Form 10-Q
period 1996-03-31
REDWOOD TRUST INC
filed 1996-05-13
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1996

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                                -----------      -----------

COMMISSION FILE NUMBER:    0-26436

                               REDWOOD TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

                 MARYLAND                              68-0329422
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

            591 REDWOOD HIGHWAY, SUITE 3100
               MILL VALLEY, CALIFORNIA                    94941
       (Address of principal executive offices)         (Zip Code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No
                              -------          -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                     8,418,945 as of May 10, 1996

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                     INDEX

                                                                                    Page
                                                                                    ----

PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements

                   Balance Sheets at March 31, 1996 and March 31, 1995..........      3

                   Statements of Operations for the three months
                   ended March 31, 1996 and March 31, 1995......................      4

                   Statements of Stockholders' Equity for the three
                   months ended March 31, 1996..................................      5

                   Statements of Cash Flows for the three months
                   ended March 31, 1996 and March 31, 1995......................      6

                   Notes to Financial Statements................................      7

    Item 2.   Management's Discussion and Analysis of

              Financial Condition and Results of Operations.....................     16

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings.................................................     43

    Item 2.   Changes in Securities.............................................     43

    Item 3.   Defaults Upon Senior Securities...................................     43

    Item 4.   Submission of Matters to a Vote of Security Holders...............     43

    Item 5.   Other Information.................................................     43

    Item 6.   Exhibits and Reports on Form 8-K..................................     43

    SIGNATURES   ...............................................................     44

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

REDWOOD TRUST, INC.

BALANCE SHEETS
(In thousands, except share data)

                                                                           March 31, 1996        December 31, 1995
                                                                           --------------        -----------------
ASSETS

       Cash and cash equivalents                                             $   9,705                $   4,825
       Mortgage assets                                                         565,159                  432,244
       Interest rate agreements                                                  1,233                      547
       Accrued interest receivable                                               4,496                    3,270
       Other assets                                                                720                      671
                                                                             ---------                ---------
                                                                             $ 581,313                $ 441,557
                                                                             =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES

       Reverse repurchase agreements                                         $ 471,372                $ 346,335
       Notes payable                                                            37,349                   23,981
       Accrued interest payable                                                  1,616                    1,290
       Accrued expenses and other liabilities                                      290                      227
       Dividends payable                                                         2,540                    1,434
                                                                             ---------                ---------
                                                                               513,167                  373,267
                                                                             ---------                ---------

       Commitments and contingencies (See Note 10)

       STOCKHOLDERS' EQUITY

       Common stock, par value $.01 per share;
           Authorized 50,000,000 shares, issued and
           outstanding 5,521,376 and 5,517,299 shares                               55                       55
       Additional paid-in capital                                               73,926                   73,895
       Net unrealized loss on assets available for sale                         (5,065)                  (5,476)
       Undistributed income (deficit)                                             (770)                    (184)
                                                                             ---------                ---------
                                                                                68,146                   68,290
                                                                             ---------                ---------
                                                                             $ 581,313                $ 441,557
                                                                             =========                =========




The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF OPERATIONS
(In thousands, except share data)

                                                                               Three Months Ended
                                                                     ---------------------------------------
                                                                     March 31, 1996           March 31, 1995
                                                                     --------------           --------------

INTEREST INCOME
        Mortgage assets                                                $    8,914               $    2,155
        Cash and investments                                                  217                       15
                                                                       ----------               ----------
                                                                            9,131                    2,170

INTEREST EXPENSE                                                            6,202                    1,533

INTEREST RATE AGREEMENTS
Interest rate agreement expense                                               151                       16
                                                                       ----------               ----------

NET INTEREST INCOME                                                         2,778                      621
Provision for credit losses                                                   332                       18
                                                                       ----------               ----------

Net interest income after provision for credit losses                       2,446                      603

General and administrative expenses                                           492                      201
                                                                       ----------               ----------

NET INCOME                                                             $    1,954               $      402
                                                                       ==========               ==========

NET INCOME PER SHARE
        Primary                                                        $     0.32               $     0.19
        Fully diluted                                                  $     0.32               $     0.19

Weighted average shares of common stock and
   common stock equivalents:
        Primary                                                         6,129,587                2,115,161
        Fully diluted                                                   6,132,648                2,115,161

Dividends declared per preferred share                                 $     0.00               $     0.20

Dividends declared per common share                                    $     0.46               $     0.00





The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 1996
(In thousands, except share data)


                                                                                Net Unrealized
                                             Common Stock        Additional     Loss on Assets
                                       ---------------------       Paid-in         Available         Undistributed
                                       Shares         Amount       Capital          for Sale        Income (Deficit)     Total
                                       ----------------------------------------------------------------------------------------

Balance, December 31, 1995             5,517,299       $55         $ 73,895        ($5,476)             ($  184)        $68,290

Shares issued pursuant to
    dividend reinvestment plan             4,077        --               79           --                   --           $    79

Offering costs                              --          --              (48)          --                   --           ($   48

Net income                                  --          --             --             --                  1,954         $ 1,954

Common stock
    dividends declared                      --          --             --             --                 (2,540)        ($2,540

Fair value adjustment on
    assets available for sale               --          --             --              411                 --           $   411
                                       ----------------------------------------------------------------------------------------

Balance, March 31, 1996                5,521,376       $55         $ 73,926        ($5,065)             ($  770)        $68,146
                                       ========================================================================================




The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF CASH FLOWS
(In thousands, except share data)

                                                                                        Three Months Ended
                                                                                ----------------------------------
                                                                                March 31, 1996      March 31, 1995
                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $   1,954            $    402
      Adjustments to reconcile net income to net cash
          provided by operating activities:
           Amortization of mortgage asset premium and discount, net                     530                (215)
           Depreciation and amortization                                                 17                   4
           Provision for credit losses on mortgage assets                               332                  18
           Amortization of interest rate cap agreements                                 151                  16
           Increase in accrued interest receivable                                   (1,226)               (111)
           Decrease (increase) in other assets                                          (66)                 45
           Increase (decrease) in accrued interest payable                              326                 (11)
           Increase (decrease) in accrued expenses and other                             63                  63
                                                                                  ---------            --------
               Net cash provided by operating activities                              2,081                 211

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mortgage assets                                                  (166,852)            (24,115)
      Principal payments on mortgage assets                                          32,814               2,673
      Purchase of interest rate cap agreements                                         (165)               (294)
                                                                                  ---------            --------
               Net cash used in investing activities                               (134,203)            (21,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings from reverse repurchase agreements                             125,037              15,695
      Net borrowings from notes payable                                              13,368               5,927
      Private placement issuance costs                                                    0                  (4)
      Proceeds from stock issued pursuant to dividend reinvestment plan                  79
      Common stock issuance costs                                                       (48)
      Dividends paid                                                                 (1,434)               (167)
                                                                                  ---------            --------
               Net cash provided by financing activities                            137,002              21,451

Net increase (decrease) in cash and cash equivalents                                  4,880                 (74)

Cash and cash equivalents at beginning of period                                      4,825               1,027
                                                                                  ---------            --------

Cash and cash equivalents at end of period                                        $   9,705            $    953
                                                                                  =========            ========


Supplemental disclosure of cash flow information:
      Cash paid for interest                                                      $  5,876             $  1,544
                                                                                  =========            ========




The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 1996

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Redwood Trust, Inc. (the "Company") was incorporated in Maryland on April 11, 1994. At incorporation 208,332 shares of the Company's common stock, par value $.01 per share ("Common Stock") were issued to various officers and employees of the Company.

         On August 19, 1994, upon receipt of the net proceeds from the first closing of its private placement of Units, the Company commenced its operations of acquiring and managing mortgage assets. Each Unit consisted of one share of Class A Convertible Preferred Stock, par value $.01 per share ("Preferred Stock") and one Stock Purchase Warrant ("Warrant"). In this first closing, the Company issued 1,226,465 Units at a price of $15 per Unit. The Company received proceeds of $16,815,877, net of an underwriting discount of $1.05 per share and other offering costs.

         In October 1994, the Company completed a second closing of its private placement of Units. The Company issued an additional 439,598 Units at a price of $15 per Unit. The Company received proceeds of $5,968,937, net of an underwriting discount of $1.05 per share and other offering costs.

         On August 9, 1995, the Company completed its initial public offering of 3,593,750 shares of common stock at $15.50 per share (the "Initial Public Offering"). The Company received proceeds of $51,132,396, net of an underwriting discount of $1.085 per share and other offering costs. Concurrent with the completion of the Initial Public Offering, all 1,666,063 outstanding shares of Class A Convertible Preferred Stock converted into 1,667,134 shares of Common Stock.

         The Company's primary source of revenue is from the acquisition and management of real estate mortgage loans and mortgage securities (together "Mortgage Assets"). The Company acquires Mortgage Assets that are secured by single-family, multifamily and commercial real estate properties throughout the Untied States, with a special emphasis on properties located in the State of California.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         A summary of the Company's significant accounting policies follows:

         Cash and cash equivalents

                  Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

         Mortgage Assets

                  The Company's mortgage assets ("Mortgage Assets") may consist of mortgage loans, mortgage loans which have been securitized by the Company following acquisition, mortgage loans which have been securitized by others prior to acquisition by the Company and interest only strips ("IO Strips").

                  Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage Assets until maturity, it may, from time to time, sell any of its Mortgage Assets as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Mortgage Assets as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

                  Unrealized losses on Mortgage Assets that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage Asset is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the Mortgage Assets; primarily, a deterioration of the credit quality of the underlying mortgages, or a deterioration of the credit protection available related to the mortgage loan pool.

                  Interest income is accrued based on the outstanding principal amount of the Mortgage Assets and their contractual terms. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using methods that approximate the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

                  IO Strips are accounted for under the prospective method. Under this method, income is amortized over the asset's estimated life based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows. This new yield is then used to calculate the subsequent quarter's financial statement income.

                  Under certain extended high interest rate periods, or in the event of extremely high prepayment rates on the collateral, the return on the Company's investment in an IO Strip could be zero or negative. In the event that the projected return on an investment in an IO Strip falls below a risk free rate, the Company would record a write down of such investment to its fair value.

         Interest Rate Agreements

                  The rate the Company pays on its short-term and variable borrowings will rise and fall without limit as short-term market interest rates fluctuate. The rate the Company earns on its adjustable rate assets, however, is limited by periodic and lifetime caps.

                  Under the Company's hedging policy the Company does not hedge specific assets or liabilities, but rather the Company hedges the risk of overall limitations to its interest income. To utilize hedge accounting, the policy requires risk reduction and that there be at least a 50% correlation between changes in the estimated fair value of the assets or liabilities hedged and the hedge instruments. Interest Rate Agreements, which include interest rate cap agreements (the "Cap Agreements") and interest rate swap agreements (the "Swap Agreements"), entered into by the Company are intended to provide income throughout their effective period to offset potential reduced net interest income under certain rising interest rate scenarios. The Company periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

                  The Company accounts for the Interest Rate Agreements as hedges. Because the Mortgage Assets are carried at fair value, the Company's Interest Rate Agreements are carried at fair value, with unrealized gains and losses reported as a separate component of equity.

                  The cost of each Cap Agreement is amortized over the effective period of that Cap Agreement using the effective interest method. The income and expense related to each Swap Agreement is recognized on an accrual basis. Gains and losses on early termination of Interest Rate Agreements are amortized as a component of net interest income over the remaining term of the original Interest Rate Agreement, or, if shorter, over the remaining term of associated Mortgage Assets as adjusted for estimated future principal prepayments.

                  Unrealized losses on Interest Rate Agreements that are considered other than temporary are recognized in income and the cost basis of the Interest Rate Agreement is adjusted. The other than temporary decline is measured as the amount of the decline in fair value attributable to factors that are other than temporary. Other than temporary unrealized losses are based on management's assessment of various factors affecting the Interest Rate Agreements; primarily, a deterioration of the ability of the counterparty to perform under the terms of the Interest Rate Agreement.

         Premises, Furniture and Equipment

                  Leasehold improvements are stated at cost and are amortized on a straight-line basis over the life of the lease. Furniture and equipment is stated at cost and depreciated on an accelerated basis over its estimated useful life. Expenditures for repairs and maintenance are charged to expense when incurred. Premises and equipment totaled $119,312 at March 31, 1996 and $113,515 at December 31, 1995. Depreciation expense and leasehold improvements amortization for the three months ended March 31, 1996 and March 31, 1995 totaled $8,895 and $4,059, respectively. Accumulated depreciation and leasehold improvement amortization totaled $37,297 at March 31, 1996 and $31,367 at December 31, 1995.

         Income Taxes

                  The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and intends to comply with the REIT provisions of the Internal Revenue Code (the "Code") and the corresponding provisions of State law. Accordingly, the Company will not be subject to Federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT, the Company is required, among other requirements, to distribute at least 95% of its taxable income.

         Earnings per Share

                  Earnings per share are based on the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of convertible preferred stock, using the if-converted method, and dilutive stock options and warrants, using the treasury stock method. The treasury stock method calculation assumes all dilutive stock options and warrants are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period, for primary earnings per share, or at the end of period market price if higher, for fully diluted earnings per share.

         Credit Risk

                  Most of the Company's Mortgage Assets have protection from some degree of credit loss either through subordination, insurance, third party guarantees, or other means. Many of the Company's privately issued Mortgage Assets have received ratings from one or more of the four nationally recognized credit rating agencies. Based on these ratings, and on credit criteria similar to those used by rating agencies, the Company assigns a "rating equivalent" to each Mortgage Asset. For purposes of assigning a rating equivalent to unrated pools of whole loans or unrated securitized pools of mortgage loans, the Company assigns a series of ratings to different portions of the pool according to the Company's estimation of how the pool would currently be structured and rated if it were newly securitized. At March 31, 1996, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+. At December 31, 1995, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of A+; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+.

                  An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its privately issued Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operations. When a loan or portions of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. During the three months ended March 31, 1996 and March 31, 1995 the Company provided for $331,516 and $18,436 in credit losses, respectively. During the three months ended March 31, 1996 and March 31, 1995 the Company incurred no in charge-offs. The reserve balance at March 31, 1996 and December 31, 1995 was $821,229 and $489,713, respectively.

NOTE 2.  MORTGAGE ASSETS

         Mortgage Assets Excluding IO Strip

         At March 31, 1996, Mortgage Assets, excluding IO Strips, consisted of the following:

                                    FEDERAL HOME LOAN   FEDERAL NATIONAL   PRIVATELY ISSUED
                                         MORTGAGE           MORTGAGE           MORTGAGE
(IN THOUSANDS)                         CORPORATION         ASSOCIATION          ASSETS              TOTAL
                                    ----------------------------------------------------------------------

Mortgage Assets, Gross                    $  81,985          $ 210,041          $ 281,781        $ 573,807

Unamortized Discount                              0               (294)           (16,560)         (16,854)
Unamortized Premium                           1,839              4,253              3,480            9,572
                                    ----------------------------------------------------------------------
Amortized Cost                               83,824            214,000            268,701          566,525

Allowance for Credit Losses                       0                  0               (821)            (821)
Gross Unrealized Gains                          265                970                613            1,848
Gross Unrealized Losses                        (217)              (487)            (3,926)          (4,630)
                                    ======================================================================
Estimated Fair Value                      $  83,872          $ 214,483          $ 264,567        $ 562,922
                                    ======================================================================

         At December 31, 1995, Mortgage Assets, excluding IO Strips, consisted of the following:

                                    FEDERAL HOME LOAN   FEDERAL NATIONAL   PRIVATELY ISSUED
                                         MORTGAGE           MORTGAGE           MORTGAGE
(IN THOUSANDS)                         CORPORATION         ASSOCIATION          ASSETS              TOTAL
                                    ----------------------------------------------------------------------

Mortgage Assets, Gross                    $  46,160           $ 190,061         $ 207,404        $ 443,625

Unamortized Discount                              0                (313)          (16,719)         (17,032)
Unamortized Premium                             907               3,608             1,535            6,050
                                    ----------------------------------------------------------------------
Amortized Cost                               47,067             193,356           192,220          432,643

Allowance for Credit Losses                       0                   0              (490)            (490)
Gross Unrealized Gains                          334               1,033               874            2,241
Gross Unrealized Losses                        (110)               (458)           (4,345)          (4,913)
                                    ======================================================================
Estimated Fair Value                      $  47,291           $ 193,931         $ 188,259        $ 429,481
                                    ======================================================================

         At March 31, 1996 and December 31, 1995, all investments in Mortgage Assets consisted of interests in adjustable rate mortgages on residential properties. A majority of such properties are located in the State of California. The securitized interests in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest by those US government agencies. The original maturity of the vast majority of the Mortgage Assets is over a period of thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

         At March 31, 1996, the average annualized effective yield was 7.59% based on the amortized cost of the assets and 7.67% based on the fair value of the assets. At December 31, 1995, the average annualized effective yield on the Mortgage Assets was 7.66% based on the amortized cost of the assets and 7.74% based on the fair value of the assets.

         Most of the adjustable rate mortgage securities and loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At March 31, 1996 and December 31, 1995 the weighted average lifetime cap was 11.53% and 11.54%, respectively.

         IO Strips

         The amortized cost and fair value of the Company's IO Strips are summarized as follows:

            (IN THOUSANDS)                                MARCH 31, 1996        DECEMBER 31, 1995
                                                          --------------        -----------------

            Amortized Cost                                        $3,218                   $3,593
            Gross Unrealized Gains                                     0                        0
            Gross Unrealized Losses                                 (981)                    (830)
                                                                  ------                   ------
            Estimated Fair Value                                  $2,237                   $2,763
                                                                  ======                   ======

         The average annualized effective yield at March 31, 1996 on the IO Strips was 8.76% based on the amortized cost of the assets and 13.14% based on the fair value of the assets. The average annualized effective yield at December 31, 1995 on the IO Strips was 9.99% based on the amortized cost of the assets and 13.61% based on the fair value of the assets.

NOTE 3.  INTEREST RATE AGREEMENTS

         The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

            (IN THOUSANDS)                                MARCH 31, 1996        DECEMBER 31, 1995
                                                          --------------        -----------------

            Amortized Cost                                        $2,534                   $2,521
            Gross Unrealized Gains                                     0                        0
            Gross Unrealized Losses                               (1,302)                  (1,974)
                                                                  ------                   ------
            Estimated Fair Value                                  $1,233                   $  547
                                                                  ======                   ======

         Cap Agreements

         The Company had twenty-seven outstanding Cap Agreements at March 31, 1996 and twenty-three outstanding Cap Agreements at December 31, 1995. Potential future earnings from each of these Cap Agreements are based on variations in the London Interbank Offered Rate ("LIBOR"). Three of the Cap Agreements at March 31, 1996 and December 31, 1995 had contractually stated notional amounts which vary over the life of the Cap Agreement. The sum of the notional amounts of the Company's Cap Agreements in effect was $400,500,000 and $302,000,000 at March 31, 1996 and December 31, 1995, respectively. The weighted average cap strike rate during the three months ended March 31, 1996 was 7.36%. The weighted average cap strike rate during the three months ended March 31, 1995 was 7.85%. Under these Cap Agreements the Company will receive cash payments should an agreed-upon reference rate, either one-month or three-month LIBOR, increase above the strike rates of the Cap Agreements.

         Cap Agreements outstanding at March 31, 1996 are as follows:

         (DOLLARS IN THOUSANDS)      AVERAGE CAP                                                             EXPECTED
                                    NOTIONAL FACE     AVERAGE CAP         LOW CAP          HIGH CAP        CAP EXPENSE
                   YEAR                AMOUNT         STRIKE RATE       STRIKE RATE      STRIKE RATE       AMORTIZATION
                   ----                ------         -----------       -----------      -----------       ------------

           1996 (last 9 months)        $378,151          7.33%             5.50%            12.00%             $ 486
                   1997                 254,957          8.02%             5.50%            12.00%               458
                   1998                 110,657          9.12%             7.13%            12.00%               355
                   1999                  82,400          9.49%             7.50%            12.00%               304
                   2000                  52,889          8.95%             7.50%            10.00%               255
                   2001                  33,082          8.55%             7.50%            9.00%                220
                   2002                  24,616          8.68%             8.00%            9.00%                157
                   2003                  22,634          8.67%             8.00%            9.00%                145
                   2004                  21,834          8.67%             8.00%            9.00%                135
                   2005                   5,216          8.53%             8.50%            9.00%                 20
                                                                                                              ------
                          Total                                                                               $2,534
                                                                                                              ======

         Swap Agreements

         The Company had one outstanding Swap Agreement at March 31 1996 and December 31, 1995. The Swap Agreement outstanding at March 31, 1996 and December 31, 1995 is as follows:

                                                                                           INTEREST RATE
                                                         NOTIONAL FACE           -----------------------------------
         PAYS FIXED/RECEIVES VARIABLE:               AMOUNT (IN THOUSANDS)       COMPANY PAYS       COMPANY RECEIVES
                                                    ----------------------------------------------------------------

         April 1996 to April 1997                          $ 10,000                 6.97%             3 Month LIBOR
         April 1997 to April 1998                          $ 10,000                 7.18%             3 Month LIBOR

         The Company has incurred credit risk to the extent that the counter-parties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. Potential credit write offs are limited to the amortized cost of the Cap Agreements. In addition, for both Cap and Swap Agreements, if one of the counter-parties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has entered into Interest Rate Agreements only with counter-parties rated A or better and has entered into Interest Rate Agreements with eight different counter-parties in order to reduce the risk of credit exposure to any one counter-party.

         There have been no terminations of Interest Rate Agreements as of March 31, 1996 or December 31, 1995.

NOTE 4.  REVERSE REPURCHASE AGREEMENTS AND NOTES PAYABLE

         The Company has entered into both reverse repurchase agreements and notes payable (together "Borrowings") to finance acquisitions of a portion of its Mortgage Assets. These Borrowings are collateralized by a portion of the Company's Mortgage Assets. At no time are more than 34% of the Borrowings with any one investment banking firm. At March 31, 1996, Mortgage Assets actually pledged had an estimated fair value of $539,571,815. At December 31, 1995, Mortgage Assets actually pledged had an estimated fair value of $386,321,449.

         At March 31, 1996 the Company had $508,721,000 of Borrowings outstanding with a weighted average borrowing rate of 5.62% and a weighted average maturity of 48 days. At December 31, 1995, the Company had $370,316,047 of Borrowings outstanding with a weighted average borrowing rate of 6.01% and a weighted average remaining maturity of 74 days. At March 31, 1996 and December 31, 1994, the Borrowings had the following remaining maturities:

             (IN THOUSANDS)                     MARCH 31, 1996           DECEMBER 31, 1995
                                                --------------           -----------------

             Within 30 days                           $221,555                    $ 75,808
             30 to 90 days                             227,234                     175,921
             Over 90 days                               59,932                     118,587
                                                      --------                    --------
             Total Borrowings                         $508,721                    $370,316
                                                      ========                    ========

         For the three months ended March 31, 1996, the average balance of Borrowings was $435,978,990 with a weighted average interest cost of 5.72%. For the three months ended March 31, 1995 the average balance of Borrowings was $102,961,000 with a weighted average interest cost of 6.04%. The maximum balance outstanding during the three months ended March 31, 1996 was $508,721,000. The maximum balance outstanding during the three months ended March 31, 1995 was $121,998,000.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1996 and December 31, 1995 . FASB statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                         MARCH 31, 1996                DECEMBER 31, 1995
                                                         --------------                -----------------
                                                     CARRYING         FAIR            CARRYING        FAIR
             (IN THOUSANDS)                           AMOUNT          VALUE            AMOUNT         VALUE
                                                      ------          -----            ------         -----
             Assets

                   Mortgage Assets                   $562,922       $562,922         $429,481       $429,481
                   IO Strips                            2,237          2,237            2,763          2,763
                   Interest Rate Agreements             1,233          1,233              547            547

         Management bases its fair value estimates primarily on third party bid price indications, such as bid indications provided by dealers who make markets in these assets and asset valuations made by collateralized lenders, when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and accrued liabilities are reflected in the financial statements at their amortized costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 6.  CLASS A CONVERTIBLE PREFERRED STOCK

         Prior to the Initial Public Offering the Company was authorized to issue up to 12,000,000 shares of Preferred Stock, $.01 par value, in one or more series and to fix the powers, designations, preferences and rights of each series. The Preferred Stock ranked senior to the Company's Common Stock as to dividends and liquidation rights. Following the closing of the Initial Public Offering, the Company filed Articles Supplementary to reclassify all authorized and unissued shares of Preferred Stock and all shares of Preferred Stock received upon conversion of Preferred Stock into Common Stock as authorized and unissued shares of Common Stock.

NOTE 7.  STOCK PURCHASE WARRANTS

         At March 31, 1996 and December 31, 1995 there were 1,665,063 and 1,665,063 Warrants outstanding, respectively. Each Warrant entitles the holder to purchase 1.000667 share of the Company's common stock at an exercise price of $15.00 per share. The Warrants remain exercisable until December 31, 1997.

NOTE 8.  STOCK OPTION PLAN

         The Company has adopted a Stock Option Plan for executive officers, key employees and non-employee directors (the "Stock Option Plan"). The Stock Option Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant "incentive stock options" as defined under section 422 of the Code ("ISOs"), options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation rights and limited stock appreciation rights ("Awards") and dividend equivalent rights ("DERs") to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs with DERs pursuant to a formula under the Stock Option Plan.

         The number of shares of Common Stock available under the Stock Option Plan for options and Awards, subject to certain anti-dilution provisions, is 500,000 shares of Common Stock. The exercise price for ISOs granted under the Stock Option Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. No options were granted during the three months ended March 31, 1996. During the year ended December 31, 1995 each of the four non-employee directors was automatically granted an additional 2,500 NQSOs at an exercise price of $7.18 per share and employees were granted 156,972 NQSOs at exercise prices ranging from $17.38 to $21.50 per share. On July 19, 1995, 47,083 options were exercised at prices ranging from $0.10 to $0.11 per share resulting in proceeds to the Company of $5,079. During the year ended December 31, 1994 the Company granted 40,000 options at an exercise price of $0.10 per share, 20,000 of which were NQSOs and 20,000 of which were ISOs, and 148,333 ISOs at an exercise price of $0.11 per share. All stock options granted under the Stock Option Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

         The Company's Stock Option Plan permits NQSOs granted under the plan to accrue DERs. The first quarter 1996 dividend resulted in non-cash charges to general and administrative expenses of $84,919 for DERs accruing on NQSOs outstanding on the record date of the dividend. The 1995 dividends on common stock resulted in non-cash charges to general and administrative expenses of $54,513 for DERs accruing on NQSOs outstanding on the record date of the dividend. DERs represent shares of stock which are issuable to holders of NQSOs when the holders exercise the underlying NQSOs based on the price of the stock on the dividend payment date. A total of 6,540 shares have been granted as DERs as of March 31, 1996. At March 31, 1996 a total of 361,845 of the 500,000 available options had been granted as options or DERs (47,083 of which had been exercised) leaving 138,155 of the options available for grant.

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company is required to either recognize compensation expense under this method or to disclose the pro forma net income and earnings per share effects based on the SFAS No. 123 fair value methodology. SFAS No. 123 applies to financial statements for fiscal years beginning after December 15, 1995. The Company will implement the requirements of SFAS No. 123 in 1996 and will only adopt the disclosure provisions of this statement; accordingly, this statement will have no impact on the financial position and the results of operations when adopted.

NOTE 9.  DIVIDENDS

         On March 11, 1996 the Company declared a dividend of $2,539,833, or $0.46 per common share. This dividend was paid on April 19, 1996 to shareholders of record as of March 29, 1996.

         On March 17, 1995, the Company declared a dividend of $333,213, or $0.20 per preferred share. This dividend was paid on April 21, 1995 to preferred shareholders of record as of March 31, 1995. On June 19, 1995, the Company declared a dividend of $499,819, or $0.30 per preferred share. This dividend was paid on July 21, 1995 to preferred shareholders of record as of June 30, 1995. On September 15, 1995, the Company declared a dividend of $1,103,264, or $0.20 per common share. This dividend was paid on October 20, 1995 to common shareholders of record as of September 29, 1995. On December 13, 1995, the Company declared a dividend of $1,434,500, or $0.26 per common share. This fourth quarter 1995 dividend was paid on January 19, 1996 to common shareholders of record as of December 29, 1995.

         Under the Internal Revenue Code of 1986, a dividend declared by a REIT in December of a calendar year, payable to shareholders of record as of a specified date in December, will be deemed to have been paid by the Company and received by the shareholders on that record date if the dividend is actually paid before February 1st of the following calendar year. Therefore, the dividends declared in December 1995 and 1994 which were paid in January 1996 and 1995, respectively, are considered taxable income to shareholders in the year declared. The Company's dividends are not eligible for the dividends received deduction for corporations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         As of March 31, 1996 the Company had entered into a commitment to purchase a Federal National Mortgage Association Asset for approximately $8,000,000 and a commitment to purchase a privately issued Mortgage Asset for approximately $46,500,000. At March 31, 1996 and December 31, 1995, the Company had no other outstanding commitments to purchase or sell Mortgage Assets or to purchase, sell or terminate Interest Rate Agreements. The Company also had no commitments to enter into additional reverse repurchase agreements or other borrowings.

         Rental expense for office properties under operating leases for the three months ended March 31, 1996 and March 31, 1995 was $24,062 and $15,724, respectively. Future minimum rental commitments as of March 31, 1996 under noncancelable operating leases with initial or remaining terms of more than one year, are as follows:

           (IN THOUSANDS)                                   MINIMUM RENTAL
                          YEAR ENDING                           COMMITMENT
                         DECEMBER 31,              AS OF DECEMBER 31, 1995
                         ------------              -----------------------

                                 1996                                   72
                                 1997                                   88
                                                                      ----
                                Total                                 $160
                                                                      ====


         Because the lease is in the Company's name, the above amounts represent 100% of the minimum future rental commitments. However, the Company shares certain office expenses, such as lease payments and utilities, on a pro rata basis with GB Capital. GB Capital is owned by certain officers of the Company. This arrangement is covered by an Administrative Services and Facilities Sharing Agreement. For the three months ended March 31, 1995, the Company was bearing 70% of the lease expenses and GB Capital was bearing 30%. For the three months ended March 31, 1996, the Company was bearing 95% of the lease expenses and GB Capital was bearing 5%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  Redwood Trust Inc. (the "Company") commenced operations in August 1994 following the first closing of its private placement of equity capital. On August 9, 1995, the Company tripled its equity base through its Initial Public Offering of Common Stock (IPO). On April 19, 1996 the Company raised an additional $54.5 million in equity through a secondary offering of Common Stock. The Company has grown since its inception and intends to continue to grow. The operating results and financial condition of the Company reflect this growth and should be interpreted accordingly. Performance may differ should the Company reach a state wherein its asset size is stable and the Company's equity capital base is fully utilized as described under the Company's Risk-Adjusted Capital Policy.

                  The Company is a portfolio lending company which acquires and manages both single-family real estate mortgage loans which have been originated to high-quality underwriting standards and securitized interests in pools of single family mortgage loans (collectively, "Mortgage Assets"). To date, the Company has acquired Mortgage Assets secured by single-family real estate properties throughout the United States, with an emphasis on properties located in the State of California. Substantially all of the Company's current Mortgage Assets have coupon rates which adjust over time (subject to certain limitations and lag periods) in conjunction with changes in short-term interest rates. The Company may also acquire fixed-rate single-family Mortgage Assets, multi-family and commercial Mortgage Assets in the future.

                  All of the Company's income to date has been net interest income generated from its Mortgage Assets and its cash balances ("earning assets"). The Company funds its acquisitions of earning assets with both borrowings and cash raised from issuance of equity capital. For that portion of the balance sheet funded with equity capital ("equity-funded lending"), net interest income is primarily a function of the yield generated from earning assets. Due to the adjustable-rate nature of its earning assets, management expects that income from this source will tend to increase as short-term interest rates rise and will tend to decrease as short-term interest rates fall.

                  For the portion of the balance sheet made up of earning assets funded with borrowings ("spread lending"), the Company generates net interest income to the extent that there is a positive spread between the yield on earning assets and the cost of borrowed funds and interest rate agreements. Net interest income from spread lending is a function of both the spread and the total volume of spread lending assets. Income from spread lending may fall following an increase in short-term interest rates. In these conditions, spread lending income may, after a lag period, be restored to its former level as earning asset yields adjust to market conditions. Income from spread lending may increase following a fall in short-term interest rates; this increase may be temporary as earning asset yields adjust to the new market conditions after a lag period.

                  Management believes that in a rising short-term interest rate environment the net result of these effects on the equity-funded lending and spread lending portions of the Company's balance sheet may be, after a lag period, an overall increase in earnings and dividends relative to what they would have been otherwise. Similarly, the net result of a falling interest rate environment may be a decrease in earnings and dividends relative to what they would have been otherwise. In each case, however, the Company will seek to maintain, after initial adjustment lags, a constant or widening relationship between the earnings and dividend yield of the Company and the level of short-term interest rates.

                  The Company seeks to generate secular growth in earnings and dividends per share in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the balance sheet when opportunities in the mortgage market are likely to allow growth in earnings per share, (ii) seeking to improve productivity by increasing the size of the balance sheet at a rate faster than operating expenses increase, (iii) changing the mix of Mortgage Asset types on the balance sheet in an effort to improve risk-adjusted returns, (iv) seeking to benefit by an increased market value of assets and lower borrowing costs should Mortgage Asset quality improve with seasoning, mortgage principal repayments, and improvements in real estate markets and the general economy, and (v) increasing the efficiency with which the Company utilizes its equity capital over time by increasing the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity.

                  The Company intends to seek to increase dividends and earnings per share by continuing to follow its current business strategy. The Company intends to acquire Mortgage Assets until the asset base has reached a size wherein the Company's equity capital base is fully utilized as described under the Company's Risk-Adjusted Capital Policy. The Company intends to continue its primary focus on the acquisition of single-family adjustable-rate Mortgage Assets such as high-quality whole Mortgage Loans and mortgage securities rated AAA and AA. The Company will seek to increase participation in its Dividend Reinvestment Plan.

                  The Company intends to continue to increase its equity capital base through various offerings. Management will increase its equity base when it believes existing shareholders are likely to benefit from such offerings through earnings and dividends per share that may be increased as compared to the level of earnings and dividends the Company would likely generate without such offerings.

         RESULTS OF OPERATIONS:  FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

             REPORTING PERIODS

                  The 1994 fiscal year ("fiscal 1994") commenced with the start of Company operations on August 19, 1994 and finished December 31, 1994. Fiscal year 1995 ("1995"), the four quarters of 1995 and the first quarter of 1996 correspond to their calendar equivalents.

             NET INCOME SUMMARY

                  From the first quarter of 1995 to the first quarter of 1996, the Company reported significant increases in total dividends, GAAP and taxable income. Total dividends declared rose from $0.3 million to $2.5 million. GAAP income rose from $0.4 million to $2.0 million. Taxable income rose from $0.4 million to $2.5 million.

                  Dividends, GAAP income and taxable income per share also increased significantly. Quarterly dividends increased by 130%, from $0.20 per share of Preferred Stock in the first quarter of 1995 to $0.46 per Common in the first quarter of 1996. GAAP income per share rose by 68%, from $0.19 to $0.32 over the same period. Taxable income per share entitled to a dividend rose 84%, from $0.25 to $0.46.

                  The primary factors driving this growth in dividends and profits were an increase in the Company's average equity base from $21.8 million to $68.7 million and an increase in the returns earned on this equity.

                  Return on equity increased as net interest income increased more rapidly than did credit expenses and general and administrative expenses. On a GAAP basis for the first quarters of 1995 and 1996, net interest income as a percent of equity increased from 11.54% to 16.25%. Credit expenses increased from 0.34% to 1.94% of equity and general and administrative expenses decreased from 3.74% to 2.88% of equity. The resulting net GAAP return on equity increased by 3.97%, from 7.46% to 11.43%.

                  On a taxable income basis for the first quarters of 1995 and 1996, net interest income as a percent of equity increased from 11.26% to 17.28%, while credit expenses remained at 0.00% of equity and general and administrative expenses decreased from 3.68% to 2.36% of equity. The resulting net taxable return on equity increased by 7.34%, from 7.58% to 14.92%.

                  Net interest income as a percent of equity from the first quarter of 1995 to the first quarter of 1996 increased for GAAP income and for taxable as: (i) the yield on the Company's earning assets increased, thus increasing returns from the equity-funded lending part of the balance sheet, (ii) spread lending became more profitable as the Company increased the spread between the yield on earning assets and the cost of borrowing and hedging, and (iii) the Company increased the amount of its spread lending activities relative to its equity base (the Company's capital was closer to being fully employed).

             GAAP  INCOME AND TAXABLE INCOME

                  Income as calculated according to generally accepted accounting principles (GAAP income) differs from income as calculated for tax purposes (taxable income) for various reasons. This distinction is important to the Company's shareholders as dividends are based on taxable income. While the Company does not pay taxes so long as it meets the REIT requirements, each year the Company completes a corporate tax form wherein taxable income is calculated as if the Company were to be taxed. This taxable income level determines the amount of dividends the Company will pay out over time.

             DIFFERENCES BETWEEN GAAP INCOME AND TAXABLE INCOME

                  The table below summarizes the differences between GAAP income and taxable income for the first quarters of 1996 and 1995. Interest income differs due to different methods of calculating the rate of amortization into income of the discount created when Mortgage Assets are acquired at a price below the principal value of the mortgages. Credit expense differs between tax and GAAP methods because the Company takes credit provisions in order to build a credit reserve for GAAP whereas only actual credit losses are deducted in calculating taxable income. General and administrative expenses differ due to differing treatment of leasehold amortization, certain stock option expenses, and other items.

                                     TABLE 1
                         GAAP INCOME AND TAXABLE INCOME

                                         1996          1996         1996              1995          1995        1995
                                       QUARTER 1    QUARTER 1     QUARTER 1         QUARTER 1    QUARTER 1    QUARTER 1
                                         GAAP        TAXABLE      GAAP/TAX            GAAP        TAXABLE     GAAP/TAX
                                        INCOME        INCOME     DIFFERENCES         INCOME        INCOME    DIFFERENCES
                                        ------        ------     -----------         ------        ------    -----------
                                                                (DOLLARS IN THOUSANDS)

Interest Income                          $9,131       $9,306         $175             $2,170       $2,155        $(15)
Interest Expense                          6,202        6,202            0              1,533        1,533           0
Interest Rate Agreement Expense             151          151            0                 16           16           0
- -------------------------------          ------       ------         ----             ------       ------        ----
Net Interest Income                       2,778        2,953          175                621          606         (15)

Credit Expense                              332            0          332                 18            0          18
General & Administrative Expense            492          404           88                201          198           3
- --------------------------------         ------       ------         ----             ------       ------        ----

Net Income                               $1,954       $2,549         $595             $  402       $  408        $  6


             INTEREST INCOME AND THE EARNING ASSET YIELD

                  On average, the Company had $501.7 million in earning assets during the first three months of 1996 as compared to the $123.2 million on average for the same time period in 1995. The Company's sole source of income to date has been the interest income earned from these earning assets. As a portfolio lender, the Company expects to continue to rely on interest income as its primary source of income in the future.

                  On a GAAP basis, total interest income for the first quarter rose from $2.2 million in 1995 to $9.1 million in 1996 as the GAAP yield on earning assets rose from 7.14% to 7.32%. These yields were 0.53% and 1.99% over the average daily six-month LIBOR rate during those periods.

                  On a taxable basis, total interest income rose from $2.2 million in the first quarter of 1995 to $9.3 million in 1996 as the earning asset based increased and the yield on earning assets rose from 7.09% to 7.46%. These yields were 0.48% and 2.13% higher than the average daily six-month LIBOR interest rate during those periods. The table below shows the Company's balances of cash and Mortgage on a taxable income and a GAAP basis, and the weighted average yield on earning assets as compared to the six-month LIBOR rate.

                                     TABLE 2
                               EARNING ASSET YIELD

                                                                      GAAP                              TAXABLE
                                                          DAILY       YIELD                              YIELD
                                               GAAP      AVERAGE     VERSUS                  TAXABLE     VERSUS
                       GAAP       AVERAGE    YIELD ON     SIX-       AVERAGE     TAXABLE    YIELD ON    AVERAGE
                     INTEREST     EARNING    EARNING      MONTH     SIX-MONTH   INTEREST     EARNING   SIX-MONTH
                      INCOME      ASSETS      ASSETS      LIBOR       LIBOR      INCOME      ASSETS      LIBOR
                      ------      ------      ------      -----       -----      ------      ------      -----
                                                       (DOLLARS IN THOUSANDS)

Fiscal 1994           $ 1,296    $ 56,361     6.31%       6.03%       0.28%      $ 1,267      6.17%      0.14%
1995, Quarter 1         2,170      123,196    7.14%       6.61%       0.53%        2,155      7.09%      0.48%
1995, Quarter 2         2,961      161,164    7.37%       6.16%       1.21%        2,996      7.46%      1.30%
1995, Quarter 3         3,985      211,310    7.48%       5.88%       1.60%        4,034      7.57%      1.69%
1995, Quarter 4         6,610      367,448    7.14%       5.74%       1.40%        6,716      7.25%      1.51%
1996, Quarter 1         9,131      501,749    7.32%       5.33%       1.99%        9,306      7.46%      2.13%

                  The majority of the Company's Mortgage Assets have coupons which adjust up and down as a function of changes in the six-month LIBOR rate, which is the benchmark short-term interest rate the Company uses when evaluating the yield performance of its assets. LIBOR is the London Inter-Bank Offered Rate and represents the wholesale funding rates of international money center banks when they borrow from each other in U.S. dollars. It is closely related to the rate on large certificates of deposit (CDs) offered by U.S. domestic banks. For the first three months of 1995, the average six-month LIBOR rate was 6.61%; for the first three months of 1996, the average six-month LIBOR rate was 5.33%

                  The Company was able to increase its earning asset yield despite the decrease in short term interest rates as (i) the Company acquired assets with higher yields during 1995, (ii) the coupon rate on low-initial-coupon ("teaser") adjustable-rate mortgages acquired during fiscal 1994 and early 1995 had time to adjust upwards towards the full potential coupon rate, and (iii) short-term interest rates generally declined. Declines in short-term interest rates generally have a temporary positive effect on the earning asset yield relative to LIBOR as there is a lag in the adjustment of Mortgage Asset coupons to market conditions.

                  The mortgage principal repayment rate for the Company was 9% in the first quarter of 1995 and 26% in the first quarter of 1996. The principal repayment rate was similar for the Company's assets acquired at a premium and those acquired at a discount throughout these periods. Economically, the Company may have benefited from the increase in the rate of mortgage principal repayment for a variety of reasons, including that the Company has had a greater balance of discount than premium. Nevertheless, faster principal repayments had a negative effect on the Company's earning asset yield due to the Company's treatment of premium and discount amortization. The Company adjusts its rate of premium amortization monthly based on actual principal repayments received. For discounts, however, the Company's amortization schedules are determined using a fixed principal repayment rate assumption which would be changed only if the Company believed that long-term mortgage principal repayment rates had changed. As a result, premium amortization accelerates as compared to discount amortization as the rate of principal repayment increases. This lowers the earning asset yield and reported earnings. Another result of the faster premium amortization rate in the latter part 1995 and thus far in 1996 is that the Company has a larger net discount balance on its balance sheet at this time than it would have otherwise. This discount balance (net of the effect of any credit losses) will be amortized into income over time, thus benefiting future income.

                  The Company may acquire new Mortgage Assets with coupons that are initially low relative to prevailing short-term interest rates. As a result, the overall earning asset yield relative to six-month LIBOR may be temporarily lower during periods of rapid asset growth such as the Company has experienced following its various equity offerings.

                  In addition to Mortgage Assets with coupons linked to the six-month LIBOR index, the Company also acquires assets with coupons linked to the one-year Treasury Bill rate, the one-month LIBOR rate, the six-month bank CD rate, and other indices. To the extent these other indices rise or fall relative to six-month LIBOR, the Company's earning asset yield versus six-month LIBOR would also rise or fall over time.

             INTEREST EXPENSE AND THE COST OF FUNDS

                  The Company's largest expense is the cost of borrowed funds. From the first quarter of 1995 and 1996, interest expense increased from $1.5 million to $6.2 million as average borrowed funds rose from $103.0 million to $436.0 million. The average cost of funds during these two periods fell from 6.04% to 5.72%. Interest expense is calculated in the same manner for GAAP and tax purposes.

                  The Company's cost of funds was 57 basis points under the average daily six-month LIBOR rate in the first quarter of 1995 but was 39 basis points over the average six-month LIBOR rate in the first quarter of 1996. The cost of funds in the first quarter of 1995 benefited from an extension of liabilities in late 1994. In addition, the cost of funds was higher relative to short-term interest rates in the first quarter of 1996 due to acquisitions during 1995 and 1996 of whole Mortgage Loans and other assets with higher funding costs, due to falling short-term interest rates, and due to a significant increase in the one-month LIBOR rate relative to the six-month LIBOR rate. The bulk of the Company's borrowings in 1995 and in the first quarter of 1996 had monthly interest rate resets, so changes in the Company's cost of funds have been more highly correlated with changes in the one-month LIBOR rate than with the six-month LIBOR rate. By basing the bulk of its borrowings on one-month LIBOR, the Company benefited in 1995 and the first quarter of 1996 relative to a strategy of using longer-term borrowings.

                  The following table shows the Company's cost of funds as compared to the average daily six-month LIBOR rate.

                                     TABLE 3
                                  COST OF FUNDS

                                           GAAP                        COST OF                      ONE-MONTH
                                            AND                         FUNDS         AVERAGE         LIBOR
                          AVERAGE        TAXABLE                        VERSUS          SIX-       RELATIVE TO
                          BORROWED       INTEREST       COST OF       SIX-MONTH        MONTH        SIX-MONTH
                           FUNDS         EXPENSE         FUNDS          LIBOR          LIBOR          LIBOR
                           -----         -------         -----          -----          -----          -----
                                                        (DOLLARS IN THOUSANDS)

Fiscal 1994               $ 37,910        $ 760          5.50%         (0.53%)         6.03%         (0.51%)
1995, Quarter 1            102,961         1,533         6.04%         (0.57%)         6.61%         (0.56%)
1995, Quarter 2            139,979         2,191         6.28%           0.12%         6.16%         (0.08%)
1995, Quarter 3            159,794         2,432         6.04%           0.16%         5.88%           0.01%
1995, Quarter 4            295,089         4,452         5.99%           0.25%         5.74%           0.11%
1996, Quarter 1            435,979         6,202         5.72%           0.39%         5.33%           0.10%

             NET INTEREST RATE AGREEMENT EXPENSE

                  As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and interest rate swaps ("hedges"). These agreements are used solely to reduce interest rate risk. The agreements are designed to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly (see Footnote 3 to the Financial Statements).

                  The net interest rate agreement expense, or hedging expense, equals income from these agreements less the associated expense and is calculated in the same manner for GAAP and tax. The net interest rate agreement expense was $15,592 in the first quarter of 1995 and $151,232 in the first quarter of 1996. As a percentage of average earning assets, the net hedging expense equaled 0.05% in the first three months of 1995 and 0.12% for the same period in 1996. As a percentage of average borrowings, the net hedging expense equaled 0.06% in the first quarter of 1995 and 0.16% in the first quarter of 1996. The primary reason hedging expenses increased as a percentage of assets and borrowings was that in early 1995 the Company focused primarily on hedging future periods (as reflected in higher hedging expenses in mid-1995) while relying on the extension of borrowings to protect income in the short-term. In early 1996, the Company utilized primarily one-month borrowings and thus focused on hedging both current and future periods.

                  Net interest rate agreement expense as a percentage of assets and borrowings has generally declined since mid-1995 due to a flatter yield curve and lower levels of interest rate volatility.

                                     TABLE 4
                       NET INTEREST RATE AGREEMENT EXPENSE

                          INTEREST RATE     INTEREST RATE     NET INTEREST      NET EXPENSE       NET EXPENSE
                            AGREEMENT         AGREEMENT      RATE AGREEMENT       AS % OF       AS % OF AVERAGE
                              INCOME           EXPENSE          EXPENSE       AVERAGE ASSETS      BORROWINGS
                              ------           -------          -------       --------------      ----------
                                                         (DOLLARS IN THOUSANDS)

Fiscal 1994                     $ 0              $ 8              $ 8              0.04%             0.06%
1995, Quarter 1                   0               16                16             0.05%             0.06%
1995, Quarter 2                   0               82                82             0.20%             0.23%
1995, Quarter 3                   0              112               112             0.21%             0.28%
1995, Quarter 4                   0              129               129             0.14%             0.17%
1996, Quarter 1                   0              151               151             0.12%             0.14%

         NET INTEREST INCOME FROM EQUITY-FUNDED LENDING AND SPREAD LENDING

                  For the purpose of analyzing net interest income, the Company has divided its balance sheet activities into two parts: equity-funded lending and spread lending. Each of these two portions of the Company's balance sheet has a different dynamic with respect to changes in interest rates, asset/liability strategy, growth, and other factors.

                  Spread lending is that part of the Company's business wherein earning assets are funded with borrowings. Profits from spread lending are a function of the volume of spread lending assets and the spread the Company earns between its average earning asset rate and the cost of borrowed funds and interest rate hedging agreements. In the first quarter of 1996, the Company earned 57% of its GAAP net interest income from spread lending.

                  Equity-funded lending is that part of the Company's business wherein earning assets are funded with cash received from the issuance of equity capital. Profits from equity-funded lending are a function of the average yield on earning assets and the percentage of the Company's equity base which is invested in earning assets. In the first quarter of 1996, the Company earned 43% of its GAAP net interest income from equity-funded lending.

                  Management believes equity-funded lending has a large influence on the Company's profitability relative to financial institutions which have lower equity-to-asset ratios and relative to financial institutions which have intangible capital or have significant amounts of non-earning assets or net working capital on their books. For example, in the first quarter of 1996 approximately 96% of the Company's equity was invested in earning assets.

                  When analyzing the profitability of equity-funded lending and spread lending, the Company does not assign specific assets to each type of lending, but rather assumes that one portion of aggregate earning assets is funded with equity and another portion of the aggregate earning assets is funded with borrowings. The Company assigns all borrowing and hedging costs to spread lending and assigns all non-earning assets to equity-funded lending.

             SPREAD LENDING PROFITABILITY

                  On a GAAP basis, spread lending profits increased from $0.3 million in the first quarter of 1995 to $1.6 million in the first quarter of 1996. The total amount of spread lending undertaken by the Company increased from $103.0 million to $436.0 million over this time frame.

                  The spread earned, or spread lending profits divided by spread lending assets, increased from 1.04% in the first quarter of 1995 to 1.46% in the first quarter of 1996. The amount of spread lending relative to the size of the Company's equity base increased from 4.72 times to 6.34 times. As a result of the increase in spread and the increase in the relative amount of spread lending, the contribution of spread lending to the Company's GAAP return on equity increased from 4.92% in the first quarter of 1995 to 9.25% in the first quarter of 1996.

                  The table below shows the components making up the Company's spread as calculated on a GAAP basis, the ratio of spread lending assets to equity, and the contribution made to return on equity from spread lending net interest income.

                                     TABLE 5
                        GAAP SPREAD LENDING PROFITABILITY

                                GAAP
                               EARNING                                                     GAAP                   GAAP
                                ASSET       COST         NET                                NET       SPREAD     SPREAD
                              YIELD FOR      OF       INTEREST                           INTEREST     LENDING    LENDING
                               SPREAD       FUNDS       RATE                              INCOME      ASSETS     INCOME
                             LENDING VS.  VS. SIX-    AGREEMENT                SPREAD      FROM        OVER       OVER
                              SIX-MONTH     MONTH     EXPENSE/      GAAP      LENDING     SPREAD      AVERAGE    AVERAGE
                                LIBOR       LIBOR    BORROWINGS    SPREAD      ASSETS     LENDING     EQUITY     EQUITY
                                -----       -----    ----------    ------      ------     -------     ------     ------
                                                                (DOLLARS IN THOUSANDS)

         Fiscal 1994            0.45%      (0.53%)     (0.06%)      0.92%     $ 37,910      $ 127       1.94x     1.78%
         1995, Quarter 1        0.53%      (0.57%)     (0.06%)      1.04%      102,961        265       4.72      4.92%
         1995, Quarter 2        1.21%       0.12%      (0.23%)      0.86%      139,979        299       6.20      5.32%
         1995, Quarter 3        1.60%       0.16%      (0.28%)      1.16%      159,794        469       3.08      3.59%
         1995, Quarter 4        1.40%       0.25%      (0.17%)      0.98%      295,456        727       4.10      4.01%
         1996, Quarter 1        1.99%       0.39%      (0.14%)      1.46%      435,979      1,581       6.34      9.25%

                  On a taxable income basis, the Company's spread widened from 0.99% in the first quarter of 1995 to 1.60% in the first quarter of 1996. The contribution of spread lending to the Company's taxable return on equity increased from 4.68% to 10.14%.

                  The table below shows the components making up the Company's spread as calculated on a taxable income basis, the ratio of spread lending assets to equity, and the contribution made to return on equity from spread lending net interest income.

                                     TABLE 6
                      TAXABLE SPREAD LENDING PROFITABILITY

                               TAXABLE
                               EARNING                                                    TAXABLE                SPREAD
                                ASSET       COST         NET                                NET       SPREAD     LENDING
                              YIELD FOR      OF       INTEREST                           INTEREST     LENDING    TAXABLE
                               SPREAD       FUNDS       RATE                              INCOME      ASSETS     INCOME
                             LENDING VS.  VS. SIX-    AGREEMENT                SPREAD      FROM        OVER       OVER
                              SIX-MONTH     MONTH     EXPENSE/     TAXABLE    LENDING     SPREAD      AVERAGE    AVERAGE
                                LIBOR       LIBOR    BORROWINGS    SPREAD      ASSETS     LENDING     EQUITY     EQUITY
                                -----       -----    ----------    ------      ------     -------     ------     ------
                                                                (DOLLARS IN THOUSANDS)
         Fiscal 1994            0.30%      (0.53%)     (0.06%)      0.77%     $ 37,910      $ 106       1.94x     1.48%
         1995, Quarter 1        0.48%      (0.57%)     (0.06%)      0.99%      102,961        252       4.72      4.68%
         1995, Quarter 2        1.30%       0.12%      (0.23%)      0.95%      139,979        330       6.20      5.87%
         1995, Quarter 3        1.69%       0.16%      (0.28%)      1.25%      159,794        505       3.08      3.87%
         1995, Quarter 4        1.51%       0.25%      (0.17%)      1.09%      295,456        813       4.10      4.48%
         1996, Quarter 1        2.13%       0.39%      (0.14%)      1.60%      435,979      1,733       6.34     10.14%

             EQUITY-FUNDED LENDING PROFITABILITY

                  The bulk of the cash the Company has received from its equity offerings has been invested directly into earning assets. Since the Company has not borrowed funds to acquire these equity-funded earning assets, the yield earned goes directly into net interest income. Equity also funds a small amount of non-earning assets such as leasehold improvements and net working capital. In the first quarter of 1995, 93% of equity was invested in earning assets. In the first quarter of 1996, 96% of equity was invested in earning assets.

                  The contribution to return on equity from equity-funded lending on a GAAP basis was 6.62% in the first quarter of 1995 and 7.00% in the first quarter of 1996. On a taxable basis, the contribution to return on equity from equity-funded lending was 6.58% and 7.14% for these periods, respectively. Equity-funded profitability increased due to increasing earning asset yields and to an increasing percentage of equity invested in earning assets. The table below summarizes the Company's equity-funded lending profitability.

                                     TABLE 7
                       EQUITY-FUNDED LENDING PROFITABILITY

                                                                                             GAAP                            TAXABLE
                                                                                            EQUITY-                          EQUITY-
                                                                      GAAP                  FUNDED     TAXABLE               FUNDED
                                             PERCENT                EARNING       GAAP        NET      EARNING    TAXABLE      NET
                                               OF                    ASSET       EQUITY-    INTEREST    ASSET     EQUITY-   INTEREST
                                             EQUITY      EQUITY-   YIELD FOR     FUNDED      INCOME   YIELD FOR    FUNDED     INCOME
                                           INVESTED IN    FUNDED     EQUITY-       NET      AS % OF    EQUITY-      NET      AS % OF
                                  AVERAGE    EARNING     EARNING     FUNDED     INTEREST    AVERAGE    FUNDED     INTEREST   AVERAGE
                                   EQUITY    ASSETS       ASSETS     LENDING     INCOME     EQUITY     LENDING     INCOME     EQUITY
                                  -------  -----------   -------   ---------    --------    --------  ---------   --------  --------
                                                       (DOLLARS IN THOUSANDS)
         Fiscal 1994              $19,584       94%      $18,451      5.96%      $  401      5.62%      5.86%      $  394      5.52%
         1995, Quarter 1           21,820       93%       20,236      7.14%         356      6.62%      7.09%         354      6.58%
         1995, Quarter 2           22,561       94%       21,185      7.37%         389      6.92%      7.46%         394      7.00%
         1995, Quarter 3           51,868       99%       51,516      7.48%         972      7.43%      7.57%         983      7.52%
         1995, Quarter 4           71,991      100%       71,991      7.14%       1,301      7.17%      7.25%       1,322      7.28%
         1996, Quarter 1           68,743       96%       65,788      7.32%       1,197      7.00%      7.46%       1,220      7.14%

             TOTAL NET INTEREST INCOME

                  Net interest income equals interest income less interest expense and net interest rate agreement expense. Net interest income is the total profit before credit and operating expenses generated both by equity-funded earning assets and by spread lending. GAAP net interest income increased from $0.6 million in the first quarter of 1995 to $2.8 million in the first quarter of 1996. Taxable net interest income increased from $0.6 million to $3.0 million over the same period.

                  The net interest margin equals net interest income as a percentage of average assets. The net interest margin on a GAAP taxable basis was 2.00% in the first three months of 1995 and 2.20% for the same period of 1996. The net interest margin on a taxable basis was 1.96% in the first quarter of 1995 and 2.34% in the first quarter of 1996.

                  Net interest income as a percent of equity on a GAAP basis increased from 11.54% in the first quarter of 1995 to 16.25% in the first quarter of 1996. On a taxable basis, net interest income as a percent of equity increased from 11.26% to 17.28%. These significant increases in profitability were primarily a result of an increase in spread lending profitability, although equity-funded lending profitability increased as well.

                                                          TABLE 8
                                                    NET INTEREST INCOME

                                                                GAAP                                               TAXABLE
                                                     GAAP      EQUITY-                                    TAXABLE  EQUITY-
                                                    SPREAD     FUNDED       GAAP                           SPREAD   FUNDED  TAXABLE
                                                  LENDING     LENDING      NET                            LENDING  LENDING    NET
                               GAAP       GAAP      INCOME     INCOME     INTEREST   TAXABLE    TAXABLE    INCOME   INCOME  INTEREST
                                NET       NET     AS A % OF   AS A % OF    INCOME/      NET       NET     AS % OF  AS % OF  INCOME/
                             INTEREST   INTEREST   AVERAGE     AVERAGE    AVERAGE    INTEREST  INTEREST   AVERAGE  AVERAGE  AVERAGE
                              INCOME     MARGIN     EQUITY     EQUITY      EQUITY     INCOME    MARGIN     EQUITY   EQUITY   EQUITY
                             --------   --------  ---------   ---------   --------   --------  --------   -------  -------  --------
                                                    (DOLLARS IN THOUSANDS)
         Fiscal 1994          $  528      2.51%      1.78%      5.62%       7.40%   $  500        2.37%     1.48%    5.52%    7.00%
         1995, Quarter 1         621      2.00%      4.92%      6.62%      11.54%      606        1.96%     4.68%    6.58%   11.26%
         1995, Quarter 2         688      1.69%      5.32%      6.92%      12.24%      724        1.77%     5.87%    7.00%   12.87%
         1995, Quarter 3       1,442      2.67%      3.59%      7.43%      11.02%    1,488        2.76%     3.87%    7.52%   11.39%
         1995, Quarter 4       2,029      2.16%      4.01%      7.17%      11.18%    2,135        2.28%     4.48%    7.28%   11.76%
         1996, Quarter 1       2,778      2.20%      9.25%      7.00%      16.25%    2,953        2.34%    10.14%    7.14%   17.28%

             GAINS AND LOSSES ON SALE

                  To date, the Company has not sold Mortgage Assets or interest rate agreements. Should the Company sell Mortgage Assets in the future, the difference between the sale price and the historical amortized cost of the Mortgage Asset would be a realized gain or loss and would increase or decrease income accordingly. The gain or loss may differ for GAAP and tax purposes and the sale price may differ from the asset's carrying value on the Company's balance sheet. Depending on circumstances, realized gains or losses on the sale of interest rate agreements may be realized as income immediately or may be amortized over time. The Company does not expect to sell assets on a frequent basis, but may sell existing assets and interest rate agreements in order to acquire new assets that management believes might have higher risk-adjusted returns or to manage its balance sheet as part of its asset/liability management process.

             CREDIT EXPENSES

                  In the first quarter of 1995, the Company's GAAP provision for credit losses was $18,436 and the Company experienced no actual credit losses. In the first quarter of 1996, credit expenses for GAAP were $331,516 and the Company experienced no actual credit losses. Since the Company's inception in 1994, the Company has taken credit provisions of $825,226 and has experienced $3,997 in actual credit losses.

                  In 1995, the Company started making regular allowances for credit losses. The Company has experienced insignificant credit losses to date, but losses may be experienced on its Mortgage Assets in the future. This is particularly true for below-BBB rating equivalent assets and whole Mortgage Loans. The Company regularly evaluates the potential for future credit losses by analyzing each of its Mortgage Securities and whole Mortgage Loans. The Company's method for assessing potential credit loss analyzes both the probability of a default resulting in loss and the loss severity, or potential amount of such loss. To assess the probability of default, the Company monitors the delinquency and foreclosure statistics for the pools of loans underlying its Mortgage Securities and for its Mortgage Loans. The Company applies certain factors to such statistics, depending on the characteristics of the loans involved, current and projected economic conditions and other considerations, to calculate expected default levels. The Company then applies an expected loss per default factor to the default levels to produce an aggregate loss severity, or expected loss per pool of loans. The probability of loss to each of the Company's Mortgage Assets is then estimated, based on the credit support available for such asset, the risk of non-pro rata losses being incurred and any other pertinent factors. Based on such review, an allowance for credit losses is taken if appropriate in management's judgment.

                  The IRS does not allow corporations to reduce taxable income by taking credit provisions. Only actual realized credit losses are deducted from taxable income. As a result, the credit expense for GAAP will exceed the credit expense for taxable income in years when credit provisions exceed actual charge-offs; actual charge-offs could exceed credit provisions in the future, in which case the taxable income credit expense would exceed the GAAP credit expense.

                  With respect to whole Mortgage Loans (unsecuritized mortgage loans), the Company's current practice is to maintain a credit reserve equal to thirty basis points (0.30%) of the historical amortized cost of the loans. The Company anticipates that reserves will be maintained at this level unless the credit outlook for the loans deteriorates. Through March 31, 1996, the Company had experienced no actual credit losses on whole Mortgage Loans.

                  With respect to securitized Mortgage Assets rated BBB or better, the Company takes no GAAP credit provisions unless the credit quality of an asset has deteriorated to a point where the Company believes a credit provision would be warranted. The Company has not taken any GAAP credit provisions for such assets nor have there been any credit losses.

                  With respect to securitized Mortgage Assets which have credit ratings below BBB or, if unrated, an equivalent credit quality, the Company takes on-going credit provisions against GAAP income. In reviewing the adequacy of the level of credit reserves for these assets, the Company reviews the level of 90+ day delinquencies in the mortgage pools, estimates the likely percentage of delinquencies that will result in default, and estimates the likely percentage of principal loss per defaulted loan to determine the aggregate loss severity. After taking into consideration the benefit of any third-party credit enhancements and the level of the Company's historical amortized cost for the asset, the Company makes an estimate of possible future realized credit losses. In the first quarter of 1995, GAAP credit provisions for these assets were $18,436 while actual credit losses were zero. In the first quarter of 1996, GAAP credit provisions for these assets were $336,258 while actual credit losses were zero. The increase in credit provisions from the first three months of 1995 to the same period of 1996 was due to an increase in the amount of these assets the Company owned during these periods.

             GENERAL AND ADMINISTRATIVE EXPENSES

                  General and administrative expenses ("operating expense" or "G&A expense") increased from $201,265 in the first quarter of 1995 to $491,971 in the first quarter of 1996 as measured for GAAP income. For taxable income, G&A expense increased from $197,987 in the first quarter of 1995 to $403,958 in the first quarter of 1996. Differences in the methods of calculating G&A expenses for GAAP and taxable income arise from the treatment of leasehold expenses, certain stock option costs, and other expense items. G&A expenses increased from the first three months of 1995 to the first three months of 1996 as the number of employees and the scope of the Company's operations increased and as certain officers' salaries grew as a function of the increase in the size of the Company's equity base.

                                               TABLE 9
                                  GENERAL AND ADMINISTRATIVE EXPENSES

                                            GAAP       GAAP                          TAXABLE    TAXABLE
                                            CASH      STOCK      GAAP      TOTAL       CASH      STOCK    TAXABLE     TOTAL
                                          COMP AND    OPTION     OTHER      GAAP     COMP AND   OPTION     OTHER     TAXABLE
                                          BENEFITS   AND DER      G&A      G & A     BENEFITS   AND DER     G&A       G & A
                                          EXPENSE    EXPENSE    EXPENSE   EXPENSE    EXPENSE    EXPENSE   EXPENSE    EXPENSE
                                                                   (DOLLARS IN THOUSANDS)
         Fiscal 1994                        $ 63       $ 0       $ 83       $146       $ 63       $ 0       $ 83       $146
         1995, Quarter 1                      81         0        120        201         81         0        117        198
         1995, Quarter 2                      81         0        117        198         81         0        114        195
         1995, Quarter 3                     197         7        160        364        197        55        156        408
         1995, Quarter 4                     103        47        218        368        103         0        214        317
         1996, Quarter 1                     233        85        174        492        233         0        171        404

                  The Company has grown rapidly since its inception in 1994 and the increases in G&A expenses reflect such growth. However, the Company's operating expenses have not grown as rapidly as its income, assets, equity or number of employees have increased. From the first quarter of 1995 to the first quarter of 1996, the Company's efficiency ratio (G&A expense as a percentage of net interest income) decreased from 32% to 18% on a GAAP basis and from 33% to 14% on a taxable basis. The ratio of G&A expenses to average assets declined from 0.65% to 0.39% on a GAAP basis and from 0.64% to 0.32% on a taxable basis over the same time frame.

                  From the first quarter of 1995 to the first quarter of 1996, the ratio of G&A expenses to average equity decreased from 3.74% to 2.88% on a GAAP basis and from 3.68% to 2.36% on a taxable basis. Management considers this ratio to be the most important measure of the Company's productivity. Average assets per employee rose from $25 million in the first quarter of 1995 to $69 million in the first quarter of 1996. The Company had five employees at March 31, 1995 and nine employees at March 31, 1996.

                                                         TABLE 10
                                                 OPERATING EXPENSE RATIOS

                                                                                                                  AVERAGE
                                                                                       GAAP      TAXABLE        ASSETS PER
                                GAAP        TAXABLE         GAAP         TAXABLE     G&A EXP/    G&A EXP/      AVERAGE # OF
                             EFFICIENCY   EFFICIENCY      G&A EXP/      G&A EXP/      AVERAGE    AVERAGE         EMPLOYEES
                                RATIO        RATIO       AVE ASSETS    AVE ASSETS     EQUITY      EQUITY           ($MM)
                             ----------   ----------     ----------    ----------    -------     -------       ------------
         Fiscal 1994             28%          29%          0.69%          0.69%        2.05%      2.05%             $ 12
         1995, Quarter 1         32%          33%          0.65%          0.64%        3.74%      3.68%               25
         1995, Quarter 2         29%          27%          0.49%          0.48%        3.52%      3.47%               33
         1995, Quarter 3         25%          27%          0.67%          0.76%        2.79%      3.12%               39
         1995, Quarter 4         18%          15%          0.39%          0.34%        2.03%      1.75%               53
         1996, Quarter 1         18%          14%          0.39%          0.32%        2.88%      2.36%               69

                  The Company expects its G&A expenses to increase in the subsequent quarters of 1996. Compensation expenses will rise with the planned addition of at least one new employee and because certain compensation expenses will increase automatically as a result of the Company's April 1996 equity offering. With these salary increases, certain officers' salaries will have reached their "salary cap" and will grow in the future only as a function of the consumer price index. Despite anticipated increases in future operating expenses, management believes that the Company's operating expenses are likely over time to continue to grow at a slower rate than its asset or equity base and thus management believes that the Company's operating expense ratios are likely to continue to improve over time should the Company grow.

             NET INCOME AND RETURNS ON EQUITY AND ASSETS

                  GAAP net income increased from $0.4 million in the first quarter of 1995 to $2.0 million in the first quarter of 1996. GAAP return on equity increased from 7.46% to 11.43%. Taxable net income increased from $0.4 million in the first quarter of 1995 to $2.5 million in the first quarter of 1996. Return on equity as measured for taxable income increased from 7.58% to 14.92%.

                                                         TABLE 11
                                              COMPONENTS OF RETURN ON EQUITY

                                        GAAP                  GAAP                             TAXABLE             TAXABLE
                                        NET        GAAP      GENERAL                             NET     TAXABLE   GENERAL
                                      INTEREST    CREDIT     & ADMIN      GAAP                INTEREST    CREDIT   & ADMIN   TAXABLE
                              GAAP    INCOME/    EXPENSE/   EXPENSE/     RETURN     TAXABLE    INCOME/   EXPENSE/  EXPENSE/   RETURN
                               NET    AVERAGE    AVERAGE     AVERAGE       ON         NET      AVERAGE   AVERAGE   AVERAGE      ON
                             INCOME    EQUITY     EQUITY     EQUITY      EQUITY      INCOME    EQUITY     EQUITY    EQUITY    EQUITY
                             ------   --------   --------   --------     ------     -------   --------   --------  --------  -------
                                                   (DOLLARS IN THOUSANDS)

         Fiscal 1994         $  382     7.40%      0.00%      2.05%       5.35%     $  353      7.00%     0.00%     2.05%      4.95%
         1995, Quarter 1        402    11.54%      0.34%      3.74%       7.46%        408     11.26%     0.00%     3.68%      7.58%
         1995, Quarter 2        449    12.24%      0.72%      3.52%       8.00%        528     12.87%     0.00%     3.47%      9.40%
         1995, Quarter 3        994    11.02%      0.64%      2.79%       7.59%      1,082     11.39%     0.00%     3.12%      8.27%
         1995, Quarter 4      1,310    11.18%      1.93%      2.03%       7.22%      1,814     11.76%     0.02%     1.75%      9.99%
         1996, Quarter 1      1,954    16.25%      1.94%      2.88%      11.43%      2,549     17.28%     0.00%     2.36%     14.92%

                  The Company's GAAP return on assets increased from 1.30% in the first quarter of 1995 to 1.55% in the first quarter of 1996. The Company's taxable return on assets increased from 1.32% in the first three months of 1995 to 2.02% in the first three months of 1996.

                                                         TABLE 12
                                              COMPONENTS OF RETURN ON ASSETS

                                     GAAP
                                    COST OF
                                     FUNDS
                            GAAP      AND               GAAP      GAAP     GAAP
                          INTEREST  HEDGING   GAAP     CREDIT     G&A     RETURN
                          INCOME/   EXPENSE    NET     PRVSN/    EXP./      ON
                          AVERAGE   AVERAGE  INTEREST  AVERAGE  AVERAGE   AVERAGE
                           ASSETS    ASSETS   MARGIN   ASSETS   ASSETS    ASSETS
                          --------  -------  --------  -------  -------   -------
         Fiscal 1994        6.15%   (3.64%)   2.51%    (0.00%)  (0.69%)    1.82%
         1995, Quarter 1    7.00%   (5.00%)   2.00%    (0.05%)  (0.65%)    1.30%
         1995, Quarter 2    7.26%   (5.57%)   1.69%    (0.10%)  (0.49%)    1.10%
         1995, Quarter 3    7.38%   (4.71%)   2.67%    (0.16%)  (0.67%)    1.84%
         1995, Quarter 4    7.05%   (4.89%)   2.16%    (0.37%)  (0.39%)    1.40%
         1996, Quarter 1    7.24%   (5.04%)   2.20%    (0.26%)  (0.39%)    1.55%

                                      TAXABLE
                                      COST OF
                                       FUNDS
                            TAXABLE     AND              TAXABLE  TAXABLE  TAXABLE
                            INTEREST  HEDGING  TAXABLE   CREDIT     G&A     RETURN
                            INCOME/   EXPENSE    NET     PRVSN/    EXP./     ON
                            AVERAGE   AVERAGE  INTEREST  AVERAGE  AVERAGE  AVERAGE
                             ASSETS   ASSETS    MARGIN   ASSETS    ASSETS   ASSETS
                            --------  -------  --------  -------  -------  -------
         Fiscal 1994          6.01%   (3.64%)    2.37%   (0.00%)  (0.69%)   1.68%
         1995, Quarter 1      6.96%   (5.00%)    1.96%   (0.00%)  (0.64%)   1.32%
         1995, Quarter 2      7.34%   (5.57%)    1.77%   (0.00%)  (0.48%)   1.29%
         1995, Quarter 3      7.47%   (4.71%)    2.76%   (0.00%)  (0.76%)   2.00%
         1995, Quarter 4      7.17%   (4.89%)    2.28%   (0.00%)  (0.34%)   1.94%
         1996, Quarter 1      7.38%   (5.04%)    2.34%   (0.00%)  (0.32%)   2.02%

             DIVIDENDS AND TAXABLE INCOME

                  The Company intends to declare and pay out as dividends 100% of its taxable income over time. The Company's current practice is to declare quarterly dividends per share immediately following the regular March, June, September, and December Board meetings. In general, the Company has endeavored to declare a quarterly dividend per share which would result in the distribution of most or all of the taxable income earned in that quarter. This is not an exact process, however; at the time of the dividend announcement neither the total level of taxable income for the quarter nor the number of shares that will be outstanding and eligible to receive a dividend at quarter end are known. In addition, considerations other than the desire to pay out most of the taxable earnings for a quarter may take precedence when the Board determines the level of dividends. The

         Company's quarterly dividend payments are likely to be irregular, as they will rise and fall with trends in taxable income and other factors.

                  To date, the Company has been cautious with its dividend per share declaration for a variety of reasons, including the fact that the Company does not know at the time of declaration what taxable earnings for the quarter will be or, due to possible Warrant exercises, how many share of Common Stock will outstanding at the record date. The result is that the Company has earned taxable income exceeding dividends declared. On a cumulative basis through March 31, 1996, this undistributed taxable income is $472,703.

                                                         TABLE 13
                                                     DIVIDEND SUMMARY

                                          PREFERRED OR   TAXABLE NET
                                             COMMON      INCOME PER
                                             SHARES        SHARE     DIVIDEND                                        CUMULATIVE
                               TAXABLE      ELIGIBLE     ELIGIBLE      PER                  DIVIDEND   UNDISTRIBTD   UNDISTRIBTD
                                 NET       TO RECEIVE    TO RECEIVE    SHARE       TOTAL     PAY-OUT      TAXABLE      TAXABLE
                                INCOME     DIVIDENDS     DIVIDENDS   DECLARED    DIVIDEND     RATIO       INCOME        INCOME
                               -------   -------------   ----------  --------    --------   --------   -----------   -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
         Fiscal 1994            $ 353      1,401,904      $ 0.25      $ 0.25      $  350       99%         $  3         $  3
         1995, Quarter 1           408     1,666,063        0.25        0.20         333       82%           75           78
         1995, Quarter 2           528     1,666,063        0.32        0.30         500       95%           28          106
         1995, Quarter 3         1,082     5,516,313        0.20        0.20       1,103      102%          (21)          85
         1995, Quarter 4         1,814     5,517,299        0.33        0.26       1,435       79%          379          464
         1996, Quarter 1         2,548     5,521,376        0.46        0.46       2,540      100%            9          473

             DIFFERENCES BETWEEN PRIMARY EARNINGS PER SHARE AND DIVIDENDS
             DECLARED

                  The Company's earnings per share (EPS) for the first quarter of 1996 of $0.32 was lower than the Company's dividend declaration of $0.46 per share. The number of shares used to calculate EPS is larger than the number of shares entitled to a dividend due to the Company's warrants and options; this factor accounted for $0.03 of the difference between EPS and dividends. The remaining gap of $0.11 was caused by GAAP/taxable income differences in credit expenses ($0.06 per share), amortization ($0.03 per share), and G&A expenses ($0.02 per share).

                  The Company's earnings per share for the first quarter of 1995 of $0.19 was lower than the dividends declared of $0.20 per share. The taxable income earned during the quarter was $0.25 per share entitled to a dividend; the undistributed taxable income was held by the Company for distribution at a later date. The gap between the EPS of $0.19 and the taxable earnings per share of $0.25 during this quarter was caused by a different number of shares used in the denominator (resulting in a $0.05 per share difference) and a $0.01 difference between GAAP and taxable income.

                                                         TABLE 14
                           DIFFERENCES BETWEEN GAAP EARNINGS PER SHARE AND DIVIDENDS DECLARED

                                                   PER SHARE                                            AVERAGE
                    --------------------------------------------------------------------------------
                              UNDIST-                GAAP                GAAP                            NUMBER      NUMBER
                              RIBUTED              VS. TAX    GAAP     VS. TAX                         OF SHARES       OF
                    DIVIDEND  TAXABLE   TAXABLE      G&A     VS. TAX    CREDIT                GAAP     RECEIVING    PRIMARY
                    DECLARED  EARNINGS  EARNINGS   EXPENSES  AMRTZTN   EXPENSES  DILUTION   EARNINGS   DIVIDENDS     SHARES
                    --------  --------  --------   --------  -------   --------  --------   --------   ---------    -------
Fiscal 1994          $ 0.25    $ 0.05    $ 0.25    $ 0.00    $ 0.02    $ 0.00    $ (0.07)    $ 0.20    1,401,904   1,916,846
1995, Quarter 1        0.20      0.05      0.25      0.00      0.00     (0.01)     (0.05)      0.19    1,666,063   2,061,417
1995, Quarter 2        0.30      0.02      0.32      0.00     (0.02)    (0.02)     (0.07)      0.21    1,666,063   2,119,667
1995, Quarter 3        0.20      0.00      0.20      0.01     (0.01)    (0.02)      0.05       0.23    5,516,313   4,358,309
1995, Quarter 4        0.26      0.07      0.33     (0.01)    (0.02)    (0.06)     (0.02)      0.22    5,517,299   6,079,507
1996, Quarter 1        0.46      0.00      0.46     (0.02)    (0.03)    (0.06)     (0.03)      0.32    5,521,376   6,129,587


         FINANCIAL CONDITION

             SUMMARY

                  Management believes the Company is well capitalized for the level of risks undertaken. The Company's assets are single-family mortgages. A substantial majority of these assets are further credit-enhanced beyond the inherent value of a mortgage secured by a first lien on a residential property. The liquidity of a substantial majority of the Company's assets has been enhanced through the securitization and credit rating process. The interest rate risks of the Company's assets and liabilities are closely matched; all of the mortgages are adjustable-rate mortgages financed with equity and variable-rate borrowings. Interest rate risks which remain on the balance sheet after this matching program are mitigated through the Company's interest rate hedging program. The Company has uncommitted borrowing facilities in excess of its needs and, based on the quality of its assets, believes it will continue to be able to access borrowed funds without difficulty. The Company takes credit provisions to reserve for credit risk. The Company has low operating expenses and a high percentage of its equity invested in earning assets. The Company's capital base is tangible capital: all of the Company's earning assets and interest rate agreements are marked-to-market at liquidation value. The Company has no intangible assets or goodwill. Nevertheless, the Company maintains an equity-to-assets ratio that is higher than that of many banks, savings and loans, insurance companies, and REITs that act as mortgage portfolio lenders.

             MORTGAGE ASSETS

                  Through March 31, 1996, all of the Company's acquisitions of Mortgage Assets have been adjustable-rate mortgages on single-family residential properties or interests in securitized pools of such mortgages. All of the mortgage loans which underlie the Company's Mortgage Assets are secured with a first lien position with respect to the underlying single-family properties. The majority of the Company's Mortgage Assets are further credit-enhanced by third parties who have agreed (through insurance, subordination, or other means) to absorb all credit losses in the pool up to a specified limit (which varies by Mortgage Asset). As a result, the majority of the Company's Mortgage Assets are rated AAA by one or more nationally-recognized rating agencies. The average credit rating equivalent of the Company's Mortgage Assets at December 31, 1995 and March 31, 1996 was AA+.

                  The Company acquired $24.1 million Mortgage Assets in the first quarter of 1995 for an average price of 94.80% of principal value. The Company acquired $166.9 million in Mortgage Assets in the first quarter of 1996 for an average price of 102.60% of principal value. Mortgage principal repayments received were $2.7 million in the first three months of 1995 for an average annualized principal repayment rate of 9% and were $32.8 million in the first three months of 1996 for an average principal repayment rate of 26%. To date, the Company has not sold Mortgage Assets, although it may do so in the future.

                  A relatively high percentage of the single-family adjustable-rate mortgages in the United States are secured by properties located in California. This is particularly true for single-family adjustable-rate mortgages within the loan balance range of $200,000 and $500,000 targeted by the Company. At December 31, 1995 and March 31, 1996, the percentage of the Company's Mortgage Assets which had mortgaged properties located in California was 65% and 64%, respectively. Management believes single-family property values in California were generally stable during 1995 and thus far in 1996.

                  The table below summarizes the Company's Mortgage Assets, the average credit rating equivalent and the average California concentration as well as the Company's Mortgage Assets acquisitions and monthly principal repayment rates.

                                                         TABLE 15
                                                  MORTGAGE ASSET SUMMARY

                                                                AVERAGE                                                 ANNUALIZED
                               MORTGAGE                          CREDIT    % IN                                         PRINCIPAL
                               PRINCIPAL  AMORTIZED  CARRYING    RATING   CALIF       ASSET                PRINCIPAL    REPAYMENTS
                               VALUE AT    COST AT   VALUE AT    EQUIV.     AT     ACQUISITIONS     AVE       RE-       AS A % OF
                                PERIOD     PERIOD     PERIOD   AT PERIOD  PERIOD       AT          PRICE    PAYMENTS     AVERAGE
                                 END         END        END       END      END        COST         PAID     RECEIVED    MTG. ASSETS
                               ---------  ---------  --------  ---------  ------   ------------    -----    --------    -----------
                                                                (DOLLARS IN THOUSANDS)
         Fiscal 1994           $120,627   $120,135   $117,477    AAA-      72%       $121,297      99.53%    $ 1,244          7%
         1995, Quarter 1        143,393    141,792    141,860     AA+      73%         24,116      94.80%      2,673          9%
         1995, Quarter 2        178,429    174,415    175,242     AA+      72%         35,355      93.11%      2,934          7%
         1995, Quarter 3        298,718    298,894    298,785     AA+      65%        132,640     103.14%      8,319         16%
         1995, Quarter 4        443,625    436,236    432,244     AA+      65%        162,461      95.78%     24,898         27%
         1996, Quarter 1        573,807    569,744    565,159     AA+      64%        166,852     102.60%     32,814         26%

                  At December 31, 1995, the Company had on its balance sheet as part of the Mortgage Asset account a total of $17.0 million of unamortized discount (which is the difference between the remaining principal value and current historical amortized cost of Mortgage Assets acquired at a price below principal value) and a total of $9.6 million of unamortized premium (which is the difference between the remaining principal value and the current historical amortized cost of Mortgage Assets acquired at a price above principal value). The net discount at December 31, 1995 was $7.4 million, or 1.7% of the total amortized cost of Mortgage Assets. At March 31, 1996, the Company had a total of $16.9 million of unamortized discount and $12.8 million of unamortized premium for a net discount of $4.1 million, or 0.7% of the total amortized cost of Mortgage Assets.

                  Discount balances will be amortized as an increase in interest income over the life of discount Mortgage Assets and premium balances will be amortized as a decrease in interest income over the life of premium Mortgage Assets. If mortgage principal repayment rates increase over the life of these Mortgage Assets, the Company's rate of income recognition over this entire period should increase, all other factors being equal, as the average life of the assets will decrease and the Company will amortize its net discount balance into income over a shorter time period. Similarly, if mortgage principal repayment rates decrease over the life these assets, the average life will increase and the Company's rate of income recognition over this entire period should decrease. The accounting effects of changes in the rate of mortgage principal repayment on the Company's rate of income recognition in the short-term, however, are likely to be the opposite of that described above due to the Company's treatment of amortization of premium and discount for accounting purposes (see "Interest Income and Earning Asset Yield.")

                  In the second half of 1995, the Company acquired a limited amount of interest-only strip ("IO") Mortgage Assets (see Footnote 2 to the Financial Statements). The carrying value of these IOs was $2.8 million at December 31, 1995 and $2.2 million at March 31, 1996. These IOs receive a fixed rate of interest on a pool of adjustable-rate mortgages but receive no principal payments. Since IOs have no principal value, the entire acquisition price is recorded as premium; the acquisition of the IOs caused the average price paid for Mortgage Assets in the third quarter of 1995 to be at a premium to principal value (see Table 15). The potential risks and rewards of owning IO strip Mortgage Assets are similar in many ways to the mortgage servicing business; IOs are also known as "excess servicing" strips. The slower the rate of mortgage principal repayment in the underlying mortgage pool, the more income the IO owner will receive over time. The faster the rate of mortgage principal repayment, the less income the IO owner will receive over time. Accounting convention calls for an IO asset to be written down to market value for income statement purposes should the future projected cash flow yield drop below a certain level due to greater-than-expected mortgage principal repayment rates. The price the Company paid for its IOs incorporated a rapid principal repayment rate assumption although principal repayment rates to date have been faster than expected. Should principal repayment rates accelerate beyond their already rapid levels, a negative accounting adjustment could become necessary. Management believes the Company's IOs are potentially attractive earning assets which also serve to reduce the level of net discount on the Company's balance sheet. Thus, over longer periods of time, the IOs may reduce the Company's overall level of sensitivity to changes in mortgage principal repayment rates.

                  Since the Company's inception, the majority of the Company's Mortgage Assets had principal and interest payments that were fully guaranteed by the government-sponsored agencies FNMA or FHLMC (see Footnote 2 to the Financial Statements). The Company may lower its percentage of agency-guaranteed Mortgage Assets in the future.

                  At December 31, 1995, the Company owned partial interests in 30 pools of residential adjustable-rate mortgage loans which were not guaranteed by a Federal agency ("privately-issued assets"). The privately-issued assets owned by the Company had a market value of $165 million. The total principal balance of the mortgages in these pools was $3.5 billion, the majority of which were located in California, had original loan balances of $200,000 to $500,000 and were originated in 1993 or later. Each of these privately-issued assets had varying degrees of credit-enhancement from normal credit losses; most of these assets were, in turn, providing credit-enhancement to more senior interests issued from the same pool. On the basis of the quality of the loans in the pools, the degree of credit-enhancement, and the degree to which these interests were subordinated to other interests, the Company's privately-issued assets were rated or had a credit rating equivalent of A+ on average.

                  At March 31, 1996, the Company owned partial interests in 35 pools of privately-issued assets. These partial interests had a market value of $242 million. The total principal balance of the mortgages in these pools was $3.9 billion, the majority of which were located in California, had original loan balances of $200,000 to $500,000 and were originated in 1993 or later. With the exception of $232,124 in "first loss" interests, each of the Company's interests had varying degrees of credit-enhancement from normal credit losses; most of these interests were, in turn, providing credit-enhancement to more senior interests issued from the same pool. The Company's privately-issued assets at quarter-end were rated or had a credit rating equivalent of AA on average.

                  The single-family mortgage industry uses terms such as "FNMA/FHLMC" underwriting and "A", "A-", "B", and "C" quality underwriting to describe the standards used when assessing the credit and level of documentation of a mortgage loan, although these terms are not standardized and usage can differ. The Company uses these terms as follows: (i) "FNMA/FHLMC" underwriting standards are those which have been developed over the years by the government-sponsored agencies for the high-quality mortgage loans (generally with balances less than $207,000) which they acquire and guarantee, (ii) "A" quality underwriting generally applies to loans with original loan balances which are larger than the FNMA/FHLMC limits but have been underwritten to standards which are similar in most respects to FNMA/FHLMC standards or otherwise would generally be considered by the Company to meet high-quality standards, (iii) "A-" quality underwriting applies to loans which do not meet some of the "A" quality credit or documentation standards but otherwise have one or more positive compensating factors, and (iv) "B" and "C" quality underwriting standards generally apply to loans where the borrower has a lower quality credit history (typically these loans have lower loan-to-value ratios to compensate for potential increased credit risk) or loans which otherwise do not meet "A" type underwriting criteria. By references to "high-quality" whole Mortgage Loans herein, the Company is referring to its loans underwritten to "FNMA/FHLMC," "A" or "A-" standards.

                  A substantial majority of mortgage loans underlying the Company's Mortgage Assets have been underwritten to high-quality "A" or "FNMA/FHLMC" underwriting standards. To a lesser degree, the

         Company owns securitized and credit-enhanced interests in mortgage pools which contain some loans underwritten to "A-" standards. The Company does not specifically track the total volume of loans with "A-" as opposed to "A" or "FNMA/FHLMC" quality underwriting in its pools as management believes that, for most of its assets, the distinction between these types of underwriting is likely to be immaterial given the level of credit-enhancement protection. Of the Company's privately-issued Mortgage Assets as of December 31, 1995 and March 31, 1996, approximately $30.0 million and $28.8 million, respectively, were interests in pools of mortgage loans containing a material amount of loans underwritten to "B" and "C" quality underwriting standards. The Company only acquires such Mortgage Assets when they have substantial levels of third-party credit- enhancement and a credit rating of at least AA. To date, all such Mortgage Assets have been rated AA and third-party credit enhancement levels have ranged from 7.6% to 23.5% of such mortgage pools.

                  In the fourth quarter of 1995, the Company started acquiring high-quality whole Mortgage Loans generally underwritten to "A" quality standards. No such loans were acquired in the first quarter of 1996. These loans have not been pooled, securitized or rated. If whole Mortgage Loans of the quality acquired to date by the Company were pooled, securitized and rated, management believes that over 90% of the pool would receive a rating of AAA or AA.

                  The table below shows the balance of the Company's whole Mortgage Loans and the Company's securitized Mortgage Assets segregated by credit rating. Unrated securitized assets have been assigned a credit rating equivalent by management.

                                                     TABLE 16
                                    MORTGAGE ASSETS BY CREDIT RATING EQUIVALENT


                                              AAA/          A/         BB/                  AAA/         A/         BB/
                                 WHOLE         AA          BBB        OTHER                  AA         BBB        OTHER
                                MORTGAGE     RATING       RATING     RATING      WHOLE     RATING      RATING     RATING
         END                      LOAN       EQUIV.       EQUIV.     EQUIV.      LOAN      EQUIV.      EQUIV.     EQUIV.
         OF                     CARRYING    CARRYING     CARRYING   CARRYING    PERCENT    PERCENT    PERCENT     PERCENT
         PERIOD                  VALUE        VALUE       VALUE       VALUE    OF TOTAL   OF TOTAL    OF TOTAL   OF TOTAL
         ------                 --------    --------     --------   --------   --------   --------    --------   --------
                                                                 (DOLLARS IN THOUSANDS)

         Fiscal 1994            $     0      $109,548     $ 4,761    $ 3,168     0.0%       93.2%       4.1%       2.7%
         1995, Quarter 1              0       125,237      10,988      5,635     0.0%       88.3%       7.7%       4.0%
         1995, Quarter 2              0       150,846      11,306     13,092     0.0%       86.0%       6.5%       7.5%
         1995, Quarter 3              0       263,344      16,338     19,103     0.0%       88.1%       5.5%       6.4%
         1995, Quarter 4         26,450       355,784      25,171     24,839     6.1%       82.4%       5.8%       5.7%
         1996, Quarter 1         24,861       490,189      26,258     23,852     4.4%       86.8%       4.6%       4.2%

                  The following table shows the average characteristics of the Company's Mortgage Assets at the end of each reporting period. The index level is the weighted average rate of the various short-term interest rate indices which determine coupon adjustments. Unless limited by periodic or lifetime caps, the Mortgage Asset coupons adjust at the end of each adjustment period to the level of the index plus the net margin. The fully-indexed rate is the current index plus the net margin: this is the maximum level to which the coupon could adjust should interest rates remain unchanged. The rate of adjustment of the current coupon to the fully-indexed rate is determined by the adjustment periods and the periodic caps of the Mortgage Loans.

                                                         TABLE 17
                                              MORTGAGE ASSET CHARACTERISTICS

                                                                                     AVERAGE
                                                                                      MONTHS
                                                                         FULLY-         TO                     MORTGAGE
         END OF                  COUPON        INDEX          NET        INDEXED       NEXT       LIFETIME      ASSET
         PERIOD                   RATE         LEVEL        MARGIN        RATE      ADJUSTMENT       CAP        YIELD
         ------                  ------        -----        ------       -------    ----------    --------     --------
         Fiscal 1994              6.00%        6.94%         2.25%        9.19%          3         11.48%        6.60%
         1995, Quarter 1          6.53%        6.47%         2.24%        8.71%          3         11.57%        7.23%
         1995, Quarter 2          6.94%        5.99%         2.21%        8.20%          3         11.54%        7.74%
         1995, Quarter 3          7.35%        5.86%         2.20%        8.06%          4         11.56%        7.81%
         1995, Quarter 4          7.50%        5.44%         2.08%        7.52%          3         11.54%        7.74%
         1996, Quarter 1          7.59%        5.47%         2.11%        7.58%          3         11.53%        7.67%

                  The table below segments the Company's Mortgage Assets by type of adjustment index, coupon adjustment frequency and periodic cap adjustment.

                                                         TABLE 18
                                                 MORTGAGE ASSETS BY INDEX

                                                                                               ELEVENTH
                                                              SIX-                             DISTRICT
                                        SIX-       ONE-       MONTH       ONE-       SIX-        COST       NATIONAL    INTEREST-
                                        MONTH      MONTH      BANK        YEAR       MONTH        OF        MORTGAGE      ONLY
                                        LIBOR      LIBOR       CD       TREASURY   TREASURY      FUNDS      CONTRACT    MORTGAGE
                                        INDEX      INDEX      INDEX      INDEX       INDEX       INDEX        RATE       ASSETS
                                        -----      -----      -----     --------   --------    --------     --------    --------
         Adjustment Frequency/Loan     6 months    1 month   6 months   12 months   6 months    1 month    12 months        n/a
         Average Adjustment/Pool       3 months    1 month   3 months    6 months   3 months    1 month     6 months        n/a
         Annualized Periodic Cap             2%       none         2%          2%         2%       none           2%        n/a


                                                     % of Total Mortgage Assets at Period End
                                                     ----------------------------------------
         Fiscal 1994                      78.2%       3.9%      17.9%        0.0%       0.0%       0.0%        0.0%      0.0%
         1995, Quarter 1                  78.7%       3.1%      17.3%        0.9%       0.0%       0.0%        0.0%      0.0%
         1995, Quarter 2                  83.0%       2.5%      13.8%        0.7%       0.0%       0.0%        0.0%      0.0%
         1995, Quarter 3                  66.8%       1.4%      11.6%       11.5%       7.6%       0.0%        0.0%      1.1%
         1995, Quarter 4                  59.7%       7.7%      12.8%       12.5%       5.0%       1.7%        0.0%      0.6%
         1996, Quarter 1                  63.1%       6.5%       8.9%       14.9%       3.6%       1.3%        1.3%      0.4%

             Whole Loan Mortgage Assets

                  In the fourth quarter of 1995, the Company commenced the acquisition of individual single-family residential Mortgage Loans which have not been pooled or securitized (whole Mortgage Loans). The Company did not purchase additional Mortgage Loans in the first quarter of 1996. The Company seeks to acquire high-quality single-family Mortgage Loans ("A" quality underwriting) when management believes the risk-adjusted returns on equity potentially available to shareholders from such assets may exceed potential returns from the acquisition of securitized mortgage loans. While whole Mortgage Loans are expected to produce higher earning asset yields than the bulk of the Company's securitized Mortgage Assets, the acquisition of whole Mortgage Loans also increases the Company's cost of funds versus prevailing LIBOR rates and exposes the Company to potential credit losses. The Company may securitize its whole Mortgage Loans in the future in order to lower borrowing costs. Credit losses will occur in the whole Mortgage Loan portfolio. The Company has provided for a GAAP credit reserve of $79,234 as of December 31, 1995, which is thirty basis points (0.30%) of the amortized cost of its whole Mortgage Loans. As of March 31, 1995 this reserve was reduced to $74,492 reflecting the principal reduction in the Company's whole Mortgage Loans. No credit losses on whole Mortgage Loans have been incurred to date.

                  The Company defines Non-Performing Assets ("NPAs") as whole loans which are delinquent more than 90 days. At December 31, 1995 the Company had no Non-Performing Assets. As of March 31, 1996, Company's Non-Performing Assets were $190,252, reflecting one loan in foreclosure.

                                    TABLE 19
                           WHOLE MORTGAGE LOAN SUMMARY

                                                                       AT MARCH 31, 1996     AT DECEMBER 31, 1995
                                                                       -----------------     --------------------
                                                                       (ALL RATIOS BASED ON % OF TOTAL LOAN
                                                                          PORTFOLIO BALANCES UNLESS NOTED)
         Face Value                                                           $24,830,547            $26,411,412
         Amortized Cost                                                        24,865,544             26,450,045

         Adjustable-Rate                                                              100%                   100%
         Single-Family                                                                100%                   100%
         "A" Quality Underwriting                                                     100%                   100%
         First Lien                                                                   100%                   100%
         Owner-Occupied                                                               100%                   100%
         Property Located in Northern California                                       30%                    30%
         Property Located in Southern California                                       46%                    44%
         Number of Loans                                                              101                    109
         Average Loan Size                                                    $   245,847            $   242,307
         Original Loan Balance in Excess of $500,000                                   25%                    25%
         Average Original Loan to Value Ratio (LTV)                                    77%                    76%
         Original LTV greater than 80%                                                 27%                    26%
         Percent of Original LTV greater than 80% with Mortgage Insurance             100%                   100%
         1994 Origination                                                               2%                     2%
         1995 Origination                                                              98%                    98%

         Non-Performing Assets (90+ days delinq.)                             $   190,252                      0
         Number of non-performing loans (90+ days delinq.)                              1                      0
         Non-Performing Assets as % of Total Loan Balances                           0.77%                  0.00%
         Credit Reserves                                                      $    74,492            $    79,234
         Credit Reserves as % of NPA's                                                 39%                   N/A
         Credit Reserves as % of Total Loan Balances                                 0.30%                  0.30%

             SECURITIZED MORTGAGE ASSETS WITH A CREDIT RATING EQUIVALENT OF AAA TO BBB

                  At December 31, 1995 and March 31, 1996, 88% and 91% of the Company's Mortgage Assets, respectively, were interests in securitized pools of single-family mortgage loans which had a rating of AAA through BBB from one or more of the nationally-recognized rating agencies, or, if not rated, had equivalent credit quality in the view of management. In addition to including mortgages with first liens on the value of each of the underlying properties, each of these mortgage pools has an additional level of credit-enhancement provided by a third party designed to reduce the risk of credit loss to the Company. In the event, however, that credit losses in these pools are higher than expected or in the event of default of FNMA, FHLMC or another third party guarantor, credit losses to the Company could result. The Company continuously monitors the credit quality of its assets and will provide for GAAP credit reserves accordingly; management is comfortable that GAAP credit provisions are not warranted for these assets at this time.

             SECURITIZED MORTGAGE ASSETS WITH A CREDIT RATING EQUIVALENT BELOW
             BBB

                  The Company acquires limited amounts of securitized Mortgage Assets with a credit rating equivalent of less than BBB when management believes that the cash flow and return on equity, net of expected credit losses, over the life of the asset will be attractive. These assets have high potential yields but also are costly to finance. These assets may be highly beneficial to the Company over their life, although any such benefits are likely to be realized chiefly in later years. Future benefits may include possible credit rating upgrades and market value improvements as the mortgage interests senior to the Company's position prepay (this would lead to lower borrowing costs and an expanded equity base for the Company) and the eventual return of principal (net of credit losses) which was purchased at a discount. If credit losses exceed management's expectations, however, net losses on these assets could result.

                  The bulk of the Company's securitized assets with a credit rating equivalent below BBB are credit-enhanced and thus credit losses will not be incurred by the Company until total credit losses in the related mortgage pool exhaust the credit-enhancement. The level of credit losses in these pools has been insignificant to date; the full original levels of credit-enhancement to the Company's positions are generally intact. Management expects that these pools will experience credit losses in the future and that in some pools all of the credit-enhancement will be exhausted, leading to credit losses in the Company's positions. Any such losses are limited to the Company's amortized cost in the asset.

                  In the case of "first loss" assets (subordinated interests with no credit enhancement), all credit losses in the related pool of mortgages will reduce the principal value of the "first loss" asset and will be recognized as a credit loss by the Company. The amortized cost of the Company's first loss assets at December 31, 1995 and March 31, 1996 was $227,997 and $232,124, respectively; the limit of the Company's potential credit losses on these assets is equal to the amortized cost. As the Company's cost basis in "first loss" assets is low relative to their principal value, the Company's realized credit loss will equal only 10-15% of the realized credit losses to the pools.

                                                         TABLE 20
                                  SUMMARY OF BELOW BBB-RATED SECURITIZED MORTGAGE ASSETS

                                                                                                GAAP          GAAP
                                    PRINCIPAL      AMORTIZED                                    CREDIT        CREDIT
                                      VALUE           COST          GAAP                       RESERVES      RESERVE/
                                      PERIOD         PERIOD        CREDIT        ACTUAL         PERIOD       AMORTIZED
                                       END            END        PROVISION       LOSSES          END           COST
                                    ---------      ---------     ---------       ------        --------      ---------
                                                                 (DOLLARS IN THOUSANDS)
         Fiscal 1994                 $ 3,628        $ 3,377         $  0           $ 0            $  0         0.00%
         1995, Quarter 1               6,779          5,836           18             0              18         0.32%
         1995, Quarter 2              17,009         13,351           41             0              59         0.44%
         1995, Quarter 3              25,638         19,964           84             0             143         0.72%
         1995, Quarter 4              41,290         28,857          271             4             410         1.42%
         1996, Quarter 1              39,311         27,429          336             0             747         2.72%

                  The Company monitors the delinquent loans and the quality of mortgage servicing in these pools. Delinquencies and defaults in the various mortgage pools in which the Company has an interest may have widely different credit loss implications for the Company due to the level of credit-enhancement and the level of the Company's amortized cost in the asset. One of the tools the Company uses to monitor its possible credit exposure and to assess the adequacy of its GAAP credit reserves is to calculate the level of realized loss the Company would incur if most or all of the mortgage loans in these pools which are more than 90 days delinquent eventually default and if the total loss to the mortgage pool on defaulted loans equaled 10% to 40% of the loan balance ("loss severity"). See Table 22.

                  Over the entire period of time the Company has owned these pools through March 31, 1996, of a total original balance of $2.2 billion of mortgages in these pools representing over 10,750 loans, four loans with a total loan balance of $904,717 have defaulted and resulted in a credit loss to these pools. The average loss severity realized by the mortgage pools on the default of these four loans was 10% of the loan balance. Based on limited data from other mortgage pools, however, management believes a loss severity assumption of 20% to 30% is reasonable; actual experience could be more severe.

                  Delinquencies have risen in these pools. This increase in delinquencies as a percent of the current remaining principal balance is a function of the normal seasoning of the mortgage pools, of mortgage principal repayments and of a small general increase in mortgage delinquencies nationwide. For these reasons, management expects delinquencies as a percent of current remaining principal balance to continue to rise in 1996.

                  All pools in which the Company owns an interest are performing within expectations with the exception of three pools issued from one mortgage conduit. Delinquencies have risen in these pools; mortgage servicing difficulties related to a servicing transfer and other factors may be partially responsible for this increase. Management is monitoring the efforts of the conduit and the servicers to address these servicing issues.

                  The table below shows the likely credit loss to the Company that may result from loans which were part of the Company's securitized mortgage assets with a credit rating equivalent below BBB and which were delinquent more than 90 days as of March 31, 1996. The table assumes a variety of possible default frequencies and loss severities. For example, if 95% of the over-90-day delinquent loans in those assets as of March 31, 1996 eventually default with a 25% loss severity, the Company would likely realize a credit loss of approximately $92,000. GAAP credit reserves for these assets at March 31, 1996 were $746,738. The table reflects potential credit loss only for those loans delinquent more than 90 days at March 31, 1996 and does not purport to reflect potential losses over the life of the related pools.

                                                   TABLE 22
                   POTENTIAL CREDIT LOSSES DUE TO 90+ DAY DELINQUENCIES AS OF MARCH 31, 1996
                    FOR SECURITIZED MORTGAGE ASSETS WITH CREDIT RATING EQUIVALENT BELOW BBB

                                       90%               95%                 100%
                                     DEFAULT           DEFAULT             DEFAULT
                  LOSS SEVERITY     FREQUENCY         FREQUENCY           FREQUENCY
                  -------------     ---------         ---------           ---------
                                                (DOLLARS IN THOUSANDS)
                       10%            $   23            $  24              $   26
                       15%                35               36                  38
                       20%                46               49                  51
                       25%                58               92                  94
                       30%               361              488                 615
                       35%               743              982               1,234
                       40%             1,407            1,771               2,171

             INTEREST RATE AGREEMENTS

                  The Company's interest rate agreements are assets carried on the balance sheet at estimated liquidation value. There is a risk that the counter-parties to the interest rate agreements will not be able to perform under these contracts. All of the counter-parties to the Company's interest rate agreements have a credit rating of at least "A". Potential accounting losses from counter-party risk are limited to the Company's amortized cost basis in these agreements, which was $2.5 million at December 31, 1995 and $2.5 million at March 31, 1996.

             BORROWINGS

                  To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's Mortgage Assets. These borrowings appear on the balance sheet as reverse repurchase agreements and notes payable. The size of the market for borrowings of this type is measured in the trillions of dollars; institutions with high-quality pledgable assets such as banks, savings and loans, brokerage firms, federal agencies and the Federal Reserve Bank are the largest U.S. borrowers in this market. The Company has established uncommitted borrowing facilities in this market in amounts in excess of its needs.

                  All of the Company's Mortgage Assets are currently accepted as collateral for such borrowings. On average, the Company could borrow 94% to 96% of the market value of its Mortgage Assets. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

                  The term to maturity of the Company's borrowings has ranged from one day to seven months, with a weighted average term to maturity of 74 days at December 31, 1995 and 48 days at March 31, 1996. Many of the Company's borrowings have a cost of funds which adjusts monthly based on a fixed spread over or under the one-month LIBOR interest rate or daily based on the Fed Funds rate. As a result, the average term to the next rate adjustment for the Company's borrowings is typically shorter than the term to maturity: at December 31, 1995 and at March 31, 1996, the weighted average term to next rate adjustment was 26 days and 19 days, respectively. The average rate on the Company's borrowing at December 31, 1995 was 6.01% and at March 31, 1996 it was 5.62%.

                                                         TABLE 22
                                                     BORROWING SUMMARY

                                          ESTIMATED
                               MARKET     BORROWING
                              VALUE OF     CAPACITY                                             AVERAGE       RATE ON
         END                 PLEDGABLE    AS A % OF    ESTIMATED                   AVERAGE      TERM TO      BORROWINGS
         OF                   MORTGAGE    PLEDGABLE    BORROWING      TOTAL        TERM TO        RATE      OUTSTANDING
         PERIOD                ASSETS       ASSETS      CAPACITY    BORROWINGS    MATURITY     ADJUSTMENT  AT PERIOD-END
         ------              ---------    ---------    ---------    ----------    --------     ----------  -------------
                                                             (DOLLARS IN THOUSANDS)
         Fiscal 1994         $ 117,477      95.6%      $ 112,283    $ 100,376     112 days      70 days       5.80%
         1995, Quarter 1       141,860      94.3%        133,719      121,998      97 days      27 days       6.25%
         1995, Quarter 2       175,242      95.4%        167,192      155,881      64 days      28 days       6.23%
         1995, Quarter 3       298,785      94.5%        282,432      228,826      38 days      31 days       5.95%
         1995, Quarter 4       432,244      94.6%        408,998      370,316      74 days      26 days       6.01%
         1996, Quarter 1       565,159      95.2%        537,783      508,721      48 days      19 days       5.62%

             LIQUIDITY

                  A financial institution has ample liquidity when it is able to meet the demands made upon it for cash payments with its cash reserves, operating cash flow, borrowing capacity, proceeds from asset sales, or other sources of cash. Liquidity allows the Company to purchase additional Mortgage Assets and allows the Company to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. The Company typically pledges its least liquid Mortgage Assets for secured borrowings so that the Company's pool of unpledged Mortgage Assets consist of its most liquid assets. Unused borrowing capacity will vary over time as the market value of the Company's Mortgage Assets vary and due to other factors. Potential immediate sources of liquidity equaled 12% of borrowings at year end 1995 and 8% of borrowings at March 31, 1996. The maintenance of liquidity is one of the goals of the Company's Risk-Adjusted Capital Policy; under this policy, asset growth is limited in order to preserve unused borrowing capacity for liquidity management purposes.

                  The Company's balance sheet generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's Mortgage Assets and interest rate agreements could be sold in most circumstances to raise cash. The table below shows the potential immediate sources of liquidity available to the Company.

                                            TABLE 23
                            POTENTIAL IMMEDIATE SOURCES OF LIQUIDITY

                                                                               POTENTIAL
                                                                               IMMEDIATE        POTENTIAL
                                                                              SOURCES OF        IMMEDIATE
                                                                               LIQUIDITY         SOURCES
                                                             ESTIMATED          (CASH +             OF
                             END                               UNUSED         EST. UNUSED       LIQUIDITY
                              OF              CASH           BORROWING         BORROWING         AS % OF
                            PERIOD           BALANCE          CAPACITY         CAPACITY)        BORROWINGS
                            ------           -------          --------         ---------        ----------
                                                               (DOLLARS IN THOUSANDS)
                       Fiscal 1994           $ 1,027          $ 11,907         $ 12,934            13%
                       1995, Quarter 1           953            11,721            12,674           10%
                       1995, Quarter 2         1,620            11,311            12,931            8%
                       1995, Quarter 3         1,150            53,606            54,756           24%
                       1995, Quarter 4         4,825            38,682            43,507           12%
                       1996, Quarter 1         9,705            29,062            38,767            8%

             STOCKHOLDERS' EQUITY

                  The Company's GAAP equity base as measured on a historical cost basis decreased slightly in the first quarter of 1996 as dividends, which are based on taxable earnings, exceeded GAAP earnings. This created a larger deficit in the "Undistributed Earnings" account, which is part of stockholders' equity. As measured on a historical cost basis, the equity base decreased from $73.8 million, or $13.37 per share, at December 31, 1995 to $73.2 million, or $13.27 per share, at March 31, 1996.

                  The Company's GAAP equity base as reported in its financial statements reflects the mark-to-market of its assets. On this basis, the equity base decreased from $68.3 million, or $12.38 per share, at December 31, 1995 to $68.1 million, or $12.35 per share, at March 31, 1996. This change reflects a positive net asset mark-to-market adjustment of $410,762 offset by the excess of dividends over GAAP earnings mentioned above.

                  With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Net Unrealized Losses on Assets Available for Sale". Unrealized market value fluctuations do not impact income. By accounting for its assets in this manner on its balance sheet, the Company hopes to provide useful information to shareholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

                  As a result of this mark-to-market accounting treatment, the reported book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

                  Positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its spread lending activities while negative changes will tend to limit spread lending growth under the Company's Risk-Adjusted Capital Policy. A very large negative change in the net market value of Mortgage Assets and interest rate agreements might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale.

                  An unrealized loss is created each time the Company acquires a Mortgage Asset or enters into an interest rate agreement; the Company immediately marks down the asset to reflect the difference between the acquisition cost and a conservative estimate of bid-side market value. This mark-down spread can be as much as 5% of acquisition value for lower-rated Mortgage Assets and interest rate agreements. As a result, in the absence of other factors, the Company's net unrealized loss is expected to grow as the balance sheet grows.

                  "Net Unrealized Losses on Assets Available for Sale" was $5.5 million, or 1.2% of assets, at December 31, 1995 and was $5.1 million, or 0.9% of assets, at March 31, 1996. Despite rising interest rates during the quarter, the market values of the Company's Mortgage Assets were generally stable. The market value of the Company's interest rate hedging agreements rose during the quarter along with rising interest rates; this increase was sufficient to overcome the negative effect of the bid/ask spread on Mortgage Assets acquired during the quarter, resulting in a positive net mark-to-market gain.

                  The table below shows the Company's equity capital base as reported and on a historical amortized cost basis. The historical cost equity capital base is influenced by common stock issuance, the level of GAAP earnings as compared to dividends declared, and other factors. The GAAP reported equity capital base is influenced by these factors plus changes in the "Net Unrealized Losses on Assets Available for Sale" account.


                                                         TABLE 24
                                                   STOCKHOLDERS' EQUITY

                                          NET          NET                                  HISTORICAL
                                       UNREALIZED   UNREALIZED    HISTORICAL                AMORTIZED      GAAP
                                         LOSSES       LOSSES       AMORTIZED      GAAP         COST      REPORTED
END                                    ON ASSETS     AS % OF         COST       REPORTED      EQUITY      EQUITY
OF                           TOTAL     AVAILABLE      TOTAL         EQUITY       EQUITY        PER          PER
PERIOD                      ASSETS      FOR SALE      ASSETS         BASE         BASE        SHARE        SHARE
- ------                      ------      --------      ------         ----         ----        -----        -----
                                                            (DOLLARS IN THOUSANDS)
Fiscal 1994               $ 121,528   $ (2,557)        (2.1%)     $ 22,837     $ 20,280     $ 12.18      $ 10.82
1995, Quarter 1             145,440       (549)        (0.4%)       22,901       22,352       12.22        11.93
1995, Quarter 2             179,321       (314)        (0.2%)       22,847       22,533       12.19        12.02
1995, Quarter 3             303,394     (1,551)        (0.5%)       74,024       72,473       13.42        13.14
1995, Quarter 4             441,557     (5,476)        (1.2%)       73,766       68,290       13.37        12.38
1996, Quarter 1             581,313     (5,065)        (0.9%)       73,211       68,146       13.27        12.35

             WARRANTS

                  At year end 1995 and March 31, 1996, the Company had 1,665,063 Warrants outstanding. These Warrants currently trade on NASDAQ under the symbol RWTIW. Each Warrant gives the holder the right until December 31, 1997 to buy 1.000667 shares of Common Stock at a price per share of $15.00. If the Company's Common Stock continues to trade at a price above $15.00 per share, the remaining Warrants are likely to be exercised sometime in the next two years. If all these Warrants are exercised, the Company will receive new equity capital of approximately $25 million. If a significant number of the Warrants were to be exercised in a short period of time, earnings and dividends per share may be affected for a period of time as the Company works to employ the new capital. The impact of Warrant exercises on earnings and dividends per share in the longer run may or may not be negative, depending on the incremental return on equity earned on the Warrant exercise proceeds.

             CAPITAL ADEQUACY/RISK-ADJUSTED CAPITAL POLICY

                  Stockholders' equity as a percent of total assets was 15.5% at December 31, 1995 and 11.7% at March 31, 1996. The Company's target equity-to-assets ratio at March 31, 1996 was also 11.7%; the Company was fully utilizing its equity at the end of the first quarter of 1996. This level of equity capitalization is higher than that of many banks, savings and loans, insurance companies, and REITs that act as mortgage portfolio lenders.

                  The Company's target equity-to-assets ratio varies over time as a function of management's opinion of the level of risk of its assets and liabilities, the Company's liquidity position, the level of unused borrowing capacity, and the over-collateralization levels required by lenders when the Company pledges assets to secure borrowings. The Company currently seeks to maintain an equity-to-assets ratio of 7% to 10% for assets which have low credit risk, relatively low interest rate risk, good liquidity, and low lender over-collateralization requirements. For less liquid assets with credit risk, the Company currently seeks to maintain an equity-to-assets ratio of 40% to 100%. Thus the overall target equity-to-assets ratio will vary over time as a function of the asset mix and other factors. As shown in Table 25, the target equity-to-assets ratio has been declining since mid-1995 due primarily to a change in asset mix. In general, the target equity-to-assets ratio is more than double the over-collateralization amounts required by the Company's secured lenders.

                  The target equity-to-assets ratio is determined through a Board-level process called for in the Company's Risk-Adjusted Capital ("RAC") Policy. Should the actual equity-to-assets ratio of the Company fall below the target level due to asset acquisitions and/or asset market value fluctuations, management will cease the acquisition of new assets. Management will, at that time, present a plan to the Board to bring the Company back to its target equity-to-assets ratio; in many circumstances, this would be accomplished in time by waiting for the balance of Mortgage Assets to reduce through principal repayments.

                  The table below shows the Company's actual and target equity-to-assets ratios and the Company's actual asset size as compared to its full potential asset size given its equity capital base and the guidelines of the Company's RAC Policy. Management anticipates that the target equity-to-assets ratio may continue to drop in the future as the Company shifts its asset mix towards an increased emphasis on high-quality whole Mortgage Loans and securitized Mortgage Assets rated AAA and AA.

                                                      TABLE 25
                                      EXCESS CAPITAL AND ASSET GROWTH POTENTIAL

                                                                                    POTENTIAL                   ASSET
                                                                                      ASSET                     GROWTH
                                               TARGET       ACTUAL                     SIZE                   POTENTIAL
                                               EQUITY       EQUITY                     WITH                     WITH
         END                                     TO           TO                       SAME        ACTUAL       SAME
         OF                       EQUITY       ASSETS       ASSETS      EXCESS        ASSET        ASSET        ASSET
         PERIOD                   CAPITAL       RATIO        RATIO      CAPITAL        MIX          SIZE         MIX
         ------                   -------      ------       ------      -------     ---------      ------     ---------
                                                                 (DOLLARS IN THOUSANDS)
         Fiscal 1994             $ 20,280      10.84%       16.69%      $ 6,716     $ 187,050    $ 121,528     $ 65,522
         1995, Quarter 1           22,352      12.41%       15.37%        3,970       180,173      145,440       34,733
         1995, Quarter 2           22,533      12.95%       12.57%       (1,069)      173,989      179,321       (5,332)
         1995, Quarter 3           72,473      13.08%       23.89%       32,155       554,183      303,394      250,789
         1995, Quarter 4           68,290      12.59%       15.47%       12,028       542,431      441,557      100,874
         1996, Quarter 1           68,146      11.72%       11.72%           26       581,540      581,313          227

                  In April 1996, the Company successfully completed a secondary stock offering bringing in an additional $54.5 million in equity. If the Company utilizes the same 11.72% target equity to assets ratio it had at March 31, 1996, the potential asset size of the Company currently exceeds $1.1 billion as a result of the April 1996 equity offering.

             ASSET/LIABILITY MANAGEMENT AND EFFECT OF CHANGES IN INTEREST RATES

                  Management continually reviews the Company's asset/liability strategy with respect to interest rate risk, mortgage prepayment risk, credit risk and the related issues of capital adequacy and liquidity. The Company seeks attractive risk-adjusted shareholder returns while seeking to maintain a strong balance sheet and pattern of net income which is stable and growing over time relative to its competitors in the banking and savings and loan industries.

                  The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate liabilities and by mitigating the potential impact on net income of periodic and lifetime coupon adjustment restrictions in the assets through entering into interest rate agreements.

                  Changes in interest rates also may have an effect on the rate of mortgage principal repayment; the Company seeks to mitigate the effect of changes in the mortgage principal repayment rate from an economic point of view by balancing assets purchased at a premium with assets purchased at a discount. However, due to the Company's accounting practices, changes in the rate of mortgage principal repayment have differing effects on premium and discount amortization schedules. When the rate of mortgage principal repayments has increased above expected levels, the Company has increased premium amortization at a faster rate than discount amortization. This accounting practice leads to a lower level of accounting income, compared to what it would have been otherwise, during periods of rapid mortgage principal repayments.

                  The net effect of changes in interest rates, relative changes in one- and six-month LIBOR rates, changes in short-term rates relative to longer-term interest rates, changes in mortgage principal repayment rates, changes in the market values of assets and interest rate agreements, and other factors cannot be determined in advance. In general, the Company's goal is to stabilize spread lending income over longer periods of time and allow income from equity-funded lending to rise as interest rates rise and fall as short-term interest rates fall. If the Company achieves this goal, the Company's return on equity will maintain over time a constant or widening spread to the level of short-term interest rates.

             INTEREST RATE SENSITIVITY GAP

                  The table below shows the Company's cumulative interest rate sensitivity gap, or maturity gap, for periods of one month to one year as a percentage of total assets. The interest rate sensitivity gap is a tool used by financial institutions such as banks and savings and loans to analyze the possible effects of interest rate changes on net income over time. This gap analysis ignores many important factors, however. In the Company's case, it ignores the effect of the Company's hedging activities, the effect of the periodic and lifetime caps in the Company's assets, the effect of changes in mortgage principal repayment rates and other factors. Nevertheless, the gap analysis can provide some useful information on the interest rate risk profile of a financial institution.

                  A negative cumulative gap over a particular period means that the amount of liabilities that will have an expense rate adjusting to prevailing market conditions during that period will be greater than the amount of assets that will have an earning rate adjustment. Thus a negative gap implies that increasing interest rates would result in a falling level of net interest income during the time period in question, as the cost of funds on the liabilities would adjust more quickly to the interest rate increase than would the interest income from the assets. A negative gap also implies that falling interest rates would result in an increasing level of net interest during the period in question. The table below shows that the Company's two-month cumulative gap as a percentage of total assets was negative 36.4% at year end 1995 and negative 47.2% at March 31, 1996. This suggests that the initial short-term response on the Company's net interest income would be negative to increasing interest rates and would be positive to decreasing interest rates, although the Company's interest rate agreements may mitigate the short-term negative effect of rising rates. For the Company, the relevant interest rates are short-term interest rates such as LIBOR.

                  A positive interest rate sensitivity gap over a particular period means that a greater amount of assets than liabilities will have an earning or expense rate adjustment to prevailing market conditions during that period. The table below shows that the Company had a positive cumulative six-month gap of 9.3% at the end of 1995 and 4.3% at the end of the first quarter of 1996. This implies that the impact on net interest income of increasing interest rates may be positive within six months even though the initial impact for the first three months may have been negative. Similarly, this six-month gap analysis implies that falling interest rates may result in a decrease in net interest income within six months even though the initial impact for the first three months may have been positive. Although the Company's balance sheet does have these tendencies, since a variety of factors have been ignored it is not possible to assess from this gap analysis what the actual impact on the Company's net income of such interest rate changes would be, especially over shorter time periods.

                  Since virtually all of the Company's assets and liabilities have income or expense rates which adjust to market conditions within one year, the Company's cumulative twelve-month interest rate sensitivity gap, which was 14.7% at year end 1995 and 11.1% at March 31, 1996, applies to time periods longer than one year as well. The Company has a positive twelve-month interest rate sensitivity gap, even though virtually all assets and liabilities adjust within one year, because the Company has more earning assets than interest-bearing liabilities.

                                                         TABLE 27
                                               INTEREST RATE SENSITIVITY GAP

                    CUMULATIVE   CUMULATIVE   CUMULATIVE   CUMULATIVE   CUMULATIVE   CUMULATIVE   CUMULATIVE   CUMULATIVE
                     1-MONTH       2-MONTH      3-MONTH      4-MONTH      5-MONTH     6-MONTH       9-MONTH     12-MONTH
                       GAP           GAP          GAP          GAP          GAP         GAP           GAP          GAP
END                 AS A % OF     AS A % OF    AS A % OF    AS A % OF    AS A % OF   AS A % OF     AS A % OF    AS A % OF
OF                    TOTAL         TOTAL        TOTAL        TOTAL        TOTAL       TOTAL         TOTAL        TOTAL
PERIOD                ASSETS       ASSETS       ASSETS       ASSETS       ASSETS       ASSETS       ASSETS       ASSETS
- ------              ---------     ---------    ---------    ---------    ---------   ---------    ----------   ----------
Fiscal 1994           (3.0%)        (0.1%)        4.6%        (0.8%)       1.2%        14.9%         14.9%        14.9%
1995, Quarter 1      (45.7%)       (40.5%)      (26.9%)      (11.7%)       0.1%        13.9%         14.1%        14.3%
1995, Quarter 2      (39.1%)       (48.9%)      (32.7%)      (17.3%)      (2.6%)       11.4%         11.6%        11.7%
1995, Quarter 3      (50.6%)       (34.3%)      (18.8%)       (5.6%)       4.2%        17.6%         20.3%        22.6%
1995, Quarter 4      (48.2%)       (36.4%)      (25.8%)      (15.8%)      (2.9%)        9.3%         12.2%        14.7%
1996, Quarter 1      (61.9%)       (47.2%)      (34.1%)      (20.7%)      (7.9%)        4.3%          7.9%        11.1%

             EQUITY DURATION

                  The Company uses "equity duration" to measure the stability of the market value of its assets with respect to the size of its equity base as interest rates fluctuate. Equity duration is a theoretical calculation of the projected percentage change in the reported equity base of the Company that would occur if short-term and long-term interest rates moved up or down by 1% overnight. The Company's goal is to maintain an equity duration of less than 15%. In practice, the Company believes it has maintained an equity duration of less than 10%.

             INFLATION

                  Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with generally accepted accounting principals
         (GAAP) and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings

                           At March 31, 1996, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.

         Item 2 . Changes in Securities

                           None

         Item 3.  Defaults Upon Senior Securities

                           Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                           Not applicable

         Item 5.  Other Information

                           None

         Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 11 to Part I - Computation of Earnings Per Share for the
                           three months ended March 31, 1996 and March 31, 1995.

                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REDWOOD TRUST, INC.

Dated:   May 10, 1996            By: /s/ Douglas B. Hansen
                                     ----------------------------------------
                                     Douglas B. Hansen
                                     President and Chief Financial Officer
                                     (authorized officer of registrant)



Dated:   May 10, 1996            By: /s/ Vickie L. Rath
                                     ----------------------------------------
                                     Vickie L. Rath
                                     Vice President, Treasurer and Controller
                                     (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT

                                                                   Sequentially
           Exhibit                                                   Numbered
            Number                                                     Page
         -----------                                              --------------
              11        Computation of Earnings per Share                46

              27        Financial Data Schedule                          47