Form 10-Q
period 1996-06-30
REDWOOD TRUST INC
filed 1996-08-14
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    -------------

COMMISSION FILE NUMBER:    0-26436

                               REDWOOD TRUST, INC.

             (Exact name of Registrant as specified in its Charter)

                    MARYLAND                           68-0329422
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         591 REDWOOD HIGHWAY, SUITE 3100
             MILL VALLEY, CALIFORNIA                            94941
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

                         Yes   X             No
                             -----              -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


Common Stock ($.01 par value)                     8,783,601 as of August 7, 1996

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                     Page
                                                                                     ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

                 Balance Sheets at June 30, 1996 and December 31, 1995 ............    3

                 Statements of Operations for the three and six months
                 ended June 30, 1996 and June 30, 1995 ............................    4

                 Statements of Stockholders' Equity for the three and six months
                 ended June 30, 1996 and June 30, 1995 ............................    5

                 Statements of Cash Flows for the three and six months
                 ended June 30, 1996 and June 30, 1995 ............................    6

                 Notes to Financial Statements ....................................    7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations .........................   17


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings .....................................................   44

   Item 2.  Changes in Securities .................................................   44

   Item 3.  Defaults Upon Senior Securities .......................................   44

   Item 4.  Submission of Matters to a Vote of Security Holders ...................   44

   Item 5.  Other Information .....................................................   45

   Item 6.  Exhibits and Reports on Form 8-K ......................................   45

   SIGNATURES .....................................................................   46

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REDWOOD TRUST, INC.

BALANCE SHEETS
(In thousands, except share data)


                                                             June 30, 1996  December 31, 1995
                                                             -------------  -----------------
ASSETS

       Cash and cash equivalents                              $   10,407        $  4,825
       Mortgage assets                                         1,007,480         432,244
       Interest rate agreements                                    1,351             547
       Accrued interest receivable                                 7,292           3,270
       Other assets                                                1,800             671
                                                              ----------        --------
                                                              $1,028,330        $441,557
                                                              ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES

       Reverse repurchase agreements                          $  858,772        $346,335
       Notes payable                                              37,442          23,981
       Accrued interest payable                                    4,052           1,290
       Accrued expenses and other liabilities                        361             227
       Dividends payable                                           3,408           1,434
                                                              ----------        --------
                                                                 904,035         373,267
                                                              ----------        --------

       Commitments and contingencies (See Note 10)

       STOCKHOLDERS' EQUITY

       Common stock, par value $.01 per share;
           Authorized 50,000,000 shares, issued and
           outstanding 8,520,116 and 5,517,299 shares                 85              55
       Additional paid-in capital                                130,441          73,895
       Net unrealized loss on assets available for sale           (4,553)         (5,476)
       Undistributed income (deficit)                             (1,678)           (184)
                                                              ----------        --------
                                                                 124,295          68,290
                                                              ----------        --------
                                                              $1,028,330        $441,557
                                                              ==========        ========



The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                               1996             1995             1996             1995
                                                               ----             ----             ----             ----
INTEREST INCOME
       Mortgage assets                                      $   12,699       $    2,941       $   21,613       $    5,095
       Cash and investments                                        202               20              419               36
                                                            ----------       ----------       ----------       ----------
                                                                12,901            2,961           22,032            5,131

INTEREST EXPENSE                                                 9,075            2,191           15,277            3,724

INTEREST RATE AGREEMENTS
Interest rate agreement expense                                    255               82              407               98
                                                            ----------       ----------       ----------       ----------

NET INTEREST INCOME                                              3,571              688            6,348            1,309
Provision for credit losses                                        477               40              808               59
                                                            ----------       ----------       ----------       ----------

Net interest income after provision for credit losses            3,094              648            5,540            1,250

General and administrative expenses                                594              198            1,086              399
                                                            ----------       ----------       ----------       ----------

NET INCOME                                                  $    2,500       $      450       $    4,454       $      851
                                                            ==========       ==========       ==========       ==========


NET INCOME PER SHARE
       Primary                                              $     0.29       $     0.22       $     0.60       $     0.41
       Fully diluted                                        $     0.28       $     0.22       $     0.58       $     0.41

Weighted average shares of common stock and
    common stock equivalents:
       Primary                                               8,600,232        2,063,094        7,453,969        2,061,148
       Fully diluted                                         8,789,968        2,063,094        7,643,586        2,061,148

Dividends declared per Class A preferred share              $       --       $     0.30       $       --       $     0.50

Dividends declared per common share                         $     0.40       $       --       $     0.86       $       --




     The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 1996
(In thousands, except share data)



                                                                             Net Unrealized
                                         Common Stock          Additional    Loss on Assets
                                         ------------           Paid-in        Available      Undistributed
                                       Shares       Amount      Capital        for Sale      Income (Deficit)     Total
                                       ------       ------      -------        --------      ----------------     -----
Balance, December 31, 1995           5,517,299       $55       $ 73,895        $(5,476)          $  (184)       $ 68,290

Shares issued pursuant to
    dividend reinvestment plan           4,077        --             79             --                --        $     79

Offering costs                              --        --            (48)            --                --        $    (48)

Net income                                  --        --             --             --             1,954        $  1,954

Common stock
    dividends declared                      --        --             --             --            (2,540)       $ (2,540)

Fair value adjustment on
    assets available for sale               --        --             --            411                --        $    411
                                     ---------       ---       --------        -------           -------        --------

Balance, March 31, 1996              5,521,376       $55       $ 73,926        $(5,065)          $  (770)       $ 68,146

Shares issued pursuant to
    dividend reinvestment plan          22,569        --            448             --                --        $    448

April 19, 1996 public offering
    issuance of new shares           2,875,000        29         54,855             --                --        $ 54,884

Conversion of stock
    warrants                           101,171         1          1,516             --                --        $  1,517

Offering costs                              --        --           (304)            --                --        $   (304)

Net income                                  --        --             --             --             2,500        $  2,500

Common stock
    dividends declared                      --        --             --             --            (3,408)       $ (3,408)

Fair value adjustment on
    assets available for sale               --        --             --            512                --        $    512
                                     ---------       ---       --------        -------           -------        --------

Balance, June 30, 1996               8,520,116       $85       $130,441        $(4,553)          $(1,678)       $124,295
                                     =========       ===       ========        =======           =======        ========



The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF CASH FLOWS
(In thousands, except share data)



                                                                                Three Months Ended             Six Months Ended
                                                                                     June 30,                      June 30,
                                                                               1996            1995          1996            1995
                                                                               ----            ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $   2,500        $    450     $   4,454        $    851
      Adjustments to reconcile net income to net cash
          provided by operating activities:
         Amortization of mortgage asset premium and discount, net               1,023            (202)        1,554            (418)
         Depreciation and amortization                                             18              13            35              25
         Provision for credit losses on mortgage assets                           477              40           808              59
         Amortization of interest rate cap agreements                             189              82           340              98
         (Increase) in accrued interest receivable                             (2,796)           (401)       (4,022)           (512)
         (Increase) in other assets                                            (1,098)            (52)       (1,164)            (15)
         Increase (decrease) in accrued interest payable                        2,436            (347)        2,762            (358)
         Increase (decrease) in accrued expenses and other                         71              (3)          134              60
                                                                            ---------        --------     ---------        --------
             Net cash provided by (used in) operating activities                2,820            (420)        4,901            (210)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mortgage assets                                            (496,184)        (35,355)     (663,036)        (59,471)
      Principal payments on mortgage assets                                    53,058           2,934        85,872           5,608
      Purchase of interest rate cap agreements                                   (489)            (37)         (654)           (331)
                                                                            ---------        --------     ---------        --------
             Net cash used in investing activities                           (443,615)        (32,458)     (577,818)        (54,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings from reverse repurchase agreements                       387,400          29,246       512,437          44,898
      Net borrowings from notes payable                                            93           4,637        13,461          10,607
      Private placement issuance costs                                             --              (5)           --              (8)
      Proceeds from stock issued pursuant to dividend reinvestment plan           448              --           527              --
      Proceeds from common stock issued                                        56,400              --        56,400              --
      Stock issuance costs                                                       (304)             --          (352)             --
      Dividends paid                                                           (2,540)           (333)       (3,974)           (500)
                                                                            ---------        --------     ---------        --------
             Net cash provided by financing activities                        441,497          33,545       578,499          54,997

Net increase in cash and cash equivalents                                         702             667         5,582             593

Cash and cash equivalents at beginning of period                                9,705             953         4,825           1,027
                                                                            ---------        --------     ---------        --------

Cash and cash equivalents at end of period                                  $  10,407        $  1,620     $  10,407        $  1,620
                                                                            =========        ========     =========        ========


Supplemental disclosure of cash flow information:
      Cash paid for interest                                                $   6,639        $  2,538     $  12,515        $  4,082
                                                                            =========        ========     =========        ========




     The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Redwood Trust, Inc. (the "Company") was incorporated in Maryland on April 11, 1994. At incorporation 208,332 shares of the Company's common stock, par value $.01 per share ("Common Stock") were issued to various officers and employees of the Company.

         On August 19, 1994, upon receipt of the net proceeds from the first closing of its private placement of Units, the Company commenced its operations of acquiring and managing mortgage assets. Each Unit consisted of one share of Class A Convertible Preferred Stock, par value $.01 per share ("Preferred Stock") and one Stock Purchase Warrant ("Warrant"). In this first closing, the Company issued 1,226,465 Units at a price of $15 per Unit. The Company received proceeds of $17 million, net of an underwriting discount of $1.05 per share and other offering costs.

         In October 1994, the Company completed a second closing of its private placement of Units. The Company issued an additional 439,598 Units at a price of $15 per Unit. The Company received proceeds of $6 million, net of an underwriting discount of $1.05 per share and other offering costs.

         On August 9, 1995, the Company completed its initial public offering of 3,593,750 shares of common stock at $15.50 per share (the "Initial Public Offering"). The Company received proceeds of $51 million, net of an underwriting discount of $1.085 per share and other offering costs. Concurrent with the completion of the Initial Public Offering, all 1,666,063 outstanding shares of Class A Convertible Preferred Stock converted into 1,667,134 shares of Common Stock.

         On April 19, 1996, the Company completed its second public offering of 2,875,000 shares of common stock at $20.25 per share. The Company received proceeds of $55 million, net of an underwriting discount of $1.164 per share and other offering costs.

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

         Premises, Furniture and Equipment

                  Leasehold improvements are stated at cost and are amortized on a straight-line basis over the life of the lease. Furniture and equipment is stated at cost and depreciated on an accelerated basis over its estimated useful life. Expenditures for repairs and maintenance are charged to expense when incurred. Premises and equipment totaled $175,932 at June 30, 1996 and $113,515 at December 31, 1995. Depreciation expense and leasehold improvements amortization for the three and six months ended June 30, 1996 totaled $9,657 and $18,552, respectively. Depreciation expense and leasehold improvements amortization for the three and six months ended June 30, 1995 totaled $4,059 and $8,118, respectively. Accumulated depreciation and leasehold improvement amortization totaled $49,919 at June 30, 1996 and $31,367 at December 31, 1995.

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

         Credit Risk

                  Most of the Company's Mortgage Assets have protection from some degree of credit loss either through subordination, insurance, third party guarantees, or other means. Many of the Company's privately issued Mortgage Assets have received ratings from one or more of the four nationally recognized credit rating agencies. Based on these ratings, and on credit criteria similar to those used by rating agencies, the Company assigns a "rating equivalent" to each Mortgage Asset. For purposes of assigning a rating equivalent to unrated pools of whole loans or unrated securitized pools of mortgage loans, the Company assigns a series of ratings to different portions of the pool according to the Company's estimation of how the pool would currently be structured and rated if it were newly securitized. At June 30, 1996, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+. At December 31, 1995, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of A+; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+.

                  An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its privately issued Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operations. When a loan or portions of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. During the three and six months ended June 30, 1996 the Company provided for $476,669 and $808,185 in credit losses, respectively. During the three and six months ended June 30, 1995 the Company provided for $40,599 and $59,035 in credit losses, respectively. During the three and six months ended June 30, 1996 and June 30, 1995 the Company incurred no charge-offs. The reserve balance at June 30, 1996 and December 31, 1995 was $1,297,899 and $489,713, respectively.

NOTE 2.  MORTGAGE ASSETS

         Mortgage Assets Excluding IO Strip

         At June 30, 1996, Mortgage Assets, excluding IO Strips, consisted of the following:

                                       FEDERAL HOME LOAN   FEDERAL NATIONAL  PRIVATELY ISSUED
                                           MORTGAGE            MORTGAGE          MORTGAGE
         (IN THOUSANDS)                   CORPORATION        ASSOCIATION          ASSETS            TOTAL
         --------------                   -----------        -----------          ------            -----
         Mortgage Assets, Gross            $219,124          $385,592            $401,049        $1,005,765

         Unamortized Discount                     0              (266)            (16,342)          (16,608)
         Unamortized Premium                  5,561             9,209               4,957            19,727
                                           --------          --------            --------        ----------
         Amortized Cost                     224,685           394,535             389,664         1,008,884

         Allowance for Credit Losses              0                 0              (1,298)           (1,298)
         Gross Unrealized Gains                 299             1,088               1,928             3,315
         Gross Unrealized Losses               (494)             (834)             (4,094)           (5,422)
                                           --------          --------            --------        ----------
         Estimated Fair Value              $224,490          $394,789            $386,200        $1,005,479
                                           ========          ========            ========        ==========

At December 31, 1995, Mortgage Assets, excluding IO Strips, consisted of the following:

                              FEDERAL HOME LOAN   FEDERAL NATIONAL  PRIVATELY ISSUED
                                  MORTGAGE            MORTGAGE          MORTGAGE
(IN THOUSANDS)                   CORPORATION        ASSOCIATION          ASSETS          TOTAL
- --------------                   -----------        -----------          ------          -----
Mortgage Assets, Gross            $46,160            $190,061          $207,404        $443,625

Unamortized Discount                    0                (313)          (16,719)        (17,032)
Unamortized Premium                   907               3,608             1,535           6,050
                                  -------            --------          --------        --------
Amortized Cost                     47,067             193,356           192,220         432,643

Allowance for Credit Losses             0                   0              (490)           (490)
Gross Unrealized Gains                334               1,033               874           2,241
Gross Unrealized Losses              (110)               (458)           (4,345)         (4,913)
                                  -------            --------          --------        --------
Estimated Fair Value              $47,291            $193,931          $188,259        $429,481
                                  =======            ========          ========        ========

At June 30, 1996 and December 31, 1995, all investments in Mortgage Assets consisted of interests in adjustable rate mortgages on residential properties. A majority of such properties are located in the State of California. The securitized interests in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest by those US government agencies. The original maturity of the vast majority of the Mortgage Assets is over a period of thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At June 30, 1996, the average annualized effective yield was 6.92% based on the amortized cost of the assets and 6.98% based on the fair value of the assets. At December 31, 1995, the average annualized effective yield on the Mortgage Assets was 7.66% based on the amortized cost of the assets and 7.74% based on the fair value of the assets.

Most of the adjustable rate mortgage securities and loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At June 30, 1996 and December 31, 1995 the weighted average lifetime cap was 11.71% and 11.54%, respectively.

IO Strips

The amortized cost and fair value of the Company's IO Strips are summarized as follows:

         (IN THOUSANDS)                  JUNE 30, 1996   DECEMBER 31, 1995
                                         -------------   -----------------
         Amortized Cost                     $2,963            $3,593
         Gross Unrealized Gains                  0                 0
         Gross Unrealized Losses              (962)             (830)
         ----------------------------       ------            ------
         Estimated Fair Value               $2,001            $2,763
                                            ======            ======

The average annualized effective yield at June 30, 1996 on the IO Strips was 7.84% based on the amortized cost of the assets and 12.12% based on the fair value of the assets. The average annualized effective yield at December 31, 1995 on the IO Strips was 9.99% based on the amortized cost of the assets and 13.61% based on the fair value of the assets.

NOTE 3.  INTEREST RATE AGREEMENTS

         The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

                  (IN THOUSANDS)            JUNE 30, 1996  DECEMBER 31, 1995
                                            -------------  -----------------
                  Amortized Cost              $ 2,835          $ 2,521
                  Gross Unrealized Gains          108                0
                  Gross Unrealized Losses      (1,592)          (1,974)
                  -----------------------     -------          -------
                  Estimated Fair Value        $ 1,351          $   547
                                              =======          =======

         Cap Agreements

         The Company had thirty-two outstanding Cap Agreements at June 30, 1996 and twenty-three outstanding Cap Agreements at December 31, 1995. Potential future earnings from each of these Cap Agreements are based on variations in the London Interbank Offered Rate ("LIBOR"). Three of the Cap Agreements at June 30, 1996 and December 31, 1995 had contractually stated notional amounts which vary over the life of the Cap Agreement. The sum of the notional amounts of the Company's Cap Agreements in effect was $464,000,000 and $302,000,000 at June 30, 1996 and December 31, 1995, respectively. The weighted average cap strike rate during the three and six months ended June 30, 1996 was 7.12% and 7.22%. The weighted average cap strike rate during the three and six months ended June 30, 1995 was 7.62% and 7.44%. Under these Cap Agreements the Company will receive cash payments should an agreed-upon reference rate, either one-month or three-month LIBOR, increase above the strike rates of the Cap Agreements.

         Cap Agreements outstanding at June 30, 1996 are as follows:

         (DOLLARS IN THOUSANDS)      AVERAGE CAP                                                            EXPECTED
                                    NOTIONAL FACE     AVERAGE CAP         LOW CAP          HIGH CAP        CAP EXPENSE
                   YEAR                AMOUNT         STRIKE RATE       STRIKE RATE       STRIKE RATE      AMORTIZATION
                   ----                ------         -----------       -----------       -----------      ------------
           1996 (last 6 months)       $432,446           7.25%             5.50%            12.00%            $  385
                   1997                321,875           7.94%             5.50%            12.00%               613
                   1998                185,657           8.74%             6.94%            12.00%               533
                   1999                110,277           9.30%             6.94%            12.00%               372
                   2000                 52,889           8.95%             7.50%            10.00%               255
                   2001                 33,082           8.55%             7.50%             9.00%               220
                   2002                 24,616           8.68%             8.00%             9.00%               157
                   2003                 22,634           8.67%             8.00%             9.00%               145
                   2004                 21,834           8.67%             8.00%             9.00%               135
                   2005                  5,216           8.53%             8.50%             9.00%                20
                                                                                                              ------
                        Total                                                                                 $2,835
                                                                                                              ======

         Swap Agreements

         The Company had seven outstanding Swap Agreements at June 30, 1996 and one outstanding Swap Agreement at December 31, 1995. The Swap Agreements outstanding at June 30, 1996 and December 31, 1995 are as follows:


                                                                                         INTEREST RATE
                                                     NOTIONAL FACE                       -------------
         EFFECTIVE PERIODS:                        AMT (IN THOUSANDS)         COMPANY PAYS            COMPANY RECEIVES
         ------------------                        ------------------         ------------            ----------------
         April 1996 to April 1997 and                    $10,000                 6.97%                 3 Month LIBOR
            April 1997 to April 1998                                             7.18%                 3 Month LIBOR
         May 1996 to May 1997                            $20,000                 6.01%                 3 Month LIBOR
         May 1996 to May 1998                            $20,000                 6.40%                 3 Month LIBOR
         June 1996 to June 1997                          $20,000                 6.06%                 3 Month LIBOR
         October 1996 to October 1997                    $15,000                 6.49%                 3 Month LIBOR
         June 1996 to June 1998                          $30,000          3 mo. T Bills + .44%         3 Month LIBOR
         June 1996 to June 1999                          $30,000          3 mo. T Bills + .46%         3 Month LIBOR

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

         There have been no terminations of Interest Rate Agreements as of June 30, 1996 or December 31, 1995.

NOTE 4.  REVERSE REPURCHASE AGREEMENTS AND NOTES PAYABLE

         The Company has entered into both reverse repurchase agreements and notes payable (together "Borrowings") to finance acquisitions of a portion of its Mortgage Assets. These Borrowings are collateralized by a portion of the Company's Mortgage Assets. At no time are more than 34% of the Borrowings with any one investment banking firm. At June 30, 1996, Mortgage Assets actually pledged had an estimated fair value of $947,321,364. At December 31, 1995, Mortgage Assets actually pledged had an estimated fair value of $386,321,449.

         At June 30, 1996 the Company had $896,214,000 of Borrowings outstanding with a weighted average borrowing rate of 5.70% and a weighted average maturity of 72 days. At December 31, 1995, the Company had $370,316,047 of Borrowings outstanding with a weighted average borrowing rate of 6.01% and a weighted average remaining maturity of 74 days. At June 30, 1996 and December 31, 1995, the Borrowings had the following remaining maturities:

                  (IN THOUSANDS)           JUNE 30, 1996       DECEMBER 31, 1995
                                           -------------       -----------------
                  Within 30 days             $340,496              $ 75,808
                  30 to 90 days               187,541               175,921
                  Over 90 days                368,177               118,587
                  ------------               --------              --------
                  Total Borrowings           $896,214              $370,316
                                             ========              ========

         For the three and six months ended June 30, 1996, the average balance of Borrowings was $651,643,000 and $543,811,000, respectively with a weighted average interest cost of 5.60% and 5.65%. For the three and six months ended June 30, 1995 the average balance of Borrowings was $139,978,725 and $121,571,884, respectively with a weighted average interest cost of 6.28% and 6.18%. The maximum balance outstanding during the six months ended June 30, 1996 was $897,271,000. The maximum balance outstanding during the year ended December 31, 1995 was $370,316,000.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1996 and December 31, 1995 . FASB statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                                 JUNE 30, 1996               DECEMBER 31, 1995
                                                                 -------------               -----------------
                                                            CARRYING         FAIR          CARRYING       FAIR
                  (IN THOUSANDS)                             AMOUNT          VALUE          AMOUNT        VALUE
                  --------------                             ------          -----          ------        -----
                  Assets
                        Mortgage Assets                    $1,005,479     $1,005,479       $429,481     $429,481
                        IO Strips                               2,001          2,001          2,763        2,763
                        Interest Rate Agreements                1,351          1,351            547          547

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

NOTE 6.  CLASS A CONVERTIBLE PREFERRED STOCK

         Prior to the Initial Public Offering the Company was authorized to issue up to 12,000,000 shares of Preferred Stock, $.01 par value, in one or more series and to fix the powers, designations, preferences and rights of each series. The Preferred Stock ranked senior to the Company's Common Stock as to dividends and liquidation rights. Following the closing of the Initial Public Offering, the Company filed Articles Supplementary to reclassify all authorized and unissued shares of Preferred Stock and all shares of Class A Preferred Stock received upon conversion of Class A Preferred Stock into Common Stock as authorized and unissued shares of Common Stock.

NOTE 7.  STOCK PURCHASE WARRANTS

         At June 30, 1996 and December 31, 1995 there were 1,563,957 and 1,665,063 Warrants outstanding, respectively. Each Warrant entitles the holder to purchase 1.000667 share of the Company's common stock at an exercise price of $15.00 per share. The Warrants remain exercisable until December 31, 1997.

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

         The number of shares of Common Stock available under the Stock Option Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock, provided that no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At June 30, 1996, there were 1,278,017 shares of Common Stock available for grant. The exercise price for ISOs granted under the Stock Option Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. In June, 1996 each of the four non-employee directors was automatically granted an additional 2,500 NQSOs at an exercise price of $24.63 per share. No options were granted to employees during the three and six months ended June 30, 1996. During the year ended December 31, 1995 each of the four non-employee directors was automatically granted an additional 2,500 NQSOs at an exercise price of $7.18 per share and employees were granted 156,972 NQSOs at exercise prices ranging from $17.38 to $21.50 per share. On July 19, 1995, 47,083 options were exercised at prices ranging from $0.10 to $0.11 per share resulting in proceeds to the Company of $5,079. During the year ended December 31, 1994 the Company granted 40,000 options at an exercise price of $0.10 per share, 20,000 of which were NQSOs and 20,000 of which were ISOs, and 148,333 ISOs at an exercise price of $0.11 per share. All stock options granted under the Stock Option Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

         The Company's Stock Option Plan permits NQSOs granted under the plan to accrue DERs. The first and second quarter 1996 dividends resulted in non-cash charges to general and administrative expenses of $84,919 and $79,405, respectively, for DERs accruing on NQSOs outstanding on the record date of the dividend. The 1995 dividends on common stock resulted in non-cash charges to general and administrative expenses of $54,513 for DERs accruing on NQSOs outstanding on the record date of the dividend. DERs represent shares of stock which are issuable to holders of NQSOs when the holders exercise the underlying NQSOs based on the price of the stock on the dividend payment date. A total of 9,508 shares have been granted as DERs as of June 30, 1996. At June 30, 1996 a total of 374,813 of the 1,278,017 available options had been granted as options or DERs (47,083 of which had been exercised) leaving 903,204 of the options available for grant.

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

NOTE 9.  DIVIDENDS

         On March 11, 1996 the Company declared a dividend of $2,539,833, or $0.46 per common share. This dividend was paid on April 19, 1996 to shareholders of record as of March 29, 1996. On June 14, 1996 the Company declared a dividend of $3,408,046, or $0.40 per common share. This dividend was paid on July 18, 1996 to shareholders of record as of June 28, 1996.

         On March 17, 1995, the Company declared a dividend of $333,213, or $0.20 per preferred share. This dividend was paid on April 21, 1995 to preferred shareholders of record as of March 31, 1995. On June 19, 1995, the Company declared a dividend of $499,819, or $0.30 per preferred share. This dividend was paid on July 21, 1995 to preferred shareholders of record as of June 30, 1995. On September 15, 1995, the Company declared a dividend of $1,103,264, or $0.20 per common share. This dividend was paid on October 20, 1995 to common shareholders of record as of September 29, 1995. On December 13, 1995, the Company declared a dividend of $1,434,500, or $0.26 per common share. This fourth quarter 1995 dividend was paid on January 19, 1996 to common shareholders of record as of December 29, 1995

         Under the Internal Revenue Code of 1986, a dividend declared by a REIT in December of a calendar year, payable to shareholders of record as of a specified date in December, will be deemed to have been paid by the Company and received by the shareholders on that record date if the dividend is actually paid before February 1st of the following calendar year. Therefore, the dividend declared in December 1995 which was paid in January 1996 is considered taxable income to shareholders in the year declared. The Company's dividends are not eligible for the dividends received deduction for corporations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         As of June 30, 1996 the Company had entered into a commitment to purchase a Federal National Mortgage Association Asset for approximately $2,300,000. At June 30, 1996 and December 31, 1995, the Company had no other outstanding commitments to purchase or sell Mortgage Assets or to purchase, sell or terminate Interest Rate Agreements. The Company also had no commitments to enter into additional reverse repurchase agreements or other borrowings.

         Rental expense for office properties under operating leases for the three and six months ended June 30, 1996 was $26,399 and $50,461, respectively. Rental expense for office properties under operating leases for the three and six months ended June 30, 1995 was $16,098 and $31,822, respectively. Future minimum rental commitments as of June 30, 1996 under noncancelable operating leases with initial or remaining terms of more than one year, are as follows:


                                              MINIMUM RENTAL
                                                  COMMITMENT
                   YEAR ENDING           AS OF JUNE 30, 1996
                  DECEMBER 31,                (IN THOUSANDS)
                  ------------                --------------
                     1996                         60
                     1997                        121
                     1998                        121
                     1999                        121
                     2000                        121
                     2001                         40
                     ----                       ----
                     Total                      $584

         Because the lease is in the Company's name, the above amounts represent 100% of the minimum future rental commitments. However, the Company shares certain office expenses, such as lease payments and utilities, on a pro rata basis with GB Capital. GB Capital is owned by certain officers of the Company. This arrangement is covered by an Administrative Services and Facilities Sharing Agreement. For the three and six months ended June 30, 1996, the Company was bearing 95% of the lease expenses and GB Capital was bearing 5%. For the three and six months ended June 30, 1995, the Company was bearing 70% of the lease expenses and GB Capital was bearing 30%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Redwood Trust, Inc. (the "Company") is a mortgage finance company which acquires and holds mortgage assets using its equity and borrowed funds. The Company's source of earnings is net interest income, or the interest income earned on mortgages less the interest expense paid on borrowed funds. The Company's primary competitors are other financial institutions, such as banks and savings and loan institutions, which seek to earn spread income from owning mortgage assets. Compared to most of its competitors, the Company believes it benefits from a lower cost of operations and from its status as a Real Estate Investment Trust ("REIT"). As a REIT, the Company does not pay Federal taxes so long as the Company pays out as dividends an amount equal to at least 95% of its taxable income.

         The Company's strategy is to focus solely on being a highly efficient spread lender. Instead of maintaining an in-house mortgage origination staff, the Company acquires mortgage assets from mortgage origination companies and from the secondary mortgage market. The Company out-sources mortgage servicing functions. Rather than build a retail branch banking system, the Company accesses borrowed funds in the capital markets. In the second quarter of 1996, the Company's operating expenses to assets ratio was 0.31% and its ratio of operating expenses to net interest income was 17%.

         As of June 30, 1996, all of the Company's mortgage assets were adjustable-rate, first-lien mortgages on single-family properties. In the future, the Company may acquire fixed-rate single-family mortgage loans as well as mortgage loans on multi-family or commercial properties.

         The Company acquires individual whole mortgage loans (7% of total mortgage assets as of June 30, 1996), pools of mortgage loans which have been fully insured against credit losses by one of the Federal government mortgage agencies (61%), pools of mortgage loans which have been securitized and which have partial private-sector credit-enhancement through insurance, subordination, or other means sufficient to warrant an investment-grade credit rating from one of the nationally-recognized credit rating firms (29%), and securitized mortgage interests which are subordinated and have higher levels of credit risk such that they have received a rating below BBB (3%). The average credit rating equivalent of the Company's mortgage assets is AA+.

         The Company is an "A" quality mortgage lending company: the Company does not own mortgages originated to "B", "C", or "D" quality origination or documentation standards except in limited circumstances when the Company has a degree of credit protection sufficient to eliminate most of the potential credit risk from such loans.

         In general, the Company seeks to acquire "A" quality single-family mortgage assets consisting of mortgages with loan balances between $207,000 and $500,000, with a target average loan balance of $250,000 to $300,000. Because of their size, these "jumbo" loans are not eligible to be acquired or guaranteed by the Federal government mortgage agencies (FNMA, FHLMC). The Company also acquires FNMA and FHLMC mortgage securities.

         As of June 30, 1996, over two-thirds of the non-FNMA, non-FHLMC mortgage assets owned by the Company were secured by single-family residential properties located in California. Management believes that the economy and the trend of residential housing values in California was generally stable to improving during the second quarter of 1996. The Company believes that a majority of the jumbo adjustable-rate mortgages in the United States are secured by California properties.

         The rate the Company earns on its mortgage assets increases or falls in conjunction with short-term interest rates, as does the rate the Company pays on its borrowings. The coupon rate on each mortgage generally adjusts on a one, six or twelve month cycle; the average term-to-next-adjustment for all of the Company's mortgage assets was 4 months as of June 30, 1996. Borrowings have maturities ranging from one to twelve months; the average term-to-next-adjustment for borrowings was 2.4 months as of June 30, 1996. Coupon rate adjustments on the Company's mortgages are limited by periodic and lifetime caps; the Company's hedging program seeks to mitigate the negative effects such coupon caps may have on spread income should short-term interest rates increase rapidly. Because the Company's adjustable-rate earning assets exceed its liabilities, the Company believes that rising short-term interest rates may lead to higher net earnings after a lag period, all other factors being equal. Similarly, falling short-term interest rates may lead to reduced net earnings after a lag period.

         The Company seeks to generate secular growth in earnings and dividends per share in a variety of ways, including through (i) issuing new equity and increasing the size of the balance sheet when opportunities in the mortgage market are likely to allow growth in earnings per share, (ii) seeking to improve productivity by increasing the size of the balance sheet at a rate faster than operating expenses increase,
         (iii) changing the mix of mortgage asset types on the balance sheet in an effort to improve risk-adjusted returns, (iv) seeking to benefit by an increased market value of assets and lower borrowing costs should mortgage asset quality improve with seasoning, mortgage principal repayments, and improvements in real estate markets and the general economy, and (v) increasing the efficiency with which the Company utilizes its equity capital over time by increasing the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity.

         To date, the Company has grown rapidly by issuing new capital and acquiring new mortgage assets. While the Company believes such growth has significantly increased its long-term earnings per share potential, the near-term effect has been a reduction in reported earnings per share as compared to what earnings likely would have been otherwise. The Company intends to continue to pursue growth when management believes that such growth is likely to be additive to earnings per share potential.

         RESULTS OF OPERATIONS: THREE MONTHS ENDING JUNE 30, 1996 VERSUS THREE MONTHS ENDING JUNE 30, 1995 AND FIRST SIX MONTHS OF 1996 VERSUS FIRST SIX MONTHS OF 1995

         REPORTING PERIODS

         The 1994 fiscal year ("fiscal 1994") commenced with the start of Company operations on August 19, 1994 and finished December 31, 1994. All subsequent reporting periods correspond to their calendar equivalents.

         NET INCOME SUMMARY

         Net earnings for the second quarter of 1996 were $2.5 million. These earnings were five times the $0.5 million the Company earned in the second quarter of 1995. The primary reason total earnings increased was that average assets increased by 369%. For similar reasons, net earnings in the first half of 1996 of $4.5 million represent an increase of 423% over net earnings of $0.9 million in the first half of 1995.

                                     TABLE 1
                                   NET INCOME

                                                         INTEREST
                                                           RATE        NET        CREDIT
                               INTEREST      INTEREST    AGREEMENT   INTEREST    PROVISION   OPERATING      NET
                                INCOME       EXPENSE      EXPENSE     INCOME      EXPENSE    EXPENSES      INCOME
                                ------       -------      -------     ------      -------    --------      ------
                                                             (DOLLARS IN THOUSANDS)
         1995, 1st Half        $ 5,131       $ 3,724       $ 98       $1,309       $ 59       $  399       $  851
         1996, 1st Half         22,032        15,277        407        6,348        808        1,086        4,454

         Fiscal 1994           $ 1,296       $   760       $  8       $  528       $  0       $  146       $  382
         1995, Quarter 1         2,170         1,533         16          621         19          201          401
         1995, Quarter 2         2,961         2,191         82          688         40          198          450
         1995, Quarter 3         3,985         2,432        112        1,441         84          364          993
         1995, Quarter 4         6,610         4,452        129        2,029        350          368        1,311
         1996, Quarter 1         9,131         6,202        152        2,777        331          492        1,954
         1996, Quarter 2        12,901         9,075        255        3,571        477          594        2,500

         Earnings per share in the second quarter of 1996 were $0.29, representing an increase of 33% over the $0.22 per share earned in the second quarter of 1995. Earnings per share increased both due to an increase in return on equity from 8.00% to 8.93% and an increase in the equity per share the Company had available with which to generate earnings. Equity capital (book value) per share increased from $12.02 to $14.59 due to accretive stock offerings at prices in excess of book value in August 1995 and April 1996. The increase in return on equity of 12% and the increase in book value per share of 21% led directly to an earnings per share increase of 33%.

         Second quarter 1996 earnings per share were lower than the $0.32 reported in the first quarter of 1996. Although book value per share on a subsequent quarter basis increased from $12.34 to $14.59 due to the Company's April 1996 stock offering, return on equity dropped from 11.43% to 8.93%. The stock offering had two temporary dilutive effects on return on equity and earnings per share: the Company was under-invested in mortgage assets relative to its equity base on average in the second quarter (the Company's capital was 74% employed in the second quarter versus 87% in the first quarter) and the new mortgage assets acquired in the second quarter had lower initial coupons than the average mortgage in portfolio. By the end of the second quarter, however, 89% of the Company's capital was employed in earning assets. In addition, the lower initial coupons on newly acquired mortgages should adjust upwards towards their full potential rates over time, with most of the adjustment available to the Company within six months.

         For the first half of 1996, earnings per share were $0.60, an increase of 45% versus the comparable period in 1995. Return on equity increased from 7.73% to 9.88% and book value per share increased from $12.02 to $14.59.

         Reported earnings per share is based on primary shares. The number of primary shares equals the average number of shares outstanding during the quarter plus shares added due to the potential dilutive effects of future warrant and option exercises.


                                     TABLE 2
                    EARNINGS PER SHARE, BOOK VALUE PER SHARE
                              AND RETURN ON EQUITY

                                          POTENTIAL                       BOOK                     EARNINGS
                              AVERAGE     DILUTION                        VALUE       RETURN         PER
                             NUMBER OF     DUE TO         TOTAL         PER SHARE       ON         PRIMARY
                              SHARES      WARRANTS       PRIMARY      OUTSTANDING AT  AVERAGE       SHARE
                            OUTSTANDING  AND OPTIONS     SHARES       END OF PERIOD   EQUITY        (EPS)
                            -----------  -----------     ------       -------------   ------        -----
         1995, 1st Half      1,874,395     186,753      2,061,148         $12.02       7.73%        $0.41
         1996, 1st Half      6,667,675     786,294      7,453,969          14.59       9.88%         0.60

         Fiscal 1994         1,676,080     240,766      1,916,846         $10.82       5.35%        $0.20
         1995, Quarter 1     1,874,395     240,766      2,115,161          11.93       7.46%         0.19
         1995, Quarter 2     1,874,395     188,699      2,063,094          12.02       8.00%         0.22
         1995, Quarter 3     3,944,129     239,009      4,183,138          13.14       7.59%         0.23
         1995, Quarter 4     5,516,310     563,197      6,079,507          12.38       7.22%         0.22
         1996, Quarter 1     5,521,376     608,211      6,129,587          12.34      11.43%         0.32
         1996, Quarter 2     7,813,974     786,258      8,600,232          14.59       8.93%         0.29

         DIVIDEND SUMMARY

         Dividends in the second quarter of 1996 were $0.40 per share, an increase of 33% over the $0.30 dividend paid in the same quarter one year earlier. Total dividends paid for the second quarter of 1996 were $3.4 million versus $0.5 million paid for the same time period one year earlier. Dividends in the first half of 1996 were $0.86 per share, an increase of 72% over the $0.50 per share dividend paid in the first half of 1995. Total dividends paid for the first half of 1996 were $5.9 million; total dividends paid for the same period the prior year were $0.8 million. The Company was able to increase its total dividends and dividend per share over these periods due to the increase in earnings discussed above.

         The Company's policy is to pay out over time as dividends 100% of its earnings as calculated for tax purposes. To date, taxable income has exceeded dividends paid by $0.2 million; this excess taxable income will be distributed as part of the Company's regular quarterly dividend in the future.

         Taxable income currently exceeds income as calculated according to generally accepted accounting principles (GAAP income) because (i) taxable income credit expense equals actual credit losses rather than credit provisions, and actual credit losses have been minor, (ii) amortization methods differ for discount that has been created when mortgages have been acquired at a price below principal value, (iii) dividend equivalent rights which accrue on stock options are deducted from GAAP income as an operating expense but are not deducted from taxable income, and (iv) operating expenses differ in certain other aspects. Taxable income is a closer approximation of current cash flow generation than is GAAP income.

         Dividends per share has exceeded earnings per share because taxable income has exceeded GAAP income and because the number of shares eligible at quarter end to receive a dividend has generally been smaller than the number of primary shares used to calculate earnings per share.

                                     TABLE 3
                          TAXABLE INCOME AND DIVIDENDS

                                                       TAXABLE
                                                      OPERATING
                                                       EXPENSES               TAXABLE
                                          TAXABLE        AND                  INCOME     SHARES
                                          CREDIT       MORTGAGE               RETURN   OUTSTANDING
                               NET        EXPENSE    AMORTIZATION  TAXABLE      ON       EARNING    DIVIDEND     TOTAL
                              INCOME    DIFFERENCES  DIFFERENCES   INCOME     EQUITY    DIVIDEND    DECLARED    DIVIDEND
                              ------    -----------  -----------   ------     ------    --------    --------    --------
                                                                (DOLLARS IN THOUSANDS)
         1995, 1st Half       $  851       $ 59           26       $  936      8.51%    1,666,064     $0.50      $  833
         1996, 1st Half        4,454        808          429        5,691     12.62%    6,916,139      0.86       5,948

         Fiscal 1994          $  382       $  0          (28)       $ 354      4.95%    1,401,904     $0.25      $  350
         1995, Quarter 1         401         19          (12)         408      7.58%    1,666,063      0.20         333
         1995, Quarter 2         450         40           38          528      9.40%    1,666,063      0.30         500
         1995, Quarter 3         993         84            5        1,082      8.27%    5,516,313      0.20       1,103
         1995, Quarter 4       1,311        347          156        1,814      9.99%    5,517,299      0.26       1,435
         1996, Quarter 1       1,954        331          264        2,549     14.92%    5,521,376      0.46       2,540
         1996, Quarter 2       2,500        477          165        3,142     11.23%    8,520,116      0.40       3,408

         COUPON INCOME ON MORTGAGE ASSETS

         The average coupon on the Company's mortgage assets was 7.37% during the second quarter of 1996, a decrease from the 7.64% earned in the first quarter of 1996. The coupon rate in the second quarter was lower because (i) the short-term interest rate indices which determine coupons on mortgage assets had declined (as approximated in the table below by the decline in the six month average of six-month LIBOR) and
         (ii) the Company acquired a substantial volume of new mortgage assets during the quarter which had lower-than-fully-indexed initial coupon rates. On average, coupons were 0.37% below their fully-indexed rates during the quarter. Coupons were 0.51% below their fully-indexed rates at the end of the quarter due to interest rate increases in June 1996. This suggests that coupons on existing mortgage assets should be increasing in the third and fourth quarters of 1996, given stable interest rates and all other factors being equal.

         In the second quarter of 1995, the coupon rate was 6.79%, or 1.71% lower than the fully-indexed rate at the time. This gap between the coupon rate and the fully-indexed rate was due primarily to the acquisition of mortgages in late 1994 and early 1995 that had low initial coupon rates. Since many of these mortgage acquisitions were made at a discount price, the yield on the mortgages was higher than the low coupons would suggest due to discount amortization.


                                     TABLE 4
                        COUPON INCOME ON MORTGAGE ASSETS

                                                                          COUPON     AVERAGE  AVERAGE
                                                AVERAGE                   VERSUS     FULLY-   COUPON
                                      AVERAGE   COUPON     SIX MONTH    SIX MONTH    INDEXED  VERSUS
                                     PRINCIPAL   RATE      AVERAGE OF   AVERAGE OF    RATE     FULLY     AVERAGE    AVERAGE
                           COUPON    VALUE OF   DURING     SIX-MONTH    SIX-MONTH    DURING   INDEXED     BOOK      COUPON
                           INCOME    MORTGAGES  PERIOD       LIBOR        LIBOR      PERIOD    RATE       PRICE      YIELD
                           ------    ---------  ------       -----        -----      ------    ----       -----      -----
                                                                     (DOLLARS IN THOUSANDS)
         1995, 1st Half    $ 4,678   $143,252   6.58%        6.36%        0.22%      8.71%    (2.13%)     99.01%    6.65%
         1996, 1st Half     23,167    623,124   7.48%        5.56%        1.92%      7.59%    (0.11%)     99.52%    7.51%

         Fiscal 1994       $ 1,102   $ 50,306   6.01%        5.07%        0.94%      8.35%    (2.34%)    100.02%    6.01%
         1995, Quarter 1     1,940    124,673   6.31%        6.25%        0.06%      8.93%    (2.62%)     99.61%    6.33%
         1995, Quarter 2     2,738    161,628   6.79%        6.48%        0.31%      8.50%    (1.71%)     98.54%    6.90%
         1995, Quarter 3     3,779    210,051   7.14%        6.10%        1.04%      8.10%    (0.96%)     98.73%    7.23%
         1995, Quarter 4     6,682    359,693   7.37%        5.82%        1.55%      7.92%    (0.55%)     99.28%    7.42%
         1996, Quarter 1     9,445    497,227   7.64%        5.62%        2.02%      7.43%     0.21%      98.87%    7.73%
         1996, Quarter 2    13,722    749,021   7.37%        5.49%        1.88%      7.74%    (0.37%)     99.95%    7.37%

         AMORTIZATION OF PREMIUM AND DISCOUNT AND EFFECT OF CHANGES IN PRINCIPAL REPAYMENT RATES

         In calculating its interest income for the second quarter of 1996, the Company added $0.25 million in discount amortization to its coupon income and then deducted $1.27 million in premium amortization. As shown in Table 6, the net effect was a reduction in mortgage yield of 0.50%. Although the average total balance of discount and premium on the Company's books was approximately equal during the quarter, the rate at which the Company wrote off its premium balance during the quarter (31% annual rate) was far higher than the rate at which the Company took discount amortization into income (6% annual rate).

         The Company writes off premium at a rate equal to the mortgage principal repayment rate of the associated mortgage assets. The rate of principal repayment for these assets was 31% in the second quarter of 1996 versus 12% in the same quarter a year earlier. The increased rate of principal repayment was caused by lower long-term interest rates, a narrowed spread between short and long-term interest rates and other factors. The faster rate of principal repayment decreased earnings in the quarter relative to what they otherwise would have been.

         When the Company is able to acquire high-credit-quality mortgage assets at a discount due to very low initial coupon rates, the Company amortizes the associated discount into income in the short-term to offset the effect of the low coupon. As a result, in early 1995 the Company took its discount balances into income at a rapid rate. Virtually all of this type of discount had been taken into income by the end of the third quarter of 1995.

         When the Company acquires mortgage assets that have some credit risk at a discount, the Company uses what management believes to be conservative assumptions regarding the future cash flows of such mortgages to determine a discount amortization schedule for that asset. The result is that such discount is amortized into income at a relatively slow rate, regardless of the actual rate of mortgage principal repayment experienced. As shown in the table below, the discount amortization rate in the first half of 1996 was 5% per year. The Company anticipates that the rate of discount amortization on these mortgage assets will increase as the mortgages season, thus potentially benefiting net income in the future.

         As the rate of mortgage principal repayment increases, the Company's earnings are decreased in the short-term because the rate of premium write-off is highly sensitive to such changes while the rate of discount amortization is not. This earnings sensitivity to changes in the mortgage principal repayment rate has been increasing as the Company acquires more mortgage assets at premium prices. With an unamortized premium balance of $22.7 million as of June 30, 1996, the sensitivity of earnings to a 5 percentage point change in the mortgage principal repayment rate was estimated to be $0.03 per share per quarter.

                                     TABLE 5
                         AMORTIZATION ON MORTGAGE ASSETS

                                                                                                            NET
                                                      ANNUAL                              ANNUAL          AVERAGE         NET
                           AVERAGE                   RATE OF     AVERAGE                  RATE OF         PREMIUM/    AMORTIZATION
                           DISCOUNT    DISCOUNT      DISCOUNT    PREMIUM     PREMIUM      PREMIUM        (DISCOUNT)     INCOME/
                           BALANCE   AMORTIZATION  AMORTIZATION  BALANCE   AMORTIZATION   AMORTIZATION    BALANCE      (EXPENSE)
                           -------   ------------  ------------  -------   ------------   ------------    -------      ---------
                                                                   (DOLLARS IN THOUSANDS)
         1995, 1st Half    $ 2,489       $471          38%       $ 1,067      $   53          10%         $(1,422)     $   418
         1996, 1st Half     16,840        422           5%        13,850       1,975          29%          (2,990)      (1,553)

         Fiscal 1994       $   440       $101          63%       $   450      $   19          11%         $    10      $    82
         1995, Quarter 1     1,440        234          66%           960          19           8%            (480)         215
         1995, Quarter 2     3,528        237          27%         1,175          34          12%          (2,353)         203
         1995, Quarter 3     6,017        280          19%         3,351         123          15%          (2,666)         157
         1995, Quarter 4    10,889        210           8%         8,314         429          21%           2,575)        (219)
         1996, Quarter 1    16,941        177           4%        11,299         707          25%          (5,642)        (530)
         1996, Quarter 2     6,739        245           6%        16,402       1,268          31%            (337)      (1,023)


         EARNING ASSET YIELD

         The Company's earning assets consist of its mortgage assets and its cash balances. The mortgage asset yield is a function of coupon income and amortization of premium and discount. The cash yield is a function of short-term interest rates and other factors. The earning asset yield in the second quarter of 1996 was 6.84%, or 1.35% over the six month average of six-month LIBOR. This was lower than the 7.32% yield in the first quarter of 1996 and the 7.37% yield in the second quarter of 1995 for reasons discussed above.

                                     TABLE 6
                               EARNING ASSET YIELD

                                       EFFECT OF                                                    YIELD VS.
                                          NET                                           SIX-MONTH   SIX-MONTH
                                       DISCOUNT/                             EARNING    AVERAGE OF  AVERAGE OF
                             COUPON    (PREMIUM)      MORTGAGE    CASH        ASSET     SIX-MONTH   SIX-MONTH
                             YIELD    AMORTIZATION     YIELD      YIELD       YIELD       LIBOR       LIBOR
                             -----    ------------     -----      -----       -----       -----       -----
                                                          (DOLLARS IN THOUSANDS)
         1995, 1st Half      6.65%       0.64%         7.29%      5.34%       7.27%       6.36%       0.91%
         1996, 1st Half      7.51%      (0.45%)        7.06%      5.80%       7.03%       5.56%       1.47%

         Fiscal 1994         6.01%       0.52%         6.53%      4.68%       6.31%       5.07%       1.24%
         1995, Quarter 1     6.33%       0.83%         7.16%      5.03%       7.14%       6.25%       0.89%
         1995, Quarter 2     6.90%       0.49%         7.39%      5.59%       7.37%       6.48%       0.89%
         1995, Quarter 3     7.23%       0.29%         7.52%      5.49%       7.48%       6.10%       1.38%
         1995, Quarter 4     7.42%      (0.23%)        7.19%      5.43%       7.14%       5.82%       1.32%
         1996, Quarter 1     7.73%      (0.37%)        7.36%      5.96%       7.32%       5.62%       1.70%
         1996, Quarter 2     7.37%      (0.50%)        6.87%      5.64%       6.84%       5.49%       1.35%

         COST OF BORROWED FUNDS AND HEDGING AND THE INTEREST RATE SPREAD

         The cost of borrowed funds in the second quarter of 1996 was 5.60%, which was a decrease of 0.12% from the prior quarter. The Company's financing efficiency and asset/liability strategy can be evaluated, in part, by comparing the Company's cost of funds to the six month average of six-month LIBOR. Throughout the first half of 1996, the Company's cost of funds approximated 9 to 11 basis points over this average.

         In the second quarter of 1995 the cost of funds was 6.28%, or 20 basis points lower than the six month average of six-month LIBOR. In the first half of 1995 the cost of funds averaged 6.36%, or 18 basis points lower than average LIBOR. The cost of funds was relatively lower in the first half of 1995 as compared to average LIBOR than it was in the first half of 1996 because (i) the Company extended liabilities in late 1994 prior to and during a period of rapidly rising interest rates and
         (ii) starting in mid-1995 the Company started acquiring whole mortgage loans and lower-rated mortgage securities which, when pledged to secure borrowings, result in a higher cost of borrowing relative to LIBOR.

         Hedging costs, or interest rate agreement expenses, consist of the amortization of premium paid for interest rate cap agreements, net of any income received, plus the net on-going expense or income from interest rate swaps. In an interest rate cap agreement, the Company pays an up-front premium to a counter-party; the counter-party will make payments to the Company if LIBOR rises above a certain level. In an interest rate swap agreement, the Company typically does not make an up-front payment. The Company agrees to pay a fixed rate of interest to a counter-party on a certain notional amount; the counter-party in turn pays to the Company a floating rate of interest on the same notional amount. In addition, the Company has entered into Treasury versus LIBOR "basis" swaps to reduce potential risks arising from Treasury-based mortgage assets funded with LIBOR-based borrowings. These basis swaps will provide increased income to the Company should short-term LIBOR rates increase relative to short-term Treasury rates and but will increase hedging expense for the Company should that spread narrow. See Footnote 3 to the Financial Statements for further details.

         In the second quarter of 1996, hedging costs added 0.16% to the Company's cost of funds, or, alternatively, reduced the yield of the Company's assets which were funded with borrowings by the same amount. Hedging costs in the second quarter of 1996 were relatively lower than in the second quarter of 1995 due to a flatter yield curve and lower levels of interest rate volatility in 1996. In addition, the Company reduced its hedging activities somewhat in the second quarter of 1996 in conjunction with an extension of the maturities of its borrowings. Relative to the size of the balance sheet, hedging costs in the first half of 1996 were approximately equal to hedging costs in the first half of 1995.

         The interest rate spread is the difference between the earning asset yield and the cost of funds and hedging; it measures the profitability of that portion of the balance sheet wherein earning assets are funded with borrowings. The interest rate spread for the second quarter of 1996 was 1.08%. This was lower than the 1.46% earned in the first quarter of 1996 due primarily to the relative decline in coupon income and increased premium amortization discussed above.

         The second quarter of 1996 spread of 1.08% was higher than the 0.86% earned in the second quarter of 1995. Although the cost of funds was higher (relative to prevailing LIBOR rates) in the second quarter of 1996, the earning asset yield was significantly higher and the cost of hedging was lower. For similar reasons, the spread in the first half of 1996 of 1.23% was wider than the spread in the first half of 1995 of 0.93%.

                                     TABLE 7
                             COST OF BORROWED FUNDS

                                               COST OF
                                               FUNDS VS.               COST
                                   SIX-MONTH   SIX-MONTH                OF
                                   AVERAGE OF  AVERAGE OF              FUNDS      EARNING     INTEREST
                          COST OF  SIX-MONTH   SIX-MONTH   COST OF      AND        ASSET        RATE
                           FUNDS     LIBOR       LIBOR     HEDGING    HEDGING      YIELD       SPREAD
                           -----     -----       -----     -------    -------      -----       ------
         1995, 1st Half    6.18%     6.36%      (0.18%)     0.16%      6.34%       7.27%       0.93%
         1996, 1st Half    5.65%     5.56%       0.09%      0.15%      5.80%       7.03%       1.23%

         Fiscal 1994       5.50%     5.07%       0.43%      0.06%      5.56%       6.31%       0.92%
         1995, Quarter 1   6.04%     6.25%      (0.21%)     0.06%      6.10%       7.14%       1.04%
         1995, Quarter 2   6.28%     6.48%      (0.20%)     0.23%      6.51%       7.37%       0.86%
         1995, Quarter 3   6.04%     6.10%      (0.06%)     0.28%      6.32%       7.48%       1.16%
         1995, Quarter 4   5.99%     5.82%       0.17%      0.17%      6.16%       7.14%       0.98%
         1996, Quarter 1   5.72%     5.62%       0.10%      0.14%      5.86%       7.32%       1.46%
         1996, Quarter 2   5.60%     5.49%       0.11%      0.16%      5.76%       6.84%       1.08%

         CREDIT PROVISIONS

         Credit provisions for the second quarter of 1996 were $0.48 million, or 0.25% of average assets and 1.70% of average equity during the quarter. Credit provisions were significantly lower in the second quarter of 1995 ($0.04 million, 0.10% of assets, 0.72% of equity) as the Company had not yet acquired its whole loans or most of the mortgage securities rated below BBB which it currently owns. These credit expenses represent provisions only; there were no actual credit losses in either of these periods.

         For the first half of 1996, credit provisions were $0.81 million, or 0.26% of average assets and 1.79% of average equity. Due to smaller balances of mortgages with credit risk in the first half of 1995, credit provisions were lower: $0.06 million, or 0.08% of assets and 0.54% of equity. There were no actual credit losses in either of these periods.

         The Company takes on-going quarterly credit provisions to build a credit reserve for possible future losses from its mortgage securities, particularly for the 3% of the portfolio which was rated below BBB. Such credit provisions were taken at a rate of approximately $112,000 per month during the second quarter of 1996. In addition, each quarter the Company takes a provision of 0.30% of the balance of whole loans acquired during that quarter, net of whole loan principal repayments. The rate at which the Company takes credit provisions may be adjusted based on the Company's review of the performance of the Company's mortgage assets.

         The table below summarizes the Company's credit provisions and actual credit losses. Please also see "Financial Condition -- Credit Reserves" below.

                                     TABLE 8
                   CREDIT PROVISIONS AND ACTUAL CREDIT LOSSES

                               CREDIT      CREDIT                       ACTUAL       ACTUAL                ANNUALIZED  ANNUALIZED
                             PROVISIONS  PROVISIONS                     CREDIT       CREDIT    TOTAL         CREDIT      CREDIT
                                ON           ON          TOTAL        LOSSES ON    LOSSES ON   ACTUAL      PROVISIONS  PROVISIONS
                               WHOLE     SECURITIZED     CREDIT         WHOLE     SECURITIZED  CREDIT      TO AVERAGE  TO AVERAGE
                               LOANS       ASSETS      PROVISIONS       LOANS       ASSETS     LOSSES        ASSETS      EQUITY
                               -----       ------      ----------       -----       ------     ------        ------      ------
                                                                    (DOLLARS IN THOUSANDS)
         1995, 1st Half        $  0        $ 59           $ 59           $0           $0         $0          0.08%       0.54%
         1996, 1st Half         135         673            808            0            0          0          0.26%       1.79%

         Fiscal 1994           $  0        $  0           $  0           $0           $0         $0          0.00%       0.00%
         1995, Quarter 1          0          19             19            0            0          0          0.06%       0.34%
         1995, Quarter 2          0          40             40            0            0          0          0.10%       0.72%
         1995, Quarter 3          0          84             84            0            0          0          0.16%       0.64%
         1995, Quarter 4         79         271            350            0            4          4          0.37%       1.93%
         1996, Quarter 1         (5)        336            331            0            0          0          0.26%       1.94%
         1996, Quarter 2        140         337            477            0            0          0          0.25%       1.70%

         OPERATING EXPENSES

         Operating expenses (or general and administrative expenses) were $0.59 million in the second quarter of 1996. This was an increase over the $0.20 million of operating expenses from the same quarter in 1995. Nevertheless, the Company was significantly more productive in 1996, as measured by the operating expenses to net interest income ratio dropping from 29% to 17%, the operating expenses to average assets ratio dropping from 0.49% to 0.31% and the operating expenses to average equity ratio dropping from 3.52% to 2.12%. Average assets per employee increased from $33 million to $84 million over this time period.

         Operating expenses also increased from $0.40 million to $1.09 million from the first half of 1995 to the first half of 1996. Nevertheless, measures of operating expense productivity improved over that time period as well.

         The salaries of the Company's officers have increased over the life of the Company as the equity base has increased. When the Company's equity base reached $100 million in April of 1996, however, all officer's salaries became capped under the terms of their employment agreements. Under the current compensation system, future salary increases for officers are anticipated to be limited to adjustments in the Consumer Price Index.


                                     TABLE 9
                               OPERATING EXPENSES

                                                                                 OPERATING                                AVERAGE
                                CASH      STOCK                                   EXPENSE/     OPERATING   OPERATING     ASSETS PER
                              COMP AND    OPTION     OTHER       TOTAL              NET        EXPENSE/    EXPENSE/      AVE. # OF
                              BENEFITS   AND DER   OPERATING   OPERATING          INTEREST      AVERAGE     AVERAGE      EMPLOYEES
                              EXPENSE    EXPENSE    EXPENSE     EXPENSE            INCOME       ASSETS      EQUITY         ($MM)
                              -------    -------    -------     -------            ------       ------      ------         -----
                                        (DOLLARS IN THOUSANDS)
         1995, 1st Half        $162       $  0       $237       $  399              30%          0.56%       3.63%          $29
         1996, 1st Half         538        164        384        1,086              17%          0.34%       2.41%           77

         Fiscal 1994           $ 63       $  0       $ 83       $  146              28%          0.69%       2.05%          $12
         1995, Quarter 1         81          0        120          201              32%          0.65%       3.74%           25
         1995, Quarter 2         81          0        117          198              29%          0.49%       3.52%           33
         1995, Quarter 3        197          7        160          364              25%          0.67%       2.79%           39
         1995, Quarter 4        103         47        218          368              18%          0.39%       2.03%           53
         1996, Quarter 1        233         85        174          492              18%          0.39%       2.88%           69
         1996, Quarter 2        305         79        210          594              17%          0.31%       2.12%           84

         COMPONENTS OF RETURN ON EQUITY

         Table 10 shows elements of the Company's income statement expressed as a percentage of average equity.

         The spread times the debt/equity ratio equals the contribution of spread lending to the Company's return on equity (ROE). The wider the spread, and the more spread lending undertaken by the Company relative to the size of its equity base, the greater the ROE from this sector of the balance sheet. Spread lending ROE in the second quarter of 1996 was reduced from the first quarter of 1996 (6.28% versus 9.25%) as the spread was smaller and the Company has employed less of its capital on average during the second quarter. As compared to the second quarter of 1995, when the contribution to ROE from spread lending was 5.32%, the Company had a wider spread but utilized less leverage in the second quarter of 1996. For the first half of 1996 the spread lending ROE was 7.41%, which was greater than the 5.12% earned in the first half of 1995 due to both a wider spread and increased use of leverage.

         Given the Company's target equity-to-assets ratio (see "Capital Adequacy/Risk-Adjusted Capital Policy" below), the target debt-to-equity ratio for the Company was 8.29 as of June 30, 1996 versus an average debt-to-equity during the second quarter of 5.78. The Company intends to increase the size of its balance sheet relative to its equity base in the third and fourth quarter of 1996 while seeking to maintain an attractive spread.

         The second component of return on equity is the net interest income generated from the equity-funded portion of the Company's balance sheet. Equity is used to fund earning assets plus a small amount of fixed assets and net working capital. There is no cost of funds for this section of the balance sheet. At 6.47%, the contribution of equity-funded lending to ROE in the second quarter of 1996 was greater than that of spread lending. The equity-funded ROE of 6.47% represents the earning asset yield during the quarter of 6.84% adjusted for the fact that less than 100% of equity was invested in earning assets. The equity-funded lending ROE was lower in the second quarter of 1996 versus the second quarter of 1995 (and was lower in the first half of 1996 versus the first half of 1995) as the earning asset yield was lower.

         Combining spread lending and equity-funded lending, the net interest income ROE in the second quarter of 1996 was 12.75%. After credit provisions of 1.70% of equity and operating expenses of 2.12% of equity, the net ROE for the Company was 8.93%. Compared to the second quarter of 1995 when return on equity was 8.00%, net interest income ROE was higher, credit provisions were higher and operating expenses were lower in the second quarter of 1996. The net ROE in the first half of 1996 of 9.88% was higher than the net ROE in the first half of 1995 of 7.73% for similar reasons.

                                    TABLE 10
                         COMPONENTS OF RETURN ON EQUITY
                              (EQUITY-BASED METHOD)


                                                                EQUITY-      NET
                                                     SPREAD     FUNDED     INTEREST      CREDIT      OPERATING    NET
                                          DEBT/      LENDING    LENDING     INCOME     PROVISIONS/   EXPENSE/    RETURN
                                          EQUITY    RETURN ON  RETURN ON   RETURN ON     AVERAGE      AVERAGE      ON
                              SPREAD      RATIO      EQUITY     EQUITY      EQUITY       EQUITY       EQUITY     EQUITY
                              ------      -----      ------     ------      ------       ------       ------     ------
         1995, 1st Half       0.93%       5.48x      5.12%      6.78%       11.90%        0.54%       3.63%       7.73%
         1996, 1st Half       1.23%       6.00x      7.41%      6.67%       14.08%        1.79%       2.41%       9.88%

         Fiscal 1994          0.92%       1.94x      1.78%      5.62%        7.40%        0.00%       2.05%       5.35%
         1995, Quarter 1      1.04%       4.72x      4.92%      6.62%       11.54%        0.34%       3.74%       7.46%
         1995, Quarter 2      0.86%       6.20x      5.32%      6.92%       12.24%        0.72%       3.52%       8.00%
         1995, Quarter 3      1.16%       3.08x      3.59%      7.43%       11.02%        0.64%       2.79%       7.59%
         1995, Quarter 4      0.98%       4.10x      4.01%      7.17%       11.18%        1.93%       2.03%       7.22%
         1996, Quarter 1      1.46%       6.34x      9.25%      7.00%       16.25%        1.94%       2.88%      11.43%
         1996, Quarter 2      1.08%       5.78x      6.28%      6.47%       12.75%        1.70%       2.12%       8.93%


         Table 11 shows the components of the Company's income statement expressed as a percentage of assets. Return on assets of 1.31% in the second quarter of 1996 consisted of the net interest margin of 1.87% less the credit expenses to assets ratio of 0.25% and the operating expenses to assets ratio of 0.31%. Return on assets times a leverage ratio (assets/equity) yields return on equity. As of June 30, 1996, the Company's target leverage ratio expressed in this manner was 9.28, which was higher than the average assets-to-equity ratio in the second quarter of 6.81.


                                    TABLE 11
                         COMPONENTS OF RETURN ON EQUITY
                              (ASSET-BASED METHOD)



                                         COST OF
                                          FUNDS
                                           AND
                            INTEREST     HEDGING                CREDIT       G&A      RETURN      AVERAGE
                             INCOME/     EXPENSE/     NET     PROVISION/    EXP./       ON        ASSETS      RETURN
                             AVERAGE     AVERAGE    INTEREST   AVERAGE     AVERAGE    AVERAGE       TO          ON
                             ASSETS      ASSETS      MARGIN    ASSETS      ASSETS     ASSETS      EQUITY      EQUITY
                             ------      ------      ------    ------      ------     ------      ------      ------
         1995, 1st Half       7.15%       5.33%      1.82%      0.07%       0.56%      1.19%       6.52x       7.73%
         1996, 1st Half       6.96%       4.96%      2.00%      0.25%       0.34%      1.41%       7.02x       9.88%

         Fiscal 1994          6.15%       3.64%      2.51%      0.00%       0.69%      1.82%       2.95x       5.35%
         1995, Quarter 1      7.00%       5.00%      2.00%      0.05%       0.65%      1.30%       5.76x       7.46%
         1995, Quarter 2      7.26%       5.57%      1.69%      0.10%       0.49%      1.10%       7.25x       8.00%
         1995, Quarter 3      7.38%       4.71%      2.67%      0.16%       0.67%      1.84%       4.13x       7.59%
         1995, Quarter 4      7.05%       4.89%      2.16%      0.37%       0.39%      1.40%       5.16x       7.22%
         1996, Quarter 1      7.24%       5.04%      2.20%      0.26%       0.39%      1.55%       7.38x      11.43%
         1996, Quarter 2      6.77%       4.90%      1.87%      0.25%       0.31%      1.31%       6.81x       8.93%

         FINANCIAL CONDITION

         SUMMARY

         Management believes the Company is well capitalized for the level of risk undertaken. The Company's assets are single-family mortgages. A substantial majority of these assets are further credit-enhanced beyond the inherent value of a mortgage secured by a first lien on a residential property. The liquidity of a substantial majority of the Company's assets has been enhanced through the securitization and credit rating process. The interest rate risks of the Company's assets and liabilities are closely matched; all of the mortgages are adjustable-rate mortgages financed with equity and variable-rate borrowings. Interest rate risks which remain on the balance sheet after this matching program are mitigated through the Company's interest rate hedging program. The Company has uncommitted borrowing facilities in excess of its needs and, based on the quality of its assets, believes it will continue to be able to access borrowed funds without difficulty. The Company takes credit provisions to reserve for potential future credit losses. The Company has low operating expenses and a high percentage of its equity invested in earning assets. The Company's capital base is tangible capital: all of the Company's earning assets and interest rate agreements are marked-to-market at liquidation value. The Company has no intangible assets or goodwill. Nevertheless, the Company maintains an equity-to-assets ratio that is higher than that of many banks, savings and loans, insurance companies, and REITs that act as mortgage portfolio lenders.

         END OF PERIOD BALANCE SHEET

         The table below shows the principal components of the Company's balance sheet over time.

                                    TABLE 12
                           END OF PERIOD BALANCE SHEET


                                                                RECEIVABLES
                                                    INTEREST        AND
                                       MORTGAGE       RATE         OTHER        TOTAL                              STOCKHOLDERS'
         END OF PERIOD       CASH       ASSETS     AGREEMENTS     ASSETS        ASSETS     BORROWINGS   PAYABLES      EQUITY
         -------------       ----       ------     ----------     ------        ------     ----------   --------      ------
                                                                   (DOLLARS IN THOUSANDS)
         1995, 1st Half    $ 1,620    $  175,242     $  825       $1,634      $  179,321    $155,881     $  907      $ 22,533
         1996, 1st Half     10,407     1,007,480      1,351        9,092       1,028,330     896,214      7,821       124,295

         Fiscal 1994       $ 1,027    $  117,477     $1,892       $1,132      $  121,528    $100,376     $  871      $ 20,281
         1995, Quarter 1       953       141,860      1,434        1,193         145,440     121,998      1,090        22,352
         1995, Quarter 2     1,620       175,242        825        1,634         179,321     155,881        907        22,533
         1995, Quarter 3     1,150       298,785        809        2,650         303,394     228,826      2,095        72,473
         1995, Quarter 4     4,825       432,244        547        3,941         441,557     370,316      2,951        68,290
         1996, Quarter 1     9,705       565,159      1,233        5,216         581,313     508,721      4,447        68,145
         1996, Quarter 2    10,407     1,007,480      1,351        9,092       1,028,330     896,214      7,821       124,295

         AVERAGE DAILY BALANCE SHEET

         The table below shows the estimated average daily balance during each period of the principal components of the Company's balance sheet.


                                    TABLE 13
                           AVERAGE DAILY BALANCE SHEET

                                                                  RECEIVABLES
                                                       INTEREST       AND
                                         MORTGAGE        RATE        OTHER       TOTAL                                STOCKHOLDERS'
                                CASH      ASSETS      AGREEMENTS     ASSETS      ASSETS       BORROWINGS    PAYABLES     EQUITY
                                ----      ------      ----------     ------      ------       ----------    --------     ------
                                                                       (DOLLARS IN THOUSANDS)
         1995, 1st Half        $ 1,342   $140,943       $1,209       $1,282     $144,776       $121,572     $1,012      $ 22,192
         1996, 1st Half         14,520    615,463        1,162        5,762      636,907        543,811      2,398        90,698

         Fiscal 1994           $ 6,627   $ 49,734       $  790       $  711     $ 57,862       $ 37,910     $  368      $ 19,584
         1995, Quarter 1         1,217    121,979        1,399        1,096      125,691        102,961        910        21,820
         1995, Quarter 2         1,466    159,697        1,020        1,468      163,651        139,979      1,111        22,561
         1995, Quarter 3         3,597    207,712          831        2,107      214,247        159,794      2,585        51,868
         1995, Quarter 4        10,709    356,739          730        3,556      371,734        295,089      4,653        71,991
         1996, Quarter 1        14,639    487,110          667        4,630      507,046        435,979      2,324        68,743
         1996, Quarter 2        14,402    743,816        1,658        6,892      766,768        651,643      2,472       112,653

         MORTGAGE ASSET ACQUISITIONS

         The two principal criteria the Company uses when acquiring mortgage assets are (i) the mortgages must be "A" quality and (ii) the risk-adjusted returns on equity the Company anticipates earning on such assets across a variety of economic scenarios must be attractive relative to the Company's cost of capital and relative to other available mortgage assets.

         During the second quarter of 1996 the Company acquired mortgage assets of $496 million, thereby increasing the Company's total mortgage balance by 78%. Whole mortgage loans represented 10% of the acquisitions in the second quarter of 1996. FHLMC and FNMA guaranteed mortgages represented 71% and private-label mortgage securities represented 19% of the quarter's acquisitions. The average price paid for mortgage assets acquired during the quarter was 102.36% of principal value. The premium pricing for these assets as compared to past acquisitions reflects, on average, the higher credit ratings, higher net margins, and higher life caps of these recently acquired assets. The average initial coupon of the acquired mortgages was 7.30%; this was lower than the fully-indexed coupon rate toward which these coupons will adjust over time. The table below summarizes the characteristics of the Company's mortgage asset acquisitions.

                                    TABLE 14
                           MORTGAGE ASSET ACQUISITIONS


                                        AVERAGE                                           AAA         A &        BELOW
                       ASSET             PRICE                    "A"        FHLMC        &AA         BBB         BBB
                    ACQUISITIONS         VERSUS      AVERAGE    QUALITY      & FNMA      RATED       RATED       RATED
                         AT            PRINCIPAL     INITIAL     WHOLE     GUARANTEED   MORTGAGE    MORTGAGE    MORTGAGE
                        COST             VALUE       COUPON      LOANS     MORTGAGES   SECURITIES  SECURITIES  SECURITIES
                        ----             -----       ------      -----     ---------   ----------  ----------  ----------
                                                            (DOLLARS IN THOUSANDS)
1995, 1st Half        $ 59,471           93.79%       6.57%       0.0%       45.2%       27.7%       10.4%       16.7%
1996, 1st Half         663,036          102.42%       7.38%       7.4%       65.5%       27.1%        0.0%        0.0%

Fiscal 1994           $121,297           99.53%       5.87%       0.0%       64.8%       28.1%        4.3%        2.8%
1995, Quarter 1         24,116           94.80%       6.78%       0.0%       15.1%       49.1%       25.6%       10.2%
1995, Quarter 2         35,355           93.11%       6.42%       0.0%       65.8%       13.1%        0.0%       21.1%
1995, Quarter 3        132,640          103.14%       7.40%       0.0%       59.0%       32.3%        3.8%        4.9%
1995, Quarter 4        162,461           95.78%       7.39%      16.5%       52.4%       20.1%        5.5%        5.5%
1996, Quarter 1        166,852          102.60%       7.60%       0.0%       47.6%       52.4%        0.0%        0.0%
1996, Quarter 2        496,184          102.36%       7.30%       9.9%       71.5%       18.6%        0.0%        0.0%


SUMMARY OF MORTGAGE ASSET CHARACTERISTICS

As of June 30, 1996 all the Company's mortgage assets were single-family, adjustable-rate, first-lien mortgages or securitized interests in pools of such loans. The average historical amortized cost of these assets was 100.60% of principal value at that time. The estimated bid-side market value of these assets (which the Company uses as the carrying value of mortgages on its balance sheet) was 100.17% of principal value. The average credit rating equivalent at June 30, 1996 was AA+. For all the mortgage assets owned by the Company, 51% of the underlying properties were located in California. Excluding the FHLMC and FNMA guaranteed mortgages, 67% of the properties underlying the Company's whole loans and private-label securities were located in California. The table below summarizes the Company's mortgage asset balances.

                                    TABLE 15
                             MORTGAGE ASSET SUMMARY

                                                                                    ESTIMATED                         PERCENT IN
                                                                                    BID-SIDE                          CALIFORNIA
                                                          AMORTIZED   ESTIMATED      MARKET     AVERAGE               EXCLUDING
                      MORTGAGE                             COST TO     BID-SIDE     VALUE TO    CREDIT                  FHLMC
                      PRINCIPAL        AMORTIZED          PRINCIPAL     MARKET      PRINCIPAL   RATING    PERCENT IN    & FNMA
END OF PERIOD           VALUE            COST               VALUE       VALUE         VALUE     EQUIV.    CALIFORNIA   MORTGAGES
- -------------           -----            ----               -----       -----         -----     ------    ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
1995, 1st Half        $  178,429       $  174,415           97.75%    $  175,242      98.21%     AA+         72%         80%
1996, 1st Half         1,005,765        1,011,847          100.60%     1,007,480     100.17%     AA+         51%         67%

Fiscal 1994           $  120,627       $  120,135           99.59%    $  117,477      97.39%     AA+         72%         82%
1995, Quarter 1          143,393          141,792           98.88%       141,860      98.93%     AA+         73%         80%
1995, Quarter 2          178,429          174,415           97.75%       175,242      98.21%     AA+         72%         80%
1995, Quarter 3          298,718          298,894          100.06%       298,785     100.02%     AA+         65%         77%
1995, Quarter 4          443,625          436,236           98.33%       432,244      97.43%     AA+         65%         71%
1996, Quarter 1          573,807          569,744           99.29%       565,159      98.49%     AA+         64%         69%
1996, Quarter 2        1,005,765        1,011,847          100.60%     1,007,480     100.17%     AA+         51%         67%


The following table shows the average characteristics of the Company's mortgage assets at the end of each reporting period. The index level is the weighted average rate of the various short-term interest rate indices which determine coupon adjustments. Unless limited by periodic or lifetime caps, the mortgage coupons adjust by the end of each adjustment period to the level of the index plus the net margin. The fully-indexed rate is the current index plus the net margin: this is the maximum level to which the coupon could adjust should interest rates remain unchanged. The rate of adjustment of the current coupon to the fully-indexed rate is determined by the adjustment periods and the periodic caps of the mortgage loans. As of June 30, 1996, assuming no changes in the balance sheet or the underlying indices, the coupon rates on the Company's mortgages would increase from 7.42% to 7.93% over time, with most of the adjustment taking place over the next six months.

                                    TABLE 16
                     AVERAGE MORTGAGE ASSET CHARACTERISTICS

                                                                   COUPON    AVERAGE
                               INTEREST               MORTGAGE    RATE VS.   NUMBER
                   MORTGAGE      RATE     MORTGAGE     FULLY-     FULLY-    OF MONTHS               MORTGAGE
                    COUPON      INDEX       NET       INDEXED     INDEXED    TO NEXT    LIFETIME     ASSET
END OF PERIOD        RATE       LEVEL      MARGIN      RATE        RATE      ADJSTMNT     CAP        YIELD
- -------------        ----       -----      ------      ----        ----      --------     ---        -----
1995, 1st Half       6.94%      5.99%       2.21%      8.20%      (1.26%)       3        11.54%      7.74%
1996, 1st Half       7.42%      5.72%       2.21%      7.93%      (0.51%)       4        11.71%      6.98%

Fiscal 1994          6.00%      6.94%       2.25%      9.19%      (3.19%)       3        11.48%      6.60%
1995, Quarter 1      6.53%      6.47%       2.24%      8.71%      (2.18%)       3        11.57%      7.23%
1995, Quarter 2      6.94%      5.99%       2.21%      8.20%      (1.26%)       3        11.54%      7.74%
1995, Quarter 3      7.35%      5.86%       2.20%      8.06%      (0.71%)       4        11.56%      7.81%
1995, Quarter 4      7.50%      5.44%       2.08%      7.52%      (0.02%)       3        11.54%      7.74%
1996, Quarter 1      7.59%      5.47%       2.11%      7.58%       0.01%        3        11.53%      7.67%
1996, Quarter 2      7.42%      5.72%       2.21%      7.93%      (0.51%)       4        11.71%      6.98%

The table below segments the Company's mortgage assets by adjustment index, coupon adjustment frequency and periodic cap adjustment. As of the end of the second quarter of 1996, 60% of the Company's mortgage assets had coupon rates which adjusted as a function of changes in the wholesale cost of funds of money-center banks (the LIBOR and CD indices), 38% adjusted as a function of short-term U.S. Treasury interest rates, and 2% adjusted off other indices. The coupon adjustment cycle is every six months for 62% of total mortgages, every twelve months for 33% of the total and monthly for 3% of the total; approximately 2% of mortgages have other re-pricing terms. The periodic caps for 95% of the mortgage assets were either 1% per six months or 2% per year; 3% of the mortgages had no periodic caps and 2% had other cap structures.

                                    TABLE 17
                            MORTGAGE ASSETS BY INDEX

                                                      SIX-                               SIX-
                                SIX-        ONE-      MONTH        ONE-       SIX-       MONTH
                                MONTH       MONTH     BANK         YEAR       MONTH     AVERAGE
                                LIBOR       LIBOR      CD        TREASURY    TREASURY   DISCOUNT
                                INDEX       INDEX     INDEX       INDEX       INDEX       RATE       OTHER
                                -----       -----     -----       -----       -----       ----       -----
Adjustment Frequency/Loan      6 months    1 month   6 months   12 months    6 months   6 months    various
Average Adjustment/Pool        3 months    1 month   3 months    6 months    3 months   3 months    various
Annualized Periodic Cap              2%       none         2%          2%          2%         2%    various

                                                 % OF TOTAL MORTGAGE ASSETS AT PERIOD END
                                                 ----------------------------------------
1995, 1st Half                    83.0%       2.5%      13.8%        0.7%        0.0%       0.0%       0.0%
1996, 1st Half                    54.1%       3.2%       3.4%       33.3%        1.9%       2.5%       1.6%

Fiscal 1994                       78.2%       3.9%      17.9%        0.0%        0.0%       0.0%       0.0%
1995, Quarter 1                   78.7%       3.1%      17.3%        0.9%        0.0%       0.0%       0.0%
1995, Quarter 2                   83.0%       2.5%      13.8%        0.7%        0.0%       0.0%       0.0%
1995, Quarter 3                   66.8%       1.4%      11.6%       11.5%        7.6%       0.0%       1.1%
1995, Quarter 4                   59.7%       7.7%      12.8%       12.5%        5.0%       0.0%       2.3%
1996, Quarter 1                   63.1%       6.5%       8.9%       14.9%        3.6%       0.0%       3.0%
1996, Quarter 2                   54.1%       3.2%       3.4%       33.3%        1.9%       2.5%       1.6%

The average credit rating equivalent of the Company's mortgage assets at the end of the second quarter of 1996 was AA+. Whole mortgage loans were $69.7 million, or 6.9% of total mortgage assets. Due to the "A" quality underwriting and documentation standards the Company requires for these loans, management believes that over 90% of the balance of these loans would receive a credit rating of AAA or AA should the Company securitize these loans and seek a credit rating from the credit rating agencies in the future. Securitized loans with a credit rating equivalent of BBB or better were $912.7 million, or 90.6% of the Company's total mortgage assets. Securitized loans with a credit rating equivalent of below BBB represented 2.5% of the total as of June 30, 1996. The table below shows the balance of the Company's whole mortgage loans and the Company's securitized mortgage assets segregated by credit rating. Unrated securitized assets have been assigned a credit rating equivalent by management.

                                    TABLE 18
                   MORTGAGE ASSETS BY CREDIT RATING EQUIVALENT


                                AAA/         A/         BB/                   AAA/        A/         BB/
                   WHOLE         AA         BBB        OTHER                   AA         BBB       OTHER
                  MORTGAGE     RATING      RATING      RATING     WHOLE      RATING     RATING      RATING
                    LOAN       EQUIV.      EQUIV.      EQUIV.     LOAN       EQUIV.     EQUIV.      EQUIV.
                  CARRYING    CARRYING    CARRYING    CARRYING   PERCENT    PERCENT    PERCENT     PERCENT
END OF PERIOD      VALUE       VALUE       VALUE       VALUE     OF TOTAL   OF TOTAL   OF TOTAL    OF TOTAL
- -------------      -----       -----       -----       -----     --------   --------   --------    --------
                                                    (DOLLARS IN THOUSANDS)
1995, 1st Half    $     0     $150,846    $11,306     $13,092      0.0%      86.0%        6.5%        7.5%
1996, 1st Half     69,666      886,990     25,753      25,070      6.9%      88.0%        2.6%        2.5%

Fiscal 1994       $     0     $109,548    $ 4,761     $ 3,168      0.0%      93.2%        4.1%        2.7%
1995, Quarter 1         0      125,237     10,988       5,635      0.0%      88.3%        7.7%        4.0%
1995, Quarter 2         0      150,846     11,306      13,092      0.0%      86.0%        6.5%        7.5%
1995, Quarter 3         0      263,344     16,338      19,103      0.0%      88.1%        5.5%        6.4%
1995, Quarter 4    26,450      355,784     25,171      24,839      6.1%      82.4%        5.8%        5.7%
1996, Quarter 1    24,861      490,189     25,838      24,272      4.4%      86.8%        4.6%        4.2%
1996, Quarter 2    69,666      886,990     25,753      25,070      6.9%      88.0%        2.6%        2.5%

WHOLE MORTGAGE LOANS

As of June 30, 1996, the Company owned 257 whole loans with a total loan balance of $69.2 million. All of these loans are adjustable-rate, single-family loans underwritten to "A" quality standards. The average loan size was $269,080. California loans represent 73% of the total outstanding balance. Loans with original loan-to-value ratios in excess of 80% represent 23% of the total outstanding balance; each of these loans is credit-enhanced with primary mortgage insurance which serves to bring the effective loan-to-value ratio to 75% or less. After giving effect to this mortgage insurance, the average original loan-to-value ratio of the Company's whole loans was 73%.

                                    TABLE 19
                           WHOLE MORTGAGE LOAN SUMMARY

                                                                         AT JUNE 30, 1996  AT DECEMBER 31, 1995
                                                                         ----------------  --------------------
(ALL RATIOS BASED ON % OF TOTAL LOAN PORTFOLIO BALANCES UNLESS NOTED)
Face Value                                                                  $69,153,598        $26,411,412
Amortized Cost                                                               69,666,163         26,450,045

Adjustable-Rate                                                                     100%               100%
Single-Family                                                                       100%               100%
"A" Quality Underwriting                                                            100%               100%
First Lien                                                                          100%               100%
Owner-Occupied                                                                      100%               100%
Property Located in Northern California                                              30%                30%
Property Located in Southern California                                              43%                44%
Number of Loans                                                                     257                109
Average Loan Size                                                           $   269,080        $   242,307
Original Loan Balance in Excess of $500,000                                          13%                25%
Average Original Loan to Value Ratio (LTV)                                           76%                76%
Original LTV greater than 80%                                                        23%                26%
Percent of Original LTV greater than 80% with Mortgage Insurance                    100%               100%
Effective Original LTV including Primary Mortgage Insurance                          73%                73%
1993 Origination                                                                      1%                 0%
1994 Origination                                                                      2%                 2%
1995 Origination                                                                     63%                98%
1996 Origination                                                                     34%                 0%

Non-Performing Assets (90+ days delinquent)                                 $   278,637        $         0
Number of Non-Performing Loans (90+ days delinquent)                                  2                  0
Non-Performing Assets as % of Total Loan Balances                                   0.4%               0.0%

The Company defines non-performing assets ("NPAs") as whole loans which are delinquent more than 90 days. As of June 30, 1996, the Company's NPAs were $278,637, reflecting two loans in foreclosure. At December 31, 1995 the Company had no non-performing assets. The Company has experienced no actual whole loan credit losses to date.

SECURITIZED MORTGAGES RATED AAA TO BBB

At June 30, 1996, 91% of the Company's mortgage assets were securitized interests in pools of single-family mortgage loans which had an investment-grade credit rating of AAA through BBB from one or more of the nationally-recognized rating agencies, or, if not rated, had equivalent credit quality in the view of management. At December 31, 1995, these types of mortgage securities represented 88% of the Company's mortgage assets.

Each of these securitized interests in mortgage pools has credit-enhancement from a third-party which provides the Company with partial protection from credit losses in addition to the protection afforded by the value of the properties underlying the individual mortgages and any primary mortgage insurance on individual loans. Given the quality of the mortgage loans in these pools and the levels of additional credit-enhancement, management believes the level of credit risk for this 91% portion of the Company's mortgage assets is low. In the event, however, that credit losses in these pools exhaust the credit-enhancement or in the event of default of FNMA, FHLMC or another third party guarantor, credit losses to the Company could result. The Company has experienced no actual credit losses from these mortgage assets.

SECURITIZED MORTGAGES RATED BELOW BBB

The Company acquires limited amounts of securitized mortgage assets with a credit rating equivalent of less than BBB when management believes that the cash flow and return on equity, net of expected credit losses, over the life of the asset will be attractive. Such assets had a bid-side market value at June 30, 1996 of $25.1 million, or 2.5%
of the Company's total mortgage assets. At December 31, 1995, the balance of such assets was $24.8 million. These assets have high potential yields but also have higher levels of credit risk, are costly to finance and require a large allocation of capital under the Company's risk-adjusted capital system.

These assets may be highly beneficial to the Company over their life, although any such benefits are likely to be realized chiefly in later years. Future benefits may include possible credit rating upgrades and market value improvements as the mortgage interests senior to the Company's position prepay (this would lead to lower borrowing costs, an expanded equity base for the Company and a lower internal risk-adjusted capital allocation) and the eventual return of principal (net of credit losses) which was purchased at a discount (thus increasing the rate at which the Company's amortizes its discount balance into income).

The bulk of the Company's securitized assets with a credit rating equivalent below BBB are credit-enhanced, although to a lesser degree than higher-rated assets. Credit losses will not be incurred by the Company on these assets until total credit losses in the related mortgage pool exhaust the credit-enhancement. At that point, however, the rate of loss to the Company's interest may be significant as these interests are subordinated to and provide credit-enhancement for other, more senior, interests issued from the same mortgage pool.

For several of these interests owned by the Company, the underlying pools currently have levels of mortgage delinquencies in excess of management's original expectations. Mortgage servicing issues rather than poor mortgage credit may be responsible for some of the increase in reported delinquencies. The Company is monitoring the efforts of the mortgage servicing companies responsible for these pools. Delinquency rates in these pools appeared to stabilize in the second quarter of 1996.

For all the Company's securitized mortgage assets rated below BBB that have credit-enhancement, actual pool credit losses (which would serve to reduce the credit-enhancement protection to the Company's interests) have been minimal to date. The Company has experienced no credit losses from these assets.

At June 30, 1996 and December 31, 1995, the Company also owned $0.2 million of "first loss" assets. These are subordinated interests with no credit-enhancement. All credit losses in the related pools of mortgages will reduce the principal value of the Company's "first loss" asset and will be recognized as an actual credit loss by the Company. The limit of the Company's potential credit losses on these assets is equal to the amortized cost of $0.2 million. As the Company's cost basis in "first loss" assets is low relative to the mortgage principal value, the Company's realized credit loss will equal only 10-15% of the principal value of any mortgage credit losses in the pools. Total credit losses realized by the Company to date on first loss assets have been $3,997.

CREDIT RESERVES

Through its quarterly credit provisions, the Company is building a credit reserve for credit losses which could occur in the future, particularly in its portfolio of whole mortgage loans and securitized mortgage interests with ratings below BBB. As of June 30, 1996, the historical amortized cost of such "higher-risk" mortgage assets was $98.5 million, or 9.7% of total mortgage assets. Assets which have an immediate potential threat of credit loss were the Company's first loss assets and its non-performing whole loans. The historical amortized cost of such assets at June 30, 1996 was $0.5 million. The credit reserve at June 30, 1996 was $1.3 million.

                                    TABLE 20
                                 CREDIT RESERVES



                                                                                                      CREDIT
                                                                                                     RESERVES/
                               AMORTIZED   AMORTIZED    HIGHER-                             FIRST      FIRST
                                COST OF     COST OF      RISK                   CREDIT      LOSS        LOSS
                   AMORTIZED  SECURITIZED    TOTAL     ASSETS TO               RESERVE/    ASSETS      ASSETS
                    COST OF     ASSETS      HIGHER-      TOTAL                 HIGHER-    AND NON-    AND NON-
                     WHOLE       RATED        RISK     MORTGAGE     CREDIT       RISK    PERFORMING  PERFORMING
END OF PERIOD        LOANS     BELOW BBB     ASSETS     ASSETS     RESERVES     ASSETS      LOANS      LOANS
- -------------        -----     ---------     ------     ------     --------     ------      -----      -----
                                                     (DOLLARS IN THOUSANDS)
1995, 1st Half      $     0     $13,351     $13,351       7.7%      $   59      0.44%       $  0        n/a
1996, 1st Half       69,680      28,858      98,538       9.7%       1,298      1.32%        514        252%

Fiscal 1994         $     0     $ 3,377     $ 3,377       2.8%      $    0      0.00%       $  0        n/a
1995, Quarter 1           0       5,836       5,836       4.1%          19      0.32%          0        n/a
1995, Quarter 2           0      13,351      13,351       7.7%          59      0.44%          0        n/a
1995, Quarter 3           0      19,964      19,964       6.7%         143      0.72%          0        n/a
1995, Quarter 4      26,449      28,857      55,306      12.7%         490      0.89%        228        215%
1996, Quarter 1      24,851      28,051      52,902       9.3%         821      1.55%        422        194%
1996, Quarter 2      69,680      28,858      98,538       9.7%       1,298      1.32%        514        252%

As one step in determining the adequacy of its level of credit reserves, the Company reviews the level of 90+ day delinquencies in its whole loan portfolio and in the pools underlying all its securitized mortgage interests. The Company estimates the likely percentage of such delinquencies that may result in a default and then estimates the likely aggregate loss severity (percentage of principal loss per defaulted loan). After taking into consideration the benefit of any third-party credit enhancements and the level of the Company's historical amortized cost for the asset, the Company makes an estimate of possible future realized credit losses based on current delinquencies. In order to complete the evaluation of the adequacy of its reserve levels, the Company then considers additional credit losses that may arise from future delinquencies.

The table below shows the Company's historical loss severity experience. The table shows the cumulative percentage principal loss (loss severity) for loans that both defaulted and resulted in a loss as estimated by the Company for the loans in the mortgage pools underlying the Company's securities. These defaults have generally not resulted in credit losses to the Company due to credit-enhancement protection.

The table below also shows the estimated future credit losses that would be incurred by the Company if 100% of the 90+ day delinquent loans which are in the pools underlying its securitized mortgage interests or are owned directly by the Company defaulted and resulted in a loss. Estimated losses for a variety of loss severities are shown. This gives one measure of the adequacy of the Company's credit reserve based on current delinquencies, although the table most likely over-estimates potential future losses as the Company does not expect 100% of such delinquent loans to default or nor does the Company expect all defaults to result in a loss. Any such defaults may take up to a year or longer to occur; continued quarterly credit provisions will add to the reserve over this time. This table addresses the risk arising from current delinquencies only; it does not purport to reflect potential losses that may occur over the life of these assets.

                                    TABLE 21
                POTENTIAL FUTURE CREDIT LOSSES ESTIMATED BASED ON
                       CURRENT 90+ DAY DELINQUENCIES ONLY


                                          POTENTIAL   POTENTIAL   POTENTIAL  POTENTIAL   POTENTIAL  POTENTIAL
                              CUMULATIVE    FUTURE     FUTURE      FUTURE      FUTURE     FUTURE      FUTURE
                               ESTIMATED    LOSSES     LOSSES      LOSSES      LOSSES     LOSSES      LOSSES
                                ACTUAL     ASSUMING   ASSUMING    ASSUMING    ASSUMING   ASSUMING    ASSUMING
                     CREDIT    REALIZED      LOSS       LOSS        LOSS        LOSS       LOSS        LOSS
                      LOSS       LOSS      SEVERITY   SEVERITY    SEVERITY    SEVERITY   SEVERITY    SEVERITY
END OF PERIOD       RESERVE    SEVERITY     OF 10%     OF 15%      OF 20%      OF 25%     OF 30%      OF 35%
- -------------       -------    --------     ------     ------      ------      ------     ------      ------
                                                     (DOLLARS IN THOUSANDS)
1995, 1st Half      $   59        0%         $ 0        $  0        $  0       $  0       $    0     $    0
1996, 1st Half       1,298       18%          68         102         147        715        1,449      2,215

Fiscal 1994         $    0        0%         $ 0        $  0        $  0       $  0       $    0     $    0
1995, Quarter 1         19        0%           0           0           0          0            0          0
1995, Quarter 2         59        0%           0           0           0          0            0          0
1995, Quarter 3        143        0%           0           0           0          0            0          0
1995, Quarter 4        490        9%          15          22          29         37          103        435
1996, Quarter 1        821       10%          39          58          78        227          655      1,280
1996, Quarter 2      1,298       18%          68         102         147        715        1,449      2,215

INTEREST RATE AGREEMENTS

The Company's interest rate agreements are assets carried on the balance sheet at estimated liquidation value. There is a risk that the counter-parties to the interest rate agreements will not be able to perform under these contracts. All of the counter-parties to the Company's interest rate agreements have a credit rating of at least "A". Potential accounting income losses from counter-party risk are limited to the Company's amortized cost basis in these agreements, which was $2.8 million at June 30, 1996 and $2.5 million at December 31, 1995. The Company has experienced no credit losses on interest rate agreements.

BORROWINGS

To date, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's mortgage assets. These borrowings appear on the balance sheet as reverse repurchase agreements and notes payable. The size of the market for borrowings of this type is measured in the trillions of dollars; institutions with high-quality pledgable assets such as banks, savings and loans, brokerage firms, federal agencies and the Federal Reserve Bank are the largest U.S. borrowers in this market. The Company has established uncommitted borrowing facilities in this market in amounts in excess of its current requirements.

All of the Company's mortgage assets are currently accepted as collateral for such borrowings. On average, the Company could borrow 94% to 96% of the market value of its mortgage assets. The Company, however, limits its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

The term-to-maturity of the Company's borrowings have ranged from one day to one year. For some borrowings, the interest rate has adjusted to market levels on a regular schedule during the term of the borrowing, so the term-to-next-rate-adjustment may be shorter than the term-to-maturity. The weighted average term-to-maturity and weighted average term-to-next-rate-adjustment were both 72 days at June 30, 1996. At December 31, 1995 the average term-to-maturity was 74 days and the average term-to-next-rate-adjustment was 26 days. The Company lengthened the term-to-next-rate-adjustment for its borrowings in the second quarter of 1996 and correspondingly reduced its level of short-term interest rate hedging. These longer-term borrowings better match the adjustment frequency of the Company's assets. As long as the Company maintains this strategy, the Company believes the result, as compared to using shorter-term borrowings, is likely to be reduced short-term earnings volatility but also reduced long-term total earnings.

                                    TABLE 22
                                BORROWING SUMMARY


                                 ESTIMATED
                      MARKET     BORROWING
                     VALUE OF     CAPACITY                                             AVERAGE      RATE ON
                    PLEDGABLE    AS A % OF    ESTIMATED                   AVERAGE      TERM TO     BORROWINGS
                     MORTGAGE    PLEDGABLE    BORROWING      TOTAL        TERM TO        RATE      OUTSTANDING
END OF PERIOD         ASSETS       ASSETS      CAPACITY    BORROWINGS    MATURITY     ADJUSTMENT  AT PERIOD-END
- -------------         ------       ------      --------    ----------    --------     ----------  -------------
                                                       (DOLLARS IN THOUSANDS)
1995, 1st Half      $  175,242     95.4%      $167,192      $155,881       64 days     28 days         6.23%
1996, 1st Half       1,007,480     95.9%       965,735       896,214       72 days     72 days         5.70%

Fiscal 1994         $  117,477     95.6%      $112,283      $100,376      112 days     70 days         5.80%
1995, Quarter 1        141,860     94.3%       133,719       121,998       97 days     27 days         6.25%
1995, Quarter 2        175,242     95.4%       167,192       155,881       64 days     28 days         6.23%
1995, Quarter 3        298,785     94.5%       282,432       228,826       38 days     31 days         5.95%
1995, Quarter 4        432,244     94.6%       408,998       370,316       74 days     26 days         6.01%
1996, Quarter 1        565,159     95.2%       537,783       508,721       48 days     19 days         5.62%
1996, Quarter 2      1,007,480     95.9%       965,735       896,214       72 days     72 days         5.70%


LIQUIDITY

A financial institution has ample liquidity when it is able to meet the demands made upon it for cash payments with its cash reserves, operating cash flow, borrowing capacity, proceeds from asset sales, or other sources of cash. Liquidity allows the Company to purchase additional mortgage assets and allows the Company to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity will vary over time as the market value of the Company's mortgage assets fluctuate and due to other factors. Potential immediate sources of liquidity as a percent of total borrowings equaled 9% at June 30, 1996 and 12% at December 31, 1995. The maintenance of liquidity is one of the goals of the Company's risk-adjusted capital policy; under this policy, asset growth is limited in order to preserve unused borrowing capacity for liquidity management purposes.

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

                                    TABLE 23
                    POTENTIAL IMMEDIATE SOURCES OF LIQUIDITY

                                                POTENTIAL
                                                IMMEDIATE      POTENTIAL
                                               SOURCES OF      IMMEDIATE
                                                LIQUIDITY       SOURCES
                                 ESTIMATED       (CASH +          OF
                                   UNUSED      EST. UNUSED     LIQUIDITY
                      CASH       BORROWING      BORROWING       AS % OF
  END OF PERIOD      BALANCE      CAPACITY      CAPACITY)     BORROWINGS
  -------------      -------      --------      ---------     ----------
                                   (DOLLARS IN THOUSANDS)
1995, 1st Half       $ 1,620      $11,311        $12,931           8%
1996, 1st Half        10,407       69,521         79,928           9%

Fiscal 1994          $ 1,027      $11,907        $12,934          13%
1995, Quarter 1          953       11,721         12,674          10%
1995, Quarter 2        1,620       11,311         12,931           8%
1995, Quarter 3        1,150       53,606         54,756          24%
1995, Quarter 4        4,825       38,682         43,507          12%
1996, Quarter 1        9,705       29,062         38,767           8%
1996, Quarter 2       10,407       69,521         79,928           9%

STOCKHOLDERS' EQUITY

During the first half of 1996 the Company's equity base grew from $68.3 million to $124.3 million as a result of the Company's April 1996 stock offering, a positive mark-to-market adjustment on the Company's assets, proceeds from the exercise of warrants, and stock sold pursuant to the Company's Dividend Reinvestment Plan.

Book value per share grew 18% in the first half of 1996, from $12.38 to $14.59. This increase was due primarily to the accretive nature of the Company's April 1996 offering of stock, which was completed at a price of $20.25 per share. Management believes that book value per share growth is one important indicator of potential future earnings per share growth; as book value per share rises, the Company has more equity capital per share to invest in its business.

For balance sheet purposes the Company values all of its mortgage assets and interest rate agreements at their estimated bid-side liquidation market value. As a result, the Company's equity base and book value per share will fluctuate. The difference between market value and historical amortized cost, or "Net Unrealized Loss on Assets Available for Sale", was $4.6 million, or 0.4% of assets, as of June 30, 1996. The net unrealized loss at December 31, 1995 was $5.5 million, or 1.2% of assets. Net unrealized loss includes both mark-downs on assets taken immediately upon acquisition (as liquidation values are generally estimated to be lower than acquisition prices) and the effect of subsequent market value fluctuations.

                                    TABLE 24
                              STOCKHOLDERS' EQUITY

                     NET          NET                     NET                            HISTORICAL
                  UNREALIZED  UNREALIZED              UNREALIZED  HISTORICAL              AMORTIZED     GAAP
                    LOSSES     LOSSES ON    TOTAL       LOSSES     AMORTIZED     GAAP       COST      REPORTED
                      ON       INTEREST      NET        AS % OF      COST      REPORTED    EQUITY      EQUITY
                   MORTGAGE      RATE     UNREALIZED     TOTAL      EQUITY      EQUITY       PER        PER
END OF PERIOD       ASSETS    AGREEMENTS    LOSSES      ASSETS       BASE        BASE       SHARE      SHARE
- -------------       ------    ----------    ------      ------       ----        ----       -----      -----
                                                      (DOLLARS IN THOUSANDS)
1995, 1st Half     $   886     $(1,200)    $  (314)     (0.2%)     $ 22,847    $ 22,533    $12.19      $12.02
1996, 1st Half      (3,068)     (1,485)     (4,553)     (0.4%)      128,847     124,295     15.12       14.59

Fiscal 1994        $(2,657)    $   101     $(2,556)     (2.1%)     $ 22,837    $ 20,280    $12.18      $10.82
1995, Quarter 1         86        (635)       (549)     (0.4%)       22,901      22,352     12.22       11.93
1995, Quarter 2        886      (1,200)       (314)     (0.2%)       22,847      22,533     12.19       12.02
1995, Quarter 3         34      (1,585)     (1,551)     (0.5%)       74,024      72,473     13.42       13.14
1995, Quarter 4     (3,502)     (1,974)     (5,476)     (1.2%)       73,766      68,290     13.37       12.38
1996, Quarter 1     (3,763)     (1,302)     (5,065)     (0.9%)       73,211      68,146     13.26       12.34
1996, Quarter 2     (3,068)     (1,485)     (4,553)     (0.4%)      128,847     124,295     15.12       14.59

CAPITAL ADEQUACY/RISK-ADJUSTED CAPITAL POLICY

Stockholders' equity as a percent of total assets was 12.1% at June 30, 1996 and 15.5% at December 31, 1995. The Company's target equity-to-assets ratio at June 30, 1996 was 10.8%. This level of equity capitalization is higher than that of many banks, savings and loans, Federal government mortgage agencies, insurance companies, and REITs that act as mortgage portfolio lenders.

The Company's target equity-to-assets ratio varies over time as a function of the Company's asset mix, the Company's liquidity position, the level of unused borrowing capacity, and the over-collateralization levels required by lenders when the Company pledges assets to secure borrowings. The Company currently seeks to maintain an equity-to-assets ratio of 7% to 10% for assets which have low credit risk, relatively low interest rate risk, good liquidity, and low lender over-collateralization requirements. For less liquid assets with credit risk, the Company currently seeks to maintain an equity-to-assets ratio of 40% to 100%. Thus the overall target equity-to-assets ratio will vary over time as a function of the asset mix and other factors. As shown in the table below, the target equity-to-assets ratio has been declining since mid-1995 due primarily to a change in asset mix. In aggregate, the Company's per-asset capital requirements have not changed significantly over the life of the Company.

The target equity-to-assets ratio is determined through a Board-level process called for in the Company's Risk-Adjusted Capital ("RAC") Policy. Should the actual equity-to-assets ratio of the Company fall below the target level due to asset acquisitions and/or asset market value fluctuations, management will cease the acquisition of new assets. Management will, at that time, present a plan to the Board to bring the Company back to its target equity-to-assets ratio; in many circumstances, this would be accomplished over time by waiting for the balance of mortgage assets to reduce through principal repayments.

The table below shows the Company's actual and target equity-to-assets ratios and the Company's actual asset size as compared to its full potential asset size given its equity capital base and the guidelines of the Company's RAC Policy. Management anticipates that the target equity-to-assets ratio may continue to drop in the future as the Company shifts its asset mix with an increased emphasis on high-quality whole mortgage loans and securitized mortgage assets rated AAA and AA.

With excess capital of $13.6 million as compared to its risk-adjusted capital guideline at June 30, 1996, the Company had asset growth potential of approximately $126 million assuming acquired mortgage assets have the same mix as existing mortgage assets. The Company employed approximately 74% of its capital base on average during the second quarter of 1996.

                                    TABLE 25
                    EXCESS CAPITAL AND ASSET GROWTH POTENTIAL

                                                                  POTENTIAL                  ASSET     ESTIMATED
                                                                    ASSET                   GROWTH     PERCENT
                                TARGET      ACTUAL                  SIZE                   POTENTIAL      OF
                                EQUITY      EQUITY                  WITH                     WITH      CAPITAL
                                  TO          TO                    SAME         ACTUAL      SAME      EMPLOYED
                     EQUITY     ASSETS      ASSETS     EXCESS       ASSET        ASSET       ASSET      DURING
END OF PERIOD       CAPITAL      RATIO      RATIO      CAPITAL       MIX          SIZE        MIX       PERIOD
- -------------       -------      -----      -----      -------       ---          ----        ---       ------
                                                      (DOLLARS IN THOUSANDS)
1995, 1st Half      $ 22,533    12.95%      12.57%    $ (1,069)   $  173,989   $  179,321  $  (5,332)     82%
1996, 1st Half       124,295    10.77%      12.09%      13,566     1,154,303    1,028,330    125,973      79%

Fiscal 1994         $ 20,280    10.84%      16.69%    $  6,716    $  187,048   $  121,528  $  65,520      30%
1995, Quarter 1       22,352    12.41%      15.37%       3,970       180,173      145,440     34,733      70%
1995, Quarter 2       22,533    12.95%      12.57%      (1,069)      173,989      179,321     (5,332)     94%
1995, Quarter 3       72,473    13.08%      23.89%      32,155       554,183      303,394    250,789      55%
1995, Quarter 4       68,290    12.59%      15.47%      12,028       542,431      441,557    100,874      69%
1996, Quarter 1       68,146    11.72%      11.72%          26       581,540      581,313        227      87%
1996, Quarter 2      124,295    10.77%      12.09%      13,566     1,154,303    1,028,330    125,973      74%

WARRANTS

At June 30, 1996 the Company had 1,563,957 warrants outstanding; at December 31, 1995 the Company had 1,665,063 warrants outstanding. In the first six months of 1996, 101,106 warrants were exercised. These warrants currently trade on NASDAQ under the symbol RWTIW. Each warrant gives the holder the right until December 31, 1997 to buy 1.000667 shares of common stock at a price per share of $15.00. If the Company's common stock continues to trade at a price above $15.00 per share, the remaining warrants are likely to be exercised sometime on or prior to December 31, 1997. If all these warrants are exercised, the Company will receive new equity capital of approximately $23.5 million.

ASSET/LIABILITY MANAGEMENT AND EFFECT OF CHANGES IN INTEREST RATES

Management continually reviews the Company's asset/liability strategy with respect to interest rate risk, mortgage principal repayment risk, credit risk and the related issues of capital adequacy and liquidity. The Company seeks attractive risk-adjusted shareholder returns while seeking to maintain a strong balance sheet and pattern of net income which is stable and growing over time relative to its competitors in the banking and savings and loan industries.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate liabilities and by hedging through the use of interest rate agreements to mitigate the potential impact on net income of periodic and lifetime caps (coupon adjustment restrictions) in the assets.

Another goal of the Company's asset/liability strategy is to preserve liquidity by managing the volatility of the net market value of the Company's balance sheet as shown in the stockholders' equity account. In the event of an increase in short-term interest rates, the market value of the Company's mortgage assets would likely fall, particularly in the short-term. The Company anticipates that the market value of its interest rate agreements would likely rise and partially offset decreases in mortgage values. See "Equity Duration" below.

Changes in interest rates also may have an effect on the rate of mortgage principal repayment; the Company seeks to mitigate the effect of changes in the mortgage principal repayment rate from an economic point of view by balancing assets purchased at a premium with assets purchased at a discount. However, due to the Company's GAAP accounting practices, changes in the rate of mortgage principal repayment have differing effects on premium and discount amortization schedules. When the rate of mortgage principal repayments has increased above expected levels, the Company records premium amortization at a faster rate than discount amortization. This accounting practice leads to a lower level of GAAP accounting income, compared to what it otherwise would have been, during periods of rapid mortgage principal repayments. See "Amortization of Premium and Discount and Effect of Changes in Principal Repayment Rates" above.

Although the net effects of changes in interest rates, mortgage prepayment rates, and other factors cannot be determined in advance, management believes that some of the following effects may occur in an environment of rising short-interest rates: (i) earnings on that portion of the balance sheet funded with equity may rise over time as the coupons on adjustable rate mortgages adjust upwards, (ii) earnings on that portion of the balance sheet funded with borrowings (spread lending) may be initially reduced as borrowing costs rise more quickly than the coupons on adjustable rate mortgages, although most or all of the spread might be restored over time as the mortgage coupons fully adjust to the rate change, (iii) the Company may have reduced hedging expenses on existing interest rate agreements or may have positive hedging income due to the rate increases, (iv) premium amortization expenses may be reduced if the rate of mortgage principal repayment diminishes. All other factors being equal, the net effect of an increase in short-term interest rates may be an initial drop in earnings followed by increased earnings after a lag period. The length of any such lag period would likely be determined by the speed and extent of the change in interest rates. Management believes each of these effects would likely be reversed in an environment of falling short-term interest rates. All other factors being equal, therefore, the net effect of falling short-term interest rates could be an initial increase in earnings followed by decreased earnings after a lag period.

In general, the Company's goal is to stabilize spread lending income over longer periods of time and allow income from equity-funded lending to rise as short-term interest rates rise and fall as short-term interest rates fall. If the Company achieves this goal, the Company's return on equity, earnings and dividends would maintain a constant or widening spread to the level of short-term interest rates over time.

INTEREST RATE SENSITIVITY GAP

The table below shows the Company's cumulative interest rate sensitivity gap, or maturity gap, for periods of one month to one year as a percentage of total assets. The interest rate sensitivity gap is a tool used by financial institutions such as banks and savings and loans to analyze the possible effects of interest rate changes on net income over time. The gap measures the amount of assets that mature or have a coupon adjustment in a particular period as compared to the amount of liabilities similarly adjusting during that time. A negative gap implies that rising interest rates will lead to lower earnings during that particular time frame, while a positive gap implies that rising interest rates will lead to higher earnings. Lower interest rates would have the opposite effect.

As applied to the Company, this gap analysis ignores the effect of the Company's hedging activities (interest rate agreements), the effect of the periodic and lifetime caps in the Company's assets, the effect of changes in mortgage principal repayment rates and other factors. Nevertheless, the gap analysis can provide some useful information on the Company's interest rate risk profile.

The table below shows that the Company's two-month cumulative gap as a percentage of total assets was negative 10% at June 30, 1996. This suggests that the initial impact on the Company's earnings of rising interest rates would be negative. Falling interest rates would have the opposite effect.

The Company had a cumulative nine-month gap of positive 5% at June 30, 1996. This implies that the impact on net interest income of increasing interest rates may be positive within nine months even though the initial impact may have been negative. Falling interest rates would have the opposite effect.

Although the Company's balance sheet does have these characteristics, since a variety of factors (such as interest rate agreements) have not been taken into account in the gap analysis, it is not possible to assess solely on this basis what the actual impact of such interest rate changes on the Company's net income would be, especially over shorter time periods.

Since virtually all of the Company's assets and liabilities have income or expense rates which adjust to market conditions within one year, the Company's cumulative twelve-month interest rate sensitivity gap, which was positive 12% at June 30, 1996, applies to time periods longer than one year as well. The Company has a positive twelve-month interest rate sensitivity gap even though virtually all assets and liabilities adjust within one year because the Company has more earning assets than interest-bearing liabilities.

The negative short-term interest rate sensitivity gap was much reduced at June 30, 1996 compared to earlier periods because the Company extended the maturity of its liabilities during the second quarter.


                                    TABLE 26
        INTEREST RATE SENSITIVITY GAP EXCLUDING INTEREST RATE AGREEMENTS

                  CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE
                   1-MONTH      2-MONTH    3-MONTH      4-MONTH     5-MONTH    6-MONTH      9-MONTH    12-MONTH
                     GAP          GAP        GAP          GAP         GAP        GAP          GAP        GAP
                  AS A % OF    AS A % OF  AS A % OF    AS A % OF   AS A % OF  AS A % OF    AS A % OF  AS A % OF
                    TOTAL        TOTAL      TOTAL        TOTAL       TOTAL      TOTAL        TOTAL      TOTAL
END OF PERIOD       ASSETS      ASSETS      ASSETS      ASSETS      ASSETS      ASSETS      ASSETS      ASSETS
- -------------       ------      ------      ------      ------      ------      ------      ------      ------
1995, 1st Half      (39%)       (49%)       (33%)       (17%)        (3%)        11%         12%         12%
1996, 1st Half      (13%)       (10%)        (3%)        (6%)        (6%)        (2%)         5%         12%

Fiscal 1994          (3%)        (0%)         5%         (1%)         1%         15%         15%         15%
1995, Quarter 1     (46%)       (41%)       (27%)       (12%)         0%         14%         14%         14%
1995, Quarter 2     (39%)       (49%)       (33%)       (17%)        (3%)        11%         12%         12%
1995, Quarter 3     (51%)       (34%)       (19%)        (6%)         4%         18%         20%         23%
1995, Quarter 4     (48%)       (36%)       (26%)       (16%)        (3%)         9%         12%         15%
1996, Quarter 1     (62%)       (47%)       (34%)       (21%)        (8%)         4%          8%         11%
1996, Quarter 2     (13%)       (10%)        (3%)        (6%)        (6%)        (2%)         5%         12%

INTEREST RATE AGREEMENTS

The Company's interest rate agreements alter the interest rate risk profile suggested by the interest rate sensitivity gap analysis. See "Cost of Borrowed Funds and Hedging and the Interest Rate Spread" above and Footnote 3 of the Financial Statements.

The interest rate agreements are designed to produce income for the Company as short-term interest rates rise. These agreements can be thought of as serving to limit potential increases in the costs of the Company's borrowings or, alternatively, as serving to remove some of the periodic and lifetime caps imbedded in the Company's assets. The table below shows that, as of June 30, 1996, 59% of the Company's borrowings (or 59% of its assets that are funded with borrowings) were protected with interest rate agreements. This is a lower amount than in previous periods; the Company had a reduced need for hedging because it extended the maturities of its borrowings in the second quarter. In addition, as of June 30, 1996, the Company had entered into a variety of interest rate cap and swap agreements which would only become effective after that date and therefore were not shown in this table.

                                    TABLE 27
NOTIONAL AMOUNT OF INTEREST RATE AGREEMENTS EFFECTIVE AS A % OF TOTAL BORROWINGS
                      (OR OF ASSETS FUNDED WITH BORROWINGS)
                  ASSUMING AN IMMEDIATE SHIFT IN INTEREST RATES

                                   IMMEDIATE INCREASE IN ONE-MONTH OR THREE-MONTH LIBOR OF:
                                   --------------------------------------------------------
END OF PERIOD        0BPS    50BPS    100BPS   150BPS   200BPS   300BPS   400BPS    500BPS   600BPS   700BPS
- -------------        ----    -----    ------   ------   ------   ------   ------    ------   ------   ------
1995, 1st Half        0%       0%      44%      47%      47%      60%       66%      66%      73%      73%
1996, 1st Half        8%      22%      35%      39%      42%      52%       55%      58%      58%      59%

Fiscal 1994           0%       0%       5%       5%       5%       5%        5%       5%       5%       5%
1995, Quarter 1       0%      30%      30%      34%      34%      34%       34%      34%      34%      34%
1995, Quarter 2       0%       0%      44%      47%      47%      60%       66%      66%      73%      73%
1995, Quarter 3       0%       0%       0%      47%      49%      57%       60%      64%      64%      68%
1995, Quarter 4       0%      24%      24%      40%      59%      70%       70%      78%      78%      81%
1996, Quarter 1       0%      19%      35%      43%      48%      66%       70%      76%      76%      78%
1996, Quarter 2       8%      22%      35%      39%      42%      52%       55%      58%      58%      59%

INTEREST RATE FUTURES AND OPTIONS

In the second half of 1996, the Company intends to commence the limited use of interest rate futures and listed options on interest rate futures as part of its on-going interest rate risk management process. These instruments are in some ways similar to the interest rate agreements currently in use by the Company; the Company intends to use them in a similar manner and for hedging purposes only. The Company currently plans to limit the aggregate amount of funds that the Company will deposit as original margin on futures plus premiums on listed options to less than 1% of the Company's total assets, after taking into account unrealized gains and unrealized losses on any such contracts. Unless federal legislation changing REIT hedging restrictions with respect to futures and options is enacted, the Company currently plans to limit its use of futures and listed options so that its net profits from such instruments will be limited to 5% or less of the Company's gross taxable income on an annual basis.

EQUITY DURATION

The Company uses "equity duration" to measure the stability of the market value of its assets with respect to the size of its equity base as interest rates fluctuate. Equity duration is a theoretical calculation of the projected percentage change in the reported equity base of the Company that would occur if short-term and long-term interest rates moved up or down by 1% overnight. The Company's goal is to maintain an equity duration of less than 15%. In practice, the Company believes it has maintained an equity duration of less than 10%. Should interest rates increase by more than 1%, the Company believes its equity duration would increase.

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

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings

                            At June 30, 1996, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.

      Item 2.     Changes in Securities
                            Not applicable

      Item 3.     Defaults Upon Senior Securities
                            Not applicable

      Item 4.     Submission of Matters to a Vote of Security Holders

                         (a)The Annual Meeting of Shareholders of the Company
                            was held on June 14, 1996.

                         (b)The following matters were voted on at the Annual
                            Meeting:

                            (1) Election of Directors

                                                                             Votes
                                                                 ------------------------------
                                       Nominee                      For      Against    Abstain
                                  --------------------------     ----------  --------   -------
                                  Douglas B. Hansen              4,011,336       300        0
                                  Thomas F. Farb                 4,011,336       300        0
                                  Charles J. Toeniskoetter       4,011,336       300        0

                            The following Directors' terms of office continue after the meeting:

                                  George E. Bull
                                  Nello Gonfiantini
                                  Dan A. Emmett
                                  Frederick H. Borden

                            (2) Ratification of Coopers & Lybrand as the
                                Company's independent public accountants for the fiscal year ending December 31, 1996.

                                                                               Votes
                                                                 --------------------------------
                                                                     For       Against   Abstain
                                                                 ------------  -------   --------
                                                                   3,999,516     7,220     4,900


                            (3) Ratification of the amendments to the Stock
                                Option Plan.

                                                                               Votes
                                                                 --------------------------------
                                                                     For       Against   Abstain
                                                                 ------------  -------   --------
                                                                   2,510,240   542,456     24,800

      Item 5.     Other Information
                            None

      Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

                            Exhibit 11 to Part I - Computation of Earnings Per Share for the three and six months ended June 30, 1996 and June 30, 1995.

                            Exhibit 27 - Financial Data Schedule

       (b)  Reports
                            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REDWOOD TRUST, INC.


Dated:   August 7, 1996            By:/s/ Douglas B. Hansen
                                      ---------------------
                                       Douglas B. Hansen
                                       President and Chief Financial Officer
                                       (authorized officer of registrant)



Dated:   August 7, 1996            By:/s/ Vickie L. Rath
                                      ------------------
                                        Vickie L. Rath
                                        Vice President, Treasurer and Controller
                                        (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT




                                                              Sequentially
Exhibit                                                         Numbered
Number                                                            Page
- -------                                                       ------------
  11       Computation of Earnings per Share.........              48

  27       Financial Data Schedule...................              50
