Form 10-Q
period 1996-09-30
REDWOOD TRUST INC
filed 1996-11-13
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

Class B Preferred Stock ($.01 par value)         1,006,250 as of November 8,1996
Common Stock ($.01 par value)                    9,138,872 as of November 8,1996

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                Page
                                                                                ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets at September 30, 1996 and December 31, 1995 .......    3

            Statements of Operations for the three and nine months
            ended September 30, 1996 and September 30, 1995 ..................    4

            Statements of Stockholders' Equity for the three and nine months
            ended September 30, 1996 and September 30, 1995 ..................    5

            Statements of Cash Flows for the three and nine months
            ended September 30, 1996 and September 30, 1995 ..................    6

            Notes to Financial Statements ....................................    7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ....................   19


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings ................................................   46

   Item 2.  Changes in Securities ............................................   46

   Item 3.  Defaults Upon Senior Securities ..................................   46

   Item 4.  Submission of Matters to a Vote of Security Holders ..............   46

   Item 5.  Other Information ................................................   46

   Item 6.  Exhibits and Reports on Form 8-K .................................   46

   SIGNATURES ................................................................   47

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REDWOOD TRUST, INC.

BALANCE SHEETS
(In thousands, except share data)

                                                                   September 30, 1996    December 31, 1995
                                                                   ------------------    -----------------
ASSETS

      Cash and cash equivalents                                        $    14,599          $     4,825
      Mortgage assets                                                    1,375,870              432,244
      Interest rate agreements                                                 873                  547
      Accrued interest receivable                                           10,781                3,270
      Other assets                                                           1,355                  671
                                                                       -----------          -----------
                                                                       $ 1,403,478          $   441,557
                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term borrowings                                            $ 1,225,094          $   370,316
      Accrued interest payable                                              10,379                1,290
      Accrued expenses and other liabilities                                   472                  227
      Dividends payable                                                      4,016                1,434
                                                                       -----------          -----------
                                                                         1,239,961              373,267
                                                                       -----------          -----------

      Commitments and contingencies (See Note 11)

      STOCKHOLDERS' EQUITY

      Preferred stock, par value $0.01 per share:
          Class B 9.74% Cumulative Convertible
          1,006,250 and 0 shares authorized;
          1,006,250 and 0 shares issued and outstanding
          ($31,582 aggregate liquidation preference)                        29,712                    0
      Common stock, par value $0.01 per share;
          48,993,750 and 50,000,000 shares authorized;
          9,069,653 and 5,517,299 shares issued and outstanding                 91                   55
      Additional paid-in capital                                           138,081               73,895
      Net unrealized loss on assets available for sale                      (2,060)              (5,476)
      Dividends in excess of net income                                     (2,307)                (184)
                                                                       -----------          -----------
                                                                           163,517               68,290
                                                                       -----------          -----------
                                                                       $ 1,403,478          $   441,557
                                                                       ===========          ===========

The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                                1996               1995              1996               1995
                                                            -----------        -----------       -----------        -----------
INTEREST INCOME
   Mortgage assets                                          $    19,121        $     3,936       $    40,734        $     9,031
   Cash and investments                                             250                 50               669                 85
                                                            -----------        -----------       -----------        -----------
                                                                 19,371              3,986            41,403              9,116

INTEREST EXPENSE                                                 14,447              2,432            29,724              6,155

INTEREST RATE AGREEMENTS
Interest rate agreement expense                                     349                112               756                210
                                                            -----------        -----------       -----------        -----------

NET INTEREST INCOME                                               4,575              1,442            10,923              2,751
Provision for credit losses                                         516                 84             1,324                143
                                                            -----------        -----------       -----------        -----------

Net interest income after provision for credit losses             4,059              1,358             9,599              2,608

Operating expenses                                                  672                364             1,758                763
                                                            -----------        -----------       -----------        -----------

NET INCOME                                                  $     3,387        $       994       $     7,841        $     1,845
                                                            ===========        ===========       ===========        ===========

Net income                                                        3,387                994             7,841              1,845
Less cash dividends on Class B preferred stock                     (388)              --                (388)              --
                                                            -----------        -----------       -----------        -----------
Net income available to common stockholders                       2,999                994             7,453              1,845
                                                            ===========        ===========       ===========        ===========

NET INCOME PER SHARE
      Primary                                               $      0.32        $      0.24       $      0.90        $      0.67
      Fully diluted                                         $      0.31        $      0.24       $      0.89        $      0.67

Weighted average shares of common stock and
    common stock equivalents:
      Primary                                                 9,516,174          4,183,138         8,246,815          2,747,642
      Fully diluted                                           9,657,395          4,183,138         8,402,542          2,747,642

Dividends declared per Class A preferred share              $      --          $      --         $      --          $      0.50

Dividends declared per Class B preferred share              $     0.386        $      --         $     0.386        $      --

Dividends declared per common share                         $      0.40        $      0.20       $      1.26        $      0.20

The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 1996
(In thousands, except share data)

                                                                                       Net Unrealized
                                           Class B                      Additional     Loss on Assets    Undistributed
                                          Preferred        Common        Paid-in         Available         Income /
                                            Stock           Stock        Capital         for Sale         (Deficit)        Total
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 1995                     --          $   55       $  73,895        ($  5,476)       ($    184)     $  68,290

Net income                                     --            --              --               --              1,954          1,954

Issuance of common stock                       --            --                79             --               --               79

Offering costs                                 --            --               (48)            --               --              (48)

Dividends declared                             --            --              --               --             (2,540)        (2,540)

Fair value adjustment on
    assets available for sale                  --            --              --                411             --              411
                                          ---------        ------       ---------        ---------        ---------      ---------

Balance, March 31, 1996                        --              55          73,926           (5,065)            (770)        68,146

Net income                                     --            --              --               --              2,500          2,500

Issuance of common stock                       --              29          55,303             --               --           55,332

Offering costs                                 --            --              (304)            --               --             (304)

Conversion of stock warrants                   --               1           1,516             --               --            1,517

Dividends declared                             --            --              --               --             (3,408)        (3,408)

Fair value adjustment on
    assets available for sale                  --            --              --                512             --              512
                                          ---------        ------       ---------        ---------        ---------      ---------

Balance, June 30, 1996                         --              85         130,441           (4,553)          (1,678)       124,295

Net income                                     --            --              --               --              3,387          3,387

Issuance of common stock                       --               1             495             --               --              496

Issuance of Class B preferred stock          29,868          --              --               --               --           29,868

Offering costs                                 (156)         --              (163)            --               --             (319)

Conversion of stock warrants                   --               5           7,308             --               --            7,313

Dividends declared:
    Common                                     --            --              --               --             (3,628)        (3,628)
    Class B Preferred                          --            --              --               --               (388)          (388)

Fair value adjustment on
    assets available for sale                  --            --              --              2,493             --            2,493
                                          ---------        ------       ---------        ---------        ---------      ---------

Balance, September 30, 1996               $  29,712        $   91       $ 138,081        ($  2,060)       ($  2,307)     $ 163,517


The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF CASH FLOWS
(In thousands, except share data)

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                         1996            1995            1996            1995
                                                                     -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $     3,387     $       994     $     7,841     $     1,845
      Adjustments to reconcile net income to net cash
          provided by operating activities:
         Amortization of mortgage asset premium and discount, net          1,435            (157)          2,989            (575)
         Depreciation and amortization                                        25              18              60              43
         Provision for credit losses on mortgage assets                      516              84           1,324             143
         Amortization of interest rate cap agreements                        208             112             548             210
         (Increase) in accrued interest receivable                        (3,489)           (753)         (7,511)         (1,265)
         (Increase) decrease in other assets                                 420            (282)           (744)           (296)
         Increase in accrued interest payable                              6,327             493           9,089             135
         Increase in accrued expenses and other                              111              92             245             152
                                                                     -----------     -----------     -----------     -----------
             Net cash provided by operating activities                     8,940             601          13,841             392

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of mortgage assets                                      (443,860)       (132,640)     (1,106,896)       (192,111)
      Principal payments on mortgage assets                               76,942           8,319         162,814          13,927
      Purchases of interest rate cap agreements                             (660)           (481)         (1,314)           (813)
                                                                     -----------     -----------     -----------     -----------
             Net cash used in investing activities                      (367,578)       (124,802)       (945,396)       (178,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings from reverse repurchase agreements                  328,880          72,945         854,778         128,450
      Net proceeds from issuance of Class B preferred stock               29,712            --            29,712            --
      Net proceeds from issuance of common stock                           7,646          51,286          64,221          51,278
      Dividends paid                                                      (3,408)           (500)         (7,382)         (1,000)
                                                                     -----------     -----------     -----------     -----------
             Net cash provided by financing activities                   362,830         123,731         941,329         178,728

Net increase (decrease) in cash and cash equivalents                       4,192            (470)          9,774             123

Cash and cash equivalents at beginning of period                          10,407           1,620           4,825           1,027
                                                                     -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period                           $    14,599     $     1,150     $    14,599     $     1,150
                                                                     ===========     ===========     ===========     ===========


Supplemental disclosure of cash flow information:
      Cash paid for interest                                         $     8,120     $     2,432     $    20,635     $     6,514
                                                                     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


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

         On August 8, 1996, the Company completed its public offering of 1,006,250 shares of Class B 9.74% Cumulative Convertible Preferred stock ("Class B preferred stock") at $31.00 per share. The Company received proceeds of $30 million, net of an underwriting discount of $1.317 per share and other offering costs.

         During September, 1996, the Company completed a Universal Shelf Registration. With this Registration Statement, the Company may offer Common Stock, Preferred Stock, Warrants and Shareholder Rights from time to time. The aggregate maximum offering price of all securities to be issued pursuant to this Registration Statement is $200,000,000.

         The Company's primary source of revenue is from the acquisition and management of real estate mortgage loans and mortgage securities (together "Mortgage Assets"). The Company acquires Mortgage Assets that are secured by single-family real estate properties throughout the United States, with a special emphasis on properties located in the State of California.

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

               Unrealized losses on Mortgage Assets that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage Asset is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Mortgage Assets, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool.

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

               Under the Company's hedging policy the Company does not hedge specific assets or liabilities, but rather the Company hedges the risk of overall limitations to its interest income. To utilize hedge accounting, the policy requires risk reduction and that there be at least a 50% correlation between changes in the estimated fair value of the assets or liabilities hedged and the hedge instruments. Interest Rate

               Agreements, which include interest rate cap agreements (the "Cap Agreements"), interest rate swap agreements (the "Swap Agreements") and interest rate collar agreements (the "Collar Agreements"), entered into by the Company are intended to provide income to offset potential reduced net interest income under certain rising interest rate scenarios. The Company periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

               The Company accounts for the Interest Rate Agreements as hedges. Because the Mortgage Assets are carried at fair value, the Company's Interest Rate Agreements are carried at fair value, with unrealized gains and losses reported as a separate component of equity.

               The cost of each Cap Agreement and the net cost or payment received on each Collar Agreement is amortized over the effective period of that Cap or Collar Agreement using the effective interest method. The income and expense related to each Swap Agreement is recognized on an accrual basis. Gains and losses on early termination of Interest Rate Agreements are amortized as a component of net interest income over the remaining term of the original Interest Rate Agreement, or, if shorter, over the remaining term of associated Mortgage Assets as adjusted for estimated future principal prepayments.

               Unrealized losses on Interest Rate Agreements that are considered other-than-temporary are recognized in income and the cost basis of the Interest Rate Agreement is adjusted. The other-than-temporary decline is measured as the amount of the decline in fair value attributable to factors that are other-than-temporary. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the Interest Rate Agreements; primarily, a serious deterioration of the ability of the counterparty to perform under the terms of the Interest Rate Agreement.

         Premises, Furniture and Equipment

               Leasehold improvements are stated at cost and are amortized on a straight-line basis over the life of the lease. Furniture and equipment is stated at cost and depreciated on an accelerated basis over its estimated useful life. Expenditures for repairs and maintenance are charged to expense when incurred. Premises and equipment totaled $233,244 at September 30, 1996 and $113,515 at December 31, 1995. Depreciation expense and leasehold improvements amortization for the three and nine months ended September 30, 1996 totaled $16,514 and $35,066, respectively. Depreciation expense and leasehold improvements amortization for the three and nine months ended September 30, 1995 totaled $9,879 and $17,995, respectively. Accumulated depreciation and leasehold improvement amortization totaled $66,433 at September 30, 1996 and $31,367 at December 31, 1995.

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

         Earnings per Share

               Earnings per share are based on the weighted average shares of common stock outstanding plus common equivalent shares using the treasury stock method. The treasury stock method calculation assumes all dilutive stock options and warrants are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period, for primary earnings per share, or at the end of period market price if higher, for fully diluted earnings per share.

         Credit Risk

               Most of the Company's Mortgage Assets have protection from some degree of credit loss either through subordination, insurance, third party guarantees, or other means. Many of the Company's privately issued Mortgage Assets have received ratings from one or more of the four nationally recognized credit rating agencies. Based on these ratings, and on credit criteria similar to those used by rating agencies, the Company assigns a "rating equivalent" to each Mortgage Asset. For purposes of assigning a rating equivalent to unrated pools of whole loans or unrated securitized pools of mortgage loans, the Company assigns a series of ratings to different portions of the pool according to the Company's estimation of how the pool would currently be structured and rated if it were newly securitized. At September 30, 1996, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+. At December 31, 1995, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of A+; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+.

               An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its privately issued Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operations. When a loan or portions of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. During the three and nine months ended September 30, 1996 the Company provided for $515,895 and $1,324,080 in credit losses, respectively. During the three and nine months ended September 30, 1995 the Company provided for $84,044 and $143,079 in credit losses, respectively. During the three and nine months ended September 30, 1996 and September 30, 1995 the Company incurred no charge-offs. The reserve balance at September 30, 1996 and December 31, 1995 was $1,813,794 and $489,713, respectively.

NOTE 2.  MORTGAGE ASSETS

         Mortgage Assets Excluding IO Strip

         At September 30, 1996, Mortgage Assets, excluding IO Strips, consisted of the following:

                               FEDERAL HOME LOAN   FEDERAL NATIONAL      NON-AGENCY
                                    MORTGAGE          MORTGAGE            MORTGAGE
(IN THOUSANDS)                    CORPORATION        ASSOCIATION           ASSETS             TOTAL
                               -----------------   ----------------      ----------        -----------
Mortgage Assets, Gross            $   259,831        $   595,497        $   505,734        $ 1,361,062

Unamortized Discount                        0               (243)           (16,095)           (16,338)
Unamortized Premium                     7,243             15,650              6,980             29,873
                                  -----------        -----------        -----------        -----------
Amortized Cost                        267,074            610,904            496,619          1,374,597

Allowance for Credit Losses                 0                  0             (1,814)            (1,814)
Gross Unrealized Gains                    752              1,683              2,679              5,114
Gross Unrealized Losses                  (212)              (691)            (3,397)            (4,300)
                                  -----------        -----------        -----------        -----------
Estimated Fair Value              $   267,614        $   611,896        $   494,087        $ 1,373,597
                                  ===========        ===========        ===========        ===========

         At December 31, 1995, Mortgage Assets, excluding IO Strips, consisted of the following:

                                FEDERAL HOME    FEDERAL NATIONAL    NON-AGENCY
                                LOAN MORTGAGE       MORTGAGE         MORTGAGE
(IN THOUSANDS)                   CORPORATION      ASSOCIATION        ASSETS            TOTAL
                                -------------   ----------------    ----------       ---------
Mortgage Assets, Gross            $  46,160        $ 190,061        $ 207,404        $ 443,625

Unamortized Discount                      0             (313)         (16,719)         (17,032)
Unamortized Premium                     907            3,608            1,535            6,050
                                  ---------        ---------        ---------        ---------
Amortized Cost                       47,067          193,356          192,220          432,643

Allowance for Credit Losses               0                0             (490)            (490)
Gross Unrealized Gains                  334            1,033              874            2,241
Gross Unrealized Losses                (110)            (458)          (4,345)          (4,913)
                                  ---------        ---------        ---------        ---------
Estimated Fair Value              $  47,291        $ 193,931        $ 188,259        $ 429,481
                                  =========        =========        =========        =========

         At September 30, 1996 and December 31, 1995, all investments in Mortgage Assets consisted of interests in adjustable rate mortgages on residential properties. A majority of the Non-Agency Mortgage Asset properties are located in the State of California. The securitized interests in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest by those US government agencies. The original maturity of the vast majority of the Mortgage Assets is over a period of thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

         At September 30, 1996, the average annualized effective yield was 6.97% based on the amortized cost of the assets and 6.97% based on the fair value of the assets. At December 31, 1995, the average annualized effective yield on the Mortgage Assets was 7.66% based on the amortized cost of the assets and 7.74% based on the fair value of the assets.

         Most of the adjustable rate mortgage securities and loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime caps. At September 30, 1996 and December 31, 1995 the weighted average lifetime cap was 11.69% and 11.54%, respectively.

         IO Strips

         The amortized cost and fair value of the Company's IO Strips are summarized as follows:

(IN THOUSANDS)                           SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                         ------------------        -----------------
Amortized Cost                                $ 2,734                   $ 3,593
Gross Unrealized Gains                             42                         0
Gross Unrealized Losses                          (503)                     (830)
                                              -------                   -------
Estimated Fair Value                          $ 2,273                   $ 2,763
                                              =======                   =======

         The average annualized effective yield at September 30, 1996 on the IO Strips was 11.10% based on the amortized cost of the assets and 13.35% based on the fair value of the assets. The average annualized effective yield at December 31, 1995 on the IO Strips was 9.99% based on the amortized cost of the assets and 13.61% based on the fair value of the assets.

NOTE 3.  INTEREST RATE AGREEMENTS

         The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

(IN THOUSANDS)                           SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                         ------------------        -----------------
Amortized Cost                                 $ 3,286                  $ 2,521
Gross Unrealized Gains                              54                        0
Gross Unrealized Losses                         (2,467)                  (1,974)
                                               -------                  -------
Estimated Fair Value                           $   873                  $   547
                                               =======                  =======

         Cap Agreements

         The Company had forty outstanding Cap Agreements at September 30, 1996 and twenty-three outstanding Cap Agreements at December 31, 1995. Potential future earnings from each of these Cap Agreements are based on variations in the London Interbank Offered Rate ("LIBOR"). Three of the Cap Agreements at September 30, 1996 and December 31, 1995 had contractually stated notional amounts which vary over the life of the Cap Agreement. The sum of the notional amounts of the Company's Cap Agreements in effect was $482,500,000 and $302,000,000 at September 30, 1996 and December 31, 1995, respectively. The weighted average cap strike rate during the three and nine months ended September 30, 1996 was 7.11% and 7.18%. The weighted average cap strike rate during the three and nine months ended September 30, 1995 was 7.86% and 7.64%. Under these Cap Agreements the Company will receive cash payments should an agreed-upon reference rate, either one-month or three-month LIBOR, increase above the strike rates of the Cap Agreements.

         Cap Agreements outstanding at September 30, 1996 are as follows:

(DOLLARS IN THOUSANDS)   AVERAGE CAP                                                      EXPECTED
                        NOTIONAL FACE     AVERAGE CAP      LOW CAP         HIGH CAP      CAP EXPENSE
         YEAR               AMOUNT        STRIKE RATE    STRIKE RATE     STRIKE RATE    AMORTIZATION
         ----               ------        -----------    -----------     -----------    ------------
 1996 (last 3 months)      $421,571          7.29%          5.50%           12.00%        $    193
         1997               547,392          8.04%          5.50%           12.00%             822
         1998               269,657          8.73%          6.94%           12.00%             703
         1999               176,197          9.32%          6.94%           12.00%             529
         2000                97,889          9.06%          7.50%           10.00%             362
         2001                33,082          8.55%          7.50%            9.00%             220
         2002                24,616          8.68%          8.00%            9.00%             157
         2003                22,634          8.67%          8.00%            9.00%             145
         2004                21,834          8.67%          8.00%            9.00%             135
         2005                 5,216          8.53%          8.50%            9.00%              20
                                                                                          --------
            Total                                                                         $  3,286
                                                                                          ========

         Collar Agreement

         At September 30, 1996, the Company had entered into one outstanding collar agreement, consisting of the purchase of a cap agreement subsidized by the sale of a floor agreement. On the cap portion, the Company will receive net hedge income to the extent that three month LIBOR exceeds 7.50%. On the floor portion, the Company will incur a net hedge expense to the extent that three month LIBOR falls below 5.91%

         The Collar Agreement outstanding at September 30, 1996 is as follows:

                               NOTIONAL FACE                                                  EXPECTED
                                   AMOUNT                        CAP STRIKE      FLOOR     COLLAR EXPENSE
      EFFECTIVE PERIOD:        (IN THOUSANDS)       INDEX           RATE      STRIKE RATE   AMORTIZATION
      -----------------        --------------       -----           ----      -----------   ------------
October 1996 to July 1999         $20,000         3 mo LIBOR        7.50%        5.91%           $0

         Swap Agreements

         The Company has entered into three types of Interest Rate Swap Agreements summarized as follows:

         Fixed vs. Floating Rate Swap Agreements:
         The Company had six outstanding Fixed vs. Floating Rate Swap Agreements ("Fixed Pay Rate Swaps") at September 30, 1996 and one outstanding Fixed Pay Rate Swap at December 31, 1995. The sum of the notional amounts of the Company's Fixed Pay Rate Swaps in effect was $70,000,000 and $10,000,000 at September 30, 1996 and December 31, 1995,
         respectively. Under these swap agreements, the Company receives the 3 month LIBOR rate and pays the fixed rate shown below.

(DOLLARS IN THOUSANDS)        AVERAGE SWAP
                              NOTIONAL FACE        AVERAGE            LOW             HIGH
           YEAR                  AMOUNT            PAY RATE         PAY RATE        PAY RATE
           ----                  ------            --------         --------        --------
   1996 (last 3 months)         $ 82,554            6.30%            6.01%            6.97%
           1997                  109,699            6.27%            6.01%            7.18%
  1998 (first 5 months)           25,828            6.59%            6.40%            7.18%


         Periodic Swap Agreements:
         As of September 30, 1996, the Company had entered into three Periodic Swap Agreements designed to produce income to the Company in the event that the three month LIBOR rate rises sharply. In each of these swaps, the Company receives income on the notional face at a rate equal to three month LIBOR less 0.230% to 0.265% and pays income on the notional face on the lesser of (a) three month LIBOR or (b) the prior period's LIBOR plus 0.50%. The average notional face of these swaps is $110 million, with $90 million maturing in August 1999 and $20 million maturing in September 1999.

(DOLLARS IN THOUSANDS)        AVERAGE SWAP
                              NOTIONAL FACE     AVERAGE SPREAD     LOW SPREAD      HIGH SPREAD
           YEAR                  AMOUNT            RECEIVED         RECEIVED        RECEIVED
           ----                  ------            --------         --------        --------
   1996 (last 3 months)         $110,000           -0.255%          -0.265%          -0.230%
           1997                  110,000           -0.255%          -0.265%          -0.230%
           1998                  110,000           -0.255%          -0.265%          -0.230%
  1999 (first 9 months)           98,242           -0.257%          -0.265%          -0.230%


         Basis Swap Agreements:
         As of September 30, 1996, the Company had entered into five LIBOR/Treasury bill Basis Swap Agreements totaling $160 million. These Basis Swap Agreements, in conjunction with the Company's other swap and cap agreements, are designed to reduce the potential risks in that portion of the Company's balance sheet wherein Treasury-based assets are funded with LIBOR-based liabilities. The Basis Swap Agreements will produce net hedge income for the Company to the extent that three month LIBOR exceeds the average three month Treasury bill rate by 0.440% to 0.465% and will produce a net hedge expense for the Company to the extent that the spread between these two indices is narrower than 0.440% to 0.465%. Half of the Company's $160 million in Basis Swap Agreements were effective at the end of the third quarter of 1996; the remainder will be effective by

         December 31, 1996. The maturities of these Basis Swap Agreements are as follows: $30 million in June 1998, $50 million in December 1998, $30 million in June 1999 and $50 million in December 1999.

(DOLLARS IN THOUSANDS)        AVERAGE SWAP
                              NOTIONAL FACE     AVERAGE SPREAD     LOW SPREAD      HIGH SPREAD
           YEAR                  AMOUNT              PAID             PAID            PAID
           ----                  ------              ----             ----            ----
   1996 (last 3 months)         $ 61,087            0.450%           0.440%          0.465%
           1997                  160,000            0.453%           0.440%          0.465%
           1998                  144,877            0.455%           0.440%          0.465%
           1999                   64,712            0.464%           0.460%          0.465%

         The Company has incurred credit risk to the extent that the counter-parties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. Potential credit write offs are limited to the amortized cost of the Cap Agreements. In addition, for Cap, Swap and Collar Agreements, if one of the counter-parties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has entered into Interest Rate Agreements only with counter-parties rated A or better and has entered into Interest Rate Agreements with twelve different counter-parties in order to reduce the risk of credit exposure to any one counter-party.

         There have been no terminations of Interest Rate Agreements as of September 30, 1996 or December 31, 1995.

NOTE 4.  SHORT-TERM BORROWINGS

         The Company has entered into reverse repurchase agreements, notes payable and a revolving line of credit (together "Short-Term Borrowings") to finance acquisitions of a portion of its Mortgage Assets. These Short-Term Borrowings are collateralized by a portion of the Company's Mortgage Assets.

         In September 1996, the Company entered into a $20 million, one-year revolving line of credit agreement with a financial institution. The agreement requires that the Company maintain certain financial ratios. The Company is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR. At September 30, 1996, borrowings under this facility totaled $19,943,000 and were committed through October 15, 1996.

         At September 30, 1996 the Company had $1,225,094,000 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 5.782% and a weighted average maturity of 102 days. These borrowings were collateralized with $1,289,471,000 of Mortgage Assets. At December 31, 1995, the Company had $370,316,047 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 6.01% and a weighted average remaining maturity of 74 days. These borrowing were collateralized with $386,321,000 of Mortgage Assets.

         At September 30, 1996 and December 31, 1995, the Short-Term Borrowings had the following remaining maturities:

             (IN THOUSANDS)            SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                       ------------------      -----------------

             Within 30 days                    $  221,265             $   75,808
             30 to 90 days                        253,477                175,921
             Over 90 days                         750,352                118,587
                                               ----------             ----------
             Total Borrowings                  $1,225,094             $  370,316
                                               ==========             ==========

         For the three and nine months ended September 30, 1996, the average balance of Short-Term Borrowings was $999,229,000 and $696,725,000, respectively with a weighted average interest cost of 5.78% and 5.69%. For the three and nine months ended September 30, 1995 the average balance of Short-Term Borrowings was $159,794,000 and $134,431,000, respectively with a weighted average interest cost of 6.09% and 6.10%. The maximum balance outstanding during the nine months ended September 30, 1996 was $1,225,094,000. The maximum balance outstanding during the year ended December 31, 1995 was $370,316,000.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1996 and December 31, 1995. FASB statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                       SEPTEMBER 30, 1996               DECEMBER 31, 1995
                                                    -------------------------       -------------------------
                                                     CARRYING         FAIR            CARRYING        FAIR
             (IN THOUSANDS)                           AMOUNT          VALUE            AMOUNT         VALUE
                                                    ----------     ----------       ----------     ----------
             Assets
                   Mortgage Assets                  $1,373,597     $1,373,597       $  429,481     $  429,481
                   IO Strips                             2,273          2,273            2,763          2,763
                   Interest Rate Agreements                873            873              547            547

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

NOTE 6.  CLASS A CONVERTIBLE PREFERRED STOCK

         In 1994 the Company issued 1,666,063 shares of Class A Convertible Preferred Stock. The Class A Preferred Stock ranked senior to the Company's Common Stock as to dividends and liquidation rights. Concurrent with the completion of the Initial Public Offering on August 9, 1995, all 1,666,063 outstanding shares of Class A Convertible Preferred Stock converted into 1,667,134 shares of Common Stock.

NOTE 7.  CLASS B CONVERTIBLE PREFERRED STOCK

         On August 8, 1996, the Company issued 1,006,250 shares of Class B 9.74% Cumulative Convertible Preferred Stock. Each share of the Class B Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. The Class B Preferred Stock will be redeemable by the Company after September 30, 1999. The Class B Preferred Stock pays a dividend equal to the greater of (i) $0.755 per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Class B Preferred Stock is convertible. The Class B Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights.

NOTE 8.  STOCK PURCHASE WARRANTS

         At September 30, 1996 and December 31, 1995 there were 1,076,431 and 1,665,063 Warrants outstanding, respectively. Each Warrant entitles the holder to purchase 1.000667 shares of the Company's common stock at an exercise price of $15.00 per share. The Warrants remain exercisable until December 31, 1997.

NOTE 9.  STOCK OPTION PLAN

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

         The number of shares of Common Stock available under the Stock Option Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At September 30, 1996 and December 31, 1995, 983,097 and 142,060 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At September 30, 1996 and December 31, 1995, 168,333 ISOs had been granted. The exercise price for ISOs granted under the Stock Option Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Stock Option Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

         The Company's Stock Option Plan permits stock options granted under the plan to accrue DERs. For the three and nine months ended September 30, 1996, the DERs accrued on NQSOs resulted in non-cash charges to general and administrative expenses of $80,592 and $244,916, respectively. These non-cash charges were $7,200 for both the three and nine months ended September 30, 1995. DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of DER shares accrued are based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

         Information with respect to stock option and DER activity is as follows:

                                              NINE MONTHS ENDED             YEAR ENDED
                                             SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                             ------------------      -----------------
Outstanding options at beginning of period:             310,857                188,333
   Options granted                                       10,000                166,972
   Options exercised                                    (42,083)               (47,083)
   Dividend equivalent rights earned                      9,411                  2,635
                                                        -------                -------
Outstanding options at end of period                    288,185                310,857
                                                        =======                =======
Exercise price per share:
   For options exercised during period            $0.10 - $0.11          $0.10 - $0.11
   For options outstanding end of period         $0.10 - $24.63         $0.10 - $21.50

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

NOTE 10. DIVIDENDS

         On March 11, 1996 the Company declared a dividend of $2,539,833, or $0.46 per common share. This dividend was paid on April 19, 1996 to shareholders of record as of March 29, 1996. On June 14, 1996 the Company declared a dividend of $3,408,046, or $0.40 per common share. This dividend was paid on July 18, 1996 to shareholders of record as of June 28, 1996. On September 16, 1996 the Company declared a dividend of $388,413 and $3,627,861, or $0.386 per Class B preferred share and $0.40 per common share, respectively. These dividends were paid on October 21, 1996 to shareholders of record as of September 30, 1996.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

         As of September 30, 1996 the Company had entered into a commitment to purchase $23 million of Mortgage Assets for settlement in October 1996. At September 30, 1996 and December 31, 1995, the Company had no other outstanding commitments to purchase or sell Mortgage Assets or to purchase, sell or terminate Interest Rate Agreements. The Company also had no commitments to enter into additional reverse repurchase agreements or other borrowings.

         Rental expense for office properties under operating leases for the three and nine months ended September 30, 1996 was $28,647 and $79,108, respectively. Rental expense for office properties under operating leases for the three and nine months ended September 30, 1995 was $16,098 and $47,920, respectively.

         Future minimum rental commitments as of September 30, 1996 under noncancelable operating leases with initial or remaining terms of more than one year, are as follows:

                                                        MINIMUM RENTAL
                                                            COMMITMENT
                YEAR ENDING                   AS OF SEPTEMBER 30, 1996
               DECEMBER 31,                             (IN THOUSANDS)
               ------------                             --------------
                       1996                                         30
                       1997                                        121
                       1998                                        121
                       1999                                        121
                       2000                                        121
                       2001                                         40
                       ----                                       ----
                      Total                                       $554
                                                                  ====

         Because the lease is in the Company's name, the above amounts represent 100% of the minimum future rental commitments. However, the Company shares certain office expenses, such as lease payments and utilities, on a pro rata basis with GB Capital. GB Capital is owned by certain officers of the Company. This arrangement is covered by an Administrative Services and Facilities Sharing Agreement. For the three and nine months ended September 30, 1996, the Company was bearing 95% of the lease expenses and GB Capital was bearing 5%. For the three and nine months ended September 30, 1995, the Company was bearing 70% of the lease expenses and GB Capital was bearing 30%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes.

         SAFE HARBOR STATEMENT

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc. (the "Company") and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on Page 18 of the Company's preferred stock offering prospectus, dated August 8, 1996 (Registration Statement No. 333-08363).

         OVERVIEW

         Redwood Trust, Inc. is a mortgage finance company which acquires and manages mortgage assets using its equity and borrowed funds. The Company's source of earnings is net interest income, or the interest income earned on mortgages less the interest expense paid on borrowed funds. The Company believes its primary competitors are other financial institutions, such as banks and savings and loan institutions, which seek to earn spread income from managing mortgage assets. Compared to most of its competitors, the Company believes it benefits from a lower cost of operations and from its status as a Real Estate Investment Trust ("REIT"). As a REIT, the Company does not pay corporate Federal income taxes so long as the Company pays out as dividends an amount equal to at least 95% of its taxable income and satisfies certain other conditions.

         The Company's strategy is to focus solely on being a highly efficient spread lender. Instead of maintaining an in-house mortgage origination staff, the Company acquires mortgage assets from mortgage origination companies and from the secondary mortgage market. The Company out-sources mortgage servicing functions. Rather than build a retail branch banking system to gather deposits, the Company accesses borrowed funds in the capital markets. This strategy enables the Company to keep its operating costs low. In the third quarter of 1996, the Company's operating expenses to assets ratio was 0.23% and its efficiency ratio (operating expenses to net interest income) was 15%.

         As of September 30, 1996, all of the Company's mortgage assets consisted of adjustable-rate, first-lien mortgages on single-family properties or mortgage securities evidencing an interest in such mortgages. In the future, the Company may acquire fixed-rate single-family mortgage loans as well as mortgage loans on multi-family or commercial properties.

         The Company acquires individual whole mortgage loans (9% of total mortgage assets as of September 30, 1996), mortgage securities evidencing an interest in pools of mortgage loans which have been fully insured against credit losses by one of the Federal government mortgage agencies (64%), mortgage securities which have partial private-sector credit-enhancement through insurance, subordination, or other means sufficient to warrant an investment-grade credit rating from one of the nationally-recognized credit rating firms (25%), and mortgage securities which are subordinated and have higher levels of credit risk such that they have received a rating below BBB (2%). The average credit rating equivalent of the Company's mortgage assets is AA+.

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

         As of September 30, 1996, 69% of the non-FNMA, non-FHLMC mortgage assets owned by the Company were secured by single-family residential properties located in California. Management believes that the economy and the trend of residential housing values in California have been generally stable to improving in the first nine months of 1996.

         The coupon rate the Company earns on its mortgage assets increases or falls in conjunction with changes in short-term interest rates, as does the rate the Company pays on its borrowings. The coupon rate on each mortgage generally adjusts on a one, six or twelve month cycle; the average term-to-next-adjustment for all of the Company's mortgage assets was 4 months as of September 30, 1996. Borrowings have maturities ranging from one to twelve months; the average term-to-next-adjustment for borrowings was 2.4 months as of September 30, 1996. Coupon rate adjustments on the Company's mortgages are limited by periodic and lifetime caps; the Company's hedging program seeks to mitigate the negative effects such coupon caps may have on spread income should short-term interest rates increase rapidly. Because the Company's adjustable-rate earning assets exceed its liabilities, the Company believes that rising short-term interest rates may lead to higher net earnings after a lag period, all other factors being equal. Similarly, falling short-term interest rates may lead to reduced net earnings after a lag period.

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

         To date, the Company has grown rapidly by issuing new capital and acquiring new mortgage assets. While the Company believes such growth has significantly increased its long-term earnings per share potential, the near-term effect has been a reduction in reported earnings per share as compared to what earnings likely would have been without such growth. The Company intends to continue to pursue growth when management believes that such growth is likely to be additive to earnings per share potential.

         In the third quarter of 1996, the Company issued 1,006,250 shares of Class B 9.74% Cumulative Convertible Preferred Stock. For purposes of calculating net income available to common shareholders, the dividends payable on these preferred shares is deducted. Given the characteristics of this preferred stock, the Company includes it in its equity base for determining selected performance ratios.


         RESULTS OF OPERATIONS: THREE MONTHS ENDING SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDING SEPTEMBER 30, 1995 AND FIRST NINE MONTHS OF 1996 VERSUS FIRST NINE MONTHS OF 1995

         REPORTING PERIODS

         The 1994 fiscal year ("fiscal 1994") commenced with the start of Company operations on August 19, 1994 and finished December 31, 1994. All subsequent reporting periods correspond to their calendar equivalents.

         CHANGE IN CALCULATION METHOD FOR CERTAIN PREVIOUSLY REPORTED YIELDS AND RATIOS

         Certain previously reported yields and ratios have been changed for this report due to a number of changes in calculation methods, including a change in the "day-count" convention used by the Company and an adjustment to average daily balance figures. These changes are not material, however, management has made these changes in an effort to make the presentation of these figures more useful and consistent.

         NET INCOME SUMMARY

         Net earnings in the third quarter of 1996 were $3.0 million, an increase of 200% over the $1.0 million the Company earned in the third quarter of 1995. The primary reason total earnings increased was that average assets increased by nearly $1 billion, or 438%, from the 1995 period to the 1996 period. For a similar reason, net earnings in the first nine months of 1996 of $7.5 million represent a more than fourfold increase over net earnings of $1.8 million in the first nine months of 1995. The table below presents the Company's quarterly net income by major income and expense category.

                                     TABLE 1
                                   NET INCOME

                                                        Interest
                                                          Rate         Net          Credit
                            Interest     Interest      Agreement     Interest      Provision     Operating
                             Income       Expense       Expense       Income        Expense      Expenses
                             ------       -------       -------       ------        -------      --------
                                                       (dollars in thousands)
1995, 1st Nine Months       $ 9,116       $ 6,155       $   210       $ 2,751       $   143       $   763
1996, 1st Nine Months        41,403        29,724           756        10,923         1,324         1,758

Fiscal 1994                 $ 1,296       $   760       $     8       $   528       $     0       $   146
1995, Quarter 1               2,170         1,533            16           621            19           201
1995, Quarter 2               2,961         2,191            82           688            40           198
1995, Quarter 3               3,986         2,432           112         1,442            84           364
1995, Quarter 4               6,610         4,453           129         2,029           350           368
1996, Quarter 1               9,131         6,202           151         2,777           331           492
1996, Quarter 2              12,901         9,075           255         3,571           477           594
1996, Quarter 3              19,371        14,447           349         4,575           516           672

                           Net Income                  Net Income
                             Before                      After
                            Preferred    Preferred     Preferred
                            Dividends    Dividends     Dividends
                            ---------    ---------     ---------
                                   (dollars in thousands)
1995, 1st Nine Months       $ 1,845       $     0       $ 1,845
1996, 1st Nine Months         7,841           388         7,453

Fiscal 1994                 $   382       $     0       $   382
1995, Quarter 1                 401             0           401
1995, Quarter 2                 450             0           450
1995, Quarter 3                 994             0           994
1995, Quarter 4               1,311             0         1,311
1996, Quarter 1               1,954             0         1,954
1996, Quarter 2               2,500             0         2,500
1996, Quarter 3               3,387           388         2,999


         Earnings per share in the third quarter of 1996 were $0.32, representing an increase of 33% over the $0.24 per share earned in the third quarter of 1995. Earnings per share increased due to an increase in return on average equity from 7.66% to 9.41% and an increase in the equity per share the Company had available with which to generate earnings from $13.14 to $16.23. Equity (or book value) per share increased due to accretive stock offerings at prices in excess of book value in April 1996 (common stock) and August 1996 (preferred stock). Third quarter 1996 earnings per share were 10% higher than the $0.29 reported in the second quarter of 1996. This quarterly EPS increase also resulted from an increase in return on average equity and an increase in the book value per share.

         Two factors served to limit the Company's return on average equity during the third quarter of 1996. The Company was under-invested in mortgage assets relative to its equity base and capital policy guidelines, with 84% of the Company's capital base employed in earning assets on average during the quarter. In addition, the Company estimates that the average coupon during the period of 7.52% was 0.47% below the average fully-indexed coupon level for this period. This lower-than-full-potential coupon was primarily a result of the rapid pace of acquisitions of mortgages during the second and third quarter. The newly acquired mortgages had coupons which were less than fully-indexed. As of September 30, 1996, the average coupon rate on the Company's assets was 0.36% below the fully-indexed level.

         For the first nine months of 1996, earnings per share were $0.90, an increase of 34% versus the comparable period in 1995. Return on average equity for the two nine month periods increased from 7.64% to 9.63% and book value per share increased from $13.14 to $16.23.

         The table below presents information on shares outstanding, earnings per share, book value per share and return on average equity (ROE).

                                     TABLE 2
                    EARNINGS PER SHARE, BOOK VALUE PER SHARE
                          AND RETURN ON AVERAGE EQUITY

                                                                                     BOOK VALUE                 RETURN
                                                                     BOOK VALUE      PER COMMON                   ON
                             AVERAGE      POTENTIAL                  PER COMMON     AND PREFERRED    RETURN     AVERAGE    EARNINGS
                            NUMBER OF     DILUTION       TOTAL          SHARE           SHARE          ON       COMMON        PER
                             COMMON        DUE TO      NUMBER OF     OUTSTANDING     OUTSTANDING    AVERAGE       AND       PRIMARY
                             SHARES       WARRANTS      PRIMARY          AT              AT          COMMON    PREFERRED     SHARE
                           OUTSTANDING   AND OPTIONS     SHARES     END OF PERIOD   END OF PERIOD    EQUITY     EQUITY      ("EPS")
                           -----------   -----------     ------     -------------   -------------    ------     ------      -------
1995, 1st Nine Months       2,571,888      175,754     2,747,642       $13.14         $ 13.14         7.64%      7.64%      $ 0.67
1996, 1st Nine Months       7,360,916      885,899     8,246,815        14.75           16.23         9.60%      9.63%        0.90

Fiscal 1994                 1,676,080      240,766     1,916,846       $10.82         $ 10.82         5.40%      5.40%      $ 0.20
1995, Quarter 1             1,874,395      240,766     2,115,161        11.93           11.93         7.36%      7.36%        0.19
1995, Quarter 2             1,874,395      188,699     2,063,094        12.02           12.02         7.97%      7.97%        0.22
1995, Quarter 3             3,944,129      239,009     4,183,138        13.14           13.14         7.66%      7.66%        0.24
1995, Quarter 4             5,516,310      563,197     6,079,507        12.38           12.38         7.28%      7.28%        0.22
1996, Quarter 1             5,521,376      608,211     6,129,587        12.34           12.34        11.37%     11.37%        0.32
1996, Quarter 2             7,813,974      786,258     8,600,232        14.59           14.59         8.88%      8.88%        0.29
1996, Quarter 3             8,732,326      783,848     9,516,174        14.75           16.23         9.32%      9.41%        0.32

         DIVIDEND SUMMARY

         Dividends paid to common shareholders for the third quarter of 1996 were $0.40 per share, which was twice the $0.20 dividend paid in the same quarter one year earlier. Dividends paid to preferred shareholders were $0.386 per share, reflecting the minimum quarterly preferred dividend of $0.755 pro-rated for the partial period from the preferred stock issuance date to the end of the quarter. No such preferred stock was outstanding a year earlier. Total dividends (common plus preferred) paid for the third quarter of 1996 were $4.0 million versus $1.1 million paid for the same time period in 1995.

         Dividends in the first nine months of 1996 were $1.26 per share, an increase of 80% over the $0.70 per share dividend paid in the first nine months of 1995. Total dividends paid for the first nine months of 1996 were $10.0 million; total dividends paid for the same period the prior year were $1.9 million.

                                     TABLE 3
                                    DIVIDENDS

                                       TAXABLE
                                       INCOME
                                        AFTER
                                      PREFERRED                                                                         TOTAL
                         COMMON       DIVIDENDS                                PREFERRED                               COMMON
                         SHARES          PER         COMMON                     SHARES       PREFERRED                   AND
                       OUTSTANDING     COMMON       DIVIDEND       TOTAL      OUTSTANDING    DIVIDEND       TOTAL     PREFERRED
                         EARNING        SHARE       DECLARED       COMMON       EARNING      DECLARED     PREFERRED   DIVIDENDS
                        DIVIDEND     OUTSTANDING    PER SHARE     DIVIDEND     DIVIDEND      PER SHARE    DIVIDEND    DECLARED
                        --------     -----------    ---------     --------     --------      ---------    --------    --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1995, 1st Nine Months   2,766,134       $0.73         $0.70        $1,936              0      $0.000        $  0       $1,936
1996, 1st Nine Months   7,599,794        1.28          1.26         9,576      1,006,250       0.386         388        9,964


Fiscal 1994             1,401,904       $0.25         $0.25        $  350              0      $0.000        $  0       $  350
1995, Quarter 1         1,666,063        0.25          0.20           333              0       0.000           0          333
1995, Quarter 2         1,666,063        0.32          0.30           500              0       0.000           0          500
1995, Quarter 3         5,516,313        0.20          0.20         1,103              0       0.000           0        1,103
1995, Quarter 4         5,517,299        0.33          0.26         1,435              0       0.000           0        1,435
1996, Quarter 1         5,521,376        0.46          0.46         2,540              0       0.000           0        2,540
1996, Quarter 2         8,520,116        0.37          0.40         3,408              0       0.000           0        3,408
1996, Quarter 3         9,069,653        0.40          0.40         3,628      1,006,250       0.386         388        4,016

         The Company's policy is to distribute over time as dividends 100% of its earnings as calculated for tax purposes. Through September 30, 1996, cumulative taxable income has exceeded cumulative dividends paid or declared by $0.2 million; the Company intends to distribute this excess taxable income as part of the Company's regular quarterly dividend in the future.

         Taxable income currently exceeds income as calculated according to generally accepted accounting principles (GAAP income) because (i) taxable income credit expense equals actual credit losses rather than credit provisions (actual credit losses through September 30, 1996 have been minor), (ii) amortization methods differ for discount that has been created when mortgages have been acquired at a price below principal value, (iii) dividend equivalent rights which accrue on stock options are deducted from GAAP income as an operating expense but are not deducted from taxable income, and (iv) operating expenses differ in certain other aspects. Management believes taxable income is a closer approximation of current cash flow generation than is GAAP income.

         Dividends per share have exceeded earnings per share because taxable income has exceeded GAAP income and because the number of shares eligible at quarter end to receive a dividend has generally been smaller than the number of primary shares used to calculate earnings per share. The table below presents the major differences between GAAP and taxable income.

                                     TABLE 4
                                 TAXABLE INCOME

                                                     TAXABLE
                                                    OPERATING
                            GAAP                     EXPENSES      TAXABLE      TAXABLE       TAXABLE       TAXABLE
                         NET INCOME    TAXABLE         AND          INCOME       INCOME        INCOME       INCOME
                           BEFORE       CREDIT       MORTGAGE       BEFORE       AFTER         RETURN       RETURN
                          PREFERRED    EXPENSE     AMORTIZATION   PREFERRED    PREFERRED     ON COMMON     ON TOTAL
                          DIVIDENDS  DIFFERENCES   DIFFERENCES    DIVIDENDS    DIVIDENDS       EQUITY       EQUITY
                          ---------  -----------   -----------    ---------    ---------       ------       ------
                                                           (DOLLARS IN THOUSANDS)
1995, 1st Nine Months      $ 1,845     $  143        $   31        $ 2,019      $ 2,019         8.36%        8.36%
1996, 1st Nine Months        7,841      1,324           574          9,739        9,351        12.05%       11.96%

Fiscal 1994                   $382     $    0        $ (28)        $   354      $   354         4.99%        4.99%
1995, Quarter 1                401         19          (12)            408          408         7.48%        7.48%
1995, Quarter 2                450         40            38            528          528         9.37%        9.37%
1995, Quarter 3                994         84             5          1,082        1,082         8.35%        8.35%
1995, Quarter 4              1,311        347           156          1,814        1,814        10.08%       10.08%
1996, Quarter 1              1,954        331           264          2,549        2,549        14.83%       14.83%
1996, Quarter 2              2,500        477           165          3,142        3,142        11.16%       11.16%
1996, Quarter 3              3,387        516           145          4,048        3,660        11.37%       11.25%

         COUPON INCOME ON MORTGAGE ASSETS

         The average coupon on the Company's mortgage assets was 7.52% during the third quarter of 1996, an increase from the 7.47% average coupon rate in the second quarter of 1996. The coupon rate in the third quarter rose because (i) the short-term interest rate indices which determine coupons on mortgage assets increased (as approximated in the table below by the increase in the six month average of the six-month LIBOR rate) and (ii) towards the end of the third quarter, coupons on the mortgage assets which the Company acquired in the second and third quarters began to adjust towards their fully-indexed levels.

         In the second and third quarter of 1996, the Company acquired $940 million in mortgage assets; these new assets represented a substantial portion of the Company's total mortgage assets as of September 30, 1996. These assets were generally acquired with initial coupon rates below their fully-indexed rate and, as of the end of the third quarter, many of these new mortgage assets had not yet had a coupon adjustment since being acquired by the Company.

         In the last few quarters the Company has generally been acquiring mortgages at a premium price to the face value of the mortgages. In the third quarter of 1996, the average historical amortized cost of the mortgages on the Company's books moved above par. As a result, the average coupon yield (coupon income divided by the adjusted average mortgage acquisition price) in the third quarter of 1996 of 7.44% was lower than the average coupon rate of 7.52%.

         In the third quarter of 1995, the coupon rate was 7.29%, or 0.77% lower than the estimated average fully-indexed rate during the quarter. This gap between the coupon rate and the fully-indexed rate was due primarily to the acquisition of mortgages in late 1994 and early 1995 that had low initial coupon rates. Since many of these mortgage acquisitions were made at a discount price, the yield on the mortgages was higher than the low coupon would suggest due to the Company's low basis in the assets and the boost to income from discount amortization.

         The table below presents the Company's average coupon rates and coupon yields on its mortgage assets as compared to the fully-indexed rates and a benchmark of the six month average of the six-month LIBOR rate.

                                     TABLE 5
                        COUPON INCOME ON MORTGAGE ASSETS

                                                                          AVERAGE
                                                                           COUPON     AVERAGE    AVERAGE
                                                  AVERAGE                  VERSUS      FULLY-     COUPON
                                      AVERAGE     COUPON     SIX MONTH   SIX MONTH    INDEXED     VERSUS
                                     PRINCIPAL     RATE     AVERAGE OF   AVERAGE OF     RATE      FULLY     AVERAGE     AVERAGE
                           COUPON    VALUE OF     DURING     SIX-MONTH   SIX-MONTH     DURING    INDEXED      BOOK       COUPON
                           INCOME    MORTGAGES    PERIOD       LIBOR       LIBOR       PERIOD      RATE      PRICE       YIELD
                           ------    ---------    ------       -----       -----       ------      ----      -----       -----
                                                          (DOLLARS IN THOUSANDS)
1995, 1st Nine Months     $ 8,457   $  163,880     6.88%       6.28%       0.60%        8.32%     (1.44%)    98.84%      6.96%
1996, 1st Nine Months      43,724      773,571     7.54%       5.59%       1.95%        7.82%     (0.28%)   100.21%      7.52%

Fiscal 1994               $ 1,102   $   50,070     6.09%       5.07%       1.02%        8.68%     (2.59%)   100.02%      6.09%
1995, Quarter 1             1,940      122,835     6.32%       6.25%       0.07%        8.75%     (2.44%)    99.47%      6.35%
1995, Quarter 2             2,738      160,537     6.82%       6.48%       0.34%        8.33%     (1.51%)    98.53%      6.92%
1995, Quarter 3             3,779      207,338     7.29%       6.10%       1.19%        8.06%     (0.77%)    98.71%      7.39%
1995, Quarter 4             6,682      352,251     7.59%       5.82%       1.77%        7.74%     (0.16%)    99.27%      7.64%
1996, Quarter 1             9,445      488,762     7.73%       5.62%       2.11%        7.43%      0.30%     98.85%      7.82%
1996, Quarter 2            13,722      734,347     7.47%       5.49%       1.98%        7.82%     (0.35%)    99.95%      7.48%
1996, Quarter 3            20,557    1,094,081     7.52%       5.65%       1.87%        7.99%     (0.47%)   100.98%      7.44%

         AMORTIZATION OF PREMIUM AND DISCOUNT AND EFFECTS OF CHANGES IN MORTGAGE PRINCIPAL REPAYMENT RATES

         The average annualized principal repayment rate of the Company's mortgage assets in the third quarter was 28%. The comparable rate was 16% for the third quarter of 1995. Annualized mortgage principal repayments averaged 28% for the first nine months of 1996 and 11% for the first nine months of 1995.

         The primary direct earnings impact of changes in the rate of mortgage principal repayment is the effect on the rate at which the Company amortizes (as an expense) premium balances paid on the acquisition of mortgage assets. The Company writes off premium at a rate equal to the actual monthly mortgage principal repayment rate of the associated mortgage assets. Due to the increase in mortgage principal repayment speeds, the average annualized rate of premium amortization was 25% of the premium balance in the third quarter of 1996 versus 15% in the same quarter a year earlier.

         The amortization of discount into income serves to partially offset the effects of premium amortization. The rate at which the Company amortizes discount balances into income, however, is far less sensitive to short-term changes in the rate of mortgage principal repayment.

         The Company recognizes two types of discount. When the Company is able to acquire high-credit-quality mortgage assets at a discount due to very low initial coupon rates, the Company amortizes the associated discount into income in the short-term to offset the effect of the low coupon. In early 1995, most of the Company's discount balances were of this type. Accordingly, the Company took its discount balances into income at a rapid rate. Virtually all of this type of discount had been taken into income by the end of the third quarter of 1995.

         When the Company acquires discount mortgage assets that have a material amount of credit risk, the Company uses what management believes to be conservative assumptions regarding the future cash flows of such mortgages to determine a discount amortization schedule for that asset. The result is that such discount is amortized into income at a relatively slow rate which does not fluctuate significantly with short-term changes in the actual rate of mortgage principal repayment even though more rapid principal repayments may benefit the long-term economics of owning these discount mortgages. As shown in the table below, despite rapid principal repayment rates, the annualized discount amortization rate was 7% of the discount balance in third quarter and was 6% for the first nine months of 1996.

         As a result of the Company's methods of amortizing premium and discount, faster mortgage principal repayment speeds have led to lower earnings in 1996 than would otherwise have been reported. In calculating its interest income for the third quarter of 1996, the Company added $0.27 million in discount amortization to its coupon income and then deducted $1.71 million in premium amortization. As shown in Table 7, the net effect in the third quarter of premium and discount amortization was a reduction in net mortgage yield of 0.49%. In the third quarter of 1995, the net effect of amortization was to add 0.30% to the net mortgage yield. For the first nine months of 1996, the reduction in net mortgage yield due to amortization was 0.47%; for the same period in 1995, amortization added 0.48% to the net mortgage yield.

         The Company's earnings sensitivity to changes in the mortgage principal repayment rate has been increasing as the Company continues to acquire mortgage assets at premium prices. Management believes that the sensitivity of earnings to a one percentage point change in the mortgage principal repayment rate, all other factors being equal, was approximately $0.01 per share per quarter as of September 30, 1996.

                                     TABLE 6
                         AMORTIZATION ON MORTGAGE ASSETS

                                                                                            NET                    NET        NET
                                               ANNUAL                          ANNUAL     AVERAGE      NET      MORTGAGE    MORTGAGE
                        AVERAGE                RATE OF   AVERAGE              RATE OF    PREMIUM/     AMORT     PRINCIPAL  PRINCIPAL
                        DISCOUNT   DISCOUNT   DISCOUNT   PREMIUM   PREMIUM    PREMIUM     (DISC)     INCOME/    REPAYMTS    REPAYMT
                        BALANCE      AMORT      AMORT    BALANCE    AMORT      AMORT      BALANCE   (EXPENSE)   RECEIVED      RATE
                        -------      -----      -----    -------    -----      -----      -------   ---------   --------      ----
                                                                    (DOLLARS IN THOUSANDS)
1995, 1st Nine Months     $ 3,678        $751       27%   $ 1,779     $  176        13%   $ (1,899)  $   575    $ 13,927       11%
1996, 1st Nine Months      16,716         693        6%    18,344      3,682        27%      1,628    (2,989)    162,814       28%

Fiscal 1994                  $440        $101       63%   $   450     $   19        12%   $     10   $    82    $  1,244        7%
1995, Quarter 1             1,440         234       65%       785         19        10%       (655)      215       2,673        9%
1995, Quarter 2             3,528         237       27%     1,175         34        12%     (2,353)      203       2,934        7%
1995, Quarter 3             6,017         280       19%     3,351        123        15%     (2,666)      157       8,319       16%
1995, Quarter 4            10,889         210        8%     8,314        429        21%     (2,575)     (219)     24,898       28%
1996, Quarter 1            16,941         177        4%    11,299        707        25%     (5,642)     (530)     32,814       27%
1996, Quarter 2            16,739         245        6%    16,402      1,268        31%       (337)   (1,023)     53,058       29%
1996, Quarter 3            16,471         271        7%    27,233      1,706        25%     10,762    (1,435)     76,942       28%

         EARNING ASSET YIELD

         The Company's earning assets consist of its mortgage assets and its cash balances. The mortgage asset yield is a function of the coupon yield and the amortization of premium and discount. The cash yield is a function of short-term interest rates and other factors. The earning asset yield in the third quarter of 1996 was 6.92%, or 1.27% over the six month average of six-month LIBOR. The margin between the earning asset yield and the level of short-term interest rates narrowed in this quarter, for the most part due to the Company's rapid growth. The earning asset yield was 7.64%, or 1.54% over the six month average of six-month LIBOR, in the third quarter of 1995. For the first nine months of 1996, the earning asset yield was 7.02% (1.43% over average LIBOR) and in the first nine months of 1995 the earning asset yield was 7.41% (1.13% over average LIBOR).

                                     TABLE 7
                               EARNING ASSET YIELD

                                      EFFECT OF                                                         YIELD VS.
                                         NET                                              SIX-MONTH     SIX-MONTH
                                      DISCOUNT/       NET                     EARNING     AVERAGE OF    AVERAGE OF
                           COUPON     (PREMIUM)     MORTGAGE       CASH        ASSET      SIX-MONTH     SIX-MONTH
                            YIELD    AMORTIZATION    YIELD        YIELD        YIELD        LIBOR         LIBOR
                            -----    ------------    -----        -----        -----        -----         -----
1995, 1st Nine Months       6.96%        0.48%       7.44%        5.41%        7.41%        6.28%          1.13%
1996, 1st Nine Months       7.52%       (0.47%)      7.05%        5.58%        7.02%        5.59%          1.43%

Fiscal 1994                 6.09%        0.53%       6.62%        4.73%        6.40%        5.07%          1.33%
1995, Quarter 1             6.35%        0.77%       7.12%        4.96%        7.09%        6.25%          0.84%
1995, Quarter 2             6.92%        0.49%       7.42%        5.57%        7.40%        6.48%          0.92%
1995, Quarter 3             7.39%        0.30%       7.68%        5.53%        7.64%        6.10%          1.54%
1995, Quarter 4             7.64%       (0.24%)      7.40%        5.48%        7.34%        5.82%          1.52%
1996, Quarter 1             7.82%       (0.37%)      7.45%        5.93%        7.40%        5.62%          1.78%
1996, Quarter 2             7.48%       (0.51%)      6.97%        5.61%        6.94%        5.49%          1.45%
1996, Quarter 3             7.44%       (0.49%)      6.95%        5.30%        6.92%        5.65%          1.27%

         COST OF BORROWED FUNDS AND HEDGING AND THE INTEREST RATE SPREAD

         From the second to the third quarter of 1996, the cost of borrowed funds increased from 5.57% to 5.78%. This increase was due primarily to an increase in short-term interest rates (as shown in Table 8 by an increase in the six month average of six-month LIBOR) and to an increase in the percentage of the balance sheet consisting of whole loans (which, on average, are more costly to fund than securitized mortgage assets). The cost of hedging declined slightly, from 0.16% of average borrowed funds in the second quarter to 0.14% in the third quarter. The all-in cost of funds and hedging was 5.92% for the third quarter of 1996. The all-in cost of funds and hedging in the third quarter of 1995 was 6.37%. In the third quarter of both of these years, the all-in cost of funds and hedging was 0.27% over the average LIBOR rate.

         For the first nine months of 1995 and 1996, the all-in cost of funds and hedging was 6.31% and 5.83%, respectively. The all-in cost of funds for these periods was 0.03% and 0.24% over the six month average of six-month LIBOR.

         Hedging costs, or interest rate agreement expenses, consist of the amortization of premium paid for interest rate cap agreements, net of any income received, plus the net on-going expense or income from interest rate swap and collar agreements. In an interest rate cap agreement, the Company pays an up-front premium to a counter-party; the counter-party will make payments to the Company if LIBOR rises above a certain level. In an interest rate swap agreement, the Company typically does not make an up-front payment. The Company agrees to pay a fixed rate of interest to a counter-party on a certain notional amount; the counter-party in turn pays to the Company a floating rate of interest on the same notional amount. In a collar agreement, the Company generally does not make an initial payment, will incur a hedge expense if the index falls below the floor strike rate and will have hedge income if the index exceeds the cap strike rate. The Company has also entered into a periodic cap designed to serve as a hedge against short-term interest rates rising faster than 0.50% per quarter. In addition, the Company has entered into Treasury versus LIBOR basis swaps to reduce potential risks arising from Treasury-based mortgage assets funded with LIBOR-based borrowings. These basis swaps will provide increased income to the Company should short-term LIBOR rates increase relative to short-term Treasury rates and will increase hedging expense for the Company should that spread narrow. See "Note 3. Interest Rate Agreements" to the Notes to Financial Statements for further details.

         Hedging costs in the third quarter of 1996 and the first nine months of 1996 were lower relative to the size of the balance sheet than in the same time periods of 1995 due to a flatter yield curve and lower levels of interest rate volatility in 1996. In addition, the Company reduced its hedging activities somewhat in the second and third quarters of 1996 in conjunction with the extension of the maturities of its borrowings.

         The interest rate spread is the difference between the earning asset yield and the all-in cost of funds and hedging; it measures the profitability of that portion of the balance sheet wherein earning assets are funded with borrowings. The interest rate spread for the third quarter of 1996 was 1.00%. This was lower than the 1.21% earned in the second quarter of 1996 and the 1.27% earned in the third quarter of 1995. As discussed above, the compression of the spread in the third quarter is primarily a product of the Company's rapid growth in the second and third quarters.

         The interest rate spread in the first nine months of 1996 of 1.19% was slightly wider than the spread in the first nine months of 1995 of 1.10%. Relative to 1995, increased asset yields (relative to short-term interest rates) and lower hedging costs in 1996 offset a higher cost of funds (relative to short-term interest rates).

                                     TABLE 8
                       COST OF BORROWED FUNDS AND HEDGING

                                                                                          COST OF
                                                   COST OF                               FUNDS AND
                                                  FUNDS VS.                   COST      HEDGING VS.
                                     SIX MONTH    SIX-MONTH                    OF        SIX-MONTH
                                     AVERAGE OF   AVERAGE OF                 FUNDS      AVERAGE OF    EARNING    INTEREST
                          COST OF    SIX-MONTH    SIX-MONTH     COST OF       AND        SIX-MONTH     ASSET       RATE
                           FUNDS       LIBOR        LIBOR       HEDGING     HEDGING        LIBOR       YIELD      SPREAD
                           -----       -----        -----       -------     -------        -----       -----      ------
1995, 1st Nine Months      6.10%       6.28%       (0.17%)       0.21%       6.31%         0.03%       7.41%       1.10%
1996, 1st Nine Months      5.69%       5.59%        0.10%        0.14%       5.83%         0.24%       7.02%       1.19%

Fiscal 1994                5.55%       5.07%        0.48%        0.06%       5.61%         0.54%       6.40%       0.79%
1995, Quarter 1            5.96%       6.25%       (0.29%)       0.06%       6.02%        (0.23%)      7.09%       1.07%
1995, Quarter 2            6.26%       6.48%       (0.22%)       0.23%       6.49%         0.01%       7.40%       0.91%
1995, Quarter 3            6.09%       6.10%       (0.01%)       0.28%       6.37%         0.27%       7.64%       1.27%
1995, Quarter 4            6.04%       5.82%        0.22%        0.18%       6.22%         0.40%       7.34%       1.12%
1996, Quarter 1            5.69%       5.62%        0.07%        0.14%       5.83%         0.21%       7.40%       1.57%
1996, Quarter 2            5.57%       5.49%        0.08%        0.16%       5.73%         0.24%       6.94%       1.21%
1996, Quarter 3            5.78%       5.65%        0.13%        0.14%       5.92%         0.27%       6.92%       1.00%

         CREDIT PROVISIONS

         Credit provisions for the third quarter of 1996 were $0.52 million, or 0.18% of average assets and 1.43% of average equity during the quarter. In the third quarter of 1995, credit provisions were $0.08 million, or 0.16% of average assets and 0.65% of average equity. Credit provisions were lower in the third quarter of 1995 as the Company had not yet acquired its whole loans or many of the mortgage securities rated below BBB which it currently owns. These credit expenses represent provisions only; there were no actual credit losses in either of these periods.

         For similar reasons, the credit provisions for the first nine months of 1996 of $1.32 million (equaling 0.22% of average assets and 1.63% of average equity) were higher than the credit provisions for the same time period in 1995 of $0.14 million (which equaled 0.11% of average assets and 0.59% of average equity). There were no actual credit losses in either of these periods.

         The Company takes on-going quarterly credit provisions to build a credit reserve for possible future losses from its mortgage assets. Such credit provisions were taken at a rate of approximately $113,000 per month during the third quarter of 1996. In addition, each quarter the Company takes a provision of 0.30% of the balance of whole loans acquired during that quarter plus the amount of any interest accrued on non-performing assets. In the third quarter, this portion of the provision totaled $178,000. The rate at which the Company takes credit provisions may be adjusted in the future based on the Company's review of credit reserve adequacy.

         The table below summarizes the Company's credit provisions and actual credit losses. Please also see "Financial Condition -- Credit Reserves" below.

                                     TABLE 9
                   CREDIT PROVISIONS AND ACTUAL CREDIT LOSSES

                           CREDIT      CREDIT                  ACTUAL      ACTUAL                ANNUALIZED   ANNUALIZED
                         PROVISIONS  PROVISIONS                CREDIT      CREDIT      TOTAL       CREDIT       CREDIT
                             ON          ON         TOTAL     LOSSES ON   LOSSES ON    ACTUAL    PROVISIONS   PROVISIONS
                            WHOLE    SECURITIZED   CREDIT       WHOLE    SECURITIZED   CREDIT    TO AVERAGE   TO AVERAGE
                            LOANS      ASSETS    PROVISIONS     LOANS      ASSETS      LOSSES      ASSETS       EQUITY
                            -----      ------    ----------     -----      ------      ------      ------       ------
                                                              (DOLLARS IN THOUSANDS)
1995, 1st Nine months       $  0       $  143      $  143        $ 0         $ 0        $ 0         0.11%        0.59%
1996, 1st Nine months        313        1,011       1,324          0           0          0         0.22%        1.63%

Fiscal 1994                 $  0       $    0      $    0        $ 0         $ 0        $ 0         0.00%        0.00%
1995, Quarter 1                0           19          19          0           0          0         0.06%        0.34%
1995, Quarter 2                0           40          40          0           0          0         0.10%        0.72%
1995, Quarter 3                0           84          84          0           0          0         0.16%        0.65%
1995, Quarter 4               79          271         350          0           4          4         0.38%        1.95%
1996, Quarter 1               (5)         336         331          0           0          0         0.26%        1.93%
1996, Quarter 2              140          337         477          0           0          0         0.25%        1.69%
1996, Quarter 3              178          338         516          0           0          0         0.18%        1.43%

         OPERATING EXPENSES

         Operating expenses were $0.67 million in the third quarter of 1996. This was an increase from the $0.36 million of operating expenses incurred in the same quarter in 1995. Nevertheless, the Company was significantly more productive in the third quarter of 1996 as compared to the third quarter of 1995, as measured by the efficiency ratio (operating expenses to net interest income) dropping from 25% to 15%, the operating-expenses-to-average-assets ratio dropping from 0.68% to 0.23% and the operating-expenses-to-average-equity ratio dropping from 2.81% to 1.87%. Average assets per employee increased from $39 million to $115 million.

         For the first nine months of 1995 to the first nine months of 1996, operating expenses increased from $0.76 million to $1.76 million. Nevertheless, measures of operating expense productivity improved over that time period as well.

         The table below presents the Company's operating expenses and selected ratios measuring the Company's operating efficiency.

                                    TABLE 10
                               OPERATING EXPENSES

                                    NON-CASH                                   OPERATING                         AVERAGE
                            CASH      STOCK     OTHER      OTHER                EXPENSE/  OPERATING  OPERATING  ASSETS PER
                          COMP AND   OPTION    NON-CASH     CASH      TOTAL       NET      EXPENSE/   EXPENSE/  AVE. # OF
                          BENEFITS   AND DER  OPERATING  OPERATING  OPERATING   INTEREST   AVERAGE    AVERAGE   EMPLOYEES
                          EXPENSE    EXPENSE   EXPENSE    EXPENSE    EXPENSE     INCOME     ASSETS     EQUITY     ($MM)
                          -------    -------   -------    -------    -------     ------     ------     ------     -----
                                        (DOLLARS IN THOUSANDS)
1995, 1st Nine Months       $359      $  7      $  43       $354     $  763        28%      0.61%      3.16%       $ 33
1996, 1st Nine Months        848       245         17        648      1,758        16%      0.29%      2.16%         92

Fiscal 1994                 $ 63      $  0      $  42       $ 41     $  146        28%      0.70%      2.07%       $ 12
1995, Quarter 1               81         0         37         83        201        32%      0.64%      3.69%         25
1995, Quarter 2               81         0       (20)        137        198        29%      0.48%      3.51%         33
1995, Quarter 3              197         7         26        134        364        25%      0.68%      2.81%         39
1995, Quarter 4              103        48         96        120        368        18%      0.40%      2.04%         53
1996, Quarter 1              233        85        (3)        177        492        18%      0.39%      2.86%         69
1996, Quarter 2              305        79        (5)        214        594        17%      0.31%      2.11%         84
1996, Quarter 3              310        81         25        256        672        15%      0.23%      1.87%        115

         COMPONENTS OF RETURN ON AVERAGE EQUITY

         Table 11 below shows elements of the Company's income statement expressed as a percentage of average equity.

                                    TABLE 11
                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                              (EQUITY-BASED METHOD)

                                                        EQUITY-       NET                             RETURN ON
                                              SPREAD     FUNDED    INTEREST                            AVERAGE
                                             LENDING    LENDING     INCOME      CREDIT     OPERATING    COMMON   RETURN ON
                       INTEREST    DEBT/    RETURN ON  RETURN ON   RETURN ON  PROVISIONS/  EXPENSE/      AND      AVERAGE
                         RATE      EQUITY    AVERAGE    AVERAGE     AVERAGE     AVERAGE     AVERAGE   PREFERRED    COMMON
                        SPREAD     RATIO      EQUITY     EQUITY     EQUITY      EQUITY      EQUITY      EQUITY     EQUITY
                        ------     -----      ------     ------     ------      ------      ------      ------     ------
1995, 1st Nine months    1.10%     4.18x       4.56%      6.83%      11.39%      0.59%       3.16%       7.64%      7.64%
1996, 1st Nine months    1.19%     6.42x       7.59%      5.83%      13.42%      1.63%       2.16%       9.63%      9.60%

Fiscal 1994              0.79%     1.94x       1.82%      5.65%       7.47%      0.00%       2.07%       5.40%      5.40%
1995, Quarter 1          1.07%     4.72x       5.07%      6.32%      11.39%      0.34%       3.69%       7.36%      7.36%
1995, Quarter 2          0.91%     6.20x       5.61%      6.59%      12.20%      0.72%       3.51%       7.97%      7.97%
1995, Quarter 3          1.27%     3.08x       3.92%      7.20%      11.12%      0.65%       2.81%       7.66%      7.66%
1995, Quarter 4          1.12%     4.10x       4.61%      6.66%      11.27%      1.95%       2.04%       7.28%      7.28%
1996, Quarter 1          1.57%     6.34x       9.99%      6.17%      16.16%      1.93%       2.86%      11.37%     11.37%
1996, Quarter 2          1.21%     5.78x       7.02%      5.66%      12.68%      1.69%       2.11%       8.88%      8.88%
1996, Quarter 3          1.00%     6.94x       6.94%      5.77%      12.71%      1.43%       1.87%       9.41%      9.32%

         Net interest income as a percentage of equity of 12.71% in the third quarter of 1996 was similar to the 12.68% earned in the second quarter of 1996. The Company earned a narrower spread but maintained its net interest income earnings rate through better capital utilization. The overall return on equity (ROE) rose as a result of decreased credit provisions and operating expenses as a percentage of equity.

         As compared to the third quarter of 1995, ROE in the third quarter of 1996 was higher due to greater net interest income earnings as a percentage of equity and a significantly improved operating expense ratio. For similar reasons, the ROE for the first nine months of 1996 exceeded that earned in the same period the year before.

         The table below shows the components of the Company's income statement expressed as a percentage of average assets.

                                    TABLE 12
                     COMPONENTS OF RETURN ON AVERAGE EQUITY
                              (ASSET-BASED METHOD)

                                  COST OF                                                   AVERAGE
                                   FUNDS                                                   ASSETS TO   RETURN ON
                                    AND                                                     AVERAGE     AVERAGE
                       INTEREST   HEDGING                CREDIT    OPERATING    RETURN      COMMON       COMMON    RETURN ON
                        INCOME/   EXPENSE/     NET     PROVISION/   EXPENSE/      ON          AND         AND       AVERAGE
                        AVERAGE   AVERAGE    INTEREST    AVERAGE    AVERAGE     AVERAGE    PREFERRED   PREFERRED     COMMON
                        ASSETS     ASSETS     MARGIN     ASSETS      ASSETS     ASSETS      EQUITY       EQUITY      EQUITY
                        ------     ------     ------     ------      ------     ------      ------       ------      ------
1995, 1st Nine Months    7.23%      5.05%      2.18%      0.11%       0.61%      1.46%       5.22x        7.64%       7.64%
1996, 1st Nine Months    6.82%      5.02%      1.80%      0.22%       0.29%      1.29%       7.46x        9.63%       9.60%

Fiscal 1994              6.20%      3.68%      2.53%      0.00%       0.70%      1.83%       2.95x        5.40%       5.40%
1995, Quarter 1          6.91%      4.93%      1.98%      0.06%       0.64%      1.28%       5.76x        7.36%       7.36%
1995, Quarter 2          7.24%      5.55%      1.69%      0.10%       0.48%      1.10%       7.25x        7.97%       7.97%
1995, Quarter 3          7.44%      4.75%      2.69%      0.16%       0.68%      1.86%       4.13x        7.66%       7.66%
1995, Quarter 4          7.11%      4.93%      2.18%      0.38%       0.40%      1.41%       5.16x        7.28%       7.28%
1996, Quarter 1          7.20%      5.01%      2.19%      0.26%       0.39%      1.54%       7.38x       11.37%      11.37%
1996, Quarter 2          6.73%      4.87%      1.86%      0.25%       0.31%      1.30%       6.81x        8.88%       8.88%
1996, Quarter 3          6.73%      5.14%      1.59%      0.18%       0.23%      1.18%       8.00x        9.41%       9.32%

         As compared to the second quarter of 1996, the net interest margin and the return on average assets in the third quarter of 1996 narrowed due to the compression of the interest rate spread (as discussed above) and the greater utilization of leverage. Partially offsetting the effects of spread compression were improved credit provision and operating expense ratios. With the greater utilization of the Company's capital, ROE increased despite a lower return on assets (ROA). Similarly, the ROA was lower and the ROE was higher in the third quarter and first nine months of 1996 as compared to the same periods in 1995.


         FINANCIAL CONDITION

         SUMMARY

         Management believes the Company is well capitalized for the level of risk undertaken. The Company's assets are single-family mortgages. A substantial majority of these assets are further credit-enhanced beyond the inherent value of a mortgage secured by a first lien on a residential property. The liquidity of a substantial majority of the Company's assets has been enhanced through the securitization and credit rating process. The interest rate risks of the Company's assets and liabilities are closely matched; all of the mortgages are adjustable-rate mortgages financed with equity and variable-rate borrowings. Interest rate risks which remain on the balance sheet after this matching program are mitigated through the Company's interest rate hedging program. The Company has uncommitted borrowing facilities in excess of its needs. The Company takes credit provisions to reserve for potential future credit losses. The Company has low operating expenses and a high percentage of its equity invested in earning assets. The Company's capital base is tangible capital: all of the Company's earning assets and interest rate agreements are marked-to-market at estimated liquidation value. The Company has no intangible assets or goodwill. Nevertheless, the Company maintains an equity-to-assets ratio that is higher than that of many banks, savings and loans, insurance companies, and REITs that act as mortgage portfolio lenders.

END OF PERIOD BALANCE SHEET

The table below shows the components of the Company's balance sheet over time.

                                    TABLE 13
                           END OF PERIOD BALANCE SHEET

                                                    RECEIVABLES                                        COMMON
                                          INTEREST      AND                                              AND
                              MORTGAGE      RATE       OTHER        TOTAL                             PREFERRED  PREFERRED   COMMON
END OF PERIOD       CASH       ASSETS    AGREEMENTS    ASSETS      ASSETS     BORROWINGS   PAYABLES    EQUITY     EQUITY     EQUITY
-------------       ----       ------    ----------    ------      ------     ----------   --------    ------     ------     ------
                                                      (DOLLARS IN THOUSANDS)

Fiscal 1994       $ 1,027   $  117,477     $1,892      $ 1,132  $  121,528   $  100,376     $   871   $ 20,281   $     0    $ 20,281
1995, Quarter 1       953      141,860      1,434        1,193     145,440      121,998       1,090     22,352         0      22,352
1995, Quarter 2     1,620      175,242        825        1,634     179,321      155,881         907     22,533         0      22,533
1995, Quarter 3     1,150      298,785        809        2,650     303,394      228,826       2,095     72,473         0      72,473
1995, Quarter 4     4,825      432,244        547        3,941     441,557      370,316       2,951     68,290         0      68,290
1996, Quarter 1     9,705      565,159      1,233        5,216     581,313      508,721       4,447     68,145         0      68,145
1996, Quarter 2    10,407    1,007,480      1,351        9,092   1,028,330      896,214       7,821    124,295         0     124,295
1996, Quarter 3    14,599    1,375,870        873       12,136   1,403,478    1,225,094      14,867    163,517    29,712     133,805


AVERAGE DAILY BALANCE SHEET

The table below shows the estimated average daily balances over time of the components of the Company's balance sheet.

                                    TABLE 14
                           AVERAGE DAILY BALANCE SHEET

                                              RECEIVABLES                                              COMMON
                                  INTEREST       AND                                                     AND
                       MORTGAGE     RATE        OTHER        TOTAL                                    PREFERRED  PREFERRED   COMMON
END OF PERIOD            CASH      ASSETS     AGREEMENTS    ASSETS     ASSETS   BORROWINGS  PAYABLES   EQUITY     EQUITY     EQUITY
-------------            ----      ------     ----------    ------     ------   ----------  --------   ------     ------     ------
                                                              (DOLLARS IN THOUSANDS)
1995, 1st Nine Months  $ 2,102   $  161,881     $1,082     $ 3,123  $  168,188   $134,431   $ 1,564    $ 32,193   $     0   $ 32,193
1996, 1st Nine Months   15,975      770,830      1,388      21,628     809,821    696,725     4,523     108,572     5,097    103,475
Fiscal 1994            $ 6,627   $   49,498     $  790     $   948  $   57,862   $ 37,910   $   368    $ 19,584   $     0   $ 19,584
1995, Quarter 1          1,217      121,116      1,399       1,958     125,691    102,894       977      21,820         0     21,820
1995, Quarter 2          1,466      158,606      1,020       2,559     163,651    139,979     1,111      22,561         0     22,561
1995, Quarter 3          3,597      204,999        831       4,819     214,247    159,794     2,585      51,868         0     51,868
1995, Quarter 4         10,709      349,296        730      10,999     371,734    295,089     4,653      71,991         0     71,991
1996, Quarter 1         14,639      478,645        667      13,095     507,046    435,979     2,324      68,743         0     68,743
1996, Quarter 2         14,402      729,143      1,658      21,566     766,768    651,643     2,472     112,653         0    112,653
1996, Quarter 3         18,854    1,101,074      1,833      30,129   1,151,890    999,229     8,728     143,933    15,179    128,754


MORTGAGE ASSET ACQUISITIONS

The two principal criteria the Company uses when acquiring mortgage assets are:
(i) the mortgages must be "A" quality in terms of underwriting and documentation standards, or must be credit-enhanced to the AAA or AA credit-rating level, and
(ii) the risk-adjusted returns on equity the Company anticipates earning on such assets must be attractive across a variety of economic scenarios relative to the Company's cost of capital and relative to other available mortgage assets.

During the third quarter of 1996, the Company acquired mortgage assets of $444 million, thereby increasing the Company's net total mortgage balance by 37%. Whole mortgage loans represented 14% of the acquisitions in the third quarter of 1996. FHLMC- and FNMA-guaranteed mortgages represented 70% and private-label mortgage securities represented 16% of the quarter's acquisitions. The average price paid for mortgage assets acquired during the quarter was 102.74% of principal value. The pricing in excess of face value for these assets as compared to past acquisitions reflects, on average, the higher credit ratings, higher initial coupons and higher net margins of these recently acquired assets. The average initial coupon of the acquired mortgages was 7.53%, which was 0.49% lower than the fully-indexed coupon rate toward which these coupons will adjust over time based on the index levels at the time of acquisition. The table below summarizes the characteristics of the Company's mortgage asset acquisitions.

                                    TABLE 15
                           MORTGAGE ASSET ACQUISITIONS

                                       AVERAGE                                  AAA         A &        BELOW
                            ASSET       PRICE              "A"      FHLMC       &AA         BBB         BBB
                        ACQUISITIONS   VERSUS   AVERAGE  QUALITY    & FNMA     RATED       RATED       RATED
                             AT      PRINCIPAL  INITIAL   WHOLE   GUARANTEED  MORTGAGE    MORTGAGE    MORTGAGE
                            COST        VALUE   COUPON    LOANS   MORTGAGES  SECURITIES  SECURITIES  SECURITIES
                            ----        -----   ------    -----   ---------  ----------  ----------  ----------
                                                          (DOLLARS IN THOUSANDS)
1995, 1st Nine Months   $  192,111     100.05%   7.14%     0.0%    54.7%        30.8%      5.9%         8.6%
1996, 1st Nine Months    1,106,896     102.55%   7.44%    10.2%    67.3%        22.5%      0.0%         0.0%

Fiscal 1994             $  121,297      99.53%   5.87%     0.0%    64.8%        28.1%      4.3%         2.8%
1995, Quarter 1             24,116      94.80%   6.78%     0.0%    15.1%        49.1%     25.6%        10.2%
1995, Quarter 2             35,355      93.11%   6.42%     0.0%    65.8%        13.1%      0.0%        21.1%
1995, Quarter 3            132,640     103.14%   7.40%     0.0%    59.0%        32.3%      3.8%         4.9%
1995, Quarter 4            162,461      95.78%   7.39%    16.5%    52.4%        20.1%      5.5%         5.5%
1996, Quarter 1            166,852     102.60%   7.60%     0.0%    47.6%        52.4%      0.0%         0.0%
1996, Quarter 2            496,184     102.36%   7.30%     9.9%    71.5%        18.6%      0.0%         0.0%
1996, Quarter 3            443,860     102.74%   7.53%    14.4%    69.9%        15.7%      0.0%         0.0%

SUMMARY OF MORTGAGE ASSET CHARACTERISTICS

As of September 30, 1996, all the Company's mortgage assets were single-family, adjustable-rate, first-lien mortgages or securitized interests in pools of such loans. The average historical amortized cost of these assets (before credit provision write-downs) was 101.20% of principal value. The estimated bid-side market value of these assets (which the Company uses as the carrying value of mortgages on its balance sheet) was 101.09% of principal value. The average credit rating equivalent at September 30, 1996 was AA+. For all the mortgage assets owned by the Company, 45% of the underlying properties were located in California. Excluding the FHLMC- and FNMA-guaranteed mortgages, 69% of the properties underlying the Company's mortgage assets were located in California. The table below summarizes the Company's mortgage asset balances.

                                    TABLE 16
                             MORTGAGE ASSET SUMMARY

                                                                               ESTIMATED                             PERCENT IN
                                                                               BID-SIDE                              CALIFORNIA
                                                     AMORTIZED   ESTIMATED      MARKET       AVERAGE                 EXCLUDING
                        MORTGAGE                     COST TO     BID-SIDE      VALUE TO      CREDIT                    FHLMC
                        PRINCIPAL      AMORTIZED     PRINCIPAL   MARKET        PRINCIPAL     RATING     PERCENT IN     & FNMA
END OF PERIOD            VALUE           COST         VALUE       VALUE         VALUE        EQUIV.     CALIFORNIA   MORTGAGES
-------------            -----           ----         -----       -----         -----        ------     ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Fiscal 1994           $  120,627     $  120,135      99.59%    $  117,477      97.39%          AA+         72%          82%
1995, Quarter 1          143,393        141,792      98.88%       141,860      98.93%          AA+         73%          80%
1995, Quarter 2          178,429        174,415      97.75%       175,242      98.21%          AA+         72%          80%
1995, Quarter 3          298,718        298,894     100.06%       298,785     100.02%          AA+         65%          77%
1995, Quarter 4          443,625        436,236      98.33%       432,244      97.43%          AA+         65%          71%
1996, Quarter 1          573,807        569,744      99.29%       565,159      98.49%          AA+         64%          69%
1996, Quarter 2        1,005,765      1,011,847     100.60%     1,007,480     100.17%          AA+         51%          67%
1996, Quarter 3        1,361,062      1,377,331     101.20%     1,375,870     101.09%          AA+         45%          69%

The following table shows the average characteristics of the Company's mortgage assets at the end of each reporting period. The index level is the weighted average rate of the various short-term interest rate indices which determine coupon adjustments. Unless limited by periodic or lifetime caps, the mortgage coupons adjust at the end of each adjustment period to the level of the index plus the net margin. The fully-indexed rate is the current index plus the net margin: this is the maximum level to which the coupon could adjust over time should interest rates remain unchanged. The rate of adjustment of the current coupon to the fully-indexed rate is determined by the length of the adjustment periods and the periodic caps of the mortgage loans.

                                    TABLE 17
                     AVERAGE MORTGAGE ASSET CHARACTERISTICS

                                                                   COUPON     AVERAGE
                               INTEREST               MORTGAGE    RATE VS.    NUMBER
                   MORTGAGE      RATE     MORTGAGE     FULLY-      FULLY-    OF MONTHS              MORTGAGE
                    COUPON      INDEX        NET       INDEXED    INDEXED     TO NEXT    LIFETIME     ASSET
END OF PERIOD        RATE       LEVEL      MARGIN       RATE        RATE     ADJUSTMENT    CAP        YIELD
-------------        ----       -----      ------       ----        ----     ----------    ---        -----
Fiscal 1994          6.00%      6.94%       2.25%       9.19%     (3.19%)        3        11.48%      6.60%
1995, Quarter 1      6.53%      6.47%       2.24%       8.71%     (2.18%)        3        11.57%      7.23%
1995, Quarter 2      6.94%      5.99%       2.21%       8.20%     (1.26%)        3        11.54%      7.74%
1995, Quarter 3      7.35%      5.86%       2.20%       8.06%     (0.71%)        4        11.56%      7.81%
1995, Quarter 4      7.50%      5.44%       2.08%       7.52%     (0.02%)        3        11.54%      7.74%
1996, Quarter 1      7.59%      5.47%       2.11%       7.58%      0.01%         3        11.53%      7.67%
1996, Quarter 2      7.42%      5.72%       2.21%       7.93%     (0.51%)        4        11.71%      6.98%
1996, Quarter 3      7.55%      5.70%       2.21%       7.91%     (0.36%)        4        11.69%      6.99%

As of the end of the third quarter of 1996, 50% of the Company's mortgage assets had coupon rates which adjusted as a function of changes in the wholesale cost of funds of money-center banks (the LIBOR and CD indices), 49% adjusted as a function of short-term U.S. Treasury interest rates and 1% adjusted off other indices. The coupon adjustment cycle is every six months for 51% of total mortgages, every twelve months for 46% of total mortgages and monthly for 2% of total mortgages. Approximately 1% of mortgages have other re-pricing terms. The periodic caps for 97% of the mortgage assets were either 1% per six months or 2% per year; 2% of the mortgages had no periodic caps and 1% had other cap structures. The table below segments the Company's mortgage assets by adjustment index, coupon adjustment frequency and periodic cap adjustment

                                    TABLE 18
                            MORTGAGE ASSETS BY INDEX

                                                            SIX-
                                SIX-          ONE-          MONTH         ONE-          SIX-
                               MONTH          MONTH         BANK          YEAR          MONTH
                               LIBOR          LIBOR          CD         TREASURY      TREASURY
                               INDEX          INDEX         INDEX         INDEX         INDEX         OTHER
                               -----          -----         -----         -----         -----         -----
Adjustment Frequency/Loan     6 months       1 month      6 months      12 months     6 months       various
Average Adjustment/Pool       3 months       1 month      3 months       6 months     3 months       various
Annualized Periodic Cap          2%           none           2%            2%            2%          various

                                                 % OF TOTAL MORTGAGE ASSETS AT PERIOD END
                                                 ----------------------------------------
Fiscal 1994                     78.2%           3.9%        17.9%         0.0%          0.0%          0.0%
1995, Quarter 1                 78.7%           3.1%        17.3%         0.9%          0.0%          0.0%
1995, Quarter 2                 83.0%           2.5%        13.8%         0.7%          0.0%          0.0%
1995, Quarter 3                 66.8%           1.4%        11.6%        11.5%          7.6%          1.1%
1995, Quarter 4                 59.7%           7.7%        12.8%        12.5%          5.0%          2.3%
1996, Quarter 1                 63.1%           6.5%         8.9%        14.9%          3.6%          3.0%
1996, Quarter 2                 54.1%           3.2%         3.4%        33.3%          4.4%          1.6%
1996, Quarter 3                 45.5%           2.2%         2.4%        45.7%          3.0%          1.2%


At the end of the third quarter of 1996, whole mortgage loans were $127.7 million, or 9.3% of total mortgage assets. Due to the "A" quality underwriting and documentation standards the Company requires for these loans, management believes that over 90% of the balance of these loans would receive a credit rating of AAA or AA should the Company securitize these loans and seek a credit rating from the credit rating agencies in the future. Securitized loans with a credit rating equivalent of BBB or better were $1.2 billion, or 88.8% of the Company's total mortgage assets and securitized mortgage loans with a credit rating equivalent of below BBB represented 1.9% of the total as of September 30, 1996. Unrated securitized assets have been assigned a credit rating equivalent by management. The table below shows the balance of the Company's whole mortgage loans and the Company's securitized mortgage assets segregated by credit rating.

                                    TABLE 19
                   MORTGAGE ASSETS BY CREDIT RATING EQUIVALENT

                                  AAA/         A/       BB/                   AAA/        A/          BB/
                    WHOLE          AA         BBB      OTHER                   AA         BBB        OTHER
                   MORTGAGE      RATING      RATING    RATING     WHOLE      RATING     RATING      RATING
                     LOAN        EQUIV.      EQUIV.    EQUIV.      LOAN      EQUIV.     EQUIV.      EQUIV.
                   CARRYING     CARRYING    CARRYING  CARRYING   PERCENT    PERCENT     PERCENT     PERCENT
END OF PERIOD       VALUE        VALUE       VALUE     VALUE     OF TOTAL   OF TOTAL   OF TOTAL    OF TOTAL
-------------       -----        -----       -----     -----     --------   --------   --------    --------
                                                   (DOLLARS IN THOUSANDS)
Fiscal 1994       $      0    $  109,548   $ 4,761    $ 3,168      0.0%      93.2%        4.1%        2.7%
1995, Quarter 1          0       125,237    10,988      5,635      0.0%      88.3%        7.7%        4.0%
1995, Quarter 2          0       150,846    11,306     13,092      0.0%      86.0%        6.5%        7.5%
1995, Quarter 3          0       263,344    16,338     19,103      0.0%      88.1%        5.5%        6.4%
1995, Quarter 4     26,450       355,784    25,171     24,839      6.1%      82.4%        5.8%        5.7%
1996, Quarter 1     24,861       490,189    25,838     24,272      4.4%      86.8%        4.6%        4.2%
1996, Quarter 2     69,666       886,990    25,753     25,070      6.9%      88.0%        2.6%        2.5%
1996, Quarter 3    127,695     1,196,887    25,748     25,540      9.3%      86.9%        1.9%        1.9%

WHOLE MORTGAGE LOANS

As of September 30, 1996, the Company owned 478 whole loans with a total loan balance of $126.4 million. All of these loans were adjustable-rate, single-family loans underwritten to "A" quality standards. The average loan size was $264,490. California loans represent 85% of the total outstanding balance. Loans with original loan-to-value ratios in excess of 80% represent 32% of the total outstanding balance; each of these loans is credit-enhanced with primary mortgage insurance which served to bring the effective original loan-to-value ratio to 75% or less. After giving effect to this mortgage insurance, the average original loan-to-value ratio of the Company's whole loans was 73%. In addition, for $11.7 million of these loans the Company has recourse to an "A"-rated third party for any losses which may occur prior to August 2001. The table below presents selected characteristics of the Company's whole loan mortgage assets.

                                    TABLE 20
                           WHOLE MORTGAGE LOAN SUMMARY

                                                           AT SEPTEMBER 30, 1996        AT DECEMBER 31,1995
                                                           ---------------------        -------------------
(ALL RATIOS BASED ON % OF TOTAL LOAN PORTFOLIO BALANCES                 (ALL DOLLARS IN THOUSANDS)
UNLESS NOTED)
Face Value                                                        $126,426                    $26,411
Amortized Cost                                                     127,809                     26,449

Adjustable-Rate                                                       100%                       100%
Single-Family                                                         100%                       100%
"A" Quality Underwriting                                              100%                       100%
First Lien                                                            100%                       100%
Primary Residence                                                      99%                       100%
Property Located in Northern California                                34%                        30%
Property Located in Southern California                                51%                        44%
Top Ten States as of 9/30/96
     California                                                      84.8%                      74.5%
     Minnesota                                                        2.5%                       0.0%
     Colorado                                                         1.5%                       3.2%
     Oregon                                                           1.3%                       2.3%
     Ohio                                                             1.3%                       0.7%
     Michigan                                                         1.3%                       0.0%
     Utah                                                             1.1%                       0.5%
     Washington                                                       1.0%                       3.8%
     Texas                                                            1.0%                       3.9%
     Connecticut                                                      0.6%                       1.3%
Number of Loans                                                       478                        109
Average Loan Size                                                 $   264                     $  242
Loan Balance in Excess of $500,000                                     12%                        23%
Average Original Loan to Value Ratio (LTV)                             78%                        76%
Original LTV greater than 80%                                          32%                        26%
Percent of Original LTV greater than 80% with
     Mortgage Insurance                                               100%                       100%
Effective Original LTV including Primary Mortgage                      73%                        72%
Insurance
1993 Origination                                                        7%                         0%
1994 Origination                                                       43%                         2%
1995 Origination                                                       32%                        98%
1996 Origination                                                       18%                         0%

Non-Performing Assets (90+ days delinquent)                       $   404                     $    0
Number of Non-Performing Loans (90+ days delinquent)                    3                          0
Non-Performing Assets as % of Total Loan Balances                     0.3%                       0.0%

The Company defines non-performing assets ("NPAs") as whole loans which are delinquent more than 90 days. As of September 30, 1996, the Company's NPAs were $403,606, reflecting three loans in foreclosure. At December 31, 1995 the Company had no non-performing assets. The Company has experienced no actual whole loan credit losses through September 30, 1996.

SECURITIZED MORTGAGES RATED AAA TO BBB

At September 30, 1996, 89% of the Company's mortgage assets were securitized interests in pools of single-family mortgage loans which had an investment-grade credit rating of AAA through BBB from one or more of the nationally-recognized rating agencies, or, if not rated, had equivalent credit quality in the view of management. At December 31, 1995, these types of mortgage securities represented 88% of the Company's mortgage assets.

Each of these securitized interests in mortgage pools has credit-enhancement from a third-party which provides the Company with partial protection from credit losses in addition to the protection afforded by the value of the properties underlying the individual mortgages and any primary mortgage insurance on individual loans. Given the quality of the mortgage loans in these pools and the levels of additional credit-enhancement, management believes the level of credit risk for these mortgage assets is low. In the event, however, that credit losses in these pools exhaust the credit-enhancement or in the event of default of FNMA, FHLMC or another third party guarantor, credit losses to the Company could result. To date, the Company has experienced no actual credit losses from these mortgage assets.

SECURITIZED MORTGAGES RATED BELOW BBB

The Company acquires limited amounts of securitized mortgage assets with a credit rating equivalent of less than BBB when management believes that the cash flow and return on average equity, net of expected credit losses, over the life of the asset will be attractive. Such assets had an estimated bid-side market value at September 30, 1996 of $25.5 million, or 1.9% of the Company's total mortgage assets. At December 31, 1995, the estimated market value of such assets was $24.8 million. These assets have high potential yields but also have higher levels of credit risk, are costly to finance and require a large allocation of capital under the Company's risk-adjusted capital system.

These assets may be highly beneficial to the Company over their life, although any such benefits are likely to be realized chiefly in later years. Future benefits may include possible credit rating upgrades and market value improvements as the mortgage interests senior to the Company's position prepay. This would lead to lower borrowing costs, an expanded equity base for the Company and a lower internal risk-adjusted capital allocation. Another potential benefit is the eventual return of principal (net of credit losses) which was purchased at a discount, increasing the rate at which the Company's amortizes its discount balance into income.

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

For several of these interests owned by the Company, the underlying pools currently have levels of mortgage delinquencies in excess of management's original expectations. Delinquency levels in these pools appeared to have stabilized in the second and third quarters of 1996.

Actual pool credit losses which serve to reduce the credit-enhancement protection to the Company's below BBB-rated interests have occurred as of September 30, 1996, but a substantial majority of the aggregate original credit enhancement in these pools is still intact. The Company has experienced no credit losses from these assets.

At September 30, 1996 and December 31, 1995, the Company also owned $0.2 million of "first loss" assets. These are subordinated interests with no credit-enhancement. All credit losses in the related pools of mortgages will reduce the principal value of the Company's "first loss" asset and will be recognized as an actual credit loss by the Company. The limit of the Company's potential credit losses on these assets is equal to the amortized cost of $0.2 million. As the Company's cost basis in "first loss" assets is low relative to the mortgage principal value, the Company's realized credit loss will equal only 10-20% of the principal value of any mortgage credit losses in the pools. Total credit losses realized by the Company on "first loss" assets have been $3,997 through September 30, 1996.

CREDIT RESERVES

Through its quarterly credit provisions, the Company is building a credit reserve for future credit losses. The first step the Company takes in its on-going review of the adequacy of its credit reserve is to assess potential credit risk arising from seriously delinquent (90+ days) whole loans and seriously delinquent loans in the mortgage pools underlying the Company's securitized mortgage assets. Future credit losses from these loans will depend on the number of these loans actually defaulting, the loss severity experienced on default of the loan, the level of credit-enhancement at the pool level, and the Company's amortized cost basis in that asset. The table below shows the credit losses that could be incurred by the Company if all the seriously delinquent mortgage loans in which the Company owned an interest at September 30, 1996 were to default and result in a loss. For example, if all these loans were to default and the loss severity experienced was 25% of the loan balance, credit losses to the Company would be $703,000 (39% of the current credit reserve.) The amount of actual credit losses that will be incurred from these loans is unknown; management expects that some losses will be realized in the near future. This table addresses the potential credit risk arising from current serious delinquencies only; it does not purport to reflect potential losses that may occur over the life of these assets.

                                    TABLE 21
                POTENTIAL FUTURE CREDIT LOSSES ESTIMATED BASED ON
                       CURRENT 90+ DAY DELINQUENCIES ONLY


                                         POTENTIAL   POTENTIAL  POTENTIAL   POTENTIAL  POTENTIAL   POTENTIAL
                             CUMULATIVE   FUTURE      FUTURE      FUTURE     FUTURE      FUTURE     FUTURE
                             ESTIMATED    LOSSES      LOSSES      LOSSES     LOSSES      LOSSES     LOSSES
                               ACTUAL    ASSUMING    ASSUMING    ASSUMING   ASSUMING    ASSUMING   ASSUMING
                   CREDIT     REALIZED     LOSS        LOSS        LOSS       LOSS        LOSS       LOSS
                    LOSS        LOSS     SEVERITY    SEVERITY    SEVERITY   SEVERITY    SEVERITY   SEVERITY
END OF PERIOD      RESERVE    SEVERITY    OF 10%      OF 15%      OF 20%     OF 25%      OF 30%     OF 35%
-------------      -------    --------    ------      ------      ------     ------      ------     ------
                                                    (DOLLARS IN THOUSANDS)
Fiscal 1994        $     0       0%        $  0        $  0        $  0      $  0      $   0       $    0
1995, Quarter 1         19       0%           0           0           0         0          0            0
1995, Quarter 2         59       0%           0           0           0         0          0            0
1995, Quarter 3        143       0%           0           0           0         0          0            0
1995, Quarter 4        490       9%          15          22          29        37         103         435
1996, Quarter 1        821      10%          39          58          78       227         655       1,280
1996, Quarter 2      1,298      16%          68         102         147       715       1,449       2,215
1996, Quarter 3      1,814      22%         102         154         205       703       1,254       2,196

In order to complete the evaluation of the adequacy of its reserve levels, the Company then considers additional credit losses that may arise from future delinquencies.

INTEREST RATE AGREEMENTS

The Company's interest rate agreements are carried on the balance sheet at estimated liquidation value. There is a risk that the counter-parties to the interest rate agreements will not be able to perform under these contracts. All of the counter-parties to the Company's interest rate agreements have a credit rating of at least "A". Potential accounting income losses from counter-party risk are limited to the Company's amortized cost basis in these agreements, which was $3.3 million at September 30, 1996 and $2.5 million at December 31, 1995. The Company has experienced no credit losses on interest rate agreements. See "Note 3: Interest Rate Agreements" in the Notes to Financial Statements for additional information.

BORROWINGS

Through the end of the third quarter of 1996, the Company's debt has consisted entirely of borrowings collateralized by a pledge of the Company's mortgage assets. The size of the market for borrowings of this type is measured in the trillions of dollars; institutions with high-quality pledgable assets such as banks, savings and loans, brokerage firms, federal agencies and the Federal Reserve Bank are the largest U.S. borrowers in this market. The Company has established uncommitted borrowing facilities in this market in amounts in excess of its current requirements.

All of the Company's mortgage assets are currently accepted as collateral for such borrowings. On average, the Company believes that total borrowing capacity has been 94% to 97% of the market value of its mortgage assets. The Company, however, has limited its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

The term-to-maturity of the Company's borrowings have ranged from one day to one year. For some borrowings, the cost of funds adjusts to market levels on a regular schedule during the term of the borrowing, so the term-to-next-rate-adjustment may be shorter than the term-to-maturity. The weighted average term-to-maturity was 102 days and the weighted average term-to-next-rate-adjustment was 71 days at September 30, 1996. At December 31, 1995, the average term-to-maturity was 74 days and the average term-to-next-rate-adjustment was 26 days. The Company lengthened the term-to-next-rate-adjustment for its borrowings beginning in the second quarter of 1996 and correspondingly reduced its level of short-term interest rate hedging.

                                    TABLE 22
                                BORROWING SUMMARY

                                ESTIMATED
                      MARKET    BORROWING
                     VALUE OF   CAPACITY                                           AVERAGE       RATE ON
                    PLEDGABLE   AS A % OF   ESTIMATED                 AVERAGE      TERM TO      BORROWINGS
                     MORTGAGE   PLEDGABLE   BORROWING      TOTAL      TERM TO        RATE      OUTSTANDING
END OF PERIOD         ASSETS     ASSETS      CAPACITY    BORROWINGS   MATURITY    ADJUSTMENT  AT PERIOD-END
-------------         ------     ------      --------    ----------   --------    ----------  -------------
                                                    (DOLLARS IN THOUSANDS)

Fiscal 1994        $  117,477     95.6%     $  112,283   $  100,376   112 days      70 days      5.80%
1995, Quarter 1       141,860     94.3%        133,719      121,998    97 days      27 days      6.25%
1995, Quarter 2       175,242     95.4%        167,192      155,881    64 days      28 days      6.23%
1995, Quarter 3       298,785     94.5%        282,432      228,826    38 days      31 days      5.95%
1995, Quarter 4       432,244     94.6%        408,998      370,316    74 days      26 days      6.01%
1996, Quarter 1       565,159     95.2%        537,783      508,721    48 days      19 days      5.62%
1996, Quarter 2     1,007,480     95.9%        965,735      896,214    72 days      72 days      5.70%
1996, Quarter 3     1,375,870     96.1%      1,322,091    1,225,094   102 days      71 days      5.78%


LIQUIDITY

A financial institution has ample liquidity when it is able to meet the demands made upon it for cash payments with its cash reserves, operating cash flow, borrowing capacity, proceeds from asset sales, or other sources of cash. Liquidity allows the Company to purchase additional mortgage assets and allows the Company to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity is defined as estimated borrowing capacity (as shown in Table
22) less total borrowings and is based on the market value of the Company's assets at period-end. Unused borrowing capacity will vary over time as the market value of the Company's mortgage assets fluctuate and due to other factors. Potential immediate sources of liquidity as a percent of total borrowings equaled 9% at September 30, 1996 and 12% at December 31, 1995. The maintenance of liquidity is one of the goals of the Company's risk-adjusted capital policy; under this policy, asset growth is limited in order to preserve unused borrowing capacity for liquidity management purposes.

The Company's balance sheet generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's mortgage assets and interest rate agreements could be sold in most circumstances to raise cash

(although such sales could cause realized losses). The table below shows the potential immediate sources of liquidity available to the Company.

                                    TABLE 23
                    POTENTIAL IMMEDIATE SOURCES OF LIQUIDITY

                                               POTENTIAL
                                               IMMEDIATE     POTENTIAL
                                               SOURCES OF    IMMEDIATE
                                               LIQUIDITY      SOURCES
                                  ESTIMATED     (CASH +          OF
                                    UNUSED    EST. UNUSED    LIQUIDITY
                        CASH      BORROWING    BORROWING      AS % OF
  END OF PERIOD       BALANCE      CAPACITY    CAPACITY)     BORROWINGS
  -------------       -------      --------    ---------     ----------
                                 (DOLLARS IN THOUSANDS)
Fiscal 1994           $ 1,027      $11,907     $ 12,934        13%
1995, Quarter 1           953       11,721       12,674        10%
1995, Quarter 2         1,620       11,311       12,931         8%
1995, Quarter 3         1,150       53,606       54,756        24%
1995, Quarter 4         4,825       38,682       43,507        12%
1996, Quarter 1         9,705       29,062       38,767         8%
1996, Quarter 2        10,407       69,521       79,928         9%
1996, Quarter 3        14,599       96,997      111,596         9%

STOCKHOLDERS' EQUITY

During the first nine months of 1996 the Company's equity base grew $95.2 million, from $68.3 million to $163.5 million. This growth was the result of the Company's April 1996 common stock offering ($54.5 million), the August 1996 preferred stock offering ($29.6 million), proceeds from the issuance of common stock upon the exercise of warrants ($8.8 million), positive mark-to-market adjustments on the Company's assets ($3.4 million), common stock sold pursuant to the Company's Dividend Reinvestment Plan ($1.0 million) and a negative adjustment (- $2.1 million) because dividends have exceeded GAAP income. Dividends generally track income as calculated for tax purposes.

Over this nine month period, book value per share grew from $12.38 to $16.23, an increase of 31%. Management believes that book value per share growth helps the Company in its efforts to generate future earnings per share growth; as book value per share increases, the Company has more equity capital per share to invest in its business.

For balance sheet purposes, the Company values all of its mortgage assets and interest rate agreements at their estimated bid-side liquidation market value. As a result, the Company's equity base and book value per share will fluctuate. The difference between market value and historical amortized cost, or "Net Unrealized Loss on Assets Available for Sale", was $2.1 million, or 0.1% of assets, as of September 30, 1996. The net unrealized loss at December 31, 1995 was $5.5 million, or 1.2% of assets. Net unrealized loss includes both mark-downs on assets taken immediately upon acquisition (as liquidation values are generally estimated to be lower than acquisition prices) and the effect of subsequent market value fluctuations.

                                    TABLE 24
                              STOCKHOLDERS' EQUITY

                      NET        NET                      NET                             HISTORICAL
                  UNREALIZED  UNREALIZED              UNREALIZED  HISTORICAL              AMORTIZED     GAAP
                    LOSSES    LOSSES ON      TOTAL      LOSSES    AMORTIZED      GAAP        COST     REPORTED
                      ON       INTEREST       NET       AS % OF      COST      REPORTED     EQUITY     EQUITY
                   MORTGAGE      RATE     UNREALIZED     TOTAL      EQUITY      EQUITY       PER         PER
END OF PERIOD       ASSETS    AGREEMENTS    LOSSES      ASSETS       BASE        BASE       SHARE       SHARE
-------------       ------    ----------    ------      ------       ----        ----       -----       -----
                                                      (DOLLARS IN THOUSANDS)
Fiscal 1994        $(2,657)    $   101     $(2,556)     (2.1%)     $ 22,837    $ 20,280    $12.18      $10.82
1995, Quarter 1         86        (635)       (549)     (0.4%)       22,901      22,352     12.22       11.93
1995, Quarter 2        886      (1,200)       (314)     (0.2%)       22,847      22,533     12.19       12.02
1995, Quarter 3         34      (1,585)     (1,551)     (0.5%)       74,024      72,473     13.42       13.14
1995, Quarter 4     (3,502)     (1,974)     (5,476)     (1.2%)       73,766      68,290     13.37       12.38
1996, Quarter 1     (3,763)     (1,302)     (5,065)     (0.9%)       73,211      68,146     13.26       12.34
1996, Quarter 2     (3,068)     (1,485)     (4,553)     (0.4%)      128,847     124,295     15.12       14.59
1996, Quarter 3        353      (2,413)     (2,060)     (0.1%)      165,578     163,517     16.43       16.23

CAPITAL ADEQUACY/RISK-ADJUSTED CAPITAL POLICY

Stockholders' equity as a percent of total assets was 11.7% at September 30, 1996 and 15.5% at December 31, 1995. The Company's target equity-to-assets ratio at September 30, 1996 was 10.3%. This target level of equity capitalization is higher than that of many banks, savings and loans, Federal government mortgage agencies, insurance companies, and REITs that act as mortgage portfolio lenders.

The Company's target equity-to-assets ratio varies over time as a function of the Company's asset mix, liquidity position, the level of unused borrowing capacity, the level of interest rates as compared to the periodic and life caps in the Company's assets, and the over-collateralization levels required by the Company's lenders. The Company has sought to maintain an equity-to-assets ratio of 7% to 10% for assets which have low credit risk, relatively low interest rate risk, good liquidity, and low lender over-collateralization requirements. For less liquid assets with credit risk, the Company has sought to maintain an equity-to-assets ratio of 40% to 100%.

Through September 30, 1996, the Company's per-asset capital requirements have not changed significantly since the founding of the Company, although the overall target equity-to-assets ratio has varied over time as a function of the asset mix and other factors. As shown in the table below, the target equity-to-assets ratio has been declining since mid-1995 as the Company has increased its focus on the acquisition of mortgage assets with relatively low credit risk and relatively good liquidity.

The target equity-to-assets ratio is determined through a Board-level process called for in the Company's Risk-Adjusted Capital ("RAC") Policy. Should the actual equity-to-assets ratio of the Company fall below the target level due to asset acquisitions and/or asset market value fluctuations, management will cease the acquisition of new assets. Management will, at that time, present a plan to the Board to bring the Company back to its target equity-to-assets ratio; in most circumstances, this would be accomplished over time by waiting for the balance of mortgage assets to reduce through mortgage principal repayments.

The table below shows the Company's actual and target equity-to-assets ratios and the Company's actual asset size as compared to its full potential asset size given its equity capital base and the guidelines of the Company's RAC Policy. Management anticipates that the target equity-to-assets ratio may continue to drop in the future as the Company shifts its asset mix with a continued emphasis on the acquisition of high-quality whole mortgage loans and securitized mortgage assets rated AAA and AA.

With excess capital of $18.7 million as compared to its risk-adjusted capital guideline at September 30, 1996, the Company had asset growth potential of approximately $181 million assuming acquired mortgage assets have the same mix as existing mortgage assets. The Company estimates it employed approximately 84% of its capital base on average during the third quarter of 1996.

                                    TABLE 25
                    EXCESS CAPITAL AND ASSET GROWTH POTENTIAL





                                                               POTENTIAL                ASSET      ESTIMATED
                                                                ASSET                   GROWTH      PERCENT
                               TARGET    ACTUAL                 SIZE                  POTENTIAL       OF
                               EQUITY    EQUITY                 WITH                     WITH       CAPITAL
                                 TO        TO                   SAME         ACTUAL      SAME      EMPLOYED
                    EQUITY     ASSETS    ASSETS    EXCESS       ASSET        ASSET      ASSET       DURING
END OF PERIOD       CAPITAL     RATIO     RATIO    CAPITAL       MIX          SIZE       MIX        PERIOD
-------------       -------     -----     -----    -------       ---          ----       ---        ------
                                                  (DOLLARS IN THOUSANDS)
Fiscal 1994        $ 20,280    10.84%    16.69%  $  6,716   $  187,048    $  121,528  $ 65,520        30%
1995, Quarter 1      22,352    12.41%    15.37%     3,970      180,173       145,440    34,733        70%
1995, Quarter 2      22,533    12.95%    12.57%   (1,069)      173,989       179,321   (5,332)        94%
1995, Quarter 3      72,473    13.08%    23.89%    32,155      554,183       303,394   250,789        55%
1995, Quarter 4      68,290    12.59%    15.47%    12,028      542,431       441,557   100,874        69%
1996, Quarter 1      68,146    11.72%    11.72%        26      581,540       581,313       227        87%
1996, Quarter 2     124,295    10.77%    12.09%    13,566    1,154,303     1,028,330   125,973        74%
1996, Quarter 3     163,517    10.32%    11.65%    18,664    1,584,315     1,403,478   180,837        84%


WARRANTS

At September 30, 1996, the Company had 1,076,431 warrants outstanding; at December 31, 1995 the Company had 1,665,063 warrants outstanding. In the first nine months of 1996, 588,632 warrants were exercised, thus generating additional equity proceeds to the Company of $8.8 million. These warrants currently trade on NASDAQ under the symbol RWTIW. Each warrant gives the holder the right until December 31, 1997 to buy 1.000667 shares of common stock at a price per share of $15.00. If the Company's common stock continues to trade at a price above $15.00 per share, the remaining warrants are likely to be exercised sometime on or prior to December 31, 1997. If all these warrants are exercised, the Company will receive additional new equity capital of approximately $16.1 million.

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

A primary goal of the Company's asset/liability strategy is to preserve liquidity by managing the volatility of the net market value of the Company's balance sheet as shown in the stockholders' equity account. In the event of an increase in short-term interest rates, the market value of the Company's mortgage assets would likely fall, particularly in the short-term. The Company anticipates that, in such an event, the market value of its interest rate agreements would likely rise and partially offset decreases in mortgage values. See "Asset/Liability Management and Effect of Changes in Interest Rates -- Equity Duration" below.

Changes in interest rates also may have an effect on the rate of mortgage principal repayment; the Company generally seeks to mitigate the effect of changes in the mortgage principal repayment rate from an economic point of view by balancing assets purchased at a premium with assets purchased at a discount. Such balancing may not always be possible, however. As discussed earlier, the Company has purchased assets in 1996 at prices in excess of par value, and thus has significantly increased the net unamortized premium balance. In addition, due to the Company's accounting practices, changes in the rate of mortgage principal repayment have differing effects on premium and discount amortization schedules. When the rate of mortgage principal repayment increases, the Company accelerates premium amortization at a faster rate than discount amortization. This accounting practice leads to a lower level of accounting income, compared to what it otherwise would have been, during periods of rapid mortgage principal repayments. See "Results of Operations -- Amortization of Premium and Discount and Effect of Changes in Principal Repayment Rates" above.

Although the net effects on earnings of changes in interest rates, mortgage prepayment rates, and other factors cannot be determined in advance, management believes, given the balance sheet as of September 30, 1996, that some of the following effects may occur in an environment of rising short-interest rates:
(i) earnings on that portion of the balance sheet funded with equity may rise over time as the coupons on adjustable rate mortgages adjust upwards, (ii) earnings on that portion of the balance sheet funded with borrowings (spread lending) may be initially reduced as borrowing costs rise more quickly than the coupons on adjustable rate mortgages, although most or all of the spread might be restored over time as the mortgage coupons fully adjust to the rate change,
(iii) earnings may benefit from net hedge income or reduced net hedge expense from interest rate agreements, (iv) premium amortization expenses may be reduced if the rate of mortgage principal repayment diminishes. All other factors being equal, the net effect of an increase in short-term interest rates may be an initial drop in earnings followed by increased earnings after a lag period. The length of any such lag period would likely be determined by the speed and extent of the change in interest rates. Management believes each of these effects would likely be reversed in an environment of falling short-term interest rates. All other factors being equal, therefore, the net effect of falling short-term interest rates could be an initial increase in earnings followed by decreased earnings after a lag period.

In general, the Company's goal is to stabilize spread lending income over longer periods of time and allow income from equity-funded lending to rise as short-term interest rates rise and fall as short-term interest rates fall. If the Company achieves this goal, the Company's return on average equity, earnings and dividends would maintain a constant or widening spread to the level of short-term interest rates over time.

INTEREST RATE SENSITIVITY GAP BEFORE HEDGING

The table below shows the Company's cumulative interest rate sensitivity gap, or maturity gap, for periods of one month to one year as a percentage of total assets. The interest rate sensitivity gap is a tool used by financial institutions such as banks and savings and loans to analyze the possible effects of interest rate changes on net income over time. The gap measures the amount of assets that mature or have a coupon adjustment in a particular period as compared to the amount of liabilities similarly adjusting during that time. A negative gap implies that rising interest rates will lead to lower earnings, while a positive gap implies that rising interest rates will lead to higher earnings. Lower interest rates would have the opposite effect. In each case, these effects are limited to the particular time period for which the gap is calculated.

As applied to the Company, this gap analysis ignores the effect of the Company's hedging activities (interest rate agreements), the effect of the periodic and lifetime caps in the Company's assets, the effect of changes in mortgage principal repayment rates and other factors. Nevertheless, the gap analysis can provide some useful information on the Company's interest rate risk profile.

The Company's two-month cumulative gap as a percentage of total assets was negative 16% at September 30, 1996. This suggests that the initial impact on the Company's earnings of rising interest rates would be negative. Falling interest rates would have the opposite effect. The Company had a cumulative nine-month gap of positive 3% at September 30, 1996. This implies that the impact on net interest income of increasing interest rates may be positive within nine months even though the initial impact could have been negative. Falling interest rates would likely have the opposite effect.

Although the Company's balance sheet does have these characteristics, since a variety of factors (such as interest rate agreements) have not been taken into account in the gap analysis, it is not possible to assess, solely on this basis, what the actual impact of such interest rate changes on the Company's net income would be, especially over shorter time periods.

Since virtually all of the Company's assets and liabilities have income or expense rates which adjust to market conditions within one year, the Company's cumulative twelve-month interest rate sensitivity gap, which was positive 12% at September 30, 1996, applies to time periods longer than one year as well. The Company has a positive twelve-month interest rate sensitivity gap even though virtually all assets and liabilities adjust within one year because the Company has more earning assets than interest-bearing liabilities (a portion of the Company's earning assets are funded with equity).

The negative short-term interest rate sensitivity gap was reduced at the end of the second and third quarter of 1996 compared to earlier periods because the Company extended the average maturity of its liabilities beginning in the second quarter of 1996.

                                    TABLE 26
        INTEREST RATE SENSITIVITY GAP EXCLUDING INTEREST RATE AGREEMENTS

                   CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE  CUMULATIVE   CUMULATIVE  CUMULATIVE
                     1-MONTH    2-MONTH      3-MONTH     4-MONTH    5-MONTH      6-MONTH     9-MONTH     12-MONTH
                       GAP        GAP          GAP         GAP        GAP          GAP         GAP          GAP
                    AS A % OF  AS A % OF    AS A % OF   AS A % OF  AS A % OF    AS A % OF   AS A % OF    AS A % OF
                      TOTAL      TOTAL        TOTAL       TOTAL      TOTAL        TOTAL       TOTAL        TOTAL
END OF PERIOD        ASSETS      ASSETS      ASSETS      ASSETS      ASSETS      ASSETS       ASSETS      ASSETS
-------------        ------      ------      ------      ------      ------      ------       ------      ------
Fiscal 1994            (3%)       (0%)          5%         (1%)        1%          15%         15%          15%
1995, Quarter 1       (46%)      (41%)        (27%)       (12%)        0%          14%         14%          14%
1995, Quarter 2       (39%)      (49%)        (33%)       (17%)       (3%)         11%         12%          12%
1995, Quarter 3       (51%)      (34%)        (19%)        (6%)        4%          18%         20%          23%
1995, Quarter 4       (48%)      (36%)        (26%)       (16%)       (3%)          9%         12%          15%
1996, Quarter 1       (62%)      (47%)        (34%)       (21%)       (8%)          4%          8%          11%
1996, Quarter 2       (13%)      (10%)         (3%)        (6%)       (6%)         (2%)         5%          12%
1996, Quarter 3       (21%)      (16%)         (9%)       (10%)       (8%)         (4%)         3%          12%

INTEREST RATE AGREEMENTS

The Company's interest rate agreements materially alter the interest rate risk profile suggested by the interest rate sensitivity gap analysis. See "Results of Operations -- Cost of Borrowed Funds and Hedging and the Interest Rate Spread" above and "Note 3. Interest Rate Agreements" of the Notes to Financial Statements for further detail and information.

The interest rate agreements are designed to produce income for the Company as short-term interest rates rise to partially or fully offset possible losses of net interest income from the spread lending portion of the Company's balance sheet. These agreements can be thought of as serving to limit potential increases in the costs of the Company's borrowings or, alternatively, as serving to remove some of the periodic and lifetime caps imbedded in the Company's assets. In addition, the interest rate agreements are designed to appreciate in market value in most circumstances in which short-term interest rates rise sharply, thereby partially offsetting likely concurrent declines in the market value of the Company's mortgage assets.

The Company has also entered into Treasury/LIBOR basis swaps designed, in conjunction with the Company's other interest rate agreements, to partially offset potential negative effects on the Company's earnings and mark-to-market equity balances should LIBOR interest rates materially increase as compared to U.S. Treasury interest rates. A portion of the Company's balance sheet consists of mortgages with coupons set as a function of short-term U.S. Treasury interest rates; these assets are funded with borrowings with a cost of funds more closely linked to short-term LIBOR rates.

INTEREST RATE FUTURES AND OPTIONS

The Company intends to commence the limited use of interest rate futures and listed options on interest rate futures as part of its on-going interest rate risk management process. These instruments are in some ways similar to the interest rate agreements currently in use by the Company; the Company intends to use them in a similar manner and for hedging purposes only. The Company currently plans to limit the aggregate amount of funds that the Company will deposit as original margin on futures plus premiums on listed options to less than 1% of the Company's total assets, after taking into account unrealized gains and unrealized losses on any such contracts. The Company currently plans to seek to limit its use of futures and listed options so that its net profits from such instruments will be limited to 5% or less of the Company's gross taxable income on an annual basis.

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

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

         At September 30, 1996, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.

Item 2.  Changes in Securities

         On August 8, 1996, the Company issued its Class B 9.74% Cumulative Convertible Preferred Stock (the "Preferred Stock"). Under the terms of the Preferred Stock, no dividends may be paid on shares of Common Stock unless full cumulative dividends have been paid on the Preferred Stock.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit 3.4* - Articles Supplementary of the Registration relating to the Preferred Stock, filed August 9, 1996.

                  Exhibit 4.3* - Preferred Stock Certificate.

                  Exhibit 11 to Part I - Computation of Earnings Per Share for the three and six months ended September 30, 1996 and September 30, 1995.

                  Exhibit 27 - Financial Data Schedule

         * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-08363) filed by the Registrant on July 18, 1996.

         (b)  Reports

                  No filings on Form 8-K were made.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   REDWOOD TRUST, INC.



Dated: November 8, 1996           By: /s/ Douglas B. Hansen
                                      -----------------------------------------
                                      Douglas B. Hansen
                                      President and Chief Financial Officer
                                      (authorized officer of registrant)



Dated: November 8, 1996           By:  /s/ Vickie L. Rath
                                       ----------------------------------------
                                       Vickie L. Rath
                                       Vice President, Treasurer and Controller
                                       (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT




                                                    Sequentially
Exhibit                                               Numbered
Number                                                  Page
------                                                --------

  11      Computation of Earnings per Share......        49

  27      Financial Data Schedule................        51

                                                                    EXHIBIT 11.1



                               REDWOOD TRUST, INC.
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                                                              Three Months            Nine Months
                                                                                 Ended                  Ended
                                                                           September 30, 1996      September 30, 1996
                                                                           ------------------      ------------------
PRIMARY:
        Average common shares outstanding ...........................            8,732,326              7,360,916
        Net effect of dilutive stock options outstanding
            during the period -- based on the treasury stock method..              162,393                186,576
        Net effect of dilutive stock warrants outstanding
            during the period -- based on the treasury stock method..              621,455                699,324

                                                                                ----------             ----------

              Total                                                              9,516,174              8,246,815
                                                                                ==========             ==========

        Net Income                                                              $2,999,205             $7,453,284
                                                                                ==========             ==========

        Per Share Amount                                                        $     0.32             $     0.90
                                                                                ==========             ==========
FULLY DILUTED:
        Average common shares outstanding ...........................            8,732,326              7,360,916
        Net effect of dilutive stock options outstanding
            during the period -- based on the treasury stock method..              180,891                204,202
        Net effect of dilutive stock warrants outstanding
            during the period -- based on the treasury stock method..              744,178                837,425

                                                                                ----------             ----------

              Total                                                              9,657,395              8,402,542
                                                                                ==========             ==========

        Net Income                                                              $2,999,205             $7,453,284
                                                                                ==========             ==========

        Per Share Amount                                                        $     0.31             $     0.89
                                                                                ==========             ==========

                                                                    EXHIBIT 11.1



                               REDWOOD TRUST, INC.
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                                                                  Three Months             Nine Months
                                                                                     Ended                   Ended
                                                                              September 30, 1995       September 30, 1995
                                                                              ------------------       ------------------
Primary:
        Average common shares outstanding ..............................           3,219,754                1,223,170
        Average preferred shares outstanding (A) .......................             724,375                1,348,718
        Net effect of dilutive stock options outstanding
            during the period -- based on the treasury stock method ....             154,886                  175,754
        Net effect of dilutive stock warrants outstanding
            during the period -- based on the treasury stock method ....              84,123                      N/A

                                                                                  ----------               ----------

              Total                                                                4,183,138                2,747,642
                                                                                  ==========               ==========

        Net Income                                                                $  993,815               $1,845,134
                                                                                  ==========               ==========

        Per Share Amount                                                          $     0.24               $     0.67
                                                                                  ==========               ==========


Fully Diluted:
        Average common shares outstanding ..............................           3,219,754                1,223,170
        Average preferred shares outstanding (A) .......................             724,375                1,348,718
        Net effect of dilutive stock options outstanding
            during the period -- based on the treasury stock method ....             154,886                  175,754
        Net effect of dilutive stock warrants outstanding
            during the period -- based on the treasury stock method ....              84,123                      N/A

                                                                                  ----------               ----------

              Total                                                                4,183,138                2,747,642
                                                                                  ==========               ==========

        Net Income                                                                $  993,815               $1,845,134
                                                                                  ==========               ==========

        Per Share Amount                                                          $     0.24               $     0.67
                                                                                  ==========               ==========

(A) Preferred shares considered common stock equivalents for all periods as there is no stated yield and there is an automatic conversion feature to convert the preferred to common with no additional proceeds to the company.