Form 10-K
period 1996-12-31
REDWOOD TRUST INC
filed 1997-03-25
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:       Securities registered pursuant to Section 12(g) of the Act:

                           NONE                                   CLASS B 9.74 % CUMULATIVE CONVERTIBLE PREFERRED STOCK,
                                                                   PAR VALUE $0.01 PER SHARE
                                                                                   (Title of Class)

                                                                  COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                                                                   (Title of Class)

                                                                  STOCK PURCHASE WARRANTS, EXPIRING DECEMBER 31, 1997
                                                                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At March 17, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $479,425,809.

The number of shares of the Registrant's Common Stock outstanding on March 17, 1997 was 11,797,753.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III.

================================================================================

                               REDWOOD TRUST, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

Item 1.      BUSINESS..........................................................3

Item 2.      PROPERTIES.......................................................30

Item 3.      LEGAL PROCEEDINGS................................................30

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............30

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS..................................31

Item 6.      SELECTED FINANCIAL DATA..........................................32

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............33

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................64

Item 9.      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................64

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............64

Item 11.     EXECUTIVE COMPENSATION...........................................64

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT............................................64

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................64

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K..............................................65

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

Redwood Trust, Inc. (the "Company") was incorporated in the State of Maryland on April 11, 1994 and commenced operations on August 19, 1994. It invests in Mortgage Assets financed by the proceeds of equity offerings and by borrowings. The Company produces net interest income on Mortgage Assets qualifying as Qualified REIT Real Estate Assets while maintaining strict cost controls in order to generate net income for distribution to its stockholders. The Company intends to continue operating in a manner that will permit it to maintain its qualification as a REIT for Federal income tax purposes. As a result of its REIT status, the Company is permitted to deduct dividend distributions to stockholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends. See "Certain Federal Income Tax Considerations - Taxation of the Company." The principal executive offices of the Company are located at 591 Redwood Highway, Suite 3100, Mill Valley, California 94941, telephone (415) 389-7373. The Company is self-advised and self-managed.

Statements in this report regarding the Company's business which are not historical facts are "forward-looking statements" as contemplated in the Private Securities Litigation Reform Act of 1995. Such statements should be read in light of the risks and uncertainties attendant to the business of the Company, including, without limitation, risks of substantial leverage and potential net interest and operating losses in connection with borrowings, risk of decrease in net interest income due to interest rate fluctuations, prepayment risks of Mortgage Assets, risk of failing to hedge against interest rate changes effectively, risk of loss associated with hedging, counterparty risks, risk of loss due to default on Mortgage Assets and risk of failure to maintain REIT status and being subject to tax as a regular corporation. For a complete description of these and other risks associated with the business of the Company, see "Risk Factors" commencing on page 26.

Reference is made to the Glossary commencing on page 67 of this report for definitions of terms used in the following description of the Company's business and elsewhere in this report.


                              BUSINESS AND STRATEGY

The Company's principal business objective is to produce net interest income on its Mortgage Assets while maintaining strict cost controls in order to generate net income for distribution to stockholders. The Company seeks to distribute dividends to stockholders at levels that generally adjust, following a lag period, with changes in short-term market interest rates and that may increase over time in the event of improvements in the real estate markets. To achieve its business objective and generate dividend yields that provide a relatively attractive rate of return for stockholders, the Company's strategy is:

    - to purchase Single-Family Mortgage Assets, the majority of which are currently expected to have adjustable interest rates based on changes in short-term market interest rates, with an emphasis on mortgage interests on residential properties located in California;

    - to manage the credit risk of its Mortgage Assets through, among other activities, (i) carefully selecting Mortgage Assets to be acquired, including an underwriting review of Mortgage Loans and lower-rated Mortgage Securities, (ii) following the Company's policies with respect to credit risk concentration which, among other things, require the Company to maintain a Mortgage Asset portfolio with a weighted average rating level of A- or better, (iii) actively monitoring the ongoing credit quality and servicing of its Mortgage Assets, and (iv) maintaining appropriate capital levels and reserves for possible credit losses;

    - to finance such purchases with the proceeds of equity offerings and, to the extent permitted by the Company's capital and liquidity policies, to utilize leverage to increase potential returns to stockholders through borrowings. When possible the interest rates on these borrowings will be structured to match the interest rate characteristics of the Mortgage Assets;

    - to attempt to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond (within a range of one to six months) to the interest rate adjustment indices and interest rate adjustment periods of the adjustable-rate Mortgage Assets purchased by the Company;

    - to utilize interest rate caps, swaps and similar instruments to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its Mortgage Assets during a period of rising interest rates;

    - to seek to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and through other means;

    - to apply securitization techniques designed to enhance the value and liquidity of the Company's Mortgage Assets acquired in the form of Mortgage Loans by securitizing them into Mortgage Securities that are tailored to the Company's objectives;

    - to re-securitize portions of its Mortgage Securities portfolio when the underlying Mortgage Loans have improved in credit quality through seasoning or rising underlying property values, or when the credit quality of a junior class of security improves due to the prepayment of more senior classes, as such re-securitization transactions may result in improved credit ratings, higher market values and lowered borrowing costs;

    - to use Mortgage Assets to collateralize the issuance of long term collateralized mortgage bonds;

    - to broaden the scope of its mortgage acquisitions over time to include fixed rate single-family mortgages, multifamily mortgages and commercial mortgages when management deems such purchases to be in the best interests of shareholders; and

    -   to strive to become more cost-efficient over time.

The Company believes that its principal competition in the business of acquiring and managing Mortgage Assets are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While many of these entities have significantly greater resources than the Company, the Company anticipates that it will be able to compete effectively due to its relatively low level of operating costs, relative freedom to securitize its assets, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status.

The Company believes it is and plans to continue to be a "low cost producer" compared to most of its competitors in the business of holding Mortgage Assets. Accordingly, the Company plans to generate relatively attractive earnings and dividends while holding Mortgage Assets of higher credit quality and maintaining a lower interest rate risk profile as compared to its principal competitors. The Company will attempt to be increasingly cost-efficient by: (i) seeking to raise additional capital from time to time in order to increase its ability to invest in Mortgage Assets as operating costs are not anticipated to increase as quickly as Mortgage Assets and because growth will increase the Company's purchasing influence with suppliers of Mortgage Assets; (ii) striving to lower its effective borrowing costs over time through seeking direct funding with collateralized lenders rather than using Wall Street intermediaries and investigating the possibility of using commercial paper and medium term note programs; (iii) improving the efficiency of its balance sheet structure by investigating the issuance of various forms of debt and capital; and (iv) utilizing information technology to the fullest extent possible in its business, which technology the Company believes can be developed to improve the Company's ability to monitor the performance of its Mortgage Assets, improve its ability to assess credit risk, improve hedge efficiency and lower operating costs.

MORTGAGE ASSETS

    GENERAL

The Mortgage Assets purchased by the Company may consist of Single-Family, Multifamily and Commercial Mortgage Assets. Although all of the Company's Mortgage Assets purchased through December 31, 1996 were Single-Family Mortgage Assets, the Company may acquire Multifamily Mortgage Assets and Commercial Mortgage Assets from time to time in the future when consistent with its Asset Acquisition/Capital Allocation Policies. For the near future, the Company expects a majority of its Mortgage Assets to bear adjustable interest rates. However, fixed-rate Mortgage Assets also may be acquired when they satisfy the Company's Asset Acquisition/Capital Allocation Policies and management believes they will contribute to the Company's business objectives with respect to desired levels of income and dividend distributions. From time to time, the Company may also acquire common stock in other REITs that invest primarily in Mortgage Assets if the Company believes the potential returns on such common stock are good and such opportunities are as favorable or more favorable than investing in Mortgage Assets directly. The Company may also acquire its own stock, when permitted by applicable securities and state corporation laws.
The Company expects that a majority of its Mortgage Assets will continue to have investment grade ratings (the four highest rating levels) from one or more nationally recognized mortgage security rating agencies or be deemed by the Company to be of comparable credit quality. Based upon the Company's investment strategy and the guidelines under the Company's Asset Acquisition/Capital Allocation Policies, the Company expects that the weighted average rating of its Mortgage Assets (including the Company's deemed equivalent ratings for unrated Mortgage Assets) will be at the "A-" rating level under Standard and Poor's Corporation ("S&P") rating system and at the comparable level under other rating systems. See "Certain Federal Income Tax Considerations - Taxation of Tax-Exempt Entities."

The Company generally will not acquire residuals, principal-only strips, inverse floaters, companion bonds, first loss Subordinated Bonds rated below BBB or mortgage securities rated below B. On a limited basis only, the Company may acquire interest-only strips as an investment or to assist in the hedging of prepayment or other risks. The Company may, however, create a variety of different types of assets, including the types mentioned in this paragraph, through the normal process of securitization of the Company's own Mortgage Assets. In no event will the Company acquire or retain any REMIC residual interest that may give rise to "excess inclusion" income as defined under
Section 860E of the Code.

The Company's Asset Acquisition/Capital Allocation Policies utilize a return on equity calculation that includes adjustments for credit risk, borrowing costs, the cost of associated interest rate agreements (caps and swaps) and the Risk-Adjusted Capital Policy requirements. The relative attractiveness of various asset types will vary over time. The Company may acquire its Mortgage Assets in the secondary mortgage market or upon origination pursuant to arrangements with loan originators. Purchases of Mortgage Assets in the secondary market generally are from national broker/dealer firms or other large financial institutions. The Company may issue Commitments to originators and other sellers of Mortgage Loans who it believes follow prudent origination policies and procedures and comply with all applicable federal and state laws and regulations for origination of Mortgage Loans. In addition, the Company may issue Commitments for Mortgage Securities. These Commitments will obligate the Company to purchase Mortgage Assets from the holders of the Commitment for a specific period of time, in a specific aggregate principal amount and at a specified price and margin over an index. Although the Company may commit to acquire Mortgage Loans prior to funding, all loans are to be fully funded prior to their acquisition by the Company. Following the issuance of Commitments, the Company will be exposed to risks of interest rate fluctuations similar to those risks on the Company's adjustable-rate Mortgage Assets. As described below under "Management Policies and Programs - Asset/Liability Management - Mortgage Loan Securitization Techniques," the Company works with loan originators, conduits and other issuers of Mortgage Securities and their investment bankers to acquire and securitize Mortgage Loans in a manner that best meets the needs of the Company. Such activity may involve the issuance of Commitments by the Company.

The "face value" of Mortgage Assets represents the outstanding principal balance of the Mortgage Loans or Mortgage Securities comprising the Mortgage Assets, and "amortized cost" means the purchase prices paid for the Mortgage Assets adjusted to reflect (i) amortization of discounts or premiums and (ii) principal repayments. Mortgage Assets are carried on the balance sheet at what is referred to by the Company as "carrying value." "Carrying value" for the Mortgage Assets is management's estimate of the bid side of the market value for such assets. Management usually bases its estimates on the lowest of third-party bid-side indications of market value for Mortgage Assets obtained from firms making a market in or lending against Mortgage Assets. Generally, such indications are solicited by the Company on a monthly basis and from time to time in connection with the Company's borrowing activities and the lowest of such indications with respect to a Mortgage Asset generally comes from the secured lender on that asset. To the extent that such bid-side indications typically are below the amortized cost of Mortgage Assets (net of any specific credit reserves on such Mortgage Assets), the difference is referred to as unrealized losses, and, to the extent that such indications exceed the amortized cost (net of any specific credit reserves), the difference is referred to as unrealized gains. The net amount of such unrealized gains and losses is reflected on the balance sheet as a valuation adjustment to Stockholders' Equity under the caption "Net Unrealized Gain or Loss on Assets Available for Sale."

All of the mortgage loans underlying the Company's Mortgage Assets at December 31, 1996 were being serviced by third-party servicers unrelated to the Company. The Company's Mortgage Securities are held by either Mellon Bank, N.A., pursuant to a Custody Agreement dated August 22, 1994 or by Bankers Trust, pursuant to a Clearance Agreement dated December 1, 1996.

         TYPES OF MORTGAGE ASSETS

The various types of Mortgage Assets the Company may purchase are summarized below.

          Single-Family and Multifamily Mortgage Assets

Single-Family Mortgage Loans. The Company may acquire both Conforming Mortgage Loans and Nonconforming Mortgage Loans. Conventional Conforming Mortgage Loans will comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or FNMA. The Company also may acquire FHA Loans or VA Loans, which qualify for inclusion in a pool of Mortgage Loans guaranteed by GNMA. Under current regulations, the maximum principal balance allowed on Conforming Mortgage Loans ranges from $214,600 ($321,900 for Mortgage Loans secured by Mortgaged Properties located in either Alaska or Hawaii) for one-unit to $412,450 ($618,675 for Mortgage Loans secured by mortgaged properties located in either Alaska or Hawaii) for four-unit residential loans. Nonconforming Single-Family Mortgage Loans are Single-Family Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC. The Company expects that a majority of the Nonconforming Mortgage Loans it purchases will be nonconforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or generally because they vary in certain other respects from the requirements of such programs other than the requirement relating to creditworthiness of the mortgagors. A substantial portion of the Company's Nonconforming Mortgage Loans are expected to meet the requirements for sale to national private mortgage conduit programs in the secondary mortgage market.

The Company currently expects that substantially all of the Single-Family Mortgage Loans acquired by it will be ARMs. The interest rate on an ARM is typically tied to an index (such as LIBOR or the interest rate on United States Treasury Bills), and is adjustable periodically at various intervals. Such Mortgage Loans are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps.

Multifamily Mortgage Loans. Multifamily Mortgage Loans generally involve larger principal amounts per loan than Single-Family Mortgage Loans and require more complex credit and property evaluation analysis. Multifamily Mortgage Loans share many of the characteristics and risks associated with Commercial Mortgage Loans and are often categorized as commercial loans rather than residential loans. For example, the credit quality of a Multifamily Mortgage Loan typically depends upon the existence and terms of underlying leases, tenant credit quality and the historical and anticipated level of vacancies and rents on the mortgaged property and on the competitive market condition of the mortgaged property relative to other competitive properties in the same region, among other factors. Multifamily Mortgage Loans, however, constitute `qualified mortgages" for purposes of the REMIC regulations and the favorable tax treatment associated therewith and, when securitized, certain of the resulting rated classes of Multifamily Mortgage Securities qualify as "mortgage-related securities" and for the favorable treatment awarded such securities under the Secondary Mortgage Market Enhancement Act of 1984 ("SMMEA").

Single-Family and Multifamily Mortgage Securities. The Mortgage Assets purchased by the Company are expected to include Single-Family Mortgage Securities. In addition, the Company expects to pool and exchange a substantial portion of its Single-Family and Multifamily Mortgage Loans for Single-Family and Multifamily Mortgage Securities, respectively, which it may then hold for investment, sell or pledge to secure borrowings. The types of Single-Family and Multifamily Mortgage Securities that the Company may purchase or receive in exchange for its Single-Family and Multifamily Mortgage Loans are described below.

Single-Family and Multifamily Privately-Issued Certificates. Single-Family and Multifamily Privately-Issued Certificates are Pass-Through Certificates that are not issued by one of the Agencies and that are backed by a pool of conventional Single-Family or Multifamily Mortgage Loans, respectively. Single-Family and Multifamily Privately-Issued Certificates are issued by originators of, investors in, and other owners of Mortgage Loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose "conduit" subsidiaries of such institutions.

While Agency Certificates are backed by the express obligation of guarantee of one of the Agencies, as described below, Single-Family and Multifamily Privately-Issued Certificates are generally covered by one or more forms of private (i.e,. nongovernmental) credit enhancements. Such credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the holder's equity interest in the property and result in Realized Losses. Forms of credit enhancements include, but are not limited to, limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination.

Subordinantion is a form of credit enhancement frequently used and involves the issuance of multiple classes of Senior-Subordinated Mortgage Securities. Such classes are structured into a hierarchy of levels for purposes of allocating Realized Losses and also for defining priority of rights to payment of principal and interest. Typically, one or more classes of Senior Securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more classes of Mezzanine Securities and Subordinated Securities that bear Realized Losses prior to the classes of Senior Securities. Mezzanine Securities refer to any classes that are rated below the two highest levels but no lower than a single "B" level under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of Subordinated Securities which bear Realized Losses prior to the classes of Mezzanine Securities. As used herein, Subordinated Securities will refer to any class that bears the "first loss" from Realized Losses or that is rated below a single "B" level (or, if unrated, is deemed by the Company to be below such level based on a comparison of characteristics of such class with other rated Subordinated Securities with like characteristics). In some cases, only classes of Senior Securities and Subordinated Securities are issued. By adjusting the priority of interest and principal payments on each class of a given series of Senior-Subordinated Securities, issuers are able to create classes of Mortgage Securities with varying degrees of credit exposure, prepayment exposure and potential total return, tailored to meet the needs of sophisticated institutional investors.

The Company may purchase Single-Family and Multifamily Privately-Issued Certificates in the secondary market. The Company may also acquire Single-Family and Multifamily Privately-Issued Certificates by pooling and exchanging some of its Single-Family and Multifamily Mortgage Loans, respectively, for such securities. In connection with exchanging its Single-Family and Multifamily Mortgage Loans for Single-Family and Multifamily Privately-Issued Certificates, the Company may retain some or all classes resulting therefrom, including Mezzanine Securities and Subordinated Securities. In cases where the Company retains such junior classes, the Company will continue to be exposed to the various risks of loss associated with the entire pool of underlying Mortgage Loans.

GNMA Certificates. GNMA is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD").
Section 306(g) of Title III of the National Housing

Act of 1934, as amended (the "Housing Act"), authorizes GNMA to guarantee the timely payment of the principal and interest on certificates which represent an interest in a pool of mortgages insured by the VA under the Servicemen's Readjustment Act of 1944, as amended, or Chapter 37 of Title 38, United States Code and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that such guarantees under section 306(g) of GNMA Certificates of the type which may be purchased or received in exchange by the Company are authorized to be made by GNMA and "would constitute general obligations of the United States backed by its full faith and credit."

At present, all GNMA Certificates are backed by Single-Family Mortgage Loans. The interest rate paid on GNMA Certificates may be fixed rate or adjustable rate. The interest rate on GNMA Certificates issued under GNMA's standard ARM program adjusts annually in relation to the Treasury Index. Interest rates paid on GNMA ARM Certificates typically equal the index rate plus 150 basis points. Adjustments in the interest rate are generally limited to an annual increase or decrease of 1% and to a lifetime cap of 5% over the initial interest rate.

FNMA Certificates. FNMA is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C. 1716 et seq.). FNMA provides funds to the mortgage market primarily by purchasing home Mortgage Loans from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to the registered holder of a FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA Certificate) on the Mortgage Loans in the pool underlying the FNMA Certificate, whether or not received, and the full principal amount of any such mortgaged loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FNMA Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

FNMA Certificates may be backed by pools of Single-Family or Multifamily Mortgage Loans. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. FNMA Certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA ARM Certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. In addition, the majority of series of FNMA ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest rate adjustments. Certain FNMA programs include Mortgage Loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. ARMs which are converted into fixed rate Mortgage Loans are repurchased by FNMA or by the seller of such loans to FNMA at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment. Adjustments to the interest rates on FNMA ARM Certificates are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps.

FHLMC Certificates. FHLMC is a privately-owned government-sponsored enterprise created pursuant to an Act of Congress (Title III of the Emergency Home Finance Act of 1970, as amended, 12 U.S.C. 1451-1459), on July 24, 1970. The principal activity of FHLMC currently consists of the purchase of conventional Conforming Mortgage Loans or participation interests therein and the resale of the loans and participations so purchased in the form of guaranteed mortgage securities. FHLMC guarantees to each holder of FHLMC Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

FHLMC Certificates may be backed by pools of Single-Family Mortgage Loans or Multifamily Mortgage Loans. Such underlying Mortgage Loans may have original terms to maturity of up to 40 years. FHLMC Certificates may be issued under cash programs (composed of Mortgage Loans purchased from a number of sellers) or guarantor programs (composed of Mortgage Loans purchased from one seller in exchange for participation certificates representing interests in the Mortgage Loans purchased). FHLMC Certificates may pay interest at a fixed rate or adjustable rate. The interest rate paid on FHLMC ARM Certificates adjusts periodically within 60 days prior to the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on FHLMC ARM Certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury Index. Other specified indices used in FHLMC ARM Programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FHLMC ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FHLMC ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 1% or 2% and to a lifetime cap of 5% or 6% over the initial interest rate. Certain FHLMC programs include Mortgage Loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. ARMs which are converted into fixed rate Mortgage Loans are repurchased by FHLMC or by the seller of such loans to FHLMC at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment.

Single-Family and Multifamily CMOs. The Company may, from time to time, invest in adjustable-rate Single-Family and Multifamily CMOs. Single-Family and Multifamily CMOs ordinarily are issued in series, each of which consists of several serially maturing classes ratably secured by a single pool of Single-Family or Multifamily Mortgage Loans or Single-Family or Multifamily Privately-Issued Certificates. Generally, principal payments received on the mortgage-related assets securing a series of CMOs, including prepayments on such mortgage-related assets, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMOs by its stated maturity. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes (referred to as "tranches") of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

Principal prepayments on the mortgage-related assets underlying a CMO issue may cause different tranches of a CMO issue to be retired substantially earlier than their stated maturities or final distribution dates. Interest generally is paid or accrues on interest-bearing classes of CMOs on a monthly, quarterly or semi-annual basis. The principal of and interest on the underlying mortgage-related assets may be allocated among the several classes of a CMO issue in a variety of ways. One type of CMO issue is one in which payments of principal, including any principal prepayments, on the mortgage-related asset are applied to the classes of CMOs in order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class of the series until all other classes having an earlier stated maturity or final distribution date have been paid in full.

Other types of CMO issues include classes such as parallel pay CMO's some of which, such as Planned Amortization Class CMOs ("PAC Bonds"), provide protection against prepayment uncertainty. Parallel pay CMOs are structured to provide payments of principal on certain payment dates to more than one class. These simultaneous payments are taken into account in calculating the stated maturity date or final distribution date of each class which, as with other CMO structures, must be retired by its stated maturity date or final distribution date but may be retired earlier. PAC Bonds generally require payment of a specified amount of principal on each payment date so long as prepayment speeds on the underlying collateral fall within a specified range. PAC Bonds are always parallel pay CMOs with the required principal payment on such securities having the highest priority after interest has been paid to all classes.

Other types of CMO issues include Targeted Amortization Class CMOs ("TAC Bonds"), which are similar to PAC Bonds. While PAC Bonds maintain their amortization schedule within a specified range of prepayment speeds, TAC Bonds are generally targeted to a narrow range of prepayment speeds or a specified pricing speed. TAC Bonds can provide protection against prepayment uncertainty since cash flows generated from higher prepayments of the underlying mortgage-related assets are applied to the various other pass-through tranches so as to allow the TAC Bonds to maintain their amortization schedule.

CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company's anticipated return on its investment. Privately-Issued Single-Family and Multifamily CMOs are supported by private credit enhancements similar to those used for Privately-Issued Certificates and are often issued as Senior-Subordinated Mortgage Securities. The Company will only acquire CMOs that constitute beneficial ownership in grantor trusts holding Mortgage Loans, or regular interests in REMICs, or that otherwise constitute Qualified REIT Real Estate Assets (provided that the Company has obtained a favorable opinion of counsel or a ruling from the IRS to that effect).

Commercial Mortgage Assets

Commercial Mortgage Loans. Commercial Mortgage Loans are secured by commercial properties, such as industrial and warehouse properties, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes and senior living centers. Commercial Mortgage Loans have certain distinct risk characteristics: existing Commercial Mortgage Loans generally lack standardized terms, which may complicate their structure (although certain of the new conduits are introducing standard form documents for use in their programs); Commercial Mortgage Loans tend to have shorter maturities than Single-Family Mortgage Loans; they may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" due on maturity; and commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties and the corresponding burdens and costs of compliance with environmental laws and regulations.

Unlike most Single-Family Mortgage Loans, Commercial Mortgage Loans generally utilize yield maintenance agreements to impose penalties on prepayments of principal that compensate mortgagees, in part or in full, for the possibility of lower interest lending rates that may be applicable at the time of prepayment. Commercial Mortgage Loans may also contain prohibitions, at least for a period of time following origination, on principal prepayments. Such prepayment penalties and prohibitions tend to reduce the likelihood of prepayments on Commercial Mortgage Loans as compared to Single-Family Mortgage Loans.

The credit quality of a Commercial Mortgage Loan may depend on, among other factors, the existence and structure of underlying leases, deferred maintenance on the property or physical condition of the property, the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks and the local and regional economic climate in general. Primary indicators of credit quality on a Commercial Mortgage Loan are the debt service coverage, i.e., the ratio of current net operating income on a commercial property to the current debt service obligation on the same property, and the loan-to-value ratio, both of which generally are examined by the rating agencies from the perspective of a variety of worst-case scenarios. Loan-to-value analysis is particularly important in the case of Commercial Mortgage Loans because many are nonrecourse to the borrower and therefore the value of the property will determine the amount of loss in the event of default. Foreclosures of defaulted Commercial Mortgage Loans are generally subject to a number of complicating factors not present in foreclosures of Single-Family Mortgage Loans.

To the extent the Company seeks to acquire Commercial Mortgage Assets, the Company intends to focus on the acquisition of Commercial Mortgage Securities rather than Commercial Mortgage Loans. The Company will only acquire Commercial Mortgage Loans when it believes it has the necessary expertise to evaluate and manage them and only if they are consistent with the Company's Asset Acquisition/Capital Allocation Policies.

Commercial Mortgage Securities. Commercial Mortgage Securities are securities that represent an interest in, or are secured by, Commercial Mortgage Loans. Commercial Mortgage Securities generally have been structured as Pass-Through Certificates with private (i.e., nongovernmental) credit enhancements ("Commercial Privately-Issued Certificates") or as CMOs ("Commercial CMOs"). Commercial Mortgage Securities may pay adjustable rates of interest. Because of the great diversity in characteristics of the Commercial Mortgage Loans that secure or underlie Commercial Mortgage Securities, however, such securities will also have diverse characteristics. Although many Commercial Mortgage Securities are backed by large pools of Commercial Mortgage Loans with relatively small individual principal balances, Commercial Mortgage Securities may be backed by Commercial Mortgage Loans collateralized by only a few commercial properties or a single commercial property. Because the risk involved in single commercial property financings is highly concentrated, single-property Commercial Mortgage Securities to date have tended to be limited to extremely desirable commercial properties with excellent values and/or lease agreements with extremely creditworthy and reliable tenants, such as major corporations.

Commercial Mortgage Securities generally are structured with some form of private credit enhancement to protect against potential Realized Losses on the underlying Mortgage Assets. As with Single-Family Mortgage Securities, such credit enhancements provide an extra layer of loss coverage in cases where the equityholder's equity interest in the underlying mortgaged property has been completely extinguished. Because of the particular risks that accompany Commercial Mortgage Securities, the required amount and corresponding cost of such credit support may be significant. Credit supports used in the Commercial Mortgage Securities market have included, but have not been limited to, limited issuer guarantees, reserve funds, Subordinated Securities (which bear the risks of default before more senior classes of securities of the same issuer), cross-collateralization, over-collateralization, cross-default provisions, subordination and letters of credit. The Company expects that multiple-class structures, featuring Senior-Subordinated Mortgage Securities, will continue to be the most common form of credit enhancement used in the Commercial Mortgage Securities markets. In addition to credit support, Commercial Mortgage Securities may be structured with liquidity protections intended to provide assurance of timely payment of principal and interest. Such protections may include surety bonds, letters of credit and payment advance agreements. The process used to rate Commercial Mortgage Securities may focus on, among other factors, the structure of the security, the quality and adequacy of collateral and insurance, and the creditworthiness of the originators, servicing companies and providers of credit support.

Commercial Mortgage Securities have been issued in public and private transactions by a variety of public and private issuers. The RTC has issued more than $16 billion of Commercial and Multifamily Mortgage Securities. Neither the U.S. Government nor the RTC guarantees securities issued under RTC programs. Non-governmental entities that have issued or sponsored Commercial Mortgage Securities include owners of commercial properties, originators of and investors in Mortgage Loans, savings and loan associations, mortgage banks, commercial banks, insurance companies, investment banks and special purpose subsidiaries of the foregoing.

The Commercial Mortgage Securities market is newer and in terms of total outstanding principal amount of issues is relatively small compared to the total size of the market for Single-Family Mortgage Securities. Securitization of the commercial mortgage market has accelerated in recent years, however, in part as a result of new risk-based capital rules imposed on insurance companies, banks and thrift institutions that have required many such institutions to reduce positions in Commercial Mortgage Loans in their investment portfolios. The establishment by the rating agencies of rating criteria for Commercial Mortgage Securities and the resulting assignment of ratings by the rating agencies to such securities has made such securities more attractive to potential investors and has increased their potential investor base. As Commercial Mortgage Loans with balloon payments become due, such loans will have to be re-financed or the underlying commercial properties will have to be sold. In either case, there will be a significant need for new Commercial Mortgage Loans. In addition, to the extent financial institutions continue to seek to reduce their portfolio holdings of Commercial Mortgage Loans, the supply of Commercial Mortgage Loans available for securitization will increase. Demand for new commercial real estate financings and the reluctance of financial institutions to assume long-term portfolio risk with respect to such financings also should encourage securitization. The Company believes that an increased supply of Commercial Mortgage Securities may present attractive investment opportunities for the Company.

MANAGEMENT POLICIES AND PROGRAMS

    ASSET ACQUISITION POLICIES

The Company only acquires those Mortgage Assets the Company believes it has the necessary expertise to evaluate and manage and which are consistent with the Company's balance sheet guidelines and risk management objectives. Since the intention of the Company is generally to hold its Mortgage Assets until maturity, the Company generally does not seek to acquire assets whose investment returns are only attractive in a limited range of scenarios. The Company believes that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, the Company seeks to acquire Mortgage Assets which the Company believes will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

Among the asset choices available to the Company, the Company acquires those Mortgage Assets which the Company believes will generate the highest returns on capital invested, after considering (i) the amount and nature of anticipated cash flows from the asset, (ii) the Company's ability to pledge the asset to secure collateralized borrowings, (iii) the increase in the Company's risk-adjusted capital requirement determined by the Company's Risk-adjusted Capital Policy resulting from the purchase and financing of the asset, and (iv) the costs of financing, hedging, managing, securitizing, and reserving for the asset. Prior to acquisition, potential returns on capital employed are assessed over the life of the asset and in a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios.

Management also gives consideration to balance sheet management and risk diversification issues. A specific asset which is being evaluated for potential acquisition is deemed more (or less) valuable to the Company to the extent it serves to decrease (or increase) certain interest rate or prepayment risks which may exist in the balance sheet, to diversify (or concentrate) credit risk, and to meet (or not meet) the cash flow and liquidity objectives management may establish for the balance sheet from time to time. Accordingly, an important part of the evaluation process is a simulation, using the Company's risk management model, of the addition of a potential asset and its associated borrowings and hedges to the balance sheet and an assessment of the impact this potential asset acquisition would have on the risks in and returns generated by the Company's balance sheet as a whole over a variety of scenarios.

The Company focuses primarily on the acquisition of floating-rate and adjustable-rate assets, and believes that currently such products are more attractive for the Company's purposes than are fixed-rate assets.

In the event that the Company acquires fixed-rate Mortgage Assets pursuant to its Asset Acquisition/Capital Allocation Policies, the Company's Risk-Adjusted Capital Policy will allocate a high liquidity capital cushion to such fixed-rate assets due to their greater market price volatility, so it is difficult for fixed-rate products to generate high returns on capital employed under the Company's asset acquisition criteria. In addition, the cost of hedging a fixed-rate asset to meet the Company's asset/liability management goals is usually significant. The Company may, however, purchase fixed-rate assets in the future should the potential returns on capital invested, after hedging and all other costs, clearly exceed the returns available from other assets or if the purchase of such assets would serve to reduce or diversify the risks of the Company's balance sheet.

The Company's strategy is to focus primarily on the acquisition of adjustable-rate Mortgage Assets, including Single-Family Mortgage Loans, Single-Family Mortgage Securities, Multifamily Mortgage Loans and Multifamily Mortgage Securities. To date, all Mortgage Assets purchased have been Single-Family Mortgage Assets. In addition, the Company will seek to acquire Commercial Mortgage Securities which, except for securities created through the normal process of securitization of its own Mortgage Assets, will generally be limited initially to investment grade securities with a rating of BBB- or better. The Company's asset acquisition strategy may change over time as market conditions change and as the Company evolves.

The Company may also purchase the stock of other mortgage REITs or similar companies when the Company believes that such purchases will yield attractive returns on capital employed. When the stock market valuations of such companies are low in relation to the market value of their assets, such stock purchases can be a way for the Company to acquire an interest in a pool of Mortgage Assets at an attractive price. The Company does not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers.

The Company intends to acquire new Mortgage Assets, and will also seek to expand its capital base in order to further increase the Company's ability to acquire new assets, when the potential returns from new investments appear attractive relative to the return expectations of stockholders (as expressed principally by the effective dividend yield of the Company's stock). The Company may in the future acquire Mortgage Assets by offering its debt or equity securities in exchange for such Mortgage Assets.

The Company generally intends to hold Mortgage Assets to maturity. In addition, the REIT provisions of the Code limit in certain respects the ability of the Company to sell Mortgage Assets. See "Certain Federal Income Tax Considerations
- General - Gross Income Tests" and " - Taxation of the Company." However, management may decide to sell assets from time to time for a number of reasons including, without limitation, to dispose of an asset as to which credit risk concerns have risen beyond levels the Company wishes to manage, to reduce interest rate risk, to substitute one type of Mortgage Asset for another; to improve yield, to maintain compliance with the 55% requirement under the Investment Company Act, or generally to re-structure the balance sheet when management deems such action advisable. Management will select any Mortgage Asset to be sold according to the particular purpose such sale will serve. The Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of Mortgage Assets to be sold.

As a requirement for maintaining REIT status, the Company, will distribute to stockholders aggregate dividends equaling at least 95% of its taxable income. See "Certain Federal Income Tax Considerations - General - Distribution Requirement." The Company will make additional distributions of capital when the return expectations of the stockholders (as expressed principally by the effective dividend yield of the Company's stock) appear to exceed returns potentially available to the Company through making new investments in Mortgage Assets. Subject to the limitations of applicable securities and state corporation laws, the Company can distribute capital by making purchases of its own Capital Stock, through paying down or repurchasing any outstanding uncollateralized debt obligations, or through increasing the Company's dividend to include a return of capital.

    CREDIT RISK MANAGEMENT POLICIES

The Company reviews credit risk, interest rate risk and other risk of loss associated with each investment and determines the appropriate allocation of capital to apply to such investment under its Risk-Adjusted Capital Policy. In addition, the Company attempts to diversify its investment portfolio to avoid undue geographic and other types of concentrations. The Board of Directors monitors the overall portfolio risk and determines appropriate levels of provision for credit loss.

With respect to its Mortgage Securities, the Company is exposed to various levels of credit and special hazard risk, depending on the nature of the underlying Mortgage Assets and the nature and level of credit enhancements supporting such securities. Most of the Mortgage Assets acquired by the Company have some degree of protection from normal credit losses. At December 31, 1996 and December 31, 1995, 45% and 56%, respectively, of the Company's Mortgage Assets were Mortgage Securities covered by credit protection in the form of a 100% guarantee from a government-sponsored entity (GNMA, FNMA and FHLMC) ("Agency Certificates").

An additional 31% and 38% of the Company's Mortgage Assets at December 31, 1996 and December 31, 1995, respectively, were Privately-Issued Certificates and represented interests in pools of residential mortgage loans with partial credit enhancement; of these amounts, 96% and 85% were rated investment grade, respectively. Credit loss protection for Privately-Issued Certificates is achieved through the subordination of other interests in the pool to the interest held by the Company, through pool insurance or through other means. The degree of credit protection varies substantially among the Privately-Issued Certificates held by the Company. While the Privately-Issued Certificates held by the Company have some degree of credit enhancement, many of such Mortgage Assets are, in turn, subordinated to other interests. Thus, should such a Privately-Issued Certificate experience credit losses, such losses could be greater than the Company`s pro rata share of the remaining mortgage pool, but in no event could exceed the Company's investment in such Privately-Issued Certificate. At December 31, 1996, the amount of Realized Losses a particular pool of mortgages represented by Privately- Issued Certificates would have to experience before the Company would bear responsibility for any credit losses ranged from 0% to 48% of the pool balance. The Company has undertaken an independent underwriting review of a sample of the loans underlying the Privately-Issued Certificates that are rated below BBB.

Beginning in the fourth quarter of 1995, the Company began purchasing Mortgage Assets in the form of unsecuritized Mortgage Loans. The Company has developed a quality control program to monitor the quality of loan underwriting at the time of acquisition and on an ongoing basis. The Company may conduct, or cause to be conducted, a legal document review of each Mortgage Loan acquired to verify the accuracy and completeness of the information contained in the mortgage notes, security instruments and other pertinent documents in the file. As a condition of purchase, the Company will select a sample of Mortgage Loans targeted to be acquired, focusing on those Mortgage Loans with higher risk characteristics, and submit them to a third party, nationally recognized underwriting review firm for a compliance check of underwriting and review of income, asset and appraisal information. In addition, the Company or its agents will underwrite all Multifamily and Commercial Mortgage Loans. During the time it holds Mortgage Loans, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. The Company will generally not obtain credit enhancements such as mortgage pool or special hazard insurance for its Mortgage Loans, although individual loans may be covered by FHA insurance, VA guarantees or private mortgage insurance and, to the extent securitized into Agency Certificates, by such government-sponsored entity obligations or guarantees.

    CAPITAL AND LEVERAGE POLICIES

The Company's goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions. The Company has established a Risk-Adjusted Capital Policy which limits management's ability to acquire additional assets during times when the actual capital base of the Company is less than a required amount defined in the policy. In this way, the use of balance sheet leverage is controlled. The actual capital base as defined for the purpose of the Risk Adjusted Capital Policy is equal to the market value of total assets less the book value of total collateralized borrowings. The actual capital base, as so defined, represents the approximate liquidation value of the Company and approximates the market value of assets that can be pledged or sold to meet over-collateralization requirements for the Company's borrowings. The unpledged portion of the Company's actual capital base is available to be pledged or sold as necessary to maintain over-collateralization levels for the Company's borrowings.

Prior to the fourth quarter of 1996, under its Risk-Adjusted Capital Policy, management was prohibited from acquiring additional Mortgage Assets during periods when the actual capital base of the Company was less than the minimum amount required under the Risk-Adjusted Capital Policy (except when such Mortgage Asset acquisitions may have been necessary to maintain REIT status or the Company's exemption from the Investment Company Act of 1940). As a result, the Company has generally grown in the past by issuing equity and then seeking to acquire Mortgage Assets over time in order to fully employ the capital raised. In order to employ new capital more efficiently, the Board of Directors approved a permanent modification to the Company's Risk-Adjusted Capital Policy on October 31, 1996. Management is now able to acquire Mortgage Assets when attractive opportunities present themselves in excess of the level at which the Company's capital base would have been fully employed under the pre-modified Risk-Adjusted Capital Policy within certain limitations and in certain circumstances. As a result, when additional equity is raised, some or all of the assets necessary to fully employ this capital will have been pre-acquired. Such excess asset acquisitions are subject to a variety of limitations, including (i) that additional asset growth not increase the balance sheet size by more than 10% beyond the point at which capital would have been fully employed under the pre-modified Risk-Adjusted Capital Policy guidelines, and (ii) that the Company seek to issue additional equity to bring the Company into compliance with the pre-modified Risk-Adjusted Capital Policy guidelines.

The first component of the Company's capital requirements is the current aggregate over-collateralization amount or "haircut" the lenders require the Company to hold as capital. The haircut for each Mortgage Asset is determined by the lender based on the risk characteristics and liquidity of that asset. Haircut levels on individual borrowings range from 3% for Agency Certificates to 25% for certain Privately-Issued Certificates, and average 5% to 10% for the Company as a whole. Should the market value of the pledged assets decline, the Company will be required to deliver additional collateral to the lenders in order to maintain a constant over-collateralization level on its borrowings.

The second component of the Company's capital requirement is the "liquidity capital cushion." The liquidity capital cushion is an additional amount of capital in excess of the haircut maintained by the Company in order to help the Company meet the demands of the lenders for additional collateral should the market value of the Company's Mortgage Assets decline. The aggregate liquidity capital cushion equals the sum of liquidity cushion amounts assigned under the Risk-Adjusted Capital Policy to each of the Company's Mortgage Assets. Liquidity capital cushions are assigned to each Mortgage Asset based on management's assessment of the Mortgage Asset's market price volatility, credit risk, liquidity and attractiveness for use as collateral by lenders. The process of assigning liquidity capital cushions relies on management's ability to identify and weigh the relative importance of these and other factors. Consideration is also given to hedges associated with the Mortgage Asset and any effect such hedges may have on reducing net market price volatility, concentration or diversification of credit and other risks in the balance sheet as a whole and the net cash flows that can be expected to arise from the interaction of the various components of the Company's balance sheet. The Board of Directors thus reviews on a periodic basis various analyses prepared by management of the risks inherent in the Company's balance sheet, including an analysis of the effects of various scenarios on the Company's net cash flow, earnings, dividends, liquidity and net market value. Should the Board of Directors determine that the minimum required capital base set by the Company's Risk-Adjusted Capital Policy is either too low or too high, the Board of Directors may raise or lower the capital requirement accordingly.

The Company expects that its aggregate minimum capital requirement under the Risk-Adjusted Capital Policy will approximate 5% to 15% of the market value of the Company's Mortgage Assets. This percentage will fluctuate over time, and may fluctuate out of the expected range, as the composition of the balance sheet changes, haircut levels required by lenders change, the market value of the Mortgage Assets changes and as liquidity capital cushions set by the Board of Directors are adjusted over time. As of December 31, 1996, the aggregate Risk-Adjusted Capital Requirement was 10.0% of Mortgage Assets, and the Company's actual capital base was 9.7% of Mortgage Assets. At December 31,
1996, the Company had acquired excess assets in anticipation of its January
1997 stock offering.

The Risk-Adjusted Capital Policy also stipulates that at least 50% of the capital base maintained to satisfy the liquidity capital cushion shall be invested in Agency Certificates, AAA-rated adjustable-rate Mortgage Securities or Mortgage Assets with similar or better liquidity characteristics.

Pursuant to the Company's overall business strategy, a substantial portion of the Company's borrowings are short-term or adjustable-rate. The Company's borrowings currently are implemented through reverse repurchase agreements (a borrowing device evidenced by an agreement to sell securities or other assets to a third party and a simultaneous agreement to repurchase them at a specified future date and price, the price difference constituting interest on the borrowing) and one revolving line of credit agreement. In the future, however, the Company's borrowings may also be obtained through loan agreements, Dollar-Roll Agreements (an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date) and other credit facilities with institutional lenders and issuance of debt securities such as commercial paper, medium term notes, collateralized mortgage bonds and senior or subordinated notes.

It is expected that reverse repurchase agreements will continue to be a principal financing device utilized by the Company to leverage its Mortgage Assets portfolio. The Company anticipates that, upon repayment of each borrowing in the form of a reverse repurchase agreement, the collateral will immediately be used for borrowing in the form of a new reverse repurchase agreement. The Company has not at the present time entered into any commitment agreements under which the lender would be required to enter into new reverse repurchase agreements during a specified period of time, nor does the Company presently plan to have liquidity facilities with commercial banks. The Company, however, may enter into such commitment agreements in the future if deemed favorable to the Company. The Company enters into reverse repurchase agreements primarily with national broker/dealers, commercial banks and other lenders which typically offer such financing. The Company enters into collateralized borrowings only with financial institutions meeting credit standards approved by the Company's Board of Directors, including approval by a majority of Independent Directors, and monitors the financial condition of such institutions on a regular basis.

A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company effectively pledges its Mortgage Assets as collateral to secure a short-term loan. Generally, the other party to the agreement will make the loan in the amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. While used as collateral, Mortgage Assets continue to pay principal and interest which inure to the benefit of the Company. In the event of the insolvency or bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is, among other things, to allow the creditor under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as one of unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company.

The Company expects that some of its borrowing agreements will continue to require the Company to deposit additional collateral in the event the market value of existing collateral declines, which may require the Company to sell assets to reduce the borrowings. The Company's liquidity management policy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in market value of its Mortgage Assets, as described above. However, a major disruption of the reverse repurchase or other markets relied on by the Company for short-term borrowings would have a material adverse effect on the Company unless the Company were able to arrange alternative sources of financing on comparable terms. The Company's Bylaws do not limit its ability to incur borrowings, whether secured or unsecured.

    ASSET/LIABILITY MANAGEMENT

         Interest Rate Risk Management

To the extent consistent with its election to qualify as a REIT, the Company follows an interest rate risk management program intended to protect against the effects of major interest rate changes. Specifically, the Company's interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on its Mortgage Assets and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate Mortgage Assets and related borrowings. The Company's interest rate risk management program encompasses a number of procedures, including: (i) the Company attempts to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of the adjustable-rate Mortgage Assets purchased by the Company, so as to limit mis-matching of such aggregates to a range of one to six months, and (ii) the Company attempts to structure its borrowing agreements relating to adjustable-rate Mortgage Assets to have a range of different maturities and interest rate adjustment periods (although substantially all reverse repurchase agreements will be less than one year). As a result, the Company expects to be able to adjust the average maturity/adjustment period of such borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, the Company intends to minimize differences between interest rate adjustment periods of adjustable-rate Mortgage Assets and related borrowings that may occur.

The Company purchases, from time to time, interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its Mortgage Assets during a period of rising rates. In this way, the Company intends generally to hedge as much of the interest rate risk as management determines is in the best interest of the stockholders of the Company, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT.

See "Certain Federal Income Tax Considerations General - Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is prudent. The Company also, to the extent consistent with its compliance with the REIT Gross Income Tests, Maryland law and the no-action relief discussed below, utilizes financial futures contracts, options and forward contracts as a hedge against future interest rate changes. The Company obtained no-action relief from the Commodities Futures Trading Commission permitting the Company to invest a small percentage of the Company's total assets in certain financial futures contracts and options thereon without registering as a commodity pool operator under the Commodity Exchange Act, provided that the Company uses such instruments solely for bona fide hedging purposes.

The Company seeks to build a balance sheet and undertake an interest rate risk management program which is likely, in management's view, to enable the Company to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program address both income preservation, as discussed in the first part of this section, and capital preservation concerns. With regard to the latter, the Company monitors its "equity duration." This is the expected percentage change in the Company's equity (measured as the carrying value of total assets less the book value of total liabilities) that would be caused by a 1% change in short and long term interest rates. To date, the Company believes that it has met its goal of maintaining an equity duration of less than 15%. To monitor its equity duration and the related risks of fluctuations in the liquidation value of the Company's equity, the Company models the impact of various economic scenarios on the market value of the Company's Mortgage Assets, liabilities and interest rate agreements. The Company believes that the existing hedging program will allow the Company to maintain operations throughout a wide variety of potentially adverse circumstances without further management action. Nevertheless, in order to further preserve the Company's capital base (and lower its equity duration) during periods when management believes a trend of rapidly rising interest rates has been established, management may decide to increase hedging activities and/or sell assets. Each of these types of actions may lower the earnings and dividends of the Company in the short term in order to further the objective of maintaining attractive levels of earnings and dividends over the long term.

Each interest rate cap agreement is a legal contract between the Company and a third party firm (the "counter-party"). The Company makes an up-front cash payment to the counter-party and the counter-party agrees to make payments to the Company in the future should the one or three month LIBOR interest rate rise above the "strike" rate specified in the contract. Each contract has a "notional face" amount. Should the reference LIBOR interest rates rise above the contractual strike rate, the Company will earn cap income. Payments on an annualized basis will equal the contractual notional face amount times the difference between actual LIBOR and the strike rate. In all of its interest rate risk management transactions, the Company follows certain procedures designed to limit credit exposure to counterparties, including dealing only with counterparties whose financial strength meets the Company's requirements.

The Company may elect to conduct a portion of its hedging operations through one or more subsidiary corporations which would not be a Qualified REIT Subsidiary and would be subject to Federal and state income taxes. In order to comply with the nature of asset tests applicable to the Company as a REIT, the value of the securities of any such subsidiary held by the Company must be limited to less than 5% of the value of the Company's total assets as of the end of each calendar quarter and no more than 10% of the voting securities of any such subsidiary may be owned by the Company. See "Certain Federal Income Tax Considerations - General - Asset Tests." A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to the Company and its other stockholders. Any dividend income received by the Company from any such taxable subsidiary (combined with all other income generated from the Company's assets, other than Qualified REIT Real Estate Assets) must not exceed 25% of the gross income of the Company. See "Certain Federal Income Tax Considerations - General - Gross Income Tests." Before the Company forms any such taxable subsidiary corporation for its hedging activities, the Company will obtain an opinion of counsel to the effect that the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the nature of assets and sources of income tests applicable to it as a REIT.

At December 31, 1996, the company's weighted average assets and liabilities were matched within a twelve-month period in terms of adjustment frequency and speed of adjustment to market conditions. Looking at these two factors only (and thus ignoring periodic and life caps), the Company's net interest spread should be stable over time periods greater than twelve months. Substantially all of the Company's' Mortgage Assets at December 31, 1996 had coupon rates that adjust to market levels at least every twelve months, with a weighted average term to reset of approximately five months. All of the Company's borrowings at December 31, 1996 will either mature or adjust to a market interest rate level within six months of such date. The borrowings had a weighted average term to rate reset of 55 days at December 31, 1996. Both changes in coupon rates earned on assets and in the rates paid on borrowings are expected to be highly correlated with changes in LIBOR rates (subject to the effects of periodic and lifetime caps).

Although the Company believes it has developed a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks, no strategy can completely insulate the Company from the effect of interest rate changes, prepayment risks and defaults by counterparties. Further, certain of the Federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Company monitors carefully, and may have to limit, its asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Certain Federal Income Tax Considerations - General." In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks.

    PREPAYMENT RISK MANAGEMENT

The Company seeks to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage Assets with prepayment prohibitions and penalties, investing in certain Mortgage Securities structures which have prepayment protections, and balancing Mortgage Assets purchased at a premium with Mortgage Assets purchased at a discount. In certain operating environments, however, it may not be possible for the Company to acquire assets with a net balance of discount and premium. In such circumstances, the risk of earnings variability resulting from changes in prepayment rates may rise. In addition, the Company has purchased and may in the future purchase additional interest-only strips to a limited extent as a hedge against prepayment risks. Prepayment risk is monitored by management and the Board of Directors through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

The Company owns a variety of non-agency Mortgage Assets which are structured so that for several years they receive less than or a pro rata share of principal repayments experienced in the underlying mortgage pool as a whole. In such Mortgage Securities, one or more classes of Senior Securities are ordinarily entitled to receive all principal prepayments on the underlying pool of loans until such Senior Securities have been paid down to a specified amount determined by formula. To illustrate, a Mortgage Security totaling $100 million of aggregate principal balance may be structured so that there is (i) $92 million face value of Senior Securities, (ii) Mezzanine Securities with a face value of $2 million providing credit support for the Senior Securities, (iii) Subordinated Securities with a face value of $6 million providing credit support for the Mezzanine Securities and the Senior Securities, and (iv) the $100 million face value of Senior Securities, Mezzanine Securities and Subordinated Securities had been issued in this format, the Mezzanine Securities or the Subordinated Securities would receive no principal prepayments on the underlying loans until the $92 million face value of Senior Securities had been paid down to a formula-determined amount, which would normally be expected to occur within a range of three to ten years depending on the rate of prepayments and other factors. The Company owns interests which are similar to the Senior Securities, Mezzanine Securities and Subordinated Securities in this example.

During 1996, the Company received $258.4 million in principal payments on its Mortgage Assets. The annualized rate of principal repayment the Company experienced was 27%. The amortized cost of the

Company's Mortgage Assets at December 31, 1996 was equal to 101.81% of the face value of the assets; the net premium was 1.81%. The smaller the level of net discount or premium, the less risk there is that fluctuations in prepayment rates will affect earnings in the long run.

    MORTGAGE LOAN SECURITIZATION TECHNIQUES

The Company expects to contract with conduits, financial institutions, mortgage bankers, investment banks and others to purchase Mortgage Loans which they are originating. The Company anticipates that it will have sufficient purchasing power in some circumstances to induce origination firms to originate Mortgage Loans to the Company's specifications. The Company intends to enhance the value and liquidity of all the Mortgage Loans it acquires by securitizing the loans into Mortgage Securities in the manner which will best meet its own needs.

In addition to creating Mortgage Securities from the Mortgage Loans in its portfolio, the Company also plans from time to time to "re-securitize" portions of its Mortgage Securities portfolio. In a re-securitization transaction, Mortgage Securities rather than Mortgage Loans are used as collateral to create new Mortgage Securities. This would typically be done as the Mortgage Loans underlying the securities improve in credit quality through seasoning, as values rise on the underlying properties or when the credit quality of a junior class of mortgage security improves due to prepayment of more senior classes. Such transactions can result in improved credit ratings, higher market values and lowered borrowing costs. The Company believes that this built-in tendency of securitized mortgage bonds to improve in credit quality even if real estate prices remain level could be one of the most attractive aspects of the markets in which the Company will invest.

The Company may conduct its securitization activities through one or more taxable or REIT-qualifying subsidiaries formed for such purpose. Prior to engaging in any securitization activities, the Company will receive an opinion of counsel that the proposed method of such activities will not jeopardize the Company's status as a REIT.

                    CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain Federal income tax considerations to the Company and its stockholders. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular stockholder in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their Common Stock as a "capital asset" (generally, property held for investment) under the Code. Stockholders are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of the Common Stock, including the application and effect of Federal, state, local and foreign income and other tax laws.

GENERAL

The Company has elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1994. Management currently expects that the Company will continue to operate in a manner that will permit the Company to maintain its qualifications as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders.

There can be no assurance that the Company will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company were not to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

     STOCK OWNERSHIP TESTS

The capital stock of the Company must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. These stock ownership requirements must be satisfied in the Company's second taxable year and in each subsequent taxable year. The Articles of Incorporation provide restrictions regarding the transfer of the Company's shares in order to aid in meeting the stock ownership requirements.

     ASSET TESTS

The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

        (a) at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the "75% Asset Test"); and

        (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

The Company expects that substantially all of its assets will be Qualified REIT Real Estate Assets. In addition, the Company does not expect that the value of any security of any one entity would ever exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities.

The Company intends to monitor closely the purchase, holding and disposition of its assets in order to comply with the REIT Asset Tests. In particular, the Company intends to limit and diversify its ownership of any assets not qualifying as Qualified REIT Real Estate Assets to less than 25% of the value of the Company's assets and to less than 5%, by value, of any single issuer. If it is anticipated that these limits would be exceeded, the Company intends to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits.

     GROSS INCOME TESTS

The Company must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year:

        (a) at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test");

        (b) at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test"); and

        (c) less than 30% of the Company's gross income must be derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swaps and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) and certain "dealer" property (the "30% Gross Income Test").

The Company intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of Mortgage Assets, to comply with the REIT Gross Income Tests. In particular, the Company will treat income generated by its interest rate caps and other hedging instruments as non-qualifying income for purposes of the 95% Gross Income Tests unless it receives advice from counsel that such income constitutes qualifying income for purposes of such test. Under certain circumstances, for example, (i) the sale of a substantial amount of Mortgage Assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in the qualifying income of the Company which may result in the non-qualifying income exceeding 5% of gross income, the Company may be unable to comply with certain of the REIT Gross Income Tests. See " - Taxation of the Company" for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

     DISTRIBUTION REQUIREMENT

The Company must generally distribute to its stockholders an amount equal to at least 95% of the Company's REIT taxable income before deductions of dividends paid and excluding net capital gain.

The IRS has ruled that if a REIT's dividend reinvestment plan allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the 95% distribution requirement. The Company maintains a Dividend Reinvestment and Stock Purchase Plan ("DRP") and intends that the terms of its DRP will comply with this ruling.

TAXATION OF THE COMPANY

In any year in which the Company qualifies as a REIT, the Company will generally not be subject to Federal income tax on that portion of its REIT taxable income or capital gain which is distributed to its stockholders. The Company will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

Notwithstanding its qualification as a REIT, the Company may also be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company will also be subject to a tax of 100% on net income derived from any "prohibited transaction," and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

If the Company fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, the Company would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the company, nor would they generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, the Company would also be disqualified from re-electing REIT status for the four taxable years following the year in which it became disqualified.

The Company intends to monitor on an ongoing basis its compliance with the REIT requirements described above. In order to maintain its REIT status, the Company will be required to limit the types of assets that the Company might otherwise acquire, or hold certain assets at times when the Company might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

TAXABLE SUBSIDIARIES

Hedging activities and the creation of Mortgage Securities through securitization may be done through a taxable subsidiary of the Company. The Company and one or more other entities may form and capitalize one or more taxable subsidiaries. In order to ensure that the Company would not violate the more than 10% voting stock of a single issuer limitation described above, the Company would own only nonvoting preferred and nonvoting common stock or 10% or less of the voting common stock and the other entities would own all of the remaining voting common stock. The value of the Company's investment in such a subsidiary must also be limited to less than 5% of the value of the Company's total assets at the end of each calendar quarter so that the Company can also comply with the 5% of value, single issuer asset limitation described above under " - General - Asset Tests." The taxable subsidiary would not elect REIT status and would distribute only net after-tax profits to its stockholders, including the Company. Before the Company engages in any hedging or securitization activities or forms any such taxable subsidiary corporation, the Company will obtain an opinion of counsel to the effect that such activities or the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the REIT Asset and REIT Gross Income Tests.

TAXATION OF STOCKHOLDERS

     COMMON STOCK

Distributions (including constructive distributions) made to holders of Common Stock, other than tax-exempt entities, will generally be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the Common Stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by the Company as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed the Company's actual net capital gain for the taxable year. Distributions by the Company, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction. In the event that the Company realizes a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss. Further, if the Company (or a portion of its assets) were to be treated as a taxable mortgage pool, any "excess inclusion income" that is allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder. Future Treasury Department regulations may require that the stockholders take into account, for purposes of computing their individual alternative minimum tax liability, certain tax preference items of the Company.

Dividends declared during the last quarter of a taxable year and actually paid during January of the following taxable year are generally treated as if received by the stockholder on the record date of the dividend payment and not on the date actually received. In addition, the Company may elect to treat certain other dividends distributed after the close of the taxable year as having been paid during such taxable year, but stockholders will be treated as having received such dividend in the taxable year in which the distribution is made.

Upon a sale or other disposition of the Common Stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder's adjusted basis in such stock, which gain or loss will be long-term if the stock has been held for more than one year. Any loss on the sale or exchange of Common Stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of designated capital gain dividends received by such stockholder.

DRP participants will generally be treated as having received a dividend distribution, subject to tax as ordinary income, in an amount equal to the fair value of the Common Stock purchased with the reinvested dividends generally on the date the Company credits such Common Stock to the DRP participant's account.

The Company is required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of its Capital Stock disclosing the actual and constructive ownership of such stock and to maintain permanent records showing the information it has received as to the actual and constructive ownership of such stock and a list of those persons failing or refusing to comply with such demand.

In any year in which the Company does not qualify as a REIT, distributions made to its stockholders would be taxable in the same manner discussed above, except that no distributions could be designated as capital gain dividends, distributions would be eligible for the corporate dividends received deduction, the excess inclusion income rules would not apply, and stockholders would not receive any share of the Company's tax preference items. In such event, however, the Company would be subject to potentially substantial Federal income tax liability, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

TAXATION OF TAX-EXEMPT ENTITIES

Subject to the discussion below regarding a "pension-held REIT," a tax-exempt stockholder is generally not subject to tax on distributions from the Company or gain realized on the sale of the Securities, provided that such stockholder has not incurred indebtedness to purchase or hold its Securities, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that the Company, consistent with its present intent, does not hold a residual interest in a REMIC that gives rise to "excess inclusion" income as defined under section 860E of the Code. If the Company or a pool of its assets were to be treated as a "taxable mortgage pool," however, a substantial portion of the dividends paid to a tax-exempt stockholder may be subject to tax as UBTI. Although the Company does not believe that the Company, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

If a qualified pension trust (i.e., any pension or other retirement trust that qualifies under section 401 (a) of the Code) holds more than 10% by value of the interests in a "pension-held REIT" at any time during a taxable year, a substantial portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a "pension-held REIT" is a REIT
(i) that would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders in determining ownership of stock of the REIT and (ii) in which at least one qualified pension trust holds more than 25% by value of the interest of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT. Assuming compliance with the Ownership Limit provisions in the Company's Articles of Incorporation it is unlikely that pension plans will accumulate sufficient stock to cause the Company to be treated as a pension-held REIT.

Distributions to certain types of tax-exempt stockholders exempt from Federal income taxation under sections 501 (c)(7), (c)(9), (c)(17), and (c)(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable "set aside" and reserve requirements.

STATE AND LOCAL TAXES

The Company and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Federal income tax consequences discussed above. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Common Stock.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS APPLICABLE TO FOREIGN HOLDERS

The following discussion summarizes certain United States Federal tax consequences of the acquisition, ownership and disposition of Common Stock or Preferred Stock by an initial purchaser that, for United States Federal income tax purposes, is a "Non-United States Holder". "Non-United States Holder" means: not a citizen or resident of the United States; not a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof; or not an estate or trust whose income is includible in gross income for United States Federal income tax purposes regardless of its source. This discussion does not consider any specific facts or circumstances that may apply to particular non-United states Federal tax consequences of acquiring, holding and disposing of Common Stock or Preferred Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

    DIVIDENDS

Dividends paid by the Company out of earnings and profits, as determined for United States Federal income tax purposes, to a Non-United States Holder will generally be subject to withholding of United States Federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business. Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his shares, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the earnings and profits of the Company, the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Non-United States Holder's United States Federal tax liability if it is subsequently determined that such distribution was, in fact, in excess of the earnings and profits of the Company. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Non-United States Holder, the dividend received by such holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances the branch profits tax).

For any year in which the Company qualifies as a REIT, distributions to a Non-United States Holder that are attributable to gain from the sales or exchanges by the Company of "United States real property interests" will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption. The Company is required to withhold 35% of any distribution that could be designated by the Company as a capital gains dividend. This amount may be credited against the Non-United States Holder's FIRPTA tax liability. It should be noted that Mortgage Loans without substantial equity or shared appreciation features generally would not be classified as "United States real property interests."

    GAIN ON DISPOSITION

A Non-United States Holder will generally not be subject to United States Federal income tax on gain recognized on a sale or other disposition of its shares of either Common or Preferred Stock unless (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Non-United States Holder, (ii) in the case of a Non-United Stated Holder who is a nonresident alien individual and holds such shares as a capital asset, such holder is present in the United States for 183 or more days in the taxable year and certain other requirements are met, or (iii) the Non-United States Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a United States Holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Non-United States Holders should consult applicable treaties, which may provide for different rules.

Gain recognized by a Non-United States Holder upon a sale of either Common Stock or Preferred Stock will generally not be subject to tax under FIRPTA if the Company is a "domestically-controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-U.S. persons. Because only a minority of the Company's stockholders are expected to be Non-United States Holders, the Company anticipates that it will qualify as a "domestically-controlled REIT." Accordingly, a Non-United States Holder should not be subject to U.S. tax from gains recognized upon disposition of its shares.

    INFORMATION REPORTING AND BACKUP WITHHOLDING

Under temporary United States Treasury regulations, United States information reporting requirements and backup withholding tax will generally not apply to dividends paid on either the Common Stock or Preferred Stock to a Non-United States Holder at an address outside the United States. Payments by a United States office of a broker of the proceeds of a sale of either the Common Stock or Preferred Stock is subject to both backup withholding at a rate of 31% and information reporting unless the holder certifies its Non-United States Holder status under penalties of perjury or otherwise establishes an exemption. Information reporting requirements (but not backup withholding) will also apply to payments of the proceeds of sales of such shares by foreign offices of United States brokers, or foreign brokers with certain types of relationships to the United States, unless the broker has documentary evidence in its records that the holder is a Non-United States Holder and certain other conditions are met, or the holder otherwise establishes an exemption.

Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules will be refunded or credited against the Non-United States Holder's United States Federal income tax liability, provided that the required information is furnished to the Internal Revenue Service.

These information reporting and backup withholding rules are under review by the United States Treasury and their application to the Common Stock or Preferred Stock could be changed by future regulations.

                                   COMPETITION

The Company believes that its principal competition in the business of acquiring and holding Mortgage Assets are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than the Company, the Company anticipates that it will be able to compete effectively and generate relatively attractive rates of return for stockholders due to its relatively low level of operating costs, relative freedom to securitize its assets, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of adjustable-rate mortgage assets resulting in higher prices and lower yields on such mortgage assets.

                             POLICIES AND STRATEGIES

The Board of Directors has established the investment policies and strategies summarized in this report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interests of stockholders. However, if such modification or waiver relates to the relationship of, or any transaction between, the Company and GB Capital or any affiliated person of GB Capital, the approval of a majority of the Independent Directors is also required. Among other factors, developments in the market which affect the policies and strategies mentioned herein or which change the Company's assessment of the market may cause the Board of Directors to revise the Company's policies and strategies.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Mortgage Loans, qualifying pass-though Certificates and certain other qualifying interests in real estate. In addition, unless certain Mortgage Securities represent all the Certificates issued with respect to an underlying pool of mortgages, such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loans and, thus, may not qualify as Qualifying Interests for purposes of the 55% requirement. Therefore, the Company's ownership of certain Mortgage Assets may be limited by the provisions of the Investment Company Act.



                                    EMPLOYEES

As of March 17, 1997, the Company had eleven employees.

                                  RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

OPERATIONS RISKS

     GENERAL

The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations depend on, among other things, the level of net interest income generated by the Company's Mortgage Assets, the market value of such Mortgage Assets and the supply of and demand for such Mortgage Assets. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, borrowing costs and credit losses depend upon the nature and terms of the Mortgage Assets, the geographic location of the properties securing the Mortgage Loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because changes in interest and prepayment rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT.

     RISKS OF SUBSTANTIAL LEVERAGE AND POTENTIAL NET INTEREST AND
     OPERATING LOSSES IN CONNECTION WITH BORROWINGS

         General

The Company intends to continue to employ its financing strategy to increase the size of its Mortgage Asset investment portfolio by borrowing a substantial portion (which may vary depending upon the mix of the Mortgage Assets in the Company's portfolio and the application of the Risk-Adjusted Capital Policy requirements to such mix of Mortgage Assets) of the market value of its Mortgage Assets. The Company expects generally to maintain a ratio of its total book capital base (book value of capital accounts, retained earnings and subordinated debt deemed by management to qualify as capital for this purpose, taking into account valuation adjustments) to book value of total Mortgage Assets of between 5% and 15%, although the percentage may vary from time to time depending upon market conditions and other factors deemed relevant by management. However, the Company is not limited under its Bylaws in respect of the amount of its borrowings, whether secured or unsecured, and the aggregate percentage of total equity capital could at times be outside of this range. If the returns on the Mortgage Assets purchased with borrowed funds fail to cover the cost of the borrowings, the Company will experience net interest losses and may experience net income losses. In addition, through increases in haircuts, decreases in the market value of the Company's Mortgage Assets, increases in interest rate volatility, availability of financing in the market, circumstances then applicable in the lending market and other factors, the Company may not be able to achieve the degree of leverage it believes to be optimal, which may cause the Company to be less profitable than it would be otherwise.

         Risk of Failure to Refinance Outstanding Borrowings

Additionally, the ability of the Company to achieve its investment objectives depends not only on its ability to borrow money in sufficient amounts and on favorable terms but also on the Company's ability to renew or replace on a continuous basis its maturing short-term borrowings. The Company currently relies on short-term borrowings to fund Mortgage Assets with adjustable-rate coupons and long-term maturities. The Company has not, at the present time, entered into any long-term commitment agreements under which a lender would be required to enter into new borrowing agreements during a specified period of time; however, the Company may enter into one or more of such commitment agreements in the future if deemed favorable to the Company. In addition, the Company is currently exploring various options with regard to the issuance of long term debt. In the event the Company is not able to renew or replace maturing borrowings, the Company could be required to sell Mortgage Assets under adverse market conditions and could incur losses as a result. In addition, in such event, the Company may be required to terminate hedge agreements, which could result in further costs to the Company. An event or development such as a sharp rise in interest rates or increasing market concern about the value or liquidity of a type or types of Mortgage Loans or Mortgage Securities in which the Company's portfolio is concentrated will reduce the market value of the Mortgage Assets, which would likely cause lenders to require additional collateral. At the same time, the market value of the Mortgage Assets in which the Company's liquidity capital is invested may have decreased. A number of such factors in combination may cause difficulties for the Company, including a possible liquidation of a major portion of the Company's Mortgage Assets at disadvantageous prices with consequent losses, which could have a materially adverse effect on the Company and its solvency.

         Risk of Decline in Market Value of Mortgage Assets; Margin Calls

Certain of the Company's Mortgage Assets may be cross-collateralized to secure multiple borrowing obligations of the Company to a single lender. A decline in the market value of such Mortgage Assets may limit the Company's ability to borrow or result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional Mortgage Assets to re-establish the ratio of the amount of the borrowing to the value of the collateral). In the event that the Company acquires fixed-rate Mortgage Assets pursuant to its Asset Allocation/Capital Allocation Policies, such fixed-rate Mortgage Assets may be more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate Mortgage Assets than adjustable-rate Mortgage Assets. This remains true despite effective hedging against such fluctuations as the hedging instruments may not be part of the collateral securing the collateralized borrowings. Additionally, it may be difficult to realize the full value of the hedging instrument when desired for liquidity purposes due to the applicable REIT Provisions of the Code. The Company could be required to sell Mortgage Assets under adverse market conditions in order to maintain liquidity. Such sales may be effected by management when deemed necessary in order to preserve the capital base of the Company. If these sales were made at prices lower than the amortized cost of the Mortgage Assets, the Company would experience losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed. Additionally, in the event of a bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy code, the effect of which is, among other things, to allow the creditors under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under such agreements without delay.

To the extent the Company is compelled to liquidate Mortgage Assets qualifying as Qualified REIT Real Estate Assets to repay borrowings, the Company may be unable to comply with the REIT provisions of the Code regarding assets and sources of income requirements, ultimately jeopardizing the Company's status as a REIT.

     RISK OF DECREASE IN NET INTEREST INCOME DUE TO INTEREST RATE FLUCTUATIONS; PREPAYMENT RISKS OF MORTGAGE ASSETS

The Company's Mortgage Assets bear, and the Company expects that a majority of the Company's Mortgage Assets in the future will bear, adjustable interest or pass-through rates based on short-term interest rates, and substantially all of the Company's borrowings will bear interest at short-term rates and currently have maturities of less than one year. Consequently, changes in short-term interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising short-term rates will also increase the costs of borrowings by the Company which will be utilized to fund the Mortgage Assets and, to the extent such costs rise more rapidly than the yields, the Company's net interest income, in the short-term, may be reduced or a net loss may result. Conversely, decreases in short-term interest rates may decrease the interest cost on the Company's borrowings more rapidly than the yields on the Mortgage Assets and hence may increase the Company's net interest income in the short-term. In the longer-term, lower short-term interest rates would generally lead to lower net income, all other factors being equal. No assurance can be given as to the amount or timing of changes in interest rates or their effect on the Company's Mortgage Assets or net interest income.

Mortgage Asset prepayment rates vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of ARMs and Mortgage Securities backed by ARMs usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such ARMs and decrease when mortgage interest rates exceed the then-current interest rates on the ARMs, although such effects are not predictable. Prepayment experience also may be affected by the geographic location of the property securing the Mortgage Loans, the assumability of the Mortgage Loans, conditions in the housing and financial markets and general economic conditions. In addition, prepayments on ARMs are affected by the ability of the borrower to convert an ARM to a fixed-rate loan and by conditions in the fixed-rate mortgage market. If the interest rates on ARMs increase at a rate greater than the interest rates on fixed-rate Mortgage Loans, prepayments on ARMs may tend to increase. In periods of fluctuating interest rates, interest rates on ARMs may exceed interest rates on fixed-rate Mortgage Loans, which may tend to cause prepayments on ARMs to increase at a rate greater than anticipated. The Company seeks to minimize prepayment risk through a variety of means, including structuring a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage Assets with prepayment prohibitions and penalties, investing in certain Mortgage Securities structures which have prepayment protection, and balancing Mortgage Assets purchased at a premium with Mortgage Assets purchased at a discount. In certain operating environments, however, it may not be possible for the Company to acquire assets with a net balance of discount and premium. In such circumstances, the risk of earning variability resulting from changes in prepayment rates may rise. In addition, the Company has purchased and may in the future purchase additional interest-only strips to a limited extent. However, no strategy can completely insulate the Company from prepayment risks arising from the effects of interest rate changes.

Changes in anticipated prepayment rates of Mortgage Assets could affect the Company in several adverse ways. The faster than anticipated prepayment of any Mortgage Asset that had been purchased at a premium by the Company would generally result in a faster than anticipated write-off any remaining unamortized premium amount and consequent reduction of the Company's net interest income by such amount. In addition, a, portion of the adjustable-rate Single-Family Mortgage Loans acquired or to be acquired by the Company (either directly as Mortgage Loans or through Mortgage Securities backed by ARMs) have or will have been recently originated and may still bear initial interest rates which are lower than their "fully-indexed" rates (the applicable index plus margin). In the event that such an ARM is prepaid faster than anticipated prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have experienced an adverse effect on its net interest income during the time it held such ARM compared with holding a fully-indexed ARM and will have lost the opportunity to receive interest at the fully-indexed rate over the expected life of the ARM. These effects may be mitigated to the extent such ARMs were acquired at a discount to face value.

     RISK OF FAILING TO HEDGE AGAINST INTEREST RATE CHANGES EFFECTIVELY; RISK OF LOSSES ASSOCIATED WITH HEDGING; COUNTERPARTY RISKS

The Company's operating strategy subjects it to interest and prepayment rate risks as described above. The Company follows an asset/liability management program intended to partially protect against interest rate changes and prepayments. Nevertheless, developing an effective asset/liability management strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate changes and prepayments and the Company does not attempt to hedge away all such risks. In addition, there can be no assurance that the Company's hedging activities will have the desired beneficial impact on the Company's results of operations or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising and volatile interest rates. The Company may increase its hedging activity, and thus increase its hedging costs, during such periods when interest rates are volatile or rising and hedging costs have increased. Moreover, Federal tax laws applicable to REITs may substantially limit the Company's ability to engage in asset/liability management transactions. Such Federal tax laws may prevent the Company from effectively implementing hedging strategies that the Company determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates and prepayments.

The Company purchases from time to time interest rate caps, interest rate swaps and similar instruments to attempt to mitigate the risk of the cost of its variable-rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates. In this way, the Company intends generally to hedge as much of the interest rate risk as management determines is in the best interests of the stockholders of the Company given the cost of such hedging transactions and the need to maintain the Company's status as a REIT. In this regard, the amount of income the Company may earn from its interest rate caps and other hedging instruments is subject to substantial limitations under the REIT Provisions of the Code. In particular, when the Company earns income under such instruments, it will seek advice from tax counsel as the whether such income constitutes qualifying income for purposed of the 95% Gross Income Test and as to the proper characterization of such arrangements for purposes of the REIT Asset Tests. This determination may result in management electing to have the Company bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is prudent.

In the event that the Company purchases interest rate caps or other interest rate agreements to hedge against lifetime and periodic rate or payment caps, and the provider of interest rate agreements becomes financially unsound or insolvent, the Company may be forced to unwind its interest rate agreements with such provider and may take a loss on such interest rate agreements. Although the Company intends to purchase interest rate agreements only from financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks.

     RISK OF LOSS ON SINGLE-FAMILY MORTGAGE ASSETS

Seventy-six percent (76%) of the Mortgage Assets the Company had acquired as of December 31, 1996 were Mortgage Securities. The Company bears the risk of loss on any Mortgage Securities it purchases in the secondary mortgage market or otherwise. However, such Mortgage Securities, including all Mortgage Securities purchased as of December 31, 1996, are either Agency Certificates or are generally structured with one or more types of credit enhancement. To the extent third parties have been contracted to provide the credit enhancement, the Company is dependent in part upon the creditworthiness and claims paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Further, the insurance coverage for various types of losses is limited in amount and losses in excess of the limitation may be borne by the Company. The Company expects that a substantial portion of its Single-Family Mortgage Assets in the future may constitute Mortgage Loans and Mortgage Securities acquired in exchange for such Mortgage Loans. The Company generally does not intend to obtain credit enhancements such as mortgage pool or special hazard insurance for its Single-Family Mortgage Loans, other than FHA insurance, VA guarantees and private mortgage insurance, in each case relating only to individual Mortgage Loans. Accordingly, during the time it holds such Mortgage Loans for which third party insurance is not obtained, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Single-Family Mortgage Loan held by the Company, including, without limitation, any event of default resulting from higher default levels as a result of declining property values and worsening economic conditions, among other factors, the Company would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property, plus any payments from an insurer or guarantor, and the amount owing on the Mortgage Loan. Defaulted Mortgage Loans would also cease to be eligible collateral for borrowings and would have to be financed by the Company out of other funds or funded with equity until ultimately liquidated, resulting in increased financing costs and reduced net income or a net loss.

     RISK OF FUTURE REVISIONS IN POLICIES AND STRATEGIES BY BOARD OF DIRECTORS

The Board of Directors has established the investment policies and operation policies and strategies set forth in this Form 10-K as the investment policies and operating policies and strategies of the Company. However, these policies and strategies may be modified or waived by the Board of Directors, subject in certain cases to approval by a majority of the Independent Directors, without stockholder consent. The ultimate effect of changes in these policies and strategies may be positive or negative.

The Company is building a credit reserve for future credit losses through its credit provisions. To the extent credit losses experienced in the future exceed anticipated levels, the amount of credit provisions may be increased, negatively impacting the Company's income under GAAP. Moreover, for tax purposes, credit losses are not covered by the GAAP reserve for future losses. Rather, credit losses reduce the Company's taxable income in the period in which they are realized and hence could reduce the dividends payable for such period.

OTHER RISKS

     DEPENDENCE ON KEY PERSONNEL

The Company's operations depend significantly upon the contributions of its executive officers, many of whom would be difficult to replace. Although all executive officers currently have employment agreements with the Company, there can be no assurance of the continued employment of all such officers. The loss of any key person could have a material adverse effect on the Company's business and results of operations.

     CAPITAL STOCK PRICE VOLATILITY RISK

With respect to the public market for the Common Stock, it is likely that the market price of the Common Stock will be influenced by any variation between the net yield on the Company's Mortgage Assets and prevailing market interest rates and by the market's perception of the Company's ability to achieve earnings growth. The Company's earnings will be derived primarily from any positive spread between and yield on the Company's Mortgage Assets and the cost of the Company's borrowings. The positive spread between the yield on the Company's Mortgage Assets and the cost of borrowings will not necessarily be stable regardless of the Company's business strategy to achieve such result over longer periods of time. Accordingly, in periods of high interest rates, the net income of the Company, and therefore the dividend yield on the Common Stock, may be less attractive compared with alternative investments, which could negatively impact the price of the Common Stock. If the anticipated or actual net yield on the Company's Mortgage Assets declines or if prevailing market interest rates rise, thereby decreasing the positive spread between the net yield on the Mortgage Assets and the cost of the Company's borrowings, the market price of the Common Stock may be adversely affected. The market price of the Company's Common Stock may also be influenced by real or perceived future earnings variability caused by changes in prepayment rates. In addition, if the market price of other REIT stocks decline for any reason, or there is a broad-based decline in real estate values or in the value of the Company's Mortgage Assets and the market price of the Common Stock has been adversely affected due to any of the foregoing reasons, the liquidity of the Common Stock may be negatively impacted and investors who may desire or be required to sell shares of Common Stock may experience losses.

ITEM 2. PROPERTIES

The Company's executive and administrative offices are located at 591 Redwood Highway, Suite 3100, Mill Valley, California 94941, telephone (415) 389-7373. Such offices are leased under a lease expiring on May 5, 2001.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 1996, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the counter market and is quoted on the Nasdaq National Market under the symbol RWTI. The Company's Common Stock was held by approximately 200 holders of record on March 17, 1997 and the total number of beneficial shareholders holding stock through depository companies was approximately 2,000. The high and low closing sales prices of shares of the Common Stock as reported on the Nasdaq National Market composite tape and the cash dividends declared for the periods indicated were as follows:

                                                               STOCK PRICES
                                                               ------------
                                                            HIGH           LOW
                                                            ----           ---
      1995
      Third Quarter (1)                                    22             16 7/8
      Fourth Quarter                                       22             18

      1996
      First Quarter                                        21 3/4         18 3/4
      Second Quarter                                       28             19 3/8
      Third Quarter                                        32 1/4         23 1/4
      Fourth Quarter                                       37 1/2         31 1/4

      1997
      As of March 17, 1997                                 56 3/4         36 1/2

                                               CASH DIVIDENDS
                                        -----------------------------   AMOUNT
                                        DATE DECLARED    PAYABLE DATE  PER SHARE
                                        -------------    ------------  ---------
Common Stock                                9/15/95       10/20/95      $0.20
                                           12/13/95        1/19/96      $0.26

                                            3/11/96        4/19/96      $0.46
                                            6/14/96        7/18/96      $0.40
                                            9/16/96       10/21/96      $0.40
                                           12/16/96        1/21/97      $0.41

                                            3/4/97         4/21/97      $0.60

(1) THE COMPANY'S COMMON STOCK BEGAN TRADING ON AUGUST 4, 1995.

The Company intends to pay quarterly dividends. The Company intends to make distributions to its stockholders of all or substantially all of its taxable income each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the taxable earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Preferred Stock. As of December 31, 1996, the full cumulative dividends have been paid on the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 1996 and December 31, 1995 and for the period from commencement of operations on August 19, 1994 to December 31, 1994. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

--------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                    PERIOD FROM
                                                                    YEARS ENDED DECEMBER 31,   AUGUST 19, 1994 TO
                                                                     1996             1995     DECEMBER 31, 1994
                                                                  -----------     -----------  -----------------
STATEMENT OF OPERATIONS DATA:
       Interest income                                            $    67,284     $    15,726     $     1,296
       Interest expense                                                49,191          10,608             760
       Interest rate agreement expense                                  1,158             339               8
       Net interest income                                             16,935           4,779             528
       Provision for credit losses                                      1,696             493              --
       Net interest  income after  provision for credit losses         15,239           4,286             528
       Operating expenses                                               2,554           1,131             146
       Net income                                                 $    12,685     $     3,155     $       382
       Net income available to common stockholders                $    11,537     $     3,155     $       382
       Net taxable income                                         $    15,168     $     3,832     $       353
       Net taxable income available to common stockholders        $    14,020     $     3,832     $       353
       Weighted average shares of common stock and
          common stock equivalents                                  8,744,184       3,703,803       1,916,846
       Primary earnings per share                                 $      1.32     $      0.85     $      0.20
       Dividends declared per Class A preferred share                      --     $      0.50     $      0.25
       Dividends declared per Class B preferred share             $      1.14              --              --
       Dividends declared per common share                        $      1.67     $      0.46              --
BALANCE SHEET DATA:
       Mortgage assets                                            $ 2,153,428     $   432,244     $   117,477
       Total assets                                               $ 2,184,197     $   441,557     $   121,528
       Borrowings                                                 $ 1,953,103     $   370,316     $   100,376
       Total liabilities                                          $ 1,973,192     $   373,267     $   101,248
       Stockholders' equity                                       $   211,005     $    68,290     $    20,280
       Number of Class A preferred shares outstanding                      --              --       1,666,063
       Number of Class B preferred shares outstanding               1,006,250              --              --
       Number of common shares outstanding                         10,996,572       5,517,299         208,332
OTHER DATA:
       Average assets                                             $   995,467     $   219,492     $    57,862
       Average borrowings                                         $   861,316     $   174,926     $    37,910
       Average equity                                             $   127,020     $    42,224     $    19,584
       Interest rate spread                                              1.11%           1.12%           0.79%
       Net interest margin                                               1.70%           2.18%           2.53%
       Operating  expenses as a percent of net interest income          15.08%          23.66%          27.73%
       Operating  expenses  as  a  percent  of  average assets           0.26%           0.52%           0.70%
       Operating  expenses  as  a  percent  of  average equity           2.01%           2.68%           2.07%
       Return on average assets                                          1.27%           1.44%           1.83%
       Average assets/average equity                                    7.84x           5.20x           2.95x
       Return on average equity                                          9.99%           7.47%           5.40%
       Credit reserves                                            $     2,180     $       490              --
       Actual charge-offs                                         $         7     $         4              --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc. (the "Company") and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on Page 26 of this Form 10-K.

OVERVIEW

Redwood Trust, Inc. is a mortgage finance company which acquires mortgages and seeks to earn spread income while holding and managing the mortgages to maturity. The Company uses both its equity and borrowed funds to acquire mortgages. The Company's source of earnings is net interest income, or the interest income earned on mortgages less interest expense paid on borrowed funds and hedging costs. The Company believes its primary competitors are other financial institutions, such as banks and savings and loan institutions, which seek to earn spread income from managing mortgage assets. Compared to most of its competitors, the Company believes it benefits from a lower cost of operations and from its status as a Real Estate Investment Trust ("REIT"). As a REIT, the Company does not pay corporate Federal income taxes so long as the Company pays out as dividends an amount equal to at least 95% of its taxable income and satisfies certain other conditions.

The Company has sought to structure its business to achieve operational efficiencies and to minimize fixed costs. Instead of maintaining an in-house mortgage origination staff, the Company acquires mortgage assets from mortgage origination companies, savings and loans, banks and from the secondary mortgage market. The Company out-sources mortgage servicing functions. Rather than build a retail branch banking system to gather deposits (which would require the Company to obtain a bank or savings and loan charter, pay taxes and be regulated), the Company accesses borrowed funds in the capital markets. This strategy enables the Company to keep its operating costs low. In the fourth quarter of 1996, the Company's operating expenses to assets ratio was 0.21% and its efficiency ratio (operating expenses to net interest income) was 13%.

As of December 31, 1996 all of the Company's mortgage assets consisted of adjustable-rate, first-lien mortgages on single-family properties or mortgage securities evidencing an interest in such mortgages. In the future the Company may acquire fixed-rate single-family mortgage loans as well as mortgage loans on multi-family or commercial properties.

The Company acquires individual whole mortgage loans (24% of total mortgage assets as of December 31, 1996), mortgage securities evidencing an interest in pools of mortgage loans which have been fully insured against credit losses by one of the government-sponsored mortgage entities such as GNMA, FHLMC and FNMA (45% of total), mortgage securities which have partial private-sector credit-enhancement through insurance, subordination, or other means sufficient to warrant an investment-grade credit rating from one of the nationally-recognized credit rating firms (30% of total), and mortgage securities which are subordinated and have higher levels of credit risk such that they have received a rating below BBB (1% of total). The average credit rating equivalent of the Company's mortgage assets is AA+.

The Company is an "A" quality mortgage lending company: the Company does not own mortgages originated to "B", "C", or "D" quality origination or documentation standards except in limited circumstances when the Company has a degree of credit protection sufficient to eliminate most of the potential credit risk from such loans.

The Company seeks to acquire "A" quality single-family mortgage assets consisting of "jumbo" mortgages which, in general, have loan balances greater than $214,600. Because of their size, these jumbo loans are not eligible to be acquired or guaranteed by the government-sponsored mortgage entities. The Company also acquires FNMA and FHLMC mortgage securities and smaller balance "A" quality whole loans when such acquisitions are deemed attractive by management.

As of December 31, 1996, 44% of the whole mortgage loans owned by the Company were secured by single-family residential properties located in California. In addition, 70% of the properties underlying the mortgage pools in which the Company owned an interest that was rated less than AA were located in California. Management believes that the economy and the trend of residential housing values in California were generally stable to improving in 1996.

The coupon rate the Company earns on its adjustable-rate mortgage assets (100% of all mortgage assets as of December 31, 1996) increases or falls in conjunction with changes in short-term interest rates, as does the rate the Company pays on its borrowings. The coupon rate on each mortgage generally adjusts on a one, six or twelve month cycle; the average term-to-next-adjustment for all of the Company's mortgage assets was five months as of December 31, 1996. Borrowings have maturities ranging from one to twelve months; the average term-to-next-adjustment for borrowings was approximately two months as of December 31, 1996. The Company's interest rate agreement hedging program is designed to reduce the impact of negative effects that could occur in a rising interest rate environment as a result of mismatches between the adjustment dates of the Company's assets and liabilities. Such mismatches averaged three months at December 31, 1996. Changes in the coupon rates earned on the Company's mortgages are limited by periodic and lifetime caps; the Company's hedging program also seeks to mitigate the negative effects such mortgage coupon caps may have on spread income should short-term interest rates increase rapidly. Because the Company's adjustable-rate earning assets exceed its liabilities, the Company believes that rising short-term interest rates may lead to higher net earnings after a lag period, all other factors being equal. Similarly, falling short-term interest rates may lead to reduced net earnings after a lag period.

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

The Company has grown rapidly by issuing new capital and acquiring new mortgage assets. While the Company believes such growth has significantly increased its long-term earnings per share potential, the near-term effect has been a reduction in reported earnings per share as compared to what earnings likely would have been without such growth. The Company intends to continue to pursue additional growth in the future when management believes that growth is likely to be additive to earnings per share potential.

RESULTS OF OPERATIONS:  FOURTH QUARTER 1996 VS. FOURTH QUARTER 1995

TOTAL NET INCOME

Total net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), to common and preferred shareholders increased by 270%, from $1.3 million in the fourth quarter of 1995 to $4.8 million in the fourth quarter of 1996. Total net income available to common shareholders after preferred dividends increased by 212%, from $1.3 million in the fourth quarter of 1995 to $4.1 million in the fourth quarter of 1996. Growth in total net income was driven primarily by growth in average assets. From the fourth quarter of 1995 to the fourth quarter of 1996, average assets grew by 317% to $1.55 billion, interest income revenue grew by 291% to $25.9 million, net interest income grew by 196% to $6.0 million, credit provision expenses rose by 6% to $0.4 million and operating expenses grew by 116% to $0.8 million. Average total equity grew by 153% to $182.0 million.

Growth in revenues and net interest income have lagged average asset growth somewhat as the Company has changed its asset mix towards lower credit risk assets with narrower spreads and as the Company has utilized a higher percentage of debt rather than equity to fund its mortgage assets. Credit provision expenses have not increased pro rata with growth in average assets as the Company has not added to its portfolio of securitized mortgages rated less than AA since 1995. On average, the Company has moved towards an asset mix that, through December 31, 1996, has required a lower average level of credit provisions. Growth in operating expenses has lagged asset growth as the Company has become more efficient in its operations.

The Company's primary income and expense categories are shown in Table 1.

                                     TABLE 1
                                   NET INCOME

                       REVENUES              INTEREST                                   NET INCOME           NET INCOME
                          OR                   RATE       NET      CREDIT                BEFORE                AFTER
                       INTEREST  INTEREST    AGREEMENT  INTEREST  PROVISION  OPERATING  PREFERRED  PREFERRED  PREFERRED
                        INCOME    EXPENSE     EXPENSE    INCOME    EXPENSE    EXPENSES  DIVIDENDS  DIVIDENDS  DIVIDENDS
                        ------    -------     -------    ------    -------    --------  ---------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS)

Fiscal 1994            $ 1,296    $   760    $     8    $   528    $     0    $   146    $   382    $     0    $   382
1995                    15,726     10,608        339      4,779        493      1,131      3,155          0      3,155
1996                    67,284     49,191      1,158     16,935      1,696      2,554     12,685      1,148     11,537

1995, Quarter 1        $ 2,170    $ 1,533    $    16    $   621    $    19    $   201    $   401    $     0    $   401
1995, Quarter 2          2,960      2,190         82        688         40        198        450          0        450
1995, Quarter 3          3,986      2,432        112      1,442         84        364        994          0        994
1995, Quarter 4          6,610      4,453        129      2,028        350        368      1,310          0      1,310
1996, Quarter 1          9,131      6,202        151      2,778        331        493      1,954          0      1,954
1996, Quarter 2         12,901      9,075        255      3,571        477        594      2,500          0      2,500
1996, Quarter 3         19,371     14,447        350      4,574        516        671      3,387        388      2,999
1996, Quarter 4         25,881     19,467        402      6,012        372        796      4,844        760      4,084

SHARES OUTSTANDING

Table 2 below shows the number of common shares, preferred shares, and warrants outstanding at the end of each reporting period. The table also shows the average number of primary common shares (common shares outstanding as grossed up based on a calculation of potential future dilution due to warrants and options) used to calculate the Company's reported earnings per share.

                                     TABLE 2
                                NUMBER OF SHARES

                      COMMON     PREFERRED                                                          AVERAGE
                      SHARES       SHARES      WARRANTS      AVERAGE     POTENTIAL     AVERAGE       COMMON
                   OUTSTANDING  OUTSTANDING   OUTSTANDING   NUMBER OF     DILUTION    NUMBER OF       AND
                        AT           AT           AT          COMMON       DUE TO      PRIMARY     PREFERRED
                      PERIOD       PERIOD       PERIOD        SHARES      WARRANTS      COMMON       SHARES
                       END          END          END       OUTSTANDING  AND OPTIONS     SHARES    OUTSTANDING
                       ---          ---          ---       -----------  -----------     ------    -----------

Fiscal 1994          1,874,395            0    1,666,063    1,676,080      240,766    1,916,846    1,676,080
1995                 5,517,299            0    1,665,063    3,314,042      389,761    3,703,803    3,314,044
1996                10,996,572    1,006,250      412,894    7,950,175      794,009    8,744,184    8,332,330

1995, Quarter 1      1,874,395            0    1,666,063    1,874,395      240,766    2,115,161    1,874,395
1995, Quarter 2      1,874,395            0    1,666,063    1,874,395      188,699    2,063,094    1,874,395
1995, Quarter 3      5,516,313            0    1,666,063    3,944,129      239,009    4,183,138    3,944,129
1995, Quarter 4      5,517,299            0    1,665,063    5,516,310      563,197    6,079,507    5,516,310
1996, Quarter 1      5,521,376            0    1,665,063    5,521,376      608,211    6,129,587    5,521,376
1996, Quarter 2      8,520,116            0    1,563,957    7,813,974      786,258    8,600,232    7,813,974
1996, Quarter 3      9,069,653    1,006,250    1,076,431    8,732,326      783,848    9,516,174    9,246,389
1996, Quarter 4     10,996,572    1,006,250      412,894    9,705,138      747,334   10,452,472   10,711,388

EARNINGS PER PRIMARY SHARE (EPS)

Reported earnings per primary common share (EPS) in the fourth quarter of 1996 were $0.39. This was an increase of 77% from the $0.22 earned in the fourth quarter of 1995. As shown in Table 3, the two primary components of this increase in EPS were a 47% increase in the return on equity earned by the Company and a 20% increase in book value per share (the amount of equity per share the Company has available with which to generate earnings).

                                     TABLE 3
                    PRIMARY COMPONENTS OF EARNINGS PER SHARE

                                                         EARNINGS                           EARNINGS
                                         RETURN             PER           ADJUSTMENT           PER
                       AVERAGE             ON             AVERAGE            FOR             PRIMARY
                       COMMON           AVERAGE           COMMON          POTENTIAL          COMMON
                     EQUITY PER          COMMON            SHARE            FUTURE            SHARE
                        SHARE            EQUITY         OUTSTANDING        DILUTION          ("EPS")
                        -----            ------         -----------        --------          -------

Fiscal 1994           $ 11.68            5.40%           $ 0.23             $ 0.03            $ 0.20
1995                    12.74            7.47%             0.95               0.10              0.85
1996                    14.56            9.97%             1.45               0.13              1.32

1995, Quarter 1       $ 11.64            7.36%           $ 0.21             $ 0.02            $ 0.19
1995, Quarter 2         12.04            7.97%             0.24               0.02              0.22
1995, Quarter 3         13.15            7.66%             0.25               0.01              0.24
1995, Quarter 4         13.05            7.28%             0.24               0.02              0.22
1996, Quarter 1         12.45           11.37%             0.35               0.03              0.32
1996, Quarter 2         14.42            8.88%             0.32               0.03              0.29
1996, Quarter 3         14.74            9.32%             0.34               0.02              0.32
1996, Quarter 4         15.69           10.73%             0.42               0.03              0.39

Return on equity increased as a result of increasing operational and capital efficiencies at the Company. As shown in Table 4, the return on total equity (including common and preferred equity) earned by the Company rose from 7.28% in the fourth quarter of 1995 to 10.65% in the fourth quarter of 1996. Net interest income per dollar of equity increased from 11.27% to 13.22% as the Company increased its capital utilization efficiency. Credit expenses as a percentage of equity dropped from 1.95% to 0.82% as the Company shifted towards the acquisition of lower credit risk assets. Operating expenses as a percentage of equity dropped from 2.04% to 1.75% as the Company grew and became more productive. See "Earning Asset Yield and Interest Rate Spread", "Net Interest Income", "Credit Expenses" and "Operating Expenses" below.

                                     TABLE 4
                  PRIMARY COMPONENTS OF RETURN ON TOTAL EQUITY

                        NET
                      INTEREST                                                                       RATIO OF
                       INCOME       CREDIT      OPERATING                                            AVERAGE
                     RETURN ON   PROVISIONS/    EXPENSE/     RETURN ON                                ASSETS
                      AVERAGE      AVERAGE       AVERAGE      AVERAGE                  RETURN ON        TO
                       TOTAL        TOTAL         TOTAL        TOTAL                    AVERAGE       TOTAL
                       EQUITY       EQUITY       EQUITY        EQUITY                    ASSETS       EQUITY
                       ------       ------       ------        ------                    ------       ------

Fiscal 1994             7.47%       0.00%         2.07%         5.40%                    1.83%        2.95x
1995                   11.32%       1.17%         2.68%         7.47%                    1.44%        5.20x
1996                   13.34%       1.34%         2.01%         9.99%                    1.27%        7.84x

1995, Quarter 1        11.39%       0.34%         3.69%         7.36%                    1.28%        5.76x
1995, Quarter 2        12.20%       0.72%         3.51%         7.97%                    1.10%        7.25x
1995, Quarter 3        11.12%       0.65%         2.81%         7.66%                    1.86%        4.13x
1995, Quarter 4        11.27%       1.95%         2.04%         7.28%                    1.41%        5.16x
1996, Quarter 1        16.16%       1.93%         2.86%        11.37%                    1.54%        7.38x
1996, Quarter 2        12.68%       1.69%         2.11%         8.88%                    1.30%        6.81x
1996, Quarter 3        12.71%       1.43%         1.87%         9.41%                    1.18%        8.00x
1996, Quarter 4        13.22%       0.82%         1.75%        10.65%                    1.25%        8.51x

The Company's equity per share increased due to accretive stock offerings priced at levels in excess of book value per share and, because the Company marks its balance sheet assets to market value, due to increases in market values of the Company's mortgage portfolio. Book value per share growth has been offset to some degree by the exercise of warrants and options, the payment of dividends (which are based on taxable income) in excess of GAAP income, declines in the market value of the Company's hedges and other factors. As shown in Table 25, total equity per share increased by 42% from December 31, 1995 to December 31, 1996. Table 5 shows how each of the Company's stock offerings increased the Company's total equity per share (and thus its earnings per share potential).

                                     TABLE 5
                            ACCRETIVE STOCK OFFERINGS

                                                                              %           %           %
                                                                          INCREASE    INCREASE    INCREASE
                                                                             IN          IN          IN
                                      NUMBER     PRICE PER      NET        NUMBER       TOTAL    EQUITY PER
SECURITY                   DATE      OF SHARES     SHARE      PROCEEDS    OF SHARES    EQUITY       SHARE
--------                   ----      ---------     -----      --------    ---------    ------       -----
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Common Stock - IPO       08/04/95    3,593,750      $15.50      $51,281      187%        228%        14%
Common Stock             04/19/96    2,875,000       20.25       54,730       52%         80%        18%
Class B Preferred        08/17/96    1,006,250       31.00       29,712       12%         24%        11%
Stock
Common Stock             11/19/96    1,250,000       31.75       39,171       12%         24%        10%

TAXABLE INCOME

In order to determine its dividend levels, the Company must first determine its pre-tax, or taxable, income as calculated according to IRS guidelines. As a REIT, the Company deducts its dividend distributions from taxable income and is required to pay Federal taxes on any remaining undistributed taxable income. Since the Company intends to distribute 100% of its taxable income as dividends (and as a REIT is required to distribute at least 95%), the Company is not generally subject to Federal income tax. As a result of these REIT issues, the Company's total dividends will reflect its taxable income rather than its total net GAAP income.

Taxable income differs from GAAP because (i) taxable income credit expense equals actual credit losses rather than credit provisions (actual credit losses through December 31, 1996 have been minor), (ii) amortization methods differ for discount that has been created when mortgages have been acquired at a price below principal value, (iii) dividend equivalent rights which accrue on some stock options are deducted from GAAP income as an operating expense but are not deducted from taxable income, and (iv) operating expenses differ in certain other aspects. Management believes taxable income is a closer approximation of current cash flow generation than is GAAP income.

Taxable income (before preferred dividends) in the fourth quarter of 1996 was $5.4 million and was 12% higher than GAAP net income (before preferred dividends) of $4.8 million during the same period. The table below presents the major differences between GAAP and taxable income for the Company.

                                     TABLE 6
                                 TAXABLE INCOME

                                                   TAXABLE
                                                  OPERATING
                          GAAP                     EXPENSES     TAXABLE      TAXABLE      TAXABLE      TAXABLE
                       NET INCOME     TAXABLE        AND         INCOME       INCOME       INCOME       INCOME
                         BEFORE       CREDIT       MORTGAGE      BEFORE       AFTER        RETURN       RETURN
                       PREFERRED      EXPENSE    AMORTIZATION  PREFERRED    PREFERRED    ON COMMON     ON TOTAL
                       DIVIDENDS    DIFFERENCES  DIFFERENCES   DIVIDENDS    DIVIDENDS      EQUITY       EQUITY
                       ---------    -----------  -----------   ---------    ---------      ------       ------
                                                        (DOLLARS IN THOUSANDS)
Fiscal 1994             $   382        $  0        $ (28)       $  354       $  354        4.99%        4.99%
1995                      3,155         490          187         3,832        3,832        9.08%        9.08%
1996                     12,685       1,689          794        15,168       14,020       12.11%       11.94%

1995, Quarter 1          $  401        $ 19        $ (12)       $  408       $  408        7.48%        7.48%
1995, Quarter 2             450          40           38           528          528        9.37%        9.37%
1995, Quarter 3             994          84            5         1,083        1,083        8.35%        8.35%
1995, Quarter 4           1,310         347          156         1,813        1,813       10.08%       10.08%
1996, Quarter 1           1,954         331          264         2,549        2,549       14.83%       14.83%
1996, Quarter 2           2,500         477          165         3,142        3,142       11.16%       11.16%
1996, Quarter 3           3,387         516          145         4,048        3,660       11.37%       11.25%
1996, Quarter 4           4,844         365          220         5,429        4,669       12.26%       11.93%

DIVIDENDS

The Company declared a dividend of $0.41 per common share in the fourth quarter of 1996 resulting in a total dividend distribution (including preferred dividends) of $5.3 million, or 97% of taxable income earned during the quarter. Through December 31, 1996, cumulative taxable income has exceeded cumulative dividends paid or declared by $0.4 million; the Company intends to distribute this excess taxable income as part of the Company's March 1997 dividend.

The fourth quarter common stock dividend of $0.41 per share represented a slight increase over the $0.40 per common share declared in the third quarter of 1996 and an increase of 58% over the $0.26 declared for the fourth quarter of 1995. Dividend per share growth from the third to the fourth quarter of 1996 did not mirror the 28% increase in total taxable income after preferred dividend (from $3.7 million to $4.7 million) due to a large increase in common shares eligible to receive a dividend at year end stemming from the November common stock offering of 1,250,000 shares and warrant exercises leading to the issuance of 597,202 shares of common stock in December.

The Company's 1,006,250 shares of Class B Preferred stock receive a quarterly dividend of $0.755 per share or, if greater, the common stock dividend. Preferred stock dividends were $0.386 per share in the third quarter of 1996 reflecting a partial quarter from the August 16th issuance date of the Preferred through quarter end.

                                     TABLE 7
                                    DIVIDENDS

                                    TAXABLE
                                     INCOME
                                     AFTER
                                   PREFERRED                                                               TOTAL
                         COMMON    DIVIDENDS                          PREFERRED                            COMMON
                         SHARES       PER       COMMON                 SHARES    PREFERRED                  AND
                      OUTSTANDING    COMMON    DIVIDEND     TOTAL    OUTSTANDING  DIVIDEND     TOTAL     PREFERRED
                        EARNING      SHARE     DECLARED     COMMON     EARNING    DECLARED   PREFERRED   DIVIDENDS
                        DIVIDEND   OUTSTANDING PER SHARE   DIVIDEND   DIVIDEND   PER SHARE   DIVIDEND    DECLARED
                        --------   ----------- ---------   --------   --------   ---------   --------    --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal 1994             1,401,904     $ 0.25     $ 0.25      $ 350        0       $ 0.000        $ 0       $ 350
1995                    3,510,933       1.09       0.96       3,370       0         0.000          0       3,370
1996                    8,433,674       1.66       1.67      14,084   1,006,250     1.141      1,148      15,232

1995, Quarter 1         1,666,063     $ 0.25     $ 0.20      $ 333        0       $ 0.000        $ 0       $ 333
1995, Quarter 2         1,666,063       0.32       0.30         500       0         0.000          0         500
1995, Quarter 3         5,516,313       0.20       0.20       1,103       0         0.000          0       1,103
1995, Quarter 4         5,517,299       0.33       0.26       1,434       0         0.000          0       1,434
1996, Quarter 1         5,521,376       0.46       0.46       2,540       0         0.000          0       2,540
1996, Quarter 2         8,520,116       0.37       0.40       3,408       0         0.000          0       3,408
1996, Quarter 3         9,069,653       0.40       0.40       3,628   1,006,250     0.386        388       4,016
1996, Quarter 4        10,996,572       0.42       0.41       4,508   1,006,250     0.755        760       5,268

EARNING ASSET YIELD AND INTEREST RATE SPREAD

The yield on the Company's earning assets (mortgages plus cash) declined from 7.34% in the fourth quarter of 1995 to 6.87% in the fourth quarter of 1996, a decline of 47 basis points. Over the same period, the Company's cost of funds declined by 28 basis points from 6.04% to 5.76% and the Company's cost of hedging declined by 6 basis points from 0.18% to 0.12%. As a result of these changes, the spread the Company earned between the yield on its assets and its cost of borrowed funds and hedging declined from 1.12% in the fourth quarter of 1995 to 0.99% in the fourth quarter of 1996.

The asset mix of the Company, and therefore the earning asset yield and the spread the Company earned, changed from 1995 to 1996. During 1996, the Company ceased the acquisition of higher-yielding, wider-spread, higher-credit-risk assets such as mortgage securities rated below AA and focused on the acquisition of lower-yielding, narrower-spread, lower-credit-risk assets such as high-quality whole loans and mortgage securities rated AAA and AA. A competitive return on equity can be achieved by the Company on these new higher-quality assets, despite a lower yield and a narrower interest rate spread, as the Company makes a smaller internal capital allocation to these assets and expenses a lower level of credit provisions.

Rapid asset growth has also led, on a temporary basis, to lower asset yields and a narrower spread for the Company. Newly acquired adjustable-rate mortgages typically have lower initial mortgage coupon rates than the Company earns on its existing mortgage portfolio. Typically the coupon rates on newly acquired mortgages are lower than average for six to twelve months. Thus the Company's average spread has been narrower on a temporary basis during periods of rapid balance sheet growth.

                                     TABLE 8
                  EARNING ASSET YIELD AND INTEREST RATE SPREAD



                  AVERAGE                      EFFECT OF
                  COUPON                          NET
                   RATE     AVERAGE  AVERAGE   DISCOUNT/     NET              EARNING                        INTEREST
                  DURING     COST     COUPON   (PREMIUM)   MORTGAGE   CASH     ASSET    COST OF    COST OF     RATE
                  PERIOD     BASIS    YIELD   AMORTIZATION  YIELD     YIELD    YIELD     FUNDS     HEDGING    SPREAD
                  ------     -----    -----   ------------  -----     -----    -----     -----     -------    ------

Fiscal 1994        6.09%     100.0%   6.09%      0.53%      6.62%     4.73%    6.40%     5.55%      0.06%      0.79%
1995               7.16%      99.0%   7.23%      0.18%      7.41%     5.43%    7.37%     6.06%      0.19%      1.12%
1996               7.55%     100.7%   7.50%     (0.52%)     6.98%     5.51%    6.95%     5.71%      0.13%      1.11%

1995, Quarter 1    6.32%      99.5%   6.35%      0.77%      7.12%     4.96%    7.09%     5.96%      0.06%      1.07%
1995, Quarter 2    6.82%      98.5%   6.92%      0.49%      7.42%     5.57%    7.40%     6.26%      0.23%      0.91%
1995, Quarter 3    7.29%      98.7%   7.39%      0.30%      7.68%     5.53%    7.64%     6.09%      0.28%      1.27%
1995, Quarter 4    7.59%      99.3%   7.64%     (0.24%)     7.40%     5.48%    7.34%     6.04%      0.18%      1.12%
1996, Quarter 1    7.73%      98.9%   7.82%     (0.37%)     7.45%     5.93%    7.40%     5.69%      0.14%      1.57%
1996, Quarter 2    7.47%     100.0%   7.48%     (0.51%)     6.97%     5.61%    6.94%     5.57%      0.16%      1.21%
1996, Quarter 3    7.52%     101.0%   7.44%     (0.49%)     6.95%     5.30%    6.92%     5.78%      0.14%      1.00%
1996, Quarter 4    7.58%     101.4%   7.48%     (0.59%)     6.89%     5.31%    6.87%     5.76%      0.12%      0.99%

The Company's earning asset yield and spread were also diminished in 1996 due to an increase in the rate of mortgage principal repayments on those assets for which the Company paid a premium price. As shown in Table 9, the Company wrote off its premium balances at an annual rate of 21% in the fourth quarter of 1995 and 26% in the fourth quarter of 1996. The Company writes off premium as an amortization expense at a rate equal to or greater than the actual monthly rate of principal repayment on those assets, so increases in principal repayment rates cause an increase in amortization expense. The mortgages the Company acquired at a discount also had rapid rates of mortgage principal repayment; the Company does not amortize its discount balances into income at a correspondingly rapid rate, however, as the discount balance acts as a form of credit reserve for these assets. See "Credit Reserves" below.

                                     TABLE 9
                         AMORTIZATION ON MORTGAGE ASSETS

                                                                                  NET                NET       NET
                                          ANNUAL                       ANNUAL   AVERAGE     NET    MORTGAGE  MORTGAGE
                       AVERAGE            RATE OF  AVERAGE            RATE OF  PREMIUM/    AMORT   PRINCIPAL PRINCIPAL
                      DISCOUNT  DISCOUNT DISCOUNT  PREMIUM   PREMIUM  PREMIUM   (DISC)    INCOME/  REPAYMTS  REPAYMT
                       BALANCE   AMORT     AMORT   BALANCE    AMORT    AMORT    BALANCE  (EXPENSE) RECEIVED    RATE
                       -------   -----     -----   -------    -----    -----    -------  --------- --------    ----
                                                          (DOLLARS IN THOUSANDS)

Fiscal 1994           $    440    $101     63%     $   450   $   19     12%     $    10   $    82   $  1,244    7%
1995                     5,496     961     17%       3,426      605     18%      (2,069)      356     38,824   18%
1996                    16,596     910      5%      23,028    6,107     27%       6,432    (5,197)   258,425   27%

1995, Quarter 1       $  1,440    $234     65%     $   785   $   19     10%     $  (655)  $   215   $  2,673    9%
1995, Quarter 2          3,528     237     27%       1,175       34     12%      (2,353)      203      2,934    7%
1995, Quarter 3          6,017     280     19%       3,351      123     15%      (2,666)      157      8,319   16%
1995, Quarter 4         10,889     210      8%       8,314      429     21%      (2,575)     (219)    24,898   28%
1996, Quarter 1         16,941     177      4%      11,299      707     25%      (5,642)     (530)    32,814   27%
1996, Quarter 2         16,739     245      6%      16,402    1,268     31%        (337)   (1,023)    53,058   29%
1996, Quarter 3         16,471     271      7%      27,233    1,707     25%      10,762    (1,436)    76,942   28%
1996, Quarter 4         16,236     217      5%      36,977    2,425     26%      20,741    (2,208)    95,610   26%

The Company's earning asset yield and interest rate spread also declined during 1996 as prospective yields and spreads available from newly acquired mortgages declined during the year. Mortgage prices rose more than would usually be expected given changes in interest rates. Management believes mortgage prices have risen due to strong demand from banks, savings and loans, and other financial institutions (stemming from a continued state of over-capitalization), an increase in the prices of financial assets in general, a decrease in interest rate volatility, and other factors. The effect on the Company's earnings of this increase in mortgage prices for new assets was offset to some degree by a reduced cost of hedging.

At the same time that the Company's spread has narrowed for a variety of reasons, some of which are temporary, the Company has significantly improved its operating and capital efficiencies. These efficiencies have allowed the Company to increase return on equity over this period despite lower yields and spreads.

NET INTEREST INCOME

Net interest income, or interest income revenues less the cost of funds and hedging, increased from $2.0 million in the fourth quarter of 1995 to $6.0 million in the fourth quarter of 1996.

The net interest margin (net interest income divided by assets) declined from 2.18% to 1.56% over this period as the Company funded an increasing percentage of its assets with debt rather than equity. In the fourth quarter of 1995, the Company's average equity-to-assets ratio was 19.4%; in the fourth quarter of 1996, the average equity-to-assets ratio was 11.8%. As a result of this increase in leverage utilization and capital efficiency, net interest income as a percentage of equity increased from 11.27% to 13.22%. It is this ratio, rather than net interest margin, which the Company seeks to maximize with its balance sheet management program (while at the same time seeking to manage risk).

The Company was able to increase its asset size relative to its equity base, and thus increase net interest income profitability, as it reduced its average internal capital allocation due to reductions in credit and liquidity risk on the balance sheet and as the Company more efficiently matched the timing of inflows of capital and mortgage asset acquisitions so that it was less under-leveraged on average as compared to its target size. In the fourth quarter of 1995, the actual average equity-to-assets ratio of 19.4% greatly exceeded the target equity-to-asset ratio of 13.3%. The average balance sheet capacity utilization during that period was 69%. In the fourth quarter of 1996, average balance sheet capacity utilization was 86%; the average equity-to-assets ratio was 11.8% and the target ratio was 10.1%.

Management expects, based on market conditions as of December 31, 1996, that the Company may seek to continue to reduce its balance sheet risks and, in a corresponding manner, reduce its target equity-to-assets ratio. In addition, the Company hopes to further improve its capital efficiency and balance sheet capacity utilization by seeking to make further improvements in matching the timing of inflows of capital with the acquisition of mortgage assets. If these goals can be achieved, management believes that the net interest margin would continue to decline but that net interest income as a percentage of equity might increase.

Two other significant factors, discussed in "Earning Asset Yield and Interest Rate Spread", contributed to changes in the net interest margin and net interest income as a percentage of equity. The decline in the earning asset yield from 7.34% to 6.87% (as a result of declining interest rates and other factors) reduced earnings on that portion of the balance sheet which was funded directly with equity capital. The negative effect of this drop in earning asset yield on return on equity was approximately 0.47%. In addition, the Company's interest rate spread decreased, although this effect was overwhelmed by the positive effect of the greater use of leverage which was made possible by the shift in asset mix towards lower-risk, narrower spread mortgage assets. The net effect of having a greater amount of spread funded assets but at narrower spreads can be seen in Table 10 by looking at the spread lending contribution to return on equity (interest rate spread times the ratio of spread-funded assets to equity). The spread lending contribution to return on equity increased from 4.61% in the fourth quarter of 1995 to 7.39% in the fourth quarter of 1996. The remainder of the 13.22% net interest income return on equity not contributed by spread lending was contributed by mortgage assets funded directly with equity.

                                    TABLE 10
                               NET INTEREST INCOME

                                     AVERAGE                              RATIO      SPREAD      % OF       % OF
                            NET      EQUITY  AVERAGE  PERCENT               OF      LENDING       NET        NET
                          INTEREST     TO    TARGET      OF               SPREAD  CONTRIBUTION INTEREST   INTEREST
                           INCOME    ASSETS  EQUITY   CAPITAL             FUNDED       TO       INCOME     INCOME
                   NET    RETURN ON   RATIO    TO     EMPLOYED  INTEREST  ASSETS     RETURN      FROM       FROM
                 INTEREST AVERAGE    DURING  ASSETS    DURING     RATE      TO         ON       EQUITY     SPREAD
                  MARGIN   EQUITY    PERIOD   RATIO    PERIOD    SPREAD   EQUITY     EQUITY    INVESTMENT  LENDING
                  ------   ------    ------   -----    ------    ------   ------     ------    ----------  -------

Fiscal 1994       2.53%     7.47%    33.8%   10.3%      30%       0.79%    1.94x      1.82%        75%       25%
1995              2.18%    11.32%    19.2%   13.1%      68%       1.12%    4.14x      4.57%        60%       40%
1996              1.70%    13.34%    12.8%   10.6%      83%       1.11%    6.78x      7.52%        44%       56%

1995, Quarter 1   1.98%    11.39%    17.4%   12.1%      70%       1.07%    4.72x      5.07%        55%       45%
1995, Quarter 2   1.69%    12.20%    13.8%   13.0%      94%       0.91%    6.20x      5.61%        54%       46%
1995, Quarter 3   2.69%    11.12%    24.2%   13.3%      55%       1.27%    3.08x      3.92%        65%       35%
1995, Quarter 4   2.18%    11.27%    19.4%   13.3%      69%       1.12%    4.10x      4.61%        59%       41%
1996, Quarter 1   2.19%    16.16%    13.6%   11.8%      87%       1.57%    6.34x      9.99%        38%       62%
1996, Quarter 2   1.86%    12.68%    14.7%   10.9%      74%       1.21%    5.78x      7.02%        45%       55%
1996, Quarter 3   1.59%    12.71%    12.5%   10.5%      84%       1.00%    6.94x      6.91%        46%       54%
1996, Quarter 4   1.56%    13.22%    11.8%   10.1%      86%       0.99%    7.43x      7.39%        44%       56%

CREDIT LOSSES AND PROVISIONS

Realized credit losses were $3,997 in the fourth quarter of 1995 and $6,520 in the fourth quarter of 1996. The losses reduced taxable income and dividends by the indicated amounts for those years, but did not impact reported GAAP net income as they were previously provided for. The Company expects realized credit losses to increase in 1997.

The Company reduced reported net income by $372,212 in the fourth quarter of 1996 to provide for possible future credit losses. The credit provision in the fourth quarter of 1995 was $350,631. In each case the bulk of these provisions related to potential future credit losses in the Company's portfolio of securitized mortgages rated below BBB.

As shown in Table 11 below, credit provisions declined as a percentage of assets and equity from the fourth quarter of 1995 to the fourth quarter of 1996.

In the fourth quarter of 1996, the Company changed its policy regarding credit provisions for whole loans. Formerly, the Company took a provision for "A" quality whole loans at the time of acquisition equal to 0.30% of the principal value of the mortgages. Such provisions were minor in the fourth quarter of 1995 as the volume of whole loan acquisitions in that quarter was small. In the fourth quarter of 1996, the Company started taking whole loan credit provisions on an on-going, rather than a one-time, basis in order to avoid large unwarranted swings in reported income that could be caused by acquisitions of bulk loan portfolios. Under the new policy, the Company will take on-going credit provisions at an annual rate of 0.15% of the principal value of "A" quality whole loans. Since most whole loan acquisitions in the fourth quarter of 1996 closed at the end of December, whole loan provisions were minor in that quarter as well. The Company expects credit provisions to increase in 1997.

                                    TABLE 11
                   CREDIT PROVISIONS AND ACTUAL CREDIT LOSSES

                                                                     ANNUALIZED           ANNUALIZED
                                                 TOTAL                CREDIT               CREDIT
                               TOTAL             ACTUAL             PROVISIONS           PROVISIONS
                              CREDIT             CREDIT             TO AVERAGE           TO AVERAGE
                            PROVISIONS           LOSSES               ASSETS               EQUITY
                            ----------           ------               ------               ------
                               (DOLLARS IN THOUSANDS)

Fiscal 1994                   $    0               $ 0                 0.00%                0.00%
1995                             493                 4                 0.22%                1.17%
1996                           1,696                 7                 0.17%                1.34%

1995, Quarter 1               $   19               $ 0                 0.06%                0.34%
1995, Quarter 2                   40                 0                 0.10%                0.72%
1995, Quarter 3                   84                 0                 0.16%                0.65%
1995, Quarter 4                  350                 4                 0.38%                1.95%
1996, Quarter 1                  331                 0                 0.26%                1.93%
1996, Quarter 2                  477                 0                 0.25%                1.69%
1996, Quarter 3                  516                 0                 0.18%                1.43%
1996, Quarter 4                  372                 7                 0.10%                0.82%

OPERATING EXPENSES

The Company has been able to improve its operating efficiency over time. As shown in Table 12, total operating expenses rose from $0.4 million in the fourth quarter of 1995 to $0.8 million in the fourth quarter of 1996. As a percentage of assets, however, annualized operating expenses dropped from 0.40% to 0.21% and as a percentage of equity annualized operating expenses dropped from 2.04% to 1.75%. Thus the improvement in return on equity over this period due to increasing operational efficiencies was 0.29%.

The Company expects operating expenses to rise in 1997 as the Company adds staff and incurs other expenses. The Company generally expects its operating expense ratios, however, to continue to improve.

                                    TABLE 12
                               OPERATING EXPENSES

                                                          EFFICIENCY
                                                             RATIO
                                                          (OPERATING                                 AVERAGE
                  COMPENSATION                             EXPENSE/      OPERATING    OPERATING    ASSETS PER
                      AND        OTHER      TOTAL             NET        EXPENSE/      EXPENSE/     AVE. # OF
                    BENEFITS   OPERATING  OPERATING        INTEREST       AVERAGE      AVERAGE      EMPLOYEES
                    EXPENSE     EXPENSE    EXPENSE          INCOME)       ASSETS        EQUITY        ($MM)
                    -------     -------    -------          -------       ------        ------        -----
                        (DOLLARS IN THOUSANDS)
Fiscal 1994           $   63       $  83     $  146           28%          0.70%        2.07%         $  12
1995                     517         614      1,131           24%          0.52%        2.68%            39
1996                   1,573         981      2,554           15%          0.26%        2.01%           109

1995, Quarter 1       $   81       $ 120     $  201           32%          0.64%        3.69%         $  25
1995, Quarter 2           81         117        198           29%          0.48%        3.51%            33
1995, Quarter 3          204         160        364           25%          0.68%        2.81%            39
1995, Quarter 4          151         217        368           18%          0.40%        2.04%            53
1996, Quarter 1          319         174        492           18%          0.39%        2.86%            69
1996, Quarter 2          384         210        594           17%          0.31%        2.11%            84
1996, Quarter 3          390         281        672           15%          0.23%        1.87%           115
1996, Quarter 4          480         316        796           13%          0.21%        1.75%           155

PER SHARE TRENDS

Table 13 below shows the Company's assets, equity, and income statement components on a per average share outstanding basis (including both common and preferred shares). From the fourth quarter of 1995 to the fourth quarter of 1996, the Company was able to increase its average assets per average share by 114%, from $67 to $145. This increase was due to reduced equity-to-assets ratio targets due to risk reductions in the balance sheet, rising capital efficiencies resulting in greater balance sheet capacity utilization, and increasing equity per share values. Revenues per share increased by 102% and net interest income per share increased by 49% over the one year period from fourth quarter 1995 to fourth quarter 1996. Because per share costs of credit expenses and operating expenses remained stable or declined, total net income per share (including preferred and common shares) rose 88% from $0.24 to $0.45.

                                    TABLE 13
                              PER SHARE INFORMATION

                        AVERAGE      AVERAGE                 NET INTEREST    CREDIT     OPERATING
                         ASSETS    TOTAL EQUITY   REVENUES      INCOME     PROVISIONS    EXPENSES    NET INCOME
                      PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE
                       COMMON AND   COMMON AND   COMMON AND   COMMON AND   COMMON AND   COMMON AND   COMMON AND
                       PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED
                         SHARE        SHARE        SHARE        SHARE        SHARE        SHARE        SHARE
                         -----        -----        -----        -----        -----        -----        -----

Fiscal 1994             $ 34.52      $ 11.68       $0.77       $ 0.31       $ 0.00       $ 0.09       $ 0.22
1995                      66.23        12.74        4.75         1.44         0.15         0.34         0.95
1996                     119.47        15.24        8.08         2.03         0.20         0.31         1.52

1995, Quarter 1         $ 67.06      $ 11.64       $1.16       $ 0.33       $ 0.01       $ 0.11       $ 0.21
1995, Quarter 2           87.31        12.04        1.58         0.37         0.02         0.11         0.24
1995, Quarter 3           54.32        13.15        1.01         0.37         0.02         0.09         0.26
1995, Quarter 4           67.39        13.05        1.20         0.37         0.06         0.07         0.24
1996, Quarter 1           91.83        12.45        1.65         0.50         0.06         0.09         0.35
1996, Quarter 2           98.13        14.42        1.65         0.45         0.06         0.07         0.32
1996, Quarter 3          124.58        15.57        2.10         0.50         0.06         0.07         0.37
1996, Quarter 4          144.55        16.99        2.42         0.55         0.03         0.07         0.45

RESULTS OF OPERATIONS:  1996 VS. 1995

For the full years of 1995 and 1996, total net income to common and preferred shareholders increased by 302%, from $3.2 million to $12.7 million. Total net income available to common shareholders after preferred dividends increased by 266%, from $3.2 million to $11.5 million. Growth in total net income was driven primarily by growth in average assets. From 1995 to 1996, average assets grew by 354%, interest income revenue grew by 328%, net interest income grew by 254%, credit provision expenses grew by 244%, and operating expenses grew by 126%. Average total equity employed grew by 201%. See Table 1 and Table 15.

Reported earnings per primary common share ("EPS") in 1996 were $1.32. This was an increase of 55% from the $0.85 earned in 1995. As shown in Table 3, the two primary components of this increase were a 33% increase in return on average common equity and a 14% increase in average common equity per common share.

As shown in Table 4, return on total equity rose from 7.47% in 1995 to 9.99% in 1996. Net interest income per dollar of equity rose from 11.32% in 1995 to 13.34% in 1996. Credit expenses increased from 1.17% of equity to 1.34% while operating expenses dropped from 2.68% of equity to 2.01%. Total equity per share rose as result of accretive stock offerings and other factors. See Table 5 and Table 25.

Taxable income rose 296%, from $3.8 million in 1995 to $15.2 million in 1996. Total dividends declared rose from $3.4 million to $15.2 million. Dividends declared per common share rose 74%, from $0.96 to $1.67. See Tables 6 and 7.

From 1995 to 1996, the Company's average interest rate spread was stable, moving from 1.12% in 1995 to 1.11% in 1996. The Company's average earning asset yield dropped by 42 basis points from 7.37% to 6.95% but this drop was offset by a cost of funds which was lower by 35 basis points and a cost of hedging which was lower by 6 basis points. See Table 8.

The increase in net interest income as a percentage of equity from 11.32% to 13.34% was accomplished, despite a lower earning asset yield (which reduces earnings on mortgages funded with equity) and a stable interest rate spread, as the Company made greater use of leverage in 1996. The average equity-to-assets ratio was 19.2% in 1995 and 12.8% in 1996, reflecting a decrease in the target equity-to-assets ratio from 13.1% to 10.6% and an increase in balance sheet capacity utilization from 68% to 83%. Primarily as a result of the increased use of debt funding, the net interest margin declined from 2.18% in 1995 to 1.70% in 1996.

Total realized credit losses were $3,997 in 1995 and $6,520 in 1996. Total credit provisions were $0.5 million in 1995 (1.17% of equity and 0.22% of assets) and $1.7 million in 1996 (1.34% of equity and 0.17% of assets), reflecting a changing asset mix. See Table 11.

Operating expenses increased from $1.1 million in 1995 to $2.6 million in 1996. Operating expense ratios improved as the efficiency ratio (operating expenses to net interest income) dropped from 24% to 15%, operating expenses to assets dropped from 0.52% to 0.26%, operating expenses to equity dropped from 2.68% to 2.01% and average assets per employee increased from $39 million to $109 million. See Table 12.

RESULTS OF OPERATIONS:  1995 VS. FISCAL YEAR 1994

Fiscal year 1994 ("FY1994") represents the period from commencement of operations on August 19, 1994 to December 31, 1994.

Total net income increased by 726%, from $0.4 million in FY1994 to $3.2 million in 1995. Growth in total net income was driven primarily by the increase in the length of the operating periods and by growth in average assets. From FY1994 to 1995, average assets grew by 279%, interest income revenue grew by 1,113%, net interest income grew by 805%, credit provision expenses grew from zero to $0.5 million, and operating expenses grew by 675%. Average total equity employed grew by 116%. See Table 1 and Table 15.

Reported earnings per primary common share in 1995 were $0.85. This was an increase of 325% from the $0.20 earned in FY1994. A longer operating period accounted for the bulk of this increase. As shown in Table 3, two other components of this increase were a 38% increase in return on average common equity and a 9% increase in average common equity per common share.

As shown in Table 4, return on total equity rose from 5.40% in FY1994 to 7.47% in 1995. Net interest income per dollar of equity rose from 7.47% in FY1994 to 11.32% in 1995. There were no credit expenses in FY1994; credit expenses in 1995 were 1.17% of equity. Operating expenses increased from 2.07% of equity to 2.68% as the Company increased salaries and added staff. Total equity per share rose as a result of accretive stock offerings and other factors. See Table 5 and Table 25.

Taxable income rose from $0.4 million in FY1994 to $3.8 million in 1995. Total dividends declared rose from $0.4 million to $3.4 million. Dividends declared per common share rose 284%, from $0.25 to $0.96. See Tables 6 and 7.

From FY1994 to 1995, the Company's average interest rate spread increased from 0.79% in FY1994 to 1.12% in 1995. The Company's average earning asset yield increased 97 basis points from 6.40% to 7.37%. The Company's cost of funds increased by 51 basis points from 5.55% to 6.06%. The cost of hedging increased by 13 basis points from 0.06% to 0.19%. See Table 8.

The increase in net interest income as a percentage of equity from 7.47% to 11.32% was accomplished with a rising earning asset yield (which increases earnings on mortgages funded with equity) and an increased interest rate spread. In addition, the Company made greater use of leverage in 1995 as compared to FY1994. The average equity-to-assets ratio was 33.8% in FY1994 and was 19.2% times in 1995. Although the Company increased its target equity-to-assets ratio as it increased levels of credit risk on its balance sheet, balance sheet capacity utilization increased from 30% in FY1994 to 68% in 1995. See Table 10.

Total realized credit losses were $3,997 in 1995; there were no losses in FY1994. The Company took no credit provisions in FY1994 due to the low-risk nature of its mortgage assets at that time; total credit provisions were $0.5 million in 1995 (1.17% of equity and 0.22% of assets). See Table 11.

Operating expenses increased from $0.2 million in FY1994 to $1.1 million in 1995 as a result of a longer operating period. However, the efficiency ratio (operating expenses to net interest income) dropped from 28% to 24%, operating expenses to assets dropped from 0.70% to 0.52% and average assets per employee increased form $12 million to $39 million. Operating expenses to equity increased from 2.07% to 2.68%. See Table 12.

FINANCIAL CONDITION

SUMMARY

Management believes the Company is well capitalized for the level of risk undertaken. The Company's assets are single-family mortgage assets. A substantial majority of these assets are further credit-enhanced beyond the inherent value of a mortgage secured by a first lien on a residential property. The liquidity of a majority of the Company's assets has been enhanced through the securitization and credit rating process. The interest rate risks of the Company's assets and liabilities are well matched; all mortgages have adjustable-rate coupons and are financed with equity and with variable-rate borrowings. Interest rate risks which remain on the balance sheet after this matching program are mitigated through the Company's interest rate hedging program. The Company has uncommitted borrowing facilities in excess of its needs. The Company only takes credit risk on mortgages underwritten to "A" quality standards. The Company takes credit provisions to reserve for potential future credit losses. The Company has low operating expenses and a high percentage of its equity invested in earning assets. The Company's capital base is tangible capital: all of the Company's earning assets and interest rate agreements are marked-to-market at estimated liquidation value. Nevertheless, the Company maintains an equity-to-assets ratio that is higher than that of many banks, savings and loans, insurance companies, and REITs that act as mortgage portfolio lenders.

END OF PERIOD BALANCE SHEET

The Company's assets consist primarily of earning assets (mortgage assets and cash). As shown in the table below, the Company's assets increased by $1.74 billion or 395% during 1996.

                                    TABLE 14
                           END OF PERIOD BALANCE SHEET

                                                   RECEIVABLES
                                         INTEREST      AND
                              MORTGAGE     RATE       OTHER     TOTAL                          PREFERRED   COMMON     TOTAL
END OF PERIOD       CASH       ASSETS   AGREEMENTS   ASSETS     ASSETS    BORROWINGS  PAYABLES   EQUITY    EQUITY     EQUITY
-------------       ----       ------   ----------   ------     ------    ----------  --------   ------    ------     ------
                                                         (DOLLARS IN THOUSANDS)

Fiscal 1994        $ 1,027   $  117,477   $1,892   $ 1,132   $  121,528   $  100,376   $   872   $     0   $ 20,280   $ 20,280
1995, Quarter 1        953      141,860    1,434     1,193      145,440      121,998     1,090         0     22,352     22,352
1995, Quarter 2      1,620      175,242      825     1,634      179,321      155,881       907         0     22,533     22,533
1995, Quarter 3      1,150      298,785      809     2,650      303,394      228,826     2,095         0     72,473     72,473
1995, Quarter 4      4,825      432,244      547     3,941      441,557      370,316     2,951         0     68,290     68,290
1996, Quarter 1      9,705      565,159    1,233     5,216      581,313      508,721     4,447         0     68,145     68,145
1996, Quarter 2     10,407    1,007,480    1,351     9,092    1,028,330      896,214     7,821         0    124,295    124,295
1996, Quarter 3     14,599    1,375,870      873    12,136    1,403,478    1,225,094    14,867    29,712    133,805    163,517
1996, Quarter 4     11,068    2,153,428    2,601    17,100    2,184,197    1,953,103    20,089    29,579    181,426    211,005

AVERAGE DAILY BALANCE SHEET

Table 15 presents the estimated average daily balances of the major components of the Company's balance sheet.

                                    TABLE 15
                           AVERAGE DAILY BALANCE SHEET

                                                   RECEIVABLES
                                         INTEREST      AND
                              MORTGAGE     RATE       OTHER     TOTAL                          PREFERRED   COMMON     TOTAL
END OF PERIOD       CASH       ASSETS   AGREEMENTS   ASSETS     ASSETS    BORROWINGS  PAYABLES   EQUITY    EQUITY     EQUITY
-------------       ----       ------   ----------   ------     ------    ----------  --------   ------    ------     ------
                                                         (DOLLARS IN THOUSANDS)

Fiscal 1994        $ 6,627   $   49,498   $  790   $   947   $   57,862   $   37,910   $   368   $     0   $ 19,584   $ 19,584
1995                 4,272      209,120      993     5,107      219,492      174,926     2,342         0     42,224     42,224
1996                16,016      951,514    1,332    26,605      995,467      861,316     7,131    11,274    115,746    127,020

1995, Quarter 1    $ 1,217   $  121,116   $1,399   $ 1,959   $  125,691   $  102,894   $   977   $     0   $ 21,820   $ 21,820
1995, Quarter 2      1,466      158,606    1,020     2,559      163,651      139,979     1,111         0     22,561     22,561
1995, Quarter 3      3,597      204,999      831     4,820      214,247      159,794     2,585         0     51,868     51,868
1995, Quarter 4     10,709      349,296      730    10,999      371,734      295,089     4,654         0     71,991     71,991
1996, Quarter 1     14,639      478,645      667    13,095      507,046      435,979     2,324         0     68,743     68,743
1996, Quarter 2     14,402      729,143    1,658    21,565      766,768      651,643     2,472         0    112,653    112,653
1996, Quarter 3     18,854    1,101,074    1,833    30,129    1,151,890      999,229     8,728    15,179    128,754    143,933
1996, Quarter 4     16,137    1,489,636    1,168    41,430    1,548,371    1,351,510    14,898    29,671    152,292    181,963

MORTGAGE ASSET ACQUISITIONS

The two principal criteria the Company uses when acquiring mortgage assets are:
(i) the mortgages must be "A" quality in terms of underwriting and documentation standards, or must be credit-enhanced to the AAA or AA credit-rating level, and
(ii) the risk-adjusted returns on equity the Company anticipates earning on such assets must be attractive across a variety of economic scenarios relative to the Company's cost of capital and relative to other available mortgage assets. Lower-risk, lower-yield, narrower-spread, higher-priced assets may produce higher returns on equity across a variety of scenarios for the Company than riskier assets due to a lower capital allocation to the lower risk asset.

The Company acquired $876 million mortgage assets in the fourth quarter of 1996 and acquired a total of $2.0 billion mortgage assets in 1996. A majority of the asset acquisitions in the fourth quarter did not close until late December, so the income from these new assets will not have a significant effect on the Company's income until the first quarter of 1997.

As shown in Table 16, an increasing percentage of the Company's acquisitions have consisted of whole mortgage loans. The Company has also continued to acquire adjustable-rate mortgage securities rated AAA and AA but has not acquired mortgage securities rated below AA since 1995.

                                    TABLE 16
                           MORTGAGE ASSET ACQUISITIONS

                                   AVERAGE                                          AAA        A &        BELOW
                         ASSET      PRICE                    "A"       FHLMC        &AA        BBB         BBB
                      ACQUISITIONS AS % OF     AVERAGE     QUALITY     & FNMA      RATED      RATED       RATED
                          AT      PRINCIPAL    INITIAL      WHOLE    GUARANTEED  MORTGAGE    MORTGAGE   MORTGAGE
                         COST       VALUE      COUPON       LOANS    MORTGAGES  SECURITIES  SECURITIES SECURITIES
                         ----       -----      ------       -----    ---------  ----------  ---------- ----------
                                                          (DOLLARS IN THOUSANDS)

Fiscal 1994            $ 121,297    99.53%      5.87%         0.0%     64.8%       28.1%        4.3%        2.8%
1995                     354,572    98.06%      7.25%         7.6%     53.7%       25.9%        5.7%        7.1%
1996                   1,982,864   102.68%      7.60%        26.6%     45.3%       28.1%        0.0%        0.0%
1995, Quarter 1         $ 24,116    94.80%      6.78%         0.0%     15.1%       49.1%       25.6%       10.2%
1995, Quarter 2                     93.11%      6.42%         0.0%     65.8%       13.1%        0.0%       21.1%
1995, Quarter 3                    103.14%      7.40%         0.0%     59.0%       32.3%        3.8%        4.9%
1995, Quarter 4                     95.78%      7.39%        16.5%     52.4%       20.1%        5.5%        5.5%
1996, Quarter 1                    102.60%      7.60%         0.0%     47.6%       52.4%        0.0%        0.0%
1996, Quarter 2                    102.36%      7.30%         9.9%     71.5%       18.6%        0.0%        0.0%
1996, Quarter 3                    102.74%      7.53%        14.4%     69.9%       15.7%        0.0%        0.0%
1996, Quarter 4          875,968   102.86%      7.81%        47.3%     17.5%       35.2%        0.0%        0.0%

SUMMARY OF MORTGAGE ASSET CHARACTERISTICS

All the Company's mortgage assets acquired through December 31, 1996 were single-family, adjustable-rate, first-lien mortgages or securitized interests in pools of such loans. The average credit rating equivalent has been maintained at AA+. As of December 31, 1996, 44% of the underlying properties of the whole mortgage loans owned by the Company were located in California and approximately 70% of the properties underlying mortgage pools in which the Company owned a securitized interest that was rated lower than AA were located in California (based on the original composition of such pools). The Company carries its mortgage assets on its balance sheet at the estimated bid-side market value of these assets, which has approximated their historical amortized cost.

                                    TABLE 17
                             MORTGAGE ASSET SUMMARY

                                                                      ESTIMATED                         SECURITIZED
                                                                       BID-SIDE                          MORTGAGES
                                               AMORTIZED   ESTIMATED    MARKET     AVERAGE     WHOLE        RATED
                       MORTGAGE                 COST TO    BID-SIDE    VALUE TO    CREDIT      LOANS      BELOW AA
                       PRINCIPAL   AMORTIZED   PRINCIPAL    MARKET    PRINCIPAL    RATING    PERCENT IN  PERCENT IN
END OF PERIOD            VALUE        COST       VALUE       VALUE      VALUE      EQUIV.    CALIFORNIA  CALIFORNIA
-------------            -----        ----       -----       -----      -----      ------    ----------  ----------
                                                        (DOLLARS IN THOUSANDS)

Fiscal 1994            $ 120,627   $120,135     99.59%    $ 117,477     97.39%      AA+        n/a         71%
1995, Quarter 1          143,393    141,792     98.88%      141,860     98.93%      AA+        n/a         72%
1995, Quarter 2          178,429    174,415     97.75%      175,242     98.21%      AA+        n/a         72%
1995, Quarter 3          298,718    298,894    100.06%      298,785    100.02%      AA+        n/a         70%
1995, Quarter 4          443,625    436,236     98.33%      432,244     97.43%      AA+        75%         70%
1996, Quarter 1          573,807    569,744     99.29%      565,159     98.49%      AA+        76%         70%
1996, Quarter 2        1,005,765  1,011,847    100.60%    1,007,480    100.17%      AA+        73%         70%
1996, Quarter 3        1,361,062  1,377,331    101.20%    1,375,870    101.09%      AA+        85%         70%
1996, Quarter 4        2,117,244  2,155,468    101.81%    2,153,427    101.71%      AA+        44%         70%

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

                                    TABLE 18
                     AVERAGE MORTGAGE ASSET CHARACTERISTICS

                                                                       COUPON     AVERAGE
                                   INTEREST               MORTGAGE    RATE VS.    NUMBER
                       MORTGAGE      RATE     MORTGAGE     FULLY-      FULLY-    OF MONTHS
                        COUPON      INDEX        NET       INDEXED    INDEXED     TO NEXT    LIFETIME
END OF PERIOD            RATE       LEVEL      MARGIN       RATE        RATE    ADJUSTMENT     CAP
-------------            ----       -----      ------       ----        ----    ----------     ---

Fiscal 1994              6.00%      6.94%       2.25%       9.19%     (3.19%)        3        11.48%
1995, Quarter 1          6.53%      6.47%       2.24%       8.71%     (2.18%)        3        11.57%
1995, Quarter 2          6.94%      5.99%       2.21%       8.20%     (1.26%)        3        11.54%
1995, Quarter 3          7.35%      5.86%       2.20%       8.06%     (0.71%)        4        11.56%
1995, Quarter 4          7.50%      5.44%       2.08%       7.52%     (0.02%)        3        11.54%
1996, Quarter 1          7.59%      5.47%       2.11%       7.58%      0.01%         3        11.53%
1996, Quarter 2          7.42%      5.72%       2.21%       7.93%     (0.51%)        4        11.71%
1996, Quarter 3          7.55%      5.70%       2.21%       7.91%     (0.36%)        4        11.69%
1996, Quarter 4          7.75%      5.58%       2.24%       7.82%     (0.07%)        5        11.73%

As shown in Table 19, over the course of 1996 the Company increased its percentage of mortgage assets which had coupon rates adjusting as a function of short-term U.S. Treasury interest rate indices. Such assets represented 58% of all mortgage assets as of December 31, 1996. Since changes in the cost of the Company's liabilities are generally correlated with changes in LIBOR rates, the Company's spread income will be diminished should LIBOR rates rise relative to U.S. Treasury rates. Management expects that this effect, should it occur, would be offset to some degree by the interest rate agreements (caps, swaps, and basis swaps) owned by the Company.

                                    TABLE 19
                            MORTGAGE ASSETS BY INDEX

                                                            SIX-
                                SIX-          ONE-          MONTH         ONE-          SIX-
                               MONTH          MONTH         BANK          YEAR          MONTH
                               LIBOR          LIBOR          CD         TREASURY      TREASURY
                               INDEX          INDEX         INDEX         INDEX         INDEX         OTHER
                               -----          -----         -----         -----         -----         -----
Adjustment Frequency/Loan     6 months       1 month      6 months      12 months     6 months       various
Average Adjustment/Pool       3 months       1 month      3 months      6 months      3 months       various
Annualized Periodic Cap          2%           none           2%            2%            2%          various
                                                 % OF TOTAL MORTGAGE ASSETS AT PERIOD END
Fiscal 1994                     78.2%           3.9%        17.9%          0.0%           0.0%          0.0%
1995, Quarter 1                 78.7%           3.1%        17.3%          0.9%           0.0%          0.0%
1995, Quarter 2                 83.0%           2.5%        13.8%          0.7%           0.0%          0.0%
1995, Quarter 3                 66.8%           1.4%        11.6%         11.5%           7.6%          1.1%
1995, Quarter 4                 59.7%           7.7%        12.8%         12.5%           5.0%          2.3%
1996, Quarter 1                 63.1%           6.5%         8.9%         14.9%           3.6%          3.0%
1996, Quarter 2                 54.1%           3.2%         3.4%         33.3%           4.4%          1.6%
1996, Quarter 3                 45.5%           2.2%         2.4%         45.7%           3.0%          1.2%
1996, Quarter 4                 35.9%           1.4%         2.5%         56.1%           2.0%          2.1%

The table below shows the balance of the Company's whole mortgage loans and the Company's securitized mortgage assets segregated by credit rating equivalent. Due to the "A" quality underwriting and documentation standards of the Company's whole loans, management believes that over 90% of the balance of these loans would receive a credit rating of AAA or AA should the Company securitize these loans and seek a credit rating from the credit rating agencies in the future. As a result, management believes that percentage of the Company's balance sheet which had the equivalent of a AAA or AA rating was effectively 88% at December 31, 1995 and 95% at December 31, 1996.

                                    TABLE 20
                   MORTGAGE ASSETS BY CREDIT RATING EQUIVALENT

                                     AAA/        A/          BB/                   AAA/         A/         BB/
                         WHOLE        AA         BBB        OTHER                   AA         BBB        OTHER
                       MORTGAGE     RATING     RATING      RATING      WHOLE      RATING      RATING     RATING
                         LOAN       EQUIV.     EQUIV.      EQUIV.       LOAN      EQUIV.      EQUIV.     EQUIV.
                       CARRYING    CARRYING   CARRYING    CARRYING    PERCENT     PERCENT    PERCENT     PERCENT
END OF PERIOD            VALUE      VALUE       VALUE       VALUE     OF TOTAL   OF TOTAL    OF TOTAL   OF TOTAL
-------------            -----      -----       -----       -----     --------   --------    --------   --------
                                  (DOLLARS IN THOUSANDS)
Fiscal 1994               $ 0     $ 109,548     $ 4,761    $ 3,168       0.0%      93.2%       4.1%       2.7%
1995, Quarter 1             0       125,237      10,988      5,635       0.0%      88.3%       7.7%       4.0%
1995, Quarter 2             0       150,846      11,306     13,092       0.0%      86.0%       6.5%       7.5%
1995, Quarter 3             0       263,344      16,338     19,103       0.0%      88.1%       5.5%       6.4%
1995, Quarter 4          26,450     355,784      25,171     24,839       6.1%      82.4%       5.8%       5.7%
1996, Quarter 1          24,861     490,189      25,838     24,272       4.4%      86.8%       4.6%       4.2%
1996, Quarter 2          69,666     886,990      25,753     25,070       6.9%      88.0%       2.6%       2.5%
1996, Quarter 3         127,695   1,196,887      25,748     25,540       9.3%      86.9%       1.9%       1.9%
1996, Quarter 4         525,475   1,576,595      25,738     25,620      24.4%      73.2%       1.2%       1.2%

WHOLE MORTGAGE LOANS

The Company significantly increased the size of its whole mortgage loan portfolio (mortgage loans which have not been securitized) in 1996. The table below presents selected characteristics of the Company's whole mortgage loans.

                                    TABLE 21
                           WHOLE MORTGAGE LOAN SUMMARY

                                                             AT DECEMBER 31, 1996   AT DECEMBER 31,1995
                                                             --------------------   -------------------
(ALL RATIOS BASED ON % OF TOTAL LOAN PORTFOLIO BALANCES                (ALL DOLLARS IN THOUSANDS)
UNLESS NOTED)
Face or Principal Value                                             $515,033             $26,411
Amortized Cost                                                       527,280              26,449
Carrying or Market Value                                             525,475              26,450

Adjustable-Rate                                                          100%                100%
Single-Family                                                            100%                100%
"A" Quality Underwriting                                                 100%                100%
First Lien                                                               100%                100%
Primary Residence                                                         94%                100%
Property Located in Northern California                                   18%                 30%
Property Located in Southern California                                   26%                 44%
Top Ten States as of 12/31/96
     California                                                         43.5%               74.5%
     Maryland                                                            8.0%                1.6%
     Virginia                                                            4.3%                0.9%
     Florida                                                             4.2%                1.1%
     Illinois                                                            3.8%                0.0%
     Massachusetts                                                       3.4%                1.7%
     New York                                                            3.1%                0.0%
     Connecticut                                                         3.0%                1.3%
     New Jersey                                                          2.8%                1.2%
     Texas                                                               2.3%                3.9%
Number of Loans                                                        2,172                 109
Average Loan Size                                                   $    237             $   242
Loan Balance less than $214,600                                           23%                 11%
Loan Balance greater than $500,000                                         8%                 23%
Average Original Loan-to-Value Ratio (LTV)                                77%                 76%
Original LTV > 80%                                                        25%                 26%
% of Original LTV > 80% with Primary Mortgage Insurance                   97%                100%
Effective Original LTV including Primary Mortgage Insurance               73%                 72%
1989 and Prior Years Origination                                           9%                  0%
1990 Origination                                                           4%                  0%
1991 Origination                                                           2%                  0%
1992 Origination                                                           4%                  0%
1993 Origination                                                          14%                  0%
1994 Origination                                                          52%                  2%
1995 Origination                                                           7%                 98%
1996 Origination                                                           8%                  0%
Average Seasoning in Months                                               37                   4

Non-Performing Assets  (90+ days delinquent + f/c + REO)            $  1,249             $     0
Number of Non-Performing Loans (NPAs)                                      7                   0
Non-Performing Assets as % of Total Loan Balances                        0.2%                0.0%
Real Estate Owned Assets (REO)                                      $    196             $     0
Number of Real Estate Owned Assets                                         1                   0
Real Estate Owned Assets as % of Total Loan Balances                    0.04%              0.00 %

At December 31, 1996, the Company owned 2,172 whole mortgage loans with a total principal balance of $515.0 million; at December 31, 1995 the Company owned 109 whole mortgage loans with a total principal balance of $26.4 million. All of these whole loans were adjustable-rate, single-family loans underwritten to "A" quality standards. At the end of 1996, the average whole loan size was $237,233. California loans represent 44% of the total outstanding balance. Loans with original loan-to-value ratios (LTV) in excess of 80% represent 25% of the total outstanding balance; a substantial majority of these higher-LTV loans are credit-enhanced with primary mortgage insurance serving to bring the effective original LTV ratio on each of those loans to 75% or less. After giving effect to this mortgage insurance, the average original LTV ratio of the Company's whole loans was 73% at December 31, 1996. The ratio of the current loan balance to original home value is lower than the original LTV ratios detailed here due to pay downs of mortgage principal over time.

The Company defines non-performing assets ("NPAs") as whole loans which are delinquent more than 90 days, in foreclosure or real estate owned (REO). As of December 31, 1996, the Company's NPAs were $1.2 million, with six loans in foreclosure and one real estate owned. At December 31, 1995 the Company had no non-performing assets. Through December 31, 1996, the Company has experienced no actual whole loan credit losses. Management expects actual credit losses to occur in 1997 and eventually expects its whole loan credit losses to mirror the experience of the "A" quality single-family residential mortgage market as a whole. The Company is building a reserve for potential future credit losses; see "Credit Reserves".

SECURITIZED MORTGAGES RATED AAA TO BBB

At December 31, 1996, 74% of the Company's mortgage assets were securitized interests in pools of single-family mortgage loans which had an investment-grade credit rating of AAA through BBB from one or more of the nationally-recognized rating agencies, or, if not rated, had equivalent credit quality in the view of management. At December 31, 1995, these types of mortgage securities represented 88% of the Company's mortgage assets.

Each of these investment-grade mortgage securities has credit-enhancement from a third-party which provides the Company with full or partial protection from credit losses in addition to the protection afforded by the value of the properties underlying the individual mortgages and any primary mortgage insurance on individual loans. Given the quality of the mortgage loans in these pools and the levels of additional credit-enhancement, management believes the level of credit risk for these mortgage assets is low. In the event, however, that credit losses in these pools exhaust the credit-enhancement or in the event of default of FNMA, FHLMC or another third party guarantor, credit losses to the Company could result. Through December 31, 1996, the Company has experienced no actual credit losses from these mortgage assets.

SECURITIZED MORTGAGES RATED BELOW BBB

In 1994 and 1995, the Company acquired a limited amount of securitized mortgage assets with a credit rating equivalent of less than BBB. A substantial majority of the mortgages in the pools underlying these securities were underwritten to "A" quality standards. The Company may acquire additional such assets when management believes that the cash flow and return on average equity over the life of the asset, net of expected credit losses, will be attractive. These assets have high potential yields but also have higher levels of credit risk, are costly to finance and require a large allocation of capital under the Company's risk-adjusted capital system. Such assets had an estimated bid-side market value at December 31, 1996 of $25.6 million.

These assets may be highly beneficial to the Company over their life, although any such benefits are likely to be realized chiefly in later years. Future benefits may include possible credit rating upgrades and market value improvements as the mortgage interests senior to the Company's position prepay. This would lead to lower borrowing costs, an expanded equity base for the Company and a lower internal risk-adjusted capital allocation. Another potential benefit is the eventual return of principal (net of credit losses) which was purchased at a discount. This would tend to increase the Company's earnings as it amortizes these discount balances into income.

Approximately 98% of the Company's securitized assets with a credit rating equivalent below BBB are credit-enhanced to some degree. These assets are credit-enhanced to a lesser degree than higher-rated assets. Credit losses will not be incurred by the Company on these assets until total credit losses in the related mortgage pool exhaust the credit-enhancement. At that point, however, the rate of loss to the Company's interest is likely to be significant as these interests are subordinated to and provide credit-enhancement for other, more senior, interests issued from the same mortgage pool. In effect, the Company is providing a form of mortgage credit insurance to the senior interests in each of these pools and therefore the Company would bear the credit risk of the entire pool (which would be many times the size of the Company's interest) in the event that the credit-enhancement junior to the Company's interest is exhausted. Total potential credit losses to the Company are limited to the Company's cost basis in these assets.

In some of the mortgage pools underlying these securities, delinquencies currently exceed management's original expectations. Delinquency levels in most of these pools appeared to have stabilized during 1996.

Actual pool credit losses which have reduced the credit-enhancement protection to the Company's below BBB-rated interests have occurred, but most of the aggregate credit enhancement in these pools that existed at the time of acquisition was still intact at December 31, 1996. The Company has experienced no credit losses from these credit-enhanced assets in 1994, 1995, or 1996.

In 1995, the Company acquired two "first loss" assets. These are subordinated interests with no credit-enhancement. At December 31, 1995, the estimated market value of these assets approximated their historical amortized cost of $0.2 million; at December 31, 1996, the estimated market value was $0.3 million. All credit losses in the related pools of mortgages will reduce the principal value of these first loss assets and will be recognized as an actual credit loss by the Company. As the Company's cost basis in its first loss assets is low relative to the mortgage principal value, the Company's realized credit loss will equal only 10-20% of the principal value of any mortgage credit losses in the pools. The limit of the Company's potential credit losses on these assets is equal to the amortized cost of $0.2 million. Total actual credit losses realized by the Company on these first loss assets were $3,997 in 1995 and $6,520 in 1996.

CREDIT RESERVES

The Company has been building a credit reserve for future potential credit losses through taking quarterly credit provisions. These credit provisions reduce reported GAAP earnings (but only future actual credit losses will reduce taxable earnings and dividends). The first step the Company takes in its on-going review of the adequacy of its credit reserve is to assess potential credit risk arising from whole loans and loans in the mortgage pools underlying the Company's securitized mortgage assets which are seriously delinquent (90+ days delinquent, foreclosures and real estate owned). Future credit losses from these loans will depend on the number of these loans actually defaulting, the loss severity experienced on default of the loan (net of recoveries from any individual loan private mortgage insurance), the level of credit-enhancement at the pool level, and the Company's amortized cost basis in that asset. The table below shows the credit losses that could be incurred by the Company if all the seriously delinquent mortgage loans in the Company's whole loan and mortgage securities portfolios at December 31, 1996 were to default and result in a loss. For example, if 100% these seriously delinquent loans were to default and the loss severity experienced was 25% of the loan balance, credit losses to the Company would be $1,374,000 (63% of the current credit reserve). If such losses happen, most of them would likely occur over the next twelve months (during which time the Company will continue to take credit provisions and build its reserve). The amount of actual credit losses that will be incurred from these loans is unknown. This table below addresses the potential credit risk arising from serious delinquencies as of December 31, 1996 only; it does not purport to reflect potential losses that may occur over the life of these assets. In order to complete the evaluation of the adequacy of its reserve levels, the Company also considers additional credit losses that may arise from future delinquencies. See also "Results of Operations, Credit Provisions".

                                    TABLE 22
                POTENTIAL FUTURE CREDIT LOSSES ESTIMATED BASED ON
                       CURRENT 90+ DAY DELINQUENCIES ONLY

                                  CUMULATIVE  POTENTIAL   POTENTIAL  POTENTIAL   POTENTIAL  POTENTIAL   POTENTIAL
                                  ESTIMATED    FUTURE      FUTURE      FUTURE     FUTURE      FUTURE     FUTURE
                                    ACTUAL     LOSSES      LOSSES      LOSSES     LOSSES      LOSSES     LOSSES
                                   REALIZED   ASSUMING    ASSUMING    ASSUMING   ASSUMING    ASSUMING   ASSUMING
                        CREDIT       LOSS       LOSS        LOSS        LOSS       LOSS        LOSS       LOSS
                         LOSS      SEVERITY   SEVERITY    SEVERITY    SEVERITY   SEVERITY    SEVERITY   SEVERITY
END OF PERIOD           RESERVE   EXPERIENCE   OF 10%      OF 15%      OF 20%     OF 25%      OF 30%     OF 35%
-------------           -------   ----------   ------      ------      ------     ------      ------     ------
                                                         (DOLLARS IN THOUSANDS)

Fiscal 1994             $    0         0%      $  0        $  0        $  0       $    0       $  0      $    0
1995, Quarter 1             19         0%         0           0           0            0          0           0
1995, Quarter 2             59         0%         0           0           0            0          0           0
1995, Quarter 3            143         0%         0           0           0            0          0           0
1995, Quarter 4            490         9%        15          22          29           37        103         435
1996, Quarter 1            821        10%        39          58          78          227        655       1,280
1996, Quarter 2          1,298        16%        68         102         147          715      1,449       2,215
1996, Quarter 3          1,814        22%       102         154         205          703      1,254       2,196
1996, Quarter 4          2,180        26%        99         148         679        1,374      2,147       3,122

The mortgage securities rated below BBB owned by the Company had a historical amortized cost basis on the Company's books $15.2 million below the principal value of such mortgage interests as of December 31, 1996. While this $15.2 million is not a credit reserve per se, the discount basis of these assets should serve to offset a portion of any actual losses of principal due to credit that may occur in these assets in the future. To the extent such losses are not incurred, this $15.2 million discount will be amortized into the Company's reported income over time as the mortgage principal of these assets pay down. Due to their subordinated status, many of these below BBB-rated assets are not currently receiving significant principal pay downs; unless impacted by poor credit performance, the Company should start to receive a reasonable flow of principal pay downs from these assets in three to ten years and thus may be able to accelerate its amortization of its discount balances into income.

INTEREST RATE AGREEMENTS

The Company's interest rate agreements had a historical amortized cost basis of $6.2 million at December 31, 1996 and $2.5 million at December 31, 1995. There is a risk that the counter-parties to the interest rate agreements will not be able to perform to the terms of these contracts. If this were to happen, the Company's total accounting exposure would be limited to its historical amortized cost basis in these assets, although the true economic opportunity cost to the Company could be higher. Each of the twelve counter-parties to the Company's interest rate agreements had a credit rating of at least "A" as of December 31, 1996. See "Note 3. Interest Rate Agreements" in the Notes to Financial Statements for additional information.

BORROWINGS

At the end of 1996, the Company's debt consisted of collateralized borrowing arrangements of various types (reverse repurchase agreements, notes payable, revolving lines of credit). All such borrowings were short-term. During 1996, the Company borrowed from fourteen different collateralized lenders. The Company's ability to roll over such borrowings when they mature depends on the market value, liquidity and credit quality of its assets, the soundness of the Company's balance sheet as a whole, the state of the collateralized lending market, and other factors. See "Note 5. Short-Term Borrowings" in the Notes to Financial Statements for additional information. The Company has established uncommitted borrowing facilities in this market in amounts in excess of its current requirements.

On average, the Company believes that its average total borrowing capacity has been 94% to 97% of the market value of its mortgage assets. The Company, however, has limited its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

The term-to-maturity of the Company's borrowings have ranged from one day to one year. For some borrowings, the cost of funds adjusts to a market level on a monthly basis during the term of the borrowing, so the term-to-next-rate-adjustment may be shorter than the term-to-maturity. At December 31, 1996, the weighted average term-to-maturity was 98 days and the weighted average term-to-next-rate-adjustment was 55 days; at December 31, 1995, the average term-to-maturity was 74 days and the average term-to-next-rate-adjustment was 26 days. The Company adjusts the maturities and other terms of its borrowings over time based on the interest rate characteristics of its balance sheet, the degree to which interest rate risk has been reduced through the use of interest rate agreements and other factors.

                                    TABLE 23
                                BORROWING SUMMARY

                                     ESTIMATED
                         MARKET      BORROWING                                                        RATE ON
                        VALUE OF     CAPACITY                                             AVERAGE    BORROWINGS
                       PLEDGABLE     AS A % OF    ESTIMATED                  AVERAGE      TERM TO    OUTSTANDING
                        MORTGAGE     PLEDGABLE    BORROWING      TOTAL       TERM TO        RATE         AT
END OF PERIOD            ASSETS       ASSETS       CAPACITY    BORROWINGS    MATURITY    ADJUSTMENT   PERIOD-END
-------------            ------       ------       --------    ----------    --------    ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Fiscal 1994            $117,477        95.6%    $  112,283      $  100,376    112 days      70 days     5.80%
1995, Quarter 1         141,860        94.3%       133,719         121,998     97 days      27 days     6.25%
1995, Quarter 2         175,242        95.4%       167,192         155,881     64 days      28 days     6.23%
1995, Quarter 3         298,785        94.5%       282,442         228,826     38 days      31 days     5.95%
1995, Quarter 4         432,244        94.6%       409,014         370,316     74 days      26 days     6.01%
1996, Quarter 1         565,159        95.2%       537,874         508,721     48 days      19 days     5.62%
1996, Quarter 2       1,007,480        95.9%       965,795         896,214     72 days      72 days     5.70%
1996, Quarter 3       1,375,870        96.2%     1,324,220       1,225,094    102 days      71 days     5.78%
1996, Quarter 4       2,153,427        96.5%     2,077,098       1,953,103     98 days      55 days     5.83%

LIQUIDITY

A financial institution has ample liquidity when it is able, without seriously disrupting its operations, to meet the demands made upon it for cash payments with its cash reserves, operating cash flow, borrowing capacity, proceeds from asset sales, or other sources of cash. Liquidity allows the Company to purchase additional mortgage assets and allows the Company to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity is defined as estimated borrowing capacity (as shown above in Table 23) less total borrowings and is based on the market value of the Company's assets and market conditions in the collateralized lending markets at period-end. Unused borrowing capacity will vary over time as the market value of the Company's mortgage assets and market conditions fluctuate and due to other factors. Potential immediate sources of liquidity totaled $43 million at December 31, 1995 and $129 million at December 31, 1996. The maintenance of liquidity is one of the goals of the Company's risk-adjusted capital policy; under this policy, asset growth is limited in order to preserve unused borrowing capacity for liquidity management purposes.

The Company's balance sheet generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. The Company's operations through December 31, 1996 have been cash flow positive. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's mortgage assets and interest rate agreements could be sold in most circumstances to raise cash (although such sales could cause realized losses). The table below shows the potential immediate sources of liquidity available to the Company.

                                    TABLE 24
                              SOURCES OF LIQUIDITY

                                          POTENTIAL
                                          IMMEDIATE
                                          SOURCES OF
                                          LIQUIDITY                     NET
                             ESTIMATED     (CASH +                     INCOME     ADJUSTMENTS      NET CASH
                               UNUSED    EST. UNUSED    MORTGAGE       BEFORE     TO RECONCILE     PROVIDED
                    CASH     BORROWING    BORROWING     PRINCIPAL    PREFERRED     NET INCOME    BY OPERATING
                   BALANCE    CAPACITY    CAPACITY)    REPAYMENTS    DIVIDENDS    TO NET CASH     ACTIVITIES
                   -------    --------    ---------    ----------    ---------    -----------     ----------
                                                     (DOLLARS IN THOUSANDS)

Fiscal 1994        $ 1,027    $  11,907     $ 12,934      $ 1,244       $  382         $ 501         $ (119)
1995, Quarter 1        953       11,721       12,674        2,673          401          (191)           211
1995, Quarter 2       1,620      11,311       12,931        2,934          450          (870)          (420)
1995, Quarter 3       1,150      53,616       54,766        8,319          994          (393)           601
1995, Quarter 4       4,825      38,698       43,523       24,898        1,310           (68)         1,242
1996, Quarter 1       9,705      29,153       38,858       32,814        1,954           127          2,081
1996, Quarter 2      10,407      69,581       79,988       53,058        2,500           320          2,820
1996, Quarter 3      14,599      99,126      113,725       76,942        3,387         5,553          8,940
1996, Quarter 4      11,068     123,995      135,063       95,610        4,844         1,790          6,634

STOCKHOLDERS' EQUITY

During 1996, the Company's equity base grew from $68 million to $211 million. This growth was the result of the Company's April 1996 common stock offering ($55 million), the August 1996 preferred stock offering ($30 million), the November 1996 common stock offering ($39 million), proceeds from the issuance of common stock upon the exercise of warrants ($19 million), positive mark-to-market adjustments on the Company's assets ($2 million), and common stock sold pursuant to the Company's Dividend Reinvestment Plan ($1 million). A downward adjustment to stockholders' equity of $3 million was made during 1996 because dividend distributions (which are based on taxable income, see "Results of Operations - Taxable Income") have exceeded GAAP income.

Book value, or equity, per share (including common and preferred) increased by 42% from $12.38 to $17.58 during 1996. See Table 25.

For balance sheet purposes through December 31, 1996, the Company has valued all of its mortgage assets and interest rate agreements at their estimated bid-side liquidation market value. As a result, the Company's equity base and book value per share may fluctuate due to market conditions and other factors. The difference between market value and historical amortized cost, or "Net Unrealized Loss on Assets Available for Sale", was $2.7 million, or 0.2% of assets, as of September 30, 1996. The net unrealized loss at December 31, 1995 was $5.5 million, or 1.2% of assets. Net unrealized loss includes both mark-downs on assets taken immediately upon acquisition (as liquidation values are generally estimated to be lower than acquisition prices) and the effect of subsequent market value fluctuations.

                                    TABLE 25
                              STOCKHOLDERS' EQUITY

                          NET        NET                     NET                            HISTORICAL
                      UNREALIZED  UNREALIZED             UNREALIZED  HISTORICAL             AMORTIZED     GAAP
                        LOSSES    LOSSES ON     TOTAL      LOSSES    AMORTIZED     GAAP        COST     REPORTED
                          ON       INTEREST      NET       AS % OF      COST     REPORTED     EQUITY     EQUITY
                       MORTGAGE      RATE    UNREALIZED     TOTAL      EQUITY     EQUITY       PER         PER
END OF PERIOD           ASSETS    AGREEMENTS   LOSSES      ASSETS       BASE       BASE       SHARE       SHARE
-------------           ------    ----------   ------      ------       ----       ----       -----       -----
                                                         (DOLLARS IN THOUSANDS)
Fiscal 1994             $ (2,657)     $ 101   $ (2,556)    (2.1%)      $ 22,837    $ 20,280    $ 12.18     $ 10.82
1995, Quarter 1               86       (635)      (549)    (0.4%)        22,901      22,352      12.22       11.93
1995, Quarter 2              886     (1,200)      (314)    (0.2%)        22,847      22,533      12.19       12.02
1995, Quarter 3               34     (1,585)    (1,551)    (0.5%)        74,024      72,473      13.42       13.14
1995, Quarter 4           (3,502)    (1,974)    (5,476)    (1.2%)        73,766      68,290      13.37       12.38
1996, Quarter 1           (3,763)    (1,302)    (5,065)    (0.9%)        73,211      68,146      13.26       12.34
1996, Quarter 2           (3,068)    (1,485)    (4,553)    (0.4%)       128,847     124,295      15.12       14.59
1996, Quarter 3              353     (2,413)    (2,060)    (0.1%)       165,578     163,517      16.43       16.23
1996, Quarter 4              139     (3,599)    (3,460)    (0.2%)       214,465     211,005      17.87       17.58

CAPITAL ADEQUACY/RISK-ADJUSTED CAPITAL POLICY

The Company's target equity-to-assets ratio at December 31, 1996 was 10.0%, a decrease from the 12.6% target level at December 31, 1995. The Company's target equity-to-assets ratio also varies over time as a function of the Company's liquidity position, the level of unused borrowing capacity, the level of interest rates as compared to the periodic and life caps in the Company's assets, and the over-collateralization levels required by the Company's lenders. The Company has sought to maintain an equity-to-assets ratio of 7% to 10% for assets which have low credit risk, relatively low interest rate risk, good liquidity, and low lender over-collateralization requirements. For less liquid assets with credit risk, the Company has sought to maintain an equity-to-assets ratio of 40% to 100%. The Company's per-asset capital requirements have not changed significantly since the founding of the Company; the decline in target equity-to-assets ratio during 1996 was a function of a change in asset mix. These target levels of equity capitalization are higher than that of many banks, savings and loans, Federal government mortgage agencies, insurance companies, and REITs that act as mortgage portfolio lenders.

The target equity-to-assets ratio is determined through a Board-level process determined by the Company's Risk-Adjusted Capital Policy. Since these factors on which the guidelines are based do fluctuate, the Company expects that at times its actual capital levels will fall below its capital guidelines from time to time. When this occurs, management will cease the acquisition of new mortgage assets and will make plans to bring the Company's capital levels back into compliance with its guidelines over time.

In certain limited circumstances and in limited amounts, the Company may, prior to a planned equity offering, acquire or commit to acquire assets in excess of the levels proscribed by its Risk-Adjusted Capital levels. For example, the Company ended 1996 with assets of $68 million in excess of what could have been supported by its capital base in the absence of this special provision. The Company's capital ratios were brought back within its standard Risk-Adjusted Capital guidelines through the Company's January 1997 secondary common stock offering.

The Company attempts to hold what it believes to be a reasonable amount of capital given the risks in its balance sheet; target capital levels could rise or fall over time. If the Company could continue to move towards a lower- risk balance sheet (through acquiring higher-quality more-liquid mortgage assets, acquiring mortgages with no periodic caps, replacing short-term debt with long-term debt, or other such means), the Company would seek to lower its target equity-to-assets ratio in what it believes to be an appropriate manner.

In general, the Company has been operating on average with significantly fewer assets than would have been allowed under its Risk-Adjusted Capital system. The average equity-to-assets ratio has exceeded the target equity-to-assets ratio; the Company's balance sheet capacity has been under-utilized. Average balance sheet capacity utilization was 68% in 1995, with an average equity-to-assets ratio of 19.2% as compared to an average target equity-to-assets ratio of 13.1%. Average balance sheet capacity utilization was 83% in 1996, with an average balance sheet capacity utilization of 12.8% as compared to an average target equity-to-assets ratio of 10.6%. The Company's rate of asset growth makes it difficult for the Company to achieve optimum capital efficiency. The Company generally raises equity capital before the acquisitions of related mortgage assets settle on its balance sheet. The Company hopes to increase its capital efficiency in the future through use of its equity shelf registration and through committing to acquire some assets in advance of planned equity offerings as described above.

The table below shows the Company's actual and target equity-to-assets ratios and the Company's actual asset size as compared to its full potential asset size given its equity capital base and the guidelines of the Company's RAC Policy.

                                    TABLE 26
                    EXCESS CAPITAL AND ASSET GROWTH POTENTIAL

                                               ACTUAL                   POTENTIAL                   ASSET
                                               END OF                     ASSET                     GROWTH
                                  TARGET       PERIOD                      SIZE                   POTENTIAL
                                  EQUITY       EQUITY                      WITH                      WITH
                                    TO           TO                        SAME        ACTUAL        SAME
                     EQUITY       ASSETS       ASSETS       EXCESS        ASSET        ASSET        ASSET
END OF PERIOD       CAPITAL       RATIO        RATIO        CAPITAL        MIX          SIZE         MIX
-------------       -------       -----        -----        -------        ---          ----         ---
                                                    (DOLLARS IN THOUSANDS)
Fiscal 1994         $ 20,280      10.84%       16.69%       $ 6,716     $   187,048   $ 121,528     $65,520
1995, Quarter 1        22,352     12.41%       15.37%          3,970        180,173     145,440      34,733
1995, Quarter 2        22,533     12.95%       12.57%         (1,069)       173,989     179,321      (5,332)
1995, Quarter 3        72,473     13.08%       23.89%         32,155        554,183     303,394     250,789
1995, Quarter 4        68,290     12.59%       15.47%         12,028        542,431     441,557     100,874
1996, Quarter 1        68,146     11.72%       11.72%             26        581,540     581,313         227
1996, Quarter 2       124,295     10.77%       12.09%         13,566      1,154,303   1,028,330     125,973
1996, Quarter 3       163,517     10.32%       11.65%         18,664      1,584,315   1,403,478     180,837
1996, Quarter 4       211,005      9.97%        9.66%         (6,798)     2,116,028   2,184,197     (68,169)

CLASS B PREFERRED STOCK

In August 1996 the Company issued 1,006,250 shares of Class B Preferred Stock. As of December 31, 1996, these shares traded on NASDAQ under the symbol RWTIP. The liquidation preference of each share of Class B Preferred is $31.00. Preferred holders receive a quarterly dividend equal to the greater of $0.755 or the common stock dividend. Each share of Class B Preferred is convertible at any time at the option of the holder thereof into one share of common stock (subject to possible future adjustment in certain circumstances); the Company has the right to force this conversion on or after October 1, 1999 providing that the market price of the common stock for a period of time prior to such redemption exceeds the conversion price (initially equal to the issue price of $31.00). The Company also has the right to call the Preferred for $31.00 per share in cash starting October 1, 1999. See "Note 7. Class B 9.74% Cumulative Convertible Preferred Stock" in the Notes to Financial Statements for additional information.

WARRANTS

At December 31, 1996, the Company had 412,894 warrants outstanding; at December 31, 1995 the Company had 1,665,063 warrants outstanding. In 1996, over 1.2 million warrants were exercised generating additional equity proceeds to the Company of $18.8 million. As of December 31, 1996, the remaining warrants traded on NASDAQ under the symbol RWTIW. Each warrant gives the holder the right until December 31, 1997 to buy 1.000667 shares of common stock at a price per share of $15.00. See "Note 8. Stock Purchase Warrants" in the Notes to Financial Statements for additional information. If the Company's common stock continues to trade at a price above $15.00 per share, the remaining warrants are likely to be exercised sometime on or prior to December 31, 1997. If all these warrants are exercised, the Company will receive additional new equity capital of approximately $6.2 million.

ASSET/LIABILITY MANAGEMENT AND EFFECT OF CHANGES IN INTEREST RATES

Management continually reviews the Company's asset/liability strategy with respect to interest rate risk, mortgage principal repayment risk, credit risk and the related issues of capital adequacy and liquidity. The Company seeks attractive risk-adjusted shareholder returns while seeking to maintain a strong balance sheet and long-term pattern of net income which grows over time relative to its competitors in the banking and savings and loan industries.

Changes in interest rates, mortgage principal repayment rates, and other factors are likely, however, to cause short-term volatility in the Company's reported EPS results; the Company generally does not seek to hedge away or otherwise significantly reduce this potential short-term earnings volatility.

The Company has sought to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate liabilities and by hedging through the use of interest rate agreements to mitigate the potential impact on net income of periodic and lifetime caps (coupon adjustment restrictions) in the assets. Should the Company acquire other types of mortgages (including fixed rate mortgages) in the future, the Company anticipates it will seek to reduce interest rate risks through funding with appropriately matched debt, through hedging, or other means. In general, the Company does not seek to anticipate future changes in interest rates. The Company seeks to prepare itself for a variety of possible future interest rate environments.

A primary goal of the Company's asset/liability strategy is to preserve liquidity by managing the net market value of the Company's balance sheet as shown in the stockholders' equity account. Through December 31, 1996, all of the Company's borrowings were secured by the market value of its mortgage assets. In seeking to preserve liquidity and the Company's ability roll over short-term borrowings, the Company allocates what it believes to be a sufficient amount of capital to each mortgage asset and the Company has undertaken a hedging program utilizing interest rate agreements. In the event of an increase in short-term and/or long-term interest rates, the market value of the Company's mortgage assets would likely fall, particularly in the short-term. The Company anticipates that, in such an event, the market value of its interest rate agreements would likely rise and partially offset decreases in mortgage values. Management believes that the combined effect of the Company's equity allocations and its hedging program are likely to preserve liquidity for the Company in most interest rate environments. See "Asset/Liability Management and Effect of Changes in Interest Rates -- Equity Duration" below. The market value of the Company's mortgage assets can also fluctuate as a function of changes in supply and demand, market volatility, and other factors which may be difficult or impossible to hedge.

Changes in interest rates also may have an effect on the rate of mortgage principal repayment; the Company has sought in the past to mitigate the economic effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. Such balancing was not possible in 1996, however, as virtually all mortgage assets which were available for acquisition from the secondary mortgage market and which were otherwise attractive to the Company were priced at a premium. As a result, the Company has significantly increased its net unamortized premium balance relative to the size of its balance sheet. Potential short-term earnings volatility with respect to changes in mortgage principal repayment rates has increased as a result. At December 31, 1996, the Company estimates that its quarterly EPS in the short-term would be decreased by approximately $0.01 for each one percentage point increase in the Company's rate of mortgage principal repayment, all other factors being equal; EPS would increase in a similar manner should principal repayment rates slow.

Although the net effects on earnings of changes in interest rates, mortgage prepayment rates, and other factors cannot be determined in advance, management believes, given the balance sheet as of December 31, 1996, that some of the following effects may occur in an environment of rising short-interest rates:
(i) earnings on that
portion of the balance sheet funded with equity may rise over time as the coupons on adjustable rate mortgages adjust upwards, (ii) earnings on that portion of the balance sheet funded with borrowings (spread lending) may be initially reduced as borrowing costs rise more quickly than the coupons on adjustable rate mortgages, although most or all of the spread might be restored over time as the mortgage coupons fully adjust to the rate change, (iii) earnings may benefit from net hedge income or reduced net hedge expense from interest rate agreements, (iv) premium amortization expenses may be reduced if the rate of mortgage principal repayment diminishes. All other factors being equal, the net effect of an increase in short-term interest rates may be an initial drop in earnings followed by increased earnings after a lag period. The length of any such lag period would likely be determined by the speed and extent of the change in interest rates. Management believes that most of these effects would likely be reversed in an environment of falling short-term interest rates. All other factors being equal, therefore, the net effect of falling short-term interest rates, given the balance sheet as of December 31, 1996, could be an initial increase in earnings followed by decreased earnings after a lag period.

The Company's change in its mix of assets throughout 1996 increased the Company's basis risk between LIBOR interest rates and U.S. Treasury bill interest rates. The majority of the Company's assets at year-end had coupons which changed as a function of U.S. Treasury bill rates while all the Company's borrowings had a cost of funds which tends to change in conjunction with changes in LIBOR rates. The Company believes its interest rate agreements mitigate to some degree the extent to which a reduced spread for the Company would result from LIBOR rates rising relative to U.S. Treasury interest rates. See "Note 3. Interest Rate Agreements" in the Notes to Financial Statements for additional information.

Should the Company continue its funding strategy in effect at December 31, 1996, the Company's short-term earnings will also fluctuate to some extent with changes in the relationship between six and twelve month interest rates (off of which the coupons on Company's mortgage assets adjust) and one to six month interest rates (on which the Company's cost of funds is based). All other factors being equal, a flatter yield curve in the short end of the yield curve (when six and twelve month rates are low relative to one to six month rates) may have a negative effect on the Company's spread earnings.

In general, the Company's goal is to stabilize spread lending income over longer periods of time and allow income from equity-funded lending to rise as short-term interest rates rise and fall as short-term interest rates fall. If the Company were to achieve this goal, the Company's return on average equity, earnings and dividends would, over longer periods of time, rise as short-term interest rates rise, fall as short-term interest rates fall, and thus maintain a constant or widening spread to the level of short-term interest rates over time.

Should long-term interest rates rise while short-term interest rates remain stable, management expects, based on the Company's balance sheet as of December 31, 1996, that mortgage principal repayment rates may slow (thus benefiting earnings) but the market value of the Company's assets, net of hedges, would likely fall (thus potentially reducing the amount of assets the Company could carry on its balance sheet). Other effects may occur in such a circumstance as well.

INTEREST RATE SENSITIVITY GAP BEFORE HEDGING

The table below shows the Company's cumulative interest rate sensitivity gap, or maturity gap, for periods of one month to five years as a percentage of total assets. The interest rate sensitivity gap is a tool used by financial institutions such as banks and savings and loans to analyze the possible effects of interest rate changes on net income over time. The gap measures the amount of assets that mature or have a coupon adjustment in a particular period as compared to the amount of liabilities similarly adjusting during that time. A negative gap implies that rising interest rates will lead to lower earnings, while a positive gap implies that rising interest rates will lead to higher earnings. Lower interest rates would have the opposite effect. In each case, these effects are limited to the particular time period for which the gap is calculated.

As applied to the Company, this gap analysis ignores the effect of the Company's hedging activities (interest rate agreements), the effect of the periodic and lifetime caps in the Company's assets, the effects of "lookbacks" whereby coupons on Company assets are set based on interest rates one to three months prior, the effect of changes in mortgage principal repayment rates and other factors. Nevertheless, the gap analysis can provide some useful information on the Company's interest rate risk profile.

The Company's three-month cumulative gap as a percentage of total assets was negative 28% at December 31, 1996. This suggests that the initial impact on the Company's earnings of rising interest rates would be negative. Falling interest rates would have the opposite effect. The Company had a cumulative twelve-month gap of positive 10% at December 31, 1996. This implies that the impact on net interest income of increasing interest rates may be positive after several quarters even though the initial impact could have been negative. Falling interest rates would likely have the opposite effect.

Although the Company's balance sheet does have these characteristics, since a variety of factors (such as interest rate agreements) have not been taken into account in the gap analysis, it is not possible to assess, solely on this basis, what the actual impact of such interest rate changes on the Company's net income would be, especially over shorter time periods.

The Company has a positive interest rate sensitivity gap for periods of one year or longer even though virtually all assets and liabilities adjust within one year because the Company has more earning assets than interest-bearing liabilities (a portion of the Company's earning assets are funded with equity).

                                    TABLE 27
        INTEREST RATE SENSITIVITY GAP EXCLUDING INTEREST RATE AGREEMENTS

                       CUMULATIVE    CUMULATIVE    CUMULATIVE    CUMULATIVE    CUMULATIVE    CUMULATIVE
                         3-MONTH       6-MONTH       9-MONTH      ONE YEAR     THREE YEAR     FIVE YEAR
                           GAP           GAP           GAP           GAP           GAP           GAP
                        AS A % OF     AS A % OF     AS A % OF     AS A % OF     AS A % OF     AS A % OF
                          TOTAL         TOTAL         TOTAL         TOTAL         TOTAL         TOTAL
END OF PERIOD            ASSETS        ASSETS        ASSETS        ASSETS        ASSETS        ASSETS
-------------            ------        ------        ------        ------        ------        ------

Fiscal 1994                 5%           15%           15%           15%           15%           15%
1995, Quarter 1           (27%)          14%           14%           14%           14%           14%
1995, Quarter 2           (33%)          11%           12%           12%           12%           12%
1995, Quarter 3           (19%)          18%           20%           23%           23%           23%
1995, Quarter 4           (26%)            9%          12%           15%           15%           15%
1996, Quarter 1           (34%)            4%           8%           11%           11%           11%
1996, Quarter 2            (3%)          (2%)           5%           12%           12%           12%
1996, Quarter 3            (9%)          (4%)           3%           12%           12%           12%
1996, Quarter 4           (28%)          (12%)         (1%)          10%           10%           10%

INTEREST RATE AGREEMENTS

The Company's interest rate agreements materially alter the interest rate risk profile suggested by the interest rate sensitivity gap analysis. See "Results of Operations -- Cost of Borrowed Funds and Hedging and the Interest Rate Spread" above and "Note 3. Interest Rate Agreements" of the Notes to Financial Statements for further detail and information.

The interest rate agreements are designed to produce income for the Company as short-term interest rates rise to partially or fully offset possible losses of net interest income from the spread lending portion of the Company's balance sheet. These agreements can be thought of as serving to limit potential increases in the costs of the Company's borrowings or, alternatively, as serving to remove some of the periodic and lifetime caps imbedded in the Company's assets. These agreements also serve to remove some of the short-term risk arising from funding assets that have fixed coupon adjustments for six to twelve months with liabilities that are fixed, on average as of December 31, 1996, for a three month shorter period of time. In addition, the interest rate agreements are designed to appreciate in market value in most circumstances in which short-term and/or long-term interest rates rise sharply, thereby partially offsetting likely concurrent declines in the market value of the Company's mortgage assets.

INTEREST RATE FUTURES AND OPTIONS

The Company has used interest rate futures and may use listed options on interest rate futures as part of its on-going interest rate risk management process. These instruments are in some ways similar to the interest rate agreements; the Company uses them in a similar manner and for hedging purposes only. The Company currently limits the aggregate amount of funds that the Company will deposit as original margin on futures plus premiums on listed options to less than 1% of the Company's total assets, after taking into account unrealized gains and unrealized losses on any such contracts. The Company currently limits its use of futures and listed options so that its profits from such instruments will be limited to 5% or less of the Company's gross taxable income on an annual basis. The Company had no positions in futures or options on futures at December 31, 1995 or December 31, 1996.

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

INFLATION

Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with Generally Accepted Accounting Principals and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

SEASONAL EFFECTS

There are three factors that management has identified which may have seasonal effects on the Company's earnings. First, management believes that in many years there may be more mortgage assets for sale by motivated sellers in the fourth quarter of the year than at any other time. If this is true, in many years the Company could grow at a faster rate in the fourth quarter than at other times of the year. Secondly, mortgage principal repayment rates have a seasonal pattern of slowing in the winter and accelerating in the summer. Since the Company's premium amortization expenses are based on the Company's actual monthly principal repayment experience, overall earnings may be higher, all other things being equal, in the winter months. Finally, there is a mismatch in the day-count method that is used each month to determine the Company's interest income from mortgages and its interest expense from collateralized borrowings. As a result, given the characteristics of the Company's balance sheet as of December 31, 1996 and assuming all other factors are equal, net interest income should tend to be higher in quarters, such as the first and second quarters of the year, that have fewer days.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon, are set forth on pages F-3 through F-19 of this Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings "Election of Directors" and "Management of the Company."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1)      Financial Statements

         (2)      Schedules to Financial Statements:
                  All financial statements schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

         (3)      Exhibits:

         Exhibit
         Number                             Exhibit

         3.1      Articles of Amendment and Restatement of the Registrant (a)
         3.2      Articles Supplementary of the Registrant (a)
         3.3      Amended and Restated Bylaws of the Registrant (b)
         3.3.1    Amended and Restated Bylaws, amended December 13, 1996 (g)
         3.4      Articles Supplementary of the Registrant, dates August 14,
                  1995 (d)
         3.4.1 Articles Supplementary of the Registrant relating to the Class B 9.74% Cumulative Convertible Preferred Stock, filed August 9, 1996 (the "Preferred Stock") (f)
         4.2      Specimen Common Stock Certificate (a)
         4.3 Specimen Class B 9.74% Cumulative Convertible Preferred Stock Certificate (f)
         10.1 Purchase Terms Agreement, dated August 18, 1994, between the Registrant and Montgomery Securities (a)
         10.2 Registration Rights Agreement, dated August 19, 1994, between the Registrant and Montgomery Securities (a)
         10.3 Warrant Agreement, dated August 19, 1994, between the Registrant and the Holders of the Warrants Acting Through the Registrant as the Initial Warrant Agent (a)
         10.4 Founders Rights Agreement, dated August 19, 1994, between the Registrant and the original holders of Common Stock of the Registrant (a)
         10.5 Form of Reverse Repurchase Agreement for use with Agency Certificates, Privately- Issued Certificates and privately-issued CMOs (a)
         10.5.1 Form of Reverse Repurchase Agreement for use with Whole Loan Mortgages (d)
         10.6.1 Amended and Restated Loan and Security Agreement, dated as of May 26, 1995, between the Registrant and Paine Webber Real Estate Securities, Inc. (d)
         10.7 Pledge and Security Agreement, dated as of March 29, 1995, between the Registrant and Greenwich Capital Financial Products, Inc. (a)
         10.8     Forms of Interest Rate Cap Agreements (a)
         10.9 Custody Agreement, dated August 22, 1994, between the Registrant and Mellon Bank N.A. (b)
         10.9.2 Clearance Agreement, dated December 1, 1996, between the Registrant and Bankers Trust Company (d)
         10.10 Employment Agreement, dated August 19, 1994, between the Registrant and George E. Bull (a)
         10.11 Employment Agreement, dated August 19, 1994, between the Registrant and Douglas B. Hansen (a)
         10.12 Employment Agreement, dated August 19, 1994, between the Registrant and Frederick H. Borden (a)
         10.13 Employment Agreement, dated August 19, 1994, between the Registrant and Vickie L. Rath (a)
         10.14    1994 Amended and Restated Executive and Non-Employee Director
                  Stock

                  Option Plan (c)
         10.14.1  1994 Amended and Restated Executive and Non-Employee Director
                  Stock Option Plan, amended March 6, 1996 (d)
         10.14.2  Amended and Restated 1994 Executive and Non-Employee Director
                  Stock Option Plan, amended December 13, 1996 (h)
         10.27    Administrative Services Agreement, dated August 19, 1994,
                  between the Registrant and GB Capital (a)
         10.28    Form of Warrant Agent Agreement between the Registrant and
                  Chemical Mellon Shareholder Services, LLC, dated as of July
                  18, 1995 (a)
         10.29    Form of Dividend Reinvestment Plan (b)
         10.29.1  Form of Dividend Reinvestment and Stock Purchase Plan (g)
         10.30    Office Building Lease (d)
         10.30.1  Amendment to Office Building Lease
         11.1     Statement re Computation of Per Share Earnings
         27       Financial Data Schedule

         -----------------------------
         (a) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-92272) filed by the Registrant with the Securities and Exchange Commission on May 19, 1995.

         (b) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-97946) filed by the Registrant with the Securities and Exchange Commission on October 10, 1995.

         (c) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-94160) filed by the Registrant with the Securities and Exchange Commission on June 30, 1995.

         (d) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-02962) filed by the Registrant with the Securities and Exchange Commission on March 26, 1996.

         (e) Incorporated by reference to the Risk Factors section of the Prospectus included in the Registration Statement on Form S-11 (333-02962) filed by the Registrant with the Securities and Exchange Commission on March 26, 1996.

         (f) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-08363) filed by the Registrant on July 18, 1996.

         (g) Incorporated by reference to the Registration Statement on Form S-3 (333-18061) filed by the Registrant on January 2, 1997.

         (h) Incorporated by reference to the correspondingly numbered exhibit to Form 8-K (000-26436) filed by the Registrant with the Securities and Exchange Commission on January 7, 1997.

(b)      Reports on Form 8-K:

                  Form 8-K, filed January 7, 1997, related to the filing of the Amended and Restated Bylaws of the Registrant, dated December 13, 1996, and the Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, dated December 13, 1996.

                                    GLOSSARY


As used in this document, the capitalized and other terms listed below have the meanings indicated.

"Agency" means GNMA, FNMA or FHLMC.

"Agency Certificates" means GNMA ARM Certificates, FNMA ARM Certificates and FHLMC ARM Certificates.

"amortized cost" means, with respect to Mortgage Assets, the purchase price as adjusted for subsequent amortization of discount or premium and for principal repayments.

"ARM" means a Mortgage Loan or any mortgage loan underlying a Mortgage Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic interest rate and/or payment caps and a lifetime interest rate cap.

"Asset Acquisition/Capital Allocation Policies" means the policies established by the Board of Directors, including a majority of the Independent Directors, establishing the guidelines for management in the type and quantity of Mortgage Assets that may be purchased by the Company, which policies include, without limitation, the asset acquisition policies, the credit risk management policies and the capital and leverage policies.

"Board of Directors" means the Board of Directors of the Company.

"Capital Stock" means the Common Stock, Preferred Stock, and any additional classes of capital stock authorized by the Board of Directors in the future.

"carrying value" means the value placed on an asset or liability for balance sheet presentation purposes. With respect to Mortgage Assets and Interest Rate Cap Agreements, the carrying value equals management's estimate of the bid-side market value of the asset. Management generally bases its estimate on the lowest of third-party bid-side indications of market value obtained on a regular basis from firms making a market in or lending against such assets. With respect to all other balance sheet items, carrying value equals amortized cost.

"CD Rate" means the weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board in its Statistical Release H.15(519), Selected Interest Rates.

"CMOs" or "Collateral Mortgage Obligations" means adjustable- or fixed-rate debt obligations (bonds) that are collateralized by Mortgage Loans or mortgage certificates. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government sponsored entities or private issuers in one or more classes with fixed or adjustable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers.

"Code" means the Internal Revenue Code of 1986, as amended.

"Commercial CMOs" means CMOs collateralized by Commercial Mortgage Loans.

"Commercial Mortgage Assets" means Commercial Mortgage Loans and Commercial Mortgage Securities.

"Commercial Mortgage Loans" means Mortgage Loans secured by commercial property.

"Commercial Mortgage Securities" means Mortgage Securities representing and interest in, or secured by, Commercial Mortgage Loans.

"Commercial Privately-Issued Certificates" means Pass-Through Certificates representing an interest in Commercial Mortgage Loans.

"Commitments" means commitments issued by the Company which will obligate the Company to purchase Mortgage Assets from the holders of the commitment for a specified period of time, in a specified aggregate principal amount and at a specified price.

"Commodity Exchange Act" means the Commodity Exchange Act, as amended (7 U.S.C. ** 1 et seq.)

"Common Stock" means the Company's shares of Common Stock, $0.01 par value per share.

"Company" means Redwood Trust, Inc., a Maryland corporation.

"Compensation Committee" means the committee of the Board of Directors appointed to review compensation issues and, among other things, administer the Stock Option Plan.

"Conforming Mortgage Loan" means Single-Family Mortgage Loans that either comply with requirements for inclusion in credit support programs sponsored by FHLMC or FNMA or are FHA or VA Loans.

"coupon rate" means, with respect to Mortgage Assets, the annualized cash interest income actually received from the asset, expressed as a percentage of the face value of the asset.

"Dollar-Roll Agreement" means an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date.

"DERs" means dividend equivalent rights under the Company's Stock Option Plan.

"DRP" means the dividend reinvestment plan adopted by the Company.

"11th District Cost of Funds Index" means the index made available monthly by the Federal Home Loan Bank Board of the cost of funds of members of the Federal Home Loan Bank 11th District.

"ERISA" means the Employee Retirement Income Security Act of 1974.

"ERISA Plan" means a pension, profit-sharing, retirement or other employee benefit plan or account which is subject to ERISA.

"Excess Securities" means shares of Capital Stock or Warrants representing ownership, directly or constructively, in excess of 9.8%, in number of shares or value, of any class of shares of the outstanding Capital Stock (except as otherwise waived by the Board of Directors).

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Exercise Price" means the price payable to the Company to exercise a Warrant ($15.00) multiplied by the number of Warrants being exercised.

"face value" means, with respect to Mortgage Assets, the outstanding principal balance of Mortgage Loans or Mortgage Securities comprising the Mortgage Assets. In the absence of credit losses, the face value equals the sum of the principal repayments that will be received by the Company over the life of the Mortgage Asset.

"Federal Reserve Board" means the Board of Governors of the Federal Reserve System.

"FHA" means the United States Federal Housing Administration.

"FHA Loans" means Mortgage Loans insured by the FHA.

"FHLMC" means the Federal Home Loan Mortgage Corporation.

"FHLMC ARM Certificates" means adjustable-rate mortgage participation certificates issued by FHLMC, either in certificate or book-entry form.

"FNMA" means the Federal National Mortgage Association.

"FNMA ARM Certificates" means adjustable-rate mortgage participation certificates issued by FNMA, either in certificate or book-entry form.

"fully-indexed rate" means, with respect to ARMs, the rate that would be paid by the borrower ("gross") or received by the Company as owner of the Mortgage Asset ("net") if the coupon rate on the ARM were able to adjust immediately to a market rate without being subject to adjustment periods, periodic caps, or life caps. It is equal to the current yield of the ARM index plus the gross or net margin.

"GB Capital" means George E. Bull, III Capital Management, Inc.

"GNMA" means the Government National Mortgage Association.

"GNMA ARM Certificates" means fully modified pass-through adjustable-rate mortgage-backed certificates guaranteed by GNMA and issued either in certificate or book-entry form.

"gross margin" means, with respect to ARMs, the coupon rate to be paid by the borrower. The term "gross" is used to differentiate payments made by the borrower with the lower "net" payments actually received by the Company after the acquisition of a Mortgage Asset. The difference between the gross margin and the net margin reflects loan servicing fees and other pre-determined contractual deductions. The fully-indexed gross coupon rate equals the current yield on the ARM index (six month LIBOR, one year Treasury, etc.) plus the gross margin. The actual coupon rate paid by the borrower may be lower than the fully-indexed gross rate at the initiation of the loan if originated at a "teaser rate" or during periods of rising interest rates due to the limitations of the ARM adjustment schedule and the periodic and life caps. If so, the coupon rate paid by the borrower would move towards the fully-indexed gross rate over time.

"haircut" means the over-collateralization amount required by a lender in connection with a collateralized borrowing.

"HUD" means the Department of Housing and Urban Development.

"Independent Director" means a director of the Company who is not an officer or employee of the Company and who is not affiliated with GB Capital.

"interest-only strip" or "IO" means a type of mortgage security which receives a portion of the interest payments from an underlying pool of mortgage loans but will receive little or no principal payments and hence will have little or no face value. The market value and yield of an IO are unusually sensitive to the prepayment rates experienced on and anticipated for the underlying pool of mortgage loans. The market values and yields of IOs may increase as interest rates increase and, in certain conditions, IOs may act in a counter-cyclical manner as compared to other Mortgage Assets.

"interest rate adjustment indices" means, in the case of Mortgage Assets, any of the objective indices based on the market interest rates of a specified debt instrument (such as United States Treasury Bills in the case of the Treasury Index and United States dollar deposits in London in the case of LIBOR) or based on the average interest rate of a combination of debt instruments (such as the 11th District Cost of Funds Index), used as a reference base to reset the interest rate for each adjustment period on the Mortgage Asset, and in the case of borrowings, is used herein to mean the market interest rates of a specified debt instrument (such as reverse repurchase agreements for Mortgage Securities) as well as any of the objective indices described above that are used as a reference base to reset the interest rate for each adjustment period under the related borrowing instrument.

"interest rate adjustment period" means, in the case of Mortgage Assets, the period of time set forth in the debt instrument that determines when the interest rate is adjusted and, with respect to borrowings, is used to mean the term to maturity of a short-term, fixed-rate debt instrument (such as a 30-day reverse repurchase agreement) as well as the period of time set forth in a long-term, adjustable-rate debt instrument that determines when the interest rate is adjusted.

"Investment Company Act" means the Investment Company Act of 1940, as amended.

 "ISOs" means qualified incentive stock options granted under the Stock Option Plan which meet the requirements of Section 422 of the Code.

"LIBOR" means London Inter-Bank Offered Rate as it may be defined, and for a period of time specified, in a Mortgage Asset or borrowing of the Company.

"lifetime interest rate cap" or "life cap" means, with respect to adjustable rate Mortgage Assets, in the case of a Mortgage Loan that is an ARM, the maximum coupon rate that may accrue during any period over the term of such Mortgage Loan as stated in the governing instruments evidencing such Mortgage Loan, and in the case of a Mortgage Security evidencing ARMs, the maximum average coupon rate that may accrue during any period over the term of such Mortgage security as stated in the governing instruments thereof.

"liquidity capital cushion" is a term defined in the Company's Risk-Adjusted Capital Policy. It represents a portion of the capital the Company is required to maintain as part of this policy in order to continue to make asset acquisitions. The liquidity capital cushion is that part of the required base which is in excess of the Company's haircut requirements.

"Mezzanine Securities" means Mortgage Securities rated below the two highest levels but no lower than a single "B" level under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of Subordinated Securities which bear Realized Losses prior to the classes of Mezzanine Securities.

"Mortgage Assets" means (i) Single-Family Mortgage Assets, (ii) Multifamily Mortgage Assets, and (iii) Commercial Mortgage Assets.

"Mortgage Loans" means Single-Family Mortgage Loans, Multifamily Mortgage Loans and Commercial Mortgage Loans.

"Mortgage Note" means a promissory note evidencing a Mortgage Loan.

"Mortgage Securities" means (i) Pass-Through Certificates and (iii) CMOs.

"Mortgaged Property" means a one- to four-unit residential property which may be a detached home, townhouse, condominium or other dwelling unit, or multifamily or commercial property, securing a Mortgage Note.

"Multifamily CMOs" means CMOs backed by Multifamily Mortgage Loans.

"Multifamily Mortgage Assets" means Multifamily Mortgage Loans and Multifamily Mortgage Securities.

"Multifamily Mortgage Loans" means Mortgage Loans secured by multifamily (in excess of four units) residential property.

"Multifamily Mortgage Securities" means Mortgage Securities representing an interest in, or secured by, Multifamily Mortgage Loans.

"Multifamily Privately-Issued Certificates" means Pass-through Certificates evidencing ownership in a pool of Multifamily Mortgage Loans issued by private institutions.

"Net Income" is the income of the Company as calculated using Generally Accepted Accounting Principles (GAAP); Net Income may differ from taxable income.

"net margin" is part of the calculation of the coupon rate to be received by the Company as owner of an ARM. The term "net" is used to differentiate payments actually received by the Company from a Mortgage Asset from the higher "gross" payment made by the borrower. The difference between the gross margin and the net margin reflects loan servicing fees and other pre-determined contractual deductions. The fully-indexed net rate equals the current yield on the ARM index (six month LIBOR, one year Treasury, etc.) plus the net margin. The actual coupon rate received by the Company may be lower than the fully-indexed net rate at the initiation of the loan if originated at a "teaser rate" or during periods of rising interest rates due to the limitations of the ARM adjustment schedule and the periodic and life caps. If so, the coupon rate received by the Company would move towards the fully-indexed net coupon rate over time.

"Nonconforming Mortgage Loans" means conventional Single-Family and Multifamily Mortgage Loans that do not conform to one or more requirements of FHLMC or FNMA for participation in one or more of such agencies' mortgage loss credit support programs.

"NQSOs" means options to acquire Company Common Stock granted pursuant to the Stock Option Plan which do not meet the requirements of section 422 of the Code.

"Ownership Limit" means 9.8% of the outstanding shares of Capital Stock, as may be increased or reduced by the Board of Directors of the Company.

"Pass-Through Certificates" means securities (or interests therein) evidencing undivided ownership interests in a pool of Mortgage Loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying Mortgage Loans in accordance with the holders' respective, undivided interests in the pool.

"periodic interest rate cap" or "periodic cap" means, with respect to ARMs, the maximum change in the coupon rate permissible under the terms of the loan at each coupon adjustment date. Periodic caps limit both the speed by which the coupon rate can adjust upwards in a rising interest rate environment and the speed by which the coupon rate can adjust downwards in a falling rate environment.

"Preferred Stock" means the Class B 9.74% Cumulative Convertible Preferred
Stock.

 "Privately-Issued Certificates" means privately-issued ARM Pass-Through Certificates issued by the Company or an affiliate of the company or other third party issuer.

"Qualified Hedges" means bona fide interest rate swap or cap agreements entered into by the Company solely to hedge adjustable-rate indebtedness that the Company incurred to acquire or carry Qualified REIT Real Estate Assets and any futures and options, or other investments (other than Qualified REIT Real Estate Assets) made by the Company to hedge its Mortgage Assets or borrowings that have been determined by a favorable opinion of counsel to generate qualified income for purposes of the 95% Gross Income Test applicable to REITs.

"Qualified REIT Real Estate Assets" means Pass-Through Certificates, Mortgage Loans, Agency Certificates, and other assets of the type described in section 856(c) (6) (B) of the Code.

"Qualified REIT Subsidiary" means a corporation whose stock is entirely owned by the REIT at all times during such corporation's existence.

"Qualifying Interests" means "mortgages and other liens on and interests in real estate," as defined in Section 3(c) (5) (C) under the Investment Company Act.

"rating" means (i) the rating assigned to an asset by one or more of the four nationally-recognized rating agencies as adjusted to the rating scale under the S&P rating system, (ii) in the case of assets rated differently by such rating agencies, the rating deemed by management to most appropriately reflect such asset's credit quality or (iii) for unrated assets, the Company's deemed comparable rating.

"Realized Losses" means losses incurred in respect of Mortgage Assets upon foreclosure sales and other liquidations of underlying mortgaged priorities that result in failure to recover all amounts due on the loans secured thereby.

"REIT" means Real Estate Investment Trust.

"REIT Provision of the Code" means Sections 856 through 860 of the Code.

"REMIC" means Real Estate Mortgage Investment Conduit.

"residuals" means the right to receive the remaining or residual cash flows from a pool of Mortgage Loans or Mortgage Securities after distributing required amounts to the holders of interests in or obligations backed by such loans or securities and after payment of any required pool expenses.

"reverse repurchase agreement" means a borrowing device evidenced by an agreement to sell securities or other assets to a third-party and a simultaneous agreement to repurchase them at a specified future date and price, the price difference constituting the interest on the borrowing.

"Risk-Adjusted Capital Policy" means the policy established by the Company which limits management's ability to acquire additional assets during such times that the actual capital base of the Company is less than a required amount defined in the policy. The required amount is the sum of the haircuts required by the Company's secured lenders (the required haircut) and the additional capital levels called for under the policy which are determined with reference to the various risks inherent in the Company's Mortgage Assets (the liquidity capital cushion).

"RTC" means the Resolution Trust Corporation.

"Rule 144" means Rule 144 promulgated under the Securities Act.

"S&P" means Standard & Poor's Corporation.

"SEC" means the United States Securities and Exchange Commission.

"Securities" means the Preferred Stock, the Common Stock, the Warrants and the Common Stock issuable pursuant to the exercise of Warrants.

"Securities Act" means the Securities Act of 1933, as amended.

"Senior Securities" means a class of Mortgage Security that has a priority right to receive principal and/or interest from the underlying pool of Mortgage Loans.

"Senior-Subordinated Mortgage Securities" means a series of Pass-Through Certificates of CMOs in which one or more classes have a priority right to receive principal and/or interest payments from the underlying pool of Mortgage Loans.

"Servicer" means a servicer or subservicer of the Mortgage Loans pursuant to a servicing agreement with the Company.

"Shelf Registration Statement" means the shelf registration statement filed pursuant to the Registration Rights Agreement.

"Short-Term Investments" means the short-term bank certificates of deposit, short-term United States treasury securities, short-term United States government agency securities, commercial paper, repurchase agreements, short-term CMOs, short-term asset-backed securities and other similar types of short-term investment instruments, all of which will have maturities or average lives of less than one year.

"Single-Family CMOs" means CMOs backed by Single-Family Mortgage Loans.

"Single-Family Mortgage Assets" means Single-Family Mortgage Loans and Single-Family Mortgage Securities.

"Single-Family Mortgage Loans" means Mortgage Loans secured by single-family (one- to four-units) residential property.

"Single-Family Mortgage Securities" means Mortgage Securities representing an interest in, or secured by, Single-Family Mortgage Loans.

"Single-Family Privately-Issued Certificates" means Pass-Through Certificates evidencing ownership in a pool of Single-Family Mortgage Loans issued by private institutions.

"SMMEA" means the Secondary Mortgage Market Enhancement Act of 1984.

"Special Tax Counsel" means the law firm of Giancarlo & Gnazzo.

"Stock Option Plan" means the Amended and Restated 1994 Executive and Non-employee Stock Option Plan adopted by the Company.

"Subordinated Securities" means a class of Mortgage Securities that is subordinated to one or more other classes of Mortgage Securities, all of which classes share the same collateral.

"Tax-Exempt Entity" means a qualified pension, profit-sharing or other employee retirement benefit plan, Keogh plans, bank commingled trust funds for such plans, individual retirement accounts and other similar entities intended to be exempt from Federal income taxation.

"Treasury Department" means the United States Department of Treasury.

"Treasury Index" means the weekly average yield of U.S. Treasury securities, adjusted to a constant maturity of one year, as published by the Board of Governors of the Federal Reserve System.

"UBTI" means "unrelated business taxable income" as defined in Section 512 of the Code.

 "VA" means the United States Department of Veterans Affairs.

"VA Loans" means Mortgage Loans partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             REDWOOD TRUST, INC.

Dated:   March 17, 1997                      By:  /s/ George E. Bull
                                                  ------------------
                                                  George E. Bull
                                                  Chairman and Chief Executive
                                                  Officer


Pursuant to the requirements the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                                Date

 /s/ George E. Bull                         George E. Bull                                           March 17, 1997
 --------------------------                 Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


/s/ Douglas B. Hansen                       Douglas B. Hansen                                        March 17, 1997
                                            Director, President and
---------------------------                 Chief Financial Officer
                                            (Principal Financial Officer)


/s/ Frederick H. Borden                     Frederick H. Borden                                      March 17, 1997
---------------------------                 Vice Chairman of the Board and
                                            Secretary


/s/ Vickie L. Rath                          Vickie L. Rath                                           March 17, 1997
---------------------------                 Vice President, Treasurer and
                                            Controller
                                            (Principal Accounting Officer)


/s/ Dan A. Emmett                           Dan A. Emmett                                            March 17, 1997
------------------                          Director


/s/ Thomas F. Farb                          Thomas F. Farb                                           March 17, 1997
---------------------------                 Director


---------------------------                 Nello Gonfiantini
                                            Director

/s/ Charles J. Toeniskoetter                Charles J. Toeniskoetter                                 March 17, 1997
----------------------------                Director


                               REDWOOD TRUST, INC.


                            FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 1996

                              REDWOOD TRUST, INC.

                         INDEX TO FINANCIAL STATEMENTS


       Financial Statements:                                                                                      Page

              Balance Sheets at December 31, 1996 and 1995......................................................   F-3

              Statements of Operations for the years ended December 31, 1996 and
                    December 31, 1995 and for the period from August 19, 1994 to December 31, 1994..............   F-4

              Statements of Stockholders' Equity for the years ended December 31, 1996 and
                    December 31, 1995 and for the period from August 19, 1994 to December 31, 1994..............   F-5

              Statements of Cash Flows for the years ended December 31, 1996 and
                    December 31, 1995 and for the period from August 19, 1994 to December 31, 1994..............   F-6

              Notes to Financial Statements.....................................................................   F-7

       Independent Auditors' Report.............................................................................  F-19

       Summary of Quarterly Results.............................................................................  F-20

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REDWOOD TRUST, INC.

BALANCE SHEETS
(In thousands, except share data)
                                                                                       December 31,

                                                                                1996                    1995
                                                                            -----------             -----------
ASSETS

      Cash and cash equivalents                                             $    11,068             $     4,825
      Mortgage assets                                                         2,153,428                 432,244
      Interest rate agreements                                                    2,601                     547
      Accrued interest receivable                                                15,537                   3,270
      Other assets                                                                1,563                     671
                                                                            -----------             -----------
                                                                            $ 2,184,197             $   441,557
                                                                            ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term borrowings                                                 $ 1,953,103             $   370,316
      Accrued interest payable                                                   14,060                   1,290
      Accrued expenses and other liabilities                                        761                     227
      Dividends payable                                                           5,268                   1,434
                                                                            -----------             -----------
                                                                              1,973,192                 373,267
                                                                            -----------             -----------

      Commitments and contingencies (See Note 11)

      STOCKHOLDERS' EQUITY

      Preferred stock, par value $0.01 per share:
          Class B 9.74% Cumulative Convertible
          1,006,250 shares authorized; 1,006,250 shares issued
           and outstanding
          ($31,953 aggregate liquidation preference)                             29,579                      --
      Common stock, par value $0.01 per share;
          48,993,750 and 50,000,000 shares authorized;
          10,996,572 and 5,517,299 shares issued and outstanding                    110                      55
      Additional paid-in capital                                                187,507                  73,895
      Net unrealized loss on assets available for sale                           (3,460)                 (5,476)
      Dividends in excess of net income                                          (2,731)                   (184)
                                                                            -----------             -----------
                                                                                211,005                  68,290
                                                                            -----------             -----------
                                                                            $ 2,184,197             $   441,557
                                                                            ===========             ===========

The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF OPERATIONS
(In thousands, except share data)

                                                                                                                For the period
                                                                                                                August 19, 1994
                                                                                                                  (date of
                                                                                Years Ended                      commencement
                                                                                December 31,                   of operations) to
                                                                       1996                      1995          December 31, 1994
                                                                     ----------                ----------      -----------------
INTEREST INCOME
       Mortgage assets                                               $   66,424                $   15,494             $    1,183
       Cash and investments                                                 860                       232                    113
                                                                     ----------                ----------             ----------
                                                                         67,284                    15,726                  1,296

INTEREST EXPENSE                                                         49,191                    10,608                    760

INTEREST RATE AGREEMENTS
Interest rate agreements expense                                          1,158                       339                      8
                                                                     ----------                ----------             ----------

NET INTEREST INCOME                                                      16,935                     4,779                    528
Provision for credit losses                                               1,696                       493                     --
                                                                     ----------                ----------             ----------

Net interest income after provision for credit losses                    15,239                     4,286                    528

Operating expenses                                                        2,554                     1,131                    146
                                                                     ----------                ----------             ----------

NET INCOME                                                               12,685                     3,155                    382
                                                                     ----------                ----------             ----------
Less cash dividends on Class B preferred stock                            1,148                        --
                                                                     ----------                ----------             ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                          $   11,537                $    3,155             $      382
                                                                     ==========                ==========             ==========

NET INCOME PER SHARE
       Primary                                                           $ 1.32                $     0.85             $     0.20
       Fully diluted                                                     $ 1.27                $     0.83             $     0.20

Weighted average shares of common stock and
  common stock equivalents:
       Primary                                                        8,744,184                 3,703,803              1,916,846
       Fully diluted                                                  9,084,769                 3,780,882              1,916,846

Dividends declared per Class A preferred share                       $       --                $    0.500             $    0.250

Dividends declared per Class B preferred share                       $    1.141                $       --             $       --

Dividends declared per common share                                  $    1.670                $    0.460             $       --



The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 1996 and December 31, 1995 and the period from August 19, 1994 (date of commencement of operations) to December 31, 1994 (In thousands, except share data)

                                                                                                          Net
                                                                                                       Unrealized
                                              Preferred Stock                 Common Stock                Loss
                                  --------------------------------------------------------- Additional  on Assets Dividends in
                                     Class A                 Class B                         Paid-in    Available  Excess of
                                Shares     Amount        Shares    Amount     Shares Amount  Capital    for Sale   Net Income Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 19, 1994              --         --          --       --     208,332  $ 2  $     19       --         --   $      21
-----------------------------------------------------------------------------------------------------------------------------------

Net income                            --         --          --       --          --   --        --       --        382         382

Issuance of Class A
    preferred stock            1,666,063   $ 22,785          --       --          --   --        --       --         --      22,785

Dividends declared
    Class A preferred                 --         --          --       --          --   --        --       --       (351)       (351)

Fair value adjustment on
    assets available for sale         --         --          --       --          --   --        --   (2,557)        --      (2,557)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994     1,666,063   $ 22,785          --       --     208,332  $ 2  $     19  ($2,557)  $     31   $  20,280
-----------------------------------------------------------------------------------------------------------------------------------

Net income                            --         --          --       --          --   --        --       --      3,155       3,155

Additional Class A preferred
    stock offering costs              --         (8)         --       --          --   --        --       --         --          (8)

Issuance of common stock      (1,666,063)   (22,777)         --       --   5,308,967   53    73,876       --         --      51,152

Dividends declared
    Class A preferred                 --         --          --       --          --   --        --       --       (833)       (833)
    Common                            --         --          --       --          --   --        --       --     (2,537)     (2,537)

Fair value adjustment on
    assets available for sale         --         --          --       --          --   --        --   (2,919)        --      (2,919)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995            --         --          --       --   5,517,299  $55  $ 73,895  ($5,476)  ($   184)  $  68,290
-----------------------------------------------------------------------------------------------------------------------------------

Net income                            --         --          --       --          --   --        --       --     12,685      12,685

Issuance of Class B
    preferred stock                   --         --   1,006,250   29,579          --   --        --       --         --      29,579

Issuance of common stock              --         --          --       --   5,479,273   55   113,612       --         --     113,667

Dividends declared:
    Class B Preferred                 --         --          --       --          --   --        --       --     (1,148)     (1,148)
    Common                            --         --          --       --          --   --        --       --    (14,084)    (14,084)

Fair value adjustment on
    assets available for sale         --         --          --       --          --   --        --    2,016         --       2,016
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996            --         --   1,006,250  $29,579  10,996,572 $110  $187,507  ($3,460)  ($ 2,731)  $ 211,005
-----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

STATEMENTS OF CASH FLOWS
(In thousands, except share data)

                                                                                                          For the period
                                                                                                          August 19, 1994
                                                                                                             (date of
                                                                                  Years Ended               commencement
                                                                                  December 31,            of operations) to
                                                                            1996               1995       December 31, 1994
                                                                        -----------         ---------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $    12,685         $   3,155         $     382
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
        Amortization of mortgage asset premium and discount, net              5,197              (356)              (82)
        Depreciation and amortization                                            96                64                13
        Provision for credit losses on mortgage assets                        1,696               493                --
        Amortization of interest rate cap agreements                            749               339                 8
        Increase in accrued interest receivable                             (12,267)           (2,527)             (743)
        Increase in other assets                                               (985)             (346)             (402)
        Increase in accrued interest payable                                 12,770               614               676
        Increase in accrued expenses and other                                  534               198                29
                                                                        -----------         ---------         ---------
            Net cash provided by (used in) operating activities              20,475             1,634              (119)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of mortgage assets                                        (1,982,864)         (354,572)         (121,297)
     Principal payments on mortgage assets                                  258,424            38,824             1,244
     Purchases of interest rate cap agreements                               (4,427)           (1,069)           (1,799)
                                                                        -----------         ---------         ---------
            Net cash used in investing activities                        (1,728,867)         (316,817)         (121,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings from reverse repurchase agreements                    1,582,787           269,940           100,376
     Net proceeds from issuance of Class A preferred stock                       --                (8)           22,785
     Net proceeds from issuance of Class B preferred stock                   29,579                --                --
     Net proceeds from issuance of common stock                             113,667            51,152                --
     Dividends paid                                                         (11,398)           (2,103)             (184)
                                                                        -----------         ---------         ---------
            Net cash provided by financing activities                     1,714,635           318,981           122,977

Net increase in cash and cash equivalents                                     6,243             3,798             1,006

Cash and cash equivalents at beginning of period                              4,825             1,027                21
                                                                        -----------         ---------         ---------

Cash and cash equivalents at end of period                              $    11,068         $   4,825         $   1,027
                                                                        ===========         =========         =========


Supplemental disclosure of cash flow information:
     Cash paid for interest                                             $    36,831         $   9,994         $      84
                                                                        ===========         =========         =========



The accompanying notes are an integral part of these financial statements

REDWOOD TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Redwood Trust, Inc. ("Redwood Trust" or the "Company") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. The Company completed its initial public offering of 3,593,750 shares of Common Stock on August 4, 1995 at a price of $15.50 per share. On April 19, 1996 the Company completed its second public offering of 2,875,000 shares of Common Stock at a price of $20.25 per share. On August 8, 1996 the Company completed its public offering of 1,006,250 shares of Class B 9.74% Cumulative Convertible Preferred Stock ("Class B Preferred Stock") at a price of $31.00 per share. On November 19, 1996 the Company completed its third public offering of 1,250,000 shares of Common Stock at a price of $31.75 per share.

         The Company's principal source of earnings is net interest income, or interest income generated from its Mortgage Assets less the cost of borrowed funds and hedging. The Company acquires Mortgage Assets that are secured by single-family real estate properties throughout the United States, with a special emphasis on properties located in the State of California.

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

Mortgage Assets

         The Company's mortgage assets ("Mortgage Assets") may consist of mortgage loans, mortgage loans which have been securitized by the Company following acquisition, mortgage loans which have been securitized by others prior to acquisition by the Company and interest only strips ("IO's").

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

         IO's are accounted for under the prospective method. Under this method, income is amortized over the asset's estimated life based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows. This new yield is then used to calculate the subsequent quarter's financial statement income.

         Under certain extended high interest rate periods, or in the event of extremely high prepayment rates on the collateral, the return on the Company's investment in an IO could be zero or negative. In the event that the projected return on an investment in an IO falls below a risk free rate, the Company would record a write down of such investment to its fair value.

Interest Rate Agreements

         The rate the Company pays on its short-term and variable borrowings will rise and fall without limit as short-term market interest rates fluctuate. The rate the Company earns on its adjustable rate assets, however, is limited by periodic and lifetime caps.

         Under the Company's hedging policy the Company does not hedge specific assets or liabilities, but rather the Company hedges the risk of overall limitations to its interest income. To utilize hedge accounting, the policy requires risk reduction and that there be at least a 50% correlation between changes in the estimated fair value of the assets or liabilities hedged and the hedge instruments. Currently, the Company invests in "Interest Rate Agreements." Interest Rate Agreements, which include interest rate cap agreements (the "Cap Agreements"), interest rate swap agreements (the "Swap Agreements") and interest rate collar agreements (the "Collar Agreements"), entered into by the Company are intended to provide income to offset potential reduced net interest income under certain rising interest rate scenarios. The Company periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

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

         Unrealized losses on Interest Rate Agreements that are considered other-than-temporary are recognized in income and the cost basis of the Interest Rate Agreement is adjusted. The other-than-temporary decline is measured as the amount of the decline in fair value attributable to factors that are other-than-temporary. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the Interest Rate Agreements, for example, a serious deterioration of the ability of the counterparty to perform under the terms of the Interest Rate Agreement.

Premises, Furniture and Equipment

         Leasehold improvements are stated at cost and are amortized on a straight-line basis over the life of the lease. Furniture and equipment is stated at cost and depreciated on an accelerated basis over its estimated useful life. Expenditures for repairs and maintenance are charged to expense when incurred. Premises and equipment totaled $257,493 at December 31, 1996 and $113,515 at December 31, 1995.
         Depreciation expense and leasehold improvements amortization for the years ended December 31, 1996 and December 31, 1995 and for the period from August 19, 1994 to December 31, 1994 totaled $58,686, $30,255 and $1,112, respectively. Accumulated depreciation and leasehold improvement amortization totaled $90,053 at December 31, 1996 and $31,367 at December 31, 1995.

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

Earnings per Share

         Earnings per share are based on the weighted average shares of common stock outstanding plus common equivalent shares using the treasury stock method. The treasury stock method calculation assumes all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period, for primary earnings per share, or at the end of period market price if higher, for fully diluted earnings per share.

Credit Risk

         The majority of the Company's Mortgage Assets have protection from some degree of credit loss either through subordination, insurance, third party guarantees, or other means. Many of the Company's Privately-issued Mortgage Assets have received ratings from one or more of the four nationally recognized credit rating agencies. Based on these ratings, and on credit criteria similar to those used by rating agencies, the Company assigns a "rating equivalent" to each Mortgage Asset. For purposes of assigning a rating equivalent to unrated pools of whole loans or unrated securitized pools of mortgage loans, the Company assigns a series of ratings to different portions of the pool according to the Company's estimation of how the pool would currently be structured and rated if it were newly securitized. At December 31, 1996, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA+; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+. At December 31, 1995, the privately issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of A+; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+.

         An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its Privately-Issued Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to income from operations. When a loan or portions of a loan are determined to be uncollectable, the portion deemed uncollectable is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. During the year ended December 31, 1996 the Company provided for $1,696,293 in credit losses and incurred $6,456 in charge-offs, resulting in a reserve balance of $2,179,550 at December 31, 1996. During the year ended December 31, 1995 the Company provided for $493,710 in credit losses and incurred $3,997 in charge-offs, resulting in a reserve balance of $489,713 at December 31, 1995. During the period from August 19, 1994 to December 31, 1994, there were no provisions made for credit losses and the Company incurred no charge-offs.

Reclassifications

         Certain amounts for prior years have been reclassified to conform with the 1996 presentation.

Recent Accounting Pronouncement

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including repurchase agreements and collateralized borrowing arrangements. The Company will adopt this pronouncement effective January 1, 1997. The adoption of SFAS 125 is not expected to have a material impact on the Company's financial statements.

NOTE 2.  MORTGAGE ASSETS

         Mortgage Assets Excluding IO's

         At December 31, 1996, Mortgage Assets, excluding IO's, consisted of the following:

                                    FEDERAL HOME LOAN   FEDERAL NATIONAL      NON-AGENCY
                                         MORTGAGE           MORTGAGE           MORTGAGE
         (IN THOUSANDS)                CORPORATION         ASSOCIATION          ASSETS              TOTAL
                                    ------------------- ------------------ ------------------ -------------------
         Mortgage Assets,
           Gross                             $304,668           $635,268         $1,177,309          $2,117,245

         Unamortized Discount                       0              (234)           (15,859)            (16,093)
         Unamortized Premium                    9,287             17,652             24,839              51,778
                                    ------------------- ------------------ ------------------ -------------------
         Amortized Cost                       313,955            652,686          1,186,289           2,152,930

         Allowance for Credit
           Losses                                   0                  0            (2,180)             (2,180)
         Gross Unrealized Gains                 1,091              2,082              2,746               5,919
         Gross Unrealized Losses                 (185)              (688)            (4,477)             (5,350)
                                    ------------------- ------------------ ------------------ -------------------
         Estimated Fair Value                $314,861           $654,080         $1,182,378          $2,151,319
                                    =================== ================== ================== ===================

At December 31, 1995, Mortgage Assets, excluding IO's, consisted of the following:

                                    FEDERAL HOME LOAN   FEDERAL NATIONAL      NON-AGENCY
                                         MORTGAGE           MORTGAGE           MORTGAGE
(IN THOUSANDS)                         CORPORATION         ASSOCIATION          ASSETS              TOTAL
                                    ------------------- ------------------ ------------------ -------------------

Mortgage Assets, Gross                       $  46,160          $ 190,061          $ 207,404           $ 443,625

Unamortized Discount                                 0              (313)           (16,719)            (17,032)
Unamortized Premium                                907              3,608              1,535               6,050
                                    ------------------- ------------------ ------------------ -------------------
Amortized Cost                                  47,067            193,356            192,220             432,643

Allowance for Credit Losses                          0                  0              (490)               (490)
Gross Unrealized Gains                             334              1,033                874               2,241
Gross Unrealized Losses                          (110)              (458)            (4,345)             (4,913)
                                    ------------------- ------------------ ------------------ -------------------
Estimated Fair Value                         $  47,291          $ 193,931          $ 188,259           $ 429,481
                                    =================== ================== ================== ===================

At December 31, 1996 and December 31, 1995, all investments in Mortgage Assets consisted of interests in adjustable-rate mortgages on residential properties. A majority of the Non-Agency Mortgage Asset properties are located in the State of California. The securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest by those US government agencies. The original maturity of the vast majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At December 31, 1996, the average annualized effective yield was 7.10% based on the amortized cost of the assets and 7.11% based on the fair value of the assets. At December 31, 1995, the average annualized effective yield on the Mortgage Assets was 7.66% based on the amortized cost of the assets and 7.74% based on the fair value of the assets.

Most of the adjustable-rate mortgage securities and loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) and lifetime caps. At December 31, 1996 and December 31, 1995 the weighted average lifetime cap was 11.73% and 11.54%, respectively.

IO's

The amortized cost and fair value of the Company's IO's are summarized as follows:

            (IN THOUSANDS)                             DECEMBER 31, 1996        DECEMBER 31, 1995
                                                       -----------------        -----------------

            Amortized Cost                                        $2,539                   $3,593
            Gross Unrealized Gains                                    45                        0
            Gross Unrealized Losses                                (475)                    (830)
            -----------------------                               ------                    -----
            Estimated Fair Value                                  $2,109                   $2,763
                                                                  ======                   ======

The average annualized effective yield at December 31, 1996 on the IO's was 11.24% based on the amortized cost of the assets and 13.53% based on the fair value of the assets. The average annualized effective yield at December 31, 1995 on the IO's was 9.99% based on the amortized cost of the assets and 13.61% based on the fair value of the assets.

NOTE 3.  INTEREST RATE AGREEMENTS

The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

            (IN THOUSANDS)                             DECEMBER 31, 1996        DECEMBER 31, 1995
                                                       -----------------        -----------------

            Amortized Cost                                        $6,200                   $2,521
            Gross Unrealized Gains                                   156                        0
            Gross Unrealized Losses                              (3,755)                  (1,974)
            -----------------------                              -------                  -------
            Estimated Fair Value                                  $2,601                     $547
                                                                  ======                  =======

The sum of the notional amounts of all of the Company's Interest Rate Agreements in effect was $1,128,000,000 at December 31, 1996 and $312,000,000 December 31,
1995, respectively.

Cap Agreements

The Company had fifty-seven outstanding Cap Agreements at December 31, 1996 and twenty-three outstanding Cap Agreements at December 31, 1995. Potential future earnings from each of these Cap Agreements are based on variations in the London Inter-Bank Offered Rate ("LIBOR"). The sum of the notional amounts of the Company's Cap Agreements in effect was $703,000,000 and $302,000,000 at December 31, 1996 and December 31, 1995, respectively. The weighted average cap strike rate during the years ended December 31, 1996 and December 31, 1995 was 7.30% and 7.71%, respectively. The weighted average cap strike rate during the period from August 19, 1994 to December 31, 1994 was 7.50%. Under these Cap Agreements the Company will receive cash payments should an agreed-upon reference rate, either one-month or three-month LIBOR, increase above the strike rates of the Cap Agreements.

Information on Cap Agreements outstanding at December 31, 1996 is summarized below.

(DOLLARS IN THOUSANDS)      AVERAGE CAP                                                            EXPECTED
                           NOTIONAL FACE      AVERAGE CAP        LOW CAP         HIGH CAP        CAP EXPENSE
          YEAR                AMOUNT          STRIKE RATE      STRIKE RATE     STRIKE RATE       AMORTIZATION
          ----                ------          -----------      -----------     -----------       ------------

          1997                885,748            7.77%            5.50%           12.00%             1,287
          1998                661,712            8.41%            5.95%           12.00%             1,281
          1999                776,334            9.54%            6.94%           12.00%             1,418
          2000                596,113            9.88%            7.50%           10.00%             1,094
          2001                341,164            9.85%            7.50%            9.00%               663
          2002                 24,616            8.68%            8.00%            9.00%               157
          2003                 22,634            8.67%            8.00%            9.00%               145
          2004                 21,834            8.67%            8.00%            9.00%               135
          2005                  5,216            8.53%            8.50%            9.00%                20
                                                                                                    ------
              Total                                                                                 $6,200
                                                                                                    ======

Collar Agreement

At December 31, 1996, the Company had entered into one outstanding collar agreement, consisting of the purchase of a cap agreement subsidized by the sale of a floor agreement. On the cap portion, the Company will receive net hedge income to the extent that three month LIBOR exceeds 7.50%. On the floor portion, the Company will incur a net hedge expense to the extent that three month LIBOR falls below 5.91%

Information on the Collar Agreement outstanding at December 31, 1996 is summarized below.

                               NOTIONAL FACE                                                  EXPECTED
                                   AMOUNT                        CAP STRIKE      FLOOR     COLLAR EXPENSE
      EFFECTIVE PERIOD:        (IN THOUSANDS)       INDEX           RATE      STRIKE RATE   AMORTIZATION
      -----------------        --------------       -----           ----      -----------   ------------

January 1997 to July 1999         $20,000         3 mo LIBOR        7.50%        5.91%           $0

Swap Agreements

The Company has entered into three types of Interest Rate Swap Agreements summarized as follows:

Fixed vs. Floating Rate Swap Agreements:
The Company had six outstanding fixed vs. floating rate Swap Agreements ("Fixed Pay Rate Swaps") at December 31, 1996 and one outstanding Fixed Pay Rate Swap at December 31, 1995. The sum of the notional amounts of the Company's Fixed Pay Rate Swaps in effect was $135,000,000 and $10,000,000 at December 31, 1996 and December 31, 1995, respectively. Under these Swap Agreements, the Company receives the 3 month LIBOR rate and pays the agreed upon fixed rate.

Information on Fixed Pay Rate Swaps outstanding at December 31, 1996 is summarized below.

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

Periodic Swap Agreements:
As of December 31, 1996, the Company had entered into three Periodic Swap Agreements designed to produce income to the Company in the event that the three month LIBOR rate rises sharply. In each of these swaps, the Company receives income on the notional face at a rate equal to three month LIBOR less 0.230% to 0.265% and pays income on the notional face on the lesser of (a) three month LIBOR or (b) the prior period's LIBOR plus 0.50%. The average notional face of these swaps is $110,000,000, with $90,000,000 maturing in August 1999 and $20,000,000 maturing in September 1999.

Information on the Periodic Swap Agreements outstanding at December 31, 1996 is summarized below.

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

Basis Swap Agreements:
As of December 31, 1996, the Company had entered into five LIBOR/Treasury bill Basis Swap Agreements totaling $160 million in notional value. These Basis Swap Agreements, in conjunction with the Company's other Swap and Cap Agreements, are designed to reduce the potential risks in that portion of the Company's balance sheet wherein Treasury-based assets are funded with LIBOR-based liabilities. The Basis Swap Agreements will produce net hedge income for the Company to the extent that three month LIBOR exceeds the average three month Treasury bill rate by 0.440% to 0.465% and will produce a net hedge expense for the Company to the extent that the spread between these two indices is narrower than 0.440% to 0.465%. The maturities of these

         Basis Swap Agreements are as follows: $30,000,000 in June 1998, $50,000,000 in December 1998, $30,000,000 in June 1999 and $50,000,000
         in December 1999. Information on Basis Swap Agreements outstanding at December 31, 1996 is summarized below.

         (DOLLARS IN THOUSANDS)  AVERAGE SWAP
                                 NOTIONAL FACE     AVERAGE SPREAD     LOW SPREAD      HIGH SPREAD
           YEAR                     AMOUNT              PAID             PAID            PAID
           ----                     ------              ----             ----            ----
           1997                   160,000           0.453%           0.440%          0.465%
           1998                   144,877           0.455%           0.440%          0.465%
           1999                    64,712           0.464%           0.460%          0.465%

         The Company has incurred credit risk to the extent that the counter-parties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. Potential credit write-offs are limited to the amortized cost of the Cap Agreements. In addition, for Cap, Swap and Collar Agreements, if one of the counter-parties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has entered into Interest Rate Agreements only with counter-parties rated A or better and has entered into Interest Rate Agreements with twelve different counter-parties in order to reduce the risk of credit exposure to any one counter-party.

NOTE 4.  SHORT-TERM BORROWINGS

         The Company has entered into reverse repurchase agreements, notes payable and a revolving line of credit (together "Short-Term Borrowings") to finance acquisitions of a portion of its Mortgage Assets. These Short-Term Borrowings are collateralized by a portion of the Company's Mortgage Assets.

         At December 31, 1996 the Company had $1,953,103,000 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 5.83% and a weighted average maturity of 98 days. These borrowings were collateralized with $2,050,813,000 of Mortgage Assets. At December 31, 1995, the Company had $370,316,047 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 6.01% and a weighted average remaining maturity of 74 days. These borrowing were collateralized with $386,321,000 of Mortgage Assets.

         In September 1996, the Company entered into a $20,000,000, one-year revolving line of credit agreement with a financial institution. The agreement requires that the Company maintain certain financial ratios. The Company is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR. At December 31, 1996, borrowings under this facility totaled $19,302,000 and were committed through January 15, 1997. These borrowings are reflected in the $1,953,103,000 of Short-Term Borrowings outstanding at December 31, 1996.

         At December 31, 1996 and December 31, 1995, the Short-Term Borrowings had the following remaining maturities:

             (IN THOUSANDS)                  DECEMBER 31, 1996                  DECEMBER 31, 1995
                                             -----------------                  -----------------
             Within 30 days                           $268,042                            $75,808
             30 to 90 days                             667,567                            175,921
             Over 90 days                            1,017,494                            118,587
             ------------                          -----------                            -------
             Total Borrowings                       $1,953,103                           $370,316
                                                    ==========                           ========

         For the years ended December 31, 1996 and December 31, 1995, the average balance of Short-Term Borrowings was $861,316,000 and $174,926,000 with a weighted average interest cost of 5.71% and 6.06%, respectively. For the period from August 19, 1994 to December 31, 1994 the average balance of Short-Term Borrowings was $37,910,000 with a weighted average interest cost of 5.50%. The maximum balances outstanding during the years ended December 31, 1996 and December 31, 1995 were $1,953,103,000 and $370,316,000, respectively. The maximum balance outstanding during the period from August 19, 1994 to December 31, 1994 was $100,376,000.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and December 31, 1995. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                      DECEMBER 31, 1996                DECEMBER 31, 1995
                                                      -----------------                -----------------
                                                    CARRYING         FAIR            CARRYING         FAIR
            (IN THOUSANDS)                           AMOUNT          VALUE            AMOUNT          VALUE
            Assets
                Mortgage Assets                    $2,151,319     $2,151,319        $  429,481     $  429,481
                IO's                                    2,109          2,109             2,763          2,763
                Interest Rate Agreements                2,601          2,601               547            547

         Management bases its fair value estimates primarily on third party bid price indications, such as bid indications provided by dealers who make markets in these assets and asset valuations made by collateralized lenders, when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, short-term borrowings, accrued interest payable, accrued expenses and other liabilities are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

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

NOTE 7.  CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK

         On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock. Each share of the Class B Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. After September 30, 1999, the Company can either redeem or cause a conversion of the Class B Preferred Stock. The Class B Preferred Stock pays a dividend equal to the greater of (i) $0.755 per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Class B Preferred Stock is convertible. The Class B Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Class B Preferred Stock to receive $31 per share plus any accrued dividends before any distribution is made on the Common Stock.

NOTE 8.  STOCK PURCHASE WARRANTS

         At December 31, 1996 and December 31, 1995 there were 412,894 and 1,665,063 Warrants outstanding, respectively. Each Warrant entitles the holder to purchase 1.000667 shares of the Company's common stock at an exercise price of $15.00 per share. The Warrants remain exercisable until December 31, 1997.

NOTE 9.  STOCK OPTION PLAN

         The Company has adopted a Stock Option Plan for executive officers, employees and non-employee directors (the "Stock Option Plan"). The Stock Option Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant "incentive stock options" as defined under section 422 of the Code ("ISOs"), options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation rights and limited stock appreciation rights ("Awards") and stock dividend equivalent rights ("stock DERs") to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs with stock DERs pursuant to a formula under the Stock Option Plan.

         The number of shares of Common Stock available under the Stock Option Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At December 31, 1996 and December 31, 1995, 1,138,743 and 142,060 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At December 31, 1996 and December 31, 1995, 299,633 and 168,333
         ISOs had been granted, respectively. The exercise price for ISOs granted under the Stock Option Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Stock Option Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

         The Company's Stock Option Plan permits stock options granted under the plan to accrue stock DERs. For the years ended December 31, 1996 and December 31, 1995, the stock DERs accrued on NQSOs resulted in non-cash charges to general and administrative expenses of $328,374 and $54,513, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued are based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

         Information with respect to stock option and DER activity is as follows:

                                                                 YEAR ENDED                YEAR ENDED
                                                          DECEMBER 31, 1996         DECEMBER 31, 1995
                                                          -----------------         -----------------
         Outstanding options at beginning of period:                310,857                   188,333
             Options granted                                        141,300                   166,972
             Options exercised                                      (42,083)                   (47,083)
                 Dividend equivalent rights earned                   11,503                      2,635
                                                                    -------                   -------
         Outstanding options at end of period                       421,577                   310,857
                                                                    =======                   =======
         Exercise price per share:
             For options exercised during period              $0.10 - $0.11             $0.10 - $0.11
             For options outstanding end of period           $0.10 - $36.88            $0.10 - $21.50

         At December 31, 1996, the Company had one stock option plan, which is described above. The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined consistent with FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                YEAR ENDED              YEAR ENDED
                                                         DECEMBER 31, 1996       DECEMBER 31, 1995
                                                         -----------------       -----------------

          Net Income            As reported                        $11,537                  $3,155
          (IN THOUSANDS)        Pro Forma                          $11,535                  $3,155

          Primary earnings      As reported                          $1.32                   $0.85
          per share             Pro Forma                            $1.32                   $0.85

          Fully diluted         As reported                          $1.27                   $0.83
          earnings per share    Pro Forma                            $1.27                   $0.83

         The 1996 values are based on American valuation using the Black/Scholes option pricing model as of December 13, 1996, the grant date, using the following principal assumptions: expected stock price volatility 33%, risk free rate of return 6.33%, post 1997 dividend growth of 10%, and a first exercise date of May 4, 1998. No adjustments have been made for forfeitures or non-transferability. The actual value, if any, that the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

NOTE 10. DIVIDENDS

         The Company declared and paid the following dividends for the years ended December 31, 1996 and December 31, 1995:

                                                                                    DIVIDENDS PER SHARE
                                                                                    -------------------
         DECLARATION        RECORD          PAYABLE                 TOTAL           PREFERRED STOCK                COMMON
            DATE             DATE            DATE               DIVIDENDS      CLASS A           CLASS B           STOCK
            ----             ----            ----               ---------      -------           -------           -----
          12/16/96        12/31/96          1/21/97            $5,268,314         --             $0.755            $0.410
           9/16/96         9/30/96         10/21/96            $4,016,274         --             $0.386            $0.400
           6/14/96         6/28/96          7/18/96            $3,408,046         --               --              $0.400
           3/11/96         3/29/96          4/19/96            $2,539,833         --               --              $0.460

          12/13/95        12/29/95          1/19/96            $1,434,500         --               --              $0.260
           9/15/95         9/29/95         10/20/95            $1,103,264         --               --              $0.200
           6/19/95         6/30/95          7/21/95              $499,819       $0.300             --                --
           3/17/95         3/31/95          4/21/95              $333,213       $0.200             --                --

         Under the Internal Revenue Code of 1986, a dividend declared by a REIT in December of a calendar year, payable to shareholders of record as of a specified date in December, will be deemed to have been paid by the Company and received by the shareholders on that record date if the dividend is actually paid before February 1st of the following calendar year. Therefore, the dividend declared in December 1996 which was paid in January 1997 is considered taxable income to shareholders in the year declared. The Company's dividends are not eligible for the dividends received deduction for corporations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

         As of December 31, 1996 the Company had entered into a commitment to purchase $5.1 million of Mortgage Assets for settlement in January 1997. At December 31, 1996 and December 31, 1995, the Company had no other outstanding commitments to purchase or sell Mortgage Assets or to purchase, sell or terminate Interest Rate Agreements. The Company also had no commitments to enter into additional reverse repurchase agreements or other borrowings.

Rental expense for office properties under operating leases for the years ended December 31, 1996 and December 31, 1995 was $107,889 and $64,082, respectively. Rental expense for office properties under operating leases for the period from August 19, 1994 to December 31, 1994 was $8,612.

Future minimum rental commitments as of December 31, 1996 under noncancelable operating leases with initial or remaining terms of more than one year, are as follows:

                                                                MINIMUM RENTAL
                                                                    COMMITMENT
                              YEAR ENDING              AS OF DECEMBER 31, 1996
                             DECEMBER 31,                        (IN THOUSANDS)
                             ------------              ------------------------
                                     1997                                  121
                                     1998                                  121
                                     1999                                  121
                                     2000                                  121
                                     2001                                   40
                                     ----                                 ----
                                    Total                                 $524
                                                                          ====

Because the lease is in the Company's name, the above amounts represent 100% of the minimum future rental commitments. However, the Company shares certain office expenses, such as lease payments and utilities, on a pro rata basis with GB Capital. GB Capital is owned by certain officers of the Company. This arrangement is covered by an Administrative Services and Facilities Sharing Agreement. For the year ended December 31, 1996, the Company was bearing 95% of the lease expenses and GB Capital was bearing 5%. For the year ended December 31, 1995 and for the period from August 19, 1994 to December 31, 1994, the Company was bearing 70% of the lease expenses and GB Capital was bearing 30%.

                      [COOPERS & LYBRAND L.L.P. LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Redwood Trust, Inc.
Mill Valley, California

We have audited the accompanying balance sheets of Redwood Trust, Inc. (the Company) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995, and for the period from August 19, 1994 to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and for the period from August 19, 1994 to December 31, 1994 in conformity with generally accepted accounting principles.



San Francisco, California                           /s/ Coopers & Lybrand L.L.P.
February 21, 1997

REDWOOD TRUST, INC.

SUMMARY OF QUARTERLY RESULTS
(unaudited)
(In thousands, except share data)

                                                            First          Second            Third         Fourth
                                                           Quarter         Quarter          Quarter        Quarter
                                                           -------         -------          -------        -------
Year ended December 31, 1996
----------------------------

Operating results:
     Interest income                                       $ 9,131         $ 12,901         $19,371        $25,881
     Interest expense                                        6,202            9,075          14,447         19,467
     Interest rate agreement expense                           151              255             350            402
     Net interest income                                     2,778            3,571           4,574          6,012
     Net income                                              1,954            2,500           3,387          4,844
     Net income available to common stockholders             1,954            2,500           2,999          4,084
     Net income per share                                     0.32             0.29            0.32           0.39
     Dividends declared per common share                      0.46             0.40            0.40           0.41
     Dividends declared per Class A preferred share           0.00             0.00            0.00           0.00
     Dividends declared per Class B preferred share           0.00             0.00            0.39           0.76

Year ended December 31, 1995
----------------------------

Operating results:
     Interest income                                       $ 2,170         $  2,961          $3,986          $6,610
     Interest expense                                        1,533            2,191           2,432           4,452
     Interest rate agreement expense                            16               82             112             129
     Net interest income                                       621              688           1,442           2,029
     Net income                                                402              449             994           1,310
     Net income per share                                     0.19             0.21            0.23            0.22
     Dividends declared per common share                      0.00             0.00            0.20            0.26
     Dividends declared per Class A preferred share           0.20             0.30            0.00            0.00
     Dividends declared per Class B preferred share           0.00             0.00            0.00            0.00

Year ended December 31, 1994
----------------------------

Operating results:
     Interest income                                            (1)              (1)        $    98        $  1,198
     Interest expense                                                                            10             750
     Interest rate agreement expense                                                              0               8
     Net interest income                                                                         88             440
     Net income                                                                                  49             333
     Net income per share                                                                      0.03            0.17
     Dividends declared per common share                                                       0.00            0.00
     Dividends declared per Class A preferred share                                            0.00            0.25
     Dividends declared per Class B preferred share                                            0.00            0.00


     (1)  The Company commenced operations on August 19, 1994.

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT



                                                                    Sequentially
           Exhibit                                                    Numbered
            Number                                                      Page
       -----------------                                            ------------

           10.30.1      Amendment to Office Building Lease               96

             11.1       Computation of Earnings per Share                98

             27         Financial Data Schedule                          99