Form 10-K/A
period 1996-12-31
REDWOOD TRUST INC
filed 1997-04-03
CIK 930236

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996
                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Securities registered pursuant to     Securities registered pursuant to Section
Section 12(b) of the Act:             12(g) of the Act:

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 17, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $479,425,809.

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

                                     PART IV



Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

                     (a)       Documents filed as part of this report:

                               (3)        Exhibits:

        Exhibit No.                                 Exhibit
        -----------                                 -------

            23.1                        Consent of Independent Accountants

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on behalf of it by the undersigned thereunto duly authorized.


                                                REDWOOD TRUST, INC.

Dated:     April 3, 1997
                                                /s/ Vickie L. Rath
                                                ------------------
                                                Vickie L. Rath
                                                Principal Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.                          Exhibit                          Page No.
-----------                          -------                          --------

    23.1               Consent of Independent Accountants                5