Form 10-Q
period 1997-03-31
REDWOOD TRUST INC
filed 1997-05-14
CIK 930236

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Class B Preferred Stock ($.01 par value)              999,638 as of May 9, 1997
Common Stock ($.01 par value)                      13,021,846 as of May 9, 1997


================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                  Page
                                                                                                  ----
PART I.        FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements

                   Consolidated Balance Sheets at March 31, 1997 and December 31, 1996..........    3

                   Consolidated Statements of Operations for the three months
                   ended March 31, 1997 and March 31, 1996......................................    4

                   Consolidated Statements of Stockholders' Equity for the three months
                   ended March 31, 1997 and March 31, 1996......................................    5

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 1997 and March 31, 1996......................................    6

                   Notes to Consolidated Financial Statements...................................    7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................................   18


PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings................................................................   50

    Item 2.    Changes in Securities............................................................   50

    Item 3.    Defaults Upon Senior Securities..................................................   50

    Item 4.    Submission of Matters to a Vote of Security Holders..............................   50

    Item 5.    Other Information................................................................   50

    Item 6.    Exhibits and Reports on Form 8-K.................................................   50

    SIGNATURES   ...............................................................................   51

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                 March 31, 1997    December 31, 1996
                                                                                 --------------    -----------------
ASSETS

      Cash and cash equivalents                                                   $    12,985         $    11,068
      Mortgage assets                                                               2,604,714           2,153,428
      Interest rate agreements                                                          5,773               2,601
      Accrued interest receivable                                                      19,251              15,537
      Other assets                                                                        341               1,563
                                                                                  -----------         -----------
                                                                                  $ 2,643,064         $ 2,184,197
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term borrowings                                                       $ 2,373,279         $ 1,953,103
      Accrued interest payable                                                         14,962              14,060
      Accrued expenses and other liabilities                                            1,262                 761
      Dividends payable                                                                 7,899               5,268
                                                                                  -----------         -----------
                                                                                    2,397,402           1,973,192
                                                                                  -----------         -----------

      Commitments and contingencies (See Note 10)

      STOCKHOLDERS' EQUITY

      Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
          Convertible 999,638 and 1,006,250 shares authorized; 999,638 and
          1,006,250 shares issued and outstanding
          ($31,744 aggregate liquidation preference)                                   29,383              29,579
      Common stock, par value $0.01 per share;
          49,000,362 and 48,993,750 shares authorized;
          11,905,957 and 10,996,572 issued and outstanding                                119                 110
      Additional paid-in capital                                                      219,461             187,507
      Net unrealized gain/(loss) on assets available for sale                             118              (3,460)
      Dividends in excess of net income                                                (3,419)             (2,731)
                                                                                  -----------         -----------
                                                                                      245,662             211,005
                                                                                  -----------         -----------
                                                                                  $ 2,643,064         $ 2,184,197
                                                                                  ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                1997               1996
                                                                             -----------        ----------
INTEREST INCOME
          Mortgage assets                                                    $    38,406        $    8,914
          Cash and investments                                                       162               217
                                                                             -----------        ----------
                                                                                  38,568             9,131

INTEREST EXPENSE                                                                  28,900             6,202

INTEREST RATE AGREEMENTS
Interest rate agreements expense                                                     595               151
                                                                             -----------        ----------

NET INTEREST INCOME                                                                9,073             2,778
Provision for credit losses                                                          695               332
                                                                             -----------        ----------

Net interest income after provision for credit losses                              8,378             2,446

Operating expenses                                                                 1,167               492
                                                                             -----------        ----------

NET INCOME                                                                         7,211             1,954
                                                                             -----------        ----------
Less cash dividends on Class B preferred stock                                       755                --
                                                                             -----------        ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                  $     6,456        $    1,954
                                                                             ===========        ==========

NET INCOME PER SHARE
          Primary                                                            $      0.53        $     0.32
          Fully diluted                                                      $      0.53        $     0.32

Weighted average shares of common stock and common stock equivalents:
          Primary                                                             12,116,867         6,129,587
          Fully diluted                                                       12,133,742         6,132,648

Dividends declared per Class B preferred share                               $     0.755        $       --

Dividends declared per common share                                          $     0.600        $    0.460





The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 1997
(In thousands, except share data)


                                                                                                Net
                                                                                             Unrealized
                                                                                             Gain/(Loss)
                                Class B Preferred Stock        Common Stock      Additional   on Assets    Dividends in
                                ----------------------------------------------   Paid-in     Available     Excess of
                                 Shares         Amount      Shares      Amount   Capital      for Sale     Net Income     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      1,006,250      $ 29,579   10,996,572     $110    $187,507     ($3,460)      ($2,731)     $211,005
---------------------------------------------------------------------------------------------------------------------------------

Net income                             --            --           --       --          --          --         7,211         7,211

Conversion of Class B
  preferred stock
  into common stock                (6,612)         (196)       6,612        1         195          --            --             0

Issuance of common stock               --            --      902,773        8      31,759          --            --        31,767

Dividends declared:
  Class B Preferred                    --            --           --       --          --          --          (755)         (755)
  Common                               --            --           --       --          --          --        (7,144)       (7,144)

Fair value adjustment on
  assets available for sale            --            --           --       --          --       3,578            --         3,578
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997           999,638      $ 29,383   11,905,957     $119    $219,461     $   118       ($3,419)     $245,662
=================================================================================================================================













The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                            1997               1996
                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                          $   7,211         $   1,954
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization of mortgage asset premium and discount, net            3,818               530
          Depreciation and amortization                                          26                17
          Provision for credit losses on mortgage assets                        695               332
          Amortization of interest rate cap agreements                          311               151
          Increase in accrued interest receivable                            (3,714)           (1,226)
          (Increase) decrease in other assets                                 1,196               (66)
          Increase in accrued interest payable                                  902               326
          Increase in accrued expenses and other                                501                63
                                                                          ---------         ---------
              Net cash provided by operating activities                      10,946             2,081

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of mortgage assets                                         (627,075)         (166,852)
      Principal payments on mortgage assets                                 173,362            32,814
      Purchases of interest rate cap agreements                              (1,991)             (165)
                                                                          ---------         ---------
              Net cash used in investing activities                        (455,704)         (134,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings from reverse repurchase agreements                     420,176           138,405
      Net proceeds from issuance of common stock                             31,767                31
      Dividends paid                                                         (5,268)           (1,434)
                                                                          ---------         ---------
              Net cash provided by financing activities                     446,675           137,002

Net increase in cash and cash equivalents                                     1,917             4,880

Cash and cash equivalents at beginning of period                             11,068             4,825
                                                                          ---------         ---------

Cash and cash equivalents at end of period                                $  12,985         $   9,705
                                                                          =========         =========


Supplemental disclosure of cash flow information:
      Cash paid for interest                                              $  28,068         $   5,876
                                                                          =========         =========





The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Redwood Trust, Inc. ("Redwood Trust" or the "Company") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. The Company completed its initial public offering of 3,593,750 shares of Common Stock on August 4, 1995 at a price of $15.50 per share. On April 19, 1996 the Company completed its second public offering of 2,875,000 shares of Common Stock at a price of $20.25 per share. On August 8, 1996 the Company completed its public offering of 1,006,250 shares of Class B 9.74% Cumulative Convertible Preferred Stock ("Class B Preferred Stock") at a price of $31.00 per share. On November 19, 1996 the Company completed its third public offering of 1,250,000 shares of Common Stock at a price of $31.75 per share. On January 24, 1997 the Company completed its fourth public offering of 750,000 shares of Common Stock at a price of $39.50 per share.

         The Company's principal source of earnings is net interest income, or interest income generated from its Mortgage Assets less the cost of borrowed funds and hedging. The Company acquires Mortgage Assets that are secured by single-family real estate properties throughout the United States, with a special emphasis on properties located in the State of California.

         The consolidated financial statements include the accounts of Redwood Trust, Inc. and its special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation. Inter-company balances have been eliminated.

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

                  Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its mortgage loans which have been securitized and IO's as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of these Mortgage Assets until maturity, it may, from time to time, sell any of these Mortgage Assets as part of its overall management of its balance sheet. Accordingly, to maintain flexibility, the Company currently classifies all of its Mortgage Assets which have been securitized and its IO's as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

                  Mortgage Assets held in the form of mortgage loans are carried at their unpaid principal balance, net of unamortized discount or premium.

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

                  Under the Company's hedging policy the Company does not hedge specific assets or liabilities, but rather the Company hedges the risk of overall limitations to its interest income. To utilize hedge accounting, the policy requires risk reduction and that there be at least a 50% correlation between changes in the estimated fair value of the assets or liabilities hedged and the hedge instruments. Currently, the Company invests in "Interest Rate Agreements." Interest Rate Agreements, which include interest rate cap agreements (the "Cap Agreements"), interest rate swap agreements (the "Swap Agreements"), interest rate collar agreements (the "Collar Agreements") and interest rate futures agreements (the "Futures Agreements"), entered into by the Company are intended to provide income to offset potential reduced net interest income under certain rising interest rate scenarios. The Company periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

                  The Company accounts for the Interest Rate Agreements as hedges. Because the hedged Mortgage Assets are carried at fair value, the Company's Interest Rate Agreements are carried at fair value, with unrealized gains and losses reported as a separate component of equity.

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

         Premises, Furniture and Equipment

                  Leasehold improvements are stated at cost and are amortized on a straight-line basis over the life of the lease. Furniture and equipment is stated at cost and depreciated on an accelerated basis over its estimated useful life. Expenditures for repairs and maintenance are charged to expense when incurred. Premises and equipment totaled $285,197 at March 31, 1997 and $257,493 at December 31, 1996. Depreciation expense and leasehold improvements amortization for the three months ended March 31, 1997 and March 31, 1996 totaled $17,111 and $4,059, respectively. Accumulated depreciation and leasehold improvement amortization totaled $107,165 at March 31, 1997 and $90,053 at December 31, 1996.

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

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning Per Share" ("SFAS 128"). SFAS 128 is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will implement SFAS 128 in its December 31, 1997 financial statements. The following table reflects the impact that SFAS 128 would have had on the current financial statements.

                                                          Three Months Ended
                                                               March 31,
                                                           1997      1996
                                                           -----     -----
                     As Reported:
                        Primary Earnings Per Share         $0.53     $0.32
                        Fully Diluted Earnings Per Share   $0.53     $0.32

                     Under SFAS No. 128:
                        Basic Earnings Per Share           $0.56     $0.35
                        Fully Diluted Earnings Per Share   $0.53     $0.32

         Credit Risk

                  The majority of the Company's Mortgage Assets have protection from some degree of credit loss either through subordination, insurance, third party guarantees, or other means. Many of the Company's Privately-Issued Mortgage Assets have received ratings from one or more of the four nationally recognized credit rating agencies. Based on these ratings, and on credit criteria similar to those used by rating agencies, the Company assigns a "rating equivalent" to each Mortgage Asset. For purposes of assigning a rating equivalent to unrated pools of whole loans or unrated securitized pools of mortgage loans, the Company assigns a series of ratings to different portions of the pool according to the Company's estimation of how the pool would currently be structured and rated if it were newly securitized. At March 31, 1997, the Privately-Issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA+; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+. At December 31, 1996, the Privately-Issued Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA+; the weighted average rating equivalent of all the Company's Mortgage Assets was AA+.

                  An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its Privately-Issued Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. During the three months ended March 31, 1997 the Company provided for $695,469 in credit losses and incurred $42,236 in charge-offs, resulting in a reserve balance of $2,832,783 at March 31, 1997. During the three months ended March 31, 1996 the Company provided for $331,516 in credit losses and incurred no charge-offs, resulting in a reserve balance of $821,229 at March 31, 1996. The reserve balance at December 31, 1996 was $2,179,550.

         Reclassifications

                  Certain amounts for prior years have been reclassified to conform with the 1997 presentation.

         Recent Accounting Pronouncements

                  In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including repurchase agreements and collateralized borrowing arrangements. The Company has adopted this pronouncement effective January 1, 1997. The adoption of SFAS 125 does not have a material impact on the Company's financial statements.

NOTE 2.  MORTGAGE ASSETS

         Mortgage Assets Excluding IO's

         At March 31, 1997, Mortgage Assets, excluding IO's, consisted of the following:

                                        FEDERAL HOME LOAN  FEDERAL NATIONAL     NON-AGENCY
                                            MORTGAGE           MORTGAGE          MORTGAGE
         (IN THOUSANDS)                    CORPORATION       ASSOCIATION          ASSETS               TOTAL
                                        -----------------  ----------------     ----------          -----------
         Mortgage Assets, Gross             $ 321,354         $ 660,388         $ 1,574,115         $ 2,555,857

         Unamortized Discount                       0              (214)            (15,427)            (15,641)
         Unamortized Premium                   10,381            20,611              31,714              62,706
                                            ---------         ---------         -----------         -----------
         Amortized Cost                       331,735           680,785           1,590,402           2,602,922

         Allowance for Credit Losses                0                 0              (2,833)             (2,833)
         Gross Unrealized Gains                 1,476             3,592               2,637               7,705
         Gross Unrealized Losses                 (200)             (274)             (4,633)             (5,107)
                                            ---------         ---------         -----------         -----------
         Carrying Value                     $ 333,011         $ 684,103         $ 1,585,573         $ 2,602,687
                                            =========         =========         ===========         ===========


         At December 31, 1996, Mortgage Assets, excluding IO's, consisted of the following:

                                        FEDERAL HOME LOAN  FEDERAL NATIONAL     NON-AGENCY
                                            MORTGAGE          MORTGAGE           MORTGAGE
         (IN THOUSANDS)                    CORPORATION       ASSOCIATION          ASSETS               TOTAL
                                        -----------------  ----------------     ----------          -----------
         Mortgage Assets, Gross             $ 304,668         $ 635,268         $ 1,177,309         $ 2,117,245

         Unamortized Discount                       0              (234)            (15,859)            (16,093)
         Unamortized Premium                    9,287            17,652              24,839              51,778
                                            ---------         ---------         -----------         -----------
         Amortized Cost                       313,955           652,686           1,186,289           2,152,930

         Allowance for Credit Losses                0                 0              (2,180)             (2,180)
         Gross Unrealized Gains                 1,091             2,082               2,746               5,919
         Gross Unrealized Losses                 (185)             (688)             (4,477)             (5,350)
                                            ---------         ---------         -----------         -----------
         Carrying Value                     $ 314,861         $ 654,080         $ 1,182,378         $ 2,151,319
                                            =========         =========         ===========         ===========

         At March 31, 1997 and December 31, 1996, all investments in Mortgage Assets consisted of interests in adjustable-rate mortgages on residential properties. A majority of the Non-Agency Mortgage Asset properties are located in the State of California. The securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest by those US government agencies. The original maturity of the vast majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

         At March 31, 1997, the average annualized effective yield on the Mortgage Assets was 6.85% based on the amortized cost of the assets and 6.85% based on the fair value of the assets. At December 31, 1996, the average annualized effective yield was 7.10% based on the amortized cost of the assets and 7.11% based on the fair value of the assets.

         Most of the adjustable-rate mortgage securities and loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) and lifetime caps. At March 31, 1997 and December 31, 1996, the weighted average lifetime cap was 11.91% and 11.73%, respectively.

         IO's

         The amortized cost and fair value of the Company's IO's are summarized as follows:

         (IN THOUSANDS)              MARCH 31, 1997  DECEMBER 31, 1996
                                     --------------  -----------------
         Amortized Cost                 $ 2,400           $ 2,539
         Gross Unrealized Gains              49                45
         Gross Unrealized Losses           (422)             (475)
                                        -------           -------
         Estimated Fair Value           $ 2,027           $ 2,109
                                        =======           =======

         The average annualized effective yield at March 31, 1997 on the IO's was 11.47% based on the amortized cost of the assets and 13.58% based on the fair value of the assets. The average annualized effective yield at December 31, 1996 on the IO's was 11.24% based on the amortized cost of the assets and 13.53% based on the fair value of the assets.

NOTE 3.  INTEREST RATE AGREEMENTS

         The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

         (IN THOUSANDS)                  MARCH 31, 1997    DECEMBER 31, 1996
                                         --------------    -----------------
         Amortized Cost                     $ 7,879             $ 6,200
         Gross Unrealized Gains                 734                 156
         Gross Unrealized Losses             (2,840)             (3,755)
                                            -------             -------
         Carrying Value                     $ 5,773             $ 2,601
                                            =======             =======

         The sum of the notional amounts of all of the Company's Interest Rate Agreements in effect was $2,192,200,000 at March 31, 1997 and $1,128,000,000 at December 31, 1996, respectively.

         Cap Agreements

         The Company had seventy-one outstanding Cap Agreements at March 31, 1997 and fifty-seven outstanding Cap Agreements at December 31, 1996. Potential future earnings from each of these Cap Agreements are based on variations in the London Inter-Bank Offered Rate ("LIBOR"). The sum of the notional amounts of the Company's Cap Agreements in effect was $1,767,200,000 and $703,000,000 at March 31, 1997 and December 31,
         1996, respectively. The weighted average cap strike rate during the three months ended March 31, 1997 and March 31, 1996 was 7.63% and 7.35%, respectively. Under these Cap Agreements the Company will receive cash payments should an agreed-upon reference rate, either one-month or three-month LIBOR, increase above the strike rates of the Cap Agreements.

         Information on Cap Agreements outstanding at March 31, 1997 is summarized below.

         (DOLLARS IN THOUSANDS)  AVERAGE CAP                                           EXPECTED
                                NOTIONAL FACE  AVERAGE CAP   LOW CAP      HIGH CAP    CAP EXPENSE
                 YEAR              AMOUNT      STRIKE RATE  STRIKE RATE  STRIKE RATE  AMORTIZATION
                 ----              ------      -----------  -----------  -----------  ------------
         1997 (last 9 months)    1,719,796        7.37%         5.50%       12.00%        1,985
                 1998              983,191        8.47%         5.50%       12.00%        1,753
                 1999            1,022,088        9.47%         6.30%       12.00%        1,727
                 2000              739,720        9.95%         7.50%       12.00%        1,231
                 2001              441,164       10.11%         7.50%       11.00%          714
                 2002               49,274        8.39%         8.00%       11.00%          169
                 2003               22,634        8.67%         8.00%        9.00%          145
                 2004               21,834        8.67%         8.00%        9.00%          135
                 2005                5,216        8.53%         8.50%        9.00%           20
                                                                                         ------
                     Total                                                               $7,879
                                                                                         ======

         Collar Agreement

         At March 31, 1997, the Company had entered into one outstanding collar agreement, consisting of the purchase of a cap agreement subsidized by the sale of a floor agreement. On the cap portion, the Company will receive net hedge income to the extent that three month LIBOR exceeds 7.50%. On the floor portion, the Company will incur a net hedge expense to the extent that three month LIBOR falls below 5.91%

         Information on the Collar Agreement outstanding at March 31, 1997 is summarized below.

                                    NOTIONAL FACE                                              EXPECTED
                                         AMOUNT                    CAP STRIKE      FLOOR     COLLAR EXPENSE
               EFFECTIVE PERIOD:     (IN THOUSANDS)     INDEX         RATE      STRIKE RATE   AMORTIZATION
               -----------------     --------------     -----         ----      -----------   ------------
         April 1997 to July 1999        $20,000       3 mo LIBOR      7.50%        5.91%           $0

         Swap Agreements

         The Company has entered into three types of Interest Rate Swap Agreements summarized as follows:

         Fixed vs. Floating Rate Swap Agreements:
         The Company had six outstanding fixed vs. floating rate Swap Agreements ("Fixed Pay Rate Swaps") at March 31, 1997 and December 31, 1996. The sum of the notional amounts of the Company's Fixed Pay Rate Swaps in effect was $135,000,000 at March 31, 1997 and December 31, 1996. Under these Swap Agreements, the Company receives the 3 month LIBOR rate and pays the agreed upon fixed rate.

         Information on Fixed Pay Rate Swaps outstanding at March 31, 1997 is summarized below.

         (DOLLARS IN THOUSANDS)     AVERAGE SWAP
                                    NOTIONAL FACE    AVERAGE         LOW          HIGH
                YEAR                   AMOUNT        PAY RATE      PAY RATE     PAY RATE
                ----                   ------        --------      --------     --------
         1997 (last 9 months)          101,418         6.29%         6.01%        7.18%
         1998 (first 5 months)          25,828         6.59%         6.40%        7.18%

         Periodic Swap Agreements:
         As of March 31, 1997, the Company had entered into three Periodic Swap Agreements designed to produce income to the Company in the event that the three month LIBOR rate rises sharply. In each of these swaps, the Company receives income on the notional face at a rate equal to three month LIBOR less 0.230% to 0.265% and pays income on the notional face on the lesser of (a) three month LIBOR or (b) the prior period's LIBOR plus 0.50%. The average notional face of these swaps is $110,000,000, with $90,000,000 maturing in August 1999 and $20,000,000 maturing in September 1999.

         Information on the Periodic Swap Agreements outstanding at March 31, 1997 is summarized below.

         (DOLLARS IN THOUSANDS)      AVERAGE SWAP
                                     NOTIONAL FACE   AVERAGE SPREAD     LOW SPREAD    HIGH SPREAD
                 YEAR                   AMOUNT          RECEIVED         RECEIVED      RECEIVED
                 ----                   ------          --------         --------      --------
         1997 (last 9 months)           110,000          -0.255%          -0.265%       -0.230%
                 1998                   110,000          -0.255%          -0.265%       -0.230%
         1999 (first 9 months)           98,242          -0.257%          -0.265%       -0.230%


         Basis Swap Agreements:
         As of March 31, 1997, the Company had entered into five LIBOR/Treasury bill Basis Swap Agreements totaling $160 million in notional value. These Basis Swap Agreements, in conjunction with the Company's other Swap and Cap Agreements, are designed to reduce the potential risks in that portion of the Company's balance sheet wherein Treasury-based assets are funded with LIBOR-based liabilities. The Basis Swap Agreements will produce net hedge income for the Company to the extent that three month LIBOR exceeds the average three month Treasury bill rate by 0.440% to 0.465% and will produce a net hedge expense for the Company to the extent that the spread between these two indices is narrower than 0.440% to 0.465%. The maturities of these Basis Swap Agreements are as follows: $30,000,000 in June 1998, $50,000,000 in December 1998, $30,000,000 in June 1999 and $50,000,000 in December
         1999. Information on Basis Swap Agreements outstanding at December 31, 1996 is summarized below.

         (DOLLARS IN THOUSANDS)      AVERAGE SWAP
                                     NOTIONAL FACE    AVERAGE SPREAD    LOW SPREAD      HIGH SPREAD
                 YEAR                   AMOUNT            PAID             PAID            PAID
                 ----                   ------            ----             ----            ----
         1997 (last 9 months)           160,000           0.453%           0.440%          0.465%
                 1998                   144,877           0.455%           0.440%          0.465%
                 1999                    64,712           0.464%           0.460%          0.465%

         The Company has incurred credit risk to the extent that the counter-parties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. Potential credit write-offs are limited to the amortized cost of the Cap Agreements. In addition, for Cap, Swap and Collar Agreements, if one of the counter-parties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has entered into Interest Rate Agreements only with counter-parties rated A or better and has entered into Interest Rate Agreements with fifteen different counter-parties in order to reduce the risk of credit exposure to any one counter-party.

NOTE 4.  SHORT-TERM BORROWINGS

         The Company has entered into reverse repurchase agreements, notes payable and a revolving line of credit (together "Short-Term Borrowings") to finance acquisitions of a portion of its Mortgage Assets. These Short-Term Borrowings are collateralized by a portion of the Company's Mortgage Assets.

         At March 31, 1997, the Company had $2,373,279,000 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 5.82% and a weighted average maturity of 79 days. These borrowings were collateralized with $2,478,190,951 of Mortgage Assets. At December 31, 1996, the Company had $1,953,103,000 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 5.83% and a weighted average remaining maturity of 98 days. These borrowing were collateralized with $2,050,813,000 of Mortgage Assets.

         In September 1996, the Company entered into a $20,000,000, one-year revolving line of credit agreement with a financial institution. The agreement requires that the Company maintain certain financial ratios. The Company is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR. At March 31, 1997, borrowings under this facility totaled $19,191,000 and were committed through April 16, 1997. At December 31, 1996, borrowings under this facility totaled $19,302,000. These borrowings are reflected in the $2,373,279,000 and $1,953,103,000 of Short-Term Borrowings outstanding at March 31, 1997 and December 31, 1996.

         At March 31, 1997 and December 31, 1996, the Short-Term Borrowings had the following remaining maturities:

             (IN THOUSANDS)            MARCH 31, 1997       DECEMBER 31, 1996
                                       --------------       -----------------
             Within 30 days              $  588,937             $  268,042
             30 to 90 days                  622,985                667,567
             Over 90 days                 1,161,357              1,017,494
                                         ----------             ----------
             Total Borrowings            $2,373,279             $1,953,103
                                         ==========             ==========

         For the three months ended March 31, 1997 and March 31, 1996, the average balance of Short-Term Borrowings was $2,056,051,000 and $435,978,990 with a weighted average interest cost of 5.62% and 5.69%, respectively. The maximum balances outstanding during the three months ended March 31, 1997 and March 31, 1996 were $2,373,279,000 and
         $508,721,000, respectively.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1997 and December 31, 1996. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                 MARCH 31, 1997              DECEMBER 31, 1996
                                                 --------------              -----------------
                                             CARRYING        FAIR          CARRYING        FAIR
            (IN THOUSANDS)                    AMOUNT         VALUE          AMOUNT         VALUE
                                              ------         -----         --------        -----
            Assets
              Mortgage Assets               $2,602,687     $2,602,212     $2,151,319     $2,151,319
              IO's                               2,027          2,027          2,109          2,109
              Interest Rate Agreements           5,773          5,773          2,601          2,601

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

         As of March 31, 1997, a total of 6,612 shares of the Class B Preferred Stock has been converted into 6,612 shares of the Company's Common Stock. At March 31, 1997 and December 31, 1996, there were 999,638 and 1,006,250 shares of the Class B Preferred Stock outstanding, respectively.

NOTE 7.  STOCK PURCHASE WARRANTS

         At March 31, 1997 and December 31, 1996, there were 272,304 and 412,894 Warrants outstanding, respectively. Each Warrant entitles the holder to purchase 1.000667 shares of the Company's common stock at an exercise price of $15.00 per share. The Warrants remain exercisable until December 31, 1997.

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

         The number of shares of Common Stock available under the Stock Option Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At March 31, 1997 and December 31, 1996, 1,022,241 and 1,138,743
         shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At March 31, 1997 and December 31, 1996, 299,633 ISOs had been granted. The exercise price for ISOs granted under the Stock Option Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Stock Option Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

         The Company's Stock Option Plan permits stock options granted under the plan to accrue stock DERs. For the three months ended March 31, 1997 and March 31, 1996, the stock DERs accrued on NQSOs that had a stock DER feature resulted in non-cash charges to operating expenses of $123,859 and $84,919, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued are based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

         Information with respect to stock option and DER activity is as follows:

                                                          THREE MONTHS ENDED           YEAR ENDED
                                                              MARCH 31, 1997    DECEMBER 31, 1996
                                                              --------------    -----------------
         Outstanding options at beginning of period:                 421,577              310,857
            Options granted                                          250,000              141,300
            Options exercised                                             --              (42,083)
            Dividend equivalent rights earned                          2,910               11,503
                                                                     -------              -------
         Outstanding options at end of period                        674,487              421,577
                                                                     =======              =======
         Exercise price per share:
            For options exercised during period                           --        $0.10 - $0.11
            For options outstanding end of period             $0.10 - $42.50       $0.10 - $36.88

NOTE 9.  DIVIDENDS

         The Company declared and paid the following dividends for the three months ended March 31, 1997 and for the year ended December 31, 1996:

                                                               Dividends Per Share
                                                             ------------------------
         Declaration    Record      Payable      Total          Class B        Common
            Date         Date        Date      Dividends     Preferred Stock   Stock
            ----         ----        ----      ---------     ---------------   ------
            3/5/97      3/31/97    4/21/97     $7,898,301        $0.755        $0.600
          12/16/96     12/31/96    1/21/97     $5,268,314        $0.755        $0.410
           9/16/96      9/30/96    10/21/96    $4,016,274        $0.386        $0.400
           6/14/96      6/28/96    7/18/96     $3,408,046            --        $0.400
           3/11/96      3/29/96    4/19/96     $2,539,833            --        $0.460

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

         As of March 31, 1997, the Company had entered into a commitment to purchase $4.9 million of Mortgage Assets for settlement in April 1997. The Company had also entered into a commitment to purchase one Interest Rate Agreement for a premium of $25,125. At March 31, 1997, the Company had no other outstanding commitments to purchase or sell Mortgage Assets or to purchase, sell or terminate Interest Rate Agreements. The Company also had no commitments to enter into additional reverse repurchase agreements or other borrowings.

         Rental expense for office properties under operating leases for the three months ended March 31, 1997 and March 31, 1996, was $30,813 and $24,062, respectively.

         Future minimum rental commitments as of March 31, 1997 under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows:

                                                        MINIMUM RENTAL
                                                            COMMITMENT
                   YEAR ENDING                    AS OF MARCH 31, 1997
                   DECEMBER 31,                         (IN THOUSANDS)
                   ------------                          -------------
                       1997                                        143
                       1998                                        191
                       1999                                        191
                       2000                                        191
                       2001                                         64
                                                                  ----
                       Total                                      $524

         Effective January 1, 1997, the Company is bearing 100% of all expenses. Prior to 1997, the Company shared certain office expenses, such as lease payments and utilities, on a pro rata basis with GB Capital. GB Capital was owned by certain officers of the Company and ceased operations effective March 31, 1997. For the year ended December 31, 1996, the Company was bearing 95% of the lease expenses and GB Capital was bearing 5%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

         SAFE HARBOR STATEMENT

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc. (the "Company") and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on Page 26 of the Company's 1996 Form 10-K.

         OVERVIEW

         Redwood Trust, Inc. is a mortgage finance company which acquires mortgages and seeks to earn spread income while holding and managing the mortgages to maturity. The Company uses both its equity and borrowed funds to acquire mortgages. The Company's source of earnings is net interest income, or the interest income earned on mortgages less interest expense paid on borrowed funds and hedging costs. The Company believes its primary competitors are other financial institutions, such as banks and savings and loan institutions, which seek to earn spread income from managing mortgage assets. Compared to most of its competitors, the Company believes it benefits from a lower cost of operations and from its status as a Real Estate Investment Trust ("REIT"). As a REIT, the Company does not pay corporate Federal income taxes on its taxable income it pays out as dividends.

         The Company has sought to structure its business to achieve operational efficiencies and to minimize fixed costs. Instead of maintaining an in-house mortgage origination staff, the Company acquires mortgage assets from mortgage origination companies, savings and loans, banks and from the secondary mortgage market. The Company out-sources mortgage servicing functions. Rather than build a retail branch banking system to gather deposits (which would require the Company to obtain a bank or savings and loan charter, pay taxes and be regulated), the Company accesses borrowed funds in the capital markets. This strategy enables the Company to keep its operating costs low. In the first quarter of 1997, the Company's operating expenses to assets ratio was 0.20% and its efficiency ratio (operating expenses to net interest income) was 13%.

         As of March 31, 1997, all of the Company's mortgage assets consisted of adjustable-rate, first-lien mortgages on single-family properties or mortgage securities evidencing an interest in such mortgages. In the future the Company may acquire fixed-rate single-family mortgage loans as well as mortgage loans on multi-family or commercial properties.

         The Company is an "A" quality mortgage lending company: the Company does not own mortgages originated to "B", "C", or "D" quality origination or documentation standards except in limited circumstances when the Company has a degree of credit protection sufficient to eliminate most of the potential credit risk from such loans.

         The Company acquires high quality individual whole mortgage loans (28% of total mortgage assets as of March 31, 1997), mortgage securities evidencing an interest in pools of mortgage loans which have been fully insured against credit losses by one of the government-sponsored mortgage entities such as GNMA, FHLMC and FNMA (39% of total), mortgage securities which have partial private-sector credit-enhancement through insurance, subordination, or other means sufficient to warrant an investment-grade credit rating from one of the nationally-recognized credit rating firms (32% of total), and mortgage securities which are subordinated and have higher levels of credit risk such that they have received a rating below BBB (1% of total). The average credit rating equivalent of the Company's mortgage assets is AA+.

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

         As of March 31, 1997, 41% of the whole mortgage loans owned by the Company were secured by single-family residential properties located in California. In addition, 70% of the properties underlying the mortgage pools in which the Company owned an interest that was rated less than AA were located in California. Management believes that the economy and the trend of residential housing values in California were generally stable to improving in 1996 and the first quarter of 1997.

         The coupon rate the Company earns on its adjustable-rate mortgage assets (100% of all mortgage assets as of March 31, 1997) increases or falls in conjunction with changes in short-term interest rates, as does the rate the Company pays on its borrowings. The coupon rate on each mortgage generally adjusts on a one, six or twelve month cycle; approximately 2% of the Company's assets are "hybrid" adjustable rate mortgages that have an extended period to the first coupon change (averaging 30 months from March 31, 1997) and thereafter adjust on a regular 12 month schedule. The average term-to-next-adjustment for all of the Company's mortgage assets was five months as of March 31, 1997. Borrowings have maturities ranging from one to twelve months; the average maturity at March 31, 1997 was 79 days. Some of these borrowings have adjustable rates; the term-to-next-interest-rate-adjustment for these borrowings was 43 days as of March 31, 1997. The Company's interest rate agreement hedging program is designed to reduce the impact of negative effects that could occur in a rising interest rate environment as a result of mismatches between the adjustment dates of the Company's assets and liabilities. Such mismatches, before hedging, averaged 3.5 months at March 31, 1997. Changes in the coupon rates earned on the Company's mortgages are limited by periodic and lifetime caps; the Company's hedging program also seeks to mitigate the negative effects such mortgage coupon caps may have on spread income should short-term interest rates increase rapidly. Because the Company's adjustable-rate earning assets exceed its liabilities, the Company believes that rising short-term interest rates may lead to higher net earnings after a lag period, all other factors being equal. Similarly, falling short-term interest rates may lead to reduced net earnings after a lag period.

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

         RESULTS OF OPERATIONS: FIRST QUARTER 1997 VS. FIRST QUARTER 1996

         CHANGE IN CLASSIFICATION FOR CERTAIN ASSETS AND CHANGE IN CALCULATION METHOD FOR CERTAIN PREVIOUSLY REPORTED YIELDS AND RATIOS

         Through December 31, 1996, the Company classified all of its mortgage assets and interest rate agreements as "available-for-sale" and, as a result, carried these assets on its balance sheet at fair market value (estimated liquidation value). Starting in 1997, the Company has reclassified certain assets as "held-to-maturity". Accordingly, such assets are now carried on the Company's balance sheet at a carrying value that will be adjusted over time from the market value at the time of reclassification towards historical amortized cost. Neither the use of this different type of balance sheet classification nor the change from one type of balance sheet classification to the other will effect in any way the manner in which the Company manages its business or calculates its net income.

         As a result of this change, the stockholders' equity numbers reported by the Company on its balance sheet have become, in the opinion of management, more difficult to interpret as stockholders' equity includes a valuation account which incorporates mark-to-market adjustments on some mortgage assets and interest rate agreements, but not on other assets or on any liabilities. In addition, the valuation account includes the adjustment factor described above designed to move the carrying value of reclassified assets towards historical amortized cost over time. Thus stockholders' equity and the valuation account will not represent a full mark-to-market presentation nor will it reflect a historical amortized cost presentation.

         Since information regarding market values of assets and liabilities is a very important input into the management of the operations of the Company, and because management believes that these market values are a source of potentially valuable information for its shareholders, the Company will continue to fully disclose mark-to-market figures for all of its earning assets, interest rate agreements and liabilities in this "Management's Discussion and Analysis" section of its financial reports. See "Financial Condition -- Stockholders' Equity" below.

         In accordance with these changes, the Company has changed its method of calculating certain previously reported yields and ratios. Unless indicated otherwise, all such measures have now been calculated using historical amortized cost figures for all assets and liabilities; mark-to-market effects are excluded. For example, historical return on equity ("ROE") figures have been adjusted downwards slightly from previously reported ROE numbers as the Company's equity base on a historical amortized cost basis has, in the past, exceeded its equity base as calculated including unrealized market value losses on assets. These changes effect certain balance sheet and yield calculations, but do not effect the calculation of income. These changes are not material. Management has made these changes in an effort to make the presentation of these figures more useful and consistent.

         TOTAL NET INCOME

         Total net income to common and preferred shareholders, as calculated according to Generally Accepted Accounting Principles ("GAAP"), increased by 269%, from $2.0 million in the first quarter of 1996 to $7.2 million in the first quarter of 1997. Total net income available to common shareholders after preferred dividends increased by 230%, from $2.0 million in the first quarter of 1996 to $6.5 million in the first quarter of 1997. Growth in total net income was driven primarily by growth in average assets. From the first quarter of 1996 to the first quarter of 1997, average assets grew by 350% to $2.3 billion, interest income revenue grew by 322% to $38.6 million, net interest income grew by 227% to $9.1 million, credit provision expenses rose by 110% to $0.7 million and operating expenses grew by 137% to $1.2 million. Average total equity grew by 219% to $237.2 million.

         Growth in revenues and net interest income have lagged average asset growth somewhat as the Company has changed its asset mix towards lower credit risk assets with narrower spreads and as the Company has utilized a higher percentage of debt rather than equity to fund its mortgage assets. Credit provision expenses have not increased pro-rata with growth in average assets as the Company has not added to its portfolio of securitized mortgages rated less than AA since 1995. On average, the Company has moved towards an asset mix that, through March 31, 1997, has required a lower average level of credit provisions. Growth in operating expenses has lagged asset growth as the Company has become more efficient in its operations.

         The Company's primary income and expense categories are shown in Table 1.

                                     TABLE 1
                                   NET INCOME

                   REVENUES                 INTEREST                                   NET INCOME              INCOME
                      OR                     RATE       NET       CREDIT                 BEFORE                AFTER
                   INTEREST     INTEREST   AGREEMENT  INTEREST   PROVISION  OPERATING   PREFERRED  PREFERRED  PREFERRED
                    INCOME      EXPENSE     EXPENSE    INCOME     EXPENSE   EXPENSES    DIVIDENDS  DIVIDENDS  DIVIDENDS
                    ------      -------     -------    ------     -------   --------    ---------  ---------  ---------
                                                 (DOLLARS IN THOUSANDS)
Fiscal 1994         $ 1,296     $   760      $  8      $  528      $  0      $  146      $  382      $  0      $  382
1995, Quarter 1       2,170       1,533        16         621        19         201         401         0         401
1995, Quarter 2       2,960       2,190        82         688        40         198         450         0         450
1995, Quarter 3       3,986       2,432       112       1,442        84         364         994         0         994
1995, Quarter 4       6,610       4,453       129       2,028       350         368       1,310         0       1,310
1996, Quarter 1       9,131       6,202       151       2,778       331         493       1,954         0       1,954
1996, Quarter 2      12,901       9,075       255       3,571       477         594       2,500         0       2,500
1996, Quarter 3      19,371      14,447       350       4,574       516         671       3,387       388       2,999
1996, Quarter 4      25,881      19,467       402       6,012       372         796       4,844       760       4,084
1997, Quarter 1      38,568      28,900       595       9,073       695       1,167       7,211       755       6,456

SHARES OUTSTANDING

Table 2 below shows the number of common shares (which includes Class A preferred shares which were converted into common shares in 1995), preferred shares, and warrants outstanding at the end of each reporting period. The table also shows the average number of primary common shares (common shares outstanding increased by an amount based on potential future dilution due to warrants and options) used to calculate the Company's reported earnings per share. From the first quarter of 1996 to the first quarter of 1997, the average number of primary common shares outstanding increased by 98%.

                                     TABLE 2
                                NUMBER OF SHARES

                                                                                                            AVERAGE
                        COMMON      PREFERRED                                                              NUMBER OF
                        SHARES        SHARES       WARRANTS       AVERAGE      POTENTIAL      AVERAGE       COMMON
                     OUTSTANDING   OUTSTANDING   OUTSTANDING     NUMBER OF     DILUTION      NUMBER OF       AND
                          AT            AT           AT           COMMON        DUE TO        PRIMARY     PREFERRED
                        PERIOD        PERIOD       PERIOD         SHARES       WARRANTS       COMMON        SHARES
                         END            END          END        OUTSTANDING   AND OPTIONS     SHARES      OUTSTANDING
                         ---            ---          ---        -----------   -----------     ------      -----------

Fiscal 1994           1,874,395              0     1,666,063     1,676,080      240,766      1,916,846     1,676,080
1995, Quarter 1       1,874,395              0     1,666,063     1,874,395      240,766      2,115,161     1,874,395
1995, Quarter 2       1,874,395              0     1,666,063     1,874,395      188,699      2,063,094     1,874,395
1995, Quarter 3       5,516,313              0     1,666,063     3,944,129      239,009      4,183,138     3,944,129
1995, Quarter 4       5,517,299              0     1,665,063     5,516,310      563,197      6,079,507     5,516,310
1996, Quarter 1       5,521,376              0     1,665,063     5,521,376      608,211      6,129,587     5,521,376
1996, Quarter 2       8,520,116              0     1,563,957     7,813,974      786,258      8,600,232     7,813,974
1996, Quarter 3       9,069,653      1,006,250     1,076,431     8,732,326      783,848      9,516,174     9,246,389
1996, Quarter 4      10,996,572      1,006,250       412,894     9,705,138      747,334     10,452,472    10,711,388
1997, Quarter 1      11,905,957        999,638       272,304    11,605,171      511,696     12,116,867    12,610,686

EARNINGS PER PRIMARY SHARE (EPS)

Reported earnings per primary common share (EPS) in the first quarter of 1997 were $0.53. This was an increase of 66% from the $0.32 earned in the first quarter of 1996. As shown in Table 3, the two primary components of this increase in EPS were an 18% increase in the return on equity earned by the Company and a 33% increase in book value per share (the amount of equity per share the Company has available with which to generate earnings).

                                     TABLE 3
                    PRIMARY COMPONENTS OF EARNINGS PER SHARE
                        (HISTORICAL AMORTIZED COST BASIS)

                                                         EARNINGS                           EARNINGS
                                         RETURN             PER           ADJUSTMENT           PER
                       AVERAGE             ON             AVERAGE            FOR             PRIMARY
                       COMMON            AVERAGE          COMMON          POTENTIAL          COMMON
                     EQUITY PER          COMMON            SHARE            FUTURE            SHARE
                        SHARE            EQUITY         OUTSTANDING        DILUTION          ("EPS")
                        -----            ------         -----------        --------          -------
Fiscal 1994             $12.01            5.25%            $0.23             $0.03            $0.20
1995, Quarter 1          12.36            6.94%             0.21              0.02             0.19
1995, Quarter 2          12.27            7.82%             0.24              0.02             0.22
1995, Quarter 3          13.37            7.54%             0.25              0.01             0.24
1995, Quarter 4          13.38            7.10%             0.24              0.02             0.22
1996, Quarter 1          13.49           10.50%             0.35              0.03             0.32
1996, Quarter 2          15.05            8.50%             0.32              0.03             0.29
1996, Quarter 3          15.16            9.06%             0.34              0.02             0.32
1996, Quarter 4          15.99           10.53%             0.42              0.03             0.39
1997, Quarter 1          17.89           12.44%             0.56              0.03             0.53

Return on equity increased as a result of increasing operational and capital efficiencies at the Company. As shown in Table 4, the return on total equity (including common and preferred equity) earned by the Company rose from 10.50% in the first quarter of 1996 to 12.16% in the first quarter of 1997 Net interest income per dollar of total equity increased from 14.92% to 15.30% as the Company increased its capital utilization efficiency. Credit expenses as a percentage of total equity dropped from 1.78% to 1.17% as the result of the shift the Company has been making since mid-1995 towards the acquisition of lower-credit-risk assets. Operating expenses as a percentage of total equity dropped from 2.64% to 1.97% as the Company became more productive. See "Earning Asset Yield and Interest Rate Spread", "Net Interest Income", "Credit Expenses" and "Operating Expenses" below.

                                     TABLE 4
                  PRIMARY COMPONENTS OF RETURN ON TOTAL EQUITY
                        (HISTORICAL AMORTIZED COST BASIS)

                        NET
                      INTEREST                                                                       RATIO OF
                       INCOME       CREDIT      OPERATING                                            AVERAGE
                     RETURN ON   PROVISIONS/    EXPENSE/     RETURN ON    RETURN ON                   ASSETS
                      AVERAGE      AVERAGE       AVERAGE      AVERAGE      AVERAGE     RETURN ON        TO
                       TOTAL        TOTAL         TOTAL        TOTAL        COMMON      AVERAGE       TOTAL
                       EQUITY       EQUITY       EQUITY        EQUITY       EQUITY       ASSETS       EQUITY
                       ------       ------       ------        ------       ------       ------       ------
Fiscal 1994              7.27%      0.00%         2.01%         5.25%         5.25%      1.81%        2.90x
1995, Quarter 1         10.73%      0.32%         3.48%         6.94%         6.94%      1.26%        5.48x
1995, Quarter 2         11.96%      0.70%         3.44%         7.82%         7.82%      1.10%        7.13x
1995, Quarter 3         10.94%      0.64%         2.76%         7.54%         7.54%      1.85%        4.08x
1995, Quarter 4         10.99%      1.90%         1.99%         7.10%         7.10%      1.40%        5.06x
1996, Quarter 1         14.92%      1.78%         2.64%        10.50%        10.50%      1.52%        6.89x
1996, Quarter 2         12.14%      1.62%         2.02%         8.50%         8.50%      1.30%        6.56x
1996, Quarter 3         12.40%      1.40%         1.82%         9.18%         9.06%      1.17%        7.83x
1996, Quarter 4         13.01%      0.81%         1.72%        10.48%        10.53%      1.25%        8.39x
1997, Quarter 1         15.30%      1.17%         1.97%        12.16%        12.44%      1.25%        9.74x

The Company's equity per share (on a historical amortized cost basis excluding the mark-to-market valuation adjustments that have been made on a portion of the Company's assets) has increased due to accretive stock offerings priced at levels in excess of book value per share. In addition, in the first quarter of 1997, the Company's equity per share as reported increased due to market value appreciation of Company assets. Equity per share growth has been offset to some degree by the exercise of warrants and options, the payment of dividends (which are based on taxable income) in excess of GAAP income, and other factors. As shown in Table 24, total equity per share (excluding mark-to-market valuation adjustments) increased by 44% from $13.26 at March 31, 1996 to $19.03 at March 31, 1997. Table 5 shows how each of the Company's public stock offerings increased the Company's total equity per share (and thus its earnings per share potential).

                                     TABLE 5
                            ACCRETIVE STOCK OFFERINGS
                        (HISTORICAL AMORTIZED COST BASIS)

                                                                              %           %          %
                                                                          INCREASE    INCREASE   INCREASE
                                                                             IN          IN        IN
                                      NUMBER     PRICE PER      NET        NUMBER       TOTAL   EQUITY PER
SECURITY                   DATE      OF SHARES     SHARE      PROCEEDS    OF SHARES    EQUITY      SHARE
--------                   ----      ---------     -----      --------    ---------    ------      -----
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Common Stock - IPO       08/04/95    3,593,750    $ 15.50     $ 51,281        187%      224%        13%
Common Stock             04/19/96    2,875,000      20.25       54,730         52%       74%        15%
Class B Preferred Stock  08/17/96    1,006,250      31.00       29,712         12%       23%        10%
Common Stock             11/19/96    1,250,000      31.75       39,171         12%       23%        10%
Common Stock             01/24/97      750,000      39.50       29,223          6%       14%         7%

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

Taxable income differs from GAAP because (i) taxable income credit expense equals actual credit losses rather than credit provisions (actual credit losses through March 31, 1997 have been minor), (ii) amortization methods differ for discount that has been created when mortgages have been acquired at a price below principal value, (iii) stock dividend equivalent rights which accrue on some stock options are deducted from GAAP income as an operating expense but are not deducted from taxable income until the stock is issued, and (iv) operating expenses differ in certain other aspects. Management believes taxable income is a closer approximation of current cash flow generation than is GAAP income.

Taxable income (before preferred dividends) in the first quarter of 1997 was $7.9 million and was 10% higher than GAAP net income (before preferred dividends) of $7.2 million during the same period. The table below presents the major differences between GAAP and taxable income for the Company.

                                     TABLE 6
                                 TAXABLE INCOME

                                         GAAP        TAXABLE
                                        CREDIT      OPERATING
                            GAAP      PROVISIONS     EXPENSES     TAXABLE      TAXABLE      TAXABLE      TAXABLE
                         NET INCOME  IN EXCESS OF      AND         INCOME       INCOME     RETURN ON    RETURN ON
                           BEFORE      REALIZED      MORTGAGE      BEFORE       AFTER       AVERAGE      AVERAGE
                         PREFERRED      CREDIT     AMORTIZATION  PREFERRED    PREFERRED      COMMON       TOTAL
                         DIVIDENDS      LOSSES     DIFFERENCES   DIVIDENDS    DIVIDENDS      EQUITY       EQUITY
                         ---------      ------     -----------   ---------    ---------      ------       ------
                                                        (DOLLARS IN THOUSANDS)
Fiscal 1994                $ 382         $  0         $ (28)      $  354       $  354        4.86%        4.86%
1995, Quarter 1              401           19           (12)         408          408        7.05%        7.05%
1995, Quarter 2              450           40            38          528          528        9.19%        9.19%
1995, Quarter 3              994           84             5        1,083        1,083        8.21%        8.21%
1995, Quarter 4            1,310          347           156        1,813        1,813        9.83%        9.83%
1996, Quarter 1            1,954          331           264        2,549        2,549       13.69%       13.69%
1996, Quarter 2            2,500          477           165        3,142        3,142       10.69%       10.69%
1996, Quarter 3            3,387          516           145        4,048        3,660       11.06%       10.97%
1996, Quarter 4            4,844          365           220        5,429        4,669       12.03%       11.75%
1997, Quarter 1            7,211          653            48        7,912        7,157       13.79%       13.34%

DIVIDENDS

The Company declared a dividend of $0.60 per common share in the first quarter of 1997 resulting in a total dividend distribution (including preferred dividends) of $7.9 million, or 99.8% of taxable income earned during the quarter. Through March 31, 1997, cumulative taxable income exceeded cumulative dividends paid or declared by $0.4 million; the Company intends to distribute this excess taxable income as part of the Company's future dividends.

The first quarter common stock dividend of $0.60 per share represented a 46% increase over the $0.41 per common share declared in the fourth quarter of 1996 and an increase of 30% over the $0.46 declared for the first quarter of 1996.

The Company's Class B Preferred stock outstanding at period end receives a quarterly dividend of $0.755 per share or, if greater, the common stock dividend. There were 999,638 shares of Class B Preferred stock outstanding at March 31, 1997. Dividends for the first quarter of 1997 equaled the minimum level of $0.755 per share.

                                     TABLE 7
                                    DIVIDENDS

                                      TAXABLE
                                      INCOME
                                       AFTER
                                     PREFERRED                                                              TOTAL
                         COMMON      DIVIDENDS                        PREFERRED                            COMMON
                         SHARES        PER       COMMON                SHARES     PREFERRED                  AND
                      OUTSTANDING     COMMON    DIVIDEND     TOTAL   OUTSTANDING   DIVIDEND     TOTAL      PREFERRED
                        EARNING       SHARE     DECLARED     COMMON    EARNING     DECLARED    PREFERRED   DIVIDENDS
                        DIVIDEND    OUTSTANDING PER SHARE   DIVIDEND  DIVIDEND    PER SHARE    DIVIDEND    DECLARED
                        --------    ----------- ---------   --------  ---------   ---------    --------    --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER  SHARE DATA)
Fiscal 1994             1,401,904     $ 0.25     $ 0.25      $  350           0    $ 0.000       $  0      $  350
1995, Quarter 1         1,666,063       0.25       0.20         333           0      0.000          0         333
1995, Quarter 2         1,666,063       0.32       0.30         500           0      0.000          0         500
1995, Quarter 3         5,516,313       0.20       0.20       1,103           0      0.000          0       1,103
1995, Quarter 4         5,517,299       0.33       0.26       1,434           0      0.000          0       1,434
1996, Quarter 1         5,521,376       0.46       0.46       2,540           0      0.000          0       2,540
1996, Quarter 2         8,520,116       0.37       0.40       3,408           0      0.000          0       3,408
1996, Quarter 3         9,069,653       0.40       0.40       3,628   1,006,250      0.386        388       4,016
1996, Quarter 4        10,996,572       0.42       0.41       4,508   1,006,250      0.755        760       5,268
1997, Quarter 1        11,905,957       0.60       0.60       7,144     999,638      0.755        755       7,899

EARNING ASSET YIELD AND INTEREST RATE SPREAD

The yield on the Company's earning assets (mortgages plus cash) declined from 7.34% in the first quarter of 1996 to 6.87% in the first quarter of 1997, a decline of 47 basis points. Over the same period, the Company's cost of funds declined by 7 basis points from 5.69% to 5.62% and the Company's cost of hedging declined by 2 basis points from 0.14% to 0.12%. As a result of these changes, the spread the Company earned between the yield on its assets and its cost of borrowed funds and hedging declined from 1.51% in the first quarter of 1996 to 1.13% in the first quarter of 1997.

The asset mix of the Company, and therefore the earning asset yield and the spread the Company earned, changed from the first quarter of 1996 to first quarter of 1997. Beginning in 1995, the Company ceased the acquisition of higher-yielding, wider-spread, higher-credit-risk assets such as mortgage securities rated below AA and focused on the acquisition of lower-yielding, narrower-spread, lower-credit-risk assets such as high-quality whole loans and mortgage securities rated AAA and AA. A competitive return on equity can be achieved by the Company on these new higher-quality assets, despite a lower yield and a narrower interest rate spread, as the Company makes a smaller internal capital allocation to these assets and expenses a lower level of credit provisions.

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

                                     TABLE 8
                  EARNING ASSET YIELD AND INTEREST RATE SPREAD

                  AVERAGE                      EFFECT OF
                  COUPON                          NET
                   RATE     AVERAGE  AVERAGE   DISCOUNT/     NET              EARNING                        INTEREST
                  DURING     COST     COUPON   (PREMIUM)   MORTGAGE   CASH     ASSET    COST OF    COST OF     RATE
                  PERIOD     BASIS    YIELD   AMORTIZATION  YIELD     YIELD    YIELD     FUNDS     HEDGING    SPREAD
                  ------     -----    -----   ------------  -----     -----    -----     -----     -------    ------
Fiscal 1994        6.09%     100.0%   6.09%      0.45%      6.54%     4.73%    6.33%     5.55%      0.06%      0.72%
1995, Quarter 1    6.32%      99.5%   6.35%      0.70%      7.05%     4.96%    7.03%     5.96%      0.06%      1.01%
1995, Quarter 2    6.82%      98.5%   6.92%      0.51%      7.43%     5.57%    7.41%     6.26%      0.23%      0.92%
1995, Quarter 3    7.29%      98.7%   7.39%      0.30%      7.69%     5.53%    7.66%     6.09%      0.28%      1.29%
1995, Quarter 4    7.59%      99.3%   7.64%     (0.25%)     7.39%     5.48%    7.34%     6.04%      0.18%      1.12%
1996, Quarter 1    7.73%      98.8%   7.82%     (0.44%)     7.38%     5.93%    7.34%     5.69%      0.14%      1.51%
1996, Quarter 2    7.47%     100.0%   7.48%     (0.56%)     6.92%     5.61%    6.90%     5.57%      0.16%      1.17%
1996, Quarter 3    7.52%     101.0%   7.44%     (0.52%)     6.92%     5.30%    6.90%     5.78%      0.14%      0.98%
1996, Quarter 4    7.58%     101.4%   7.48%     (0.59%)     6.89%     5.31%    6.87%     5.76%      0.12%      0.99%
1997, Quarter 1    7.70%     101.8%   7.56%     (0.68%)     6.88%     5.69%    6.87%     5.62%      0.12%      1.13%

The Company's earning asset yield and spread were also diminished in the first quarter of 1997 due to an increase in the rate of mortgage principal repayments on those assets for which the Company paid a premium price. As shown in Table 9, the Company wrote off its premium balances at an annual rate of 25% in the first quarter of 1996 and 29% in the first quarter of 1997. The Company writes off premium as an amortization expense at a rate equal to or greater than the actual monthly rate of principal repayment on those assets, so increases in principal repayment rates cause an increase in amortization expense. The mortgages the Company acquired at a discount also had rapid rates of mortgage principal repayment; the Company does not amortize its discount balances into income at a correspondingly rapid rate, however, as the discount balance acts as a form of credit reserve for these assets. See "Credit Reserves" below.

The average annualized rate of principal repayment of the Company's mortgage assets was 32% in the first quarter of 1997. This measure includes scheduled principal payments, prepayments of principal, and the effects of returns of principal caused by certain calls imbedded in securitized mortgage interests. It represents the rate at which the Company must acquire new mortgage assets in order to maintain its current size. A significant and increasing portion of the Company's mortgage assets represent senior interests in pools of mortgage loans; such senior interests typically receive principal repayments at an accelerated rate relative to the rate of principal pay down of the underlying mortgage pool. The Company's rate of mortgage principal repayment has increased, in part, because of this change in asset mix. The weighted average Conditional Prepayment Rate ("CPR") of the Company's mortgage loans and for the pools of mortgages underlying the Company's securitized interests was 23% in the first quarter of 1997; CPR is a standard mortgage industry calculation which measures mortgage prepayments but does not include scheduled mortgage principal repayments or the effects of accelerated payments or calls. The adjustable-rate mortgages the Company has acquired have generally been of a type that should be expected to experience faster rates of principal repayment and higher CPRs than many other types of adjustable-rate and fixed-rate mortgages. At acquisition, the Company assumes that these mortgages will pay down at rapid rates; the Company adjusts its bids for mortgage assets accordingly.

                                     TABLE 9
                         AMORTIZATION ON MORTGAGE ASSETS

                                                                                       NET        NET        EST. AVE.
                                      ANNUAL                        ANNUAL     NET    MORTGAGE   MORTGAGE    CONDITIONAL
                  AVERAGE             RATE OF   AVERAGE             RATE OF  AMORT.   PRINCIPAL   PRINCIPAL   PREPYMNT
                  DISCOUNT  DISCOUNT  DISCOUNT  PREMIUM   PREMIUM   PREMIUM  INCOME/  REPAYMTS    REPAYMT      RATE
                  BALANCE    AMORT.    AMORT.   BALANCE   AMORT.    AMORT.  (EXPENSE) RECEIVED     RATE        "CPR"
                  -------    -----     ------   -------   ------    ------  -------   --------     ----        -----
                                                 (DOLLARS IN THOUSANDS)
Fiscal 1994       $   440    $ 101      63%     $   450   $   19     12%    $    82   $  1,244       7%         9%
1995, Quarter 1     1,440      234      65%         785       19     10%        215      2,673       9%         8%
1995, Quarter 2     3,528      237      27%       1,175       34     12%        203      2,934       7%        11%
1995, Quarter 3     6,017      280      19%       3,351      123     15%        157      8,319      16%        21%
1995, Quarter 4    10,889      210       8%       8,314      429     21%       (219)    24,898      28%        25%
1996, Quarter 1    16,941      177       4%      11,299      707     25%       (530)    32,814      27%        26%
1996, Quarter 2    16,739      245       6%      16,402    1,268     31%     (1,023)    53,058      29%        29%
1996, Quarter 3    16,471      271       7%      27,233    1,707     25%     (1,436)    76,942      28%        24%
1996, Quarter 4    16,236      217       5%      36,977    2,425     26%     (2,208)    95,610      26%        23%
1997, Quarter 1    15,927      272       7%      56,374    4,090     29%     (3,818)   173,362      32%        23%

The Company's earning asset yield and interest rate spread also declined during the first quarter of 1997 as prospective yields and spreads available from newly acquired mortgages declined throughout 1996 and thus far in 1997. Mortgage prices have risen over the past year relative to expected future cash flows. Management believes mortgage prices have risen due to strong demand from banks, savings and loans, and other financial institutions (stemming from a continued state of over-capitalization), an increase in the price of financial assets in general, a decrease in interest rate volatility, and other factors. The effect on the Company's earnings of this increase in mortgage prices for new assets was offset to some degree by a reduced cost of hedging.

As noted, the Company's spread has narrowed over the past year for a variety of reasons (some of which are temporary); at the same time, however, the Company has significantly improved its operating and capital efficiencies. These efficiencies have allowed the Company to increase return on equity over this period despite lower yields and spreads.

As compared to the spread of 0.99% the Company earned in the fourth quarter of 1996, the 1.13% earned in the first quarter of 1997 was an improvement. The Company's earning asset yield remained flat at 6.87% while the Company lowered its cost of funds by 0.14%.

NET INTEREST INCOME

Net interest income, or interest income revenues less the cost of funds and hedging, increased from $2.8 million in the first quarter of 1996 to $9.1 million in the first quarter of 1997.

As a percentage of average total equity, net interest income increased from 14.92% in the first quarter of 1996 to 15.30% in the first quarter of 1997. There were three primary factors affecting profitability at the net interest income level. First, the earning asset yield decreased from 7.34% to 6.87% over this period, thus reducing the rate of net interest income the Company earned from its mortgage assets funded directly with equity proceeds. In addition, as discussed above, the spread the Company earned between its asset yield and its cost of borrowed funds decreased from 1.51% to 1.13%. As an offsetting positive factor, however, the Company was able to reduce risk on its balance sheet and thereby lower its target equity-to-assets ratio. This combined with better coordination of the timing of receipt of new equity and its employment in earning assets allowed the Company to utilize more leverage and increase returns. The target equity-to-assets ratio dropped from 12.8% to 10.1% and the average actual equity-to-asset ratio dropped from 14.5% to 10.3%. (Balance sheet capacity utilization increased from 88% to 98%).

From the fourth quarter of 1996 to the first quarter of 1997, net interest income as a percentage of equity increased from 13.01% to 15.30%. The earning asset yield in both quarters was 6.87%, so earnings from equity-funded assets were similar. The interest rate spread earned increased from 0.99% to 1.13%. In addition, the Company was able to make greater use of leverage due to continued risk reduction (the target equity-to-assets ratio dropped from 10.2% to 10.1%) and due to an increase in balance sheet capacity utilization from 86% to 98% (the average actual equity-to-asset ratio dropped from 11.9% to 10.3%).

                                    TABLE 10
                               NET INTEREST INCOME

                   NET                       AVERAGE                            RATIO
                 INTEREST                     EQUITY   AVERAGE     PERCENT        OF
                  INCOME                        TO      TARGET       OF         SPREAD
                 RETURN ON                    ASSETS    EQUITY     CAPITAL      FUNDED
                 AVERAGE   EARNING   INTEREST RATIO       TO      EMPLOYED      ASSETS        NET
                  TOTAL     ASSET     RATE    DURING    ASSETS     DURING         TO        INTEREST
                  EQUITY    YIELD    SPREAD   PERIOD    RATIO      PERIOD       EQUITY      MARGIN
                  ------    -----    ------   ------    -----      ------       ------      ------
Fiscal 1994        7.27%    6.33%     0.72%   34.5%     10.6%        31%        1.88x        2.50%
1995, Quarter 1   10.73%    7.03%     1.01%   18.2%     12.9%        71%        4.44x        1.96%
1995, Quarter 2   11.96%    7.41%     0.92%   14.0%     13.2%        94%        6.09x        1.68%
1995, Quarter 3   10.94%    7.66%     1.29%   24.5%     13.6%        55%        3.03x        2.68%
1995, Quarter 4   10.99%    7.34%     1.12%   19.8%     13.6%        69%        4.00x        2.17%
1996, Quarter 1   14.92%    7.34%     1.51%   14.5%     12.8%        88%        5.86x        2.17%
1996, Quarter 2   12.14%    6.90%     1.17%   15.2%     11.4%        75%        5.54x        1.85%
1996, Quarter 3   12.40%    6.90%     0.98%   12.8%     10.7%        84%        6.77x        1.58%
1996, Quarter 4   13.01%    6.87%     0.99%   11.9%     10.2%        86%        7.31x        1.55%
1997, Quarter 1   15.30%    6.87%     1.13%   10.3%     10.1%        98%        8.67x        1.57%

The net interest margin is net interest income divided by assets. This ratio changes as a function of the leverage ratio and other factors. As shown in Table 10, due to improving spreads and other efficiencies the net interest margin has remained steady in a narrow range over the last three quarters even though the Company has made greater use of leverage.

CREDIT LOSSES AND PROVISIONS

Realized actual credit losses were $0 in the first quarter of 1996 and were $42,713 in the first quarter of 1997. The losses reduced taxable income and dividends by the indicated amounts for those quarters, but did not impact reported GAAP net income as they were previously provided for. The Company expects to realize credit losses throughout 1997.

The Company reduced reported net income by $695,470 in the first quarter of 1997 to provide for possible future credit losses. As shown in Table 11, this provision represented 0.12% of average assets and 1.17% of total average equity. The credit provision in the first quarter of 1996 was $331,516, or 0.26% of assets and 1.78% of equity. The Company has been able to reduce its credit provision rate as its reduces the average level of credit risk on its balance sheet (below-BBB-rated mortgage securities have declined from 4.9% of assets at March 31, 1996 to 1.1% of assets at March 31, 1997).

The Company recently changed its policy regarding credit provisions for whole mortgage loans. Formerly, the Company took a provision for "A" quality whole loans at the time of acquisition equal to 0.30% of the principal value of the mortgages. In the fourth quarter of 1996, the Company started taking whole loan credit provisions on an on-going, rather than a one-time, basis in order to avoid large unwarranted swings in reported income that could be caused by acquisitions of bulk loan portfolios. Under the new policy, the Company takes on-going credit provisions at an annual rate of 0.15% of the principal value of "A" quality whole loans. The increase in credit provisions from the fourth quarter of 1996 to the first quarter of 1997 is primarily the result of this change in provision method and of a large bulk whole loan acquisition at the end of 1996.

                                    TABLE 11
                   CREDIT PROVISIONS AND ACTUAL CREDIT LOSSES

                                                                                          ANNUALIZED
                                                                     ANNUALIZED             CREDIT
                                                  TOTAL                CREDIT             PROVISIONS
                                TOTAL             ACTUAL             PROVISIONS           TO AVERAGE
                                CREDIT            CREDIT             TO AVERAGE             TOTAL
                              PROVISIONS          LOSSES               ASSETS               EQUITY
                              ----------          ------               ------               ------
                                 (DOLLARS IN THOUSANDS)
Fiscal 1994                     $  0                 $ 0               0.00%                0.00%
1995, Quarter 1                   19                   0               0.06%                0.32%
1995, Quarter 2                   40                   0               0.10%                0.70%
1995, Quarter 3                   84                   0               0.16%                0.64%
1995, Quarter 4                  350                   4               0.38%                1.90%
1996, Quarter 1                  331                   0               0.26%                1.78%
1996, Quarter 2                  477                   0               0.25%                1.62%
1996, Quarter 3                  516                   0               0.18%                1.40%
1996, Quarter 4                  372                   7               0.10%                0.81%
1997, Quarter 1                  695                  42               0.12%                1.17%

OPERATING EXPENSES

The Company has been able to improve its operating efficiency over time. As shown in Table 12, total operating expenses rose from $0.5 million in the first quarter of 1996 to $1.2 million in the first quarter of 1997. As a percentage of average assets, however, annualized operating expenses dropped from 0.38% to 0.20% and as a percentage of total average equity annualized operating expenses dropped from 2.64% to 1.97%. Thus, the improvement in return on equity over this period due to increasing operational efficiencies was 0.67%.

From the fourth quarter of 1996 to the first quarter of 1997, operating expenses rose by 47%, although most measures of operational efficiency remained the same or improved. The Company significantly increased the accrual rates it uses for cash compensation in anticipation of moving to a market-based salary and bonus system for all employees except the Chairman/CEO and the President. Following a third-party analysis of compensation practices at comparable companies, the management and the Board of Directors decided that the Company and its shareholders would best be served by increasing salaries and materially increasing potential bonus awards for some employees in order to reflect market rates of compensation. In order to maintain the current close alignment between shareholders' interests and the compensation of the top employees, however, the Board of Directors decided that the two senior executives will continue to be compensated primarily with stock options and related dividend equivalent rights and anticipates, given current information, that these two executives will continue to receive salary and annual bonus awards which will be substantially below market-based rates.

                                    TABLE 12
                               OPERATING EXPENSES

                                                          EFFICIENCY
                                                             RATIO
                                                          (OPERATING                  OPERATING      AVERAGE
                     COMPENSATION                          EXPENSE/      OPERATING     EXPENSE/    ASSETS PER
                         AND        OTHER      TOTAL          NET        EXPENSE/      AVERAGE      AVE. # OF
                       BENEFITS   OPERATING  OPERATING     INTEREST       AVERAGE       TOTAL       EMPLOYEES
                       EXPENSE     EXPENSE    EXPENSE       INCOME)       ASSETS        EQUITY        ($MM)
                       -------     -------    -------       -------       ------        ------        -----
                        (DOLLARS IN THOUSANDS)
Fiscal 1994             $ 63        $ 83      $ 146           28%          0.69%        2.01%          $ 12
1995, Quarter 1           81         120        201           32%          0.63%        3.48%            25
1995, Quarter 2           81         117        198           29%          0.48%        3.44%            33
1995, Quarter 3          204         160        364           25%          0.68%        2.76%            39
1995, Quarter 4          151         217        368           18%          0.39%        1.99%            53
1996, Quarter 1          319         174        493           18%          0.38%        2.64%            70
1996, Quarter 2          384         210        594           17%          0.31%        2.02%            84
1996, Quarter 3          390         281        671           15%          0.23%        1.82%           115
1996, Quarter 4          480         316        796           13%          0.21%        1.72%           155
1997, Quarter 1          732         435      1,167           13%          0.20%        1.97%           221

PER SHARE TRENDS

Table 13 below shows the Company's assets, equity, and income statement components on a per average share outstanding basis (including both common and preferred shares). From the first quarter of 1996 to the first quarter of 1997, the Company was able to increase its average assets per average share by 97%, from $93 to $183. This increase was due to reduced equity-to-assets ratio targets attributable to risk reductions in the balance sheet, rising capital efficiencies resulting in greater balance sheet capacity utilization, and increasing equity per share values. Revenues per share increased by 85% and net interest income per share increased by 44% over the one year period from first quarter 1996 to first quarter 1997. Per share costs of credit expenses and operating expenses remained stable. Total net income per share (including preferred and common shares) rose 63% from $0.35 to $0.57.

                                    TABLE 13
                              PER SHARE INFORMATION

                        AVERAGE      AVERAGE                 NET INTEREST    CREDIT     OPERATING
                         ASSETS    TOTAL EQUITY   REVENUES      INCOME     PROVISIONS    EXPENSES    NET INCOME
                      PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE  PER AVERAGE
                       COMMON AND   COMMON AND   COMMON AND   COMMON AND   COMMON AND   COMMON AND   COMMON AND
                       PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED
                         SHARE        SHARE        SHARE        SHARE        SHARE        SHARE        SHARE
                         -----        -----        -----        -----        -----        -----        -----
Fiscal 1994             $ 34.85       $12.01       $0.77        $0.31        $0.00        $0.09        $0.22
1995, Quarter 1           67.77        12.36        1.16         0.33         0.01         0.11         0.21
1995, Quarter 2           87.54        12.27        1.58         0.37         0.02         0.11         0.24
1995, Quarter 3           54.54        13.37        1.01         0.37         0.02         0.09         0.26
1995, Quarter 4           67.72        13.38        1.20         0.37         0.06         0.07         0.24
1996, Quarter 1           92.87        13.49        1.65         0.50         0.06         0.09         0.35
1996, Quarter 2           98.76        15.05        1.65         0.45         0.06         0.07         0.32
1996, Quarter 3          124.97        15.96        2.10         0.50         0.06         0.07         0.37
1996, Quarter 4          144.83        17.26        2.42         0.55         0.03         0.07         0.45
1997, Quarter 1          183.09        18.81        3.06         0.72         0.06         0.09         0.57

FINANCIAL CONDITION

SUMMARY

Management believes the Company is well capitalized for the levels of risks undertaken. The Company's assets are single-family mortgage assets. A majority of these assets are further credit-enhanced beyond the inherent value of a mortgage secured by a first lien on a residential property. The liquidity of a majority of the Company's assets has been enhanced through the securitization and credit rating process. The interest rate risks of the Company's assets and liabilities are well matched; all mortgages have adjustable-rate coupons after an initial period and are financed with equity and with variable-rate borrowings. Interest rate risks which remain on the balance sheet after this matching program are mitigated through the Company's interest rate hedging program. The Company has uncommitted borrowing facilities in excess of its needs. The Company only takes credit risk on mortgages underwritten to "A" quality standards. The Company takes credit provisions to reserve for potential future credit losses. The Company has low operating expenses and a high percentage of its equity invested in earning assets. The Company's capital base is tangible capital. Nevertheless, the Company maintains an equity-to-assets ratio that is higher than that of many banks, savings and loans, insurance companies, and REITs that act as mortgage portfolio lenders.

END OF PERIOD BALANCE SHEET

The Company's assets consist primarily of earning assets (mortgage assets and cash). As shown in the table below, total assets increased by $0.5 billion, or 21%, from December 31, 1996 to March 31, 1997. The figures in the table below present the balance sheet on a historical amortized cost basis and therefore exclude the mark-to-market valuation account from balances shown for mortgage assets, interest rate agreements, and stockholders' equity. This is the presentation the Company would report if it had classified all of its assets as "held-to-maturity".

                                    TABLE 14
                           END OF PERIOD BALANCE SHEET
                        (HISTORICAL AMORTIZED COST BASIS)

                                                         RCVBLES
                                               INTEREST    AND
                           MORTGAGE   CREDIT     RATE     OTHER     TOTAL                          PREFERRED  COMMON    TOTAL
END OF PERIOD      CASH     ASSETS    RESERVE   AGRMNTS   ASSETS    ASSETS    BORROWINGS  PAYABLES  EQUITY    EQUITY    EQUITY
-------------      ----     ------    -------   -------   ------    ------    ----------  --------  ------    ------    ------
                                                         (DOLLARS IN THOUSANDS)
Fiscal 1994      $ 1,027  $  120,135  $    (0)  $ 1,791  $ 1,132  $  124,085  $  100,376  $    872  $     0  $ 22,837  $ 22,837
1995, Quarter 1      953     141,793      (19)    2,069    1,193     145,989     121,998     1,090        0    22,901    22,901
1995, Quarter 2    1,620     174,415      (59)    2,025    1,634     179,635     155,881       907        0    22,847    22,847
1995, Quarter 3    1,150     298,894     (143)    2,394    2,650     304,944     228,826     2,095        0    74,023    74,023
1995, Quarter 4    4,825     436,235     (490)    2,521    3,941     447,032     370,316     2,951        0    73,765    73,765
1996, Quarter 1    9,705     569,744     (821)    2,534    5,216     586,378     508,721     4,447        0    73,210    73,210
1996, Quarter 2   10,407   1,011,846   (1,298)    2,835    9,092   1,032,882     896,214     7,821        0   128,847   128,847
1996, Quarter 3   14,599   1,377,332   (1,814)    3,286   12,136   1,405,539   1,225,094    14,867   29,712   135,866   165,578
1996, Quarter 4   11,068   2,155,469   (2,180)    6,200   17,100   2,187,657   1,953,103    20,089   29,579   184,886   214,465
1997, Quarter 1   12,985   2,605,323   (2,833)    7,879   19,592   2,642,946   2,373,279    24,123   29,383   216,161   245,544

AVERAGE DAILY BALANCE SHEET

Table 15 presents the estimated average daily balances of the major components of the Company's balance sheet as presented on a historical amortized cost basis.

                                    TABLE 15
                           AVERAGE DAILY BALANCE SHEET
                        (HISTORICAL AMORTIZED COST BASIS)

                                                         RCVBLES
                                                INTEREST   AND
                           MORTGAGE    CREDIT    RATE     OTHER      TOTAL                           PREFERRED  COMMON    TOTAL
END OF PERIOD      CASH     ASSETS     RESERVE   AGRMNTS  ASSETS     ASSETS    BORROWINGS  PAYABLES   EQUITY    EQUITY    EQUITY
-------------      ----     ------     -------   -------  ------     ------    ----------  --------   ------    ------    ------
                                                      (DOLLARS IN THOUSANDS)
Fiscal 1994       $ 6,627  $  50,081   $   (0)    $  759  $   947  $   58,414  $   37,910  $   367    $     0  $ 20,137  $ 20,137
1995, Quarter 1     1,217    122,181       (6)     1,684    1,958     127,034     102,894      978          0    23,162    23,162
1995, Quarter 2     1,466    158,183      (31)     1,916    2,559     164,093     139,979    1,111          0    23,003    23,003
1995, Quarter 3     3,597    204,672      (82)     2,120    4,819     215,126     159,794    2,585          0    52,747    52,747
1995, Quarter 4    10,709    349,676     (249)     2,428   11,000     373,564     295,089    4,654          0    73,821    73,821
1996, Quarter 1    14,639    483,102     (594)     2,503   12,094     512,762     435,979    2,324          0    74,459    74,459
1996, Quarter 2    14,402    734,010   (1,002)     2,737   21,566     771,713     651,643    2,472          0   117,598   117,598
1996, Quarter 3    18,854  1,104,844   (1,491)     3,185   30,129   1,155,521     999,229    8,728     15,179   132,385   147,564
1996, Quarter 4    16,137  1,490,985   (1,952)     4,681   41,430   1,551,281   1,351,510   14,898     29,671   155,202   184,873
1997, Quarter 1    12,147  2,233,410   (2,394)     6,899   58,856   2,308,918   2,056,051   15,691     29,545   207,631   237,176

MORTGAGE ASSET ACQUISITIONS

The two principal criteria the Company uses when acquiring mortgage assets are:
(i) the mortgages must be "A" quality in terms of underwriting and documentation standards, or, if the loans in a securitized pool of mortgages have not been underwritten to "A" quality standards, the interest in that pool acquired by the Company must be credit-enhanced through insurance, subordination or other means to such a degree that the interest has been rated AAA or AA by the credit rating agencies, and (ii) the risk-adjusted returns on equity the Company anticipates earning on such assets must be attractive across a variety of economic scenarios relative to the Company's cost of capital and relative to other available mortgage assets. Assets which are lower-risk, lower-yield, narrower-spread and higher-priced may produce higher returns on equity across a variety of scenarios for the Company than riskier assets due to a lower capital allocation to the lower-risk asset.

The Company acquired $627 million of mortgage assets in the first quarter of 1997. A majority of these asset acquisitions did not close until late March, so the income from these new assets will not have a significant effect on the Company's income until the second quarter of 1997.

As shown in Table 16, an increasing percentage of the Company's acquisitions have consisted of whole mortgage loans. The Company has also continued to acquire adjustable-rate mortgage securities rated AAA and AA, but has not acquired mortgage securities rated below AA since 1995.

                                    TABLE 16
                           MORTGAGE ASSET ACQUISITIONS

                                    AVERAGE                                         AAA        A &         BELOW
                         ASSET       PRICE                   "A"       FHLMC        &AA        BBB          BBB
                      ACQUISITIONS  AS % OF    AVERAGE     QUALITY     & FNMA      RATED      RATED        RATED
                          AT       PRINCIPAL   INITIAL      WHOLE    GUARANTEED  MORTGAGE    MORTGAGE    MORTGAGE
                         COST        VALUE     COUPON       LOANS    MORTGAGES  SECURITIES  SECURITIES  SECURITIES
                         ----        -----     ------       -----    ---------  ----------  ----------  ----------
                                                         (DOLLARS IN THOUSANDS)
Fiscal 1994            $ 121,297    99.53%      5.87%         0.0%     64.8%       28.1%        4.3%        2.8%
1995, Quarter 1           24,116    94.80%      6.78%         0.0%     15.1%       49.1%       25.6%       10.2%
1995, Quarter 2           35,355    93.11%      6.42%         0.0%     65.8%       13.1%        0.0%       21.1%
1995, Quarter 3          132,640   103.14%      7.40%         0.0%     59.0%       32.3%        3.8%        4.9%
1995, Quarter 4          162,461    95.78%      7.39%        16.5%     52.4%       20.1%        5.5%        5.5%
1996, Quarter 1          166,852   102.60%      7.60%         0.0%     47.6%       52.4%        0.0%        0.0%
1996, Quarter 2          496,184   102.36%      7.30%         9.9%     71.5%       18.6%        0.0%        0.0%
1996, Quarter 3          443,860   102.74%      7.53%        14.4%     69.9%       15.7%        0.0%        0.0%
1996, Quarter 4          875,968   102.86%      7.81%        47.3%     17.5%       35.2%        0.0%        0.0%
1997, Quarter 1          627,075   102.46%      7.45%        40.0%     19.9%       40.1%        0.0%        0.0%

SUMMARY OF MORTGAGE ASSET CHARACTERISTICS

All the Company's mortgage assets acquired through March 31, 1997 were single-family, adjustable-rate, first-lien mortgages or securitized interests in pools of such loans. The average credit rating equivalent has been maintained at AA+. At March 31, 1997, $1.8 billion principal value of the Company's mortgage assets (72%) were classified as "available-for-sale" and were carried on its balance sheet at estimated bid-side market value. The remaining $0.7 billion principal value of the Company's mortgages (28%) were recently re-classified as "held-to-maturity". Over time, the carrying value of these re-classified mortgage assets will be adjusted towards historical amortized cost through quarterly adjustments to the valuation account. At March 31, 1997, the estimated liquidation value of all of the Company's mortgage assets was $2.604 billion; net unrealized gains on all mortgage assets were 0.7% of the historical amortized cost before credit reserve.

                                    TABLE 17
                             MORTGAGE ASSET SUMMARY

                                                                                                                   UNREALIZED
                                                                                                                     GAINS/
                                                                                                                    (LOSSES)
                                                                                                                     AS % OF
                                                                                                                    AMORTIZED
                   MORTGAGE                           HISTORICAL                  GAAP                  ESTIMATED    COST OF
                   PRINCIPAL  UNAMORTIZED UNAMORTIZED  AMORTIZED    CREDIT     VALUATION    CARRYING   LIQUIDATION  MORTGAGE
END OF PERIOD        VALUE      PREMIUM    DISCOUNT      COST       RESERVE     ACCOUNT       VALUE       VALUE      ASSETS
-------------        -----      -------    --------      ----       -------     -------       -----       -----      ------
                                                             (DOLLARS IN THOUSANDS)
Fiscal 1994        $ 120,627    $   827     $ 1,319    $  120,135  $    (0)     $(2,658)   $  117,477   $ 117,477   (2.21%)
1995, Quarter 1      143,393        914       2,515       141,792      (19)          87       141,860     141,860    0.06%
1995, Quarter 2      178,429      1,409       5,423       174,415      (59)         886       175,242     175,242    0.51%
1995, Quarter 3      298,718      7,498       7,322       298,894     (143)          34       298,785     175,242    0.01%
1995, Quarter 4      443,625      9,643      17,032       436,236     (490)      (3,502)      432,244     432,244   (0.80%)
1996, Quarter 1      573,807     12,790      16,853       569,744     (821)      (3,764)      565,159     565,159   (0.66%)
1996, Quarter 2    1,005,765     22,691      16,609     1,011,847   (1,298)      (3,069)    1,007,480   1,007,480   (0.30%)
1996, Quarter 3    1,361,062     32,607      16,338     1,377,331   (1,814)         353     1,375,870   1,375,870    0.03%
1996, Quarter 4    2,117,245     54,317      16,039     2,155,469   (2,180)         139     2,153,428   2,153,428    0.01%
1997, Quarter 1    2,555,857     65,106      15,641     2,605,322   (2,833)       2,225     2,604,714   2,604,240    0.07%

The following table shows the average characteristics of the Company's mortgage assets at the end of each reporting period. The index level is the weighted average rate of the various short-term interest rate indices which determine coupon adjustments. Unless limited by periodic or lifetime caps, the mortgage coupons adjust at the end of each adjustment period to the level of the index plus the net margin. The fully-indexed rate is the current index plus the net margin: this is the maximum level to which the coupon could adjust over time should interest rates remain unchanged. The rate of adjustment of the current coupon to the fully-indexed rate is determined by the length of the adjustment periods and the periodic caps of the mortgage loans. Due to increases in short-term interest rates in March 1997, the Company's average mortgage coupon of 7.70% was 0.49% below the full potential coupon rate of the mortgages of 8.19% at March 31, 1997.

                                    TABLE 18
                     AVERAGE MORTGAGE ASSET CHARACTERISTICS

                                                                       COUPON     AVERAGE
                                   INTEREST               MORTGAGE    RATE VS.    NUMBER
                       MORTGAGE      RATE     MORTGAGE     FULLY-      FULLY-    OF MONTHS
                        COUPON      INDEX        NET       INDEXED    INDEXED     TO NEXT    LIFETIME
END OF PERIOD            RATE       LEVEL      MARGIN       RATE        RATE    ADJUSTMENT     CAP
-------------            ----       -----      ------       ----        ----    ----------     ---
Fiscal 1994              6.00%      6.94%       2.25%       9.19%     (3.19%)        3        11.48%
1995, Quarter 1          6.53%      6.47%       2.24%       8.71%     (2.18%)        3        11.57%
1995, Quarter 2          6.94%      5.99%       2.21%       8.20%     (1.26%)        3        11.54%
1995, Quarter 3          7.35%      5.86%       2.20%       8.06%     (0.71%)        4        11.56%
1995, Quarter 4          7.50%      5.44%       2.08%       7.52%     (0.02%)        3        11.54%
1996, Quarter 1          7.59%      5.47%       2.11%       7.58%      0.01%         3        11.53%
1996, Quarter 2          7.42%      5.72%       2.21%       7.93%     (0.51%)        4        11.71%
1996, Quarter 3          7.55%      5.70%       2.21%       7.91%     (0.36%)        4        11.69%
1996, Quarter 4          7.75%      5.58%       2.24%       7.82%     (0.07%)        5        11.73%
1997, Quarter 1          7.70%      5.98%       2.21%       8.19%     (0.49%)        5        11.91%

As shown in Table 19, over the course of 1996 and through the first quarter of 1997, the Company increased its percentage of mortgage assets which had coupon rates adjusting as a function of short-term U.S. Treasury interest rate indices. Such assets represented 60% of all mortgage assets as of March 31, 1997 while 40% of Company assets adjusted off of LIBOR, CD, or other indices. Since changes in the cost of the Company's liabilities are generally correlated with changes in LIBOR rates, the Company's spread income will be diminished should LIBOR rates rise relative to U.S. Treasury rates. Management expects that this effect, should it occur, would be offset to some degree by the interest rate agreements (caps, swaps, and basis swaps) owned by the Company.

                                    TABLE 19
                            MORTGAGE ASSETS BY INDEX

                                                               SIX-       HYBRID 3/1     STANDARD
                                  SIX-          ONE-           MONTH         ONE-          ONE-        SIX-
                                 MONTH          MONTH          BANK          YEAR          YEAR        MONTH
                                 LIBOR          LIBOR           CD         TREASURY      TREASURY    TREASURY
                                 INDEX          INDEX          INDEX         INDEX        INDEX        INDEX      OTHER
                                 -----          -----          -----         -----        -----        -----      -----
Period of Initial Coupon Set    6 months      3 months       6 months      36 months    12 months    6 months    various
Subsequent Adjust Frequency     6 months       1 month       6 months      12 months    12 months    6 months    various
Average Next Adjustment         3 months       1 month       3 months      30 months     6 months    3 months    various
Annualized Periodic Cap            2%           none            2%            2%            2%          2%       various
                                                        % OF TOTAL MORTGAGE ASSETS AT PERIOD END
Fiscal 1994                       78.3%           3.8%         17.9%           0.0%         0.0%         0.0%       0.0%
1995, Quarter 1                   78.7%           3.1%         17.3%           0.0%         0.9%         0.0%       0.0%
1995, Quarter 2                   83.1%           2.5%         13.7%           0.0%         0.7%         0.0%       0.0%
1995, Quarter 3                   66.9%           1.4%         11.5%           0.0%        11.5%         7.5%       1.2%
1995, Quarter 4                   60.0%           7.5%         12.5%           0.0%        12.5%         5.0%       2.5%
1996, Quarter 1                   63.1%           6.5%          8.8%           0.0%        14.8%         3.6%       3.2%
1996, Quarter 2                   54.2%           3.2%          3.3%           0.0%        33.2%         4.4%       1.7%
1996, Quarter 3                   45.6%           2.2%          2.4%           0.0%        45.6%         3.0%       1.2%
1996, Quarter 4                   35.9%           1.4%          2.5%           0.0%        56.1%         2.0%       2.1%
1997, Quarter 1                   34.0%           2.6%          1.9%           2.4%        55.8%         1.6%       1.7%

The table below shows the balance of the Company's whole mortgage loans and the Company's securitized mortgage assets segregated by credit rating equivalent. Due to the "A" quality underwriting and documentation standards of the Company's whole loans, management believes that over 90% of the balance of these loans would receive a credit rating of AAA or AA should the Company securitize these loans and seek a credit rating from the credit rating agencies in the future. As a result, management believes that percentage of the Company's balance sheet which had the equivalent of a AAA or AA rating was 94% or greater at both December 31, 1996 and March 31, 1997.

                                    TABLE 20
                   MORTGAGE ASSETS BY CREDIT RATING EQUIVALENT

                                AAA/         A/          BB/                     AAA/          A/          BB/
                    WHOLE        AA          BBB        OTHER                     AA          BBB         OTHER
                   MORTGAGE    RATING      RATING       RATING       WHOLE      RATING       RATING      RATING      AVERAGE
                     LOAN      EQUIV.      EQUIV.       EQUIV.       LOAN       EQUIV.       EQUIV.      EQUIV.      CREDIT
                  AMORTIZED   AMORTIZED   AMORTIZED   AMORTIZED     PERCENT     PERCENT     PERCENT      PERCENT     RATING
END OF PERIOD        COST       COST        COST         COST      OF TOTAL    OF TOTAL     OF TOTAL    OF TOTAL   EQUIVALENT
-------------        ----       ----        ----         ----      --------    --------     --------    --------   ----------
                              (DOLLARS IN THOUSANDS)
Fiscal 1994          $    0   $  111,274    $ 5,208     $ 3,376       0.0%       92.9%        4.3%        2.8%         AA+
1995, Quarter 1           0      124,556     11,398       5,839       0.0%       87.9%        8.0%        4.1%         AA+
1995, Quarter 2           0      149,645     11,418      13,352       0.0%       85.8%        6.5%        7.7%         AA+
1995, Quarter 3           0      262,418     16,505      19,971       0.0%       87.8%        5.5%        6.7%         AA+
1995, Quarter 4      26,449      355,500     25,417      28,869       6.1%       81.5%        5.8%        6.6%         AA+
1996, Quarter 1      24,851      490,611     26,231      28,051       4.4%       86.1%        4.6%        4.9%         AA+
1996, Quarter 2      69,680      887,888     25,422      28,858       6.9%       87.7%        2.5%        2.9%         AA+
1996, Quarter 3     127,809    1,195,188     25,429      28,906       9.3%       86.8%        1.8%        2.1%         AA+
1996, Quarter 4     527,280    1,573,868     25,385      28,935      24.5%       73.0%        1.2%        1.3%         AA+
1997, Quarter 1     731,957    1,819,100     25,311      28,955      28.1%       69.8%        1.0%        1.1%         AA+

WHOLE MORTGAGE LOANS

The Company significantly increased the size of its whole mortgage loan portfolio (mortgage loans which have not been securitized) in 1996 and in the first quarter of 1997. The table below presents selected characteristics of the Company's whole mortgage loans.

At March 31, 1997, the Company owned 2,795 whole mortgage loans with a total principal balance of $716 million; these loans had an amortized cost before credit reserve of $732 million, a balance sheet carrying value of $730 million, and an estimated bid-side market value of $730 million. The whole loan credit reserve was $0.6 million. At December 31, 1996 the Company owned 2,172 whole mortgage loans with a total principal balance of $515 million; these loans had an amortized cost before credit reserve of $527 million, a balance sheet carrying value of $525 million, and an estimated bid-side market value of $525 million. The whole loan credit reserve at December 31, 1996 was $0.4 million.

All of these whole loans were adjustable-rate, single-family loans underwritten to "A" quality standards. At March 31, 1997, the average whole loan size was $256,221. California loans represent 41% of the total outstanding balance. Loans with original loan-to-value ratios (LTV) in excess of 80% represent 24% of the total outstanding balance; a substantial majority of these higher-LTV loans are credit-enhanced with primary mortgage insurance or other forms of credit support serving to bring the effective original LTV ratio on each of those loans to 75% or less. After giving effect to this mortgage insurance, the average original LTV ratio of the Company's whole loans was 68% at March 31, 1997. The ratio of the current loan balance to original home value is lower than the original LTV ratios detailed here due to pay downs of mortgage principal over time.

                                    TABLE 21
                           WHOLE MORTGAGE LOAN SUMMARY

                                                                 AT MARCH 31, 1997      AT DECEMBER 31,1996
                                                                 -----------------      -------------------
(ALL RATIOS BASED ON % OF TOTAL PRINCIPAL VALUE UNLESS NOTED)          (ALL DOLLARS IN THOUSANDS)
Face or Principal Value                                              $716,137                 $515,033
Amortized Cost                                                        731,957                  527,280
Market Value                                                          729,561                  525,475

Adjustable-Rate                                                           100%                     100%
Single-Family                                                             100%                     100%
"A" Quality Underwriting                                                  100%                     100%
First Lien                                                                100%                     100%
Primary Residence (owner-occupied)                                         94%                      94%
Second Home                                                                 4%                       4%
Investment Property                                                         2%                       2%
Property Located in Northern California                                    17%                      18%
Property Located in Southern California                                    24%                      26%
Top Ten States as of 3/31/97
     California                                                          41.3%                    43.5%
     Maryland                                                             6.4%                     8.0%
     Florida                                                              4.6%                     4.2%
     Illinois                                                             4.0%                     3.8%
     New York                                                             3.8%                     3.1%
     Texas                                                                3.4%                     2.3%
     Virginia                                                             3.4%                     4.3%
     Connecticut                                                          3.2%                     3.0%
     New Jersey                                                           3.2%                     2.8%
     Massachusetts                                                        2.7%                     3.4%
Number of Loans                                                         2,795                    2,172
Average Loan Size                                                    $    256                  $   237
Loan Balance less than $214,600                                            20%                      23%
Loan Balance greater than $500,000                                         14%                       8%
Average Original Loan-to-Value Ratio (LTV)                                 74%                      77%
Original LTV > 80%                                                         24%                      25%
% of Original LTV > 80% with Primary Mortgage Insurance                    94%                      97%
Effective Original LTV including Primary Mortgage                          68%                      73%
Insurance
1989 and Prior Years Origination                                            6%                        9%
1990 Origination                                                            3%                       4%
1991 Origination                                                            1%                       2%
1992 Origination                                                            3%                       4%
1993 Origination                                                            9%                      14%
1994 Origination                                                           41%                      52%
1995 Origination                                                            4%                       7%
1996 Origination                                                           30%                       8%
1997 Origination                                                            2%                       0%
Average Seasoning in Months                                                33                       37

Non-Performing Assets  (90+ days delinquent + f/c + REO)             $  1,220                 $  1,249
Number of Non-Performing Loans (NPAs)                                       6                        7
Non-Performing Assets as % of Total Loan Balances                         0.2%                     0.2%
Non-Performing Assets as % of Total Assets                               0.05%                    0.06%
Real Estate Owned Assets (REO)                                       $    128                 $    196
Number of Real Estate Owned Assets                                          1                        1
Real Estate Owned Assets as % of Total Loan Balances                     0.02%                    0.04%

The Company defines non-performing assets ("NPAs") as whole loans which are delinquent more than 90 days, in foreclosure or real estate owned (REO). As of March 31, 1997, the Company's NPAs were $1.2 million, with two loans 90+ days delinquent, three loans in foreclosure and one real estate owned. At December 31, 1996, the Company had seven non-performing assets totaling $1.2 million. Through March 31, 1997, the Company experienced a credit loss on one whole loan. The loss severity on this loan (total credit loss divided by the loan balance) was 7% for a total actual credit loss of $12,995. Management eventually expects its whole loan credit losses to mirror the experience of the "A" quality single-family residential mortgage market as a whole. The Company is building a reserve for potential future credit losses; see "Credit Reserves".

SECURITIZED MORTGAGES RATED AAA TO BBB

At March 31, 1997, 71% of the Company's mortgage assets were securitized interests in pools of single-family mortgage loans which had an investment-grade credit rating of AAA through BBB from one or more of the nationally-recognized rating agencies, or, if not rated, had equivalent credit quality in the view of management. At December 31, 1996, these types of mortgage securities represented 74% of the Company's mortgage assets.

Each of these investment-grade mortgage securities has credit-enhancement from a third-party which provides the Company with full or partial protection from credit losses in addition to the protection afforded by the value of the properties underlying the individual mortgages and any primary mortgage insurance on individual loans. Given the quality of the mortgage loans in these pools and the levels of additional credit-enhancement, management believes the level of credit risk for these mortgage assets is low. In the event, however, that credit losses in these pools exhaust the credit-enhancement or in the event of default of FNMA, FHLMC or another third party guarantor, credit losses to the Company could result. Through March 31, 1997, the Company has experienced no actual credit losses from these mortgage assets.

At March 31, 1997, the principal value of these mortgage assets was $1.80 billion, the historical amortized cost was $1.84 billion, the balance sheet carrying value was $1.85 billion, and the estimated bid-side market value was $1.85 billion. At December 31, 1996, the principal value of these mortgage assets was $1.56 billion, the historical amortized cost was $1.60 billion, the balance sheet carrying value was $1.60 billion, and the estimated bid-side market value was $1.60 billion.

SECURITIZED MORTGAGES RATED BELOW BBB

In 1994 and 1995, the Company acquired a limited amount of securitized mortgage assets with a credit rating equivalent of less than BBB. A majority of the mortgages in the pools underlying these securities were underwritten to "A" quality standards. The Company may acquire additional such assets when management believes that the cash flow and return on average equity over the life of the asset, net of expected credit losses, will be attractive. These assets have high potential yields but also have higher levels of credit risk, are costly to finance and require a large allocation of capital under the Company's risk-adjusted capital system. Approximately 70% of the mortgage loans in the pools underlying these securities at the time of issue of these securities were located in California. As of March 31, 1997, these assets had a principal, or face, value of $40.5 million, an amortized cost before credit reserve of $29.0 million and an estimated bid-side market value (which equaled carrying value) of $25.5 million. The credit reserve at March 31, 1997 was $2.2 million. At December 31, 1996, these assets had a principal value of $40.8 million, an amortized cost before credit reserve of $28.9 million and an estimated bid-side market value (which equaled carrying value) of $25.6 million. The credit reserve at December 31, 1996 was $1.8 million.

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

In some of the mortgage pools underlying these securities, delinquencies currently exceed management's original expectations. Delinquency levels in most of these pools appear to have stabilized during 1996 and thus far in 1997.

Actual pool credit losses which have reduced the credit-enhancement protection to the Company's below BBB-rated interests have occurred, but most of the aggregate credit enhancement in these pools that existed at the time of acquisition was still intact at March 31, 1997. Through the first quarter of 1997, the Company has experienced no credit losses from these credit-enhanced, below-BBB-rated assets.

In 1995, the Company acquired two "first loss" assets. These are subordinated interests with no credit-enhancement and with leveraged credit risk. At both December 31, 1996 and March 31, 1997, the estimated market value of these assets was approximately $0.3 million; their historical amortized cost was $0.2 million. All credit losses in the related pools of mortgages will reduce the principal value of these first loss assets and will be recognized as an actual credit loss by the Company. As the Company's cost basis in its first loss assets is low relative to the mortgage principal value, the Company's realized credit loss will equal only 10-20% of the principal value of any mortgage credit losses in the pools. The limit of the Company's potential credit losses on these assets is equal to the amortized cost of $0.2 million. Total actual credit losses realized by the Company on these first loss assets were $3,997 in 1995, $6,520 in 1996 and $29,718 in the first quarter of 1997.

CREDIT RESERVES

The Company has been building a credit reserve for future potential credit losses through taking quarterly credit provisions. These credit provisions reduce reported GAAP earnings (but only future actual credit losses will reduce taxable earnings and dividends). The first step the Company takes in its on-going review of the adequacy of its credit reserve is to assess potential credit risk arising from whole loans and loans in the mortgage pools underlying the Company's securitized mortgage assets which are seriously delinquent (90+ days delinquent, in foreclosure and real estate owned). Future credit losses from these loans will depend on the number of these loans actually defaulting, the loss severity experienced on default of the loan (net of recoveries from any individual loan private mortgage insurance), the level of credit-enhancement at the pool level, and the Company's amortized cost basis in that asset. The table below shows the credit losses that could be incurred by the Company if all the seriously delinquent mortgage loans in the Company's whole loan and mortgage securities portfolios at the end of the respective quarter were to default and result in a loss. For example, if 100% of the seriously delinquent loans as of March 31, 1997 were to default and the loss severity experienced was 25% of the loan balance, credit losses to the Company would be $2,014,000 (71% of the current credit reserve). If such losses happen, most of them would likely occur over the next twelve months (during which time the Company will continue to take credit provisions and build its reserve). The amount of actual credit losses that will be incurred from these loans is unknown. This table below addresses the potential credit risk arising from serious delinquencies as the end of the respective quarters only; it does not purport to reflect potential losses that may occur over the life of these assets. In order to complete the evaluation of the adequacy of its reserve levels, the Company also considers additional credit losses that may arise from future delinquencies. See also "Results of Operations -- Credit Provisions".

                                    TABLE 22
                POTENTIAL FUTURE CREDIT LOSSES ESTIMATED BASED ON
                       CURRENT 90+ DAY DELINQUENCIES ONLY

                                              POTENTIAL   POTENTIAL  POTENTIAL   POTENTIAL  POTENTIAL   POTENTIAL
                                               FUTURE      FUTURE      FUTURE     FUTURE      FUTURE     FUTURE
                                               LOSSES      LOSSES      LOSSES     LOSSES      LOSSES     LOSSES
                                  CUMULATIVE  ASSUMING    ASSUMING    ASSUMING   ASSUMING    ASSUMING   ASSUMING
                        CREDIT       LOSS       LOSS        LOSS        LOSS       LOSS        LOSS       LOSS
                         LOSS      SEVERITY   SEVERITY    SEVERITY    SEVERITY   SEVERITY    SEVERITY   SEVERITY
END OF PERIOD           RESERVE   EXPERIENCE   OF 10%      OF 15%      OF 20%     OF 25%      OF 30%     OF 35%
-------------           -------   ----------   ------      ------      ------     ------      ------     ------
                                                         (DOLLARS IN THOUSANDS)
Fiscal 1994               $   0        0%       $  0        $  0       $   0       $  0       $   0       $    0
1995, Quarter 1              19        0%          0           0           0          0           0            0
1995, Quarter 2              59        0%          0           0           0          0           0            0
1995, Quarter 3             143        0%          0           0           0          0           0            0
1995, Quarter 4             490        9%         15          22          29          37         103         435
1996, Quarter 1             821       10%         39          58          78         227         655       1,280
1996, Quarter 2           1,298       16%         68         102         147         715       1,449       2,215
1996, Quarter 3           1,814       22%        102         154         205         703       1,254       2,196
1996, Quarter 4           2,180       27%        190         285         861       1,601       2,420       3,440
1997, Quarter 1           2,833       25%        204         370       1,040       2,014       3,217       4,486

As of March 31, 1997 the mortgage securities rated below BBB owned by the Company had a historical amortized cost basis on the Company's books which was $14.8 million below the principal value (or face value) of such mortgage interests. While this $14.8 million is not a credit reserve per se, the discount basis of these assets should serve to offset a portion of any actual losses of principal due to credit that may occur in these assets in the future. To the extent such losses are not incurred, this $14.8 million discount will be amortized into the Company's reported income over time as the mortgage principal of these assets pay down. Due to their subordinated status, many of these below-BBB-rated assets are not currently receiving significant principal pay downs; unless impacted by poor credit performance, the Company should start to receive a reasonable flow of principal pay downs from these assets during the next ten years and thus may be able to recognize an increased amortization of its discount balances into income at that time.

INTEREST RATE AGREEMENTS

The Company's interest rate agreements are described in detail in "Note 3. Interest Rate Agreements" in the Notes to Consolidated Financial Statements. These assets had a historical amortized cost basis of $7.9 million at March 31, 1997, an estimated bid-side market value of $5.8 million and a balance sheet carrying value of $5.8 million. There is no credit reserve for these assets. At December 31, 1996, the Company's interest rate agreements had a historical amortized cost basis of $6.4 million, an estimated bid-side market value of $2.6 million and a balance sheet carrying value of $2.6 million. There is a risk that the counter-parties to the interest rate agreements will not be able to perform to the terms of these contracts. If this were to happen, the Company's total accounting exposure would be limited to its historical amortized cost basis in these assets, although the true economic opportunity cost to the Company could be higher. Each of the twelve counter-parties to the Company's interest rate agreements had a credit rating of at least "A" as of March 31, 1997.

BORROWINGS

At March 31, 1997, the Company's debt consisted of collateralized borrowing arrangements of various types (reverse repurchase agreements, notes payable, revolving lines of credit). All such borrowings were short-term and their market value approximated the historical cost and carrying value of $2.37 billion. To date, the Company has borrowed from fifteen different collateralized lenders. The Company's ability to roll over such borrowings when they mature depends on the market value, liquidity and credit quality of its assets, the soundness of the Company's balance sheet as a whole, the state of the collateralized lending market, and other factors. See "Note 5. Short-Term Borrowings" in the Notes to Consolidated Financial Statements for additional information. The Company has established uncommitted borrowing facilities in this market in amounts in excess of its current requirements.

On average, the Company believes that its average total borrowing capacity has been 94% to 97% of the market value of its mortgage assets. The Company, however, has limited its borrowings, and thus its potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of its balance sheet.

The term-to-maturity of the Company's borrowings have ranged from one day to one year. For some borrowings, the cost of funds adjusts to a market level on a monthly basis during the term of the borrowing, so the term-to-next-rate-adjustment may be shorter than the term-to-maturity. At March 31, 1997, the weighted average term-to-maturity was 79 days and the weighted average term-to-next-rate-adjustment was 43 days; at December 31, 1996, the average term-to-maturity was 98 days and the average term-to-next-rate-adjustment was 55 days. The Company adjusts the maturities and other terms of its borrowings over time based on the interest rate characteristics of its balance sheet, the degree to which interest rate risk has been reduced through the use of interest rate agreements and other factors. Since late 1996, the Company has been reducing the term-to-next-rate adjustment of its liabilities while increasing its interest rate agreement hedging activities.

                                    TABLE 23
                                BORROWING SUMMARY

                                     ESTIMATED
                         MARKET      BORROWING
                        VALUE OF     CAPACITY                                             AVERAGE      RATE ON
                       PLEDGABLE     AS A % OF    ESTIMATED                  AVERAGE      TERM TO     BORROWINGS
                        MORTGAGE     PLEDGABLE    BORROWING      TOTAL       TERM TO        RATE     OUTSTANDING
END OF PERIOD            ASSETS       ASSETS       CAPACITY    BORROWINGS    MATURITY    ADJUSTMENT  AT PERIOD-END
-------------            ------       ------       --------    ----------    --------    ----------  -------------
                                                        (DOLLARS IN THOUSANDS)
Fiscal 1994           $  117,447       95.6%     $  112,283    $   100,376    112 days      70 days     5.80%
1995, Quarter 1          141,860       94.3%        133,719        121,998     97 days      27 days     6.25%
1995, Quarter 2          175,242       95.4%        167,192        155,881     64 days      28 days     6.23%
1995, Quarter 3          298,785       94.5%        282,442        228,826     38 days      31 days     5.95%
1995, Quarter 4          432,244       94.6%        409,014        370,316     74 days      26 days     6.01%
1996, Quarter 1          565,159       95.2%        537,874        508,721     48 days      19 days     5.62%
1996, Quarter 2        1,007,480       95.9%        965,795        896,214     72 days      72 days     5.70%
1996, Quarter 3        1,375,870       96.2%      1,324,220      1,225,094    102 days      71 days     5.78%
1996, Quarter 4        2,153,427       96.5%      2,077,098      1,953,103     98 days      55 days     5.83%
1997, Quarter 1        2,604,240       96.5%      2,513,840      2,373,279     79 days      43 days     5.82%

STOCKHOLDERS' EQUITY

From December 31, 1996 to March 31, 1997, the Company's equity base (exclusive of the mark-to-market valuation account) grew from $214.4 million to $245.5 million. This growth was the result of the Company's January 1997 common stock offering ($29.2 million), proceeds from the issuance of common stock upon the exercise of warrants ($2.1 million) and common stock sold pursuant to the Company's Dividend Reinvestment Plan ($0.5 million). Stockholders' equity was decreased by $0.7 million in the first quarter as dividend distributions (which are based on taxable income, see "Results of Operations - Taxable Income") exceeded GAAP income.

Book value, or equity, per share (including common and preferred, excluding the valuation account) increased by 6% from $17.87 to $19.03 from December 31, 1996 to March 31, 1997. See Table 24.

For balance sheet purposes, the Company carries some of its mortgage assets and interest rate agreements on its balance sheet at their estimated bid-side liquidation market value. As a result, the Company's equity base and book value per share may fluctuate due to market conditions and other factors. Reported GAAP net unrealized gain or loss includes both mark-downs on some assets taken immediately upon acquisition (as liquidation values are generally estimated to be lower than acquisition prices) and the effect of subsequent market value fluctuations on a portion of the Company's assets. This valuation account also includes balance sheet accounting entries being made over time as a result of a re-classification of certain assets. The GAAP account does not include the effect of market value changes of "held-to-maturity" assets or of liabilities.

                                    TABLE 24
                              STOCKHOLDERS' EQUITY
                             (GAAP REPORTING BASIS)

                                                                                            HISTORICAL
                                                                                            AMORTIZED
                                                                                   GAAP        COST
                                                            TOTAL                REPORTED     EQUITY
                                  VALUATION               VALUATION  HISTORICAL   EQUITY       PER        GAAP
                       VALUATION  ACCOUNT FOR              ACCOUNT   AMORTIZED     BASE       COMMON    REPORTED
                      ACCOUNT FOR  INTEREST     TOTAL      AS % OF      COST     INCLUDING     AND       EQUITY
                       MORTGAGE      RATE     VALUATION     TOTAL      EQUITY    VALUATION  PREFERRED      PER
END OF PERIOD           ASSETS    AGREEMENTS   ACCOUNT     ASSETS       BASE      ACCOUNT     SHARE       SHARE
-------------           ------    ----------   -------     ------       ----      -------     -----       -----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 1994            $ (2,657)   $   101    $(2,556)     (2.1%)     $ 22,837   $  20,280    $12.18     $10.82
1995, Quarter 1              86       (635)      (549)     (0.4%)       22,901      22,352     12.22      11.93
1995, Quarter 2             886     (1,200)      (314)     (0.2%)       22,847      22,533     12.19      12.02
1995, Quarter 3              34     (1,585)    (1,551)     (0.5%)       74,024      72,473     13.42      13.14
1995, Quarter 4          (3,502)    (1,974)    (5,476)     (1.2%)       73,766      68,290     13.37      12.38
1996, Quarter 1          (3,763)    (1,302)    (5,065)     (0.9%)       73,211      68,146     13.26      12.34
1996, Quarter 2          (3,068)    (1,485)    (4,553)     (0.4%)      128,847     124,295     15.12      14.59
1996, Quarter 3             353     (2,413)    (2,060)     (0.1%)      165,578     163,517     16.43      16.23
1996, Quarter 4             139     (3,599)    (3,460)     (0.2%)      214,465     211,005     17.87      17.58
1997, Quarter 1           2,225     (2,107)       118       0.0%       245,544     245,662     19.03      19.04

The table below presents the Company's estimated mark-to-market value of its entire balance sheet. As such it represents an estimate of the theoretical liquidation value of the Company if all assets and liabilities could be disposed of at their current market values. The Company expects that these values will fluctuate significantly over time, and that such fluctuations may or may not imply changes in the Company's credit worthiness or its potential to generate earnings and dividends in the future.

                                    TABLE 25
                              STOCKHOLDERS' EQUITY
                      (ESTIMATED FULL MARK-TO-MARKET BASIS)

                      HISTORICAL
                       AMORTIZED                                                             MARK-TO-
                         COST                                                                 MARKET
                        EQUITY                                                                EQUITY
                          PER     CHANGES FROM HISTORICAL AMORTIZED COST BASIS                 PER
                        COMMON    ----------------------------------------------   TOTAL      COMMON
                          AND                 INTEREST                 OTHER     MARK-TO-      AND
                       PREFERRED   MORTGAGE     RATE                  ASSETS/     MARKET    PREFERRED
END OF PERIOD            SHARE      ASSETS   AGREEMENTS  BORROWINGS  LIABILITIES  EQUITY      SHARE
-------------            -----      ------   ----------  ----------  -----------  ------      -----
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 1994              $12.18    $(2,381)   $   101         $ 0      $(244)    $ 20,036     $10.69
1995, Quarter 1           12.22         86       (635)          0       (210)      22,142      11.81
1995, Quarter 2           12.19        886     (1,200)          0       (157)      22,376      11.94
1995, Quarter 3           13.42         34     (1,584)          0       (177)      72,296      13.11
1995, Quarter 4           13.37     (3,502)    (1,974)          0       (151)      68,139      12.35
1996, Quarter 1           13.26     (3,764)    (1,302)          0        (26)      68,119      12.34
1996, Quarter 2           15.12     (3,068)    (1,484)          0         65      124,360      14.60
1996, Quarter 3           16.43        353     (2,414)          0         35      163,552      16.23
1996, Quarter 4           17.87        139     (3,598)          0        236      211,241      17.60
1997, Quarter 1           19.03      1,750     (2,106)          0        410      245,598      19.03

LIQUIDITY

A financial institution has ample liquidity when it is able, without seriously disrupting its operations, to meet the demands made upon it for cash payments with its cash reserves, operating cash flow, borrowing capacity, proceeds from asset sales, or other sources of cash. Liquidity allows the Company to purchase additional mortgage assets and allows the Company to pledge additional assets to secure existing borrowings should the value of pledged assets decline. Potential immediate sources of liquidity for the Company include cash balances and unused borrowing capacity. Unused borrowing capacity is defined as estimated borrowing capacity (as shown above in Table 23) less total borrowings and is based on the market value of the Company's assets and market conditions in the collateralized lending markets at period-end. Unused borrowing capacity will vary over time as the market value of the Company's mortgage assets and market conditions fluctuate and due to other factors. Potential immediate sources of liquidity totaled $135 million at December 31, 1996 and $154 million at March 31, 1997. The maintenance of liquidity is one of the goals of the Company's risk-adjusted capital policy; under this policy, asset growth is limited in order to preserve unused borrowing capacity for liquidity management purposes.

The Company's balance sheet generates liquidity on an on-going basis through mortgage principal repayments and net earnings held prior to payment as dividends. The Company's operations through March 31, 1997 have been cash flow positive. Should the Company's needs ever exceed these on-going sources of liquidity plus the immediate sources of liquidity discussed above, management believes that the Company's mortgage assets and interest rate agreements could be sold in most circumstances to raise cash (although such sales could cause realized losses). The table below shows the potential immediate sources of liquidity available to the Company.

                                    TABLE 26
                              SOURCES OF LIQUIDITY

                                          POTENTIAL                               ADJUSTMENTS
                                          IMMEDIATE                               TO RECONCILE
                                          SOURCES OF                               NET INCOME
                                          LIQUIDITY                     NET       TO NET CASH
                             ESTIMATED     (CASH +                     INCOME    (SEE STATEMENT    NET CASH
                               UNUSED    EST. UNUSED    MORTGAGE       BEFORE    OF CASH FLOWS     PROVIDED
                    CASH     BORROWING    BORROWING     PRINCIPAL    PREFERRED    IN FINANCIAL   BY OPERATING
                   BALANCE    CAPACITY    CAPACITY)    REPAYMENTS    DIVIDENDS    STATEMENTS)     ACTIVITIES
                   -------    --------    ---------    ----------    ---------    -----------     ----------
                                                     (DOLLARS IN THOUSANDS)
Fiscal 1994        $ 1,027    $ 11,907     $ 12,934      $ 1,244        $ 382        $ (501)        $  (119)
1995, Quarter 1        953      11,721       12,674        2,673          401          (191)            211
1995, Quarter 2      1,620      11,311       12,931        2,934          450          (870)           (420)
1995, Quarter 3      1,150      53,616       54,766        8,319          994          (393)            601
1995, Quarter 4      4,825      38,698       43,523       24,898        1,310           (68)          1,242
1996, Quarter 1      9,705      29,153       38,858       32,814        1,954           127           2,081
1996, Quarter 2     10,407      69,581       79,988       53,058        2,500           320           2,820
1996, Quarter 3     14,599      99,126      113,725       76,942        3,387         5,553           8,940
1996, Quarter 4     11,068     123,995      135,063       95,610        4,844         1,790           6,634
1997, Quarter 1     12,985     140,561      153,546      173,362        7,211         3,735          10,946

CAPITAL ADEQUACY/RISK-ADJUSTED CAPITAL POLICY

The Company's target equity-to-assets ratio was 9.97% at December 31, 1996 and 10.09% at March 31, 1997 (These ratios are based on the Company's estimated market values of the assets.) The Company's target equity-to-assets ratio varies over time as a function of the Company's liquidity position, the maturity of the Company's borrowings, the level of unused borrowing capacity, the level of interest rates as compared to the periodic and life caps in the Company's assets, the over-collateralization levels required by the Company's lenders and the market value of the assets. The Company has sought to maintain an equity-to-assets ratio of 7% to 10% for assets funded with short-term borrowings which have low credit risk, relatively low interest rate risk, good liquidity, and low lender over-collateralization requirements. For less liquid assets with credit risk that are funded with short-term borrowings, the Company has sought to maintain an equity-to-assets ratio of 40% to 100%. For assets funded to maturity with long-term borrowings, the Company anticipates it would seek to maintain an equity-to-assets ratio of 5% or less in most circumstances. The Company's per-asset capital requirements have not changed significantly since the founding of the Company; the decline in target equity-to-assets ratio during 1996 was a function of a change in asset mix. The increase in the target ratio in the first quarter of 1997 was primarily due to the increase in market interest rates late in the quarter. These target levels of equity capitalization are higher than that of many banks, savings and loans, Federal government mortgage agencies, insurance companies, and REITs that act as mortgage portfolio lenders.

The target equity-to-assets ratio is determined through a Board-level process determined by the Company's Risk-Adjusted Capital Policy. Since the factors on which the guidelines and the actual capital levels of the Company are based do fluctuate, the Company expects that its actual capital levels will fall below its capital guidelines from time to time. For instance, if short-term interest rates rose sharply, for assets funded with short-term borrowings the Company's actual capital levels would decline at the same time that its capital requirements would rise. When the capital guidelines exceed the actual available capital, management will cease the acquisition of new mortgage assets and will make plans to bring the Company's capital levels back into compliance with its guidelines over time.

In certain limited circumstances and in limited amounts, the Company may, prior to a planned equity offering, acquire or commit to acquire assets in excess of the levels proscribed by its Risk-Adjusted Capital levels. For example, the Company ended the first quarter of 1997 with assets of $213 million in excess of what could have been supported by its capital base in the absence of this special provision. The Company's capital ratios were brought back within its standard Risk-Adjusted Capital guidelines through the Company's April 1997 common stock offering. In a similar manner, the Company owned excess assets at the end of the fourth quarter of 1996 in anticipation of its January 1997 common stock offering.

The Company attempts to hold what it believes to be a reasonable amount of capital given the risks in its balance sheet; target capital levels could rise or fall over time. If the Company continues to move towards a lower- risk balance sheet (through acquiring higher-quality more-liquid mortgage assets, acquiring mortgages with no periodic caps, replacing short-term debt with long-term debt, or other such means), the Company would seek to lower its target equity-to-assets ratio in what it believes to be an appropriate manner.

In the past, the Company has operated with significantly fewer assets than would have been allowed under its Risk-Adjusted Capital system. As shown in Table 10, the average equity-to-assets ratio has exceeded the target equity-to-assets ratio; that is, the Company's balance sheet capacity has been under-utilized. Average balance sheet capacity utilization was 88% in the first quarter of 1996, with an average equity-to-assets ratio of 14.5% as compared to an average target equity-to-assets ratio of 12.8%. Average balance sheet capacity utilization was 98% during the first quarter of 1997, with an average balance sheet capacity utilization of 10.3% as compared to an average target equity-to-assets ratio of 10.1%. The Company's rate of asset growth has made it difficult for the Company to achieve optimum capital efficiency. In the past, the Company has raised equity in advance of seeking to acquire new mortgages. As evidenced by the improvement in the capacity utilization from the first quarter of 1996 to the first quarter of 1997, the Company has succeeded in increasing its capital efficiency through the use of its equity shelf registration and through committing to acquire some assets in advance of planned equity offerings as described above.

The table below shows the Company's actual and target equity-to-assets ratios and the Company's actual asset size as compared to its full potential asset size given its equity capital base and the guidelines of the Company's Risk-Adjusted Capital Policy.

                                    TABLE 27
           EXCESS CAPITAL AND ASSET GROWTH POTENTIAL AT END OF QUARTER

                                               ACTUAL                   POTENTIAL                   ASSET
                                               END OF                     ASSET                     GROWTH
                                  TARGET       PERIOD                      SIZE                   POTENTIAL
                                  EQUITY       EQUITY                      WITH                      WITH
                     ACTUAL         TO           TO                        SAME        ACTUAL        SAME
                  "RISK-BASED"    ASSETS       ASSETS       EXCESS        ASSET        ASSET        ASSET
END OF PERIOD       CAPITAL       RATIO        RATIO        CAPITAL        MIX          SIZE         MIX
-------------       -------       -----        -----        -------        ---          ----         ---
                                                    (DOLLARS IN THOUSANDS)
Fiscal 1994          $ 20,280     10.84%       16.69%       $  6,716    $  187,048   $  121,528   $  65,520
1995, Quarter 1        22,352     12.41%       15.37%          3,970       180,173      145,440      34,733
1995, Quarter 2        22,533     12.95%       12.57%         (1,069)      173,989      179,321      (5,332)
1995, Quarter 3        72,473     13.08%       23.89%         32,155       554,183      303,394     250,789
1995, Quarter 4        68,290     12.59%       15.47%         12,028       542,431      441,557     100,874
1996, Quarter 1        68,146     11.72%       11.72%             26       581,540      581,313         227
1996, Quarter 2       124,295     10.77%       12.09%         13,566     1,154,303    1,028,330     125,973
1996, Quarter 3       163,517     10.32%       11.65%         18,664     1,584,315    1,403,478     180,837
1996, Quarter 4       211,005      9.97%        9.66%         (6,798)    2,116,028    2,184,197     (68,169)
1997, Quarter 1       245,188     10.09%        9.28%        (21,504)    2,429,511    2,642,590    (213,079)

CLASS B PREFERRED STOCK

In August 1996, the Company issued 1,006,250 shares of Class B Preferred Stock; these shares trade on the Nasdaq National Market under the symbol RWTIP. As of March 31, 1997, there were 999,638 such shares outstanding; 6,612 shares of Preferred Stock were converted into Common Shares in the first quarter of 1997. The liquidation preference of each share of Class B Preferred is $31.00 plus any accrued dividends. Preferred holders receive a quarterly dividend equal to the greater of $0.755 or the common stock dividend. Each share of Class B Preferred is convertible at any time at the option of the holder thereof into one share of common stock (subject to possible future adjustment in certain circumstances); the Company has the right to force this conversion on or after October 1, 1999 providing that the market price of the common stock for a period of time prior to such redemption exceeds the conversion price (initially equal to the issue price of $31.00). The Company also has the right to call the Preferred for $31.00 per share plus any accrued dividends in cash starting October 1, 1999. See "Note 7. Class B 9.74% Cumulative Convertible Preferred Stock" in the Notes to Consolidated Financial Statements for additional information.

WARRANTS

At March 31, 1997, the Company had 272,304 warrants outstanding; at December 31, 1996 the Company had 412,894 warrants outstanding. In the first quarter of 1997, 140,590 warrants were exercised generating additional equity proceeds to the Company of $2.1 million. The remaining warrants trade on the Nasdaq National Market under the symbol RWTIW. Each warrant gives the holder the right until December 31, 1997 to buy 1.000667 shares of common stock at a price per share of $15.00. See "Note 8. Stock Purchase Warrants" in the Notes to Consolidated Financial Statements for additional information. If the Company's common stock continues to trade at a price above $15.00 per share, the remaining warrants are likely to be exercised on or prior to December 31, 1997. If all these warrants are exercised, the Company will receive additional new equity capital of approximately $4.1 million.

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

A primary goal of the Company's asset/liability strategy is to preserve liquidity by preserving the market value of its mortgage assets and interest rate agreements and thus preserving, in most conditions, the Company's ability to maintain its level of borrowings. Through March 31, 1997, all of the Company's borrowings were secured by the market value of its mortgage assets. In seeking to preserve liquidity and the Company's ability to roll over short-term borrowings, the Company allocates what it believes to be a sufficient amount of capital to each mortgage asset which serves to act as a cushion preserving the Company's ability to secure borrowings despite potential market value fluctuations of its mortgage assets. The Company has also undertaken a hedging program utilizing interest rate agreements. In the event of an increase in short-term and/or long-term interest rates, the market value of the Company's mortgage assets would likely fall, particularly in the short-term. The Company anticipates that, in such an event, the market value of its interest rate agreements would likely rise and partially offset decreases in mortgage values. Management believes that the combined effect of the Company's equity allocations and its hedging program are likely to preserve liquidity for the Company in most interest rate environments. See "Asset/Liability Management and Effect of Changes in Interest Rates -- Equity Duration" below. The market value of the Company's mortgage assets can also fluctuate as a function of changes in supply and demand, market volatility, and other factors which may be difficult or impossible to hedge.

Changes in interest rates also may have an effect on the rate of mortgage principal repayment; the Company has sought in the past to mitigate the economic effect of changes in the mortgage principal repayment rate by balancing assets purchased at a premium with assets purchased at a discount. The Company has not been able to achieve such balancing in 1996 and in the first quarter of 1997, however, as virtually all mortgage assets which were available for acquisition from the secondary mortgage market and which were otherwise attractive to the Company were priced at a premium. As a result, the Company has significantly increased its net unamortized premium balance relative to the size of its balance sheet. Potential short-term earnings volatility with respect to changes in mortgage principal repayment rates has increased as a result. At March 31, 1997, the Company estimates that its quarterly EPS in the short-term would be decreased by approximately $0.01 for each one percentage point increase in the Company's rate of mortgage principal repayment, all other factors being equal; EPS would increase in a similar manner should principal repayment rates slow.

Although the net effects on earnings of changes in interest rates, mortgage prepayment rates, and other factors cannot be determined in advance, management believes, given the balance sheet as of March 31, 1997, that some of the following effects may occur in an environment of rising short-interest rates:
(i) earnings on that portion of the balance sheet funded with equity may rise over time as the coupons on adjustable rate mortgages adjust upwards, (ii) earnings on that portion of the balance sheet funded with borrowings (spread lending) may be initially reduced as borrowing costs rise more quickly than the coupons on adjustable rate mortgages, although most or all of the spread might be restored over time as the mortgage coupons fully adjust to the rate change,
(iii) earnings may benefit from net hedge income or reduced net hedge expense from interest rate agreements, (iv) premium amortization expenses may be reduced if the rate of mortgage principal repayment diminishes. All other factors being equal, the net effect of an increase in short-term interest rates may be an initial drop in earnings followed by increased earnings after a lag period. The length of any such lag period would likely be determined by the speed and extent of the change in interest rates. Management believes that most of these effects would likely be reversed in an environment of falling short-term interest rates. All other factors being equal, therefore, the net effect of falling short-term interest rates, given the balance sheet as of March 31, 1997, could be an initial increase in earnings followed by decreased earnings after a lag period.

The Company's change in its mix of assets throughout 1996 and in the first quarter of 1997 increased the Company's basis risk between LIBOR interest rates and U.S. Treasury bill interest rates. The majority of the Company's assets at March 31, 1997 had coupons which changed as a function of U.S. Treasury bill rates while all the Company's borrowings had a cost of funds which tends to change in conjunction with changes in LIBOR rates. The Company believes its interest rate agreements mitigate to some degree the extent to which a reduced spread for the Company would result from LIBOR rates rising relative to U.S. Treasury interest rates. See "Note 3. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for additional information.

Should the Company continue its funding strategy in effect at March 31, 1997, the Company's short-term earnings will also fluctuate to some extent with changes in the relationship between six and twelve month interest rates (off of which the coupons on Company's mortgage assets adjust) and one to six month interest rates (on which the Company's cost of funds is based). All other factors being equal, a flatter yield curve in the short end of the yield curve (when six and twelve month rates are low relative to one to six month rates) may have a negative effect on the Company's spread earnings.

In general, the Company's goal is to stabilize spread lending income over longer periods of time and allow income from equity-funded lending to rise as short-term interest rates rise and fall as short-term interest rates fall. If the Company were to achieve this goal, the Company's return on average equity, earnings and dividends would, over longer periods of time, rise as short-term interest rates rise, fall as short-term interest rates fall, and thus maintain a constant or widening spread to the level of short-term interest rates.

Should long-term interest rates rise while short-term interest rates remain stable, management expects, based on the Company's balance sheet as of March 31, 1997, that mortgage principal repayment rates may slow (thus benefiting earnings) but the market value of the Company's assets, net of hedges, would likely fall (thus potentially reducing the amount of assets the Company could carry on its balance sheet.)

INTEREST RATE SENSITIVITY GAP BEFORE HEDGING

The table below shows the Company's cumulative interest rate sensitivity gap, or maturity gap, for periods of one month to five years as a percentage of total assets. The interest rate sensitivity gap is a tool used by financial institutions, such as banks and savings and loans, to analyze the possible effects of interest rate changes on net income over time. The gap measures the amount of assets that mature or have a coupon adjustment in a particular period as compared to the amount of liabilities similarly adjusting during that time. A negative gap implies that rising interest rates will lead to lower earnings, while a positive gap implies that rising interest rates will lead to higher earnings. Lower interest rates would have the opposite effect. In each case, these effects are limited to the particular time period for which the gap is calculated.

As applied to the Company, this gap analysis ignores the effect of the Company's hedging activities (interest rate agreements), the effect of the periodic and lifetime caps in the Company's assets, the effects of "lookbacks" whereby coupon rates on Company assets are set based on interest rates one to three months prior to the start of accrual of a new coupon rate, the effect of changes in mortgage principal repayment rates and other factors. Nevertheless, the gap analysis can provide some useful information on the Company's interest rate risk profile.

The Company's three-month cumulative gap as a percentage of total assets was negative 34% at March 31, 1997. This suggests that the initial impact on the Company's earnings of rising interest rates would be negative. Falling interest rates would have the opposite effect. The Company had a cumulative twelve-month gap of positive 7% at March 31, 1997. This implies that the impact on net interest income of increasing interest rates may be positive after several quarters even though the initial impact could have been negative. Falling interest rates would likely have the opposite effect.

Although the Company's balance sheet does have these underlying characteristics, since a variety of factors (such as interest rate agreements) have not been taken into account in the gap analysis, it is not possible to assess, solely on this basis, what the actual impact of such interest rate changes on the Company's net income would be, especially over shorter time periods.

The Company has a positive interest rate sensitivity gap for periods of one year or longer even though most assets and liabilities adjust within one year because the Company has more earning assets than interest-bearing liabilities (i.e., a portion of the Company's earning assets are funded with equity).

                                    TABLE 28
        INTEREST RATE SENSITIVITY GAP EXCLUDING INTEREST RATE AGREEMENTS

                       CUMULATIVE    CUMULATIVE    CUMULATIVE    CUMULATIVE    CUMULATIVE    CUMULATIVE
                         3-MONTH       6-MONTH       9-MONTH      ONE YEAR     THREE YEAR     FIVE YEAR
                           GAP           GAP           GAP           GAP           GAP           GAP
                        AS A % OF     AS A % OF     AS A % OF     AS A % OF     AS A % OF     AS A % OF
                          TOTAL         TOTAL         TOTAL         TOTAL         TOTAL         TOTAL
END OF PERIOD            ASSETS        ASSETS        ASSETS        ASSETS        ASSETS        ASSETS
-------------            ------        ------        ------        ------        ------        ------
Fiscal 1994                 5%           15%           15%           15%           15%           15%
1995, Quarter 1           (27%)          14%           14%           14%           14%           14%
1995, Quarter 2           (33%)          11%           12%           12%           12%           12%
1995, Quarter 3           (19%)          18%           20%           23%           23%           23%
1995, Quarter 4           (26%)           9%           12%           15%           15%           15%
1996, Quarter 1           (34%)           4%            8%           11%           11%           11%
1996, Quarter 2            (3%)          (2%)           5%           12%           12%           12%
1996, Quarter 3            (9%)          (4%)           3%           12%           12%           12%
1996, Quarter 4           (28%)         (12%)          (1%)          10%           10%           10%
1997, Quarter 1           (34%)         (17%)          (4%)           7%            9%            9%

INTEREST RATE AGREEMENTS

The Company's interest rate agreements materially alter the interest rate risk profile suggested by the interest rate sensitivity gap analysis. See "Results of Operations -- Cost of Borrowed Funds and Hedging and the Interest Rate Spread" above and "Note 3. Interest Rate Agreements" of the Notes to Consolidated Financial Statements for further detail and information.

The interest rate agreements are designed to produce income for the Company as short-term interest rates rise to partially offset possible losses of net interest income from the spread lending portion of the Company's balance sheet. These agreements can be thought of as serving to limit potential increases in the costs of the Company's borrowings or, alternatively, as serving to remove some of the periodic and lifetime caps imbedded in the Company's assets. These agreements also serve to remove some of the short-term risk arising from funding assets that have fixed coupon adjustments for six to twelve months with liabilities that are fixed, on average as of March 31, 1997, for a three month shorter period of time. In addition, the interest rate agreements are designed to appreciate in market value in most circumstances in which short-term and/or long-term interest rates rise sharply, thereby partially offsetting likely concurrent declines in the market value of the Company's mortgage assets.

INTEREST RATE FUTURES AND OPTIONS

The Company has used interest rate futures and may use listed options on interest rate futures as part of its on-going interest rate risk management process. These instruments are in some ways similar to the interest rate agreements; the Company uses them in a similar manner and for hedging purposes only. The Company currently limits the aggregate amount of funds that the Company will deposit as original margin on futures plus premiums on listed options to less than 1% of the Company's total assets, after taking into account unrealized gains and unrealized losses on any such contracts. The Company currently limits its use of futures and listed options so that its profits from such instruments will be limited to 5% or less of the Company's gross taxable income on an annual basis. The Company had no positions in futures or options on futures at December 31, 1996 or March 31, 1997.

EQUITY DURATION

The Company uses "equity duration" to measure the stability of the market value of its assets with respect to the size of its equity base as interest rates fluctuate. Equity duration is a theoretical calculation of the projected percentage change in the reported equity base of the Company that would occur if short-term and long-term interest rates moved up or down by 1% overnight. The Company's goal is to maintain an equity duration of less than 15%. In practice, the Company believes it has maintained an equity duration of less than 10%. Should interest rates increase by more than 1%, the Company believes its equity duration would increase from its current levels.

INFLATION

Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's Consolidated Financial Statements are prepared in accordance with Generally Accepted Accounting Principals and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

SEASONAL EFFECTS

There are three factors that management has identified which may have seasonal effects on the Company's earnings. First, management believes that in many years there may be more mortgage assets for sale by motivated sellers in the fourth quarter of the year than at any other time. If this is true, in many years the Company could grow at a faster rate in the fourth quarter than at other times of the year. This would generally benefit earnings in the first quarter of the following year. Secondly, mortgage principal repayment rates have a seasonal pattern of slowing in the winter and accelerating in the summer. Since the Company's premium amortization expenses are based on the Company's actual monthly principal repayment experience, overall earnings may be higher, all other things being equal, in the winter months. Finally, there is a mismatch in the day-count method that is used each month to determine the Company's interest income from mortgages and its interest expense from short-term borrowings. As a result, given the characteristics of the Company's balance sheet as of March 31, 1997 and assuming all other factors are equal, net interest income should tend to be higher in quarters, such as the first and second quarters of the year, that have fewer days.

PART II   OTHER INFORMATION


Item 1.  Legal Proceedings

         At March 31, 1997, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three months ended March 31, 1997.

                  Exhibit 27 - Financial Data Schedule.

         (b)  Reports
                  Form 8-K filed on January 7, 1997 containing the Company's Amended and Restated Bylaws, amended December 13, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REDWOOD TRUST, INC.



Dated:   May 9, 1997            By:  /s/ Douglas B. Hansen
                                     ------------------------------------------
                                       Douglas B. Hansen
                                       President and Chief Financial Officer
                                       (authorized officer of registrant)



Dated:   May 9, 1997            By:  /s/ Vickie L. Rath
                                     ------------------------------------------
                                       Vickie L. Rath
                                       Vice President, Treasurer and Controller
                                       (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT




                                                                Sequentially
Exhibit                                                           Numbered
Number                                                              Page
-------                                                         ------------

  11.1     Computation of Earnings per Share.................        53

  27       Financial Data Schedule...........................        54