Form 10-K/A
period 1996-12-31
REDWOOD TRUST INC
filed 1997-07-18
CIK 930236

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               Amendment No. 2 to

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                              ---------------  -----------------

COMMISSION FILE NUMBER:    0-26436

                               REDWOOD TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

                                 MARYLAND                                                  68-0329422
                      (State or other jurisdiction of                                  (I.R.S. Employer
                      incorporation or organization)                                   Identification No.)

                    591 REDWOOD HIGHWAY, SUITE 3100
                            MILL VALLEY, California                                         94941
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III.
===============================================================================

                               REDWOOD TRUST, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
                                     PART I

       Item 1.      BUSINESS.....................................................................................     3

       Item 2.      PROPERTIES...................................................................................    30

       Item 3.      LEGAL PROCEEDINGS............................................................................    30

       Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................    30

                                     PART II

       Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                    AND RELATED STOCKHOLDER MATTERS..............................................................    31

       Item 6.      SELECTED FINANCIAL DATA......................................................................    32

       Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................    33

       Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................    65

       Item 9.      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................    65

                                    PART III

       Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................    65

       Item 11.     EXECUTIVE COMPENSATION.......................................................................    65

       Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT........................................................................    65

       Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................    65

                                     PART IV

       Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K..........................................................................    66

       FINANCIAL STATEMENTS.......................................................................................  F-1

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

RESULTS OF OPERATIONS:  FOURTH QUARTER 1996 VS. FOURTH QUARTER 1995

TOTAL NET INCOME

Total net income, as calculated according to Generally Accepted Accounting Principles ("GAAP"), to common and preferred shareholders increased by 270%, from $1.3 million in the fourth quarter of 1995 to $4.8 million in the fourth quarter of 1996. Total net income available to common shareholders after preferred dividends increased by 212%, from $1.3 million in the fourth quarter of 1995 to $4.1 million in the fourth quarter of 1996. Growth in interest income revenue, net interest income, credit provision expenses, operating expenses and net income has been driven primarily by asset growth over this period. From the fourth quarter of 1995 to the fourth quarter of 1996, the daily average of total assets during the period ("average assets") grew by 317% to $1.55 billion, interest income revenue grew by 291% to $25.9 million, net interest income grew by 196% to $6.0 million, credit provision expenses rose by 6% to $0.4 million and operating expenses grew by 116% to $0.8 million. Average total equity grew by 153% to $182.0 million.

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


                                                     TABLE 1
                                                   NET INCOME

                                                                                        NET                  NET
                       REVENUES             INTEREST                                   INCOME               INCOME
                          OR                  RATE       NET      CREDIT               BEFORE                AFTER
                       INTEREST  INTEREST  AGREEMENT  INTEREST  PROVISION  OPERATING  PREFERRED PREFERRED  PREFERRED
                        INCOME    EXPENSE   EXPENSE    INCOME    EXPENSE    EXPENSES  DIVIDENDS DIVIDENDS  DIVIDENDS
                       --------  --------  --------   -------   ---------  --------   --------  --------   ----------
                                                          (dollars in thousands)
Fiscal 1994            $  1,296  $   760    $    8    $   528     $    0     $  146   $   382     $    0    $   382
1995                     15,726   10,608       339      4,779        493      1,131     3,155          0      3,155
1996                     67,284   49,191     1,158     16,935      1,696      2,554    12,685      1,148     11,537

1995, Quarter 1        $  2,170  $ 1,533    $   16    $   621     $   19     $  201   $   401     $    0    $   401
1995, Quarter 2           2,960    2,190        82        688         40        198       450          0        450
1995, Quarter 3           3,986    2,432       112      1,442         84        364       994          0        994
1995, Quarter 4           6,610    4,453       129      2,028        350        368     1,310          0      1,310
1996, Quarter 1           9,131    6,202       151      2,778        331        493     1,954          0      1,954
1996, Quarter 2          12,901    9,075       255      3,571        477        594     2,500          0      2,500
1996, Quarter 3          19,371   14,447       350      4,574        516        671     3,387        388      2,999
1996, Quarter 4          25,881   19,467       402      6,012        372        796     4,844        760      4,084

SHARES OUTSTANDING

Table 2 below shows the number of common shares, preferred shares, and warrants outstanding at the end of each reporting period. The table also shows the average number of primary common shares (common shares outstanding as grossed up based on a calculation of potential future dilution due to warrants and options) used to calculate the Company's reported earnings per share.


                                                     TABLE 2
                                                NUMBER OF SHARES

                      COMMON     PREFERRED                                                          AVERAGE
                      SHARES       SHARES      WARRANTS      AVERAGE     POTENTIAL     AVERAGE       COMMON
                   OUTSTANDING  OUTSTANDING   OUTSTANDING   NUMBER OF     DILUTION    NUMBER OF       AND
                        AT           AT           AT          COMMON       DUE TO      PRIMARY     PREFERRED
                      PERIOD       PERIOD       PERIOD        SHARES      WARRANTS      COMMON       SHARES
                       END          END           END      OUTSTANDING  AND OPTIONS     SHARES    OUTSTANDING
                   ----------   ----------    ----------   -----------  -----------    --------   ------------
Fiscal 1994           1,874,395            0     1,666,063    1,676,080      240,766    1,916,846    1,676,080
1995                  5,517,299            0     1,665,063    3,314,042      389,761    3,703,803    3,314,044
1996                 10,996,572    1,006,250       412,894    7,950,175      794,009    8,744,184    8,332,330

1995, Quarter 1       1,874,395            0     1,666,063    1,874,395      240,766    2,115,161    1,874,395
1995, Quarter 2       1,874,395            0     1,666,063    1,874,395      188,699    2,063,094    1,874,395
1995, Quarter 3       5,516,313            0     1,666,063    3,944,129      239,009    4,183,138    3,944,129
1995, Quarter 4       5,517,299            0     1,665,063    5,516,310      563,197    6,079,507    5,516,310
1996, Quarter 1       5,521,376            0     1,665,063    5,521,376      608,211    6,129,587    5,521,376
1996, Quarter 2       8,520,116            0     1,563,957    7,813,974      786,258    8,600,232    7,813,974
1996, Quarter 3       9,069,653    1,006,250     1,076,431    8,732,326      783,848    9,516,174    9,246,389
1996, Quarter 4      10,996,572    1,006,250       412,894    9,705,138      747,334   10,452,472   10,711,388

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


                                                     TABLE 3
                                    PRIMARY COMPONENTS OF EARNINGS PER SHARE


                                                         EARNINGS                           EARNINGS
                                         RETURN             PER           ADJUSTMENT           PER
                       AVERAGE             ON             AVERAGE            FOR             PRIMARY
                       COMMON           AVERAGE           COMMON          POTENTIAL          COMMON
                     EQUITY PER          COMMON            SHARE            FUTURE            SHARE
                        SHARE            EQUITY         OUTSTANDING        DILUTION          ("EPS")
                     ---------           ------         ----------         --------          -------
Fiscal 1994             $ 11.68            5.40%          $ 0.23            $ 0.03           $ 0.20
1995                      12.74            7.47%            0.95              0.10             0.85
1996                      14.56            9.97%            1.45              0.13             1.32

1995, Quarter 1         $ 11.64            7.36%          $ 0.21            $ 0.02           $ 0.19
1995, Quarter 2           12.04            7.97%            0.24              0.02             0.22
1995, Quarter 3           13.15            7.66%            0.25              0.01             0.24
1995, Quarter 4           13.05            7.28%            0.24              0.02             0.22
1996, Quarter 1           12.45           11.37%            0.35              0.03             0.32
1996, Quarter 2           14.42            8.88%            0.32              0.03             0.29
1996, Quarter 3           14.74            9.32%            0.34              0.02             0.32
1996, Quarter 4           15.69           10.73%            0.42              0.03             0.39

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


                                                     TABLE 4
                                  PRIMARY COMPONENTS OF RETURN ON TOTAL EQUITY

                        NET
                      INTEREST                                                                       RATIO OF
                       INCOME       CREDIT      OPERATING                                            AVERAGE
                     RETURN ON   PROVISIONS/    EXPENSE/     RETURN ON                                ASSETS
                      AVERAGE      AVERAGE       AVERAGE      AVERAGE                  RETURN ON        TO
                       TOTAL        TOTAL         TOTAL        TOTAL                    AVERAGE       TOTAL
                       EQUITY       EQUITY       EQUITY        EQUITY                    ASSETS       EQUITY
                     --------     ---------      -------      -------                   --------     ------
Fiscal 1994             7.47%       0.00%         2.07%         5.40%                    1.83%        2.95x
1995                   11.32%       1.17%         2.68%         7.47%                    1.44%        5.20x
1996                   13.34%       1.34%         2.01%         9.99%                    1.27%        7.84x

1995, Quarter 1        11.39%       0.34%         3.69%         7.36%                    1.28%        5.76x
1995, Quarter 2        12.20%       0.72%         3.51%         7.97%                    1.10%        7.25x
1995, Quarter 3        11.12%       0.65%         2.81%         7.66%                    1.86%        4.13x
1995, Quarter 4        11.27%       1.95%         2.04%         7.28%                    1.41%        5.16x
1996, Quarter 1        16.16%       1.93%         2.86%        11.37%                    1.54%        7.38x
1996, Quarter 2        12.68%       1.69%         2.11%         8.88%                    1.30%        6.81x
1996, Quarter 3        12.71%       1.43%         1.87%         9.41%                    1.18%        8.00x
1996, Quarter 4        13.22%       0.82%         1.75%        10.65%                    1.25%        8.51x

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


                                                     TABLE 5
                                            ACCRETIVE STOCK OFFERINGS

                                                                              %           %           %
                                                                          INCREASE    INCREASE    INCREASE
                                                                             IN          IN          IN
                                      NUMBER     PRICE PER      NET        NUMBER       TOTAL    EQUITY PER
SECURITY                   DATE      OF SHARES     SHARE      PROCEEDS    OF SHARES    EQUITY       SHARE
--------                   ----      ---------     -----      --------    ---------    ------       -----
                                         (dollars in thousands, except per share amounts)
Common Stock - IPO       08/04/95    3,593,750     $ 15.50    $ 51,281       187%        228%        14%
Common Stock             04/19/96    2,875,000       20.25      54,730        52%         80%        18%
Class B Preferred        08/17/96    1,006,250       31.00      29,712        12%         24%        11%
Stock
Common Stock             11/19/96    1,250,000       31.75      39,171        12%         24%        10%

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


                                                     TABLE 6
                                                 TAXABLE INCOME

                                                   TAXABLE
                                                  OPERATING
                          GAAP                     EXPENSES     TAXABLE      TAXABLE      TAXABLE      TAXABLE
                       NET INCOME     TAXABLE        AND         INCOME       INCOME       INCOME       INCOME
                         BEFORE       CREDIT       MORTGAGE      BEFORE       AFTER        RETURN       RETURN
                       PREFERRED      EXPENSE    AMORTIZATION  PREFERRED    PREFERRED    ON COMMON     ON TOTAL
                       DIVIDENDS    DIFFERENCES  DIFFERENCES   DIVIDENDS    DIVIDENDS      EQUITY       EQUITY
                       ---------    -----------  ------------  ---------    ---------    ---------     --------
                                                       (DOLLARS IN THOUSANDS)
Fiscal 1994             $   382       $    0        $ (28)      $   354      $   354        4.99%        4.99%
1995                      3,155          490          187         3,832        3,832        9.08%        9.08%
1996                     12,685        1,689          794        15,168       14,020       12.11%       11.94%

1995, Quarter 1         $   401       $   19        $ (12)      $   408      $   408        7.48%        7.48%
1995, Quarter 2             450           40           38           528          528        9.37%        9.37%
1995, Quarter 3             994           84            5         1,083        1,083        8.35%        8.35%
1995, Quarter 4           1,310          347          156         1,813        1,813       10.08%       10.08%
1996, Quarter 1           1,954          331          264         2,549        2,549       14.83%       14.83%
1996, Quarter 2           2,500          477          165         3,142        3,142       11.16%       11.16%
1996, Quarter 3           3,387          516          145         4,048        3,660       11.37%       11.25%
1996, Quarter 4           4,844          365          220         5,429        4,669       12.26%       11.93%

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


                                                     TABLE 7
                                                    DIVIDENDS

                                    TAXABLE
                                     INCOME
                                     AFTER
                                   PREFERRED                                                               TOTAL
                         COMMON    DIVIDENDS                          PREFERRED                           COMMON
                         SHARES       PER       COMMON                 SHARES    PREFERRED                  AND
                      OUTSTANDING    COMMON    DIVIDEND     TOTAL    OUTSTANDING  DIVIDEND     TOTAL     PREFERRED
                        EARNING      SHARE     DECLARED     COMMON     EARNING    DECLARED   PREFERRED   DIVIDENDS
                        DIVIDEND   OUTSTANDING PER SHARE   DIVIDEND   DIVIDEND   PER SHARE   DIVIDEND    DECLARED
                      -----------  ----------- ---------   --------   ---------- ---------   --------    ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal 1994             1,401,904    $  0.25     $ 0.25      $ 350            0    $ 0.000     $    0       $ 350
1995                    3,510,933       1.09       0.96       3,370           0      0.000          0       3,370
1996                    8,433,674       1.66       1.67      14,084   1,006,250      1.141      1,148      15,232

1995, Quarter 1         1,666,063    $  0.25     $ 0.20      $  333           0    $ 0.000     $    0       $ 333
1995, Quarter 2         1,666,063       0.32       0.30         500           0      0.000          0         500
1995, Quarter 3         5,516,313       0.20       0.20       1,103           0      0.000          0       1,103
1995, Quarter 4         5,517,299       0.33       0.26       1,434           0      0.000          0       1,434
1996, Quarter 1         5,521,376       0.46       0.46       2,540           0      0.000          0       2,540
1996, Quarter 2         8,520,116       0.37       0.40       3,408           0      0.000          0       3,408
1996, Quarter 3         9,069,653       0.40       0.40       3,628   1,006,250      0.386        388       4,016
1996, Quarter 4        10,996,572       0.42       0.41       4,508   1,006,250      0.755        760       5,268

EARNING ASSET YIELD AND INTEREST RATE SPREAD

The earning asset yield is the annualized interest income earned from the Company's mortgage assets and cash balances (its earning assets) divided by the total balance of these assets. As shown in Table 8, the fourth quarter of 1996 earning asset yield of 6.87% is a blend of the cash yield (5.31%) and the mortgage yield (6.89%). The mortgage yield is a function of three factors which are also shown in Table 8: coupon earned on the mortgages, the average cost basis (adjusted purchase price) of the mortgages, and the income effect of the amortization of premium and discount balances created when acquiring a mortgage asset at a price other than par. The interest rate spread is the earning asset yield less the Company's cost of funds and hedging. As shown in Table 8, the Company's interest rate spread was 0.99%, equaling the earning asset yield of 6.87% less the cost of funds of 5.76% and the cost of hedging as a percent of borrowed funds of 0.12%.

The cost of hedging represents the amortization of the purchase price of cap agreements, net payments made on interest rate swaps, and other expenses related to interest rate agreements. To date, the Company has not earned a significant amount of hedge income from this hedging program; these interest rate agreements are designed to protect the Company in the event of a large rapid increase in interest rates and such an environment has not occurred in the life of the Company. As shown in Table 8, the cost of hedging relative to the size of the balance sheet has generally declined over time; this is a result of a low volatility interest rate environment. Hedging costs could increase should the environment change.

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


                                                     TABLE 8
                                  EARNING ASSET YIELD AND INTEREST RATE SPREAD


                  AVERAGE                      EFFECT OF
                  COUPON                          NET
                   RATE     AVERAGE  AVERAGE   DISCOUNT/     NET              EARNING                        INTEREST
                  DURING     COST     COUPON   (PREMIUM)   MORTGAGE   CASH     ASSET    COST OF    COST OF     RATE
                  PERIOD     BASIS    YIELD   AMORTIZATION  YIELD     YIELD    YIELD     FUNDS     HEDGING    SPREAD
                  ------    ------   ------   -----------  -------    -----   ------     ------    -------    ------
Fiscal 1994        6.09%     100.0%   6.09%      0.53%      6.62%     4.73%    6.40%     5.55%      0.06%      0.79%
1995               7.16%      99.0%   7.23%      0.18%      7.41%     5.43%    7.37%     6.06%      0.19%      1.12%
1996               7.55%     100.7%   7.50%     (0.52%)     6.98%     5.51%    6.95%     5.71%      0.13%      1.11%

1995, Quarter 1    6.32%      99.5%   6.35%      0.77%      7.12%     4.96%    7.09%     5.96%      0.06%      1.07%
1995, Quarter 2    6.82%      98.5%   6.92%      0.49%      7.42%     5.57%    7.40%     6.26%      0.23%      0.91%
1995, Quarter 3    7.29%      98.7%   7.39%      0.30%      7.68%     5.53%    7.64%     6.09%      0.28%      1.27%
1995, Quarter 4    7.59%      99.3%   7.64%     (0.24%)     7.40%     5.48%    7.34%     6.04%      0.18%      1.12%
1996, Quarter 1    7.73%      98.9%   7.82%     (0.37%)     7.45%     5.93%    7.40%     5.69%      0.14%      1.57%
1996, Quarter 2    7.47%     100.0%   7.48%     (0.51%)     6.97%     5.61%    6.94%     5.57%      0.16%      1.21%
1996, Quarter 3    7.52%     101.0%   7.44%     (0.49%)     6.95%     5.30%    6.92%     5.78%      0.14%      1.00%
1996, Quarter 4    7.58%     101.4%   7.48%     (0.59%)     6.89%     5.31%    6.87%     5.76%      0.12%      0.99%

In the fourth quarter of 1996, the Company's earning asset yield and spread were diminished by 0.59% by the net effect of premium and discount amortization. In the fourth quarter of 1995, this negative effect on yield and spread was only 0.24% (Table 8). The negative effect has increased even though mortgage principal repayment rates have remained stable because the Company has acquired more assets at prices above par. As shown in Table 9, the Company's discount balance has grown from $10.9 million to $16.2 million over the last year while its premium balance has grown from $8.3 million to $40.0 million. The net premium/(discount) balance changed from negative $2.6 million to positive $20.7 million over that period. Premium pricing on asset acquisitions is a result of a change in asset mix towards lower risk assets and is also reflective of increasing prices for mortgage assets in general.

As shown in Table 9, the Company received mortgage principal repayments of $95 million in the fourth quarter of 1996 and $25 million in the fourth quarter of 1995; as a percentage of mortgage assets owned by the Company, the annualized rate of mortgage principal repayment was 26% and 28% respectively. Over the last five quarters, the rate of principal repayment for the Company's mortgage assets has remained stable in the 26% to 29% range.

As shown in Table 9, the Company has amortized its discount balances into income at an annualized rate of 5% to 8% over the last five quarters. This discount amortization rate is substantially slower than the rate at which the principal on the mortgages in the pools underlying the Company's discount mortgage assets has repaid. The Company's discount balances are associated with mortgage assets that have credit risk; discount balances act in effect as an additional form of credit reserve for the Company. See "Credit Reserves" below.


                                                     TABLE 9
                                         AMORTIZATION ON MORTGAGE ASSETS

                                                                                  NET                 NET        NET
                                          ANNUAL                       ANNUAL   AVERAGE     NET     MORTGAGE   MORTGAGE
                       AVERAGE            RATE OF  AVERAGE            RATE OF  PREMIUM/    AMORT    PRINCIPAL  PRINCIPAL
                      DISCOUNT  DISCOUNT DISCOUNT  PREMIUM   PREMIUM  PREMIUM   (DISC)    INCOME/   REPAYMTS   REPAYMT
                       BALANCE   AMORT     AMORT   BALANCE    AMORT    AMORT    BALANCE  (EXPENSE)  RECEIVED     RATE
                      -------   -------  -------   -------   ------   -------   ------    -------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Fiscal 1994           $   440    $ 101     63%     $   450   $   19     12%    $    10    $    82   $  1,244      7%
1995                    5,496      961     17%       3,426      605     18%     (2,069)       356     38,824     18%
1996                   16,596      910      5%      23,028    6,107     27%      6,432     (5,197)   258,425     27%

1995, Quarter 1       $ 1,440    $ 234     65%       $ 785   $   19     10%    $  (655)   $   215   $  2,673      9%
1995, Quarter 2         3,528      237     27%       1,175        3     12%     (2,353)       203      2,934      7%
1995, Quarter 3         6,017      280     19%       3,351      123     15%     (2,666)       157      8,319     16%
1995, Quarter 4        10,889      210      8%       8,314      429     21%     (2,575)      (219)    24,898     28%
1996, Quarter 1        16,941      177      4%      11,299      707     25%     (5,642)      (530)    32,814     27%
1996, Quarter 2        16,739      245      6%      16,402    1,268     31%       (337)    (1,023)    53,058     29%
1996, Quarter 3        16,471      271      7%      27,233    1,707     25%     10,762     (1,436)    76,942     28%
1996, Quarter 4        16,236      217      5%      36,977    2,425     26%     20,741     (2,208)    95,610     26%

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

NET INTEREST INCOME

Net interest income, or interest income revenues less the cost of funds and hedging, increased from $2.0 million in the fourth quarter of 1995 to $6.0 million in the fourth quarter of 1996. This 300% increase in net interest income was driven primarily by a 317% increase in average assets over the same period.

As shown in Table 10, the net interest margin (annualized net interest income divided by average assets) declined from 2.18% to 1.56% over this period as the Company funded an increasing percentage of its assets with debt rather than equity. In the fourth quarter of 1995, the Company's average equity-to-assets ratio (average equity divided by average assets) was 19.4%; in the fourth quarter of 1996, the average equity-to-assets ratio was 11.8%. As a result of this increase in assets relative to equity, the net interest income return on average equity (net interest income divided by average equity) increased from 11.27% to 13.22%. It is this ratio, rather than net interest margin, which the Company seeks to maximize with its balance sheet management program (while at the same time seeking to manage risk).

The Company was able to increase its asset size relative to its equity base, and thus increase net interest income as a percentage of equity, as it reduced its average internal capital allocation due to reductions in credit and liquidity risk on the balance sheet and as the Company more efficiently matched the timing of inflows of capital and mortgage asset acquisitions so that it was less under-leveraged on average compared to its target size (the Company's target asset size and target equity-to-assets ratio are those levels that would be reached if the Company grew to its maximum asset size as determined by the Company's internal capital adequacy guidelines; see "Capital Adequacy/Risk-Adjusted Capital Policy"). In the fourth quarter of 1995, the actual average equity-to-assets ratio of 19.4% greatly exceeded the target equity-to-asset ratio of 13.3%. The average balance sheet capacity utilization (or percent of capital employed, as shown in Table 10) during that period was 69%; this measure is calculated by dividing the target equity-to-asset ratio by the actual average equity-to-assets ratio. In the fourth quarter of 1996, average balance sheet capacity utilization was 86%; the average equity-to-assets ratio was 11.8% and the target equity to assets ratio was 10.1%.

Another measure of balance sheet leverage is the ratio of spread-funded assets to equity. This is the ratio of the amount of assets funded by debt at the Company as divided by the Company's equity. It is similar to a debt-to-equity ratio. As shown in Table 10, it increased from 4.1 times in the fourth quarter of 1995 to 7.43 times in the fourth quarter of 1996. As a result, the percentage of the Company's net interest income that was earned by assets funded with debt (Table 10: % of net interest income from spread lending) increased to 56% in the fourth quarter of 1996 while the portion of net interest income earned by assets funded directly with equity (Table 10: % of net interest income from equity investment) decreased to 44% of the total.

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

                                                    TABLE 10
                                               NET INTEREST INCOME

                                   AVERAGE                               RATIO      SPREAD      % OF      % OF
                            NET    EQUITY  AVERAGE  PERCENT                OF      LENDING       NET       NET
                          INTEREST   TO    TARGET      OF                SPREAD  CONTRIBUTION INTEREST  INTEREST
                           INCOME  ASSETS  EQUITY   CAPITAL              FUNDED       TO       INCOME    INCOME
                   NET    RETURN ON RATIO    TO     EMPLOYED  INTEREST   ASSETS     RETURN      FROM      FROM
                 INTEREST AVERAGE  DURING  ASSETS    DURING     RATE       TO         ON       EQUITY    SPREAD
                  MARGIN   EQUITY  PERIOD   RATIO    PERIOD    SPREAD    EQUITY     EQUITY    INVESTMENT LENDING
                 -------  -------  ------  ------    ------    ------    ------    -------    ---------- -------
Fiscal 1994       2.53%     7.47%   33.8%   10.3%     30%       0.79%    1.94x      1.82%        75%       25%
1995              2.18%    11.32%   19.2%   13.1%     68%       1.12%    4.14x      4.57%        60%       40%
1996              1.70%    13.34%   12.8%   10.6%     83%       1.11%    6.78x      7.52%        44%       56%

1995, Quarter 1   1.98%    11.39%   17.4%   12.1%     70%       1.07%    4.72x      5.07%        55%       45%
1995, Quarter 2   1.69%    12.20%   13.8%   13.0%     94%       0.91%    6.20x      5.61%        54%       46%
1995, Quarter 3   2.69%    11.12%   24.2%   13.3%     55%       1.27%    3.08x      3.92%        65%       35%
1995, Quarter 4   2.18%    11.27%   19.4%   13.3%     69%       1.12%    4.10x      4.61%        59%       41%
1996, Quarter 1   2.19%    16.16%   13.6%   11.8%     87%       1.57%    6.34x      9.99%        38%       62%
1996, Quarter 2   1.86%    12.68%   14.7%   10.9%     74%       1.21%    5.78x      7.02%        45%       55%
1996, Quarter 3   1.59%    12.71%   12.5%   10.5%     84%       1.00%    6.94x      6.91%        46%       54%
1996, Quarter 4   1.56%    13.22%   11.8%   10.1%     86%       0.99%    7.43x      7.39%        44%       56%

Credit Losses and Provisions

Realized credit losses were $3,997 in the fourth quarter of 1995 and $6,520 in the fourth quarter of 1996. The losses reduced taxable income and dividends by the indicated amounts for those years, but did not impact reported GAAP net income as they were previously provided for. As the Company's mortgage loan and mortgage-backed securities portfolios become seasoned, the Company expects actual realized credit losses to increase. Over time, the Company expects to realize losses at a rate similar to its competitors (banks and thrifts) in the high quality single-family mortgage lending business; this would imply an increase in losses versus the Company's experience to date.

The Company reduced reported net income by $372,212 in the fourth quarter of 1996 to provide for possible future credit losses. The credit provision in the fourth quarter of 1995 was $350,631. In each case the bulk of these provisions related to potential future credit losses in the Company's portfolio of securitized mortgages rated below BBB.

In general, the Company expects the level of its quarterly credit provision to grow as the size of the balance sheet grows. Nevertheless, as a percentage of total assets, credit provisions have been declining (see Table 11). This is reflective of the Company's efforts over the last year to increase the average credit quality of its assets by ceasing the acquisition of mortgage securities rated below AA.

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

                                                    Table 11
                                   Credit Provisions and Actual Credit Losses

                                                                     Annualized           Annualized
                                                  Total                Credit               Credit
                             Total                Actual             Provisions           Provisions
                             Credit               Credit             to Average           to Average
                           Provisions             Losses               Assets               Equity
                           ----------             ------             ----------           ----------
                               (dollars in thousands)
Fiscal 1994                   $    0                 $ 0               0.00%                0.00%
1995                             493                   4               0.22%                1.17%
1996                           1,696                   7               0.17%                1.34%

1995, Quarter 1               $   19                 $ 0               0.06%                0.34%
1995, Quarter 2                   40                   0               0.10%                0.72%
1995, Quarter 3                   84                   0               0.16%                0.65%
1995, Quarter 4                  350                   4               0.38%                1.95%
1996, Quarter 1                  331                   0               0.26%                1.93%
1996, Quarter 2                  477                   0               0.25%                1.69%
1996, Quarter 3                  516                   0               0.18%                1.43%
1996, Quarter 4                  372                   7               0.10%                0.82%

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

                                                    Table 12
                                               Operating Expenses

                                                          Efficiency
                                                             Ratio
                                                          (Operating                                 Average
                  Compensation                             Expense/      Operating    Operating    Assets per
                      and        Other      Total             Net        Expense/      Expense/     Ave. # of
                    Benefits   Operating  Operating        Interest       Average      Average      Employees
                    Expense     Expense    Expense          Income)       Assets        Equity        ($MM)
                    -------     -------    -------          -------       ------        ------        -----
                        (dollars in thousands)
Fiscal 1994           $   63        $ 83     $  14            28%          0.70%        2.07%          $ 12
1995                     517         614      1,131           24%          0.52%        2.68%            39
1996                   1,573         981      2,554           15%          0.26%        2.01%           109

1995, Quarter 1       $   81        $120     $  201           32%          0.64%        3.69%          $ 25
1995, Quarter 2           81         117        198           29%          0.48%        3.51%            33
1995, Quarter 3          204         160        364           25%          0.68%        2.81%            39
1995, Quarter 4          151         217        368           18%          0.40%        2.04%            53
1996, Quarter 1          319         174        492           18%          0.39%        2.86%            69
1996, Quarter 2          384         210        594           17%          0.31%        2.11%            84
1996, Quarter 3          390         281        672           15%          0.23%        1.87%           115
1996, Quarter 4          480         316        796           13%          0.21%        1.75%           155

Per Share Trends

As both the number of shares outstanding and the magnitude of the Company's assets, equity base, revenues, and expenses have been increasing rapidly, looking at several components of the Company's financial statements on a per-share basis can be illustrative. In general, earnings per share growth will be achieved when the Company can increase assets per share and/or equity per share (and therefore revenue per share) while restraining the growth of per-share expenses. Table 13 below shows the Company's assets, equity, and income statement components on a per average share outstanding basis (including both common and preferred shares). From the fourth quarter of 1995 to the fourth quarter of 1996, the Company was able to increase its average assets per average share by 114%, from $67 to $145. This increase was due to reduced equity-to-assets ratio targets due to risk reductions in the balance sheet, rising capital efficiencies resulting in greater balance sheet capacity utilization, and increasing equity per share values. Revenues per share increased by 102% and net interest income per share increased by 49% over the one year period from fourth quarter 1995 to fourth quarter 1996. Because per share costs of credit expenses and operating expenses remained stable or declined, total net income per share (including preferred and common shares) rose 88% from $0.24 to $0.45.


                                                    Table 13
                                              Per Share Information


                        Average      Average                 Net Interest    Credit     Operating
                         Assets    Total Equity   Revenues      Income     Provisions    Expenses    Net Income
                      per Average  per Average  per Average  per Average  per Average  per Average  per Average
                       Common and   Common and   Common and   Common and   Common and   Common and   Common and
                       Preferred    Preferred    Preferred    Preferred    Preferred    Preferred    Preferred
                         Share        Share        Share        Share        Share        Share        Share
                      ----------   ----------   ----------   -----------  ----------   -----------  ----------
Fiscal 1994               $ 34.52      $ 11.68      $ 0.77       $ 0.31       $ 0.00       $ 0.09       $ 0.22
1995                        66.23        12.74        4.75         1.44         0.15         0.34         0.95
1996                       119.47        15.24        8.08         2.03         0.20         0.31         1.52

1995, Quarter 1           $ 67.06      $ 11.64      $ 1.16       $ 0.33       $ 0.01       $ 0.11       $ 0.21
1995, Quarter 2             87.31        12.04        1.58         0.37         0.02         0.11         0.24
1995, Quarter 3             54.32        13.15        1.01         0.37         0.02         0.09         0.26
1995, Quarter 4             67.39        13.05        1.20         0.37         0.06         0.07         0.24
1996, Quarter 1             91.83        12.45        1.65         0.50         0.06         0.09         0.35
1996, Quarter 2             98.13        14.42        1.65         0.45         0.06         0.07         0.32
1996, Quarter 3            124.58        15.57        2.10         0.50         0.06         0.07         0.37
1996, Quarter 4            144.55        16.99        2.42         0.55         0.03         0.07         0.45

Results of Operations:  1996 vs. 1995

For the full years of 1995 and 1996, total net income to common and preferred shareholders increased by 302%, from $3.2 million to $12.7 million. Total net income available to common shareholders after preferred dividends increased by 266%, from $3.2 million to $11.5 million. Growth in net interest income, operating expenses, credit expenses and net income was driven primarily by growth in average assets. From 1995 to 1996, average assets grew by 354%, interest income revenue grew by 328%, net interest income grew by 254%, credit provision expenses grew by 244%, and operating expenses grew by 126%. Average total equity employed grew by 201%. See Table 1 and Table 15.

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

Total net income increased by 726%, from $0.4 million in FY1994 to $3.2 million in 1995. Growth in net interest income, operating expenses, credit expenses and net income was driven primarily by the increase in the length of the operating periods and by growth in average assets. From FY1994 to 1995, average assets grew by 279%, interest income revenue grew by 1,113%, net interest income grew by 805%, credit provision expenses grew from zero to $0.5 million, and operating expenses grew by 675%. Average total equity employed grew by 116%. See Table 1 and Table 15.

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

                                                    Table 14
                                           End of Period Balance Sheet

                                                Receivables
                                       Interest     and
                            Mortgage     Rate      Other     Total                        Preferred  Common    Total
End of Period       Cash     Assets   Agreements  Assets     Assets   Borrowings Payables  Equity    Equity   Equity
-------------       ----    -------   ---------  ---------   -----    ---------- --------  --------  ------   -------
                                                         (dollars in thousands)
Fiscal 1994        $ 1,027  $  117,477    $1,892  $ 1,132 $  121,528 $  100,376  $   872  $     0   $ 20,280 $ 20,280
1995, Quarter 1        953     141,860     1,434    1,193    145,440    121,998    1,090        0     22,352   22,352
1995, Quarter 2      1,620     175,242       825    1,634    179,321    155,881      907        0     22,533   22,533
1995, Quarter 3      1,150     298,785       809    2,650    303,394    228,826   22,533        0     72,473   72,473
1995, Quarter 4      4,825     432,244       547    3,941    441,557    370,316    2,951        0     68,290   68,290
1996, Quarter 1      9,705     565,159     1,233    5,216    581,313    508,721    2,951        0     68,290   68,290
1996, Quarter 2     10,407   1,007,480     1,351    9,092  1,028,330    896,214    7,821        0    124,295  124,295
1996, Quarter 3     14,599   1,375,870       873   12,136  1,403,478  1,225,094   14,867   29,712    133,805  163,517
1996, Quarter 4     11,068   2,153,428     2,601   17,100  2,184,197  1,953,103   20,089   29,579    181,426  211,005

Average Daily Balance Sheet

Table 15 presents the estimated average daily balances of the major components of the Company's balance sheet.


                                                    Table 15
                                           Average Daily Balance Sheet

                                                   Receivables
                                          Interest    and
                                Mortgage    Rate     Other     Total                       Preferred  Common   Total
End of Period           Cash     Assets   Agreements Assets    Assets   BorrowingsPayables  Equity    Equity   Equity
-------------           ----     ------   ---------- ------    ------   ------------------  ------    ------   ------
                                                           (dollars in thousands)
Fiscal 1994            $ 6,627 $   49,498    $  790  $   947 $   57,862 $   37,910 $   368  $     0    $ 19,584  $ 19,584
1995                     4,272    209,120       993    5,107     219,49    174,926   2,342        0      42,224    42,224
1996                    16,016    951,514     1,332   26,605    995,467    861,316   7,131   11,274     115,746   127,020
1995, Quarter 1        $ 1,217 $  121,116    $1,399  $ 1,959 $  125,691 $  102,894 $   977  $     0    $ 21,820  $ 21,820
1995, Quarter 2          1,466    158,606     1,020    2,559    163,651    139,979   1,111        0      22,561    22,561
1995, Quarter 3          3,597    204,999       831    4,820    214,247    159,794   2,858        0      51,868    51,868
1995, Quarter 4         10,709    349,296       730   10,999    371,734    295,089   4,654        0      71,991    71,991
1996, Quarter 1         14,639    478,645       667   13,095    507,046    435,979   2,324        0      68,743    68,743
1996, Quarter 2         14,402    729,143     1,658   21,565    766,768    651,643   2,472        0     112,653   112,653
1996, Quarter 3         18,854  1,101,074     1,833   30,129  1,151,890    999,229   8,728   15,179     128,754   143,933
1996, Quarter 4         16,137  1,489,636     1,168   41,430  1,548,371  1,351,510  14,898   29,671     152,292   181,963


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


                                                    Table 16
                                           Mortgage Asset Acquisitions

                                   Average                                          AAA        A &        Below
                         Asset      Price                    "A"       FHLMC        &AA        BBB         BBB
                      Acquisitions as % of     Average     Quality     & FNMA      Rated      Rated       Rated
                          at      Principal    Initial      Whole    Guaranteed  Mortgage    Mortgage   Mortgage
                         Cost       Value      Coupon       Loans    Mortgages  Securities  Securities Securities
                      ----------- --------     ------      -------   ---------- ----------  ---------- ----------
                                                         (dollars in thousands)
Fiscal 1994           $  121,297    99.53%      5.87%         0.0%     64.8%       28.1%        4.3%        2.8%
1995                     354,572    98.06%      7.25%         7.6%     53.7%       25.9%        5.7%        7.1%
1996                   1,982,864   102.68%      7.60%        26.6%     45.3%       28.1%        0.0%        0.0%

1995, Quarter 1       $   24,116    94.80%      6.78%         0.0%     15.1%       49.1%       25.6%       10.2%
1995, Quarter 2           35,355    93.11%      6.42%         0.0%     65.8%       13.1%        0.0%       21.1%
1995, Quarter 3          132,640   103.14%      7.40%         0.0%     59.0%       32.3%        3.8%        4.9%
1995, Quarter 4          162,461    95.78%      7.39%        16.5%     52.4%       20.1%        5.5%        5.5%
1996, Quarter 1          166,852   102.60%      7.60%         0.0%     47.6%       52.4%        0.0%        0.0%
1996, Quarter 2          496,184   102.36%      7.30%         9.9%     71.5%       18.6%        0.0%        0.0%
1996, Quarter 3          443,860   102.74%      7.53%        14.4%     69.9%       15.7%        0.0%        0.0%
1996, Quarter 4          875,968   102.86%      7.81%        47.3%     17.5%       35.2%        0.0%        0.0%

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

                                                    Table 17
                                             Mortgage Asset Summary

                                                                     Estimated                          Securitized
                                                                      Bid-Side                           Mortgages
                                              Amortized   Estimated    Market     Average     Whole        Rated
                       Mortgage                Cost to    Bid-Side    Value to    Credit      Loans      Below AA
                       Principal  Amortized   Principal    Market    Principal    Rating    Percent in  Percent in
End of Period            Value       Cost       Value       Value      Value      Equiv.    California  California
-------------            -----       ----       -----       -----      -----      ------    ----------  ----------
                                                        (dollars in thousands)
Fiscal 1994          $  120,627  $  120,135      99.59%   $  117,477     97.39%      AA+        n/a         71%
1995, Quarter 1         143,393     141,792      98.88%      141,860     98.93%      AA+        n/a         72%
1995, Quarter 2          78,429     174,415      97.75%      175,242     98.21%      AA+        n/a         72%
1995, Quarter 3         298,718     298,894     100.06%      298,785    100.02%      AA+        n/a         70%
1995, Quarter 4         443,625     436,236      98.33%      432,244     97.43%      AA+        75%         70%
1996, Quarter 1         573,807     569,744      99.29%      565,159     98.49%      AA+        76%         70%
1996, Quarter 2       1,005,765   1,011,847     100.60%    1,007,480    100.17%      AA+        73%         70%
1996, Quarter 3       1,361,062   1,377,331     101.20%    1,375,870    101.09%      AA+        85%         70%
1996, Quarter 4       2,117,244   2,155,468     101.81%    2,153,427    101.71%      AA+        44%         70%

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

                                                    Table 19
                                            Mortgage Assets by Index

                                                            Six-
                                Six-          One-          Month         One-          Six-
                               Month          Month         Bank          Year          Month
                               LIBOR          LIBOR          CD         Treasury      Treasury
                               Index          Index         Index         Index         Index         Other
                               ----           ----          ----          ----          ----          -----
Adjustment Frequency/Loan     6 months       1 month      6 months      12 months     6 months       various
Average Adjustment/Pool       3 months       1 month      3 months      6 months      3 months       various
Annualized Periodic Cap          2%           none           2%            2%            2%          various

                                                 % of Total Mortgage Assets at Period End
                                                 ----------------------------------------
Fiscal 1994                     78.2%           3.9%        17.9%           0.0%          0.0%          0.0%
1995, Quarter 1                 78.7%           3.1%        17.3%           0.9%          0.0%          0.0%
1995, Quarter 2                 83.0%           2.5%        13.8%           0.7%          0.0%          0.0%
1995, Quarter 3                 66.8%           1.4%        11.6%          11.5%          7.6%          1.1%
1995, Quarter 4                 59.7%           7.7%        12.8%          12.5%          5.0%          2.3%
1996, Quarter 1                 63.1%           6.5%         8.9%          14.9%          3.6%          3.0%
1996, Quarter 2                 54.1%           3.2%         3.4%          33.3%          4.4%          1.6%
1996, Quarter 3                 45.5%           2.2%         2.4%          45.7%          3.0%          1.2%
1996, Quarter 4                 35.9%           1.4%         2.5%          56.1%          2.0%          2.1%

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


                                                    Table 21
                                           Whole Mortgage Loan Summary

                                                            At December 31, 1996        At December 31,1995
                                                            -------------------         -------------------
(All ratios based on % of total loan portfolio balances                (All dollars in thousands)
unless noted)
Face or Principal Value                                            $ 515,033                  $ 26,411
Carrying or Market Value                                             525,475                    26,450

Adjustable-Rate                                                          100%                      100%
Single-Family                                                            100%                      100%
"A" Quality Underwriting                                                 100%                      100%
First Lien                                                               100%                      100%
Primary Residence                                                         94%                      100%
Property Located in Northern California                                   18%                       30%
Property Located in Southern California                                   26%                       44%
Top Ten States as of 12/31/96
     California                                                         43.5%                     74.5%
     Maryland                                                            8.0%                      1.6%
     Virginia                                                            4.3%                      0.9%
     Florida                                                             4.2%                      1.1%
     Illinois                                                            3.8%                      0.0%
     Massachusetts                                                       3.4%                      1.7%
     New York                                                            3.1%                      0.0%
     Connecticut                                                         3.0%                      1.3%
     New Jersey                                                          2.8%                      1.2%
     Texas                                                               2.3%                      3.9%
Number of Loans                                                        2,172                       109
Average Loan Size                                                  $     237                  $    242
Loan Balance less than $214,600                                           23%                       11%
Loan Balance greater than $500,000                                         8%                       23%
Average Original Loan-to-Value Ratio (LTV)                                77%                       76%
Original LTV > 80%                                                        25%                       26%
% of Original LTV > 80% with Primary Mortgage Insurance                   97%                      100%
Effective Original LTV including Primary Mortgage                         73%                       72%
Insurance
1989 and Prior Years Origination                                           9%                        0%
1990 Origination                                                           4%                        0%
1991 Origination                                                           2%                        0%
1992 Origination                                                           4%                        0%
1993 Origination                                                          14%                        0%
1994 Origination                                                          52%                        2%
1995 Origination                                                           7%                       98%
1996 Origination                                                           8%                        0%
Average Seasoning in Months                                               37                         4

Non-Performing Assets  (90+ days delinquent + f/c + REO)           $   1,249                  $      0
Number of Non-Performing Loans (NPAs)                                      7                         0
Non-Performing Assets as % of Total Loan Balances                        0.2%                      0.0%
Real Estate Owned Assets (REO)                                     $     196                  $      0
Number of Real Estate Owned Assets                                         1                         0
Real Estate Owned Assets as % of Total Loan Balances                    0.04%                     0.00%

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

                                                    Table 23
                                                Borrowing Summary
                                     Estimated
                         Market      Borrowing
                        Value of     Capacity                                                Average        Rate on
                       Pledgable     as a % of    Estimated                     Average      Term to       Borrowings
                        Mortgage     Pledgable    Borrowing       Total         Term to        Rate       Outstanding
End of Period            Assets       Assets       Capacity     Borrowings      Maturity    Adjustment   at Period-End
-------------            ------       ------       --------     ----------      --------    ----------   -------------
                                                        (dollars in thousands)
Fiscal 1994           $ 117,477        95.6%     $ 112,283       $ 100,376      112 days      70 days        5.80%
1995, Quarter 1         141,860        94.3%        33,719         121,998       97 days      27 days        6.25%
1995, Quarter 2         175,242        95.4%       167,192         155,881       64 days      28 days        6.23%
1995, Quarter 3         298,785        94.5%       282,442         228,826       38 days      31 days        5.95%
1995, Quarter 4         432,244        94.6%       409,014         370,316       74 days      26 days        6.01%
1996, Quarter 1         565,159        95.2%       537,874         508,721       48 days      19 days        5.62%
1996, Quarter 2       1,007,480        95.9%       965,795         896,214       72 days      72 days        5.70%
1996, Quarter 3       1,375,870        96.2%      1,324,220      1,225,094      102 days      71 days        5.78%
1996, Quarter 4       2,153,427        96.5%      2,077,098      1,953,103       98 days      55 days        5.83%

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


                                                    Table 24
                                              Sources of Liquidity

                                          Potential
                                          Immediate
                                          Sources of
                                          Liquidity                     Net
                             Estimated     (Cash +                     Income     Adjustments      Net Cash
                               Unused    Est. Unused    Mortgage       Before     to Reconcile     Provided
                    Cash     Borrowing    Borrowing     Principal    Preferred     Net Income    by Operating
                   Balance    Capacity    Capacity)    Repayments    Dividends    to Net Cash     Activities
                   -------   ---------   ----------    ----------    ---------    -----------     -----------
                                                     (dollars in thousands)
Fiscal 1994         $ 1,027    $ 11,907     $ 12,934      $ 1,244       $  382        $  501         $ (119)
1995, Quarter 1         953      11,721       12,674        2,673          401          (191)           211
1995, Quarter 2       1,620      11,311       12,931        2,934          450          (870)          (420)
1995, Quarter 3       1,150      53,616       54,766        8,319          994          (393)           601
1995, Quarter 4       4,825      38,698       43,523       24,898        1,310           (68)         1,242
1996, Quarter 1       9,705      29,153       38,858       32,814        1,954           127          2,081
1996, Quarter 2      10,407      69,581       79,988       53,058        2,500           320          2,820
1996, Quarter 3      14,599      99,126      113,725       76,942        3,387         5,553          8,940
1996, Quarter 4      11,068     123,995      135,063       95,610        4,844         1,790          6,634

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

Capital Adequacy/Risk-Adjusted Capital Policy

As a result of a change in asset mix towards assets with lower average levels of credit, interest rate, and liquidity risk, the average amount of capital the Company seeks to hold per dollar of asset on its balance sheet (its target equity-to-assets ratio) decreased from 12.6% at December 31, 1995 to 10.0% at December 31, 1996.

The target equity-to-assets ratio is determined through a Board-level process determined by the Company's Risk-Adjusted Capital Policy. A target equity-to-assets ratio is set for each of the Company's assets, based on the Company's assessment of that asset's inherent credit risk, interest rate risk, liquidity risk, ease of use as collateral for borrowings, and other characteristics. The Company endeavors to hold enough capital for each asset to act as a cushion to allow the Company to maintain operations under a wide variety of adverse circumstances. The Company has sought to maintain an equity-to-assets ratio of 7% to 10% for assets which have low credit risk, relatively low interest rate risk, good liquidity, and low lender over-collateralization requirements. For less liquid assets with credit risk, the Company has sought to maintain an equity-to-assets ratio of 40% to 100%.

The formulas for determining the Company's per-asset capital requirements have not changed significantly since the founding of the Company. Individual asset capital allocations will vary over time as a function of the level of interest rates compared to the periodic and life caps in the asset, trends in credit quality, ease of use as collateral for borrowings, and other factors.

The Company's aggregate target equity-to-assets ratio is the sum of the capital requirements for all of its individual assets divided by total assets. The target equity-to-assets ratio for the Company as a whole will vary over time as a result of the individual asset factors and as a function of its asset mix.

Due to market fluctuations and other factors, the Company may from time to time have an actual equity-to-assets ratio that is lower than its target equity-to-assets ratio. When this occurs, management will cease the acquisition of new mortgage assets and will make plans to bring the Company's capital levels back into compliance with its guidelines over time.

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

The table below shows the Company's actual and target equity-to-assets ratios and the Company's actual asset size as compared to its full potential asset size given its equity capital base and the guidelines of the Company's Policy.

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

         (3)      Exhibits:

         Exhibit
         Number                             Exhibit
         -------                            -------
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

         10.14.1           1994 Amended and Restated Executive and Non-Employee Director Stock Option
                           Plan, amended March 6, 1996 (d)
         10.14.2           Amended and Restated 1994 Executive and Non-Employee Director Stock Option
                           Plan, amended December 13, 1996 (h)
         10.27             Administrative Services Agreement, dated August 19, 1994, between the
                           Registrant and GB Capital (a)
         10.28             Form of Warrant Agent Agreement between the Registrant and Chemical
                           Mellon Shareholder Services, LLC, dated as of July 18, 1995 (a)
         10.29             Form of Dividend Reinvestment Plan (b)
         10.29.1           Form of Dividend Reinvestment and Stock Purchase Plan (g)
         10.30             Office Building Lease (d)
         10.30.1           Amendment to Office Building Lease
         11.31             Statement re Computation of Per Share Earnings
         23.1              Consent of Independent Accountants
         27                Financial Data Schedule



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

"Average Assets" means the daily average of total assets during the period.

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 the Securities Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REDWOOD TRUST, INC.



Dated:  July 18, 1997            By: /s/ Vickie L. Rath
                                    -------------------
                                    Vickie L. Rath
                                    Vice President, Treasurer and
                                    Controller
                                    (Principal Accounting Officer)

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

              Notes to Financial Statements.....................................................................   F-7

       Independent Auditors' Report.............................................................................  F-19

       Summary of Quarterly Results.............................................................................  F-20

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

REDWOOD TRUST, INC.
BALANCE SHEETS
(In thousands, except share data)
                                                                                      December 31,
                                                                                   1996           1995
                                                                                -----------    -----------
ASSETS
     Mortgage assets
         Mortgage securities                                                    $ 1,627,953    $   405,794
         Mortgage loans                                                             525,475         26,450
                                                                                -----------    -----------
                                                                                  2,153,428        432,244
     Cash and cash equivalents                                                       11,068          4,825
     Interest rate agreements                                                         2,601            547
     Accrued interest receivable                                                     15,537          3,270
     Other assets                                                                     1,563            671
                                                                                -----------    -----------
                                                                                $ 2,184,197    $   441,557
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term borrowings                                                      $ 1,953,103    $   370,316
     Accrued interest payable                                                        14,060          1,290
     Accrued expenses and other liabilities                                             761            227
     Dividends payable                                                                5,268          1,434
                                                                                -----------    -----------
                                                                                  1,973,192        373,267
                                                                                -----------    -----------

     Commitments and contingencies (See Note 11)

     STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.01 per share:
         Class B 9.74% Cumulative
         Convertible 1,006,250 shares authorized;
         1,006,250 shares issued and
         outstanding
         ($31,953 aggregate liquidation preference)                                  29,579            -
     Common stock, par value $0.01 per share;
         48,993,750 and 50,000,000 shares authorized;
         10,996,572 and 5,517,299 shares issued and outstanding                         110             55
     Additional paid-in capital                                                     187,507         73,895
     Net unrealized loss on assets available for sale                                (3,460)        (5,476)
     Dividends in excess of net income                                               (2,731)          (184)
                                                                                -----------    -----------
                                                                                    211,005         68,290
                                                                                -----------    -----------
                                                                                $ 2,184,197    $   441,557
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

Mortgage Assets

         The Company's mortgage assets ("Mortgage Assets") may consist of mortgage loans which have been securitized by the Company following acquisition, mortgage loans which have been securitized by others prior to acquisition by the Company, interest only strips ("IO's") (all together "Mortgage Securities") and mortgage loans.

         Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its Mortgage Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of its Mortgage Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Mortgage Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

         Unrealized losses on Mortgage Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage Security is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Mortgage

         Securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool.

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

         Under the Company's hedging policy a specific portfolio of assets and liabilities, with similar economic characteristics including a low life strike, variable interest rate based on a market-sensitive index, similar expected prepayment rate behavior and similar periodic caps, exposing the Company to interest rate risk is identified. The hedge instruments are chosen as the ones probable of substantially reducing the interest rate risk being hedged, and a high degree of correlation is maintained on an on-going basis. Currently, the Company invests in "Interest Rate Agreements." Interest Rate Agreements, which include interest rate cap agreements (the "Cap Agreements"), interest rate swap agreements (the "Swap Agreements") and interest rate collar agreements (the "Collar Agreements"), entered into by the Company are intended to provide income to offset potential reduced net interest income under certain rising interest rate scenarios. The Company periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

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

NOTE 2.  MORTGAGE ASSETS

         Mortgage Assets Excluding IO's

At December 31, 1996, Mortgage Assets, excluding IO's, consisted of the following:

                                              FEDERAL
                             FEDERAL HOME     NATIONAL
                             LOAN MORTGAGE    MORTGAGE       NON-AGENCY
                              CORPORATION    ASSOCIATION       MORTGAGE      MORTGAGE
(IN THOUSANDS)                SECURITIES     SECURITIES       SECURITIES      LOANS          TOTAL
                              ------------   -----------     -----------    -----------    -----------
Mortgage Assets, Gross        $   304,668    $   635,268    $   662,276        515,033    $ 2,117,245

Unamortized Discount                    0           (234)       (15,717)          (142)       (16,093)
Unamortized Premium                 9,287         17,652         13,827         11,012         51,778
                              -----------    -----------    -----------    -----------    -----------
Amortized Cost                    313,955        652,686        660,386        525,903      2,152,930

Allowance for Credit Losses             0              0         (1,752)          (428)        (2,180)
Gross Unrealized Gains              1,091          2,082          2,746              0          5,919
Gross Unrealized Losses              (185)          (688)        (4,477)             0         (5,350)
                              ===========    ===========    ===========    ===========    ===========
Carrying Value                $   314,861    $   654,080    $   656,903        525,475    $ 2,151,319
                              ===========    ===========    ===========    ===========    ===========

At December 31, 1995, Mortgage Assets, excluding IO's, consisted of the following:

                            FEDERAL HOME
                            LOAN MORTGAGE   FEDERAL      NON-AGENCY
                             CORPORATION    NATIONAL     MORTGAGE
                             ASSOCIATION    MORTGAGE       LOANS       MORTGAGE
(IN THOUSANDS)               SECURITIES    SECURITIES    SECURITIES      LOANS       TOTAL
                             ---------     ----------    ---------    ---------    ---------
Mortgage Assets, Gross        $  46,160    $ 190,061    $ 180,993       26,411    $ 443,625

Unamortized Discount                  0         (313)     (16,547)        (172)     (17,032)
Unamortized Premium                 907        3,608        1,245          290        6,050
                              ---------    ---------    ---------    ---------    ---------
Amortized Cost                   47,067      193,356      165,691       26,529      432,643

Allowance for Credit Losses           0            0         (411)         (79)        (490)
Gross Unrealized Gains              334        1,033          874            0        2,241
Gross Unrealized Losses            (110)        (458)      (4,345)           0       (4,913)
                              =========    =========    =========    =========    =========
Carrying Value                $  47,291    $ 193,931    $ 161,809       26,450    $ 429,481
                              =========    =========    =========    =========    =========

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

IO's

The amortized cost and fair value of the Company's IO's are summarized as follows:

            (IN THOUSANDS)                             DECEMBER 31, 1996        DECEMBER 31, 1995
                                                       -----------------        -----------------

            Amortized Cost                                        $2,539                   $3,593
            Gross Unrealized Gains                                    45                        0
            Gross Unrealized Losses                                (475)                    (830)
            -----------------------                               ------                   ------
            Estimated Fair Value                                  $2,109                   $2,763
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

NOTE 3.  INTEREST RATE AGREEMENTS

The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

            (IN THOUSANDS)                             DECEMBER 31, 1996        DECEMBER 31, 1995
                                                       -----------------        -----------------
            Amortized Cost                                        $6,200                   $2,521
            Gross Unrealized Gains                                   156                        0
            Gross Unrealized Losses                              (3,755)                  (1,974)
            -----------------------                              -------                  -------
            Estimated Fair Value                                  $2,601                     $547
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

(DOLLARS IN THOUSANDS)      AVERAGE CAP                                                            EXPECTED
                           NOTIONAL FACE      AVERAGE CAP        LOW CAP         HIGH CAP        CAP EXPENSE
          YEAR                AMOUNT          STRIKE RATE      STRIKE RATE     STRIKE RATE       AMORTIZATION
          ----             ------------       -----------      -----------     -----------       ------------
          1997                885,748            7.77%            5.50%           12.00%              1,287
          1998                661,712            8.41%            5.95%           12.00%              1,281
          1999                776,334            9.54%            6.94%           12.00%              1,418
          2000                596,113            9.88%            7.50%           10.00%              1,094
          2001                341,164            9.85%            7.50%            9.00%                663
          2002                 24,616            8.68%            8.00%            9.00%                157
          2003                 22,634            8.67%            8.00%            9.00%                145
          2004                 21,834            8.67%            8.00%            9.00%                135
          2005                  5,216            8.53%            8.50%            9.00%                 20
                                                                                                    --------
                 Total                                                                               $6,200
                                                                                                    ========

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

                               NOTIONAL FACE                                                  EXPECTED
                                   AMOUNT                        CAP STRIKE      FLOOR     COLLAR EXPENSE
      EFFECTIVE PERIOD:        (IN THOUSANDS)       INDEX           RATE      STRIKE RATE   AMORTIZATION
      ----------------         -------------        ----         ----------   -----------   --------------
January 1997 to July 1999         $20,000         3 mo LIBOR        7.50%        5.91%           $0

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

Information on Fixed Pay Rate Swaps outstanding at December 31, 1996 is summarized below.

(DOLLARS IN THOUSANDS)        AVERAGE SWAP
                              NOTIONAL FACE        AVERAGE            LOW             HIGH
           YEAR                  AMOUNT            PAY RATE         PAY RATE        PAY RATE
           ----               ------------         -------          -------         --------
           1997                  109,699            6.27%            6.01%            7.18%
  1998 (first 5 months)           25,828            6.59%            6.40%            7.18%

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

(DOLLARS IN THOUSANDS)        AVERAGE SWAP
                              NOTIONAL FACE     AVERAGE SPREAD     LOW SPREAD      HIGH SPREAD
           YEAR                  AMOUNT            RECEIVED         RECEIVED        RECEIVED
           ----               -------------     --------------      ---------      -----------
           1997                   110,000          -0.255%          -0.265%          -0.230%
           1998                   110,000          -0.255%          -0.265%          -0.230%
  1999 (first 9 months)            98,242          -0.257%          -0.265%          -0.230%

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

(DOLLARS IN THOUSANDS)        AVERAGE SWAP
                              NOTIONAL FACE     AVERAGE SPREAD     LOW SPREAD      HIGH SPREAD
           YEAR                  AMOUNT              PAID             PAID            PAID
           ----               -------------     --------------      ---------      -----------
           1997                   160,000           0.453%           0.440%          0.465%
           1998                   144,877           0.455%           0.440%          0.465%
           1999                    64,712           0.464%           0.460%          0.465%

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

At December 31, 1996 and December 31, 1995, the Short-Term Borrowings had the following remaining maturities:

             (IN THOUSANDS)                  DECEMBER 31, 1996                  DECEMBER 31, 1995
                                             -----------------                  -----------------
             Within 30 days                           $268,042                            $75,808
             30 to 90 days                             667,567                            175,921
             Over 90 days                            1,017,494                            118,587
             ------------                          -----------     -                      -------
             Total Borrowings                       $1,953,103                           $370,316
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

                                                      DECEMBER 31, 1996                DECEMBER 31, 1995
                                                      -----------------                -----------------
                                                    CARRYING         FAIR            CARRYING         FAIR
            (IN THOUSANDS)                           AMOUNT          VALUE            AMOUNT          VALUE
                                                    --------         -----            -------         -----
            Assets
                  Mortgage Assets                    $2,151,319     $2,151,319        $  429,481     $  429,481
                  IO's                                    2,109          2,109             2,763          2,763
                  Interest Rate Agreements                2,601          2,601               547            547

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

Information with respect to stock option and DER activity is as follows:

                                                    YEAR ENDED              YEAR ENDED          FISCAL YEAR ENDED
                                                 DECEMBER 31, 1996      DECEMBER 31, 1995       DECEMBER 31, 1994
                                                 -----------------      -----------------       -----------------
                                                           WEIGHTED               WEIGHTED                WEIGHTED
                                                           AVERAGE                AVERAGE                 AVERAGE
                                                           EXERCISE               EXERCISE                EXERCISE
                                                 SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                                                 -----     --------     ------    --------      ------     --------
Outstanding options at beginning of period:       310,857   $ 9.48       188,333    $ 0.11             0     na
   Options granted                                141,300    36.01       166,972     17.55       188,333   $ 0.11
   Options exercised                             (42,083)     0.11       (47,083)     0.11             0     na
   Dividend equivalent rights earned               11,503     0.00         2,635      0.00             0     na
                                               ===========            ===========             ===========
Outstanding options at end of period              421,577    19.05       310,857      9.48       188,333      0.11
                                               ===========            ===========             ===========

Options exercisable at year-end                    27,109    24.48             0      na               0     na
Weighted average fair value of options
    granted during the year                         $2.34                  $0.01                   $0.01

The table on the following page summarizes information about stock options outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    ------------------------------------------------------    ------------------------------------
                         NUMBER       WEIGHTED-AVERAGE                             NUMBER
     RANGE OF         OUTSTANDING        REMAINING      WEIGHTED-AVERAGE         EXERCISABLE     WEIGHTED-AVERAGE
 EXERCISE PRICES      AT 12/31/96     CONTRACTUAL LIFE   EXERCISE PRICE          AT 12/31/96      EXERCISE PRICE
 ---------------      -----------     ----------------  ----------------         -----------     ------------------
     $0 to 1            113,305             7.8 years         $0.10                 5,659             $0.10
       7 to 8            10,000             8.5                7.18                 2,500              7.18
      17 to 22          156,972             8.9               18.21                 2,750             17.75
      24 to 25           10,000             9.5               21.50                     0                na
      36 to 37          131,300             9.9               36.88                16,110             36.88
                        -------                                                    ------
      $0 to 37          421,577                               19.05                27,109             24.48
                        =======                                                    ======

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

NOTE 10. DIVIDENDS

The Company declared and paid the following dividends for the years ended December 31, 1996 and December 31, 1995:

                                                                                    DIVIDENDS PER SHARE
                                                                    ----------------------------------------------------
                                                                                PREFERRED STOCK
  DECLARATION        RECORD          PAYABLE                 TOTAL  ----------------------------------      COMMON
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

Future minimum rental commitments as of December 31, 1996 under noncancelable operating leases with initial or remaining terms of more than one year, are as follows:

                                                       MINIMUM RENTAL
                                                           COMMITMENT
               YEAR ENDING                    AS OF DECEMBER 31, 1996
             DECEMBER 31,                              (IN THOUSANDS)
             -------------                    -----------------------

                      1997                                        121
                      1998                                        121
                      1999                                        121
                      2000                                        121
                      2001                                         40
                      ----                                       ----
                     Total                                       $524
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