Form 10-Q
period 1997-06-30
REDWOOD TRUST INC
filed 1997-08-13
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

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

                               Yes   X    No
                                   ------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

Class B Preferred Stock ($.01 par value)           909,518 as of August 11, 1997
Common Stock ($.01 par value)                   14,809,167 as of August 11, 1997

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                                        Page
                                                                                                                        ----
PART I.          FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets at June 30, 1997 and December 31, 1996 ............................     3

                      Consolidated Statements of Operations for the three and six months
                      ended June 30, 1997 and June 30, 1996 .........................................................     4

                      Consolidated Statements of Stockholders' Equity for the three and six months
                      ended June 30, 1997 and June 30, 1996 .........................................................     5

                      Consolidated Statements of Cash Flows for the three and six months
                      ended June 30, 1997 and June 30, 1996 .........................................................     6

                      Notes to Consolidated Financial Statements ....................................................     7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ......................................................    18


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings ..................................................................................    67

      Item 2.    Changes in Securities ..............................................................................    67

      Item 3.    Defaults Upon Senior Securities. ...................................................................    67

      Item 4.    Submission of Matters to a Vote of Security Holders.................................................    67

      Item 5.    Other Information ..................................................................................    68

      Item 6.    Exhibits and Reports on Form 8-K. ..................................................................    68

      SIGNATURES ....................................................................................................    69

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                 June 30, 1997       December 31, 1996
                                                                                 ---------------     -----------------
ASSETS

     Mortgage assets:
        Mortgage securities                                                      $    2,227,389        $    1,627,953
        Mortgage loans                                                                1,135,765               525,475
                                                                                 ---------------     -----------------
                                                                                      3,363,154             2,153,428
     Interest rate agreements                                                             4,867                 2,601
     Cash and cash equivalents                                                           29,425                11,068
     Accrued interest receivable                                                         25,818                15,537
     Other assets                                                                         1,242                 1,563
                                                                                 ---------------     -----------------
                                                                                 $    3,424,506        $    2,184,197
                                                                                 ===============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term borrowings                                                       $    3,102,784        $    1,953,103
     Accrued interest payable                                                            18,153                14,060
     Accrued expenses and other liabilities                                               1,743                   761
     Dividends payable                                                                    8,638                 5,268
                                                                                 ---------------     -----------------
                                                                                      3,131,318             1,973,192
                                                                                 ---------------     -----------------

     Commitments and contingencies (See Note 11)

     STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.01 per share;
         Class B 9.74% Cumulative Convertible
         909,518 and 1,006,250 shares authorized;
         909,518 and 1,006,250 shares issued and
         outstanding ($28,882 aggregate liquidation
         preference)                                                                     26,733                29,579
     Common stock, par value $0.01 per share;
         49,090,482 and 48,993,750 shares authorized;
         13,251,847 and 10,996,572 issued and outstanding                                   133                   110
     Additional paid-in capital                                                         274,420               187,507
     Net unrealized loss on assets available for sale                                    (3,762)               (3,460)
     Dividends in excess of net income                                                   (4,336)               (2,731)
                                                                                 ---------------     -----------------
                                                                                        293,188               211,005
                                                                                 ---------------     -----------------
                                                                                 $    3,424,506        $    2,184,197
                                                                                 ===============     =================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                            Three Months Ended             Six Months Ended
                                                                                  June 30,                       June 30,
                                                                         --------------------------    --------------------------
                                                                            1997           1996           1997           1996
                                                                         -----------    -----------    -----------    -----------
INTEREST INCOME
      Mortgage assets                                                    $    49,243    $    12,699    $    87,649    $    21,613
      Cash and investments                                                       266            202            428            419
                                                                         -----------    -----------    -----------    -----------
                                                                              49,509         12,901         88,077         22,032

INTEREST EXPENSE                                                              38,958          9,075         67,858         15,277

INTEREST RATE AGREEMENTS
Interest rate agreements expense                                                 839            255          1,434            406
                                                                         -----------    -----------    -----------    -----------

NET INTEREST INCOME                                                            9,712          3,571         18,785          6,349
Provision for credit losses                                                      776            477          1,471            808
                                                                         -----------    -----------    -----------    -----------

Net interest income after provision for credit losses                          8,936          3,094         17,314          5,541

Operating expenses                                                             1,215            594          2,382          1,087
                                                                         -----------    -----------    -----------    -----------

NET INCOME                                                                     7,721          2,500         14,932          4,454
                                                                         -----------    -----------    -----------    -----------
Less cash dividends on Class B preferred stock                                   687             --          1,442             --
                                                                         -----------    -----------    -----------    -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                              $     7,034    $     2,500    $    13,490    $     4,454
                                                                         ===========    ===========    ===========    ===========

NET INCOME PER SHARE
      Primary                                                            $      0.52    $      0.29    $      1.05    $      0.60
      Fully diluted                                                      $      0.52    $      0.28    $      1.05    $      0.58

Weighted average shares of common stock and common stock equivalents:
      Primary                                                             13,470,930      8,600,232     12,800,960      7,453,969
      Fully diluted                                                       13,470,930      8,789,968     12,805,892      7,643,586

Dividends declared per Class B preferred share                           $     0.755    $        --    $     1.510    $        --

Dividends declared per common share                                      $     0.600    $     0.400    $     1.200    $     0.860



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 1997
(In thousands, except share data)


                                  Class B Preferred Stock            Common Stock          Additional
                                 ------------------------------------------------------     Paid-in
                                    Shares        Amount         Shares        Amount       Capital
                                 ----------     ----------     ----------    ----------    ----------
Balance, December 31, 1996        1,006,250     $   29,579     10,996,572    $      110    $  187,507
                                 ----------     ----------     ----------    ----------    ----------

Net income                               --             --             --            --            --

Conversion of preferred stock        (6,612)          (196)         6,612             1           195

Issuance of common stock                 --             --        902,773             8        31,759

Dividends declared:
    Class B Preferred                    --             --             --            --            --
    Common                               --             --             --            --            --

Fair value adjustment on
    assets available for sale            --             --             --            --            --
                                 ----------     ----------     ----------    ----------    ----------
Balance, March 31, 1997             999,638     $   29,383     11,905,957    $      119    $  219,461
                                 ----------     ----------     ----------    ----------    ----------
Net income                               --             --             --            --            --

Conversion of preferred stock       (90,120)        (2,650)        90,120             1         2,649

Issuance of common stock                 --             --      1,255,770            13        52,310

Dividends declared:
    Class B Preferred                    --             --             --            --            --
    Common                               --             --             --            --            --

Fair value adjustment on
    assets available for sale            --             --             --            --            --
                                 ----------     ----------     ----------    ----------    ----------
Balance, June 30, 1997              909,518     $   26,733     13,251,847    $      133    $  274,420
                                 ==========     ==========     ==========    ==========    ==========

                                      Net
                                  Unrealized
                                  Gain (Loss)
                                   on Assets     Dividends in
                                   Available      Excess of
                                    for Sale      Net Income     Total
                                   ----------     ----------     ----------
Balance, December 31, 1996         $   (3,460)    $   (2,731)    $  211,005
                                   ----------     ----------     ----------

Net income                                 --          7,211          7,211

Conversion of preferred stock              --             --              0

Issuance of common stock                   --             --         31,767

Dividends declared:
    Class B Preferred                      --           (755)          (755)
    Common                                 --         (7,144)        (7,144)

Fair value adjustment on
    assets available for sale           3,578             --          3,578
                                   ----------     ----------     ----------
Balance, March 31, 1997            $      118     $   (3,419)    $  245,662
                                   ----------     ----------     ----------

Net income                                 --          7,721          7,721

Conversion of preferred stock              --             --              0

Issuance of common stock                   --             --         52,323

Dividends declared:
    Class B Preferred                      --           (687)          (687)
    Common                                 --         (7,951)        (7,951)

Fair value adjustment on
    assets available for sale          (3,880)            --         (3,880)
                                   ----------     ----------     ----------
Balance, June 30, 1997             $   (3,762)    $   (4,336)    $  293,188
                                   ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                           Three Months Ended            Six Months Ended
                                                                                June 30,                     June 30,
                                                                           1997          1996          1997           1996
                                                                         ----------   -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 7,721      $  2,500      $  14,932       $  4,454
    Adjustments to reconcile net income to net cash
        provided by operating activities:
      Amortization of mortgage asset premium and discount, net               5,109         1,023          8,927          1,554
      Depreciation and amortization                                             29            18             55             35
      Provision for credit losses on mortgage assets                           776           477          1,471            808
      Amortization of interest rate cap agreements                             756           189          1,067            340
      Increase in accrued interest receivable                               (6,567)       (2,796)       (10,281)        (4,022)
      (Increase) decrease in other assets                                     (930)       (1,098)           266         (1,164)
      Increase in accrued interest payable                                   3,191         2,436          4,093          2,762
      Increase in accrued expenses and other                                   481            71            982            134
                                                                         ----------   -----------   ------------   ------------
          Net cash provided by operating activities                         10,566         2,820         21,512          4,901

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage securities                                      (492,416)     (447,175)      (868,626)      (614,027)
    Purchases of mortgage loans                                           (470,474)      (49,009)      (721,339)       (49,009)
    Principal payments on mortgage securities                              135,662        48,909        263,778         80,143
    Principal payments on mortgage loans                                    64,283         4,149        109,529          5,729
    Purchases of interest rate cap agreements                               (5,110)         (489)        (7,101)          (654)
                                                                         ----------   -----------   ------------   ------------
          Net cash used in investing activities                           (768,055)     (443,615)    (1,223,759)      (577,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net short-term borrowings                                              729,505       387,493      1,149,681        525,898
    Net proceeds from issuance of common stock                              52,323        56,544         84,090         56,575
    Dividends paid                                                          (7,899)       (2,540)       (13,167)        (3,974)
                                                                         ----------   -----------   ------------   ------------
          Net cash provided by financing activities                        773,929       441,497      1,220,604        578,499

Net increase in cash and cash equivalents                                   16,440           702         18,357          5,582

Cash and cash equivalents at beginning of period                            12,985         9,705         11,068          4,825
                                                                         ----------   -----------   ------------   ------------

Cash and cash equivalents at end of period                                 $29,425      $ 10,407      $  29,425       $ 10,407
                                                                         ==========   ===========   ============   ============


Supplemental disclosure of cash flow information:
    Cash paid for interest                                                 $35,923      $  6,639      $  63,991       $ 12,515
                                                                         ==========   ===========   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust" or the "Company") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994.

The Company acquires and manages real estate mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). The Company acquires Mortgage Assets that are secured by single-family real estate properties throughout the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust, Inc. and its special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation (collectively, the Company). All inter-company balances and transactions have been eliminated.

Certain amounts for prior years have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

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

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code (the "Code") and the corresponding provisions of State law. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements, as the Company believes it has met the prescribed distribution requirements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

MORTGAGE ASSETS

The Company's Mortgage Assets may consist of Mortgage Securities and Mortgage Loans.

Mortgage Securities

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its Mortgage Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of its Mortgage Securities as part of its overall management of its balance sheet. Accordingly, to maintain flexibility, the Company currently classifies all of its Mortgage Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

DEFERRED BOND ISSUANCE COSTS

Costs incurred in connection with the issuance of long-term debt in the form of collateralized mortgage bonds are deferred and amortized over the estimated lives of the collateralized mortgage bonds using the interest method adjusted for the effects of prepayments. Issuance costs are included in the carrying value of the collateral for collateralized mortgage bonds. At June 30, 1997, the costs incurred in establishing the Company's long-term debt shelf are reflected as a component of Other Assets until allocated to the issuance of specific collateralized mortgage bonds.

INTEREST RATE AGREEMENTS

The rate the Company pays on its short-term and variable borrowings will rise and fall without limit as short-term market interest rates fluctuate. The rate the Company earns on its adjustable rate assets, however, is limited by periodic and lifetime caps.

Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments, requires the Company to provide certain disclosures concerning its derivative instruments according to a set of prescribed guidelines. Under the Company's hedging policy a specific portfolio of assets and liabilities, with similar economic characteristics including a low life strike, variable interest rate based on a market-sensitive index, similar expected prepayment rate behavior and similar periodic caps, exposing the Company to interest rate risk is identified. The hedge instruments are chosen as the ones probable of substantially reducing the interest rate risk being hedged, and a high degree of correlation is maintained on an on-going basis. Currently, the Company enters into "Interest Rate Agreements" as hedges. Interest Rate Agreements, which include interest rate cap agreements (the "Cap Agreements"), interest rate swap agreements (the "Swap Agreements"), interest rate collar agreements (the "Collar Agreements") and interest rate futures agreements (the "Futures Agreements"), entered into by the Company are intended to provide income to offset potential reduced net interest income under certain rising interest rate scenarios. The Company periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

The Company accounts for the Interest Rate Agreements as hedges. Interest Rate Agreements that are hedging Mortgage Assets carried at fair value are also carried at fair value, with unrealized gains and losses reported as a separate component of equity. Similarly, Interest Rate Agreements that are used to hedge Mortgage Assets carried at amortized cost are reflected at amortized cost.

The cost of each Cap Agreement and the net cost or payment received on each Collar Agreement is amortized over the effective period of that Cap or Collar Agreement using the effective interest method. The income and expense related to each Swap Agreement is recognized on an accrual basis. Gains and losses on early termination of Interest Rate Agreements are amortized as a component of net interest income over the remaining term of the original Interest Rate Agreement, or, if shorter, over the remaining term of associated Mortgage Assets as adjusted for estimated future principal repayments. In the event that an underlying hedged item is sold or extinguished, any related hedging gains or losses would be recognized in income.

Unrealized losses on Interest Rate Agreements that are considered other-than-temporary are recognized in income and the cost basis of the Interest Rate Agreement is adjusted. The other-than-temporary decline is measured as the amount of the decline in fair value attributable to factors that are other-than-temporary. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the Interest Rate Agreements, for example, a serious deterioration of the ability of the counter-party to perform under the terms of the Interest Rate Agreement.

NET INCOME PER SHARE

Net income per share is based on the weighted average shares of common stock outstanding plus common equivalent shares using the treasury stock method. The treasury stock method calculation assumes all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period, for primary earnings per share, or at the end of period market price if higher, for fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will implement SFAS 128 in its December 31, 1997 financial statements. The following table reflects the impact that SFAS 128 would have had on the current financial statements.

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              1997        1996        1997        1996
                                              -----       -----       -----       -----
As Reported:
   Primary Earnings Per Share                 $0.52       $0.29       $1.05       $0.60
   Fully Diluted Earnings Per Share           $0.52       $0.28       $1.05       $0.58

Under SFAS No. 128:
   Basic Earnings Per Share                   $0.54       $0.32       $1.10       $0.67
   Fully Diluted Earnings Per Share           $0.52       $0.29       $1.05       $0.60

CREDIT RISK

The majority of the Company's Mortgage Securities have protection from some degree of credit loss either through subordination, insurance, third party guarantees, or other means, whereas, Mortgage Loans do not have such protection. Many of the Company's Mortgage Securities have received ratings from one or more of the four nationally recognized credit rating agencies. Based on these ratings, and on credit criteria similar to those used by rating agencies, the Company assigns a "rating equivalent" to each Mortgage Security and pool of Mortgage Loans. For purposes of assigning a rating equivalent to unrated pools of Mortgage Loans or unrated Mortgage Securities, the Company assigns a series of ratings to different portions of the pool according to the Company's estimation of how the pool would currently be structured and rated if it were newly securitized. At June 30, 1997, the Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA+. At December 31, 1996, the Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA+. An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. During the three and six months ended June 30, 1997 the Company provided for $776 and $1,471 in credit losses and incurred $28 and $70 in charge-offs, respectively, resulting in a reserve balance of $3,580 at June 30, 1997. During the three and six months ended June 30, 1996 the Company provided for $477 and $808 in credit losses, respectively, and incurred no charge-offs, resulting in a reserve balance of $1,298 at June 30, 1996. The reserve balance at December 31, 1996 was $2,180.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. The Company intends to comply with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997.

On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The impact of adopting SFAS No. 130 has not been determined.


NOTE 3. MORTGAGE ASSETS

At June 30, 1997, Mortgage Assets consisted of the following:

                                    AGENCY           NON-AGENCY
                                   MORTGAGE           MORTGAGE          MORTGAGE
                                  SECURITIES         SECURITIES           LOANS               TOTAL
                                 ------------       ------------       ------------       ------------
Mortgage Assets, Gross           $  1,178,533       $  1,000,653       $  1,111,375       $  3,290,561

Unamortized Discount                     (194)           (14,774)              (123)           (15,091)

Unamortized Premium                    40,249             21,970             25,442             87,661
                                 ------------       ------------       ------------       ------------
Amortized Cost                      1,218,588          1,007,849          1,136,694          3,363,131

Allowance for Credit Losses                 0             (2,651)              (929)            (3,580)
Gross Unrealized Gains                  5,606              2,719                  0              8,325
Gross Unrealized Losses                  (817)            (3,905)                 0             (4,722)
                                 ============       ============       ============       ============
Carrying Value                   $  1,223,377       $  1,004,012       $  1,135,765       $  3,363,154
                                 ============       ============       ============       ============

At December 31, 1996, Mortgage Assets consisted of the following:

                                   AGENCY          NON-AGENCY
                                  MORTGAGE          MORTGAGE          MORTGAGE
                                 SECURITIES        SECURITIES           LOANS             TOTAL
                                 -----------       -----------       -----------       -----------
Mortgage Assets, Gross           $   939,936       $   662,276       $   515,033       $ 2,117,245

Unamortized Discount                    (234)          (15,717)             (142)          (16,093)
Unamortized Premium                   26,939            16,366            11,012            54,317
                                 -----------       -----------       -----------       -----------
Amortized Cost                       966,641           662,925           525,903         2,155,469

Allowance for Credit Losses                0            (1,752)             (428)           (2,180)
Gross Unrealized Gains                 3,173             2,791                 0             5,964
Gross Unrealized Losses                 (873)           (4,952)                0            (5,825)
                                 ===========       ===========       ===========       ===========
Carrying Value                   $   968,941       $   659,012       $   525,475       $ 2,153,428
                                 ===========       ===========       ===========       ===========

At June 30, 1997 and December 31, 1996, all investments in Mortgage Assets consisted of interests in adjustable-rate mortgages on residential properties. A majority of the mortgages in pools in which the Company owns a security interest rated less than AA are on properties located in California. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by those US government agencies. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At June 30, 1997, the average annualized effective yield on the Mortgage Assets was 6.89% based on the amortized cost of the assets. At December 31, 1996, the average annualized effective yield was 7.11% based on the amortized cost of the assets.

The coupons most of the adjustable-rate mortgage securities and loans owned by the Company are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) and lifetime caps. At June 30, 1997 and December 31, 1996, the weighted average lifetime cap was 12.01% and 11.73%, respectively.

NOTE 4. INTEREST RATE AGREEMENTS

The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

                                                JUNE 30, 1997      DECEMBER 31, 1996
                                                -------------      -----------------
Amortized Cost                                   $   12,233            $    6,200
Gross Unrealized Gains                                    6                   156
Gross Unrealized Losses                              (7,372)               (3,755)
                                                 ----------            ----------
Carrying Value                                   $    4,867            $    2,601
                                                 ==========            ==========


The sum of the notional amounts of all of the Company's Interest Rate Agreements in effect was $2.5 billion at June 30, 1997 and $1.1 billion at December 31, 1996, respectively. The sum of the notional amounts of all of the Interest Rate Agreements owned by the Company was $5.5 billion at June 30, 1997 and $2.6 billion at December 31, 1996.

Cap Agreements

The Company had one hundred-seven outstanding Cap Agreements at June 30, 1997 and fifty-seven outstanding Cap Agreements at December 31, 1996. Potential future earnings from each of these Cap Agreements are based on variations in the London Inter-Bank Offered Rate ("LIBOR"). The sum of the notional amounts of the Company's Cap Agreements in effect was $2.1 billion and $703 million at June 30, 1997 and December 31, 1996, respectively. The weighted average cap strike rate during the three and six months ended June 30, 1997 was 7.14% and 7.29%, respectively. The weighted average cap strike rate during the three and six months ended June 30, 1996 was 7.12% and 7.22%, respectively. Under these Cap Agreements the Company will receive cash payments should an agreed-upon reference rate, either one-month or three-month LIBOR, increase above the strike rates of the Cap Agreements.

Information on the Cap Agreements outstanding at June 30, 1997 is summarized below.

                             AVERAGE CAP                                                            EXPECTED
                            NOTIONAL FACE      AVERAGE CAP        LOW CAP        HIGH CAP        CAP EXPENSE
          YEAR                 AMOUNT          STRIKE RATE      STRIKE RATE     STRIKE RATE      AMORTIZATION
          ----                 ------          -----------      -----------     -----------      ------------
  1997 (last 6 months)        $2,511,586          7.12%            5.50%          12.00%              $2,042
          1998                 1,840,339          7.71%            5.50%          12.00%               4,001
          1999                 1,360,356          9.05%            6.30%          12.00%               2,679
          2000                   864,720          9.78%            7.00%          12.00%               1,547
          2001                   632,932          9.99%            7.00%          11.00%               1,076
          2002                   112,425          8.59%            7.50%          11.00%                 304
          2003                    32,634          8.31%            7.50%           9.00%                 203
          2004                    31,834          8.30%            7.50%           9.00%                 197
          2005                    13,901          7.75%            7.50%           9.00%                  87
          2006                    10,000          7.50%            7.50%           7.50%                  72
 2007 (first 4 months)             9,833          7.50%            7.50%           7.50%                  25
                                                                                                    --------
                 Total                                                                              $ 12,233
                                                                                                    ========


Collar Agreement

At June 30, 1997, the Company had entered into one outstanding collar agreement, consisting of the purchase of a cap agreement subsidized by the sale of a floor agreement. On the cap portion, the Company will receive net hedge income to the extent that three month LIBOR exceeds 7.50%. On the floor portion, the Company will incur a net hedge expense to the extent that three month LIBOR falls below 5.91%.

Information on the Collar Agreement outstanding at June 30, 1997 is summarized below.

                                                                                              EXPECTED
                               NOTIONAL FACE                     CAP STRIKE      FLOOR     COLLAR EXPENSE
      EFFECTIVE PERIOD:            AMOUNT           INDEX           RATE      STRIKE RATE   AMORTIZATION
      -----------------            ------           -----           ----      -----------   ------------
July 1997 to July 1999            $20,000         3 mo LIBOR        7.50%        5.91%           $0

Swap Agreements

The Company has entered into three types of Interest Rate Swap Agreements summarized as follows:

Fixed vs. Floating Rate Swap Agreements:

The Company had four outstanding fixed vs. floating rate Swap Agreements ("Fixed Pay Rate Swaps") at June 30, 1997 and six outstanding Fixed Pay Rate Swaps at December 31, 1996. The sum of the notional amounts of the Company's Fixed Pay Rate Swaps in effect was $95 million at June 30, 1997 and $135 million at December

31, 1996. Under these Swap Agreements, the Company receives the 3 month LIBOR rate and pays the agreed upon fixed rate.

Information on the Fixed Pay Rate Swaps outstanding at June 30, 1997 is summarized below.

                              AVERAGE SWAP
                              NOTIONAL FACE        AVERAGE            LOW             HIGH
           YEAR                  AMOUNT            PAY RATE         PAY RATE        PAY RATE
           ----                  ------            --------         --------        --------
   1997 (last 6 months)           $88,723           6.31%            6.08%            7.18%
   1998 (first 5 months)           25,828           6.59%            6.40%            7.18%

Periodic Swap Agreements:
As of June 30, 1997, the Company had entered into three Periodic Swap Agreements designed to produce income to the Company in the event that the three month LIBOR rate rises sharply. In each of these swaps, the Company receives income on the notional face at a rate equal to three month LIBOR less 0.230% to 0.265% and pays income on the notional face on the lesser of (a) three month LIBOR or (b) the prior period's LIBOR plus 0.50%. The average notional face of these swaps is $110 million, with $90 million maturing in August 1999 and $20 million maturing in September 1999.

Information on the Periodic Swap Agreements outstanding at June 30, 1997 is summarized below.

                              AVERAGE SWAP
                              NOTIONAL FACE     AVERAGE SPREAD     LOW SPREAD      HIGH SPREAD
           YEAR                  AMOUNT            RECEIVED         RECEIVED        RECEIVED
           ----                  ------            --------         --------        --------
   1997 (last 6 months)          $110,000          -0.255%          -0.265%          -0.230%
   1998                           110,000          -0.255%          -0.265%          -0.230%
   1999 (first 9 months)           98,242          -0.257%          -0.265%          -0.230%

Basis Swap Agreements:

As of June 30, 1997, the Company had entered into five LIBOR/Treasury bill Basis Swap Agreements totaling $160 million in notional value. These Basis Swap Agreements, in conjunction with the Company's other Swap and Cap Agreements, are designed to reduce the potential risks in that portion of the Company's balance sheet wherein Treasury-based assets are funded with LIBOR-based liabilities. The Basis Swap Agreements will produce net hedge income for the Company to the extent that three month LIBOR exceeds the average three month Treasury bill rate by 0.440% to 0.465% and will produce a net hedge expense for the Company to the extent that the spread between these two indices is narrower than 0.440% to 0.465%. The maturities of these Basis Swap Agreements are as follows: $30 million in June 1998, $50 million in December 1998, $30 million in June 1999 and $50 million in December 1999.

Information on Basis Swap Agreements outstanding June 30, 1997 is summarized below.

                              AVERAGE SWAP
                              NOTIONAL FACE     AVERAGE SPREAD     LOW SPREAD      HIGH SPREAD
           YEAR                  AMOUNT              PAID             PAID            PAID
           ----                  ------              ----             ----            ----
   1997 (last 6 months)          $160,000           0.453%           0.440%          0.465%
           1998                   144,877           0.455%           0.440%          0.465%
           1999                    64,712           0.464%           0.460%          0.465%

The Company has incurred credit risk to the extent that the counter-parties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. Potential credit write-offs are limited to the amortized cost of the Cap Agreements. In addition, for Cap, Swap and Collar Agreements, if one of the counter-parties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has entered into Interest Rate Agreements only with counter-parties rated A or better and has entered into Interest Rate Agreements with seventeen different counter-parties in order to reduce the risk of credit exposure to any one counter-party.

NOTE 5.   SHORT-TERM BORROWINGS

The Company has entered into reverse repurchase agreements, notes payable and a revolving line of credit (together "Short-Term Borrowings") to finance acquisitions of a portion of its Mortgage Assets. These Short-Term Borrowings are collateralized by a portion of the Company's Mortgage Assets.

At June 30, 1997, the Company had $3,102,784 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 5.978% and a weighted average maturity of 52 days. These borrowings were collateralized with $3,227,734 of Mortgage Assets. At December 31, 1996, the Company had $1,953,103 of Short-Term Borrowings outstanding with a weighted average borrowing rate of 5.83% and a weighted average remaining maturity of 98 days. These borrowing were collateralized with $2,050,813 of Mortgage Assets.

In September 1996, the Company entered into a $20 million, one-year revolving line of credit agreement with a financial institution. The agreement requires that the Company maintain certain financial ratios. The Company is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR. At June 30, 1997, borrowings under this facility totaled $18.2 million and were committed through July 16, 1997. At December 31, 1996, borrowings under this facility totaled $19.3 million. These borrowings are reflected in the $3,102,784 and $1,953,103 of Short-Term Borrowings outstanding at June 30, 1997 and December 31, 1996.

At June 30, 1997 and December 31, 1996, the Short-Term Borrowings had the following remaining maturities:

                              JUNE 30, 1997      DECEMBER 31, 1996
                              -------------      -----------------
     Within 30 days           $  1,485,307         $    268,042
     30 to 90 days                 695,058              667,567
     Over 90 days                  922,419            1,017,494
                              ------------         ------------
     Total Borrowings         $  3,102,784         $  1,953,103
                              ============         ============

For the three and six months ended June 30, 1997, the average balance of Short-Term Borrowings was $2,659,914 and $2,359,650 with a weighted average interest cost of 5.86% and 5.75%, respectively. For the three and six months ended June 30, 1996, the average balance of Short-Term Borrowings was $651,643 and $543,811 with a weighted average interest cost of 5.57% and 5.62%, respectively. The maximum balance outstanding during the six months ended June 30, 1997 was $3,114,770. The maximum balance outstanding during the year ended December 31, 1996 was $1,953,103.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1997 and December 31, 1996. Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

                                                  JUNE 30, 1997                    DECEMBER 31, 1996
                                         ------------------------------      ------------------------------
                                            CARRYING           FAIR             CARRYING            FAIR
                                             AMOUNT            VALUE             AMOUNT            VALUE
                                         ------------      ------------      ------------      ------------
     Assets
           Mortgage Assets               $  3,363,154      $  3,363,393      $  2,153,428      $  2,153,428
           Interest Rate Agreements             4,867             4,206             2,601             2,601

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

As of June 30, 1997, a total of 96,732 shares of the Class B Preferred Stock has been converted into 96,732 shares of the Company's Common Stock. At June 30, 1997 and December 31, 1996, there were 909,518 and 1,006,250 shares of the Class B Preferred Stock outstanding, respectively.

NOTE 8. STOCK PURCHASE WARRANTS

At June 30, 1997 and December 31, 1996, there were 236,297 and 412,894 Warrants outstanding, respectively. Each Warrant entitles the holder to purchase 1.000667 shares of the Company's Common Stock at an exercise price of $15.00 per share. The Warrants remain exercisable until December 31, 1997.

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

The number of shares of Common Stock available under the Stock Option Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At June 30, 1997 and December 31, 1996, 1,181,959 and 1,138,743 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At June 30, 1997 and December 31, 1996, 317,284 and 299,633 ISOs had been granted, respectively. The exercise price for ISOs granted under the Stock Option Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Stock Option Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

The Company's Stock Option Plan permits stock options granted under the plan to accrue stock DERs. For the three and six months ended June 30, 1997, the stock DERs accrued on NQSOs that had a stock DER feature resulted in non-cash charges to operating expenses of $80 and $204, respectively. For the three and six months ended June 30, 1996, the stock DERs accrued on NQSOs that had a stock DER feature resulted in non-cash charges to operating expenses of $79 and $164, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued are based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

Information with respect to stock option and DER activity is as follows:

                                                                   SIX MONTHS ENDED                           YEAR ENDED
                                                                    JUNE 30, 1997                         DECEMBER 31, 1996
                                                         ------------------------------------     ----------------------------------
                                                                             WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                                                            SHARES            EXERCISE PRICE        SHARES          EXERCISE PRICE
                                                         -----------         ----------------     -----------       --------------
     Outstanding options at beginning of period:             421,577          $     19.05             310,857          $   9.48
        Options granted                                      289,630                39.03             141,300             36.01
        Options exercised                                     (4,120)                0.10             (42,083)             0.11
        Dividend equivalent rights earned                      5,451                 0.00              11,503              0.00
                                                         -----------                              -----------
     Outstanding options at end of period                    712,538                27.14             421,577             19.05
                                                         ===========                              ===========


NOTE 10.   DIVIDENDS

The Company declared and paid the following dividends for the three and six months ended June 30, 1997 and for the year ended December 31, 1996:

                                                                             DIVIDENDS PER SHARE
                                                                       -------------------------------
  DECLARATION          RECORD          PAYABLE           TOTAL             CLASS B             COMMON
      DATE              DATE            DATE           DIVIDENDS       PREFERRED STOCK         STOCK
  -----------        ---------       ----------        ---------       ---------------         -----
     6/12/97          6/30/97          7/21/97          $8,638             $0.755              $0.600
      3/5/97          3/31/97          4/21/97          $7,899             $0.755              $0.600
    12/16/96         12/31/96          1/21/97          $5,268             $0.755              $0.410
     9/16/96          9/30/96         10/21/96          $4,016             $0.386              $0.400
     6/14/96          6/28/96          7/18/96          $3,408               --                $0.400
     3/11/96          3/29/96          4/19/96          $2,540               --                $0.460

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of June 30, 1997, the Company had entered into a conditional commitment to purchase approximately $150 million of Mortgage Assets for settlement by September 1997. At June 30, 1997, the Company had no other outstanding commitments to purchase or sell Mortgage Assets or to purchase, sell or terminate Interest Rate Agreements. The Company also had no commitments to enter into additional reverse repurchase agreements or other borrowings.

Future minimum rental commitments as of June 30, 1997 under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows:

                                          MINIMUM RENTAL
          YEAR ENDING                       COMMITMENT
          DECEMBER 31,                 AS OF JUNE 30, 1997
         -------------                 -------------------
              1997                              $ 96
              1998                               191
              1999                               191
              2000                               191
              2001                                64
              ----                             -----
             Total                              $733

NOTE 12.   SUBSEQUENT EVENTS

On July 25, 1997, the Company issued $534.3 million of long-term debt in the form of collateralized mortgage bonds which were issued by Sequoia Mortgage Trust 1, a business trust established by the Company's wholly-owned subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). These bonds are collateralized by a pool of conventional, adjustable-rate, 30 year mortgage loans secured by first liens on one- to four- family residential properties which were transferred from Redwood Trust, Inc. to Sequoia. The initial principal balance of the bond collateral pool is approximately $543.1 million. The proceeds received from this issuance are expected to be used to pay down a portion of the Company's Short-Term Borrowings.

On July 25, 1997, the Company completed a public offering of 1,500,000 shares of Common Stock at an offering price of $45.00 per share. The Company received proceeds of $66.8 million, net of an underwriting discount of $0.45 per share and other offering costs. The proceeds received from this issuance are expected to be used to pay down a portion of the Company's Short-Term Borrowings.

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

OVERVIEW

Redwood Trust, Inc. is a financial institution specializing in the single-family residential mortgage spread lending business. Through its operations of building and managing a balance sheet of high quality mortgage loans and mortgage securities, the Company acts as a supplier of funds to families and individuals seeking to borrow funds in order to own a home. The Company funds its operations with debt and equity. The Company earns net income to the extent that the interest income it earns from its mortgages exceeds the cost of borrowed funds, credit loss expenses and operating expenses.

The Company focuses solely on seeking to earn net interest income from first-lien single-family residential mortgage loans underwritten to "A" or "prime" quality standards. The Company believes its primary competitors in the "A" quality mortgage spread lending business are banks, savings and loans, and the two government-sponsored mortgage entities (GSE's: Fannie Mae and Freddie
Mac).

The Company has chosen to pursue a wholesale strategy (such as is employed by the GSEs) rather than a retail strategy (such as is employed by most banks and savings and loans). Like the GSEs. the Company does not originate loans directly but rather acquires loans from mortgage origination companies and from the secondary mortgage market. The Company out-sources the servicing of its mortgage loans. The Company sources its borrowings on a wholesale basis in the capital markets rather than seeking retail deposits through a branch banking system. The Company believes that its wholesale strategy allows the Company to operate in a highly efficient manner while remaining focused on its core spread lending business.

The Company has elected to be considered a Real Estate Investment Trust (REIT) with respect to Federal and State income taxes. This election generally allows the Company to avoid paying corporate income tax so long as it distributes at least 95% of its taxable income as dividends and meets the other REIT requirements.

RESULTS OF OPERATIONS

Mortgage Asset Acquisitions, Principal Repayments and Net Asset Growth

In the second quarter of 1997, the Company acquired $963 million new mortgage loans and mortgage securities (together, "mortgage assets"). The Company received mortgage principal repayments of $200 million during the quarter. For the second quarter of 1997, total assets grew by $785 million, or 30%, to $3.4 billion.

In the second quarter of 1996, the Company acquired $496 million new mortgage assets. The Company received mortgage principal repayments of $53 million during the quarter. Net growth of total assets was $447 million, or 76%, for that quarter.

The Company has increasingly focused on the acquisition of mortgage loans as opposed to mortgage securities; mortgage loans represented 49% of acquisitions in the second quarter of 1997 and 10% of acquisitions in the second quarter of 1996. Through June 30, 1997, all mortgage loans acquired have been high quality, adjustable rate, first lien mortgages on single-family residential properties. All mortgage securities acquired have represented securitized interests in pools of adjustable rate, single-family mortgage loans.

Through June 30, 1997, mortgage principal repayment rates for the Company have remained within management's range of expectations and have been similar to industry averages for the types of adjustable-rate mortgages owned by the Company. The average annual rate of prepayment of principal (CPR) for the Company's mortgage loans and the mortgages contained in the pools underlying its mortgage securities was 23% in the second quarter of 1997 and 29% in the second quarter of 1996. The Company also receives scheduled mortgage principal payments (payments representing the normal principal amortization of a 30-year mortgage loan). In addition, some mortgage securities owned by the Company are subject to call and some receive accelerated payments, i.e., a greater than pro-rata share of principal repayments generated by the underlying mortgage pool. The average annual rate of mortgage principal repayment from all of these sources was 28% in the second quarter of 1997 and 29% in the second quarter of 1996.

In the first six months of 1997 (the first half of 1997), the Company acquired $1.59 billion new mortgage assets. The Company received mortgage principal repayments of $373 million during this period. Net growth of total assets was $1.24 billion, or 57%, for the half year.

In the first six months of 1996, the Company acquired $663 million new mortgage assets. The Company received mortgage principal repayments of $86 million during the quarter. Net growth of total assets was $586 million, or 131%, for the first half of 1996.

Mortgage loans represented 45% of acquisitions in the first half of 1997 and 7% of acquisitions in the first half of 1996. All other asset acquisitions during these periods were mortgage securities rated AAA and AA.

The Company's average mortgage asset prepayment rate (CPR) was 23% in the first half of 1997 and 28% in the first half of 1996. The total rate of principal repayment was 30% in the first half of 1997 and 28% in the first half of 1996.

Interest Income

From the second quarter of 1996 to the second quarter of 1997, interest income increased by 284%. This increase was driven primarily by a 286% increase in average earning assets (mortgage assets plus cash). In the second quarter of 1997, the Company's average earning assets of $2.89 billion generated interest income of $49.5 million. In the second quarter of 1996, the Company's average earning assets of $748 million generated interest income of $12.9 million.

In the second quarter of 1997, the Company's earning asset yield (interest income annualized and divided by the average daily amortized cost of earning assets) was 6.86%. The average mortgage coupon rate (mortgage interest payments annualized and divided by the average daily principal value of mortgages) was 7.74%. Since the Company's average amortized cost was 102.1% of mortgage principal value during that quarter, the coupon yield on amortized cost book value for the Company's mortgages was 7.57%. Net mortgage premium and discount amortization expenses of $5.1 million reduced the coupon yield by 0.71% for a net mortgage yield of 6.86%. The yield earned on the Company's cash balances during the quarter was 5.52%; the blended earning asset yield was 6.86%.

The Company's earning asset yield was 6.90% in the second quarter of 1996. The average mortgage coupon rate was 7.47%. Since the Company's average amortized cost for mortgage assets was 99.95% of mortgage principal value during that quarter, the coupon yield on amortized cost book value for the Company's mortgages was 7.48%. Net mortgage premium and discount amortization expenses of $1.0 million reduced the coupon yield by 0.56% for a net mortgage yield of 6.92%. The yield earned on the Company's cash balances during the quarter was 5.61%, bringing the overall second quarter of 1996 blended earning asset yield to 6.90%.

At 6.86% and 6.90% respectively, the Company's earning asset yield was similar for the second quarters of 1997 and 1996. The total rate of mortgage principal repayment was similar for these two periods. The mortgage yield in both periods was depressed by similar amounts due to the temporary effect of lower initial coupons on newly acquired mortgages. However, the relevant short-term interest rate index levels (over the six to twelve months prior to the start of the period) averaged approximately 0.10% higher for the second quarter of 1997 as compared to the second quarter of 1996. That the Company's earning asset yield did not increase in step with increases in short-term interest rates primarily reflects a change in asset mix and strategy.

During 1996 and 1997, the Company generally acquired mortgage assets with lower risk characteristics than those assets acquired in 1994 and 1995. As a result, average credit quality improved, with the percentage of the balance sheet consisting of subordinated mortgage securities rated below AA falling from 5.4% in the second quarter of 1996 to 1.7% in the second quarter of 1997. Reflecting this change in asset mix to lower risk assets (as well as certain other factors), the average equity-to-assets capital adequacy guideline determined by the Company's Risk-Adjusted Capital Policy fell from 11.4% to 9.5% over the same period. The lower risk assets acquired by the Company had higher prices; the Company's earning asset yield was reduced somewhat as compared to short-term interest rate index levels. At the same time, the reduction in the Company's capital adequacy guidelines allowed the Company to acquire and manage more mortgages per dollar of equity. The net result of this strategy was reflected in a higher return on equity earned in the second quarter of 1997 as compared to the second quarter of 1996, despite lower earnings asset yields and spreads.

To some degree, the lack of an increase in the earning asset yield in the second quarter of 1997 also reflects the high pricing levels for all mortgages that have prevailed in the mortgage market for several quarters. Despite higher mortgage market pricing, the Company was able to acquire a substantial amount of new mortgage assets in the second quarter of 1997 which the Company expects will meet its return on equity criteria. Operational and capital efficiencies have improved steadily at the Company over time. Due to these efficiencies, the Company believes that it can pay a higher price for a mortgage today than it could have in the past and still have the potential to generate acceptable returns on equity in most scenarios. Nevertheless, there is a risk that mortgage market pricing may increase further in the future or that the available supply of mortgages available for sale at acceptable pricing levels will diminish; asset growth for the Company may then slow.

From the first half of 1996 to the first half of 1997, interest income increased by 300%. This increase was driven primarily by a 312% increase in average earning assets. In the first half of 1997, the Company's average earning assets of $2.57 billion generated interest income of $88.1 million. In the first half of 1996, the Company's average earning assets of $623 million generated interest income of $22.0 million.

In the first half of 1997, the Company's earning asset yield was 6.86%. The average mortgage coupon was 7.72%. Since the Company's average amortized cost was 102.0% of mortgage principal value during that quarter, the coupon yield on amortized cost book value for the Company's mortgages was 7.56%. Net mortgage premium and discount amortization expenses of $8.9 million reduced the coupon yield by 0.70% for a net mortgage yield of 6.86%. The yield earned on the Company's cash balances during the half was 5.44%; the blended earning asset yield was 6.86%.

In the first half of 1996, the Company's earning asset yield was 7.07%. The average mortgage coupon rate was 7.58%. Since the Company's average amortized cost for mortgage assets was 99.5% of mortgage principal value during that quarter, the coupon yield on amortized cost book value for the Company's mortgages was 7.61%. Net mortgage premium and discount amortization expenses of $1.6 million reduced the coupon yield by 0.51% for a net mortgage yield of 7.10%. The yield earned on the Company's cash balances during the quarter was 5.77%, bringing the overall first half of 1996 earning asset yield to 7.07%.

Interest Expense

From the second quarter of 1996 to the second quarter of 1997, interest expense increased by 329%, from $9.1 million to $39.0 million. This increase was driven primarily by a 308% increase in average borrowings from $652 million to $2.66 billion. Borrowings increased at a faster rate over the last year than did earning assets (308% versus 286%) as the Company utilized a greater percentage of debt rather than equity to fund its growing mortgage operations. The average equity-to-assets ratio for the Company was 9.9% in the second quarter of 1997 and 15.2% in the second quarter of 1996.

An additional factor driving the increase in interest expense was a 0.29% increase in the Company's cost of funds from 5.57% in the second quarter of 1996 to 5.86% in the second quarter of 1997. This increase reflects higher levels of short-term interest rates; one, three and six month LIBOR rates over the relevant time frame (one to six months prior to the end of the period) were 0.20% to 0.30% higher for the second quarter of 1997 than they were for the second quarter of 1996.

The Company pays interest expense on its borrowings based on the actual number of days in a quarter. In a non-leap year, the first quarter has 90 days, the second quarter has 91 days, and the third and fourth quarters each have 92 days. Thus, all other factors being equal, the Company's cost of funds will have a seasonal variation pattern; it will be highest in the third and fourth quarters and will be lowest in the first quarter of the year. The increase in the Company's cost of funds attributable to this seasonal day count issue from the first to the second quarter of 1997 was approximately 0.06% (thereby reducing earnings in the second quarter by $0.032 per share relative to the first quarter, all other factors being equal).

From the first half of 1996 to the first half of 1997, interest expense increased by 344%, from $15.3 million to $67.9 million. This increase was driven primarily by an increase in average borrowings of 334%, from $544 million to $2.36 billion. Borrowings increased at a faster rate than did earning assets

(334% versus 312%) as the Company utilized greater leverage. The average equity-to-assets ratio was 15.0% in the first half of 1996 and was 10.0% in the first half of 1997.

An additional factor driving the increase in interest expense was a 0.13% increase in the Company's cost of funds from 5.62% in the first half of 1996 to 5.75% in the first half of 1997. This increase was largely due to higher average short-term interest rates over the relevant periods.

Interest Rate Agreements Expense

Interest rate agreements are a form of interest rate insurance, or hedging, into which the Company enters in order to reduce the effects that a large increase in interest rates could have on its balance sheet and earnings.

In the second quarter of 1997, hedging expenses were $912,000 and hedging income was $73,000 for a net interest rate agreements expense of $839,000. This net expense represented 0.11% of assets, 0.13% of borrowings, and 8.0% of net interest income before hedge expenses.

In the second quarter of 1996, hedging expenses were $255,000 and the Company earned no hedge income. Net hedge expenses represented 0.13% of assets, 0.16% of borrowings, and 6.7% of net interest income before hedge expenses for that quarter.

Hedging expense ratios were generally lower in the second quarter of 1997 as compared to the second quarter of 1996 as the cost of obtaining new contracts representing this type of interest rate insurance declined in accordance with declines in actual and projected rates of interest rate volatility. For similar reasons, the market value of the Company's existing interest rate agreements also fell.

In the first half of 1997, hedging expenses were $1.51 million and hedging income was $0.08 million for a net interest rate agreement expense of $1.43 million. This net expense represented 0.11% of assets, 0.12% of borrowings, and 7.1% of net interest income before hedge expenses.

In the first half of 1996, hedging expenses were $0.41 million and the Company earned no hedge income. This net expense represented 0.13% of assets, 0.15% of liabilities, and 6.0% of net interest income before hedge expenses.

Net Interest Income

Net interest income is interest income less interest expense and net interest rate agreement hedging expenses. Net interest income increased by 172%, from $3.6 million in the second quarter of 1996 to $9.7 million in the second quarter of 1997. This increase was driven by asset growth, although growth in net interest income was less than the growth in average total assets of 285% over the same period. Primarily as a result of the increased use of leverage, net interest income as a percentage of assets (the net interest margin) decreased from 1.85% to 1.31% while, at the same time, net interest income as a percentage of equity increased from 12.14% to 13.25%.

The net interest margin also declined (growth in net interest income was lower than asset growth), and growth in net interest income as a percentage of equity was not as much as it would otherwise have been, due to a narrowed spread between the Company's yield on earning assets and the cost of its borrowed funds and hedging (interest rate spread). The Company's interest rate spread was 1.17% in the second quarter of 1996 and 0.87% in the second quarter of 1997. The Company's yield on earning assets fell by 0.04% over the last year while the cost of funds rose by 0.29% and the cost of hedging fell by 0.03%. The reduced spread in the second quarter of 1997 was primarily a result of the increase in short-term interest rates in February, March and April of 1997; the Company's borrowing costs reacted more quickly to this change than did its mortgage yield. The increase in short-term rates during that period was not of sufficient magnitude, however, to produce significant hedge income from the Company's interest rate agreements.

From the first half of 1996 to the first half of 1997, net interest income increased by 196%, from $6.3 million to $18.8 million. This increase was driven by asset growth, although growth in net interest income was less than the growth in average total assets of 312% over the same period due to the increased use of debt funding.

Primarily reflecting the increased use of leverage, net interest income as a percentage of assets (the net interest margin) decreased from 1.98% to 1.42% while net interest income as a percentage of equity increased from 13.22% to 14.17%.

The net interest margin also declined due to a narrowed spread between the Company's yield on earning assets and the cost of its borrowed funds and hedging. The Company's interest rate spread was 1.30% in the first half of 1996 and 0.99% in the first half of 1997. For reasons discussed above, the Company's yield on earning assets fell by 0.21% while the cost of funds rose by 0.13% and the cost of hedging fell by 0.03%.

Credit Provision Expense and Actual Credit Losses

The Company establishes credit provisions in order build a reserve for future credit losses. Provisions were $0.78 million in the second quarter of 1997 and $0.48 million in the second quarter of 1996.

The Company takes credit provisions for risk of credit loss from its portfolio of below-BBB rated subordinated mortgage securities as a function of projections of potential future losses. Loss projections are based on trends in serious delinquencies and loan loss severities (average % of loan balance written off for liquidated defaulted loans) in the underlying mortgage pools. Credit provisions for these assets were $0.48 million in the second quarter of 1997 and $0.34 million in the second quarter of 1996.

The Company takes credit provisions for its mortgage loan portfolio to provide for expected credit losses over the life of the portfolio. In the second quarters of 1997 and 1996, the Company took mortgage loan provisions of $0.30 million and $0.14 million, respectively. The Company's current policy is to set aside credit provisions for mortgage loans on an on-going basis equaling 0.10% to 0.20% of its loan portfolio.

Total credit provisions equaled 0.25% of average total assets and 1.62% of average equity in the second quarter of 1996 and declined to 0.10% of average assets and 1.06% of average equity in the second quarter of 1997. The decline in these ratios primarily reflects a change in asset mix towards assets with reduced credit risk; subordinated securities rated lower than BBB declined over this period as a percentage of total assets from 2.9% to 0.9%. The Company has not added to its portfolio of lower-rated subordinated mortgage securities since 1995.

The Company had no actual realized credit losses in the second quarter of 1996. Actual credit losses were $28,000 in the second quarter of 1997. All of this loss came from the Company's subordinated mortgage security portfolio. Total cumulative actual credit losses from the inception of the Company through June 30, 1997 have been $80,000; actual losses from subordinated mortgage securities have totaled $69,000 while actual losses from mortgage loans have totaled $13,000. Based on mortgage default and loss trends, the Company expects realized credit losses over the next few quarters to increase to levels more consistent with its provisioning rates and reserve levels, especially for its portfolio of subordinated mortgage securities.

Credit provisions reduce net income and earnings per share but only actual credit losses are deducted when calculating taxable income. Dividends from a REIT are based on taxable income, so future dividends declared by the Company will be influenced by the rate of actual realized credit loss rather than the rate of credit provisioning. Net income and earnings per share will be reduced by actual losses in a direct manner only if they exceed cumulative credit provisions.

Credit provisions were $1.47 million in the first half of 1997 and $0.81 million in the first half of 1996. Credit provisions for below-BBB rated mortgage securities were $0.97 million and $0.67 million while mortgage loan provisions were $0.50 million and $0.14 million, respectively. Total credit provisions equaled 0.11% of average total assets and 1.11% of average equity in the first half of 1997, a decline from 0.25% of average assets and 1.68% of average equity in the first half of 1996.

Actual realized credit losses were $71,000 in the first half of 1997. The Company had no actual credit losses in the first half of 1996.

Operating Expenses

Total operating expenses increased by 105%, from $594,000 in the second quarter of 1996 to $1,215,000 in the second quarter of 1997. The Company expanded its staff and increased salary and bonus compensation for employees to market levels. A portion of the stock options granted to management, employees, and directors have dividend equivalent rights, or DERs, attached (each subject to a dividend hurdle rate); the dividend equivalent right expense increased as the dividend rose and the number of stock options with DERs attached increased. Other operating expenses increased as the scope of Company operations expanded.

Operating expense ratios have improved as the Company realized economies of scale through growth. From the second quarter of 1996 to the second quarter of 1997, operating expenses as a percentage of assets improved from 0.31% to 0.16%, operating expenses as a percentage of equity improved from 2.02% to 1.66%, the efficiency ratio (operating expenses as a percentage of net interest income) improved from 17% to 13%, and average assets per employee improved from $84 million to $257 million.

From the first half of 1996 to the first half of 1997, total operating expenses increased by 119%, from $1.09 million to $2.38 million. Operating expenses as a percentage of assets improved from 0.34% to 0.18%, operating expenses as a percentage of equity improved from 2.26% to 1.80%, the efficiency ratio improved from 17% to 13%, and average assets per employee improved from $78 million to $240 million.

Net Income Before Preferred Dividends

Total net income to common and preferred shareholders increased by 209%, from $2.5 million in the second quarter of 1996 to $7.7 million in the second quarter of 1997. The percentage of net interest income brought down to the net income line increased from 70% to 79%. Return on assets dropped from 1.30% to 1.04% due the increased use of debt funding while at the same time return on total equity (common plus preferred) increased from 8.50% to 10.53%. The positive effect of strong asset growth, along with improved operational and capital efficiencies, more than offset the temporary spread narrowing caused by the first quarter 1997 increase in short-term interest rates and the lower net interest margin caused by the increased use of leverage.

Total net income to common and preferred shareholders increased by 235%, from $4.5 million in the first half of 1996 to $14.9 million in the first half of 1997. Return on assets dropped from 1.39% to 1.13% due the increased use of debt funding while at the same time return on total equity (common plus preferred) increased from 9.28% to 11.26%.

Preferred Dividends

The Company's preferred stock had not yet been issued in the second quarter of 1996. In the second quarter of 1997, preferred dividends were $687,000. The preferred dividend for the quarter was $0.755 per share; 909,518 preferred shares were outstanding and received a dividend. The preferred dividend equals the greater of the common stock dividend or $0.755. After September 1999, the Company has the right to force the conversion of each share of preferred stock into one share of common stock, providing the price of the common stock exceeds $31. At June 30, 1997, the preferred stock represented $26.7 million, or 8.9%, of the Company's shareholder capitalization.

Preferred dividends were $1.44 million in the first half of 1997, or $1.51 per share. There were 999,638 preferred shares outstanding at the end of the first quarter of 1997 and 909,518 shares outstanding at the end of the second quarter; both quarterly preferred dividends were $0.755 per share.

Net Income to Common Shareholders

Net income available for common shareholders increased by 181% over the last year, from $2.5 million in the second quarter of 1996 to $7.0 million in the second quarter of 1997. Over the same period, average common equity increased by 125% to $264.2 million. Return on common equity increased from 8.50% to 10.65%.

Net income available for common shareholders increased from $4.5 million in the first half of 1996 to $13.5 million in the first half of 1997, an increase of 203%. Over the same period, average common equity increased by 146%. Return on common equity increased from 9.28% to 11.43%.

Earnings Per Share

The average number of common shares outstanding on a primary basis (including potential dilution from warrants and options) increased by 57%, from 8.6 million in the second quarter of 1996 to 13.5 million in the second quarter of 1997. Since net income to common shareholders increased by 181% over this period, earnings per share rose by 79%, from $0.29 to $0.52.

The primary factors driving the 79% increase in earnings per share were a 25% increase in return on common equity and a 35% increase in average book value (equity) per common share. Return on equity increased for reasons discussed above. Book value per share increased as the Company issued new common stock at prices in excess of book value. The Company issued common stock in accretive offerings in November 1996 and January and April of 1997. These offerings increased book value per common share by 13%, 8% and 11%, respectively.

The average number of common shares outstanding on a primary basis (including potential dilution from warrants and options) increased by 72%, from 7.45 million in the first half of 1996 to 12.80 million in the first half of 1997. Since total net income increased by 203%, earnings per share rose by 75%, from $0.60 to $1.05. This 75% increase in earnings per share was made possible by a 23% increase in return on common equity and a 33% increase in average book value (equity) per common share.

Taxable REIT Income

As a REIT, the Company is required to distribute as dividends over time at least 95% of its income as calculated for tax purposes (taxable REIT income). It is the Company's intention to distribute as dividends 100% of taxable income over time.

Taxable REIT income (before preferred dividend) was $3.1 million in the second quarter of 1996; this exceeded GAAP income of $2.5 million in that period due to differences in credit expenses of $0.48 million (actual credit losses are deducted from taxable income rather than credit provisions), premium and discount amortization of $0.08 million and operating expenses of $0.08 million.

Taxable REIT income (before preferred dividend) was $8.3 million in the second quarter of 1997; this exceeded GAAP income of $7.7 million in that period due to differences in credit expenses of $0.75 million, premium and discount amortization of negative $0.10 million and operating expenses of negative $0.05 million.

On a taxable REIT income basis, return on total equity was 10.69% for the second quarter of 1996 and 11.34% for the second quarter of 1997. Return on common equity was 10.69% and 11.55% for the same periods, respectively.

Taxable REIT income (before preferred dividend) was $5.7 million in the first half of 1996 and $16.2 million in the first half of 1997. On a taxable REIT income basis, return on total equity was 11.85% for the first half of 1996 and 12.23% for the first half of 1997. Taxable income return on common equity was 11.85% and 12.53% for the same periods, respectively.

Common Share Dividends

Dividends per common share have exceeded primary earnings per common share as taxable REIT income has exceeded net income in each quarter. In addition, in most quarters, the number of common shares outstanding at the end of the quarter receiving a dividend has been lower than the average number of primary common shares (including potential dilution from warrants and options) used to calculated earnings per share.

In the second quarter of 1997, the Company declared a common dividend of $0.60 per share, resulting in the distribution of $7.95 million to 13.25 million common shares outstanding at the end of the period. Together with the preferred dividend of $0.69 million, the Company distributed 103.9% of the taxable income it earned in that quarter. Through the end of the second quarter of 1997, the Company had cumulatively declared dividends equaling 99.8% of cumulative taxable REIT income earned through June 30, 1997.

In the second quarter of 1996, the Company declared a common dividend of $0.40 per share, resulting in the distribution of $3.41 million to 8.52 million common shares outstanding at the end of the period. There were no preferred shares outstanding at June 30, 1996. The Company distributed 108.5% of the taxable income it earned in that quarter. At the end of the second quarter of 1996, the Company had cumulatively declared dividends equaling 98.1% of cumulative taxable REIT income earned through June 30, 1996.

In the first half of 1997, the Company declared a common dividend of $1.20 per share. The total common dividend was $15.1 million. Together with the preferred dividend of $1.1 million, the Company distributed 101.9% of the taxable income it earned in that half.

For the first half of 1996, the Company declared a common dividend of $0.86 per share, resulting in the distribution of $5.9 million. There were no preferred shares outstanding in the first half of 1996. The Company distributed 104.5% of the taxable income it earned in that half.

FINANCIAL CONDITION

Mortgage Loans

From December 31, 1996 to June 30, 1997, the Company's whole loan portfolio grew in size by 116% and increased as a percentage of the Company's mortgage assets from 24.5% to 33.8%. In general over this period, the California concentration dropped, the average seasoning declined, average loan size increased and original loan-to-value ratios decreased. The percentage of the loan portfolio on non-performing status remained steady at low levels.

At June 30, 1997, the Company owned 3,983 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $1.111 billion and an amortized cost of $1.137 billion. The Company estimates that the bid-side market value of the Company's mortgage loan portfolio at June 30, 1997 was approximately $1.136 billion.

As verified by its re-underwriting process, the Company believes that all mortgage loans owned as of June 30, 1997 were generally originated to "A" quality, or "Prime" quality, underwriting standards. The average loan size was $279,000. Loans with current balances less than $214,600 (the current Fannie Mae/Freddie Mac limit for most loans) made up 20% of the dollar balance of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 27%. Loans on owner-occupied houses made up 92% of the dollar balance of the loan portfolio; second homes represented 6% and investment properties 2%.

At June 30, 1997, 33% of the loans (by dollar balance) had a loan-to-value ratio
(LTV) at origination in excess of 80%. Over 94% of these loans had primary mortgage insurance (PMI) or additional collateral in the form of a pledged account, typically serving to bring the effective original LTV for the Company to 75% or less on those loans. The average original LTV for the Company's mortgage loan portfolio was 76% as of June 30, 1997; after giving effect to PMI or additional pledged collateral, the average effective original LTV was 69%. As of June 30, 1997, the average seasoning of the loan portfolio was 22 months.

At June 30, 1997, 34% of the mortgage loans owned by the Company were on properties located in California (13% in Northern California and 21% in Southern California). Loans in Florida were 8% of the total; other states with a greater than 3% representation in the loan portfolio included New York, Maryland, New Jersey, Connecticut, Texas, Illinois, and Georgia.

At June 30, 1997, 12 mortgage loans were non-performing assets (NPAs), as they were over 90 days delinquent, in bankruptcy, in foreclosure, or had become REO (Real Estate Owned). The loan balance of these NPAs totaled $2,366,000, or 0.2% of the mortgage loan portfolio. Included in this NPA balance was REO of $346,000 resulting from the default of 3 loans.

The mortgage loan credit reserve as of June 30, 1997 was $929,000. If all of the NPAs as of June 30, 1997 were to default rather than cure, and the loss severity experienced on these loans was 10%, 20%, 30%, or 40%, the Company estimates its realized credit losses from these assets would be $241,000, $481,000, $722,000 or $962,000, respectively. At June 30, 1997, management believed these defaults, to the extent they occur, would most likely occur over a period of six to twelve months, during which time the Company planned to take additional credit provisions to add to its mortgage loan credit reserve. Cumulatively through June 30, 1997, the Company has achieved resolution on one defaulted mortgage loan: the loss severity on that loan was 7%. The analysis in this paragraph reviews the risk of loss from NPAs as of June 30, 1997 only; it does not purport to analyze or measure credit losses from additional NPAs that may arise after June 30, 1997.

At December 31, 1996, the Company owned 2,172 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $0.515 billion and an amortized cost of $0.527 billion. The Company estimates that the bid-side market value of these mortgage loans at December 31, 1996 was approximately $0.525 billion.

The average loan size at December 31, 1996 was $237,000. Loans with current balances less than $214,600 (the current FNMA/FHLMC limit for most loans) made up 23% of the dollar balance of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 8%. Loans on owner-occupied houses made up 94% of the dollar balance of the loan portfolio; second homes represented 4% and investment properties 2%.

At December 31, 1996, 25% of the loans (by dollar balance) had a loan-to-value ratio (LTV) at origination in excess of 80%. Over 97% of these loans had primary mortgage insurance (PMI). The average original LTV for the Company's mortgage loan portfolio was 77% as of December 31, 1996; after giving effect to PMI, the average effective original LTV was 73%. As of December 31, 1996, the average seasoning of the loan portfolio was 37 months.

At December 31, 1996, 44% of the mortgage loans owned by the Company were on properties located in California (18% in Northern California and 26% in Southern California). Loans in Maryland were 8% of the total; other states with a greater than 3% representation in the portfolio included Florida, Illinois, New York, and Connecticut.

At December 31, 1996, 7 loans were non-performing assets. The loan balance of these NPAs totaled $1,249,000, or 0.2% of the mortgage loan portfolio. Included in this total was one REO of $196,000.

The mortgage loan credit reserve as of December 31, 1997 was $428,000. If all the NPAs as of December 31, 1996 were to default rather than cure, and the loss severity experienced on these loans was 10%, 20%, 30%, or 40%, the Company estimates its realized credit losses from these assets would have been $127,000, $253,000, $380,000 or $506,000, respectively.

Mortgage Securities

From December 31, 1996 to June 30, 1997, the Company's portfolio of mortgage securities increased by 37%. Mortgage securities declined as a percentage of total mortgage assets from 75.5% to 66.2%. All of the Company's mortgage securities represent interests in pools of adjustable rate, first lien mortgages on single-family residential properties.

At June 30, 1997, the principal value of the Company's mortgage securities was $2.18 billion and the amortized cost was $2.23 billion. The Company estimates that the bid-side market value of the Company's mortgage securities portfolio at June 30, 1997 was approximately $2.23 billion.

At June 30, 1997, 97.6% of the Company's mortgage securities had a credit rating equivalent of AAA or AA, 1.1% had a credit rating equivalent of A or BBB and 1.3% had a credit rating equivalent less than BBB. Securities guaranteed by Fannie Mae or Freddie Mac made up 54.7% of total mortgage securities. Non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated AAA or AA made up 42.9% of the mortgage securities portfolio. Based on information available as of June 30, 1997, the Company had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from its mortgage securities rated BBB or better.

The Company has taken and expects to continue to take credit losses on its mortgage securities rated below BBB. Although the loans in the mortgage pools underlying these securities were, for the most part, originated to "A" quality standards, these securities have received lower quality credit ratings as they are subordinated to other securities issued from the same pools and therefore are subject to leveraged credit risk with respect to the underlying mortgages. At June 30, 1997, these below-BBB rated securities had a principal value of $40.3 million and an amortized cost before credit reserve of $29.1 million. The Company estimates that if all the loans in the underlying mortgage pools which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO as of June 30, 1997 were to default and have a loss severity of 10%, 20%, 30%, or 40%, realized credit losses for the Company would be $0.1 million, $1.5 million, $3.7 million or $6.4 million, respectively. Cumulatively from the acquisition dates of these assets in 1994 and 1995 through June 30, 1997, 138 defaulted mortgage loans in these pools had been liquidated; the average loss severity on these loans was 24%. The Company's credit reserve for these assets at June 30, 1997 was $2.65 million. At June 30, 1997, management believed prospective defaults based on serious delinquencies, to the extent they occur, would most likely occur over a period of six to twelve months, during which time the Company planned to take additional credit provisions to add to its mortgage securities credit reserve. The analysis in this paragraph reviews the risk of loss from seriously delinquent loans underlying the Company's securities as of June 30, 1997 only; it does not purport to analyze or measure credit losses from additional serious delinquencies that may arise after June 30, 1997.

At December 31, 1996, the principal value of the Company's mortgage securities was $1.60 billion and the amortized cost was $1.63 billion. The Company estimates that the bid-side market value of the Company's mortgage securities portfolio at December 31, 1996 was approximately $1.63 billion.

At December 31, 1996, 96.6% of the Company's mortgage securities had a credit rating equivalent of AAA or AA, 1.6% had a credit rating equivalent of A or BBB and 1.8% had a credit rating equivalent less than BBB. Securities guaranteed by Fannie Mae or Freddie Mac made up 59.4% of total mortgage securities. Other AAA and AA securities made up 37.2% of the mortgage securities portfolio.

At December 31, 1996, below-BBB rated securities had a principal value of $40.8 million and an amortized cost before credit reserve of $28.9 million. The Company estimates that if all the loans in the underlying mortgage pools which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO as of December 31, 1996 were to default and have a loss severity of 10%, 20%, 30%, or 40%, realized credit losses for the Company would be $0.06 million, $0.61 million, $2.04 million, or $3.65 million, respectively. The cumulative realized loss severity experience in the underlying mortgage pools for the period the Company owned these securities through December 31, 1996 was 27%. The Company's credit reserve for these assets at December 31, 1996 was $1.75 million.

Total Mortgage Asset Portfolio Characteristics

At June 30, 1997, the average credit rating equivalent of all of the Company's mortgage assets (loans plus securities) was AA+, with mortgage loans (the bulk of the value which would be rated AAA if securitized and rated) representing 33.8% of the total mortgage asset portfolio, AAA and AA securities representing 64.5%, A and BBB rated securities representing 0.8% and below-BBB rated securities representing 0.9%.

At June 30, 1997, all mortgage assets consisted of adjustable rate mortgages. The average coupon rate accruing on these assets was 7.73%. The average level of the short-term interest rate indices which determine coupon adjustments was 5.77%. Since the average net margin was 2.23%, the highest potential average mortgage coupon rate (the fully-indexed rate) at that time was 8.00%. The actual coupon rate was lower than the fully-indexed rate by 0.27% due to acquisition of mortgage assets with initial coupons set at lower than fully-indexed rates and due to interest rate fluctuations and other factors in the year prior to June 30, 1997.

At June 30, 1997, 36.0% of the Company's mortgage assets had coupon rate adjustments every six months based on the six month LIBOR or CD index and 8.8% had monthly adjustments based on the one month LIBOR index. Mortgage assets with annual coupon adjustments based on the six month or one year U.S. Treasury index were 52.1% of the portfolio and one year Treasury mortgages with an initial coupon rate set longer than one year represented 1.8%. Mortgage assets with other indices made up 1.3% of the total. At June 30, 1997, the average term to next coupon adjustment for all mortgage assets was 5 months. For most mortgage assets, coupon rate adjustments are based on the index level 30 to 75 days prior to the start of a new coupon accrual period.

Potential coupon rate changes can be limited by periodic and life caps. As of June 30, 1997, the Company's average mortgage asset life time maximum cap rate was 12.01%. At June 30, 1997, periodic caps limited coupon changes to 2% annually for 81.9% of mortgage assets; mortgage assets representing 18.0% of the total had no periodic caps and 0.1% had other periodic cap arrangements.

At December 31, 1996, the average mortgage asset credit rating equivalent was AA+, with mortgage loans representing 24.5% of the total mortgage asset portfolio, AAA and AA securities representing 73.0%, A and BBB rated securities representing 1.2% and below-BBB rated securities representing 1.3%.

At December 31, 1996, all mortgage assets consisted of adjustable rate mortgages. The average coupon rate accruing on these assets was 7.75%. The average level of the short-term interest rate indices which determine coupon adjustments was 5.58%. Since the average net margin was 2.24%, the highest potential average mortgage coupon rate (the fully-indexed rate) at that time was 7.82%. The actual coupon rate was lower than the fully-indexed rate by 0.07%.

At December 31, 1996, 38.4% of the Company's mortgage assets had coupon rate adjustments every six months based on the six month LIBOR or CD index and 1.4% had monthly adjustments based on the one month LIBOR index. Six month or one year U.S. Treasury index mortgage assets made up 58.1% of the total. Mortgage assets with other indices made up 2.1% of the total. At December 31, 1996, the average term to next coupon adjustment for all mortgage assets was 5 months.

As of December 31, 1996, the Company's average mortgage asset life time maximum cap rate was 11.73%. At December 31, 1996, periodic caps limited coupon changes to 2% annually for 95.7% of mortgage assets; mortgage assets representing 4.2% of the total had no periodic caps and 0.1% had other periodic cap arrangements.

Interest Rate Agreements

At June 30, 1997, the Company owned $5.5 billion notional face of interest rate agreements, principally caps and swaps. These interest rate agreements had various start dates, maturity dates, and interest rate protection features; they are described in detail in "Note 4. Interest Rate Agreements" in the Notes to Consolidated Financial Statements.

These agreements are designed to reduce the Company's interest rate and market value fluctuation risk. They had a historical amortized cost basis of $12.2 million and an estimated bid-side market value of $4.2 million as of June 30, 1997. Market values dropped as compared to amortized cost due to a drop in interest rate volatility assumptions in the marketplace for interest rate agreements, a drop in interest rates, the effect of taking bid-ask spread mark-downs on a substantial amount of new agreements and due to the mis-matched timing of GAAP amortization methods for premiums paid for interest rate caps and the rate of actual decay in their market values. Market value fluctuations for interest rate agreements hedging mortgage securities are reflected in the Company's interest rate agreement market valuation account of negative $7.4 million at June 30, 1997. Interest rate agreements hedging mortgage loans are carried on the balance sheet at historical amortized cost.

At December 31, 1996, the Company owned $2.6 billion notional face of interest rate agreements with a historical amortized cost basis of $6.2 million and an estimated bid-side market value of $2.6 million. The Company's interest rate agreement market valuation account was negative $3.6 million at that time.

There is a risk that the counter-parties to the Company's interest rate agreements will not be able to perform to the terms of these contracts. If this were to happen, the Company's total accounting credit loss exposure would be limited to its historical amortized cost basis in these assets, although the true economic opportunity cost to the Company could be higher. Through June 30, 1997, each of the counter-parties to the Company's interest rate agreements had a credit rating of at least A.

Net Non-Earning Assets

Increases in net working capital (receivables less payables) and fixed assets reduce earnings as the Company must fund these non-earning assets with borrowings.

At June 30, 1997, net working capital was negative, as accrued interest payable, dividend payable, and accrued expenses exceeded interest receivable from mortgage assets and prepaid expenses. This negative working capital provided funds at that time to reduce borrowings or increase cash investments by $1.5 million. However, the Company had an average investment in net positive working capital during the second quarter of 1997 of $55.4 million, requiring additional borrowings. Total non-earning assets (including total fixed assets of $257,000) averaged $75.9 million during the second quarter of 1997, representing 2.6% of total average assets and 25.9% of average equity.

At December 31, 1996, net working capital was negative by $3.0 million, providing a source of funds at that time. Total fixed assets were $257,000. Total non-earning assets during the fourth quarter of 1996 averaged $41.4 million, however, representing 2.7% of total average assets and 22.4% of average equity during that quarter.

Borrowings, Cash Balances and Liquidity

Through June 30, 1997, the Company's borrowings consisted of short-term collateralized borrowing arrangements such as reverse repurchase agreements, notes payable, and revolving lines of credit.

Borrowings totaled $3.10 billion with an average interest expense rate of 5.91% at June 30, 1997 and $1.95 billion with an average interest expense rate of 5.83% at December 31, 1996. In each case, the principal value, historical amortized cost, carrying value, and estimated bid-side market value of these borrowings were approximately the same.

As the Company has reduced risks on its balance sheet, it has utilized a greater amount of leverage: the Company's debt-to-equity ratio was 10.4x at June 30, 1997 and 9.1x at December 31, 1996. The Company has been, on average, more leveraged at quarter end than it typically has been during the quarter, as the Company has historically planned common stock equity offerings in the first month of each quarter and has acquired assets in anticipation of these offerings. The average debt-to-equity ratio was 7.3x during the fourth quarter of 1996, 8.7x during the first quarter of 1997 and 9.1x during the second quarter of 1997.

At June 30, 1997, the Company had borrowings equaling 92.3% of the $3.36 billion market value of its mortgage assets. The Company estimates it had additional borrowing capacity at that time of $149 million. In addition, the Company had $29 million of cash. On average during the second quarter of 1997, the Company estimates it had additional borrowing capacity of $113 million and cash on hand of $19 million.

At December 31, 1996, the Company had borrowings equaling 90.7% of the $2.15 billion market value of its mortgage assets. The Company estimates it had additional borrowing capacity at that time of $124 million, as well as $11 million of cash. During the fourth quarter of 1996, the Company estimates it had, on average, additional borrowing capacity of $85 million and cash balances of $16 million. During the first quarter of 1997, the Company estimates it had $99 million in average unused borrowing capacity and an average cash balance of $12 million.

The Company's liquidity status, borrowing capacity, and ability to roll over its borrowings as they mature depend on the market value, liquidity and credit quality of its assets, the soundness and capitalization of the Company's balance sheet, the state of the collateralized lending market and other factors. If the Company's liquidity or borrowing capacity were to become seriously diminished, the Company would most likely seek to sell its mortgage assets (the sale of which, in such circumstances, might be difficult and most likely would be at a loss). In order to avoid such an occurrence, the Company seeks to maintain what it believes to be a prudent level of capital, i.e., the Company restricts its asset growth according to its Risk-Adjusted Capital Policy and thereby seeks to maintain adequate unused borrowing capacity.

At June 30, 1997 and December 31, 1996, the average term to maturity of the Company's borrowings was 75 days and 98 days and the average term to next rate adjustment was 36 days and 52 days, respectively; the term to next rate adjustment was shorter than the term to maturity as some of the Company's borrowings had a cost of funds that adjusted to market levels on a monthly or daily basis during the term of the borrowing. At each of these dates, the cost of these borrowings could adjust to changes in short-term interest rates, on average, several months faster than coupon rates on the Company's mortgages could adjust to those same changes. Through its interest rate agreement hedging program, the Company seeks to mitigate the short-term impact that a large increase in interest rates could have on its cost of funds and spread earnings

Stockholders' Equity, Capital Efficiency and Capital Adequacy

From December 31, 1996 to June 30, 1997, the Company's equity base (exclusive of the market valuation account) grew from $214.4 million to $296.9 million. This equity growth was the result of the Company's January stock offering ($29.2 million), April common stock offering ($46.0 million), proceeds from the issuance of common stock through the exercise of warrants ($2.7 million), through the Company's Dividend Reinvestment Plan ($1.3 million) and through the Company's Optional Cash Investment Plan ($4.9 million). Since taxable REIT earnings have exceeded GAAP net income, cumulative dividends paid have exceeded retained GAAP earnings; dividends exceeded GAAP earnings by $1.6 million in the first half of 1997, thus reducing stockholders' equity as measured on a GAAP basis by that amount.

Book value, or equity, per share (including common and preferred, excluding the market valuation account) increased by 17% from $17.87 on December 31, 1996 to $20.97 on June 30,1997. The primary driver of this book value growth was accretive stock offerings at prices in excess of book value.

For balance sheet purposes, the Company carries its mortgage securities and associated interest rate agreements at their estimated bid-side market value (historical amortized cost less market valuation account). The total market valuation account for the Company was negative $3.8 million on June 30, 1997 and negative $3.5 million on December 31, 1996. As a result of this accounting treatment, the Company's reported equity base and book value per share may fluctuate due to market conditions and other factors. Mortgage loans and all other assets and liabilities were carried on the Company's balance sheet at June 30, 1997 at historical amortized cost.

The Company estimated that the bid-side market value (or realizable value) of all its assets less the cost of paying off all of its obligations was approximately $211.2 million as of December 31, 1996 and $292.6 million as of June 30, 1997. As compared to the shareholders' equity of the Company (excluding the market valuation account), the net total "mark-to-market" value for the Company was $3.2 million and $4.4 million lower, respectively, on those dates. Between December 31, 1996 and June 30, 1997, the liquidation value of the Company's interest rate agreements dropped significantly: See "Interest Rate Agreements" above. The Company expects that the net total "mark-to-market" value of the Company will fluctuate significantly over time.

Through its Risk-Adjusted Capital Policy, the Company assigns a guideline capital adequacy amount (expressed in the form of a guideline equity-to-assets ratio) to each of its mortgage assets. This ratio will fluctuate over time, according to a formula, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, the manner in which the asset is funded, and the over-collateralization requirements for that asset set by the Company's collateralized lenders. The sum of the capital adequacy amounts for all of the Company's mortgage assets is the Company's aggregate guideline capital adequacy amount.

Management believes that the bulk of the capital necessary to manage the Company prudently is needed due to the liquidity and market value fluctuation risks that arise from the utilization of short-term collateralized borrowings.

The Company does not expect that its actual capital levels will always exceed the guideline amount. The Company measures all of its mortgage assets funded with short-term borrowings at estimated market value for the purpose of making Risk-Adjusted Capital calculations. For example, if interest rates were to rise in a significant manner, the Company's capital guideline amount would rise (as the potential interest rate risk of its mortgages would increase, at least on a temporary basis, due to periodic and life caps) while its actual capital levels as determined for the Risk-Adjusted Capital Policy would likely fall as the market values of its mortgages, net of mark-to-market gains on hedges, fell (market value declines may be temporary as well, as future coupon adjustments may help to restore some of the lost market value). In this circumstance, or any other circumstance in which the Company's actual capital levels fell below the Company's capital adequacy guideline amount, the Company would cease the acquisition of new mortgage assets until capital balance was restored.

As expressed as an equity-to-assets ratio, the Company's average guideline capital amount was 10.2% of assets in the fourth quarter of 1996, 10.1% in first quarter of 1997 and 9.5% in the second quarter of 1997. Since 1995, the Company has adjusted its asset mix in a manner that it believes presents the Company with lower levels of anticipated risk. The capital guideline has dropped accordingly.

The actual average equity-to-asset ratio for the Company was 11.9% in the fourth quarter of 1996, 10.3% in the first quarter of 1997, and 9.9% in the second quarter of 1997. Since actual equity-to-asset ratios in these quarters were higher than the capital guideline ratios, the Company could have owned more mortgage assets during these quarters and still met its capital guidelines. Balance sheet capacity utilization (actual assets divided by potential assets) is a key measure of capital efficiency for the Company; it was 86% in the fourth quarter of 1996, 98% in the first quarter of 1997, and 96% in the second quarter of 1997. Capacity utilization will remain high to the extent that the Company is able to match the timing of the acquisition of mortgages with its receipt of new capital.

In October of 1996, the Board of Directors approved an expanded mortgage asset acquisition authority for the Company. In defined circumstances prior to a planned equity offering, management is authorized to acquire mortgage assets in a limited amount beyond the usual constraints of the Company's Risk-Adjusted Capital Policy. Thus at March 31, 1997, prior to the equity offering of April 1997, the Company's actual equity-to-assets ratio of 9.3% was less than the normal capital guideline of 10.1% but exceeded the expanded guideline in effect at that time of 9.2%. With the exception of June 30, 1997, the Company's actual capital level has always exceeded its capital guideline through such date (either the normal guideline or the expanded guideline, as appropriate for the circumstance). At June 30, 1997 and for a short period of time thereafter, the Company's actual "mark-to-market" capital level was $140,000 (0.05%) less than the Company's expanded capital guideline level due to market value fluctuations of its interest rate agreements.

From June 12, 1997 through the common stock equity offering of July 25, 1997, the Company was at its approximate maximum asset size as determined by its Risk-Adjusted Capital Policy. Accordingly, the Company ceased making firm commitments to new asset acquisitions during that period. As a result, the level of total asset acquisitions for the third quarter of 1997 may be less than otherwise would have been the case.

In July 1997, the Company completed the placement of $534 million amortizing long-term bonds. In doing so, liquidity and market value fluctuation risk for that portion of the Company's balance sheet was substantially eliminated. Recognizing this risk reduction, the Company significantly lowered its Risk-Adjusted Capital guideline amounts for the mortgage loans collateralizing this long-term debt. The Company's overall weighted average Risk-Adjusted Capital guideline equity-to-assets ratio declined as a result in July 1997.

Risk Management

The Company seeks to manage the potential credit, interest rate, liquidity and other risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the corporation while, at the same time, seeking to provide an opportunity for shareholders to realize attractive total rates of return through long-term stock ownership in the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risks that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks and to maintain capital levels consistent with the risks it does undertake.

The Company seeks to limit credit risk by maintaining what it believes to be high quality mortgage loan underwriting standards. The Company is a nationwide "A" (or "prime") quality lending company: it acquires and owns first mortgages on single-family family residential properties which have been underwritten to the highest levels of underwriting standards generally in use for these types of loans. Credit losses from such mortgages are cyclical. Historically, however, the magnitude of loss from high quality single-family mortgages has been contained relative to credit losses arising from other forms of commercial, consumer and mortgage lending.

The Company seeks to manage liquidity risk and short-term borrowing roll-over risk (which could be caused by market value fluctuations of assets pledged as collateral or by changes in lending markets) through: (1) maintaining what it believes to be a high quality and liquid portfolio of mortgage assets, (2) maintaining a hedging program utilizing interest rate agreements designed to partially mitigate net changes in the market values of its assets, (3) maintaining what it believes to be a prudent level of capitalization (and therefore a prudent level of unused borrowing capacity), and (4) replacing a portion of its short-term borrowings with long-term borrowings. Liquidity risks and short-term borrowing roll-over risks cannot be substantially eliminated unless the Company can replace all of its short-term borrowings with long-term borrowings. At June 30, 1997, the Company remained exposed to such risk, particularly in general market environments of rapidly rising interest rates, market dislocation or illiquidity.

The Company seeks to manage interest rate risk through matching the interest rate characteristics of its mortgages and its borrowings to the degree that management believes is likely to be in the best interests of the shareholders in the long term.

The Company does not seek to be perfectly matched or to eliminate interest rate risk. Through June 30, 1997, the Company has paired adjustable-rate mortgages with variable rate liabilities. The Company has generally maintained borrowings which adjust to market conditions several months faster than its assets. This short-term mis-match has increased on the Company's balance sheet in 1997 relative to prior periods. For larger interest rate increases, the potential short-term negative earnings impact resulting from this short-term mis-match should be partially mitigated by the Company's interest rate agreements. In addition, since the Company's adjustable-rate earning assets have exceeded its liabilities to a material degree through June 30, 1997, the longer term impact of an increase in short-term interest rates may be positive after a lag period (once the coupon rate on the assets has fully adjusted to the rate increase). Conversely, while the short-term earnings effect of a decline in short-term interest rates may be positive, the longer-run effect after a lag period may be a decline in earnings relative to what they otherwise would have been after the coupon rates on the assets have adjusted downwards.

Through June 30, 1997, the Company generally has assumed some other types of asset/liability mis-matches as well, including some yield curve flattening risk (the risk of six and twelve month interest rates falling relative to one and three month interest rates) and some "TED" spread risk (the risk of U.S. Treasury rates, upon which coupon rate changes for a portion of the Company's assets are based, falling relative to LIBOR rates, upon which changes in the cost of funds of all the Company's liabilities are generally correlated). In addition, the Company has not fully hedged the periodic caps (averaging 2% per year) and life caps (averaging 12.01% at June 30, 1997) imbedded in its assets. Certain other sources of interest rate type risks remain partially hedged as well. Management believes that the assumption of these risks to the extent undertaken by the Company is more likely than not to result in higher earnings for the Company in the long-term but also, from time to time, may cause earnings volatility and opportunity cost from foregone growth potential. Management believes that retained interest rate risks (to the extent they are separate from liquidity and market value fluctuation risk) are unlikely to cause a safety and soundness issue for the Company except in relatively extreme and unexpected scenarios.

If the rate of mortgage principal repayment of the Company's mortgage assets is faster than expected, the rate at which the Company amortizes as an expense its net premium balances will increase and earnings will be reduced relative to what they would have been otherwise. Changes in principal repayment rates may be a source of earnings volatility for the Company. In addition, faster principal repayments may reduce the Company's net asset growth rate; net asset growth is generally an important component of future earnings growth. Prospects for the Company may also be reduced by higher than expected mortgage principal repayments if the potential return characteristics of new assets are less attractive than those of the existing assets held in portfolio. Conversely, certain liquidity, market value fluctuation, and interest rate risks may be exacerbated in a rising interest rate environment due to slowing rates of mortgage principal repayment.

While adjustable rate-mortgage principal repayment rates are not highly predictable, in the past management believes the strongest influencing factor has been the absolute level of longer-term interest rates. As long-term rates drop, adjustable-rate mortgage principal repayments have tended to increase, particularly if longer-term rates drop relative to short-term interest rates. In addition, management believes adjustable rate mortgage principal repayments have been increasing on a secular trend basis due to structural and behavioral changes in the mortgage origination market. Through June 30, 1997, the Company has not sought to hedge mortgage principal repayment risk but rather has sought to analyze, based on individual mortgage characteristics, the propensity of each acquired mortgage or mortgage pool to experience accelerated principal repayment rates and to adjust its acquisition price bid accordingly based on the level of perceived downside (and upside) earnings risk.

Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with Generally Accepted Accounting Principles and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1
INCOME STATEMENT                                                FOR THREE MONTHS ENDING
                                                            ------------------------------
(ALL DOLLARS IN THOUSANDS)                                    MAR. 31,           JUN. 30,
                                                               1997                1997
                                                            ----------          ----------
     Mortgage Loans:
               Coupon Income                                $   10,784          $   14,474
               Amortization of Discount Balances                    11                   8
               Amortization of Premium Balances                   (940)             (1,462)
                                                            ----------          ----------
               Interest Income:  Mortgage Loans                  9,855              13,020

     Mortgage Securities:
               Coupon Income                                    31,440              39,879
               Amortization of Discount Balances                   261                 409
               Amortization of Premium Balances                 (3,150)             (4,065)
                                                            ----------          ----------
               Interest Income: Mortgage Securities             28,551              36,223

     Total Interest Income From Mortgage Assets                 38,406              49,243
     Interest Income: Cash Balances                                162                 266
                                                            ----------          ----------
     Total Interest Income                                      38,568              49,509

     Interest Expense                                          (28,900)            (38,958)

     Interest Rate Agreement Expense                              (602)               (912)
     Interest Rate Agreement Income                                  7                  73
                                                            ----------          ----------
     Net Interest Rate Agreement Expense                          (595)               (839)

     Net Interest Income                                         9,073               9,712

     Gain (Loss) on Sale                                             0                   0
     Other Income                                                    0                   0
                                                            ----------          ----------
     Total Income                                                9,073               9,712

     Provision for Potential Credit Losses
               Mortgage Loans                                     (202)               (299)
               Mortgage Securities                                (493)               (477)
                                                            ----------          ----------
               Total Credit Provision                             (695)               (776)

     Compensation and Benefits Expense                            (529)               (516)
     Dividend Equivalent Rights Expense                           (203)               (358)
     Other Operating Expenses                                     (435)               (341)
                                                            ----------          ----------
     Total Operating Expenses                                   (1,167)             (1,215)

     Corporate Income Tax Expense                                    0                   0

     Net Income Before Preferred Dividends                  $    7,211          $    7,721

     Preferred Dividends                                          (755)               (687)
                                                            ----------          ----------

     Net Income to Common Shareholders                      $    6,456          $    7,034
                                                            ==========          ==========

     Calculation of Taxable REIT Income
     GAAP Net Income Before Preferred Dividends             $    7,211          $    7,721
     Mortgage Amortization Differences                             (87)               (103)
     Credit Provisions less Actual Losses                          653                 747
     Operating Expense Differences                                 135                 (50)
                                                            ----------          ----------
     Taxable Income Before Preferred Dividend               $    7,912          $    8,315
                                                            ==========          ==========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                FOR THREE MONTHS ENDING               FOR YEAR
                                                  -----------------------------------------------      ENDING
(ALL DOLLARS IN THOUSANDS)                         MAR. 31,    JUN. 30,     SEP. 30,     DEC. 31,     DEC. 31,
                                                    1996         1996         1996         1996         1996
                                                  --------     --------     --------     --------     --------
Mortgage Loans:
          Coupon Income                           $    479     $    749     $  1,656     $  2,582     $  5,466
          Amortization of Discount Balances              2           11            7           11           31
          Amortization of Premium Balances             (19)         (43)         (62)        (189)        (313)
                                                  --------     --------     --------     --------     --------
          Interest Income:  Mortgage Loans             462          717        1,601        2,404        5,184

Mortgage Securities:
          Coupon Income                              8,965       12,973       18,901       25,292       66,131
          Amortization of Discount Balances            175          234          264          206          879
          Amortization of Premium Balances            (688)      (1,225)      (1,645)      (2,236)      (5,794)
                                                  --------     --------     --------     --------     --------
          Interest Income: Mortgage Securities       8,452       11,982       17,520       23,262       61,216

Total Interest Income From Mortgage Assets           8,914       12,699       19,121       25,666       66,400
Interest Income: Cash Balances                         217          202          250          215          884
                                                  --------     --------     --------     --------     --------
Total Interest Income                                9,131       12,901       19,371       25,881       67,284

Interest Expense                                    (6,202)      (9,075)     (14,447)     (19,467)     (49,191)

Interest Rate Agreement Expense                       (151)        (255)        (350)        (403)      (1,159)
Interest Rate Agreement Income                           0            0            0            1            1
                                                  --------     --------     --------     --------     --------
Net Interest Rate Agreement Expense                   (151)        (255)        (350)        (402)      (1,158)

Net Interest Income                                  2,778        3,571        4,574        6,012       16,935

Gain (Loss) on Sale                                      0            0            0            0            0
Other Income                                             0            0            0            0            0
                                                  --------     --------     --------     --------     --------
Total Income                                         2,778        3,571        4,574        6,012       16,935

Provision for Potential Credit Losses
          Mortgage Loans                                 5         (140)        (178)         (35)        (348)
          Mortgage Securities                         (336)        (337)        (338)        (337)      (1,348)
                                                  --------     --------     --------     --------     --------
          Total Credit Provision                      (331)        (477)        (516)        (372)      (1,696)

Compensation and Benefits Expense                     (234)        (305)        (309)        (343)      (1,191)
Dividend Equivalent Rights Expense                     (85)         (79)         (81)        (137)        (382)
Other Operating Expenses                              (174)        (210)        (281)        (316)        (981)
                                                  --------     --------     --------     --------     --------
Total Operating Expenses                              (493)        (594)        (671)        (796)      (2,554)

Corporate Income Tax Expense                             0            0            0            0            0

Net Income Before Preferred Dividends             $  1,954     $  2,500     $  3,387     $  4,844     $ 12,685

Preferred Dividends                                      0            0         (388)        (760)      (1,148)
                                                  --------     --------     --------     --------     --------

Net Income to Common Shareholders                 $  1,954     $  2,500     $  2,999     $  4,084     $ 11,537
                                                  ========     ========     ========     ========     ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends        $  1,954     $  2,500     $  3,387     $  4,844     $ 12,685
Mortgage Amortization Differences                      175           82           61          131          449
Credit Provisions less Actual Losses                   331          477          516          365        1,689
Operating Expense Differences                           89           83           84           89          345
                                                  --------     --------     --------     --------     --------
Taxable Income Before Preferred Dividend          $  2,549     $  3,142     $  4,048     $  5,429     $ 15,168
                                                  ========     ========     ========     ========     ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                              FOR THREE MONTHS ENDING                 FOR YEAR
                                                  -----------------------------------------------      ENDING
(ALL DOLLARS IN THOUSANDS)                        MAR. 31,     JUN. 30,     SEP. 30,     DEC. 31,      DEC. 31,
                                                    1995         1995         1995         1995         1995
                                                  --------     --------     --------     --------     --------
Mortgage Loans:
          Coupon Income                           $      0     $      0     $      0     $    379     $    379
          Amortization of Discount Balances              0            0            0            4            4
          Amortization of Premium Balances               0            0            0           (4)          (4)
                                                  --------     --------     --------     --------     --------
          Interest Income:  Mortgage Loans               0            0            0          379          379

Mortgage Securities:
          Coupon Income                              1,940        2,737        3,779        6,303       14,759
          Amortization of Discount Balances            234          237          280          164          915
          Amortization of Premium Balances             (19)         (34)        (123)        (383)        (559)
                                                  --------     --------     --------     --------     --------
          Interest Income: Mortgage Securities       2,155        2,940        3,936        6,084       15,115

Total Interest Income From Mortgage Assets           2,155        2,940        3,936        6,463       15,494
Interest Income: Cash Balances                          15           20           50          147          232
                                                  --------     --------     --------     --------     --------
Total Interest Income                                2,170        2,960        3,986        6,610       15,726

Interest Expense                                    (1,533)      (2,190)      (2,432)      (4,453)     (10,608)

Interest Rate Agreement Expense                        (16)         (82)        (112)        (129)        (339)
Interest Rate Agreement Income                           0            0            0            0            0
                                                  --------     --------     --------     --------     --------
Net Interest Rate Agreement Expense                    (16)         (82)        (112)        (129)        (339)

Net Interest Income                                    621          688        1,442        2,028        4,779

Gain (Loss) on Sale                                      0            0            0            0            0
Other Income                                             0            0            0            0            0
                                                  --------     --------     --------     --------     --------
Total Income                                           621          688        1,442        2,028        4,779

Provision for Potential Credit Losses
          Mortgage Loans                                 0            0            0          (79)         (79)
          Mortgage Securities                          (19)         (40)         (84)        (271)        (414)
                                                  --------     --------     --------     --------     --------
          Total Credit Provision                       (19)         (40)         (84)        (350)        (493)

Compensation and Benefits Expense                      (81)         (81)        (197)        (104)        (463)
Dividend Equivalent Rights Expense                       0            0           (7)         (47)         (54)
Other Operating Expenses                              (120)        (117)        (160)        (217)        (614)
                                                  --------     --------     --------     --------     --------
Total Operating Expenses                              (201)        (198)        (364)        (368)      (1,131)

Corporate Income Tax Expense                             0            0            0            0            0

Net Income Before Preferred Dividends             $    401     $    450     $    994     $  1,310     $  3,155

Preferred Dividends                                      0            0            0            0            0
                                                  --------     --------     --------     --------     --------

Net Income to Common Shareholders                 $    401     $    450     $    994     $  1,310     $  3,155
                                                  ========     ========     ========     ========     ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends        $    401     $    450     $    994     $  1,310     $  3,155
Mortgage Amortization Differences                      (15)          35           49          106          175
Credit Provisions less Actual Losses                    19           40           84          347          490
Operating Expense Differences                            3            3          (44)          50           12
                                                  --------     --------     --------     --------     --------
Taxable Income Before Preferred Dividend          $    408     $    528     $  1,083     $  1,813     $  3,832
                                                  ========     ========     ========     ========     ========

SUPPLEMENTAL HISTORICAL INFORMATION


INCOME STATEMENT                                FOR THREE MONTHS ENDING   FOR YEAR
                                                -----------------------    ENDING
(ALL DOLLARS IN THOUSANDS)                        SEP. 30,    DEC. 31,    DEC. 31,
                                                   1994        1994        1994
                                                  -------     -------     -------
Mortgage Loans:
          Coupon Income                           $     0     $     0     $     0
          Amortization of Discount Balances             0           0           0
          Amortization of Premium Balances              0           0           0
                                                  -------     -------     -------
          Interest Income:  Mortgage Loans              0           0           0

Mortgage Securities:
          Coupon Income                                18       1,084       1,102
          Amortization of Discount Balances             0         101         101
          Amortization of Premium Balances              0         (19)        (19)
                                                  -------     -------     -------
          Interest Income: Mortgage Securities         18       1,166       1,184

Total Interest Income From Mortgage Assets             18       1,166       1,184
Interest Income: Cash Balances                         80          32         112
                                                  -------     -------     -------
Total Interest Income                                  98       1,198       1,296

Interest Expense                                      (10)       (750)       (760)

Interest Rate Agreement Expense                         0          (8)         (8)
Interest Rate Agreement Income                          0           0           0
                                                  -------     -------     -------
Net Interest Rate Agreement Expense                     0          (8)         (8)

Net Interest Income                                    88         440         528

Gain (Loss) on Sale                                     0           0           0
Other Income                                            0           0           0
                                                  -------     -------     -------
Total Income                                           88         440         528

Provision for Potential Credit Losses
          Mortgage Loans                                0           0           0
          Mortgage Securities                           0           0           0
                                                  -------     -------     -------
          Total Credit Provision                        0           0           0

Compensation and Benefits Expense                     (15)        (48)        (63)
Dividend Equivalent Rights Expense                      0           0           0
Other Operating Expenses                              (25)        (58)        (83)
                                                  -------     -------     -------
Total Operating Expenses                              (40)       (106)       (146)

Corporate Income Tax Expense                            0           0           0

Net Income Before Preferred Dividends             $    48     $   334     $   382

Preferred Dividends                                     0           0           0
                                                  -------     -------     -------

Net Income to Common Shareholders                 $    48     $   334     $   382
                                                  =======     =======     =======

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends        $    48     $   334     $   382
Mortgage Amortization Differences                       0         (28)        (28)
Credit Provisions less Actual Losses                    0           0           0
Operating Expense Differences                           0           0           0
                                                  -------     -------     -------
Taxable Income Before Preferred Dividend          $    48     $   306     $   354
                                                  =======     =======     =======

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2                                                       AT
                                                ------------------------------
BALANCE SHEETS                                    MAR. 31,           JUN. 30,
(ALL DOLLARS IN THOUSANDS)                          1997              1997
                                                ------------      ------------
Cash and Cash Equivalents                       $     12,985      $     29,425

Mortgage Loans:
          Principal Value                            716,009         1,111,029
          Unamortized Premium                         15,951            25,442
          Unamortized Discount                          (131)             (123)
          Real Estate Owned                              128               346
          Reserve For Credit Losses                     (630)             (929)
          Market Valuation Account                    (1,291)                0
                                                ------------      ------------
          Total Mortgage Loans                       730,035         1,135,765

Mortgage Securities:
          Principal Value                          1,839,720         2,179,186
          Unamortized Premium                         49,156            62,219
          Unamortized Discount                       (15,510)          (14,968)
          Reserve For Credit Losses                   (2,203)           (2,651)
          Market Valuation Account                     3,516             3,603
                                                ------------      ------------
          Total Mortgage Securities                1,874,679         2,227,389

Total Mortgage Assets                              2,604,714         3,363,154

Interest Rate Agreements                               7,879            12,233
Market Valuation Account                              (2,106)           (7,366)
                                                ------------      ------------
Total Interest Rate Agreements                         5,773             4,867

Accrued Interest Receivable                           17,722            24,065
Fixed Assets, Leasehold, Org Costs                       259               257
Prepaid Expenses and Other Receivables                 1,611             2,738
                                                ------------      ------------
Other Assets                                          19,592            27,060

Total Assets                                    $  2,643,064      $  3,424,506
                                                ============      ============


Short-Term Borrowings                           $  2,373,279      $  3,102,784
Accrued Interest Payable                              14,962            18,153
Accrued Expenses and Other Payables                    1,262             1,743
Dividends Payable                                      7,899             8,638
                                                ------------      ------------
Total Liabilities                               $  2,397,402      $  3,131,318

Preferred Stock                                 $     29,383      $     26,733
Common Stock                                             119               133
Additional Paid-in Capital                           219,461           274,420
Net Market Valuation Account                             118            (3,762)
Retained Earnings after Dividends                     (3,419)           (4,336)
                                                ------------      ------------
Total Stockholders' Equity                           245,662           293,188

Total Liabilities plus Stockholders' Equity     $  2,643,064      $  3,424,506
                                                ============      ============

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                                          AT
                                               ---------------------------------------------------------------
BALANCE SHEETS                                   MAR. 31,         JUN. 30,         SEP. 30,         DEC. 31,
(ALL DOLLARS IN THOUSANDS)                         1996             1996             1996             1996
                                               ------------     ------------     ------------     ------------
Cash and Cash Equivalents                      $      9,705     $     10,407     $     14,599     $     11,068

Mortgage Loans:
          Principal Value                            24,831           69,154          126,426          514,837
          Unamortized Premium                           191              686            1,535           12,389
          Unamortized Discount                         (171)            (160)            (153)            (142)
          Real Estate Owned                               0                0                0              196
          Reserve For Credit Losses                     (74)            (214)            (393)            (428)
          Market Valuation Account                       84              200              279           (1,377)
                                               ------------     ------------     ------------     ------------
          Total Mortgage Loans                       24,861           69,666          127,694          525,475

Mortgage Securities:
          Principal Value                           548,976          936,611        1,234,636        1,602,212
          Unamortized Premium                        12,599           22,004           31,072           41,928
          Unamortized Discount                      (16,683)         (16,448)         (16,185)         (15,951)
          Reserve For Credit Losses                    (747)          (1,084)          (1,421)          (1,752)
          Market Valuation Account                   (3,847)          (3,269)              74            1,516
                                               ------------     ------------     ------------     ------------
          Total Mortgage Securities                 540,298          937,814        1,248,176        1,627,953

Total Mortgage Assets                               565,159        1,007,480        1,375,870        2,153,428

Interest Rate Agreements                              2,534            2,835            3,286            6,200
Market Valuation Account                             (1,301)          (1,484)          (2,413)          (3,599)
                                               ------------     ------------     ------------     ------------
Total Interest Rate Agreements                        1,233            1,351              873            2,601

Accrued Interest Receivable                           4,496            7,292           10,781           14,134
Fixed Assets, Leasehold, Org Costs                      201              238              270              257
Prepaid Expenses and Other Receivables                  519            1,562            1,085            2,709
                                               ------------     ------------     ------------     ------------
Other Assets                                          5,216            9,092           12,136           17,100

Total Assets                                   $    581,313     $  1,028,330     $  1,403,478     $  2,184,197
                                               ============     ============     ============     ============


Short-Term Borrowings                          $    508,721     $    896,214     $  1,225,094     $  1,953,103
Accrued Interest Payable                              1,616            4,052           10,379           14,060
Accrued Expenses and Other Payables                     290              361              472              761
Dividends Payable                                     2,540            3,408            4,016            5,268
                                               ------------     ------------     ------------     ------------
Total Liabilities                              $    513,167     $    904,035     $  1,239,961     $  1,973,192

Preferred Stock                                $          0     $          0     $     29,712     $     29,579
Common Stock                                             55               85               91              110
Additional Paid-in Capital                           73,926          130,441          138,081          187,507
Net Market Valuation Account                         (5,065)          (4,553)          (2,060)          (3,460)
Retained Earnings after Dividends                      (770)          (1,678)          (2,307)          (2,731)
                                               ------------     ------------     ------------     ------------
Total Stockholders' Equity                           68,146          124,295          163,517          211,005

Total Liabilities plus Stockholders' Equity    $    581,313     $  1,028,330     $  1,403,478     $  2,184,197
                                               ============     ============     ============     ============

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                                        AT
                                               -----------------------------------------------------------
BALANCE SHEETS                                  MAR. 31,        JUN. 30,        SEP. 30,         DEC. 31,
(ALL DOLLARS IN THOUSANDS)                        1995            1995            1995             1995
                                               -----------     -----------     -----------     -----------
Cash and Cash Equivalents                      $       953     $     1,620     $     1,150     $     4,825

Mortgage Loans:
          Principal Value                                0               0               0          26,411
          Unamortized Premium                            0               0               0             210
          Unamortized Discount                           0               0               0            (172)
          Real Estate Owned                              0               0               0               0
          Reserve For Credit Losses                      0               0               0             (79)
          Market Valuation Account                       0               0               0              80
                                               -----------     -----------     -----------     -----------
          Total Mortgage Loans                           0               0               0          26,450

Mortgage Securities:
          Principal Value                          143,393         178,429         298,718         417,214
          Unamortized Premium                          914           1,410           7,498           9,433
          Unamortized Discount                      (2,515)         (5,423)         (7,322)        (16,860)
          Reserve For Credit Losses                    (19)            (59)           (143)           (411)
          Market Valuation Account                      87             885              34          (3,582)
                                               -----------     -----------     -----------     -----------
          Total Mortgage Securities                141,860         175,242         298,785         405,794

Total Mortgage Assets                              141,860         175,242         298,785         432,244

Interest Rate Agreements                             2,069           2,025           2,394           2,521
Market Valuation Account                              (635)         (1,200)         (1,585)         (1,974)
                                               -----------     -----------     -----------     -----------
Total Interest Rate Agreements                       1,434             825             809             547

Accrued Interest Receivable                            855           1,256           2,008           3,270
Fixed Assets, Leasehold, Org Costs                     210             212             225             209
Prepaid Expenses and Other Receivables                 128             166             417             462
                                               -----------     -----------     -----------     -----------
Other Assets                                         1,193           1,634           2,650           3,941

Total Assets                                   $   145,440     $   179,320     $   303,394     $   441,557
                                               ===========     ===========     ===========     ===========


Short-Term Borrowings                          $   121,998     $   155,881     $   228,826     $   370,316
Accrued Interest Payable                               665             318             811           1,290
Accrued Expenses and Other Payables                     92              89             181             227
Dividends Payable                                      333             500           1,103           1,434
                                               -----------     -----------     -----------     -----------
Total Liabilities                              $   123,088     $   156,788     $   230,921     $   373,267

Preferred Stock                                $    22,781     $    22,776     $         0     $         0
Common Stock                                             2               2              55              55
Additional Paid-in Capital                              19              19          74,028          73,895
Net Market Valuation Account                          (549)           (314)         (1,551)         (5,476)
Retained Earnings after Dividends                       99              50             (60)           (184)
                                               -----------     -----------     -----------     -----------
Total Stockholders' Equity                          22,352          22,533          72,473          68,290

Total Liabilities plus Stockholders' Equity    $   145,440     $   179,321     $   303,394     $   441,557
                                               ===========     ===========     ===========     ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                           AT
                                                 -----------------------------
BALANCE SHEETS                                     SEP. 30,          DEC. 31,
(ALL DOLLARS IN THOUSANDS)                           1994              1994
                                                 -----------       -----------
Cash and Cash Equivalents                        $     4,038       $     1,027

Mortgage Loans:
          Principal Value                                  0                 0
          Unamortized Premium                              0                 0
          Unamortized Discount                             0                 0
          Real Estate Owned                                0                 0
          Reserve For Credit Losses                        0                 0
          Market Valuation Account                         0                 0
                                                 -----------       -----------
          Total Mortgage Loans                             0                 0

Mortgage Securities:
          Principal Value                             41,099           120,627
          Unamortized Premium                            487               828
          Unamortized Discount                          (108)           (1,320)
          Reserve For Credit Losses                        0                 0
          Market Valuation Account                      (138)           (2,658)
                                                 -----------       -----------
          Total Mortgage Securities                   41,340           117,477

Total Mortgage Assets                                 41,340           117,477

Interest Rate Agreements                                   0             1,791
Market Valuation Account                                   0               101
                                                 -----------       -----------
Total Interest Rate Agreements                             0             1,892

Accrued Interest Receivable                              252               743
Fixed Assets, Leasehold, Org Costs                        67               201
Prepaid Expenses and Other Receivables                    63               188
                                                 -----------       -----------
Other Assets                                             382             1,132

Total Assets                                     $    45,760       $   121,529
                                                 ===========       ===========

Short-Term Borrowings                            $    28,978       $   100,376
Accrued Interest Payable                                  10               676
Accrued Expenses and Other Payables                       26                29
Dividends Payable                                          0               167
                                                 -----------       -----------
Total Liabilities                                $    29,014       $   101,248

Preferred Stock                                  $    16,816       $    22,785
Common Stock                                               2                 2
Additional Paid-in Capital                                19                19
Net Market Valuation Account                            (138)           (2,557)
Retained Earnings after Dividends                         48                31
                                                 -----------       -----------
Total Stockholders' Equity                            16,746            20,280

Total Liabilities plus Stockholders' Equity      $    45,760       $   121,528
                                                 ===========       ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3                                                                            AT OR
MORTGAGE ASSET CHARACTERISTICS                                            FOR THREE MONTHS ENDING
                                                                    ----------------------------------
(ALL DOLLARS IN THOUSANDS)                                             MAR. 31,           JUN. 30,
                                                                         1997                 1997
                                                                    -------------        -------------
Average Characteristics of Mortgage Assets
Single-Family Properties                                                     100%                 100%
Adjustable Rate                                                              100%                 100%
First Lien                                                                   100%                 100%
Credit Rating Equivalent                                                     AA+                  AA+
Amortized Cost as % of Principal Value                                    101.94%              102.21%
Coupon Rate                                                                 7.70%                7.73%
Months to Next Coupon Adjustment                                               5                    5
Level of Index                                                              5.98%                5.77%
Net Margin                                                                  2.21%                2.23%
Fully Indexed Coupon Rate                                                   8.19%                8.00%
Coupon Versus Fully-Indexed Rate                                          -0.49%               -0.27%
Net Life Cap                                                               11.91%               12.01%

Percentage of Mortgage Assets by Credit Type
Mortgage Loans                                                              28.1%                33.8%
Mortgage Securities: AAA/AA                                                 69.8%                64.5%
Mortgage Securities: A/BBB                                                   1.0%                 0.8%
Mortgage Securities: Below BBB                                               1.1%                 0.9%
                                                                   -------------        -------------
Total Mortgage Assets (%)                                                  100.0%               100.0%
Total Mortgage Assets ($)                                          $   2,605,323        $   3,363,131

Percentage of Mortgage Assets by Index, Adjustment Frequency,
  and Annualized Periodic Cap
1 Month LIBOR, adjusts monthly, no periodic                                  2.6%                 8.8%
6 Month LIBOR, adjusts each 6 months, 2% periodic                           32.1%                27.2%
6 Month LIBOR, adjusts each 6 months, no periodic                            1.9%                 7.4%
6 Month CD, adjusts each 6 months, 2% periodic                               1.9%                 1.4%
6 Month Treasury, adjusts each 6 months, 2% periodic                         0.8%                 0.7%
6 Month Treasury, adjusts each 6 months, no periodic                         0.7%                 0.5%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                     2.4%                 1.8%
12 Month Treasury, adjusts annually, 2% periodic                            55.8%                50.8%
12 Month Treasury, adjusts annually, no periodic                             0.1%                 0.1%
Other                                                                        1.7%                 1.3%
                                                                   -------------        -------------
Total Mortgage Assets                                                      100.0%               100.0%
Total Mortgage Assets                                              $   2,605,323        $   3,363,131

Net Mortgage Asset Growth
Mortgage Acquisitions                                              $     627,075        $     962,889
Mortgage Principal Repayments                                           (173,362)            (199,945)
Amortization and Other                                                    (3,859)              (5,136)
                                                                   -------------        -------------
Change in Mortgage Assets (Amort Cost)                                   449,854              757,808

Net Mortgage Asset Growth versus Prior Quarter                                21%                  29%
Net Mortgage Asset Growth Over 12 Months                                     357%                 232%

Prepayment Rate of Underlying Mortgages (CPR)                                 24%                  23%
Total Rate of Mortgage Principal Repayment                                    32%                  28%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3 (CONTINUED)                                                                           AT OR
MORTGAGE ASSET CHARACTERISTICS                                                      FOR THREE MONTHS ENDING
                                                                ------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                        MAR. 31,         JUN. 30,          SEP. 30,            DEC. 31,
                                                                   1996              1996              1996              1996
                                                                ------------     -------------     -------------     -------------
Average Characteristics of Mortgage Assets
Single-Family Properties                                                 100%              100%              100%              100%
Adjustable Rate                                                          100%              100%              100%              100%
First Lien                                                               100%              100%              100%              100%
Credit Rating Equivalent                                                 AA+               AA+               AA+               AA+
Amortized Cost as % of Principal Value                                 99.29%           100.60%           101.20%           101.81%
Coupon Rate                                                             7.59%             7.42%             7.55%             7.75%
Months to Next Coupon Adjustment                                           3                 4                 4                 5
Level of Index                                                          5.47%             5.72%             5.70%             5.58%
Net Margin                                                              2.11%             2.21%             2.21%             2.24%
Fully Indexed Coupon Rate                                               7.58%             7.93%             7.91%             7.82%
Coupon Versus Fully-Indexed Rate                                        0.01%           -0.51%            -0.36%            -0.07%
Net Life Cap                                                           11.53%            11.71%            11.69%            11.73%

Percentage of Mortgage Assets by Credit Type
Mortgage Loans                                                           4.4%              6.9%              9.3%             24.5%
Mortgage Securities: AAA/AA                                             86.1%             87.7%             86.8%             73.0%
Mortgage Securities: A/BBB                                               4.6%              2.5%              1.8%              1.2%
Mortgage Securities: Below BBB                                           4.9%              2.9%              2.1%              1.3%
                                                                ------------     -------------     -------------     -------------
Total Mortgage Assets (%)                                              100.0%            100.0%            100.0%            100.0%
Total Mortgage Assets ($)                                       $    569,743     $   1,011,847     $   1,377,331     $   2,155,469

Percentage of Mortgage Assets by Index, Adjustment Frequency,
  and Annualized Periodic Cap
1 Month LIBOR, adjusts monthly, no periodic                              6.5%              3.2%              2.2%              1.4%
6 Month LIBOR, adjusts each 6 months, 2% periodic                       63.1%             54.2%             45.6%             35.9%
6 Month LIBOR, adjusts each 6 months, no periodic                        0.0%              0.0%              0.0%              0.0%
6 Month CD, adjusts each 6 months, 2% periodic                           8.8%              3.3%              2.4%              2.5%
6 Month Treasury, adjusts each 6 months, 2% periodic                     0.0%              2.5%              1.7%              1.1%
6 Month Treasury, adjusts each 6 months, no periodic                     3.6%              1.9%              1.3%              0.9%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                 0.0%              0.0%              0.0%              0.0%
12 Month Treasury, adjusts annually, 2% periodic                        14.8%             33.2%             45.6%             56.1%
12 Month Treasury, adjusts annually, no periodic                         0.0%              0.0%              0.0%              0.0%
Other                                                                    3.2%              1.7%              1.2%              2.1%
                                                                ------------     -------------     -------------     -------------
Total Mortgage Assets                                                  100.0%            100.0%            100.0%            100.0%
Total Mortgage Assets                                           $    569,743     $   1,011,847     $   1,377,331     $   2,155,469

Net Mortgage Asset Growth
Mortgage Acquisitions                                           $    166,852     $     496,184     $     443,860     $     875,968
Mortgage Principal Repayments                                        (32,814)          (53,058)          (76,942)          (95,610)
Amortization and Other                                                  (530)           (1,022)           (1,434)           (2,220)
                                                                ------------     -------------     -------------     -------------
Change in Mortgage Assets (Amort Cost)                               133,508           442,104           365,484           778,138

Net Mortgage Asset Growth versus Prior Quarter                            31%               78%               36%               56%
Net Mortgage Asset Growth Over 12 Months                                 302%              480%              361%              394%

Prepayment Rate of Underlying Mortgages (CPR)                             26%               29%               24%               23%
Total Rate of Mortgage Principal Repayment                                27%               29%               28%               26%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3 (CONTINUED)                                                                      AT OR
MORTGAGE ASSET CHARACTERISTICS                                                 FOR THREE MONTHS ENDING
                                                           ---------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                   MAR. 31,        JUN. 30,          SEP. 30,         DEC. 31,
                                                               1995             1995             1995             1995
                                                           ------------     ------------     ------------     ------------
Average Characteristics of Mortgage Assets
Single-Family Properties                                            100%             100%             100%             100%
Adjustable Rate                                                     100%             100%             100%             100%
First Lien                                                          100%             100%             100%             100%
Credit Rating Equivalent                                            AA+              AA+              AA+              AA+
Amortized Cost as % of Principal Value                            98.88%           97.75%          100.06%           98.33%
Coupon Rate                                                        6.53%            6.94%            7.35%            7.50%
Months to Next Coupon Adjustment                                      3                3                4                3
Level of Index                                                     6.47%            5.99%            5.86%            5.44%
Net Margin                                                         2.24%            2.21%            2.20%            2.08%
Fully Indexed Coupon Rate                                          8.71%            8.20%            8.06%            7.52%
Coupon Versus Fully-Indexed Rate                                  -2.18%           -1.26%           -0.71%           -0.02%
Net Life Cap                                                      11.57%           11.54%           11.56%           11.54%

Percentage of Mortgage Assets by Credit Type
Mortgage Loans                                                      0.0%             0.0%             0.0%             6.1%
Mortgage Securities: AAA/AA                                        87.9%            85.8%            87.8%            81.5%
Mortgage Securities: A/BBB                                          8.0%             6.5%             5.5%             5.8%
Mortgage Securities: Below BBB                                      4.1%             7.7%             6.7%             6.6%
                                                           ------------     ------------     ------------     ------------
Total Mortgage Assets (%)                                         100.0%           100.0%           100.0%           100.0%
Total Mortgage Assets ($)                                  $    141,792     $    174,416     $    298,894     $    436,236

Percentage of Mortgage Assets by Index, Adjustment
  Frequency, and Annualized Periodic Cap
1 Month LIBOR, adjusts monthly, no periodic                         3.1%             2.5%             1.4%             7.5%
6 Month LIBOR, adjusts each 6 months, 2% periodic                  78.7%            83.1%            66.9%            60.0%
6 Month LIBOR, adjusts each 6 months, no periodic                   0.0%             0.0%             0.0%             0.0%
6 Month CD, adjusts each 6 months, 2% periodic                     17.3%            13.7%            11.5%            12.5%
6 Month Treasury, adjusts each 6 months, 2% periodic                0.0%             0.0%             0.0%             0.0%
6 Month Treasury, adjusts each 6 months, no periodic                0.0%             0.0%             7.5%             5.0%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon            0.0%             0.0%             0.0%             0.0%
12 Month Treasury, adjusts annually, 2% periodic                    0.9%             0.7%            11.5%            12.5%
12 Month Treasury, adjusts annually, no periodic                    0.0%             0.0%             0.0%             0.0%
Other                                                               0.0%             0.0%             1.2%             2.5%
                                                           ------------     ------------     ------------     ------------
Total Mortgage Assets                                             100.0%           100.0%           100.0%           100.0%
Total Mortgage Assets                                      $    141,792     $    174,416     $    298,894     $    436,236

Net Mortgage Asset Growth
Mortgage Acquisitions                                      $     24,116     $     35,355     $    132,640     $    162,461
Mortgage Principal Repayments                                    (2,673)          (2,934)          (8,319)         (24,898)
Amortization and Other                                              214              203              157             (221)
                                                           ------------     ------------     ------------     ------------
Change in Mortgage Assets (Amort Cost)                           21,657           32,624          124,478          137,342

Net Mortgage Asset Growth versus Prior Quarter                       18%              23%              71%              46%
Net Mortgage Asset Growth Over 12 Months                            n/a              n/a              621%             263%

Prepayment Rate of Underlying Mortgages (CPR)                         8%              11%              21%              25%
Total Rate of Mortgage Principal Repayment                            9%               7%              16%              28%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3 (CONTINUED)                                                             AT OR
MORTGAGE ASSET CHARACTERISTICS                                         FOR THREE MONTHS ENDING
                                                                   -------------------------------
(ALL DOLLARS IN THOUSANDS)                                           SEP. 30,            DEC. 31,
                                                                       1994               1994
                                                                   ------------       ------------
Average Characteristics of Mortgage Assets
Single-Family Properties                                                    100%               100%
Adjustable Rate                                                             100%               100%
First Lien                                                                  100%               100%
Credit Rating Equivalent                                                    AA+                AA+
Amortized Cost as % of Principal Value                                   100.98%             99.59%
Coupon Rate                                                                5.64%              6.00%
Months to Next Coupon Adjustment                                              3                  3
Level of Index                                                             5.74%              6.94%
Net Margin                                                                 2.19%              2.25%
Fully Indexed Coupon Rate                                                  7.93%              9.19%
Coupon Versus Fully-Indexed Rate                                          -2.29%             -3.19%
Net Life Cap                                                              11.39%             11.48%

Percentage of Mortgage Assets by Credit Type
Mortgage Loans                                                              0.0%               0.0%
Mortgage Securities: AAA/AA                                               100.0%              92.9%
Mortgage Securities: A/BBB                                                  0.0%               4.3%
Mortgage Securities: Below BBB                                              0.0%               2.8%
                                                                   ------------       ------------
Total Mortgage Assets (%)                                                 100.0%             100.0%
Total Mortgage Assets ($)                                          $     41,478       $    120,135

Percentage of Mortgage Assets by Index, Adjustment Frequency,
  and Annualized Periodic Cap
1 Month LIBOR, adjusts monthly, no periodic                                 0.0%               3.8%
6 Month LIBOR, adjusts each 6 months, 2% periodic                          82.7%              78.3%
6 Month LIBOR, adjusts each 6 months, no periodic                           0.0%               0.0%
6 Month CD, adjusts each 6 months, 2% periodic                             17.3%              17.9%
6 Month Treasury, adjusts each 6 months, 2% periodic                        0.0%               0.0%
6 Month Treasury, adjusts each 6 months, no periodic                        0.0%               0.0%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                    0.0%               0.0%
12 Month Treasury, adjusts annually, 2% periodic                            0.0%               0.0%
12 Month Treasury, adjusts annually, no periodic                            0.0%               0.0%
Other                                                                       0.0%               0.0%
                                                                   ------------       ------------
Total Mortgage Assets                                                     100.0%             100.0%
Total Mortgage Assets                                              $     41,478       $    120,135

Net Mortgage Asset Growth
Mortgage Acquisitions                                              $     41,478       $     79,819
Mortgage Principal Repayments                                                 0             (1,244)
Amortization and Other                                                        0                 82
                                                                   ------------       ------------
Change in Mortgage Assets (Amort Cost)                                   41,478             78,657

Net Mortgage Asset Growth versus Prior Quarter                              n/a                190%
Net Mortgage Asset Growth Over 12 Months                                    n/a                n/a

Prepayment Rate of Underlying Mortgages (CPR)                                 0%                11%
Total Rate of Mortgage Principal Repayment                                    0%                 7%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4                                                               AT
                                                         -----------------------------
MORTGAGE LOAN SUMMARY                                       MAR. 31,        JUN. 30,
(ALL DOLLARS IN THOUSANDS)                                   1997             1997
                                                         ------------     ------------
Number of Loans                                                 2,795            3,983
Principal Value                                          $    716,137     $  1,111,375
Amortized Cost                                                731,957        1,136,694
Estimated Bid-Side Market Value                               729,561        1,136,004

Adjustable-Rate                                                   100%             100%
Single-Family                                                     100%             100%
"A" Quality Underwriting                                          100%             100%
First Lien                                                        100%             100%
Primary Residence (Owner-Occupied)                                 94%              92%
Second Home                                                         4%               6%
Investor Property                                                   2%               2%

Average Loan Size                                        $        256     $        279
Loan Balance Less Than $214,000                                    20%              20%
Loan Balance Greater Than $500,000                                 14%              27%
Original Loan-To-Value Ratio (LTV)                                 74%              76%
Original LTV ** 80%                                                24%              33%
% of Original LTV ** 80% with Primary Mortgage                     94%              94%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                   68%              69%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                   9%               6%
1991 Origination                                                    1%               1%
1992                                                                3%               2%
1993                                                                9%               6%
1994                                                               41%              23%
1995                                                                4%               2%
1996                                                               30%              18%
1997                                                                2%              42%
Average Seasoning in Months                                        33               22

Northern California                                                17%              13%
Southern California                                                24%              21%
Florida                                                             5%               8%
New York                                                            4%               5%
Maryland                                                            6%               4%
New Jersey                                                          3%               4%
Connecticut                                                         3%               4%
Texas                                                               3%               4%
Illinois                                                            4%               3%
Georgia                                                             2%               3%
Colorado                                                            2%               3%
Arizona                                                             1%               3%
Other States                                                       26%              25%

*:  less than 0.5%

**  Non-EDGAR Symbol for Greater Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4 (CONTINUED)                                                                AT
                                                        ----------------------------------------------------------
MORTGAGE LOAN SUMMARY                                     MAR. 31,       JUN. 30,        SEP. 30,        DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                 1996            1996            1996            1996
                                                        ----------      ----------      ----------      ----------
Number of Loans                                                101             257             478           2,172
Principal Value                                         $   24,831      $   69,154      $  126,426      $  515,033
Amortized Cost                                              24,851          69,680         127,808         527,280
Estimated Bid-Side Market Value                             24,861          69,666         127,694         525,475

Adjustable-Rate                                                100%            100%            100%            100%
Single-Family                                                  100%            100%            100%            100%
"A" Quality Underwriting                                       100%            100%            100%            100%
First Lien                                                     100%            100%            100%            100%
Primary Residence (Owner-Occupied)                             100%             99%             99%             94%
Second Home                                                      0%              1%              1%              4%
Investor Property                                                0%              0%              0%              2%

Average Loan Size                                       $      246      $      269      $      264      $      237
Loan Balance Less Than $214,000                                 30%             14%             18%             23%
Loan Balance Greater Than $500,000                              25%             13%             12%              8%
Original Loan-To-Value Ratio (LTV)                              77%             76%             78%             77%
Original LTV ** 80%                                             27%             23%             32%             25%
% of Original LTV ** 80% with Primary Mortgage                 100%            100%            100%             97%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                73%             73%             73%             73%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                0%              0%              0%             13%
1991 Origination                                                 0%              0%              0%              2%
1992                                                             0%              0%              0%              4%
1993                                                             0%              1%              7%             14%
1994                                                             2%              2%             43%             52%
1995                                                            98%             63%             32%              7%
1996                                                             0%             34%             18%              8%
1997                                                             0%              0%              0%              0%
Average Seasoning in Months                                      7               4               9              37

Northern California                                             30%             30%             34%             18%
Southern California                                             46%             43%             51%             26%
Florida                                                          1%              1%              *               4%
New York                                                         0%              *               *               3%
Maryland                                                         2%              1%              *               8%
New Jersey                                                       1%              *               *               3%
Connecticut                                                      1%              1%              1%              3%
Texas                                                            4%              1%              1%              2%
Illinois                                                         0%              1%              *               4%
Georgia                                                          1%              1%              *               2%
Colorado                                                         3%              3%              2%              1%
Arizona                                                          0%              0%              0%              2%
Other States                                                    11%             18%             11%             24%

*:  less than 0.5%

**  Non-EDGAR Symbol for Greater Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4 (CONTINUED)                                                             AT
                                                        ----------------------------------------------------
MORTGAGE LOAN SUMMARY                                    MAR. 31,      JUN. 30,      SEP. 30,      DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                1995          1995          1995           1995
                                                        ---------     ---------     ---------     ----------
Number of Loans                                                 0             0             0            109
Principal Value                                         $       0     $       0     $       0     $   26,411
Amortized Cost                                                  0             0             0         26,449
Estimated Bid-Side Market Value                                 0             0             0         26,450

Adjustable-Rate                                               n/a           n/a           n/a            100%
Single-Family                                                 n/a           n/a           n/a            100%
"A" Quality Underwriting                                      n/a           n/a           n/a            100%
First Lien                                                    n/a           n/a           n/a            100%
Primary Residence (Owner-Occupied)                            n/a           n/a           n/a            100%
Second Home                                                   n/a           n/a           n/a              0%
Investor Property                                             n/a           n/a           n/a              0%

Average Loan Size                                             n/a           n/a           n/a     $      242
Loan Balance Less Than $214,000                               n/a           n/a           n/a             11%
Loan Balance Greater Than $500,000                            n/a           n/a           n/a             23%
Original Loan-To-Value Ratio (LTV)                            n/a           n/a           n/a             76%
Original LTV ** 80%                                           n/a           n/a           n/a             26%
% of Original LTV ** 80% with Primary Mortgage                n/a           n/a           n/a            100%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary              n/a           n/a           n/a             72%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                             n/a           n/a           n/a              0%
1991 Origination                                              n/a           n/a           n/a              0%
1992                                                          n/a           n/a           n/a              0%
1993                                                          n/a           n/a           n/a              0%
1994                                                          n/a           n/a           n/a              2%
1995                                                          n/a           n/a           n/a             98%
1996                                                          n/a           n/a           n/a              0%
1997                                                          n/a           n/a           n/a              0%
Average Seasoning in Months                                   n/a           n/a           n/a              4

Northern California                                           n/a           n/a           n/a             30%
Southern California                                           n/a           n/a           n/a             44%
Florida                                                       n/a           n/a           n/a              1%
New York                                                      n/a           n/a           n/a              0%
Maryland                                                      n/a           n/a           n/a              2%
New Jersey                                                    n/a           n/a           n/a              1%
Connecticut                                                   n/a           n/a           n/a              1%
Texas                                                         n/a           n/a           n/a              4%
Illinois                                                      n/a           n/a           n/a              0%
Georgia                                                       n/a           n/a           n/a              1%
Colorado                                                      n/a           n/a           n/a              3%
Arizona                                                       n/a           n/a           n/a              2%
Other States                                                  n/a           n/a           n/a             11%

*:  less than 0.5%

**  Non-EDGAR Symbol for Greater Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4 (CONTINUED)                                                 AT
                                                           --------------------
MORTGAGE LOAN SUMMARY                                      SEP. 30,    DEC. 31,
(ALL DOLLARS IN THOUSANDS                                    1994        1994
                                                           --------    --------
Number of Loans                                                   0           0
Principal Value                                            $      0    $      0
Amortized Cost                                                    0           0
Estimated Bid-Side Market Value                                   0           0

Adjustable-Rate                                                 n/a         n/a
Single-Family                                                   n/a         n/a
"A" Quality Underwriting                                        n/a         n/a
First Lien                                                      n/a         n/a
Primary Residence (Owner-Occupied)                              n/a         n/a
Second Home                                                     n/a         n/a
Investor Property                                               n/a         n/a

Average Loan Size                                               n/a         n/a
Loan Balance Less Than $214,000                                 n/a         n/a
Loan Balance Greater Than $500,000                              n/a         n/a
Original Loan-To-Value Ratio (LTV)                              n/a         n/a
Original LTV ** 80%                                             n/a         n/a
% of Original LTV ** 80% with Primary Mortgage                  n/a         n/a
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                n/a         n/a
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                               n/a         n/a
1991 Origination                                                n/a         n/a
1992                                                            n/a         n/a
1993                                                            n/a         n/a
1994                                                            n/a         n/a
1995                                                            n/a         n/a
1996                                                            n/a         n/a
1997                                                            n/a         n/a
Average Seasoning in Months                                     n/a         n/a

Northern California                                             n/a         n/a
Southern California                                             n/a         n/a
Florida                                                         n/a         n/a
New York                                                        n/a         n/a
Maryland                                                        n/a         n/a
New Jersey                                                      n/a         n/a
Connecticut                                                     n/a         n/a
Texas                                                           n/a         n/a
Illinois                                                        n/a         n/a
Georgia                                                         n/a         n/a
Colorado                                                        n/a         n/a
Arizona                                                         n/a         n/a
Other States                                                    n/a         n/a

*:  less than 0.5%

**  Non-EDGAR Symbol for Greater Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5                                                                 AT OR
EARNING ASSET YIELD, INTEREST RATE SPREAD                      FOR THREE MONTHS ENDING
AND INTEREST RATE MARGIN                                    -----------------------------
                                                             MAR. 31,           JUN. 30,
                                                               1997               1997
                                                            ----------         ----------
Average Initial Coupon Rate on Mortgage Acquisitions              7.45%              7.45%
New Acquisitions Last 6 Months/Total Mortgages                      58%                47%

Mortgage Coupon Rate (All Mortgage Assets)                        7.70%              7.74%
Amortized Cost/ Principal Value                                 101.84%            102.15%
Coupon Yield on Amortized Cost                                    7.56%              7.57%

Effect of Premium/Discount Amortization                          -0.68%             -0.71%
Mortgage Yield                                                    6.88%              6.86%

Cash Yield                                                        5.33%              5.52%

Earning Asset Yield (Mortgages plus Cash)                         6.87%              6.86%
Cost of Funds                                                     5.62%              5.86%
Cost of Hedging (as % of Borrowings)                              0.12%              0.13%
Interest Rate Spread                                              1.13%              0.87%

Net Interest Margin (Net Interest Income/Assets)                  1.57%              1.31%
Net Interest Income/Average Equity                               15.30%             13.25%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                0.12%              0.10%
Credit Provisions as a % of Equity                                1.17%              1.06%

Operating Expenses to Average Assets                              0.20%              0.16%
Operating Expenses to Average Equity                              1.97%              1.66%
Efficiency Ratio (Op Exp/Net Int Income)                         12.86%             12.51%
Average Assets Per Employee ($MM)                           $      221         $      257

GAAP Return on Total Equity                                      12.16%             10.53%
GAAP Return on Common Equity                                     12.44%             10.65%
Taxable Income Return on Total Equity                            13.34%             11.34%
Taxable Income Return on Common Equity                           13.79%             11.55%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)                                                                    AT OR
EARNING ASSET YIELD, INTEREST RATE SPREAD                                     FOR THREE MONTHS ENDING
                                                          -------------------------------------------------------------
AND INTEREST RATE MARGIN                                   MAR. 31,         JUN. 30,         SEP. 30,         DEC. 31,
                                                             1996             1996             1996             1996
                                                          ----------       ----------       ----------       ----------
Average Initial Coupon Rate on Mortgage Acquisitions            7.60%            7.30%            7.53%            7.81%
New Acquisitions Last 6 Months/Total Mortgages                    58%              66%              68%              61%

Mortgage Coupon Rate (All Mortgage Assets)                      7.73%            7.47%            7.52%            7.58%
Amortized Cost/ Principal Value                                98.85%           99.95%          100.98%          101.41%
Coupon Yield on Amortized Cost                                  7.82%            7.48%            7.44%            7.48%

Effect of Premium/Discount Amortization                        -0.44%           -0.56%           -0.52%           -0.59%
Mortgage Yield                                                  7.38%            6.92%            6.92%            6.89%

Cash Yield                                                      5.93%            5.61%            5.30%            5.31%

Earning Asset Yield (Mortgages plus Cash)                       7.34%            6.90%            6.90%            6.87%
Cost of Funds                                                   5.69%            5.57%            5.78%            5.76%
Cost of Hedging (as % of Borrowings)                            0.14%            0.16%            0.14%            0.12%
Interest Rate Spread                                            1.51%            1.17%            0.98%            0.99%

Net Interest Margin (Net Interest Income/Assets)                2.17%            1.85%            1.58%            1.55%
Net Interest Income/Average Equity                             14.92%           12.14%           12.40%           13.01%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                              0.26%            0.25%            0.18%            0.10%
Credit Provisions as a % of Equity                              1.78%            1.62%            1.40%            0.81%

Operating Expenses to Average Assets                            0.38%            0.31%            0.23%            0.21%
Operating Expenses to Average Equity                            2.64%            2.02%            1.82%            1.72%
Efficiency Ratio (Op Exp/Net Int Income)                       17.71%           16.63%           14.69%           13.23%
Average Assets Per Employee ($MM)                         $       70       $       84       $      115       $      155

GAAP Return on Total Equity                                    10.50%            8.50%            9.18%           10.48%
GAAP Return on Common Equity                                   10.50%            8.50%            9.06%           10.53%
Taxable Income Return on Total Equity                          13.69%           10.69%           10.97%           11.75%
Taxable Income Return on Common Equity                         13.69%           10.69%           11.06%           12.03%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)                                                                    AT OR
EARNING ASSET YIELD, INTEREST RATE SPREAD                                     FOR THREE MONTHS ENDING
                                                          -------------------------------------------------------------
AND INTEREST RATE MARGIN                                   MAR. 31,         JUN. 30,         SEP. 30,         DEC. 31,
                                                             1995             1995             1995             1995
                                                          ----------       ----------       ----------       ----------
Average Initial Coupon Rate on Mortgage Acquisitions            6.78%            6.42%            7.40%            7.39%
New Acquisitions Last 6 Months/Total Mortgages                    73%              34%              56%              68%

Mortgage Coupon Rate (All Mortgage Assets)                      6.32%            6.82%            7.29%            7.59%
Amortized Cost/ Principal Value                                99.47%           98.53%           98.71%           99.27%
Coupon Yield on Amortized Cost                                  6.35%            6.92%            7.39%            7.64%

Effect of Premium/Discount Amortization                         0.70%            0.51%            0.30%           -0.25%
Mortgage Yield                                                  7.05%            7.43%            7.69%            7.39%

Cash Yield                                                      4.96%            5.57%            5.53%            5.48%

Earning Asset Yield (Mortgages plus Cash)                       7.03%            7.41%            7.66%            7.34%
Cost of Funds                                                   5.96%            6.26%            6.09%            6.04%
Cost of Hedging (as % of Borrowings)                            0.06%            0.23%            0.28%            0.18%
Interest Rate Spread                                            1.01%            0.92%            1.29%            1.12%

Net Interest Margin (Net Interest Income/Assets)                1.96%            1.68%            2.68%            2.17%
Net Interest Income/Average Equity                             10.73%           11.96%           10.94%           10.99%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                              0.06%            0.10%            0.16%            0.38%
Credit Provisions as a % of Equity                              0.32%            0.70%            0.64%            1.90%

Operating Expenses to Average Assets                            0.63%            0.48%            0.68%            0.39%
Operating Expenses to Average Equity                            3.48%            3.44%            2.76%            1.99%
Efficiency Ratio (Op Exp/Net Int Income)                       32.39%           28.77%           25.25%           18.13%
Average Assets Per Employee ($MM)                         $       25       $       33       $       39       $       53

GAAP Return on Total Equity                                     6.94%            7.82%            7.54%            7.10%
GAAP Return on Common Equity                                    6.94%            7.82%            7.54%            7.10%
Taxable Income Return on Total Equity                           7.05%            9.19%            8.21%            9.83%
Taxable Income Return on Common Equity                          7.05%            9.19%            8.21%            9.83%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)                                                    AT OR
EARNING ASSET YIELD, INTEREST RATE SPREAD                     FOR THREE MONTHS ENDING
                                                             --------------------------
AND INTEREST RATE MARGIN                                     SEP. 30,          DEC. 31,
                                                               1994              1994
                                                             --------          --------
Average Initial Coupon Rate on Mortgage Acquisitions             5.71%             5.95%
New Acquisitions Last 6 Months/Total Mortgages                    100%              101%

Mortgage Coupon Rate (All Mortgage Assets)                       6.32%             6.08%
Amortized Cost/ Principal Value                                101.12%           100.00%
Coupon Yield on Amortized Cost                                   6.25%             6.08%

Effect of Premium/Discount Amortization                          0.00%             0.46%
Mortgage Yield                                                   6.25%             6.54%

Cash Yield                                                       4.45%             5.63%

Earning Asset Yield (Mortgages plus Cash)                        4.69%             6.51%
Cost of Funds                                                    5.48%             5.55%
Cost of Hedging (as % of Borrowings)                             0.00%             0.06%
Interest Rate Spread                                            -0.79%             0.90%

Net Interest Margin (Net Interest Income/Assets)                 4.14%             2.32%
Net Interest Income/Average Equity                               4.68%             8.15%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                               0.00%             0.00%
Credit Provisions as a % of Equity                               0.00%             0.00%

Operating Expenses to Average Assets                             1.86%             0.56%
Operating Expenses to Average Equity                             2.11%             1.97%
Efficiency Ratio (Op Exp/Net Int Income)                        45.38%            24.21%
Average Assets Per Employee ($MM)                            $      4          $     15

GAAP Return on Total Equity                                      2.57%             6.17%
GAAP Return on Common Equity                                     2.57%             6.17%
Taxable Income Return on Total Equity                            2.57%             5.65%
Taxable Income Return on Common Equity                           2.57%             5.65%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6                                                                             AT OR
AVERAGE DAILY BALANCE SHEET                                                FOR THREE MONTHS ENDING
                                                                      ---------------------------------
(ALL DOLLARS IN THOUSANDS)                                             MAR. 31,              JUN. 30,
                                                                         1997                  1997
                                                                      -----------           -----------
Cash                                                                  $    12,147           $    19,307
Mortgage Loans                                                            574,781               758,445
Mortgage Securities                                                     1,658,629             2,111,832
Credit Reserve                                                             (2,394)               (3,083)
Interest Rate Agreements                                                    6,899                11,185
Other Assets                                                               58,856                75,928
                                                                      -----------           -----------
Total Assets                                                            2,308,918             2,973,614
                                                                      -----------           -----------

Short-Term Borrowings                                                   2,056,051             2,659,914
Other Liabilties                                                           15,691                20,530
                                                                      -----------           -----------
Total Liabilities                                                       2,071,742             2,680,444
                                                                      -----------           -----------

Preferred Stock                                                            29,545                28,946
Common Stock                                                              208,426               265,561
Retained Earnings, after Dividend                                            (795)               (1,337)
                                                                      -----------           -----------
Stockholders' Equity                                                      237,176               293,170
                                                                      -----------           -----------

Market Valuation Account, Mortgage Assets                             $     1,022           $     1,914
Market Valuation Account, Interest Rate Agreements                         (4,004)               (4,576)
                                                                      -----------           -----------
Market Valuation Account, Total                                       $    (2,982)          $    (2,662)

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE / REALIZABLE VALUE

Cash                                                                  $    12,985           $    29,425
Mortgage Loans                                                            729,561             1,136,004
Mortgage Securities                                                     1,874,679             2,227,389
Interest Rate Agreements                                                    5,773                 4,206
Other Assets                                                               19,290                25,857
Short-Term Borrowings                                                   2,373,279             3,102,784
Other Liabilities                                                          23,411                27,515
                                                                      -----------           -----------
"Mark-To-Market" of Equity                                            $   245,598           $   292,582

AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
   RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                                 10.3%                  9.9%
Average Risk-Adjusted Capital Guideline                                      10.1%                  9.5%
Balance Sheet Capacity Utilization                                             98%                   96%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                                  9.28%                 8.55%
Ending Risk-Adjusted Capital Guideline                                      10.09%                 9.41%
Excess Capital                                                        $   (21,504)          $   (29,417)
Asset Growth Potential (Same Asset Mix)                               $  (213,079)          $  (312,637)
Expanded Risk-Adjusted Capital Guideline                                     9.17%                 8.55%
Excess Capital vs. Expanded Guideline                                 $     3,015           $      (140)
Asset Growth Potential (Expanded Guideline)                           $    29,398           $    (1,915)

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6 (CONTINUED)                                                                           AT OR
AVERAGE DAILY BALANCE SHEET                                                          FOR THREE MONTHS ENDING
                                                                  ---------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                          MAR. 31,        JUN. 30,          SEP. 30,          DEC. 31,
                                                                     1996             1996              1996              1996
                                                                  ----------       ----------       -----------       -----------
Cash                                                              $   14,639       $   14,402       $    18,854       $    16,137
Mortgage Loans                                                        25,279           45,313            93,991           143,368
Mortgage Securities                                                  457,841          688,697         1,010,853         1,347,617
Credit Reserve                                                          (594)          (1,002)           (1,491)           (1,952)
Interest Rate Agreements                                               2,503            2,737             3,185             4,681
Other Assets                                                          13,094           21,566            30,129            41,430
                                                                  ----------       ----------       -----------       -----------
Total Assets                                                         512,762          771,713         1,155,521         1,551,281
                                                                  ----------       ----------       -----------       -----------

Short-Term Borrowings                                                435,979          651,643           999,229         1,351,510
Other Liabilties                                                       2,324            2,472             8,728            14,898
                                                                  ----------       ----------       -----------       -----------
Total Liabilities                                                    438,303          654,115         1,007,957         1,366,408
                                                                  ----------       ----------       -----------       -----------

Preferred Stock                                                            -                -            15,179            29,671
Common Stock                                                          73,998          117,695           132,924           156,594
Retained Earnings, after Dividend                                        461              (97)             (539)           (1,392)
                                                                  ----------       ----------       -----------       -----------
Stockholders' Equity                                                  74,459          117,598           147,564           184,873
                                                                  ----------       ----------       -----------       -----------

Market Valuation Account, Mortgage Assets                         $   (3,880)      $   (3,865)      $    (2,279)      $       603
Market Valuation Account, Interest Rate Agreements                    (1,836)          (1,080)           (1,352)           (3,513)
                                                                  ----------       ----------       -----------       -----------
Market Valuation Account, Total                                   $   (5,716)      $   (4,945)      $    (3,631)      $    (2,910)

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE / REALIZABLE VALUE

Cash                                                              $    9,705       $   10,407       $    14,599       $    11,068
Mortgage Loans                                                        24,861           69,666           127,695           525,475
Mortgage Securities                                                  540,298          937,814         1,248,176         1,627,953
Interest Rate Agreements                                               1,233            1,351               873             2,601
Other Assets                                                           4,983            8,858            11,760            16,778
Short-Term Borrowings                                                508,721          896,214         1,225,094         1,953,103
Other Liabilities                                                      4,240            7,522            14,457            19,531
                                                                  ----------       ----------       -----------       -----------
"Mark-To-Market" of Equity                                        $   68,119       $  124,360       $   163,552       $   211,241

AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
  RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                            14.5%            15.2%             12.8%             11.9%
Average Risk-Adjusted Capital Guideline                                 12.8%            11.4%             10.7%             10.2%
Balance Sheet Capacity Utilization                                        88%              75%               84%               86%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                            11.72%           12.09%            11.65%             9.66%
Ending Risk-Adjusted Capital Guideline                                 11.72%           10.77%            10.32%             9.97%
Excess Capital                                                    $       26       $   13,566       $    18,664       $    (6,798)
Asset Growth Potential (Same Asset Mix)                           $      227       $  125,972       $   180,836       $   (68,169)
Expanded Risk-Adjusted Capital Guideline                                 n/a              n/a               n/a              9.07%
Excess Capital vs. Expanded Guideline                                    n/a              n/a               n/a       $    14,302
Asset Growth Potential (Expanded Guideline)                              n/a              n/a               n/a       $   143,434

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6 (CONTINUED)                                                                           AT OR
AVERAGE DAILY BALANCE SHEET                                                         FOR THREE MONTHS ENDING
                                                                  -------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                         MAR. 31,         JUN. 30,         SEP. 30,         DEC. 31,
                                                                     1995             1995             1995             1995
                                                                  ----------       ----------       ----------       ----------
Cash                                                              $    1,217       $    1,466       $    3,597       $   10,709
Mortgage Loans                                                             0                0                0           19,861
Mortgage Securities                                                  122,181          158,183          204,672          329,815
Credit Reserve                                                            (6)             (31)             (82)            (249)
Interest Rate Agreements                                               1,684            1,916            2,120            2,428
Other Assets                                                           1,958            2,559            4,819           11,000
                                                                  ----------       ----------       ----------       ----------
Total Assets                                                         127,034          164,093          215,126          373,564
                                                                  ----------       ----------       ----------       ----------

Short-Term Borrowings                                                102,894          139,979          159,794          295,089
Other Liabilties                                                         978            1,111            2,585            4,654
                                                                  ----------       ----------       ----------       ----------
Total Liabilities                                                    103,872          141,090          162,380          299,743
                                                                  ----------       ----------       ----------       ----------

Preferred Stock                                                            0                0                0                0
Common Stock                                                          23,455           22,795           52,481           74,175
Retained Earnings, after Dividend                                       (293)             208              266             (354)
                                                                  ----------       ----------       ----------       ----------
Stockholders' Equity                                                  23,162           23,003           52,747           73,821
                                                                  ----------       ----------       ----------       ----------

Market Valuation Account, Mortgage Assets                         $   (1,058)      $      454       $      410       $     (132)
Market Valuation Account, Interest Rate Agreements                      (285)            (896)          (1,289)          (1,698)
                                                                  ----------       ----------       ----------       ----------
Market Valuation Account, Total                                   $   (1,343)      $     (442)      $     (879)      $   (1,830)

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE / REALIZABLE VALUE

Cash                                                              $      953       $    1,620       $    1,150       $    4,825
Mortgage Loans                                                             0                0                0           26,450
Mortgage Securities                                                  141,860          175,242          298,785          405,794
Interest Rate Agreements                                               1,434              825              809              547
Other Assets                                                             953            1,417            2,329            3,668
Short-Term Borrowings                                                121,998          155,881          228,826          370,316
Other Liabilities                                                      1,060              847            1,951            2,829
                                                                  ----------       ----------       ----------       ----------
"Mark-To-Market" of Equity                                        $   22,142       $   22,376       $   72,296       $   68,139

AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
  RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                            18.2%            14.0%            24.5%            19.8%
Average Risk-Adjusted Capital Guideline                                 12.9%            13.2%            13.6%            13.6%
Balance Sheet Capacity Utilization                                        71%              94%              55%              69%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                            15.37%           12.57%           23.89%           15.47%
Ending Risk-Adjusted Capital Guideline                                 12.41%           12.95%           13.08%           12.59%
Excess Capital                                                    $    3,970       $   (1,069)      $   32,155       $   12,028
Asset Growth Potential (Same Asset Mix)                           $   34,733       $   (5,332)      $  250,789       $  100,874
Expanded Risk-Adjusted Capital Guideline                                 n/a              n/a              n/a              n/a
Excess Capital vs. Expanded Guideline                                    n/a              n/a              n/a              n/a
Asset Growth Potential (Expanded Guideline)                              n/a              n/a              n/a              n/a

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6 (CONTINUED)                                                               AT OR
AVERAGE DAILY BALANCE SHEET                                               FOR THREE MONTHS ENDING
                                                                     --------------------------------
(ALL DOLLARS IN THOUSANDS)                                             SEP. 30,           DEC. 31,
                                                                        1994                1994
                                                                     -----------         -----------
Cash                                                                 $    16,325         $     2,305
Mortgage Loans                                                                 0                   0
Mortgage Securities                                                        2,526              71,273
Credit Reserve                                                                 0                   0
Interest Rate Agreements                                                       0               1,097
Other Assets                                                                 270               1,250
                                                                     -----------         -----------
Total Assets                                                              19,121              75,925
                                                                     -----------         -----------

Short-Term Borrowings                                                      1,699              54,048
Other Liabilties                                                             626                 252
                                                                     -----------         -----------
Total Liabilities                                                          2,325              54,300
                                                                     -----------         -----------

Preferred Stock                                                                0                   0
Common Stock                                                              16,782              22,794
Retained Earnings, after Dividend                                             14              (1,169)
                                                                     -----------         -----------
Stockholders' Equity                                                      16,796              21,625
                                                                     -----------         -----------

Market Valuation Account, Mortgage Assets                            $         3         $      (844)
Market Valuation Account, Interest Rate Agreements                             0                  45
                                                                     -----------         -----------
Market Valuation Account, Total                                      $         3         $      (799)

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE / REALIZABLE VALUE

Cash                                                                 $     4,038         $     1,027
Mortgage Loans                                                                 0                   0
Mortgage Securities                                                       41,340             117,477
Interest Rate Agreements                                                       0               1,892
Other Assets                                                                 252                 888
Short-Term Borrowings                                                     28,978             100,376
Other Liabilities                                                             36                 872
                                                                     -----------         -----------
"Mark-To-Market" of Equity                                           $    16,616         $    20,036

AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
  RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                                87.8%               28.5%
Average Risk-Adjusted Capital Guideline                                      8.7%               11.5%
Balance Sheet Capacity Utilization                                            10%                 40%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                                36.60%              16.69%
Ending Risk-Adjusted Capital Guideline                                      8.67%              10.84%
Excess Capital                                                       $    12,650         $     6,716
Asset Growth Potential (Same Asset Mix)                              $   147,479         $    65,519
Expanded Risk-Adjusted Capital Guideline                                     n/a                 n/a
Excess Capital vs. Expanded Guideline                                        n/a                 n/a
Asset Growth Potential (Expanded Guideline)                                  n/a                 n/a

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7                                                                                   AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                             FOR THREE MONTHS ENDING
                                                                               -----------------------------
(ALL DOLLARS IN THOUSANDS)                                                      MAR. 31,           JUN. 30,
                                                                                  1997               1997
                                                                               ----------         ----------
MORTGAGE LOANS
Credit Provision During Period                                                 $      202         $      299
Actual Losses During Period                                                            13                  0
Cumulative Actual Losses                                                               13                 13
Mortgage Loan Reserve End of Period                                                   630                929
Annualized Credit Provision/ Ave. Mortgage Loans                                     0.14%              0.16%
Mortgage Loan Reserve/Ending Mortgage Loans                                          0.09%              0.08%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures,
  Bankruptcies, and REO
Number of Loan                                                                          6                 12
NPA Loan Balance                                                               $    1,220         $    2,366

Non-Performing Assets as % of Mortgage Loans                                          0.2%               0.2%
Non-Performing Assets as % of Total Assets                                           0.05%              0.09%
Mortgage Loan Reserve as % of NPAs                                                     52%                39%

Credit Experience of Mortgage Loans
Liquidated Defaulted Loans (Cumulative)                                                 1                  1
Average Loss Severity Experience (Cumulative)                                           7%                 7%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If
  All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                           $      124         $      241
At 20% Loss Severity                                                                  248                481
At 30% Loss Severity                                                                  372                722
At 40% Loss Severity                                                                  496                962

MORTGAGE SECURITIES
Credit Provision During Period                                                 $      493         $      477
Actual Losses During Period                                                            29                 29
Cumulative Actual Losses                                                               40                 69
Mortgage Securities Reserve End of Period                                           2,203              2,651

Annualized Credit Provision/Mtg. Sec. Rated *** BBB                                   6.8%               6.6%
Mortgage Loan Reserve/Ending Mtg. Sec. Rated *** BBB                                  7.6%               9.1%

Credit Experience of Loans in Pools Underlying Mtg. Sec.
  Rated ***BBB (Since Acquisition)
Resolved Defaulted Loans (Cumulative)                                                  90                138
Average Loss Severity Experience (Cumulative)                                          25%                24%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All
  Current (But No Future)
Seriously Delinquent Loans in Mortgage Pools Underlying *** BBB Rated
  Securities Default:
At 10% Loss Severity                                                           $       80         $      109
At 20% Loss Severity                                                                  792              1,488
At 30% Loss Severity                                                                2,845              3,702
At 40% Loss Severity                                                                5,103              6,410

Average Monthly Mortgage Securities Credit Provision                           $      164         $      159
Reserve in 12 Months at Provisioning Rate If No Losses                              4,177              4,558

***  Non-EDGAR Symbol for Less Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7 (CONTINUED)                                                                                    AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                         FOR THREE MONTHS ENDING
                                                                              ----------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                     MAR. 31,      JUN. 30,       SEP. 30,      DEC. 31,
                                                                                1996           1996           1996          1996
                                                                              ---------      ---------     ---------     ---------
MORTGAGE LOANS
Credit Provision During Period                                                $      (5)     $     140     $     178     $      35
Actual Losses During Period                                                           0              0             0             0
Cumulative Actual Losses                                                              0              0             0             0
Mortgage Loan Reserve End of Period                                                  74            214           393           428
Annualized Credit Provision/ Ave. Mortgage Loans                                  -0.08%          1.23%         0.76%         0.10%
Mortgage Loan Reserve/Ending Mortgage Loans                                        0.30%          0.31%         0.31%         0.08%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures,
  Bankruptcies, and REO
Number of Loan                                                                        1              2             3             7
NPA Loan Balance                                                              $     190      $     279     $     404     $   1,249

Non-Performing Assets as % of Mortgage Loans                                        0.8%           0.4%          0.3%          0.2%
Non-Performing Assets as % of Total Assets                                         0.03%          0.03%         0.03%         0.06%
Mortgage Loan Reserve as % of NPAs

Credit Experience of Mortgage Loans
Liquidated Defaulted Loans (Cumulative)                                               0              0             0             0
Average Loss Severity Experience (Cumulative)                                         0%             0%            0%            0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If
  All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                          $      19      $      28     $      41     $     127
At 20% Loss Severity                                                                 39             56            82           253
At 30% Loss Severity                                                                 58             85           123           380
At 40% Loss Severity                                                                 77            113           164           506

MORTGAGE SECURITIES
Credit Provision During Period                                                $     336      $     337     $     338     $     337
Actual Losses During Period                                                           0              0             0             7
Cumulative Actual Losses                                                              4              4             4            11
Mortgage Securities Reserve End of Period                                           747          1,084         1,421         1,752

Annualized Credit Provision/Mtg. Sec. Rated *** BBB                                 4.7%           4.7%          4.7%          4.7%
Mortgage Loan Reserve/Ending Mtg. Sec. Rated *** BBB                                2.7%           3.8%          4.9%          6.1%

Credit Experience of Loans in Pools Underlying Mtg. Sec. Rated ***BBB
  (Since Acquisition)
Resolved Defaulted Loans (Cumulative)                                                 4             15            28            59
Average Loss Severity Experience (Cumulative)                                        10%            16%           22%           27%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If
  All Current (But No Future) Seriously Delinquent Loans in Mortgage Pools
  Underlying *** BBB Rated Securities Default:
At 10% Loss Severity                                                          $      20      $      40     $      61     $      63
At 20% Loss Severity                                                                 39             91           123           608
At 30% Loss Severity                                                                597          1,364         1,131         2,040
At 40% Loss Severity                                                              2,162          3,148         3,041         3,647

Average Monthly Mortgage Securities Credit Provision                          $     112      $     112     $     113     $     112
Reserve in 12 Months at Provisioning Rate If No Losses                            2,091          2,431         2,771         3,100

***  Non-EDGAR Symbol for Less Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7 (CONTINUED)                                                                               AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                   FOR THREE MONTHS ENDING
                                                                         ------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                MAR. 31,       JUN. 30,       SEP. 30,       DEC. 31,
                                                                            1995           1995          1995           1995
                                                                         ---------      ---------      ---------      ---------
MORTGAGE LOANS
Credit Provision During Period                                           $       0      $       0      $       0      $      79
Actual Losses During Period                                                      0              0              0              0
Cumulative Actual Losses                                                         0              0              0              0
Mortgage Loan Reserve End of Period                                              0              0              0             79
Annualized Credit Provision/ Ave. Mortgage Loans                               n/a            n/a            n/a           1.60%
Mortgage Loan Reserve/Ending Mortgage Loans                                    n/a            n/a            n/a           0.30%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures,
  Bankruptcies, and REO
Number of Loan                                                                   0              0              0              0
NPA Loan Balance                                                         $       0      $       0      $       0      $       0

Non-Performing Assets as % of Mortgage Loans                                   0.0%           0.0%           0.0%           0.0%
Non-Performing Assets as % of Total Assets                                    0.00%          0.00%          0.00%          0.00%
Mortgage Loan Reserve as % of NPAs

Credit Experience of Mortgage Loans
Liquidated Defaulted Loans (Cumulative)                                          0              0              0              0
Average Loss Severity Experience (Cumulative)                                    0%             0%             0%             0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If
  All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                     $       0      $       0      $       0      $       0
At 20% Loss Severity                                                             0              0              0              0
At 30% Loss Severity                                                             0              0              0              0
At 40% Loss Severity                                                             0              0              0              0

MORTGAGE SECURITIES
Credit Provision During Period                                           $      19      $      40      $      84      $     271
Actual Losses During Period                                                      0              0              0              4
Cumulative Actual Losses                                                         0              0              0              4
Mortgage Securities Reserve End of Period                                       19             59            143            411

Annualized Credit Provision/Mtg. Sec. Rated *** BBB                            1.6%           1.7%           2.0%           4.4%
Mortgage Loan Reserve/Ending Mtg. Sec. Rated *** BBB                           0.3%           0.4%           0.7%           1.4%

Credit Experience of Loans in Pools Underlying Mtg. Sec
  Rated *** BBB (Since Acquisition)
Resolved Defaulted Loans (Cumulative)                                            0              0              0              2
Average Loss Severity Experience (Cumulative)                                    0%             0%             0%             9%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If
  All Current (But No Future) Seriously Delinquent Loans in Mortgage
  Pools Underlying *** BBB Rated Securities Default:
At 10% Loss Severity                                                     $       0      $       0      $       0      $      15
At 20% Loss Severity                                                             0              0              0             29
At 30% Loss Severity                                                             0              0              0            103
At 40% Loss Severity                                                             0              0              0            768

Average Monthly Mortgage Securities Credit Provision                     $       6      $      13      $      28      $      90
Reserve in 12 Months at Provisioning Rate If No Losses                          93            221            479          1,495


***  Non-EDGAR Symbol for Less Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7 (CONTINUED)                                                                       AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                            FOR THREE MONTHS ENDING
                                                                               ---------------------------
(ALL DOLLARS IN THOUSANDS)                                                      SEP. 30,          DEC. 31,
                                                                                 1994              1994
                                                                               ---------         ---------
MORTGAGE LOANS
Credit Provision During Period                                                 $       0         $       0
Actual Losses During Period                                                            0                 0
Cumulative Actual Losses                                                               0                 0
Mortgage Loan Reserve End of Period                                                    0                 0
Annualized Credit Provision/ Ave. Mortgage Loans                                     n/a               n/a
Mortgage Loan Reserve/Ending Mortgage Loans                                          n/a               n/a

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies,
  and REO Number of Loan                                                               0                 0
NPA Loan Balance                                                               $       0         $       0

Non-Performing Assets as % of Mortgage Loans                                         0.0%              0.0%
Non-Performing Assets as % of Total Assets                                          0.00%             0.00%
Mortgage Loan Reserve as % of NPAs

Credit Experience of Mortgage Loans
Liquidated Defaulted Loans (Cumulative)                                                0                 0
Average Loss Severity Experience (Cumulative)                                          0%                0%

Scenario Analysis of Potential Credit Losses Over Next
  12 Months If All Current (But No Future) Non-Performing
  Mortgage Loans Default:
At 10% Loss Severity                                                           $       0         $       0
At 20% Loss Severity                                                                   0                 0
At 30% Loss Severity                                                                   0                 0
At 40% Loss Severity                                                                   0                 0

MORTGAGE SECURITIES
Credit Provision During Period                                                 $       0         $       0
Actual Losses During Period                                                            0                 0
Cumulative Actual Losses                                                               0                 0
Mortgage Securities Reserve End of Period                                              0                 0

Annualized Credit Provision/Mtg. Sec. Rated *** BBB                                  n/a               0.0%
Mortgage Loan Reserve/Ending Mtg. Sec. Rated *** BBB                                 n/a               0.0%

Credit Experience of Loans in Pools Underlying Mtg. Sec
  Rated ***BBB (Since Acquisition)
Resolved Defaulted Loans (Cumulative)                                                  0                 0
Average Loss Severity Experience (Cumulative)                                          0%                0%

Scenario Analysis of Potential Credit Losses Over
  Next 12 Months If All Current (But No Future) Seriously
  Delinquent Loans in Mortgage Pools Underlying *** BBB Rated
  Securities Default:
At 10% Loss Severity                                                           $       0         $       0
At 20% Loss Severity                                                                   0                 0
At 30% Loss Severity                                                                   0                 0
At 40% Loss Severity                                                                   0                 0

Average Monthly Mortgage Securities Credit Provision                           $       0         $       0
Reserve in 12 Months at Provisioning Rate If No Losses                                 0                 0


***  Non-EDGAR Symbol for Less Than

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8                                                                   AT OR
SHARES OUTSTANDING AND PER SHARE DATA                            FOR THREE MONTHS ENDING
                                                              -----------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           MAR. 31,          JUN. 30,
                                                                 1997              1997
                                                              -----------       -----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWTI)                                                  11,905,957        13,251,847
Class A Preferred (converted 9/95)                                      0                 0
Class B Preferred (RWTIP)                                         999,638           909,518
                                                              -----------       -----------
Total                                                          12,905,595        14,161,365

Common Dividend Declared                                      $      0.60       $      0.60
Class A Preferred Dividend Declared                           $         -       $         -
Class B Preferred Dividends Declared                          $     0.755       $     0.755

Common Dividend Total                                         $     7,144       $     7,951
Class A Preferred Dividend Total                                        0                 0
Class B Preferred Dividends Total                                     755               687
                                                              -----------       -----------
Total Dividend                                                $     7,899       $     8,638

Taxable Income Earned                                         $     7,912       $     8,315
Dividend Pay-Out Ratio for Period                                    99.8%            103.9%
Cumulative Dividend Pay-Out Ratio                                    98.5%             99.7%

Warrants Outstanding at Period End (RWTIW)                        272,304           236,297

Average Shares Outstanding During Period
Common                                                         11,605,171        12,997,566
Class A Preferred                                                       0                 0
Class B Preferred                                               1,005,515           990,725
                                                              -----------       -----------
Total                                                          12,610,686        13,988,291

Calculation of "Primary" Common Shares
Average Common Shares                                          11,605,171        12,997,566
Potential Dilution Due to Warrants                                258,422           182,137
Potential Dilution Due to Options                                 253,274           291,227
                                                              -----------       -----------
Total Average Primary Common Shares                            12,116,867        13,470,930

Net Income to Common Shareholders                             $     6,456       $     7,034
Total Average Primary Common Shares                            12,116,867        13,470,930
                                                              -----------       -----------
Earnings Per Share (EPS)                                      $      0.53       $      0.52

EPS (Outstanding Common Shares Only)                          $      0.56       $      0.54

Per Share Ratios (Average Outstanding Common and
  Preferred Shares)
Average Total Assets                                          $    183.09       $    212.58
Average Total Equity                                          $     18.81       $     20.96
Net Interest Income                                           $      0.72       $      0.70
Credit Expenses                                               $      0.06       $      0.06
Operating Expenses                                            $      0.09       $      0.09
Net Income                                                    $      0.57       $      0.55

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8 (CONTINUED)                                                                  AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                       FOR THREE MONTHS ENDING
                                                      -----------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    MAR. 31,          JUN. 30,         SEP. 30,          DEC. 31,
                                                         1996              1996              1996              1996
                                                      -----------       -----------       -----------       -----------
Shares Outstanding and Receiving Dividends
  at Period End
Common (RWTI)                                           5,521,376         8,520,116         9,069,653        10,996,572
Class A Preferred (converted 9/95)                              0                 0                 0                 0
Class B Preferred (RWTIP)                                       0                 0         1,006,250         1,006,250
                                                      -----------       -----------       -----------       -----------
Total                                                   5,521,376         8,520,116        10,075,903        12,002,822

Common Dividend Declared                              $      0.46       $      0.40       $      0.40       $      0.41
Class A Preferred Dividend Declared                   $         -       $         -       $      0.00       $      0.00
Class B Preferred Dividends Declared                  $         -       $         -       $     0.386       $     0.755

Common Dividend Total                                 $     2,540       $     3,408       $     3,628       $     4,508
Class A Preferred Dividend Total                                0                 0                 0                 0
Class B Preferred Dividends Total                               0                 0               388               760
                                                      -----------       -----------       -----------       -----------
Total Dividend                                        $     2,540       $     3,408       $     4,016       $     5,268

Taxable Income Earned                                 $     2,549       $     3,142       $     4,048       $     5,429
Dividend Pay-Out Ratio for Period                            99.7%            108.5%             99.2%             97.0%
Cumulative Dividend Pay-Out Ratio                            93.0%             97.9%             98.3%             97.9%

Warrants Outstanding at Period End (RWTIW)              1,665,063         1,563,957         1,076,431           412,894

Average Shares Outstanding During Period
Common                                                  5,521,376         7,813,974         8,732,326         9,705,138
Class A Preferred                                               0                 0                 0                 0
Class B Preferred                                               0                 0           514,063         1,006,250
                                                      -----------       -----------       -----------       -----------
Total                                                   5,521,376         7,813,974         9,246,389        10,711,388

Calculation of "Primary" Common Shares
Average Common Shares                                   5,521,376         7,813,974         8,732,326         9,705,138
Potential Dilution Due to Warrants                        443,984           603,426           621,455           570,415
Potential Dilution Due to Options                         164,227           182,832           162,393           176,919
                                                      -----------       -----------       -----------       -----------
Total Average Primary Common Shares                     6,129,587         8,600,232         9,516,174        10,452,472

Net Income to Common Shareholders                     $     1,954       $     2,500       $     2,999       $     4,084
Total Average Primary Common Shares                     6,129,587         8,600,232         9,516,174        10,452,472
                                                      -----------       -----------       -----------       -----------
Earnings Per Share (EPS)                              $      0.32       $      0.29       $      0.32       $      0.39

EPS (Outstanding Common Shares Only)                  $      0.35       $      0.32       $      0.34       $      0.42

Per Share Ratios (Average Outstanding Common and
  Preferred Shares)
Average Total Assets                                  $     92.87       $     98.76       $    124.97       $    144.83
Average Total Equity                                  $     13.49       $     15.05       $     15.96       $     17.26
Net Interest Income                                   $      0.50       $      0.45       $      0.50       $      0.55
Credit Expenses                                       $      0.06       $      0.06       $      0.06       $      0.03
Operating Expenses                                    $      0.09       $      0.07       $      0.07       $      0.07
Net Income                                            $      0.35       $      0.32       $      0.37       $      0.45

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8 (CONTINUED)                                                                             AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                                 FOR THREE MONTHS ENDING
                                                                      -------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   MAR. 31,       JUN. 30,       SEP. 30,       DEC. 31,
                                                                         1995           1995           1995           1995
                                                                      ----------     ----------     ----------     ----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWTI)                                                            208,332        208,332      5,516,313      5,517,299
Class A Preferred (converted 9/95)                                     1,666,063      1,666,063              0              0
Class B Preferred (RWTIP)                                                      0              0              0              0
                                                                      ----------     ----------     ----------     ----------
Total                                                                  1,874,395      1,874,395      5,516,313      5,517,299

Common Dividend Declared                                              $        -     $        -     $     0.20     $     0.26
Class A Preferred Dividend Declared                                   $     0.20     $     0.30     $        -     $        -
Class B Preferred Dividends Declared                                  $        -     $        -     $        -     $        -

Common Dividend Total                                                 $        0     $        0     $    1,103     $    1,434
Class A Preferred Dividend Total                                             333            500              0              0
Class B Preferred Dividends Total                                              0              0              0              0
                                                                      ----------     ----------     ----------     ----------
Total Dividend                                                        $      333     $      500     $    1,103     $    1,434

Taxable Income Earned                                                 $      408     $      528     $    1,083     $    1,813
Dividend Pay-Out Ratio for Period                                           81.6%          94.6%         101.9%          79.1%
Cumulative Dividend Pay-Out Ratio                                           89.8%          91.8%          96.4%          88.9%

Warrants Outstanding at Period End (RWTIW)                             1,666,063      1,666,063      1,666,063      1,665,063

Average Shares Outstanding During Period
Common                                                                   208,332        208,332      3,944,129      5,516,310
Class A Preferred                                                      1,666,063      1,666,063              0              0
Class B Preferred                                                              0              0              0              0
                                                                      ----------     ----------     ----------     ----------
Total                                                                  1,874,395      1,874,395      3,944,129      5,516,310

Calculation of "Primary" Common Shares
Average Common Shares                                                  1,874,395      1,874,395      3,944,129      5,516,310
Potential Dilution Due to Warrants                                             0              0         84,123        413,004
Potential Dilution Due to Options                                        240,766        188,699        154,886        150,193
                                                                      ----------     ----------     ----------     ----------
Total Average Primary Common Shares                                    2,115,161      2,063,094      4,183,138      6,079,507

Net Income to Common Shareholders                                     $      401     $      450     $      994     $    1,310
Total Average Primary Common Shares                                    2,115,161      2,063,094      4,183,138      6,079,507
                                                                      ----------     ----------     ----------     ----------
Earnings Per Share (EPS)                                              $     0.19     $     0.22     $     0.24     $     0.22

EPS (Outstanding Common Shares Only)                                  $     0.21     $     0.24     $     0.25     $     0.24

Per Share Ratios (Average Outstanding Common and Preferred Shares)
Average Total Assets                                                  $    67.77     $    87.54     $    54.54     $    67.72
Average Total Equity                                                  $    12.36     $    12.27     $    13.37     $    13.38
Net Interest Income                                                   $     0.33     $     0.37     $     0.37     $     0.37
Credit Expenses                                                       $     0.01     $     0.02     $     0.02     $     0.06
Operating Expenses                                                    $     0.11     $     0.11     $     0.09     $     0.07
Net Income                                                            $     0.21     $     0.24     $     0.26     $     0.24

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8 (CONTINUED)                                                                AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                      FOR THREE MONTHS ENDING
                                                                        -----------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      SEP. 30,         DEC. 31,
                                                                           1994              1994
                                                                        -----------       -----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWTI)                                                               208,332           208,332
Class A Preferred (converted 9/95)                                        1,226,465         1,666,063
Class B Preferred (RWTIP)                                                         0                 0
                                                                        -----------       -----------
Total                                                                     1,434,797         1,874,395

Common Dividend Declared                                                $         -       $         -
Class A Preferred Dividend Declared                                     $         -       $      0.25
Class B Preferred Dividends Declared                                    $         -       $         -

Common Dividend Total                                                   $         0       $         0
Class A Preferred Dividend Total                                                  0               350
Class B Preferred Dividends Total                                                 0                 0
                                                                        -----------       -----------
Total Dividend                                                          $         0       $       350

Taxable Income Earned                                                   $        48       $       306
Dividend Pay-Out Ratio for Period                                               0.0%            114.7%
Cumulative Dividend Pay-Out Ratio                                               0.0%             99.2%

Warrants Outstanding at Period End (RWTIW)                                1,666,063         1,666,063

Average Shares Outstanding During Period
Common                                                                      208,332           208,332
Class A Preferred                                                         1,226,465         1,575,276
Class B Preferred                                                                 0                 0
                                                                        -----------       -----------
Total                                                                     1,434,797         1,783,608

Calculation of "Primary" Common Shares
Average Common Shares                                                     1,434,797         1,783,608
Potential Dilution Due to Warrants                                                0                 0
Potential Dilution Due to Options                                                 0                 0
                                                                        -----------       -----------
Total Average Primary Common Shares                                       1,434,797         1,783,608

Net Income to Common Shareholders                                       $        48       $       334
Total Average Primary Common Shares                                       1,434,797         1,783,608
                                                                        -----------       -----------
Earnings Per Share (EPS)                                                $      0.03       $      0.19

EPS (Outstanding Common Shares Only)                                    $      0.03       $      0.19

Per Share Ratios (Average Outstanding Common and Preferred Shares)
Average Total Assets                                                    $     13.33       $     42.57
Average Total Equity                                                    $     11.71       $     12.12
Net Interest Income                                                     $      0.06       $      0.25
Credit Expenses                                                         $      0.00       $      0.00
Operating Expenses                                                      $      0.03       $      0.06
Net Income                                                              $      0.03       $      0.19

PART II   OTHER INFORMATION


Item 1.  Legal Proceedings

         At June 30, 1997, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2.  Changes in Securities

         Not applicable


Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on June 12, 1997.

         (b)      The following matters were voted on at the Annual Meeting:

                                                               Votes
                                              -------------------------------------
                                                  For         Against     Abstain
                                              ------------  -----------  ----------
           1.  Election of Directors
                     George E. Bull              9,981,581       39,822          0
                     Dan A. Emmett               9,414,840      606,563          0

                  The following Directors' terms of office continue after the meeting:

                           Frederick H. Borden
                           Thomas F. Farb
                           Nello Gonfiantini
                           Douglas B. Hansen
                           Charles J. Toeniskoetter

                                                                                Votes
                                                               -------------------------------------
                                                                   For         Against     Abstain
                                                               -------------  ----------  ----------
           2.  Ratification of Coopers & Lybrand L.L.P.
                as the Company's independent
                public accountants for the fiscal
                year ending December 31, 1997.                   10,005,687       12,345      3,371

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three and six months ended June 30, 1997.

                  Exhibit 27 - Financial Data Schedule

         (b)  Reports

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             REDWOOD TRUST, INC.


Dated:  August 11, 1997                      By:/s/ Douglas B. Hansen
                                                --------------------------------
                                             Douglas B. Hansen
                                             President and Chief Financial
                                             Officer
                                             (authorized officer of registrant)


Dated:  August 11, 1997                      By:  /s/ Vickie L. Rath
                                                  ------------------------------
                                             Vickie L. Rath
                                             Vice President, Treasurer and
                                             Controller
                                             (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT

                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                                                             Page
     -------                                                        ------------
      11.1        Computation of Earnings per Share ...............      71

       27         Financial Data Schedule .........................      73