Form 10-Q
period 1997-09-30
REDWOOD TRUST INC
filed 1997-11-13
CIK 930236

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Class B Preferred Stock ($.01 par value)         909,518 as of November 10, 1997
Common Stock ($.01 par value)                 14,471,477 as of November 10, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                    Page
                                                                                                    ----
PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets at September 30, 1997 and December 31, 1996..............  3

               Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and September 30, 1996......................................  4

               Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 1997 and September 30, 1996......................................  5

               Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1997 and September 30, 1996......................................  6

               Notes to Consolidated Financial Statements...........................................  7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........................................  20


PART II.       OTHER INFORMATION

    Item 1.  Legal Proceedings.....................................................................  61

    Item 2.  Changes in Securities.................................................................  61

    Item 3.  Defaults Upon Senior Securities.......................................................  61

    Item 4.  Submission of Matters to a Vote of Security Holders...................................  61

    Item 5.  Other Information.....................................................................  61

    Item 6.  Exhibits and Reports on Form 8-K......................................................  61

    SIGNATURES   ..................................................................................  62

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                        September 30, 1997  December 31, 1996
                                                        ------------------  -----------------
ASSETS

     Mortgage assets:
       Mortgage securities                                  $ 2,059,595        $ 1,627,953
       Mortgage loans                                         1,378,328            525,475
                                                            -----------        -----------
                                                              3,437,923          2,153,428
     Interest rate agreements                                     2,926              2,601
     Cash and cash equivalents                                   57,696             11,068
     Accrued interest receivable                                 23,859             15,537
     Other assets                                                 2,848              1,563
                                                            -----------        -----------
                                                            $ 3,525,252        $ 2,184,197
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term debt                                        $ 2,639,773        $ 1,953,103
     Long-term debt                                             497,367                 --
     Accrued interest payable                                    20,216             14,060
     Accrued expenses and other liabilities                       2,129                761
     Dividends payable                                            9,433              5,268
                                                            -----------        -----------
                                                              3,168,918          1,973,192
                                                            -----------        -----------

     Commitments and contingencies (See Note 11)

     STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.01 per share;
         Class B 9.74% Cumulative Convertible
         909,518 and 1,006,250 shares authorized;
         909,518 and 1,006,250 shares issued and
         outstanding ($28,882 aggregate liquidation
         preference)                                             26,733             29,579
     Common stock, par value $0.01 per share;
         49,090,482 and 48,993,750 shares authorized;
         14,576,477 and 10,996,572 issued
         and outstanding                                            146                110
     Additional paid-in capital                                 333,841            187,507
     Net unrealized gain (loss) on assets
         available for sale                                       1,837             (3,460)
     Dividends in excess of net income                           (6,223)            (2,731)
                                                            -----------        -----------
                                                                356,334            211,005
                                                            -----------        -----------
                                                            $ 3,525,252        $ 2,184,197
                                                            ===========        ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                        1997               1996              1997           1996
                                                    ------------       ------------      ------------       ------------
INTEREST INCOME
      Mortgage assets                               $     56,044       $     19,121      $    143,693       $     40,734
      Cash and investments                                   499                250               927                669
                                                    ------------       ------------      ------------       ------------
                                                          56,543             19,371           144,620             41,403

INTEREST EXPENSE
      Short-term debt                                     40,318             14,447           108,176             29,724
      Long-term debt                                       5,570                 --             5,570                 --
                                                    ------------       ------------      ------------       ------------
                                                          45,888             14,447           113,746             29,724

NET INTEREST RATE AGREEMENTS EXPENSE                       1,038                349             2,472                756
                                                    ------------       ------------      ------------       ------------

NET INTEREST INCOME                                        9,617              4,575            28,402             10,923

Provision for credit losses                                  943                516             2,414              1,324
Net (gain)/loss on sale transactions                         (20)                --               (20)                --
Operating expenses                                         1,148                672             3,530              1,758
                                                    ------------       ------------      ------------       ------------

NET INCOME                                                 7,546              3,387            22,478              7,841
                                                    ------------       ------------      ------------       ------------
Less cash dividends on Class B preferred stock               687                388             2,129                388
                                                    ------------       ------------      ------------       ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS         $      6,859       $      2,999      $     20,349       $      7,453
                                                    ============       ============      ============       ============

NET INCOME PER SHARE
      Primary                                       $       0.47       $       0.32      $       1.52       $       0.90
      Fully diluted                                 $       0.47       $       0.31      $       1.52       $       0.89

Weighted average shares of common stock and
  common stock equivalents:
      Primary                                         14,624,601          9,516,174        13,416,032          8,246,815
      Fully diluted                                   14,624,601          9,657,395        13,416,032          8,402,542

Dividends declared per Class B preferred share      $      0.755       $      0.386      $      2.265       $      0.386

Dividends declared per common share                 $      0.600       $      0.400      $      1.800       $      1.260













              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 1997
(In thousands, except share data)

                                                                                                Net
                                                                                             Unrealized
                                                                                             Gain (Loss)
                                 Class B Preferred Stock     Common Stock       Additional    on Assets   Dividends in
                                 ------------------------  ------------------    Paid-in      Available    Excess of
                                  Shares      Amount       Shares      Amount    Capital       for Sale    Net Income     Total
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 1996       1,006,250    $29,579    10,996,572     $110     $187,507      $(3,460)     $(2,731)     $211,005
                                 -------------------------------------------------------------------------------------------------

Net income                               --         --            --       --           --           --        7,211         7,211

Conversion of preferred stock        (6,612)      (196)        6,612        1          195           --           --             0

Issuance of common stock                 --         --       902,773        8       31,759           --           --        31,767

Dividends declared:
    Class B Preferred                    --         --            --       --           --           --         (755)         (755)
    Common                               --         --            --       --           --           --       (7,144)       (7,144)

Fair value adjustment on
    assets available for sale            --         --            --       --           --        3,578           --         3,578
                                  ------------------------------------------------------------------------------------------------
Balance, March 31, 1997             999,638    $29,383    11,905,957     $119     $219,461      $   118      $(3,419)     $245,662
                                  ------------------------------------------------------------------------------------------------

Net income                               --         --            --       --           --           --        7,721         7,721

Conversion of preferred stock       (90,120)    (2,650)       90,120        1        2,649           --           --             0

Issuance of common stock                 --         --     1,255,770       13       52,310           --           --        52,323

Dividends declared:
    Class B Preferred                    --         --            --       --           --           --         (687)         (687)
    Common                               --         --            --       --           --           --       (7,951)       (7,951)

Fair value adjustment on
    assets available for sale            --         --            --       --           --       (3,880)          --        (3,880)
                                  ------------------------------------------------------------------------------------------------
Balance, June 30, 1997              909,518    $26,733    13,251,847     $133     $274,420      $(3,762)     $(4,336)     $293,188
                                  ------------------------------------------------------------------------------------------------

Net income                               --         --            --       --           --           --        7,546         7,546

Issuance of common stock                 --         --     1,697,630       17       70,446           --           --        70,463

Repurchase of common stock               --         --      (373,000)      (4)     (11,025)          --           --       (11,029)

Dividends declared:
    Class B Preferred                    --         --            --       --           --           --         (687)         (687)
    Common                               --         --            --       --           --           --       (8,746)       (8,746)

Fair value adjustment on
    assets available for sale            --         --            --       --           --        5,599           --         5,599
                                  ------------------------------------------------------------------------------------------------
Balance, September 30, 1997         909,518    $26,733    14,576,477     $146     $333,841      $ 1,837      $(6,223)     $356,334
                                  ================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     1997           1996            1997            1996
                                                                   ---------      ---------      -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $   7,546      $   3,387      $    22,478      $   7,841
    Adjustments to reconcile net income to net cash
        provided by operating activities:
      Amortization of mortgage asset premium and discount, net         6,512          1,435           15,439          2,989
      Amortization of deferred bond issuance costs                       228             --              228             --
      Depreciation and amortization                                       32             25               87             60
      Provision for credit losses on mortgage assets                     943            516            2,414          1,324
      Amortization of interest rate cap agreements                       966            208            2,033            548
      Net (gain)/loss on sale transactions                               (20)            --              (20)            --
      (Increase) decrease in accrued interest receivable               1,959         (3,489)          (8,322)        (7,511)
      (Increase) decrease in other assets                             (1,606)           420           (1,340)          (744)
      Increase in accrued interest payable                             2,063          6,327            6,156          9,089
      Increase in accrued expenses and other                             386            111            1,368            245
                                                                   ---------      ---------      -----------      ---------
          Net cash provided by operating activities                   19,009          8,940           40,521         13,841

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage securities                                 (43,163)      (379,879)        (911,789)      (993,906)
    Proceeds from sales of mortgage securities                        42,023             --           42,023             --
    Purchases of mortgage loans                                     (326,300)       (63,981)      (1,047,639)      (112,990)
    Principal payments on mortgage securities                        170,942         71,145          434,720        151,288
    Principal payments on mortgage loans                              81,456          5,797          190,985         11,526
    Purchases of interest rate cap agreements                           (596)          (660)          (7,697)        (1,314)
                                                                   ---------      ---------      -----------      ---------
          Net cash used in investing activities                      (75,638)      (367,578)      (1,299,397)      (945,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayments on) short-term borrowings         (463,011)       328,880          686,670        854,778
    Net proceeds from long-term borrowings                           497,140             --          497,140             --
    Net proceeds from issuance of Class B preferred stock                 --         29,712               --         29,712
    Net proceeds from issuance of common stock                        70,438          7,646          154,528         64,221
    Repurchases of common stock                                      (11,029)            --          (11,029)            --
    Dividends paid                                                    (8,638)        (3,408)         (21,805)        (7,382)
                                                                   ---------      ---------      -----------      ---------
          Net cash provided by financing activities                   84,900        362,830        1,305,504        941,329

Net increase in cash and cash equivalents                             28,271          4,192           46,628          9,774

Cash and cash equivalents at beginning of period                      29,425         10,407           11,068          4,825
                                                                   ---------      ---------      -----------      ---------

Cash and cash equivalents at end of period                         $  57,696      $  14,599      $    57,696      $  14,599
                                                                   =========      =========      ===========      =========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $  43,594      $   8,120      $   107,585      $  20,635
                                                                   =========      =========      ===========      =========


              The accompanying notes are an integral part of these
                        consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


NOTE 1. THE COMPANY

Redwood Trust, Inc. was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994.

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust, Inc.("Redwood Trust") and its special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation (collectively, the "Company"). All inter-company balances and transactions have been eliminated. Substantially all of the assets of the special-purpose finance subsidiary are pledged to secure long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company.

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

DEFERRED BOND ISSUANCE COSTS

Costs incurred in connection with the issuance of Long-Term Debt in the form of collateralized mortgage bonds are deferred and amortized over the estimated lives of the Long-Term Debt using the interest method adjusted for the effects of prepayments. Deferred bond issuance costs are included in the carrying value of the Long-Term Debt. Unallocated costs incurred in establishing the Company's Long-Term Debt shelf are reflected as a component of Other Assets until allocated to the issuance of specific Long-Term Debt.

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

DEBT

Short-term and long-term debt are carried at their unpaid principal balances, net of any unamortized discount or premium and any unamortized deferred bond issuance costs. Any discount or premium is recognized as an adjustment to interest expense using the interest method based on the maturity schedule of the related borrowings.

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

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                        1997          1996           1997          1996
                                        ------------------------------------------------
As Reported:
   Primary Earnings Per Share           $0.47         $0.32          $1.52         $0.90
   Fully Diluted Earnings Per Share     $0.47         $0.31          $1.52         $0.89

Under SFAS No. 128:
   Basic Earnings Per Share             $0.48         $0.34          $1.57         $1.01
   Fully Diluted Earnings Per Share     $0.47         $0.32          $1.52         $0.90

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

Fair Value. The Company uses estimates in establishing fair value for its investments available-for-sale. Management bases its fair value estimates primarily on third party bid price indications, such as bid indications provided by dealers who make markets in these assets and asset valuations made by collateralized lenders, when such indications are available. Estimates of fair value for all remaining investments available-for-sale are based primarily on management's judgment. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The fair value of all on- and off- balance sheet financial instruments is presented in Notes 3, 6 and 9.

Allowance for Credit Losses. As discussed in Note 5, the Company has assumed credit risk on certain Mortgage Assets. An allowance for credit losses has been estimated and established for the credit risk assumed based on management's judgment. The allowance for credit losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of potential credit losses, as well as industry loss experience. Provisions made to increase the allowance related to the credit risk assumed is presented as "Provision for Credit Losses" in the accompanying consolidated financial statements. The Company's actual credit losses may differ from those estimates used to establish the allowance.

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


NOTE 3. MORTGAGE ASSETS

At September 30, 1997, Mortgage Assets consisted of the following:

                                 MORTGAGE SECURITIES
                              -------------------------   MORTGAGE
(IN THOUSANDS)                  AGENCY       NON-AGENCY      LOANS         TOTAL
                              -----------------------------------------------------
Mortgage Assets, Gross        $1,050,782      $959,592     $1,348,839    $3,359,213

Unamortized Discount                (182)      (14,205)             0       (14,387)
Unamortized Premium               35,843        20,239         30,852        86,934
                              ----------      --------     ----------    ----------
Amortized Cost                 1,086,443       965,626      1,379,691     3,431,760

Allowance for Credit Losses            0        (3,093)        (1,363)       (4,456)
Gross Unrealized Gains             7,155         9,071              0        16,226
Gross Unrealized Losses           (1,191)       (4,416)             0        (5,607)
                              ----------      --------     ----------    ----------
Carrying Value                $1,092,407      $967,188     $1,378,328    $3,437,923
                              ==========      ========     ==========    ==========

At December 31, 1996, Mortgage Assets consisted of the following:

                                  MORTGAGE SECURITIES
                                -----------------------      MORTGAGE
(IN THOUSANDS)                   AGENCY      NON-AGENCY       LOANS        TOTAL
                                ---------------------------------------------------
Mortgage Assets, Gross          $939,936      $662,276       $515,033    $2,117,245

Unamortized Discount               (234)       (15,717)          (142)      (16,093)
Unamortized Premium               26,939        16,366         11,012        54,317
                                --------      --------       --------    ----------
Amortized Cost                   966,641       662,925        525,903     2,155,469

Allowance for Credit Losses            0        (1,752)          (428)       (2,180)
Gross Unrealized Gains             3,173         2,791              0         5,964
Gross Unrealized Losses             (873)       (4,952)             0        (5,825)
                                --------      --------       --------    ----------
Carrying Value                  $968,941      $659,012       $525,475    $2,153,428
                                ========      ========       ========    ==========

At September 30, 1997 and December 31, 1996, all investments in Mortgage Assets consisted of interests in adjustable-rate mortgages on residential properties. A majority of the mortgages in pools in which the Company owns a security interest rated less than AA are on properties located in California. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by those US government agencies. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At September 30, 1997, the average annualized effective yield on the Mortgage Assets was 6.79% based on the amortized cost of the assets. At December 31, 1996, the average annualized effective yield was 7.11% based on the amortized cost of the assets.

The coupons on most of the adjustable-rate mortgage securities and loans owned by the Company are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) and lifetime caps. At September 30, 1997 and December 31, 1996, the weighted average lifetime cap was 12.01% and 11.73%, respectively.

During the third quarter of 1997, the Company sold Mortgage Securities with a face value of approximately $40.0 million. Proceeds and realized gains and losses on the sales of Mortgage Securities are presented below:

                                                           NINE MONTHS ENDED
(IN THOUSANDS)                                             SEPTEMBER 30, 1997
                                                           ------------------
Proceeds  from  sales  of  available-for-sale securities        $42,023

Available-for-sale securities gains                                $202
Available-for-sale securities losses                                (28)
                                                                   ----
Net gain on sales of available-for-sale securities                 $174
                                                                   ====


As discussed in the Interest Rate Agreements policies in Note 1, in the event that an underlying hedged item is sold, any related hedging gains or losses are recognized in income. Accordingly, the sales of Mortgage Securities resulted in a charge to expense of $154,800, reflecting the write-down to fair value of the related interest rate hedges. The sales of Mortgage Securities therefore produced a net gain of $19,643.

NOTE 4. COLLATERAL FOR LONG-TERM DEBT

The Company has pledged collateral in order to secure the Long-Term Debt issued in the form of collateralized mortgage bonds ("Bond Collateral"). This Bond Collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The Company's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. The Company may also be exposed to losses from prepayments of the underlying loans to the extent of unamortized net premium on the loans or deferred bond issuance costs related to the issuance of the Long-Term Debt.

The components of the Bond Collateral at September 30, 1997 are summarized as follows:

(IN THOUSANDS)                                   SEPTEMBER 30, 1997
                                                 ------------------
Mortgage loans                                        $492,123
Cash and cash equivalents held by trustees              28,890
Accrued interest receivable                              3,172
                                                      --------
                                                      $524,185
                                                      ========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

                                      NINE MONTHS ENDED                       YEAR ENDED
(IN THOUSANDS)                        SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                -------------------------------     --------------------------------
                                 MORTGAGE    MORTGAGE                MORTGAGE      MORTGAGE
                                SECURITIES    LOANS      TOTAL      SECURITIES      LOANS     TOTAL
                                -------------------------------     --------------------------------
Balance at beginning of period    $1,752      $  428     $2,180       $  411        $ 79      $  490
Provision for credit losses        1,426         988      2,414        1,347         349       1,696
Charge-offs                          (85)        (53)      (138)          (6)          0          (6)
                                  ------      ------     ------       ------        ----      ------
Balance at end of period          $3,093      $1,363     $4,456       $1,752        $428      $2,180
                                  ======      ======     ======       ======        ====      ======

The majority of the Company's Mortgage Securities have protection from some degree of credit loss either through subordination, insurance, third party guarantees, or other means, whereas, Mortgage Loans do not have such protection. Many of the Company's Mortgage Securities have received ratings from one or more of the four nationally recognized credit rating agencies. Based on these ratings, and on credit criteria similar to those used by rating agencies, the Company assigns a "rating equivalent" to each Mortgage Security and pool of Mortgage Loans. For purposes of assigning a rating equivalent to unrated pools of Mortgage Loans or unrated Mortgage Securities, the Company assigns a series of ratings to different portions of the pool according to the Company's estimation of how the pool would currently be structured and rated if it were newly securitized. At September 30, 1997, the Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA+. At December 31, 1996, the Mortgage Assets held by the Company had rating equivalents ranging from AAA to unrated, with a weighted average of AA+. An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

NOTE 6. INTEREST RATE AGREEMENTS

The amortized cost and fair value of the Company's Interest Rate Agreements are summarized as follows:

(IN THOUSANDS)                     SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                   ------------------     ---------------
Amortized Cost                         $11,708                $ 6,200
Gross Unrealized Gains                     468                    156
Gross Unrealized Losses                 (9,250)                (3,755)
-----------------------                -------                --------
Carrying Value                         $ 2,926                $ 2,601
                                       =======                =======

The sum of the notional amounts of all of the Company's Interest Rate Agreements in effect was $3.1 billion at September 30, 1997 and $1.1 billion at December 31, 1996, respectively. The sum of the notional amounts of all of the Interest Rate Agreements owned by the Company was $5.6 billion at September 30, 1997 and $2.6 billion at December 31, 1996.

Cap Agreements

Potential future earnings from the Company's Cap Agreements are based on variations in the London Inter-Bank Offered Rate ("LIBOR"). The sum of the notional amounts of the Company's Cap Agreements in effect was $2.6 billion and $703 million at September 30, 1997 and December 31, 1996, respectively. The weighted average cap strike rate during the three and nine months ended September 30, 1997 was 7.09% and 7.20%, respectively. The weighted average cap strike rate during the three and nine months ended September 30, 1996 was 7.11% and 7.18%, respectively. Under these Cap Agreements the Company will receive cash payments should an agreed-upon reference rate, either one-month or three-month LIBOR, increase above the strike rates of the Cap Agreements.

Information on the Cap Agreements outstanding at September 30, 1997 is summarized below.

(DOLLARS IN THOUSANDS)  AVERAGE CAP                                              EXPECTED
                         NOTIONAL      AVERAGE CAP    LOW CAP     HIGH CAP     CAP EXPENSE
                        FACE AMOUNT    STRIKE RATE  STRIKE RATE  STRIKE RATE   AMORTIZATION
        YEAR
-------------------------------------------------------------------------------------------
1997 (last 3 months)    $2,688,124        7.08%        5.50%        12.00%           $1,137
        1998             2,016,375        7.57%        5.50%        12.00%            4,407
        1999             1,360,356        9.05%        6.30%        12.00%            2,653
        2000               864,720        9.78%        7.00%        12.00%            1,547
        2001               632,932        9.99%        7.00%        11.00%            1,076
        2002               112,425        8.59%        7.50%        11.00%              304
        2003                32,634        8.31%        7.50%         9.00%              203
        2004                31,834        8.30%        7.50%         9.00%              197
        2005                13,901        7.75%        7.50%         9.00%               87
        2006                10,000        7.50%        7.50%         7.50%               72
   2007 (first 4 months)     9,833        7.50%        7.50%         7.50%               25
                                                                                    -------
           Total                                                                    $11,708
                                                                                    =======

Collar Agreement

At September 30, 1997, the Company had entered into one outstanding collar agreement, consisting of the purchase of a cap agreement subsidized by the sale of a floor agreement. On the cap portion, the Company will receive net hedge income to the extent that three month LIBOR exceeds 7.50%. On the floor portion, the Company will incur a net hedge expense to the extent that three month LIBOR falls below 5.91%


Information on the Collar Agreement outstanding at September 30, 1997 is summarized below.

                             NOTIONAL FACE                                         EXPECTED COLLAR
                                 AMOUNT                  CAP STRIKE  FLOOR STRIKE      EXPENSE
    EFFECTIVE PERIOD:        (IN THOUSANDS)   INDEX         RATE         RATE        AMORTIZATION
------------------------- ------------ -------------- ---------- --------- -----------------------
October 1997 to July 1999       $20,000     3 mo LIBOR      7.50%        5.91%            $0


Swap Agreements

The Company has entered into three types of Interest Rate Swap Agreements summarized as follows:

Fixed vs. Floating Rate Swap Agreements:
The sum of the notional amounts of the Company's fixed vs. floating rate Swap Agreements ("Fixed Pay Rate Swaps") in effect was $168 million at September 30, 1997 and $135 million at December 31, 1996. Under these Swap Agreements, the Company receives the 3 month LIBOR rate and pays the agreed upon fixed rate.

Information on the Fixed Pay Rate Swaps outstanding at September 30, 1997 is summarized below.

(DOLLARS IN THOUSANDS)   AVERAGE SWAP
                         NOTIONAL FACE    AVERAGE        LOW           HIGH
       YEAR                 AMOUNT        PAY RATE     PAY RATE      PAY RATE
-----------------------------------------------------------------------------
1997 (last 3 months)       $155,446        6.04%         5.59%        7.18%
1998 (first 6 months)        70,569        5.89%         6.40%        7.18%


Periodic Swap Agreements:

The Company enters into Periodic Swap Agreements in order to produce income to the Company in the event that the three month LIBOR rate rises sharply. In each of these swaps, the Company receives income on the notional face at a rate equal to three month LIBOR less 0.230% to 0.265% and pays income on the notional face on the lesser of (a) three month LIBOR or (b) the prior period's LIBOR plus 0.50%. The average notional face of these swaps is $110 million, with $90 million maturing in August 1999 and $20 million maturing in September 1999.

Information on the Periodic Swap Agreements outstanding at September 30, 1997 is summarized below.

(DOLLARS IN THOUSANDS)  AVERAGE SWAP
                        NOTIONAL FACE  AVERAGE SPREAD  LOW SPREAD   HIGH SPREAD
        YEAR               AMOUNT         RECEIVED      RECEIVED      RECEIVED
-------------------------------------------------------------------------------
1997 (last 3 months)      $110,000         -0.255%       -0.265%      -0.230%
        1998               110,000         -0.255%       -0.265%      -0.230%
1999 (first 9 months)       98,242         -0.257%       -0.265%      -0.230%

Basis Swap Agreements:

As of September 30, 1997, the Company had entered into LIBOR/Treasury bill Basis Swap Agreements totaling $160 million in notional value. These Basis Swap Agreements, in conjunction with the Company's other Swap and Cap Agreements, are designed to reduce the potential risks in that portion of the Company's balance sheet wherein Treasury-based assets are funded with LIBOR-based liabilities. The Basis Swap Agreements will produce net hedge income for the Company to the extent that three month LIBOR exceeds the average three month Treasury bill rate by 0.440% to 0.465% and will produce a net hedge expense for the Company to the extent that the spread between these two indices is narrower than 0.440% to 0.465%. The maturities of these Basis Swap Agreements are as follows: $30 million in June 1998, $50 million in December 1998, $30 million in June 1999 and $50 million in December 1999.

Information on Basis Swap Agreements outstanding September 30, 1997 is summarized below.

(DOLLARS IN THOUSANDS)  AVERAGE SWAP
                        NOTIONAL FACE     AVERAGE    LOW SPREAD    HIGH SPREAD
       YEAR                AMOUNT       SPREAD PAID     PAID           PAID
------------------------------------------------------------------------------
1997 (last 3 months)      $160,000        0.453%        0.440%        0.465%
        1998               144,877        0.455%        0.440%        0.465%
        1999                64,712        0.464%        0.460%        0.465%

The Company has incurred credit risk to the extent that the counter-parties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. Potential credit write-offs are limited to the amortized cost of the Cap Agreements. In addition, for Cap, Swap and Collar Agreements, if one of the counter-parties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has entered into Interest Rate Agreements only with counter-parties rated A or better and has entered into Interest Rate Agreements with eighteen different counter-parties in order to reduce the risk of credit exposure to any one counter-party.

NOTE 7. SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements, notes payable and a revolving line of credit (together "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets.

At September 30, 1997, the Company had $2.6 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.95% and a weighted average remaining maturity of 67 days. This debt was collateralized with $2.75 billion of Mortgage Assets. At December 31, 1996, the Company had $2.0 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.83% and a weighted average remaining maturity of 98 days. This debt was collateralized with $2.1 billion of Mortgage Assets.

During September 1997, the Company entered into a $20 million, six-month revolving line of credit agreement with a financial institution. The agreement requires that the Company maintain certain financial ratios. The Company is in compliance with all requirements. Interest rates on borrowings under this facility are based on LIBOR. At September 30, 1997, borrowings under this facility totaled $19.9 million and were committed through October 15, 1997. At December 31, 1996, borrowings under this facility totaled $19.3 million. These borrowings are reflected in the $2.6 billion and $2.0 billion of Short-Term Debt outstanding at September 30, 1997 and December 31, 1996, respectively.

At September 30, 1997 and December 31, 1996, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)          SEPTEMBER 30, 1997      DECEMBER 31, 1996
                        ------------------      ----------------
Within 30 days              $1,591,742             $  268,042
30 to 90 days                  183,453                667,567
Over 90 days                   864,578              1,017,494
------------                ----------             ----------
Total Short-Term Debt       $2,639,773             $1,953,103
                            ==========             ==========

For the three and nine months ended September 30, 1997, the average balance of Short-Term Debt was $2.7 billion and $2.5 billion with a weighted average interest cost of 5.98% and 5.85%, respectively. For the three and nine months ended September 30, 1996, the average balance of Short-Term Debt was $1.0 billion and $0.7 billion with a weighted average interest cost of 5.78% and 5.69%, respectively. The maximum balance outstanding during the nine months ended September 30, 1997 was $3.1 billion. The maximum balance outstanding during the year ended December 31, 1996 was $2.0 billion.

NOTE 8. LONG-TERM DEBT

During the third quarter of 1997, the Company issued $534.3 million of Long-Term Debt in the form of collateralized mortgage bonds which were issued by Sequoia Mortgage Trust 1, a business trust established by the Company's wholly-owned subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). This series of Long-Term Debt consists of two classes of bonds at variable rates of interest. Payments received on the Bond Collateral are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related Bond Collateral. The Long-Term Debt is also subject to redemptions according to specific terms of the respective indentures. As a result, the actual maturity of any class of this series of Long-Term Debt is likely to occur earlier than its stated maturity. The components of the Long-Term Debt along with selected other information are summarized as follows:

(IN THOUSANDS)                     SEPTEMBER 30, 1997
                                   ------------------
Long-Term Debt                              $498,859
Deferred bond issuance costs                  (1,492)
                                            --------
     Total Long-Term Debt                   $497,367
                                            ========
Range of coupons on bonds           6.005% to 6.095%
Stated maturities                               2029

For the three months ended September 30, 1997, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of deferred bond issuance costs and other related expenses, was 6.27%. Interest paid on Long-Term Debt for the three months ended September 30, 1997 totaled $3.1 million.


NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1997 and December 31, 1996. Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

(IN THOUSANDS)                       SEPTEMBER 30, 1997          DECEMBER 31, 1996
                                  ------------------------   ------------------------
                                   CARRYING                     CARRYING
                                    AMOUNT    FAIR VALUE         AMOUNT    FAIR VALUE
                                  ------------------------   ------------------------
Assets
      Mortgage Assets              $3,437,923   $3,438,760     $2,153,428  $2,153,428
      Interest Rate Agreements          2,926        2,169          2,601       2,601

Cash and cash equivalents, interest receivable, short-term borrowings, accrued interest payable, accrued expenses and other liabilities are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 10. STOCKHOLDER'S EQUITY

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

As of September 30, 1997, 96,732 shares of the Class B Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At September 30, 1997 and December 31, 1996, there were 909,518 and 1,006,250 shares of the Class B Preferred Stock outstanding, respectively.

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

The number of shares of Common Stock available under the Stock Option Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At September 30, 1997 and December 31, 1996, 1,294,939 and 1,138,743 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At September 30, 1997 and December 31, 1996, 320,448 and 299,633 ISOs had been granted, respectively. The exercise price for ISOs granted under the Stock Option Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Stock Option Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

The Company's Stock Option Plan permits stock options granted under the plan to accrue stock DERs. For the three and nine months ended September 30, 1997, the stock DERs accrued on NQSOs that had a stock DER feature resulted in non-cash charges to operating expenses of $119,436 and $366,239, respectively. For the three and nine months ended September 30, 1996, the stock DERs accrued on NQSOs that had a stock DER feature resulted in non-cash charges to operating expenses of $80,592 and $244,916, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued are based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

Information with respect to stock option and DER activity is as follows:

                                                       NINE MONTHS ENDED                   YEAR ENDED
                                                       SEPTEMBER 30, 1997               DECEMBER 31, 1996
                                                   --------------------------      --------------------------
                                                                  WEIGHTED                        WEIGHTED
                                                                  AVERAGE                         AVERAGE
                                                   SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                                   --------------------------      --------------------------
Outstanding options at beginning of period:        421,583         $19.05          310,857         $ 9.48
   Options granted                                 371,102          40.34          141,300          36.01
   Options exercised                               (54,485)          0.89          (42,083)          0.11
   Dividend equivalent rights earned                 9,682           0.00           11,509           0.00
                                                   -------                         -------
Outstanding options at end of period               747,882          30.69          421,583          19.05
                                                   =======                         =======

STOCK PURCHASE WARRANTS

At September 30, 1997 and December 31, 1996, there were 149,466 and 412,894 Warrants outstanding, respectively. Each Warrant entitles the holder to purchase
1.000667 shares of the Company's Common Stock at an exercise price of $15.00 per share. The Warrants remain exercisable until December 31, 1997.

STOCK REPURCHASES

On September 11, 1997, the Company's Board of Directors approved the repurchase of up to 745,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 373,000 shares of its Common Stock for $11.0 million. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

DIVIDENDS

The Company declared and paid the following dividends for the three and nine months ended September 30, 1997 and for the year ended December 31, 1996:

                                                            DIVIDENDS PER SHARE
                                             TOTAL      ----------------------------
DECLARATION      RECORD        PAYABLE      DIVIDENDS       CLASS B          COMMON
    DATE          DATE          DATE    (IN THOUSANDS)  PREFERRED STOCK      STOCK
    ----          ----          ----    --------------  ---------------      -----
    9/8/97       9/30/97      10/21/97      $9,433          $0.755           $0.600
   6/12/97       6/30/97       7/21/97      $8,638          $0.755           $0.600
    3/5/97       3/31/97       4/21/97      $7,899          $0.755           $0.600

  12/16/96      12/31/96       1/21/97      $5,268          $0.755           $0.410
   9/16/96       9/30/96      10/21/96      $4,016          $0.386           $0.400
   6/14/96       6/28/96       7/18/96      $3,408            --             $0.400
   3/11/96       3/29/96       4/19/96      $2,540            --             $0.460

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

At September 30, 1997, the Company had no outstanding commitments to purchase or sell Mortgage Assets or to purchase, sell or terminate Interest Rate Agreements. The Company also had no commitments to enter into additional reverse repurchase agreements or other borrowings.

At September 30, 1997, the Company is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1997 - $47,816; 1998 through 2000 - $191,262; 2001 - $63,754.

NOTE 12. SUBSEQUENT EVENTS

On November 6, 1997, the Company issued at a premium, $749.2 million in face value of long-term debt in the form of collateralized mortgage bonds. The Company received net proceeds of $755.1 million from this issuance. This long-term debt was issued by Sequoia Mortgage Trust 2, a business trust established by the Company's wholly-owned subsidiary, Sequoia. This debt is collateralized by a pool of conventional, adjustable-rate, 30-year mortgage loans secured by first liens on one- to four- family residential properties which were transferred from Redwood Trust, Inc. to Sequoia. The initial principal balance of the collateral for this long-term debt is approximately $756.7 million. The proceeds received from this issuance are expected to be used to pay down a portion of the Company's Short-Term Debt.

On November 10, 1997, the Company repurchased 105,000 shares of the Company's Common Stock for $2.8 million. Also on November 10, 1997, the Company entered into a commitment to repurchase 200,000 shares of the Company's Common Stock for $5.3 million with a settlement date of November 14, 1997. Repurchased shares are returned to the Company's authorized but unissued shares of Common Stock.

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

OVERVIEW

Redwood Trust, Inc. is a financial institution specializing in the single-family residential mortgage spread lending business. The Company earns net income to the extent that the interest income it earns from its mortgage loans and securities exceeds the cost of borrowed funds, hedging, credit loss expenses and operating expenses.

The Company seeks to earn net interest income from first-lien single-family residential mortgage loans underwritten to "A" or "prime" quality standards. The Company believes its primary competitors in the "A" quality mortgage spread lending business are banks, savings and loans, the two government-sponsored mortgage entities ("GSEs": Fannie Mae and Freddie Mac) and other mortgage Real Estate Investment Trusts ("REITs").

The Company has chosen to pursue a wholesale strategy (such as is employed by the GSEs) rather than a retail strategy (such as is employed by most banks and savings and loans). Like the GSEs, the Company does not originate loans directly but rather acquires loans from mortgage origination companies and from the secondary mortgage market. Like the GSEs, the Company out-sources the servicing of its mortgage loans and sources its borrowings on a wholesale basis in the capital markets rather than seeking retail deposits through a branch banking system. The Company believes that its wholesale strategy allows the Company to operate in a highly efficient manner while remaining focused on its core spread lending business.

Over the past year, the Company has moved a long way towards transforming itself from a spread lending company managing mortgage securities funded with short-term debt to a spread lending company managing high-quality single-family mortgage loans funded with long-term debt. The impact of this transition on the Company's results is discussed below.

The Company has elected to be considered a REIT with respect to Federal and State income taxes. This election generally allows the Company to avoid paying corporate income tax so long as it distributes at least 95% of its taxable income as dividends and meets the other REIT requirements.

RESULTS OF OPERATIONS

Mortgage Asset Acquisitions, Principal Repayments and Net Asset Growth

In the third quarter of 1997, the Company acquired $326 million in mortgage loans and $43 million in mortgage securities (together, "mortgage assets"). Thus, over 88% of acquisitions during the quarter were mortgage loans. The Company received mortgage principal repayments of $252 million and sold mortgage securities for $42 million during the quarter. In the third quarter of 1997, total assets grew by $101 million, or 3%, to $3.5 billion.

In the third quarter of 1996, the Company acquired $444 million new mortgage assets. Of these acquisitions, 14% were mortgage loans and 86% were mortgage securities. The Company received mortgage principal repayments of $77 million during the quarter. Net growth of total assets was $375 million, or 36%, in that quarter.

Through September 30, 1997, all mortgage loans acquired have been high quality, adjustable rate, first lien mortgages on single-family residential properties. All mortgage securities acquired have represented securitized interests in pools of adjustable rate, single-family mortgage loans.

Through September 30, 1997, mortgage principal repayment rates for the Company have remained within management's range of expectations and have been similar to industry averages for the specific types of adjustable-rate mortgages owned by the Company. One commonly used measure of the average annual rate of prepayment of mortgage principal is the conditional prepayment rate ("CPR"). The CPR for the Company's mortgage loans and the mortgages contained in the pools underlying its mortgage securities increased from 24% in the third quarter of 1996 to 25% in the third quarter of 1997. The CPR rate of the Company's mortgage asset portfolio has ranged between 23% and 29% since the fourth quarter of 1995.

The Company also receives scheduled mortgage principal payments (payments representing the normal principal amortization of a 30-year mortgage loan). In addition, some mortgage securities owned by the Company are subject to call provisions, some receive accelerated payments, i.e., a greater than pro-rata share of principal repayments generated by the underlying mortgage pool, and some are locked-out of such prepayments for a period of time. The average annual rate of mortgage principal repayment from all of these sources increased from 28% in the third quarter of 1996 to 31% in the third quarter of 1997. This total rate of mortgage principal repayment on the Company's mortgage assets has ranged between 26% and 32% since the fourth quarter of 1995.

In the first nine months of 1997, the Company acquired $1.96 billion of new mortgage assets. Of these acquisitions, 54% were mortgage loans and 46% were mortgage securities. The Company received mortgage principal repayments of $626 million during this period. Net growth of total assets was $1.34 billion, or 61%, in the first nine months of 1997.

In the first nine months of 1996, the Company acquired $1.11 billion of new mortgage assets. Of these acquisitions, 10% were mortgage loans and 90% were mortgage securities. The Company received mortgage principal repayments of $163 million during this period. Net growth of total assets was $962 million, or 218%, in the first nine months of 1996.

The average CPR on the Company's mortgage assets (CPR) decreased from 26% in the first nine months of 1996 to 24% in the first nine months of 1997. The total rate of principal repayment increased from 28% in the first nine months of 1996 to 30% in the first nine months of 1997.

Interest Income

From the third quarter of 1996 to the third quarter of 1997, interest income increased by 192%. This increase was driven primarily by a 196% increase in average earning assets (mortgage assets plus cash). In the third quarter of 1997, the Company's average earning assets of $3.33 billion generated interest income of $56.5 million. In the third quarter of 1996, average earning assets of $1.12 billion generated interest income of $19.4 million.

In the third quarter of 1997, the Company's earning asset yield (interest income annualized and divided by the average daily amortized cost of earning assets) was 6.80%. The average mortgage coupon rate (mortgage interest payments annualized and divided by the average daily principal value of mortgages) was 7.77%. Since the Company's average amortized cost was 102.2% of mortgage principal value during that quarter, the coupon yield on amortized cost book value for the Company's mortgages was 7.60%. Net mortgage premium and discount amortization expenses of $6.51 million reduced the coupon yield by 0.79% for a net mortgage yield of 6.81%. The yield earned on the Company's cash balances during the quarter was 5.60%; the blended earning asset yield was 6.80%.

The Company's earning asset yield was 6.90% in the third quarter of 1996. The average mortgage coupon rate was 7.52%. Because the Company's average amortized cost for mortgage assets was 101.0% of mortgage principal value during that quarter, the coupon yield on amortized cost book value for the Company's mortgages was 7.44%. Net mortgage premium and discount amortization expenses of $1.44 million reduced the coupon yield by 0.52% for a net mortgage yield of 6.92%. The yield earned on the Company's cash balances during the quarter was 5.30%, bringing the overall third quarter of 1996 blended earning asset yield to 6.90%.

The 6.80% earning asset yield for the third quarter of 1997 was slightly lower than the 6.90% for the third quarter of 1996. The average coupon rate was lower in the third quarter of 1996 due to the temporary effect of lower initial coupons on newly acquired mortgages. At September 30, 1996 the average coupon rate was 0.36% below the fully indexed rate. By September 30, 1997, the average coupon rate on the Company's mortgage assets was 0.09% below the fully indexed rate, as coupons rose and the relevant interest rate indices fell over this period. The total rate of mortgage principal repayment was similar for these two periods. However, because the Company's average amortized cost for mortgage assets was higher in the third quarter of 1997 than in the third quarter of 1996 (102.2% versus 101.0%), the reduction in mortgage yield due to the net amortization of premiums and discounts increased from 0.52% in the third quarter of 1996 to 0.79% in the third quarter of 1996.

During 1996 and 1997, the Company generally acquired mortgage assets with lower risk characteristics than those assets previously acquired. As a result, average credit quality improved, with the percentage of the balance sheet consisting of subordinated mortgage securities rated below AA falling from 3.9% at the end of the third quarter of 1996 to 1.6% at the end of the third quarter of 1997. Reflecting this change in asset mix to lower risk assets (as well as certain other factors), the average equity-to-assets capital adequacy guideline determined by the Company's Risk-Adjusted Capital Policy fell from 10.7% to 9.0% over the same period. The lower risk assets acquired by the Company had higher acquisition prices reflecting their lower risk and resulted in the Company's earning asset yield being reduced somewhat as compared to short-term interest rate index levels. To some degree, the slight decrease in the earning asset yield in the third quarter of 1997 also reflects the high pricing levels for all mortgages that have prevailed in the mortgage market for several quarters.

From the first nine months of 1996 to the first nine months of 1997, interest income increased by 249%. This increase was driven primarily by a 257% increase in average earning assets. In the first nine months of 1997, the Company's average earning assets of $2.82 billion generated interest income of $144.6 million. In the first nine months of 1996, the Company's average earning assets of $791 million generated interest income of $41.4 million.

In the first nine months of 1997, the Company's earning asset yield was 6.83%. The average mortgage coupon was 7.73%. Since the Company's average amortized cost was 102.1% of mortgage principal value during that quarter, the coupon yield on amortized cost book value for the Company's mortgages was 7.57%. Net mortgage premium and discount amortization expenses of $15.4 million reduced the coupon yield by 0.73% for a net mortgage yield of 6.84%. The yield earned on the Company's cash balances during the nine months was 5.51%; the blended earning asset yield was 6.83%.

In the first nine months of 1996, the Company's earning asset yield was 6.98%. The average mortgage coupon rate was 7.54%. Because the Company's average amortized cost for mortgage assets was 100.2% of mortgage principal value during that period, the coupon yield on amortized cost book value for the Company's mortgages was 7.52%. Net mortgage premium and discount amortization expenses of $3.0 million reduced the coupon yield by 0.51% for a net mortgage yield of 7.01%. The yield earned on the Company's cash balances during the nine months was 5.58%, bringing the overall first nine months of 1996 earning asset yield to 6.98%.

Interest Expense

From the third quarter of 1996 to the third quarter of 1997, interest expense increased by 218%, from $14.4 million to $45.9 million. This increase was driven primarily by a 205% increase in average borrowings from $1.00 billion to $3.05 billion. Borrowings increased at a slightly faster rate over the last year than did earning assets (205% versus 196%) as the Company utilized a greater percentage of debt rather than equity to fund its growing mortgage operations. The average equity-to-assets ratio for the Company was 10.1% in the third quarter of 1997 and 12.8% in the third quarter of 1996.

An additional factor driving the increase in interest expense was a 0.24% increase in the Company's cost of funds from 5.78% in the third quarter of 1996 to 6.02% in the third quarter of 1997. This increase reflects higher levels of short-term interest rates; one, three and six month LIBOR rates over the relevant time frame (one to six months prior to the end of the period) were higher for the third quarter of 1997 than they were for the third quarter of 1996. The increase in cost of funds also reflects the issuance of long-term debt during the third quarter of 1997 and a change in the mix of assets towards mortgage loans rather than mortgage securities.

The Company pays interest expense on its short-term debt based on the actual number of days in a quarter. In a non-leap year, the first quarter has 90 days, the second quarter has 91 days, and the third and fourth quarters each have 92 days. Thus, all other factors being equal, the Company's cost of short-term debt will have a seasonal variation pattern; it will be highest in the third and fourth quarters and will be lowest in the first quarter of the year. The increase in the Company's cost of funds attributable to this seasonal day count issue from the second to the third quarter of 1997 was approximately 0.06% (thereby reducing earnings in the third quarter by $0.03 per share relative to the second quarter, all other factors being equal). This impact of this seasonal factor will be neutral for the fourth quarter of 1997 and positive for the first quarter of 1998, in each case as compared to the third quarter of 1997. This seasonal effect applies only to the Company's short-term borrowings and will be reduced over time should the Company increase the percent of its total borrowings which are long-term.

From the first nine months of 1996 to the first nine months of 1997, interest expense increased by 283%, from $29.7 million to $113.7 million. This increase was driven primarily by an increase in average borrowings of 272%, from $697 million to $2.59 billion. Borrowings increased at a faster rate than did earning assets (272% versus 257%) as the Company utilized greater leverage. The average equity-to-assets ratio was 13.9% in the first nine months of 1996 and was 10.1% in the first nine months of 1997.

An additional factor driving the increase in interest expense was a 0.16% increase in the Company's cost of funds from 5.69% in the first nine months of 1996 to 5.85% in the first nine months of 1997. This increase was largely due to higher average short-term interest rates over the relevant periods.

Interest Rate Agreements Expense

Interest rate agreements are a form of interest rate insurance, or hedging, which the Company utilizes to reduce the effects that a large increase in interest rates could have on its balance sheet and earnings. The Company seeks to hedge, in part, the market value and earnings risks arising from the life caps, periodic caps and the fixed coupon period to the next adjustment date for its adjustable-rate mortgage assets.

In the third quarter of 1997, on-going hedging expenses were $1.07 million and hedging income was $.03 million for a net interest rate agreements expense of $1.04 million. This net expense represented 0.12% of average assets, 0.14% of average borrowings, and 9.7% of net interest income before hedge expenses.

In the third quarter of 1996, hedging expenses were $0.35 million and the Company earned no hedge income. Net hedge expenses represented 0.12% of average assets, 0.14% of average borrowings, and 7.1% of net interest income before hedge expenses for that quarter.

In the first nine months of 1997, hedging expenses were $2.58 million and hedging income was $0.11 million for a net interest rate agreement expense of $2.47 million. This net expense represented 0.11% of average assets, 0.13% of average borrowings, and 8.0% of net interest income before hedge expenses.

In the first nine months of 1996, hedging expenses were $0.76 million and the Company earned no hedge income. This net expense represented 0.12% of average assets, 0.14% of average borrowings, and 6.5% of net interest income before hedge expenses.

Net Interest Income

Net interest income is interest income less interest expense and net interest rate agreement hedging expenses. Net interest income increased by 111%, from $4.6 million in the third quarter of 1996 to $9.6 million in the third quarter of 1997. This increase was driven by asset growth, although growth in net interest income was less than the growth in average total assets of 196% over the same period. Net interest income as a percentage of average assets (the net interest margin) decreased from 1.58% to 1.12% and net interest income as a percentage of equity decreased from 12.40% to 11.13%.

Net interest income grew slower than the growth in net average assets primarily due to a narrowed spread between the Company's yield on earning assets and the cost of its borrowed funds and net hedging expenses (its interest rate spread). The Company's interest rate spread was 0.98% in the third quarter of 1996 and 0.64% in the third quarter of 1997. The Company's yield on earning assets fell by 0.10% over the last year while the cost of funds rose by 0.24% and the cost of hedging remained the same. Please see "Interest Income" and "Interest Expense" above for a discussion of the factors that resulted in a narrower interest rate spread.

From the first nine months of 1996 to the first nine months of 1997, net interest income increased by 160%, from $10.9 million to $28.4 million. This increase was driven by asset growth, although growth in net interest income was less than the growth in average total assets of 257% over the same period due. As a result of the increased use of leverage and due to a narrowed spread between the Company's yield on earning assets and the cost of its borrowed funds and hedging, the net interest margin decreased from 1.79% to 1.30% while net interest income as a percentage of equity increased slightly from 12.85% to 12.95%.

The Company's interest rate spread was 1.15% in the first nine months of 1996 and 0.85% in the first nine months of 1997. For reasons discussed above, the Company's yield on earning assets fell by 0.15% while the cost of funds rose by 0.16% and the cost of hedging fell by 0.01%.

Gain or Loss on Sale Transactions

The Company sold $42.0 million of mortgage securities in the third quarter of 1997. The gain on the sale of the mortgage securities was $0.17 million. In conjunction with the sale of the mortgage securities, the Company wrote down $0.15 million of related interest rate agreements, thereby reducing the net gain to $0.02 million.

Credit Provision Expense and Actual Credit Losses

The Company establishes credit provisions in order build a reserve for future credit losses. Provisions were $0.94 million in the third quarter of 1997 and $0.52 million in the third quarter of 1996.

The Company takes credit provisions for risk of credit loss from its portfolio of below-BBB rated subordinated mortgage securities as a function of projections of potential future losses. The Company reviews its loss projections based on trends in serious delinquencies and loan loss severities (actual losses realized as a percent of defaulted loan balances) in the underlying mortgage pools and may make changes in its credit provisions accordingly. Credit provisions for these assets were $0.47 million in the third quarter of 1997 and $0.34 million in the third quarter of 1996.

The Company takes credit provisions for its mortgage loan portfolio to provide for expected credit losses over the life of the portfolio. In the third quarters of 1997 and 1996, the Company took mortgage loan provisions of $0.47 million and $0.18 million, respectively. The Company's current policy is to set aside annual credit provisions for mortgage loans on an on-going basis equaling 0.10% to 0.20% of its loan portfolio.

Total credit provisions equaled 0.18% of average total assets and 1.40% of average equity in the third quarter of 1996 and declined to 0.11% of average assets and 1.09% of average equity in the third quarter of 1997. The decline in these ratios primarily reflects a change in asset mix towards assets with reduced credit risk; subordinated securities rated lower than BBB declined over this period as a percentage of total assets from 2.1% to 0.9%, although mortgage loans increased from 9.3% to 40.2% over the same period. The Company has not added to its portfolio of lower-rated subordinated mortgage securities since 1995.

The Company had no actual realized credit losses in the third quarter of 1996. Actual credit losses were $68,000 in the third quarter of 1997. Of these losses, $40,000 were from the Company's whole loans and $28,000 from the Company's subordinated mortgage securities. Total cumulative actual credit losses from the inception of the Company through September 30, 1997 have been $150,000; actual losses from subordinated mortgage securities have totaled $97,000 while actual losses from mortgage loans have totaled $53,000. Based on mortgage default and loss trends, the Company expects realized credit losses over the next few quarters to increase to levels more consistent with its provisioning rates and reserve levels, especially for its portfolio of subordinated mortgage securities.

Credit provisions reduce net income and earnings per share but only actual credit losses are deducted when calculating taxable income. Dividends from a REIT are based on taxable income, so future dividends levels will be influenced by the rate of actual realized credit loss rather than the rate of credit provisioning. Net income and earnings per share will be reduced by actual losses in a direct manner only if they exceed cumulative credit provisions.

Credit provisions were $2.41 million in the first nine months of 1997 and $1.32 million in the first nine months of 1996. Credit provisions for below-BBB rated mortgage securities were $1.43 million and $1.01 million while mortgage loan provisions were $0.99 million and $0.31 million, respectively. Total credit provisions equaled 0.11% of average total assets and 1.10% of average equity in the first nine months of 1997, a decline from 0.22% of average assets and 1.56% of average equity in the first nine months of 1996.

Actual realized credit losses were $138,000 in the first nine months of 1997. The Company had no actual credit losses in the first nine months of 1996.

Operating Expenses

Total operating expenses increased by 71%, from $0.67 million in the third quarter of 1996 to $1.15 million in the third quarter of 1997. The Company expanded its staff and increased compensation for employees to market levels. A portion of the stock options granted to management, employees, and directors have dividend equivalent rights ("DERs") attached; the DER expense increased as the dividend rose and the number of stock options with DERs attached increased. Other operating expenses increased as the scope of Company operations expanded.

Operating expense ratios have improved as the Company realized economies of scale through growth. From the third quarter of 1996 to the third quarter of 1997, operating expenses as a percentage of assets improved from 0.23% to 0.13%, operating expenses as a percentage of equity improved from 1.82% to 1.33%, the efficiency ratio (operating expenses as a percentage of net interest income) improved from 14.69% to 11.93%, and average assets per employee improved from $115 million to $244 million.

From the first nine months of 1996 to the first nine months of 1997, total operating expenses increased by 101%, from $1.76 million to $3.53 million. Operating expenses as a percentage of assets improved from 0.29% to 0.16%, operating expenses as a percentage of equity improved from 2.07% to 1.61%, the efficiency ratio improved from 16.09% to 12.43%, and average assets per employee improved from $92 million to $242 million.

Net Income Before Preferred Dividends

Total net income to common and preferred shareholders increased by 123%, from $3.39 million in the third quarter of 1996 to $7.55 million in the third quarter of 1997. The percentage of net interest income brought down to the net income line increased from 74% to 78%. Return on assets dropped from 1.17% to 0.88% while at the same time return on total equity (common plus preferred) decreased from 9.18% to 8.73%. The positive effect of strong asset growth and improved operational efficiencies, partially offset the interest spread narrowing caused by the reasons discussed above.

Total net income to common and preferred shareholders increased by 187%, from $7.84 million in the first nine months of 1996 to $22.48 million in the first nine months of 1997. Return on assets dropped from 1.28% to 1.03% due interest spread narrowing and the increased use of debt funding while at the same time return on total equity (common plus preferred) increased from 9.23% to 10.25%.

Preferred Dividends

The Company's Cumulative Convertible Class B Preferred Stock ("preferred stock") was issued in the third quarter of 1996. Total third quarter 1997 preferred dividends were $687,000 as compared to third quarter 1996 preferred dividends of $388,000. The preferred dividend was $0.755 per share for the third quarter of 1997 and $0.386 per share for the third quarter of 1996 due to the preferred stock being outstanding only 46 days in the 1996 quarter. The preferred dividend equals the greater of the common stock dividend or $0.755 per share. Each share of preferred stock is convertible at the option of the holder at any time into one share of common stock. There were 1,006,250 preferred shares outstanding at the end of the third quarter of 1996 and 909,518 shares outstanding at the end of the third quarter of 1997 as preferred shareholders converted 96,732 shares into common stock. After September 1999, the Company has the right to force the conversion of each share of preferred stock into one share of common stock, providing the price of the common stock exceeds $31.

Total preferred dividends in the first nine months of 1997 were $2.13 million, or $2.265 per share. Total preferred dividends in the first nine months of 1996 were $0.39 million, or $0.386 per share.

Net Income to Common Shareholders

Net income available for common shareholders increased by 129% over the last year, from $3.0 million in the third quarter of 1996 to $6.9 million in the third quarter of 1997. Over the same period, average common equity increased by 141% to $319.0 million. Return on common equity decreased from 9.06% to 8.60%.

Net income available for common shareholders increased from $7.5 million in the first nine months of 1996 to $20.3 million in the first nine months of 1997, an increase of 173%. Over the same period, average common equity increased by 144% to $264.0 million. Return on common equity increased from 9.18% to 10.28%.

Earnings Per Share

The average number of common shares outstanding on a primary basis (including potential dilution from warrants and options) increased by 54%, from 9.52 million in the third quarter of 1996 to 14.62 million in the third quarter of 1997. Since net income to common shareholders increased by 129% over this period, earnings per share rose by 47%, from $0.32 to $0.47.

The primary factor driving the 47% increase in earnings per share over this period was a 47% increase in average book value (equity) per common share. Book value per share increased as the Company issued new common stock at prices in excess of book value. The Company issued common stock in accretive offerings in November 1996, January 1997, April 1997 and July 1997. These offerings increased book value per common share by 13%, 8%, 11% and 12%, respectively.

The average number of common shares outstanding on a primary basis (including potential dilution from warrants and options) increased by 63%, from 8.25 million in the first nine months of 1996 to 13.42 million in the first nine months of 1997. Since total net income increased by 173%, earnings per share rose by 69%, from $0.90 to $1.52. This 69% increase in earnings per share was made possible by a 12% increase in return on common equity, a 38% increase in average book value (equity) per common share and a reduction in the dilutive impact of warrants as there were less warrants outstanding in the first nine months of 1997 than in the first nine months of 1996.

Taxable REIT Income

As a REIT, the Company is required to distribute as dividends over time at least 95% of its income as calculated for tax purposes ("taxable REIT income"). It is the Company's intention to distribute as dividends 100% of taxable income over time. During any given quarter or year, however, dividends declared may exceed or be less than taxable REIT income.

Taxable REIT income (before preferred dividend) was $4.05 million in the third quarter of 1996; this exceeded GAAP income of $3.39 million in that period due to differences in credit expenses of $0.52 million (actual credit losses are deducted from taxable income rather than credit provisions), premium and discount amortization of $0.06 million and operating expenses of $0.08 million.

Taxable REIT income (before preferred dividend) was $8.15 million in the third quarter of 1997; this exceeded GAAP income of $7.55 million in that period due to differences in credit expenses of $0.88 million, premium and discount amortization of negative $0.10 million and operating expenses of negative $0.18 million.

On a taxable REIT income basis, return on total equity was 10.97% for the third quarter of 1996 and 9.43% for the third quarter of 1997. Return on common equity was 11.06% and 9.36% for the same periods, respectively.

Taxable REIT income (before preferred dividend) was $9.74 million in the first nine months of 1996 and $24.38 million in the first nine months of 1997. On a taxable REIT income basis, return on total equity was 11.46% for the first nine months of 1996 and 11.11% for the first nine months of 1997. Taxable income return on common equity was 11.52% and 11.24% for the same periods, respectively.

Common Share Dividends

Dividends are based on taxable income. Dividends per common share have exceeded primary earnings per common share because taxable income has exceeded net income in each quarter.

In the third quarter of 1997, the Company declared a common dividend of $0.60 per share, resulting in the distribution of $8.75 million to 14.58 million common shares outstanding at the end of the period. Together with the preferred dividend of $0.69 million, the Company distributed 115.7% of the taxable income it earned in that quarter. Through September 30, 1997, the Company had cumulatively declared dividends equaling 102.7% of cumulative taxable REIT income earned through that date.

In the third quarter of 1996, the Company declared a common dividend of $0.40 per share, resulting in the distribution of $3.63 million to 9.07 million common shares outstanding at the end of the period. Together with the preferred dividend of $0.39 million, the Company distributed 99.2% of the taxable income it earned in that quarter. Through September 30, 1996, the Company had cumulatively declared dividends equaling 98.3% of cumulative taxable REIT income earned through that date.

In the first nine months of 1997, the Company declared common dividends totaling $1.80 per share. The total common dividend paid was $23.84 million. Together with the preferred dividend of $2.13 million, the Company distributed 106.5% of the taxable income it earned in that nine months.

For the first nine months of 1996, the Company declared common dividends totaling $1.26 per share, resulting in the distribution of $9.58 million. Together with the preferred dividend of $0.39 million, the Company distributed 102.3% of the taxable income it earned in that nine months.

FINANCIAL CONDITION

Mortgage Loans

From December 31, 1996 to September 30, 1997, the Company's mortgage loan portfolio grew in size by 162% and increased as a percentage of the Company's mortgage assets from 25% to 40%. In general over this period, the concentration of properties located in California dropped, the average seasoning declined, average loan size increased and effective loan-to-value ratios decreased. The percentage of the loan portfolio on non-performing status remained steady at low levels.

At September 30, 1997, the Company owned 4,651 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $1.35 billion and an amortized cost of $1.38 billion. The Company estimates that the bid-side market value of the Company's mortgage loan portfolio at September 30, 1997 was approximately $1.38 billion.

As verified by its re-underwriting process, the Company believes that all mortgage loans owned as of September 30, 1997 were generally originated to "A" quality, or "Prime" quality, underwriting standards. The average loan size was $290,000. Loans with current balances less than $214,600 (the current Fannie Mae/Freddie Mac limit for most loans) made up 19% of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 33%. Loans on owner-occupied houses made up 91% of the loan portfolio; second homes represented 7% and investment properties 2%.

At September 30, 1997, 11.3% of loans had original loan-to-value ratios ("OLTV") in excess of 80%. Of these, 86.6% had primary mortgage insurance ("PMI") serving to bring the effective OLTV of those loans to 63%. Of the loans with OLTVs in excess of 80%, 13.4% had no PMI; the average OLTV of these loans was 83%. The Company also owns loans which may have OLTVs in excess of 80% with respect to the collateral provided by the underlying real estate property but which is also protected by additional non real estate collateral in the form of a separate pledge account. These additional collateral loans make up 24.2% of the loan portfolios as of September 30, 1997; the effective OLTV of these loans is 65%. In total, after taking into account the available PMI and pledged accounts, the average effective OLTV on the Company's mortgage loan portfolio was 66% as of September 30, 1997. As of September 30, 1997, the average seasoning of the loan portfolio was 19 months.

At September 30, 1997, 32% of the mortgage loans owned by the Company were on properties located in California (13% in Northern California and 19% in Southern California). Loans in Florida were 9% of the total; other states with a greater than 3% representation in the loan portfolio included New York, Arizona, Maryland, New Jersey, Connecticut, Texas, Illinois, Georgia and Colorado.

At September 30, 1997, 13 mortgage loans were non-performing assets (NPAs), as they were over 90 days delinquent, in bankruptcy, in foreclosure, or had become REO (Real Estate Owned). The loan balance of these NPAs totaled $2.79 million, or 0.2% of the mortgage loan portfolio. Included in this NPA balance was REO of $0.22 million resulting from the default of 2 loans.

The mortgage loan credit reserve as of September 30, 1997 was $1.36 million. If all of the NPAs as of September 30, 1997 were to default rather than cure, and the loss severity experienced on these loans was 10%, 20%, 30%, or 40%, the Company estimates its realized credit losses from these assets would be $283,000, $567,000, $850,000 or $1,133,000, respectively. At September 30, 1997, management believed these defaults, to the extent they occur, would most likely occur over a period of six to twelve months, during which time the Company planned to take additional credit provisions to add to its mortgage loan credit reserve. Cumulatively through September 30, 1997, the Company has achieved resolution or liquidation on four defaulted mortgage loans: the average loss severity on those loans was 6%. The analysis in this paragraph reviews the risk of loss from NPAs as of September 30, 1997 only; it does not purport to analyze or measure credit losses from additional NPAs that may arise after September 30, 1997.

At December 31, 1996, the Company owned 2,172 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $0.52 billion and an amortized cost of $0.53 billion. The Company estimates that the bid-side market value of these mortgage loans at December 31, 1996 was approximately $0.53 billion.

The average loan size at December 31, 1996 was $237,000. Loans with current balances less than $214,600 (the current FNMA/FHLMC limit for most loans) made up 23% of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 8%. Loans on owner-occupied houses made up 94% of the loan portfolio; third homes represented 4% and investment properties 2%.

At December 31, 1996, 25% of the loans had a loan-to-value ratio (LTV) at origination in excess of 80%. Over 97% of these loans had primary mortgage insurance (PMI). The average original LTV for the Company's mortgage loan portfolio was 77% as of December 31, 1996; after giving effect to PMI, the average effective original LTV was 73%. As of December 31, 1996, the average seasoning of the loan portfolio was 37 months.

At December 31, 1996, 44% of the mortgage loans owned by the Company were on properties located in California (18% in Northern California and 26% in Southern California). Loans in Maryland were 8% of the total; other states with a greater than 3% representation in the portfolio included Florida, Illinois, New York, and Connecticut.

At December 31, 1996, 7 loans were non-performing assets. The loan balance of these NPAs totaled $1.25 million, or 0.2% of the mortgage loan portfolio. Included in this total was one REO of $0.2 million.

The mortgage loan credit reserve as of December 31, 1996 was $428,000. If all the NPAs as of December 31, 1996 were to default rather than cure, and the loss severity experienced on these loans was 10%, 20%, 30%, or 40%, the Company estimated its realized credit losses from these assets would have been $127,000, $253,000, $380,000 or $506,000, respectively.

Mortgage Securities

From December 31, 1996 to September 30, 1997, the Company's portfolio of mortgage securities increased by 27%. Mortgage securities declined as a percentage of total mortgage assets from 76% to 60%. All of the Company's mortgage securities represent interests in pools of adjustable rate, first lien mortgages on single-family residential properties.

At September 30, 1997, the principal value of the Company's mortgage securities was $2.01 billion and the amortized cost was $2.05 billion. The Company estimates that the bid-side market value of the Company's mortgage securities portfolio at September 30, 1997 was approximately $2.06 billion.

At September 30, 1997, 97.4% of the Company's mortgage securities had a credit rating equivalent of AAA or AA, 1.2% had a credit rating equivalent of A or BBB and 1.4% had a credit rating equivalent less than BBB. Securities guaranteed by Fannie Mae or Freddie Mac made up 53.0% of total mortgage securities. Non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated AAA or AA made up 44.4% of the mortgage securities portfolio. Based on information available as of September 30, 1997, the Company had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from its mortgage securities rated BBB or better.

The Company has taken and expects to continue to take credit losses on its mortgage securities rated below BBB. Although the loans in the mortgage pools underlying these securities were, for the most part, originated to "A" quality standards, these securities have received lower quality credit ratings as they are subordinated to other securities issued from the same pools and therefore are subject to leveraged credit risk with respect to the underlying mortgages. At September 30, 1997, these below-BBB rated securities had a principal value of $39.9 million, an amortized cost before credit reserve of $29.2 million and a market value of $29.8 million. The Company's credit reserve for these assets at September 30, 1997 was $3.1 million.

The Company estimates that if all the loans underlying the mortgage pools for these below BBB mortgage securities which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO as of September 30, 1997 were to default and have a loss severity of 10%, 20%, 30%, or 40%, realized credit losses for the Company would be $0.72 million, $2.29 million, $3.79 million or $6.44 million, respectively. Cumulatively from the acquisition dates of these assets in 1994 and 1995 through September 30, 1997, 182 defaulted mortgage loans in these pools had been liquidated; the average loss severity on these loans was 23%. At September 30, 1997, management believed prospective defaults based on serious delinquencies, to the extent they occur, would most likely occur over a period of six to twelve months, during which time the Company planned to take additional credit provisions to add to its mortgage securities credit reserve. The analysis in this paragraph reviews the risk of loss from seriously delinquent loans underlying the Company's securities as of September 30, 1997 only; it does not purport to analyze or measure credit losses from additional serious delinquencies that may arise after September 30, 1997.

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

At December 31, 1996, below-BBB rated securities had a principal value of $40.8 million, an amortized cost before credit reserve of $28.9 million and a market value of $25.6 million. The Company's credit reserve for these assets at December 31, 1996 was $1.75 million. The Company estimates that if all the loans in the underlying mortgage pools which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO as of December 31, 1996 were to default and have a loss severity of 10%, 20%, 30%, or 40%, realized credit losses for the Company would be $0.06 million, $0.61 million, $2.04 million, or $3.65 million, respectively.

Total Mortgage Asset Portfolio Characteristics

At September 30, 1997, the average credit rating equivalent of all of the Company's mortgage assets (loans plus securities) was AA+, with mortgage loans (the bulk of the value which would be rated AAA if securitized and rated) representing 40.2% of the total mortgage asset portfolio, AAA and AA securities representing 58.2%, A and BBB rated securities representing 0.7% and below-BBB rated securities representing 0.9%.

At September 30, 1997, all mortgage assets consisted of adjustable-rate mortgages. The average coupon rate accruing on these assets was 7.75%. The average level of the short-term interest rate indices which determine coupon adjustments was 5.65%. Since the average net margin was 2.19%, the highest potential average mortgage coupon rate (the fully-indexed rate) at that time was 7.84%. The actual coupon rate was lower than the fully-indexed rate by 0.09% due to the timing lag from when interest rate indices move and when the interest rate on the related mortgage assets reset.

At September 30, 1997, 38.9% of the Company's mortgage assets had coupon rate adjustments every six months based on the six month LIBOR or CD index and 12.4% had monthly adjustments based on the one month LIBOR index. Mortgage assets with annual coupon adjustments based on the six month or one year U.S. Treasury index were 45.7% of the portfolio and one year Treasury mortgages with an initial coupon rate set longer than one year represented 1.7%. Mortgage assets with other indices made up 1.3% of the total. At September 30, 1997, the average term to next coupon adjustment for all mortgage assets was 4 months. For most mortgage assets, coupon rate adjustments are based on the index level 30 to 75 days prior to the start of a new coupon accrual period.

Potential coupon rate changes can be limited by periodic and life caps. At September 30, 1997, the Company's average mortgage asset life time maximum cap rate was 12.01%. At September 30, 1997, periodic caps limited coupon changes to 2% annually for 74.4% of the mortgage assets and there were no periodic caps on 25.6% of the mortgage assets.

At December 31, 1996, the average mortgage asset credit rating equivalent was AA+, with mortgage loans representing 24.5% of the total mortgage asset portfolio, AAA and AA securities representing 73.0%, A and BBB rated securities representing 1.2% and below-BBB rated securities representing 1.3%.

At December 31, 1996, all mortgage assets consisted of adjustable-rate mortgages. The average coupon rate accruing on these assets was 7.75%. The average level of the short-term interest rate indices which determine coupon adjustments was 5.58%. Since the average net margin was 2.24%, the highest potential average mortgage coupon rate (the fully-indexed rate) at that time was 7.82%. The actual coupon rate was lower than the fully-indexed rate by 0.07%.

At December 31, 1996, 38.7% of the Company's mortgage assets had coupon rate adjustments every six months based on the six month LIBOR or CD index and 1.4% had monthly adjustments based on the one month LIBOR index. Six month or one year U.S. Treasury index mortgage assets made up 57.7% of the total. Mortgage assets with other indices made up 2.2% of the total. At December 31, 1996, the average term to next coupon adjustment for all mortgage assets was 5 months.

At December 31, 1996, the Company's average mortgage asset life time maximum cap rate was 11.73%. At December 31, 1996, periodic caps limited coupon changes to 2% annually for 95.3% of the mortgage assets and there were no periodic caps on 4.7% of the mortgage assets.

Interest Rate Agreements

At September 30, 1997, the Company owned $5.6 billion notional face of interest rate agreements, principally caps and swaps. These interest rate agreements had various start dates, maturity dates, and interest rate protection features; they are described in detail in "Note 6. Interest Rate Agreements" in the Notes to Consolidated Financial Statements.

These agreements are designed to reduce the Company's interest rate and market value fluctuation risk. They had a historical amortized cost basis of $11.71 million and an estimated bid-side market value of $2.17 million as of September 30, 1997. Market values were lower than amortized cost due to a drop in interest rate volatility assumptions in the marketplace for interest rate agreements, a drop in interest rates, the effect of taking bid-ask spread mark-downs on new agreements and due to the mis-matched timing of GAAP amortization methods for premiums paid for interest rate caps and the rate of actual economic decay in their market values. Market value fluctuations for interest rate agreements hedging mortgage securities are reflected in the Company's interest rate agreement market valuation account of negative $8.78 million at September 30, 1997. Interest rate agreements hedging mortgage loans are carried on the balance sheet at historical amortized cost, as a result changes in market values of these interest rate agreements are not shown in the valuation account.

At December 31, 1996, the Company owned $2.6 billion notional face of interest rate agreements with a historical amortized cost basis of $6.2 million and an estimated bid-side market value of $2.6 million. The Company's interest rate agreement market valuation account was negative $3.6 million at that time.

There is a risk that the counter-parties to the Company's interest rate agreements will not be able to perform to the terms of these contracts. If this were to happen, the Company's total accounting credit loss exposure would be limited to its historical amortized cost basis in these assets, although the true economic opportunity cost to the Company could be higher. Through September 30, 1997, each of the counter-parties to the Company's interest rate agreements had a credit rating of at least A.

Net Non-Earning Assets

Increases in net working capital (receivables less payables) and fixed assets reduce earnings as the Company must fund these non-earning assets with additional borrowings.

At September 30, 1997, net working capital was negative, as accrued interest payable, dividend payable, and accrued expenses exceeded interest receivable from mortgage assets, fixed assets and prepaid expenses. This negative working capital provided funds at that time to reduce borrowings or increase cash investments by $5.07 million. However, the Company had an average investment in net positive working capital during the third quarter of 1997 of $61.0 million. Total non-earning assets averaged $85.7 million during the third quarter of 1997, representing 2.5% of total average assets and 24.8% of average equity.

At December 31, 1996, net working capital was negative by $3.0 million, providing a source of funds at that time. Total non-earning assets during the fourth quarter of 1996 averaged $41.4 million, representing 2.7% of total average assets and 22.4% of average equity during that quarter.

Borrowings, Cash Balances and Liquidity

At September 30, 1997, the Company's borrowings consisted primarily of short-term collateralized borrowing arrangements such as reverse repurchase agreements, notes payable, and revolving lines of credit ("short-term debt"). On July 25, 1997, the Company also issued $534 million billion of amortizing long-term floating rate debt in the form of collateralized mortgage bonds ("long-term debt") through its Sequoia program. The funds raised in this long-term debt offering were used to reduce short-term debt.

Short-term borrowings totaled $2.640 billion with an average interest expense rate of 5.95% at September 30, 1997 and $1.95 billion with an average interest expense rate of 5.83% at December 31, 1996. Long-term borrowings totaled $0.497 billion at September 30, 1997 with an average interest expense rate of 6.27% in the third quarter of 1997. The Company had no long term debt at December 31, 1996.

As the Company reduces risks on its balance sheet, it is able to use a greater amount of leverage under its Risk-Adjusted Capital Policy. However, the Company's debt-to-equity ratio declined from 9.1x at December 31, 1996 to 8.9x at September 30, 1997 because the Company had a significant amount of excess capital at of September 30, 1997. See "Stockholders' Equity, Capital Efficiency and Capital Adequacy" below for a discussion on the reasons for this excess capital which resulted in the decline in the Company's debt-to-equity ratio. The average debt-to-equity ratio increased from and 7.3x during the fourth quarter of 1996 to 8.8x during the third quarter of 1997.

At September 30, 1997, a portion of the mortgage assets served as collateral for the Company's long term debt. The remaining mortgage assets, which had a market value of $2.95 billion, were available to collateralize the Company's short-term debt. The Company estimates it had additional borrowing capacity at that time of $206 million. In addition, the Company had $58 million of cash. On average during the third quarter of 1997, the Company estimates it had additional borrowing capacity of $184 million and average cash balances of $36 million. The monthly principal and interest payments received on the mortgages which serve as collateral to the long-term debt are held in trust until the bond payment date and are included in the Company's cash balances. The Company's unrestricted cash balances at September 30, 1997 were $28.8 million.

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

The Company's liquidity status, borrowing capacity, and ability to roll over its short-term borrowings as they mature depend on the market value, liquidity and credit quality of its assets, the soundness and capitalization of the Company's balance sheet, the state of the collateralized lending market and other factors. If the Company's liquidity or borrowing capacity were to become seriously diminished, the Company would most likely seek to sell its mortgage assets (the sale of which, in such circumstances, might be difficult and most likely would be at a loss). In order to avoid such an occurrence, the Company seeks to maintain what it believes to be a prudent level of capital, i.e., the Company restricts its asset growth according to its Risk-Adjusted Capital Policy and thereby seeks to maintain adequate unused borrowing capacity.

At September 30, 1997 and December 31, 1996, the average term to maturity of the Company's short-term borrowings was 67 days and 98 days and the average term to next rate adjustment was 40 days and 52 days, respectively; the term to next rate adjustment was shorter than the term to maturity as some of the Company's borrowings had a cost of funds that adjusted to market levels on a monthly or daily basis during the term of the borrowing. At each of these dates, the cost of these short-term borrowings could adjust to changes in short-term interest rates, on average, several months faster than coupon rates on the Company's mortgages could adjust to those same changes. Through its interest rate agreement hedging program, the Company seeks to mitigate the short-term impact that a large increase in interest rates could have on its cost of funds and spread earnings.

At September 30, 1997, the stated maturity on the Company's long-term debt was thirty two years. The debt is callable before its stated maturity date. The interest rate on the long-term debt resets monthly; 37% was tied to the Fed Funds rate plus a spread and 63% was tied to one month LIBOR plus a spread at September 30, 1997. The debt is AAA rated, adjustable rate, amortizes at the same rate as the collateral and has a 10% lifetime interest cap.

Stockholders' Equity, Capital Efficiency and Capital Adequacy

From December 31, 1996 to September 30, 1997, the Company's equity base (exclusive of the market valuation account) grew from $214.5 million to $354.5 million. This equity growth was the result of the Company issuing $154.5 million in common stock through stock offerings, through the exercise of warrants and through the Company's Dividend Reinvestment and Stock Purchase Plan and reduced by $11.0 million used in the Company's Stock Repurchase Program. Because taxable earnings have exceeded GAAP net income, cumulative dividends have exceeded GAAP earnings; dividends exceeded GAAP earnings by $3.5 million in the first nine months of 1997, thus reducing stockholders' equity by that amount.

Book value, or equity, per share (including common and preferred, excluding the market valuation account) increased by 28% from $17.87 on December 31, 1996 to $22.89 on September 30, 1997. The primary driver of this book value growth was accretive stock offerings at prices in excess of book value.

For balance sheet purposes, the Company carries its mortgage securities and associated interest rate agreements at their estimated bid-side market value (historical amortized cost less market valuation account). The total market valuation account for the Company was positive $1.8 million on September 30, 1997 and negative $3.5 million on December 31, 1996. As a result of this accounting treatment, the Company's reported equity base and book value per share may fluctuate due to market conditions and other factors. Mortgage loans, associated interest rate agreements and all other assets and liabilities were carried on the Company's balance sheet at September 30, 1997 at historical amortized cost.

The Company estimated that the bid-side market value (or realizable value) of all its assets less the cost of paying off all of its obligations was approximately $211.2 million as of December 31, 1996 and $356.8 million as of September 30, 1997. As compared to the shareholders' equity of the Company (excluding the market valuation account), the net total "mark-to-market" value for the Company was $3.2 million lower and $2.3 million higher, respectively, on those dates. Between December 31, 1996 and September 30, 1997, the liquidation value of the Company's mortgage assets increased while the liquidation value of its interest rate agreements dropped: The Company expects that the net total "mark-to-market" value of the Company may fluctuate significantly over time.

Through its Risk-Adjusted Capital Policy, the Company assigns a guideline capital adequacy amount (expressed in the form of a guideline equity-to-assets ratio) to each of its mortgage assets. This ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, the manner in which the asset is funded, and the over-collateralization requirements for that asset set by the Company's collateralized lenders. The sum of the capital adequacy amounts for all of the Company's mortgage assets is the Company's aggregate guideline capital adequacy amount.

Since management believes that the bulk of the capital currently necessary to manage the Company prudently is needed due to the liquidity and market value fluctuation risks that arise from the utilization of short-term debt, the guideline capital amount should decline as the Company eliminates these risks through its transition towards greater utilization of long-term debt.

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

As expressed as an equity-to-assets ratio, the Company's average guideline capital amount was 10.2% of assets in the fourth quarter of 1996 and 9.0% in the third quarter of 1997. Since 1995, the Company has adjusted its asset mix in a manner that it believes presents the Company with lower levels of anticipated risk. The capital guideline has dropped accordingly.

The actual average equity-to-asset ratio for the Company was 11.9% in the fourth quarter of 1996, 10.3% in the first quarter of 1997, 9.9% in the second quarter of 1997 and 10.1% in the third quarter of 1997. Since actual equity-to-asset ratios in all these quarters were higher than the capital guideline ratios, the Company could have owned more mortgage assets during those quarters and still met its capital guidelines. Balance sheet capacity utilization (equity capital employed in the base business divided by total equity capital) actual assets divided by potential assets) is a key measure of capital efficiency for the Company; it was 86% in the fourth quarter of 1996, 98% in the first quarter of 1997, 96% in the second quarter of 1997 and 89% in the third quarter of 1997.

Due to the issuance of long-term debt in the third and forth quarters and the current slow pace of assets acquisition, the balance sheet capacity utilization rate for the fourth quarter of 1997 will most likely be lower than it has been in the recent past.

In defined circumstances prior to a planned equity offering, management is authorized by the Board of Directors to acquire mortgage assets in a limited amount beyond the usual constraints of the Company's Risk-Adjusted Capital Policy.

From June 12, 1997 through the common stock equity offering of July 25, 1997, the Company was at its approximate maximum asset size as determined by its Risk-Adjusted Capital Policy, even after taking into account the expanded guidelines prior to any equity offering. Accordingly, the Company ceased making firm commitments to new asset acquisitions during that period. Approximately $29.4 million of the proceeds from the July offering was necessary to bring the Company into compliance with its normal capital guidelines. As a result of this constraint on acquisitions during the early part of the quarter, the level of total asset acquisitions for the third quarter of 1997 may have been less than otherwise would have been the case.

Beginning in the second half of the third quarter of 1997, strong demand in an environment of reduced supply led to increasing prices for mortgage loans and securities. These rising prices together with the potential for increased mortgage prepayment rates led the Company to reduce the rate at which it sought to acquire new mortgage assets. Although this decision resulted in the Company's balance sheet having excess capital in the later part of the third quarter of 1997, management believes long-term shareholder value will be enhanced by not committing capital to the acquisition of mortgage assets at September price levels. In order to reduce the amount of excess capital and increase long-term shareholder value, a stock repurchase program was announced on September 11, 1997. The Company repurchased 373,000 shares at the end of September using $11 million of excess capital at an average price of $29.50 per share. The Company remains committed to buying back shares when management believes such purchases are in the best interests of long-term shareholders.

Through its Sequoia subsidiary the Company issued $534 million of long-term debt in July of 1997 and issued another $755 million of long-term debt in November of 1997. Both issuances are rated AAA, adjustable rate, amortize at the same rate as the collateral and have 10% lifetime interest rate caps. With this November transaction, approximately 40% of the Company's debt is long-term debt. Liquidity and market value fluctuation risk for that 40% portion of the Company's balance sheet has been substantially eliminated. Recognizing this risk reduction, the Company significantly lowered its Risk-Adjusted Capital guideline amounts for the mortgage loans collateralizing long-term debt. The Company's overall weighted average Risk-Adjusted Capital guideline equity-to-assets ratio declined as a result in July 1997 and again in November 1997.

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

The Company seeks to limit credit risk by maintaining what it believes to be high quality mortgage loan underwriting standards. The Company is a nationwide "A" (or "prime") quality lending company: it acquires and owns first mortgages on single-family residential properties which have been underwritten to the highest levels of underwriting standards generally in use for these types of loans. Credit losses from such mortgages tend to be cyclical. Historically, however, the magnitude of credit loss incurred from high quality single-family mortgages during historical credit cycles has been contained relative to credit losses arising from other forms of commercial, consumer and mortgage lending.

The Company seeks to manage liquidity risk and short-term borrowing roll-over risk (which could be caused by market value fluctuations of assets pledged as collateral or by changes in lending markets) through: (1) maintaining what it believes to be a high quality and liquid portfolio of mortgage assets, (2) maintaining a hedging program utilizing interest rate agreements designed to partially mitigate net changes in the market values of its assets, (3) maintaining what it believes to be a prudent level of capitalization (and therefore a prudent level of unused borrowing capacity), and (4) replacing a portion of its short-term borrowings with long-term borrowings. Liquidity risks and short-term borrowing roll-over risks cannot be completely eliminated unless the Company can replace all of its short-term borrowings with long-term borrowings. At September 30, 1997, the Company remained exposed to such risk, particularly in general market environments of rapidly rising interest rates, market dislocation or illiquidity.

The Company seeks to manage interest rate risk through matching the interest rate characteristics of its mortgages and its borrowings to the degree that management believes is likely to be in the best interests of the shareholders in the long term.

The Company does not seek to be perfectly matched or to entirely eliminate interest rate risk. Through September 30, 1997, the Company has paired adjustable-rate mortgages with variable-rate liabilities. The Company has generally maintained borrowings which adjust to market conditions several months faster than its assets. This short-term mis-match has increased on the Company's balance sheet in 1997 relative to prior periods. For larger interest rate increases, the potential short-term negative earnings impact resulting from this short-term mis-match should be partially mitigated by the Company's interest rate agreements. In addition, since the Company's adjustable-rate earning assets have exceeded its liabilities to a material degree through September 30, 1997, the longer term impact of an increase in short-term interest rates may be positive after a lag period (once the coupon rate on the assets has fully adjusted to the rate increase). Conversely, while the short-term earnings effect of a decline in short-term interest rates may be positive, the longer-run effect after a lag period may be a decline in earnings relative to what they otherwise would have been after the coupon rates on the assets have adjusted downwards.

Through September 30, 1997, the Company generally has assumed some other types of asset/liability mis-matches as well, including some yield curve flattening risk (the risk of six and twelve month interest rates falling relative to one and three month interest rates) and some "TED" spread risk (the risk of U.S. Treasury rates, upon which coupon rate changes for a portion of the Company's assets are based, falling relative to LIBOR rates, upon which changes in the cost of funds of most of the Company's liabilities are generally correlated). In addition, the Company has not fully hedged the periodic caps on the 74.4% of its assets at September 30, 1997 which had such caps, or the life caps which are contained in all its mortgage assets. Certain other types of interest rate risks remain partially unhedged as well. Management believes that the assumption of these risks, to the extent undertaken by the Company, is more likely than not to result in higher earnings for the Company in the long-term but also, from time to time, may cause earnings volatility and opportunity cost from foregone growth potential. Management believes that retained interest rate risks (to the extent they are separate from liquidity and market value fluctuation risk) are unlikely to cause a safety and soundness issue for the Company except in relatively extreme and unexpected scenarios.

If the rate of mortgage principal repayment of the Company's mortgage assets is faster than expected, the rate at which the Company amortizes as an expense its net premium balances will increase and earnings will be reduced relative to what they would have been otherwise. Changes in principal repayment rates may be a source of earnings volatility for the Company. In addition, faster principal repayments may reduce the Company's net asset growth rate; net asset growth is generally an important component of future earnings growth. Prospects for the Company may also be reduced by higher than expected mortgage principal repayments if the potential return characteristics of assets then available for acquisition are less attractive than those of the existing assets held in portfolio. Prepayment rates for adjustable-rate mortgages increased during the third quarter of 1997 and management expects that such prepayment rates may increase in the fourth quarter of 1997. Slowing rates of mortgage principal repayment could exacerbate certain liquidity, market value fluctuation, and interest rate risks in a rising interest rate environment.

While adjustable rate-mortgage principal repayment rates are not highly predictable, in the past management believes the strongest influencing factor has been the absolute level of longer-term interest rates. As long-term rates drop, adjustable-rate mortgage principal repayments have tended to increase, particularly if longer-term rates drop relative to short-term interest rates. In addition, management believes adjustable rate mortgage principal repayments have been increasing on a secular trend basis due to structural and behavioral changes in the mortgage origination market. Through September 30, 1997, the Company has not sought to hedge mortgage principal repayment risk but rather has sought to analyze, based on individual mortgage characteristics, the propensity of each acquired mortgage or mortgage pool to experience accelerated principal repayment rates and to adjust its acquisition price bid accordingly based on the level of perceived downside (and upside) earnings risk.

Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with Generally Accepted Accounting Principles and the Company's dividends are generally determined based the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1
INCOME STATEMENT                                      FOR THREE MONTHS ENDING
                                                ------------------------------------
(ALL DOLLARS IN THOUSANDS)                      SEP. 30,      JUN. 30,      MAR. 31,
                                                  1997          1997          1997
                                                  ----          ----          ----
Mortgage Loans:
       Coupon Income                            $ 21,432      $ 14,474      $ 10,784
       Amortization of Discount Balances               1             8            11
       Amortization of Premium Balances           (1,803)       (1,462)         (940)
       --------------------------------         --------      --------      --------
       Interest Income:  Mortgage Loans           19,630        13,020         9,855

Mortgage Securities:
       Coupon Income                              41,124        39,879        31,440
       Amortization of Discount Balances             375           409           261
       Amortization of Premium Balances           (5,085)       (4,065)       (3,150)
       --------------------------------         --------      --------      --------
       Interest Income: Mortgage Securities       36,414        36,223        28,551

Total Interest Income From Mortgage Assets        56,044        49,243        38,406
Interest Income: Cash Balances                       499           266           162
------------------------------                  --------      --------      --------
Total Interest Income                             56,543        49,509        38,568

Interest Expense                                 (45,888)      (38,958)      (28,900)

Interest Rate Agreement Expense                   (1,066)         (912)         (602)
Interest Rate Agreement Income                        28            73             7
------------------------------                  --------      --------      --------
Net Interest Rate Agreement Expense               (1,038)         (839)         (595)

Net Interest Income                                9,617         9,712         9,073

Gain (Loss) on Sale                                   20             0             0
Other Income                                           0             0             0
------------                                    --------      --------      --------
Total Income                                       9,637         9,712         9,073

Provision for Potential Credit Losses
       Mortgage Loans                               (473)         (299)         (215)
       Mortgage Securities                          (470)         (477)         (480)
       -------------------                      --------      --------      --------
       Total Credit Provision                       (943)         (776)         (695)

Compensation and Benefits Expense                   (441)         (516)         (529)
Dividend Equivalent Rights Expense                  (361)         (358)         (203)
Other Operating Expenses                            (346)         (341)         (435)
------------------------                        --------      --------      --------
Total Operating Expenses                          (1,148)       (1,215)       (1,167)

Corporate Income Tax Expense                           0             0             0

Net Income Before Preferred Dividends           $  7,546      $  7,721      $  7,211

Preferred Dividends                                 (687)         (687)         (755)
-------------------                             --------      --------      --------

Net Income to Common Shareholders               $  6,859      $  7,034      $  6,456
=================================               ========      ========      ========

Calculation of Taxable REIT Income
----------------------------------
GAAP Net Income Before Preferred Dividends      $  7,546      $  7,721      $  7,211
Mortgage Amortization Differences                    (95)         (103)          (87)
Credit Provisions less Actual Losses                 875           747           653
Operating Expense Differences                       (175)          (50)          135
-----------------------------                   --------      --------      --------
Taxable Income Before Preferred Dividend        $  8,151      $  8,315      $  7,912
========================================        ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1 (CONTINUED)
INCOME STATEMENT                                             FOR THREE MONTHS ENDING
                                                --------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                      DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                  1996          1996          1996          1996
                                                  ----          ----          ----          ----
Mortgage Loans:
       Coupon Income                            $  2,582      $  1,656      $    749      $    479
       Amortization of Discount Balances              11             7            11             2
       Amortization of Premium Balances             (189)          (62)          (43)          (19)
       --------------------------------         --------      --------      --------      --------
       Interest Income:  Mortgage Loans            2,404         1,601           717           462

Mortgage Securities:
       Coupon Income                              25,292        18,901        12,973         8,965
       Amortization of Discount Balances             206           264           234           175
       Amortization of Premium Balances           (2,236)       (1,645)       (1,225)         (688)
       --------------------------------         --------      --------      --------      --------
       Interest Income: Mortgage Securities       23,262        17,520        11,982         8,452

Total Interest Income From Mortgage Assets        25,666        19,121        12,699         8,914
Interest Income: Cash Balances                       215           250           202           217
------------------------------                  --------      --------      --------      --------
Total Interest Income                             25,881        19,371        12,901         9,131

Interest Expense                                 (19,467)      (14,447)       (9,075)       (6,202)

Interest Rate Agreement Expense                     (403)         (350)         (255)         (151)
Interest Rate Agreement Income                         1             0             0             0
------------------------------                  --------      --------      --------      --------
Net Interest Rate Agreement Expense                 (402)         (350)         (255)         (151)

Net Interest Income                                6,012         4,574         3,571         2,778

Gain (Loss) on Sale                                    0             0             0             0
Other Income                                           0             0             0             0
------------                                    --------      --------      --------      --------
Total Income                                       6,012         4,574         3,571         2,778

Provision for Potential Credit Losses
       Mortgage Loans                                (35)         (178)         (140)            5
       Mortgage Securities                          (337)         (338)         (337)         (336)
       -------------------                      --------      --------      --------      --------
       Total Credit Provision                       (372)         (516)         (477)         (331)

Compensation and Benefits Expense                   (343)         (309)         (305)         (234)
Dividend Equivalent Rights Expense                  (137)          (81)          (79)          (85)
Other Operating Expenses                            (316)         (281)         (210)         (174)
------------------------                        --------      --------      --------      --------
Total Operating Expenses                            (796)         (671)         (594)         (493)

Corporate Income Tax Expense                           0             0             0             0

Net Income Before Preferred Dividends           $  4,844      $  3,387      $  2,500      $  1,954

Preferred Dividends                                 (760)         (388)            0             0
-------------------                             --------      --------      --------      --------

Net Income to Common Shareholders               $  4,084      $  2,999      $  2,500      $  1,954
=================================               ========      ========      ========      ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends      $  4,844      $  3,387      $  2,500      $  1,954
Mortgage Amortization Differences                    131            61            82           175
Credit Provisions less Actual Losses                 365           516           477           331
Operating Expense Differences                         89            84            83            89
-----------------------------                   --------      --------      --------      --------
Taxable Income Before Preferred Dividend        $  5,429      $  4,048      $  3,142      $  2,549
========================================        ========      ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1 (CONTINUED)
INCOME STATEMENT                                          FOR YEAR ENDING
                                                ------------------------------------
(ALL DOLLARS IN THOUSANDS)                      DEC. 31,      DEC. 31,      DEC. 31,
                                                  1996          1995          1994
                                                --------      --------      --------
Mortgage Loans:
       Coupon Income                            $  5,466      $    379      $      0
       Amortization of Discount Balances              31             4             0
       Amortization of Premium Balances             (313)           (4)            0
       --------------------------------         --------      --------      --------
       Interest Income:  Mortgage Loans            5,184           379             0

Mortgage Securities:
       Coupon Income                              66,131        14,759         1,102
       Amortization of Discount Balances             879           915           101
       Amortization of Premium Balances           (5,794)         (559)          (19)
       --------------------------------         --------      --------      --------
       Interest Income: Mortgage Securities       61,216        15,115         1,184

Total Interest Income From Mortgage Assets        66,400        15,494         1,184
Interest Income: Cash Balances                       884           232           112
------------------------------                  --------      --------      --------
Total Interest Income                             67,284        15,726         1,296

Interest Expense                                 (49,191)      (10,608)         (760)

Interest Rate Agreement Expense                   (1,159)         (339)           (8)
Interest Rate Agreement Income                         1             0             0
------------------------------                  --------      --------      --------
Net Interest Rate Agreement Expense               (1,158)         (339)           (8)

Net Interest Income                               16,935         4,779           528

Gain (Loss) on Sale                                    0             0             0
Other Income                                           0             0             0
------------                                    --------      --------      --------
Total Income                                      16,935         4,779           528

Provision for Potential Credit Losses
       Mortgage Loans                               (348)          (79)            0
       Mortgage Securities                        (1,348)         (414)            0
       -------------------                      --------      --------      --------
       Total Credit Provision                     (1,696)         (493)            0

Compensation and Benefits Expense                 (1,191)         (463)          (63)
Dividend Equivalent Rights Expense                  (382)          (54)            0
Other Operating Expenses                            (981)         (614)          (83)
------------------------                        --------      --------      --------
Total Operating Expenses                          (2,554)       (1,131)         (146)

Corporate Income Tax Expense                           0             0             0

Net Income Before Preferred Dividends           $ 12,685      $  3,155      $    382

Preferred Dividends                               (1,148)            0             0
-------------------                             --------      --------      --------

Net Income to Common Shareholders               $ 11,537      $  3,155      $    382
=================================               ========      ========      ========

Calculation of Taxable REIT Income
----------------------------------
GAAP Net Income Before Preferred Dividends      $ 12,685      $  3,155      $    382
Mortgage Amortization Differences                    449           175           (28)
Credit Provisions less Actual Losses               1,689           490             0
Operating Expense Differences                        345            12             0
-----------------------------                   --------      --------      --------
Taxable Income Before Preferred Dividend        $ 15,168      $  3,832      $    354
========================================        ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2                                                               AT
                                                ---------------------------------------------
BALANCE SHEETS                                   SEP. 30,          JUN. 30,        MAR. 31,
(ALL DOLLARS IN THOUSANDS)                         1997             1997             1997
                                                -----------      -----------      -----------
Cash and Cash Equivalents                       $    57,696      $    29,425      $    12,985

Mortgage Loans:
       Principal Value                            1,348,619        1,111,029          716,009
       Unamortized Premium                           30,852           25,442           15,951
       Unamortized Discount                               0             (123)            (131)
       Real Estate Owned                                220              346              128
       Reserve For Credit Losses                     (1,363)            (929)            (630)
       Market Valuation Account                           0                0           (1,291)
       ------------------------                 -----------      -----------      -----------
       Total Mortgage Loans                       1,378,328        1,135,765          730,035

Mortgage Securities:
       Principal Value                            2,010,374        2,179,186        1,839,720
       Unamortized Premium                           56,082           62,219           49,156
       Unamortized Discount                         (14,387)         (14,968)         (15,510)
       Reserve For Credit Losses                     (3,093)          (2,651)          (2,203)
       Market Valuation Account                      10,619            3,603            3,516
                                                -----------      -----------      -----------
       Total Mortgage Securities                  2,059,595        2,227,389        1,874,679

Total Mortgage Assets                             3,437,923        3,363,154        2,604,714

Interest Rate Agreements                             11,708           12,233            7,879
Market Valuation Account                             (8,782)          (7,366)          (2,106)
------------------------                        -----------      -----------      -----------
Total Interest Rate Agreements                        2,926            4,867            5,773

Accrued Interest Receivable                          23,859           24,065           17,722
Fixed Assets, Leasehold, Org Costs                      358              257              259
Prepaid Expenses and Other Receivables                2,490            2,738            1,611
--------------------------------------          -----------      -----------      -----------
Other Assets                                         26,707           27,060           19,592

Total Assets                                    $ 3,525,252      $ 3,424,506      $ 2,643,064
============                                    ===========      ===========      ===========


Short-Term Borrowings                           $ 2,639,773      $ 3,102,784      $ 2,373,279
Long--Term Borrowings                               497,367                0                0
Accrued Interest Payable                             20,216           18,153           14,962
Accrued Expenses and Other Payables                   2,129            1,743            1,262
Dividends Payable                                     9,433            8,638            7,899
-----------------                               -----------      -----------      -----------
Total Liabilities                               $ 3,168,918      $ 3,131,318      $ 2,397,402

Preferred Stock                                 $    26,733      $    26,733      $    29,383
Common Stock                                            146              133              119
Additional Paid-in Capital                          333,841          274,420          219,461
Net Market Valuation Account                          1,837           (3,762)             118
Retained Earnings after Dividends                    (6,223)          (4,336)          (3,419)
---------------------------------               -----------      -----------      -----------
Total Stockholders' Equity                          356,334          293,188          245,662

Total Liabilities plus Stockholders' Equity     $ 3,525,252      $ 3,424,506      $ 2,643,064
===========================================     ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                                         AT
                                                  ------------------------------------------------------
BALANCE SHEETS                                      DEC. 31,       SEP. 30,       JUN. 30,      MAR. 31,
(ALL DOLLARS IN THOUSANDS)                           1996            1996           1996          1996
                                                  -----------    -----------    -----------    ---------
Cash and Cash Equivalents                         $    11,068    $    14,599    $    10,407    $   9,705

Mortgage Loans:
       Principal Value                                514,837        126,426         69,154       24,831
       Unamortized Premium                             12,389          1,535            686          191
       Unamortized Discount                              (142)          (153)          (160)        (171)
       Real Estate Owned                                  196              0              0            0
       Reserve For Credit Losses                         (428)          (393)          (214)         (74)
       Market Valuation Account                        (1,377)           279            200           84
       ------------------------                   -----------     ----------     ----------    ---------
       Total Mortgage Loans                           525,475        127,694         69,666       24,861

Mortgage Securities:
       Principal Value                              1,602,212      1,234,636        936,611      548,976
       Unamortized Premium                             41,928         31,072         22,004       12,599
       Unamortized Discount                           (15,951)       (16,185)       (16,448)     (16,683)
       Reserve For Credit Losses                       (1,752)        (1,421)        (1,084)        (747)
       Market Valuation Account                         1,516             74         (3,269)      (3,847)
       ------------------------                   -----------     ----------     ----------    ---------
       Total Mortgage Securities                    1,627,953      1,248,176        937,814      540,298

Total Mortgage Assets                               2,153,428      1,375,870      1,007,480      565,159

Interest Rate Agreements                                6,200          3,286          2,835        2,534
Market Valuation Account                               (3,599)        (2,413)        (1,484)      (1,301)
------------------------                          -----------     ----------     ----------    ---------
Total Interest Rate Agreements                          2,601            873          1,351        1,233

Accrued Interest Receivable                            14,134         10,781          7,292        4,496
Fixed Assets, Leasehold, Org Costs                        257            265            233          198
Prepaid Expenses and Other Receivables                  2,709          1,090          1,567          522
--------------------------------------            -----------    -----------    -----------    ---------
Other Assets                                           17,100         12,136          9,092        5,216

Total Assets                                      $ 2,184,197    $ 1,403,478    $ 1,028,330    $ 581,313
============                                      ===========    ===========    ===========    =========


Short-Term Borrowings                             $ 1,953,103    $ 1,225,094    $   896,214    $ 508,721
Long-Term Borrowings                                        0              0              0            0
Accrued Interest Payable                               14,060         10,379          4,052        1,616
Accrued Expenses and Other Payables                       761            472            361          290
Dividends Payable                                       5,268          4,016          3,408        2,540
-----------------                                 -----------    -----------     ----------    ---------
Total Liabilities                                 $ 1,973,192    $ 1,239,961    $   904,035    $ 513,167

Preferred Stock                                   $    29,579    $    29,712    $         0    $       0
Common Stock                                              110             91             85           55
Additional Paid-in Capital                            187,507        138,081        130,441       73,926
Net Market Valuation Account                           (3,460)        (2,060)        (4,553)      (5,065)
Retained Earnings after Dividends                      (2,731)        (2,307)        (1,678)        (770)
---------------------------------                 -----------    -----------    -----------    ---------
Total Stockholders' Equity                            211,005        163,517        124,295       68,146

Total Liabilities plus Stockholders' Equity       $ 2,184,197    $ 1,403,478    $ 1,028,330    $ 581,313
===========================================       ===========    ===========    ===========    =========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                                         AT
                                                           -------------------------------------
BALANCE SHEETS                                               DEC. 31,      DEC. 31,     DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                    1996          1995         1994
                                                           -----------    ---------    ---------
Cash and Cash Equivalents                                  $    11,068    $   4,825    $   1,027

Mortgage Loans:
       Principal Value                                         514,837       26,411            0
       Unamortized Premium                                      12,389          210            0
       Unamortized Discount                                       (142)        (172)           0
       Real Estate Owned                                           196            0            0
       Reserve For Credit Losses                                  (428)         (79)           0
       Market Valuation Account                                 (1,377)          80            0
       ------------------------                            -----------    ---------    ---------
       Total Mortgage Loans                                    525,475       26,450            0

Mortgage Securities:
       Principal Value                                       1,602,212      417,214      120,627
       Unamortized Premium                                      41,928        9,433          828
       Unamortized Discount                                    (15,951)     (16,860)      (1,320)
       Reserve For Credit Losses                                (1,752)        (411)           0
       Market Valuation Account                                  1,516       (3,582)      (2,658)
       ------------------------                            -----------    ---------    ---------
       Total Mortgage Securities                             1,627,953      405,794      117,477

Total Mortgage Assets                                        2,153,428      432,244      117,477

Interest Rate Agreements                                         6,200        2,521        1,791
Market Valuation Account                                        (3,599)      (1,974)         101
------------------------                                   -----------    ---------    ---------
Total Interest Rate Agreements                                   2,601          547        1,892

Accrued Interest Receivable                                     14,134        3,270          743
Fixed Assets, Leasehold, Org Costs                                 257          206          201
Prepaid Expenses and Other Receivables                           2,709          465          188
--------------------------------------                     ------------   ---------    ---------
Other Assets                                                    17,100        3,941        1,132

Total Assets                                               $ 2,184,197    $ 441,557    $ 121,529
============                                               ===========    =========    =========


Short-Term Borrowings                                      $ 1,953,103    $ 370,316    $ 100,376
Long-Term Borrowings
Accrued Interest Payable                                        14,060        1,290          676
Accrued Expenses and Other Payables                                761          227           29
Dividends Payable                                                5,268        1,434          167
-----------------                                          -----------    ---------    ---------
Total Liabilities                                          $ 1,973,192    $ 373,267    $ 101,248
                                                           -----------    ---------    ---------

Preferred Stock                                            $    29,579    $       0    $  22,785
Common Stock                                                       110           55            2
Additional Paid-in Capital                                     187,507       73,895           19
Net Market Valuation Account                                    (3,460)      (5,476)      (2,557)
Retained Earnings after Dividends                               (2,731)        (184)          31
---------------------------------                          -----------    ---------    ---------
Total Stockholders' Equity                                     211,005       68,290       20,280

Total Liabilities plus Stockholders' Equity                $ 2,184,197    $ 441,557    $ 121,528
===========================================                ===========    =========    =========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3                                                                               AT OR
MORTGAGE ASSET CHARACTERISTICS                                                FOR THREE MONTHS ENDING
                                                                      --------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             SEP. 30,      JUN. 30,      MAR. 31,
                                                                         1997          1997          1997
                                                                      ----------    ----------    ----------
Average Characteristics of Mortgage Assets
Single-Family Properties                                                    100%          100%          100%
Adjustable Rate                                                             100%          100%          100%
First Lien                                                                  100%          100%          100%
Credit Rating Equivalent                                                    AA+           AA+           AA+
Amortized Cost as % of Principal Value                                   102.16%       102.21%       101.94%
Coupon Rate                                                                7.75%         7.73%         7.70%
Months to Next Coupon Adjustment                                              4             5             5
Level of Index                                                             5.65%         5.77%         5.98%
Net Margin                                                                 2.19%         2.23%         2.21%
Fully Indexed Coupon Rate                                                  7.84%         8.00%         8.19%
Coupon Versus Fully-Indexed Rate                                          -0.09%        -0.27%        -0.49%
Net Life Cap                                                              12.01%        12.01%        11.91%

Percentage of Mortgage Assets by Credit Type (By Amortized Cost)
Mortgage Loans                                                             40.2%         33.8%        28.1%
Mortgage Securities: AAA/AA                                                58.2%         64.5%        69.8%
Mortgage Securities: A/BBB                                                  0.7%          0.8%         1.0%
Mortgage Securities: Below BBB                                              0.9%          0.9%         1.1%
------------------------------                                            -----         -----         -----
Total Mortgage Assets (%)                                                 100.0%        100.0%        100.0%
Total Mortgage Assets (Amortized Cost)                                $3,431,760    $3,363,131    $2,605,323

Percentage of Mortgage Assets by Index, Adjustment Frequency, and Annualized Periodic Cap (By Principal Value)
1 Month LIBOR, adjusts monthly, no periodic                                12.4%          8.9%          2.6%
6 Month LIBOR, adjusts each 6 months, 2% periodic                          26.2%         27.5%         32.4%
6 Month LIBOR, adjusts each 6 months, no periodic                          11.4%          7.4%          1.9%
6 Month CD, adjusts each 6 months, 2% periodic                              1.3%          1.5%          1.9%
6 Month Treasury, adjusts each 6 months, 2% periodic                        0.6%          0.6%          0.8%
6 Month Treasury, adjusts each 6 months, no periodic                        0.5%          0.5%          0.7%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                    1.7%          1.8%          2.4%
12 Month Treasury, adjusts annually, 2% periodic                           44.5%         50.3%         55.4%
12 Month Treasury, adjusts annually, no periodic                            0.1%          0.1%          0.1%
Other                                                                       1.3%          1.4%          1.8%
-----                                                                     -----         -----         -----
Total Mortgage Assets (%)                                                 100.0%        100.0%        100.0%
Total Mortgage Assets (Principal Value)                               $3,359,213    $3,290,562    $2,555,857

Net Mortgage Asset Growth
Mortgage Acquisitions                                                 $  369,463    $  962,889    $  627,075
                                                                      ----------    ----------    ----------
Mortgage Principal Repayments                                           (252,397)     (199,945)     (173,362)
Amortization,  Sales and Other                                           (48,437)       (5,136)       (3,859)
------------------------------                                        ----------    ----------    ----------
Change in Mortgage Assets (Amortized Cost)                                68,629       757,808       449,854

Net Mortgage Asset Growth versus Prior Quarter                                2%           29%           21%
Net Mortgage Asset Growth Over 12 Months                                    149%          232%          357%

Prepayment Rate of Underlying Mortgages (CPR)                                25%           23%           24%
Total Rate of Mortgage Principal Repayment                                   31%           28%           32%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3 (CONTINUED)                                                                         AT OR
MORTGAGE ASSET CHARACTERISTICS                                                      FOR THREE MONTHS ENDING
                                                                      --------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             DEC. 31,      SEP. 30,       JUN. 30,    MAR. 31,
                                                                         1996          1996          1996         1996
                                                                       --------      --------       --------    --------
Average Characteristics of Mortgage Assets
Single-Family Properties                                                    100%          100%          100%        100%
Adjustable Rate                                                             100%          100%          100%        100%
First Lien                                                                  100%          100%          100%        100%
Credit Rating Equivalent                                                    AA+           AA+           AA+         AA+
Amortized Cost as % of Principal Value                                   101.81%       101.20%       100.60%      99.29%
Coupon Rate                                                                7.75%         7.55%         7.42%       7.59%
Months to Next Coupon Adjustment                                              5             4             4           3
Level of Index                                                             5.58%         5.70%         5.72%       5.47%
Net Margin                                                                 2.24%         2.21%         2.21%       2.11%
Fully Indexed Coupon Rate                                                  7.82%         7.91%         7.93%       7.58%
Coupon Versus Fully-Indexed Rate                                          -0.07%        -0.36%        -0.51%       0.01%
Net Life Cap                                                              11.73%        11.69%        11.71%      11.53%

Percentage of Mortgage Assets by Credit Type (By Amortized Cost)
Mortgage Loans                                                             24.5%          9.3%          6.9%        4.4%
Mortgage Securities: AAA/AA                                                73.0%         86.8%         87.7%       86.1%
Mortgage Securities: A/BBB                                                  1.2%          1.8%          2.5%        4.6%
Mortgage Securities: Below BBB                                              1.3%          2.1%          2.9%        4.9%
------------------------------                                            -----         -----         -----       -----
Total Mortgage Assets (%)                                                 100.0%        100.0%        100.0%      100.0%
Total Mortgage Assets (Amortized Cost)                                $2,155,469    $1,377,331    $1,011,847    $569,743

Percentage of Mortgage Assets by Index, Adjustment Frequency, and Annualized Periodic Cap (By Principal Value)

1 Month LIBOR, adjusts monthly, no periodic                                 1.4%          2.3%          3.3%        6.6%
6 Month LIBOR, adjusts each 6 months, 2% periodic                          36.2%         45.9%         54.4%       63.2%
6 Month LIBOR, adjusts each 6 months, no periodic                           0.0%          0.0%          0.0%        0.0%
6 Month CD, adjusts each 6 months, 2% periodic                              2.5%          2.4%          3.3%        8.7%
6 Month Treasury, adjusts each 6 months, 2% periodic                        1.1%          1.7%          2.4%        0.0%
6 Month Treasury, adjusts each 6 months, no periodic                        0.9%          1.3%          1.9%        3.6%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                    0.0%          0.0%          0.0%        0.0%
12 Month Treasury, adjusts annually, 2% periodic                           55.7%         45.0%         32.8%       14.6%
12 Month Treasury, adjusts annually, no periodic                            0.0%          0.0%          0.0%        0.0%
Other                                                                       2.2%          1.4%          1.9%        3.3%
-----                                                                     -----         -----         -----       -----
Total Mortgage Assets (%)                                                 100.0%        100.0%        100.0%      100.0%
Total Mortgage Assets (Principal Value)                               $2,117,244    $1,361,062    $1,005,764    $573,807

Net Mortgage Asset Growth
Mortgage Acquisitions                                                 $  875,968    $  443,860    $  496,184    $166,852
Mortgage Principal Repayments                                            (95,610)      (76,942)      (53,058)    (32,814)
Amortization,  Sales and Other                                            (2,220)       (1,434)       (1,022)       (530)
------------------------------                                        ----------    ----------    ----------    --------
Change in Mortgage Assets (Amortized Cost)                               778,138       365,484       442,104     133,508

Net Mortgage Asset Growth versus Prior Quarter                               56%           36%           78%         31%
Net Mortgage Asset Growth Over 12 Months                                    394%          361%          480%        302%

Prepayment Rate of Underlying Mortgages (CPR)                                23%           24%           29%         26%
Total Rate of Mortgage Principal Repayment                                   26%           28%           29%         27%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3 (CONTINUED)                                                                   AT OR
MORTGAGE ASSET CHARACTERISTICS                                                   FOR YEAR ENDING
                                                                      --------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             DEC. 31,      DEC. 31,      DEC. 31,
                                                                         1996          1995          1994
                                                                      ----------    ----------    ----------
Average Characteristics of Mortgage Assets
Single-Family Properties                                                    100%          100%          100%
Adjustable Rate                                                             100%          100%          100%
First Lien                                                                  100%          100%          100%
Credit Rating Equivalent                                                    AA+           AA+           AA+
Amortized Cost as % of Principal Value                                   101.81%        98.33%        99.59%
Coupon Rate                                                                7.75%         7.50%         6.00%
Months to Next Coupon Adjustment                                              5             3             3
Level of Index                                                             5.58%         5.44%         6.94%
Net Margin                                                                 2.24%         2.08%         2.25%
Fully Indexed Coupon Rate                                                  7.82%         7.52%         9.19%
Coupon Versus Fully-Indexed Rate                                          -0.07%        -0.02%        -3.19%
Net Life Cap                                                              11.73%        11.54%        11.48%

Percentage of Mortgage Assets by Credit Type (By Amortized Cost)
Mortgage Loans                                                             24.5%          6.1%          0.0%
Mortgage Securities: AAA/AA                                                73.0%         81.5%         92.9%
Mortgage Securities: A/BBB                                                  1.2%          5.8%          4.3%
Mortgage Securities: Below BBB                                              1.3%          6.6%          2.8%
------------------------------                                            -----         -----         -----
Total Mortgage Assets (%)                                                 100.0%        100.0%        100.0%
Total Mortgage Assets (Amortized Cost)                                $2,155,469    $  436,236    $  120,135

Percentage of Mortgage Assets by Index, Adjustment Frequency, and Annualized Periodic Cap (By Principal Value)

1 Month LIBOR, adjusts monthly, no periodic                                 1.4%          7.6%          3.9%
6 Month LIBOR, adjusts each 6 months, 2% periodic                          36.2%         60.3%         78.3%
6 Month LIBOR, adjusts each 6 months, no periodic                           0.0%          0.0%          0.0%
6 Month CD, adjusts each 6 months, 2% periodic                              2.5%         12.2%         17.8%
6 Month Treasury, adjusts each 6 months, 2% periodic                        1.1%          0.0%          0.0%
6 Month Treasury, adjusts each 6 months, no periodic                        0.9%          4.9%          0.0%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                    0.0%          0.0%          0.0%
12 Month Treasury, adjusts annually, 2% periodic                           55.7%         12.3%          0.0%
12 Month Treasury, adjusts annually, no periodic                            0.0%          0.0%          0.0%
Other                                                                       2.2%          2.7%          0.0%
-----                                                                     -----         -----         -----
Total Mortgage Assets (%)                                                 100.0%        100.0%        100.0%
Total Mortgage Assets (Principal Value)                               $2,117,244    $  443,625    $  120,627

Net Mortgage Asset Growth
Mortgage Acquisitions                                                 $1,982,864    $  354,572    $  121,297
Mortgage Principal Repayments                                           (258,424)      (38,824)       (1,244)
Amortization,  Sales and Other                                            (5,206)          353            82
------------------------------                                        ----------    ----------    ----------
Change in Mortgage Assets (Amortized Cost)                             1,719,234       316,101       120,135

Net Mortgage Asset Growth versus Prior Quarter                               n/a           n/a           n/a
Net Mortgage Asset Growth Over 12 Months                                    394%          263%           n/a

Prepayment Rate of Underlying Mortgages (CPR)                                25%           19%            9%

Total Rate of Mortgage Principal Repayment                                   27%           18%            7%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4                                                                   AT
                                                           ---------------------------------
MORTGAGE LOAN SUMMARY                                       SEP. 30,    JUN. 30,   MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                    1997        1997       1997
                                                           ----------  ----------  ---------
Number of Loans                                                 4,651       3,983      2,795
Principal Value                                            $1,348,839  $1,111,376  $ 716,137
Amortized Cost                                              1,379,691   1,136,694    731,957
Reported Value                                              1,378,328   1,135,765    730,035
Estimated Bid-Side Market Value                             1,379,166   1,136,004    730,035

Adjustable-Rate                                                  100%        100%       100%
Single-Family                                                    100%        100%       100%
"A" Quality Underwriting                                         100%        100%       100%
First Lien                                                       100%        100%       100%
Primary Residence (Owner-Occupied)                                91%         92%        94%
Second Home                                                        7%          6%         4%
Investor Property                                                  2%          2%         2%

Average Loan Size                                          $      290  $      279  $     256
Loan Balance Less Than $214,600                                   19%         20%        20%
Loan Balance Greater Than $500,000                                33%         27%        14%
Original Loan-To-Value Ratio (LTV)                                77%         78%        74%
Original LTV > 80%                                                35%         33%        24%
% of Original LTV > 80% with Primary Mortgage                     96%         94%        94%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                  66%         69%        68%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                  4%          6%         9%
1991 Origination                                                   0%          1%         1%
  1992                                                             1%          2%         3%
  1993                                                             4%          6%         9%
  1994                                                            17%         23%        41%
  1995                                                             2%          2%         4%
  1996                                                            14%         18%        30%
  1997                                                            58%         42%         2%
Average Seasoning in Months                                       19          22         33

Northern California                                               13%         13%        17%
Southern California                                               19%         21%        24%
Florida                                                            9%          8%         5%
New York                                                           6%          5%         4%
New Jersey                                                         4%          4%         3%
Connecticut                                                        4%          4%         3%
Texas                                                              4%          4%         3%
Georgia                                                            4%          3%         2%
Maryland                                                           3%          4%         6%
Illinois                                                           3%          3%         4%
Colorado                                                           3%          3%         2%
Arizona                                                            3%          3%         1%
Other States                                                      25%         25%        26%
*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4 (CONTINUED)                                                AT
                                                 -----------------------------------------
MORTGAGE LOAN SUMMARY                             DEC. 31,  SEP. 30,    JUN. 30,  MAR. 31,
(ALL DOLLARS IN THOUSANDS)                         1996       1996       1996       1996
                                                 ---------  ---------  ---------  --------
Number of Loans                                      2,172        478        257       101
Principal Value                                  $ 515,033  $ 126,426  $  69,154  $ 24,831
Amortized Cost                                     527,280    127,808     69,680    24,851
Reported Value                                     525,475    127,694     69,666    24,861
Estimated Bid-Side Market Value                    525,475    127,694     69,666    24,861

Adjustable-Rate                                       100%       100%       100%      100%
Single-Family                                         100%       100%       100%      100%
"A" Quality Underwriting                              100%       100%       100%      100%
First Lien                                            100%       100%       100%      100%
Primary Residence (Owner-Occupied)                     94%        99%        99%      100%
Second Home                                             4%         1%         1%        0%
Investor Property                                       2%         0%         0%        0%

Average Loan Size                                $     237  $     264  $     269  $    246
Loan Balance Less Than $214,600                        23%        18%        14%       30%
Loan Balance Greater Than $500,000                      8%        12%        13%       25%
Original Loan-To-Value Ratio (LTV)                     77%        78%        76%       77%
Original LTV > 80%                                     25%        32%        23%       27%
% of Original LTV > 80% with Primary Mortgage          97%       100%       100%      100%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary       73%        73%        73%       73%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                      13%         0%         0%        0%
1991 Origination                                        2%         0%         0%        0%
  1992                                                  4%         0%         0%        0%
  1993                                                 14%         7%         1%        0%
  1994                                                 52%        43%         2%        2%
  1995                                                  7%        32%        63%       98%
  1996                                                  8%        18%        34%        0%
  1997                                                  0%         0%         0%        0%
Average Seasoning in Months                            37          9          4         7

Northern California                                    18%        34%        30%       30%
Southern California                                    26%        51%        43%       46%
Florida                                                 4%         *          1%        1%
New York                                                3%         *          *         0%
New Jersey                                              3%         *          *         1%
Connecticut                                             3%         1%         1%        1%
Texas                                                   2%         1%         1%        4%
Georgia                                                 2%         *          1%        1%
Maryland                                                8%         *          1%        2%
Illinois                                                4%         *          1%        0%
Colorado                                                1%         2%         3%        3%
Arizona                                                 2%         0%         0%        0%
Other States                                           24%        11%        18%       11%
*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4 (CONTINUED)                                                      AT
                                                           -------------------------------
MORTGAGE LOAN SUMMARY                                       DEC. 31,   DEC. 31,   DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                    1996       1995      1994
                                                           ----------  ---------  --------
Number of Loans                                                 2,172        109        0
Principal Value                                            $  515,033  $  26,411  $     0
Amortized Cost                                                527,280     26,449        0
Reported Value                                                525,475     26,450        0
Estimated Bid-Side Market Value                               525,475     26,450        0

Adjustable-Rate                                                  100%       100%      n/a
Single-Family                                                    100%       100%      n/a
"A" Quality Underwriting                                         100%       100%      n/a
First Lien                                                       100%       100%      n/a
Primary Residence (Owner-Occupied)                                94%       100%      n/a
Second Home                                                        4%         0%      n/a
Investor Property                                                  2%         0%      n/a

Average Loan Size                                          $      237  $     242      n/a
Loan Balance Less Than $214,600                                   23%        11%      n/a
Loan Balance Greater Than $500,000                                 8%        13%      n/a
Original Loan-To-Value Ratio (LTV)                                77%        76%      n/a
Original LTV > 80%                                                25%        26%      n/a
% of Original LTV > 80% with Primary Mortgage                     97%       100%      n/a
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                  73%        72%      n/a
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                 13%         0%      n/a
1991 Origination                                                   2%         0%      n/a
  1992                                                             4%         0%      n/a
  1993                                                            14%         0%      n/a
  1994                                                            52%         2%      n/a
  1995                                                             7%        98%      n/a
  1996                                                             8%         0%      n/a
  1997                                                             0%         0%      n/a
Average Seasoning in Months                                       37          4       n/a

Northern California                                               18%        30%      n/a
Southern California                                               26%        44%      n/a
Florida                                                            4%         1%      n/a
New York                                                           3%         0%      n/a
New Jersey                                                         3%         1%      n/a
Connecticut                                                        3%         1%      n/a
Texas                                                              2%         4%      n/a
Georgia                                                            2%         1%      n/a
Maryland                                                           8%         2%      n/a
Illinois                                                           4%         0%      n/a
Colorado                                                           1%         3%      n/a
Arizona                                                            2%         2%      n/a
Other States                                                      24%        11%      n/a
*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5
EARNING ASSET YIELD, INTEREST RATE SPREAD                           FOR THREE MONTHS ENDING
                                                                 -----------------------------
AND INTEREST RATE MARGIN                                         SEP. 30,   JUN. 30,  MAR. 31,
                                                                   1997       1997      1997
                                                                   ----       ----      ----
Average Initial Coupon Rate on Mortgage Acquisitions               7.32%      7.45%     7.45%
New Acquisitions Last 6 Months/Total Mortgages                       39%        47%       58%

Mortgage Coupon Rate (All Mortgage Assets)                         7.77%      7.74%     7.70%
Amortized Cost/ Principal Value                                  102.22%    102.15%   101.84%
Coupon Yield on Amortized Cost                                     7.60%      7.57%     7.56%

Effect of Premium/Discount Amortization                           -0.79%     -0.71%    -0.68%
Mortgage Yield                                                     6.81%      6.86%     6.88%

Cash Yield                                                         5.60%      5.52%     5.33%

Earning Asset Yield (Mortgages plus Cash)                          6.80%      6.86%     6.87%
Cost of Funds                                                      6.02%      5.86%     5.62%
Cost of Hedging (as % of Borrowings)                               0.14%      0.13%     0.12%
Interest Rate Spread                                               0.64%      0.87%     1.13%

Net Interest Margin (Net Interest Income/Assets)                   1.12%      1.31%     1.57%
Net Interest Income/Average Equity                                11.13%     13.25%    15.30%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                 0.11%      0.10%     0.12%
Credit Provisions as a % of Equity                                 1.09%      1.06%     1.17%

Operating Expenses to Average Assets                               0.13%      0.16%     0.20%
Operating Expenses to Average Equity                               1.33%      1.66%     1.97%
Efficiency Ratio (Op Exp/Net Int Income)                          11.93%     12.51%    12.86%
Average Assets Per Employee ($MM)                                $   244    $   257   $   221

GAAP Return on Total Equity                                        8.73%     10.53%    12.16%
GAAP Return on Common Equity                                       8.60%     10.65%    12.44%
Taxable Income Return on Total Equity                              9.43%     11.34%    13.34%
Taxable Income Return on Common Equity                             9.36%     11.55%    13.79%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)
EARNING ASSET YIELD, INTEREST RATE SPREAD                   FOR THREE MONTHS ENDING
                                                     -----------------------------------------
AND INTEREST RATE MARGIN                             DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,
                                                       1996       1996       1996      1996
                                                       ----       ----       ----      ----
Average Initial Coupon Rate on Mortgage Acquisitions    7.81%      7.53%      7.30%     7.60%
New Acquisitions Last 6 Months/Total Mortgages            61%        68%        66%       58%

Mortgage Coupon Rate (All Mortgage Assets)              7.58%      7.52%      7.47%     7.73%
Amortized Cost/ Principal Value                       101.41%    100.98%     99.95%    98.85%
Coupon Yield on Amortized Cost                          7.48%      7.44%      7.48%     7.82%

Effect of Premium/Discount Amortization                -0.59%     -0.52%     -0.56%    -0.44%
Mortgage Yield                                          6.89%      6.92%      6.92%     7.38%

Cash Yield                                              5.31%      5.30%      5.61%     5.93%

Earning Asset Yield (Mortgages plus Cash)               6.87%      6.90%      6.90%     7.34%
Cost of Funds                                           5.76%      5.78%      5.57%     5.69%
Cost of Hedging (as % of Borrowings)                    0.12%      0.14%      0.16%     0.14%
Interest Rate Spread                                    0.99%      0.98%      1.17%     1.51%

Net Interest Margin (Net Interest Income/Assets)        1.55%      1.58%      1.85%     2.17%
Net Interest Income/Average Equity                     13.01%     12.40%     12.14%    14.92%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                      0.10%      0.18%      0.25%     0.26%
Credit Provisions as a % of Equity                      0.81%      1.40%      1.62%     1.78%

Operating Expenses to Average Assets                    0.21%      0.23%      0.31%     0.38%
Operating Expenses to Average Equity                    1.72%      1.82%      2.02%     2.64%
Efficiency Ratio (Op Exp/Net Int Income)               13.23%     14.69%     16.63%    17.71%
Average Assets Per Employee ($MM)                     $   155    $   115    $    84   $    70

GAAP Return on Total Equity                            10.48%      9.18%      8.50%    10.50%
GAAP Return on Common Equity                           10.53%      9.06%      8.50%    10.50%
Taxable Income Return on Total Equity                  11.75%     10.97%     10.69%    13.69%
Taxable Income Return on Common Equity                 12.03%     11.06%     10.69%    13.69%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)
EARNING ASSET YIELD, INTEREST RATE SPREAD                              FOR YEAR ENDING
                                                                ------------------------------
AND INTEREST RATE MARGIN                                        DEC. 31,    DEC. 31,  DEC. 31,
                                                                  1996       1995      1994
                                                                  ----       ----      ----
Average Initial Coupon Rate on Mortgage Acquisitions               7.60%      7.25%     5.87%
New Acquisitions Last 6 Months/Total Mortgages                       61%        68%      101%

Mortgage Coupon Rate (All Mortgage Assets)                         7.55%      7.16%     6.09%
Amortized Cost/ Principal Value                                  100.68%     99.02%   100.02%
Coupon Yield on Amortized Cost                                     7.50%      7.23%     6.09%

Effect of Premium/Discount Amortization                           -0.55%      0.17%     0.45%
Mortgage Yield                                                     6.95%      7.40%     6.54%

Cash Yield                                                         5.51%      5.43%     4.73%

Earning Asset Yield (Mortgages plus Cash)                          6.93%      7.36%     6.33%
Cost of Funds                                                      5.71%      6.06%     5.55%
Cost of Hedging (as % of Borrowings)                               0.13%      0.19%     0.06%
Interest Rate Spread                                               1.09%      1.11%     0.72%

Net Interest Margin (Net Interest Income/Assets)                   1.69%      2.17%     2.50%
Net Interest Income/Average Equity                                12.90%     11.03%     7.27%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                 0.17%      0.22%     0.00%
Credit Provisions as a % of Equity                                 1.29%      1.14%     0.00%

Operating Expenses to Average Assets                               0.26%      0.51%     0.69%
Operating Expenses to Average Equity                               1.94%      2.61%     2.01%
Efficiency Ratio (Op Exp/Net Int Income)                          15.08%     23.66%    27.73%
Average Assets Per Employee ($MM)                                $  109     $   39    $   12

GAAP Return on Total Equity                                        9.66%      7.28%     5.25%
GAAP Return on Common Equity                                       9.61%      7.28%     5.25%
Taxable Income Return on Total Equity                             11.55%      8.84%     4.86%
Taxable Income Return on Common Equity                            11.68%      8.84%     4.86%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6                                                                        AT OR
AVERAGE DAILY BALANCE SHEET                                            FOR THREE MONTHS ENDING
                                                             ----------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                    SEP. 30,          JUN. 30,          MAR. 31,
                                                                1997              1997              1997
                                                                ----              ----              ----
Cash                                                         $   35,647        $   19,307        $   12,147
Mortgage Loans                                                1,155,099           758,445           574,781
Mortgage Securities                                           2,136,442         2,111,832         1,658,629
Credit Reserve                                                   (3,873)           (3,083)           (2,394)
Interest Rate Agreements                                         11,943            11,185             6,899
Other Assets                                                     85,689            75,928            58,856
------------                                                 ----------        ----------        ----------
Total Assets                                                  3,420,947         2,973,614         2,308,918
------------                                                 ----------        ----------        ----------

Short-Term Borrowings                                         2,695,438         2,659,914         2,056,051
Long-Term Borrowings                                            355,028                 0                 0
Other Liabilties                                                 24,714            20,530            15,691
----------------                                             ----------        ----------        ----------
Total Liabilities                                             3,075,180         2,680,444         2,071,742
-----------------                                            ----------        ----------        ----------

Preferred Stock                                                  26,733            28,946            29,545
Common Stock                                                    321,492           265,561           208,426
Retained Earnings, after Dividend                                (2,458)           (1,337)             (795)
---------------------------------                            ----------        ----------        ----------
Stockholders' Equity                                            345,767           293,170           237,176
--------------------                                         ----------        ----------        ----------

Market Valuation Account, Mortgage Assets                    $    6,072        $    1,914        $    1,022
Market Valuation Account, Interest Rate Agreements               (8,640)           (4,576)           (4,004)
--------------------------------------------------           ----------        ----------        ----------
Market Valuation Account, Total                              $   (2,568)       $   (2,662)       $   (2,982)

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/REALIZABLE VALUE

Cash                                                         $   57,696        $   29,425        $   12,985
Mortgage Loans                                                1,379,166         1,136,004           730,035
Mortgage Securities                                           2,059,595         2,227,389         1,874,679
Interest Rate Agreements                                          2,169             4,206             5,773
Other Assets                                                     26,048            25,857            19,291
Short-Term Borrowings                                         2,639,773         3,102,784         2,373,279
Long-Term Borrowings                                            497,465                 0                 0
Other Liabilities                                                30,628            27,515            23,411
-----------------                                            ----------        ----------        ----------
"Mark-To-Market" of Equity                                   $  356,808        $  292,582        $  246,073

BALANCE SHEET UTILIZATION DURING PERIOD VS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                       10.1%              9.9%             10.3%
Average Risk-Adjusted Capital Guideline                             9.0%              9.5%             10.1%
Balance Sheet Capacity Utilization                                   89%               96%               98%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                       10.12%             8.55%             9.28%
Ending Risk-Adjusted Capital Guideline                             8.59%             9.41%            10.09%
Excess Capital                                               $   54,038        $  (29,417)       $  (21,504)
Asset Growth Potential (Same Asset Mix)                      $  629,081        $ (312,637)       $ (213,079)
Expanded Risk-Adjusted Capital Guideline                           7.97%             8.55%             9.17%
Excess Capital vs. Expanded Guideline                        $   85,518        $     (140)       $    3,015
Asset Growth Potential (Expanded Guideline)                  $  954,032        $   (1,915)       $   29,398

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6 (CONTINUED)                                                        AT OR
AVERAGE DAILY BALANCE SHEET                                        FOR THREE MONTHS ENDING
                                                -------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                        DEC. 31,         SEP. 30,         JUN. 30,         MAR. 31,
                                                   1996              1996             1996            1996
                                                   ----              ----             ----            ----
Cash                                            $    16,137       $    18,854       $  14,402       $  14,639
Mortgage Loans                                      143,368            93,991          45,313          25,279
Mortgage Securities                               1,347,617         1,010,853         688,697         457,841
Credit Reserve                                       (1,952)           (1,491)         (1,002)           (594)
Interest Rate Agreements                              4,681             3,185           2,737           2,503
Other Assets                                         41,430            30,129          21,566          13,094
------------                                    -----------       -----------       ---------       ---------
Total Assets                                      1,551,281         1,155,521         771,713         512,762
------------                                    -----------       -----------       ---------       ---------

Short-Term Borrowings                             1,351,510           999,229         651,643         435,979
Long-Term Borrowings                                      0                 0               0               0
Other Liabilities                                    14,898             8,728           2,472           2,324
----------------                                -----------       -----------       ---------       ---------
Total Liabilities                                 1,366,408         1,007,957         654,115         438,303
-----------------                               -----------       -----------       ---------       ---------

Preferred Stock                                      29,671            15,179               0               0
Common Stock                                        156,594           132,924         117,695          73,998
Retained Earnings, after Dividend                    (1,392)             (539)            (97)            461
---------------------------------               -----------       -----------       ---------       ---------
Stockholders' Equity                                184,873           147,564         117,598          74,459
--------------------                            -----------       -----------       ---------       ---------

Market Valuation Account, Mortgage Assets       $       603       $    (2,279)      $  (3,865)       $ (3,880)
Market Valuation Account, Interest Rate
  Agreements                                         (3,513)           (1,352)         (1,080)         (1,836)
-----------------------------------------       -----------       -----------       ---------       ---------
Market Valuation Account, Total                 $    (2,910)      $    (3,631)      $  (4,945)      $  (5,716)

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/REALIZABLE VALUE

Cash                                            $    11,068       $    14,599       $  10,407       $   9,705
Mortgage Loans                                      525,475           127,694          69,666          24,861
Mortgage Securities                               1,627,953         1,248,176         937,814         540,298
Interest Rate Agreements                              2,601               873           1,351           1,233
Other Assets                                         16,778            11,766           8,864           4,987
Short-Term Borrowings                             1,953,103         1,225,094         896,214         508,721
Long-Term Borrowings                                      0                 0               0               0
Other Liabilities                                    19,531            14,457           7,522           4,240
-----------------                               -----------       -----------       ---------       ---------
"Mark-To-Market" of Equity                      $   211,241       $   163,557       $ 124,366       $  68,123

BALANCE SHEET UTILIZATION DURING PERIOD VS. RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                           11.9%             12.8%           15.2%           14.5%
Average Risk-Adjusted Capital Guideline                10.2%             10.7%           11.4%           12.8%
Balance Sheet Capacity Utilization                       86%               84%             75%             88%

Excess Capital and Asset Growth Potential
 At Period End
Ending Actual Equity/Assets                            9.66%            11.65%          12.09%          11.72%
Ending Risk-Adjusted Capital Guideline                 9.97%            10.32%          10.77%          11.72%
Excess Capital                                  $    (6,798)      $    18,664       $  13,566       $      26
Asset Growth Potential (Same Asset Mix)         $   (68,169)      $   180,836       $ 125,972       $     227
Expanded Risk-Adjusted Capital Guideline               9.07%              n/a             n/a             n/a
Excess Capital vs. Expanded Guideline           $    14,302               n/a             n/a             n/a
Asset Growth Potential (Expanded Guideline)     $   143,434               n/a             n/a             n/a

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6 (CONTINUED)                                                           AT OR
AVERAGE DAILY BALANCE SHEET                                              FOR YEAR ENDING
                                                            -------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                   DEC. 31,         DEC. 31,        DEC. 31,
                                                               1996             1995            1994
                                                               ----             ----            ----
Cash                                                        $    16,016       $   4,272       $   6,627
Mortgage Loans                                                   77,215           5,006               0
Mortgage Securities                                             877,907         204,284          50,080
Credit Reserve                                                   (1,262)            (92)              0
Interest Rate Agreements                                          3,280           2,039             759
Other Assets                                                     26,606           5,107             948
------------                                                -----------       ---------       ---------
Total Assets                                                    999,762         220,616          58,414
------------                                                -----------       ---------       ---------

Short-Term Borrowings                                           861,316         174,926          37,910
Long-Term Borrowings                                                  0               0               0
Other Liabilities                                                 7,131           2,343             367
----------------                                            -----------       ---------       ---------
Total Liabilities                                               868,447         177,269          38,277
-----------------                                           -----------       ---------       ---------

Preferred Stock                                                  11,274               0               0
Common Stock                                                    120,436          43,391          20,941
Retained Earnings, after Dividend                                  (395)            (42)           (804)
---------------------------------                           -----------       ---------       ---------
Stockholders' Equity                                            131,315          43,349          20,137
--------------------                                        -----------       ---------       ---------

Market Valuation Account, Mortgage Assets                   $    (2,347)      $     (78)      $    (583)
Market Valuation Account, Interest Rate Agreements               (1,948)         (1,046)             31
--------------------------------------------------          -----------       ---------       ---------
Market Valuation Account, Total                             $    (4,295)      $  (1,124)      $    (552)

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/REALIZABLE VALUE

Cash                                                        $    11,068       $   4,825       $   1,027
Mortgage Loans                                                  525,475          26,450               0
Mortgage Securities                                           1,627,953         405,794         117,477
Interest Rate Agreements                                          2,601             547           1,892
Other Assets                                                     16,778           3,671             888
Short-Term Borrowings                                         1,953,103         370,316         100,376
Long-Term Borrowings                                                  0               0               0
Other Liabilities                                                19,531           2,829             872
-----------------                                           -----------       ---------       ---------
"Mark-To-Market" of Equity                                  $   211,241       $  68,142       $  20,036

BALANCE SHEET UTILIZATION DURING PERIOD VS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                       13.1%           19.6%           34.5%
Average Risk-Adjusted Capital Guideline                            10.9%           13.4%           10.6%
Balance Sheet Capacity Utilization                                   83%             68%             31%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                        9.66%          15.47%          16.69%
Ending Risk-Adjusted Capital Guideline                             9.97%          12.59%          10.84%
Excess Capital                                              $    (6,798)      $  12,028       $   6,716
Asset Growth Potential (Same Asset Mix)                     $   (68,176)      $ 100,874       $  65,519
Expanded Risk-Adjusted Capital Guideline                           9.07%            n/a             n/a
Excess Capital vs. Expanded Guideline                       $    14,302             n/a             n/a
Asset Growth Potential (Expanded Guideline)                 $   143,434             n/a             n/a

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7                                                                AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                         FOR THREE MONTHS ENDING
                                                          -------------------------------
(ALL DOLLARS IN THOUSANDS)                                SEP. 30,    JUN. 30,    MAR. 31,
                                                            1997        1997        1997
                                                            ----        ----        ----
MORTGAGE LOANS
Credit Provision During Period                             $  473      $  299      $  215
Actual Losses During Period                                    40           0          13
Cumulative Actual Losses                                       53          13          13
Mortgage Loan Reserve End of Period                         1,363         929         630
Annualized Credit Provision/ Ave. Mortgage Loans             0.16%       0.16%       0.15%
Mortgage Loan Reserve/Ending Mortgage Loans                  0.10%       0.08%       0.09%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loan                                                 13          12           6
NPA Loan Balance                                           $2,792      $2,366      $1,220

Non-Performing Assets as % of Mortgage Loans                  0.2%        0.2%        0.2%
Non-Performing Assets as % of Total Assets                   0.08%       0.07%       0.05%
Mortgage Loan Reserve as % of NPAs                             49%         39%         52%

Credit Experience of Mortgage Loans
Liquidated Defaulted Loans (Cumulative)                         4           1           1
Average Loss Severity Experience (Cumulative)                   6%          7%          7%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
If All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                       $  283      $  241      $  124
At 20% Loss Severity                                          567         481         248
At 30% Loss Severity                                          850         722         372
At 40% Loss Severity                                        1,133         962         496

MORTGAGE SECURITIES
Credit Provision During Period                             $  470      $  477      $  480
Actual Losses During Period                                    28          29          29
Cumulative Actual Losses                                       97          69          40
Mortgage Securities Reserve End of Period                   3,093       2,651       2,203

Annualized Credit Provision/Mtg. Sec. Rated < BBB             6.4%        6.6%        6.6%
Mortgage Loan Reserve/Ending Mtg. Sec. Rated < BBB           10.6%        9.1%        7.6%

Credit Experience of Loans in Pools Underlying Mtg Sec. Rated <BBB (Since Acquisition)
Resolved Defaulted Loans (Cumulative)                         182         138          90
Average Loss Severity Experience (Cumulative)                  23%         24%         25%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
(But No Future) Seriously Delinquent Loans in Mortgage Pools Underlying
< BBB Rated Securities Default:
At 10% Loss Severity                                       $  724      $  109      $   80
At 20% Loss Severity                                        2,286       1,488         792
At 30% Loss Severity                                        3,789       3,702       2,845
At 40% Loss Severity                                        6,437       6,410       5,103

Average Monthly Mortgage Securities Credit Provision       $  157      $  159      $  160
Reserve in 12 Months at Provisioning Rate If No Losses      4,972       4,557       4,124

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7 (CONTINUED)                                                       AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                             FOR THREE MONTHS ENDING
                                                        ---------------------------------------------
(ALL DOLLARS IN THOUSANDS)                              DEC. 31,    SEP. 30,    JUN. 30,     MAR. 31,
                                                          1996        1996        1996        1996
                                                          ----        ----        ----        ----
MORTGAGE LOANS
Credit Provision During Period                           $   35      $  178      $  140      $    (5)
Actual Losses During Period                                   0           0           0            0
Cumulative Actual Losses                                      0           0           0            0
Mortgage Loan Reserve End of Period                         428         393         214           74
Annualized Credit Provision/ Ave. Mortgage Loans           0.10%       0.76%       1.23%       -0.08%
Mortgage Loan Reserve/Ending Mortgage Loans                0.08%       0.31%       0.31%        0.30%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loan                                                7           3           2            1
NPA Loan Balance                                         $1,249      $  404      $  279      $   190

Non-Performing Assets as % of Mortgage Loans                0.2%        0.3%        0.4%         0.8%
Non-Performing Assets as % of Total Assets                 0.06%       0.03%       0.03%        0.03%
Mortgage Loan Reserve as % of NPAs                           34%         97%         77%          39%

Credit Experience of Mortgage Loans
Liquidated Defaulted Loans (Cumulative)                       0           0           0            0
Average Loss Severity Experience (Cumulative)                 0%          0%          0%           0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
If All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                     $  127      $   41      $   28      $    19
At 20% Loss Severity                                        253          82          56           39
At 30% Loss Severity                                        380         123          85           58
At 40% Loss Severity                                        506         164         113           77

MORTGAGE SECURITIES
Credit Provision During Period                           $  337      $  338      $  337      $   336
Actual Losses During Period                                   7           0           0            0
Cumulative Actual Losses                                     11           4           4            4
Mortgage Securities Reserve End of Period                 1,752       1,422       1,084          747

Annualized Credit Provision/Mtg. Sec. Rated < BBB           4.7%        4.7%        4.7%         4.7%
Mortgage Loan Reserve/Ending Mtg. Sec. Rated < BBB          6.1%        4.9%        3.8%         2.7%

Credit Experience of Loans in Pools Underlying Mtg. Sec. Rated <BBB (Since Acquisition)
Resolved Defaulted Loans (Cumulative)                        59          28          15            4
Average Loss Severity Experience (Cumulative)                27%         22%         16%          10%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current (But No Future)
Seriously Delinquent Loans in Mortgage Pools Underlying < BBB Rated Securities Default:
At 10% Loss Severity                                     $   63      $   61      $   40      $    20
At 20% Loss Severity                                        608         123          91           39
At 30% Loss Severity                                      2,040       1,131       1,364          597
At 40% Loss Severity                                      3,647       3,041       3,148        2,162

Average Monthly Mortgage Securities Credit Provision     $  112      $  113      $  112      $   112
Reserve in 12 Months at Provisioning Rate If No Losses    3,100       2,772       2,431        2,091

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7 (CONTINUED)                                                    AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                             FOR YEAR ENDING
                                                          -------------------------------
(ALL DOLLARS IN THOUSANDS)                                DEC. 31,    DEC. 31,   DEC. 31,
                                                            1996        1995      1994
                                                           ------      ------      --
MORTGAGE LOANS
Credit Provision During Period                             $  349      $   79      $0
Actual Losses During Period                                     0           0       0
Cumulative Actual Losses                                        0           0       0
Mortgage Loan Reserve End of Period                           428          79       0
Annualized Credit Provision/ Ave. Mortgage Loans             0.45%       1.58%     n/a
Mortgage Loan Reserve/Ending Mortgage Loans                  0.08%       0.30%     n/a

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loan                                                  7           0       0
NPA Loan Balance                                           $1,249      $    0      $0

Non-Performing Assets as % of Mortgage Loans                  0.2%        0.0%     0.0%
Non-Performing Assets as % of Total Assets                   0.06%       0.00%     0.00%
Mortgage Loan Reserve as % of NPAs                             34%        n/a      n/a

Credit Experience of Mortgage Loans
Liquidated Defaulted Loans (Cumulative)                         0           0       0
Average Loss Severity Experience (Cumulative)                   0%          0%      0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
If All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                       $  127      $    0      $0
At 20% Loss Severity                                          253           0       0
At 30% Loss Severity                                          380           0       0
At 40% Loss Severity                                          506           0       0

MORTGAGE SECURITIES
Credit Provision During Period                             $1,348      $  414      $0
Actual Losses During Period                                     7           4       0
Cumulative Actual Losses                                       11           4       0
Mortgage Securities Reserve End of Period                   1,752         411       0

Annualized Credit Provision/Mtg. Sec. Rated < BBB             4.7%        2.6%     0.0%
Mortgage Loan Reserve/Ending Mtg. Sec. Rated < BBB            6.1%        1.4%     0.0%

Credit Experience of Loans in Pools Underlying Mtg. Sec. Rated <BBB (Since Acquisition)
Resolved Defaulted Loans (Cumulative)                          59           2       0
Average Loss Severity Experience (Cumulative)                  27%          9%      0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current (But No Future)
Seriously Delinquent Loans in Mortgage Pools Underlying < BBB Rated Securities Default:
At 10% Loss Severity                                       $   63      $   15      $0
At 20% Loss Severity                                          608          29       0
At 30% Loss Severity                                        2,040         103       0
At 40% Loss Severity                                        3,647         768       0

Average Monthly Mortgage Securities Credit Provision       $  112      $   90      $0

Reserve in 12 Months at Provisioning Rate If No Losses      3,100       1,495       0

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8                                                                        AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                 FOR THREE MONTHS ENDING
                                                            ---------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         SEP. 30,         JUN. 30,         MAR. 31,
                                                               1997             1997             1997
                                                               ----             ----             ----
Shares Outstanding and Receiving Dividends at Period End
--------------------------------------------------------
Common (RWTI)                                                14,576,477       13,251,847       11,905,957
Class A Preferred (converted 9/95)                                    0                0                0
Class B Preferred (RWTIP)                                       909,518          909,518          999,638
-------------------------                                   -----------      -----------      -----------
Total                                                        15,485,995       14,161,365       12,905,595

Common Dividend Declared                                    $      0.60      $      0.60      $      0.60
Class A Preferred Dividend Declared                         $      0.00      $      0.00      $      0.00
Class B Preferred Dividends Declared                        $     0.755      $     0.755      $     0.755

Common Dividend Total                                       $     8,746      $     7,951      $     7,144
Class A Preferred Dividend Total                                      0                0                0
Class B Preferred Dividends Total                                   687              687              755
---------------------------------                           -----------      -----------      -----------
Total Dividend                                              $     9,433      $     8,638      $     7,899

Taxable Income Earned                                       $     8,151      $     8,315      $     7,912
Dividend Pay-Out Ratio for Period                                 115.7%           103.9%            99.8%
Cumulative Dividend Pay-Out Ratio                                 102.7%            99.7%            98.5%

Warrants Outstanding at Period End (RWTIW)                      149,466          236,297          272,304

Average Shares Outstanding During Period
----------------------------------------
Common                                                       14,316,678       12,997,566       11,605,171
Class A Preferred                                                     0                0                0
Class B Preferred                                               909,518          990,725        1,005,515
-----------------                                           -----------      -----------      -----------
Total                                                        15,226,196       13,988,291       12,610,686

Calculation of "Primary" Common Shares
--------------------------------------
Average Common Shares                                        14,316,678       12,997,566       11,605,171
Potential Dilution Due to Warrants                              130,489          182,137          258,422
Potential Dilution Due to Options                               177,434          291,227          253,274
---------------------------------                           -----------      -----------      -----------
Total Average Primary Common Shares                          14,624,601       13,470,930       12,116,867

Net Income to Common Shareholders                           $     6,859      $     7,034      $     6,456
Total Average Primary Common Shares                          14,624,601       13,470,930       12,116,867
-----------------------------------                         -----------      -----------      -----------
Earnings Per Share (EPS)                                    $      0.47      $      0.52      $      0.53

EPS (Outstanding Common Shares Only)                        $      0.48      $      0.54      $      0.56

Per Share Ratios (Average Outstanding Common and Preferred Shares)
------------------------------------------------------------------
Average Total Assets                                        $    224.68      $    212.58      $    183.09
Average Total Equity                                        $     22.71      $     20.96      $     18.81
Net Interest Income                                         $      0.63      $      0.70      $      0.72
Credit Expenses                                             $      0.06      $      0.06      $      0.06
Operating Expenses                                          $      0.07      $      0.09      $      0.09
Gain/(Loss) on Sale                                         $      0.00      $      0.00      $      0.00
Net Income                                                  $      0.50      $      0.55      $      0.57

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8 (CONTINUED)                                                                   AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                          FOR THREE MONTHS ENDING
                                                            ------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUMTS)         DEC. 31,         SEP. 30,         JUN. 30,        MAR. 31,
                                                               1996             1996             1996            1996
                                                               ----             ----             ----            ----
Shares Outstanding and Receiving Dividends at Period End
--------------------------------------------------------
Common (RWTI)                                                10,996,572        9,069,653       8,520,116       5,521,376
Class A Preferred (converted 9/95)                                    0                0               0               0
Class B Preferred (RWTIP)                                     1,006,250        1,006,250               0               0
-------------------------                                   -----------      -----------      ----------      ----------
Total                                                        12,002,822       10,075,903       8,520,116       5,521,376

Common Dividend Declared                                    $      0.41      $      0.40      $     0.40      $     0.46
Class A Preferred Dividend Declared                         $      0.00      $      0.00      $     0.00      $     0.00
Class B Preferred Dividends Declared                        $     0.755      $     0.386      $     0.00      $     0.00

Common Dividend Total                                       $     4,508      $     3,628      $    3,408      $    2,540
Class A Preferred Dividend Total                                      0                0               0               0
Class B Preferred Dividends Total                                   760              388               0               0
---------------------------------                           -----------      -----------      ----------      ----------
Total Dividend                                              $     5,268      $     4,016      $    3,408      $    2,540

Taxable Income Earned                                       $     5,429      $     4,048      $    3,142      $    2,549
Dividend Pay-Out Ratio for Period                                  97.0%            99.2%          108.5%           99.7%
Cumulative Dividend Pay-Out Ratio                                  97.9%            98.3%           97.9%           93.0%

Warrants Outstanding at Period End (RWTIW)                      412,894        1,076,431       1,563,957       1,665,063

Average Shares Outstanding During Period
----------------------------------------
Common                                                        9,705,138        8,732,326       7,813,974       5,521,376
Class A Preferred                                                     0                0               0               0
Class B Preferred                                             1,006,250          514,063               0               0
-----------------                                           -----------      -----------      ----------      ----------
Total                                                        10,711,388        9,246,389       7,813,974       5,521,376

Calculation of "Primary" Common Shares
--------------------------------------
Average Common Shares                                         9,705,138        8,732,326       7,813,974       5,521,376
Potential Dilution Due to Warrants                              570,415          621,455         603,426         443,984
Potential Dilution Due to Options                               176,919          162,393         182,832         164,227
---------------------------------                           -----------      -----------      ----------      ----------
Total Average Primary Common Shares                          10,452,472        9,516,174       8,600,232       6,129,587

Net Income to Common Shareholders                           $     4,084      $     2,999      $    2,500      $    1,954
Total Average Primary Common Shares                          10,452,472        9,516,174       8,600,232       6,129,587
-----------------------------------                         -----------      -----------      ----------      ----------
Earnings Per Share (EPS)                                    $      0.39      $      0.32      $     0.29      $     0.32

EPS (Outstanding Common Shares Only)                        $      0.42      $      0.34      $     0.32      $     0.35

Per Share Ratios (Average Outstanding Common and Preferred Shares)
------------------------------------------------------------------
Average Total Assets                                        $    144.83      $    124.97      $    98.76      $    92.87
Average Total Equity                                        $     17.26      $     15.96      $    15.05      $    13.49
Net Interest Income                                         $      0.55      $      0.50      $     0.45      $     0.50
Credit Expenses                                             $      0.03      $      0.06      $     0.06      $     0.06
Operating Expenses                                          $      0.07      $      0.07      $     0.07      $     0.09
Gain/(Loss) on Sale                                         $      0.00      $      0.00      $     0.00      $     0.00
Net Income                                                  $      0.45      $      0.37      $     0.32      $     0.35

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8 (CONTINUED)                                                           AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                     FOR YEAR ENDING
                                                            ---------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          DEC. 31,        DEC. 31,        DEC. 31,
                                                               1996             1995            1994
                                                               ----             ----            ----
Shares Outstanding and Receiving Dividends at Period End
--------------------------------------------------------
Common (RWTI)                                                10,996,572       5,517,299         208,332
Class A Preferred (converted 9/95)                                    0               0       1,666,063
Class B Preferred (RWTIP)                                     1,006,250               0               0
-------------------------                                   -----------      ----------      ----------
Total                                                        12,002,822       5,517,299       1,874,395

Common Dividend Declared                                    $      1.67      $     0.46      $     0.00
Class A Preferred Dividend Declared                         $      0.00      $     0.50      $     0.25
Class B Preferred Dividends Declared                        $     1.141      $    0.000      $    0.000

Common Dividend Total                                       $    14,084      $    2,537      $        0
Class A Preferred Dividend Total                                      0             833             350
Class B Preferred Dividends Total                                 1,148               0               0
---------------------------------                           -----------      ----------      ----------
Total Dividend                                              $    15,232      $    3,370      $      350

Taxable Income Earned                                       $    15,168      $    3,832      $      353
Dividend Pay-Out Ratio for Period                                 100.4%           88.0%           99.2%
Cumulative Dividend Pay-Out Ratio                                  97.9%           88.9%           99.2%

Warrants Outstanding at Period End (RWTIW)                      412,894       1,665,063       1,666,063

Average Shares Outstanding During Period
----------------------------------------
Common                                                        7,950,175       2,487,857         208,332
Class A Preferred                                                     0         826,185       1,467,748
Class B Preferred                                               382,155               0               0
-----------------                                           -----------      ----------      ----------
Total                                                         8,332,330       3,314,042       1,676,080

Calculation of "Primary" Common Shares
--------------------------------------
Average Common Shares                                         7,950,175       3,314,042       1,676,080
Potential Dilution Due to Warrants                              618,618         221,112         240,766
Potential Dilution Due to Options                               175,391         168,649               0
---------------------------------                           -----------      ----------      ----------
Total Average Primary Common Shares                           8,744,184       3,703,803       1,916,846

Net Income to Common Shareholders                           $    11,537      $    3,155      $      382
Total Average Primary Common Shares                           8,744,184             3,703,803 1,916,846
-----------------------------------                         -----------      ----------      ----------
Earnings Per Share (EPS)                                    $      1.32      $     0.85      $     0.20

EPS (Outstanding Common Shares Only)                        $      1.45      $     0.95      $     0.23

Per Share Ratios (Average Outstanding Common and Preferred Shares)
------------------------------------------------------------------
Average Total Assets                                        $    119.99      $    66.57      $    34.85
Average Total Equity                                        $     15.76      $    13.08      $    12.01
Net Interest Income                                         $      2.03      $     1.44      $     0.32
Credit Expenses                                             $      0.20      $     0.15      $     0.00
Operating Expenses                                          $      0.31      $     0.34      $     0.09
Gain/(Loss) on Sale                                         $      0.00      $     0.00      $     0.00
Net Income                                                  $      1.52      $     0.95      $     0.23

PART II   OTHER INFORMATION


Item 1. Legal Proceedings

        At September 30, 1997, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2. Changes in Securities

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit 4.4 - Indenture dated as of June 1, 1997 between Sequoia Mortgage Trust 1 (a wholly-owned, consolidated subsidiary of the Company) and First Union National Bank, as Trustee. (Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation on August 12, 1997).

               Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three and nine months ended September 30, 1997 and September 30, 1996.

               Exhibit 27 - Financial Data Schedule.

        (b)    Reports

               No filings on Form 8-K were made.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REDWOOD TRUST, INC.



Dated:  November 10, 1997           By: /s/ Douglas B. Hansen
                                        ----------------------------------------
                                        Douglas B. Hansen
                                        President and Chief Financial Officer
                                        (authorized officer of registrant)



Dated:  November 10, 1997           By: /s/ Vickie L. Rath
                                        ----------------------------------------
                                        Vickie L. Rath
                                        Vice President, Treasurer and Controller
                                        (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT




                                                                    Sequentially
   Exhibit                                                            Numbered
   Number                                                               Page
   -------                                                          ------------
     11.1      Computation of Earnings per Share.................        64

      27       Financial Data Schedule...........................        66