Form 10-K
period 1997-12-31
REDWOOD TRUST INC
filed 1998-03-26
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ____________

COMMISSION FILE NUMBER:    1-13759

                               REDWOOD TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

              MARYLAND                                   68-0329422
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                         591 REDWOOD HIGHWAY, SUITE 3100
MILL VALLEY, CALIFORNIA                                     94941
(Address of principal executive offices)                  (Zip Code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      Name of Exchange on Which Registered:

CLASS B 9.74 % CUMULATIVE CONVERTIBLE PREFERRED STOCK,                  NEW YORK STOCK EXCHANGE
             PAR VALUE $0.01 PER SHARE
                (Title of Class)

COMMON STOCK, PAR VALUE $0.01 PER SHARE                                 NEW YORK STOCK EXCHANGE
               (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 11, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $224,761,545.

The number of shares of the Registrant's Common Stock outstanding on March 11, 1998 was 14,070,557.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference into
Part III.

================================================================================

                               REDWOOD TRUST, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
                                                    PART I

Item 1.          BUSINESS...................................................................    3

Item 2.          PROPERTIES.................................................................   32

Item 3.          LEGAL PROCEEDINGS..........................................................   32

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................   32

                                                    PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS............................................   33

Item 6.          SELECTED FINANCIAL DATA....................................................   34

Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................   35

Item 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   80

Item 9.          CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................................   80

                                                   PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................   80

Item 11.         EXECUTIVE COMPENSATION.....................................................   80

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT......................................................   80

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................   80

                                                    PART IV

Item 14.         EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND
                 REPORTS ON FORM 8-K........................................................   80

CONSOLIDATED FINANCIAL STATEMENTS...........................................................   F-1

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

         Redwood Trust, Inc. (the "Company") was incorporated in the State of Maryland on April 11, 1994 and commenced operations on August 19, 1994. It invests in mortgage loans and securities (together "Mortgage Assets") financed by the proceeds of equity offerings and by borrowings. The Company produces net interest income on Mortgage Assets qualifying as Qualified Real Estate Investment Trust ("REIT") Real Estate Assets while maintaining strict cost controls in order to generate net income for distribution to its stockholders. The Company intends to continue operating in a manner that will permit it to maintain its qualification as a REIT for Federal and State income tax purposes. As a result of its REIT status, the Company is permitted to deduct dividend distributions to stockholders, thereby effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to stockholders in the form of dividends. See "Certain Federal Income Tax Considerations" commencing on page 20 of this Form 10-K. The principal executive offices of the Company are located at 591 Redwood Highway, Suite 3100, Mill Valley, California 94941, telephone (415) 389-7373. The address of the Company's Web site is http://www.redwoodtrust.com. The Company is self-advised and self-managed.

         Statements in this report regarding the Company's business which are not historical facts are "forward-looking statements" as contemplated in the Private Securities Litigation Reform Act of 1995. Such statements should be read in light of the risks and uncertainties attendant to the business of the Company, including, without limitation, risks of substantial leverage and potential net interest and operating losses in connection with borrowings, risk of decrease in net interest income due to interest rate fluctuations, prepayment risks of Mortgage Assets, risk of failing to hedge against interest rate changes effectively, risk of loss associated with hedging, counterparty risks, risk of loss due to default on Mortgage Assets and risk of failure to maintain REIT status and being subject to tax as a regular corporation. For a complete description of these and other risks associated with the business of the Company, see "Risk Factors" commencing on page 27 of this Form 10-K.

         Reference is made to the Glossary commencing on page 83 of this report for definitions of terms used in the following description of the Company's business and elsewhere in this report.

                              BUSINESS AND STRATEGY

         The Company's principal business objective is to produce net interest income on its Mortgage Assets while maintaining strict cost controls in order to generate net income for distribution to stockholders. The Company seeks to distribute dividends to stockholders at levels that generally adjust in the same direction, following a lag period, with changes in short-term market interest rates and that may increase over time in the event of improvements in the real estate markets or in operating efficiencies. To achieve its business objective and generate dividend yields that provide a relatively attractive rate of return for stockholders, the Company's strategy is:

            - to purchase Single-Family Mortgage Assets, the majority of which have had adjustable interest rates based on changes in short-term market interest rates;

            - to manage the credit risk of its Mortgage Assets through, among other activities, (i) carefully selecting Mortgage Assets to be acquired, including an underwriting review of Mortgage Loans and lower-rated Mortgage Securities, (ii) following the Company's policies with respect to credit risk concentration which, among other things, require the Company to maintain a Mortgage Asset portfolio with a weighted average credit rating level of A- or better, (iii) actively monitoring the ongoing credit quality and servicing of its Mortgage Assets, and (iv) maintaining appropriate capital levels and reserves for possible credit losses;

            - to finance such purchases with the proceeds of equity offerings and, to the extent permitted by the Company's capital and liquidity policies, to utilize leverage to increase potential returns to stockholders through borrowings;

            - to attempt to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of the adjustable-rate Mortgage Assets purchased by the Company;

            - to utilize interest rate caps, swaps, futures and similar instruments to mitigate the risk of the cost of its liabilities increasing relative to the earnings on Mortgage Assets;

            - to seek to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics, through hedging, and through other means;

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

            - to use Mortgage Assets to collateralize the issuance of long term collateralized mortgage bonds and other forms of long-term financing;

            - to add staff to seek to increase the Company's ability to source Mortgage Assets in a value-added manner;

            - to broaden the scope of its mortgage acquisitions over time to include hybrid ARM and fixed rate single-family mortgages, multifamily mortgages and commercial mortgages when management deems such purchases to be in the best interests of shareholders;

            - to strive to become more cost-efficient and capital-efficient over time; and

            - to pursue other opportunities in mortgage finance when management deems such activities to be in the best interest of shareholders.

         The Company believes that its principal competition in the business of acquiring and managing Mortgage Assets are financial institutions such as banks, savings and loans, life insurance companies, government-sponsored entities ("GSE's"), institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While many of these entities have significantly greater resources than the Company, the Company anticipates that it will be able to compete effectively due to its relatively low level of operating costs, relative freedom to securitize its assets, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status.

         The Company believes it is and plans to continue to be a "low cost producer" compared to most of its competitors in the business of holding Mortgage Assets. Accordingly, the Company plans to generate relatively attractive earnings and dividends while holding Mortgage Assets of higher credit quality and maintaining a lower interest rate risk profile as compared to its principal competitors. The Company will attempt to be increasingly cost-efficient by: (i) seeking to raise additional capital from time to time in order to increase its ability to invest in Mortgage Assets, as operating costs are not anticipated to increase as quickly as Mortgage Assets and because growth will increase the Company's purchasing influence with suppliers of Mortgage Assets;
         (ii) striving to
         lower its effective borrowing costs over time through direct funding with collateralized lenders rather than using Wall Street intermediaries or by using commercial paper and medium term note programs; (iii) improving the efficiency of its balance sheet structure by investigating the issuance of various forms of debt and capital; and
         (iv) utilizing information technology to the fullest extent possible in its business, which technology the Company believes can be developed to improve the Company's ability to monitor the performance of its Mortgage Assets, improve its ability to assess credit risk, improve hedge efficiency and lower operating costs.


         MORTGAGE ASSETS

              General

         The Mortgage Assets purchased by the Company may consist of Single-Family, Multifamily and Commercial Mortgage Assets. Although all of the Company's Mortgage Assets purchased through December 31, 1997 were Single-Family Mortgage Assets, the Company may acquire Multifamily Mortgage Assets and Commercial Mortgage Assets from time to time in the future when consistent with its Asset Acquisition/Capital Allocation Policies. Through the end of 1997, all Mortgage Assets acquired by the Company bore adjustable interest rates. Hybrid ARMS, with an initial period to the first rate adjustment greater than one year, made up 1.6% of Mortgage Assets. Fixed-rate Mortgage Assets may be acquired in the future, when they satisfy the Company's Asset Acquisition/Capital Allocation and asset/liability management Policies and management believes they will contribute to the Company's business objectives with respect to desired levels of income and dividend distributions. From time to time, the Company may also acquire common stock in other REITs that invest primarily in Mortgage Assets if the Company believes the potential returns on such common stock are good and such opportunities are as favorable or more favorable than investing in Mortgage Assets directly. The Company may also acquire its own stock, when permitted by applicable securities and state corporation laws.

         The Company expects that a majority of its Mortgage Assets will continue to have investment grade ratings (the four highest rating levels) from one or more nationally recognized mortgage security rating agencies or be deemed by the Company to be of comparable credit quality. Based upon the Company's investment strategy and the guidelines under the Company's Asset Acquisition/Capital Allocation Policies, the Company expects that the weighted average rating of its Mortgage Assets (including the Company's deemed equivalent ratings for unrated Mortgage Assets) will be at the "A-" rating level or better under Standard and Poor's Corporation ("S&P") rating system and at the comparable level under other rating systems.

         The Company has not acquired residuals, interest-only strips, principal-only strips, inverse floaters, companion bonds, first loss Subordinated Bonds rated below BBB or mortgage securities rated below B, except on a limited basis. The Company expects that the Company's focus will continue to be on the acquisition of Mortgage Loans and Mortgage Securities of a pass-thru nature rather than on the acquisition of these types of assets. The Company may seek to acquire additional mortgage securities rated below AA, including securities rated below B. The Company may create a variety of different types of assets, including the types mentioned in this paragraph, through the normal process of securitization of the Company's own Mortgage Assets. The Company does not plan to create taxable mortgage pools or acquire or retain any Real Estate Mortgage Investment Conduit ("REMIC") residual interest that may give rise to the distribution to shareholders of "excess inclusion" income as defined under Section 860E of the Code. See "Certain Federal Income Tax Considerations - Taxation of Tax-Exempt Entities."

         The Company's Asset Acquisition/Capital Allocation Policies utilize a return on equity calculation that includes adjustments for credit risk, borrowing costs, the cost of associated interest rate agreements (e.g., caps, swaps and futures) and the Risk-Adjusted Capital Policy requirements. The relative attractiveness of various asset types will vary over time. The Company may acquire its Mortgage Assets in the secondary mortgage market or upon origination pursuant to arrangements with loan originators. Purchases of Mortgage Assets in the secondary market generally are from national broker/dealer firms or other large financial institutions. The Company may issue Commitments to originators and other sellers of Mortgage Loans who it believes follow prudent origination policies and procedures and comply with all applicable federal and state laws and regulations for origination of Mortgage Loans. In addition, the Company may issue Commitments for Mortgage Securities. These Commitments will obligate the Company to purchase Mortgage Assets from the holders of the Commitment for a specific period of time, in a specific aggregate principal amount and at a specified price and margin over an index. Following the issuance of Commitments, the Company will be exposed to risks of interest rate fluctuations similar to those risks on the Company's adjustable-rate Mortgage Assets. As described below under "Management Policies and Programs - Mortgage Loan Securitization Techniques," the Company works with loan originators, conduits and other issuers of Mortgage Securities and their investment bankers to acquire and securitize Mortgage Loans in a manner that best meets the needs of the Company. Such activity may involve the issuance of Commitments by the Company.

         The "face value" of Mortgage Assets represents the outstanding principal balance of the Mortgage Loans or Mortgage Securities comprising the Mortgage Assets, and "amortized cost" means the purchase prices paid for the Mortgage Assets adjusted to reflect (i) amortization of discounts or premiums and (ii) principal repayments. Mortgage Assets are carried on the balance sheet at what is referred to by the Company as "carrying value." "Carrying value" for the Mortgage Securities is management's estimate of the bid side of the market value for such assets. "Carrying value" for Mortgage Loans is amortized cost net of any specific credit reserves on such Mortgage Loans. Management usually bases its estimates on the lowest of third-party bid-side indications of market value for Mortgage Securities obtained from firms making a market in or lending against Mortgage Securities. Generally, such indications are solicited by the Company on a monthly basis and from time to time in connection with the Company's borrowing activities and the lowest of such indications with respect to a Mortgage Security generally comes from the secured lender on that asset. To the extent that such bid-side indications typically are below the amortized cost of Mortgage Securities (net of any specific credit reserves on such Mortgage Securities), the difference is referred to as unrealized losses, and, to the extent that such indications exceed the amortized cost (net of any specific credit reserves), the difference is referred to as unrealized gains. The net amount of such unrealized gains and losses is reflected on the balance sheet as a valuation adjustment to Stockholders' Equity under the caption "Net Unrealized Gain or Loss on Assets Available for Sale." To determine the fair market value of the Company's Mortgage Loans as reported in "Note 9: Fair Value of Financial Instruments", management uses the same process as described above for Mortgage Securities.

         All of the Mortgage Loans underlying the Company's Mortgage Assets at December 31, 1997 were being serviced by third-party servicers unrelated to the Company. The Company's Mortgage Securities are held by either Mellon Bank, N.A., pursuant to a Custody Agreement dated August 22, 1994 or by Bankers Trust, pursuant to a Clearance Agreement dated December 1, 1996.

         TYPES OF MORTGAGE ASSETS

         The various types of Mortgage Assets the Company may purchase are summarized below.

              Single-Family and Multifamily Mortgage Assets

         Single-Family Mortgage Loans. The Company may acquire both Conforming Mortgage Loans and Non-conforming Mortgage Loans. Conventional Conforming Mortgage Loans will comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). The Company also may acquire United States Federal Housing Administration ("FHA") Loans or United States Department of Veteran Affairs ("VA") Loans, which qualify for inclusion in a pool of Mortgage Loans guaranteed by GNMA. As of January 1, 1998, the maximum principal balance allowed on Conforming Mortgage Loans ranges from $227,150 ($340,725 for Mortgage Loans secured by Mortgaged Properties located in either Alaska or Hawaii) for one-unit to $436,600 ($654,900 for Mortgage Loans secured by mortgaged properties located in either Alaska or Hawaii) for four-unit residential loans. Non-conforming Single-Family Mortgage Loans are Single-Family Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC. The Company expects that a majority of the Non-conforming Mortgage Loans it purchases will be non-conforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or generally because they vary in certain other respects from the requirements of such programs other than the requirement relating to creditworthiness of the mortgagors. A substantial portion of the Company's Non-conforming Mortgage Loans are expected to meet the requirements for sale to national private mortgage conduit programs in the secondary mortgage market.

         The Company currently expects that substantial amount of the Single-Family Mortgage Loans acquired by it will be adjustable-rate mortgages ("ARMs"). The interest rate on an ARM is typically tied to an index (such as the London Interbank Offered Rate ("LIBOR") or the interest rate on United States Treasury Bills), and is adjustable periodically at various intervals. Such Mortgage Loans are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. Some ARMs have relatively long first periods during which the mortgage coupon rate is fixed, after which the mortgage coupon will change in an adjustable fashion ("Hybrid ARMS"). Initial fixed periods for Hybrid ARMS typically range from three to ten years. The Company expects it will also acquire hybrid and fixed-rate Single-Family Mortgage Loans.

         Multifamily Mortgage Loans. Multifamily Mortgage Loans generally involve larger principal amounts per loan than Single-Family Mortgage Loans and require more complex credit and property evaluation analyses. Multifamily Mortgage Loans share many of the characteristics and risks associated with Commercial Mortgage Loans and are often categorized as commercial loans rather than residential loans. For example, the credit quality of a Multifamily Mortgage Loan typically depends upon the existence and terms of underlying leases, tenant credit quality and the historical and anticipated level of vacancies and rents on the mortgaged property and on the competitive market condition of the mortgaged property relative to other competitive properties in the same region, among other factors. Multifamily Mortgage Loans, however, constitute 'qualified mortgages" for purposes of the REMIC regulations and the favorable tax treatment associated therewith and, when securitized, certain of the resulting rated classes of Multifamily Mortgage Securities qualify as "mortgage-related securities" and for the favorable treatment awarded such securities under the Secondary Mortgage Market Enhancement Act of 1984 ("SMMEA").

         Single-Family and Multifamily Mortgage Securities. The Mortgage Assets purchased by the Company are expected to include Single-Family and Multi-Family Mortgage Securities. In addition, the Company expects to pool and exchange a substantial portion of its Single-Family and Multifamily Mortgage Loans for Single- Family and Multifamily Mortgage Securities, respectively, which it may then hold for investment, sell or pledge to secure borrowings. The types of Single-Family and Multifamily Mortgage Securities that the Company may purchase or receive in exchange for its Single-Family and Multifamily Mortgage Loans are described below.

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

         While Agency Certificates are backed by the express obligation of guarantee of one of the Agencies, as described below, Single-Family and Multifamily Privately-Issued Certificates are generally covered by one or more forms of private (i.e.,. non-governmental) credit enhancements. Such credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the holder's equity interest in the property and result in Realized Losses. Forms of credit enhancements include, but are not limited to, limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination.

         Subordination is a form of credit enhancement frequently used and involves the issuance of multiple classes of Senior-Subordinated Mortgage Securities. Such classes are structured into a hierarchy of levels for purposes of allocating Realized Losses and also for defining priority of rights to payment of principal and interest. Typically, one or more classes of Senior Securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more classes of Mezzanine Securities and Subordinated Securities that bear Realized Losses prior to the classes of Senior Securities. Mezzanine Securities refer to any classes that are rated below the two highest levels but no lower than a single "B" level under the S&P rating system (or comparable level under other rating systems) and are supported by one or more classes of Subordinated Securities which bear Realized Losses prior to the classes of Mezzanine Securities. As used herein, Subordinated Securities will refer to any class that bears the "first loss" from Realized Losses or that is rated below a single "B" level (or, if unrated, is deemed by the Company to be below such level based on a comparison of characteristics of such class with other rated Subordinated Securities with like characteristics). In some cases, only classes of Senior Securities and Subordinated Securities are issued. By adjusting the priority of interest and principal payments on each class of a given series of Senior-Subordinated Securities, issuers are able to create classes of Mortgage Securities with varying degrees of credit exposure, prepayment exposure and potential total return, tailored to meet the needs of sophisticated institutional investors.

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

         GNMA Certificates. The Government National Mortgage Association ("GNMA") is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD").
         Section 306(g) of Title III of the National Housing Act of 1934, as amended (the "Housing Act"), authorizes GNMA to guarantee the timely payment of the principal and interest on certificates which represent an interest in a pool of mortgages insured by the VA under the Servicemen's Readjustment Act of 1944, as amended, or Chapter 37 of Title 38, United States Code and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that such guarantees under section 306(g) of GNMA Certificates of the type which may be purchased or received in exchange by the Company are authorized to be made by GNMA and "would constitute general obligations of the United States backed by its full faith and credit."

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

         FNMA Certificates. FNMA is a privately-owned, GSE organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C. 1716 et seq.). FNMA provides funds to the mortgage market primarily by purchasing residential Mortgage Loans from local lenders, thereby replenishing their funds for additional lending. FNMA guarantees to the registered holder of a FNMA Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA Certificate) on the Mortgage Loans in the pool underlying the FNMA Certificate, whether or not received, and the full principal amount of any such mortgaged loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FNMA Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

         FNMA Certificates may be backed by pools of Single-Family or Multifamily Mortgage Loans. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. FNMA Certificates may pay interest at a fixed rate or adjustable rate. Each series of FNMA ARM Certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee. The specified index used in each such series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco ("COFI"), LIBOR and other indices. In addition, the majority of series of FNMA ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest rate adjustments. Certain FNMA programs include Mortgage Loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. ARMs which are converted into fixed rate Mortgage Loans are repurchased by FNMA or by the seller of such loans to FNMA at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment. Adjustments to the interest rates on FNMA ARM Certificates are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps.

         FHLMC Certificates. FHLMC is a privately-owned, GSE created pursuant to an Act of Congress (Title III of the Emergency Home Finance Act of 1970, as amended, 12 U.S.C. 1451-1459), on July 24, 1970. The principal activity of FHLMC currently consists of the purchase of conventional Conforming Mortgage Loans or participation interests therein and the resale of the loans and participations so purchased in the form of guaranteed mortgage securities. FHLMC guarantees to each holder of FHLMC Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related Mortgage Loans, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

         FHLMC Certificates may be backed by pools of Single-Family or Multifamily Mortgage Loans. Such underlying Mortgage Loans may have original terms to maturity of up to 40 years. FHLMC Certificates may be issued under cash programs (composed of Mortgage Loans purchased from a number of sellers) or guarantor programs (composed of Mortgage Loans purchased from one seller in exchange for participation certificates representing interests in the Mortgage Loans purchased). FHLMC Certificates may pay interest at a fixed rate or adjustable rate. The interest rate paid on FHLMC ARM Certificates adjusts periodically within 60 days prior to the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on FHLMC ARM Certificates issued under FHLMC's standard ARM programs adjust in relation to the Treasury Index. Other specified indices used in FHLMC ARM Programs include COFI, LIBOR and other indices. Interest rates paid on fully-indexed FHLMC ARM Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FHLMC ARM Certificates issued to date have evidenced pools of Mortgage Loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 1% or 2% and to a lifetime cap of 5% or 6% over the initial interest rate. Certain FHLMC programs include Mortgage Loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. ARMs which are converted into fixed rate Mortgage Loans are repurchased by FHLMC or by the seller of such loans to FHLMC at the unpaid principal balance thereof plus accrued interest to the due date of the last adjustable rate interest payment.

         Single-Family and Multifamily Collateralized Mortgage Obligations ("CMOs"). The Company may, from time to time, invest in adjustable- or fixed-rate Single-Family and Multifamily CMOs. Single-Family and Multifamily CMOs ordinarily are issued in series, each of which consists of several serially maturing classes ratably secured by a single pool of Single-Family or Multifamily Mortgage Loans or Single-Family or Multifamily Privately-Issued Certificates. Generally, principal payments received on the mortgage-related assets securing a series of CMOs, including prepayments on such mortgage-related assets, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMOs by its stated maturity. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes (referred to as "tranches") of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

         Other types of CMO issues include classes such as parallel pay CMOs some of which, such as Planned Amortization Class CMOs ("PAC Bonds"), provide protection against prepayment uncertainty. Parallel pay CMOs are structured to provide payments of principal on certain payment dates to more than one class. These simultaneous payments are taken into account in calculating the stated maturity date or final distribution date of each class which, as with other CMO structures, must be retired by its stated maturity date or final distribution date but may be retired earlier. PAC Bonds generally require payment of a specified amount of principal on each payment date so long as prepayment speeds on the underlying collateral fall within a specified range. PAC Bonds are always parallel pay CMOs with the required principal payment on such securities having the highest priority after interest has been paid to all classes.

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

         CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company's anticipated return on its investment. Privately-Issued Single-Family and Multifamily CMOs are supported by private credit enhancements similar to those used for Privately-Issued Certificates and are often issued as Senior-Subordinated Mortgage Securities. The Company will only acquire CMOs that constitute beneficial ownership in grantor trusts holding Mortgage Loans, or regular interests in REMICs, or that otherwise constitute Qualified REIT Real Estate Assets (provided that the Company has obtained a favorable opinion of counsel or a ruling from the Internal Revenue Service ("IRS") to that effect).

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

         The credit quality of a Commercial Mortgage Loan may depend on, among other factors, the existence and structure of underlying leases, deferred maintenance on the property or physical condition of the property, the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks and the local and regional economic climate in general. Primary indicators of credit quality on a Commercial Mortgage Loan are the debt service coverage, i.e., the ratio of current net operating income on a commercial property to the current debt service obligation on the same property, and the loan-to-value ratio, both of which generally are examined by the rating agencies from the perspective of a variety of worst-case scenarios. Loan-to-value analysis is particularly important in the case of Commercial Mortgage Loans because many are non-recourse to the borrower and therefore the value of the property will determine the amount of loss in the event of default. Foreclosures of defaulted Commercial Mortgage Loans are generally subject to a number of complicating factors not present in foreclosures of Single-Family Mortgage Loans.

         The Company may buy or originate Commercial Loans. The Company will only acquire Commercial Mortgage Loans when it believes it has the necessary expertise to evaluate and manage them and only if they are consistent with the Company's Asset Acquisition/Capital Allocation Policies.

         Commercial Mortgage Securities. Commercial Mortgage Securities are securities that represent an interest in, or are secured by, Commercial Mortgage Loans. Commercial Mortgage Securities generally have been structured as Pass-Through Certificates with private (i.e., non-governmental) credit enhancements ("Commercial Privately-Issued Certificates") or as CMOs ("Commercial CMOs"). Commercial Mortgage Securities may pay adjustable rates of interest. Because of the great diversity in characteristics of the Commercial Mortgage Loans that secure or underlie Commercial Mortgage Securities, however, such securities will also have diverse characteristics. Although many Commercial Mortgage Securities are backed by large pools of Commercial Mortgage Loans with relatively small individual principal balances, Commercial Mortgage Securities may be backed by Commercial Mortgage Loans collateralized by only a few commercial properties or a single commercial property. Because the risk involved in single commercial property financings is highly concentrated, single-property Commercial Mortgage Securities to date have tended to be limited to extremely desirable commercial properties with excellent values and/or lease agreements with extremely creditworthy and reliable tenants, such as major corporations.

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

         Commercial Mortgage Securities have been issued in public and private transactions by a variety of public and private issuers. Non-governmental entities that have issued or sponsored Commercial Mortgage Securities include owners of commercial properties, originators of and investors in Commercial Mortgage Loans, savings and loan associations, mortgage banks, commercial banks, insurance companies, investment banks and special purpose subsidiaries of the foregoing.

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

         The Company has focused primarily on the acquisition of floating-rate, adjustable-rate and, beginning in 1997, hybrid ARM assets, but intends to acquire fixed-rate assets in the future. The Company generally intends to acquire fixed-rate loans when such loans can meet its return and other standards when funded on a long-term basis, financed with equity only, or funded on a short-term basis with a comprehensive hedging program. Generally it is anticipated that any such long-term financing or comprehensive hedging program will serve to reduce the risk that could arise from the funding of term fixed-rate assets with variable-rate debt.

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

         The Company may seek to acquire other mortgage finance businesses when management deems such activities to be in the best interest of the Company's shareholders.

         The Company intends to acquire new Mortgage Assets, and will also seek to expand its capital base in order to further increase the Company's ability to acquire new assets, when the potential returns from new investments appear attractive relative to the return expectations of stockholders. The Company may in the future acquire Mortgage Assets by offering its debt or equity securities in exchange for such Mortgage Assets.

         The Company generally intends to hold Mortgage Assets to maturity. In addition, the REIT provisions of the Code limit in certain respects the ability of the Company to sell Mortgage Assets. See "Certain Federal Income Tax Considerations - General - Gross Income Tests" and " - Taxation of the Company." However, management may decide to sell assets from time to time for a number of reasons including, without limitation, to dispose of an asset as to which credit risk concerns have risen beyond levels the Company wishes to manage, to reduce interest rate risk, to substitute one type of Mortgage Asset for another, to improve yield, to maintain compliance with the 55% requirement under the Investment Company Act, to effect a change in strategy, or generally to re-structure the balance sheet when management deems such action advisable. Management will select any Mortgage Asset to be sold according to the particular purpose such sale will serve. The Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of Mortgage Assets to be sold.

         As a requirement for maintaining REIT status, the Company, will distribute to stockholders aggregate dividends equaling at least 95% of its taxable income. See "Certain Federal Income Tax Considerations - General - Distribution Requirement." The Company's current policy is to seek to distribute 100% of its taxable income as dividends over time. The Company may also make distributions constituting returns of capital should the return expectations of the stockholders appear to exceed returns potentially available to the Company through making new investments in Mortgage Assets. Subject to the limitations of applicable securities and state corporation laws, the Company can distribute capital by making purchases of its own Capital Stock, through paying down or repurchasing any outstanding uncollateralized debt obligations, or through increasing the Company's dividend to include a return of capital.

              CREDIT RISK MANAGEMENT POLICIES

         The Company reviews credit risk, interest rate risk and other risk of loss associated with each investment and determines the appropriate allocation of capital to apply to such investment under its Risk-Adjusted Capital Policy. In addition, the Company attempts to diversify its investment portfolio to avoid undue geographic and other types of concentrations. Management monitors the overall portfolio risk and determines appropriate levels of provision for credit loss and provides such information to the Board of Directors.

         With respect to its Mortgage Securities, the Company is exposed to various levels of credit and special hazard risk, depending on the nature of the underlying mortgages and the nature and level of credit enhancements supporting such securities. Most of the Mortgage Securities acquired by the Company have some degree of protection from normal credit losses. At December 31, 1997 and December 31, 1996, 29% and 45%, respectively, of the Company's Mortgage Assets were Mortgage Securities covered by credit protection in the form of a 100% guarantee from a GSE ("Agency Certificates").

         An additional 25% and 31% of the Company's Mortgage Assets at December 31, 1997 and December 31, 1996, respectively, were Privately-Issued Certificates and represented interests in pools of residential mortgage loans with partial credit enhancement; of these amounts, 99% and 96% were rated investment grade, respectively. Credit loss protection for Privately-Issued Certificates is achieved through the subordination of other interests in the pool to the interest held by the Company, through pool insurance or through other means. The degree of credit protection varies substantially among the Privately-Issued Certificates held by the Company. While the Privately-Issued Certificates held by the Company have some degree of credit enhancement, some Mortgage Securities are, in turn, subordinated to other interests. Thus, should such a Privately-Issued Certificate experience credit losses, such losses could be greater than the Company's pro rata share of the remaining mortgage pool, but in no event could exceed the Company's investment in such Privately-Issued Certificate. The Company has undertaken an independent underwriting review of a sample of the loans underlying the

         Privately-Issued Certificates that are rated below BBB which represent 1% and 4% of the Company's Privately-Issued Certificates as of December 31, 1997 and 1996, respectively.

         Beginning in the fourth quarter of 1995, the Company began purchasing Mortgage Assets in the form of unsecuritized Mortgage Loans. The Company has developed a quality control program to monitor the quality of loan underwriting at the time of acquisition and on an ongoing basis. The Company may conduct, or cause to be conducted, a legal document review of each Mortgage Loan acquired to verify the accuracy and completeness of the information contained in the mortgage notes, security instruments and other pertinent documents in the file. As a condition of purchase, the Company will generally select a sample of Mortgage Loans targeted to be acquired, focusing on those Mortgage Loans with higher risk characteristics, and submit them to a third party, nationally recognized underwriting review firm for a compliance check of underwriting and review of income, asset and appraisal information. In addition, the Company or its agents will generally underwrite all Multifamily and Commercial Mortgage Loans that the Company acquires. During the time it holds Mortgage Loans, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. The Company will generally not obtain credit enhancements such as mortgage pool or special hazard insurance for its Mortgage Loans, although individual loans may be covered by FHA insurance, VA guarantees or private mortgage insurance and, to the extent securitized into Agency Certificates, by such GSE obligations or guarantees.

              CAPITAL AND LEVERAGE POLICIES

         The Company's goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during adverse market conditions and/or cause adverse tax consequences for the Company. The Company has established a Risk-Adjusted Capital Policy which limits management's ability to acquire additional assets during times when the actual capital base of the Company is less than a required amount defined in the policy. In this way, the use of balance sheet leverage is controlled. The actual capital base as defined for the purpose of the Risk Adjusted Capital Policy is equal to the market value of total assets funded short-term less the book value of total collateralized short-term borrowings plus the actual investment on a historical amortized cost basis in subsidiary trusts ("mortgage equity interests") wherein Mortgage Assets are funded with non-recourse, long-term debt less the book value of any parent-level debt associated with these mortgage equity interests, less any unsecured debt.

         Prior to the fourth quarter of 1996, under its Risk-Adjusted Capital Policy, management was prohibited from acquiring additional Mortgage Assets during periods when the actual capital base of the Company was less than the minimum amount required under the Risk-Adjusted Capital Policy (except when such Mortgage Asset acquisitions may have been necessary to maintain REIT status or the Company's exemption from the Investment Company Act of 1940). As a result, the Company had generally grown in the past by issuing equity and then seeking to acquire Mortgage Assets over time in order to fully employ the capital raised. In order to employ new capital more efficiently, the Board of Directors approved a permanent modification to the Company's Risk-Adjusted Capital Policy on October 31, 1996. Management is now able to acquire Mortgage Assets when attractive opportunities present themselves in excess of the level at which the Company's capital base would have been fully employed under the pre-modified Risk-Adjusted Capital Policy within certain limitations and in certain circumstances. As a result, when additional equity is raised, some or all of the assets necessary to fully employ this capital will have been pre-acquired. Such excess asset acquisitions are subject to a variety of limitations, including
         (i) that additional asset growth not increase the balance sheet size by more than 10% beyond the point at which capital would have been fully employed under the pre-modified Risk-Adjusted Capital Policy guidelines, and (ii) that the Company seek to issue additional equity to bring the Company into compliance with the pre-modified Risk-Adjusted Capital Policy guidelines.

         The first component of the Company's capital requirements with respect to short-term funded assets is the current aggregate over-collateralization amount or "haircut" that lenders require the Company to hold as capital. The haircut for each such Mortgage Asset is determined by the lender based on the risk characteristics and liquidity of that asset. Haircut levels on individual borrowings range from 2% for Agency Certificates and Mortgage Loans to 25% for certain Privately-Issued Certificates, and currently average 3% to 5% for the

         Company as a whole. Should the market value of the pledged assets decline, the Company will be required to deliver additional collateral to the lenders in order to maintain a constant over-collateralization level on its short-term borrowings.

         The second component of the Company's capital requirement with respect to short-term funded assets is the "liquidity capital cushion." The liquidity capital cushion is an additional amount of capital in excess of the haircut maintained by the Company in order to help the Company meet the demands of the short-term lenders for additional collateral should the market value of the Company's short-term funded Mortgage Assets decline. The aggregate liquidity capital cushion equals the sum of liquidity cushion amounts assigned under the Risk-Adjusted Capital Policy to each of the Company's short-term funded Mortgage Assets. Liquidity capital cushions are assigned to each short-term funded Mortgage Asset based on management's assessment of that Mortgage Asset's market price volatility, credit risk, liquidity and attractiveness for use as collateral by short-term lenders. The process of assigning liquidity capital cushions relies on management's ability to identify and weigh the relative importance of these and other factors. Consideration is also given to hedges associated with the short-term funded Mortgage Asset and any effect such hedges may have on reducing net market price volatility, concentration or diversification of credit and other risks in the balance sheet as a whole and the net cash flows that can be expected to arise from the interaction of the various components of the Company's balance sheet. The Board of Directors thus reviews on a periodic basis various analyses prepared by management of the risks inherent in the Company's balance sheet, including an analysis of the effects of various scenarios on the Company's net cash flow, earnings, dividends, liquidity and net market value. Should the Board of Directors determine that the minimum required capital base set by the Company's Risk- Adjusted Capital Policy is either too low or too high, the Board of Directors may raise or lower the capital requirement accordingly.

         The Company expects that its aggregate minimum capital requirement under the Risk-Adjusted Capital Policy will approximate 3% to 15% of the sum of the market value of the Company's short-term funded Mortgage Assets and the book value of its long-term funded Mortgage Assets. This percentage will fluctuate over time, and may fluctuate out of the expected range, as the composition of the balance sheet changes, haircut levels required by lenders change, the market value of short-term funded Mortgage Assets changes, as liquidity capital cushions set by the Board of Directors are adjusted over time, and as the balance of funding between short-term and long-term changes. As of December 31, 1997, the aggregate Risk-Adjusted Capital Requirement was 7.51% of total assets. The Company's actual capital base was 9.73% of total assets at December 31, 1997, thus the Company was not utilizing, at that time, all of the leverage potential available to the Company under its Risk- Adjusted Capital policies.

         Over 50% of the Company's borrowings were short-term at December 31, 1997. The Company's short-term borrowings have consisted of collateralized borrowing arrangements of various types (reverse repurchase agreements, notes payable, and revolving lines of credit). As of December 31, 1997, the Company had no outstanding notes payable or revolving lines of credit. The Company's long-term borrowings at December 31, 1997 consisted of non-recourse, floating-rate with life caps, collateralized mortgage bonds. In the future, however, the Company's borrowings may also be obtained through loan agreements, Dollar-Roll Agreements (an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date) and other credit facilities with institutional lenders, the issuance of long-term collateralized debt or similar instruments in the form of collateralized mortgage bonds, collateralized bond obligations, REMICs, FASITs, or other forms, and the issuance of secured and unsecured debt securities such as commercial paper, medium-term notes and senior or subordinated notes.

         At December 31, 1997, the Company had not entered into commitment agreements under which the lender would be required to enter into new reverse repurchase agreements during a specified period of time, nor did the Company have liquidity facilities with commercial banks. The Company, however, may enter into such commitment agreements in the future if deemed favorable to the Company. The Company enters into reverse repurchase agreements primarily with national broker/dealers, commercial banks and other lenders which typically offer such financing. The Company enters into short-term collateralized borrowings only with financial institutions meeting credit standards approved by the Company's Board of Directors, including approval by a majority of Independent Directors, and monitors the financial condition of such institutions on a regular basis.

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

              ASSET/LIABILITY MANAGEMENT

         To the extent consistent with its election to qualify as a REIT, the Company follows an interest rate risk management program intended to protect principally against the effects of substantial increases in interest rates. Specifically, the Company's interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on its Mortgage Assets and the differences between interest rate adjustment indices and interest rate adjustment frequency of its adjustable-rate Mortgage Assets and related borrowings. The Company's interest rate risk management program encompasses a number of procedures. The Company attempts to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of the adjustable-rate, hybrid and fixed-rate Mortgage Assets purchased by the Company. The Company expects to be able to adjust the average maturity/adjustment period of such borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed and by modifying the effective characteristics of borrowing through the use of interest rate agreements. Through use of these procedures, the Company intends to minimize differences between interest rate adjustment periods of Mortgage Assets and related borrowings that may occur.

         The Company purchases and sells, from time to time, interest rate caps, interest rate floors, interest rate swaps, interest rate futures, options on interest rate futures and similar instruments to attempt to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its Mortgage Assets during a period of rising rates. The Company also may use such instruments to modify the characteristics of any fixed-rate loan issuance or to hedge the anticipated issuance of future liabilities or the market value of certain assets. In this way, the Company intends generally to hedge as much of the interest rate risk as management determines is in the best interest of the stockholders of the Company, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT. See "Certain Federal Income Tax Considerations - General - Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is prudent in light of competing tax and market risks. The Company also, to the extent consistent with its compliance with the REIT Gross Income Tests, Maryland law and the no-action relief discussed below, utilizes financial futures contracts, options and forward contracts as a hedge against future interest rate changes. The Company obtained no-action relief from the Commodities Futures Trading Commission permitting the Company to invest a small percentage of the Company's total assets in certain financial futures contracts and options thereon without registering as a commodity pool operator under the Commodity Exchange Act, provided that the Company uses such instruments solely for bona fide hedging purposes.

         The Company seeks to build a balance sheet and undertake an interest rate risk management program which is likely, in management's view, to enable the Company to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program address both income preservation, as discussed in the first part of this section, and capital preservation concerns. With regard to the latter, the Company monitors its "equity duration." This is the expected percentage change in the Company's equity (measured as the carrying value of total assets less the book value of total liabilities) that would be caused by a 1% change in short and long term interest rates. To date, the Company believes that it has met its goal of maintaining an equity duration of less than 15%. To monitor its equity duration and the related risks of fluctuations in the liquidation value of the Company's equity, the Company models the impact of various economic scenarios on the market value of the Company's Mortgage Assets, liabilities and interest rate agreements. The Company believes that the existing hedging programs will allow the Company to maintain operations throughout a wide variety of potentially adverse circumstances without further management action. Nevertheless, in order to further preserve the Company's capital base (and lower its equity duration) during periods when management believes a trend of rapidly rising interest rates has been established, management may decide to increase hedging activities and/or sell assets. Each of these types of actions may lower the earnings and dividends of the Company in the short term in order to further the objective of maintaining attractive levels of earnings and dividends over the long term.

         Each interest rate cap and floor agreement is a legal contract between the Company and a third party firm (the "counter-party"). When the Company purchases a cap or floor contract, the Company makes an up-front cash payment to the counter-party and the counter-party agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a "notional face" amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount times the difference between actual reference rates and the contracted strike rate. When the Company sells a cap or floor agreement, the Company receives a premium payment but may be liable for future payments based on movements in the reference rate.

         Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of the Company's swaps involve the exchange of either fixed interest payments for floating interest payments or the exchange of one floating interest payment for another floating interest payment based on a different index. Most of the interest rate swaps require that the Company provide collateral in the form of Mortgage Assets to the counterparty.

         Interest Rate Futures ("Futures") are contracts for the delivery of securities or cash in which the seller agrees to deliver on a specified future date, a specified instrument (or the cash equivalent), at a specified price or yield. Under these agreements, if the Company has sold (bought) the futures, the Company will generally receive additional cash flows if interest rates rise (fall). Conversely, the Company will generally pay additional cash flows if interest rates fall
         (rise).

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

         At December 31, 1997, the Company's weighted average assets and liabilities were matched within a twelve-month period in terms of adjustment frequency and speed of adjustment to market conditions assuming stable interest rates. Looking at these two factors only (and thus ignoring periodic and life caps and other risks such as basis risk and prepayment risk), the Company's net interest spread should be stable over time periods greater than twelve months. Substantially all of the Company's Mortgage Assets at December 31, 1997 had coupon rates that adjust to market levels at least every twelve months, with a weighted average term to reset of approximately four months. The majority of the Company's borrowings at December 31, 1997 will either mature or adjust to a market interest rate level within six months of such date. The short-term borrowings had a weighted average term to rate reset of 31 days at December 31, 1997. Both changes in coupon rates earned on assets and in the rates paid on borrowings are expected to be highly correlated with changes in LIBOR and/or Treasury rates (subject to the effects of periodic and lifetime caps).

         Although the Company believes it has developed a cost-effective asset/liability management program to provide a level of protection against interest rate, basis and prepayment risks, no strategy can completely insulate the Company from the effect of interest rate changes, prepayment risks, mortgage credit losses, defaults by counterparties, or liquidity risk. Further, certain of the Federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Company monitors carefully, and may have to limit, its asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Certain Federal Income Tax Considerations - General." In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks over the long-term.

              PREPAYMENT RISK MANAGEMENT

         The Company seeks to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage Assets with prepayment prohibitions and penalties, investing in certain Mortgage Securities structures which have prepayment protections, and, when possible, balancing Mortgage Assets purchased at a premium with Mortgage Assets purchased at a discount when such types of assets are available in the marketplace. In certain operating environments, including most of 1997, however, it has not been possible for the Company to acquire assets with a zero net balance of discount and premium. In such circumstances, the risk of earnings variability resulting from changes in prepayment rates rises. In addition, the Company may purchase interest-only strips, principal-only strips and/or other financial assets such as floors, calls, swaptions and futures, as a hedge against prepayment risks. The Company may also seek to create and sell interest-only and principal-only strips from existing assets to help manage prepayment risk. Prepayment risk is monitored by management and the Board of Directors through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

         The Company owns a variety of non-agency Mortgage Securities which are structured so that for several years they receive either less than or more than a pro rata share of principal repayments experienced in the underlying mortgage pool as a whole. In such Mortgage Securities, one or more classes of Senior Securities are ordinarily entitled to receive all principal prepayments on the underlying pool of loans until such Senior Securities have been paid down to a specified amount determined by formula. To illustrate, a Mortgage Security totaling $100 million of aggregate principal balance may be structured so that there is (i) $92 million face value of Senior Securities, (ii) Mezzanine Securities with a face value of $2 million providing credit support for the Senior Securities, (iii) Subordinated Securities with a face value of $6 million providing credit support for the Mezzanine Securities and the Senior Securities, and (iv) the $100 million face value of Senior Securities, Mezzanine Securities and Subordinated Securities had been issued in this format, the Mezzanine Securities or the Subordinated Securities would receive no principal prepayments on the underlying loans until the $92 million face value of Senior Securities had been paid down to a formula-determined amount, which would normally be expected to occur within a range of three to ten years depending on the rate of prepayments and other factors. The Company owns interests which are similar to the Senior Securities, Mezzanine Securities and Subordinated Securities in this example.

         During 1997, the Company received $973.1 million in principal payments on its Mortgage Assets. One commonly used measure of the average annual rate of prepayment of mortgage principal is the conditional prepayment rate ("CPR"). The CPR for the Company's Mortgage Assets was 25% for 1997. In addition to prepayments, the Company also receives scheduled mortgage principal payments (payments representing the normal principal amortization of a 30-year mortgage loan). Thus, the total amount of repayments of mortgage principal received each month exceeds the level of prepayments. The annualized rate of principal repayment (total principal received as a percent of average face value of Mortgage Assets) the Company experienced was 34%. The amortized cost of the Company's Mortgage Assets at December 31, 1997 was equal to 102.20% of the face value of the assets; the net premium was 2.20%. The smaller the level of net discount or premium, the less risk there is that fluctuations in prepayment rates will affect earnings. The Company may use interest rate agreements and other means to seek to mitigate the risk that premium amortization expenses may rise as mortgage prepayments increase in falling interest rate environments.

              MORTGAGE LOAN SECURITIZATION TECHNIQUES

         The Company expects to contract with conduits, financial institutions, mortgage bankers, investment banks and others to purchase Mortgage Loans which they are originating or holding in their portfolio. The Company anticipates that it will have sufficient purchasing power in some circumstances to induce origination firms to originate Mortgage Loans to the Company's specifications. The Company intends to enhance the value and liquidity of most of the Mortgage Loans it acquires by securitizing the loans into Mortgage Securities or pledging the loans to secure the issuance of long-term debt in the manner which will best meet its own needs.

         In addition to creating Mortgage Securities and issuing long-term debt with the Mortgage Loans in its portfolio, the Company also plans from time to time to "re-securitize" portions of its Mortgage Securities portfolio. In a re-securitization transaction, Mortgage Securities rather than Mortgage Loans are used as collateral to create new Mortgage Securities. This would typically be done as the Mortgage Loans underlying the Mortgage Securities improve in credit quality through seasoning, as values rise on the underlying properties or when the credit quality of junior classes of Mortgage Securities improve due to prepayment of more senior classes. Such transactions can result in improved credit ratings, higher market values and lowered borrowing costs. The Company believes that this built-in tendency of securitized mortgage bonds to improve in credit quality even if real estate prices remain level could be one of the most attractive aspects of the markets in which the Company will invest. In December 1997, the Company completed its first re-securitization.

         The Company may conduct its securitization activities through one or more taxable or REIT-qualifying subsidiaries formed for such purpose. In 1997, the Company formed Sequoia Mortgage Funding Corporation ("Sequoia"), a REIT-qualifying subsidiary, to carry out securitizations. During 1997, Sequoia completed three securitizations. The Company issued $1.3 billion of non-recourse debt, which appears on the balance sheet, and $0.05 billion of securities through a re-REMIC as a result of these securitizations.


                   CERTAIN FEDERAL INCOME TAX CONSIDERATIONS


         The following discussion summarizes certain Federal income tax considerations to the Company and its stockholders. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular stockholder in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their Common Stock as a "capital asset" (generally, property held for investment) under the Internal Revenue Code of 1986, as amended (the "Code"). Stockholders are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of the Common Stock, including the application and effect of Federal, state, local and foreign income and other tax laws.

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

         There can be no assurance that the Company will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company failed to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

         The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

         STOCK OWNERSHIP TESTS

         The capital stock of the Company must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. These stock ownership requirements must be satisfied by the Company each taxable year. The Company must solicit information from certain of its shareholders to verify ownership levels and its Articles of Incorporation provide restrictions regarding the transfer of the Company's shares in order to aid in meeting the stock ownership requirements. If the Company were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the recently enacted "good faith" exemption is available.

         ASSET TESTS

         The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

                  (a) at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the "75% Asset Test"); and

                  (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, and
                  (ii) 10% of the outstanding voting securities of any such issuer.

         The Company expects that substantially all of its assets will be Qualified REIT Real Estate Assets. In addition, the Company does not expect that the value of any non-qualifying security of any one entity would ever exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities.

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

                  (b) at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test"); and

                  (c) for four years prior to 1998, less than 30% of the Company's gross income must have been derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swaps and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) and certain "dealer" property (the "30% Gross Income Test").

         The Company intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of Mortgage Assets, to comply with the REIT Gross Income Tests. In particular, the Company will treat income generated by its interest rate caps and other hedging instruments as non-qualifying income for purposes of the 95% Gross Income Tests unless it receives advice from counsel that such income constitutes qualifying income for purposes of such test. Under certain circumstances, for example, (i) the sale of a substantial amount of Mortgage Assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in the qualifying income of the Company which may result in the non-qualifying income exceeding 5% of gross income, the Company may be unable to comply with certain of the REIT Gross Income Tests. See " - Taxation of the Company" below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

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

               QUALIFIED REIT SUBSIDIARIES

         The Company currently holds some of its assets through Sequoia Mortgage Funding Corporation, a wholly-owned subsidiary, which it believes is a "Qualified REIT Subsidiary". As such its assets, liabilities and income are generally treated as assets, liabilities and income of the Company for purposes of each of the above REIT qualification tests.

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

         TAXABLE SUBSIDIARIES

         Hedging activities and the creation of Mortgage Securities through securitization may be done through a taxable subsidiary of the Company. The Company and one or more other entities may form and capitalize one or more taxable subsidiaries. In order to ensure that the Company would not violate the more than 10% voting stock of a single issuer limitation described above, the Company would own only nonvoting preferred and nonvoting common stock or 10% or less of the voting common stock and the other entities would own all of the remaining voting common stock. The value of the Company's investment in such a subsidiary must also be limited to less than 5% of the value of the Company's total assets at the end of each calendar quarter so that the Company can also comply with the 5% of value, single issuer asset limitation described above under " - General - Asset Tests." The taxable subsidiary would not elect REIT status and would distribute only net after-tax profits to its stockholders, including the Company. Before the Company engages in any hedging or securitization activities or uses any such taxable subsidiary corporation, the Company will obtain an opinion of counsel to the effect that such activities or the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the REIT Asset and REIT Gross Income Tests.

         The Company recently formed, but is not yet operating, a taxable REIT subsidiary. There is currently proposed legislation in Congress (described below) which could, if passed, restrict or eliminate the Company's ability to use such taxable subsidiary.

         TAXATION OF STOCKHOLDERS

              COMMON STOCK

         Distributions (including constructive distributions) made to holders of Common Stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the Common Stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

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

         Upon a sale or other disposition of the Common Stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder's adjusted basis in such stock, which gain or loss will be mid-term if the stock was held for more than twelve months and long-term if the stock was held for more than eighteen months. Any loss on the sale or exchange of Common Stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of designated capital gain dividends received by such stockholder.

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

         TAXATION OF TAX-EXEMPT ENTITIES

         Subject to the discussion below regarding a "pension-held REIT," a tax-exempt stockholder is generally not subject to tax on distributions from the Company or gain realized on the sale of the Securities, provided that such stockholder has not incurred indebtedness to purchase or hold its Securities, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that the Company, consistent with its present intent, does not hold a residual interest in a REMIC that gives rise to "excess inclusion" income as defined under section 860E of the Code. However, if the Company were to hold residual interests in a REMIC, or if a pool of its assets were to be treated as a "taxable mortgage pool," a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income ("UBTI"). Although the Company does not believe that the Company, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

         CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS APPLICABLE TO FOREIGN HOLDERS

         The following discussion summarizes certain United States Federal tax consequences of the acquisition, ownership and disposition of Common Stock or Preferred Stock by an initial purchaser that, for United States Federal income tax purposes, is a "Non-United States Holder". Non- United States Holder means: not a citizen or resident of the United States; not a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof; or not an estate or trust whose income is includible in gross income for United States Federal income tax purposes regardless of its source. This discussion does not consider any specific facts or circumstances that may apply to particular non-United States Federal tax consequences of acquiring, holding and disposing of Common Stock or Preferred Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

              DIVIDENDS

         Dividends paid by the Company out of earnings and profits, as determined for United States Federal income tax purposes, to a Non-United States Holder will generally be subject to withholding of United States Federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business. Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his shares, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the earnings and profits of the Company, the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Non-United States Holder's United States Federal tax liability if it is subsequently determined that such distribution was, in fact, in excess of the earnings and profits of the Company. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Non-United States Holder, the dividend received by such holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax).

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

         Gain recognized by a Non-United States Holder upon a sale of either Common Stock or Preferred Stock will generally not be subject to tax under FIRPTA if the Company is a "domestically-controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-United States persons. Because only a minority of the Company's stockholders are expected to be Non-United States Holders, the Company anticipates that it will qualify as a "domestically- controlled REIT." Accordingly, a Non-United States Holder should not be subject to United States Federal income tax from gains recognized upon disposition of its shares.

              INFORMATION REPORTING AND BACKUP WITHHOLDING

         The Company will report to its U.S. shareholders and the Internal Revenue Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a shareholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A shareholders that does not provide the Company with its correct taxpayer identification number may also be subject to penalties imposed by the Internal Revenue Service. Any amount paid as backup withholding will be creditable against the shareholder's income tax liability. In addition, the Company may be required to withhold a portion of dividends and capital gain distributions to any shareholders who do not certify under penalties of perjury their non-foreign status to the Company.

              PROPOSED TAX LEGISLATION

         The President's 1999 Budget Plan (released on February 2, 1998) includes certain tax proposals applicable to REITs that may be relevant to the Company. In particular, one proposal would prohibit a REIT from owning more than 10% of the voting power or value of the stock of any corporation other than a "Qualified REIT Subsidiary". (The current 10% ownership limit described previously relates only to voting power.) This proposal is intended to limit the ability of REITs to form taxable subsidiaries to undertake activities that would otherwise give rise to non-qualifying income or assets if earned or held by a REIT directly. It is proposed to be effective with respect to stock acquired on or after the date of "first committee action" (by the House Ways & Means Committee or the Senate Finance Committee) and any grandfathering with respect to stock acquired prior to the date of "first committee action" would be terminated if the applicable corporation engages in a new trade or business or acquires substantial new assets after such date. To date no such committee action has occurred .

         Another proposal would generally expand the "five or fewer" stock ownership test to also limit entities from owning or controlling 50% of a REITs stock.

         It is unclear whether these or any of the President's other tax proposals will be enacted, and if so, in what form. It is therefore unclear whether (i) the Company will in fact be able to utilize its recently formed taxable subsidiary to achieve its intended benefits or
         (ii) will otherwise be adversely effected by the President's tax proposals.


                                  COMPETITION


         The Company believes that its principal competition in the business of acquiring and holding Mortgage Assets are financial institutions such as banks, savings and loans, life insurance companies, GSEs, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than the Company, the Company anticipates that it will be able to compete effectively and generate relatively attractive rates of return for stockholders due to its relatively low level of operating costs, relative freedom to securitize its assets, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of Mortgage Assets resulting in higher prices and lower yields on such Mortgage Assets.


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

                                   EMPLOYEES


         As of March 11, 1998, the Company had nineteen employees.


                                  RISK FACTORS


         In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.


         OPERATIONS RISKS

              GENERAL

         The results of the Company's operations are affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations depend on, among other things, the level of net interest income generated by the Company's Mortgage Assets, the market value of such Mortgage Assets, the supply of and demand for such Mortgage Assets and conditions in debt markets. The Company's net interest income varies primarily as a result of changes in short-term interest rates, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, borrowing costs and credit losses depend upon the nature and terms of the Mortgage Assets, the geographic location of the properties securing the Mortgage Loans included in or underlying the Mortgage Assets, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because changes in interest and prepayment rates may significantly affect the Company's activities, the operating results of the Company depend, in large part, upon the ability of the Company to effectively manage its interest rate and prepayment risks while maintaining its status as a REIT.


         RISKS OF SUBSTANTIAL LEVERAGE AND POTENTIAL NET INTEREST AND OPERATING LOSSES IN CONNECTION WITH BORROWINGS

              General

         The Company intends to continue to employ its financing strategy to increase the size of its Mortgage Asset investment portfolio by borrowing a substantial portion (which may vary depending upon the mix of the Mortgage Assets in the Company's portfolio and the application of the Risk-Adjusted Capital Policy requirements to such mix of Mortgage Assets) of the market value or, in the case of certain forms of long-term debt, face value of its Mortgage Assets. The Company expects generally to maintain a ratio of its total book capital base (book value of capital accounts, retained earnings and subordinated debt deemed by management to qualify as capital for this purpose, taking into account valuation adjustments) to book value of total Mortgage Assets of between 3% and 15%, although the percentage may vary from time to time depending upon market conditions and other factors deemed relevant by management. However, the Company is not limited under its Bylaws in respect of the amount of its borrowings, whether secured or unsecured, and the aggregate percentage of total equity capital could at times be outside of this range. If the returns on the Mortgage Assets purchased with borrowed funds fail to cover the cost of the borrowings, the Company may experience net income losses. In addition, through increases in haircuts, decreases in the market value of the Company's Mortgage Assets, increases in interest rate volatility, availability of financing in the market, rating agency and bond insurer requirements for long-term financing circumstances then applicable in the lending market and other factors, the Company may not be able to achieve the degree of leverage it believes to be optimal, which may cause the Company to be less profitable than it would be otherwise.


              Risk of Failure to Refinance Outstanding Borrowings

         Additionally, the ability of the Company to achieve its investment objectives depends not only on its ability to borrow money in sufficient amounts and on favorable terms but also on the Company's ability to renew or replace on a continuous basis its maturing short-term borrowings. At December 31, 1997, the Company relied on short-term borrowings to fund over 50% of its Mortgage Assets that have adjustable-rate coupons and long-term maturities. The Company may, in the future, utilize short-term borrowings to fund hybrid and fixed-rate Mortgage Assets. The Company has not, at the present time, entered into any long-term commitment agreements under which a lender would be required to enter into new borrowing agreements during a specified period of time; however, the Company may enter into one or more of such commitment agreements in the future if deemed favorable to the Company. In the event the Company is not able to renew or replace maturing borrowings, the Company could be required to sell Mortgage Assets under adverse market conditions and could incur losses as a result. In addition, in such event, the Company may be required to terminate Interest Rate Agreements, which could result in further costs to the Company. An event or development such as a sharp rise in interest rates or increasing market concern about the value or liquidity of a type or types of Mortgage Loans or Mortgage Securities which are short-term funded will reduce the market value of the Mortgage Assets, which would likely cause lenders to require additional collateral. At the same time, the market value of the short-term funded Mortgage Assets in which the Company's liquidity capital is invested may have decreased. A number of such factors in combination may cause difficulties for the Company, including a possible liquidation of a major portion of the Company's Mortgage Assets at disadvantageous prices with consequent losses, which could have a materially adverse effect on the Company and its solvency.


              Risk of Decline in Market Value of Mortgage Assets; Margin Calls

         Certain of the Company's Mortgage Assets may be cross-collateralized to secure multiple short-term borrowing obligations of the Company from a single lender. A decline in the market value of such Mortgage Assets may limit the Company's ability to borrow or result in lenders initiating margin calls on the Company's short-term debt (i.e., requiring a pledge of cash or additional Mortgage Assets to re-establish the ratio of the amount of the borrowing to the value of the collateral). In the event that the Company acquires fixed-rate or hybrid Mortgage Assets pursuant to its Asset Acquisition/Capital Allocation Policies, such fixed-rate Mortgage Assets, if funded with short-term debt, may be more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate or hybrid Mortgage Assets than adjustable-rate Mortgage Assets. This remains true despite effective hedging against such fluctuations as the hedging instruments may not be part of the collateral securing the collateralized borrowings. Additionally, it may be difficult to realize the full value of the hedging instrument when desired for liquidity purposes due to the applicable REIT Provisions of the Code. The Company could be required to sell Mortgage Assets under adverse market conditions in order to maintain liquidity. Such sales may be effected by management when deemed necessary in order to preserve the capital base of the Company. If these sales were made at prices lower than the amortized cost of the Mortgage Assets, the Company would experience losses. A default by the Company under its short-term or long-term collateralized borrowings could also result in a liquidation of the collateral, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed. Additionally, in the event of a bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy code, the effect of which is, among other things, to allow the creditors under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under such agreements without delay.

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


              RISK OF DECREASE IN NET INTEREST INCOME DUE TO INTEREST RATE FLUCTUATIONS; PREPAYMENT RISKS OF MORTGAGE ASSETS

         The Company's Mortgage Assets bear, and the Company expects that some of the Company's Mortgage Assets in the future will continue to bear, adjustable interest or pass-through rates based on short-term interest rates, and substantially all of the Company's borrowings connected with adjustable-rate assets will bear interest at short-term rates. Such borrowings, if short-term, will typically have maturities or resets of less than one year. Consequently, changes in short-term interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising short-term rates will also increase the costs of borrowings by the

         Company which will be utilized to fund the Mortgage Assets and, to the extent such costs rise more rapidly than the yields on such Mortgage Assets, the Company's net interest income, in the short-term, may be reduced or a net loss may result. Conversely, decreases in short-term interest rates may decrease the interest cost on the Company's borrowings more rapidly than the yields on the Mortgage Assets and, hence, may increase the Company's net interest income in the short-term. In some circumstances, however, the yield on the Company's Mortgage Assets may fall faster than the Company's cost of funds, thus decreasing net interest income. In the longer-term, lower short-term interest rates are expected to be more likely to lead to lower net income and higher short-term interest rates are expected to be more likely to lead to higher net income, all other factors being equal. No assurance can be given as to the amount or timing of changes in interest rates or their effect on the Company's Mortgage Assets, borrowings or net interest income.

         Mortgage Asset prepayment rates vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of adjustable-rate, fixed-rate and hybrid Mortgage Loans and Mortgage Securities backed by adjustable-rate, fixed-rate and hybrid Mortgage Loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such assets and decrease when mortgage interest rates exceed the then-current interest rates on the assets, although such effects are not predictable. Prepayment experience also may be affected by the geographic location of the property securing the Mortgage Loans, the assumability of the Mortgage Loans, conditions in the housing and financial markets, general economic conditions and other factors. In addition, prepayments on ARMs are affected by the ability of the borrower to convert an ARM to a fixed-rate loan and by conditions in the fixed-rate mortgage market. If the interest rates on ARMs increase at a rate greater than the interest rates on fixed-rate Mortgage Loans, prepayments on ARMs may tend to increase. In periods of fluctuating interest rates, interest rates on ARMs may exceed interest rates on fixed-rate Mortgage Loans, which may tend to cause prepayments on ARMs to increase at a rate greater than anticipated. The Company seeks to minimize prepayment risk through a variety of means, including structuring a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage Assets with prepayment prohibitions and penalties, investing in certain Mortgage Securities structures which have prepayment protection, balancing Mortgage Assets purchased at a premium with Mortgage Assets purchased at a discount and prepayment hedging. In certain operating environments, however, it may not be possible for the Company to acquire assets with a zero net balance of discount and premium. The Company may choose not to hedge prepayment risk, and any such hedges may not be effective. In such circumstances, the risk of earning variability resulting from changes in prepayment rates may rise. In addition, the Company has purchased interest-only strips and may in the future purchase interest-only and principal-only strips to a limited extent. No strategy can completely insulate the Company from prepayment risks arising from the effects of interest rate changes while simultaneously meeting returns acceptable to shareholders.

         Changes in anticipated prepayment rates of Mortgage Assets could affect the Company in several adverse ways. The faster than anticipated prepayment of any adjustable-, hybrid- or fixed-rate Mortgage Asset with a premium balance that is owned by the Company would generally result in a faster than anticipated write-off any remaining unamortized premium amount and consequent reduction of the Company's net interest income by such amount. In addition, increased prepayments may disadvantage the Company in environments where the Company can only acquire assets with lower returns than its existing assets. In addition, a, portion of the adjustable-rate Single-Family Mortgage Loans acquired or to be acquired by the Company (either directly as Mortgage Loans or through Mortgage Securities backed by Mortgage Loans) have or will have been recently originated and may still bear initial interest rates which are lower than their "fully-indexed" rates (the applicable index plus margin). In the event that such an ARM is prepaid faster than anticipated prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have experienced an adverse effect on its net interest income during the time it held such ARM compared with holding a fully-indexed ARM and will have lost the opportunity to receive interest at the fully-indexed rate over the expected life of the ARM. These effects may be mitigated to the extent such ARMs were acquired at a discount to face value.


             RISK OF FAILING TO HEDGE AGAINST INTEREST RATE CHANGES EFFECTIVELY; RISK OF LOSSES ASSOCIATED WITH HEDGING; COUNTERPARTY RISKS

         The Company's operating strategy subjects it to interest and prepayment rate risks as described above. The Company follows an asset/liability management program intended to partially protect against interest rate changes and prepayments. Nevertheless, developing an effective asset/liability management strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate changes and prepayments and the Company does not attempt to hedge away all such risks. In addition, there can be no assurance that the Company's hedging activities will have the desired beneficial impact on the Company's results of operations or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising and volatile interest rates. The Company may increase its hedging activity, and thus increase its hedging costs, during such periods when interest rates are volatile or rising and/or when hedging costs have increased. Moreover, Federal tax laws applicable to REITs may substantially limit the Company's ability to engage in asset/liability management transactions. Such Federal tax laws may prevent the Company from effectively implementing hedging strategies that the Company determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates and prepayments.

         The Company purchases and sells from time to time interest rate caps, interest rate swaps, interest rate futures and similar instruments to attempt to mitigate the risk of the cost of its variable-rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising rates to modify the characteristics of any fixed-rate loan issuance or to hedge the anticipated issuance of future liabilities or the market value of certain assets. In this way, the Company intends generally to hedge as much of the interest rate risk and prepayment risk as management determines is in the best interests of the stockholders of the Company given the cost of such hedging transactions and the need to maintain the Company's status as a REIT. In this regard, the amount of income the Company may earn from its interest rate caps and other hedging instruments is subject to substantial limitations under the REIT Provisions of the Code. In particular, when the Company earns income under such instruments, it will seek advice from tax counsel as the whether such income constitutes qualifying income for purposes of the 95% Gross Income Test and as to the proper characterization of such arrangements for purposes of the REIT Asset Tests. This determination may result in management electing to have the Company bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is prudent.

         In the event that the Company purchases interest rate caps or floors or enters into other contractual interest rate agreements, and the provider of interest rate agreements becomes financially unsound or insolvent, the Company may be forced to unwind its interest rate agreements with such provider and may take a loss on such interest rate agreements. Although the Company intends to purchase interest rate agreements only from financially sound institutions and to monitor the financial strength of such institutions on an on-going basis, no assurance can be given that the Company can avoid such third party risks.


              RISK OF LOSS ON SINGLE-FAMILY MORTGAGE ASSETS

         At December 31, 1997, 54% of the Mortgage Assets owned by the Company were Mortgage Securities. The Company bears the risk of loss on any Mortgage Securities it purchases in the secondary mortgage market or otherwise. However, 99% of Mortgage Securities at December 31, 1997, are either Agency Certificates or are generally structured with one or more types of credit enhancement. To the extent third parties have been contracted to provide the credit enhancement, the Company is dependent in part upon the creditworthiness and claims-paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Further, the insurance coverage for various types of losses is limited in amount and losses in excess of the limitation may be borne by the Company. The Company generally does not intend to obtain credit enhancements such as mortgage pool or special hazard insurance for its Single-Family Mortgage Loans, other than FHA insurance, VA guarantees and private mortgage insurance, in each case relating only to individual Mortgage Loans. Accordingly, during the time it holds such Mortgage Loans for which third party insurance is not obtained, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Single-Family Mortgage Loan held by the Company, including, without limitation, any event of default resulting from higher default levels as a result of declining property values and worsening economic conditions, among other factors, the Company would bear the risk of loss of principal to the extent of any deficiency between the value of the related mortgage property, plus any payments from an insurer or guarantor, and the amount owing on the Mortgage Loan. Defaulted Mortgage

         Loans may also cease to be eligible collateral for short-term borrowings and, to the extent not funded with long-term, non-recourse debt, would have to be financed by the Company out of other funds or funded with equity until ultimately liquidated, resulting in increased financing costs, reduced net income or a net loss.



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

         The Company is building a credit reserve for potential future credit losses through its credit provisions. To the extent credit losses experienced in the future exceed anticipated levels, the amount of credit provisions may be increased, negatively impacting the Company's income under Generally Accepted Accounting Principles ("GAAP"). Moreover, for tax purposes, credit losses are not covered by the GAAP credit provisions; rather, credit losses reduce the Company's taxable income in the period in which they are realized and hence would reduce the dividends payable for such period.


         OTHER RISKS

              DEPENDENCE ON KEY PERSONNEL

         The Company's operations depend significantly upon the contributions of its executive officers, many of whom may be difficult to replace. Although all executive officers currently have employment agreements with the Company, there can be no assurance of the continued employment of all such officers. The loss of any key person could have a material adverse effect on the Company's business and results of operations.


              CAPITAL STOCK PRICE VOLATILITY RISK

         With respect to the public market for the Common Stock, it is likely that the market price of the Common Stock will be influenced by any variation between the net yield on the Company's Mortgage Assets and prevailing market interest rates and by the market's perception of the Company's ability to achieve earnings growth. The Company's earnings will be derived primarily from any positive spread between and yield on the Company's Mortgage Assets and the cost of the Company's borrowings. The positive spread between the yield on the Company's Mortgage Assets and the cost of borrowings will not necessarily be stable regardless of the Company's business strategy to achieve such result over longer periods of time. If the anticipated or actual net yield on the Company's Mortgage Assets declines or if prevailing short-term market interest rates rise, thereby decreasing the positive spread between the net yield on the Mortgage Assets and the cost of the Company's borrowings, the market price of the Common Stock may be adversely affected. The market price of the Company's Common Stock may also be influenced by real or perceived future earnings variability caused by changes in prepayment rates. In addition, if the market price of other REIT stocks decline for any reason, or there is a broad-based decline in real estate values or in the value of the Company's Mortgage Assets and the market price of the Common Stock has been adversely affected due to any of the foregoing reasons, the liquidity of the Common Stock may be negatively impacted and investors who may desire or be required to sell shares of Common Stock may experience losses.


              RECENT PROPOSED TAX LEGISLATION

         The President's recently released 1999 Budget Plan includes certain proposed legislative changes which, if enacted, could adversely affect the Company and its ability to engage in certain activities. Under the President's proposals, among other things, a REIT would be prohibited from owning more than 10 percent of the stock of a corporation (other than a "Qualified REIT Subsidiary") measured either by vote or by value, rather than more than 10 percent of the voting stock of such a corporation as under current law. If this proposal is adopted, the Company will be unable to establish taxable subsidiaries through which to engage in non-qualifying activities, such as the holding of property primarily for sale in the ordinary course of business or certain hedging activities. It is impossible to predict at this time whether one or more of the President's proposals, or other proposals which would similarly affect the Company, will ultimately be adopted. See "Certain Federal Income Tax Considerations - Proposed Tax Legislation".

ITEM 2.  PROPERTIES

         The Company's executive and administrative offices are located at 591 Redwood Highway, Suite 3100, Mill Valley, California 94941, telephone
         (415) 389-7373. Such offices are leased under a lease expiring on May 5, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 1997, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of January 28, 1998, the Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol RWT. Prior to that date, the Company's Common Stock was traded on the over-the-counter market and was quoted on the Nasdaq National Market under the symbol RWTI. The Company's Common Stock was held by approximately 400 holders of record on March 11, 1998 and the total number of beneficial shareholders holding stock through depository companies was approximately 4,000. The high and low closing sales prices of shares of the Common Stock as reported on the New York Stock Exchange or the Nasdaq National Market composite tape and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

                                             Stock Prices         Dividends
                                          High          Low        Declared
                                        ------------------------------------
            Year Ended
            December 31, 1998
            -----------------

            First Quarter (through
            March 11, 1998)               $22 1/2     $18 5/8        N/A


            Year Ended
            December 31, 1997
            -----------------

            First Quarter                 $56 3/4     $36 1/2      $0.60
            Second Quarter                $57 1/8     $39 1/4      $0.60
            Third Quarter                 $50         $27 7/8      $0.60


            Fourth Quarter                $31 3/4     $19 9/16     $0.35


            Year Ended
            December 31, 1996
            -----------------

            First Quarter                 $21 3/4     $18 3/4      $0.46
            Second Quarter                $28         $19 3/8      $0.40

            Third Quarter                 $32 1/4     $23 1/4      $0.40
            Fourth Quarter                $37 1/2     $31 1/4      $0.41


The Company intends to pay quarterly dividends. The Company intends to make distributions to its stockholders of all or substantially all of its taxable income each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the taxable earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Preferred Stock. As of December 31, 1997, the full cumulative dividends have been paid on the Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 1997, 1996 and 1995 and for the period from commencement of operations on August 19, 1994 to December 31, 1994. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


------------------------------------------------------------------------------------------------------------------------------
            (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                             PERIOD FROM
                                                                    YEARS ENDED DECEMBER 31,                AUGUST 19, 1994 TO
                                                          1997               1996               1995        DECEMBER 31, 1994
                                                      ------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
    Interest income                                   $   198,604        $    67,284        $    15,726        $     1,296
    Interest expense                                      160,277             49,191             10,608                760
    Interest rate agreement expense                         3,741              1,158                339                  8
    Net interest income                                    34,586             16,935              4,779                528
    Net income                                             27,561             12,685              3,155                382
    Net income available to common stockholders       $    24,746        $    11,537        $     3,155        $       382
    Net taxable income                                $    29,964        $    15,168        $     3,832        $       354
    Net taxable income available to common
       stockholders                                   $    27,149        $    14,020        $     3,832        $       354
    Weighted average shares of common stock and
       common stock equivalents - "diluted"            13,680,410          8,744,184          3,703,803          1,916,846
    Diluted earnings per share                        $      1.81        $      1.32        $      0.85        $      0.20
    Dividends declared per Class A preferred
       share                                                  N/A                N/A        $     0.500        $     0.250
    Dividends declared per Class B preferred
       share                                          $     3.020        $     1.141                N/A                N/A
    Dividends declared per common share               $     2.150        $     1.670        $     0.460                N/A
BALANCE SHEET DATA:
    Mortgage assets                                   $ 3,366,622        $ 2,153,428        $   432,244        $   117,477
    Total assets                                      $ 3,444,197        $ 2,184,197        $   441,557        $   121,528
    Short-term debt                                   $ 1,914,525        $ 1,953,103        $   370,316        $   100,376
    Long-term debt                                    $ 1,172,801               --                 --                 --
    Total liabilities                                 $ 3,109,660        $ 1,973,192        $   373,267        $   101,248
    Total stockholders' equity                        $   334,537        $   211,005        $    68,290        $    20,280
    Number of Class A preferred shares
       outstanding                                           --                 --                 --            1,666,063
    Number of Class B preferred shares
       outstanding                                        909,518          1,006,250               --                 --
    Number of common shares outstanding                14,284,657         10,996,572          5,517,299            208,332
OTHER DATA:
    Average assets (amortized cost)                   $ 3,036,725        $   999,762        $   220,616        $    58,414
    Average borrowings                                $ 2,709,208        $   861,316        $   174,926        $    37,910
    Average equity                                    $   307,029        $   131,315        $    43,349        $    20,137
    Interest rate spread                                     0.68%              1.09%              1.11%              0.72%
    Net interest margin                                      1.14%              1.69%              2.17%              2.50%
    Operating expenses as a percent of net
       interest income                                      13.47%             15.08%             23.66%             27.73%
    Operating expenses as a percent of average
       assets                                                0.15%              0.26%              0.51%              0.69%
    Operating expenses as a percent of average
       equity                                                1.52%              1.94%              2.61%              2.01%
    Return on average assets                                 0.91%              1.27%              1.43%              1.81%
    Average assets/average equity                           9.89x              7.61x              5.09x              2.93x
    Return on average equity                                 8.98%              9.66%              7.28%              5.25%
    Credit reserves                                   $     4,931        $     2,180        $       490               --
    Actual credit losses                              $       179        $         7        $         4               --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

         SAFE HARBOR STATEMENT

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc. (the "Company") and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on Page 27 of this Form 10-K.

         OVERVIEW

         Redwood Trust, Inc. is a financial institution specializing in the single-family residential mortgage spread lending business. The Company earns net income to the extent that the interest income it earns from its mortgage loans and securities exceeds the cost of borrowed funds, hedging, credit loss expenses and operating expenses.

         The Company seeks to earn net interest income from first-lien single-family residential mortgage loans and securities underwritten to "A" or "prime" quality standards. The Company believes its primary competitors in the "A" quality mortgage spread lending business are banks, savings and loans, insurance companies, the two government-sponsored mortgage entities ("GSEs": Fannie Mae and Freddie
         Mac) and other mortgage Real Estate Investment Trusts ("REITs").

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

         RESULTS OF OPERATIONS

         Mortgage Asset Acquisitions, Principal Repayments and Net Asset Growth

         In the fourth quarter of 1997, the Company acquired $342 million in mortgage assets, including $275 million in mortgage loans and $67 million in mortgage securities. The Company received mortgage principal repayments of $347 million and sold mortgage securities for $46 million during this period. The net decline in total assets was $81 million, or 2%, in the fourth quarter of 1997.

         In 1997, the Company acquired $1.3 billion in mortgage loans and $1.0 billion in mortgage securities. The Company received mortgage principal repayments of $973 million and sold mortgage securities for $88 million. Total assets grew by $1.3 billion, or 58%, to $3.4 billion.

         In 1996, the Company acquired $0.5 billion in mortgage loans and $1.5 billion in mortgage securities. The Company received mortgage principal repayments of $258 million. Total assets grew by $1.7 billion, or 395%, to $2.2 billion.

         Through December 31, 1997, all mortgage loans acquired have been high-quality, adjustable-rate, first-lien mortgages on single-family residential properties. All mortgage securities acquired have represented securitized interests in pools of adjustable rate, single-family mortgage loans.

         One commonly used measure of the average annual rate of prepayment of mortgage principal is the conditional prepayment rate ("CPR"). The CPR for the Company's mortgage loans and the mortgages contained in the pools underlying its mortgage securities increased from 19% in 1995 to 25% in both 1996 and 1997. The CPR rate of the Company's mortgage asset portfolio in the fourth quarter of 1997 was 27%. The CPR rate of the Company's mortgage asset portfolio has ranged between 23% and 29% since the fourth quarter of 1995.

         In addition to prepayments, the Company also receives scheduled mortgage principal payments (payments representing the normal principal amortization of a 30-year mortgage loan). Some mortgage securities owned by the Company are subject to call provisions and some receive accelerated payments, i.e., a greater than pro-rata share of principal repayments generated by the underlying mortgage pool. Thus the total amount of repayment of mortgage principal received each month exceeds the level of prepayments. The average annualized rate of mortgage principal repayment from all of these sources as a percent of the average principal balance of mortgage assets increased from 18% in 1995 to 27% in 1996 to 34% in 1997. Principal repayments from all sources accelerated to 43% in the fourth quarter of 1997. The annualized rate of mortgage principal repayment of the Company's mortgage assets has ranged between 26% and 32% from the fourth quarter of 1995 through the third quarter of 1997.

         Creation of Mortgage Equity Interests, Issuance of Long-Term Debt,
         REMICs

         Over the past year, the Company has concentrated on reducing liquidity risk and other risks on its balance sheet by replacing short-term debt with long-term debt. It has done this through the creation of "mortgage equity interests." The Company defines a mortgage equity interest as the ownership of the equity portion of a mortgage spread lending "subsidiary trust" wherein the assets of the trust are funded with long-term debt or similar instruments, the debt and other liabilities of the trust are non-recourse to the Company, and liquidity risk is essentially eliminated. Mortgage equity interests can be created through transactions structured as collateralized mortgage bonds, collateralized bond obligations, REMICs, FASITs and other means.

         Through its special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"), the Company issued $1.3 billion of non-recourse, floating-rate, long-term debt in 1997 in the form of collateralized mortgage bonds. The Company used the proceeds to reduce short-term debt. All of the long-term debt is rated AAA, amortizes at approximately the same rate as the collateral and has a 10% lifetime interest rate cap. On a consolidated basis, long-term debt at year end was $1.2 billion and represented 38% of total debt. At year end, the investment in the mortgage equity interests created through the Sequoia program totaled $49 million. Liquidity and market value fluctuation risk for that portion of the Company's equity base has been substantially eliminated. Recognizing this risk reduction, the Company requires significantly lowered Risk-Adjusted Capital guideline amounts for Sequoia assets as opposed to assets held in the Redwood Trust parent corporation funded with short-term debt. As a result, the Company's overall weighted average Risk-Adjusted Capital guideline equity-to-assets ratio declined from 9.97% at the end of 1996 to 7.51% at the end of 1997.

         In 1994 and 1995, the Company acquired a $55 million portfolio of mortgage equity interests which had been created by others in the form of subordinated tranches of REMIC transactions. The Company was able to effectively re-finance this portfolio of mortgage equity interests in December 1997 through a non-recourse re-REMIC transaction with an insurance company as the counter-party. Through this transaction, the Company was able to reduce its net equity capital investment in this portfolio from $20 million to $9 million. This transaction significantly reduced the Company's credit risk and liquidity risk from this portfolio, while at the same time enhanced the Company's return on equity from these assets and freed up a substantial portion of the Company's original capital investment in this portfolio for reallocation to fund future growth opportunities.

         Although this re-REMIC transaction is most easily understood as a financing, it qualified as a sale for accounting purposes. As a result, the company recognized a gain on sale from the re-REMIC of $0.54 million for GAAP income and $0.35 million for taxable income and the net amount of $46.4 million of assets in the REMIC which were refinanced through the issuance of re-REMIC securities do not appear on the Company's consolidated balance sheet.

         Mortgage equity interests created and retained by the Company through the re-REMIC and Sequoia transactions totaled $58 million at year end. The Company generally intends to fund ownership of mortgage equity interests with equity capital rather than through the use of debt. Over 17% of the Company's equity base was allocated to mortgage equity interests at year end 1997. The Company intends to seek to increase this allocation over time through the creation of additional mortgage equity interests and through the acquisition of mortgage equity interests created by others.

         Interest Income

         From the third quarter of 1997 to the fourth quarter of 1997, interest income declined by 5%. This decrease was the result of lower coupon rates and higher prepayments. In the fourth quarter of 1997, average earning assets of $3.30 billion generated interest income of $54.0 million. In the third quarter of 1997, average earning assets of $3.33 billion generated interest income of $56.5 million.

         In the fourth quarter of 1997, the Company's earning asset yield (interest income annualized and divided by the average daily amortized cost of earning assets) of 6.54% was below the yield of 6.80% achieved in the third quarter of 1997. The average mortgage coupon rate (mortgage interest payments annualized and divided by the average daily principal value of mortgages) fell from 7.77% to 7.70%. The coupon yield on the Company's average amortized cost of 102.2% for the Company's mortgages also fell 0.07%, from 7.60% to 7.53%. Net mortgage premium and discount amortization expenses increased from $6.9 million to $8.2 million from the third to the fourth quarter of 1997. These expenses reduced the yield on earning assets by 0.98% in the fourth quarter of 1997 and 0.79% in the third quarter of 1997. This 0.19% reduction in yield due to prepayments and the 0.07% drop in coupon rates resulted in the yield on earning assets falling by 0.26% in the fourth quarter of 1997 from the previous quarter.

         From 1996 to 1997, interest income increased by 195%. From 1995 to 1996, interest income increased by 328%. These increases were driven primarily by a 203% increase in average earning assets (mortgage assets plus cash) from 1996 to 1997 and a 355% increase in average earning assets from 1995 to 1996. In 1997, the Company's average earning assets of $2.95 billion generated interest income of $198.6 million. In 1996, average earning assets of $0.97 billion generated interest income of $67.3 million. In 1995, average earning assets of $0.21 billion generated interest income of $15.7 million.

         In 1997, the Company's earning asset yield was 6.74%. The average mortgage coupon rate was 7.72%. Since the Company's average amortized cost was 102.1% of mortgage principal value during the year, the coupon yield on amortized cost for the Company's mortgages was 7.56%. Net mortgage premium amortization expenses of $23.4 million reduced the coupon yield by 0.81% for a net mortgage yield of 6.75%. The yield earned on the Company's cash balances during the year was 5.53%; the blended earning asset yield was 6.74%.

         The Company's earning asset yield was 6.93% in 1996. The average mortgage coupon rate was 7.55%. Since the Company's average amortized cost for mortgage assets was 100.7% of mortgage principal value during the year, the coupon yield on amortized cost for the Company's mortgages was 7.50%. Net mortgage premium amortization expenses of $5.2 million reduced the coupon yield by 0.55% for a net mortgage yield of 6.95%. The yield earned on the Company's cash balances during the quarter was 5.51%, bringing the overall 1996 blended earning asset yield to 6.93%.

         The Company's earning asset yield was 7.36% in 1995. The average mortgage coupon rate was 7.16%. Since the Company's average amortized cost for mortgage assets was 99.0% of mortgage principal value during the year, the coupon yield on amortized cost for the Company's mortgages was 7.23%. Net mortgage discount amortization income of $0.36 million increased the coupon yield by 0.17% for a net mortgage yield of 7.40%. The yield earned on the Company's cash balances during the quarter was 5.43%, bringing the overall 1995 blended earning asset yield to 7.36%.

         The 6.74% earning asset yield for 1997 was lower than the 6.93% for 1996. The actual coupon yield on the mortgage assets was slightly higher in 1997 than in 1996 (7.56% versus 7.50%). The Company's average amortized cost for mortgage assets, however, was higher in 1997 than in 1996 (102.1% versus 100.7%) as was the total mortgage principal repayment rate (34% versus 27%). The reduction in mortgage yield due to net premium amortization expense increased from 0.55% in 1996 to 0.81% in 1997.

         The 6.93% earning asset yield for 1996 was lower than the 7.36% for 1995. The actual coupon yield on the mortgage assets was higher in 1996 than in 1995 (7.50% versus 7.23%). The Company's average amortized cost for mortgage assets, however, was higher in 1996 than in 1995 (100.7% versus 99.0%) as was the total mortgage principal repayment rate (27% versus 18%). The negative impact to mortgage yield due to net premium amortization expense was 0.55% in the 1996, whereas net discount amortization income contributed 0.17% to mortgage yield in 1995.

         During 1996 and 1997, the Company generally acquired mortgage assets with lower risk characteristics than those assets previously acquired. As a result, average credit quality improved, with the percentage of the balance sheet consisting of subordinated mortgage securities rated below AA falling from 12.4% at the end of 1995 to 2.5% at the end of 1996 to 0.3% at the end of 1997. This change in asset mix was one of the factors allowing significant decreases in the equity-to-assets capital adequacy guideline as determined by the Company's Risk-Adjusted Capital Policy.

         The lower risk assets acquired by the Company generally had higher acquisition prices reflecting their lower risk. As a result, the Company earned a lower yield on these mortgages. This is part of the Company's current strategy of seeking to earn higher returns on equity over time by utilizing lower-risk, reduced spread assets in conjunction with greater leverage. To some degree, the slight decrease in the earning asset yield in 1997 also reflects the high pricing levels (relative to the risk) for mortgages that have prevailed in the mortgage market for several quarters.

         Interest Expense

         From the third quarter of 1997 to the fourth quarter of 1997, interest expense increased by 1%. Total average borrowings remained relatively stable. In the third quarter of 1997, average borrowings were $3.05 million of which 12% were long-term borrowings. In the fourth quarter of 1997, average borrowings were $3.06 million of which 20% were long-term borrowings. This increase in higher cost long-term borrowings, combined with a slight increase in short-term interest rates, resulted in an increase in the Company's cost of funds from 6.02% to 6.09% from the third to the fourth quarter of 1997.

         From 1996 to 1997, interest expense increased by 226%. This increase was driven primarily by a 215% increase in average borrowings from 1996 to 1997. Average borrowings were $0.86 billion in 1996 and $2.71 billion in 1997. Borrowings increased at a slightly faster rate during 1997 than did earning assets (215% versus 203%) as the Company utilized a greater percentage of debt rather than equity to fund its growing mortgage operations. The average equity-to-assets ratio for the Company was 10.1% in 1997 as compared to 13.1% in 1996.

         An additional factor driving the increase in interest expense from 1996 to 1997 was a 0.21% increase in the Company's cost of funds from 5.71% in 1996 to 5.92% in 1997. This increase reflects higher levels of short-term interest rates; the average daily one month LIBOR rate was 0.19% higher in 1997 than in 1996. The increase in cost of funds also reflects the issuance of long-term debt during the third and fourth quarters of 1997 and a change in the mix of assets towards mortgage loans rather than mortgage securities.

         From 1995 to 1996, interest expense increased by 364%. This increase was driven primarily by a 392% increase in average borrowings from 1995 to 1996. Average borrowings were $0.17 billion in 1995. Borrowings increased at a faster rate during 1996 than did earning assets (392% versus 355%) as the Company utilized a greater percentage of debt rather than equity to fund its growing mortgage operations. The average equity-to-assets ratio for the Company was 13.1% in 1996 as compared to 19.6% in 1995. The Company's cost of funds decreased by 0.35% from 6.06% in 1995 to 5.71% in 1996. The decrease in cost of funds primarily reflects the decrease in short-term interest rates during this period; the average daily one month LIBOR rate was 0.52% lower in 1996 than in 1995. The Company's cost of funds did not fall by the full 0.52% decline in short-term rates due to a change in the mix of assets towards mortgage loans rather than mortgage securities and because the average term-to-next-rate-adjustment of the Company's liabilities exceeded one month so the cost of funds did not drop as quickly as the one month LIBOR rate did.

         Interest Rate Agreements Expense

         Interest rate agreements are a form of interest rate insurance, or hedging, which the Company utilizes to reduce the effects that large changes in interest rates could have on its balance sheet and earnings. The Company seeks to hedge, in part, the market value and earnings risks arising from the life caps, periodic caps and the fixed coupon period to the next adjustment date for its adjustable-rate mortgage assets. The Company also, in part, may hedge the market value of acquired mortgage loans prior to securitization into a mortgage equity interest, hedge the anticipated issuances of liabilities, hedge premium amortization risk that may arise from falling interest rates, and hedge the risk arising from any hybrid or fixed rate mortgages which are funded short-term or on a non-matched basis. The Company may use interest rate agreements for other hedging purposes as well.

         Interest rate agreements expense increased from $1.03 million in the third quarter of 1997 to $1.27 million in the fourth quarter of 1997. This net expense increased as a percent of average assets from 0.12% to 0.15%, and as a percent of average borrowings from 0.14% to 0.17%. This increase was due to an increase in the number of interest rate agreements which were effective during the fourth quarter.

         From 1996 to 1997, net interest rate agreement expense grew by 222%, from $1.16 million to $3.74 million. The net interest rate agreement expenses grew during this period as total assets and borrowings grew. In 1996, interest rate agreement expenses represented 0.12% of average assets and 0.13% of average borrowings. In 1997, net interest rate agreement expense represented 0.12% of average assets and 0.14% of average borrowings.

         From 1995 to 1996, net interest rate agreement expense grew by 241%, from $0.34 million to $1.16 million. Net interest rate agreement expenses grew during this period as total assets and borrowings grew. In 1995, net interest rate agreement expenses represented 0.15% of average assets and 0.19% of average borrowings.

         Net Interest Income

         Net interest income is interest income less interest expense and net interest rate agreement expenses. Net interest income decreased from $9.6 million in the third quarter of 1997 to $6.2 million in the fourth quarter of 1997. The Company's interest rate spread narrowed due to a decline in the yield on earning assets and an increase in the cost of funds during these periods as discussed above.

         Net interest income increased from $16.9 million in 1996 to $34.6 million in 1997, an increase of 104%. This increase was driven by balance sheet growth. Growth in net interest income was less than the growth in average equity of 133%. Net interest income as a percentage of average equity decreased from 12.90% to 11.26%.

         Net interest income grew more slowly than the growth in net average equity primarily due to a narrowing in the spread between the Company's yield on earning assets and the cost of its borrowed funds and net hedging expenses (its interest rate spread). The Company's interest rate spread was 1.09% in 1996 as compared to 0.68% in 1997. As discussed above, the Company's yield on earning assets fell by 0.19% from 1996 to 1997 while the cost of funds rose by 0.21% and the cost of hedging rose by 0.01%. The Company has generally been seeking to maintain or improve its return on equity by offsetting the narrower spread it earns from lower risk assets through the greater use of leverage. Because the Company was not able to employ all of its capital, particularly in the second half of 1997, this strategy was not yet fully effective.

         Net interest income increased from $4.8 million in 1995 to $16.9 million in 1996, an increase of 254%. This increase was driven by the growth in average total equity of 203%. Net interest income as a percentage of average equity increased from 11.03% to 12.90%.

         Net interest income grew faster in 1996 than the growth in net average equity, despite a narrowing in the Company's interest rate spread. The Company's interest rate spread was 1.11% in 1995 as compared to 1.09% in 1996. The Company's yield on earning assets fell by 0.43% from 1995 to 1996 while the cost of funds declined by 0.35% and the cost of hedging fell by 0.06%. Net interest income grew faster than the Company's average total equity due to the Company's increased use of leverage during the period. The Company's average equity-to-assets ratio decreased from 19.6% in 1995 to 13.1% in 1996.

         Please see "Interest Income" and "Interest Expense" above for a discussion of the factors that resulted in a trend towards a more narrow interest rate spread over time.

         Credit Provision Expense and Actual Credit Losses

         The Company establishes credit provisions in order build a reserve for potential future credit losses. Total credit provisions decreased from $0.94 million in the third quarter of 1997 to $0.52 million in the fourth quarter of 1997. This decrease was primarily the result of the re-REMIC transaction discussed above which allowed the Company to stop building up its credit reserves on its mortgage securities portfolio.

         Total credit provisions of $2.93 million in 1997 equaled 0.10% of average assets and 0.95% of average equity in 1997. Total credit provisions of $1.70 million in 1996 equaled 0.17% of average total assets and 1.29% of average equity. Total credit provisions of $0.49 million in 1995 equaled 0.22% of average total assets and 1.14% of average equity.

         The Company takes credit provisions for risk of credit loss from its portfolio of below-BBB rated subordinated mortgage securities as a function of projections of potential future losses. The Company reviews its loss projections based on trends in serious delinquencies and loan loss severities (actual losses realized as a percent of defaulted loan balances) in the underlying mortgage pools. Credit provisions for these assets were $0.43 million in 1997, $1.35 million in 1996 and $0.41 million in 1995. As a result of the re-REMIC transaction discussed above, the Company was able to significantly reduce its basis, and thus its credit risk, on this portfolio. This decline in credit risk resulted in a decline in the amount of credit provision required on these assets in 1997 as compared to 1996.

         The Company takes credit provisions for its mortgage loan portfolio to provide for expected credit losses over the life of the portfolio. The Company took mortgage loan provisions of $2.50 million in 1997, $0.35 million in 1996 and $0.08 million in 1995. The Company's current policy is to set aside annual credit provisions for mortgage loans on an on-going basis equaling 0.10% to 0.20% of its mortgage loan portfolio. Though 1997, the annual provisions taken were greater than 0.20% of the loan portfolio as the Company sought to establish a higher base level of credit reserves. The increase in mortgage loans provisions from 1995 to 1996 was the result of average mortgage loans increasing from $0.01 billion in 1995 to $0.08 billion 1996. The increase in mortgage loans provisions from 1996 to 1997 was a result of average mortgage loans increasing from $0.08 billion in 1996 to $0.96 billion in 1997.

         The Company realized actual credit losses of $179,000 in 1997, $7,000 in 1996 and $3,000 in 1995. Total cumulative actual credit losses from the inception of the Company through December 31, 1997 have been $189,000.

         Credit provisions reduce net income and earnings per share but only actual credit losses are deducted when calculating taxable income. Dividends from a REIT are based on taxable income, so future dividends levels will be influenced by the rate of actual realized credit loss rather than the rate of credit provisioning. Thus, the Company's current credit reserve will not serve to insulate the Company's dividends from the effects of future actual realized credit losses.

         Gain or Loss on Sale Transactions

         The Company sold $88.0 million of mortgage securities in 1997. The gain on the sale of $42 million of mortgage securities sold in the third quarter was $0.17 million. In conjunction with the sale of these mortgage securities, the Company wrote down related interest rate agreements in the amount of $0.15 million, thereby reducing the net gain to $0.02 million. The net gain from this sale, combined with the $0.54 million gain in the fourth quarter of 1997 from the sale of $46 million of mortgage securities through the re-REMIC transaction discussed above, resulted in total 1997 gains on sales transactions of $0.56 million. These gains increased diluted earnings per share by $0.03 in 1997. There were no gains or losses on sales in 1995 or 1996.

         Operating Expenses

         Total operating expenses decreased from $1.15 million in the third quarter of 1997 to $1.13 million in fourth quarter of 1997. Operating expenses as a percentage of average assets remained at 0.13%, operating expenses as a percentage of average equity improved slightly from 1.33% to 1.29%, the efficiency ratio (operating expenses as a percentage of net interest income) worsened from 11.93% to 18.25% (due to a decrease in net interest income), and average assets per employee decreased slightly from $244 million to $242 million.

         From 1996 to 1997, total operating expenses increased by 82%, from $2.55 million to $4.66 million. From 1995 to 1996, total operating expenses increased by 126%, from $1.13 million to $2.55 million. Compensation and other operating expenses increased as the scope of Company's operations expanded. The Company had 7 employees at the end of 1995, 10 employees at the end of 1996 and 15 employees at the end of 1997. In addition, a portion of the stock options granted to management, employees, and directors have dividend equivalent rights ("DERs") attached; the DER expense increased as the dividend per common share rose and the number of outstanding stock options with DERs attached increased. DER expense decreased from the third to the fourth quarter of 1997 as the dividend declined.

         Operating expense ratios have improved as the Company realized economies of scale through growth. From 1996 to 1997, operating expenses as a percentage of assets improved from 0.26% to 0.15%, operating expenses as a percentage of average equity improved from 1.94% to 1.52%, the efficiency ratio improved from 15.08% to 13.47%, and average assets per employee increased from $109 million to $242 million. From 1995 to 1996, operating expenses as a percentage of assets improved from 0.51% to 0.26%, operating expenses as a percentage of average equity improved from 2.61% to 1.94%, the efficiency ratio improved from 23.66% to 15.08%, and average assets per employee improved from $39 million to $109 million.

         The Company has adopted a Stock Option Plan for executive officers, employees and non-employee directors. At December 31, 1997 there were 840,644 stock options outstanding, 591,729 of which had current pay DERs attached and 206,832 of which had stock DERs attached. A portion of these DERs are subject to minimum dividend and/or vesting requirements. Holders of DERs are generally eligible to receive all types of distributions made to common shareholders, including any non-cash or return of capital distributions. To the extent options have been granted with current pay DERs attached, GAAP and taxable income will recognize the expense as cash payments accrue to the holders of the underlying option. To the extent options have been granted with stock DERs, there will be a non-cash charge to operating expenses for GAAP for the value of the DERs which accrue. There is no expense recognized for taxable income for stock DERs until the underlying option is exercised. In addition, for taxable income purposes only, when non-qualified stock options ("NQSO") are exercised, the Company will recognize an expense equal to the difference between the fair market value of the stock and the exercise price paid. Although this is a non-operating, non-cash expense, such expenses arising from the future exercise of options will the lower the Company's taxable income, and thus its dividend, in the quarters when NQSOs are exercised. For additional detail, see "Note 10. Stockholders Equity - Stock Option Plan" in the Notes to Consolidated Financial Statements.

         Net Income Before Preferred Dividends

         From the third quarter of 1997 to the fourth quarter of 1997, total net income available to common and preferred shareholders decreased by 33%, from $7.55 million to $5.08 million. Return on average assets dropped from

         0.88% to 0.59% due to the interest spread narrowing and the decreased level of utilization of capital. The return on total average equity (common plus preferred) decreased from 8.60% to 5.43%. The return on total average equity in the first half of 1997 was 11.43%.

         Total net income available to common and preferred shareholders increased from $12.69 million in 1996 to $27.56 million in 1997, an increase of 117%. Return on average assets dropped from 1.27% to 0.91% while return on total average equity (common plus preferred) decreased from 9.66% to 8.98%. As discussed above, the positive effect of strong asset growth, increased use of leverage and improved operational efficiencies partially offset the negative effects of interest spread narrowing.

         Total net income available to common and preferred shareholders increased from $3.16 million in 1995 to $12.69 million in 1996, an increase of 302%. Return on assets dropped from 1.43% to 1.27% due interest spread narrowing. Due to increased use of debt funding and improved operating efficiencies, however, the return on total average equity (common plus preferred) increased from 7.28% to 9.66%.

         Preferred Dividends

         The Company's Class B 9.74% Cumulative Convertible Preferred Stock ("preferred stock") was issued in the third quarter of 1996. Total 1997 preferred dividends were $2.82 million; total 1996 preferred dividends were $1.15 million. The preferred dividend was greater in 1997 than in 1996 as preferred stock was outstanding 365 days in 1997 as compared to 138 days in 1996. The quarterly preferred dividend equals the greater of the common stock dividend or $0.755 per share. Each share of preferred stock is convertible at the option of the holder at any time into one share of common stock. There were 1,006,250 preferred shares outstanding at December 31, 1996 as compared to 909,518 shares outstanding at December 31, 1997. In 1997, preferred shareholders converted 96,732 shares into common stock. After September 1999, the Company has the right to force the conversion of each share of preferred stock into one share of common stock, providing the price of the common stock exceeds $31.00, or to redeem the preferred stock at $31.00 per share.

         Net Income Available to Common Shareholders

         From the third quarter of 1997 to the fourth quarter of 1997, net income available to common shareholders decreased by 36%, from $6.86 million to $4.40 million. Over the same period, average common equity increased by 1%, from $319.0 million to $323.6 million. Return on average common equity decreased from 8.73% to 5.80%.

         From 1996 to 1997, net income available to common shareholders increased by 114%, from $11.5 million to $24.7 million. Over the same period, average common equity increased by 132%, from 120.0 million to $279.1 million. Return on average common equity decreased from 9.61% to 8.87%.

         From 1995 to 1996, net income available to common shareholders increased by 266%, from $3.16 million to $11.5 million. Over the same period, average common equity increased by 177%, from $43.3 million to $120.0 million. Return on average common equity increased from 7.28% to 9.61%.

         Diluted Earnings Per Share

         From the third quarter of 1997 to the fourth quarter of 1997, diluted earnings per share fell by 36%, from $0.47 to $0.30. The average number of diluted common shares outstanding decreased by 1% and net income available to common shareholders decreased by 36%. This decrease in diluted earnings per share was the result of a 37% decrease in return on equity while average book value per common share increased 1%.

         From 1996 to 1997, diluted earnings per share rose by 37%, from $1.32 to $1.81. The average number of diluted common shares outstanding increased by 56% and net income available to common shareholders increased by 114% during the same period. The primary factor driving the increase in diluted earnings per share was a 39% increase in average book value (equity) per common share from 1996 to 1997. Book value per share increased as the Company issued new common stock at prices in excess of book value.

         From 1995 to 1996, diluted earnings per share rose by 55%, from $0.85 to $1.32. The average number of diluted common shares outstanding increased by 136% and net income available to common shareholders increased by 266%. This increase in diluted earnings per share was made possible by a 32% increase in return on common equity and a 15% increase in average book value (equity) per common share.

         Taxable Income after Preferred Dividend

         As a REIT, the Company is required to distribute as dividends over time at least 95% of its taxable income. Taxable income can vary from GAAP income due to a variety of reasons, such as differences in credit expenses (actual credit losses are deducted from taxable income rather than credit provisions), premium and discount amortization, accounting for stock options as well as other differences.

         From the third quarter of 1997 to the fourth quarter of 1997, taxable income after preferred dividends fell 34%, from $7.46 million to $4.90 million. The taxable return on average common equity dropped from 9.36% to 6.06% during this period.

         Taxable income after preferred dividend in 1997 of $27.15 million was greater than 1997 GAAP income available to common shareholders of $24.75 million due to differences in credit expenses of $2.75 million, premium and discount amortization differences of negative $0.18 million, gain on sale differences of negative $0.19 million and operating expense differences of $0.02 million.

         Taxable income after preferred dividend in 1996 of $14.02 million was greater than 1996 GAAP income available to common shareholders of $11.54 million due to differences in credit expenses of $1.69 million, premium and discount amortization differences of $0.45 million and operating expense differences of $0.34 million.

         Taxable income before preferred dividend in 1995 of $3.83 million was greater than 1995 GAAP income of $3.16 million due to differences in credit expenses of $0.49 million, premium and discount amortization differences of $0.17 million and operating expense differences of $0.28 million.

         On a taxable income basis, return on average common equity was 9.73% for 1997 as compared to 11.68% for 1996 and 8.84% for 1995. Taxable return on average common equity was generally influenced by the same factors that reduced GAAP return on average common equity.

         Common Share Dividends

         In accordance with REIT rules, over time the Company's dividends will reflect the Company's level of taxable income earned. Dividends per common share have exceeded GAAP earnings per common share primarily because taxable income has exceeded GAAP income in each year. Effective with the fourth quarter 1997 dividend, the Company's policy is to declare a common dividend each quarter equal to that quarter's taxable income per common share entitled to a dividend. In order to assist the Company with this goal, starting in 1998, the first three quarter dividends will be declared after taxable income has been determined for the quarter. The dividend declaration for the first, second and third quarter dividends is expected occur in the fourth week of April, July and October, respectively. The record and payable dates will be announced at the time the dividend is declared. In order to comply with REIT dividend distribution rules, the Company's fourth quarter dividend will be declared in December based on estimated fourth quarter taxable income. The Company's common dividend is expected to vary from quarter to quarter, both due to fluctuations in the Company's operating results and due to changes in other operating and non-operating items that impact taxable income.

         In the fourth quarter of 1997, the Company declared common dividends of $0.35 per share, a decrease from the dividends declared in the third quarter of 1997 of $0.60 per share. Total common dividends declared were $8.75 million in the third quarter of 1997 and $5.00 million in the fourth quarter of 1997.

         The Company declared common dividends of $2.15 per share in 1997, resulting in a distribution of $28.84 million. Including preferred dividends, the Company distributed $31.65 million, or 105.6% of the taxable income earned in

         1997. Through December 31, 1997, the Company had cumulatively declared dividends equaling 102.6% of cumulative taxable income earned through that date. At December 31, 1997, cumulative dividends declared in excess of cumulative taxable income were $1.29 million.

         The Company declared common dividends of $1.67 per share in 1996, resulting in the distribution of $14.08 million. Including preferred dividends, the Company distributed $15.23 million, or 100.4% of the taxable income earned in 1996.

         In 1995, the Company declared common dividends of $0.96 per share, resulting in the distribution of $3.37 million. The Company had no preferred shares outstanding. The Company distributed 88.0% of the taxable income earned in 1995.

         FINANCIAL CONDITION

         Mortgage Loans

         From December 31, 1996 to December 31, 1997, the Company's mortgage loan portfolio grew in size by 195% and increased as a percentage of the Company's mortgage assets from 24.5% to 46.1%. Over this period, the percentage of the Company's mortgage loan properties located in California dropped, the average seasoning declined, the average loan size increased and the effective average loan-to-value ratio decreased. The percentage of the loan portfolio in non-performing status increased slightly from 0.24% to 0.25% during this period.

         At December 31, 1997, the Company owned 5,041 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $1.52 billion and an amortized cost of $1.55 billion. The Company estimates that the bid-side market value of the Company's mortgage loan portfolio at December 31, 1997 was approximately $1.55 billion. Hybrid loans, with first adjustment periods longer than one year, were 3.6% of mortgage loans.

         As verified by its re-underwriting process, the Company believes that all mortgage loans owned as of December 31, 1997 were generally originated to "A" quality, or "Prime" quality, underwriting standards. The average loan size was $301,000. Loans with current balances less than $214,600 (the 1997 Fannie Mae/Freddie Mac limit for most loans) made up 18% of the dollar balance of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 37%. Loans on owner-occupied houses made up 89% of the loan portfolio; second homes represented 8% and investment properties 3%. As of December 31, 1997, the average seasoning of the loan portfolio was 18 months.

         At December 31, 1997, 38% of loans had original loan-to-value ratios ("OLTV") in excess of 80%. Of these, 95% had either primary mortgage insurance ("PMI") or additional collateral in the form of pledged accounts. The average original LTV for the Company's loan portfolio was 78% as of December 31, 1997; after giving effect to PMI and additional collateral, the average effective LTV was 66%.

         At December 31, 1997, 29% of the mortgage loans owned by the Company were on properties located in California (11% in Northern California and 18% in Southern California). Loans in Florida were 9%, loans in New York were 7% and loans in Georgia were 5% of the total. All other states were less than 5%.

         At December 31, 1997, 17 mortgage loans were non-performing assets ("NPAs"), as they were over 90 days delinquent, in bankruptcy, in foreclosure, or had become Real Estate Owned ("REO"). The loan balance of these NPAs totaled $3.90 million, or 0.25% of the mortgage loan portfolio and 0.11% of total assets. Included in this NPA balance was REO of $0.71 million resulting from the default of 4 loans.

         If all of the NPAs as of December 31, 1997 were to default rather than cure, and the loss severity experienced on these loans was 10%, 20%, 30%, or 40%, the Company estimates its realized credit losses from these assets would be $396,000, $793,000, $1,189,000 or $1,586,000, respectively. The mortgage loan credit reserve as of December 31, 1997 was $2.85 million. Cumulatively through December 31, 1997, the Company has achieved resolution or liquidation on six defaulted mortgage loans: the average loss severity on those loans was 7%. The analysis in this paragraph reviews the risk of loss from NPAs as of December 31, 1997 only; it does not purport to analyze or measure credit losses from additional NPAs that may arise after December 31, 1997.

         At December 31, 1996, the Company owned 2,172 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $0.52 billion and an amortized cost of $0.53 billion. The Company estimates that the bid-side market value of these mortgage loans at December 31, 1996 was approximately $0.53 billion. None of these mortgage loans were hybrid loans with first adjustment periods longer than one year.

         The average loan size at December 31, 1996 was $237,000. Loans with current balances less than $207,000 (the 1996 FNMA/FHLMC limit for most loans) made up 23% of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 8%. Loans on owner-occupied houses made up 94% of the loan portfolio; second homes represented 4% and investment properties 2%. As of December 31, 1996, the average seasoning of the loan portfolio was 37 months.

         At December 31, 1996, 25% of the loans had a loan-to-value ratio (LTV) at origination in excess of 80%. Of these, 97% of these loans had primary mortgage insurance (PMI). The average original LTV for the Company's mortgage loan portfolio was 77% as of December 31, 1996; after giving effect to PMI, the average effective original LTV was 73%.

         At December 31, 1996, 44% of the mortgage loans owned by the Company were on properties located in California (18% in Northern California and 26% in Southern California). Loans in Maryland were 8% of the total. All other states were less than 5%.

         At December 31, 1996, 7 loans were non-performing assets. The loan balance of these NPAs totaled $1.25 million, or 0.24% of the mortgage loan portfolio and 0.06% of total assets. Included in this total was one REO of $0.2 million.

         If all the NPAs as of December 31, 1996 were to default rather than cure, and the loss severity experienced on these loans was 10%, 20%, 30%, or 40%, the Company estimated its realized credit losses from these assets would have been $127,000, $253,000, $380,000 or $506,000, respectively. The mortgage loan credit reserve as of December 31, 1996 was $428,000.

         Mortgage Securities

         From December 31, 1996 to December 31, 1997, the Company's portfolio of mortgage securities increased by 12%. Mortgage securities declined as a percentage of total mortgage assets from 75.5% to 53.9%. All of the Company's mortgage securities represent interests in pools of adjustable rate, first lien mortgages on single-family residential properties. None of the loans underlying these mortgage securities were hybrid loans with first adjustment periods longer than one year.

         At December 31, 1997, the principal value of the Company's mortgage securities was $1.78 billion and the amortized cost was $1.82 billion. The Company estimates that the bid-side market value of the Company's mortgage securities portfolio at December 31, 1997 was approximately $1.81 billion.

         At December 31, 1997, 99.5% of the Company's mortgage securities had a credit rating equivalent of AAA or AA. The remaining 0.5% represent the retained mortgage equity interests in the re-REMIC discussed above. Securities guaranteed by Fannie Mae or Freddie Mac made up 54.3% of the mortgage securities portfolio. Non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated AAA or AA made up 45.2% of the mortgage securities portfolio. Based on information available as of December 31, 1997, the Company had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from its mortgage securities rated AAA or AA.

         The Company has taken and expects to continue to take credit losses on the mortgage equity interests in the re-REMIC. Although the loans in the mortgage pools underlying these securities were, for the most part, originated to "A" quality standards, these interests are subordinated to other securities issued from the same pools and therefore are subject to leveraged credit risk with respect to the underlying mortgages. At December 31, 1997, the re-REMIC mortgage equity interests had a principal value of $21.0 million, an amortized cost before credit reserve of $9.1 million and an estimated market value of $9.3 million. If all the underlying loans were to default, the maximum loss the Company could incur would be $9.1 million and the maximum impact to reported earnings, after taking into account the credit reserve of $2.1 million, would be $7.0 million.

         The Company estimates that if all the loans underlying mortgage equity interests in the re-REMIC which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO as of December 31, 1997 were to default and have a loss severity of 10%, 20%, 30%, or 40%, realized credit losses for the Company would be $0.39 million, $0.89 million, $1.16 million or $1.83 million, respectively. The Company's credit reserve for these assets at December 31, 1997 was $2.1 million. Cumulatively, from the acquisition dates of mortgage securities rated below investment grade through December 31, 1997, 254 defaulted mortgage loans in the underlying pools had been liquidated and the average loss severity on these loans was 21%. The analysis in this paragraph reviews the risk of loss from seriously delinquent loans underlying the Company's mortgage securities as of December 31, 1997 only; it does not purport to analyze or measure credit losses from additional serious delinquencies that may arise after December 31, 1997.

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

         Total Mortgage Asset Portfolio Characteristics

         At December 31, 1997, the average credit rating equivalent of all of the Company's mortgage assets (loans plus securities) was AA+, with mortgage loans (the bulk of the value which would be rated AAA if securitized and rated) representing 46.1% of the total mortgage asset portfolio and AAA and AA mortgage securities representing 53.6%.

         At December 31, 1997, all mortgage assets consisted of adjustable-rate mortgages. Hybrid mortgages, with first adjustment periods longer than one year, made up 1.6% of mortgage assets. The average coupon rate accruing on mortgage assets was 7.71%. The average level of the short-term interest rate indices which determine coupon adjustments was 5.68%. Since the average net margin was 2.06%, the highest potential average mortgage coupon rate (the fully-indexed rate) at that time was 7.74%. The actual coupon rate was lower than the fully-indexed rate by 0.03%.

         At December 31, 1997, 34.9% of the Company's mortgage assets had coupon rate adjustments every six months based on the six-month LIBOR or CD index and 20.1% had monthly adjustments based on the one-month LIBOR index. Mortgage assets with annual coupon adjustments based on the six-month or one-year U.S. Treasury index were 41.9% of the portfolio. Hybrid mortgages, that will have annual coupon adjustments based on the one-year Treasury index after the initial fixed period, represented 1.6%. Mortgage assets with other indices made up 1.5% of the total. At December 31, 1997, the average term-to-next-coupon-adjustment for all mortgage assets was 4 months. For most mortgage assets, coupon rate adjustments are based on the index level 30 to 75 days prior to the start of a new coupon accrual period.

         Potential coupon rate changes can be limited by periodic and life caps. At December 31, 1997, all of the Company's assets had a life cap and the average mortgage asset life time maximum cap rate was 12.08%. At December 31, 1997, periodic caps limited coupon changes to 2% annually for 67.2% of mortgage assets and there were no periodic caps on 32.8% of mortgage assets.

         At December 31, 1996, the average mortgage asset credit rating equivalent was AA+, with mortgage loans representing 24.5% of the total mortgage asset portfolio, AAA and AA mortgage securities representing 73.0%, A and BBB rated mortgage securities representing 1.2% and below-BBB rated mortgage securities representing 1.3%.

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

         At December 31, 1996, 38.7% of the Company's mortgage assets had coupon rate adjustments every six months based on the six month LIBOR or CD index and 1.4% had monthly adjustments based on the one month LIBOR index. Six month or one year U.S. Treasury index mortgage assets made up 57.7% of the total. Mortgage assets with other indices made up 2.2% of the total. At December 31, 1996, the average term-to-next-coupon-adjustment for all mortgage assets was 5 months.

         At December 31, 1996, the Company's average mortgage asset life time maximum cap rate was 11.73%. At December 31, 1996, periodic caps limited coupon changes to 2% annually for 95.5% of the mortgage assets and there were no periodic caps on 4.5% of the mortgage assets.

         Allocation of Equity to Mortgage Assets

         The Company assigns a capital requirement to each mortgage asset through its Risk-Adjusted Capital Policy process. Allocations are based on the perceived risk characteristics of each asset and its associated borrowings and hedges. At December 31, 1997, 51.7% of the Company's $335 million of capital was allocated to AAA and AA-rated mortgage securities funded short-term, 17.4% was allocated to mortgage equity interests (the equity portion of the two Sequoia Trusts and the re-REMIC) and 8.2% was allocated to mortgage loans which will most likely be used to create mortgage equity interests in the future but which were funded short-term at that time. The remainder of the Company's equity capital -- 22.7% of the total -- was not being utilized.

         At December 31, 1996, 71.5% of the Company's $211 million of capital was allocated to AAA and AA-rated mortgage securities funded short-term, 8.9% was allocated to short-funded securities rated less than AA, and 22.8% was allocated to short-funded mortgage loans. The total capital allocated at that time equaled 103.2% of the Company's actual capital base, as the Company at year end 1996 had acquired additional assets in excess of its normal balance sheet capacity pursuant to its expanded capital guidelines which are in effect in certain circumstances prior to a planned equity offering.

         Interest Rate Agreements

         At December 31, 1997, the Company owned $5.3 billion notional face of interest rate agreements, principally caps and swaps. These interest rate agreements had various start dates, maturity dates, and interest rate protection features; See "Note 6. Interest Rate Agreements" and "Note 9. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for additional detail.

         These agreements are designed to reduce the Company's interest rate and market value fluctuation risk. They had a historical amortized cost basis of $10.78 million and an estimated bid-side market value of $1.52 million as of December 31, 1997. Market values were lower than amortized cost due to a drop in interest rate volatility assumptions in the marketplace for interest rate agreements, a drop in interest rates, the effect of taking bid-ask spread mark-downs on new agreements and due to the mis-matched timing of GAAP amortization methods for premiums paid for interest rate caps and the rate of actual economic decay in their market values. Interest rate agreements hedging mortgage loans are carried on the balance sheet at historical amortized cost, as a result changes in market values of these interest rate agreements are not shown in the valuation account. Market value fluctuations for interest rate agreements hedging mortgage securities are reflected in the Company's interest rate agreement market valuation account.

         At December 31, 1996, the Company owned $2.6 billion notional face of interest rate agreements with a historical amortized cost basis of $6.2 million and an estimated bid-side market value of $2.6 million.

         There is a risk that the counter-parties to the Company's interest rate agreements will not be able to perform to the terms of these contracts. If this were to happen, the Company's total accounting credit loss exposure would be limited to its historical amortized cost basis in these assets, although the true economic opportunity cost to the Company could be higher. Through December 31, 1997, each of the counter-parties to the Company's interest rate agreements had a credit rating of at least "A".

         Borrowings, Cash Balances and Liquidity

         At December 31, 1997, the Company's borrowings consisted of $1.9 billion short-term collateralized borrowing arrangements such as reverse repurchase agreements, notes payable, and revolving lines of credit ("short-term debt"), and $1.2 billion non-recourse, floating rate, amortizing long-term debt ("long-term debt"). The long-term debt was issued in the second half of 1997 in the form of collateralized mortgage bonds through the Company's Sequoia program. The funds raised in the long-term debt offerings were used to reduce short-term debt. Long-term debt at year end represented 38% of total debt.

         At December 31, 1997, the Company's short-term debt totaled $1.9 billion with a weighted average debt rate of 6.00% as compared to $2.0 billion with a weighted average debt rate of 5.83% at December 31, 1996. Long-term debt totaled $1.2 billion at December 31, 1997 with a weighted average all-in-cost of 6.38%. The Company had no long-term debt at December 31, 1996.

         As the Company reduces risks on its balance sheet, it is able to use a greater amount of leverage under its Risk-Adjusted Capital Policy. However, the Company's debt-to-equity ratio declined from 9.11x at December 31, 1996 to 8.96x at December 31, 1997 because the Company was not taking advantage of its increased ability to leverage its balance sheet. See "Stockholders' Equity, Capital Efficiency and Capital Adequacy." The average debt-to-equity ratio increased from 6.56x during 1996 to 8.82x during 1997.

         At December 31, 1997, $1.2 billion of the mortgage assets served as collateral for the Company's long term debt. The remaining mortgage assets, which had a market value of $2.2 billion, were available to collateralize the Company's short-term debt. The Company estimates it had additional borrowing capacity in excess of its current requirements of $183 million at year end. In addition, the Company had $25 million of unrestricted cash. The monthly principal and interest payments received on the mortgages which serve as collateral to the long-term debt are held in trust until the bond payment date and are included in the Company's cash balances as "restricted cash."

         At December 31, 1996, the Company had borrowings equaling 90.7% of the $2.15 billion market value of its mortgage assets available to collateralize such borrowings. The Company estimates it had additional borrowing capacity at that time of $124 million, as well as $11 million of unrestricted cash.

         The Company's liquidity status, borrowing capacity, and ability to roll over its short-term debt as it matures depend on the market value, liquidity and credit quality of its assets, the soundness and capitalization of the Company's balance sheet, the state of the collateralized lending market and other factors. If the Company's liquidity or borrowing capacity were to become seriously diminished, the Company would most likely seek to sell its mortgage assets (the sale of which, in such circumstances, might be difficult and most likely would be at a loss). In order to avoid such an occurrence, the Company seeks to maintain what it believes to be a prudent level of capital, i.e., the Company restricts its asset growth according to its Risk-Adjusted Capital Policy and thereby seeks to maintain adequate unused borrowing capacity.

         At December 31, 1997 and December 31, 1996, the average term-to-maturity of the Company's short-term debt was 64 days and 98 days and the average term-to-next-rate-adjustment was 31 days and 52 days, respectively; the term-to-next-rate-adjustment was shorter than the term-to-maturity as some of the Company's debt had a cost of funds that adjusted to market levels on a monthly or daily basis during the term of the debt. In general, the cost of short-term borrowings has been able to reset more quickly to interest rate conditions than coupon rates on the Company's mortgages could adjust to those same changes. Through its hedging program, the Company seeks to mitigate the short-term impact that a large increase in interest rates could have on its cost of funds and spread earnings

         At December 31, 1997, the stated maturity on the Company's long-term debt ranged from 26 to 32 years. The expected life of the debt was three to six years, as the debt generally pays down as the underlying mortgages pay down. The debt is callable by the Company before its stated maturity date. The interest rate on the long-term debt resets monthly. At December 31, 1997, 14% of the long-term debt had an interest rate tied to the daily average Fed Funds rate, 50% had an interest rate tied to a moving average of the one-year Treasury rate and 36% had an interest rate tied to one-month LIBOR. The debt is AAA rated, adjustable-rate, amortizes at approximately the same rate as the collateral and has a lifetime interest rate cap of 10%.

         Stockholders' Equity, Capital Efficiency and Capital Adequacy

         From December 31, 1996 to December 31, 1997, the Company's equity (exclusive of the market valuation account) grew from $214.5 million to $344.6 million. This equity growth was the result of the Company issuing $157.3 million in common stock through stock offerings, the exercise of warrants and from stock issuance pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan. Equity was reduced in the second half of 1997 by $23.1 million through the Company's Stock Repurchase Program. Dividends, which are based on taxable income, exceeded GAAP earnings by $4.1 million in 1997, reducing stockholders' equity.

         Book value, or equity, per common share (excluding the market valuation account) increased by 32% from $16.81 on December 31, 1996 to $22.25 on December 31, 1997. The primary driver of this book value growth was accretive stock offerings at prices in excess of book value.

         For balance sheet purposes, the Company carries its mortgage securities and associated interest rate agreements at their estimated bid-side market value (historical amortized cost less market valuation account). The total market valuation account for the Company was a negative $3.5 million on December 31, 1996 and negative $10.1 million on December 31, 1997. As a result of this accounting treatment, the Company's reported equity base and book value per share fluctuates due to market conditions and other factors. Mortgage loans, associated interest rate agreements and all other assets and liabilities were carried on the Company's balance sheet at December 31, 1997 at amortized cost.

         The Company estimated that the bid-side market value (or realizable value) of all its assets less the cost of paying off all of its obligations was approximately $211.2 million at December 31, 1996 and $334.9 million at December 31, 1997. The net total "mark-to-market" value for the Company's assets and liabilities was $3.3 million lower than amortized cost at December 31, 1996 and $9.7 million lower than amortized cost at December 31, 1997. Between December 31, 1996 and December 31, 1997, the liquidation value of the Company's mortgage assets increased while the liquidation value of its interest rate agreements dropped. The Company expects that the net total "mark-to-market" value of the Company may fluctuate significantly over time.

         Through its Risk-Adjusted Capital Policy, the Company assigns a guideline capital adequacy amount (expressed in the form of a guideline equity-to-assets ratio) to each of its mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by the Company's collateralized short-term lenders. Capital requirements for mortgage equity interests generally equal the Company's net investment. The sum of the capital adequacy amounts for all of the Company's mortgage assets is the Company's aggregate guideline capital adequacy amount.

         Since management believes that the bulk of the capital currently necessary to manage the Company prudently is needed due to the liquidity and market value fluctuation risks that arise from the utilization of short-term debt, the guideline capital amount has declined as the Company has eliminated some of these risks through the creation of mortgage equity interests.

         The Company does not expect that its actual capital levels will always, exceed the guideline amount. The Company measures all of its mortgage assets funded with short-term debt at estimated market value for the purpose of making Risk-Adjusted Capital calculations. If interest rates were to rise in a significant manner, the Company's capital guideline amount would rise (as the potential interest rate risk of its mortgages would increase, at least on a temporary basis, due to periodic and life caps) while its actual capital levels as determined for the Risk-Adjusted Capital Policy would likely fall as the market values of its mortgages, net of mark-to-market gains on hedges, fell (market value declines may be temporary as well, as future coupon adjustments may help to restore some of the lost market value). In this circumstance, or any other circumstance in which the Company's actual capital levels fell below the Company's capital adequacy guideline amount, the Company would cease the acquisition of new mortgage assets until capital balance was restored. In defined circumstances prior to a planned equity offering, management is authorized by the Board of Directors to acquire mortgage assets in a limited amount beyond the usual constraints of the Company's Risk-Adjusted Capital Policy.

         As expressed as an equity-to-assets ratio, the Company's average Risk-Adjusted Capital Policy guideline capital amount declined from 10.9% of assets in 1996 to 9.1% in 1997. The average guideline capital amount was 8.1% in the fourth quarter of 1997. Since 1995, the Company has adjusted its asset and funding mix in a manner that it believes presents the Company with lower levels of anticipated risk. The capital guideline has continued to drop as a result of this adjustment.

         The actual average equity-to-asset ratio for the Company declined from 13.1% in 1996 to 10.1% in 1997. The actual average equity-to-asset ratio was 10.2% in the fourth quarter of 1997. Since actual equity-to-asset ratios have been higher in all these periods than the capital guideline ratios, the Company could have owned more mortgage assets during those periods and still met its capital guidelines. Balance sheet capacity utilization (the percentage of the Company's capital employed in the mortgage spread lending business as opposed to being un-utilized) is a key measure of capital efficiency for the Company. Even though average balance sheet capacity utilization increased from 83% in 1996 to 90% in 1997, it has been declining throughout 1997 due to the decline in capital requirements. It was 79% in the fourth quarter of 1997.

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

         Beginning in September 1997, strong demand for mortgage assets in an environment of reduced supply led to increasing prices for mortgage loans and mortgage securities. These rising prices together with the potential for increased mortgage prepayment rates led the Company to reduce the rate at which it sought to acquire new mortgage assets. Although this decision resulted in the Company's balance sheet having excess capital in the latter part of 1997, management believed that long-term shareholder value would be maximized by refraining from committing significant capital to the new mortgage acquisitions until mortgage prices adjusted downwards. Although mortgage prices did fall somewhat in the fourth quarter of 1997, as of year end 1997 the Company had still not resumed its prior rate of growth. Mortgage prices continued to fall in the first quarter of 1998. In order to utilize excess capital and increase long-term shareholder value, a common stock repurchase program was announced in September. The Company repurchased a total of 840,000 shares for $23.1 million as of December 31, 1997. The Company continued to repurchase stock in the first quarter of 1998.

         Risk Management

         The Company seeks to manage the potential credit, interest rate, liquidity and other risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity for shareholders to realize attractive total rates of return through long-term stock ownership in the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to assume risks that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks and to maintain capital levels consistent with the risks it does undertake.

         The Company seeks to limit credit risk by maintaining what it believes to be high quality mortgage loan underwriting standards. The Company is a nationwide "A" (or "prime") quality lending company: it acquires and owns first mortgages on single-family residential properties which have been underwritten to the highest levels of underwriting standards generally in use for these types of loans. Credit losses from such mortgages tend to be cyclical. Historically, however, the magnitude of credit loss incurred from high quality single-family mortgages during historical credit cycles has been contained relative to credit losses arising from other forms of commercial, consumer and residential mortgage lending.

         The Company seeks to manage liquidity risk and short-term borrowing roll-over risk (which could be caused by market value fluctuations of assets pledged as collateral for short-term borrowings or by changes in lending markets) through: (1) maintaining what it believes to be a high quality and liquid portfolio of mortgage assets, (2) maintaining a hedging program utilizing interest rate agreements designed to partially mitigate net changes in the market values of its assets, (3) maintaining what it believes to be a prudent level of capitalization (and therefore a prudent level of unused borrowing capacity), and (4) replacing a portion of its short-term borrowings with long-term borrowings. Liquidity risks and short-term borrowing roll-over risks cannot be completely eliminated unless the Company can replace all of its short-term borrowings with long-term borrowings. At December 31, 1997, the Company remained exposed to such risk, particularly in general market environments of rapidly rising interest rates, market dislocation or illiquidity.

         The Company seeks to manage some of its interest rate risk through matching the interest rate characteristics of its mortgages and its borrowings to the degree that management believes is likely to be in the best interests of the shareholders in the long-term.

         The Company does not seek to be perfectly matched or to entirely eliminate interest rate risk. Through December 31, 1997, the Company has paired adjustable-rate mortgages with variable-rate liabilities. The Company has generally maintained borrowings which adjust to market conditions several months faster than its assets. This short-term mis-match was lower on the Company's balance sheet at the end of 1997 than in prior periods. For larger interest rate increases, the potential short-term negative earnings impact resulting from this short-term mis-match should be partially mitigated by the Company's interest rate agreements. In addition, since the Company's adjustable-rate earning assets have exceeded its liabilities through December 31, 1997, the longer term impact of an increase in short-term interest rates may be positive after a lag period (once the coupon rate on the assets has fully adjusted to the rate increase). Conversely, while the short-term earnings effect of a decline in short-term interest rates may be positive, the longer-run effect after a lag period may be a decline in earnings relative to what they otherwise would have been after the coupon rates on the assets have adjusted downwards.

         Through December 31, 1997, the Company generally has assumed some other types of asset/liability mis-matches as well, including some yield curve flattening risk (the risk of six and twelve month interest rates falling relative to one and three month interest rates) and some "TED" spread risk (the risk of U.S. Treasury rates falling relative to LIBOR rates, as the percentage of the Company's assets which adjust off of Treasury rates exceeds the percent of the Company's liabilities which adjust off of Treasury rates). Certain other types of interest rate risks remain partially unhedged as well. Management believes that the assumption of these risks, to the extent undertaken by the Company, is more likely than not to result in higher earnings for the Company in the long-term but also, from time to time, may cause earnings volatility and opportunity cost from foregone growth potential. Management believes that retained interest rate risks (to the extent they are separate from liquidity and market value fluctuation risk) are unlikely to cause a safety and soundness issue for the Company except in relatively extreme and unexpected scenarios.

         If the rate of mortgage principal repayment of the Company's mortgage assets is faster than expected, the rate at which the Company amortizes its net premium balances as an expense will increase and earnings will be reduced relative to what they would have been otherwise. Changes in principal repayment rates may be a source of earnings volatility for the Company. In addition, faster principal repayments may reduce the Company's net asset growth rate; net asset growth is generally an important component of future earnings growth. Prospects for the Company may also be reduced by higher than expected mortgage principal repayments if the potential return characteristics of assets then available for acquisition are less attractive than those of the existing assets held in portfolio. Prepayment rates for adjustable-rate mortgages increased during the third and fourth quarters of 1997 and such prepayment rates may further increase in the first half of 1998. Slowing rates of mortgage principal repayment could exacerbate certain liquidity, market value fluctuation, and interest rate risks in a rising interest rate environment.

         While adjustable-rate mortgage principal repayment rates are not highly predictable, management believes the strongest influencing factor in the past has been the absolute level of longer-term interest rates. As longer-term rates drop, adjustable-rate mortgage principal repayments have tended to increase, particularly if longer-term rates drop relative to shorter-term interest rates. In addition, management believes adjustable-rate mortgage principal repayments have been increasing on a secular trend basis due to structural and behavioral changes in the mortgage origination market. Through December 31, 1997, the Company has not sought to hedge mortgage principal repayment risk but rather has sought to analyze, based on individual mortgage characteristics, the propensity of each acquired mortgage or mortgage pool to experience accelerated principal repayment rates and to adjust its acquisition price bid accordingly based on the level of perceived downside (and upside) earnings risk. The Company has been able to effectively reduce the prepayment risk on some of its assets though the issuance of long-term debt with certain characteristics.

         The pricing of mortgage assets relative to the underlying risk in the assets, and relative to levels at which the Company can issue long-term debt, has a large effect on the Company's net asset growth and equity utilization, and therefore on the Company's earnings growth. Higher mortgage prices on an absolute basis or on a relative basis as compared to debt markets will slow growth. The Company cannot hedge earnings volatility that may arise from this source.

         Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with Generally Accepted Accounting Principles and the Company's dividends are generally determined based on the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1

INCOME STATEMENT                                                             FOR THREE MONTHS ENDING
                                                         --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                DEC. 31,       SEP. 30,        JUN. 30,         MAR. 31,
                                                           1997            1997            1997            1997
                                                         --------        --------        --------        --------
Mortgage Loans:
              Coupon Income                              $ 24,911        $ 21,432        $ 14,474        $ 10,784
              Amortization of Discount Balances                 0               1               8              11
              Amortization of Premium Balances             (2,088)         (1,803)         (1,462)           (940)
                                                         --------        --------        --------        --------
              Interest Income:  Mortgage Loans             22,823          19,630          13,020           9,855

Mortgage Securities:
              Coupon Income                                36,595          41,124          39,879          31,440
              Amortization of Discount Balances               258             375             409             261
              Amortization of Premium Balances             (6,091)         (5,085)         (4,065)         (3,150)
                                                         --------        --------        --------        --------
              Interest Income: Mortgage Securities         30,762          36,414          36,223          28,551

Total Interest Income From Mortgage Assets                 53,585          56,044          49,243          38,406
Interest Income: Cash Balances                                399             499             266             162
                                                         --------        --------        --------        --------
Total Interest Income                                      53,984          56,543          49,509          38,568

              Interest Expense on Short-Term Debt         (31,964)        (40,318)        (38,958)        (28,900)
              Interest Expense on Long-Term Debt          (14,567)         (5,570)              0               0
                                                         --------        --------        --------        --------
Total Interest Expense                                    (46,531)        (45,888)        (38,958)        (28,900)

Interest Rate Agreement Expense                            (1,281)         (1,064)           (912)           (602)
Interest Rate Agreement Income                                 12              26              73               7
                                                         --------        --------        --------        --------
Net Interest Rate Agreement Expense                        (1,269)         (1,038)           (839)           (595)

Net Interest Income                                         6,184           9,617           9,712           9,073

Provision for Potential Credit Losses
              Mortgage Loans                               (1,516)           (473)           (299)           (215)
              Mortgage Securities                           1,000            (470)           (477)           (480)
                                                         --------        --------        --------        --------
Total Credit Provision                                       (516)           (943)           (776)           (695)
Gain (Loss) on Sale Transactions                              543              20               0               0
Operating Expenses
              Compensation and Benefits Expense              (422)           (441)           (516)           (529)
              Dividend Equivalent Rights Expense             (145)           (361)           (358)           (203)
              Other Operating Expenses                       (561)           (346)           (341)           (435)
                                                         --------        --------        --------        --------
Total Operating Expenses                                   (1,128)         (1,148)         (1,215)         (1,167)
Other Income (Expenses)                                         0               0               0               0
Corporate Income Tax Expense                                    0               0               0               0
                                                         --------        --------        --------        --------

Net Income Before Preferred Dividends                    $  5,083        $  7,546        $  7,721        $  7,211

Preferred Dividends                                          (686)           (687)           (687)           (755)
                                                         --------        --------        --------        --------

Net Income to Common Shareholders                        $  4,397        $  6,859        $  7,034        $  6,456
                                                         ========        ========        ========        ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends               $  5,083        $  7,546        $  7,721        $  7,211
Mortgage Amortization Differences                             105             (95)           (103)            (87)
Credit Provisions less Actual Losses                          475             875             747             653
Gain (Loss) on Sale Differences                              (190)              0               0               0
Operating Expense Differences                                 113            (175)            (50)            135
                                                         --------        --------        --------        --------
Taxable Income Before Preferred Dividend                 $  5,586        $  8,151        $  8,315        $  7,912
                                                         ========        ========        ========        ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                           FOR THREE MONTHS ENDING
                                                         --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                DEC. 31,       SEP. 30,        JUN. 30,         MAR. 31,
                                                           1996            1996            1996            1996
                                                         --------        --------        --------        --------
Mortgage Loans:
              Coupon Income                              $  2,582        $  1,656        $    749        $    479
              Amortization of Discount Balances                11               7              11               2
              Amortization of Premium Balances               (189)            (62)            (43)            (19)

              Interest Income:  Mortgage Loans              2,404           1,601             717             462

Mortgage Securities:
              Coupon Income                                25,292          18,901          12,973           8,965
              Amortization of Discount Balances               206             264             234             175
              Amortization of Premium Balances             (2,236)         (1,645)         (1,225)           (688)
                                                         --------        --------        --------        --------
              Interest Income: Mortgage Securities         23,262          17,520          11,982           8,452

Total Interest Income From Mortgage Assets                 25,666          19,121          12,699           8,914
Interest Income: Cash Balances                                215             250             202             217
                                                         --------        --------        --------        --------
Total Interest Income                                      25,881          19,371          12,901           9,131

              Interest Expense on Short-Term Debt         (19,467)        (14,447)         (9,075)         (6,202)
              Interest Expense on Long-Term Debt                0               0               0               0
                                                         --------        --------        --------        --------
Total Interest Expense                                    (19,467)        (14,447)         (9,075)         (6,202)

Interest Rate Agreement Expense                              (403)           (350)           (255)           (151)
Interest Rate Agreement Income                                  1               0               0               0
                                                         --------        --------        --------        --------
Net Interest Rate Agreement Expense                          (402)           (350)           (255)           (151)

Net Interest Income                                         6,012           4,574           3,571           2,778

Provision for Potential Credit Losses
              Mortgage Loans                                  (35)           (178)           (140)              5
              Mortgage Securities                            (337)           (338)           (337)           (336)
                                                         --------        --------        --------        --------
Total Credit Provision                                       (372)           (516)           (477)           (331)
Gain (Loss) on Sale Transactions                                0               0               0               0
Operating Expenses
              Compensation and Benefits Expense              (343)           (309)           (305)           (234)
              Dividend Equivalent Rights Expense             (137)            (81)            (79)            (85)
              Other Operating Expenses                       (316)           (281)           (210)           (174)
                                                         --------        --------        --------        --------
Total Operating Expenses                                     (796)           (671)           (594)           (493)
Other Income (Expenses)                                         0               0               0               0
Corporate Income Tax Expense                                    0               0               0               0
                                                         --------        --------        --------        --------

Net Income Before Preferred Dividends                    $  4,844        $  3,387        $  2,500        $  1,954

Preferred Dividends                                          (760)           (388)           --              --
                                                         --------        --------        --------        --------

Net Income to Common Shareholders                        $  4,084        $  2,999        $  2,500        $  1,954
                                                         ========        ========        ========        ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends               $  4,844        $  3,387        $  2,500        $  1,954
Mortgage Amortization Differences                             131              61              82             175
Credit Provisions less Actual Losses                          365             516             477             331
Gain (Loss) on Sale Differences                                 0               0               0               0
Operating Expense Differences                                  89              84              83              89
                                                         --------        --------        --------        --------
Taxable Income Before Preferred Dividend                 $  5,429        $  4,048        $  3,142        $  2,549
                                                         ========        ========        ========        ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                             FOR YEAR ENDING
                                                         ------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                 DEC. 31,        DEC. 31,         DEC. 31,         DEC. 31,
                                                            1997             1996            1995              1994
                                                         ---------        ---------        ---------        ---------
Mortgage Loans:
              Coupon Income                              $  71,601        $   5,466        $     379        $       0
              Amortization of Discount Balances                 20               31                4                0
              Amortization of Premium Balances              (6,293)            (313)              (4)               0

              Interest Income:  Mortgage Loans              65,328            5,184              379                0

Mortgage Securities:
              Coupon Income                                149,038           66,131           14,759            1,102
              Amortization of Discount Balances              1,303              879              915              101
              Amortization of Premium Balances             (18,391)          (5,794)            (559)             (19)
                                                         ---------        ---------        ---------        ---------
              Interest Income: Mortgage Securities         131,949           61,216           15,115            1,184

Total Interest Income From Mortgage Assets                 197,277           66,400           15,494            1,184
Interest Income: Cash Balances                               1,326              884              232              112
                                                         ---------        ---------        ---------        ---------
Total Interest Income                                      198,604           67,284           15,726            1,296

              Interest Expense on Short-Term Debt         (140,140)         (49,191)         (10,608)            (760)
              Interest Expense on Long-Term Debt           (20,137)               0                0                0
                                                         ---------        ---------        ---------        ---------
Total Interest Expense                                    (160,277)         (49,191)         (10,608)            (760)

Interest Rate Agreement Expense                             (3,859)          (1,159)            (339)              (8)
Interest Rate Agreement Income                                 118                1                0                0
                                                         ---------        ---------        ---------        ---------
Net Interest Rate Agreement Expense                         (3,741)          (1,158)            (339)              (8)

Net Interest Income                                         34,586           16,935            4,779              528

Provision for Potential Credit Losses
              Mortgage Loans                                (2,503)            (348)             (79)               0
              Mortgage Securities                             (427)          (1,348)            (414)               0
                                                         ---------        ---------        ---------        ---------
Total Credit Provision                                      (2,930)          (1,696)            (493)               0
Gain (Loss) on Sale Transactions                               563                0                0                0
Operating Expenses
              Compensation and Benefits Expense             (1,819)          (1,191)            (463)             (63)
              Dividend Equivalent Rights Expense            (1,067)            (382)             (54)            --
              Other Operating Expenses                      (1,772)            (981)            (614)             (83)
                                                         ---------        ---------        ---------        ---------
Total Operating Expenses                                    (4,658)          (2,554)          (1,131)            (146)
Other Income (Expenses)                                          0                0                0                0
Corporate Income Tax Expense                                     0                0                0                0
                                                         ---------        ---------        ---------        ---------

Net Income Before Preferred Dividends                    $  27,561        $  12,685        $   3,155        $     382

Preferred Dividends                                         (2,815)          (1,148)            --               --
                                                         ---------        ---------        ---------        ---------

Net Income to Common Shareholders                        $  24,746        $  11,537        $   3,155        $     382
                                                         ---------        ---------        ---------        ---------

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends               $  27,561        $  12,685        $   3,155        $     382
Mortgage Amortization Differences                             (180)             449              175              (28)
Credit Provisions less Actual Losses                         2,750            1,689              490                0
Gain (Loss) on Sale Differences                               (190)               0               (0)               0
Operating Expense Differences                                   23              345               12                0
                                                         ---------        ---------        ---------        ---------
Taxable Income Before Preferred Dividend                 $  29,964        $  15,168        $   3,832        $     354
                                                         ---------        ---------        ---------        ---------

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2

                                                                                   AT
                                                  --------------------------------------------------------------------
BALANCE SHEETS                                      DEC. 31,            SEP. 30,          JUN. 30,            MAR. 31,
(ALL DOLLARS IN THOUSANDS)                            1997               1997               1997               1997
                                                  -----------        -----------        -----------        -----------

Cash and Cash Equivalents                         $    49,549        $    57,696        $    29,425        $    12,985

Mortgage Loans:
              Principal Value                       1,519,124          1,348,619          1,111,029            716,009
              Unamortized Premium                      34,844             30,852             25,442             15,951
              Unamortized Discount                          0                  0               (123)              (131)
              Real Estate Owned                           713                220                346                128
              Reserve For Credit Losses                (2,855)            (1,363)              (929)              (630)
              Market Valuation Account                      0                  0                  0             (1,291)
                                                  -----------        -----------        -----------        -----------
              Total Mortgage Loans                  1,551,826          1,378,328          1,135,765            730,035

Mortgage Securities:
              Principal Value                       1,779,375          2,010,374          2,179,186          1,839,720
              Unamortized Premium                      51,329             56,082             62,219             49,156
              Unamortized Discount                    (12,442)           (14,387)           (14,968)           (15,510)
              Reserve For Credit Losses                (2,076)            (3,093)            (2,651)            (2,203)
              Market Valuation Account                 (1,390)            10,619              3,603              3,516
                                                  -----------        -----------        -----------        -----------
              Total Mortgage Securities             1,814,796          2,059,595          2,227,389          1,874,679

Total Mortgage Assets                               3,366,622          3,437,923          3,363,154          2,604,714

Interest Rate Agreements                               10,781             11,708             12,233              7,879
Market Valuation Account                               (8,681)            (8,782)            (7,366)            (2,106)
                                                  -----------        -----------        -----------        -----------
Total Interest Rate Agreements                          2,100              2,926              4,867              5,773

Accrued Interest Receivable                            23,119             23,859             24,065             17,722
Fixed Assets, Leasehold, Org. Costs                       539                358                257                259
Prepaid Expenses and Other Receivables                  2,268              2,490              2,738              1,611
                                                  -----------        -----------        -----------        -----------
Other Assets                                           25,926             26,707             27,060             19,592

Total Assets                                      $ 3,444,197        $ 3,525,252        $ 3,424,506        $ 2,643,064
                                                  ===========        ===========        ===========        ===========


Short-Term Borrowings                             $ 1,914,525        $ 2,639,773        $ 3,102,784        $ 2,373,279
Long-Term Borrowings                                1,172,801            497,367                  0                  0
Accrued Interest Payable                               14,476             20,216             18,153             14,962
Accrued Expenses and Other Payables                     2,172              2,129              1,743              1,262
Dividends Payable                                       5,686              9,433              8,638              7,899
                                                  -----------        -----------        -----------        -----------
Total Liabilities                                 $ 3,109,660        $ 3,168,918        $ 3,131,318        $ 2,397,402

Preferred Stock                                   $    26,736        $    26,733        $    26,733        $    29,383
Common Stock                                              143                146                133                119
Additional Paid-in Capital                            324,555            333,841            274,420            219,461
Net Market Valuation Account                          (10,071)             1,837             (3,762)               118
Retained Earnings after Dividends                      (6,826)            (6,223)            (4,336)            (3,419)
                                                  -----------        -----------        -----------        -----------
Total Stockholders' Equity                            334,537            356,334            293,188            245,662

Total Liabilities plus Stockholders' Equity       $ 3,444,197        $ 3,525,252        $ 3,424,506        $ 2,643,064
                                                  ===========        ===========        ===========        ===========

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                   AT
                                                  --------------------------------------------------------------------
BALANCE SHEETS                                       DEC. 31,          SEP. 30,          JUN. 30,            MAR. 31,
(ALL DOLLARS IN THOUSANDS)                            1996               1996              1996                1996
                                                  -----------        -----------        -----------        -----------
Cash and Cash Equivalents                         $    11,068        $    14,599        $    10,407        $     9,705

Mortgage Loans:
              Principal Value                         514,837            126,426             69,154             24,831
              Unamortized Premium                      12,389              1,535                686                191
              Unamortized Discount                       (142)              (153)              (160)              (171)
              Real Estate Owned                           196                  0                  0                  0
              Reserve For Credit Losses                  (428)              (393)              (214)               (74)
              Market Valuation Account                 (1,377)               279                200                 84
                                                  -----------        -----------        -----------        -----------
              Total Mortgage Loans                    525,475            127,694             69,666             24,861

Mortgage Securities:
              Principal Value                       1,602,212          1,234,636            936,611            548,976
              Unamortized Premium                      41,928             31,072             22,004             12,599
              Unamortized Discount                    (15,951)           (16,185)           (16,448)           (16,683)
              Reserve For Credit Losses                (1,752)            (1,421)            (1,084)              (747)
              Market Valuation Account                  1,516                 74             (3,269)            (3,847)
                                                  -----------        -----------        -----------        -----------
              Total Mortgage Securities             1,627,953          1,248,176            937,814            540,298

Total Mortgage Assets                               2,153,428          1,375,870          1,007,480            565,159

Interest Rate Agreements                                6,200              3,286              2,835              2,534
Market Valuation Account                               (3,599)            (2,413)            (1,484)            (1,301)
                                                  -----------        -----------        -----------        -----------
Total Interest Rate Agreements                          2,601                873              1,351              1,233

Accrued Interest Receivable                            14,134             10,781              7,292              4,496
Fixed Assets, Leasehold, Org. Costs                       257                265                233                198
Prepaid Expenses and Other Receivables                  2,709              1,090              1,567                522
                                                  -----------        -----------        -----------        -----------
Other Assets                                           17,100             12,136              9,092              5,216

Total Assets                                      $ 2,184,197        $ 1,403,478        $ 1,028,330        $   581,313
                                                  ===========        ===========        ===========        ===========


Short-Term Borrowings                             $ 1,953,103        $ 1,225,094        $   896,214        $   508,721
Long-Term Borrowings                                        0                  0                  0                  0
Accrued Interest Payable                               14,060             10,379              4,052              1,616
Accrued Expenses and Other Payables                       761                472                361                290
Dividends Payable                                       5,268              4,016              3,408              2,540
                                                  -----------        -----------        -----------        -----------
Total Liabilities                                 $ 1,973,192        $ 1,239,961        $   904,035        $   513,167

Preferred Stock                                   $    29,579        $    29,712        $         0        $         0
Common Stock                                              110                 91                 85                 55
Additional Paid-in Capital                            187,507            138,081            130,441             73,926
Net Market Valuation Account                           (3,460)            (2,060)            (4,553)            (5,065)
Retained Earnings after Dividends                      (2,731)            (2,307)            (1,678)              (770)
                                                  -----------        -----------        -----------        -----------
Total Stockholders' Equity                            211,005            163,517            124,295             68,146

Total Liabilities plus Stockholders' Equity       $ 2,184,197        $ 1,403,478        $ 1,028,330        $   581,313
                                                  ===========        ===========        ===========        ===========

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                    AT
                                                  --------------------------------------------------------------------
BALANCE SHEETS                                      DEC. 31,           DEC. 31,           DEC. 31,           DEC. 31,
(ALL DOLLARS IN THOUSANDS)                            1997              1996               1995               1994
                                                  -----------        -----------        -----------        -----------

Cash and Cash Equivalents                         $    49,549        $    11,068        $     4,825        $     1,027

Mortgage Loans:
              Principal Value                       1,519,124            514,837             26,411                  0
              Unamortized Premium                      34,844             12,389                210                  0
              Unamortized Discount                          0               (142)              (172)                 0
              Real Estate Owned                           713                196                  0                  0
              Reserve For Credit Losses                (2,855)              (428)               (79)                 0
              Market Valuation Account                      0             (1,377)                80                  0
                                                  -----------        -----------        -----------        -----------
              Total Mortgage Loans                  1,551,826            525,475             26,450                  0

Mortgage Securities:
              Principal Value                       1,779,375          1,602,212            417,214            120,627
              Unamortized Premium                      51,329             41,928              9,433                828
              Unamortized Discount                    (12,442)           (15,951)           (16,860)            (1,320)
              Reserve For Credit Losses                (2,076)            (1,752)              (411)                 0
              Market Valuation Account                 (1,390)             1,516             (3,582)            (2,658)
                                                  -----------        -----------        -----------        -----------
              Total Mortgage Securities             1,814,796          1,627,953            405,794            117,477

Total Mortgage Assets                               3,366,622          2,153,428            432,244            117,477

Interest Rate Agreements                               10,781              6,200              2,521              1,791
Market Valuation Account                               (8,681)            (3,599)            (1,974)               101
                                                  -----------        -----------        -----------        -----------
Total Interest Rate Agreements                          2,100              2,601                547              1,892

Accrued Interest Receivable                            23,119             14,134              3,270                743
Fixed Assets, Leasehold, Org. Costs                       539                257                206                201
Prepaid Expenses and Other Receivables                  2,268              2,709                465                188
                                                  -----------        -----------        -----------        -----------
Other Assets                                           25,926             17,100              3,941              1,132

Total Assets                                      $ 3,444,197        $ 2,184,197        $   441,557        $   121,529
                                                  ===========        ===========        ===========        ===========

Short-Term Borrowings                             $ 1,914,525        $ 1,953,103        $   370,316        $   100,376
Long-Term Borrowings                                1,172,801                  0                  0                  0
Accrued Interest Payable                               14,476             14,060              1,290                676
Accrued Expenses and Other Payables                     2,172                761                227                 29
Dividends Payable                                       5,686              5,268              1,434                167
                                                  -----------        -----------        -----------        -----------
Total Liabilities                                 $ 3,109,660        $ 1,973,192        $   373,267        $   101,248

Preferred Stock                                   $    26,736        $    29,579        $         0        $    22,785
Common Stock                                              143                110                 55                  2
Additional Paid-in Capital                            324,555            187,507             73,895                 19
Net Market Valuation Account                          (10,071)            (3,460)            (5,476)            (2,557)
Retained Earnings after Dividends                      (6,826)            (2,731)              (184)                31
                                                  -----------        -----------        -----------        -----------
Total Stockholders' Equity                            334,537            211,005             68,290             20,280

Total Liabilities plus Stockholders' Equity       $ 3,444,197        $ 2,184,197        $   441,557        $   121,528
                                                  ===========        ===========        ===========        ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3


                                                                                              AT OR
MORTGAGE ASSET CHARACTERISTICS                                                       FOR THREE MONTHS ENDING
                                                                   -------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             DEC. 31,      SEP. 30,        JUN. 30,          MAR. 31,
                                                                        1997           1997            1997             1997
                                                                   -------------  -------------   -------------    -------------


Average Characteristics of Loans and Securities (Mortgage Assets)
at End of Period
Single-Family Properties                                                 100%               100%            100%            100%
Adjustable Rate                                                          100%               100%            100%            100%
First Lien                                                               100%               100%            100%            100%
Average Credit Rating Equivalent                                         AA+                AA+             AA+             AA+
Amortized Cost as % of Principal Value                                102.23%            102.16%         102.21%         101.94%
Coupon Rate                                                             7.71%              7.75%           7.73%           7.70%

Months to Next Coupon Adjustment                                           4                  4               5               5
Level of Index                                                          5.68%              5.65%           5.77%           5.98%
Net Margin                                                              2.06%              2.11%           2.15%           2.21%
Fully Indexed Coupon Rate                                               7.74%              7.76%           7.92%           8.19%
Coupon Versus Fully-Indexed Rate                                       -0.03%             -0.01%          -0.19%          -0.49%
Net Life Cap                                                           12.08%             12.03%          12.01%          11.91%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                          46.1%              40.2%           33.8%           28.1%
Mortgage Securities: AAA/AA                                             53.6%              58.2%           64.5%           69.8%
Mortgage Securities: A/BBB                                               0.0%               0.7%            0.8%            1.0%
Mortgage Securities: Below BBB                                           0.3%               0.9%            0.9%            1.1%
                                                                 -----------         ----------      ----------      ----------
Total Mortgage Assets (%)                                              100.0%             100.0%          100.0%          100.0%
Total Mortgage Assets (Amortized Cost)                           $ 3,372,943         $3,431,760      $3,363,131      $2,605,323

Percentage of Mortgage Assets by Index, Adjustment Frequency,
and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                         20.1%              12.4%            8.9%            2.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                  22.5%              26.2%           27.5%           32.4%
6 Month LIBOR, adjusts every 6 months, no periodic cap                  11.2%              11.4%            7.4%            1.9%
6 Month CD, adjusts every 6 months, 2% periodic cap                      1.2%               1.3%            1.5%            1.9%
6 Month Treasury, adjusts every 6 months, 2% periodic cap                0.6%               0.6%            0.6%            0.8%
6 Month Treasury, adjusts every 6 months, no periodic cap                0.5%               0.5%            0.5%            0.7%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                 1.6%               1.7%            1.8%            2.4%
12 Month Treasury, adjusts annually, 2% periodic cap                    40.7%              44.5%           50.3%           55.4%
12 Month Treasury, adjusts annually, no periodic cap                     0.1%               0.1%            0.1%            0.1%
Other                                                                    1.5%               1.3%            1.4%            1.8%
                                                                 -----------         ----------      ----------      ----------
Total Mortgage Assets (%)                                              100.0%             100.0%          100.0%          100.0%
Total Mortgage Assets (Principal Value)                          $ 3,299,212         $3,359,213      $3,290,562     $ 2,555,857

Net Mortgage Asset Growth
Mortgage Acquisitions                                              $ 342,283      $     369,463       $ 962,890       $ 627,075
Mortgage Principal Repayments                                       (347,427)          (252,398)       (199,945)       (173,362)
Amortization                                                          (7,921)            (6,512)         (5,109)         (3,818)
Credit Losses                                                            (40)               (68)            (28)            (41)
Sales                                                                (45,712)           (41,856)              0               0
                                                                 -----------         ----------      ----------      ----------
Change in Mortgage Assets (Amortized Cost)                           (58,817)            68,629         757,808         449,854

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                                 AT OR
MORTGAGE ASSET CHARACTERISTICS                                                          FOR THREE MONTHS ENDING
                                                                   -----------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             DEC. 31,           SEP. 30,        JUN. 30,          MAR. 31,
                                                                         1996               1996            1996              1996
Average Characteristics of Loans and Securities (Mortgage Assets)
at End of Period
Single-Family Properties                                                  100%               100%            100%              100%
Adjustable Rate                                                           100%               100%            100%              100%
First Lien                                                                100%               100%            100%              100%
Average Credit Rating Equivalent                                          AA+                AA+             AA+               AA+
Amortized Cost as % of Principal Value                                 101.81%            101.20%         100.60%            99.29%
Coupon Rate                                                              7.75%              7.55%           7.42%             7.59%
Months to Next Coupon Adjustment                                            5                  4               4                 3
Level of Index                                                           5.58%              5.70%           5.72%             5.47%
Net Margin                                                               2.24%              2.21%           2.21%             2.11%
Fully Indexed Coupon Rate                                                7.82%              7.91%           7.93%             7.58%
Coupon Versus Fully-Indexed Rate                                        -0.07%             -0.36%          -0.51%             0.01%
Net Life Cap                                                            11.73%             11.69%          11.71%            11.53%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                           24.5%               9.3%            6.9%              4.4%
Mortgage Securities: AAA/AA                                              73.0%              86.8%           87.7%             86.1%
Mortgage Securities: A/BBB                                                1.2%               1.8%            2.5%              4.6%
Mortgage Securities: Below BBB                                            1.3%               2.1%            2.9%              4.9%
                                                                    ----------        ----------      ----------          --------
Total Mortgage Assets (%)                                                100.0%            100.0%          100.0%            100.0%
Total Mortgage Assets (Amortized Cost)                              $2,155,469        $1,377,331      $1,011,847          $569,743

Percentage of Mortgage Assets by Index, Adjustment Frequency,
and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                            1.4%              2.3%            3.3%              6.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                    36.2%             45.9%           54.4%             63.2%
6 Month LIBOR, adjusts every 6 months, no periodic cap                     0.0%              0.0%            0.0%              0.0%
6 Month CD, adjusts every 6 months, 2% periodic cap                        2.5%              2.4%            3.3%              8.7%
6 Month Treasury, adjusts every 6 months, 2% periodic cap                  1.1%              1.7%            2.4%              0.0%
6 Month Treasury, adjusts every 6 months, no periodic cap                  0.9%              1.3%            1.9%              3.6%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                   0.0%              0.0%            0.0%              0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                      55.7%             45.0%           32.8%             14.6%
12 Month Treasury, adjusts annually, no periodic cap                       0.0%              0.0%            0.0%              0.0%
Other                                                                      2.2%              1.4%            1.9%              3.3%
                                                                    ----------        ----------      ----------          --------
Total Mortgage Assets (%)                                                100.0%            100.0%          100.0%            100.0%
Total Mortgage Assets (Principal Value)                             $2,117,244        $1,361,062      $1,005,764          $573,807

Net Mortgage Asset Growth
Mortgage Acquisitions                                                 $875,968          $443,860        $496,184          $166,852
Mortgage Principal Repayments                                          (95,610)          (76,942)        (53,058)          (32,814)
Amortization                                                            (2,213)           (1,434)         (1,022)             (531)
Credit Losses                                                               (7)                0               0                 0
Sales                                                                        0                 0               0                 0
                                                                    ----------        ----------      ----------          --------
Change in Mortgage Assets (Amortized Cost)                             778,138           365,484         442,104           133,507

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 3 (CONTINUED)                                                                              AT OR
MORTGAGE ASSET CHARACTERISTICS                                                              FOR YEAR ENDING
                                                                      ----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                DEC. 31,         DEC. 31,     DEC. 31,        DEC. 31,
                                                                            1997             1996         1995            1994
Average Characteristics of Loans and Securities (Mortgage Assets)
at End of Period
Single-Family Properties                                                     100%            100%           100%          100%
Adjustable Rate                                                              100%            100%           100%          100%
First Lien                                                                   100%            100%           100%          100%
Average Credit Rating Equivalent                                             AA+             AA+            AA+           AA+
Amortized Cost as % of Principal Value                                    102.23%         101.81%         98.33%        99.59%
Coupon Rate                                                                 7.71%           7.75%          7.50%         6.00%
Months to Next Coupon Adjustment                                               4               5              3             3
Level of Index                                                              5.68%           5.58%          5.44%         6.94%
Net Margin                                                                  2.06%           2.24%          2.08%         2.25%
Fully Indexed Coupon Rate                                                   7.74%           7.82%          7.52%         9.19%
Coupon Versus Fully-Indexed Rate                                           -0.03%          -0.07%         -0.02%        -3.19%
Net Life Cap                                                               12.08%          11.73%         11.54%        11.48%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                              46.1%           24.5%           6.1%          0.0%
Mortgage Securities: AAA/AA                                                 53.6%           73.0%          81.5%         92.9%
Mortgage Securities: A/BBB                                                   0.0%            1.2%           5.8%          4.3%
Mortgage Securities: Below BBB                                               0.3%            1.3%           6.6%          2.8%
                                                                      ----------      ----------       --------      --------
Total Mortgage Assets (%)                                                  100.0%          100.0%         100.0%        100.0%
Total Mortgage Assets (Amortized Cost)                                $3,372,943      $2,155,469       $436,236      $120,135

Percentage of Mortgage Assets by Index, Adjustment
   Frequency, and Annualized
Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                             20.1%            1.4%           7.6%          3.9%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                      22.5%           36.2%          60.3%         78.3%
6 Month LIBOR, adjusts every 6 months, no periodic cap                      11.2%            0.0%           0.0%          0.0%
6 Month CD, adjusts every 6 months, 2% periodic cap                          1.2%            2.5%          12.2%         17.8%
6 Month Treasury, adjusts every 6 months, 2% periodic cap                    0.6%            1.1%           0.0%          0.0%
6 Month Treasury, adjusts every 6 months, no periodic cap                    0.5%            0.9%           4.9%          0.0%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                     1.6%            0.0%           0.0%          0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                        40.7%           55.7%          12.3%          0.0%
12 Month Treasury, adjusts annually, no periodic cap                         0.1%            0.0%           0.0%          0.0%
Other                                                                        1.5%            2.2%           2.7%          0.0%
                                                                      ----------      ----------       --------      --------
Total Mortgage Assets (%)                                                  100.0%          100.0%         100.0%        100.0%
Total Mortgage Assets (Principal Value)                               $3,299,212      $2,117,244       $443,625      $120,627

Net Mortgage Asset Growth
Mortgage Acquisitions                                                 $2,301,711      $1,982,864       $354,572      $121,297
Mortgage Principal Repayments                                           (973,132)       (258,424)       (38,824)       (1,244)
Amortization                                                             (23,361)         (5,200)           357            82
Credit Losses                                                               (179)             (7)            (4)           (0)
Sales                                                                    (87,565)              0              0             0
                                                                      ----------      ----------       --------      --------
Change in Mortgage Assets (Amortized Cost)                             1,217,474       1,719,233        316,101       120,135

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4

                                                                                                   AT
                                                                            ------------------------------------------------
MORTGAGE LOAN SUMMARY                                                        DEC. 31,     SEP. 30,     JUN. 30,      MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                     1997        1997          1997          1997
                                                                            ---------    ---------    ---------      -------
Number of Loans                                                                 5,041        4,651        3,983        2,795
Principal Value                                                            $1,519,837   $1,348,839   $1,111,376   $  716,137
Amortized Cost                                                              1,554,681    1,379,691    1,136,694      731,957
Reported Value (Net of Credit Reserve)                                      1,551,826    1,378,328    1,135,765      730,035
Estimated Bid-Side Market Value                                             1,552,586    1,379,166    1,136,004      729,561

Adjustable-Rate                                                                   100%         100%         100%         100%
Single-Family                                                                     100%         100%         100%         100%
"A" Quality Underwriting                                                          100%         100%         100%         100%
First Lien                                                                        100%         100%         100%         100%
Primary Residence (Owner-Occupied)                                                 89%          91%          92%          94%
Second Home                                                                         8%           7%           6%           4%
Investor Property                                                                   3%           2%           2%           2%

Average Loan Size                                                          $      301   $      290   $      279   $      256
Loan Balance (Less than) Conventional Loan Balance Limit ($214,600 in 1997)        18%          19%          20%          20%
Loan Balance (Greater than) $500,000                                               37%          33%          27%          14%
Original Loan-To-Value Ratio (LTV)                                                 78%          77%          78%          74%
Original LTV (Greater than) 80%                                                    38%          35%          33%          24%
% of Original LTV (Greater than) 80% with Primary Mortgage                         95%          96%          94%          94%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                                   66%          66%          69%          68%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                                   4%           4%           6%           9%
1991 Origination                                                                    *            *            1%           1%
      1992                                                                          1%           1%           2%           3%
      1993                                                                          4%           4%           6%           9%
      1994                                                                         13%          17%          23%          41%
      1995                                                                          1%           2%           2%           4%
      1996                                                                         11%          14%          18%          30%
      1997                                                                         66%          58%          42%           2%
Average Seasoning in Months                                                        18           19           22           33

Northern California                                                                11%          13%          13%          17%
Southern California                                                                18%          19%          21%          24%
Florida                                                                             9%           9%           8%           5%
New York                                                                            7%           6%           5%           4%
Georgia                                                                             5%           4%           3%           2%
New Jersey                                                                          4%           4%           4%           3%
Connecticut                                                                         4%           4%           4%           3%
Texas                                                                               4%           4%           4%           3%
Colorado                                                                            4%           3%           3%           2%
Maryland                                                                            3%           3%           4%           6%
Illinois                                                                            3%           3%           3%           4%
Arizona                                                                             2%           3%           3%           1%
Other States                                                                       26%          25%          25%          26%

*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                              AT
                                                                           -----------------------------------------
MORTGAGE LOAN SUMMARY                                                      DEC. 31,   SEP. 30,   JUN. 30,    MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                   1996       1996       1996       1996
                                                                           --------   --------   --------   --------
Number of Loans                                                               2,172        478        257        101
Principal Value                                                            $515,033   $126,426   $ 69,154   $ 24,831
Amortized Cost                                                              527,280    127,808     69,680     24,851
Reported Value (Net of Credit Reserve)                                      525,475    127,694     69,666     24,861
Estimated Bid-Side Market Value                                             525,475    127,694     69,666     24,861

Adjustable-Rate                                                                 100%       100%       100%       100%
Single-Family                                                                   100%       100%       100%       100%
"A" Quality Underwriting                                                        100%       100%       100%       100%
First Lien                                                                      100%       100%       100%       100%
Primary Residence (Owner-Occupied)                                               94%        99%        99%       100%
Second Home                                                                       4%         1%         1%         0%
Investor Property                                                                 2%         0%         0%         0%

Average Loan Size                                                          $    237   $    264   $    269   $    246
Loan Balance [Less Than] Conventional Loan Balance Limit ($214,600 in 1997)      22%        15%        13%        27%
Loan Balance [Greater Than] $500,000                                              8%        12%        13%        25%
Original Loan-To-Value Ratio (LTV)                                               77%        78%        76%        77%
Original LTV [Greater Than] 80%                                                  25%        32%        23%        27%
% of Original LTV [Greater Than] 80% with Primary Mortgage                       97%       100%       100%       100%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                                 73%        73%        73%        73%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                                13%         0%         0%         0%
1991 Origination                                                                  2%         0%         0%         0%
    1992                                                                          4%         0%         0%         0%
    1993                                                                         14%         7%         1%         0%
    1994                                                                         52%        43%         2%         2%
    1995                                                                          7%        32%        63%        98%
    1996                                                                          8%        18%        34%         0%
    1997                                                                          0%         0%         0%         0%
Average Seasoning in Months                                                      37          9          4          7

Northern California                                                              18%        34%        30%        30%
Southern California                                                              26%        51%        43%        46%
Florida                                                                           4%         *          1%         1%
New York                                                                          3%         *          *          0%
Georgia                                                                           2%         *          1%         1%
New Jersey                                                                        3%         *          *          1%
Connecticut                                                                       3%         1%         1%         1%
Texas                                                                             2%         1%         1%         4%
Colorado                                                                          1%         2%         3%         3%
Maryland                                                                          8%         *          1%         2%
Illinois                                                                          4%         *          1%         0%
Arizona                                                                           2%         0%         0%         0%
Other States                                                                     24%        11%        18%        11%

*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                      AT

MORTGAGE LOAN SUMMARY                                                        DEC. 31,     DEC. 31,    DEC. 31,     DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                                    1997         1996         1995        1994
                                                                           ----------   ----------   ----------  ----------
Number of Loans                                                                 5,041        2,172          109         0
Principal Value                                                            $1,519,837   $  515,033   $   26,411       $ 0
Amortized Cost                                                              1,554,681      527,280       26,449         0
Reported Value (Net of Credit Reserve)                                      1,551,826      525,475       26,450         0
Estimated Bid-Side Market Value                                             1,552,586      525,475       26,450         0

Adjustable-Rate                                                                   100%         100%         100%      n/a
Single-Family                                                                     100%         100%         100%      n/a
"A" Quality Underwriting                                                          100%         100%         100%      n/a
First Lien                                                                        100%         100%         100%      n/a
Primary Residence (Owner-Occupied)                                                 89%          94%         100%      n/a
Second Home                                                                         8%           4%           0%      n/a
Investor Property                                                                   3%           2%           0%      n/a

Average Loan Size                                                          $      301   $      237   $      242       n/a
Loan Balance Less than Conventional Loan Balance Limit ($214,600 in 1997)          18%          23%          11%      n/a
Loan Balance Greater Than $500,000                                                 37%           8%          13%      n/a
Original Loan-To-Value Ratio (LTV)                                                 78%          77%          76%      n/a
Original LTV Greater than 80%                                                      38%          25%          26%      n/a
% of Original LTV Greater than 80% with Primary Mortgage                           95%          97%         100%      n/a
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                                   66%          73%          72%      n/a
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                                   4%          13%           0%      n/a
1991 Origination                                                                    *            2%           0%      n/a
      1992                                                                          1%           4%           0%      n/a
      1993                                                                          4%          14%           0%      n/a
      1994                                                                         13%          52%           2%      n/a
      1995                                                                          1%           7%          98%      n/a
      1996                                                                         11%           8%           0%      n/a
      1997                                                                         66%           0%           0%      n/a
Average Seasoning in Months                                                        18           37            4       n/a

Northern California                                                                11%          18%          30%      n/a
Southern California                                                                18%          26%          44%      n/a
Florida                                                                             9%           4%           1%      n/a
New York                                                                            7%           3%           0%      n/a
Georgia                                                                             5%           2%           1%      n/a
New Jersey                                                                          4%           3%           1%      n/a
Connecticut                                                                         4%           3%           1%      n/a
Texas                                                                               4%           2%           4%      n/a
Colorado                                                                            4%           1%           3%      n/a
Maryland                                                                            3%           8%           2%      n/a
Illinois                                                                            3%           4%           0%      n/a
Arizona                                                                             2%           2%           2%      n/a
Other States                                                                       26%          24%          11%      n/a

*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5

EARNING ASSET YIELD, INTEREST RATE SPREAD                                    FOR THREE MONTHS ENDING
                                                                       -------------------------------------
AND INTEREST RATE MARGIN                                               DEC. 31, SEP. 30,   JUN. 30,   MAR. 31,
                                                                        1997      1997      1997       1997
                                                                       ------    ------    ------    ------
Mortgage Coupon Rate (All Mortgage Assets)                               7.70      7.77      7.74      7.70%
Amortized Cost as % of Principal Value                                 102.20    102.22    102.15    101.84%
Coupon Yield on Amortized Cost                                           7.53      7.60      7.57      7.56%

Effect of Premium/Discount Amortization                                 -0.98%    -0.79%    -0.71%    -0.68%

Mortgage Yield                                                           6.55      6.81      6.86      6.88%
Cash Yield                                                               5.59      5.60      5.52      5.33%
                                                                       ------    ------    ------    ------

Earning Asset Yield (Mortgages plus Cash)                                6.54      6.80      6.86      6.87%

Cost of Funds of Short-Term Borrowings                                   5.96      5.98      5.86      5.62%
Cost of Funds of Long-Term Borrowings                                    6.40      6.28       n/a        n/a
                                                                       ------    ------    ------    ------

Total Cost of Funds                                                      6.09      6.02      5.86      5.62%
Cost of Hedging (as % of Borrowings)                                     0.17      0.14      0.13      0.12%
Interest Rate Spread                                                     0.28      0.64      0.87      1.13%

Net Interest Margin (Net Interest Income/Assets)                         0.72      1.12      1.31      1.57%
Net Interest Income/Average Equity                                       7.06     11.13     13.25     15.30%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                       0.06      0.11      0.10      0.12%
Credit Provisions as a % of Equity                                       0.59      1.09      1.06      1.17%

Operating Expenses to Average Assets                                     0.13      0.13      0.16      0.20%
Operating Expenses to Average Equity                                     1.29      1.33      1.66      1.97%
Efficiency Ratio (Op. Exp./Net Int. Income)                             18.25     11.93     12.51     12.86%
Average Assets Per Employee ($MM)                                     $   242   $   244   $   257   $   221

GAAP Return on Total Equity                                              5.80      8.73     10.53     12.16%
GAAP Return on Common Equity                                             5.43      8.60     10.65     12.44%
Taxable Income Return on Total Equity                                    6.38      9.43     11.34     13.34%
Taxable Income Return on Common Equity                                   6.06      9.36     11.55     13.79%

GAAP Return on Average Assets                                            0.59      0.88      1.04      1.25%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools              27%       24%       23%       24%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                43%       31%       28%       32%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                      24%       23%       28%       24%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                        29%       29%       35%       32%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                30%       25%       22%       23%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                   53%       33%       26%       31%

SUPPLEMENTAL HISTORICAL INFORMATION

EARNING ASSET YIELD, INTEREST RATE SPREAD                                   FOR THREE MONTHS ENDING
                                                                       -----------------------------------
AND INTEREST RATE MARGIN                                               DEC. 31, SEP. 30,  JUN. 30, MAR. 31,
                                                                        1996      1996      1996     1996
                                                                       ------    ------    -----    -----
Mortgage Coupon Rate (All Mortgage Assets)                               7.58%     7.52%    7.47%    7.73%
Amortized Cost as % of Principal Value                                 101.41%   100.98%   99.95%   98.85%
Coupon Yield on Amortized Cost                                           7.48%     7.44%    7.48%    7.82%

Effect of Premium/Discount Amortization                                 -0.59%    -0.52%   -0.56%   -0.44%

Mortgage Yield                                                           6.89%     6.92%    6.92%    7.38%
Cash Yield                                                               5.31%     5.30%    5.61%    5.93%
                                                                       ------    ------    -----    -----
Earning Asset Yield (Mortgages plus Cash)                                6.87%     6.90%    6.90%    7.34%

Cost of Funds of Short-Term Borrowings                                   5.76%     5.78%    5.57%    5.69%
Cost of Funds of Long-Term Borrowings                                     n/a       n/a      n/a      n/a
                                                                       ------    ------    -----    -----
Total Cost of Funds                                                      5.76%     5.78%    5.57%    5.69%
Cost of Hedging (as % of Borrowings)                                     0.12%     0.14%    0.16%    0.14%
Interest Rate Spread                                                     0.99%     0.98%    1.17%    1.51%

Net Interest Margin (Net Interest Income/Assets)                         1.55%     1.58%    1.85%    2.17%
Net Interest Income/Average Equity                                      13.01%    12.40%   12.14%   14.92%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                       0.10%     0.18%    0.25%    0.26%
Credit Provisions as a % of Equity                                       0.81%     1.40%    1.62%    1.78%

Operating Expenses to Average Assets                                     0.21%     0.23%    0.31%    0.38%
Operating Expenses to Average Equity                                     1.72%     1.82%    2.02%    2.64%
Efficiency Ratio (Op. Exp./Net Int. Income)                             13.23%    14.69%   16.63%   17.71%
Average Assets Per Employee ($MM)                                      $  155    $  115   $   84    $  70

GAAP Return on Total Equity                                             10.48%     9.18%    8.50%   10.50%
GAAP Return on Common Equity                                            10.53%     9.06%    8.50%   10.50%
Taxable Income Return on Total Equity                                   11.75%    10.97%   10.69%   13.69%
Taxable Income Return on Common Equity                                  12.03%    11.06%   10.69%   13.69%

GAAP Return on Average Assets                                            1.25%     1.17%    1.30%    1.52%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools                 23%       24%      29%      26%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                   26%       28%      29%      27%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                         32%       19%      28%      19%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                           42%       25%      37%      25%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                   22%       24%      29%      26%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                      24%       28%      28%      27%

SUPPLEMENTAL HISTORICAL INFORMATION

EARNING ASSET YIELD, INTEREST RATE SPREAD                                      FOR YEAR ENDING
                                                                       ------------------------------------
AND INTEREST RATE MARGIN                                               DEC. 31,  DEC. 31, DEC. 31, DEC. 31,
                                                                        1997      1996      1995     1994
                                                                       ------    ------    -----    ------
Mortgage Coupon Rate (All Mortgage Assets)                               7.72%     7.55%    7.16%     6.09%
Amortized Cost as % of Principal Value                                 102.13%   100.68%   99.02%   100.02%
Coupon Yield on Amortized Cost                                           7.56%     7.50%    7.23%     6.09%

Effect of Premium/Discount Amortization                                 -0.81%    -0.55%    0.17%     0.45%

Mortgage Yield                                                           6.75%     6.95%    7.40%     6.54%
Cash Yield                                                               5.53%     5.51%    5.43%     4.73%
                                                                       ------    ------    -----    ------

Earning Asset Yield (Mortgages plus Cash)                                6.74%     6.93%    7.36%     6.33%

Cost of Funds of Short-Term Borrowings                                   5.86%     5.71%    6.06%     5.55%
Cost of Funds of Long-Term Borrowings                                    6.31%      n/a      n/a       n/a
                                                                       ------    ------    -----    ------
Total Cost of Funds                                                      5.92%     5.71%    6.06%     5.55%
Cost of Hedging (as % of Borrowings)                                     0.14%     0.13%    0.19%     0.06%
Interest Rate Spread                                                     0.68%     1.09%    1.11%     0.72%

Net Interest Margin (Net Interest Income/Assets)                         1.14%     1.69%    2.17%     2.50%
Net Interest Income/Average Equity                                      11.27%    12.90%   11.03%     7.27%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                       0.10%     0.17%    0.22%     0.00%
Credit Provisions as a % of Equity                                       0.95%     1.29%    1.14%     0.00%

Operating Expenses to Average Assets                                     0.15%     0.26%    0.51%     0.69%
Operating Expenses to Average Equity                                     1.52%     1.94%    2.61%     2.01%
Efficiency Ratio (Op. Exp./Net Int. Income)                             13.47%    15.08%   23.66%    27.73%
Average Assets Per Employee ($MM)                                     $   242   $   109   $   39    $    12

GAAP Return on Total Equity                                              8.98%     9.66%    7.28%     5.25%
GAAP Return on Common Equity                                             8.87%     9.61%    7.28%     5.25%
Taxable Income Return on Total Equity                                    9.76%    11.55%    8.84%     4.86%
Taxable Income Return on Common Equity                                   9.73%    11.68%    8.84%     4.86%

GAAP Return on Average Assets                                            0.91%     1.27%    1.43%     1.81%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools                 25%       25%      19%        9%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                   34%       27%      18%        7%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                         24%       26%       5%       n/a
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                           31%       35%       6%       n/a

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                   25%       24%      19%        9%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                      36%       27%      19%        2%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6

                                                                                           AT OR
AVERAGE DAILY BALANCE SHEET                                                       FOR THREE MONTHS ENDING
                                                                    --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                            DEC. 31,       SEP. 30,      JUN. 30,         MAR. 31,
                                                                        1997          1997           1997            1997
                                                                    -----------    -----------    -----------    -----------
Cash                                                                $    28,592    $    35,647    $    19,307    $    12,147
Mortgage Loans                                                        1,360,029      1,155,099        758,445        574,781
Mortgage Securities                                                   1,914,118      2,136,442      2,111,832      1,658,629
Credit Reserve                                                           (4,679)        (3,873)        (3,083)        (2,394)
Market Valuation Adjustment, Mortgage Assets                        $     5,937    $     6,072    $     1,913    $     1,022
Interest Rate Agreements                                                 11,207         11,943         11,185          6,899
Market Valuation Adjustment, Interest Rate Agreements                    (8,792)        (8,640)        (4,576)        (4,004)
Other Assets                                                            117,643         85,689         75,928         58,856
                                                                    -----------    -----------    -----------    -----------

Total Assets                                                          3,424,055      3,418,379      2,970,951      2,305,936
                                                                    -----------    -----------    -----------    -----------

Short-Term Borrowings                                                 1,233,924      2,695,438      2,659,914      2,056,051
Long-Term Borrowings                                                    910,870        355,028              0              0
Other Liabilities                                                        20,912         24,714         20,530         15,691
                                                                    -----------    -----------    -----------    -----------

Total Liabilities                                                     2,165,706      3,075,181      2,680,444      2,071,742
                                                                    -----------    -----------    -----------    -----------

Preferred Stock                                                          26,733         26,733         28,946         29,545
Common Stock                                                            328,384        321,492        265,561        208,426
Market Valuation Adjustment                                         $    (2,855)   $    (2,568)   $    (2,663)   $    (2,982)
Retained Earnings, after Dividend                                        (4,783)        (2,458)        (1,337)          (795)
                                                                    -----------    -----------    -----------    -----------
Stockholders' Equity                                                    347,479        343,199        290,507        234,194
                                                                    -----------    -----------    -----------    -----------


Amortized Cost of Total Assets                                        3,426,910      3,420,947      2,973,614      2,308,918
Equity, before Market Valuation Adjustments                             350,334        345,767        293,170        237,176


BORROWING COMPOSITIONS (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                        62.0%          84.1%         100.0%         100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                              13.8%           9.9%           0.0%           0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                               5.3%           6.0%           0.0%           0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                            18.9%           0.0%           0.0%           0.0%
                                                                    -----------    -----------    -----------    -----------
Total Borrowings %                                                        100.0%         100.0%         100.0%         100.0%
Total Borrowings $                                                  $ 3,087,326    $ 3,137,140    $ 3,102,784    $ 2,373,279


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                   $    24,893    $    28,758    $    29,425    $    12,985
Estimated Borrowing Capacity                                            182,713        206,442        160,338        140,561
                                                                    -----------    -----------    -----------    -----------
Total Liquidity                                                     $   207,606    $   235,200    $   189,763    $   153,546
Total Liquidity as Percent of Short-Term Borrowings                          11%             9%             6%             6%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                              $    86,173    $    86,934    $    87,661    $    65,107
Unamortized Discount of Mortgage Assets                                 (12,442)       (14,387)       (15,091)       (15,641)
Unamortized Premium of Long-Term Debt                                    (5,795)             0              0              0
                                                                    -----------    -----------    -----------    -----------
Net Premium                                                         $    67,937    $    72,548    $    72,569    $    49,466
Net Premium as Percent of Equity (before Market Value Adjustments)         19.7%          20.5%          24.4%          20.1%
Net Premium as Percent of Assets (Amortized Cost)                           2.0%           2.1%           2.1%           1.9%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                          AT OR
AVERAGE DAILY BALANCE SHEET                                                       FOR THREE MONTHS ENDING
                                                                    --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                            DEC. 31,      SEP. 30,        JUN. 30,       MAR. 31,
                                                                       1996           1996            1996           1996
                                                                    -----------    -----------    -----------    -----------
Cash                                                                $    16,137    $    18,854    $    14,402    $    14,639
Mortgage Loans                                                          143,368         93,991         45,313         25,279
Mortgage Securities                                                   1,347,617      1,010,853        688,697        457,841
Credit Reserve                                                           (1,952)        (1,491)        (1,002)          (594)
Market Valuation Adjustment, Mortgage Assets                        $       603    $    (2,279)   $    (3,865)   $    (3,880)
Interest Rate Agreements                                                  4,681          3,185          2,737          2,503
Market Valuation Adjustment, Interest Rate Agreements                    (3,513)        (1,352)        (1,080)        (1,836)
Other Assets                                                             41,430         30,129         21,566         13,094
                                                                    -----------    -----------    -----------    -----------
Total Assets                                                          1,548,371      1,151,890        766,768        507,046
                                                                    -----------    -----------    -----------    -----------


Short-Term Borrowings                                                 1,351,510        999,229        651,643        435,979
Long-Term Borrowings                                                          0              0              0              0
Other Liabilities                                                        14,898          8,728          2,472          2,324
                                                                    -----------    -----------    -----------    -----------
Total Liabilities                                                     1,366,408      1,007,957        654,115        438,303
                                                                    -----------    -----------    -----------    -----------

Preferred Stock                                                          29,671         15,179              0              0
Common Stock                                                            156,594        132,924        117,695         73,998
Market Valuation Adjustment                                         $    (2,910)   $    (3,631)   $    (4,945)   $    (5,716)
Retained Earnings, after Dividend                                        (1,392)          (539)           (97)           461
                                                                    -----------    -----------    -----------    -----------
Stockholders' Equity                                                    181,963        143,933        112,653         68,743
                                                                    -----------    -----------    -----------    -----------

Amortized Cost of Total Assets                                        1,551,281      1,155,521        771,713        512,762
Equity, before Market Valuation Adjustments                             184,873        147,564        117,598         74,459


BORROWING COMPOSITIONS (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                       100.0%         100.0%         100.0%         100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                               0.0%           0.0%           0.0%           0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                               0.0%           0.0%           0.0%           0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                             0.0%           0.0%           0.0%           0.0%
                                                                    -----------    -----------    -----------    -----------
Total Borrowings %                                                        100.0%         100.0%         100.0%         100.0%
Total Borrowings $                                                  $ 1,953,103    $ 1,225,094    $   896,214    $   508,721


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                   $    11,068    $    14,599    $    10,407    $     9,705
Estimated Borrowing Capacity                                            123,995         99,126         69,581         29,153
                                                                    -----------    -----------    -----------    -----------

Total Liquidity                                                     $   135,063    $   113,725    $    79,988    $    38,858
Total Liquidity as Percent of Short-Term Borrowings                           7%             9%             9%             8%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                              $    54,318    $    32,607    $    22,690    $    12,790
Unamortized Discount of Mortgage Assets                                 (16,093)       (16,338)       (16,608)       (16,854)
Unamortized Premium of Long-Term Debt                                         0              0              0              0
                                                                    -----------    -----------    -----------    -----------
Net Premium                                                         $    38,225    $    16,270    $     6,082    $    (4,064)
Net Premium as Percent of Equity (before Market Value Adjustments)         17.8%           9.8%           4.7%          -5.6%
Net Premium as Percent of Assets (Amortized Cost)                           1.7%           1.2%           0.6%          -0.7%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                             AT OR
AVERAGE DAILY BALANCE SHEET                                                             FOR YEAR ENDING
                                                                    --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             DEC. 31,       DEC. 31,      DEC. 31,       DEC. 31,
                                                                        1997           1996           1995           1994
                                                                    -----------    -----------    -----------    -----------
Cash                                                                $    24,001    $    16,016    $     4,272    $     6,627
Mortgage Loans                                                          964,768         77,215          5,006              0
Mortgage Securities                                                   1,956,452        877,907        204,284         50,080
Credit Reserve                                                           (3,514)        (1,262)           (92)             0
Market Valuation Adjustment, Mortgage Assets                        $    (1,134)   $    (2,347)   $       (78)   $      (583)
Interest Rate Agreements                                                 10,325          3,280          2,039            759
Market Valuation Adjustment, Interest Rate Agreements                    (2,482)        (1,948)        (1,046)            31
Other Assets                                                             84,693         26,606          5,107            948
                                                                    -----------    -----------    -----------    -----------
Total Assets                                                          3,033,108        995,467        219,492         57,862
                                                                    -----------    -----------    -----------    -----------

Short-Term Borrowings                                                 2,390,132        861,316        174,926         37,910
Long-Term Borrowings                                                    319,076              0              0              0
Other Liabilities                                                        20,488          7,131          2,342            367
                                                                    -----------    -----------    -----------    -----------
Total Liabilities                                                     2,729,696        868,447        177,268         38,277
                                                                    -----------    -----------    -----------    -----------

Preferred Stock                                                          27,978         11,274              0              0
Common Stock                                                            281,405        120,436         43,390         20,941
Market Valuation Adjustment                                         $    (3,617)   $    (4,295)   $    (1,124)   $      (552)
Retained Earnings, after Dividend                                        (2,354)          (395)           (42)          (804)
                                                                    -----------    -----------    -----------    -----------
Stockholders' Equity                                                    303,412        127,020         42,224         19,585
                                                                    -----------    -----------    -----------    -----------

Amortized Cost of Total Assets                                        3,036,725        999,762        220,616         58,414
Equity, before Market Valuation Adjustments                             307,029        131,315         43,349         20,137


BORROWING COMPOSITIONS (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                        62.0%         100.0%         100.0%         100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                              13.8%           0.0%           0.0%           0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                               5.3%           0.0%           0.0%           0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                            18.9%           0.0%           0.0%           0.0%
                                                                    -----------    -----------    -----------    -----------
Total Borrowings %                                                        100.0%         100.0%         100.0%         100.0%
Total Borrowings $                                                  $ 3,087,326    $ 1,953,103    $   370,316    $   100,376


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                   $    24,893    $    11,068    $     4,825    $     1,027
Estimated Borrowing Capacity                                            182,713        123,995         38,698         11,907
                                                                    -----------    -----------    -----------    -----------
Total Liquidity                                                     $   207,606    $   135,063    $    43,523    $    12,934
Total Liquidity as Percent of Short-Term Borrowings                          11%             7%            12%            13%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                              $    86,173    $    54,318    $     9,644    $       827
Unamortized Discount of Mortgage Assets                                 (12,442)       (16,093)       (17,032)        (1,320)
Unamortized Premium of Long-Term Debt                                    (5,795)             0              0              0
                                                                    -----------    -----------    -----------    -----------

Net Premium                                                         $    67,937    $    38,225    $    (7,389)   $      (493)
Net Premium as Percent of Equity (before Market Value Adjustments)         19.7%          17.8%        -10.0%          -2.2%
Net Premium as Percent of Assets (Amortized Cost)                           2.0%           1.7%         -1.7%          -0.4%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7                                                                                AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                 FOR THREE MONTHS ENDING
                                                                ------------------------------------------------------
  REALIZABLE VALUE                                               DEC. 31,      SEP. 30,       JUN. 30,       MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                         1997          1997          1997            1997
                                                                -----------   -----------   -----------    -----------
Cash                                                            $    49,549   $    57,696   $    29,425    $    12,985
Mortgage Loans                                                    1,552,586     1,379,166     1,136,004        729,561
Mortgage Securities                                               1,814,796     2,059,595     2,227,389      1,874,679
Interest Rate Agreements                                              1,522         2,169         4,206          5,773
Other Assets                                                         25,156        26,048        25,857         19,291
Short-Term Borrowings                                             1,914,525     2,639,773     3,102,784      2,373,279
Long-Term Borrowings                                              1,172,938       497,465             0              0
Other Liabilities                                                    21,201        30,628        27,515         23,411
                                                                -----------   -----------   -----------    -----------
"Mark-To-Market" of Total Equity                                    334,945       356,808       292,582        245,598
Liquidation Cost of Preferred Equity                                 28,195        28,195        28,195         30,989
                                                                -----------   -----------   -----------    -----------
"Mark-To-Market" of Common Equity                               $   306,750   $   328,613   $   264,387    $   214,610

"Mark-To-Market" of Common Equity Per Common Share Outstanding  $     21.47   $     22.54   $     19.95    $     18.03

Reported Common Equity Per Common Share Outstanding             $     21.55   $     22.61   $     20.11    $     18.17

Historical Cost of Common Equity Per Common Share Outstanding   $     22.25   $     22.49   $     20.39    $     18.16


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD
VERSUS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                           10.2%         10.1%          9.9%          10.3%

Average Risk-Adjusted Capital Guideline                                 8.1%          9.0%          9.5%          10.1%

Balance Sheet Capacity Utilization                                       79%           89%           96%            98%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                            9.71%        10.12%         8.55%          9.28%

Ending Risk-Adjusted Capital Guideline                                 7.51%         8.59%         9.41%         10.09%

Excess Capital                                                  $    76,189   $    54,038   $   (29,417)   $   (21,029)

Estimated Asset Growth Potential (Same Asset Mix and Funding)   $ 1,013,956   $   629,081   $  (312,637)   $  (208,706)

Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                             $ 4,748,787   $ 5,373,637   $ 4,005,833    $ 3,589,525


INVESTMENT OF RISK-ADJUSTED CAPITAL

Assets with Short-Term Funding
  Agencies                                                             24.1%         26.2%         36.0%          37.1%

  Mortgage Securities Rated "AAA" or "AA"                              27.6%         27.0%         36.6%          37.2%
  Mortgage Securities Rated "A" or below                                0.0%          6.0%          6.4%           7.6%
  Whole Loans                                                           8.2%         18.3%         31.1%          26.7%
                                                                -----------   -----------   -----------    -----------

Total Assets with Short-Term Funding                                   59.9%         77.5%        110.1%         108.6%

Assets with Long-Term, Non-Recourse Funding
  Mortgage Securities Rated "A" or below                                2.7%          0.0%          0.0%           0.0%
  Whole Loans                                                          14.7%          7.4%          0.0%           0.0%
                                                                -----------   -----------   -----------    -----------

Total Assets with Long-Term, Non-Recourse Funding                      17.4%          7.4%          0.0%           0.0%

Excess Capital                                                         22.7%         15.1%        -10.1%          -8.6%
                                                                -----------   -----------   -----------    -----------

Total Market-Value of Capital %                                       100.0%        100.0%        100.0%         100.0%

Total Market-Value of Capital $                                 $   334,945   $   356,808   $   292,582    $   245,598


SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 7 (CONTINUED)                                                                          AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/                                           FOR THREE MONTHS ENDING
                                                                --------------------------------------------------------
  REALIZABLE VALUE                                               DEC. 31,       SEP. 30,       JUN. 30,      MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                         1996           1996          1996           1996
                                                                -----------    -----------   -----------   -------------
Cash                                                            $    11,068    $    14,599   $    10,407   $       9,705
Mortgage Loans                                                      525,475        127,694        69,666          24,861
Mortgage Securities                                               1,627,953      1,248,176       937,814         540,298
Interest Rate Agreements                                              2,601            873         1,351           1,233
Other Assets                                                         16,778         11,766         8,864           4,987
Short-Term Borrowings                                             1,953,103      1,225,094       896,214         508,721
Long-Term Borrowings                                                      0              0             0               0
Other Liabilities                                                    19,531         14,457         7,522           4,240
                                                                -----------    -----------   -----------   -------------

"Mark-To-Market" of Total Equity                                    211,241        163,557       124,366          68,123
Liquidation Cost of Preferred Equity                                 31,194         31,194             0               0
                                                                -----------    -----------   -----------   -------------

"Mark-To-Market" of Common Equity                               $   180,047    $   132,363   $   124,366   $      68,123

"Mark-To-Market" of Common Equity Per Common Share Outstanding  $     16.37    $     14.59   $     14.60   $       12.34

Reported Common Equity Per Common Share Outstanding             $     16.50    $     14.75   $     14.59   $       12.34

Historical Cost of Common Equity Per Common Share Outstanding   $      16.81   $     14.98   $     15.12   $       13.26


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                           11.9%          12.8%         15.2%           14.5%
Average Risk-Adjusted Capital Guideline                                10.2%          10.7%         11.4%           12.8%
Balance Sheet Capacity Utilization                                       86%            84%           75%             88%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                            9.66%         11.65         12.09           11.72%
Ending Risk-Adjusted Capital Guideline                                 9.97%         10.32         10.77           11.72%
Excess Capital                                                  $    (6,798)   $    18,664   $    13,566   $          26
Estimated Asset Growth Potential (Same Asset Mix and Funding)   $   (68,169)   $   180,836   $   125,972   $         227
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                             $ 3,181,906    $ 2,767,399   $ 2,155,950   $   1,192,215


INVESTMENT OF RISK-ADJUSTED CAPITAL

Assets with Short-Term Funding
  Agencies                                                             39.1%          48.0%         44.9%           36.0%
  Mortgage Securities Rated "AAA" or "AA"                              32.4%          22.2%         24.4%           33.6%
  Mortgage Securities Rated "A" or below                                8.9%          11.4%         14.8%           27.1%
  Whole Loans                                                          22.8%           7.0%          5.0%            3.3%
                                                                -----------    -----------   -----------   -------------

Total Assets with Short-Term Funding                                  103.2%          88.6%         89.1%          100.0%

Assets with Long-Term, Non-Recourse Funding
  Mortgage Securities Rated "A" or below                                0.0%           0.0%          0.0%            0.0%
  Whole Loans                                                           0.0%           0.0%          0.0%            0.0%
                                                                -----------    -----------   -----------   -------------
Total Assets with Long-Term, Non-Recourse Funding                       0.0%           0.0%          0.0%            0.0%

Excess Capital                                                         -3.2%          11.4%         10.9%            0.0%
                                                                -----------    -----------   -----------   -------------
Total Market-Value of Capital %                                       100.0%         100.0%        100.0%          100.0%
Total Market-Value of Capital $                                 $   211,241    $   163,557   $   124,366   $      68,123

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 7 (CONTINUED)                                                                       AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/                                         FOR YEAR ENDING
                                                                ------------------------------------------------------
  REALIZABLE VALUE                                                DEC. 31,      DEC. 31,       DEC. 31,      DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                         1997           1996           1995          1994
                                                                -----------   -----------    -----------   -----------
Cash                                                            $    49,549   $    11,068    $     4,825   $     1,027
Mortgage Loans                                                    1,552,586       525,475         26,450             0
Mortgage Securities                                               1,814,796     1,627,953        405,794       117,477
Interest Rate Agreements                                              1,522         2,601            547         1,892
Other Assets                                                         25,156        16,778          3,671           888
Short-Term Borrowings                                             1,914,525     1,953,103        370,316       100,376
Long-Term Borrowings                                              1,172,938             0              0             0
Other Liabilities                                                    21,201        19,531          2,829           872
                                                                -----------   -----------    -----------   ------------
"Mark-To-Market" of Total Equity                                    334,945       211,241         68,142        20,036
Liquidation Cost of Preferred Equity                                 28,195        31,194              0             0
                                                                -----------   -----------    -----------   ------------
"Mark-To-Market" of Common Equity                               $   306,750   $   180,047    $    68,142   $    20,036

"Mark-To-Market" of Common Equity Per Common Share Outstanding  $     21.47   $     16.37    $     12.35   $      10.69

Reported Common Equity Per Common Share Outstanding             $     21.55   $     16.50    $     12.38   $      10.82

Historical Cost of Common Equity Per Common Share Outstanding   $     22.25   $     16.81    $     13.37   $      12.18


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                           10.1%         13.1%          19.6%           34.5%
Average Risk-Adjusted Capital Guideline                                 9.1%         10.9%          13.4%           10.6%
Balance Sheet Capacity Utilization                                       90%           83%            68%            31%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                            9.71%         9.66%         15.47%         16.69%
Ending Risk-Adjusted Capital Guideline                                 7.51%         9.97%         12.59          10.84%
Excess Capital                                                  $    76,189   $    (6,798)   $    12,028   $      6,716
Estimated Asset Growth Potential (Same Asset Mix and Funding)   $ 1,013,956   $   (68,169)   $   100,874   $     65,519
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                             $ 4,748,787   $ 3,181,906    $ 1,325,602   $    392,001


INVESTMENT OF RISK-ADJUSTED CAPITAL

Assets with Short-Term Funding
  Agencies                                                             24.1%         39.1%          29.3%          33.0%
  Mortgage Securities Rated "AAA" or "AA"                              27.6%         32.4%          22.7%          18.8%
  Mortgage Securities Rated "A" or below                                0.0%          8.9%          26.8%          14.7%
  Whole Loans                                                           8.2%         22.8%           3.5%           0.0%
                                                                -----------   -----------    -----------   ------------
Total Assets with Short-Term Funding                                   59.9%        103.2%          82.3%          66.5%

Assets with Long-Term, Non-Recourse Funding
  Mortgage Securities Rated "A" or below                                2.7%          0.0%           0.0%           0.0%
  Whole Loans                                                          14.7%          0.0%           0.0%           0.0%
                                                                -----------   -----------    -----------   ------------
Total Assets with Long-Term, Non-Recourse Funding                      17.4%          0.0%           0.0%           0.0%

Excess Capital                                                         22.7%         -3.2%          17.7%          33.5%
                                                                -----------   -----------    -----------   ------------

Total Market-Value of Capital %                                       100.0%        100.0%         100.0%         100.0%
Total Market-Value of Capital $                                 $   334,945   $   211,241    $    68,142   $     20,036

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8

                                                                                                    AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                      FOR THREE MONTHS ENDING
                                                                                 --------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                       DEC. 31,   SEP. 30,  JUN. 30,   MAR. 31,
                                                                                   1997       1997      1997      1997
                                                                                 -------    -------   -------   -------
MORTGAGE LOANS
Credit Provision During Period                                                   $ 1,516    $   473   $   299   $   215
Actual Losses During Period                                                           23         40         0        13
Cumulative Actual Losses                                                              76         53        13        13
Mortgage Loan Credit Reserve at End of Period                                      2,855      1,363       929       630
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                                 0.45%      0.16%     0.16%     0.15%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans at Period End                                                   0.18%      0.10%     0.08%     0.09%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures,
Bankruptcies, and REO
Number of Loans                                                                       17         13        12         6
Non-Performing Assets Loan Balance                                               $ 3,903    $ 2,792   $ 2,366   $ 1,220

Non-Performing Assets as % of Amortized Cost of Mortgage Loans                      0.25%      0.20%     0.21%     0.17%
Non-Performing Assets as % of Amortized Cost of Total Assets                        0.11%      0.08%     0.07%     0.05%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                            73%        49%       39%       52%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                              6          4         1         1
  Average Loss Severity Experience (Cumulative)                                        7%         6%        7%        7%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                             $   396    $   283   $   241   $   124
At 20% Loss Severity                                                                 793        567       481       248
At 30% Loss Severity                                                               1,189        850       722       372
At 40% Loss Severity                                                               1,586      1,133       962       496
Mortgage Loan Credit Reserve at End of Period                                    $ 2,855    $ 1,363   $   929   $   630

MORTGAGE SECURITIES
Credit Provision During Period                                                   $(1,000)   $   470   $   477   $   480
Actual Losses During Period                                                           17         28        29        29
Cumulative Actual Losses                                                             113         97        69        40
Mortgage Securities Credit Reserve at End of Period                                2,076      3,093     2,651     2,203

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated (Less than) BBB                    -20.9%       6.4%      6.6%      6.6%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated (Less than) BBB at End of Period                      22.8%      10.6%      9.1%      7.6%
Amortized Cost of Mortgage Securities Rated (Less than) BBB at End of Period     $ 9,109    $29,189   $29,113   $28,955

Credit Experience of Loans in Pools Underlying Mortgage Securities Rated
  (Less than) BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                              254        182       137        90
  Average Loss Severity Experience (Cumulative)                                       21%        23%       24%       25%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
  If All Current (But No Future) Seriously Delinquent Loans in Mortgage
  Pools Underlying Less than BBB Rated Securities Default:
At 10% Loss Severity                                                             $   389    $   724   $   109   $    80
At 20% Loss Severity                                                                 894      2,286     1,488       792
At 30% Loss Severity                                                               1,163      3,789     3,702     2,845
At 40% Loss Severity                                                               1,825      6,437     6,410     5,103
Mortgage Securities Credit Reserve at End of Period                              $ 2,076    $ 3,093   $ 2,651   $ 2,203

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                                    AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                      FOR THREE MONTHS ENDING
                                                                                 ------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                       DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,
                                                                                   1996       1996       1996       1996
                                                                                 --------   --------   --------   --------
MORTGAGE LOANS
Credit Provision During Period                                                   $     35   $    178   $    140   $     (5)
Actual Losses During Period                                                             0          0          0          0
Cumulative Actual Losses                                                                0          0          0          0
Mortgage Loan Credit Reserve at End of Period                                         428        393        214         74
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                                  0.10%      0.76%      1.23%     -0.08%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans a Period End                                                     0.08%      0.31%      0.31%      0.30%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loans                                                                         7          3          2          1
Non-Performing Assets Loan Balance                                               $  1,249   $    404   $    279   $    190

Non-Performing Assets as % of Amortized Cost of Mortgage Loans                       0.24%      0.32%      0.40%      0.77%
Non-Performing Assets as % of Amortized Cost of Total Assets                         0.06%      0.03%      0.03%      0.03%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                             34%        97%        77%        39%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                               0          0          0          0
  Average Loss Severity Experience (Cumulative)                                         0%         0%         0%         0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                             $    127   $     41   $     28   $     19
At 20% Loss Severity                                                                  253         82         56         39
At 30% Loss Severity                                                                  380        123         85         58
At 40% Loss Severity                                                                  506        164        113         77
Mortgage Loan Credit Reserve at End of Period                                    $    428   $    393   $    214   $     74

MORTGAGE SECURITIES
Credit Provision During Period                                                   $    337   $    338   $    337   $    336
Actual Losses During Period                                                             7       --         --         --
Cumulative Actual Losses                                                               11          4          4          4
Mortgage Securities Credit Reserve at End of Period                                 1,752      1,421      1,084        747

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated (Less than) BBB                       4.7%       4.7%       4.7%       4.7%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated (Less than) BBB at End of Period                        6.1%       4.9%       3.8%       2.7%
Amortized Cost of Mortgage Securities Rated (Less than) BBB at End of Period     $ 28,935   $ 28,906   $ 28,858   $ 28,051

Credit Experience of Loans in Pools Underlying Mortgage Securities Rated
  (Less than) BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                                59         28         15          4
  Average Loss Severity Experience (Cumulative)                                        27%        22%        16%        10%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Seriously Delinquent Loans in Mortgage Pools Underlying
  (Less than) BBB Rated Securities Default:
At 10% Loss Severity                                                             $     63   $     61   $     40   $     20
At 20% Loss Severity                                                                  608        123         91         39
At 30% Loss Severity                                                                2,040      1,131      1,364        597
At 40% Loss Severity                                                                3,647      3,041      3,148      2,162
Mortgage Securities Credit Reserve at End of Period                              $  1,752   $  1,421   $  1,084   $    747

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                                 AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                       FOR YEAR ENDING
                                                                                 -------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                       DEC. 31,  DEC. 31,  DEC. 31,  DEC. 31,
                                                                                   1997      1996      1995      1994
                                                                                 -------   -------   -------   -------
MORTGAGE LOANS
Credit Provision During Period                                                   $ 2,503   $   349   $    79   $     0
Actual Losses During Period                                                           76         0         0         0
Cumulative Actual Losses                                                              76         0         0         0
Mortgage Loan Credit Reserve at End of Period                                      2,855       428        79         0
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                                 0.26%     0.45%     1.58%      n/a
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans a Period End                                                    0.18%     0.08%     0.30%      n/a

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loans                                                                       17         7         0         0
Non-Performing Assets Loan Balance                                               $ 3,903   $ 1,249   $     0   $     0

Non-Performing Assets as % of Amortized Cost of Mortgage Loans                      0.25%     0.24%     0.00%     0.00%
Non-Performing Assets as % of Amortized Cost of Total Assets                        0.11%     0.06%     0.00%     0.00%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                            73%       34%      n/a       n/a

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                              6         0         0         0
  Average Loss Severity Experience (Cumulative)                                        7%        0%        0%        0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                             $   396   $   127   $     0   $     0
At 20% Loss Severity                                                                 793       253         0         0
At 30% Loss Severity                                                               1,189       380         0         0
At 40% Loss Severity                                                               1,586       506         0         0
Mortgage Loan Credit Reserve at End of Period                                    $ 2,855   $   428   $    79   $     0

MORTGAGE SECURITIES
Credit Provision During Period                                                   $   427   $ 1,348   $   414   $     0
Actual Losses During Period                                                          104         7         4      --
Cumulative Actual Losses                                                             113        11         4      --
Mortgage Securities Credit Reserve at End of Period                                2,076     1,752       411         0

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated Less than BBB                        1.7%      4.7%      2.9%      0.0%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated Less than BBB at End of Period                        22.8%      6.1%      1.4%      0.0%
Amortized Cost of Mortgage Securities Rated Less than BBB at End of Period       $ 9,109   $28,935   $28,869   $ 3,376

Credit Experience of Loans in Pools Underlying Mortgage Securities Rated
  Less than BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                              254        59         2         0
  Average Loss Severity Experience (Cumulative)                                       21%       27%        9%        0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Seriously Delinquent Loans in Mortgage Pools
  Underlying Less than BBB Rated Securities Default:
At 10% Loss Severity                                                             $   389   $    63   $    15   $     0
At 20% Loss Severity                                                                 894       608        29         0
At 30% Loss Severity                                                               1,163     2,040       103         0
At 40% Loss Severity                                                               1,825     3,647       768         0
Mortgage Securities Credit Reserve at End of Period                              $ 2,076   $ 1,752   $   411   $     0

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 9


                                                                                 AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                   FOR THREE MONTHS ENDING
                                                           ----------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         DEC. 31,      SEP. 30,     JUN. 30,      MAR. 31,
                                                              1997           1997         1997          1997
                                                           ----------    ----------    ----------    ----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                               14,284,657    14,576,477    13,251,847    11,905,957
Class A Preferred (converted 9/95)                                  0             0             0             0
Class B Preferred (RTW-PB)                                    909,518       909,518       909,518       999,638
                                                           ----------    ----------    ----------    ----------

Total                                                      15,194,175    15,485,995    14,161,365    12,905,595

 Common Dividend Declared                                 $     0.350   $     0.600   $     0.600   $     0.600
 Class A Preferred Dividend Declared                              n/a           n/a           n/a           n/a
 Class B Preferred Dividend Declared                      $     0.755   $     0.755   $     0.755   $     0.755

Common Dividend Total                                     $     5,000   $     8,746   $     7,951   $     7,144
Class A Preferred Dividend Total                                    0             0             0             0
Class B Preferred Dividends Total                                 686           687           687           755
                                                           ----------    ----------    ----------    ----------

Total Dividend                                            $     5,686   $     9,433   $     8,638   $     7,899

Taxable Income Earned                                     $     5,586   $     8,150   $     8,315   $     7,912
Dividend Pay-Out Ratio for Period                               101.8%        115.7%        103.9%         99.8%
Cumulative Dividend Pay-Out Ratio                               102.6%        102.7%         99.7%         98.5%

Warrants Outstanding at Period End (expired 12/31/97)               0       149,466       236,297       272,304

Average Shares Outstanding During Period
Common                                                     14,375,992    14,316,678    12,997,566    11,605,171
Class A Preferred                                                   0             0             0             0
Class B Preferred                                             909,518       909,518       990,725     1,005,515
                                                           ----------    ----------    ----------    ----------

Total                                                      15,285,510    15,226,196    13,988,291    12,610,686

Calculation of "Diluted" Common Shares
Average Number of Common Shares Outstanding                14,375,992    14,316,678    12,997,566    11,605,171
Potential Dilution Due to Warrants                             57,139       130,489       182,137       258,422
Potential Dilution Due to Options                              99,383       177,434       291,227       253,274
                                                           ----------    ----------    ----------    ----------

Total Average "Diluted" Common Shares                      14,532,514    14,624,601    13,470,930    12,116,867

Net Income to Common Shareholders                         $     4,397   $     6,859   $     7,034   $     6,456
Total Average "Diluted" Common Shares                      14,532,514    14,624,601    13,470,930    12,116,867
                                                           ----------    ----------    ----------    ----------

Earnings Per Share ("Diluted")                            $      0.30   $      0.47   $      0.52   $      0.53

Average Number of Common Shares Outstanding ("Basic")      14,375,992    14,316,678    12,997,566    11,605,171
Earnings Per Share ("Basic")                              $      0.31   $      0.48   $      0.54   $      0.56

Per Share Ratios (Average Common and Preferred
Shares Outstanding)
Average Total Assets                                      $    224.19   $    224.68   $    212.58   $    183.09
Average Total Equity                                      $     22.92   $     22.71   $     20.96   $     18.81
Net Interest Income                                       $      0.40   $      0.63   $      0.70   $      0.72
Credit Expenses                                           $      0.03   $      0.06   $      0.06   $      0.06
Operating Expenses                                        $      0.07   $      0.07   $      0.09   $      0.09
Gain/(Loss) on Sale                                       $      0.03   $      0.00   $      0.00   $      0.00
Net Income                                                $      0.33   $      0.50   $      0.55   $      0.57

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                          AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                            FOR THREE MONTHS ENDING
                                                                    -----------   -----------   -----------   -----------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  DEC. 31,      SEP. 30,     JUN. 30,       MAR. 31,
                                                                        1996         1996          1996          1996
                                                                    -----------   -----------   -----------   -----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                                         10,996,572     9,069,653     8,520,116     5,521,376
Class A Preferred (converted 9/95)                                            0             0             0             0
Class B Preferred (RTW-PB)                                            1,006,250     1,006,250             0             0
                                                                    -----------   -----------   -----------   -----------

Total                                                                12,002,822    10,075,903     8,520,116     5,521,376

 Common Dividend Declared                                           $     0.410   $     0.400   $     0.400   $     0.460
 Class A Preferred Dividend Declared                                        n/a           n/a           n/a           n/a
 Class B Preferred Dividend Declared                                $     0.755   $     0.386           n/a           n/a

Common Dividend Total                                               $     4,508   $     3,628   $     3,408   $     2,540
Class A Preferred Dividend Total                                              0             0             0             0
Class B Preferred Dividend Total                                            760           388             0             0
                                                                    -----------   -----------   -----------   -----------

Total Dividend                                                      $     5,268   $     4,016   $     3,408   $     2,540

Taxable Income Earned                                               $     5,429   $     4,048   $     3,142   $     2,549
Dividend Pay-Out Ratio for Period                                          97.0%         99.2%        108.5%         99.7%
Cumulative Dividend Pay-Out Ratio                                          97.9%         98.3%         97.9%         93.0%

Warrants Outstanding at Period End (expired 12/31/97)                   412,894     1,076,431     1,563,957     1,665,063

Average Shares Outstanding During Period
Common                                                                9,705,138     8,732,326     7,813,974     5,521,376
Class A Preferred                                                             0             0             0             0
Class B Preferred                                                     1,006,250       514,063             0             0
                                                                    -----------   -----------   -----------   -----------

Total                                                                10,711,388     9,246,389     7,813,974     5,521,376

Calculation of "Diluted" Common Shares
Average Number of Common Shares Outstanding                           9,705,138     8,732,326     7,813,974     5,521,376
Potential Dilution Due to Warrants                                      570,415       621,455       603,426       443,984
Potential Dilution Due to Options                                       176,919       162,393       182,832       164,227
                                                                    -----------   -----------   -----------   -----------

Total Average "Diluted" Common Shares                                10,452,472     9,516,174     8,600,232     6,129,587

Net Income to Common Shareholders                                   $     4,084   $     2,999   $     2,500   $     1,954
Total Average "Diluted" Common Shares                                10,452,472     9,516,174     8,600,232     6,129,587
                                                                    -----------   -----------   -----------   -----------

Earnings Per Share ("Diluted")                                      $      0.39   $      0.32   $      0.29   $      0.32

Average Number of Common Shares Outstanding ("Basic")                 9,705,138     8,732,326     7,813,974     5,521,376
Earnings Per Share ("Basic")                                        $      0.42   $      0.34   $      0.32   $      0.35

Per Share Ratios (Average Common and Preferred Shares Outstanding)
Average Total Assets                                                $    144.83   $    124.97   $     98.76   $     92.87
Average Total Equity                                                $     17.26   $     15.96   $     15.05   $     13.49
Net Interest Income                                                 $      0.55   $      0.50   $      0.45   $      0.50
Credit Expenses                                                     $      0.03   $      0.06   $      0.06   $      0.06
Operating Expenses                                                  $      0.07   $      0.07   $      0.07   $      0.09
Gain/(Loss) on Sale                                                 $      0.00   $      0.00   $      0.00   $      0.00
Net Income                                                          $      0.45   $      0.37   $      0.32   $      0.35

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 9 (CONTINUED)                                                                        AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                                  FOR YEAR ENDING
                                                                     ----------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   DEC. 31,     DEC. 31,       DEC. 31,      DEC. 31,
                                                                        1997          1996           1995          1994
                                                                    -----------   -----------    ----------     ---------
Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                                         14,284,657    10,996,572     5,517,299       208,332
Class A Preferred (converted 9/95)                                            0             0             0     1,666,063
Class B Preferred (RTW-PB)                                              909,518     1,006,250             0             0
                                                                    -----------   -----------   -----------   -----------
Total                                                                15,194,175    12,002,822     5,517,299     1,874,395

 Common Dividend Declared                                           $     2.150   $     1.670   $     0.460           n/a
 Class A Preferred Dividend Declared                                        n/a           n/a   $     0.500   $     0.250
 Class B Preferred Dividends Declared                               $     3.020   $     1.141           n/a           n/a

Common Dividend Total                                               $    28,840   $    14,084   $     2,537   $         0
Class A Preferred Dividend Total                                              0             0           833           350
Class B Preferred Dividends Total                                         2,815         1,148             0             0
                                                                    -----------   -----------   -----------   -----------
Total Dividend                                                      $    31,655   $    15,232   $     3,370   $       350

Taxable Income Earned                                               $    29,963   $    15,168   $     3,832   $       353
Dividend Pay-Out Ratio for Period                                         105.6%        100.4%         88.0%         99.2%
Cumulative Dividend Pay-Out Ratio                                         102.6%         97.9%         88.9%         99.2%

Warrants Outstanding at Period End (expired 12/31/97)                         0       412,894     1,665,063     1,666,063

Average Shares Outstanding During Period
Common                                                               13,334,163     7,950,175     2,487,857       208,332
Class A Preferred                                                          --            --         826,185     1,467,748
Class B Preferred                                                       953,435       382,155          --            --
                                                                    -----------   -----------   -----------   -----------
Total                                                                14,287,598     8,332,330     3,314,042     1,676,080

Calculation of "Diluted" Common Shares
Average Number of Common Shares Outstanding                          13,334,163     7,950,175     3,314,042     1,676,080
Potential Dilution Due to Warrants                                      191,513       618,618       221,112       240,766
Potential Dilution Due to Options                                       154,734       175,391       168,649             0
                                                                    -----------   -----------   -----------   -----------
Total Average "Diluted" Common Shares                                13,680,410     8,744,184     3,703,803     1,916,846

Net Income to Common Shareholders                                   $    24,746   $    11,537   $     3,155   $       382
Total Average "Diluted" Common Shares                                13,680,410     8,744,184     3,703,803     1,916,846
                                                                    -----------   -----------   -----------   -----------
Earnings Per Share ("Diluted")                                      $      1.81   $      1.32   $      0.85   $      0.20

Average Number of Common Shares Outstanding ("Basic")                13,334,163     7,950,175     3,314,042     1,676,080
Earnings Per Share ("Basic")                                        $      1.86   $      1.45   $      0.95   $      0.23

Per Share Ratios (Average Common and Preferred Shares Outstanding)
Average Total Assets                                                $    212.54   $    119.99   $     66.57   $     34.85
Average Total Equity                                                $     21.49   $     15.76   $     13.08   $     12.01
Net Interest Income                                                 $      2.42   $      2.03   $      1.44   $      0.32
Credit Expenses                                                     $      0.21   $      0.20   $      0.15   $      0.00
Operating Expenses                                                  $      0.32   $      0.31   $      0.34   $      0.09
Gain/(Loss) on Sale                                                 $      0.04   $      0.00   $      0.00   $      0.00
Net Income                                                          $      1.93   $      1.52   $      0.95   $      0.23

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company and the related Notes, together with the Independent Auditors' Report thereon, are set forth on pages F-1 through F-19 of this Form 10-K and incorporated herein by reference.

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

None.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1)     Consolidated Financial Statements

         (2)     Schedules to Consolidated Financial Statements:
                 All Consolidated Financial Statements schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto, included in Part II,
                 Item 8, of this Annual Report on Form 10-K.

(3)      Exhibits:

         Exhibit
         Number                            Exhibit

         3.1        Articles of Amendment and Restatement of the Registrant (a)
         3.2        Articles Supplementary of the Registrant (a)
         3.3        Amended and Restated Bylaws of the Registrant (b)
         3.3.1      Amended and Restated Bylaws, amended December 13, 1996 (g)
         3.4        Articles Supplementary of the Registrant, dated August 14,
                    1995 (d)
         3.4.1 Articles Supplementary of the Registrant relating to the Class B 9.74% Cumulative Convertible Preferred Stock, filed
                    August 9, 1996 (the "Preferred Stock") (f)
         4.2        Specimen Common Stock Certificate (a)
         4.3        Specimen Class B 9.74% Cumulative Convertible Preferred
                    Stock Certificate (f)
         4.4        Indenture dated as of June 1, 1997 between Sequoia Mortgage
                    Trust 1 (a wholly-owned, consolidated subsidiary of the Registrant) and First Union National Bank, as Trustee (i)
         4.4.1      Indenture dated as of October 1, 1997 between Sequoia
                    Mortgage Trust 2 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, N.A., as Trustee
                    (j)
         10.1       Purchase Terms Agreement, dated August 18, 1994, between the
                    Registrant and Montgomery Securities (a)
         10.2 Registration Rights Agreement, dated August 19, 1994, between the Registrant and Montgomery Securities (a)
         10.4 Founders Rights Agreement, dated August 19, 1994, between the Registrant and the original holders of Common Stock of the Registrant (a)
         10.5       Form of Reverse Repurchase Agreement for use with Agency
                    Certificates, Privately- Issued Certificates and
                    Privately-Issued CMOs (a)
         10.5.1     Form of Reverse Repurchase Agreement for use with Mortgage
                    Loans (d)
         10.6.1     Amended and Restated Loan and Security Agreement, dated May
                    26, 1995, between the Registrant and Paine Webber Real
                    Estate Securities, Inc. (d)
         10.7 Pledge and Security Agreement, dated March 29, 1995, between the Registrant and Greenwich Capital Financial Products,
                    Inc. (a)
         10.8       Forms of Interest Rate Cap Agreements (a)
         10.9       Custody Agreement, dated August 22, 1994, between the
                    Registrant and Mellon Bank N.A. (b)
         10.9.2     Clearance Agreement, dated December 1, 1996, between the
                    Registrant and Bankers Trust Company (d)
         10.10      Employment Agreement, dated August 19, 1994, between the
                    Registrant and George E. Bull (a)
         10.11      Employment Agreement, dated August 19, 1994, between the
                    Registrant and Douglas B. Hansen (a)
         10.12      Employment Agreement, dated August 19, 1994, between the
                    Registrant and Frederick H. Borden (a)
         10.13      Employment Agreement, dated August 19, 1994, between the
                    Registrant and Vickie L. Rath (a)
         10.14      1994 Amended and Restated Executive and Non-Employee
                    Director Stock Option Plan (c)
         10.14.1    1994 Amended and Restated Executive and Non-Employee
                    Director Stock Option Plan, amended March 6, 1996 (d)
         10.14.2    Amended and Restated 1994 Executive and Non-Employee
                    Director Stock Option Plan, amended December 13, 1996 (h)
         10.27 Administrative Services Agreement, dated August 19, 1994, between the Registrant and GB Capital (a)


         10.29      Form of Dividend Reinvestment Plan (b)

         10.29.1    Form of Dividend Reinvestment and Stock Purchase Plan (g)

         10.30      Office Building Lease (d)

         10.30.1    Amendment to Office Building Lease

         11.1       Statement re: Computation of Per Share Earnings

         21         List of Subsidiaries

         23         Consent of Accountants

         27         Financial Data Schedule


         _____________________________
        (a) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-92272) filed by the Registrant with the Securities and Exchange Commission on May 19, 1995.

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

        (e) Incorporated by reference to the "Risk Factors" section of the Prospectus included in the Registration Statement on Form S-11 (333-02962) filed by the Registrant with the Securities and Exchange Commission on March 26, 1996.

        (f) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-08363) filed by the Registrant with the Securities and Exchange Commission on July 18, 1996.

        (g) Incorporated by reference to the Registration Statement on Form S-3 (333-18061) filed by the Registrant with the Securities and Exchange Commission on January 2, 1997.

        (h) Incorporated by reference to the correspondingly numbered exhibit to Form 8-K (000-26436) filed by the Registrant with the Securities and Exchange Commission on January 7, 1997.

        (i) Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on August 12, 1997.

        (j) Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on November 18, 1997.

(b)      Reports on Form 8-K:

                 None.

                                    GLOSSARY


As used in this document, the capitalized and other terms listed below have the meanings indicated.

"Agency" means GNMA, FNMA or FHLMC.

"Agency Certificates" or "Agency ARM Certificates" means GNMA, FNMA and FHLMC Certificates.

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

"carrying value" means the value placed on an asset or liability for balance sheet presentation purposes. With respect to Mortgage Securities and Interest Rate Agreements, the carrying value equals management's estimate of the bid-side market value of the asset. With respect to Mortgage Loans and associated Interest Rate Agreements, the carrying value equals the Company's amortized cost net of any specific credit reserves established for such assets. Management generally bases its estimate on the lowest of third-party bid-side indications of market value obtained on a regular basis from firms making a market in or lending against such assets. With respect to all other balance sheet items, carrying value equals amortized cost.

 "CMOs" or "Collateralized Mortgage Obligations" means adjustable- or fixed-rate debt obligations (bonds) that are collateralized by Mortgage Loans or mortgage certificates. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government-sponsored entities or private issuers in one or more classes with fixed or adjustable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers.

"Code" means the Internal Revenue Code of 1986, as amended.

"Commercial CMOs" means CMOs collateralized by Commercial Mortgage Loans.

"Commercial Mortgage Assets" means Commercial Mortgage Loans and Commercial Mortgage Securities.

"Commercial Mortgage Loans" means Mortgage Loans secured by commercial property.

"Commercial Mortgage Securities" means Mortgage Securities representing an interest in, or secured by, Commercial Mortgage Loans.

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

"DRP" means the Dividend Reinvestment and Stock Purchase Plan adopted by the Company.

"11th District Cost of Funds Index" or "COFI" means the index made available monthly by the Federal Home Loan Bank Board of San Francisco of the cost of funds of members of the Federal Home Loan Bank's 11th District.

"ERISA" means the Employee Retirement Income Security Act of 1974.

"ERISA Plan" means a pension, profit-sharing, retirement or other employee benefit plan or account which is subject to ERISA.

 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Exercise Price" means the price payable to the Company to exercise an outstanding Warrant or Stock Option.

"face value" means, with respect to Mortgage Assets, the outstanding principal balance of Mortgage Loans or Mortgage Securities comprising the Mortgage Assets. In the absence of credit losses, the face value equals the sum of the principal repayments that will be received by the Company over the life of the Mortgage Asset.

"FASB" means the Financial Accounting Standards Board.

"Federal Reserve Board" means the Board of Governors of the Federal Reserve System.

"FHA" means the United States Federal Housing Administration.

"FHA Loans" means Mortgage Loans insured by the FHA.

"FHLMC" means the Federal Home Loan Mortgage Corporation.

"FHLMC Certificates" means mortgage participation certificates issued by FHLMC, either in certificate or book-entry form.

"FNMA" means the Federal National Mortgage Association.

"FNMA Certificates" means mortgage participation certificates issued by FNMA, either in certificate or book-entry form.

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

 "GNMA" means the Government National Mortgage Association.

"GNMA Certificates" means fully modified pass-through mortgage-backed certificates guaranteed by GNMA and issued either in certificate or book- entry form.

"gross margin" means, with respect to ARMs, the amount to be added to the underlying index to determine the coupon rate to be paid by the borrower. The term "gross" is used to differentiate payments made by the borrower with the lower "net" payments actually received by the Company after the acquisition of a Mortgage Asset.

"haircut" means the over-collateralization amount required by a lender in connection with certain collateralized borrowings.

"HUD" means the Department of Housing and Urban Development.

"Independent Director" means a director of the Company who is not an officer or employee of the Company.

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

"interest rate adjustment period" means, in the case of Mortgage Assets, the period of time set forth in the debt instrument that determines when the interest rate is adjusted and, with respect to borrowings, is used to mean the term to reset or maturity of a short-term, fixed-rate debt instrument (such as a 30-day reverse repurchase agreement) as well as the period of time set forth in a long-term, adjustable-rate debt instrument that determines when the interest rate is adjusted.

"Interest Rate Agreements" means interest rate options, interest rate swaps, interest rate futures and options on interest rate futures.

"Investment Company Act" means the Investment Company Act of 1940, as amended.

 "ISOs" means qualified incentive stock options granted under the Stock Option Plan which meet the requirements of Section 422 of the Code.

"LIBOR" means London Inter-Bank Offered Rate as it may be defined, and for a period of time specified, in a Mortgage Asset or borrowing of the Company.

"lifetime interest rate cap" or "life cap" means, with respect to adjustable rate Mortgage Assets, in the case of an adjustable-rate Mortgage Loan, the maximum coupon rate that may accrue during any period over the term of such Mortgage Loan as stated in the governing instruments evidencing such Mortgage Loan, and in the case of an adjustable-rate Mortgage Security, the maximum average coupon rate that may accrue during any period over the term of such Mortgage Security as stated in the governing instruments thereof. With respect to certain long-term borrowings, the maximum coupon rate that may accrue during any period over the term of such borrowing.

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

"Mortgage Assets" means (i) Single-Family Mortgage Assets, (ii) Multifamily Mortgage Assets, and (iii) Commercial Mortgage Assets.

"Mortgage Equity Interest" means the ownership of the equity portion of a mortgage spread lending subsidiary trust wherein the assets of the trust are funded with long-term debt, the debt and other liabilities of the trust are non-recourse to the Company, and liquidity risk is essentially eliminated.

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

"Multifamily CMOs" means CMOs backed by Multifamily Mortgage Loans.

"Multifamily Mortgage Assets" means Multifamily Mortgage Loans and Multifamily Mortgage Securities.

"Multifamily Mortgage Loans" means Mortgage Loans secured by multifamily (in excess of four units) property.

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

"Pass-Through Certificates" means securities (or interests therein) evidencing undivided ownership interests in a pool of Mortgage Loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying Mortgage Loans in accordance with the specific pool structure.

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

"Preferred Stock" means the Class B 9.74% Cumulative Convertible Preferred
Stock.

 "Privately-Issued Certificates" means privately-issued Pass-Through Certificates issued by the Company or an affiliate of the Company or other third party issuer.

"Qualified Hedges" means bona fide interest rate swap, cap, floor or other interest rate agreements entered into by the Company solely to hedge adjustable-rate indebtedness that the Company incurred to acquire or carry Qualified REIT Real Estate Assets and any futures and options, or other investments (other than Qualified REIT Real Estate Assets) made by the Company to hedge its Mortgage Assets or borrowings that have been determined by a favorable opinion of counsel to generate qualified income for purposes of the 95% Gross Income Test applicable to REITs.

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

"Sequoia" means the special-purpose finance subsidiary of Redwood Trust, Inc.

"Servicer" means a servicer or subservicer of the Mortgage Loans pursuant to a servicing agreement with the Company or other third-parties.

"SFAS" means Statement of Financial Accounting Standards issued by the FASB.

 "Short-Term Debt" means reverse repurchase agreements, notes payable, revolving lines of credit and/or any other collateralized short-term borrowings.

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

"Special Tax Counsel" means the law firm of Giancarlo & Gnazzo, a Professional Corporation.

"Stock Option Plan" means the Amended and Restated 1994 Executive and Non-employee Stock Option Plan adopted by the Company.

"Subordinated Securities" means a class of Mortgage Securities that is subordinated to one or more other classes of Mortgage Securities, all of which classes share the same collateral.

"Tax-Exempt Entity" means a qualified pension, profit-sharing or other employee retirement benefit plan, Keogh plans, bank commingled trust funds for such plans, individual retirement accounts and other similar entities intended to be exempt from United States Federal income taxation.

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REDWOOD TRUST, INC.

Dated:   March 11, 1998                By: /s/ George E. Bull
                                           ------------------------------------
                                           George E. Bull
                                           Chairman and Chief Executive Officer


Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                         Title                                             Date
/s/ George E. Bull                        George E. Bull                                     March 11, 1998
------------------------------------      Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

/s/ Douglas B. Hansen                     Douglas B. Hansen                                  March 11, 1998
------------------------------------      Director, President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

/s/ Frederick H. Borden                   Frederick H. Borden                                March 11, 1998
------------------------------------      Vice Chairman of the Board and
                                          Secretary

/s/ Vickie L. Rath                        Vickie L. Rath                                     March 11, 1998
------------------------------------      Vice President, Treasurer and
                                          Controller
                                          (Principal Accounting Officer)

/s/ Dan A. Emmett                         Dan A. Emmett                                      March 11, 1998
------------------------------------      Director

/s/ Thomas F. Farb                        Thomas F. Farb                                     March 11, 1998
------------------------------------      Director

/s/ Nello Gonfiantini                     Nello Gonfiantini                                  March 11, 1998
------------------------------------      Director

/s/ Charles J. Toeniskoetter              Charles J. Toeniskoetter                           March 11, 1998
------------------------------------      Director

                              REDWOOD TRUST, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                               DECEMBER 31, 1997

                              REDWOOD TRUST, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Consolidated Financial Statements:                                                   Page

   Consolidated Balance Sheets at December 31, 1997 and 1996......................   F-3

   Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995..........................................   F-4

   Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1997, 1996 and 1995..........................................   F-5

   Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995..........................................   F-6

   Notes to Consolidated Financial Statements.....................................   F-7

Independent Auditors' Report......................................................  F-19

Summary of Quarterly Results......................................................  F-20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                   December 31, 1997      December 31, 1996
                                                                                   -----------------      -----------------
ASSETS

         Mortgage assets:
               Mortgage securities, net                                                $ 1,814,796           $ 1,627,953
               Mortgage loans, net                                                       1,551,826               525,475
                                                                                       -----------           -----------
                                                                                         3,366,622             2,153,428
         Cash and cash equivalents:
               Unrestricted                                                                 24,892                11,068
               Restricted                                                                   24,657                  --
                                                                                       -----------           -----------
                                                                                            49,549                11,068
         Accrued interest receivable                                                        23,119                14,134
         Interest rate agreements                                                            2,100                 2,601
         Other assets                                                                        2,807                 2,966
                                                                                       -----------           -----------
                                                                                       $ 3,444,197           $ 2,184,197
                                                                                       -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         Short-term debt                                                               $ 1,914,525           $ 1,953,103
         Long-term debt, net                                                             1,172,801                  --
         Accrued interest payable                                                           14,476                14,060
         Accrued expenses and other liabilities                                              2,172                   761
         Dividends payable                                                                   5,686                 5,268
                                                                                       -----------           -----------
                                                                                         3,109,660             1,973,192
                                                                                       -----------           -----------

         Commitments and contingencies (See Note 11)

         STOCKHOLDERS' EQUITY

         Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
             Convertible 909,518 and 1,006,250 shares authorized, issued and outstanding
             ($28,882 aggregate liquidation preference)                                     26,736                29,579
         Common stock, par value $0.01 per share;
             49,090,482 and 48,993,750 shares authorized;
             14,284,657 and 10,996,572 issued and outstanding                                  143                   110
         Additional paid-in capital                                                        324,555               187,507
         Net unrealized loss on assets available-for-sale                                  (10,071)               (3,460)
         Dividends in excess of net income                                                  (6,826)               (2,731)
                                                                                       -----------           -----------
                                                                                           334,537               211,005
                                                                                       -----------           -----------
                                                                                       $ 3,444,197           $ 2,184,197
                                                                                       ===========           ===========




The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)



                                                                          Years Ended December 31,
                                                            1997                   1996                  1995
                                                        ------------           ------------          ------------
INTEREST INCOME
           Mortgage assets                              $    197,278           $     66,424          $     15,494
           Cash and investments                                1,326                    860                   232
                                                        ------------           ------------          ------------
                                                             198,604                 67,284                15,726

INTEREST EXPENSE
           Short-term debt                                   140,140                 49,191                10,608
           Long-term debt                                     20,137                   --                    --
                                                        ------------           ------------          ------------
                                                             160,277                 49,191                10,608

Net interest rate agreements expense                           3,741                  1,158                   339
                                                        ------------           ------------          ------------

NET INTEREST INCOME                                           34,586                 16,935                 4,779

Provision for credit losses                                    2,930                  1,696                   493
Net (gain)/loss on sale transactions                            (563)                  --                    --
Operating expenses                                             4,658                  2,554                 1,131
                                                        ------------           ------------          ------------

NET INCOME                                                    27,561                 12,685                 3,155
                                                        ------------           ------------          ------------
Less cash dividends on Class B preferred stock                 2,815                  1,148                  --
                                                        ------------           ------------          ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS             $     24,746           $     11,537          $      3,155
                                                        ============           ============          ============

NET INCOME PER SHARE
           Basic                                        $       1.86           $       1.45          $       0.95
           Diluted                                      $       1.81           $       1.32          $       0.85

Weighted average shares of common stock and
common stock equivalents:
           Basic                                          13,334,163              7,950,175             3,314,042
           Diluted                                        13,680,410              8,744,184             3,703,803

Dividends declared per Class A preferred share          $       --             $       --            $      0.500

Dividends declared per Class B preferred share          $      3.020           $      1.141          $       --

Dividends declared per common share                     $      2.150           $      1.670          $      0.460





The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December
31,
1997, 1996 and 1995 (In thousands, except share data)
Net



                                                  Preferred stock                             Common stock
                               -------------------------------------------------------------------------------
                                         Class A                    Class B                                         AdditionaL
                               -------------------------------------------------------------------------------       paid-in
                                  Shares        Amount        Shares        Amount        Shares        Amount       capital
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994       1,666,063   $    22,785          --            --         208,332   $         2   $        19
-------------------------------------------------------------------------------------------------------------------------------

Net income                            --            --            --            --            --            --            --

Conversion of preferred stock   (1,666,063)      (22,785)         --            --       1,667,134            17        22,768

Issuance of common stock              --            --            --            --       3,641,833            36        51,108

Dividends declared:
    Class A preferred                 --            --            --            --            --            --            --
    Common                            --            --            --            --            --            --            --

Net unrealized loss on
    assets available-for-sale         --            --            --            --            --            --            --

-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995            --            --            --            --       5,517,299            55        73,895
-------------------------------------------------------------------------------------------------------------------------------

Net income                            --            --            --            --            --            --            --

Issuance of Class B
    preferred stock                   --            --       1,006,250        29,579          --            --            --

Issuance of common stock              --            --            --            --       5,479,273            55       113,612

Dividends declared:
    Class B preferred                 --            --            --            --            --            --            --
    Common                            --            --            --            --            --            --            --

Net unrealized gain on
    assets available-for-sale         --            --            --            --            --            --            --

-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996            --            --       1,006,250        29,579    10,996,572           110       187,507
-------------------------------------------------------------------------------------------------------------------------------

Net income                            --            --            --            --            --            --            --

Conversion of preferred stock         --            --         (96,732)       (2,843)       96,732             1         2,842

Issuance of common stock              --            --            --            --       4,031,353            41       157,321

Repurchase of common stock            --            --            --            --        (840,000)           (9)      (23,115)

Dividends declared:
    Class B preferred                 --            --            --            --            --            --            --
    Common                            --            --            --            --            --            --            --

Net unrealized loss on
    assets available-for-sale         --            --            --            --            --            --            --

-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            --            --         909,518   $    26,736    14,284,657   $       143   $   324,555
===============================================================================================================================



                                   Net
                                unrealized
                                gain (loss)
                                 on assets     Dividends in
                                available-     excess of
                                 for-sale     net income       Total
----------------------------------------------------------------------
Balance, December 31, 1994     $    (2,557)  $        31   $    20,280
----------------------------------------------------------------------

Net income                            --           3,155         3,155

Conversion of preferred stock         --            --            --

Issuance of common stock              --            --          51,144

Dividends declared:
    Class A preferred                 --            (833)         (833)
    Common                            --          (2,537)       (2,537)

Net unrealized loss on
    assets available-for-sale       (2,919)         --          (2,919)
----------------------------------------------------------------------

Balance, December 31, 1995          (5,476)         (184)       68,290
----------------------------------------------------------------------

Net income                            --          12,685        12,685

Issuance of Class B
    preferred stock                   --            --          29,579

Issuance of common stock              --            --         113,667

Dividends declared:
    Class B preferred                 --          (1,148)       (1,148)
    Common                            --         (14,084)      (14,084)

Net unrealized gain on
    assets available-for-sale        2,016          --           2,016
----------------------------------------------------------------------

Balance, December 31, 1996          (3,460)       (2,731)      211,005
----------------------------------------------------------------------

Net income                            --          27,561        27,561

Conversion of preferred stock         --            --            --

Issuance of common stock              --            --         157,362

Repurchase of common stock            --            --         (23,124)

Dividends declared:
    Class B preferred                 --          (2,815)       (2,815)
    Common                            --         (28,841)      (28,841)

Net unrealized loss on
    assets available-for-sale       (6,611)         --          (6,611)

----------------------------------------------------------------------
Balance, December 31, 1997     $   (10,071)  $    (6,826)  $   334,537
======================================================================





The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              Years Ended
                                                                              December 31,
                                                                     1997         1996           1995
                                                                 -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $    27,561   $    12,685   $     3,155
    Adjustments to reconcile net income to net cash
        provided by operating activities:
       Amortization of mortgage asset premium and discount, net       23,361         5,197          (356)
       Amortization of deferred bond issuance costs                      533          --            --
       Amortization of long-term debt premium                           (131)         --            --
       Depreciation and amortization                                     148            96            64
       Provision for credit losses on mortgage assets                  2,930         1,696           493
       Amortization of interest rate agreements                        3,155           749           339
       Net (gain)/loss on sale transactions                             (563)         --            --
       Increase in accrued interest receivable                        (8,985)      (12,267)       (2,527)
       (Increase) decrease in other assets                                11          (985)         (346)
       Increase in accrued interest payable                              416        12,770           614
       Increase in accrued expenses and other                          1,411           534           198
                                                                 -----------   -----------   -----------
           Net cash provided by operating activities                  49,847        20,475         1,634

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in restricted cash                                  (24,657)         --            --
    Purchases of mortgage securities                                (978,979)   (1,455,267)     (327,816)
    Purchases of mortgage loans                                   (1,322,732)     (527,597)      (26,756)
    Proceeds from sales of mortgage securities                        88,284          --            --
    Principal payments on mortgage securities                        684,150       231,942        38,517
    Principal payments on mortgage loans                             288,982        26,482           307
    Purchases of interest rate agreements                             (7,892)       (4,427)       (1,069)
                                                                 -----------   -----------   -----------
           Net cash used in investing activities                  (1,272,844)   (1,728,867)     (316,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayments on) short-term borrowings          (38,578)    1,582,787       269,940
    Proceeds from long-term borrowings                             1,285,197          --            --
    Repayments on long-term borrowings                              (112,798)         --            --
    Net proceeds from issuance of Class B preferred stock               --          29,579          --
    Net proceeds from issuance of common stock                       157,362       113,667        51,144
    Repurchases of common stock                                      (23,124)         --            --
    Dividends paid                                                   (31,238)      (11,398)       (2,103)
                                                                 -----------   -----------   -----------
           Net cash provided by financing activities               1,236,821     1,714,635       318,981

Net increase in cash and cash equivalents                             13,824         6,243         3,798

Cash and cash equivalents at beginning of period                      11,068         4,825         1,027
                                                                 -----------   -----------   -----------

Cash and cash equivalents at end of period                       $    24,892   $    11,068   $     4,825
                                                                 ===========   ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                               $   160,690   $    36,831   $     9,994
                                                                 ===========   ===========   ===========

Non-cash transactions:
    Conversion of preferred stock                                $     2,843   $      --     $    22,785
                                                                 ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DECEMBER 31, 1997


NOTE 1.   THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust and Sequoia (collectively, the "Company") acquire and manage real estate mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). The Company currently acquires Mortgage Assets that are secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use other securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. All inter-company balances and transactions have been eliminated. Substantially all of the assets of Sequoia are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company.

Certain amounts for prior years have been reclassified to conform with the 1997 presentation.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code (the "Code") and the corresponding provisions of State law. In order to qualify as a REIT, the Company must annually distribute at least 95% of its taxable income to shareholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its shareholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements, as the Company believes it has met the prescribed distribution requirements.

MORTGAGE ASSETS

The Company's Mortgage Assets consist of Mortgage Securities and Mortgage Loans. Interest income is accrued based on the outstanding principal amount of the Mortgage Assets and their contractual terms. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using methods that approximate the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

     Mortgage Securities
Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its Mortgage Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of its Mortgage Securities as part of its overall management of its balance sheet. Accordingly, to maintain flexibility, the Company currently classifies all of its Mortgage Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Unrealized losses on Mortgage Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other-than-temporary, are recognized in income and the carrying value of the Mortgage Security is adjusted. Other- than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Mortgage Securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool.

     Mortgage Loans
Mortgage Loans are carried at their unpaid principal balance, net of unamortized discount or premium and specific credit reserves established for such assets.

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

INTEREST RATE AGREEMENTS

The Company utilizes various types of Interest Rate Agreements to hedge the interest rate and liquidity risks inherent in its investment and financing strategies.

SFAS No. 119, Disclosure about Derivative Financial Instruments, requires the Company to provide certain disclosures concerning its derivative instruments according to a set of prescribed guidelines. The nature of the Company's investment and financing strategies exposes the Company to interest rate risk. As part of its asset/liability management activities, the Company uses interest rate options, interest rate swaps and interest rate futures (collectively "Interest Rate Agreements") to hedge exposures or modify the interest rate characteristics of related balance sheet items. Currently, the Company enters into all Interest Rate Agreements as hedges. Under the Company's hedging policy, a specific portfolio of assets and liabilities with similar economic characteristics such as a low life strike, variable interest rate based on a market- sensitive index, similar expected prepayment rate behavior and similar periodic caps, is identified. The hedge instruments are chosen as the ones probable of substantially reducing the interest rate risk being hedged, and a high degree of correlation is maintained on an on-going basis. These hedge instruments are intended to reduce the interest rate risk being hedged by providing income to offset potential reduced net interest income under certain interest rate scenarios. The Company periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

Interest Rate Agreements that are hedging available-for-sale Mortgage Securities are carried at fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of unrealized gains and losses on the related securities. Similarly, Interest Rate Agreements that are used to hedge Mortgage Loans, short-term debt or long-term debt are carried at amortized cost.

Net premiums on interest rate option agreements are amortized as a component of net interest income over the effective period of the interest rate option using the effective interest method. The income and/or expense related to interest rate option and swap agreements is recognized on an accrual basis. Realized gains and losses from the settlement or early termination of Interest Rate Agreements are deferred and amortized into net interest income over the remaining term of the original Interest Rate Agreement, or, if shorter, over the remaining term of the associated hedged asset or liability, as adjusted for estimated future principal repayments. In the event that a hedged asset or liability is sold or extinguished, any related hedging gains or losses would be recognized as an adjustment to the gain or loss on the disposition of the related asset or liability.

Unrealized losses on Interest Rate Agreements that are considered other-than-temporary are recognized in income and the carrying value of the Interest Rate Agreement is adjusted. The other-than-temporary decline is measured as the amount of the decline in fair value attributable to factors that are other-than-temporary. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the Interest Rate Agreements, for example, a serious deterioration of the ability of the counterparty to perform under the terms of the Interest Rate Agreement.

DEBT

Short-term and long-term debt are carried at their unpaid principal balances, net of any unamortized discount or premium and any unamortized deferred bond issuance costs. Any discount or premium is recognized as an adjustment to interest expense using the effective interest method based on the maturity schedule of the related borrowings.

NET INCOME PER SHARE

Net income per share for the years ended December 31, 1997, 1996 and 1995 is shown in accordance with SFAS No. 128, Earnings Per Share, which was effective for fiscal years ended after December 15, 1997 and requires restatement of prior period earnings per share ("EPS"). Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the diluted net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 1997, 1996 and 1995.

                                                                           YEAR ENDED DECEMBER 31, 1997
                                                                  INCOME             SHARES            PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)                               (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                               -------------------------------------------------
Net Income                                                     $   27,561
Cash dividends on Class B preferred stock                          (2,815)
                                                               -------------------------------------------------
Basic EPS - Income available to common stockholders                24,746           13,334,163          $   1.86
                                                               -------------------------------------------------
Effect of dilutive securities -
   Stock options                                                                       191,513
   Stock warrants (a)                                                                  154,734
                                                               -------------------------------------------------
Diluted EPS - Income available to common stockholders          $   24,746           13,680,410          $   1.81
                                                               -------------------------------------------------

                                                                         YEAR ENDED DECEMBER 31, 1996
                                                                INCOME             SHARES             PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)                             (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                               -----------------------------------------------
Net Income                                                     $  12,685
Cash dividends on Class B preferred stock                         (1,148)
                                                               -----------------------------------------------
Basic EPS - Income available to common stockholders               11,537           7,950,175          $   1.45
                                                               -----------------------------------------------
Effect of dilutive securities -
   Stock options                                                 175,391
   Stock warrants (a)                                            618,618
                                                               -----------------------------------------------
Diluted EPS - Income available to common stockholders          $  11,537           8,744,184          $   1.32
                                                               ===============================================

                                                                       YEAR ENDED DECEMBER 31, 1995
                                                                 INCOME            SHARES           PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)                              (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                               ----------------------------------------------
Net Income                                                     $   3,155
Cash dividends on Class B preferred stock                              0
                                                               ----------------------------------------------
Basic EPS - Income available to common stockholders                3,155          3,314,042          $   0.95
Effect of dilutive securities -                                ----------------------------------------------
   Stock options                                                                    173,716
   Stock warrants (a)                                                               216,045
Diluted EPS - Income available to common stockholders          $   3,155          3,703,803          $   0.85
                                                               ----------------------------------------------

(a) The Stock warrants expired on December 31, 1997.

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

Allowance for Credit Losses. An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known, future losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The Company's actual credit losses may differ from those estimates used to establish the allowance.

         RECENT ACCOUNTING PRONOUNCEMENTS

On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The impact to the Company of adopting SFAS No. 130 is not expected to be significant.


NOTE 3.   MORTGAGE ASSETS

At December 31, 1997, Mortgage Assets consisted of the following:

                                     MORTGAGE SECURITIES            MORTGAGE
                                ----------------------------
(IN THOUSANDS)                     AGENCY        NON-AGENCY          LOANS            TOTAL
                                --------------------------------------------------------------
Mortgage Assets, Gross          $   953,937      $   825,438      $ 1,519,837      $ 3,299,212

Unamortized Discount                   (174)         (12,268)               0          (12,442)
Unamortized Premium                  32,722           18,606           34,844           86,172
                                --------------------------------------------------------------
Amortized Cost                      986,485          831,776        1,554,681        3,372,942

Allowance for Credit Losses               0           (2,076)          (2,855)          (4,931)
Gross Unrealized Gains                2,598            3,984                0            6,582
Gross Unrealized Losses              (4,286)          (3,685)               0           (7,971)
                                --------------------------------------------------------------
Carrying Value                  $   984,797      $   829,999      $ 1,551,826      $ 3,366,622
                                ==============================================================

         At December 31, 1996, Mortgage Assets consisted of the following:

                                     MORTGAGE SECURITIES           MORTGAGE
                                ----------------------------
(IN THOUSANDS)                     AGENCY        NON-AGENCY           LOANS            TOTAL
                                --------------------------------------------------------------
Mortgage Assets, Gross          $   939,936      $   662,276      $   515,033      $ 2,117,245

Unamortized Discount                   (234)         (15,717)            (142)         (16,093)

Unamortized Premium                  26,939           16,366           11,012           54,317
                                --------------------------------------------------------------
Amortized Cost                      966,641          662,925          525,903        2,155,469

Allowance for Credit Losses               0           (1,752)            (428)          (2,180)
Gross Unrealized Gains                3,173            2,791                0            5,964
Gross Unrealized Losses                (873)          (4,952)               0           (5,825)
                                --------------------------------------------------------------
Carrying Value                  $   968,941      $   659,012      $   525,475      $ 2,153,428
                                ==============================================================

At December 31, 1997 and 1996, all investments in Mortgage Assets consisted of interests in adjustable-rate mortgages on residential properties. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At December 31, 1997 and 1996, the average annualized effective yield on the Mortgage Assets was 6.86% and 7.11%, respectively, based on the amortized cost of the assets. The coupons on most of the adjustable-rate mortgage securities and loans owned by the Company are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) and lifetime caps. At December 31, 1997 and 1996, the weighted average lifetime cap was 12.06% and 11.73%, respectively.

During the second half of 1997, the Company sold Mortgage Securities with a face value of approximately $87.0 million. Proceeds and realized gains and losses on the sales of Mortgage Securities for the year ended December 31, 1997 are presented below. No such sales occurred for the years ended December 31, 1996 or 1995.

 (IN THOUSANDS)                                           1997
                                                        --------
 Proceeds from sales of available-for-sale              $ 88,284
 securities

 Available-for-sale securities gains                    $    746
 Available-for-sale securities losses                        (28)
 Write-down on related interest rate agreements             (155)
                                                        --------
 Net gain on sales of available-for-sale securities     $    563
                                                        ========


NOTE 4.   ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the activity in the Allowance for Credit Losses for the years ended December 31:

 (IN THOUSANDS)                   1997         1996        1995
                                ---------------------------------
Balance at January 1            $ 2,180      $   490      $     0
Provision for credit losses       2,930        1,696          493
Charge-offs                        (179)          (6)          (3)
                                ---------------------------------
Balance at December 31          $ 4,931      $ 2,180      $   490
                                =================================

The Allowance for Credit Losses is classified on the Consolidated Balance Sheets as a component of Mortgage Assets.


                 NOTE 5.   COLLATERAL FOR LONG-TERM DEBT

The Company has pledged collateral in order to secure the Long-Term Debt issued in the form of collateralized mortgage bonds ("Bond Collateral"). This Bond Collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The Company's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. The Company may also be exposed to losses from prepayments of the underlying loans to the extent of unamortized net premium on the loans or deferred bond issuance costs related to the issuance of the Long-Term Debt.

The components of the Bond Collateral at December 31, 1997 are summarized as follows:

 (IN THOUSANDS)                              1997
                                          ----------
 Mortgage loans                           $1,191,487
 Restricted cash and cash equivalents         24,657
 Accrued interest receivable                   7,401
                                          ----------
                                          $1,223,545
                                          ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.


         NOTE 6.   INTEREST RATE AGREEMENTS

The amortized cost and carrying value of the Company's Interest Rate Agreements at December 31, 1997 and 1996 are summarized as follows:

 (IN THOUSANDS)                1997         1996
                            --------      --------
Amortized Cost              $ 10,781      $  6,200
Gross Unrealized Gains           650           156
Gross Unrealized Losses       (9,331)       (3,755)
                            --------      --------
Carrying Value              $  2,100      $  2,601
                            ========      ========

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments at December 31, 1997 and 1996.

                                       NOTIONAL AMOUNTS              CREDIT EXPOSURE (A)
                                   -------------------------------------------------------
(IN THOUSANDS)                        1997           1996           1997           1996
                                   -------------------------------------------------------
Interest Rate Options              $4,862,200     $2,231,200     $        0     $        0
Interest Rate Swaps                   473,000        405,000         12,392          2,727
Interest Rate Futures                  58,000              0             46              0
                                   -------------------------------------------------------
Total Interest Rate Agreements     $5,393,200     $2,636,200     $   12,438     $    2,727
                                   =======================================================

(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

Interest Rate Options, which include caps, floors and collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. Interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate.
Interest rate collar agreements consist of the purchase of a cap agreement subsidized by the sale of a floor agreement, thus incorporating both of the above mentioned types of cash flows. The Company's credit risk on the Options is limited to the amortized cost of the Options agreements.

Interest Rate Swaps ("Swaps") are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of the Company's Swaps involve the exchange of either fixed interest payments for floating interest payments or the exchange of one floating interest payment for another floating interest payment based on a different index. Most of the Swaps require that the Company provide collateral in the form of Mortgage Assets to the counterparty. Should the counterparty fail to return the collateral, the Company would be at risk for the fair market value of that asset.

Interest Rate Futures ("Futures") are contracts for the delivery of securities or cash in which the seller agrees to deliver on a specified future date, a specified instrument (or the cash equivalent), at a specified price or yield. Under these agreements, if the Company has sold (bought) the futures, the Company will generally receive additional cash flows if interest rates rise
(fall). Conversely, the Company will generally pay additional cash flows if interest rates fall (rise).

In general, the Company has incurred credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate Agreements with counterparties rated A or better or that are transacted on a national exchange. Furthermore, the Company has entered into Interest Rate Agreements with several different counterparties in order to reduce the risk of credit exposure to any one counterparty.


NOTE 7.   SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets.

At December 31, 1997, the Company had $1.9 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 6.00% and a weighted average remaining maturity of 64 days. This debt was collateralized with $2.0 billion of Mortgage Assets. At December 31, 1996, the Company had $2.0 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.83% and a weighted average remaining maturity of 98 days. This debt was collateralized with $2.1 billion of Mortgage Assets.

At December 31, 1997 and 1996, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)               1997            1996
                          ----------     ----------
Within 30 days            $  823,545     $  268,042
30 to 90 days                533,543        667,567
Over 90 days                 557,437      1,017,494
                          ----------     ----------
Total Short-Term Debt     $1,914,525     $1,953,103
                          ==========     ==========

For the years ended December 31, 1997, 1996 and 1995, the average balance of Short-Term Debt was $2.4 billion, $0.9 billion and $0.2 billion with a weighted average interest cost of 5.86%, 5.71% and 6.06%, respectively. The maximum balance outstanding during the years ended December 31, 1997, 1996 and 1995 was $3.1 billion, $2.0 billion and $0.4 billion, respectively.


NOTE 8.  LONG-TERM DEBT

During the third and fourth quarters of 1997, the Company issued $1.28 billion of Long-Term Debt in the form of collateralized mortgage bonds. The Long-Term Debt was issued by two business trusts established by the Company's wholly-owned subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia").
Each series of Long-Term Debt consists of two classes of bonds at variable rates of interest. Payments received on the Bond Collateral are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related Bond Collateral. The Long-Term Debt is also subject to redemptions according to the specific terms of the individual indentures as defined in the corresponding prospectus. As a result, the actual maturity of any class of this series of Long-Term Debt is likely to occur earlier than its stated maturity.

The components of the Long-Term Debt along with selected other information are summarized below:

(IN THOUSANDS)                              DECEMBER 31, 1997
                                            -----------------
Long-Term Debt                                 $ 1,170,709
Unamortized premium on Long-Term Debt                5,795
Deferred bond issuance costs                        (3,703)
                                               -----------
     Total Long-Term Debt                      $ 1,172,801
                                               ===========

Range of coupons on bonds                6.0583% to 6.5033%
Stated maturities                              2024 - 2029

For the year ended December 31, 1997, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.31%. Interest paid on Long-Term Debt for the year ended December 31, 1997 totaled $16.7 million.


                 NOTE 9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

(IN THOUSANDS)                                1997                           1996
                                   -------------------------     -------------------------
                                    CARRYING                        CARRYING
                                     AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                   -------------------------     -------------------------
Assets
      Mortgage Assets              $3,366,622     $3,367,381     $2,153,428     $2,153,428
      Interest Rate Agreements     $    2,100     $    1,522     $    2,601     $    2,601
Liabilities
      Long-Term Debt               $1,172,801     $1,172,938              0              0

The carrying amounts of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short- term nature of these accounts.


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

As of December 31, 1997, 96,732 shares of the Class B Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At December 31, 1997 and 1996, there were 909,518 and 1,006,250 shares of the Class B Preferred Stock outstanding, respectively.

STOCK OPTION PLAN
The Company has adopted a Stock Option Plan for executive officers, employees and non-employee directors (the "Plan"). The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant "incentive stock options" as defined under Section 422 of the Code ("ISOs"), options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation rights and limited stock appreciation rights ("Awards") and dividend equivalent rights ("DERs") to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs with DERs pursuant to a formula under the Plan.

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At December 31, 1997 and 1996, 1,158,404 and 1,138,737 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At December 31, 1997 and 1996, 354,265 and 299,633 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. For the years ended December 31, 1997, 1996 and 1995, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $437,393, $328,374 and $54,513, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued are based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of the Company's Plan as of December 31 and changes during the years ending on those dates is presented below.

                                                            1997                     1996                      1995
                                                           WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                                           EXERCISE                 EXERCISE                 EXERCISE
 (IN THOUSANDS, EXCEPT SHARE DATA)            SHARES        PRICE      SHARES        PRICE      SHARES        PRICE
                                -            -------      ---------   -------      ---------   -------      ---------
 Outstanding options at January 1            421,583      $   19.05   310,857      $    9.48   188,333      $    0.11
    Options granted                          460,328          37.08   141,300          36.01   166,972          17.55
    Options exercised                        (54,485)          0.89   (42,083)          0.11   (47,083)          0.11
    Dividend equivalent rights earned         13,218           0.00    11,509           0.00     2,635           0.00
                                             -------                  -------                  -------
 Outstanding options at December 31          840,644          29.79   421,583          19.05   310,857           9.48
                                             =======                  =======                  =======
 Options exercisable at year-end              81,774          22.10    27,109          24.48         0             na
 Weighted average fair value of options
 granted during the year                     $  3.17                  $  2.34                  $  0.01

The following table summarizes information about stock options outstanding at December 31, 1997.

                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                     --------------------------------------------------   ---------------------------------
                        NUMBER        WEIGHTED-AVERAGE                      NUMBER
   RANGE OF           OUTSTANDING        REMAINING     WEIGHTED-AVERAGE   EXERCISABLE      WEIGHTED-AVERAGE
EXERCISE PRICES       AT 12/31/97    CONTRACTUAL LIFE   EXERCISE PRICE     AT 12/31/97      EXERCISE PRICE
-----------------------------------------------------------------------   ---------------------------------
    $0 to 8              83,294              7.2          $    0.71          11,552            $    1.58
    17 to 19            155,972              7.9              18.19          41,493                18.15
    20 to 30             98,976              9.8              23.62           1,750                23.74
    36 to 38            381,300              9.0              37.45          26,979                36.88
    45 to 53            121,102              9.5              45.68               0                 0.00
                        -------                                             -------
    $0 to 53            840,644              8.8              29.79          81,774                22.10

At December 31, 1997, the Company had one Stock Option Plan, which is described above. The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its Plan. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                    1997                  1996                  1995
                                                -------------         -------------         ------------
Net Income               As reported            $   24,746            $   11,537            $   3,155
(IN THOUSANDS)           Pro Forma              $   24,504            $   11,535            $   3,155

Basic earnings           As reported            $     1.86            $     1.45            $    0.95
per share                Pro Forma              $     1.84            $     1.45            $    0.95

Diluted                  As reported            $     1.81            $     1.32            $    0.85
earnings per share       Pro Forma              $     1.79            $     1.32            $    0.85

For purposes of determining values for use in the above table, the 1997 values are based on American valuation using the Black/Scholes option pricing model as of the various grant dates, using the following principal assumptions:
expected stock price volatility 33%, risk free rates of return based on the 5 year treasury rate at the date of grant and a post-option dividend growth rate of 10%. No adjustments have been made for forfeitures or non-transferability. The actual value, if any, that the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

STOCK PURCHASE WARRANTS
For the years ended December 31, 1997 and 1996, 412,484 and 1,252,169 Warrants were exercised, respectively. Each Warrant entitled the holder to purchase
1.000667 shares of the Company's Common Stock at an exercise price of $15.00 per share. The Warrants expired on December 31, 1997.

STOCK REPURCHASES
In 1997, the Company's Board of Directors approved the repurchase of up to 1,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 840,000 shares of its Common Stock for $23.1 million during 1997. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

DIVIDENDS
The Company declared and paid the following dividends for the years ended December 31, 1997 and 1996:

                                                     TOTAL              DIVIDENDS PER SHARE
  DECLARATION       RECORD         PAYABLE         DIVIDENDS           CLASS B             COMMON
      DATE           DATE            DATE        (IN THOUSANDS)    PREFERRED STOCK         STOCK
      ----           ----            ----        --------------    ---------------         -----
    12/12/97        12/31/97        1/21/98          $5,686             $0.755             $0.350
      9/8/97         9/30/97       10/21/97          $9,433             $0.755             $0.600
     6/12/97         6/30/97        7/21/97          $8,638             $0.755             $0.600
      3/5/97         3/31/97        4/21/97          $7,899             $0.755             $0.600

    12/16/96        12/31/96        1/21/97          $5,268             $0.755             $0.410
     9/16/96         9/30/96       10/21/96          $4,016             $0.386             $0.400
     6/14/96         6/28/96        7/18/96          $3,408               --               $0.400
     3/11/96         3/29/96        4/19/96          $2,540               --               $0.460

Under the Internal Revenue Code of 1986, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year. Therefore, the dividend declared in December 1997 which was paid in January 1998 is considered taxable income to shareholders in the year declared. The Company's dividends are not eligible for the dividends received deduction for corporations.


         NOTE 11.   COMMITMENTS AND CONTINGENCIES

At December 31, 1997, the Company had entered into a commitment to purchase $7.3 million of Mortgage Assets for settlement in January 1998.

At December 31, 1997, the Company is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1998 through 2000 - $197,304; 2001 - $65,768.


NOTE 12.   SUBSEQUENT EVENTS

During January and February, 1998, pursuant to its stock repurchase program (see Note 10), the Company repurchased 214,100 shares of the Company's Common Stock for $4.2 million.

                         [COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Redwood Trust, Inc.
Mill Valley, California


We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. and Subsidiary (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     /s/  COOPERS & LYBRAND L.L.P.


San Francisco, California
February 25, 1998

REDWOOD TRUST, INC.

SUMMARY OF QUARTERLY RESULTS
(unaudited)
(In thousands, except share data)



                                                         Fourth          Third        Second        First
                                                         Quarter        Quarter      Quarter       Quarter
                                                         -------       -------       -------       -------
Year ended December 31, 1997

Operating results:
    Interest income                                      $53,984       $56,543       $49,509       $38,568
    Interest expense                                      46,531        45,888        38,958        28,900
    Interest rate agreement expense                        1,269         1,038           839           595
    Net interest income                                    6,184         9,617         9,712         9,073
    Net income                                             5,083         7,546         7,721         7,211
    Net income available to common stockholders            4,397         6,859         7,034         6,456
    Net income per share - diluted                          0.30          0.47          0.52          0.53
    Dividends declared per common share                    0.350         0.600         0.600         0.600
    Dividends declared per Class B preferred share         0.755         0.755         0.755         0.755

Year ended December 31, 1996

Operating results:
    Interest income                                      $25,881       $19,371       $12,901       $ 9,131
    Interest expense                                      19,467        14,447         9,075         6,202
    Interest rate agreement expense                          402           350           255           151
    Net interest income                                    6,012         4,574         3,571         2,778
    Net income                                             4,844         3,387         2,500         1,954
    Net income available to common stockholders            4,084         2,999         2,500         1,954
    Net income per share - diluted                          0.39          0.32          0.29          0.32
    Dividends declared per common share                    0.410         0.400         0.400         0.460
    Dividends declared per Class B preferred share         0.755         0.386         0.000         0.000

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT




                                                              Sequentially
   Exhibit                                                      Numbered
   Number                                                         Page
--------------                                                --------------
    11.1      Computation of Earnings per Share                    112

     21       List of Subsidiaries                                 113

     23       Consent of Accountants                               114

     27       Financial Data Schedule                              115