Form 10-Q
period 1998-03-31
REDWOOD TRUST INC
filed 1998-05-13
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________________ TO__________________

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

Class B Preferred Stock ($.01 par value)             909,518 as of May 11, 1998
Common Stock ($.01 par value)                     14,107,100 as of May 11, 1998

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                                                          Page
PART I.                 FINANCIAL INFORMATION
          Item 1.       Consolidated Financial Statements

                             Consolidated Balance Sheets at March 31, 1998 and December 31, 1997................           3

                             Consolidated Statements of Operations for the three months
                             ended March 31, 1998 and March 31, 1997............................................           4

                             Consolidated Statements of Stockholders' Equity for the three months
                             ended March 31, 1998...............................................................           5

                             Consolidated Statements of Cash Flows for the three months
                             ended March 31, 1998 and March 31, 1997............................................           6

                             Notes to Consolidated Financial Statements.........................................           7

          Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...........................................           18


PART II.                OTHER INFORMATION

          Item 1.       Legal Proceedings.......................................................................           63

          Item 2.       Changes in Securities...................................................................           63

          Item 3.       Defaults Upon Senior Securities.........................................................           63

          Item 4.       Submission of Matters to a Vote of Security Holders.....................................           63

          Item 5.       Other Information.......................................................................           63

          Item 6.       Exhibits and Reports on Form 8-K........................................................           63

          SIGNATURES  ..........................................................................................           64

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                         March 31, 1998          December 31, 1997
ASSETS                                                                                   --------------          -----------------
                                                                                          (Unaudited)
       Mortgage assets:
             Mortgage loans, net                                                          $ 1,871,984                $ 1,551,826
             Mortgage securities, net                                                       1,770,566                  1,814,796
                                                                                          -----------                -----------
                                                                                            3,642,550                  3,366,622
       Cash and cash equivalents:
             Unrestricted                                                                       6,468                     24,892
             Restricted                                                                        25,734                     24,657
                                                                                          -----------                -----------
                                                                                               32,202                     49,549
       Accrued interest receivable                                                             23,886                     23,119
       Interest rate agreements                                                                 1,627                      2,100
       Investment in RWT Holdings, Inc.                                                         9,900                         --
       Other assets                                                                             3,526                      2,807
                                                                                          -----------                -----------
                                                                                          $ 3,713,691                $ 3,444,197
                                                                                          ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES

       Short-term debt                                                                    $ 2,288,018                $ 1,914,525
       Long-term debt, net                                                                  1,081,279                  1,172,801
       Accrued interest payable                                                                12,212                     14,476
       Accrued expenses and other liabilities                                                   1,797                      2,172
       Dividends payable                                                                          687                      5,686
                                                                                          -----------                -----------
                                                                                            3,383,993                  3,109,660
                                                                                          -----------                -----------

       Commitments and contingencies (See Note 11)

       STOCKHOLDERS' EQUITY

       Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
           Convertible 909,518 shares authorized, issued and outstanding
           ($28,882 aggregate liquidation preference)                                          26,736                     26,736
       Common stock, par value $0.01 per share;
           49,090,482 and 48,993,750 shares authorized;
           14,070,557 and 14,284,657 issued and outstanding                                       141                        143
       Additional paid-in capital                                                             320,282                    324,555
       Accumulated other comprehensive income                                                 (13,085)                   (10,071)
       Dividends in excess of net income                                                       (4,376)                    (6,826)
                                                                                          -----------                -----------
                                                                                              329,698                    334,537
                                                                                          -----------                -----------
                                                                                          $ 3,713,691                $ 3,444,197
                                                                                          ===========                ===========


The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)


                                                                                            Three Months Ended March 31,
                                                                                       1998                         1997
                                                                                    ------------                ------------
INTEREST INCOME
          Mortgage loans                                                            $     25,810                $      9,855
          Mortgage securities                                                             27,667                      28,551
          Cash and investments                                                               384                         162
                                                                                    ------------                ------------
                                                                                          53,861                      38,568

INTEREST EXPENSE
          Short-term debt                                                                 28,003                      28,900
          Long-term debt                                                                  18,094                          --
                                                                                    ------------                ------------
                                                                                          46,097                      28,900

Net interest rate agreements expense                                                       1,378                         595
                                                                                    ------------                ------------

NET INTEREST INCOME                                                                        6,386                       9,073

Provision for credit losses                                                                  601                         695
Equity in earnings of RWT Holdings, Inc.                                                      --                          --
Write-down of mortgage securities                                                            729                          --
Net (gain)/loss on sale transactions                                                          (6)                         --
Operating expenses                                                                         1,925                       1,167
                                                                                    ------------                ------------

NET INCOME                                                                                 3,137                       7,211
                                                                                    ------------                ------------
Less cash dividends on Class B preferred stock                                               687                         755
                                                                                    ------------                ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                         $      2,450                $      6,456
                                                                                    ============                ============

NET INCOME PER SHARE
          Basic                                                                     $       0.17                $       0.56
          Diluted                                                                   $       0.17                $       0.53

Weighted average shares of common stock and common stock equivalents:
          Basic                                                                       14,123,951                  11,605,171
          Diluted                                                                     14,234,425                  12,116,867



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 1998
(In thousands, except share data)
(Unaudited)




                                      Class B                                                Accumulated
                                  Preferred stock           Common stock        Additional      other      Dividends in
                                 -------------------------------------------     paid-in    comprehensive   excess of
                                 Shares     Amount       Shares       Amount     capital       income       net income     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997        909,518 $    26,736  14,284,657  $       143  $   324,555  $   (10,071) $    (6,826) $   334,537
-----------------------------------------------------------------------------------------------------------------------------------

    Net income                         --          --          --           --           --           --        3,137        3,137

    Net unrealized loss on
    assets available-for-sale          --          --          --           --           --       (3,014)          --       (3,014)


Comprehensive income                   --          --          --           --           --           --           --          123

Repurchase of common stock             --          --    (214,100)          (2)      (4,273)          --           --       (4,275)

Dividends declared:
    Class B preferred                  --          --          --           --           --           --         (687)        (687)
    Common                             --          --          --           --           --           --           --            0

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998           909,518 $    26,736  14,070,557  $       141  $   320,282  $   (13,085) $    (4,376) $   329,698
===================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                       Three Months Ended
                                                                             March 31,
                                                                         1998         1997
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $   3,137    $   7,211
      Adjustments to reconcile net income to net cash
          provided by operating activities:
           Amortization of mortgage asset premium and discount, net       8,158        3,818
           Amortization of deferred bond issuance costs                     402           --
           Amortization of long-term debt premium                          (244)          --
           Depreciation and amortization                                     52           26
           Provision for credit losses on mortgage assets                   601          695
           Amortization of interest rate agreements                       1,341          311
           Net (gain)/loss on sale transactions                              (6)          --
           Write-down of mortgage securities                                729           --
           Increase in accrued interest receivable                         (767)      (3,714)
           (Increase) decrease in other assets                             (771)       1,196
           Increase (decrease) in accrued interest payable               (2,264)         902
           Increase (decrease) in accrued expenses and other               (375)         501
                                                                      ---------    ---------
               Net cash provided by operating activities                  9,993       10,946

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in restricted cash                                    (1,077)          --
      Investment in RWT Holdings, Inc.                                   (9,900)          --
      Purchases of mortgage loans                                      (441,960)    (250,865)
      Purchases of mortgage securities                                 (161,842)    (376,210)
      Proceeds from sales of mortgage securities                          9,295           --
      Principal payments on mortgage loans                              118,707       45,247
      Principal payments on mortgage securities                         187,405      128,115
      Purchases of interest rate agreements                                (897)      (1,991)
                                                                      ---------    ---------
               Net cash used in investing activities                   (300,269)    (455,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from short-term borrowings                           373,493      420,176
      Repayments on long-term borrowings                                (91,680)          --
      Net proceeds from issuance of common stock                             --       31,767
      Repurchases of common stock                                        (4,275)          --
      Dividends paid                                                     (5,686)      (5,268)
                                                                      ---------    ---------
               Net cash provided by financing activities                271,852      446,675

Net increase (decrease) in cash and cash equivalents                    (18,424)       1,917

Cash and cash equivalents at beginning of period                         24,892       11,068
                                                                      ---------    ---------

Cash and cash equivalents at end of period                            $   6,468    $  12,985
                                                                      =========    =========

Supplemental disclosure of cash flow information:
      Cash paid for interest expense                                  $  48,419    $  28,068
                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)


NOTE 1.   THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. RWT Holdings, Inc. ("RWT Holdings"), a non-REIT, taxable affiliate of Redwood Trust, was established during the first quarter of 1998. Redwood Trust, Sequoia and RWT Holdings (collectively, the "Company") acquire and manage real estate mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). The Company currently acquires Mortgage Assets that are secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use other securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets and may sell Mortgage Assets from time to time.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. Substantially all of the assets of Sequoia are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Sequoia have been eliminated in consolidation of Redwood Trust.

During March, 1998, the Company formed RWT Holdings, through which a portion of the Company's Mortgage Loan acquisition and finance activities will be conducted. Redwood Trust owns all of the preferred stock and has a non-voting, 99% economic interest in RWT Holdings. As Redwood Trust does not own the voting common stock of RWT Holdings or control RWT Holdings, it's investment in RWT Holdings is accounted for under the equity method. Under this method, original equity investments in RWT Holdings are recorded at cost and adjusted by Redwood Trust's share of earnings or losses and decreased by dividends received.

For financial reporting purposes, references to "Redwood Trust" mean Redwood Trust and Sequoia; while references to the "Company" mean Redwood Trust, Sequoia and RWT Holdings. Certain amounts for prior periods have been reclassified to conform with the 1998 presentation.

INCOME TAXES

Redwood Trust has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code (the "Code") and the corresponding provisions of State law. In order to qualify as a REIT, Redwood Trust must annually distribute at least 95% of its taxable income to shareholders and meet certain other requirements. If these requirements are met, Redwood Trust generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its shareholders. Because Redwood Trust believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements, as Redwood Trust believes it has met the prescribed distribution requirements.

MORTGAGE ASSETS

Redwood Trust's Mortgage Assets consist of Mortgage Securities and Mortgage Loans. Interest income is accrued based on the outstanding principal amount of the Mortgage Assets and their contractual terms. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using methods that approximate the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

Mortgage Loans
Mortgage Loans are carried at their unpaid principal balance, net of unamortized discount or premium and specific credit reserves established for such assets.

Mortgage Securities
Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires Redwood Trust to classify its Mortgage Securities as either trading investments, available-for-sale investments or held-to-maturity investments. Although Redwood Trust generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of its Mortgage Securities as part of its overall management of its balance sheet. Accordingly, to maintain flexibility, Redwood Trust currently classifies all of its Mortgage Securities as available-for-sale. All assets classified as available-for-sale are reported at fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Comprehensive Income in stockholders' equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity.

Unrealized losses on Mortgage Securities that are considered other-than-temporary, as measured by the amount of decline in fair value attributable to factors other-than-temporary, are recognized in income and the carrying value of the Mortgage Security is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Mortgage Securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

INTEREST RATE AGREEMENTS

Redwood Trust utilizes various types of Interest Rate Agreements to hedge the interest rate and liquidity risks inherent in its investment and financing strategies.

SFAS No. 119, Disclosure about Derivative Financial Instruments, requires Redwood Trust to provide certain disclosures concerning its derivative instruments according to a set of prescribed guidelines. The nature of Redwood Trust's investment and financing strategies exposes Redwood Trust to interest rate risk. As part of its asset/liability management activities, Redwood Trust uses interest rate options, interest rate swaps and interest rate futures (collectively "Interest Rate Agreements") to hedge exposures or modify the interest rate characteristics of related balance sheet items. Currently, Redwood Trust enters into all Interest Rate Agreements as hedges. Under Redwood Trust's hedging policy, a specific portfolio of assets and liabilities with similar economic characteristics such as a low life strike, variable interest rate based on a market-sensitive index, similar expected prepayment rate behavior and similar periodic caps, is identified. The hedge instruments are chosen as the ones probable of substantially reducing the interest rate risk being hedged, and a high degree of correlation is maintained on an on-going basis. These hedge instruments are intended to reduce the interest rate risk being hedged by providing income to offset potential reduced net interest income or by protecting against market value fluctuations on the hedged assets or liabilities under certain interest rate scenarios. Redwood Trust periodically evaluates the effectiveness of these hedges under various interest rate scenarios.

Interest Rate Agreements that are hedging available-for-sale Mortgage Securities are carried at fair value with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income in stockholders' equity, consistent with the reporting of unrealized gains and losses on the related securities. Similarly, Interest Rate Agreements that are used to hedge Mortgage Loans, short-term debt or long-term debt are carried at amortized cost.

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

DEBT

Short-Term and Long-Term debt are carried at their unpaid principal balances, net of any unamortized discount or premium and any unamortized deferred bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective interest method based on the maturity schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of Long-Term Debt are deferred and amortized over the estimated lives of the Long-Term Debt using the interest method adjusted for the effects of prepayments.

NET INCOME PER SHARE

Net income per share for the three months ended March 31, 1998 and 1997 is shown in accordance with SFAS No. 128, Earnings Per Share, which was effective for fiscal years ended after December 15, 1997 and requires restatement of prior period earnings per share ("EPS"). Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the diluted net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 1998 and 1997.

                                                            THREE MONTHS ENDED MARCH 31, 1998
                                                            INCOME          SHARES     PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)                         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                          ---------------------------------------
Net Income                                                $    3,137
Cash dividends on Class B preferred stock                       (687)
                                                          ---------------------------------------
Basic EPS - Income available to common stockholders            2,450      14,123,951     $   0.17
                                                          ---------------------------------------
Effect of dilutive securities -
   Stock options                                                             110,474
                                                          =======================================
Diluted EPS - Income available to common stockholders     $    2,450      14,234,425     $   0.17
                                                          =======================================



                                                             THREE MONTHS ENDED MARCH 31, 1997
                                                            INCOME          SHARES     PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)                         (NUMERATOR)    (DENOMINATOR)   AMOUNT
                                                          --------------------------------------
Net Income                                                $    7,211
Cash dividends on Class B preferred stock                       (755)
                                                          ---------------------------------------
Basic EPS - Income available to common stockholders            6,456      11,605,171     $   0.56
                                                          ---------------------------------------
Effect of dilutive securities -
   Stock options                                                             253,274
   Stock warrants (a)                                                        258,422
                                                          =======================================
Diluted EPS - Income available to common stockholders     $    6,456      12,116,867     $   0.53
                                                          =======================================

 (a) The Stock warrants expired on December 31, 1997.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires Redwood Trust to classify items of "other comprehensive income", such as unrealized gains and losses on assets available-for-sale and foreign currency translation adjustments, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of comprehensive income on the Statement of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity. As of March 31, 1998 and December 31, 1997, the only component of Accumulated Other Comprehensive Income was unrealized gains and losses on assets available-for-sale.

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

Fair Value. Redwood Trust uses estimates in establishing fair value for its assets available-for-sale. Management bases its fair value estimates primarily on third party bid price indications, such as bid indications provided by dealers who make markets in these assets and asset valuations made by collateralized lenders, when such indications are available. Estimates of fair value for all remaining assets available-for-sale are based primarily on management's judgment. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts Redwood Trust could realize in a current market exchange. The fair value of all on- and off- balance sheet financial instruments is presented in Notes 3, 6 and 9.

Allowance for Credit Losses. An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known, future losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, Redwood Trust's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Redwood Trust's actual credit losses may differ from those estimates used to establish the allowance. Summary information regarding the Allowance for Credit Losses is presented in Note 4.

 NOTE 3.   MORTGAGE ASSETS

At March 31, 1998, Mortgage Assets consisted of the following:


                                      MORTGAGE SECURITIES
                                ----------------------------        MORTGAGE
(IN THOUSANDS)                     AGENCY        NON-AGENCY          LOANS            TOTAL
                                --------------------------------------------------------------
Mortgage Assets, Gross          $   869,153      $   872,822      $ 1,837,517      $ 3,579,492

Unamortized Discount                   (168)         (11,936)             (27)         (12,131)
Unamortized Premium                  30,045           17,060           37,943           85,048
                                --------------------------------------------------------------
Amortized Cost                      899,030          877,946        1,875,433        3,652,409

Allowance for Credit Losses               0           (2,035)          (3,449)          (5,484)
Gross Unrealized Gains                1,554            2,498                0            4,052
Gross Unrealized Losses              (5,522)          (2,905)               0           (8,427)
                                --------------------------------------------------------------
Carrying Value                  $   895,062      $   875,504      $ 1,871,984      $ 3,642,550
                                ==============================================================


At December 31, 1997, Mortgage Assets consisted of the following:


                                     MORTGAGE SECURITIES
                                ----------------------------        MORTGAGE
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
                                ==============================================================

At March 31, 1998 and December 31, 1997, all investments in Mortgage Assets consisted of interests in adjustable-rate mortgages or hybrid adjustable-rate mortgages on residential properties. The hybrid adjustable-rate mortgages have an initial fixed coupon rate of five years followed by annual adjustments. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the

Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At March 31, 1998 and December 31, 1997, the average annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.33% and 6.86%, respectively, based on the amortized cost of the assets. The coupons on 68% of the adjustable-rate mortgage securities and loans owned by Redwood Trust are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) with the other 32% not limited by such periodic caps. Most of the coupons on the adjustable-rate mortgage securities and loans owned by Redwood Trust are limited by lifetime caps. At March 31, 1998 and December 31, 1997, the weighted average lifetime cap was 12.12% and 12.08%, respectively.

During the first quarter of 1998, Redwood Trust sold Mortgage Securities with a carrying value of $9.3 million. Proceeds and realized gains and losses on the sales of Mortgage Securities for the three months ended March 31, 1998 are presented below. No such sales occurred for the three months ended March 31, 1997.

(IN THOUSANDS)                                                             1998
                                                                          ------
Proceeds from sales of available-for-sale securities                      $9,295

Available-for-sale securities gains                                       $    6
Available-for-sale securities losses                                           0
                                                                          ------
Net gain on sales of available-for-sale securities                        $    6
                                                                          ======

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

The following table summarizes Allowance for Credit Losses activity for the three months ended March 31:


(IN THOUSANDS)                                        1998                1997
                                                     -------            -------
Balance at January 1                                 $ 4,931            $ 2,180
Provision for credit losses                              601                695
Charge-offs                                              (48)               (42)
                                                     =======            =======
Balance at March 31                                  $ 5,484            $ 2,833
                                                     =======            =======

The Allowance for Credit Losses is classified on the Consolidated Balance Sheets as a component of Mortgage Assets.

NOTE 5. COLLATERAL FOR LONG-TERM DEBT

Redwood Trust has pledged collateral in order to secure the Long-Term Debt issued in the form of collateralized mortgage bonds ("Bond Collateral"). This Bond Collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. Redwood Trust's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to Redwood Trust. Redwood Trust may also be exposed to losses from prepayments of the underlying loans to the extent that the unamortized net premium on the loans exceeds the net unamortized premium on the Long-Term Debt net of deferred bond issuance costs related to the issuance of the Long-Term Debt.

The components of the Bond Collateral at March 31, 1998 and December 31, 1997 are summarized as follows:

(IN THOUSANDS)                                   MARCH 31, 1998          DECEMBER 31, 1997
                                                 --------------          -----------------
Mortgage loans                                     $1,095,859               $1,191,487
Restricted cash and cash equivalents                   25,734                   24,657
Accrued interest receivable                             6,796                    7,401
                                                   ----------               ----------
                                                   $1,128,389               $1,223,545
                                                   ==========               ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 6. INTEREST RATE AGREEMENTS

The amortized cost and carrying value of Redwood Trust's Interest Rate Agreements at March 31, 1998 and December 31, 1997 are summarized as follows:

(IN THOUSANDS)                             MARCH 31, 1998         DECEMBER 31, 1997
                                           --------------         -----------------
Amortized Cost                               $ 10,337                  $ 10,781
Gross Unrealized Gains                            339                       650
Gross Unrealized Losses                        (9,049)                   (9,331)
                                             --------                  --------
Carrying Value                               $  1,627                  $  2,100
                                             ========                  ========

The following table summarizes the aggregate notional amounts of all of Redwood Trust's Interest Rate Agreements as well as the credit exposure related to these instruments at March 31, 1998 and December 31, 1997.


                                               NOTIONAL AMOUNTS                               CREDIT EXPOSURE (a)
(IN THOUSANDS)                  MARCH 31, 1998        DECEMBER 31, 1997           MARCH 31, 1998        DECEMBER 31, 1997
                                ---------------------------------------           ---------------------------------------
Interest Rate Options               $4,775,100               $4,862,200               $        0               $        0
Interest Rate Swaps                    595,000                  473,000                   11,979                   12,392
Interest Rate Futures                   61,000                   58,000                        0                       46
                                ---------------------------------------           ---------------------------------------
Total                               $5,431,100               $5,393,200               $   11,701               $   12,438
                                =======================================           =======================================


(a) Reflects the fair market value of all cash and collateral of Redwood Trust held by counterparties.

Interest Rate Options, which include caps, floors, collars, options on swaps and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. Interest rate cap agreements provide cash flows to Redwood Trust to the extent that a specific interest rate index exceeds a fixed rate. Conversely, interest rate floor agreements produce cash flows to Redwood Trust to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Interest rate collar agreements consist of the purchase of a cap agreement subsidized by the sale of a floor agreement, thus incorporating both of the above mentioned types of cash flows. Swaption collars will cause Redwood Trust to incur a gain (loss) should interest rates fall
(rise) sharply as of the expiration date of the option. Redwood Trust will receive cash on the options on futures if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. Redwood Trust's credit risk on the Options is limited to the amortized cost of the Options agreements.

Interest Rate Swaps ("Swaps") are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of Redwood Trust's Swaps involve the exchange of either fixed interest payments for floating interest payments or the exchange of one floating interest payment for another floating interest payment based on a different index. Most of the Swaps require that Redwood Trust provide collateral in the form of Mortgage Assets to the counterparty. Should the counterparty fail to return the collateral, Redwood Trust would be at risk for the fair market value of that asset.

Interest Rate Futures ("Futures") are contracts for the delivery of securities or cash in which the seller agrees to deliver on a specified future date, a specified instrument (or the cash equivalent), at a specified price or yield. Under these agreements, if Redwood Trust has sold (bought) the futures, Redwood Trust will generally receive additional cash flows if interest rates rise
(fall). Conversely, Redwood Trust will generally pay additional cash flows if interest rates fall (rise).

In general, Redwood Trust has incurred credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, Redwood Trust would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, Redwood Trust has only entered into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a "primary government dealer", ii) affiliates of "primary government dealers", or iii) rated single A or higher. Furthermore, Redwood Trust has entered into Interest Rate Agreements with several different counterparties in order to reduce the risk of credit exposure to any one counterparty.

NOTE 7.   SHORT-TERM DEBT

Redwood Trust has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of Redwood Trust's Mortgage Assets.

At March 31, 1998, Redwood Trust had $2.3 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.89% and a weighted average remaining maturity of 65 days. This debt was collateralized with $2.4 billion of Mortgage Assets. At December 31, 1997, Redwood Trust had $1.9 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 6.00% and a weighted average remaining maturity of 64 days. This debt was collateralized with $2.0 billion of Mortgage Assets.

At March 31, 1998 and December 31, 1997, the Short-Term Debt had the following remaining maturities:


(IN THOUSANDS)                         MARCH 31, 1998          DECEMBER 31, 1997
                                       --------------          -----------------
Within 30 days                             $1,264,488                 $  823,545
30 to 90 days                                 399,020                    533,543
Over 90 days                                  624,510                    557,437
                                           ----------                 ----------
Total Short-Term Debt                      $2,288,018                 $1,914,525
                                           ==========                 ==========

For the three months ended March 31, 1998 and 1997, the average balance of Short-Term Debt was $1.9 billion and $2.1 billion with a weighted average interest cost of 5.77% and 5.62%, respectively. The maximum balance outstanding during the three months ended March 31, 1998 and 1997 was $2.3 billion and $2.4 billion, respectively.

NOTE 8.  LONG-TERM DEBT

During 1997, Redwood Trust issued $1.28 billion of Long-Term Debt in the form of collateralized mortgage bonds. The Long-Term Debt was issued by two business trusts established by the Redwood Trust's wholly-owned subsidiary, Sequoia. Each series of Long-Term Debt consists of two classes of bonds at variable rates of interest. Payments received on the Bond Collateral are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to Redwood Trust. The maturity of each class is directly affected by the rate of principal prepayments on the related

Bond Collateral. The Long-Term Debt is also subject to redemptions according to the specific terms of the individual indentures as defined in the corresponding prospectus. As a result, the actual maturity of any class of this series of Long-Term Debt is likely to occur earlier than its stated maturity.

 The components of the Long-Term Debt at March 31, 1998 and December 31, 1997 along with selected other information are summarized below:

(IN THOUSANDS)                                   MARCH 31, 1998          DECEMBER 31, 1997
                                                 --------------          -----------------
Long-Term Debt                                      $ 1,079,028                $ 1,170,709
Unamortized premium on Long-Term Debt                     5,551                      5,795
Deferred bond issuance costs                             (3,300)                    (3,703)
                                                    -----------                -----------
     Total Long-Term Debt                           $ 1,081,279                $ 1,172,801
                                                    ===========                ===========

Range of coupons on bonds                         6.02% to 6.49%             6.06% to 6.50%
Stated maturities                                   2024 - 2029                2024 - 2029

For the three months ended March 31, 1998, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.44%. Cash paid for interest on Long-Term Debt for the three months ended March 31, 1998 totaled $18.0 million.

                   NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Redwood Trust's financial instruments at March 31, 1998 and December 31, 1997. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.


(IN THOUSANDS)                                  MARCH 31, 1998                        DECEMBER 31, 1997
                                        ------------------------------          ------------------------------
                                         CARRYING                                CARRYING
                                          AMOUNT            FAIR VALUE            AMOUNT            FAIR VALUE
                                        ------------------------------          ------------------------------
Assets
      Mortgage Loans                    $1,871,984          $1,872,774          $1,551,826          $1,552,585
      Mortgage Securities               $1,770,566          $1,770,566          $1,814,796          $1,814,796
      Interest Rate Agreements          $    1,627          $    2,584          $    2,100          $    1,522
Liabilities
      Long-Term Debt                    $1,081,279          $1,080,530          $1,172,801          $1,172,938

The carrying amounts of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 10. STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On August 8, 1996, Redwood Trust issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. After September 30, 1999, Redwood Trust can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Redwood Trust's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock.

As of March 31, 1998 and December 31, 1997, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Redwood Trust's Common Stock. At March 31, 1998 and December 31, 1997, there were 909,518 shares of the Preferred Stock outstanding.

STOCK OPTION PLAN
Redwood Trust has adopted a Stock Option Plan for executive officers, employees and non-employee directors (the "Plan"). The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant "incentive stock options" as defined under Section 422 of the Code ("ISOs"), options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation rights and limited stock appreciation rights ("Awards") and dividend equivalent rights ("DERs") to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs with DERs pursuant to a formula under the Plan.

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of Redwood Trust's total outstanding shares of Common Stock. At March 31, 1998 and December 31, 1997, 839,588 and 1,158,404 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At March 31, 1998 and December 31, 1997, 360,265 and 354,265 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

Redwood Trust's Plan permits certain stock options granted under the plan to accrue stock DERs. For the three months ended March 31, 1998 and 1997, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $53,228 and $123,859, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued are based on the level of Redwood Trust's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of Redwood Trust's Plan for the three months ended March 31 is presented below.


                                                               1998
                                                    ----------------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)                     SHARES             PRICE
                                                    ---------          ---------
Outstanding options at beginning of period            840,644          $   29.79
   Options granted                                    284,282          $   20.20
   Options exercised                                       --                 --
   Dividend equivalent rights earned                    2,419               0.00
                                                    ---------
Outstanding options at end of period                1,127,345          $   27.31
                                                    =========


STOCK PURCHASE WARRANTS
The Warrants expired on December 31, 1997. Each Warrant entitled the holder to purchase 1.000667 shares of the Redwood Trust's Common Stock at an exercise price of $15.00 per share.

STOCK REPURCHASES
During 1997, Redwood Trust's Board of Directors approved the repurchase of up to 1,455,000 shares of the Redwood Trust's Common Stock. Pursuant to this repurchase program, Redwood Trust repurchased 214,100 shares of its Common Stock for $4.3 million during the three months ended March 31, 1998. During the year ended December 31, 1997, Redwood Trust repurchased 840,000 shares of its Common Stock for $23.1 million. The repurchased shares have been returned to Redwood Trust's authorized but unissued shares of Common Stock.

DIVIDENDS
As of March 31, 1998, Redwood Trust had declared the following dividends:


                                                                   TOTAL                   DIVIDENDS PER SHARE
                                                                                    --------------------------------
DECLARATION            RECORD               PAYABLE              DIVIDENDS              CLASS B             COMMON
  DATE                  DATE                 DATE              (IN THOUSANDS)       PREFERRED STOCK         STOCK
  ----                  ----                 ----              --------------       ---------------         -----
3/11/98                3/31/98              4/21/98               $  687              $    0.755              --
12/12/97              12/31/97              1/21/98               $5,686              $    0.755          $    0.350
  9/8/97               9/30/97             10/21/97               $9,433              $    0.755          $    0.600
 6/12/97               6/30/97              7/21/97               $8,638              $    0.755          $    0.600
  3/5/97               3/31/97              4/21/97               $7,899              $    0.755          $    0.600

Under the Internal Revenue Code of 1986, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by Redwood Trust and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year. Therefore, the dividend declared in December 1997 which was paid in January 1998 is considered taxable income to shareholders in the year declared. Redwood Trust's dividends are not eligible for the dividends received deduction for corporations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

At March 31, 1998, the Company had entered into commitments to purchase $114.5 million of Mortgage Assets for settlement in April 1998. The majority of these commitments relate to acquisitions made by RWT Holdings.

At March 31, 1998, Redwood Trust is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1998 - $149,124; 1999 through 2000 - $198,832; 2001 - $66,277.

NOTE 12. SUBSEQUENT EVENT

On April 27, 1998, Redwood Trust declared a $0.27 cash dividend per common share for the first quarter of 1998 payable on May 21, 1998 to common shareholders of record on May 7, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

         SAFE HARBOR STATEMENT

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc. (the "Company") and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on Page 27 of the Company's 1997 Annual Report.

         COMPANY OVERVIEW

         Redwood Trust, Inc. is a financial institution specializing in the single-family residential mortgage spread lending business. The Company earns net income primarily to the extent that the interest income it earns from its mortgage loans and securities exceeds the cost of borrowed funds, hedging, credit loss expenses and operating expenses.

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

         RESULTS OF OPERATIONS

         Mortgage Asset Acquisitions

         Through March 31, 1998, all mortgage loans acquired have been high-quality, adjustable-rate, first-lien mortgages on single-family residential properties ("ARMs"). All mortgage securities acquired have represented securitized interests in pools of ARMs.

         In the first quarter of 1998, the Company acquired $604 million of mortgage assets, including $442 million of mortgage loans and $162 million in mortgage securities. Mortgage loans with a first reset within twelve months represented $150 million of acquired mortgage loans while hybrid mortgage loans, with a first reset after twelve months, represented the other $292 million. Overall, the percentage of mortgage loans acquired by the Company was 73% of mortgage assets acquired by the Company in the first quarter of 1998.

         In the fourth quarter of 1997, the Company acquired $342 million in mortgage assets, including $275 million in mortgage loans and $67 million in mortgage securities.

         In the first quarter of 1997, the Company acquired $627 million of mortgage assets, including $251 million of mortgage loans and $376 million of mortgage securities.

         In the second quarter of 1998, through May 8, 1998, the Company purchased or committed to purchase $397 million of mortgage assets. Mortgage loans represent $384 million of this total and high-quality mortgage securities represent $13 million. Hybrid loans represent $383 million of mortgage loan purchases or purchase commitments.

         Principal Repayments

         The Company received $306 million of mortgage principal repayments in the first quarter of 1998. The Company received principal repayments of $347 million in the fourth quarter of 1997 and $173 million in the first quarter of 1997.

         Principal repayments on mortgage loans consist of scheduled principal payments and unscheduled principal prepayments. Scheduled principal repayments are the payments calculated to fully amortize a loan at its scheduled maturity date. Unscheduled principal prepayments typically occur when a homeowner pays off their loan either because they sell their home or they refinance their mortgage at a lower rate. Some mortgage securities owned by the Company are subject to call provisions and some receive a greater than pro-rata share of principal repayments generated by the underlying mortgage pool. Thus, for securities, the total amount of mortgage principal repayment each month can exceed the level of prepayments and scheduled repayments on the underlying loans.

         One common measure of principal prepayments is the conditional prepayment rate ("CPR"). The CPR measures how much principal prepaid in a period, expressed as a percentage of the remaining principal balance at the beginning of that period. This percentage is stated as an annualized number. The average CPR for the Company's mortgage loans and the mortgages contained in the pools underlying its mortgage securities was 26% in the first quarter of 1998 versus 27% in the fourth quarter of 1997 and 24% in the first quarter of 1997. Historically, annual average CPRs on the Company's mortgage assets have increased from 19% in 1995 to 25% in both 1996 and 1997.

         Prepayments on the Company's mortgage loans, including the mortgage loans underlying the mortgage securities owned by the Company, accelerated significantly in March compared to the levels experienced in January and February. The average CPRs were 26% in January, 23% in February and 29% in March. Based on preliminary results, the Company believes that the April 1998 average CPRs will be higher than March levels. This level of prepayments will tend to reduce the Company's earnings in the second quarter.

         Total principal repayments as a percent of the average principal balance were 38% in the first quarter of 1998 versus 43% in the fourth quarter of 1997 and 32% in the first quarter of 1997.

         Net Asset Growth

         In the first quarter of 1998, the Company acquired $604 million of mortgage assets, received mortgage principal repayments of $306 million, sold mortgage securities of $9 million, had net premium amortization of $8 million, wrote-down interest-only mortgage securities by $0.7 million and had realized credit losses of $0.05 million. The net increase in mortgage assets was $279 million, or 8.3%.

         In the fourth quarter of 1997, the Company acquired $342 million of mortgage assets, received mortgage principal repayments of $347 million, sold mortgage securities of $46 million, had net premium amortization of $8 million and had credit losses of $0.04 million. The net decline in mortgage assets was $59 million, or 1.7%.

         In the first quarter of 1997, the Company acquired $627 million of mortgage assets, received mortgage principal repayments of $173 million, sold no mortgage securities, had net premium amortization of $4 million and had credit losses of $0.04 million. Mortgage assets grew by $450 million, or 20.9%.

         Mortgage Equity Interests

         The Company defines a mortgage equity interest as the ownership of the equity portion of a mortgage spread lending "subsidiary trust" wherein:
         i) the assets of the trust are funded with long-term debt or similar instruments, ii) the debt and other liabilities of the trust are non-recourse to the Company, and iii) liquidity risk is essentially eliminated. Mortgage equity interests can be created through transactions structured as collateralized mortgage bonds, collateralized bond obligations, REMICs, FASITs and other means. The assets of the trust can be mortgage loans or mortgage securities.

         The Company created no new mortgage equity interests in the first quarter of 1998. However, the Company expects to utilize its mortgage loans currently funded with short-term borrowings to create mortgage equity interests during the remainder of 1998.

         At March 31, 1998, the Company's investment in mortgage equity interests totaled $56 million. The Company employed nearly 17% of its equity base in mortgage equity interests at that time.

         Interest Income

         Total interest income is the sum of the income the Company earns on the principal value of its mortgage assets, the amortization of premium and discount and the interest earned on cash balances.

         First quarter 1998 total interest income equaled $53.9 million, a 0.2% decrease from the $54.0 million posted in the fourth quarter of 1997. The decrease was the combined effect of a 0.6% quarter-to-quarter increase in average mortgage assets held by the Company (from $3.27 to $3.29 billion) and a 0.05% decline in mortgage asset yield (from 6.55% to 6.50%). Mortgage asset yield is the amount of annualized total interest income earned on mortgage assets divided by the average daily balance of mortgage assets' amortized cost. An increase in the net amortization expense accounted for 0.01% of the mortgage asset yield's decline, while a reduction in mortgage coupon yield accounted for the remaining 0.04%.

         Compared to the first quarter of 1997, first quarter 1998 total interest income increased 39.7%, from $38.6 million to $53.9 million. This increase was driven by a 47.4% increase in average mortgage assets (from $2.23 billion to $3.29 billion) and a 0.38% decline in mortgage asset yield (from 6.88% to 6.50%). The net amortization of premium increased to $8.2 million in the first quarter of 1998 from $3.8 million in the first quarter of 1997. This increase was driven primarily by the increase in principal repayments on mortgage assets, in conjunction with a higher premium basis on the mortgage portfolio. An increase in the net premium amortization expense accounted for 0.31% of the decline in mortgage asset yield, while a reduction in the mortgage coupon yield accounted for the remaining 0.07% of the decline.

         Earning asset yield, which includes the yield on cash as well as mortgage assets, was approximately equal to the mortgage yield in each of these quarters. The earning asset yield was 6.49% in the first quarter of 1998, 6.54% in the fourth quarter of 1997 and 6.87% in the first quarter of 1997.

         Interest Expense

         Interest expense is the cash expense paid on short-term and long-term debt plus the net amortization expense or income of deferred bond issuance costs, premiums and other related expenses.

         First quarter 1998 interest expense of $46.1 million fell $0.4 million from $46.5 million posted in the fourth quarter of 1997. This was the net effect of a $3.9 million decrease in short-term interest expense and a $3.5 million increase in long-term interest expense.

         Interest expense on short-term debt fell due to a decline in average short-term borrowings and a decline in the number of days in the quarter from 92 to 90 (the seasonal "day count" effect on short-term debt). Short-term interest expense is calculated on a daily basis, thus fewer days result in lower interest expense. Compared to the fourth quarter of 1997, first quarter 1998 interest expense on long-term debt rose because the average long-term debt balance rose from $0.9 billion to $1.1 billion and the long-term borrowings cost of funds increased from 6.40% to 6.44%. In the first quarter of 1998, the Company's total cost of funds was 6.01%, or 0.08% less than the cost of funds in the fourth quarter of 1997.

         Compared to the first quarter of 1997, first quarter 1998 interest expense increased 59.5%, to $46.1 million from $28.9 million. A $0.9 million decrease in interest expense on short-term debt was the net result of a $114 million decrease in average short-term borrowings, partially offset by a 0.15% rise in the average short-term cost of funds due to higher interest rates. There was no long-term debt outstanding in the first quarter of 1997. Compared to the first quarter of 1997, the Company's first quarter 1998 total cost of funds increased 0.39%, from 5.62% to 6.01%.

         Interest Rate Agreements Expense

         Interest rate agreements are a form of interest rate insurance, or hedging, which the Company utilizes to reduce the effects that large changes in interest rates could have on its balance sheet and earnings. The Company seeks to hedge, in part, the market value and earnings risks arising from the life caps, periodic caps and the fixed-coupon period to the next adjustment date for its adjustable-rate mortgage assets. The Company also may hedge: i) the market value of acquired mortgage loans prior to securitization into a mortgage equity interest,
         ii) the anticipated issuance of liabilities, iii) premium amortization risk that may arise from falling interest rates, and iv) risk arising from any hybrid or fixed-rate mortgages which are funded short-term. The Company may use interest rate agreements for other hedging purposes as well.

         First quarter 1998 net interest rate agreements expense was $1.4 million. Interest rate agreement expense was $1.3 million and $0.6 million in the fourth and first quarters of 1997, respectively. The higher level of expense over the past two quarters compared to the year-ago quarter is due to an increase in the number of interest rate agreements which were effective during these later periods.

         Annualized net interest rate agreements expense was 0.18%, 0.17% and 0.12% of average borrowings in the first quarter of 1998 and the fourth and first quarters of 1997, respectively.

         The Company constantly evaluates the cost and effectiveness of various hedging strategies designed to mitigate selected portions of risk associated with its business operations. Recently, the Company developed a modified hedging system which it believes may provide improved protection against certain risks at a reduced cost. This system will be implemented over time. The Company does not seek to hedge or eliminate all risks associated with its business. For additional detail, see "Note 6. Interest Rate Agreements" in the Notes to the Consolidated Financial Statements.

         Net Interest Income

         Net interest income is total interest income less interest expense and net interest rate agreement expense. Interest rate spread is the spread between the yield on earning assets and the cost of funds and hedging. Interest rate margin is annualized net interest income divided by the average daily balance of earning assets.

         Compared to the fourth quarter of 1997, first quarter 1998 net interest income increased $0.2 million, or 3.3%, from $6.2 million to $6.4 million. This was the net effect of a 0.6% increase in average mortgage assets and an improvement in the Company's interest rate spread from 0.28% to 0.30%. A 0.08% reduction in the Company's cost of funds, net of a 0.05% decline in earning asset yield and a 0.01% increase in hedging expense, accounted for this change in spread. Similarly, the net interest rate margin increased from 0.72% in the fourth quarter of 1997 to 0.75% in the first quarter of 1998.

         Compared to the same quarter one year ago, first quarter 1998 net interest income was down 29.6%, from $9.1 to $6.4 million. The negative effect of a 0.83% decrease in the Company's interest rate spread was only partially offset by the 47.4% increase in average mortgage assets in the quarter-to-quarter comparison. The Company's interest rate spread in the same quarter one year ago was 1.13%. The lower spread in the first quarter 1998 is attributable to a 0.38% drop in the earning asset yield, a 0.39% increase in cost of funds and a 0.06% increase in hedging costs. The net interest rate margin decreased from 1.57% in the first quarter of 1997 to 0.75% in the first quarter of 1998.

         Please see "Interest Income" and "Interest Expense" above for a discussion of the factors that resulted in narrower interest rate spreads and margins over these periods.

         Credit Provision Expense and Actual Credit Losses

         The Company establishes credit provisions against its mortgage assets in order build a reserve for potential future credit losses.

         Compared to the fourth quarter of 1997, first quarter 1998 total credit provisions on its mortgage loans and mortgage securities increased $0.1 million, from $0.5 million to $0.6 million. This was due to the increased size of the mortgage loan portfolio in the first quarter of 1998 versus the fourth quarter of 1997.

         Compared to the first quarter of 1997, first quarter 1998 total credit provisions were down $0.1 million, from $0.7 million. A $0.4 million increase in reserves taken due to a higher average mortgage loan balance was more than offset by a $0.5 million reduction in provisions taken on mortgage securities. The Company has not increased its credit reserve on its mortgage securities over the past two quarters because it believes that the existing level of reserves on mortgage securities are adequate at this time.

         The Company's current policy is to set aside annual credit provisions for mortgage loans on an on-going basis equaling 0.10% to 0.20% of its mortgage loan portfolio. In the first quarter of 1997, the annualized rate of provision was 0.16% of the average mortgage loan balance. In prior years, the annual provisions taken were greater than 0.20% of the loan portfolio as the Company sought to establish a higher base level of credit reserves.

         Actual credit losses realized were $49,000 in the first quarter of 1998. Actual credit losses were $40,000 and $42,000 in the fourth and first quarter of 1997, respectively. Total cumulative actual credit losses from the Company's mortgage assets through March 31, 1998 have been $239,000.

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

         Write-down of Mortgage Securities

         The Company wrote-down all of its interest-only mortgage securities ("IOs") to their estimated market value in the first quarter of 1998 based on its conservative estimate of future CPRs. This write-down reduced GAAP income $0.7 million but did not effect taxable income. The write-down caused a $0.05 per share difference between reported diluted earnings per share and core earnings per share in the first quarter of 1998. At March 31, 1998, the remaining book value of all of the Company's IOs was $1.0 million.

         Gain or Loss on Sale Transactions

         The Company sold $9.3 million of mortgage securities during the first quarter of 1998 resulting in a gain on sale of $6,000. In the fourth quarter of 1997, the Company sold $46 million of securities as part of its re-REMIC transaction resulting in a $0.5 million gain. There were no gains or losses reported in the first quarter of 1997.

         Operating Expenses

         Compared to the fourth quarter of 1997, first quarter 1998 operating expenses increased $0.8 million, from $1.1 million to $1.9 million. This growth was driven primarily by a $0.7 million increase in compensation and benefits expense (related primarily to an increase in the number of employees) and a $0.1 million increase in other operating expenses. Compared to the first quarter of 1997, total operating expenses in the first quarter of 1998 were up $0.8 million due to a $0.5 million increase in compensation and benefits and a $0.3 million increase in other expenses.

         When compared to the fourth quarter of 1997, first quarter 1998 operating expenses increased from 0.13% to 0.22% of average assets and from 1.29% to 2.24% of average equity. The efficiency ratio, which compares operating expenses to net interest income, increased from 18.25% to 30.14%.

         Compared to first quarter 1997 expenses, first quarter 1998 operating expenses as a percent of average assets increased from 0.20% to 0.22%. When measured as a percent of average equity, operating expenses increased from 1.97% to 2.24%. The efficiency ratio increased from 12.86% to 30.14%. Increases in efficiency ratios were due to both falling net interest income and rising expenses.

         As of March 31, 1998, the Company had 19 employees compared to 15 and 11 employees at December 31, 1997 and March 31, 1997, respectively. The Company is pursuing a number of higher value-added capital deployment and diversification strategies that will require additional staff. Such strategies include acquiring an increasing percentage of mortgage loans, developing alternative sources for acquiring mortgage assets, providing a greater degree of service to its mortgage loan origination customers and utilizing an increased percentage of long-term debt financing. The Company believes its investment in people will position the Company for growth and produce significant net returns to shareholders in the future. The Company intends to further increase its staff during the remainder of 1998.

         The Company has adopted a Stock Option Plan for executive officers, employees and non-employee directors. At March 31, 1998, there were 1,127,345 stock options outstanding of which 875,796 had current pay dividend equivalent rights ("DERs") attached, 209,465 had stock DERs attached and 42,084 had no DERs attached. A portion of the DER payments are subject to minimum dividend or vesting requirements, or both. Holders of DERs are generally eligible to receive all types of distributions made to common shareholders, including any non-cash or return of capital distributions. To the extent options have been granted with current pay DERs attached, GAAP and taxable income will recognize the expense as cash payments accrue to the holders of the underlying option. To the extent options have been granted with stock DERs, there will be a non-cash charge to operating expenses for GAAP for the value of the DERs which accrue. There is no expense recognized for taxable income for stock DERs until the underlying option is exercised. In addition, for taxable income purposes only, when non-qualified stock options ("NQSO") are exercised, the Company will recognize an expense equal to the difference between the fair market value of the stock and the exercise price paid. Although this is a non-operating, non-cash expense, such expenses arising from the future exercise of options will the lower the Company's taxable income, and thus its dividend, in the quarters when NQSOs are exercised. If all vested NQSOs were exercised as of March 31, 1998, the additional associated tax expense for the first quarter would have been $0.5 million. For additional detail, see "Note 10. Stockholders Equity - Stock Option Plan" in the Notes to the Consolidated Financial Statements.

         RWT Holdings, Inc.

         In March 1998, the Company purchased the preferred stock of RWT Holdings, representing a 99% economic interest in this taxable affiliate. RWT Holdings was formed to assist the Company in the creation of certain types of mortgage equity interests and generally to provide increased flexibility to the Company in carrying out its business strategy as a REIT-qualifying mortgage investor. In the period ending March 31, 1998, RWT Holdings had no operations or earnings. RWT Holdings' future earnings will be recognized using the equity method of accounting and the net income of RWT Holdings will appear as a single line-item on the Company's income statement. Please see "Investment in RWT Holdings" in the Financial Condition section below and the notes to the consolidated financial statements for additional information on RWT Holdings.

         Net Income before Preferred Dividends

         Net income before preferred dividends was $3.1 million in the first quarter of 1998. Compared to the fourth quarter of 1997, total net income available to common and preferred shareholders decreased by 38.3% from $5.1 million. Return on average assets dropped 0.22%, from 0.59% to 0.37%, due primarily to the write-down of all of the Company's IOs and the increase in operating expenses discussed above. A drop in average capital utilization, from 79% to 77%, offset the benefit of a 0.02% increase in interest rate spread. The return on total average equity (common plus preferred) decreased from 5.80% to 3.66%.

         First quarter 1998 total net income available to common and preferred shareholders declined 56.5% compared to the $7.2 million posted in the same quarter one year ago. Return on average assets dropped 0.88% to 0.37% due to the IO write-down, higher operating expenses, the 0.83% narrower spread and a 21% decline in average capital utilization from 98% to 77%. The return on total average equity (common plus preferred) fell from 12.16% to 3.66%.

         Preferred Dividends

         The Company's Class B 9.74% Cumulative Convertible Preferred Stock ("preferred stock") was issued in the third quarter of 1996. The quarterly preferred dividend equals the greater of the common stock dividend or $0.755 per share. Each share of preferred stock is convertible at the option of the holder at any time into one share of common stock. After September 1999, the Company has the right to: i) force the conversion of each share of preferred stock into one share of common stock if the price of the common stock exceeds $31.00, or ii) to redeem the preferred stock at $31.00 per share.

         Preferred dividends were $0.7 million in the first quarter of 1998. This is the same level of dividends in the fourth quarter of 1997 because there were no conversions of preferred stock into common stock in the first quarter of 1998. The first quarter 1998 preferred dividend was less than the $0.8 million dividend in the first quarter of 1997 because shareholders have converted 90,120 shares into common stock since March 31, 1997. There were 909,518 preferred shares outstanding at March 31, 1998 and at December 31, 1997.

         Net Income Available to Common Shareholders

         From the fourth quarter of 1997 to the first quarter of 1998, net income available to common shareholders decreased by 44.3%, from $4.40 million to $2.45 million, for reasons discussed above. Over the same period, average common equity decreased by 2.3%, from $323.6 million to $316.3 million, due to Company stock repurchases. Return on average common equity decreased from 5.43% to 3.10%.

         Compared to the first quarter of 1997, net income available to common shareholders in the first quarter of 1998 decreased by 62.1%, from $6.46 million to $2.45 million. Over the same period, average common equity increased by 52.3%, from $207.6 million to $316.3 million, as a result of two equity offerings. Return on average common equity decreased from 12.44% to 3.10%.

         Diluted Earnings Per Share

         From the fourth quarter of 1997 to the first quarter of 1998, diluted earnings per share fell by 43.3%, from $0.30 to $0.17. The average number of diluted common shares outstanding decreased by 2.1% and net income available to common shareholders decreased by 44.3%.

         Compared to the first quarter of 1997 diluted earnings fell 67.9%, from $0.53 per share to $0.17 per share. The average number of diluted common shares outstanding increased by 17.5% from 12.1 million shares and net income available to common shareholders decreased by 62.1%.

         Taxable Income

         As a REIT, the Company is required to distribute as dividends over time at least 95% of its taxable income. Taxable income can vary from GAAP income due to a variety of reasons, such as differences in credit expenses (actual credit losses are deducted from taxable income rather than credit provisions), premium and discount amortization, write-downs, accounting for stock options as well as other differences.

         Taxable income in the first quarter of 1998 exceeded GAAP income by $1.4 million due to a $0.6 million credit expense difference, the $0.7 million write-down of mortgage assets and $0.1 million of other expense differences.

         Taxable income in the fourth quarter of 1997 exceeded GAAP income by $0.5 million primarily due to a $0.5 million credit expense difference. A $0.2 million loss on sale difference was offset by a combined $0.2 million difference in mortgage amortization and operating expenses.

         Taxable income in the first quarter of 1997 exceeded GAAP income by $0.7 million primarily due to a $0.7 million credit expense difference.

         Common Share Dividends

         Historically, dividends per common share have exceeded GAAP earnings per common share primarily because taxable income has exceeded GAAP income.

         Effective with the fourth quarter 1997 dividend, the Company's policy is to declare a common dividend for each quarter that is equal to that quarter's taxable income per common share entitled to a dividend. In order to implement this policy, starting in 1998, the first three quarters' dividends will be declared after taxable income has been determined for the quarter. The dividend declaration for the first, second and third quarter dividends is expected to occur in the fourth week of April, July and October, respectively. The record and payable dates will be announced at the time the dividend is declared. The fourth quarter's dividend will be declared in December based on estimated fourth quarter taxable income in order to comply with REIT dividend distribution rules.

         The Company's common dividend is expected to vary from quarter to quarter, both due to fluctuations in the Company's operating results and due to changes in other operating and non-operating items that impact taxable income.

         On April 27, 1998, the Company declared a $0.27 per share first quarter common dividend that was equal to its taxable income per share entitled to a dividend. The dividend for the first quarter of 1998 is payable on May 21, 1998. This is a 20.6% decrease in the dividend from the $0.34 per share dividend in the fourth quarter of 1997. The first quarter 1998 dividend was 55.0% less than the $0.60 dividend for the first quarter of 1997.

         Other Comprehensive Income

         Starting in 1998, the Company is required to report "other comprehensive income." The Company tracks its unrealized gains and losses on mortgage securities and other assets available for sale in market valuation accounts and reports them on its balance sheet as "accumulated other comprehensive income." Please see the discussion of "accumulated other comprehensive income" in the Financial Condition section, below.

         FINANCIAL CONDITION

         Mortgage Loans

         From December 31, 1997, to March 31, 1998, the Company's mortgage loan portfolio grew $320 million, or 20.6%. Measured as a percentage of the Company's mortgage assets, mortgage loans totaled 51.3% at the end of the first quarter of 1998, up from 46.1% at year-end 1997. The Company currently expects mortgage loans as a percent of mortgage assets to increase in the future as it continues to execute its whole loan acquisition strategy.

         At March 31, 1998, the Company owned 5,939 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $1.84 billion and an amortized cost of $1.88 billion. The Company estimates that the bid-side market value of the Company's mortgage loan portfolio at March 31, 1998 was approximately $1.87 billion. Hybrid loans - adjustable rate loans with first adjustment periods longer than one year - were 18% of mortgage loans.

         As verified by its re-underwriting process, the Company believes that its mortgage loans owned as of March 31, 1998 were generally originated to "A", or "Prime" quality, underwriting standards. The average loan size was $309,000. Loans with current balances less than $227,150 (the FNMA/FHLMC 1998 conventional loan balance limit for most loans) made up 19% of the dollar balance of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 36%. Loans on owner-occupied houses made up 89% of the loan portfolio. Second homes and investment properties represented 8% and 3% of the portfolio, respectively. As of March 31, 1998, the average seasoning of the loan portfolio was 16 months.

         At March 31, 1998, 35% of loans had original loan-to-value ratios ("OLTV") in excess of 80%. Of these, 97% had either primary mortgage insurance ("PMI") or additional collateral in the form of pledged accounts. The average OLTV for the Company's loan portfolio was 77% as of March 31, 1998. After giving effect to PMI and additional collateral, the average effective LTV was 67%.

         At March 31, 1998, 30% of the mortgage loans owned by the Company were on properties located in California (13% in Northern California and 17% in Southern California). Loans in Florida were 9%, loans in New York were 7% and loans in Georgia were 5% of the total. All other states were less than 5%.

         At March 31, 1998, 19 mortgage loans were non-performing assets ("NPAs"), as they were over 90 days delinquent, in bankruptcy, in foreclosure, or had become Real Estate Owned ("REO"). The loan balance of these NPAs totaled $4.36 million, or 0.23% of the mortgage loan portfolio and 0.12% of total assets. Included in this NPA balance was REO of $0.50 million resulting from the default of three loans.

         If all of the NPAs as of March 31, 1998 were to default rather than cure, and the loss severity experienced on these loans was 10%, 20%, 30%, or 40%, the Company estimates its realized credit losses from these assets would be $0.4 million, $0.9 million, $1.3 million or $1.8 million, respectively. The mortgage loan credit reserve as of March 31, 1998 was $3.45 million. This reserve was 0.18% of mortgage loans as of March 31, 1998. Cumulatively through March 31, 1998, the Company had liquidated seven defaulted mortgage loans: the average loss severity on those loans was 6%. The analysis in this paragraph reviews the risk of loss from NPAs as of March 31, 1998 only; it does not purport to analyze or measure credit losses from additional NPAs that may arise after March 31, 1998.

         At December 31, 1997, the Company owned 5,041 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $1.52 billion and an amortized cost of $1.55 billion. The Company estimates that the bid-side market value of the Company's mortgage loan portfolio at December 31, 1997 was approximately $1.55 billion. Hybrid loans with first adjustment periods longer than one year were 4% of mortgage loans.

         As of December 31, 1997 the average loan size was $301,000. Loans with current balances less than $214,600 (the FNMA/FHLMC 1997 conventional loan balance limit for most loans) made up 18% of the dollar balance of the Company's mortgage loan portfolio while loans with current balances in excess of $500,000 made up 37%. Loans on owner-occupied houses made up 89% of the loan portfolio. Second homes represented 8% and investment properties 3% of the portfolio. As of December 31, 1997, the average seasoning of the loan portfolio was 18 months.

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

         If all of the NPAs as of December 31, 1997 defaulted rather than cured, and the loss severity experienced on these loans would have been 10%, 20%, 30%, or 40%, the Company estimated at that time that its realized credit losses from these assets would have be $0.4 million, $0.8 million, $1.2 million or $1.6 million, respectively. The mortgage loan credit reserve as of December 31, 1997 was $2.85 million. The analysis in this paragraph reviews the risk of loss from NPAs as of December 31, 1997 only; it does not purport to analyze or measure credit losses from additional NPAs that may arise after December 31, 1997.

         Mortgage Securities

         From December 31, 1997 to March 31, 1998, the Company's portfolio of mortgage securities decreased by 2.4%. Mortgage securities declined as a percentage of total mortgage assets from 53.9% to 48.7%. All of the Company's mortgage securities represent interests in pools of adjustable rate, first lien mortgages on single-family residential properties.

         At March 31, 1998, the principal value of the Company's mortgage securities was $1.74 billion and the amortized cost was $1.78 billion. The Company estimates that the bid-side market value of the Company's mortgage securities portfolio at March 31, 1998 was approximately $1.77 billion.

         At March 31, 1998, 99.5% of the Company's mortgage securities had a credit rating equivalent of "AAA" or "AA." The remaining 0.5% represented mortgage equity interests created by the Company in its fourth quarter 1997 re-REMIC transaction. Securities guaranteed by Fannie Mae or Freddie Mac made up 50.6% of the mortgage securities portfolio. Non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated "AAA" or "AA" made up 48.9% of the mortgage securities portfolio. Based on information available as of March 31, 1998, the Company had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from is mortgage securities rated "AAA" or "AA".

         The Company has taken and expects to continue to take credit losses on the mortgage equity interests in the re-REMIC. Although the loans in the mortgage pools underlying the securities in the re-REMIC were, for the most part, originated to "A" quality standards, these securities are subordinated to other securities issued from the same pools and therefore are subject to leveraged credit risk with respect to the underlying mortgages. At March 31, 1998, the re-REMIC mortgage equity interests had a principal value of $20.8 million, an amortized cost before credit reserve of $9.1 million and an estimated market value of $9.2 million. If all the underlying loans were to default, the maximum loss the Company could incur would be $9.1 million and the maximum impact to reported earnings, after taking into account the credit reserve of $2.0 million, would be $7.1 million.

         The Company estimates that if all the loans underlying mortgage equity interests in the re-REMIC which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO as of March 31, 1998 were to default and have a loss severity of 10%, 20%, 30%, or 40%, realized credit losses for the Company would be $0.5 million, $1.0 million, $1.2 million or $1.8 million, respectively. The Company's credit reserve for these assets at March 31, 1998 was $2.0 million. Cumulatively, from the acquisition dates of these mortgage securities through March 31, 1998, 284 defaulted mortgage loans in the underlying pools had been liquidated and the average loss severity on these loans was 21%. The analysis in this paragraph reviews the risk of loss from seriously delinquent loans underlying the Company's mortgage securities as of March 31, 1998 only; it does not purport to analyze or measure credit losses from additional serious delinquencies that may arise after March 31, 1998.

         At December 31, 1997, the principal value of all of the Company's mortgage securities was $1.78 billion and the amortized cost was $1.82 billion. The Company estimated that the bid-side market value of the Company's mortgage securities portfolio at December 31, 1997 was approximately $1.81 billion.

         At December 31, 1997, 99.5% of the Company's mortgage securities had a credit rating equivalent of "AAA" or "AA.". The remaining 0.5% represented the retained mortgage equity interests in the re-REMIC discussed above. Securities guaranteed by Fannie Mae or Freddie Mac made up 54.3% of the mortgage securities portfolio. Non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated "AAA" or "AA" made up 45.2% of the mortgage securities portfolio. Based on information available as of December 31, 1997, the Company had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from its mortgage securities rated "AAA" or "AA".

         At December 31, 1997, the re-REMIC mortgage equity interest had a principal value of $21 million, an amortized cost before credit reserve of $9.1 million and an estimated market value of $9.3 million.

         The Company estimated at December 31, 1997 that if all the loans underlying mortgage equity interests in the re-REMIC which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO at that time were to default and have a loss severity of 10%, 20%, 30%, or 40%, the Company's realized credit losses would have been $0.4 million, $0.9 million, $1.2 million or $1.8 million, respectively. The Company's credit reserve for these assets at December 31, 1997, was $2.1 million. Cumulatively, from the acquisition dates of mortgage securities rated below investment grade through December 31, 1997, 256 defaulted mortgage loans in the underlying pools had been liquidated and the average loss severity on these loans was 21%. The analysis in this paragraph reviews the risk of loss from seriously delinquent loans underlying the Company's mortgage securities as of December 31, 1998 only; it does not purport to analyze or measure credit losses from additional serious delinquencies that may arise after December 31, 1998.

         Total Mortgage Asset Portfolio Characteristics

         At March 31, 1998, the average credit rating equivalent of all of the Company's mortgage assets (loans plus securities) was "AA+", with mortgage loans (the bulk of the value which would be rated "AAA" if securitized and rated) representing 51.3% of the total mortgage asset portfolio, "AAA" and "AA" mortgage securities representing 48.4% and mortgage securities rated "A" or lower representing 0.3%.

         At March 31, 1998, all mortgage assets had adjustable-rate features, i.e., the interest rate coupon on the mortgage loans (or the underlying mortgage loans in the case of mortgage securities) resets periodically after the initial fixed-rate period ends.

         At March 31, 1998, 32.6% of the Company's mortgage assets had coupon rate adjustments every six months based on the six-month LIBOR or CD index and 20.2% had monthly adjustments based on the one-month LIBOR index. Mortgage assets with annual coupon adjustments based on the six-month or one-year U.S. Treasury index were 36.4% of the portfolio. Hybrid mortgages, which have annual coupon adjustment based on the one-year Treasury index after an initial fixed period in excess of one year, represented 9.4%. Mortgage assets with other indices made up 1.4% of the total. At March 31, 1998, the average term-to-next-coupon-adjustment was 52 months for all hybrid loans and 4 months for the short-term ARMs. Overall, for all mortgage assets, the average term to next coupon adjustment was 8 months. For most mortgage assets, coupon rate adjustments are based on the index level 30 to 75 days prior to the start of a new coupon accrual period. At March 31, 1998, the average coupon rate accruing on mortgage assets was 7.59%. The average level of the short-term interest rate indices which determine coupon adjustments was 5.59%. Since the average net margin was 2.06%, the highest potential average mortgage coupon rate (the fully indexed rate) at that time was 7.65%. The actual coupon rate was lower than the fully indexed rate by 0.06%.

         Potential coupon rate changes can be limited by periodic and life caps. At March 31, 1998, all of the Company's assets had a life cap and the average mortgage asset maximum life cap rate was 12.12%. At March 31, 1998, periodic caps limited coupon changes to 2% annually for 67.5% of mortgage assets and there were no periodic caps on 32.5% of mortgage assets.

         At December 31, 1997, the average credit rating equivalent of all of the Company's mortgage assets (loans plus securities) was "AA+", with mortgage loans (the bulk of the value which would be rated "AAA" if securitized and rated) representing 46.1% of the total mortgage asset portfolio, "AAA" and "AA" rated mortgage securities representing 53.6% and mortgage securities rated "A" or lower representing 0.3%.

         At December 31, 1997, all mortgage assets consisted of either short-term or hybrid adjustable-rate mortgages.

         At December 31, 1997, 33.9% of the Company's mortgage assets had coupon rate adjustments every six months based on the six-month LIBOR or CD index and 20.2% had monthly adjustments based on the one-month LIBOR index. Mortgage assets with annual coupon adjustments based on the six-month or one-year U.S. Treasury index were 42.8% of the portfolio. Hybrid mortgages that have more than one year before their first reset and that will have annual coupon adjustments based on the one-year Treasury index after the initial fixed period represented 1.6%. Mortgage assets with other indices made up 1.5% of the total. At December 31, 1997, the average term-to-next-coupon-adjustment was 4 months for all mortgage assets and 21 months for hybrid loans. The average coupon rate accruing on mortgage assets was 7.71%. The average level of the short-term interest rate indices which determine coupon adjustments was 5.68%. Since the average net margin was 2.06%, the highest potential average mortgage coupon rate (the fully indexed rate) at that time was 7.74%. The actual coupon rate was lower than the fully indexed rate by 0.03%.

         At December 31, 1997, all of the Company's assets had a life cap and the average mortgage asset lifetime maximum cap rate was 12.08%. At December 31, 1997, periodic caps limited coupon changes to 2% annually for 68.0% of mortgage assets and there were no periodic caps on 32.0% of mortgage assets.

         Allocation of Equity to Mortgage Assets

         The Company assigns a capital requirement to each mortgage asset through its Risk-Adjusted Capital Policy process. Allocations are based on the perceived risk characteristics of each asset and its associated borrowings and hedges. At March 31, 1998, 49.8% of the Company's Risk-Adjusted Capital was allocated to "AAA" and "AA" rated mortgage securities funded short-term, 16.8% was allocated to mortgage equity interests (the equity portion of the two Sequoia Trusts and the re-REMIC) and 18.1% was allocated to mortgage loans funded short-term. The remainder of the Company's equity capital, 15.3% of the total, was not being utilized.

         The Company generally acquires mortgage loans it expects to convert into one or more mortgage equity interests through the issuance of collateralized long-term debt or similar instruments. Pending such conversion, these loans are funded with short-term debt.

         If all mortgage loans had been converted into mortgage equity interests at March 31, 1998, the capital allocated to these loans would have been lower. On a pro forma basis, assuming full conversion, the Company's Risk-Adjusted Capital would be allocated 49.8% to "AAA" and "AA" rated mortgage securities funded short-term and 26.2% to mortgage equity interests. The remaining 24.0% of capital would have been unutilized.

         At December 31, 1997, 51.7% of the Company's Risk-Adjusted Capital was allocated to "AAA" and "AA" rated mortgage securities funded short-term, 17.4% was allocated to mortgage equity interests (the equity portion of the two Sequoia Trusts and the re-REMIC) and 8.2% was allocated to mortgage loans which were funded short-term at that time. The remainder of the Company's equity capital, 22.7% of the total, was not being utilized.

         Interest Rate Agreements

         At March 31, 1998, the Company owned $5.4 billion notional face of interest rate agreements, principally caps and swaps. These interest rate agreements had various start dates, maturity dates, and interest rate protection features; see Note 6, "Interest Rate Agreements" and
         Note 9, "Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for additional detail.

         These agreements are designed to reduce the Company's interest rate and market value fluctuation risk. They had a historical amortized cost basis of $10.3 million and an estimated bid-side market value of $2.6 million as of March 31, 1998. Market values were lower than amortized cost due to: i) a drop in interest rate volatility assumptions in the marketplace for interest rate agreements, ii) a drop in interest rates,
         iii) the effect of taking bid-ask spread mark-downs on new agreements, and iv) the timing mismatch of GAAP premium amortization methods for interest rate caps versus the rate of actual economic decay in their market values. Interest rate agreements hedging mortgage loans are carried on the balance sheet at historical amortized cost, and as a result, changes in market values of these interest rate agreements are not shown in the valuation account. Market value fluctuations for interest rate agreements hedging mortgage securities are reflected in the Company's interest rate agreement market valuation account and thus as a part of accumulated comprehensive income.

         There is a risk that the counter-parties to the Company's interest rate agreements will not be able to perform to the terms of these contracts. If this were to happen, the Company's total accounting credit loss exposure would be limited to its historical amortized cost basis in these assets (plus the Company's cash and collateral held by the counter-parties), although the true economic opportunity cost to the Company could be higher. Through March 31, 1998, each of the counter-parties to the Company's interest rate agreements had a credit rating of at least "A".

         At December 31, 1997, the Company owned $5.3 billion notional face of interest rate agreements, principally caps and swaps. These agreements had a historical amortized cost basis of $10.8 million and an estimated bid-side market value of $1.5 million as of December 31, 1997 for the same reasons mentioned above for March 31, 1998 values.

         Investment in RWT Holdings, Inc.

         RWT Holdings, Inc. is a newly formed, taxable affiliate incorporated in the state of Delaware. On March 31, 1998 the Company purchased $9.9 million of the preferred stock of RWT Holdings. See "RWT Holdings, Inc." in the Results of Operations section above and the Notes to the Consolidated Financial Statements for additional information.

         Borrowings, Cash Balances and Liquidity

         At March 31, 1998, the Company's borrowings consisted of $2.3 billion of short-term collateralized borrowings such as reverse repurchase agreements, notes payable, and revolving lines of credit ("short-term debt") and $1.1 billion non-recourse, floating rate, amortizing long-term debt ("long-term debt"). The long-term debt was issued in the second half of 1997 as collateralized mortgage bonds through the Company's Sequoia program. The funds raised in the long-term debt offerings were used to reduce short-term debt. Long-term debt at March 31, 1998 represented 32.1% of total debt.

         At March 31, 1998, the Company's short-term debt totaled $2.3 billion with a weighted average cost of funds of 5.89% as compared to $1.9 billion with a weighted average cost of funds of 6.00% at December 31, 1997. Long-term debt totaled $1.1 billion at March 31, 1998 with a weighted average all-in cost of funds of 6.49%. At December 31, 1997, the balance totaled $1.2 billion at a cost of 6.48%

         As the Company reduces liquidity risks on its balance sheet by issuing long-term debt, it is able to use a greater amount of leverage under its Risk-Adjusted Capital Policy. The Company's equity-to-asset ratio decreased from 10.0% at December 31, 1997 to 9.2% at March 31, 1998, as the Company resumed net asset growth and began to take advantage of its increased ability to leverage its balance sheet. See "Stockholders' Equity, Capital Efficiency and Capital Adequacy" below.

         At March 31, 1998, $1.1 billion of the Company's mortgage assets were pledged as collateral for the Company's long-term debt. The remaining mortgage assets, which had a market value of $2.5 billion, were available to collateralize the Company's short-term debt. The Company estimates it had additional borrowing capacity in excess of its current requirements of $174.7 million at the quarter's end. In addition, the Company had $6.5 million of unrestricted cash. The monthly principal and interest payments received on the mortgages which serve as collateral to the long-term debt are held in trust for the benefit of the long-term debt holders until the bond payment date and are included in the Company's cash balances as "restricted cash."

         At December 31, 1997, the Company's borrowings consisted of $1.9 billion of short-term collateralized borrowings and $1.2 billion of non-recourse, floating rate, amortizing, long-term debt. Long-term debt at year-end represented 38.0% of total debt. The Company estimated it had additional borrowing capacity at that time of $182.7 million and unrestricted cash of $24.9 million.

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

         At March 31, 1998 and December 31, 1997, the average term-to-maturity of the Company's short-term debt was 65 days and 64 days and the average term-to-next-rate-adjustment was 33 days and 31 days, respectively. The term-to-next-rate-adjustment was shorter than the term-to-maturity as some of the Company's debt had a cost of funds that adjusted to market levels on a monthly or daily basis during the term of the debt. In general, the cost of short-term borrowings has been able to reset more quickly to interest rate conditions than coupon rates on the Company's mortgages could adjust to those same changes. Through its hedging program, the Company seeks to mitigate the short-term impact that a large increase in interest rates could have on its cost of funds and spread earnings.

         At March 31, 1998, the stated maturity on the Company's long-term debt ranged from 26 to 31 years. The expected average life of the debt was three to six years, as the debt generally pays down as the underlying mortgages pay down. The debt is callable by the Company before its stated maturity date. The interest rate on the long-term debt resets monthly. At March 31, 1998, 13% of the long-term debt had an interest rate tied to the daily average Fed Funds rate, 52% had an interest rate tied to a moving average of the one-year Treasury rate and 35% had an interest rate tied to one-month LIBOR. The debt is "AAA" rated, adjustable-rate, amortizes at approximately the same rate as the collateral and has a lifetime interest rate cap of 10%.

         Stockholders' Equity, Capital Efficiency and Capital Adequacy

         Book value, or equity, per common share (excluding the unrealized market valuation adjustments included in accumulated comprehensive income) increased by 0.9% from $22.25 on December 31, 1997 to $22.46 on March 31, 1998. Book value, or equity, per common share (excluding the market valuation account) increased by 0.94% from $22.25 on December 31, 1997 to $22.46 on March 31, 1998.

         From December 31, 1997 to March 31, 1998, the Company's equity (excluding accumulated comprehensive income) decreased $1.8 million, from $344.6 million to $342.8 million. This was the net effect of the Company's Stock Repurchase Program which reduced equity in the first quarter of 1998 by $4.2 million and the timing of the Company's dividend payment which increased equity by $2.4 million at March 31, 1998 (equity was increased by GAAP income but not yet reduced by the first quarter dividend to common shareholders which was declared in April 1998).

         For balance sheet purposes, the Company carries its mortgage securities and associated interest rate agreements at their estimated bid-side market value (historical amortized cost less market valuation account). The total market valuation account for the Company (which is now reported in accumulated other comprehensive income) was negative $10.1 million on December 31, 1997 and negative $13.1 million on March 31, 1998. As a result of this accounting treatment, the Company's reported equity base may fluctuate due to market conditions and other factors. Mortgage loans, associated interest rate agreements and all other assets and liabilities were carried on the Company's balance sheet at March 31, 1998 at amortized cost.

         The Company estimated that the bid-side market value of all of its assets less the cost of paying off all of its obligations (including its preferred stock), was approximately $306.8 million at December 31, 1997 and $304.6 million at March 31, 1998. Actual realizable value may be less than the estimated bid-side market value should the Company actually seek to sell its assets. The net total "mark-to-market" value for the Company's balance sheet was $11.1 million lower than amortized cost at December 31, 1997 and $11.4 million lower than amortized cost at March 31, 1998. Between December 31, 1997 and March 31, 1998, the liquidation value of the Company's mortgage assets and interest rate agreements decreased due to faster prepayments.

         Through its Risk-Adjusted Capital Policy, the Company assigns a guideline capital adequacy amount (expressed as a guideline equity-to-assets ratio) to each of its mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by the Company's collateralized short-term lenders. Capital requirements for mortgage equity interests generally equal the Company's net investment. The sum of the capital adequacy amounts for all of the Company's mortgage assets is the Company's aggregate guideline capital adequacy amount.

         Since management believes that the bulk of the capital currently necessary to manage the Company prudently is needed due to the liquidity and market value fluctuation risks that arise from the utilization of short-term debt, the total guideline capital amount has declined as the Company has eliminated some of these short-term risks through the creation of mortgage equity interests.

         The Company does not expect that its actual capital levels will always exceed the guideline amount. The Company measures all of its mortgage assets funded with short-term debt at estimated market value for the purpose of making Risk-Adjusted Capital calculations. If interest rates were to rise in a significant manner, the Company's capital guideline amount would rise (as the potential interest rate risk of its mortgages would increase, at least on a temporary basis, due to periodic and life caps) while its actual capital levels as determined for the Risk-Adjusted Capital Policy would likely fall as the market values of its mortgages, net of mark-to-market gains on hedges, fell (market value declines may be temporary as well, as future coupon adjustments may help to restore some of the lost market value). In this circumstance, or any other circumstance in which the Company's actual capital levels fell below the Company's capital adequacy guideline amount, the Company would cease the acquisition of new mortgage assets until capital balance was restored. In certain cases prior to a planned equity offering or other circumstances, the Board of Directors has authorized management to acquire mortgage assets in a limited amount beyond the usual constraints of the Company's Risk-Adjusted Capital Policy.

         As expressed as an equity-to-assets ratio, the Company's average Risk-Adjusted Capital Policy guideline capital amount increased from 7.51% at December 31, 1997 to 7.59% at March 31, 1998. This amount will decrease when the Company completes a planned securitization of part of its mortgage loans and creates a mortgage equity interest.

         The actual average equity-to-asset ratio for the Company declined from 10.2% at the end of 1997 to 10.0% in the first quarter of 1998. Since actual equity-to-asset ratios have generally been higher than the capital guideline ratios since the Company's inception in 1994, the Company generally could have owned more mortgage assets and still met its capital guidelines. Balance sheet capacity utilization (the percentage of the Company's capital employed in the mortgage spread lending business as opposed to being unutilized) is a key measure of capital efficiency for the Company. Average balance sheet capacity utilization has decreased since mid-1997 as the Company has generated excess capital by creating mortgage equity interests and also decided to slow its pace of mortgage acquisitions due to unfavorable mortgage acquisition pricing levels. Average capacity utilization decreased to 77% in the first quarter of 1998 from 90% in all of 1997.

         Beginning in September 1997, strong demand for mortgage assets in an environment of reduced supply led to increasing prices for mortgage loans and mortgage securities. These rising prices together with the potential for increased mortgage prepayment rates led the Company to reduce the rate at which it sought to acquire new mortgage assets. Although this decision resulted in the Company's balance sheet having excess capital in the latter part of 1997, management believed that refraining from committing significant capital to the new mortgage acquisitions until mortgage prices adjusted downwards would maximize long-term shareholder value. Although the Company continued to avoid acquiring most types of adjustable-rate loans in the first quarter of 1998, the Company started a 5/1 hybrid loan acquisition program.

         In order to utilize excess capital and increase long-term shareholder value, the Company's Board of Directors authorized a common stock repurchase program in September 1997. In the first quarter of 1998, the Company repurchased 214,100 shares for $4.2 million. The Company's average equity-to-assets ratio declined as shares have been repurchased and the Company's average assets have remained stable. The Company is presently authorized to repurchase up to 400,900 additional shares.

         Accumulated Other Comprehensive Income

         Other comprehensive income is the Company's unrealized gain or loss on assets which are held as available for sale. This account would also be used to report such items as foreign currency translation adjustments and minimum pension liability adjustments, if applicable.

         In the past, the Company has tracked unrealized gains and losses in market valuation accounts and reported them on its balance sheet as "net unrealized loss on assets available for sale."

         Accumulated other comprehensive income was a negative $13.1 million at March 31, 1998, a decline of $3.0 million from the negative $10.1 million reported as of December 31, 1997.

         The Company expects that the amount of accumulated other comprehensive income will vary significantly over time.

         Risk Management

         The Company seeks to manage the potential credit, interest rate, prepayment, liquidity and other risks inherent in mortgage spread lending institutions in a prudent manner designed to insure the longevity of the Company while, at the same time, seeking to provide an opportunity for shareholders to realize attractive total rates of return through long-term stock ownership in the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to: i) assume risks that can be quantified from historical experience, ii) actively manage such risk, iii) earn sufficient compensation to justify taking of such risks, and iv) maintain capital levels consistent with the risks it does undertake.

         The Company seeks to limit credit risk by maintaining what it believes to be high-quality mortgage loan underwriting standards. The Company is a nationwide "A" (or "prime") quality lending company: it currently acquires and owns first mortgages on single-family residential properties which have been underwritten to the highest levels of underwriting standards generally in use for these types of loans. Credit losses from such mortgages tend to be cyclical. Historically, however, the magnitude of credit loss incurred from high-quality single-family mortgages during historical credit cycles has been contained relative to credit losses arising from other forms of commercial, consumer and residential mortgage lending.

         The Company seeks to manage liquidity risk and short-term borrowing roll-over risk (which could be caused by market value fluctuations of assets pledged as collateral for short-term borrowings or by changes in lending markets) through: i) maintaining what it believes to be a high-quality and liquid portfolio of mortgage assets, ii) maintaining a hedging program utilizing interest rate agreements designed to partially mitigate net changes in the market values of its assets, iii) maintaining what it believes to be a prudent level of capitalization (and therefore a prudent level of unused borrowing capacity), and iv) replacing a portion of its short-term borrowings with long-term borrowings. Liquidity risks and short-term borrowing roll-over risks cannot be completely eliminated unless the Company can replace all of its short-term borrowings with long-term borrowings. At March 31, 1998, the Company remained exposed to such risk particularly in general market environments of rapidly rising interest rates, market dislocation or illiquidity.

         The Company seeks to manage some of its interest rate risk through matching the interest rate characteristics of its mortgages and its borrowings to the degree that management believes is likely to be in the best interests of the shareholders in the long-term.

         The Company does not seek to be perfectly matched or to entirely eliminate interest rate risk. Through March 31, 1998, the Company has paired adjustable-rate mortgages with variable-rate liabilities. The Company has generally maintained borrowings which adjust to market conditions several months faster than its assets. For larger interest rate increases, the potential short-term negative earnings impact resulting from this short-term mismatch should be partially mitigated by the Company's interest rate agreements. In addition, since the Company's adjustable-rate earning assets have exceeded its liabilities through March 31, 1998, the longer-term impact of an increase in short-term interest rates may be positive after a lag period (once the coupon rate on the assets has fully adjusted to the rate increase). Conversely, while the short-term earnings effect of a decline in short-term interest rates may be positive, the longer-run effect after a lag period may be a decline in earnings relative to what they otherwise would have been after the coupon rates on the assets have adjusted downwards.

         Through March 31, 1998, the Company generally has assumed some other types of asset/liability mismatches as well, including some risk that the short-end of the yield curve becomes "flatter" (i.e., the risk of six and twelve month interest rates falling relative to one and three month interest rates) and some "TED" spread risk (the risk of U.S. Treasury rates falling relative to LIBOR rates, as the percentage of the Company's assets which adjust off of Treasury rates exceeds the percentage of the Company's liabilities which adjust off of Treasury rates). Certain other types of interest rate risks remain partially unhedged as well. Management believes that the assumption of these risks, to the extent undertaken by the Company, is more likely than not to result in higher earnings for the Company in the long-term but also, from time to time, may cause earnings volatility and opportunity cost from foregone growth potential. Management believes that retained interest rate risks (to the extent they are separate from liquidity and market value fluctuation risk) are unlikely to cause a safety and soundness issue for the Company except in relatively extreme and unlikely scenarios.

         Changes in principal repayment rates may be a source of earnings volatility for the Company. If the rate of mortgage principal repayment of the Company's mortgage assets is faster than expected, the rate at which the Company amortizes its net premium balances as an expense will increase and earnings will be reduced relative to what they would have been otherwise. In addition, faster principal repayments may reduce the Company's net asset growth rate; net asset growth is generally an important component of future earnings growth. Prospects for the Company may also be reduced by higher than expected mortgage principal repayments if the potential return characteristics of assets then available for acquisition are less attractive than those of the existing assets held in portfolio. Prepayment rates for adjustable-rate mortgages increased during the most recent quarters and such prepayment rates may further increase in 1998. Slowing rates of mortgage principal repayment could exacerbate certain liquidity, market value fluctuation, and interest rate risks in a rising interest rate environment.

         While adjustable-rate mortgage principal repayment rates are not highly predictable, management believes the strongest influencing factors in the past have been the shape of the yield curve and the absolute level of longer-term interest rates. As longer-term rates drop, adjustable-rate mortgage principal repayments have tended to increase, particularly if longer-term rates drop relative to shorter-term interest rates. In addition, management believes adjustable-rate mortgage principal repayments have been increasing on a secular trend basis due to structural and behavioral changes in the mortgage origination market. In the first quarter of 1998 the Company did implement some hedges which may tend to add to earnings during times of accelerating prepayments. In general, however, the Company has not sought to hedge mortgage principal repayment risk but rather has sought to analyze, based on individual mortgage characteristics, the propensity of each acquired mortgage or mortgage pool to experience accelerated principal repayment rates and to adjust its acquisition price bid accordingly based on the level of perceived downside (and upside) earnings risk. The Company has also been able to effectively reduce the prepayment risk on some of its assets though the issuance of amortizing long-term debt with at a price above par.

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

SUPPLEMENTAL HISTORICAL INFORMATION
TABLE 1

INCOME STATEMENT                                    FOR THREE
                                                   MONTHS ENDING              FOR THREE MONTHS ENDING
                                                   -------------   ---------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                            MAR. 31,      DEC. 31,     SEP. 30,       JUN. 30,      MAR. 31,
                                                       1998          1997          1997           1997         1997
                                                     --------      --------      --------      --------      --------
Mortgage Loans:
            Coupon Income                            $ 28,306      $ 24,911      $ 21,432      $ 14,474      $ 10,784
            Amortization of Discount Balances               0             0             1             8            11
            Amortization of Premium Balances           (2,496)       (2,088)       (1,803)       (1,462)         (940)
                                                     --------      --------      --------      --------      --------
            Interest Income:  Mortgage Loans           25,810        22,823        19,630        13,020         9,855

Mortgage Securities:
            Coupon Income                              33,330        36,595        41,124        39,879        31,440
            Amortization of Discount Balances             185           258           375           409           261
            Amortization of Premium Balances           (5,848)       (6,091)       (5,085)       (4,065)       (3,150)
                                                     --------      --------      --------      --------      --------
            Interest Income: Mortgage Securities       27,667        30,762        36,414        36,223        28,551

Total Interest Income From Mortgage Assets             53,477        53,585        56,044        49,243        38,406
Interest Income: Cash Balances                            384           399           499           266           162
                                                     --------      --------      --------      --------      --------
Total Interest Income                                  53,861        53,984        56,543        49,509        38,568

            Interest Expense on Short-Term Debt       (28,003)      (31,964)      (40,318)      (38,958)      (28,900)
            Interest Expense on Long-Term Debt        (18,094)      (14,567)       (5,570)            0             0
                                                     --------      --------      --------      --------      --------
Total Interest Expense                                (46,097)      (46,531)      (45,888)      (38,958)      (28,900)

Interest Rate Agreement Expense                        (1,426)       (1,281)       (1,064)         (912)         (602)
Interest Rate Agreement Income                             48            12            26            73             7
                                                     --------      --------      --------      --------      --------
Net Interest Rate Agreement Expense                    (1,378)       (1,269)       (1,038)         (839)         (595)

Net Interest Income                                     6,386         6,184         9,617         9,712         9,073

Provision for Potential Credit Losses
            Mortgage Loans                               (601)       (1,516)         (473)         (299)         (215)
            Mortgage Securities                             0         1,000          (470)         (477)         (480)
                                                     --------      --------      --------      --------      --------
Total Credit Provision                                   (601)         (516)         (943)         (776)         (695)
Write-down of Mortgage Securities                        (729)            0             0             0             0
Gain (Loss) on Sale Transactions                            6           543            20             0             0
Operating Expenses
            Compensation and Benefits Expense          (1,048)         (413)         (441)         (516)         (529)
            Dividend Equivalent Rights Expense           (195)         (145)         (361)         (358)         (203)
            Other Operating Expenses                     (682)         (570)         (346)         (341)         (435)
                                                     --------      --------      --------      --------      --------
Total Operating Expenses                               (1,925)       (1,128)       (1,148)       (1,215)       (1,167)
Other Income (Expenses)                                     0             0             0             0             0
Equity in earnings of RWT Holdings, Inc.                    0             0             0             0             0
Corporate Income Tax Expense                                0             0             0             0             0
                                                     --------      --------      --------      --------      --------
 Net Income Before Preferred Dividends                  3,137         5,083         7,546         7,721         7,211

Preferred Dividends                                      (687)         (686)         (687)         (687)         (755)
                                                     --------      --------      --------      --------      --------

Net Income to Common Shareholders                    $  2,450      $  4,397      $  6,859      $  7,034      $  6,456
                                                     ========      ========      ========      ========      ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends           $  3,137      $  5,083      $  7,546      $  7,721      $  7,211
Mortgage Amortization Differences                          43           105           (95)         (103)          (87)
Credit Provisions less Actual Losses                      552           475           875           747           653
Gain (Loss) on Sale Differences                             0          (190)            0             0             0
Write-down of Mortgage Securities Differences             729             0             0             0             0
Operating Expense Differences                              67           113          (175)          (50)          135
                                                     --------      --------      --------      --------      --------
Taxable Income Before Preferred Dividend             $  4,527      $  5,586      $  8,151      $  8,315      $  7,912
                                                     ========      ========      ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                    FOR THREE MONTHS ENDING
                                                     --------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                           DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                       1996          1996         1996          1996
                                                     --------      --------      --------      --------
Mortgage Loans:
            Coupon Income                            $  2,582      $  1,656      $    749      $    479
            Amortization of Discount Balances              11             7            11             2
            Amortization of Premium Balances             (189)          (62)          (43)          (19)
                                                     --------      --------      --------      --------
            Interest Income:  Mortgage Loans            2,404         1,601           717           462

Mortgage Securities:
            Coupon Income                              25,292        18,901        12,973         8,965
            Amortization of Discount Balances             206           264           234           175
            Amortization of Premium Balances           (2,236)       (1,645)       (1,225)         (688)
                                                     --------      --------      --------      --------
            Interest Income: Mortgage Securities       23,262        17,520        11,982         8,452

Total Interest Income From Mortgage Assets             25,666        19,121        12,699         8,914
Interest Income: Cash Balances                            215           250           202           217
                                                     --------      --------      --------      --------
Total Interest Income                                  25,881        19,371        12,901         9,131

            Interest Expense on Short-Term Debt       (19,467)      (14,447)       (9,075)       (6,202)
            Interest Expense on Long-Term Debt              0             0             0             0
                                                     --------      --------      --------      --------
Total Interest Expense                                (19,467)      (14,447)       (9,075)       (6,202)

Interest Rate Agreement Expense                          (403)         (350)         (255)         (151)
Interest Rate Agreement Income                              1             0             0             0
                                                     --------      --------      --------      --------
Net Interest Rate Agreement Expense                      (402)         (350)         (255)         (151)

Net Interest Income                                     6,012         4,574         3,571         2,778

Provision for Potential Credit Losses
            Mortgage Loans                                (35)         (178)         (140)            5
            Mortgage Securities                          (337)         (338)         (337)         (336)
                                                     --------      --------      --------      --------
Total Credit Provision                                   (372)         (516)         (477)         (331)
Write-down of Mortgage Securities                           0             0             0             0
Gain (Loss) on Sale Transactions                            0             0             0             0
Operating Expenses
            Compensation and Benefits Expense            (343)         (309)         (305)         (234)
            Dividend Equivalent Rights Expense           (137)          (81)          (79)          (85)
            Other Operating Expenses                     (316)         (281)         (210)         (174)
                                                     --------      --------      --------      --------
Total Operating Expenses                                 (796)         (671)         (594)         (493)
Other Income (Expenses)                                     0             0             0             0
Equity in earnings of RWT Holdings, Inc.                    0             0             0             0
Corporate Income Tax Expense                                0             0             0             0
                                                     --------      --------      --------      --------
 Net Income Before Preferred Dividends                  4,844         3,387         2,500         1,954

Preferred Dividends                                      (760)         (388)           --            --
                                                     --------      --------      --------      --------

Net Income to Common Shareholders                    $  4,084      $  2,999      $  2,500      $  1,954
                                                     ========      ========      ========      ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends           $  4,844      $  3,387      $  2,500      $  1,954
Mortgage Amortization Differences                         131            61            82           175
Credit Provisions less Actual Losses                      365           516           477           331
Gain (Loss) on Sale Differences                             0             0             0             0
Write-down of Mortgage Securities Differences               0             0             0             0
Operating Expense Differences                              89            84            83            89
                                                     --------      --------      --------      --------
Taxable Income Before Preferred Dividend             $  5,429      $  4,048      $  3,142      $  2,549
                                                     ========      ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                       FOR YEAR ENDING
                                                     ------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                            DEC. 31,       DEC. 31,       DEC. 31,       DEC. 31,
                                                       1997            1996           1995          1994
                                                     ---------      ---------      ---------      ---------
Mortgage Loans:
            Coupon Income                            $  71,601      $   5,466      $     379      $       0
            Amortization of Discount Balances               20             31              4              0
            Amortization of Premium Balances            (6,293)          (313)            (4)             0
                                                     ---------      ---------      ---------      ---------
            Interest Income:  Mortgage Loans            65,328          5,184            379              0

Mortgage Securities:
            Coupon Income                              149,038         66,131         14,759          1,102
            Amortization of Discount Balances            1,303            879            915            101
            Amortization of Premium Balances           (18,391)        (5,794)          (559)           (19)
                                                     ---------      ---------      ---------      ---------
            Interest Income: Mortgage Securities       131,949         61,216         15,115          1,184

Total Interest Income From Mortgage Assets             197,277         66,400         15,494          1,184
Interest Income: Cash Balances                           1,326            884            232            112
                                                     ---------      ---------      ---------      ---------
Total Interest Income                                  198,604         67,284         15,726          1,296

            Interest Expense on Short-Term Debt       (140,140)       (49,191)       (10,608)          (760)
            Interest Expense on Long-Term Debt         (20,137)             0              0              0
                                                     ---------      ---------      ---------      ---------
Total Interest Expense                                (160,277)       (49,191)       (10,608)          (760)

Interest Rate Agreement Expense                         (3,859)        (1,159)          (339)            (8)
Interest Rate Agreement Income                             118              1              0              0
                                                     ---------      ---------      ---------      ---------
Net Interest Rate Agreement Expense                     (3,741)        (1,158)          (339)            (8)

Net Interest Income                                     34,586         16,935          4,779            528

Provision for Potential Credit Losses
            Mortgage Loans                              (2,503)          (348)           (79)             0
            Mortgage Securities                           (427)        (1,348)          (414)             0
                                                     ---------      ---------      ---------      ---------
Total Credit Provision                                  (2,930)        (1,696)          (493)             0
Write-down of Mortgage Securities                            0              0              0              0
Gain (Loss) on Sale Transactions                           563              0              0              0
Operating Expenses
            Compensation and Benefits Expense           (1,899)        (1,191)          (463)           (63)
            Dividend Equivalent Rights Expense          (1,067)          (382)           (54)             0
            Other Operating Expenses                    (1,692)          (981)          (614)           (83)
                                                     ---------      ---------      ---------      ---------
Total Operating Expenses                                (4,658)        (2,554)        (1,131)          (146)
Other Income (Expenses)                                      0              0              0              0
Equity in earnings of RWT Holdings, Inc.                     0              0              0              0
Corporate Income Tax Expense                                 0              0              0              0
                                                     ---------      ---------      ---------      ---------
 Net Income Before Preferred Dividends                  27,561         12,685          3,155            382

Preferred Dividends                                     (2,815)        (1,148)             0              0
                                                     ---------      ---------      ---------      ---------

Net Income to Common Shareholders                    $  24,746      $  11,537      $   3,155      $     382
                                                     =========      =========      =========      =========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends           $  27,561      $  12,685      $   3,155      $     382
Mortgage Amortization Differences                         (180)           449            175            (28)
Credit Provisions less Actual Losses                     2,750          1,689            490              0
Gain (Loss) on Sale Differences                           (190)             0             (0)             0
Write-down of Mortgage Securities Differences                0              0             (0)             0
Operating Expense Differences                               23            345             12              0
                                                     ---------      ---------      ---------      ---------
Taxable Income Before Preferred Dividend             $  29,964      $  15,168      $   3,832      $     354
                                                     =========      =========      =========      =========

SUPPLEMENTAL HISTORICAL INFORMATION
TABLE 2

BALANCE SHEETS                                      AT                                        AT
                                                -----------      --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                        MAR. 31,         DEC. 31,         SEP. 30,        JUN. 30,         MAR. 31,
                                                   1998              1997            1997             1997             1997
                                                -----------      -----------      -----------      -----------      -----------
Unrestricted Cash                               $     6,468      $    24,892      $    28,758      $    29,425      $    12,985
Restricted Cash                                      25,734           24,657           28,938                0                0
                                                -----------      -----------      -----------      -----------      -----------
 Total Cash and Cash Equivalents                     32,202           49,549           57,696           29,425           12,985

Mortgage Loans:
            Principal Value                       1,837,020        1,519,124        1,348,619        1,111,029          716,009
            Unamortized Premium                      37,943           34,844           30,852           25,442           15,951
            Unamortized Discount                        (27)               0                0             (123)            (131)
            Real Estate Owned                           497              713              220              346              128
            Reserve For Credit Losses                (3,449)          (2,855)          (1,363)            (929)            (630)
            Market Valuation Account                      0                0                0                0           (1,291)
                                                -----------      -----------      -----------      -----------      -----------
            Total Mortgage Loans                  1,871,984        1,551,826        1,378,328        1,135,765          730,035

Mortgage Securities:
            Principal Value                       1,741,975        1,779,375        2,010,374        2,179,186        1,839,720
            Unamortized Premium                      47,105           51,329           56,082           62,219           49,156
            Unamortized Discount                    (12,104)         (12,442)         (14,387)         (14,968)         (15,510)
            Reserve For Credit Losses                (2,035)          (2,076)          (3,093)          (2,651)          (2,203)
            Market Valuation Account                 (4,375)          (1,390)          10,619            3,603            3,516
                                                -----------      -----------      -----------      -----------      -----------
            Total Mortgage Securities             1,770,566        1,814,796        2,059,595        2,227,389        1,874,679

Total Mortgage Assets                             3,642,550        3,366,622        3,437,923        3,363,154        2,604,714

Interest Rate Agreements                             10,337           10,781           11,708           12,233            7,879
Market Valuation Account                             (8,710)          (8,681)          (8,782)          (7,366)          (2,106)
                                                -----------      -----------      -----------      -----------      -----------
Total Interest Rate Agreements                        1,627            2,100            2,926            4,867            5,773

Accrued Interest Receivable                          23,886           23,119           23,859           24,065           17,722
Investment in RWT Holdings, Inc.                      9,900                0                0                0                0
Fixed Assets, Leasehold, Org. Costs                     551              539              358              257              259
Prepaid Expenses and Other Receivables                2,975            2,268            2,490            2,738            1,611
                                                -----------      -----------      -----------      -----------      -----------
Other Assets                                         37,312           25,926           26,707           27,060           19,592

Total Assets                                    $ 3,713,691      $ 3,444,197      $ 3,525,252      $ 3,424,506      $ 2,643,064
                                                ===========      ===========      ===========      ===========      ===========

Short-Term Borrowings                           $ 2,288,018      $ 1,914,525      $ 2,639,773      $ 3,102,784      $ 2,373,279
Long-Term Borrowings                              1,081,279        1,172,801          497,367                0                0
Accrued Interest Payable                             12,212           14,476           20,216           18,153           14,962
Accrued Expenses and Other Payables                   1,797            2,172            2,129            1,743            1,262
Dividends Payable                                       687            5,686            9,433            8,638            7,899
                                                -----------      -----------      -----------      -----------      -----------
 Total Liabilities                                3,383,993        3,109,660        3,168,918        3,131,318        2,397,402
                                                -----------      -----------      -----------      -----------      -----------

Preferred Stock                                      26,736           26,736           26,733           26,733           29,383
Common Stock                                            141              143              146              133              119
Additional Paid-in Capital                          320,282          324,555          333,841          274,420          219,461
Accumulated Other Comprehensive Income              (13,085)         (10,071)           1,837           (3,762)             118
Dividends in Excess of Net Income                    (4,376)          (6,826)          (6,223)          (4,336)          (3,419)
                                                -----------      -----------      -----------      -----------      -----------
Total Stockholders' Equity                          329,698          334,537          356,334          293,188          245,662
                                                -----------      -----------      -----------      -----------      -----------

Total Liabilities plus Stockholders' Equity     $ 3,713,691      $ 3,444,197      $ 3,525,252      $ 3,424,506      $ 2,643,064
                                                ===========      ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

BALANCE SHEETS                                                                AT
                                                --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                        DEC. 31,         SEP. 30,         JUN. 30,         MAR. 31,
                                                   1996              1996             1996            1996
                                                -----------      -----------     ------------      -----------

Unrestricted Cash                               $    11,068      $    14,599      $    10,407      $     9,705
Restricted Cash                                           0                0                0                0
                                                -----------      -----------      -----------      -----------

 Total Cash and Cash Equivalents                     11,068           14,599           10,407            9,705

Mortgage Loans:
            Principal Value                         514,837          126,426           69,154           24,831
            Unamortized Premium                      12,389            1,535              686              191
            Unamortized Discount                       (142)            (153)            (160)            (171)
            Real Estate Owned                           196                0                0                0
            Reserve For Credit Losses                  (428)            (393)            (214)             (74)
            Market Valuation Account                 (1,377)             279              200               84
                                                -----------      -----------      -----------      -----------
            Total Mortgage Loans                    525,475          127,694           69,666           24,861

Mortgage Securities:
            Principal Value                       1,602,212        1,234,636          936,611          548,976
            Unamortized Premium                      41,928           31,072           22,004           12,599
            Unamortized Discount                    (15,951)         (16,185)         (16,448)         (16,683)
            Reserve For Credit Losses                (1,752)          (1,421)          (1,084)            (747)
            Market Valuation Account                  1,516               74           (3,269)          (3,847)
                                                -----------      -----------      -----------      -----------

            Total Mortgage Securities             1,627,953        1,248,176          937,814          540,298

Total Mortgage Assets                             2,153,428        1,375,870        1,007,480          565,159

Interest Rate Agreements                              6,200            3,286            2,835            2,534
Market Valuation Account                             (3,599)          (2,413)          (1,484)          (1,301)
                                                -----------      -----------      -----------      -----------
Total Interest Rate Agreements                        2,601              873            1,351            1,233

Accrued Interest Receivable                          14,134           10,781            7,292            4,496
Investment in RWT Holdings, Inc.                          0                0                0                0
Fixed Assets, Leasehold, Org. Costs                     257              265              233              198
Prepaid Expenses and Other Receivables                2,709            1,090            1,567              522
                                                -----------      -----------      -----------      -----------
Other Assets                                         17,100           12,136            9,092            5,216

Total Assets                                    $ 2,184,197      $ 1,403,478      $ 1,028,330      $   581,313
                                                ===========      ===========      ===========      ===========

Short-Term Borrowings                           $ 1,953,103      $ 1,225,094      $   896,214      $   508,721
Long-Term Borrowings                                      0                0                0                0
Accrued Interest Payable                             14,060           10,379            4,052            1,616
Accrued Expenses and Other Payables                     761              472              361              290
Dividends Payable                                     5,268            4,016            3,408            2,540
                                                -----------      -----------      -----------      -----------
 Total Liabilities                                1,973,192        1,239,961          904,035          513,167
                                                -----------      -----------      -----------      -----------
Preferred Stock                                      29,579           29,712                0                0
Common Stock                                            110               91               85               55
Additional Paid-in Capital                          187,507          138,081          130,441           73,926
Accumulated Other Comprehensive Income               (3,460)          (2,060)          (4,553)          (5,065)
Dividends in Excess of Net Income                    (2,731)          (2,307)          (1,678)            (770)
                                                -----------      -----------      -----------      -----------
Total Stockholders' Equity                          211,005          163,517          124,295           68,146
                                                -----------      -----------      -----------      -----------

Total Liabilities plus Stockholders' Equity     $ 2,184,197      $ 1,403,478      $ 1,028,330      $   581,313
                                                ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                              AT
                                                --------------------------------------------------------------
BALANCE SHEETS                                    DEC. 31,         DEC. 31,         DEC. 31,         DEC. 31,
(ALL DOLLARS IN THOUSANDS)                         1997              1996             1995             1994
                                                -----------      -----------      -----------      -----------
Unrestricted Cash                               $    24,892      $    11,068      $     4,825      $     1,027
Restricted Cash                                      24,657                0                0                0
                                                -----------      -----------      -----------      -----------

 Total Cash and Cash Equivalents                     49,549           11,068            4,825            1,027

Mortgage Loans:
            Principal Value                       1,519,124          514,837           26,411                0
            Unamortized Premium                      34,844           12,389              210                0
            Unamortized Discount                          0             (142)            (172)               0
            Real Estate Owned                           713              196                0                0
            Reserve For Credit Losses                (2,855)            (428)             (79)               0
            Market Valuation Account                      0           (1,377)              80                0
                                                -----------      -----------      -----------      -----------
            Total Mortgage Loans                  1,551,826          525,475           26,450                0

Mortgage Securities:
            Principal Value                       1,779,375        1,602,212          417,214          120,627
            Unamortized Premium                      51,329           41,928            9,433              828
            Unamortized Discount                    (12,442)         (15,951)         (16,860)          (1,320)
            Reserve For Credit Losses                (2,076)          (1,752)            (411)               0
            Market Valuation Account                 (1,390)           1,516           (3,582)          (2,658)
                                                -----------      -----------      -----------      -----------
            Total Mortgage Securities             1,814,796        1,627,953          405,794          117,477

Total Mortgage Assets                             3,366,622        2,153,428          432,244          117,477

Interest Rate Agreements                             10,781            6,200            2,521            1,791
Market Valuation Account                             (8,681)          (3,599)          (1,974)             101
                                                -----------      -----------      -----------      -----------
Total Interest Rate Agreements                        2,100            2,601              547            1,892

Accrued Interest Receivable                          23,119           14,134            3,270              743
Investment in RWT Holdings, Inc.                          0                0                0                0
Fixed Assets, Leasehold, Org. Costs                     539              257              206              201
Prepaid Expenses and Other Receivables                2,268            2,709              465              188
                                                -----------      -----------      -----------      -----------
Other Assets                                         25,926           17,100            3,941            1,132

Total Assets                                    $ 3,444,197      $ 2,184,197      $   441,557      $   121,529
                                                ===========      ===========      ===========      ===========

Short-Term Borrowings                           $ 1,914,525      $ 1,953,103      $   370,316      $   100,376
Long-Term Borrowings                              1,172,801                0                0                0
Accrued Interest Payable                             14,476           14,060            1,290              676
Accrued Expenses and Other Payables                   2,172              761              227               29
Dividends Payable                                     5,686            5,268            1,434              167
                                                -----------      -----------      -----------      -----------
 Total Liabilities                                3,109,660        1,973,192          373,267          101,248
                                                -----------      -----------      -----------      -----------

Preferred Stock                                      26,736           29,579                0           22,785
Common Stock                                            143              110               55                2
Additional Paid-in Capital                          324,555          187,507           73,895               19
Accumulated Other Comprehensive Income              (10,071)          (3,460)          (5,476)          (2,557)
Dividends in Excess of Net Income                    (6,826)          (2,731)            (184)              31
                                                -----------      -----------      -----------      -----------
Total Stockholders' Equity                          334,537          211,005           68,290           20,280
                                                -----------      -----------      -----------      -----------

Total Liabilities plus Stockholders' Equity     $ 3,444,197      $ 2,184,197      $   441,557      $   121,528
                                                ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3

                                                              FOR THREE                              AT OR
MORTGAGE ASSET CHARACTERISTICS                              MONTHS ENDING                   FOR THREE MONTHS ENDING
                                                            -------------      -------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                      MAR. 31,        DEC. 31,     SEP. 30,     JUN. 30,      MAR. 31,
                                                                 1998             1997         1997         1997         1997
                                                              ----------       ----------   ----------   ----------   ----------
Average Characteristics of Loans and Securities (Mortgage Assets) at End of Period
Single-Family Properties                                             100%             100%         100%         100%         100%
Short-Term Adjustable Rate (Next reset in 12 months or less)          91%              98%          98%          98%          98%
Hybrid Adjustable Rate (Next reset in more than 12 months)             9%               2%           2%           2%           2%
First Lien                                                           100%             100%         100%         100%         100%
Average Credit Rating Equivalent                                     AA+              AA+          AA+          AA+          AA+
Amortized Cost as % of Principal Value                            102.04%          102.23%      102.16%      102.21%      101.94%
Coupon Rate                                                         7.59%            7.71%        7.75%        7.73%        7.70%
Months to Next Coupon Adjustment (Short-Term Adjustable Rate)          4                4            4            4            5
Months to Next Coupon Adjustment (Hybrid Adjustable Rate)             52               21           24           27           30
                                                              ----------    -------------   ----------   ----------   ----------

Months to Next Coupon Adjustment (Total Adjustable Rate)               8                4            4            5            5
Level of Index                                                      5.59%            5.68%        5.65%        5.77%        5.98%
Net Margin                                                          2.06%            2.06%        2.11%        2.15%        2.21%
Fully Indexed Coupon Rate                                           7.65%            7.74%        7.76%        7.92%        8.19%
Coupon Versus Fully-Indexed Rate                                   -0.06%           -0.03%       -0.01%       -0.19%       -0.49%
Net Life Cap                                                       12.12%           12.08%       12.03%       12.01%       11.91%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                      51.3%            46.1%        40.2%        33.8%        28.1%
Mortgage Securities: AAA/AA                                         48.4%            53.6%        58.2%        64.5%        69.8%
Mortgage Securities: A/BBB                                           0.0%             0.0%         0.7%         0.8%         1.0%
Mortgage Securities: Below BBB                                       0.3%             0.3%         0.9%         0.9%         1.1%
                                                              -----------      -----------  -----------  -----------  -----------
Total Mortgage Assets (%)                                          100.0%           100.0%       100.0%       100.0%       100.0%
Total Mortgage Assets (Amortized Cost)                        $3,652,409       $3,372,943   $3,431,760   $3,363,131   $2,605,323


Percentage of Mortgage Assets by Index, Adjustment Frequency, and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                     20.2%            20.2%        12.4%         8.9%         2.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap              20.0%            21.5%        26.2%        27.5%        32.4%
6 Month LIBOR, adjusts every 6 months, no periodic cap              11.6%            11.2%        11.4%         7.4%         1.9%
6 Month CD, adjusts every 6 months, 2% annualized
  periodic cap                                                       1.0%             1.2%         1.3%         1.5%         1.9%
6 Mo. Treasury, adjusts every 6 months, 2% annualized
  periodic cap                                                       0.5%             0.6%         0.6%         0.6%         0.8%
6 Month Treasury, adjusts every 6 months, no periodic cap            0.4%             0.5%         0.5%         0.5%         0.7%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon             1.3%             1.6%         1.7%         1.8%         2.4%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon             8.1%             0.0%         0.0%         0.0%         0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                35.2%            41.6%        44.5%        50.3%        55.4%
12 Month Treasury, adjusts annually, no periodic cap                 0.3%             0.1%         0.1%         0.1%         0.1%
Other                                                                1.4%             1.5%         1.3%         1.4%         1.8%
                                                              ----------    -------------   ----------   ----------   ----------
Total Mortgage Assets (%)                                          100.0%           100.0%       100.0%       100.0%       100.0%
Total Mortgage Assets (Principal Value)                       $3,579,492       $3,299,212   $3,359,213   $3,290,562   $2,555,857

Net Mortgage Asset Growth
Mortgage Acquisitions                                         $  603,803       $  342,283   $  369,463   $  962,890   $  627,075
Mortgage Principal Repayments                                   (306,112)        (347,427)    (252,398)    (199,945)    (173,362)
Amortization                                                      (8,158)          (7,921)      (6,512)      (5,109)      (3,818)
Writedowns                                                          (729)               0            0            0            0
Credit Losses                                                        (49)             (40)         (68)         (28)         (41)
Sales                                                             (9,289)         (45,712)     (41,856)           1            0
                                                              ----------    -------------   ----------   ----------   ----------
 Change in Mortgage Assets (Amortized Cost)                   $  279,466       $  (58,817)  $   68,629   $  757,808   $  449,854

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 3  (CONTINUED)                                                                           AT OR
MORTGAGE ASSET CHARACTERISTICS                                                        FOR THREE MONTHS ENDING
                                                                   -------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                           DEC. 31,        SEP. 30,         JUN. 30,          MAR. 31,
                                                                      1996             1996             1996             1996
                                                                   ----------       ----------       ----------       ----------
Average Characteristics of Loans and Securities (Mortgage
  Assets) at End of Period
Single-Family Properties                                                  100%             100%             100%             100%
Short-Term Adjustable Rate (Next reset in 12 months or less)              100%             100%             100%             100%
Hybrid Adjustable Rate (Next reset in more than 12 months)                  0%               0%               0%               0%
First Lien                                                                100%             100%             100%             100%
Average Credit Rating Equivalent                                          AA+              AA+              AA+              AA+
Amortized Cost as % of Principal Value                                 101.81%          101.20%          100.60%           99.29%
Coupon Rate                                                              7.75%            7.55%            7.42%            7.59%
Months to Next Coupon Adjustment (Short-Term Adjustable Rate)               5                4                4                3
Months to Next Coupon Adjustment (Hybrid Adjustable Rate)                 n/a              n/a              n/a              n/a
                                                                   ----------       ----------       ----------       ----------
Months to Next Coupon Adjustment (Total Adjustable Rate)                    5                4                4                3
Level of Index                                                           5.58%            5.70%            5.72%            5.47%
Net Margin                                                               2.24%            2.21%            2.21%            2.11%
Fully Indexed Coupon Rate                                                7.82%            7.91%            7.93%            7.58%
Coupon Versus Fully-Indexed Rate                                        -0.07%           -0.36%           -0.51%             0.01%
Net Life Cap                                                            11.73%           11.69%           11.71%           11.53%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                           24.5%             9.3%             6.9%             4.4%
Mortgage Securities: AAA/AA                                              73.0%            86.8%            87.7%            86.1%
Mortgage Securities: A/BBB                                                1.2%             1.8%             2.5%             4.6%
Mortgage Securities: Below BBB                                            1.3%             2.1%             2.9%             4.9%
                                                                   ----------       ----------       ----------       ----------
Total Mortgage Assets (%)                                               100.0%           100.0%           100.0%           100.0%
Total Mortgage Assets (Amortized Cost)                             $2,155,469       $1,377,331       $1,011,847       $  569,743


Percentage of Mortgage Assets by Index, Adjustment Frequency, and Annualized Periodic Cap, By Principal Value

1 Month LIBOR, adjusts monthly, no periodic cap                           1.4%             2.3%             3.3%             6.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                   36.2%            45.9%            54.4%            63.2%
6 Month LIBOR, adjusts every 6 months, no periodic cap                    0.0%             0.0%             0.0%             0.0%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap            2.5%             2.4%             3.3%             8.7%
6 Mo. Treasury, adjusts every 6 months, 2% annualized periodic cap        1.1%             1.7%             2.4%             0.0%
6 Month Treasury, adjusts every 6 months, no periodic cap                 0.9%             1.3%             1.9%             3.6%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                  0.0%             0.0%             0.0%             0.0%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                  0.0%             0.0%             0.0%             0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                     55.7%            45.0%            32.8%            14.6%
12 Month Treasury, adjusts annually, no periodic cap                      0.0%             0.0%             0.0%             0.0%
Other                                                                     2.2%             1.4%             1.9%             3.3%
                                                                   ----------       ----------       ----------       ----------
Total Mortgage Assets (%)                                               100.0%           100.0%           100.0%           100.0%
Total Mortgage Assets (Principal Value)                            $2,117,244       $1,361,062       $1,005,764       $  573,807

Net Mortgage Asset Growth
Mortgage Acquisitions                                              $  875,968       $  443,860       $  496,184       $  166,852
Mortgage Principal Repayments                                         (95,610)         (76,942)         (53,058)         (32,814)
Amortization                                                           (2,213)          (1,434)          (1,022)            (531)
Writedowns                                                                  0                0                0                0
Credit Losses                                                              (7)               0                0                0
Sales                                                                      (0)              (1)               1               (0)
                                                                   ----------       ----------       ----------       ----------
 Change in Mortgage Assets (Amortized Cost)                        $  778,138       $  365,484       $  442,104       $  133,507

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 3  (CONTINUED)                                                                          AT OR
MORTGAGE ASSET CHARACTERISTICS                                                           FOR YEAR ENDING
(ALL DOLLARS IN THOUSANDS)                                          ---------------------------------------------------------
                                                                      DEC. 31,        DEC. 31,        DEC. 31,       DEC. 31,
                                                                       1997             1996           1995           1994
                                                                    ----------       ----------     ----------     ----------
Average Characteristics of Loans and Securities
(Mortgage Assets) at End of Period
Single-Family Properties                                                   100%             100%           100%           100%
Short-Term Adjustable Rate (Next reset in 12 months or less)                98%             100%           100%           100%
Hybrid Adjustable Rate (Next reset in more than 12 months)                   2%               0%             0%             0%
First Lien                                                                 100%             100%           100%           100%
Average Credit Rating Equivalent                                           AA+              AA+            AA+            AA+
Amortized Cost as % of Principal Value                                  102.23%          101.81%         98.33%         99.59%
Coupon Rate                                                               7.71%            7.75%          7.50%          6.00%
Months to Next Coupon Adjustment (Short-Term Adjustable Rate)                4                5              3              3
Months to Next Coupon Adjustment (Hybrid Adjustable Rate)                   21              n/a            n/a            n/a
                                                                    ----------       ----------     ----------     ----------
Months to Next Coupon Adjustment (Total Adjustable Rate)                     4                5              3              3
Level of Index                                                            5.68%            5.58%          5.44%          6.94%
Net Margin                                                                2.06%            2.24%          2.08%          2.25%
Fully Indexed Coupon Rate                                                 7.74%            7.82%          7.52%          9.19%
Coupon Versus Fully-Indexed Rate                                         -0.03%           -0.07%         -0.02%         -3.19%
Net Life Cap                                                             12.08%           11.73%         11.54%         11.48%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                            46.1%            24.5%           6.1%           0.0%
Mortgage Securities: AAA/AA                                               53.6%            73.0%          81.5%          92.9%
Mortgage Securities: A/BBB                                                 0.0%             1.2%           5.8%           4.3%
Mortgage Securities: Below BBB                                             0.3%             1.3%           6.6%           2.8%
                                                                    ----------       ----------     ----------     ----------
Total Mortgage Assets (%)                                                100.0%           100.0%         100.0%         100.0%
Total Mortgage Assets (Amortized Cost)                              $3,372,943       $2,155,469     $  436,236     $  120,135


Percentage of Mortgage Assets by Index, Adjustment
Frequency, and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                           20.2%             1.4%           7.6%           3.9%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                    21.5%            36.2%          60.3%          78.3%
6 Month LIBOR, adjusts every 6 months, no periodic cap                    11.2%             0.0%           0.0%           0.0%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap             1.2%             2.5%          12.2%          17.8%
6 Mo. Treasury, adjusts every 6 months, 2% annualized periodic cap         0.6%             1.1%           0.0%           0.0%
6 Month Treasury, adjusts every 6 months, no periodic cap                  0.5%             0.9%           4.9%           0.0%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                   1.6%             0.0%           0.0%           0.0%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                   0.0%             0.0%           0.0%           0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                      41.6%            55.7%          12.3%           0.0%
12 Month Treasury, adjusts annually, no periodic cap                       0.1%             0.0%           0.0%           0.0%
Other                                                                      1.5%             2.2%           2.7%           0.0%
                                                                    ----------       ----------     ----------     ----------
Total Mortgage Assets (%)                                                100.0%           100.0%         100.0%         100.0%
Total Mortgage Assets (Principal Value)                             $3,299,212       $2,117,244     $  443,625     $  120,627

Net Mortgage Asset Growth
Mortgage Acquisitions                                               $2,301,711       $1,982,864     $  354,572     $  121,297
Mortgage Principal Repayments                                         (973,132)        (258,424)       (38,824)        (1,244)
Amortization                                                           (23,361)          (5,200)           357             82
Writedowns                                                                   0                0              0              0
Credit Losses                                                             (179)              (7)            (4)            (0)
Sales                                                                  (87,565)               0              0              0
                                                                    ----------       ----------     ----------     ----------
 Change in Mortgage Assets (Amortized Cost)                         $1,217,474       $1,719,233     $  316,101     $  120,135

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4                                                                 AT                             AT
MORTGAGE LOAN SUMMARY                                              ----------   -------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                           MAR. 31,    DEC. 31,      SEP. 30,    JUN. 30,      MAR. 31,
                                                                       1998        1997          1997        1997          1997
                                                                   ----------   ----------   ----------   ----------   ----------
Number of Loans                                                         5,939        5,041        4,651        3,983        2,795
Principal Value                                                    $1,837,518   $1,519,837   $1,348,839   $1,111,376   $  716,137
Amortized Cost                                                      1,875,433    1,554,681    1,379,691    1,136,694      731,957
Reported Value (Net of Credit Reserve)                              1,871,984    1,551,826    1,378,328    1,135,765      730,035
Estimated Bid-Side Market Value                                     1,872,775    1,552,586    1,379,166    1,136,004      729,561

Short-Term Adjustable Rate (Next reset in 12 months or less)               82%          96%          96%          95%          92%
Hybrid Adjustable Rate (Next reset in more than 12 months)                 18%           4%           4%           5%           8%
Single-Family                                                             100%         100%         100%         100%         100%
"A" Quality Underwriting                                                  100%         100%         100%         100%         100%
First Lien                                                                100%         100%         100%         100%         100%
Primary Residence (Owner-Occupied)                                         89%          89%          91%          92%          94%
Second Home                                                                 8%           8%           7%           6%           4%
Investor Property                                                           3%           3%           2%           2%           2%

Average Loan Size                                                  $      309   $      301   $      290   $      279   $      256
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)          19%          18%          19%          20%          20%
Loan Balance Greater Than $500,000                                         36%          37%          33%          27%          14%
Original Loan-To-Value Ratio (LTV)                                         77%          78%          77%          78%          74%
Original LTV > 80%                                                         35%          38%          35%          33%          24%
% of Original LTV > 80% with Primary Mortgage                              97%          95%          96%          94%          94%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                           67%          66%          66%          69%          68%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                           3%           4%           4%           6%           9%
1991 Origination                                                            *            *            *            1%           1%
  1992                                                                      1%           1%           1%           2%           3%
  1993                                                                      2%           4%           4%           6%           9%
  1994                                                                     10%          13%          17%          23%          41%
  1995                                                                      1%           1%           2%           2%           4%
  1996                                                                      8%          11%          14%          18%          30%
  1997                                                                     64%          66%          58%          42%           2%
  1998                                                                     11%           0%           0%           0%           0%
Average Seasoning in Months                                                16           18           19           22           33

Northern California                                                        13%          11%          13%          13%          17%
Southern California                                                        17%          18%          19%          21%          24%
Florida                                                                     9%           9%           9%           8%           5%
New York                                                                    7%           7%           6%           5%           4%
Georgia                                                                     5%           5%           4%           3%           2%
Colorado                                                                    4%           4%           3%           3%           2%
New Jersey                                                                  4%           4%           4%           4%           3%
Texas                                                                       4%           4%           4%           4%           3%
Connecticut                                                                 4%           4%           4%           4%           3%
Illinois                                                                    3%           3%           3%           3%           4%
Maryland                                                                    3%           3%           3%           4%           6%
Massachusetts                                                               3%           2%           2%           2%           3%
Other States                                                               24%          26%          26%          26%          24%
*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4 (CONTINUED)                                                                   AT
MORTGAGE LOAN SUMMARY                                              -----------------------------------------
(ALL DOLLARS IN THOUSANDS)                                          DEC. 31,  SEP. 30,   JUN. 30,   MAR. 31,
                                                                     1996       1996       1996      1996
                                                                   --------   --------   --------   --------
Number of Loans                                                       2,172        478        257        101
Principal Value                                                    $515,033   $126,426   $ 69,154   $ 24,831
Amortized Cost                                                      527,280    127,808     69,680     24,851
Reported Value (Net of Credit Reserve)                              525,475    127,694     69,666     24,861
Estimated Bid-Side Market Value                                     525,475    127,694     69,666     24,861

Short-Term Adjustable Rate (Next reset in 12 months or less)            100%       100%       100%       100%
Hybrid Adjustable Rate (Next reset in more than 12 months)                0%         0%         0%         0%
Single-Family                                                           100%       100%       100%       100%
"A" Quality Underwriting                                                100%       100%       100%       100%
First Lien                                                              100%       100%       100%       100%
Primary Residence (Owner-Occupied)                                       94%        99%        99%       100%
Second Home                                                               4%         1%         1%         0%
Investor Property                                                         2%         0%         0%         0%

Average Loan Size                                                  $    237   $    264   $    269   $    246
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)        22%        15%        13%        27%
Loan Balance Greater Than $500,000                                        8%        12%        13%        25%
Original Loan-To-Value Ratio (LTV)                                       77%        78%        76%        77%
Original LTV > 80%                                                       25%        32%        23%        27%
% of Original LTV > 80% with Primary Mortgage                            97%       100%       100%       100%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                         73%        73%        73%        73%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                        13%         0%         0%         0%
1991 Origination                                                          2%         0%         0%         0%
   1992                                                                   4%         0%         0%         0%
   1993                                                                  14%         7%         1%         0%
   1994                                                                  52%        43%         2%         2%
   1995                                                                   7%        32%        63%        98%
   1996                                                                   8%        18%        34%         0%
   1997                                                                   0%         0%         0%         0%
   1998                                                                   0%         0%         0%         0%
Average Seasoning in Months                                              37          9          4          7

Northern California                                                      18%        34%        30%        30%
Southern California                                                      26%        51%        43%        46%
Florida                                                                   4%         *          1%         1%
New York                                                                  3%         *          *          0%
Georgia                                                                   2%         *          1%         1%
Colorado                                                                  1%         2%         3%         3%
New Jersey                                                                3%         *          *          1%
Texas                                                                     2%         1%         1%         4%
Connecticut                                                               3%         1%         1%         1%
Illinois                                                                  4%         *          1%         0%
Maryland                                                                  8%         *          1%         2%
Massachusetts                                                             3%         *          1%         2%
Other States                                                             23%        11%        17%         9%
*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4  (CONTINUED)                                                                           AT
                                                                     ---------------------------------------------------
MORTGAGE LOAN SUMMARY                                                DEC. 31,        DEC. 31,      DEC. 31,     DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                            1997            1996           1995         1994
                                                                     ---------     ---------     ---------   ---------
Number of Loans                                                          5,041         2,172           109           0
Principal Value                                                     $1,519,837    $  515,033    $   26,411        $  0
Amortized Cost                                                       1,554,681       527,280        26,449           0
Reported Value (Net of Credit Reserve)                               1,551,826       525,475        26,450           0
Estimated Bid-Side Market Value                                      1,552,586       525,475        26,450           0


Short-Term Adjustable Rate (Next reset in 12 months or less)                96%          100%          100%        n/a
Hybrid Adjustable Rate (Next reset in more than 12 months)                   4%            0%            0%        n/a
Single-Family                                                              100%          100%          100%        n/a
"A" Quality Underwriting                                                   100%          100%          100%        n/a
First Lien                                                                 100%          100%          100%        n/a
Primary Residence (Owner-Occupied)                                          89%           94%          100F        n/a
Second Home                                                                  8%            4%            0%        n/a
Investor Property                                                            3%            2%            0%        n/a

Average Loan Size                                                   $      301    $      237    $      242         n/a
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)           18%           22%           11%        n/a
Loan Balance Greater Than $500,000                                          37%            8%           13%        n/a
Original Loan-To-Value Ratio (LTV)                                          78%           77%           76%        n/a
Original LTV > 80%                                                          38%           25%           26%        n/a
% of Original LTV > 80% with Primary Mortgage                               95%           97%          100%        n/a
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                            66%           73%           72%        n/a
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                            4%           13%            0%        n/a
1991 Origination                                                             *             2%            0%        n/a
  1992                                                                       1%            4%            0%        n/a
  1993                                                                       4%           14%            0%        n/a
  1994                                                                      13%           52%            2%        n/a
  1995                                                                       1%            7%           98%        n/a
  1996                                                                      11%            8%            0%        n/a
  1997                                                                      66%            0%            0%        n/a
                                                                          1998             0%            0%        n/a
Average Seasoning in Months                                                 18            37             4         n/a

Northern California                                                         11%           18%           30%        n/a
Southern California                                                         18%           26%           44%        n/a
Florida                                                                      9%            4%            1%        n/a
New York                                                                     7%            3%            0%        n/a
Georgia                                                                      5%            2%            1%        n/a
Colorado                                                                     4%            1%            3%        n/a
New Jersey                                                                   4%            3%            1%        n/a
Texas                                                                        4%            2%            4%        n/a
Connecticut                                                                  4%            3%            1%        n/a
Illinois                                                                     3%            4%            0%        n/a
Maryland                                                                     3%            8%            2%        n/a
Massachusetts                                                                2%            3%            2%        n/a
Other States                                                                26%           22%           11%        n/a
*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 5                                                                                FOR THREE MONTHS ENDING
EARNING ASSET YIELD, INTEREST RATE SPREAD                            ------    -----------------------------------------
AND INTEREST RATE MARGIN                                             MAR. 31,  DEC. 31,   SEP. 30,   JUN. 30,    MAR. 31,
                                                                      1998       1997       1997       1997       1997
                                                                     ------     ------     ------     ------     ------
Mortgage Coupon Rate (All Mortgage Assets)                             7.65%      7.70%      7.77%      7.74%      7.70%
Amortized Cost as % of Principal Value                               102.21%    102.20%    102.22%    102.15%    101.84%
Coupon Yield on Amortized Cost                                         7.49%      7.53%      7.60%      7.57%      7.56%

Effect of Premium/Discount Amortization                               -0.99%     -0.98%     -0.79%     -0.71%     -0.68%

Mortgage Yield                                                         6.50%      6.55%      6.81%      6.86%      6.88%
Cash Yield                                                             5.51%      5.59%      5.60%      5.52%      5.33%
                                                                     ------     ------     ------     ------     ------
Earning Asset Yield (Mortgages plus Cash)                              6.49%      6.54%      6.80%      6.86%      6.87%

Cost of Funds of Short-Term Borrowings                                 5.77%      5.96%      5.98%      5.86%      5.62%
Cost of Funds of Long-Term Borrowings                                  6.44%      6.40%      6.28%       n/a        n/a
                                                                     ------     ------     ------     ------     ------
Total Cost of Funds                                                    6.01%      6.09%      6.02%      5.86%      5.62%
Cost of Hedging (as % of Borrowings)                                   0.18%      0.17%      0.14%      0.13%      0.12%
Interest Rate Spread                                                   0.30%      0.28%      0.64%      0.87%      1.13%

Net Interest Margin (Net Interest Income/Assets)                       0.75%      0.72%      1.12%      1.31%      1.57%
Net Interest Income/Average Equity                                     7.45%      7.06%     11.13%     13.25%     15.30%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                     0.07%      0.06%      0.11%      0.10%      0.12%
Credit Provisions as a % of Equity                                     0.70%      0.59%      1.09%      1.06%      1.17%

Operating Expenses to Average Assets                                   0.22%      0.13%      0.13%      0.16%      0.20%
Operating Expenses to Average Equity                                   2.24%      1.29%      1.33%      1.66%      1.97%
Efficiency Ratio (Op. Exp./Net Int. Income)                           30.14%     18.25%     11.93%     12.51%     12.86%
Average Assets Per Employee ($MM)                                   $   192    $   242    $   244    $   257    $   221

GAAP Return on Total Equity                                            3.66%      5.80%      8.73%     10.53%     12.16%
GAAP Return on Common Equity                                           3.10%      5.43%      8.60%     10.65%     12.44%
Taxable Income Return on Total Equity                                  5.28%      6.38%      9.43%     11.34%     13.34%
Taxable Income Return on Common Equity                                 4.86%      6.06%      9.36%     11.55%     13.79%

GAAP Return on Average Assets                                          0.37%      0.59%      0.88%      1.04%      1.25%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools               26%        27%        24%        23%        24%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                 38%        43%        31%        28%        32%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                       22%        24%        23%        28%        24%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                         32%        29%        29%        35%        32%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                 29%        30%        25%        22%        23%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                    44%        53%        33%        26%        31%

SUPPLEMENTAL HISTORICAL INFORMATION



TABLE 5  (CONTINUED)                                                       FOR THREE MONTHS ENDING
EARNING ASSET YIELD, INTEREST RATE SPREAD                          ----------------------------------------
AND INTEREST RATE MARGIN                                            DEC. 31,  SEP. 30,   JUN. 30,  MAR. 31,
                                                                     1996       1996       1996      1996
                                                                   --------   --------   --------  --------
Mortgage Coupon Rate (All Mortgage Assets)                             7.58%      7.52%      7.47%     7.73%
Amortized Cost as % of Principal Value                               101.41%    100.98%     99.95%    98.85%
Coupon Yield on Amortized Cost                                         7.48%      7.44%      7.48%     7.82%

Effect of Premium/Discount Amortization                               -0.59%     -0.52%     -0.56%    -0.44%

Mortgage Yield                                                         6.89%      6.92%      6.92%     7.38%
Cash Yield                                                             5.31%      5.30%      5.61%     5.93%
                                                                    --------   --------   --------  --------
Earning Asset Yield (Mortgages plus Cash)                              6.87%      6.90%      6.90%     7.34%

Cost of Funds of Short-Term Borrowings                                 5.76%      5.78%      5.57%     5.69%
Cost of Funds of Long-Term Borrowings                                    n/a        n/a        n/a       n/a
                                                                    --------   --------   --------  --------
Total Cost of Funds                                                    5.76%      5.78%      5.57%     5.69%
Cost of Hedging (as % of Borrowings)                                   0.12%      0.14%      0.16%     0.14%
Interest Rate Spread                                                   0.99%      0.98%      1.17%     1.51%

Net Interest Margin (Net Interest Income/Assets)                       1.55%      1.58%      1.85%     2.17%
Net Interest Income/Average Equity                                    13.01%     12.40%     12.14%    14.92%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                     0.10%      0.18%      0.25%     0.26%
Credit Provisions as a % of Equity                                     0.81%      1.40%      1.62%     1.78%

Operating Expenses to Average Assets                                   0.21%      0.23%      0.31%     0.38%
Operating Expenses to Average Equity                                   1.72%      1.82%      2.02%     2.64%
Efficiency Ratio (Op. Exp./Net Int. Income)                           13.23%     14.69%     16.63%    17.71%
Average Assets Per Employee ($MM)                                   $   155    $   115    $    84   $    70

GAAP Return on Total Equity                                           10.48%      9.18%      8.50%    10.50%
GAAP Return on Common Equity                                          10.53%      9.06%      8.50%    10.50%
Taxable Income Return on Total Equity                                 11.75%     10.97%     10.69%    13.69%
Taxable Income Return on Common Equity                                12.03%     11.06%     10.69%    13.69%

GAAP Return on Average Assets                                          1.25%      1.17%      1.30%     1.52%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools               23%        24%        29%       26%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                 26%        28%        29%       27%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                       32%        19%        28%       19%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                         42%        25%        37%       25%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                 22%        24%        29%       26%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                    24%        28%        28%       27%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 5  (CONTINUED)
EARNING ASSET YIELD, INTEREST RATE SPREAD                                         FOR YEAR ENDING
                                                                    -------------------------------------------
AND INTEREST RATE MARGIN                                            DEC. 31,    DEC. 31,     DEC. 31,   DEC. 31,
                                                                      1997       1996         1995       1994
                                                                    --------    --------    --------   --------
Mortgage Coupon Rate (All Mortgage Assets)                              7.72%       7.55%       7.16%      6.09%
Amortized Cost as % of Principal Value                                102.13%     100.68%      99.02%    100.02%
Coupon Yield on Amortized Cost                                          7.56%       7.50%       7.23%      6.09%

Effect of Premium/Discount Amortization                                -0.81%      -0.55%       0.17%      0.45%

Mortgage Yield                                                          6.75%       6.95%       7.40%      6.54%
Cash Yield                                                              5.53%       5.51%       5.43%      4.73%
                                                                    --------    --------    --------   --------
Earning Asset Yield (Mortgages plus Cash)                               6.74%       6.93%       7.36%      6.33%

Cost of Funds of Short-Term Borrowings                                  5.86%       5.71%       6.06%      5.55%
Cost of Funds of Long-Term Borrowings                                   6.31%        n/a         n/a        n/a
                                                                    --------    --------    --------   --------
Total Cost of Funds                                                     5.92%       5.71%       6.06%      5.55%
Cost of Hedging (as % of Borrowings)                                    0.14%       0.13%       0.19%      0.06%
Interest Rate Spread                                                    0.68%       1.09%       1.11%      0.72%

Net Interest Margin (Net Interest Income/Assets)                        1.14%       1.69%       2.17%      2.50%
Net Interest Income/Average Equity                                     11.27%      12.90%      11.03%      7.27%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                      0.10%       0.17%       0.22%      0.00%
Credit Provisions as a % of Equity                                      0.95%       1.29%       1.14%      0.00%

Operating Expenses to Average Assets                                    0.15%       0.26%       0.51%      0.69%
Operating Expenses to Average Equity                                    1.52%       1.94%       2.61%      2.01%
Efficiency Ratio (Op. Exp./Net Int. Income)                            13.47%      15.08%      23.66%     27.73%
Average Assets Per Employee ($MM)                                    $   242     $   109     $    39    $    12

GAAP Return on Total Equity                                             8.98%       9.66%       7.28%      5.25%
GAAP Return on Common Equity                                            8.87%       9.61%       7.28%      5.25%
Taxable Income Return on Total Equity                                   9.76%      11.55%       8.84%      4.86%
Taxable Income Return on Common Equity                                  9.73%      11.68%       8.84%      4.86%

GAAP Return on Average Assets                                           0.91%       1.27%       1.43%      1.81%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools                25%         25%         19%         9%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                  34%         27%         18%         7%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                        24%         26%          5%       n/a
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                          31%         35%          6%       n/a

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                  25%         24%         19%         9%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                     36%         27%         19%         2%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 6                                                                                           AT OR
AVERAGE DAILY BALANCE SHEET                                                             FOR THREE MONTHS ENDING
                                                             ----------    ---------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                     MAR. 31,      DEC. 31,    SEP. 30,       JUN. 30,     MAR. 31,
                                                                1998          1997         1997           1997         1997
                                                             ----------    ----------   ----------     ----------   ----------
Cash                                                         $   27,907    $   28,592   $   35,647     $   19,307   $   12,147
Mortgage Loans                                                1,546,869     1,360,029    1,155,099        758,445      574,781
Mortgage Securities                                           1,745,368     1,914,118    2,136,442      2,111,832    1,658,629
Credit Reserve                                                   (5,126)       (4,679)      (3,873)        (3,083)      (2,394)
Market Valuation Adjustment, Mortgage Assets                     (4,272)        5,937        6,072          1,913        1,022
Interest Rate Agreements                                         10,394        11,207       11,943         11,185        6,899
Market Valuation Adjustment, Interest Rate Agreements            (8,863)       (8,792)      (8,640)        (4,576)      (4,004)
Other Assets                                                     98,835       117,643       85,689         75,928       58,856
                                                             ----------    ----------   ----------     ----------   ----------
Total Assets                                                  3,411,112     3,424,055    3,418,379      2,970,951    2,305,936
                                                             ----------    ----------   ----------     ----------   ----------


Short-Term Borrowings                                         1,942,426     2,144,794    2,695,438      2,659,914    2,056,051
Long-Term Borrowings                                          1,124,190       910,870      355,028              0            0
Other Liabilities                                                14,602        20,912       24,714         20,530       15,691
                                                             ----------    ----------   ----------     ----------   ----------
Total Liabilities                                             3,081,218     3,076,576    3,075,181      2,680,444    2,071,742
                                                             ----------    ----------   ----------     ----------   ----------

Preferred Stock                                                  26,733        26,733       26,733         28,946       29,545
Common Stock                                                    321,423       328,384      321,492        265,561      208,426
Market Valuation Adjustment                                     (13,136)       (2,855)      (2,568)        (2,663)      (2,982)
Retained Earnings, after Dividend                                (5,127)       (4,783)      (2,458)        (1,337)        (795)
                                                             ----------    ----------   ----------     ----------   ----------
Stockholders' Equity                                         $  329,894    $  347,479   $  343,199     $  290,507   $  234,194
                                                             ==========    ==========   ==========     ==========   ==========


Amortized Cost of Total Assets                               $3,424,247    $3,426,910   $3,420,947     $2,973,614   $2,308,918
Equity, before Market Valuation Adjustments                     343,029       350,334      345,767        293,170      237,176


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                67.8%         62.0%        84.1%         100.0%       100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                      11.4%         13.8%         9.9%           0.0%         0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                       4.2%          5.3%         6.0%           0.0%         0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                    16.6%         18.9%         0.0%           0.0%         0.0%
                                                             ----------    ----------   ----------     ----------   ----------

Total Borrowings %                                                100.0%        100.0%       100.0%         100.0%       100.0%
Total Borrowings  $                                          $3,369,297    $3,087,326   $3,137,140     $3,102,784   $2,373,279


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                            $    6,468    $   24,893   $   28,758     $   29,425   $   12,985
Estimated Borrowing Capacity                                    174,702       182,713      206,442        160,338      140,561
                                                             ----------    ----------   ----------     ----------   ----------

Total Liquidity                                              $  181,170    $  207,606   $  235,200     $  189,763   $  153,546
Total Liquidity as Percent of Short-Term Borrowings                   8%           11%           9%             6%           6%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                       $   85,048    $   86,173   $   86,934     $   87,661   $   65,107
Unamortized Discount of Mortgage Assets                         (12,131)      (12,442)     (14,387)       (15,091)     (15,641)
Unamortized Premium of Long-Term Debt                            (5,551)       (5,795)           0              0            0
                                                             ----------    ----------   ----------     ----------   ----------
Net Premium                                                  $   67,366    $   67,937   $   72,548     $   72,569   $   49,466
Net Premium as % of Equity (before Market Value Adjustments)       19.7%         19.7%        20.5%          24.4%        20.1%
Net Premium as Percent of Assets (Amortized Cost)                   1.8%          2.0%         2.1%           2.1%         1.9%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 6  (CONTINUED)                                                                  AT OR
AVERAGE DAILY BALANCE SHEET                                                   FOR THREE MONTHS ENDING
                                                              --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                      DEC. 31,       SEP. 30,       JUN. 30,        MAR. 31,
                                                                 1996           1996            1996          1996
                                                              -----------    -----------    -----------    -----------
Cash                                                          $    16,137    $    18,854    $    14,402    $    14,639
Mortgage Loans                                                    143,368         93,991         45,313         25,279
Mortgage Securities                                             1,347,617      1,010,853        688,697        457,841
Credit Reserve                                                     (1,952)        (1,491)        (1,002)          (594)
Market Valuation Adjustment, Mortgage Assets                          603         (2,279)        (3,865)        (3,880)
Interest Rate Agreements                                            4,681          3,185          2,737          2,503
Market Valuation Adjustment, Interest Rate Agreements              (3,513)        (1,352)        (1,080)        (1,836)
Other Assets                                                       41,430         30,129         21,566         13,094
                                                              -----------    -----------    -----------    -----------
Total Assets                                                    1,548,371      1,151,890        766,768        507,046
                                                              -----------    -----------    -----------    -----------

Short-Term Borrowings                                           1,351,510        999,229        651,643        435,979
Long-Term Borrowings                                                    0              0              0              0
Other Liabilities                                                  14,898          8,728          2,472          2,324
                                                              -----------    -----------    -----------    -----------
Total Liabilities                                               1,366,408      1,007,957        654,115        438,303
                                                              -----------    -----------    -----------    -----------


Preferred Stock                                                    29,671         15,179              0              0
Common Stock                                                      156,594        132,924        117,695         73,998
Market Valuation Adjustment                                        (2,910)        (3,631)        (4,945)        (5,716)
Retained Earnings, after Dividend                                  (1,392)          (539)           (97)           461
                                                              -----------    -----------    -----------    -----------
Stockholders' Equity                                          $   181,963    $   143,933    $   112,653    $    68,743
                                                              ===========    ===========    ===========    ===========


Amortized Cost of Total Assets                                $ 1,551,281    $ 1,155,521    $   771,713    $   512,762
Equity, before Market Valuation Adjustments                       184,873        147,564        117,598         74,459


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                 100.0%         100.0%         100.0%         100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                         0.0%           0.0%           0.0%           0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                         0.0%           0.0%           0.0%           0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                       0.0%           0.0%           0.0%           0.0%
                                                              -----------    -----------    -----------    -----------
Total Borrowings %                                                  100.0%         100.0%         100.0%         100.0%
Total Borrowings $                                            $ 1,953,103    $ 1,225,094    $   896,214    $   508,721



LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                             $    11,068    $    14,599    $    10,407    $     9,705
Estimated Borrowing Capacity                                      123,995         99,126         69,581         29,153
                                                              -----------    -----------    -----------    -----------
Total Liquidity                                               $   135,063    $   113,725    $    79,988    $    38,858
Total Liquidity as Percent of Short-Term Borrowings                     7%             9%             9%             8%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                        $    54,318    $    32,607    $    22,690    $    12,790
Unamortized Discount of Mortgage Assets                           (16,093)       (16,338)       (16,608)       (16,854)
Unamortized Premium of Long-Term Debt                                   0              0              0              0
                                                              -----------    -----------    -----------    -----------

Net Premium                                                   $    38,225    $    16,270    $     6,082    $    (4,064)
Net Premium as % of Equity (before Market Value Adjustments)         17.8%           9.8%           4.7%          -5.6%
Net Premium as Percent of Assets (Amortized Cost)                     1.7%           1.2%           0.6%          -0.7%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 6  (CONTINUED)                                                                    AT OR
AVERAGE DAILY BALANCE SHEET                                                       FOR YEAR ENDING
                                                              --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                      DEC. 31,       DEC. 31,       DEC. 31,       DEC. 31,
                                                                  1997           1996           1995           1994
Cash                                                          $    24,001    $    16,016    $     4,272    $     6,627
Mortgage Loans                                                    964,768         77,215          5,006              0
Mortgage Securities                                             1,956,452        877,907        204,284         50,080
Credit Reserve                                                     (3,514)        (1,262)           (92)             0
Market Valuation Adjustment, Mortgage Assets                       (1,134)        (2,347)           (78)          (583)
Interest Rate Agreements                                           10,325          3,280          2,039            759
Market Valuation Adjustment, Interest Rate Agreements              (2,482)        (1,948)        (1,046)            31
Other Assets                                                       84,693         26,606          5,107            948
                                                              -----------    -----------    -----------    -----------
Total Assets                                                    3,033,108        995,467        219,492         57,862
                                                              -----------    -----------    -----------    -----------

Short-Term Borrowings                                           2,390,132        861,316        174,926         37,910
Long-Term Borrowings                                              319,076              0              0              0
Other Liabilities                                                  20,488          7,131          2,342            367
                                                              -----------    -----------    -----------    -----------
Total Liabilities                                               2,729,696        868,447        177,268         38,277
                                                              -----------    -----------    -----------    -----------

Preferred Stock                                                    27,978         11,274              0              0
Common Stock                                                      281,405        120,436         43,390         20,941
Market Valuation Adjustment                                        (3,617)        (4,295)        (1,124)          (552)
Retained Earnings, after Dividend                                  (2,354)          (395)           (42)          (804)
                                                              -----------    -----------    -----------    -----------
Stockholders' Equity                                          $   303,412    $   127,020    $    42,224    $    19,585
                                                              ===========    ===========    ===========    ===========

Amortized Cost of Total Assets                                $ 3,036,725    $   999,762    $   220,616    $    58,414
Equity, before Market Valuation Adjustments                       307,029        131,315         43,349         20,137


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                  62.0%         100.0%         100.0%         100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                        13.8%           0.0%           0.0%           0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                         5.3%           0.0%           0.0%           0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                      18.9%           0.0%           0.0%           0.0%
                                                              -----------    -----------    -----------    -----------
Total Borrowings %                                                  100.0%         100.0%         100.0%         100.0%
Total Borrowings $                                            $ 3,087,326    $ 1,953,103    $   370,316    $   100,376


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                             $    24,893    $    11,068    $     4,825    $     1,027
Estimated Borrowing Capacity                                      182,713        123,995         38,698         11,907
                                                              -----------    -----------    -----------    -----------
Total Liquidity                                               $   207,606    $   135,063    $    43,523    $    12,934
Total Liquidity as Percent of Short-Term Borrowings                    11%             7%            12%            13%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                        $    86,173    $    54,318    $     9,644    $       827
Unamortized Discount of Mortgage Assets                           (12,442)       (16,093)       (17,032)        (1,320)
Unamortized Premium of Long-Term Debt                              (5,795)             0              0              0
                                                              -----------    -----------    -----------    -----------
Net Premium                                                   $    67,937    $    38,225    $    (7,389)   $      (493)
Net Premium as % of Equity (before Market Value Adjustments)         19.7%          17.8%        -10.0%          -2.2%
Net Premium as Percent of Assets (Amortized Cost)                     2.0%           1.7%         -1.7%          -0.4%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 7                                                                                              AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                               FOR THREE MONTHS ENDING
                                                                  ----------   -------------------------------------------------
  REALIZABLE VALUE                                                 MAR. 31,     DEC. 31,    SEP. 30,      JUN. 30,      MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                           1998         1997        1997          1997         1997
                                                                  ----------   ----------  ----------    ----------   ----------
Cash                                                                $ 32,202     $ 49,549    $ 57,696      $ 29,425     $ 12,985
Mortgage Loans                                                     1,872,775    1,552,586   1,379,166     1,136,004      729,561
Mortgage Securities                                                1,770,566    1,814,796   2,059,595     2,227,389    1,874,679
Interest Rate Agreements                                               2,584        1,522       2,169         4,206        5,773
Other Assets                                                          36,522       25,156      26,048        25,857       19,291
Short-Term Borrowings                                              2,288,018    1,914,525   2,639,773     3,102,784    2,373,279
Long-Term Borrowings                                               1,080,530    1,172,938     497,465             0            0
Other Liabilities                                                     13,288       21,201      30,628        27,515       23,411
                                                                  ----------   ----------  ----------    ----------   ----------

"Mark-To-Market" of Total Equity                                     332,812      334,945     356,808       292,582      245,598
Liquidation Cost of Preferred Equity                                  28,195       28,195      28,195        28,195       30,989
                                                                  ----------   ----------  ----------    ----------   ----------
"Mark-To-Market" of Common Equity                                   $304,617     $306,750    $328,613      $264,387     $214,610

"Mark-To-Market" of Common Equity / Common Share Outstanding        $  21.65     $  21.47    $  22.54      $  19.95     $  18.03

Reported Common Equity Per Common Share Outstanding                 $  21.53     $  21.55    $  22.61      $  20.11     $  18.17

Historical Cost of Common Equity Per Common Share Outstanding       $  22.46     $  22.25    $  22.49      $  20.39     $  18.16


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                            10.0%        10.2%       10.1%          9.9%        10.3%
Average Risk-Adjusted Capital Guideline                                  7.8%         8.1%        9.0%          9.5%        10.1%
Average Balance Sheet Capacity Utilization                                77%          79%         89%           96%          98%
Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                             8.88%        9.71%      10.12%         8.55%        9.28%
Ending Risk-Adjusted Capital Guideline                                  7.59%        7.51%       8.59%         9.41%       10.09%
Excess Capital                                                      $ 50,814     $ 76,189    $ 54,038      $(29,417)    $(21,029)
Estimated Asset Growth Potential (Same Asset Mix and Funding)       $669,357   $1,013,956    $629,081     $(312,637)   $(208,706)
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                               $4,386,544   $4,748,787  $5,373,637    $4,005,833   $3,589,525


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Invesments in Assets with Short-Term Funding
  Agencies                                                              22.0%        24.1%       26.2%         36.0%        37.1%
  Mortgage Securities Rated "AAA" or "AA"                               27.8%        27.6%       27.0%         36.6%        37.2%
  Mortgage Securities Rated "A" or below                                 0.0%         0.0%        6.0%          6.4%         7.6%
  Whole Loans                                                           18.1%         8.2%       18.3%         31.1%        26.7%
                                                                  ----------   ----------  ----------    ----------   ----------
Equity Investment in Assets with Short-Term Funding                     67.9%        59.9%       77.5%        110.1%       108.6%

Equity Investment in Assets with Long-Term, Non-Recourse Funding (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                 2.8%         2.7%        0.0%          0.0%         0.0%
  Whole Loans                                                           14.0%        14.7%        7.4%          0.0%         0.0%
                                                                  ----------   ----------  ----------    ----------   ----------
Equity Investment in Assets with Long-Term, Non-Recourse Funding        16.8%        17.4%        7.4%          0.0%         0.0%
Excess Capital                                                          15.3%        22.7%       15.1%       -10.1%        -8.6%
                                                                  ----------   ----------  ----------    ----------   ----------
Total Market-Value of Capital %                                        100.0%       100.0%      100.0%        100.0%       100.0%
Total Market-Value of Capital $                                     $332,812     $334,945    $356,808      $292,582     $245,598

Capital Utilization at Period-End                                         85%          77%         85%          110%         109%
Capital Utilization at Period-End assuming all Whole
  Loans use Long-Term, Non-Recourse Funding                               76%          73%         76%           95%          95%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 7  (CONTINUED)                                                                            AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                          FOR THREE MONTHS ENDING
                                                                      ------------------------------------------------------
  REALIZABLE VALUE                                                      DEC. 31,       SEP. 30,      JUN. 30,      MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                1996          1996          1996          1996
                                                                      -----------    -----------   -----------   -----------

Cash                                                                  $    11,068    $    14,599   $    10,407   $     9,705
Mortgage Loans                                                            525,475        127,694        69,666        24,861
Mortgage Securities                                                     1,627,953      1,248,176       937,814       540,298
Interest Rate Agreements                                                    2,601            873         1,351         1,233
Other Assets                                                               16,778         11,766         8,864         4,987
Short-Term Borrowings                                                   1,953,103      1,225,094       896,214       508,721
Long-Term Borrowings                                                            0              0             0             0
Other Liabilities                                                          19,531         14,457         7,522         4,240
                                                                      -----------    -----------   -----------   -----------
"Mark-To-Market" of Total Equity                                          211,241        163,557       124,366        68,123
Liquidation Cost of Preferred Equity                                       31,194         31,194             0             0
                                                                      -----------    -----------   -----------   -----------
"Mark-To-Market" of Common Equity                                     $   180,047    $   132,363   $   124,366   $    68,123

"Mark-To-Market" of Common Equity / Common Share Outstanding          $     16.37    $     14.59   $     14.60   $     12.34

Reported Common Equity Per Common Share Outstanding                   $     16.50    $     14.75   $     14.59   $     12.34

Historical Cost of Common Equity Per Common Share Outstanding         $     16.81    $     14.98   $     15.12   $     13.26


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                                 11.9%          12.8%         15.2%         14.5%
Average Risk-Adjusted Capital Guideline                                      10.2%          10.7%         11.4%         12.8%
Average Balance Sheet Capacity Utilization                                     86%            84%           75%           88%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                                  9.66%         11.65%        12.09%        11.72%
Ending Risk-Adjusted Capital Guideline                                       9.97%         10.32%        10.77%        11.72%
Excess Capital                                                        $    (6,798)   $    18,664   $    13,566   $        26
Estimated Asset Growth Potential (Same Asset Mix and Funding)         $   (68,169)   $   180,836   $   125,972   $       227
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                                   $ 3,181,906    $ 2,767,399   $ 2,155,950   $ 1,192,215


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Invesments in Assets with Short-Term Funding
  Agencies                                                                   39.1%          48.0%         44.9%         36.0%
  Mortgage Securities Rated "AAA" or "AA"                                    32.4%          22.2%         24.4%         33.6%
  Mortgage Securities Rated "A" or below                                      8.9%          11.4%         14.8%         27.1%
  Whole Loans                                                                22.8%           7.0%          5.0%          3.3%
                                                                      -----------    -----------   -----------   -----------
Equity Investment in Assets with Short-Term Funding                         103.2%          88.6%         89.1%        100.0%

Equity Investment in Assets with Long-Term, Non-Recourse Funding
  (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                      0.0%           0.0%          0.0%          0.0%
  Whole Loans                                                                 0.0%           0.0%          0.0%          0.0%
                                                                      -----------    -----------   -----------   -----------
Equity Investment in Assets with Long-Term, Non-Recourse Funding              0.0%           0.0%          0.0%          0.0%

Excess Capital                                                              -3.2%           11.4%         10.9%          0.0%
                                                                      -----------    -----------   -----------   -----------
Total Market-Value of Capital %                                             100.0%         100.0%        100.0%        100.0%
Total Market-Value of Capital $                                       $   211,241    $   163,557   $   124,366   $    68,123

Capital Utilization at Period-End                                             103%            89%           89%          100%
Capital Utilization at Period-End assuming all Whole
  Loans use Long-Term, Non-Recourse Funding                                    92%            85%           87%           98%

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 7  (CONTINUED)                                                                    AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                         FOR YEAR ENDING
  REALIZABLE VALUE                                                ------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                          DEC. 31,     DEC. 31,        DEC. 31,      DEC. 31,
                                                                      1997         1996            1995          1994
                                                                  -----------   -----------    -----------   -----------
Cash                                                              $    49,549   $    11,068    $     4,825   $     1,027
Mortgage Loans                                                      1,552,586       525,475         26,450             0
Mortgage Securities                                                 1,814,796     1,627,953        405,794       117,477
Interest Rate Agreements                                                1,522         2,601            547         1,892
Other Assets                                                           25,156        16,778          3,671           888
Short-Term Borrowings                                               1,914,525     1,953,103        370,316       100,376
Long-Term Borrowings                                                1,172,938             0              0             0
Other Liabilities                                                      21,201        19,531          2,829           872
                                                                  -----------   -----------    -----------   -----------
"Mark-To-Market" of Total Equity                                      334,945       211,241         68,142        20,036
Liquidation Cost of Preferred Equity                                   28,195        31,194              0             0
                                                                  -----------   -----------    -----------   -----------
"Mark-To-Market" of Common Equity                                 $   306,750   $   180,047    $    68,142   $    20,036

"Mark-To-Market" of Common Equity / Common Share Outstanding      $     21.47   $     16.37    $     12.35   $     10.69

Reported Common Equity Per Common Share Outstanding               $     21.55   $     16.50    $     12.38   $     10.82

Historical Cost of Common Equity Per Common Share Outstanding     $     22.25   $     16.81    $     13.37   $     12.18


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                             10.1%         13.1%          19.6%         34.5%
Average Risk-Adjusted Capital Guideline                                   9.1%         10.9%          13.4%         10.6%
Average Balance Sheet Capacity Utilization                                 90%           83%            68%           31%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                              9.71%         9.66%         15.47%        16.69%
Ending Risk-Adjusted Capital Guideline                                   7.51%         9.97%         12.59%        10.84%
Excess Capital                                                    $    76,189   $    (6,798)   $    12,028   $     6,716
Estimated Asset Growth Potential (Same Asset Mix and Funding)     $ 1,013,956   $   (68,169)   $   100,874   $    65,519
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                               $ 4,748,787   $ 3,181,906    $ 1,325,602   $   392,001


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Investments in Assets with Short-Term Funding
  Agencies                                                               24.1%         39.1%          29.3%         33.0%
  Mortgage Securities Rated "AAA" or "AA"                                27.6%         32.4%          22.7%         18.8%
  Mortgage Securities Rated "A" or below                                  0.0%          8.9%          26.8%         14.7%
  Whole Loans                                                             8.2%         22.8%           3.5%          0.0%
                                                                  -----------   -----------    -----------   -----------
Equity Investment in Assets with Short-Term Funding                      59.9%        103.2%          82.3%         66.5%

Equity Investment in Assets with Long-Term, Non-Recourse Funding
 (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                  2.7%          0.0%           0.0%          0.0%
  Whole Loans                                                            14.7%          0.0%           0.0%          0.0%
                                                                  -----------   -----------    -----------   -----------
Equity Investment in Assets with Long-Term, Non-Recourse Funding         17.4%          0.0%           0.0%          0.0%
Excess Capital                                                           22.7%        -3.2%           17.7%         33.5%
                                                                  -----------   -----------    -----------   -----------
Total Market-Value of Capital %                                         100.0%        100.0%         100.0%        100.0%
Total Market-Value of Capital $                                   $   334,945   $   211,241    $    68,142   $    20,036

Capital Utilization at Period-End                                          77%          103%            82%           66%
Capital Utilization at Period-End assuming all Whole
  Loans use Long-Term, Non-Recourse Funding                                73%           92%            81%           66%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8
CREDIT PROVISIONS AND CREDIT RESERVES

(ALL DOLLARS IN THOUSANDS)


                                                                                                         AT OR
                                                                                                  FOR THREE MONTHS ENDING
                                                                                 -------   -------    -------   -------   -------
                                                                                 MAR. 31,  DEC. 31,   SEP. 30,  JUN. 30,  MAR. 31,
                                                                                  1998       1997       1997      1997      1997
                                                                                 -------   -------    -------   -------   -------
MORTGAGE LOANS
Credit Provision During Period                                                   $   601   $ 1,516    $   473   $   299   $   215
Actual Losses During Period                                                            7        23         40         0        13
Cumulative Actual Losses                                                              83        76         53        13        13
Mortgage Loan Credit Reserve at End of Period                                      3,450     2,855      1,363       929       630
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                                 0.16%     0.45%      0.16%     0.16%     0.15%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans at Period End                                                   0.18%     0.18%      0.10%     0.08%     0.09%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loans                                                                       19        17         13        12         6
Non-Performing Assets Loan Balance                                               $ 4,358   $ 3,903    $ 2,792   $ 2,366   $ 1,220

Non-Performing Assets as % of Amortized Cost of Mortgage Loans                      0.23%     0.25%      0.20%     0.21%     0.17%
Non-Performing Assets as % of Amortized Cost of Total Assets                        0.12%     0.11%      0.08%     0.07%     0.05%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                            79%       73%        49%       39%       52%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                              7         6          4         1         1
  Average Loss Severity Experience (Cumulative)                                        6%        7%         6%        7%        7%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                             $   444   $   396    $   283   $   241   $   124
At 20% Loss Severity                                                                 888       793        567       481       248
At 30% Loss Severity                                                               1,331     1,189        850       722       372
At 40% Loss Severity                                                               1,775     1,586      1,133       962       496
Mortgage Loan Credit Reserve at End of Period                                    $ 3,450   $ 2,855    $ 1,363   $   929   $   630

MORTGAGE SECURITIES
Credit Provision During Period                                                   $    --   $(1,000)   $   470   $   477   $   480
Actual Losses During Period                                                           42        17         28        29        29
Cumulative Actual Losses                                                             156       113         97        69        40
Mortgage Securities Credit Reserve at End of Period                                2,033     2,076      3,093     2,651     2,203

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated < BBB                                0.0%    -20.9%       6.4%      6.6%      6.6%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated < BBB at End of Period                                22.3%     22.8%      10.6%      9.1%      7.6%
Amortized Cost of Mortgage Securities Rated < BBB at End of Period               $ 9,137   $ 9,109    $29,189   $29,113   $28,955

Credit Experience of Loans in Pools Underlying Mortgage Securities Rated
  < BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                              284       256        182       137        90
  Average Loss Severity Experience (Cumulative)                                       21%       21%        23%       24%       25%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Seriously Delinquent Loans in Mortgage Pools Underlying
  < BBB Rated Securities Default:
At 10% Loss Severity                                                             $   480   $   389    $   724   $   109   $    80
At 20% Loss Severity                                                                 951       894      2,286     1,488       792
At 30% Loss Severity                                                               1,170     1,163      3,789     3,702     2,845
At 40% Loss Severity                                                               1,824     1,825      6,437     6,410     5,103
Mortgage Securities Credit Reserve at End of Period                              $ 2,033   $ 2,076    $ 3,093   $ 2,651   $ 2,203

SUPPLEMENTAL HISTORICAL INFORMATION

CREDIT PROVISIONS AND CREDIT RESERVES

(ALL DOLLARS IN THOUSANDS)

                                                                                                   AT OR
                                                                                          FOR THREE MONTHS ENDING
                                                                                 -----------------------------------------
                                                                                 DEC. 31,    SEP. 30,  JUN. 30,   MAR. 31,
                                                                                   1996       1996       1996      1996
                                                                                 --------   --------   --------   --------
MORTGAGE LOANS
Credit Provision During Period                                                   $     35   $    178   $    140   $     (5)
Actual Losses During Period                                                             0          0          0          0
Cumulative Actual Losses                                                                0          0          0          0
Mortgage Loan Credit Reserve at End of Period                                         428        393        214         74
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                                  0.10%      0.76%      1.23%     -0.08%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans at Period End                                                    0.08%      0.31%      0.31%      0.30%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loans                                                                         7          3          2          1
Non-Performing Assets Loan Balance                                               $  1,249   $    404   $    279   $    190

Non-Performing Assets as % of Amortized Cost of Mortgage Loans                       0.24%      0.32%      0.40%      0.77%
Non-Performing Assets as % of Amortized Cost of Total Assets                         0.06%      0.03%      0.03%      0.03%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                             34%        97%        77%        39%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                               0          0          0          0
  Average Loss Severity Experience (Cumulative)                                         0%         0%         0%         0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                             $    127   $     41   $     28   $     19
At 20% Loss Severity                                                                  253         82         56         39
At 30% Loss Severity                                                                  380        123         85         58
At 40% Loss Severity                                                                  506        164        113         77
Mortgage Loan Credit Reserve at End of Period                                    $    428   $    393   $    214   $     74

MORTGAGE SECURITIES
Credit Provision During Period                                                   $    337   $    338   $    337   $    336
Actual Losses During Period                                                             7         --         --         --
Cumulative Actual Losses                                                               11          4          4          4
Mortgage Securities Credit Reserve at End of Period                                 1,752      1,421      1,084        747

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated < BBB                                 4.7%       4.7%       4.7%       4.7%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated < BBB at End of Period                                  6.1%       4.9%       3.8%       2.7%
Amortized Cost of Mortgage Securities Rated < BBB at End of Period               $ 28,935   $ 28,906   $ 28,858   $ 28,051

Credit Experience of Loans in Pools Underlying Mortgage
Securities Rated < BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                                59         28         15          4
  Average Loss Severity Experience (Cumulative)                                        27%        22%        16%        10%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Seriously Delinquent Loans in Mortgage Pools Underlying
  < BBB Rated Securities Default:
At 10% Loss Severity                                                             $     63   $     61   $     40   $     20
At 20% Loss Severity                                                                  608        123         91         39
At 30% Loss Severity                                                                2,040      1,131      1,364        597
At 40% Loss Severity                                                                3,647      3,041      3,148      2,162
Mortgage Securities Credit Reserve at End of Period                              $  1,752   $  1,421   $  1,084   $    747

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                               AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                       FOR YEAR ENDING
                                                                                 -------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                       DEC. 31,  DEC. 31,  DEC. 31,  DEC. 31,
                                                                                  1997       1996      1995     1994
                                                                                 -------   -------   -------   -------
MORTGAGE LOANS
Credit Provision During Period                                                   $ 2,503   $   349   $    79   $     0
Actual Losses During Period                                                           76         0         0         0
Cumulative Actual Losses                                                              76         0         0         0
Mortgage Loan Credit Reserve at End of Period                                      2,855       428        79         0
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                                 0.26%     0.45%     1.58%      n/a
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans at Period End                                                   0.18%     0.08%     0.30%      n/a

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies, and REO
Number of Loans                                                                       17         7         0         0
Non-Performing Assets Loan Balance                                               $ 3,903   $ 1,249   $     0   $     0

Non-Performing Assets as % of Amortized Cost of Mortgage Loans                      0.25%     0.24%     0.00%     0.00%
Non-Performing Assets as % of Amortized Cost of Total Assets                        0.11%     0.06%     0.00%     0.00%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                            73%       34%       n/a       n/a

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                              6         0         0         0
  Average Loss Severity Experience (Cumulative)                                        7%        0%        0%        0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
  If All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                             $   396   $   127   $     0   $     0
At 20% Loss Severity                                                                 793       253         0         0
At 30% Loss Severity                                                               1,189       380         0         0
At 40% Loss Severity                                                               1,586       506         0         0
Mortgage Loan Credit Reserve at End of Period                                    $ 2,855   $   428   $    79   $     0

MORTGAGE SECURITIES
Credit Provision During Period                                                   $   427   $ 1,348   $   414   $     0
Actual Losses During Period                                                          104         7         4        --
Cumulative Actual Losses                                                             113        11         4        --
Mortgage Securities Credit Reserve at End of Period                                2,076     1,752       411         0

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated < BBB                                1.7%      4.7%      2.9%      0.0%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated < BBB at End of Period                                22.8%      6.1%      1.4%      0.0%
Amortized Cost of Mortgage Securities Rated < BBB at End of Period               $ 9,109   $28,935   $28,869   $ 3,376


Credit Experience of Loans in Pools Underlying Mortgage Securities
  Rated <BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                              256        59         2         0
  Average Loss Severity Experience (Cumulative)                                       21%       27%        9%        0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months If All Current
  (But No Future) Seriously Delinquent Loans in Mortgage Pools Underlying < BBB
  Rated Securities Default:
At 10% Loss Severity                                                             $   389   $    63   $    15   $     0
At 20% Loss Severity                                                                 894       608        29         0
At 30% Loss Severity                                                               1,163     2,040       103         0
At 40% Loss Severity                                                               1,825     3,647       768         0
Mortgage Securities Credit Reserve at End of Period                              $ 2,076   $ 1,752   $   411   $     0

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 9

                                                                                        AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                          FOR THREE MONTHS ENDING
                                                          -----------   -----------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        MAR. 31,      DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                             1998           1997          1997         1997          1997
                                                          -----------   -----------   -----------   -----------   -----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                               14,070,557    14,284,657    14,576,477    13,251,847    11,905,957
Class A Preferred (converted 9/95)                                  0             0             0             0             0
Class B Preferred (RTW-PB)                                    909,518       909,518       909,518       909,518       999,638
                                                          -----------   -----------   -----------   -----------   -----------
Total                                                      14,980,075    15,194,175    15,485,995    14,161,365    12,905,595

 Common Dividend Declared                                 $     0.270   $     0.350   $     0.600   $     0.600   $     0.600
 Class A Preferred Dividend Declared                              n/a           n/a           n/a           n/a           n/a
 Class B Preferred Dividends Declared                     $     0.755   $     0.755   $     0.755   $     0.755   $     0.755

Common Dividend Total                                     $     3,809   $     5,000   $     8,746   $     7,951   $     7,144
Class A Preferred Dividend Total                                    0             0             0             0             0
Class B Preferred Dividends Total                                 687           686           687           687           755
                                                          -----------   -----------   -----------   -----------   -----------

Total Dividend                                            $     4,496   $     5,686   $     9,433   $     8,638   $     7,899

Taxable Income Earned                                     $     4,527   $     5,586   $     8,151   $     8,315   $     7,912
Dividend Pay-Out Ratio for Period                                  99%          102%          116%          104%          100%
Cumulative Dividend Pay-Out Ratio                                 102%          103%          103%          100%           98%

Warrants Outstanding at Period End (expired 12/31/97)               0             0       149,466       236,297       272,304

Average Shares Outstanding During Period
Common                                                     14,123,951    14,375,992    14,316,678    12,997,566    11,605,171
Class A Preferred                                                   0             0             0             0             0
Class B Preferred                                             909,518       909,518       909,518       990,725     1,005,515
                                                          -----------   -----------   -----------   -----------   -----------

Total                                                      15,033,469    15,285,510    15,226,196    13,988,291    12,610,686

Calculation of "Diluted" Common Shares
Average Common Shares                                      14,123,951    14,375,992    14,316,678    12,997,566    11,605,171
Potential Dilution Due to Warrants                                  0        57,139       130,489       182,137       258,422
Potential Dilution Due to Options                             110,474        99,383       177,434       291,227       253,274
                                                          -----------   -----------   -----------   -----------   -----------
Total Average "Diluted" Common Shares                      14,234,425    14,532,514    14,624,601    13,470,930    12,116,867

Net Income to Common Shareholders                         $     2,450   $     4,397   $     6,859   $     7,034   $     6,456
Total Average "Diluted" Common Shares                      14,234,425    14,532,514    14,624,601    13,470,930    12,116,867
                                                          -----------   -----------   -----------   -----------   -----------

Earnings Per Share ("Diluted")                            $      0.17   $      0.30   $      0.47   $      0.52   $      0.53

Earnings Per Share ("Basic")                              $      0.17   $      0.31   $      0.48   $      0.54   $      0.56

Per Share Ratios (Average Common and
  Preferred Shares Outstanding)
Average Total Assets                                      $    227.77   $    224.19   $    224.68   $    212.58   $    183.09
Average Total Equity                                      $     22.82   $     22.92   $     22.71   $     20.96   $     18.81
Net Interest Income                                       $      0.43   $      0.40   $      0.63   $      0.70   $      0.72
Credit Expenses                                           $      0.04   $      0.03   $      0.06   $      0.06   $      0.06
Operating Expenses                                        $      0.13   $      0.07   $      0.07   $      0.09   $      0.09
Gain/(Loss) on Sale                                       $      0.00   $      0.03   $      0.00   $      0.00   $      0.00
Writedowns                                                $      0.05   $      0.00   $      0.00   $      0.00   $      0.00
Net Income                                                $      0.21   $      0.33   $      0.50   $      0.55   $      0.57

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                     AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                       FOR THREE MONTHS ENDING
                                                            -----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          DEC. 31,        SEP. 30,        JUN. 30,        MAR. 31,
                                                                1996           1996             1996           1996
                                                            -----------     -----------     -----------     -----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                                 10,996,572       9,069,653       8,520,116       5,521,376
Class A Preferred (converted 9/95)                                    0               0               0               0
Class B Preferred (RTW-PB)                                    1,006,250       1,006,250               0               0
                                                            -----------     -----------     -----------     -----------

Total                                                        12,002,822      10,075,903       8,520,116       5,521,376

 Common Dividend Declared                                   $     0.410     $     0.400     $     0.400     $     0.460
 Class A Preferred Dividend Declared                                n/a             n/a             n/a             n/a
 Class B Preferred Dividends Declared                       $     0.755     $     0.386             n/a             n/a

Common Dividend Total                                       $     4,508     $     3,628     $     3,408     $     2,540
Class A Preferred Dividend Total                                      0               0               0               0
Class B Preferred Dividends Total                                   760             388               0               0
                                                            -----------     -----------     -----------     -----------

Total Dividend                                              $     5,268     $     4,016     $     3,408     $     2,540

Taxable Income Earned                                       $     5,429     $     4,048     $     3,142     $     2,549
Dividend Pay-Out Ratio for Period                                    97%             99%            108%            100%
Cumulative Dividend Pay-Out Ratio                                    98%             98%             98%             93%

Warrants Outstanding at Period End (expired 12/31/97)           412,894       1,076,431       1,563,957       1,665,063

Average Shares Outstanding During Period
Common                                                        9,705,138       8,732,326       7,813,974       5,521,376
Class A Preferred                                                     0               0               0               0
Class B Preferred                                             1,006,250         514,063               0               0
                                                            -----------     -----------     -----------     -----------
Total                                                        10,711,388       9,246,389       7,813,974       5,521,376

Calculation of "Diluted" Common Shares
Average Common Shares                                         9,705,138       8,732,326       7,813,974       5,521,376
Potential Dilution Due to Warrants                              570,415         621,455         603,426         443,984
Potential Dilution Due to Options                               176,919         162,393         182,832         164,227
                                                            -----------     -----------     -----------     -----------

Total Average "Diluted" Common Shares                        10,452,472       9,516,174       8,600,232       6,129,587

Net Income to Common Shareholders                           $     4,084     $     2,999     $     2,500     $     1,954
Total Average "Diluted" Common Shares                        10,452,472       9,516,174       8,600,232       6,129,587
                                                            -----------     -----------     -----------     -----------

Earnings Per Share ("Diluted")                              $      0.39     $      0.32     $      0.29     $      0.32

Earnings Per Share ("Basic")                                $      0.42     $      0.34     $      0.32     $      0.35

Per Share Ratios (Average Common and Preferred Shares Outstanding)
Average Total Assets                                        $    144.83     $    124.97     $     98.76     $     92.87
Average Total Equity                                        $     17.26     $     15.96     $     15.05     $     13.49
Net Interest Income                                         $      0.55     $      0.50     $      0.45     $      0.50
Credit Expenses                                             $      0.03     $      0.06     $      0.06     $      0.06
Operating Expenses                                          $      0.07     $      0.07     $      0.07     $      0.09
Gain/(Loss) on Sale                                         $      0.00     $      0.00     $      0.00     $      0.00
Writedowns                                                  $      0.00     $      0.00     $      0.00     $      0.00
Net Income                                                  $      0.45     $      0.37     $      0.32     $      0.35

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 9  (CONTINUED)                                                                  AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                            FOR YEAR ENDING
                                                            -----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          DEC. 31,        DEC. 31,        DEC. 31,        DEC. 31,
                                                               1997             1996           1995            1994
                                                            -----------     -----------     -----------     -----------
Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                                 14,284,657      10,996,572       5,517,299         208,332
Class A Preferred (converted 9/95)                                    0               0               0       1,666,063
Class B Preferred (RTW-PB)                                      909,518       1,006,250               0               0
                                                            -----------     -----------     -----------     -----------

Total                                                        15,194,175      12,002,822       5,517,299       1,874,395

Common Dividend Declared                                    $     2.150     $     1.670     $     0.460             n/a
Class A Preferred Dividend Declared                                 n/a             n/a     $     0.500     $     0.250
Class B Preferred Dividends Declared                        $     3.020     $     1.141             n/a             n/a

Common Dividend Total                                       $    28,840     $    14,084     $     2,537     $         0
Class A Preferred Dividend Total                                      0               0             833             350
Class B Preferred Dividends Total                                 2,815           1,148               0               0
                                                            -----------     -----------     -----------     -----------

Total Dividend                                              $    31,655     $    15,232     $     3,370     $       350

Taxable Income Earned                                       $    29,964     $    15,168     $     3,832     $       353
Dividend Pay-Out Ratio for Period                                   106%            100%             88%             99%
Cumulative Dividend Pay-Out Ratio                                   103%             98%             89%             99%

Warrants Outstanding at Period End (expired 12/31/97)                 0         412,894       1,665,063       1,666,063

Average Shares Outstanding During Period
Common                                                       13,334,163       7,950,175       2,487,857         208,332
Class A Preferred                                                    --              --         826,185       1,467,748
Class B Preferred                                               953,435         382,155              --              --
                                                            -----------     -----------     -----------     -----------
Total                                                        14,287,598       8,332,330       3,314,042       1,676,080

Calculation of "Diluted" Common Shares
Average Common Shares                                        13,334,163       7,950,175       3,314,042       1,676,080
Potential Dilution Due to Warrants                              191,513         618,618         221,112         240,766
Potential Dilution Due to Options                               154,734         175,391         168,649               0
                                                            -----------     -----------     -----------     -----------
Total Average "Diluted" Common Shares                        13,680,410       8,744,184       3,703,803       1,916,846

Net Income to Common Shareholders                           $    24,746     $    11,537     $     3,155     $       382
Total Average "Diluted" Common Shares                        13,680,410       8,744,184       3,703,803       1,916,846
                                                            -----------     -----------     -----------     -----------

Earnings Per Share ("Diluted")                              $      1.81     $      1.32     $      0.85     $      0.20

Earnings Per Share ("Basic")                                $      1.86     $      1.45     $      0.95     $      0.23

Per Share Ratios (Average Common and Preferred Shares Outstanding)
Average Total Assets                                        $    212.54     $    119.99     $     66.57     $     34.85
Average Total Equity                                        $     21.49     $     15.76     $     13.08     $     12.01
Net Interest Income                                         $      2.42     $      2.03     $      1.44     $      0.32
Credit Expenses                                             $      0.21     $      0.20     $      0.15     $      0.00
Operating Expenses                                          $      0.32     $      0.31     $      0.34     $      0.09
Gain/(Loss) on Sale                                         $      0.04     $      0.00     $      0.00     $      0.00
Writedowns                                                  $      0.04     $      0.00     $      0.00     $      0.00
Net Income                                                  $      1.93     $      1.52     $      0.95     $      0.23

PART II   OTHER INFORMATION


Item 1.     Legal Proceedings

            At March 31, 1998, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2.     Changes in Securities

            Not applicable


Item 3.     Defaults Upon Senior Securities

            Not applicable


Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable


Item 5.     Other Information

            None


Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

                        Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three months ended March 31, 1998 and March 31, 1997.

                        Exhibit 27 - Financial Data Schedule.

            (b)  Reports

                        No filings on Form 8-K were made.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             REDWOOD TRUST, INC.



Dated: May 11, 1998                 By:/s/ Douglas B. Hansen
                                       -------------------------------------
                                       Douglas B. Hansen
                                       President and Chief Financial Officer
                                       (authorized officer of registrant)



Dated: May 11, 1998                 By:/s/ Vickie L. Rath
                                       -------------------------------------
                                       Vickie L. Rath
                                       Vice President, Treasurer and Controller
                                       (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT




                                                                               Sequentially
 Exhibit                                                                        Numbered
 Number                                                                           Page
--------                                                                       ------------
  11.1      Computations of Earnings per Share............................         66

  27        Financial Data Schedule.......................................         67