Form 10-Q
period 1998-06-30
REDWOOD TRUST INC
filed 1998-08-14
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

Class B Preferred Stock ($.01 par value)           909,518 as of August 10, 1998
Common Stock ($.01 par value)                   13,768,056 as of August 10, 1998

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                               Page
                                                                                               ----
PART I.          FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets at June 30, 1998 and December 31, 1997..........3

                      Consolidated Statements of Operations for the three and six months ended June 30, 1998 and June 30, 1997.......................................4

                      Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 1998..................................................5

                      Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998 and June 30, 1997.......................................6

                      Notes to Consolidated Financial Statements..................................7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................................20


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings...............................................................66

      Item 2.    Changes in Securities...........................................................66

      Item 3.    Defaults Upon Senior Securities.................................................66

      Item 4.    Submission of Matters to a Vote of Security Holders.............................66

      Item 5.    Other Information...............................................................67

      Item 6.    Exhibits and Reports on Form 8-K................................................67

      SIGNATURES   ..............................................................................68

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                              June 30, 1998     December 31, 1997
                                                                                -----------        -----------
ASSETS                                                                          (Unaudited)
     Mortgage assets:
       Mortgage loans, net                                                      $ 2,223,348        $ 1,551,826
       Mortgage securities, net                                                   1,570,842          1,814,796
                                                                                -----------        -----------
                                                                                  3,794,190          3,366,622
     Cash and cash equivalents:
       Unrestricted                                                                  11,354             24,892
       Restricted                                                                    21,560             24,657
                                                                                -----------        -----------
                                                                                     32,914             49,549
     Accrued interest receivable                                                     21,554             23,119
     Interest rate agreements                                                         2,418              2,100
     Investment in RWT Holdings, Inc.                                                 9,319                 --
     Due from RWT Holdings, Inc.                                                        831                 --
     Other assets                                                                     5,701              2,807
                                                                                -----------        -----------
                                                                                $ 3,866,927        $ 3,444,197
                                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term debt                                                            $ 1,936,158        $ 1,914,525
     Long-term debt, net                                                          1,593,344          1,172,801
     Accrued interest payable                                                        13,675             14,476
     Accrued expenses and other liabilities                                           2,192              2,172
     Dividends payable                                                                  687              5,686
                                                                                -----------        -----------
                                                                                  3,546,056          3,109,660
                                                                                -----------        -----------

     Commitments and contingencies (See Note 12)

     STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
         Convertible 909,518 shares authorized, issued and outstanding
         ($28,882 aggregate liquidation preference)                                  26,736             26,736
     Common stock, par value $0.01 per share;
         49,090,482 shares authorized;
         14,078,933 and 14,284,657 issued and outstanding                               141                143
     Additional paid-in capital                                                     320,687            324,555
     Accumulated other comprehensive income                                         (18,017)           (10,071)
     Dividends in excess of net income                                               (8,676)            (6,826)
                                                                                -----------        -----------
                                                                                    320,871            334,537
                                                                                -----------        -----------
                                                                                $ 3,866,927        $ 3,444,197
                                                                                ===========        ===========




The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                             1998             1997           1998            1997
                                                         ------------     -----------    ------------     -----------
INTEREST INCOME
      Mortgage loans                                     $     29,905     $    13,020    $     55,715     $    22,875
      Mortgage securities                                      23,423          36,223          51,090          64,774
      Cash and investments                                        455             266             839             428
                                                         ------------     -----------    ------------     -----------
                                                               53,783          49,509         107,644          88,077

INTEREST EXPENSE
      Short-term debt                                          33,282          38,958          61,285          67,858
      Long-term debt                                           16,887              --          34,981              --
                                                         ------------     -----------    ------------     -----------
                                                               50,169          38,958          96,266          67,858

Net interest rate agreements expense                            1,624             839           3,002           1,434
                                                         ------------     -----------    ------------     -----------

NET INTEREST INCOME                                             1,990           9,712           8,376          18,785
Provision for credit losses                                       763             776           1,364           1,471
                                                         ------------     -----------    ------------     -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           1,227           8,936           7,012          17,314

Equity in earnings of RWT Holdings, Inc.                         (581)             --            (581)             --
Write-down of mortgage securities                                  --              --            (729)             --
Net gain on sale transactions                                      --              --               6              --
Other income                                                      139              --             139              --
                                                         ------------     -----------    ------------     -----------
NET REVENUES                                                      785           8,936           5,847          17,314

Operating expenses                                                589           1,215           2,514           2,382
                                                         ------------     -----------    ------------     -----------

NET INCOME                                                        196           7,721           3,333          14,932
Less cash dividends on Class B preferred stock                    687             687           1,374           1,442
                                                         ------------     -----------    ------------     -----------
NET INCOME(LOSS) AVAILABLE TO COMMON STOCKHOLDERS        $       (491)    $     7,034    $      1,959     $    13,490
                                                         ============     ===========    ============     ===========

NET INCOME(LOSS) PER SHARE
      Basic                                              $      (0.03)    $      0.54    $       0.14     $      1.10
      Diluted                                            $      (0.03)    $      0.52    $       0.14     $      1.05

Weighted average shares of common stock and
  common stock equivalents:
      Basic                                                14,106,828      12,997,566      14,115,342      12,305,215
      Diluted                                              14,255,858      13,470,930      14,368,616      12,800,960




The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                       Class B                                                Accumulated
                                   Preferred stock           Common stock        Additional     other      Dividends in
                                  -------------------------------------------      paid-in   comprehensive   excess of
                                  Shares     Amount        Shares      Amount      capital       income     net income      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997        909,518    $26,736     14,284,657     $ 143     $ 324,555     $(10,071)    $(6,826)    $ 334,537
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                         --         --             --        --            --           --       3,137         3,137

    Net unrealized loss on
    assets available-for-sale          --         --             --        --            --       (3,014)         --        (3,014)
                                                                                                                         ---------

    Total comprehensive income         --         --             --        --            --           --          --           123

Repurchase of common stock             --         --       (214,100)       (2)       (4,273)          --          --        (4,275)

Dividends declared:
    Class B preferred                  --         --             --        --            --           --        (687)         (687)
    Common                             --         --             --        --            --           --          --             0

----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998           909,518    $26,736     14,070,557     $ 141     $ 320,282     $(13,085)    $(4,376)    $ 329,698
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
    Net income                         --         --             --        --            --           --         196           196

    Net unrealized loss on
    assets available-for-sale          --         --             --        --            --       (4,932)         --        (4,932)
                                                                                                                         ---------

    Total comprehensive income         --         --             --        --            --           --          --        (4,736)

Issuance of common stock               --         --         68,676         1         1,587           --          --         1,588

Repurchase of common stock             --         --        (60,300)       (1)       (1,182)          --          --        (1,183)

Dividends declared:
    Class B preferred                  --         --             --        --            --           --        (687)         (687)
    Common                             --         --             --        --            --           --      (3,809)       (3,809)

----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998            909,518    $26,736     14,078,933     $ 141     $ 320,687     $(18,017)    $(8,676)    $ 320,871
----------------------------------------------------------------------------------------------------------------------------------








The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                           Three Months Ended           Six Months Ended
                                                                                 June 30,                   June 30,
                                                                            1998         1997          1998           1997
                                                                         ---------     ---------     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $     196     $   7,721     $   3,333     $    14,932
    Adjustments to reconcile net income to net cash
        provided by operating activities:
      Amortization of mortgage asset premium and discount, net              11,020         5,109        19,178           8,927
      Amortization of deferred bond issuance costs                             523            --           925              --
      Amortization of long-term debt premium                                  (413)           --          (657)             --
      Depreciation and amortization                                             60            29           112              55
      Amortization of interest rate agreements                               1,525           756         2,867           1,067
      Provision for credit losses on mortgage assets                           763           776         1,364           1,471
      Equity in earnings of RWT Holdings, Inc.                                 581            --           581              --
      Write-down of mortgage securities                                         --            --           729              --
      Net gain on sale transactions                                             --            --            (6)             --
      (Increase) decrease in accrued interest receivable                     2,332        (6,567)        1,565         (10,281)
      (Increase) decrease in other assets                                   (2,235)         (930)       (3,006)            266
      Increase (decrease) in accrued interest payable                        1,463         3,191          (801)          4,093
      Increase in accrued expenses and other liabilities                       395           481            20             982
                                                                         ---------     ---------     ---------     -----------
          Net cash provided by operating activities                         16,210        10,566        26,204          21,512

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in restricted cash                                          4,174            --         3,097              --
    Investment in RWT Holdings, Inc., net of dividends received                 --            --        (9,900)             --
    Advances to RWT Holdings, Inc., net of cash payments                      (831)           --          (831)             --
    Purchases of mortgage loans                                           (525,510)     (470,474)     (967,472)       (721,339)
    Purchases of mortgage securities                                       (69,326)     (492,416)     (231,167)       (868,626)
    Proceeds from sales of mortgage securities                                  --            --         9,296              --
    Principal payments on mortgage loans                                   169,766        64,283       288,472         109,529
    Principal payments on mortgage securities                              255,526       135,662       442,931         263,778
    Purchases of interest rate agreements                                   (1,127)       (5,110)       (2,024)         (7,101)
                                                                         ---------     ---------     ---------     -----------
          Net cash used in investing activities                           (167,328)     (768,055)     (467,598)     (1,223,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayments on) short-term debt                     (351,860)      729,505        21,633       1,149,681
    Proceeds from issuance of long-term debt                               635,193            --       635,193              --
    Repayments on long-term debt                                          (123,238)           --      (214,918)             --
    Net proceeds from issuance of common stock                               1,588        52,323         1,588          84,090
    Repurchases of common stock                                             (1,183)           --        (5,458)             --
    Dividends paid                                                          (4,496)       (7,899)      (10,182)        (13,167)
                                                                         ---------     ---------     ---------     -----------
          Net cash provided by financing activities                        156,004       773,929       427,856       1,220,604

Net increase (decrease) in cash and cash equivalents                         4,886        16,440       (13,538)         18,357

Cash and cash equivalents at beginning of period                             6,468        12,985        24,892          11,068
                                                                         ---------     ---------     ---------     -----------

Cash and cash equivalents at end of period                               $  11,354     $  29,425     $  11,354     $    29,425
                                                                         =========     =========     =========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                                       $  48,818     $  35,923     $  97,237     $    63,991
                                                                         =========     =========     =========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("RWT Holdings"), a non-REIT, taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia and the equity interest in RWT Holdings. The Company acquires and manages real estate mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). The Company currently acquires Mortgage Assets that are secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use other securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets and may sell Mortgage Assets from time to time.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. Substantially all of the assets of Sequoia are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant inter-company balances and transactions with Sequoia have been eliminated in the consolidation of the Company.

During March 1998, the Company acquired an equity interest in RWT Holdings, which acquires, accumulates and sells Mortgage Loans. The Company owns all of the preferred stock and has a non-voting, 99% economic interest in RWT Holdings. As the Company does not own the voting common stock of RWT Holdings or control RWT Holdings, its investment in RWT Holdings is accounted for under the equity method. Under this method, original equity investments in RWT Holdings are recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received.

Certain amounts for prior periods have been reclassified to conform with the 1998 presentation.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code (the "Code") and the corresponding provisions of State law. In order to qualify as a REIT, the Company must annually distribute at least 95% of its taxable income to shareholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its shareholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

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

NET INCOME PER SHARE

Net income per share for the three and six months ended June 30, 1998 and 1997 is shown in accordance with SFAS No. 128, Earnings Per Share, which was effective for fiscal years ended after December 15, 1997 and requires restatement of prior period earnings per share ("EPS"). Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the diluted net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 1998 and 1997.

(IN THOUSANDS, EXCEPT SHARE DATA)                             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                 1998             1997             1998             1997
                                                             ------------     ------------     ------------     ------------
NUMERATOR:
     Numerator for basic and diluted earnings per share--
          Net income                                         $        196     $      7,721     $      3,333     $     14,932
          Cash dividends on Class B preferred stock                  (687)            (687)          (1,374)          (1,442)
                                                             ------------     ------------     ------------     ------------
          Basic and Diluted EPS - Income available
          to common stockholders                                     (491)           7,034            1,959           13,490
                                                             ============     ============     ============     ============

DENOMINATOR:
     Denominator for basic earnings per share--
          Weighted average number of common shares
          outstanding during the period                        14,106,828       12,997,566       14,115,342       12,305,215
          Net effect of dilutive stock options                    149,030          291,228          253,274          274,793
          Net effect of dilutive stock warrants(a)                      0          182,137                0          220,952
                                                             ------------     ------------     ------------     ------------
     Denominator for diluted earnings per share--              14,255,858       13,470,930       14,368,616       12,800,960
                                                             ============     ============     ============     ============
     Net earnings per share--basic                           $      (0.03)    $       0.54     $       0.14     $       1.10
                                                             ============     ============     ============     ============
     Net earnings per share--diluted                         $      (0.03)    $       0.52     $       0.14     $       1.05
                                                             ============     ============     ============     ============


 (a) The Stock warrants expired on December 31, 1997.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on assets available-for-sale, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Statement of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity. As of June 30, 1998 and December 31, 1997, the only component of Accumulated Other Comprehensive Income was unrealized gains and losses on assets available-for-sale.

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

Fair Value. The Company uses estimates in establishing fair value for its assets available-for-sale. Management bases its fair value estimates primarily on third party bid price indications, such as bid indications provided by dealers who make markets in these assets and asset valuations made by collateralized lenders, when such indications are available. Estimates of fair value for all remaining assets available-for-sale are based primarily on management's judgment. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The fair value of all on- and off-balance sheet financial instruments is presented in Notes 3, 6 and 10.

Allowance for Credit Losses. An allowance for credit losses is maintained at a level deemed appropriate by management to provide for known, future losses as well as unidentified potential losses in its Mortgage Asset portfolio. The allowance is based upon management's assessment of various factors affecting its Mortgage

Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the allowance for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The Company's actual credit losses may differ from those estimates used to establish the allowance. Summary information regarding the Allowance for Credit Losses is presented in Note 4.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, superseding and amending a number of existing standards. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The impact on the Company of adopting SFAS No. 133 has not yet been determined.


 NOTE 3.   MORTGAGE ASSETS

At June 30, 1998, Mortgage Assets consisted of the following:

                                  MORTGAGE SECURITIES
                               -----------------------      MORTGAGE
(IN THOUSANDS)                   AGENCY     NON-AGENCY        LOANS           TOTAL
                               -------------------------------------------------------
Mortgage Assets, Gross         $ 765,424     $ 788,772     $ 2,191,767     $ 3,745,963

Unamortized Discount                (155)      (10,495)              0         (10,650)
Unamortized Premium               26,293        13,205          35,660          75,158
                               ---------     ---------     -----------     -----------
Amortized Cost                   791,562       791,482       2,227,427       3,810,471

Allowance for Credit Losses            0        (1,705)         (4,079)         (5,784)
Gross Unrealized Gains               711         1,118               0           1,829
Gross Unrealized Losses           (8,552)       (3,774)              0         (12,326)
                               ---------     ---------     -----------     -----------
Carrying Value                 $ 783,721     $ 787,121     $ 2,223,348     $ 3,794,190
                               =========     =========     ===========     ===========

At December 31, 1997, Mortgage Assets consisted of the following:

                                 MORTGAGE SECURITIES
                               -----------------------      MORTGAGE
(IN THOUSANDS)                  AGENCY      NON-AGENCY        LOANS           TOTAL
                               ---------     ---------     -----------     -----------
Mortgage Assets, Gross         $ 953,937     $ 825,438     $ 1,519,837     $ 3,299,212

Unamortized Discount                (174)      (12,268)              0         (12,442)
Unamortized Premium               32,722        18,606          34,844          86,172
                               ---------     ---------     -----------     -----------
Amortized Cost                   986,485       831,776       1,554,681       3,372,942

Allowance for Credit Losses            0        (2,076)         (2,855)         (4,931)
Gross Unrealized Gains             2,598         3,984               0           6,582
Gross Unrealized Losses           (4,286)       (3,685)              0          (7,971)
                               ---------     ---------     -----------     -----------
Carrying Value                 $ 984,797     $ 829,999     $ 1,551,826     $ 3,366,622
                               =========     =========     ===========     ===========

At June 30, 1998 and December 31, 1997, all investments in Mortgage Assets consisted of interests in adjustable-rate mortgages or hybrid mortgages on residential properties. The hybrid mortgages have an initial fixed coupon rate of five to seven years followed by annual adjustments. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At June 30, 1998 and December 31, 1997, the average annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.35% and 6.86%, respectively, based on the amortized cost of the assets. The coupons on 69% of the adjustable-rate mortgage securities and loans owned by the Company are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) with the other 31% not limited by such periodic caps. Most of the coupons on the adjustable-rate mortgage securities and loans owned by the Company are limited by lifetime caps. At June 30, 1998 and December 31, 1997, the weighted average lifetime cap was 12.10% and 12.08%, respectively.

During the first quarter of 1998, the Company sold Mortgage Securities with a carrying value of $9.3 million. Proceeds and realized gains and losses on the sales of Mortgage Securities for the three and six months ended June 30, 1998 are presented below. No such sales occurred for the three and six months ended June 30, 1997.

(IN THOUSANDS)                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                             JUNE 30, 1998      JUNE 30, 1998
                                                          ------------------   ----------------
Proceeds from sales of available-for-sale securities               $0               $9,295

Available-for-sale securities gains                                $0               $    6
Available-for-sale securities losses                                0                    0
                                                                   --               ------
Net gain on sales of available-for-sale securities                 $0               $    6
                                                                   ==               ======



NOTE 4.   ALLOWANCE FOR CREDIT LOSSES

The following table summarizes Allowance for Credit Losses activity for the three and six months ended June 30:

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
(IN THOUSANDS)                      1998          1997        1998          1997
                                   -------      -------      -------      -------
Balance at beginning of period     $ 5,484      $ 2,833      $ 4,931      $ 2,180
Provision for credit losses            763          776        1,364        1,471
Charge-offs                           (463)         (29)        (511)         (71)
                                   -------      -------      -------      -------
Balance at end of period           $ 5,784      $ 3,580      $ 5,784      $ 3,580
                                   =======      =======      =======      =======

The Allowance for Credit Losses is classified on the Consolidated Balance Sheets as a component of Mortgage Assets.


NOTE 5. COLLATERAL FOR LONG-TERM DEBT

The Company has pledged collateral in order to secure the Long-Term Debt issued in the form of collateralized mortgage bonds ("Bond Collateral"). This Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The Company's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. The Company may also be exposed to losses from prepayments of the underlying loans to the extent that the unamortized net premium on the loans exceeds the net unamortized premium on the Long-Term Debt net of deferred bond issuance costs related to the issuance of the Long-Term Debt.

The components of the Bond Collateral at June 30, 1998 and December 31, 1997 are summarized as follows:

(IN THOUSANDS)                             JUNE 30, 1998     DECEMBER 31, 1997
                                           -------------     -----------------
Mortgage loans                               $1,620,655         $1,191,487
Restricted cash and cash equivalents             21,560             24,657
Accrued interest receivable                       6,612              7,401
                                             ----------         ----------
                                             $1,648,827         $1,223,545
                                             ==========         ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.


NOTE 6. INTEREST RATE AGREEMENTS

The amortized cost and carrying value of the Company's Interest Rate Agreements at June 30, 1998 and December 31, 1997 are summarized as follows:

(IN THOUSANDS)               JUNE 30, 1998   DECEMBER 31, 1997
                             -------------   -----------------
Amortized Cost                  $ 9,938          $ 10,781
Gross Unrealized Gains              568               650
Gross Unrealized Losses          (8,088)           (9,331)
                                -------          --------
Carrying Value                  $ 2,418          $  2,100
                                =======          ========

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments at June 30, 1998 and December 31, 1997.

                                    NOTIONAL AMOUNTS                   CREDIT EXPOSURE (A)
(IN THOUSANDS)              JUNE 30, 1998    DECEMBER 31, 1997   JUNE 30, 1998  DECEMBER 31, 1997
                            ----------------------------------   --------------------------------
Interest Rate Options         $4,742,700         $4,862,200         $     0         $     0
Interest Rate Swaps              535,000            473,000          10,134          12,392
Interest Rate Futures            482,600             58,000           3,519              46
                              ----------         ----------         -------         -------
Total                         $5,760,300         $5,393,200         $13,653         $12,438
                              ==========         ==========         =======         =======

(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

Interest Rate Options, which include caps, floors, corridors, options on futures and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. Interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Corridors will cause the Company to incur a gain (loss) to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a corridor is established at the time of the transaction by establishing minimum and maximum index rates. The Company will receive cash on the options on futures if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. Swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The Company's credit risk on the Options is limited to the amortized cost of the Options agreements.

Interest Rate Swaps ("Swaps") are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of the Company's Swaps involve the exchange of either fixed interest payments for floating interest payments or the exchange of one floating interest payment for another floating interest payment based on a different index. Most of the Swaps require that the Company provide collateral, such as Mortgage Securities, to the counterparty. Should the counterparty fail to return the collateral, the Company would be at risk for the fair market value of that asset.

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

In general, the Company has incurred credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a "primary government dealer", ii) affiliates of "primary government dealers", or iii) rated single A or higher. Furthermore, the Company has entered into Interest Rate Agreements with several different counterparties in order to reduce the risk of credit exposure to any one counterparty.


NOTE 7. INVESTMENT IN RWT HOLDINGS, INC.

The Company is entitled to 99% of the earnings or losses of RWT Holdings through its ownership of all of the non-voting preferred stock of RWT Holdings. As such, the Company records its investment in RWT Holdings using the equity method. Under this method, original equity investments in RWT Holdings are recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received.

The Company incurs some of the operating expenses of RWT Holdings, including personnel and related expenses, subject to full reimbursement by RWT Holdings. As of June 30, 1998, amounts due to the Company from RWT Holdings for operating expenses totaled $691,618.

RWT Holdings is a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, RWT Holdings pays the Company credit support fees on borrowings subject to this arrangement. At June 30, 1998, amounts due to the Company from RWT Holdings for credit support fees totaled $138,966.

Under a revolving credit facility arrangement, the Company may advance funds to RWT Holdings in order to finance Mortgage Loan acquisitions. Such advances bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At June 30, 1998, there were no outstanding advances to RWT Holdings.

Summarized financial information for RWT Holdings is presented below.

(IN THOUSANDS)                BALANCE SHEET

                                                  JUNE 30, 1998
                                                  -------------
ASSETS
     Cash and cash equivalents                      $ 10,216
     Accrued interest receivable                          16
     Other assets                                         53
                                                    ========
                                                    $ 10,285
                                                    ========
LIABILITIES
     Due to Redwood Trust, Inc.                     $    831
     Accrued expenses and other liabilities               41
                                                    --------
                                                         872
                                                    --------
STOCKHOLDERS' EQUITY
     Preferred stock                                   9,900
     Common stock                                         --
     Additional paid-in capital                          100
     Retained earnings                                  (587)
                                                    --------
                                                       9,413
                                                    ========
                                                    $ 10,285
                                                    ========


(IN THOUSANDS)            STATEMENT OF OPERATIONS

                                                     THREE MONTHS
                                                         ENDED
                                                    JUNE 30, 1998
                                                    -------------
INTEREST INCOME:
     Mortgage loans                                    $ 2,779
     Cash and investments                                   57
                                                       -------
                                                         2,836
INTEREST EXPENSE:
     Short-term debt                                     2,503
     Credit support fees                                   139
     Advances from Redwood Trust, Inc.                      15
                                                       -------
                                                         2,657
                                                       -------
NET INTEREST INCOME                                        179
Net gain on sale transactions                               22
                                                       -------
NET REVENUES                                               201
Operating expenses                                         788
                                                       =======
NET INCOME (LOSS)                                      $  (587)
                                                       =======


NOTE 8.   SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets.

At June 30, 1998, the Company had $1.9 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.88% and a weighted average remaining maturity of 52 days. This debt was collateralized with $2.0 billion of Mortgage Assets. At December 31, 1997, the Company had $1.9 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 6.00% and a weighted average remaining maturity of 64 days. This debt was collateralized with $2.0 billion of Mortgage Assets.

At June 30, 1998 and December 31, 1997, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)              JUNE 30, 1998     DECEMBER 31, 1997
                            -------------     -----------------
Within 30 days                $1,241,991         $  823,545
30 to 90 days                    403,931            533,543
Over 90 days                     290,236            557,437
                              ----------         ----------
Total Short-Term Debt         $1,936,158         $1,914,525
                              ==========         ==========

For the three and six months ended June 30, 1998, the average balance of Short-Term Debt was $2.3 billion and $2.1 billion with a weighted average interest cost of 5.88% and 5.83%, respectively. For the three and six months ended June 30, 1997, the average balance of Short-Term Debt was $2.7 billion and $2.4 billion with a weighted average interest cost of 5.86% and 5.75%, respectively. The maximum balance outstanding during the six months ended June 30, 1998 and 1997 was $2.5 billion and $3.1 billion, respectively.


NOTE 9.  LONG-TERM DEBT

Long-Term Debt in the form of collateralized mortgage bonds is secured by a pledge of Bond Collateral. As required by the indentures relating to the Long-Term Debt, the Bond Collateral is held in the custody of trustees. The trustees collect principal and interest payments on the Bond Collateral and make corresponding principal and interest payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company.

Each series of Long-Term Debt consists of various classes of bonds at variable rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related Bond Collateral. Each series is also subject to redemption according to the specific terms of the respective indentures. As a result, the actual maturity of any class of a Long-Term Debt series is likely to occur earlier than its stated maturity.

The components of the Long-Term Debt at June 30, 1998 and December 31, 1997 along with selected other information are summarized below:

(IN THOUSANDS)                                             JUNE 30, 1998      DECEMBER 31, 1997
                                                            -----------          -----------
Long-Term Debt                                              $ 1,591,079          $ 1,170,709
Unamortized premium on Long-Term Debt                             6,970                5,795
Deferred bond issuance costs                                     (4,705)              (3,703)
                                                            -----------          -----------
     Total Long-Term Debt                                   $ 1,593,344          $ 1,172,801
                                                            ===========          ===========

Range of weighted-average interest rates, by series       6.04% to 6.61%       6.06% to 6.50%
Stated maturities                                           2017 - 2029          2024 - 2029
Number of series                                                      3                    2

For the three and six months ended June 30, 1998, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.45% and 6.44%, respectively. At June 30, 1998 and December 31, 1997, interest payable on Long-Term Debt was $5.4 million and $2.6 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets. No such Long-Term Debt was outstanding during the three and six months ended June 30, 1997.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1998 and December 31, 1997. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

(IN THOUSANDS)                       JUNE 30, 1998             DECEMBER 31, 1997
                                ------------------------   ------------------------
                                  CARRYING                   CARRYING
                                   AMOUNT    FAIR VALUE       AMOUNT     FAIR VALUE
                                ----------- ------------   ------------ -----------
Assets
      Mortgage Loans            $2,223,348   $2,219,772     $1,551,826  $1,552,585
      Mortgage Securities       $1,570,842   $1,570,842     $1,814,796  $1,814,796
      Interest Rate Agreements      $2,418       ($123)         $2,100      $1,522
Liabilities
      Long-Term Debt            $1,593,344   $1,591,961     $1,172,801  $1,172,938

The carrying amounts of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.


NOTE 11. STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK
On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. After September 30, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock.

As of June 30, 1998 and December 31, 1997, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At June 30, 1998 and December 31, 1997, there were 909,518 shares of the Preferred Stock outstanding.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At June 30, 1998 and December 31, 1997, 846,781 and 1,158,404 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At June 30, 1998 and December 31, 1997, 369,315 and 354,265 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. For the three and six months ended June 30, 1998, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $1,994 and $55,222, respectively. For the three and six months ended June 30, 1997, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $122,944 and $246,803, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of the Company's Plan for the three and six months ended June 30 is presented below.

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30, 1998           JUNE 30, 1998
                                               -----------------------  -----------------------
                                                              WEIGHTED                WEIGHTED
                                                              AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)                SHARES        PRICE      SHARES        PRICE
                                               ----------    ---------  ---------     ---------
Outstanding options at beginning of period     1,127,345     $   27.31    840,644     $   29.79
   Options granted                                68,670     $   22.20    352,952     $   20.59
   Options exercised                                  --         --            --         --
   DERs earned                                        25          0         2,444          0
                                               ---------                ---------
Outstanding options at end of period           1,196,040     $   27.01  1,196,040     $   27.01
                                               =========                =========

STOCK PURCHASE WARRANTS
The Warrants expired on December 31, 1997. Each Warrant entitled the holder to purchase 1.000667 shares of the Company's Common Stock at an exercise price of $15.00 per share.

STOCK REPURCHASES
During 1997, the Company's Board of Directors approved the repurchase of up to 1,455,000 shares of the the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 60,300 and 274,400 shares of its Common Stock for $1.2 million and $5.4 million during the three and six months ended June 30, 1998, respectively. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock. At June 30, 1998, 340,600 shares of Common Stock were available for repurchase.

DIVIDENDS
As of June 30, 1998, the Company had declared the following dividends:

                                                             DIVIDENDS PER SHARE
                                             TOTAL       --------------------------
 DECLARATION     RECORD       PAYABLE      DIVIDENDS        CLASS B          COMMON
    DATE          DATE          DATE     (IN THOUSANDS)  PREFERRED STOCK      STOCK
 -----------     ------       -------    --------------  ---------------     ------
    6/4/98       6/30/98       7/21/98         $687          $0.755             -
   4/27/98        5/7/98       5/21/98       $3,809             -             $0.270
   3/11/98       3/31/98       4/21/98         $687          $0.755             -

  12/12/97      12/31/97       1/21/98       $5,686          $0.755           $0.350
    9/8/97       9/30/97      10/21/97       $9,433          $0.755           $0.600
   6/12/97       6/30/97       7/21/97       $8,638          $0.755           $0.600
    3/5/97       3/31/97       4/21/97       $7,899          $0.755           $0.600

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


NOTE 12. COMMITMENTS AND CONTINGENCIES

At June 30, 1998, the Company had entered into commitments to purchase $529.4 million of Mortgage Assets and $156,750 of Interest Rate Agreements for settlement in July 1998.

At June 30, 1998, the Company is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1998 - $99,416; 1999 through 2000 - $198,832; 2001 - $66,277.


NOTE 13. SUBSEQUENT EVENTS

On July 27, 1998, the Company declared a $0.01 cash dividend per common share for the second quarter of 1998 payable on August 21, 1998 to common shareholders of record on August 6, 1998.

On August 6, 1998, the Company declared a $0.755 cash dividend per preferred share for the third quarter of 1998 payable on October 21, 1998 to preferred shareholders of record on September 30, 1998.

During July 1998, pursuant to its stock repurchase program (see Note 11), the Company repurchased 340,600 shares of the Company's Common Stock for $5.9 million. On August 6, 1998, the Company's Board of Directors authorized the repurchase of additional shares of its Common Stock pursuant to its stock repurchase program. The maximum number of additional shares authorized for repurchase under this new program is 2,000,000. On August 10, 1998, the Company entered into a commitment to repurchase 800,000 shares of the Company's Common Stock for $12 million with a settlement date of August 13, 1998.

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

        COMPANY OVERVIEW

        The Company is a mortgage finance company providing capital market funding to the high quality segments of the mortgage market.

        The Company consists of a real estate investment trust and consolidated subsidiaries ("Redwood REIT") and a preferred stock equity interest in RWT Holdings, Inc. ("Holdings"), a non-consolidated affiliate.

        Redwood REIT, through its portfolio operations, is primarily engaged in mortgage spread lending. Portfolio operations earn net income to the extent that the interest earned from the mortgage portfolio exceeds the cost of borrowed funds, hedging, credit loss expenses and operating expenses. Under Federal tax elections, Redwood REIT pays no corporate income tax provided it distributes at least 95% of its taxable income as dividends over time and meets certain other federal REIT qualifying conditions.

        Redwood REIT owns both mortgage loans and mortgage securities. The loans are high-quality single family residential mortgage loans. The mortgage securities represent interests in securitized pools of residential mortgage loans. Most of the mortgage securities in the Redwood REIT's portfolio have substantial forms of protection from credit risk and are rated "AAA" or "AA". Redwood REIT funds its portfolio with its equity and with debt. Redwood REIT's borrowings consist of both short-term recourse debt and long-term non-recourse debt.

        Holdings acquires and accumulates mortgage loans for sale to Redwood REIT, to other investors, or into mortgage securitizations. Holdings' operations earn net income to the extent that gains on loans sold, fee income generated, and net interest income earned on loans held for sale exceed operating expenses and taxes.

        Due to the start-up nature of its activities, Holdings is expected to report a significant loss for 1998. Holdings started operations on March 31, 1998 when Redwood REIT transferred certain of its mortgage acquisition operations to the new entity. Holdings plans to expand these operations while starting related new businesses. Redwood Financial Services ("RFS"), a unit of Holdings, started operations on July 1, 1998. RFS acquires, accumulates and securitizes seasoned mortgage loans. RFS is expected to have over 20 employees by year-end 1998.

        The Company, through its acquisition of Holdings' non-voting preferred stock, currently owns a 99% economic interest in Holdings. Thus 99% of any income or loss at Holdings will increase or reduce the Company's reported net income. Generally, Holdings' earnings or losses will not change the Company's taxable income, or the amount the Company pays in dividends to its shareholders, except to the extent that Holdings pays a dividend to the Company.

RESULTS OF OPERATIONS

Mortgage Portfolio Operations
-----------------------------

In the second quarter of 1998, the net increase in the amortized cost of Redwood REIT's mortgage asset portfolio was $158.1 million, or 4.3%. The mortgage asset portfolio grew from $3.65 billion to $3.81 billion. This growth was the net result of $594.8 million of acquisitions, $425.3 million of principal repayments, $11.0 million of net premium amortization, and $0.5 million of realized credit losses.

In the second quarter of 1998, Redwood REIT acquired $594.8 million of mortgage assets, including $525.5 million of mortgage loans and $69.3 million of mortgage securities. Hybrid mortgage loans ("Hybrids") represented $524.1 million of the mortgage assets acquired and adjustable-rate mortgages ("ARMs") represented the other $70.7 million. Hybrids have a fixed-rate coupon for three to ten years and an adjustable-rate coupon thereafter. ARMS have an adjustable-rate coupon that adjusts to market conditions at least once per year.

In the second quarter of 1998, Redwood REIT received $425.3 million of mortgage principal repayments. Principal repayments on mortgage loans consist of scheduled principal payments and unscheduled principal prepayments. Scheduled principal repayments are the payments calculated to fully amortize a loan at its scheduled maturity date. Unscheduled principal prepayments typically occur when a homeowner pays off their loan either because they sell their home or they refinance their mortgage at a lower rate. Some mortgage securities owned by Redwood REIT are subject to call provisions and some receive a greater than pro-rata share of principal repayments generated by the underlying mortgage pool. Thus, for securities, the total amount of mortgage principal repayment each month can exceed the level of prepayments and scheduled repayments on the underlying loans.

One common measure of principal prepayments is the conditional prepayment rate ("CPR"). The CPR measures how much principal prepaid in a period, expressed as a percentage of the remaining, unamortized principal balance at the beginning of that period. This percentage is stated as an annualized number. The average CPR for Redwood REIT's mortgage loans and the mortgage pools underlying its mortgage securities was 34% in the second quarter of 1998.

In line with industry trends, prepayments reached record levels in April and May, then declined slightly in June. The average CPRs were 35% in April, 34% in May and 32% in June. Based on preliminary results, Redwood REIT believes that July 1998 average CPRs were near June levels. Higher levels of prepayments tend to reduce Redwood REIT's earnings due to increased purchase premium amortization expense.

In the second quarter of 1997, the net increase in the amortized cost of Redwood REIT's mortgage asset portfolio was $757.8 million, or 29.1%. The mortgage asset portfolio grew from $2.61 billion to $3.36 billion. This growth was the net result of $962.9 million of acquisitions, $199.9 million of principal repayments, $5.1 million of net premium amortization, and less than $0.1 million of realized credit losses.

In the second quarter of 1997, Redwood REIT acquired $962.9 million of mortgage assets, including $470.5 million of mortgage loans and $492.4 million of mortgage securities. All mortgage assets acquired were ARMs. Second quarter 1997 CPRs were 23%.

In the first half of 1998, the amortized cost of Redwood REIT's mortgage asset portfolio increased $0.44 billion, or 13.0%, from $3.37 billion to $3.81 billion. During this period, Redwood REIT acquired $1.20 billion of mortgage assets, received $731.4 million of mortgage principal repayments, amortized $19.2 million of net premium, and sold $9.3 million of mortgage assets. Redwood REIT also took a $0.7 million write-down on mortgage securities and realized credit losses of $0.5 million.

In the first half of 1998, or mortgage assets acquired, mortgage loans totaled $0.97 billion and mortgage securities totaled $0.23 billion. Hybrids represented $0.82 billion of mortgage assets acquired and ARMs represented the other $0.38 billion. First half 1998 CPRs were 30%.

In the first half of 1997, the amortized cost of Redwood REIT's mortgage asset portfolio increased $1.21 billion, or 56.0% from $2.16 billion to $3.36 billion. During this period Redwood REIT acquired $1.59 billion of mortgage assets, received $373.3 million of mortgage principal repayments, and amortized $8.9 million of net premium. Redwood REIT also realized credit losses of less than $0.1 million.

In the first half of 1997, mortgage loans totaled $0.72 billion and mortgage securities totaled $0.87 billion of total mortgage assets acquired. ARMs represented $1.52 billion of mortgage assets acquired and Hybrids represented the other $0.07 billion. First half 1997 CPRs were 23%.

In the third quarter of 1998, through August 10, 1998, Redwood REIT had acquired or committed to acquire $660.8 million of mortgage assets, including $584.3 million of Hybrid loans and $76.5 million of adjustable-rate mortgage securities.

Interest Income

Total interest income is the sum of mortgage coupon income, premium amortization expense, discount amortization income, and interest earned on cash balances.

Second quarter 1998 total interest income equaled $53.8 million, an 8.6% increase from the $49.5 million earned in the second quarter of 1997. The net increase of $4.3 million was the result of a $10.0 million increase in coupon interest income, $0.2 million increase in interest income on cash balances, and a $5.9 million increase in net premium amortization expense. Earning asset yield decreased to 6.10% in second quarter of 1998 from 6.86% in the second quarter of 1997.

Second quarter 1998 coupon interest income of $64.3 million increased 18.4% from the second quarter of 1997 primarily because the average earning asset balance increased 22.0%. The average mortgage coupon rate decreased from 7.74% to 7.52%. The average mortgage coupon rate was lower because the mortgage index levels were lower in the 1998 period than in the 1997 period and because the mix of assets changed (i.e. assets with higher coupons prepaid and were replaced with lower coupon mortgage assets, such as Hybrids).

Second quarter 1998 net premium amortization expense of $11.0 million increased by 115.7% compared to the second quarter 1997 expense because mortgage asset principal prepayment rates were faster in the second quarter of 1998. Mortgage asset prepayments, as measured by CPRs, increased from 23% to 34% from the second quarter of 1997 to the second quarter of 1998. Prepayments reduced mortgage coupon yield by 1.26% in the second quarter of 1998 and 0.71% in the second quarter of 1997.

First half 1998 total interest income equaled $107.6 million, a 22.2% increase from the $88.1 million earned in the first half of 1997. The net increase of $19.5 million was the result of a $29.4 million increase in coupon interest income, a $10.2 million increase in premium amortization expense, a $0.1 million decrease in discount amortization income and a $0.4 million increase in interest income on cash balances. Earning asset yield declined from 6.86% in the first half of 1997 to 6.29% in the first half of 1998.

First half 1998 coupon interest income of $126.0 million increased 30.4% from the first half of 1997 primarily because the average earning asset balance increased 33.2%. The average mortgage coupon rate decreased from 7.72% to 7.58% because the mortgage index levels were lower and because the mix of assets changed toward lower coupon assets.

First half 1998 net premium amortization expense of $19.2 million increased by 114.8% compared to the first half 1997 expense because mortgage loan prepayment rates were faster in the first half of 1998. Redwood REIT's Mortgage asset prepayments, as measured by CPRs, increased from 23% to 30% from the first half of 1997 to the first half of 1998. Prepayments reduced mortgage coupon yield by 1.13% in the first half of 1998 and 0.70% in the first half of 1997.

Interest Expense

Interest expense is the cash expense paid on short-term and long-term debt plus the amortization expense of deferred bond issuance costs and other related expenses. In addition, when Redwood REIT sells a debt obligation at a price greater or less than the principal value of the debt, the debt issuance premium or discount is amortized into income as the debt principal balance amortizes over time. The amortization of debt issuance premium reduces interest expense (increases earnings) and the amortization of debt issuance discount increases interest expense (reduces earnings).

Second quarter 1998 interest expense of $50.2 million was $11.2 million, or 28.8%, greater than the $39.0 million expense in the second quarter of 1997. Average borrowings increased $0.65 billion, or 24.5%, from $2.66 billion to $3.31 billion.

The total cost of borrowings increased from 5.86% to 6.06% due to the issuance of long-term debt in the second half of 1997. Second quarter 1998 average short-term borrowings decreased to $2.26 billion from $2.66 billion in the second quarter of 1997. The cost of funds on this debt increased slightly, from 5.86% to 5.88% in the period to period comparison, as short-term interest rates and the mix of assets pledged against these borrowings remained relatively unchanged. Average long-term borrowings increased from zero to $1.05 billion. The cost of funds on this long-term debt was 6.45% in the second quarter of 1998.

First half 1998 interest expense of $96.3 million was $28.4 million, or 41.9%, greater than the $67.9 million expense in the first half of 1997. Average borrowings increased $0.83 billion, or 35.2%, from $2.36 billion to $3.19 billion.

The total cost of borrowings increased from 5.75% to 6.04% from the first half of 1997 to the first half 1998. First half 19989 average short-term borrowings decreased to $2.10 billion from $2.36 billion in the first half of 1997. The cost of funds on this debt increased from 5.75% to 5.83% as more loans rather than securities were pledged against these borrowings and short-term interest rates increased slightly. Average long-term borrowings increased from zero to $1.09 billion in the first half of 1998. The cost of funds on long-term debt was 6.44% in the first half of 1998.

Interest Rate Agreements Expense

Second quarter 1998 net interest rate agreements expense was $1.6 million. Interest rate agreement expense was $0.8 million in the second quarter of 1997. The higher level of expense during the second quarter of 1998 as compared to second quarter of 1997 was due to an increase in the number effective interest rate agreements. On an annualized basis, net interest rate agreements expense was 0.19% and 0.13% of average borrowings in the second quarter of 1998 and second quarter of 1997, respectively.

In the first halves of 1998 and 1997, net interest rate agreements expense was $3.0 million and $1.4 million, respectively. The higher level of expense in the first half of 1998 was due to an increase in the number of effective interest rate agreements during that period. On an annualized basis, year to date net interest rate agreements expense was 0.19% and 0.12% of average borrowings in 1998 and 1997, respectively.

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

In the second quarter of 1998, net interest income was $2.0 million, 80% lower than the $9.7 million reported in the second quarter of 1997. As discussed above, interest income increased $4.3 million and interest expense increased $11.2 million. Interest rate agreements expense also increased $0.8 million.

In the second quarter of 1998, the net interest rate spread was negative 0.15% compared to 0.87% in the second quarter of 1997. The lower net interest rate spread was the combined result of accelerated mortgage prepayments and Redwood REIT's issuance of long-term debt. Second quarter 1998 net interest margin was 0.22% compared to 1.31% in the second quarter 1997.

Net interest income would have been higher if Redwood REIT had chosen to fully utilize its capital and if, as a result, it had acquired additional positive spread mortgage assets. Since mid-1997, Redwood REIT has generally limited the growth of its balance sheet due to unfavorable mortgage market pricing. The average capital utilization in the second quarter of 1998 was 79% versus 96% in the second quarter of 1997.

In the first half 1998, net interest income was $8.4 million, 55.4% lower than the $18.8 million reported in the first half of 1997. As discussed above, interest income increased $19.6 million and interest expense increased $28.4 million. Interest rate agreements expense also increased $1.6 million.

In the first half of 1998, the net interest rate spread was 0.06% compared to 0.99% in the first half of 1997. Lower net interest rate spread was the combined result of accelerated mortgage prepayments and Redwood REIT's issuance of long-term debt. First half 1998 net interest margin was 0.47% compared to 1.42% in the first half of 1997. The average capital utilization in the first half of 1998 was 78% versus 97% in the first half of 1997.

Please see "Interest Income" and "Interest Expense" and "Interest Rate Agreements" above for a discussion of the individual components of net interest income.

Credit Provision Expense

It is Redwood REIT's policy to set aside annual credit provisions for mortgage loans and lower-rated mortgage securities on an ongoing basis in order build a reserve for potential future credit losses. In the second quarter of 1997 and 1998, the annualized rate of provision was 0.16% of the average mortgage loan balance. Redwood REIT built up a credit reserve for its lower-rated mortgage securities by taking credit provisions through September 1997. Since that time, Redwood REIT has reduced the risk of loss on its mortgage securities by re-securitizing portions of that portfolio and has not added to its mortgage securities credit reserve.

The $0.8 million total credit provisions in the second quarter of 1998 were similar to the level of provisions taken in the second quarter of 1997. A $0.4 million higher provision taken for a higher average mortgage loan balance was offset by the reduction of the provision taken for mortgage securities from $0.4 million to zero.

Compared to the first half of 1997, credit provisions in the first half of 1998 decreased $0.1 million, from $1.5 million to $1.4 million. Credit provisions on mortgage loans were $0.9 million higher due to higher mortgage loan balances while credit provisions on mortgage securities went from $1.0 million to zero.

Write-down of Mortgage Securities

There were no write-downs of mortgage securities in the second quarter of 1998 or the first half of 1997.

Redwood REIT wrote-down all of its interest only mortgage securities ("IOs") to their estimated market value in the first quarter of 1998. This write-down reduced GAAP income $0.7 million but did not effect taxable income.

Gain or Loss on Sale Transactions

Redwood REIT did not sell mortgage assets or hedges in the second quarter of 1998 or in the first half of 1997.

Redwood REIT sold $9.3 million of mortgage securities during the first half of 1998 resulting in a gain on sale of $6,000.

Other Income

Beginning in the second quarter of 1998, Redwood REIT agreed to provide credit support to Holdings by acting as co-borrower on some of Holdings' short-term debt agreements. Accordingly, Holdings pays Redwood REIT credit support fees on borrowings subject to this arrangement. In the second quarter of 1998, Redwood REIT earned $0.1 million from Holdings in credit support fees. The maximum balance supported by Redwood REIT during the second quarter of 1998 was $367.1 million and the balance at June 30, 1998 was zero. No such fee was received prior to this quarter.

Operating Expenses

When compared to the second quarter of 1997, second quarter 1998 operating expenses at Redwood REIT decreased from $1.2 million to $0.6 million. This was primarily the result of the transfer of certain Redwood REIT operations (representing $0.7 million of expense in the second quarter of 1998) to Holdings.

After giving effect to this transfer, the number of employees at Redwood REIT still increased over the past year. Lower bonus and dividend-equivalent right ("DER") accruals offset the extra expense of these employees.

For similar reasons, first half 1998 operating expenses at Redwood REIT increased $0.1 million to $2.5 million from $2.4 million in the first half of 1997.

Net Income at Redwood REIT

In the second quarter of 1998, Redwood REIT net income was $0.8 million, $6.9 million less than the $7.7 million reported in the same quarter one year ago. As discussed above, faster prepayments, the issuance of long-term debt, and the effects of under-utilizing the balance sheet were the primary reasons for the decline.

For similar reasons, as discussed above, first half of 1998 Redwood REIT net income of $3.9 million was $11.0 million less than the $14.9 million reported in the same period one year ago.

Equity in Earnings of Holdings

The Company recognizes income from its investment in Holdings using the equity method of accounting. The Company's share of Holdings' net income appears as a single line item on the Company's income statement as "Equity in Earnings of RWT Holdings, Inc."

There were no operations for Holdings prior to the second quarter of 1998.

Holdings started and ended the second quarter of 1998 with no mortgage assets. During the second quarter of 1998, Holdings acquired $531.0 million of mortgage loans, had $5.6 million of principal repayments, and sold $525.4 million of mortgage loans. All of these loans were sold to Redwood REIT.

Holdings had $2.8 million of interest income, $2.5 million of interest expense, $0.1 million in credit support fees payable to Redwood REIT, and net interest income of $0.2 million. Gain on sale income was less than $0.1 million. Holdings had $0.8 million of operating expenses. Holdings' net loss was $0.6 million.

In the second quarter and for the first half of 1998, the Company recognized a net loss equal to $0.6 million, or 99% of Holdings' net loss.

The Company expects Holdings' operating expenses will grow significantly in the second half of 1998 as a result of its start-up operations. Holdings' net loss rate is expected to increase in the second half of 1998.

Please see "Investment in Holdings" in the Financial Condition section below and "Note 7: Investment in RWT Holdings, Inc." in the Notes to the Consolidated Financial Statements for additional information on Holdings.

Net Income before Preferred Dividends

Redwood REIT's net income of $0.8 million and the Company's $0.6 million share of the loss at Holdings resulted in total net income available to common and preferred shareholders of $0.2 million for the second quarter of 1998. This was 97.5% lower than the $7.7 million earned in the second quarter of 1997. As discussed above, the primary reasons were the faster rate of prepayments, the issuance of long-term debt, and an under-utilized balance sheet. As a result, return on total average equity dropped from 10.53% to 0.23% in the quarter to quarter comparison.

For similar reasons, first half of 1998 net income available to common and preferred shareholders was $3.3 million, 77.7% lower than the $14.9 million reported in the first half of 1997. The return on total average equity (common plus preferred) decreased from 11.26% to 1.95%.

Preferred Dividends

The Company's Class B 9.74% Cumulative Convertible Preferred Stock ("Preferred Stock") was issued in the third quarter of 1996. The quarterly preferred dividend equals the greater of the common stock dividend or $0.755 per share. Each share of Preferred Stock is convertible at the option of the holder at any time into one share of common stock. After September 1999, Redwood REIT has the option to: i) force the conversion of each share of Preferred Stock into one share of common stock if the price of the common stock exceeds $31.00, or ii) to redeem the Preferred Stock at $31.00 per share plus any accrued dividends.

There were 909,518 preferred shares outstanding at June 30, 1997 and at June 30, 1998 with a total book value of $26.7 million. Preferred dividends were $0.7 million in each of these periods.

Preferred dividends were $1.37 million in the first half of 1998 and $1.44 million in the first half of 1997. The first half 1998 preferred dividend was lower because preferred shareholders converted 96,732 shares of Preferred Stock into common stock in the first half of 1997.

Net Income Available to Common Shareholders

In the second quarter of 1998, net income available to common shareholders after the payment of preferred dividends decreased to negative $0.5 million from $7.0 million in the second quarter of 1997 for reasons discussed above. From the second quarter of 1997 to the second quarter of 1998, return on average common equity decreased from 10.65% to negative 0.62%.

In the first half of 1998, net income available to common shareholders decreased to $2.0 million, 85.5% less than the $13.5 million reported in the first half of 1997. Return on average common equity decreased from 11.43% to 1.24%

Diluted Earnings Per Share

Second quarter 1998 diluted earnings per share decreased to negative $0.03 per share from $0.52 per share in the second quarter of 1997. The average number of diluted common shares outstanding increased by 5.8%, from 13.5 million to 14.3 million, and net income available to common shareholders decreased from $7.0 million to negative $0.5 million.

First half 1998 diluted earnings per share decreased 86.7% to $0.14 from $1.05 reported in the first half of 1997. The average number of diluted common shares outstanding increased by 12.2%, from 12.8 million to 14.4 million, and net income available to common shareholders decreased from $13.5 million to $2.0 million.

Taxable Income

As a REIT, the Company is required to distribute dividends equal to at least 95% of its taxable income. To the extent that it pays dividends, such income is generally not taxed at the corporate level.

In any given period, taxable income can be greater or less than GAAP net income (a "GAAP/Tax Difference") because of differences in the GAAP and tax accounting rules. Important GAAP/Tax Differences arise for the Company when it accounts for: i) its investment and earnings in Holdings, ii) non-qualified stock options ("NQSOs") granted under its Stock Option Plan, iii) credit losses on mortgage assets, iv) amortization of mortgage acquisition premium or discount, v) write-down of mortgage securities, and vi) certain long-term financing arrangements. Other important GAAP/Tax differences exist as well.

For taxable income purposes, the Company recognizes no income or loss from its investment in Holdings unless Holdings pays a dividend to the Company. For GAAP accounting, however, the Company's pro-rata share of any after-tax profit or loss at Holdings is recognized as profit or loss at the Company, regardless of the level of dividend, if any, declared by Holdings. During the second quarter of 1998, the Company recognized $0.6 million of the loss at Holdings in its GAAP income statement, but recognized no taxable income or loss from Holdings as Holdings did not declare a dividend. There were no GAAP/Tax Differences from this source in prior periods as Holdings commenced operations in the second quarter of 1998. This GAAP/Tax Difference may increase in the second half of 1998 as the Company expects Holdings will report a substantial operating loss during this period. The Company does not expect Holdings to pay a dividend during this period.

The exercise of NQSOs creates a GAAP/Tax Difference in the Company's income. For taxable income purposes only, when NQSOs are exercised, the Company recognizes an expense equal to the difference between the fair market value of the stock at the time of exercise and the exercise price paid. Although this is a non-operating, non-cash expense, such expenses arising from the future exercise of options will lower the Company's taxable income, and thus its dividend, in the quarters when NQSOs are exercised. If all vested NQSOs were exercised as of June 30, 1998, the additional associated tax expense for the second quarter would have been $0.4 million. The potential taxable expense associated with NQSOs could increase significantly as more options vest or if the price of the Company's publicly-traded stock increases. Taxable expenses associated with the exercise of NQSOs were zero in the second quarter of 1998 and the first half of 1998. This expense was $0.2 million in the second quarter of 1997 and the first half of 1997. For additional detail on NQSOs, see "Note 11. Stockholders' Equity
- Stock Option Plan" in the Notes to the Consolidated Financial Statements.

When accounting for credit losses, Redwood REIT reduces GAAP net income based on potential future losses on its mortgage assets. Tax accounting, on the other hand, requires Redwood REIT to reduce taxable income only as actual credit losses are incurred. In any given period, actual credit losses could be significantly different than the GAAP credit loss provision. GAAP credit provisions exceeded actual credit losses deductible from taxable income by $0.3 million in the second quarter of 1998 and $0.8 million in the second quarter of 1997. In the first half of 1998 and 1997, GAAP credit provisions exceeded actual credit losses by $0.9 million and $1.4 million, respectively.

In the second quarter of 1998, taxable income before preferred dividends was $0.8 million. This exceeded GAAP income by $0.6 million due to the $0.6 million equity in the loss at Holdings, a $0.3 million credit expense difference, and negative $0.3 million of other expense differences.

In the second quarter of 1997, taxable income before preferred dividends of $8.3 million exceeded GAAP income by $0.6 million due to an $0.8 million credit expense difference and negative $0.2 million of other expense differences.

In the first half of 1998, taxable income before preferred dividends of $5.4 million exceeded GAAP income by $2.0 million due to a $0.9 million credit expense difference, a $0.7 million difference due to the write-down of mortgage securities, the $0.6 million of equity in the loss at Holdings, and a negative $0.2 million of other expense differences.

In the first half of 1997, taxable income before preferred dividends of $16.2 million exceeded GAAP income by $1.3 million due to a $1.4 million credit expense difference and negative $0.1 million of other expense differences.

Common Share Dividends

On July 27, 1998, the Company declared a $0.01 per share second quarter common dividend that was equal to the taxable income per share entitled to a dividend earned by the Company in that period. This dividend is payable on August 21, 1998 to shareholders of record as of August 6, 1998. This dividend is less than the $0.60 dividend declared in the second quarter of 1997 due to a decline in taxable income earned.

Total dividends for the first half of 1998 of $0.28 were lower than the $1.20 per share dividend declared in the first half of 1997 due to a decline in taxable income earned.

Effective with the fourth quarter 1997 dividend, the Company's policy is to declare a common dividend for each quarter that is equal to that quarter's taxable income per common share entitled to a dividend. The first three quarters' dividends will be declared after taxable income has been determined for the quarter. The dividend declaration for the first, second and third quarter dividends is expected to occur in the last week of April, July and October, respectively. The fourth quarter's dividend will be declared in December based on estimated fourth quarter taxable income and any other adjustments necessary to comply with REIT dividend distribution rules. The record and payable dates for dividends will be announced at the time the dividends are declared.

The Company's common dividend is expected to vary from quarter to quarter, both due to fluctuations in the Company's operating results and due to changes in operating and non-operating items that impact taxable income.

FINANCIAL CONDITION

Mortgage Loans

From December 31, 1997 to June 30, 1998, Redwood REIT's mortgage loan portfolio grew $672.7 million, or 43.3%, from $1.55 billion to $2.23 billion. At December 31, 1997, 96% of mortgage loans were ARMS and the remaining 4% were Hybrids. At June 30, 1998, 62% of mortgage loans were ARMs and 38% were Hybrids.

At June 30, 1998, Redwood REIT owned 7,032 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $2.19 billion and an amortized cost of 101.63% of principal value. Redwood REIT estimated that the bid-side market value of Redwood REIT's mortgage loan portfolio at June 30, 1998 was approximately $2.22 billion. The estimated unrealized market value loss in Redwood REIT's mortgage loan portfolio was $3.6 million after adjusting for the existing $4.1 million credit reserve.

As verified by its re-underwriting process, Redwood REIT believes that its mortgage loans owned as of June 30, 1998 were generally originated to "A", or "Prime" quality, underwriting standards. The average loan size was $312,000. Loans with current balances less than $227,150 (the FNMA/FHLMC 1998 conventional loan balance limit for most loans) made up 16% of the dollar balance of Redwood REIT's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 33%. Loans on owner-occupied houses made up 91% of the loan portfolio. Second homes and investment properties represented 7% and 2% of the portfolio, respectively. As of June 30, 1998, the average seasoning of the loan portfolio was 15 months.

The average original loan-to-value ratios ("OLTV") for Redwood REIT's loan portfolio was 76% as of June 30, 1998. At June 30, 1998, 31% of mortgage loans had an OLTV in excess of 80%. Of these, 97% had either primary mortgage insurance ("PMI") or additional collateral in the form of pledged accounts. After giving effect to PMI and additional collateral, the average effective OLTV was 67%.

At June 30, 1998, 35% of the mortgage loans owned by Redwood REIT were on properties located in California (18% in Northern California and 17%in Southern California). Loans in Florida were 7%, loans in New York were 6%, and loans in Georgia and Colorado were each 5% of the total. All other states were less than 5%.

At June 30, 1998, 21 mortgage loans were non-performing assets ("NPAs"), as they were over 90 days delinquent, in bankruptcy, in foreclosure, or had become Real Estate Owned ("REO"). The loan balance of these NPAs totaled $4.9 million, or 0.22% of the mortgage loan portfolio and 0.13% of total assets. Included in this NPA balance was REO of $0.3 million resulting from the default of two loans.

Cumulatively through June 30, 1998, Redwood REIT had liquidated nine defaulted mortgage loans: the average loss severity on those loans was 11%. In the second quarter of 1998, actual credit losses realized on the Company's mortgage loans were $0.1 million. On an annualized basis, credit losses in the second quarter of 1998 represented 0.03% of the average portfolio balance. Total cumulative losses on this portfolio have been $0.2 million through June 30, 1998.

Redwood REIT estimates its realized credit losses from all NPAs as of June 30, 1998 would be $0.5 million, $1.0 million, $1.5 million, or $2.0 million if all such NPAs were to default rather than cure and the loss severity on these loans was 10%, 20%, 30%, or 40%, respectively. The mortgage loan credit reserve as of June 30, 1998 was $4.1 million. This reserve was 0.18% of mortgage loans as of June 30, 1998. The analysis in this paragraph reviews the risk of loss from NPAs as of June 30, 1998 only; it does not purport to analyze or measure credit losses from additional NPAs that may arise after June 30, 1998.

At December 31, 1997, Redwood REIT owned 5,041 adjustable-rate, first-lien mortgage loans on single-family residential properties with a principal value of $1.52 billion and an amortized cost of $1.55 billion, or 102.29% of principal value. Redwood REIT estimates that the bid-side market value of Redwood REIT's mortgage loan portfolio at December 31, 1997 was approximately $1.55 billion. The estimated unrealized market value loss in Redwood REIT's mortgage loan portfolio was $2.0 million after adjusting for the existing $2.9 million credit reserve.

At December 31, 1997, the average loan size was $301,000. Loans with current balances less than $214,600 (the FNMA/FHLMC 1997 conventional loan balance limit for most loans) made up 18% of the dollar balance of Redwood REIT's mortgage loan portfolio while loans with current balances in excess of $500,000 made up 37%. Loans on owner-occupied houses made up 89% of the loan portfolio. Second homes represented 8% and investment properties 3% of the portfolio. As of December 31, 1997, the average seasoning of the loan portfolio was 18 months.

At December 31, 1997, 38% of loans had an OLTV in excess of 80%. Of these, 95% had either primary mortgage insurance ("PMI") or additional collateral in the form of pledged accounts. The average OLTV for Redwood REIT's loan portfolio was 78% as of December 31, 1997; after giving effect to PMI and additional collateral, the average effective OLTV was 66%.

At December 31, 1997, 29% of the mortgage loans owned by Redwood REIT were on properties located in California (11% in Northern California and 18% in Southern California). Loans in Florida were 9% loans in New York were 7% and loans in Georgia were 5% of the total. All other states were less than 5%.

At December 31, 1997, 17 mortgage loans were NPAs. The loan balance of these NPAs totaled $3.9 million, or 0.25% of the mortgage loan portfolio and 0.11% of total assets. Included in this NPA balance was REO of $0.7 million resulting from the default of four loans.

At December 31, 1997, Redwood REIT estimated its realized credit losses from NPAs at that time would be $0.4 million, $0.8 million, $1.2 million, or $1.6 million, if all of the NPAs defaulted rather than cured, and loss severity on these loans was 10%, 20%, 30%, or 40%, respectively. The mortgage loan credit reserve as of December 31, 1997 was $2.9 million. The analysis in this paragraph reviews the risk of loss from NPAs as of

December 31, 1997 only; it does not purport to analyze or measure credit losses from additional NPAs that may arise after December 31, 1997.

Mortgage Securities

From December 31, 1997 to June 30, 1998, Redwood REIT's mortgage securities portfolio decreased $235.2 million, or 12.9%, from $1.82 billion to $1.58 billion.

All of Redwood REIT's mortgage securities at December 31, 1997 and June 30, 1998 represented interests in pools of adjustable-rate mortgages on single-family residential properties.

At June 30, 1998, the principal value of Redwood REIT's mortgage securities was $1.55 billion and the amortized cost was $1.58 billion or 101.86% of principal value. Redwood REIT estimates that the bid-side market value of Redwood REIT's mortgage securities portfolio at June 30, 1998 was approximately $1.57 billion. The estimated unrealized market value loss after taking into account the existing credit reserve of $1.7 million was $10.5 million.

At June 30, 1998, 99.4% of Redwood REIT's mortgage securities had a credit rating equivalent of "AAA" or "AA." Securities guaranteed by Fannie Mae or Freddie Mac made up 50.0% of the mortgage securities portfolio. Non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated "AAA" or "AA" made up 49.4% of the mortgage securities portfolio. The book value of all of Redwood REIT's interest only mortgage securities (all of which were rated "AAA") was $0.8 million at June 30, 1998. Based on information available as of June 30, 1998, Redwood REIT had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from its mortgage securities rated "AAA" or "AA."

The remaining 0.6% of the mortgage securities portfolio represented mortgage equity interests created by Redwood REIT in its fourth quarter 1997 re-REMIC transaction. These securities are subordinated to other securities issued from the same pools and therefore are subject to leveraged credit risk with respect to the underlying mortgages. At June 30, 1998, the re-REMIC mortgage equity interests had a principal value of $19.3 million, an amortized cost before credit reserve of $9.1 million, a credit reserve of $1.7 million, an amortized cost after credit reserve of $6.4 million, and an estimated market value of $8.9 million. These securities are rated "B" or unrated.

Cumulatively, from the acquisition dates of these lower-rated mortgage securities through June 30, 1998, 351 defaulted mortgage loans in the underlying pools had been liquidated and the average loss severity on these loans was 21%. In the second quarter of 1998, actual credit losses realized on the Company's mortgage securities were $0.3 million. Total cumulative losses on Redwood REIT's mortgage securities portfolio have been $0.5 million through June 30, 1998.

Redwood REIT estimates that if all the loans underlying mortgage equity interests in the re-REMIC which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO as of June 30, 1998 were to default and have a loss severity of 10%, 20%, 30%, or 40%, the realized credit losses for Redwood REIT would be $0.4 million, $0.7 million, $0.9 million, or $1.4 million, respectively. Redwood REIT's credit reserve for these assets at June 30, 1998 was $1.7 million. The analysis in this paragraph reviews the risk of loss from seriously delinquent loans underlying Redwood REIT's lower-rated mortgage securities as of June 30, 1998 only; it does not purport to analyze or measure credit losses from additional serious delinquencies that may arise after June 30, 1998.

At December 31, 1997, the principal value of all of Redwood REIT's mortgage securities was $1.78 billion and the amortized cost was $1.82 billion, or 102.19% of principal value. Redwood REIT estimated that the bid-side market value of Redwood REIT's mortgage securities portfolio at December 31, 1997 was approximately $1.81 billion. The estimated unrealized market value loss after taking into account the existing credit reserve of $2.1 million was $1.4 million.

At December 31, 1997, 99.5% of Redwood REIT's mortgage securities had a credit rating equivalent of "AAA" or "AA." Securities guaranteed by Fannie Mae or Freddie Mac made up 54.3%of the mortgage securities portfolio. Non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated "AAA" or "AA" made up 45.2%of the mortgage securities portfolio. The book value of all of Redwood REIT's interest only mortgage securities was $1.8 million. Based on information available as of December 31, 1997, Redwood REIT had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from its mortgage securities rated "AAA" or "AA".

The remaining 0.5% of the mortgage securities portfolio represented the retained mortgage equity interests in the re-REMIC discussed above. At December 31, 1997, the re-REMIC mortgage equity interest had a principal value of $21 million, an amortized cost before credit reserve of $9.1 million, a credit reserve of $2.1 million, and an estimated market value of $9.3 million. These securities were rated "B" or unrated.

Redwood REIT estimated at December 31, 1997 that if all the loans underlying mortgage equity interests in the re-REMIC which were over 90 days delinquent, in foreclosure, in bankruptcy, or REO at that time were to default and have a loss severity of 10%, 20%, 30%, or 40%, Redwood REIT's realized credit losses would have been $0.4 million, $0.9 million, $1.2 million, or $1.8 million, respectively. Redwood REIT's credit reserve for these assets at December 31, 1997, was $2.1 million. Cumulatively, from the acquisition dates of mortgage securities rated below investment grade through December 31, 1997, 256 defaulted mortgage loans in the underlying pools had been liquidated and the average loss severity on these loans was 21%. The analysis in this paragraph reviews the risk of loss from seriously delinquent loans underlying Redwood REIT's mortgage securities as of December 31, 1997 only; it does not purport to analyze or measure credit losses from additional serious delinquencies that may arise after December 31, 1997.

Total Mortgage Asset Portfolio Characteristics

At June 30, 1998, 77.4% of Redwood REIT's total mortgage asset portfolio were ARMs and 22.6% were Hybrids.

At June 30, 1998, 60.0% of the ARMs had coupon rate adjustments based on LIBOR or CD indices and 38.4% had coupon adjustments based on U.S. Treasury indices. ARMs with other indices were 1.6% of the total.

At June 30, 1998, the average term-to-next-coupon-adjustment was 56 months for Hybrids and 4 months for ARMs. For all mortgage assets, the average term-to-next-coupon adjustment was 15 months. For most mortgage assets, coupon rate adjustments are based on the index level 30 to 75 days prior to the start of a new coupon accrual period.

Potential coupon rate changes on ARMs can be limited by periodic and life caps. At June 30, 1998, all of the ARMs a had a life cap and the average maximum life cap rate was 12.09%. At June 30, 1998, periodic caps limited coupon changes to 2% annually for 60.6% of the ARMs and there were no periodic caps on 39.4% of these ARMs.

At December 31, 1997, 98.4% of Redwood REIT's total mortgage asset portfolio were and 1.6% were Hybrids.

At December 31, 1997, 56.0% of the ARMs had coupon rate adjustments based on LIBOR or CD indices and 42.5% were based on U.S. Treasury indices. ARMs with other indices made up 1.5% of the total.

At December 31, 1997, the average term-to-next-coupon-adjustment was 4 months for the ARMs and 21 months for Hybrids.

At December 31, 1997, all of the ARMs had a life cap and the average maximum life cap was 12.07%. At December 31, 1997, 66.7% of ARMs had periodic caps that limited coupon changes to 2% annually and 33.3% of ARMs had no periodic caps.

Interest Rate Agreements

At June 30, 1998, Redwood REIT owned $5.8 billion notional face of interest rate agreements. These interest rate agreements had various start dates, maturity dates, and interest rate protection features; see "Note 6, Interest Rate Agreements" and Note 10, "Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for additional detail.

These agreements are designed to reduce Redwood REIT's interest rate and market value fluctuation risk. They had a historical amortized cost basis of $9.9 million and an estimated bid-side market value of negative $0.1 million as of June 30, 1998. The carrying value of these interest rate agreements on Redwood REIT's balance sheet at June 30, 1998 was $2.4 million because some interest rate agreements are presented at their cost basis, not their market value.

Market values were lower than amortized cost due to: i) declines in asset hedge values (which generally have been offset by market value appreciation in the associated mortgage assets), ii) a drop in interest rate volatility assumptions in the marketplace for interest rate agreements, iii) a drop in interest rates,
iv) the effect of taking bid-ask spread mark-downs on new agreements, and v) the timing mismatch of GAAP premium amortization methods for interest rate caps versus the rate of actual economic decay in their market values. There can be no assurance that the estimated market values could be realized in the event the hedges are sold.

There is a risk that the counter-parties to Redwood REIT's interest rate agreements will not be able to perform to the terms of these contracts. If this were to happen, Redwood REIT's total accounting credit loss exposure would be limited to its historical amortized cost basis in these assets (plus Redwood REIT's cash and collateral held by the counter-parties), although the true economic opportunity cost to Redwood REIT could be higher.

At December 31, 1997, Redwood REIT owned $5.3 billion notional face of interest rate agreements. These agreements had a historical amortized cost basis of $10.8 million and an estimated bid-side market value of $1.5 million as of December 31, 1997. Market values had declined relative to book values for the same reasons discussed above. The balance sheet carrying value of these interest rate agreements at December 31, 1997 was $2.1 million.

Under certain circumstances, Redwood REIT may sell or mark-to-market its interest rate agreements. Such circumstances may include a change in accounting standards, a change in hedging strategy, a sale or prepayment of hedged assets, a change in funding means or strategy, or other reasons. In this event, Redwood REIT could report significant gains or losses for GAAP or tax purposes. Redwood REIT may or may not be able to recognize any corresponding gains in the hedged assets or liabilities at that time. For GAAP purposes, at June 30, 1998, the estimated unrealized loss in Redwood REIT's interest rate agreements was $7.5 million.

Investment in Holdings

The Company carries its investment in Holdings at its original cost, plus its share of any net income or loss, less any dividends received. The Company's original investment in Holdings was $9.9 million. At June 30, 1998, its cumulative equity in earnings of Holdings was negative $0.6 million. No dividends have been received from Holdings. At June 30, 1998, the carrying value of the Company's investment in Holdings was $9.3 million.

See "Equity in Earnings of Holdings" in the Results of Operations section above and "Note 7: Investment in RWT Holdings, Inc." in the Notes to the Consolidated Financial Statements for additional information.

Due from Holdings

At June 30, 1998, the Company had a $0.8 million receivable from Holdings.

See "Note 7: Investment in RWT Holdings, Inc." in the Notes to the Consolidated Financial Statements for additional information.

Borrowings

From December 31, 1997 to June 30, 1998, Redwood REIT's total borrowings increased by $0.44 billion, or 14.3%, from $3.09 billion to $3.53 billion.

At June 30, 1998, Redwood REIT's borrowings consisted of $1.59 billion non-recourse, floating-rate, amortizing, callable, long-term debt. Redwood REIT pledged $1.62 billion of mortgage loans as collateral for this long-term debt. The stated maturity on Redwood REIT's long-term debt ranged from 26 to 31 years. The expected average life of the debt was three to six years, as the debt generally pays down as the underlying mortgages pay down. The debt is callable by Redwood REIT before its stated maturity date. At June 30, 1998, 7.2% of the long-term debt had an interest rate tied to the Fed Funds rate, 32.5% had an interest rate tied to the one-year Treasury rate, 20.5% had an interest rate tied to one-month LIBOR, and 39.8% had a fixed interest rate through December 2002. The debt is primarily "AAA" rated and has a lifetime interest rate cap of 10% or 11%.

At June 30, 1998, the remaining mortgage assets, which had an estimated market value of $2.17 billion, were available to collateralize Redwood REIT's short-term debt. At June 30, 1998, Redwood REIT's borrowings consisted of $1.94 billion of short-term collateralized borrowings such as reverse repurchase agreements, notes payable, and revolving lines of credit. At June 30, 1998, the average term-to-maturity of Redwood REIT's short-term debt was 52 days and the average term-to-next-rate-adjustment was 27 days. The term-to-next-rate-adjustment was shorter than the term-to-maturity as some of Redwood REIT's debt had a cost of funds that adjusted to market levels on a monthly basis during the term of the debt.

In general, the cost of borrowings has been able to reset more quickly to interest rate conditions than coupon rates on Redwood REIT's mortgages could adjust to those same changes. Through its hedging program, Redwood REIT seeks to mitigate the short-term impact that a large increase in interest rates could have on its cost of funds and spread earnings.

At December 31, 1997, Redwood REIT's borrowings consisted of $1.17 billion long-term debt. Redwood REIT pledged $1.19 billion of mortgage loans as collateral for this long-term debt. The stated maturity on Redwood REIT's long-term debt ranged from 26 to 31 years. At December 31, 1997, 13.9% of the long-term debt had an interest rate tied to the Fed Funds rate, 49.7% had an interest rate tied to the one-year Treasury rate, and 36.3% had an interest rate tied to one-month LIBOR. The debt was "AAA" rated and had a lifetime interest rate cap of 10%.

At December 31, 1997, the remaining mortgage assets, which had an estimated market value of $2.18 billion, were available to collateralize Redwood REIT's short-term debt. At December 31, 1997, Redwood REIT's short-term borrowings were $1.91 billion. At December 31, 1997 the average term-to-maturity of Redwood REIT's short-term debt was 64 days and the average term-to-next-rate-adjustment was 31 days.

Cash Balances and Liquidity

At June 30, 1998, Redwood REIT estimated it had additional borrowing capacity in excess of its then-current requirements of $145.3 million. In addition, Redwood REIT had $11.4 million of unrestricted cash. The monthly principal and interest payments received on the mortgages which serve as collateral to the long-term debt are held in trust for the benefit of the long-term debt holders until the bond payment date and are included in Redwood REIT's cash balances as "restricted cash."

At December 31, 1997, Redwood REIT estimated it had additional borrowing capacity in excess of its then-current requirements of $182.7 million. Redwood REIT's unrestricted cash totaled $24.9 million.

Redwood REIT's liquidity status, borrowing capacity, and ability to roll over its short-term debt as it matures depend on the market value, liquidity and credit quality of its assets, the soundness and capitalization of its balance sheet, the state of the collateralized lending market and other factors. If Redwood REIT's liquidity or borrowing capacity were to become seriously diminished, Redwood REIT would most likely seek to sell its mortgage assets (the sale of which, in such circumstances, might be difficult and most likely would be at a loss). In order to avoid such an occurrence, Redwood REIT seeks to maintain what it believes to be a prudent level of capital, i.e., Redwood REIT restricts its asset growth according to its Risk-Adjusted Capital Policy and thereby seeks to maintain adequate liquidity and unused borrowing capacity.

Stockholders' Equity

Amortized Historical Cost of Equity
From December 31, 1997 to June 30, 1998, Redwood REIT's equity (on an amortized, historical cost basis excluding unrealized market valuation adjustments included in accumulated comprehensive income) decreased $5.7 million, from $344.6 million to $338.9 million. This was the net effect of the Company's stock repurchases which reduced equity in the first half of 1998 by $5.5 million, issuance of stock through the Company's Dividend Reinvestment Program which increased equity by $1.6 million, and total preferred and common dividends paid in excess of GAAP earnings which reduced equity by $1.8 million.

In order to utilize excess capital and increase long-term shareholder value, the Company's Board of Directors authorized a common stock repurchase program in September 1997. In the second quarter of 1998, the Company repurchased 60,300 shares for $1.2 million. In the first half of 1998, the Company repurchased 274,400 shares for $5.5 million. The Company purchased 340,600 additional shares in July, 1998. Through July 1998, the Company repurchased 1,455,000 shares, equaling 9.8% of the common shares that were outstanding at the commencement of the stock repurchase program. At the August 6, 1998 Board of Directors meeting, the Company's management was authorized to repurchase up to 2,000,000 additional shares. Through August 10, 1998, an additional 800,000 shares were repurchased for $12.0 million.

Included in total equity is Preferred Stock of $26.7 million at both December 31, 1997 and June 30, 1998. Common equity totaled $317.9 million as of December 31, 1997 and decreased by the same $5.7 million as total equity to $312.2 million as of June 30, 1998.

Book value, or equity, per common share (on an amortized, historical cost basis excluding unrealized market valuation adjustments included in accumulated comprehensive income) decreased by 0.4% from $22.25 on December 31, 1997 to $22.17 on June 30, 1998.

Reported Book Value of Equity
For balance sheet purposes, Redwood REIT carries its mortgage securities and associated interest rate agreements at their estimated bid-side market value (historical amortized cost less market valuation account) while loans, liabilities and other interest rate agreements are carried at historical cost without such a market value adjustment. The market valuation account calculated in this manner (which is now reported in accumulated other comprehensive income) was negative $10.1 million on December 31, 1997 and negative $18.0 million on June 30, 1998. As a result of this accounting treatment, Redwood REIT's reported equity base may fluctuate due to market conditions and other factors.

"Other comprehensive income" for Redwood REIT represents unrealized gain or loss on mortgage securities and related interest rate agreements which are held by Redwood REIT as available for sale. This account would also be used to report such items as foreign currency translation adjustments and minimum pension liability adjustments, if applicable. Prior to 1998, Redwood REIT tracked unrealized gains and losses on certain assets in market valuation accounts and reported them on its balance sheet as "net unrealized loss on assets available for sale." Redwood REIT expects that the amount of accumulated other comprehensive income will vary significantly over time. Under certain circumstances, Redwood REIT may be required to realize through its income statement some or all of the unrealized gains or losses shown in "accumulated other comprehensive income" or the unrealized gains or losses on assets carried at historical amortized cost.

Total reported equity decreased by $13.7 million, from $334.6 million as of December 31, 1997 to $320.9 million as of June 30, 1998. The decline was due to the decrease in the historical cost of equity as explained above and a decrease in the reported market value of mortgage securities and associated hedges. As Preferred Stock did not change during this time period, reported common equity also decreased by $13.7 million, from $307.8 million to $294.1 million.

Reported common equity per common share decreased from $21.55 as of December 31, 1997 to $20.89 as of June 30, 1998, primarily as a result of the mark-to-market valuation adjustments. As of June 30, 1998, the reported mark-to-market valuation adjustments totaled $1.28 per common share outstanding.

Total Mark-to-Market Value of Equity
In order to provide more information to its shareholders, the Company has also calculated the "total mark-to-market value of equity." This generally represents the equity value that would be reported if all the Company's assets, liabilities and hedges were marked to market in a manner similar to the way in which mortgage securities and associated hedges were marked to market to calculate accumulated other comprehensive income. The total mark-to-market value of equity is not a proxy for liquidation value. An actual liquidation would include other costs not included in this estimate. Furthermore, there can be no assurances that estimated market values reflect actual realizable valuations under liquidation market conditions.

Incorporating bid-side market value estimates of all of its mortgage assets, interest rate agreements and liabilities, the Company estimates that the total mark-to-market value of its equity was $334.9 million as of December 31, 1997 and $316.5 million as of June 40, 1998. After adjusting for the redemption of Preferred Stock, the estimated total mark-to-market value of common equity was $306.8 million at December 31, 1997 and $288.3 million at June 30, 1998. The net total mark-to-market value for Redwood REIT's balance sheet was $11.1 million lower than amortized cost at December 31, 1997 and $23.8 million lower than amortized cost at June 30, 1998. Between December 31, 1997 and June 30, 1998, the estimated bid-side value of Redwood REIT's mortgage assets decreased due primarily to faster prepayments. Its interest rate agreements also decreased in value as discussed above.

The estimated total mark-to-market value per common share outstanding decreased from $21.47 as of December 31, 1997 to $20.48 as of June 30, 1998. The total estimated mark-to-market adjustment represented $1.69 per common share outstanding at June 30, 1998.

RISK MANAGEMENT

Redwood REIT seeks to manage the potential credit, interest rate, prepayment, liquidity, and other risks inherent in mortgage spread lending institutions in a prudent manner designed to insure the longevity of Redwood REIT. At the same time, Redwood REIT seeks to provide an opportunity for the Company's shareholders to realize attractive total rates of return through long-term stock ownership in the Company. While Redwood REIT does not seek to avoid risk, it does seek, to the best of its ability, to: i) assume risks that can be quantified from historical experience, ii) actively manage such risk, iii) earn sufficient compensation to justify taking of such risks, and iv) maintain capital levels consistent with the risks it does undertake.

Redwood REIT seeks to limit credit risk by maintaining what it believes to be high-quality mortgage loan underwriting standards for loans retained in its portfolio. Redwood REIT is a nationwide "A" (or "prime") quality lending company: it currently acquires and owns first mortgages on single-family residential properties which have been underwritten to the highest levels of underwriting standards generally in use for these types of loans. Credit losses from such mortgages tend to be cyclical. Redwood REIT expects that portfolio credit losses will increase as its loans season and should the U.S. economy deteriorate. Historically, however, the magnitude of credit loss incurred from high-quality single-family mortgages during credit cycles has been contained relative to credit losses arising from other forms of commercial, consumer and residential mortgage lending.

Redwood REIT seeks to manage liquidity risk and short-term borrowing roll-over risk (which could be caused by market value fluctuations of assets pledged as collateral for short-term borrowings or by changes in lending markets) through:
i) maintaining what it believes to be a high-quality and liquid portfolio of mortgage assets, ii) maintaining a hedging program utilizing interest rate agreements designed to partially mitigate net changes in the market values of its assets, iii) maintaining what it believes to be a prudent level of capitalization (and therefore a prudent level of unused borrowing capacity), and iv) replacing a portion of its short-term borrowings with long-term borrowings. Liquidity risks and short-term borrowing roll-over risks cannot be completely eliminated unless Redwood REIT can replace all of its short-term borrowings with long-term borrowings. At June 30, 1998, Redwood REIT remained exposed to such risk particularly in general market environments of rapidly rising interest rates, market dislocation or illiquidity.

Redwood REIT seeks to manage some of its interest rate risk through matching the interest rate characteristics of its mortgages, its borrowings, and its hedges to the degree that management believes is likely to be in the best interests of the shareholders in the long-term. Redwood REIT does not seek to be perfectly matched or to entirely eliminate interest rate risk.

Interest rate agreements are a form of interest rate insurance, or hedging, which Redwood REIT utilizes to reduce the effects that large changes in interest rates could have on its balance sheet and earnings. Redwood REIT seeks to hedge, in part, the market value and earnings risks arising from its ARMs and Hybrids, their associated liabilities, or both. Redwood REIT also may hedge the market value of acquired mortgage loans prior to securitization, the anticipated issuance of liabilities, or the premium amortization risk that may arise from falling interest rates. Redwood REIT may use interest rate agreements for other hedging purposes as well.

Through June 30, 1998, Redwood REIT generally has assumed some other types of asset/liability mismatches as well, including some risk that the short-end of the yield curve becomes "flatter" (i.e., the risk of six and twelve month interest rates falling relative to one and three month interest rates) and some "TED" spread risk (the risk of U.S. Treasury rates falling relative to LIBOR rates). Certain other types of interest rate risks remain partially unhedged as well. Management believes that the assumption of these risks, to the extent undertaken by Redwood REIT, is more likely than not to result in higher earnings for Redwood REIT in the long-term but also, from time to time, may cause earnings volatility and opportunity cost from foregone growth potential. Management believes that retained interest rate risks (to the extent they are separate from liquidity and market value fluctuation risk) are unlikely to cause a safety and soundness issue for Redwood REIT except in relatively extreme and unlikely scenarios.

While Redwood REIT's mortgage portfolio has in the past consisted primarily of ARMs, as of June 30, 1998 Hybrid loans had grown to 22.6% of the portfolio. Hybrid loans have an initial fixed-rate coupon period ranging from three to ten years. At that point, the Hybrid coupon will adjust to market conditions in a manner similar to ARMs. Due to the fixed-rate coupon period, the challenges of the managing the liquidity risk, short-term borrowing rollover risk, interest rate risk and other asset/liability type risks of Hybrids are different from those of ARMs. To date, Redwood REIT has sought to manage the risks of Hybrid loans through the issuance of matching long-term amortizing debt with a fixed-rate period similar to that of the coupons of Redwood REIT's Hybrids and through the use of five-year Treasury futures and options on five-year Treasury futures as hedges. Redwood REIT expects that its Hybrid hedging strategy will evolve over time. Redwood REIT does not seek to hedge all of the risk of its Hybrid loan portfolio, and there can be no assurance that Redwood REIT's efforts to hedge Hybrids and associated liabilities will be beneficial to Redwood REIT.

Changes in principal repayment rates may be a source of earnings volatility for Redwood REIT. If the rate of mortgage principal repayment of Redwood REIT's mortgage assets is faster than expected, the rate at which Redwood REIT amortizes its net premium balances as an expense will increase and earnings will be reduced relative to what they would have been otherwise. In addition, faster principal repayments may reduce Redwood REIT's net asset growth rate; net asset growth is generally an important component of future earnings growth. Higher-than-expected mortgage principal repayments may also reduce prospects for Redwood REIT if the potential return characteristics of assets then available for acquisition are less attractive than those of the existing assets held in portfolio. Prepayment rates for mortgage loans increased during the most recent quarters and prepayment rates may further increase in 1998. On the other hand, slowing rates of mortgage principal repayment could exacerbate certain liquidity, market value fluctuation, interest rate risks, and other risks, particularly in a rising interest rate environment.

While mortgage principal repayment rates are not highly predictable, management believes the strongest influencing factors in the past have been the shape of the yield curve and the absolute level of longer-term interest rates. As longer-term rates drop, mortgage principal repayments have tended to increase, particularly if longer-term rates drop relative to shorter-term interest rates. In addition, management believes mortgage principal repayments have been increasing on a secular trend basis due to structural and behavioral changes in the mortgage origination market. In the first half of 1998, Redwood REIT implemented some hedges which may tend to add to earnings during periods of rapidly falling long-term interest rates. In general, however, Redwood REIT has not sought to hedge mortgage principal repayment risk but rather has sought to analyze, based on individual mortgage characteristics, the propensity of each acquired mortgage or mortgage pool to experience accelerated principal repayment rates and to adjust its acquisition price bid accordingly based on the level of perceived downside (and upside) earnings risk. Redwood REIT has also been able to effectively reduce the prepayment risk on some of its assets though the issuance of amortizing long-term debt at a price above par.

At June 30, 1998, Redwood REIT's net unamortized effective premium was $9.4 million less than reported at December 31, 1997, primarily as a result of a net premium amortization expense during the first half of 1998. As a percent of common equity, net effective premium decreased from 22.5% to 19.9% over this period.

As of June 30, 1998, Redwood REIT's net unamortized effective premium balance of $62.2 million consisted of $75.2 million of purchase premium on mortgage assets, $4.7 million of unamortized Deferred Bond Issuance Cost on long-term debt, $10.7 million of unamortized purchased discount on mortgage assets, and $7.0 million of net unamortized premium on long-term debt (which, in effect, functions in a similar manner to mortgage asset discounts).

As of December 31, 1997, Redwood REIT's net unamortized effective premium balance of $71.6 million consisted of $86.2 million of purchase premium on mortgage assets, $3.7 million of unamortized Deferred Bond Issuance Costs, $12.4 million of purchase discount on mortgage assets and $5.8 million of unamortized premium on long-term debt.

The pricing of mortgage assets relative to the underlying risk in the assets, and relative to levels at which Redwood REIT can issue long-term debt, has a large effect on Redwood REIT's net asset growth and equity utilization, and therefore on Redwood REIT's earnings growth. Asset growth will likely slow when mortgage prices are high.

Through its Risk-Adjusted Capital Policy, Redwood REIT assigns a guideline capital adequacy amount (expressed as a guideline equity-to-assets ratio) to each of its mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by Redwood REIT's collateralized short-term lenders. Capital requirements for mortgage equity interests (assets funded with long-term debt) generally equal Redwood REIT's net investment. The sum of the capital adequacy amounts for all of Redwood REIT's mortgage assets is Redwood REIT's aggregate guideline capital adequacy amount.

Since management believes that the bulk of the capital currently necessary to manage Redwood REIT prudently is needed due to the liquidity and market value fluctuation risks that arise from the utilization of short-term debt, the total guideline equity-to-assets ratio capital amount has declined as Redwood REIT has eliminated some of these short-term risks through the creation of mortgage equity interests by issuing long-term debt.

Redwood REIT does not expect that its actual capital levels will always exceed the guideline amount. Redwood REIT measures all of its mortgage assets funded with short-term debt at estimated market value for the purpose of making Risk-Adjusted Capital calculations. If interest rates were to rise in a significant manner, Redwood REIT's capital guideline amount would rise (as the potential interest rate risk of its mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates) while its actual capital levels as determined for the Risk-Adjusted Capital Policy would likely fall as the market values of its mortgages, net of mark-to-market gains on hedges, decreased (market value declines may be temporary as well, as future coupon adjustments on ARMs may help to restore some of the lost market value). In this circumstance, or any other circumstance in which Redwood REIT's actual capital levels decreased below Redwood REIT's capital adequacy guideline amount, Redwood REIT would generally cease the acquisition of new mortgage assets until capital balance was restored. In certain cases prior to a planned equity offering or other circumstances, the Board of Directors has authorized management to acquire mortgage assets in a limited amount beyond the usual constraints of Redwood REIT's Risk-Adjusted Capital Policy.

As expressed as an equity-to-assets ratio, Redwood REIT's average Risk-Adjusted Capital Policy guideline capital amount decreased from 7.51% at December 31, 1997 to 6.48% at June 30, 1998 as a result of risk reduction stemming from the issuance of long-term debt.

The actual average equity-to-asset ratio for Redwood REIT declined from 10.1% in 1997 to 9.3% in the second quarter of 1998. Redwood REIT's Risk Adjusted Capital Policy's equity-to-asset ratio decreased from 9.1% in 1997 to 7.4% in the second quarter of 1998. Since actual average equity-to-asset ratios have been higher than the capital guideline ratios, Redwood REIT generally could have owned more mortgage assets and still met its capital guidelines. Balance sheet capacity utilization (the percentage of Redwood REIT's capital employed) is a key measure of capital efficiency for Redwood REIT. Average balance sheet capacity utilization has decreased since mid-1997 as Redwood REIT has generated excess capital by creating mortgage equity interests and by slowing its pace of mortgage acquisitions due to unfavorable mortgage acquisition pricing levels. Average capacity utilization decreased to 79% in the second quarter of 1998 from 90% in all of 1997.

Beginning in mid-1997, strong demand for mortgage assets in an environment of reduced supply led to increasing prices for mortgage loans and mortgage securities. These rising prices together with the potential for increased mortgage prepayment rates led Redwood REIT to reduce the rate at which it sought to acquire new mortgage assets. Although this decision resulted in Redwood REIT's balance sheet having excess capital in the latter part of 1997, and thus far in 1998, management believed that refraining from committing significant capital to the new mortgage acquisitions until mortgage prices adjusted downwards would maximize long-term shareholder value. Although Redwood REIT continued to avoid acquiring most types of adjustable-rate loans in the first half of 1998, Redwood REIT started a Hybrid acquisition program.

Virtually all of Redwood REIT's assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates and other factors drive Redwood REIT's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Redwood REIT's financial statements are prepared in accordance with Generally Accepted Accounting Principles and Redwood REIT's dividends are generally determined based on Redwood REIT's net income as calculated for tax purposes; in each case, Redwood REIT's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Year 2000 Issues

Certain computer programs and embedded logic devices that utilize two digits rather than four to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000 (the "Year 2000 Issue").

The Company is conducting a comprehensive review to determine if the Year 2000 Issue will affect its computer systems. The Company currently believes that it does not face "legacy" computer systems and software issues because it commenced operations within the past five years. Thus, the Company does not anticipate incurring internal Year 2000 Issue costs that would be material to its financial position, results of operations, or cash flows in future periods. There can be no assurance, however, that the Company's lenders, custodians, loan servicers, vendors, clients and other third party partners will resolve their own Year 2000 Issues in a timely manner, or that any failure by these other parties to resolve such issues would not have an adverse effect on the Company's operations and financial condition. The Company believes it is devoting the necessary resources to address all of the Year 2000 Issues over which it has control.

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1
INCOME STATEMENT                                                                    FOR THREE MONTHS ENDING
                                                                                    ----------------------
(ALL DOLLARS IN THOUSANDS)                                                          JUN. 30,      MAR. 31,
Mortgage Loans:                                                                       1998          1998
                                                                                    --------      --------
            Coupon Income                                                           $ 33,523      $ 28,306
            Amortization of Discount Balances                                              1             0
            Amortization of Premium Balances                                          (3,619)       (2,496)
                                                                                    --------      --------
            Interest Income:  Mortgage Loans                                          29,905        25,810

Mortgage Securities:
            Coupon Income                                                             30,825        33,330
            Amortization of Discount Balances                                            449           185
            Amortization of Premium Balances                                          (7,851)       (5,848)
                                                                                    --------      --------
            Interest Income: Mortgage Securities                                      23,423        27,667

Total Interest Income From Mortgage Assets                                            53,328        53,477
Interest Income: Cash Balances                                                           455           384
                                                                                    --------      --------
Total Interest Income                                                                 53,783        53,861

            Interest Expense on Short-Term Debt                                      (33,282)      (28,003)
            Interest Expense on Long-Term Debt                                       (16,887)      (18,094)
                                                                                    --------      --------
Total Interest Expense                                                               (50,169)      (46,097)

Interest Rate Agreement Expense                                                       (1,652)       (1,426)
Interest Rate Agreement Income                                                            28            48
                                                                                    --------      --------
Net Interest Rate Agreement Expense                                                   (1,624)       (1,378)

Net Interest Income                                                                    1,991         6,386

Provision for Potential Credit Losses
            Mortgage Loans                                                              (763)         (601)
            Mortgage Securities                                                            0             0
                                                                                    --------      --------
Total Credit Provision                                                                  (763)         (601)
Write-down of Mortgage Securities                                                          0          (729)
Gain (Loss) on Sale Transactions                                                           0             6
Operating Expenses
            Compensation and Benefits Expense                                           (145)       (1,048)
            Dividend Equivalent Rights Expense                                            (6)         (195)
            Other Operating Expenses                                                    (438)         (682)
                                                                                    --------      --------
Total Operating Expenses                                                                (589)       (1,925)
Other Income (Expenses)                                                                  139             0
Equity in earnings of RWT Holdings, Inc.                                                (581)            0
Corporate Income Tax Expense                                                               0             0
                                                                                    --------      --------
 Net Income Before Preferred Dividends                                                   196         3,137

Preferred Dividends                                                                     (687)         (687)
                                                                                    --------      --------
Net Income to Common Shareholders                                                   $   (491)     $  2,450
                                                                                    ========      ========
Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends                                          $    196      $  3,137
Mortgage Amortization Differences                                                       (268)           43
Credit Provisions less Actual Losses                                                     299           552
Gain (Loss) on Sale Differences                                                           15             0
Write-down of Mortgage Securities Differences                                              0           729
Equity in earnings of RWT Holdings, Inc., net of dividends paid to Redwood REIT          581             0
Operating Expense Differences                                                             15            67
                                                                                    --------      --------
Taxable Income Before Preferred Dividend                                            $    838      $  4,527
                                                                                    ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1 (CONTINUED)
INCOME STATEMENT                                                                               FOR THREE MONTHS ENDING
                                                                                   -----------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                         DEC. 31,     SEP. 30,     JUN. 30,     MAR. 31,
Mortgage Loans:                                                                      1997         1997         1997         1997
                                                                                   --------     --------     --------     --------
            Coupon Income                                                          $ 24,911     $ 21,432     $ 14,474     $ 10,784
            Amortization of Discount Balances                                             0            1            8           11
            Amortization of Premium Balances                                         (2,088)      (1,803)      (1,462)        (940)
                                                                                   --------     --------     --------     --------
            Interest Income:  Mortgage Loans                                         22,823       19,630       13,020        9,855

Mortgage Securities:
            Coupon Income                                                            36,595       41,124       39,879       31,440
            Amortization of Discount Balances                                           258          375          409          261
            Amortization of Premium Balances                                         (6,091)      (5,085)      (4,065)      (3,150)
                                                                                   --------     --------     --------     --------
            Interest Income: Mortgage Securities                                     30,762       36,414       36,223       28,551

Total Interest Income From Mortgage Assets                                           53,585       56,044       49,243       38,406
Interest Income: Cash Balances                                                          399          499          266          162
                                                                                   --------     --------     --------     --------
Total Interest Income                                                                53,984       56,543       49,509       38,568

            Interest Expense on Short-Term Debt                                     (31,964)     (40,318)     (38,958)     (28,900)
            Interest Expense on Long-Term Debt                                      (14,567)      (5,570)           0            0
                                                                                   --------     --------     --------     --------
Total Interest Expense                                                              (46,531)     (45,888)     (38,958)     (28,900)

Interest Rate Agreement Expense                                                      (1,281)      (1,064)        (912)        (602)
Interest Rate Agreement Income                                                           12           26           73            7
                                                                                   --------     --------     --------     --------
Net Interest Rate Agreement Expense                                                  (1,269)      (1,038)        (839)        (595)

Net Interest Income                                                                   6,184        9,617        9,712        9,073

Provision for Potential Credit Losses
            Mortgage Loans                                                           (1,516)        (473)        (299)        (215)
            Mortgage Securities                                                       1,000         (470)        (477)        (480)
                                                                                   --------     --------     --------     --------
Total Credit Provision                                                                 (516)        (943)        (776)        (695)
Write-down of Mortgage Securities                                                         0            0            0            0
Gain (Loss) on Sale Transactions                                                        543           20            0            0
Operating Expenses
            Compensation and Benefits Expense                                          (413)        (441)        (516)        (529)
            Dividend Equivalent Rights Expense                                         (145)        (361)        (358)        (203)
            Other Operating Expenses                                                   (570)        (346)        (341)        (435)
                                                                                   --------     --------     --------     --------
Total Operating Expenses                                                             (1,128)      (1,148)      (1,215)      (1,167)
Other Income (Expenses)                                                                   0            0            0            0
Equity in earnings of RWT Holdings, Inc.                                                  0            0            0            0
Corporate Income Tax Expense                                                              0            0            0            0
                                                                                   --------     --------     --------     --------
 Net Income Before Preferred Dividends                                                5,083        7,546        7,721        7,211
Preferred Dividends                                                                    (686)        (687)        (687)        (755)
                                                                                   --------     --------     --------     --------
Net Income to Common Shareholders                                                  $  4,397     $  6,859     $  7,034     $  6,456
                                                                                   ========     ========     ========     ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends                                         $  5,083     $  7,546     $  7,721     $  7,211
Mortgage Amortization Differences                                                       105          (95)        (103)         (87)
Credit Provisions less Actual Losses                                                    475          875          747          653
Gain (Loss) on Sale Differences                                                        (190)           0            0            0
Write-down of Mortgage Securities Differences                                             0            0            0            0
Equity in earnings of RWT Holdings, Inc., net of dividends paid to Redwood REIT           0            0            0            0
Operating Expense Differences                                                           113         (175)         (50)         135
                                                                                   --------     --------     --------     --------
Taxable Income Before Preferred Dividend                                           $  5,586     $  8,151     $  8,315     $  7,912
                                                                                   ========     ========     ========     ========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1 (CONTINUED)
INCOME STATEMENT                                                                                    FOR YEAR ENDING
                                                                                   -----------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                          DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,
Mortgage Loans:                                                                       1997         1996         1995        1994
                                                                                   ---------     --------     --------     -------
            Coupon Income                                                          $  71,601     $  5,466     $    379     $     0
            Amortization of Discount Balances                                             20           31            4           0
            Amortization of Premium Balances                                          (6,293)        (313)          (4)          0
                                                                                   ---------     --------     --------     -------
            Interest Income:  Mortgage Loans                                          65,328        5,184          379           0

Mortgage Securities:
            Coupon Income                                                            149,038       66,131       14,759       1,102
            Amortization of Discount Balances                                          1,303          879          915         101
            Amortization of Premium Balances                                         (18,391)      (5,794)        (559)        (19)
                                                                                   ---------     --------     --------     -------
            Interest Income: Mortgage Securities                                     131,949       61,216       15,115       1,184

Total Interest Income From Mortgage Assets                                           197,277       66,400       15,494       1,184
Interest Income: Cash Balances                                                         1,326          884          232         112
                                                                                   ---------     --------     --------     -------
Total Interest Income                                                                198,604       67,284       15,726       1,296

            Interest Expense on Short-Term Debt                                     (140,140)     (49,191)     (10,608)       (760)
            Interest Expense on Long-Term Debt                                       (20,137)           0            0           0
                                                                                   ---------     --------     --------     -------
Total Interest Expense                                                              (160,277)     (49,191)     (10,608)       (760)

Interest Rate Agreement Expense                                                       (3,859)      (1,159)        (339)         (8)
Interest Rate Agreement Income                                                           118            1            0           0
                                                                                   ---------     --------     --------     -------
Net Interest Rate Agreement Expense                                                   (3,741)      (1,158)        (339)         (8)

Net Interest Income                                                                   34,586       16,935        4,779         528

Provision for Potential Credit Losses
            Mortgage Loans                                                            (2,503)        (348)         (79)          0
            Mortgage Securities                                                         (427)      (1,348)        (414)          0
                                                                                   ---------     --------     --------     -------
Total Credit Provision                                                                (2,930)      (1,696)        (493)          0
Write-down of Mortgage Securities                                                          0            0            0           0
Gain (Loss) on Sale Transactions                                                         563            0            0           0
Operating Expenses
            Compensation and Benefits Expense                                         (1,899)      (1,191)        (463)        (63)
            Dividend Equivalent Rights Expense                                        (1,067)        (382)         (54)          0
            Other Operating Expenses                                                  (1,692)        (981)        (614)        (83)
                                                                                   ---------     --------     --------     -------
Total Operating Expenses                                                              (4,658)      (2,554)      (1,131)       (146)
Other Income (Expenses)                                                                    0            0            0           0
Equity in earnings of RWT Holdings, Inc.                                                   0            0            0           0
Corporate Income Tax Expense                                                               0            0            0           0
                                                                                   ---------     --------     --------     -------
 Net Income Before Preferred Dividends                                                27,561       12,685        3,155         382

Preferred Dividends                                                                   (2,815)      (1,148)           0           0
                                                                                   ---------     --------     --------     -------
Net Income to Common Shareholders                                                  $  24,746     $ 11,537     $  3,155     $   382
                                                                                   =========     ========     ========     =======

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends                                         $  27,561     $ 12,685     $  3,155     $   382
Mortgage Amortization Differences                                                       (180)         449          175         (28)
Credit Provisions less Actual Losses                                                   2,750        1,689          490           0
Gain (Loss) on Sale Differences                                                         (190)           0           (0)          0
Write-down of Mortgage Securities Differences                                              0            0           (0)          0
Equity in earnings of RWT Holdings, Inc., net of dividends paid to Redwood REIT            0            0            0           0
Operating Expense Differences                                                             23          345           12           0
                                                                                   ---------     --------     --------     -------
Taxable Income Before Preferred Dividend                                           $  29,964     $ 15,168     $  3,832     $   354
                                                                                   =========     ========     ========     =======

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2                                                     AT
                                               ---------------------------
BALANCE SHEETS                                   JUN. 30,        MAR. 31,
(ALL DOLLARS IN THOUSANDS)                         1998            1998
                                               -----------     -----------
Unrestricted Cash                              $    11,354     $     6,468
Restricted Cash                                     21,560          25,734
                                               -----------     -----------
Total Cash and Cash Equivalents                     32,914          32,202

Mortgage Loans:
            Principal Value                      2,191,501       1,837,020
            Unamortized Premium                     35,660          37,943
            Unamortized Discount                         0             (27)
            Real Estate Owned                          266             497
            Reserve For Credit Losses               (4,079)         (3,449)
            Market Valuation Account                     0               0
                                               -----------     -----------
            Total Mortgage Loans                 2,223,348       1,871,984
Mortgage Securities:
            Principal Value                      1,554,196       1,741,975
            Unamortized Premium                     39,498          47,105
            Unamortized Discount                   (10,650)        (12,104)
            Reserve For Credit Losses               (1,705)         (2,035)
            Market Valuation Account               (10,497)         (4,375)
                                               -----------     -----------
            Total Mortgage Securities            1,570,842       1,770,566

Total Mortgage Assets                            3,794,190       3,642,550

Interest Rate Agreements                             9,938          10,337
Market Valuation Account                            (7,520)         (8,710)
                                               -----------     -----------
Total Interest Rate Agreements                       2,418           1,627

Accrued Interest Receivable                         21,554          23,886
Investment in RWT Holdings, Inc.                     9,319           9,900
Due from RWT Holdings, Inc.                            831               0
Fixed Assets, Leasehold, Org. Costs                    725             551
Prepaid Expenses and Other Receivables               4,976           2,975
                                               -----------     -----------
Other Assets                                        37,405          37,312

Total Assets                                   $ 3,866,927     $ 3,713,691
                                               ===========     ===========

Short-Term Borrowings                          $ 1,936,158     $ 2,288,018
Long-Term Borrowings                             1,593,344       1,081,279
Accrued Interest Payable                            13,675          12,212
Accrued Expenses and Other Payables                  2,192           1,797
Dividends Payable                                      687             687
                                               -----------     -----------
 Total Liabilities                               3,546,056       3,383,993
                                               -----------     -----------

Preferred Stock                                     26,736          26,736
Common Stock                                           141             141
Additional Paid-in Capital                         320,687         320,282
Accumulated Other Comprehensive Income             (18,017)        (13,085)
Dividends in Excess of Net Income                   (8,676)         (4,376)
                                               -----------     -----------
Total Stockholders' Equity                         320,871         329,698
                                               -----------     -----------
Total Liabilities plus Stockholders' Equity    $ 3,866,927     $ 3,713,691
                                               ===========     ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2  (CONTINUED)                                                       AT
                                               -----------------------------------------------------------
BALANCE SHEETS                                   DEC. 31,       SEP. 30,        JUN. 30,         MAR. 31,
(ALL DOLLARS IN THOUSANDS)                         1997           1997            1997             1997
                                               -----------     -----------     -----------     -----------
Unrestricted Cash                              $    24,892     $    28,758     $    29,425     $    12,985
Restricted Cash                                     24,657          28,938               0               0
                                               -----------     -----------     -----------     -----------
Total Cash and Cash Equivalents                     49,549          57,696          29,425          12,985

Mortgage Loans:
            Principal Value                      1,519,124       1,348,619       1,111,029         716,009
            Unamortized Premium                     34,844          30,852          25,442          15,951
            Unamortized Discount                         0               0            (123)           (131)
            Real Estate Owned                          713             220             346             128
            Reserve For Credit Losses               (2,855)         (1,363)           (929)           (630)
            Market Valuation Account                     0               0               0          (1,291)
                                               -----------     -----------     -----------     -----------
            Total Mortgage Loans                 1,551,826       1,378,328       1,135,765         730,035
Mortgage Securities:
            Principal Value                      1,779,375       2,010,374       2,179,186       1,839,720
            Unamortized Premium                     51,329          56,082          62,219          49,156
            Unamortized Discount                   (12,442)        (14,387)        (14,968)        (15,510)
            Reserve For Credit Losses               (2,076)         (3,093)         (2,651)         (2,203)
            Market Valuation Account                (1,390)         10,619           3,603           3,516
                                               -----------     -----------     -----------     -----------
            Total Mortgage Securities            1,814,796       2,059,595       2,227,389       1,874,679

Total Mortgage Assets                            3,366,622       3,437,923       3,363,154       2,604,714

Interest Rate Agreements                            10,781          11,708          12,233           7,879
Market Valuation Account                            (8,681)         (8,782)         (7,366)         (2,106)
                                               -----------     -----------     -----------     -----------
Total Interest Rate Agreements                       2,100           2,926           4,867           5,773

Accrued Interest Receivable                         23,119          23,859          24,065          17,722
Investment in RWT Holdings, Inc.                         0               0               0               0
Due from RWT Holdings, Inc.                              0               0               0               0
Fixed Assets, Leasehold, Org. Costs                    539             358             257             259
Prepaid Expenses and Other Receivables               2,268           2,490           2,738           1,611
                                               -----------     -----------     -----------     -----------
Other Assets                                        25,926          26,707          27,060          19,592

Total Assets                                   $ 3,444,197     $ 3,525,252     $ 3,424,506     $ 2,643,064
                                               ===========     ===========     ===========     ===========

Short-Term Borrowings                          $ 1,914,525     $ 2,639,773     $ 3,102,784     $ 2,373,279
Long-Term Borrowings                             1,172,801         497,367               0               0
Accrued Interest Payable                            14,476          20,216          18,153          14,962
Accrued Expenses and Other Payables                  2,172           2,129           1,743           1,262
Dividends Payable                                    5,686           9,433           8,638           7,899
                                               -----------     -----------     -----------     -----------
 Total Liabilities                               3,109,660       3,168,918       3,131,318       2,397,402
                                               -----------     -----------     -----------     -----------

Preferred Stock                                     26,736          26,733          26,733          29,383
Common Stock                                           143             146             133             119
Additional Paid-in Capital                         324,555         333,841         274,420         219,461
Accumulated Other Comprehensive Income             (10,071)          1,837          (3,762)            118
Dividends in Excess of Net Income                   (6,826)         (6,223)         (4,336)         (3,419)
                                               -----------     -----------     -----------     -----------
Total Stockholders' Equity                         334,537         356,334         293,188         245,662
                                               -----------     -----------     -----------     -----------

Total Liabilities plus Stockholders' Equity    $ 3,444,197     $ 3,525,252     $ 3,424,506     $ 2,643,064
                                               ===========     ===========     ===========     ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2  (CONTINUED)                                                       AT
                                               -------------------------------------------------------
BALANCE SHEETS                                   DEC. 31,        DEC. 31,      DEC. 31,      DEC. 31,
(ALL DOLLARS IN THOUSANDS)                         1997           1996           1995          1994
                                               -----------     -----------     ---------     ---------
Unrestricted Cash                              $    24,892     $    11,068     $   4,825     $   1,027
Restricted Cash                                     24,657               0             0             0
                                               -----------     -----------     ---------     ---------
Total Cash and Cash Equivalents                     49,549          11,068         4,825         1,027

Mortgage Loans:
            Principal Value                      1,519,124         514,837        26,411             0
            Unamortized Premium                     34,844          12,389           210             0
            Unamortized Discount                         0            (142)         (172)            0
            Real Estate Owned                          713             196             0             0
            Reserve For Credit Losses               (2,855)           (428)          (79)            0
            Market Valuation Account                     0          (1,377)           80             0
                                               -----------     -----------     ---------     ---------
            Total Mortgage Loans                 1,551,826         525,475        26,450             0
Mortgage Securities:
            Principal Value                      1,779,375       1,602,212       417,214       120,627
            Unamortized Premium                     51,329          41,928         9,433           828
            Unamortized Discount                   (12,442)        (15,951)      (16,860)       (1,320)
            Reserve For Credit Losses               (2,076)         (1,752)         (411)            0
            Market Valuation Account                (1,390)          1,516        (3,582)       (2,658)
                                               -----------     -----------     ---------     ---------
            Total Mortgage Securities            1,814,796       1,627,953       405,794       117,477

Total Mortgage Assets                            3,366,622       2,153,428       432,244       117,477

Interest Rate Agreements                            10,781           6,200         2,521         1,791
Market Valuation Account                            (8,681)         (3,599)       (1,974)          101
                                               -----------     -----------     ---------     ---------
Total Interest Rate Agreements                       2,100           2,601           547         1,892

Accrued Interest Receivable                         23,119          14,134         3,270           743
Investment in RWT Holdings, Inc.                         0               0             0             0
Due from RWT Holdings, Inc.                              0               0             0             0
Fixed Assets, Leasehold, Org. Costs                    539             257           206           201
Prepaid Expenses and Other Receivables               2,268           2,709           465           188
                                               -----------     -----------     ---------     ---------
Other Assets                                        25,926          17,100         3,941         1,132

Total Assets                                   $ 3,444,197     $ 2,184,197     $ 441,557     $ 121,529
                                               ===========     ===========     =========     =========

Short-Term Borrowings                          $ 1,914,525     $ 1,953,103     $ 370,316     $ 100,376
Long-Term Borrowings                             1,172,801               0             0             0
Accrued Interest Payable                            14,476          14,060         1,290           676
Accrued Expenses and Other Payables                  2,172             761           227            29
Dividends Payable                                    5,686           5,268         1,434           167
                                               -----------     -----------     ---------     ---------
 Total Liabilities                               3,109,660       1,973,192       373,267       101,248
                                               -----------     -----------     ---------     ---------

Preferred Stock                                     26,736          29,579             0        22,785
Common Stock                                           143             110            55             2
Additional Paid-in Capital                         324,555         187,507        73,895            19
Accumulated Other Comprehensive Income             (10,071)         (3,460)       (5,476)       (2,557)
Dividends in Excess of Net Income                   (6,826)         (2,731)         (184)           31
                                               -----------     -----------     ---------     ---------
Total Stockholders' Equity                         334,537         211,005        68,290        20,280
                                               -----------     -----------     ---------     ---------

Total Liabilities plus Stockholders' Equity    $ 3,444,197     $ 2,184,197     $ 441,557     $ 121,528
                                               ===========     ===========     =========     =========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3                                                                                                       AT OR
MORTGAGE ASSET CHARACTERISTICS                                                                       FOR THREE MONTHS ENDING
                                                                                                --------------------------------
(ALL DOLLARS IN THOUSANDS)                                                                         JUN. 30,           MAR. 31,
                                                                                                     1998               1998
                                                                                                -------------      -------------
Average Characteristics of Loans and Securities (Mortgage Assets) at End of Period
Single-Family Properties                                                                                  100%               100%
Short-Term Adjustable Rate Mortgage Assets (Resets every 12 months or less)                                77%                91%
Hybrid Loans  (Fixed rate coupon for three to ten years)                                                   23%                 9%
First Lien                                                                                                100%               100%
Average Credit Rating Equivalent                                                                          AA+                AA+
Amortized Cost as % of Principal Value                                                                 101.72%            102.04%
Coupon Rate                                                                                              7.42%              7.59%
Months to Next Coupon Adjustment (Short-Term Adjustable Rate Mortgage Assets)                               4                  4
Months to Next Coupon Adjustment (Hybrid Loans)                                                            56                 52
                                                                                                -------------      -------------
Months to Next Coupon Adjustment (Total Mortgage Assets)                                                   15                  8

For Short-Term Adjustable Rate Mortgage Assets
    Coupon Rate                                                                                           7.59%              7.67%
    Level of Index                                                                                        5.61%              5.61%
    Net Margin                                                                                            1.98%              2.02%
    Fully Indexed Coupon Rate                                                                             7.59%              7.63%
    Coupon Rate Versus Fully-Indexed Rate                                                                 0.00%              0.04%
    Net Life Cap                                                                                         12.09%             12.09%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                                                           58.5%              51.3%
Mortgage Securities: AAA/AA                                                                              41.3%              48.4%
Mortgage Securities: A/BBB                                                                                0.0%               0.0%
Mortgage Securities: Below BBB                                                                            0.2%               0.3%
                                                                                                -------------      -------------
Total Mortgage Assets (%)                                                                               100.0%             100.0%
Total Mortgage Assets (Amortized Cost)                                                          $   3,810,471      $   3,652,409

Percentage of Mortgage Assets by Index, Adjustment Frequency, and Annualized Periodic Cap,
 By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                                                          18.8%              20.2%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                                                   16.2%              20.0%
6 Month LIBOR, adjusts every 6 months, no periodic cap                                                   10.4%              11.6%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap                                            0.9%               1.0%
6 Mo. Treasury, adjusts every 6 months, 2% annualized periodic cap                                        0.4%               0.5%
6 Month Treasury, adjusts every 6 months, no periodic cap                                                 0.4%               0.4%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                                                  1.1%               1.3%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                                                 21.5%               8.1%
12 Month Treasury, adjusts annually, 2% periodic cap                                                     28.7%              35.2%
12 Month Treasury, adjusts annually, no periodic cap                                                      0.3%               0.3%
Other                                                                                                     1.3%               1.4%
                                                                                                -------------      -------------
Total Mortgage Assets (%)                                                                               100.0%             100.0%
Total Mortgage Assets (Principal Value)                                                         $   3,745,963      $   3,579,492

Net Mortgage Asset Growth
Mortgage Acquisitions                                                                           $     594,836      $     603,803
Mortgage Principal Repayments                                                                        (425,292)          (306,112)
Amortization                                                                                          (11,020)            (8,158)
Writedowns                                                                                                  0               (729)
Credit Losses                                                                                            (462)               (49)
Sales                                                                                                       0             (9,289)
                                                                                                -------------      -------------
Change in Mortgage Assets (Amortized Cost)                                                      $     158,062      $     279,466

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3 (CONTINUED)                                                                               AT OR
MORTGAGE ASSET CHARACTERISTICS                                                            FOR THREE MONTHS ENDING
                                                                         -------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                  DEC. 31,       SEP. 30,      JUN. 30,      MAR. 31,
                                                                              1997           1997          1997          1997
                                                                         -------------    ----------    ----------    ----------
Average Characteristics of Loans and Securities (Mortgage Assets)
  at End of Period
Single-Family Properties                                                           100%          100%          100%          100%
Short-Term Adjustable Rate Mortgage Assets
  (Resets every 12 months or less)                                                  98%           98%           98%           98%
Hybrid Loans (Fixed rate coupon for three to ten years)                              2%            2%            2%            2%
First Lien                                                                         100%          100%          100%          100%
Average Credit Rating Equivalent                                                   AA+           AA+           AA+           AA+
Amortized Cost as % of Principal Value                                          102.23%       102.16%       102.21%       101.94%
Coupon Rate                                                                       7.71%         7.75%         7.73%         7.70%
Months to Next Coupon Adjustment (Short-Term Adjustable Rate
 Mortgage Assets)                                                                    4             4             4             5
Months to Next Coupon Adjustment (Hybrid Loans)                                     21            24            27            30
                                                                         -------------    ----------    ----------    ----------
Months to Next Coupon Adjustment (Total Mortgage Assets)                             4             4             5             5

For Short-Term Adjustable Rate Mortgage Assets
    Coupon Rate                                                                   7.73%         7.77%         7.75%         7.71%
    Level of Index                                                                5.68%         5.65%         5.77%         5.98%
    Net Margin                                                                    2.05%         2.10%         2.15%         2.20%
    Fully Indexed Coupon Rate                                                     7.73%         7.75%         7.92%         8.18%
    Coupon Rate Versus Fully-Indexed Rate                                         0.00%         0.02%        -0.17%        -0.47%
    Net Life Cap                                                                 12.07%        12.01%        11.99%        11.88%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                                   46.1%         40.2%         33.8%         28.1%
Mortgage Securities: AAA/AA                                                      53.6%         58.2%         64.5%         69.8%
Mortgage Securities: A/BBB                                                        0.0%          0.7%          0.8%          1.0%
Mortgage Securities: Below BBB                                                    0.3%          0.9%          0.9%          1.1%
                                                                         -------------    ----------    ----------    ----------
Total Mortgage Assets (%)                                                       100.0%        100.0%        100.0%        100.0%
Total Mortgage Assets (Amortized Cost)                                  $   3,372,943    $3,431,760    $3,363,131    $2,605,323

Percentage of Mortgage Assets by Index, Adjustment Frequency,
 and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                                  20.2%         12.4%          8.9%          2.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                           21.5%         26.2%         27.5%         32.4%
6 Month LIBOR, adjusts every 6 months, no periodic cap                           11.2%         11.4%          7.4%          1.9%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap                    1.2%          1.3%          1.5%          1.9%
6 Mo. Treasury, adjusts every 6 months, 2% annualized periodic cap                0.6%          0.6%          0.6%          0.8%
6 Month Treasury, adjusts every 6 months, no periodic cap                         0.5%          0.5%          0.5%          0.7%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                          1.6%          1.7%          1.8%          2.4%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                          0.0%          0.0%          0.0%          0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                             41.6%         44.5%         50.3%         55.4%
12 Month Treasury, adjusts annually, no periodic cap                              0.1%          0.1%          0.1%          0.1%
Other                                                                             1.5%          1.3%          1.4%          1.8%
                                                                        -------------    ----------    ----------    ----------
Total Mortgage Assets (%)                                                       100.0%        100.0%        100.0%        100.0%
Total Mortgage Assets (Principal Value)                                 $   3,299,212    $3,359,213    $3,290,562    $2,555,857

Net Mortgage Asset Growth
Mortgage Acquisitions                                                   $     342,283    $  369,463    $  962,890    $  627,075
Mortgage Principal Repayments                                                (347,427)     (252,398)     (199,945)     (173,362)
Amortization                                                                   (7,921)       (6,512)       (5,109)       (3,818)
Writedowns                                                                          0             0             0             0
Credit Losses                                                                     (40)          (68)          (28)          (41)
Sales                                                                         (45,712)      (41,856)            0             0
                                                                        -------------    ----------    ----------    ----------
Change in Mortgage Assets (Amortized Cost)                              $     (58,817)   $   68,629    $  757,808    $  449,854

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3 (CONTINUED)                                                                             AT OR
MORTGAGE ASSET CHARACTERISTICS                                                             FOR YEAR ENDING
                                                                       ---------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                              DEC. 31,       DEC. 31,      DEC. 31,     DEC. 31,
                                                                          1997           1996          1995         1994
                                                                       ----------     ----------     --------     --------
Average Characteristics of Loans and Securities (Mortgage Assets)
 at End of Period
Single-Family Properties                                                      100%           100%         100%         100%
Short-Term Adjustable Rate Mortgage Assets
 (Resets every 12 months or less)                                              98%           100%         100%         100%
Hybrid Loans  (Fixed rate coupon for three to ten years)                        2%             0%           0%           0%
First Lien                                                                    100%           100%         100%         100%
Average Credit Rating Equivalent                                              AA+            AA+          AA+          AA+
Amortized Cost as % of Principal Value                                     102.23%        101.81%       98.33%       99.59%
Coupon Rate                                                                  7.71%          7.75%        7.50%        6.00%
Months to Next Coupon Adjustment (Short-Term Adjustable
 Rate Mortgage Assets)                                                          4              5            3            3
Months to Next Coupon Adjustment (Hybrid Loans)                                21            n/a            n/a        n/a
                                                                        ---------     ----------     --------     --------
Months to Next Coupon Adjustment (Total Mortgage Assets)                        4              5            3            3

For Short-Term Adjustable Rate Mortgage Assets
    Coupon Rate                                                              7.73%          7.75%        7.50%        6.00%
    Level of Index                                                           5.68%          5.58%        5.44%        6.94%
    Net Margin                                                               2.05%          2.24%        2.08%        2.25%
    Fully Indexed Coupon Rate                                                7.73%          7.82%        7.52%        9.19%
    Coupon Rate Versus Fully-Indexed Rate                                    0.00%         -0.07%       -0.02%       -3.19%
    Net Life Cap                                                            12.07%         11.73%       11.54%       11.48%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                               46.1%          24.5%         6.1%         0.0%
Mortgage Securities: AAA/AA                                                  53.6%          73.0%        81.5%        92.9%
Mortgage Securities: A/BBB                                                    0.0%           1.2%         5.8%         4.3%
Mortgage Securities: Below BBB                                                0.3%           1.3%         6.6%         2.8%
                                                                       ----------     ----------     --------     --------
Total Mortgage Assets (%)                                                   100.0%         100.0%       100.0%       100.0%
Total Mortgage Assets (Amortized Cost)                                 $3,372,943     $2,155,469     $436,236     $120,135

Percentage of Mortgage Assets by Index, Adjustment Frequency,
 and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                              20.2%           1.4%         7.6%         3.9%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                       21.5%          36.2%        60.3%        78.3%
6 Month LIBOR, adjusts every 6 months, no periodic cap                       11.2%           0.0%         0.0%         0.0%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap                1.2%           2.5%        12.2%        17.8%
6 Mo. Treasury, adjusts every 6 months, 2% annualized periodic cap            0.6%           1.1%         0.0%         0.0%
6 Month Treasury, adjusts every 6 months, no periodic cap                     0.5%           0.9%         4.9%         0.0%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                      1.6%           0.0%         0.0%         0.0%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                      0.0%           0.0%         0.0%         0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                         41.6%          55.7%        12.3%         0.0%
12 Month Treasury, adjusts annually, no periodic cap                          0.1%           0.0%         0.0%         0.0%
Other                                                                         1.5%           2.2%         2.7%         0.0%
                                                                       ----------     ----------     --------     --------
Total Mortgage Assets (%)                                                   100.0%         100.0%       100.0%       100.0%
Total Mortgage Assets (Principal Value)                                $3,299,212     $2,117,244     $443,625     $120,627

Net Mortgage Asset Growth
Mortgage Acquisitions                                                  $2,301,711     $1,982,864     $354,572     $121,297
Mortgage Principal Repayments                                            (973,132)      (258,424)     (38,824)      (1,244)
Amortization                                                              (23,361)        (5,200)         357           82
Writedowns                                                                      0              0            0            0
Credit Losses                                                                (179)            (7)          (4)          (0)
Sales                                                                     (87,565)             0            0            0
                                                                       ----------     ----------     --------     --------
Change in Mortgage Assets (Amortized Cost)                             $1,217,474     $1,719,233     $316,101     $120,135

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4                                                                           AT
                                                                       -------------------------
MORTGAGE LOAN SUMMARY                                                   JUN. 30,       MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                1998           1998
                                                                       ----------     ----------
Number of Loans                                                             7,032          5,939
Principal Value                                                        $2,191,767     $1,837,518
Amortized Cost                                                          2,227,427      1,875,433
Reported Value (Net of Credit Reserve)                                  2,223,348      1,871,984
Estimated Bid-Side Market Value                                         2,219,772      1,872,775

Short-Term Adjustable Rate Loans (First reset in 12 months or less)            62%            82%
Hybrid Loans  (First reset in more than 12 months)                             38%            18%
Single-Family                                                                 100%           100%
"A" Quality Underwriting                                                      100%           100%
First Lien                                                                    100%           100%
Primary Residence (Owner-Occupied)                                             91%            89%
Second Home                                                                     7%             8%
Investor Property                                                               2%             3%

Average Loan Size                                                      $      312     $      309
Loan Balance (less than) Conventional Loan Balance Limit
  ($227,150 in 1998)                                                           16%            19%
Loan Balance Greater Than $500,000                                             33%            36%
Original Loan-To-Value Ratio (LTV)                                             76%            77%
Original LTV (larger than) 80%                                                 31%            35%
% of Original LTV (larger than) 80% with Primary Mortgage                      97%            97%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                               67%            67%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                               2%             3%
1991 Origination                                                                *              *
1992                                                                            1%             1%
1993                                                                            2%             2%
1994                                                                            6%            10%
1995                                                                            *              1%
1996                                                                            6%             8%
1997                                                                           52%            64%
1998                                                                           31%            11%
Average Seasoning in Months                                                    15             16

Northern California                                                            18%            13%
Southern California                                                            17%            17%
Florida                                                                         7%             9%
New York                                                                        6%             7%
Georgia                                                                         5%             5%
Colorado                                                                        5%             4%
New Jersey                                                                      4%             4%
Texas                                                                           4%             4%
Connecticut                                                                     3%             4%
Illinois                                                                        3%             3%
Michigan                                                                        2%             2%
Massachusetts                                                                   2%             3%
Maryland                                                                        2%             3%
Other States                                                                   22%            22%

*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4  (CONTINUED)                                                                                 AT
                                                                            --------------------------------------------------
MORTGAGE LOAN SUMMARY                                                        DEC. 31,      SEP. 30,      JUN. 30,     MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                     1997          1997          1997         1997
                                                                            ----------    ----------    ----------    --------
Number of Loans                                                                  5,041         4,651         3,983       2,795
Principal Value                                                             $1,519,837    $1,348,839    $1,111,376    $716,137
Amortized Cost                                                               1,554,681     1,379,691     1,136,694     731,957
Reported Value (Net of Credit Reserve)                                       1,551,826     1,378,328     1,135,765     730,035
Estimated Bid-Side Market Value                                              1,552,586     1,379,166     1,136,004     729,561

Short-Term Adjustable Rate Loans (First reset in 12 months or less)                 96%           96%           95%         92%
Hybrid Loans  (First reset in more than 12 months)                                   4%            4%            5%          8%
Single-Family                                                                      100%          100%          100%        100%
"A" Quality Underwriting                                                           100%          100%          100%        100%
First Lien                                                                         100%          100%          100%        100%
Primary Residence (Owner-Occupied)                                                  89%           91%           92%         94%
Second Home                                                                          8%            7%            6%          4%
Investor Property                                                                    3%            2%            2%          2%

Average Loan Size                                                           $      301    $      290    $      279    $    256
Loan Balance (less than) Conventional Loan Balance Limit ($227,150 in 1998)         18%           19%           20%         20%
Loan Balance Greater Than $500,000                                                  37%           33%           27%         14%
Original Loan-To-Value Ratio (LTV)                                                  78%           77%           78%         74%
Original LTV (larger than) 80%                                                      38%           35%           33%         24%
% of Original LTV (larger than) 80% with Primary Mortgage                           95%           96%           94%         94%
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                                    66%           66%           69%         68%
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                                    4%            4%            6%          9%
1991 Origination                                                                     *             *             1%          1%
  1992                                                                               1%            1%            2%          3%
  1993                                                                               4%            4%            6%          9%
  1994                                                                              13%           17%           23%         41%
  1995                                                                               1%            2%            2%          4%
  1996                                                                              11%           14%           18%         30%
  1997                                                                              66%           58%           42%          2%
  1998                                                                               0%            0%            0%          0%
Average Seasoning in Months                                                         18            19            22          33

Northern California                                                                 11%           13%           13%         17%
Southern California                                                                 18%           19%           21%         24%
Florida                                                                              9%            9%            8%          5%
New York                                                                             7%            6%            5%          4%
Georgia                                                                              5%            4%            3%          2%
Colorado                                                                             4%            3%            3%          2%
New Jersey                                                                           4%            4%            4%          3%
Texas                                                                                4%            4%            4%          3%
Connecticut                                                                          4%            4%            4%          3%
Illinois                                                                             3%            3%            3%          4%
Michigan                                                                             2%            2%            2%          2%
Massachusetts                                                                        2%            2%            2%          3%
Maryland                                                                             3%            3%            4%          6%
Other States                                                                        24%           24%           24%         22%

*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4  (CONTINUED)                                                                            AT
                                                                            ----------------------------------------
MORTGAGE LOAN SUMMARY                                                        DEC. 31,    DEC. 31,   DEC. 31,  DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                                     1997        1996       1995     1994
                                                                            ----------   --------    -------   ----
Number of Loans                                                                  5,041      2,172        109      0
Principal Value                                                             $1,519,837   $515,033    $26,411    $ 0
Amortized Cost                                                               1,554,681    527,280     26,449      0
Reported Value (Net of Credit Reserve)                                       1,551,826    525,475     26,450      0
Estimated Bid-Side Market Value                                              1,552,586    525,475     26,450      0

Short-Term Adjustable Rate Loans (First reset in 12 months or less)                 96%       100%       100%   n/a
Hybrid Loans  (First reset in more than 12 months)                                   4%         0%         0%   n/a
Single-Family                                                                      100%       100%       100%   n/a
"A" Quality Underwriting                                                           100%       100%       100%   n/a
First Lien                                                                         100%       100%       100%   n/a
Primary Residence (Owner-Occupied)                                                  89%        94%       100%   n/a
Second Home                                                                          8%         4%         0%   n/a
Investor Property                                                                    3%         2%         0%   n/a

Average Loan Size                                                           $      301   $    237    $   242    n/a
Loan Balance (less than) Conventional Loan Balance Limit ($227,150 in 1998)         18%        22%        11%   n/a
Loan Balance Greater Than $500,000                                                  37%         8%        13%   n/a
Original Loan-To-Value Ratio (LTV)                                                  78%        77%        76%   n/a
Original LTV (larger than) 80%                                                      38%        25%        26%   n/a
% of Original LTV (larger than) 80% with Primary Mortgage                           95%        97%       100%   n/a
   Insurance or Pledged Account Collateral
Effective Average Original LTV Including Primary                                    66%        73%        72%   n/a
   Mortgage Insurance or Pledged Account Collateral

1990 and Prior Years' Origination                                                    4%        13%         0%   n/a
1991 Origination                                                                     *          2%         0%   n/a
  1992                                                                               1%         4%         0%   n/a
  1993                                                                               4%        14%         0%   n/a
  1994                                                                              13%        52%         2%   n/a
  1995                                                                               1%         7%        98%   n/a
  1996                                                                              11%         8%         0%   n/a
  1997                                                                              66%         0%         0%   n/a
  1998                                                                               0%         0%         0%   n/a
Average Seasoning in Months                                                         18         37          4    n/a

Northern California                                                                 11%        18%        30%   n/a
Southern California                                                                 18%        26%        44%   n/a
Florida                                                                              9%         4%         1%   n/a
New York                                                                             7%         3%         0%   n/a
Georgia                                                                              5%         2%         1%   n/a
Colorado                                                                             4%         1%         3%   n/a
New Jersey                                                                           4%         3%         1%   n/a
Texas                                                                                4%         2%         4%   n/a
Connecticut                                                                          4%         3%         1%   n/a
Illinois                                                                             3%         4%         0%   n/a
Michigan                                                                             2%         1%         0%   n/a
Massachusetts                                                                        2%         3%         2%   n/a
Maryland                                                                             3%         8%         2%   n/a
Other States                                                                        24%        22%        11%   n/a

*:  less than 0.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5
EARNING ASSET YIELD, INTEREST RATE SPREAD                                FOR THREE MONTHS ENDING
                                                                          ----------------------
AND INTEREST RATE MARGIN                                                  JUN. 30,      MAR. 31,
                                                                            1998          1998
                                                                           ------        ------
Mortgage Coupon Rate (All Mortgage Assets)                                   7.52%         7.65%
Amortized Cost as % of Principal Value                                     101.98%       102.21%
Coupon Yield on Amortized Cost                                               7.37%         7.49%

Effect of Premium/Discount Amortization                                     -1.26%        -0.99%

Mortgage Yield                                                               6.11%         6.50%
Cash Yield                                                                   5.23%         5.51%
                                                                           ------
Earning Asset Yield (Mortgages plus Cash)                                    6.10%         6.49%

Cost of Funds of Short-Term Borrowings                                       5.88%         5.77%
Cost of Funds of Long-Term Borrowings                                        6.45%         6.44%
                                                                           ------        ------
Total Cost of Funds                                                          6.06%         6.01%
Cost of Hedging (as % of Borrowings)                                         0.19%         0.18%
Interest Rate Spread                                                        -0.15%         0.30%

Net Interest Margin (Net Interest Income/Assets)                             0.22%         0.75%
Net Interest Income/Average Equity                                           2.33%         7.45%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                           0.08%         0.07%
Credit Provisions as a % of Equity                                           0.89%         0.70%

Operating Expenses to Average Assets                                         0.06%         0.22%
Operating Expenses to Average Equity                                         0.69%         2.24%
Efficiency Ratio (Op. Exp./Net Int. Income)                                 29.65%        30.14%

Combined Entity includes Redwood REIT and RWT Holdings, Inc.
Combined Entity Total Operating Expenses                                $   1,379     $   1,925
Combined Entity Operating Expenses to Average Assets                         0.14%         0.22%
Combined Entity Operating Expenses to Average Equity                         1.62%         2.24%
Combined Entity Efficiency Ratio (Op. Exp./Net Int. Income)                 59.71%        30.14%

GAAP Return on Total Equity                                                  0.23%         3.66%
GAAP Return on Common Equity                                                -0.62%         3.10%
Taxable Income Return on Total Equity                                        0.98%         5.28%
Taxable Income Return on Common Equity                                       0.19%         4.86%

GAAP Return on Average Assets before Preferred Dividends                     0.02%         0.37%
GAAP Return on Average Assets after Preferred Dividends                     -0.05%         0.29%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools                     34%           26%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                       50%           38%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                             28%           22%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                               37%           32%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                       40%           29%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                          64%           44%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)
EARNING ASSET YIELD, INTEREST RATE SPREAD                                              FOR THREE MONTHS ENDING
                                                                        ---------------------------------------------------
AND INTEREST RATE MARGIN                                                 DEC. 31,      SEP. 30,     JUN. 30,       MAR. 31,
                                                                           1997          1997         1997           1997
                                                                        ---------     ---------     ---------     ---------
Mortgage Coupon Rate (All Mortgage Assets)                                   7.70%         7.77%         7.74%         7.70%
Amortized Cost as % of Principal Value                                     102.20%       102.22%       102.15%       101.84%
Coupon Yield on Amortized Cost                                               7.53%         7.60%         7.57%         7.56%

Effect of Premium/Discount Amortization                                     -0.98%        -0.79%        -0.71%        -0.68%

Mortgage Yield                                                               6.55%         6.81%         6.86%         6.88%
Cash Yield                                                                   5.59%         5.60%         5.52%         5.33%
                                                                           ------        ------        ------        ------
Earning Asset Yield (Mortgages plus Cash)                                    6.54%         6.80%         6.86%         6.87%

Cost of Funds of Short-Term Borrowings                                       5.96%         5.98%         5.86%         5.62%
Cost of Funds of Long-Term Borrowings                                        6.40%         6.28%          n/a           n/a
                                                                           ------        ------        ------        ------
Total Cost of Funds                                                          6.09%         6.02%         5.86%         5.62%
Cost of Hedging (as % of Borrowings)                                         0.17%         0.14%         0.13%         0.12%
Interest Rate Spread                                                         0.28%         0.64%         0.87%         1.13%

Net Interest Margin (Net Interest Income/Assets)                             0.72%         1.12%         1.31%         1.57%
Net Interest Income/Average Equity                                           7.06%        11.13%        13.25%        15.30%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                           0.06%         0.11%         0.10%         0.12%
Credit Provisions as a % of Equity                                           0.59%         1.09%         1.06%         1.17%

Operating Expenses to Average Assets                                         0.13%         0.13%         0.16%         0.20%
Operating Expenses to Average Equity                                         1.29%         1.33%         1.66%         1.97%
Efficiency Ratio (Op. Exp./Net Int. Income)                                 18.25%        11.93%        12.51%        12.86%

Combined Entity includes Redwood REIT and RWT Holdings, Inc.
Combined Entity Total Operating Expenses                                $   1,128     $   1,148     $   1,215     $   1,167
Combined Entity Operating Expenses to Average Assets                         0.13%         0.13%         0.16%         0.20%
Combined Entity Operating Expenses to Average Equity                         1.29%         1.33%         1.66%         1.97%
Combined Entity Efficiency Ratio (Op. Exp./Net Int. Income)                 18.25%        11.93%        12.51%        12.86%

GAAP Return on Total Equity                                                  5.80%         8.73%        10.53%        12.16%
GAAP Return on Common Equity                                                 5.43%         8.60%        10.65%        12.44%
Taxable Income Return on Total Equity                                        6.38%         9.43%        11.34%        13.34%
Taxable Income Return on Common Equity                                       6.06%         9.36%        11.55%        13.79%

GAAP Return on Average Assets before Preferred Dividends                     0.59%         0.88%         1.04%         1.25%
GAAP Return on Average Assets after Preferred Dividends                      0.51%         0.80%         0.95%         1.12%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools                  27%           24%           23%           24%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                    43%           31%           28%           32%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                          24%           23%           28%           24%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                            29%           29%           35%           32%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                    30%           25%           22%           23%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                       53%           33%           26%           31%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5  (CONTINUED)
EARNING ASSET YIELD, INTEREST RATE SPREAD                                                FOR YEAR ENDING
                                                                        --------------------------------------------------
AND INTEREST RATE MARGIN                                                 DEC. 31,      DEC. 31,     DEC. 31,      DEC. 31,
                                                                           1997         1996          1995          1994
                                                                        ---------     ---------     ---------     -------
Mortgage Coupon Rate (All Mortgage Assets)                                   7.72%         7.55%         7.16%       6.09%
Amortized Cost as % of Principal Value                                     102.13%       100.68%        99.02%     100.02%
Coupon Yield on Amortized Cost                                               7.56%         7.50%         7.23%       6.09%

Effect of Premium/Discount Amortization                                     -0.81%        -0.55%         0.17%       0.45%

Mortgage Yield                                                               6.75%         6.95%         7.40%       6.54%
Cash Yield                                                                   5.53%         5.51%         5.43%       4.73%
Earning Asset Yield (Mortgages plus Cash)                                    6.74%         6.93%         7.36%       6.33%

Cost of Funds of Short-Term Borrowings                                       5.86%         5.71%         6.06%       5.55%
Cost of Funds of Long-Term Borrowings                                        6.31%          n/a           n/a         n/a
                                                                           ------        ------        ------      ------
Total Cost of Funds                                                          5.92%         5.71%         6.06%       5.55%
Cost of Hedging (as % of Borrowings)                                         0.14%         0.13%         0.19%       0.06%
Interest Rate Spread                                                         0.68%         1.09%         1.11%       0.72%

Net Interest Margin (Net Interest Income/Assets)                             1.14%         1.69%         2.17%       2.50%
Net Interest Income/Average Equity                                          11.27%        12.90%        11.03%       7.27%

SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                           0.10%         0.17%         0.22%       0.00%
Credit Provisions as a % of Equity                                           0.95%         1.29%         1.14%       0.00%

Operating Expenses to Average Assets                                         0.15%         0.26%         0.51%       0.69%
Operating Expenses to Average Equity                                         1.52%         1.94%         2.61%       2.01%
Efficiency Ratio (Op. Exp./Net Int. Income)                                 13.47%        15.08%        23.66%      27.73%

Combined Entity includes Redwood REIT and RWT Holdings, Inc.
Combined Entity Total Operating Expenses                                $   4,658     $   2,554     $   1,131     $   146
Combined Entity Operating Expenses to Average Assets                         0.15%         0.26%         0.51%       0.69%
Combined Entity Operating Expenses to Average Equity                         1.52%         1.94%         2.61%       2.01%
Combined Entity Efficiency Ratio (Op. Exp./Net Int. Income)                 13.47%        15.08%        23.66%      27.73%

GAAP Return on Total Equity                                                  8.98%         9.66%         7.28%       5.25%
GAAP Return on Common Equity                                                 8.87%         9.61%         7.28%       5.25%
Taxable Income Return on Total Equity                                        9.76%        11.55%         8.84%       4.86%
Taxable Income Return on Common Equity                                       9.73%        11.68%         8.84%       4.86%

GAAP Return on Average Assets before Preferred Dividends                     0.91%         1.27%         1.43%       1.81%
GAAP Return on Average Assets after Preferred Dividends                      0.81%         1.15%         1.43%       1.81%

PRINCIPAL PAYDOWN AND PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools                     25%           25%           19%          9%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities and Mortgage Loans                                       34%           27%           18%          7%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                             24%           26%            5%        n/a
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Loans                                                               31%           35%            6%        n/a

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                       25%           24%           19%          9%
Annualized Principal Payment as % of Average Principal Balance of
  Mortgage Securities                                                          36%           27%           19%          2%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6                                                                                     AT OR
AVERAGE DAILY BALANCE SHEET                                                         FOR THREE MONTHS ENDING
                                                                                 ----------------------------
(ALL DOLLARS IN THOUSANDS)                                                         JUN. 30,         MAR. 31,
                                                                                     1998             1998
                                                                                 -----------      -----------
Cash                                                                             $    34,833      $    27,907
Mortgage Loans                                                                     1,867,851        1,546,869
Mortgage Securities                                                                1,622,388        1,745,368
Credit Reserve                                                                        (5,677)          (5,126)
Market Valuation Adjustment, Mortgage Assets                                          (4,401)          (4,272)
Interest Rate Agreements                                                               9,995           10,394
Market Valuation Adjustment, Interest Rate Agreements                                 (8,246)          (8,863)
Other Assets                                                                         136,765           98,835
                                                                                 -----------      -----------
Total Assets                                                                       3,653,508        3,411,112
                                                                                 -----------      -----------

Short-Term Borrowings                                                              2,263,697        1,942,426
Long-Term Borrowings                                                               1,047,828        1,124,190
Other Liabilities                                                                     13,464           14,602
                                                                                 -----------      -----------
Total Liabilities                                                                  3,324,989        3,081,218
                                                                                 -----------      -----------

Preferred Stock                                                                       26,736           26,736
Common Stock                                                                         321,266          321,420
Market Valuation Adjustment                                                          (12,647)         (13,136)
Retained Earnings, after Dividend                                                     (6,836)          (5,127)
                                                                                 -----------      -----------
Stockholders' Equity                                                             $   328,519      $   329,894
                                                                                 ===========      ===========

Amortized Cost of Total Assets                                                   $ 3,666,155      $ 3,424,247
Equity, before Market Valuation Adjustments                                          341,166          343,029


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                                     54.9%            67.9%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                                            9.3%            11.3%
Long-Term Borrowings:  Federal Funds, 10% cap                                            3.2%             4.2%
Long-Term Borrowings:  1 Year Treasury, 10% cap                                         14.7%            16.6%
Long-Term Borrowings:  Fixed Rate until December 2002                                   18.0%             0.0%
                                                                                 -----------      -----------
Total Borrowings %                                                                     100.0%           100.0%
Total Borrowings $                                                               $ 3,529,502      $ 3,369,297


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                                $    11,354      $     6,468
Estimated Borrowing Capacity                                                         145,285          174,702
                                                                                 -----------      -----------
Total Liquidity                                                                  $   156,639      $   181,170
Total Liquidity as Percent of Short-Term Borrowings                                        8%               8%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                                           $    75,158      $    85,048
Unamortized Discount of Mortgage Assets                                              (10,651)         (12,131)
Unamortized Deferred Bond Issuance Costs of Long-Term Debt                             4,704            3,300
Net Unamortized Premium of Long-Term Debt (net of DBIC)                               (6,970)          (5,551)
                                                                                 -----------      -----------
Net Unamortized Premium                                                          $    62,242      $    70,666
Net Unamortized Premium as % of Equity (before Market Value Adjustments)                18.4%            20.6%
Net Unamortized Premium as % of Common Equity (before Mrkt Val. Adjustments)          19.9%            22.4%
Net Unamortized Premium as Percent of Assets (Amortized Cost)                            1.6%             1.9%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6  (CONTINUED)                                                                         AT OR
AVERAGE DAILY BALANCE SHEET                                                          FOR THREE MONTHS ENDING
                                                                 --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                         DEC. 31,         SEP. 30,        JUN. 30,          MAR. 31,
                                                                     1997             1997            1997              1997
                                                                 -----------      -----------      -----------      -----------
Cash                                                             $    28,592      $    35,647      $    19,307      $    12,147
Mortgage Loans                                                     1,360,029        1,155,099          758,445          574,781
Mortgage Securities                                                1,914,118        2,136,442        2,111,832        1,658,629
Credit Reserve                                                        (4,679)          (3,873)          (3,083)          (2,394)
Market Valuation Adjustment, Mortgage Assets                           5,937            6,072            1,913            1,022
Interest Rate Agreements                                              11,207           11,943           11,185            6,899
Market Valuation Adjustment, Interest Rate Agreements                 (8,792)          (8,640)          (4,576)          (4,004)
Other Assets                                                         117,643           85,689           75,928           58,856
                                                                 -----------      -----------      -----------      -----------
Total Assets                                                       3,424,055        3,418,379        2,970,951        2,305,936
                                                                 -----------      -----------      -----------      -----------

Short-Term Borrowings                                              2,144,794        2,695,438        2,659,914        2,056,051
Long-Term Borrowings                                                 910,870          355,028                0                0
Other Liabilities                                                     20,912           24,714           20,530           15,691
                                                                 -----------      -----------      -----------      -----------
Total Liabilities                                                  3,076,576        3,075,181        2,680,444        2,071,742
                                                                 -----------      -----------      -----------      -----------

Preferred Stock                                                       26,733           26,733           28,946           29,545
Common Stock                                                         328,384          321,492          265,561          208,426
Market Valuation Adjustment                                           (2,855)          (2,568)          (2,663)          (2,982)
Retained Earnings, after Dividend                                     (4,783)          (2,458)          (1,337)            (795)
                                                                 -----------      -----------      -----------      -----------
Stockholders' Equity                                             $   347,479      $   343,199      $   290,507      $   234,194
                                                                 ===========      ===========      ===========      ===========

Amortized Cost of Total Assets                                   $ 3,426,910      $ 3,420,947      $ 2,973,614      $ 2,308,918
Equity, before Market Valuation Adjustments                          350,334          345,767          293,170          237,176


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                     62.0%            84.1%           100.0%           100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                           13.8%             9.9%             0.0%             0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                            5.3%             6.0%             0.0%             0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                         18.9%             0.0%             0.0%             0.0%
Long-Term Borrowings:  Fixed Rate until December 2002                    0.0%             0.0%             0.0%             0.0%
                                                                 -----------      -----------      -----------      -----------
Total Borrowings %                                                     100.0%           100.0%           100.0%           100.0%
Total Borrowings $                                               $ 3,087,326      $ 3,137,140      $ 3,102,784      $ 2,373,279


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                $    24,893      $    28,758      $    29,425      $    12,985
Estimated Borrowing Capacity                                         182,713          206,442          160,338          140,561
                                                                 -----------      -----------      -----------      -----------
Total Liquidity                                                  $   207,606      $   235,200      $   189,763      $   153,546
Total Liquidity as Percent of Short-Term Borrowings                       11%               9%               6%               6%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                           $    86,173      $    86,934      $    87,661      $    65,107
Unamortized Discount of Mortgage Assets                              (12,442)         (14,387)         (15,091)         (15,641)
Unamortized Deferred Bond Issuance Costs of Long-Term Debt             3,703            1,492                0                0
Net Unamortized Premium of Long-Term Debt (net of DBIC)               (5,795)               0                0                0
                                                                 -----------      -----------      -----------      -----------
Net Unamortized Premium                                          $    71,639      $    74,039      $    72,569      $    49,466
Net Unamortized Premium as % of Equity
 (before Market Value Adjustments)                                      20.8%            20.9%            24.4%            20.1%
Net Unamortized Premium as % of Common Equity
 (before Mrkt Val. Adjustments)                                         22.5%            22.6%            26.9%            22.9%
Net Unamortized Premium as Percent of Assets (Amortized Cost)            2.1%             2.1%             2.1%             1.9%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6  (CONTINUED)                                                                         AT OR
AVERAGE DAILY BALANCE SHEET                                                             FOR YEAR ENDING
                                                                 ----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                         DEC. 31,         DEC. 31,       DEC. 31,       DEC. 31,
                                                                     1997            1996            1995            1994
                                                                 -----------      -----------      ---------      ---------
Cash                                                             $    24,001      $    16,016      $   4,272      $   6,627
Mortgage Loans                                                       964,768           77,215          5,006              0
Mortgage Securities                                                1,956,452          877,907        204,284         50,080
Credit Reserve                                                        (3,514)          (1,262)           (92)             0
Market Valuation Adjustment, Mortgage Assets                          (1,134)          (2,347)           (78)          (583)
Interest Rate Agreements                                              10,325            3,280          2,039            759
Market Valuation Adjustment, Interest Rate Agreements                 (2,482)          (1,948)        (1,046)            31
Other Assets                                                          84,693           26,606          5,107            948
                                                                 -----------      -----------      ---------      ---------
Total Assets                                                       3,033,108          995,467        219,492         57,862
                                                                 -----------      -----------      ---------      ---------

Short-Term Borrowings                                              2,390,132          861,316        174,926         37,910
Long-Term Borrowings                                                 319,076                0              0              0
Other Liabilities                                                     20,488            7,131          2,342            367
                                                                 -----------      -----------      ---------      ---------
Total Liabilities                                                  2,729,696          868,447        177,268         38,277
                                                                 -----------      -----------      ---------      ---------

Preferred Stock                                                       27,978           11,274              0              0
Common Stock                                                         281,405          120,436         43,390         20,941
Market Valuation Adjustment                                           (3,617)          (4,295)        (1,124)          (552)
Retained Earnings, after Dividend                                     (2,354)            (395)           (42)          (804)
                                                                 -----------      -----------      ---------      ---------
Stockholders' Equity                                             $   303,412      $   127,020      $  42,224      $  19,585
                                                                 ===========      ===========      =========      =========

Amortized Cost of Total Assets                                   $ 3,036,725      $   999,762      $ 220,616      $  58,414
Equity, before Market Valuation Adjustments                          307,029          131,315         43,349         20,137


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                     62.0%           100.0%         100.0%         100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                           13.8%             0.0%           0.0%           0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                            5.3%             0.0%           0.0%           0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                         18.9%             0.0%           0.0%           0.0%
Long-Term Borrowings:  Fixed Rate until December 2002                    0.0%             0.0%           0.0%           0.0%
                                                                 -----------      -----------      ---------      ---------
Total Borrowings %                                                     100.0%           100.0%         100.0%         100.0%
Total Borrowings $                                               $ 3,087,326      $ 1,953,103      $ 370,316      $ 100,376


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                $    24,893      $    11,068      $   4,825      $   1,027
Estimated Borrowing Capacity                                         182,713          123,995         38,698         11,907
                                                                 -----------      -----------      ---------      ---------
Total Liquidity                                                  $   207,606      $   135,063      $  43,523      $  12,934
Total Liquidity as Percent of Short-Term Borrowings                       11%               7%            12%            13%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                           $    86,173      $    54,318      $   9,644      $     827
Unamortized Discount of Mortgage Assets                              (12,442)         (16,093)       (17,032)        (1,320)
Unamortized Deferred Bond Issuance Costs of Long-Term Debt             3,703                0              0              0
Net Unamortized Premium of Long-Term Debt                             (5,795)               0              0              0
                                                                 -----------      -----------      ---------      ---------
Net Unamortized Premium                                          $    71,639      $    38,225      $  (7,389)     $    (493)
Net Unamortized Premium as % of Equity
 (before Market Value Adjustments)                                      20.8%            17.8%        -10.0%          -2.2%
Net Unamoritized Premium as % of Common Equity
 (before Mrkt Val. Adjustments)                                         22.5%            20.7%        -10.0%          -2.2%
Net Unamortized Premium as Percent of Assets (Amortized Cost)            2.1%             1.7%         -1.7%          -0.4%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7                                                                        AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/REALIZABLE VALUE           FOR THREE MONTHS ENDING
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                ---------------------------
                                                                      JUN. 30,        MAR. 31,
                                                                        1998            1998
                                                                    -----------      ----------
Cash                                                                $    32,914      $   32,202
Mortgage Loans                                                        2,219,772       1,872,775
Mortgage Securities                                                   1,570,842       1,770,566
Interest Rate Agreements                                                   (123)          2,584
Other Assets                                                             36,476          36,521
Short-Term Borrowings                                                 1,936,158       2,288,018
Long-Term Borrowings                                                  1,591,961       1,080,530
Other Liabilities                                                        15,255          13,288
                                                                    -----------      ----------
"Mark-To-Market" of Total Equity                                        316,507         332,812
Liquidation Cost of Preferred Equity                                     28,195          28,195
                                                                    -----------      ----------
"Mark-To-Market" of Common Equity                                   $   288,312      $  304,617

"Mark-To-Market" of Common Equity/Common Share Outstanding          $     20.48      $    21.65

Reported Common Equity Per Common Share Outstanding                 $     20.89      $    21.53

Historical Cost of Common Equity Per Common Share Outstanding       $     22.17      $    22.46


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
 RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                                9.3%           10.0%
Average Risk-Adjusted Capital Guideline                                     7.4%            7.8%
Average Balance Sheet Capacity Utilization                                   79%             77%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                                8.30%           8.88%
Ending Risk-Adjusted Capital Guideline                                     6.48%           7.59%
Excess Capital                                                      $    64,465      $   49,552
Estimated Asset Growth Potential (same asset mix and funding)       $ 1,007,936      $  560,440
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                                 $ 3,800,803      $4,185,088


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Investments in Assets with Short-Term Funding
  Agencies                                                                 19.9%           22.1%
  Mortgage Securities Rated "AAA" or "AA"                                  26.3%           28.0%
  Mortgage Securities Rated "A" or below                                    0.0%            0.0%
  Mortgage Loans                                                           12.6%           18.2%
                                                                    -----------      ----------
Equity Investment in Assets with Short-Term Funding                        58.8%           68.3%

Equity Investment in Assets with Long-Term, Non-Recourse Funding
 (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                    2.9%            2.8%
  Mortgage Loans                                                           17.8%           14.1%
                                                                    -----------      ----------
Equity Investment in Assets with Long-Term, Non-Recourse Funding           20.7%           16.9%

Excess Capital                                                             20.5%           14.8%
                                                                    -----------      ----------
Total Market-Value of Capital %                                           100.0%          100.0%
Total Capital Available per Risk-Adjusted Capital Policy            $   314,679      $  331,548

Capital Utilization at Period-End                                            80%             85%
Capital Utilization at Period-End assuming all Mortgage
  Loans use Long-Term, Non-Recourse Funding                                  73%             76%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7  (CONTINUED)                                                                        AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/REALIZABLE VALUE                          FOR THREE MONTHS ENDING
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                ----------------------------------------------------------
                                                                     DEC. 31,       SEP. 30,       JUN. 30,          MAR. 31,
                                                                       1997           1997           1997             1997
                                                                    ----------     ----------     -----------      -----------
Cash                                                                $   49,549     $   57,696     $    29,425      $    12,985
Mortgage Loans                                                       1,552,586      1,379,166       1,136,004          729,561
Mortgage Securities                                                  1,814,796      2,059,595       2,227,389        1,874,679
Interest Rate Agreements                                                 1,522          2,169           4,206            5,773
Other Assets                                                            25,156         26,048          25,857           19,291
Short-Term Borrowings                                                1,914,525      2,639,773       3,102,784        2,373,279
Long-Term Borrowings                                                 1,172,938        497,465               0                0
Other Liabilities                                                       21,201         30,628          27,515           23,411
                                                                    ----------     ----------     -----------      -----------
"Mark-To-Market" of Total Equity                                       334,945        356,808         292,582          245,598
Liquidation Cost of Preferred Equity                                    28,195         28,195          28,195           30,989
                                                                    ----------     ----------     -----------      -----------
"Mark-To-Market" of Common Equity                                   $  306,750     $  328,613     $   264,387      $   214,610

"Mark-To-Market" of Common Equity/Common Share Outstanding          $    21.47     $    22.54     $     19.95      $     18.03

Reported Common Equity Per Common Share Outstanding                 $    21.55     $    22.61     $     20.11      $     18.17

Historical Cost of Common Equity Per Common Share Outstanding       $    22.25     $    22.49     $     20.39      $     18.16


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
 RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                              10.2%          10.1%            9.9%            10.3%
Average Risk-Adjusted Capital Guideline                                    8.1%           9.0%            9.5%            10.1%
Average Balance Sheet Capacity Utilization                                  79%            89%             96%              98%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                               9.71%         10.12%           8.55%            9.28%
Ending Risk-Adjusted Capital Guideline                                    7.51%          8.59%           9.41%           10.09%
Excess Capital                                                      $   76,589     $   53,027     $   (27,047)     $   (20,519)
Estimated Asset Growth Potential (same asset mix and funding)       $1,037,376     $  551,347     $  (563,228)     $  (267,698)
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                                 $4,791,828     $5,209,015     $ 3,461,784      $ 3,450,901


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Investments in Assets with Short-Term Funding
  Agencies                                                                24.0%          25.7%           35.7%            37.0%
  Mortgage Securities Rated "AAA" or "AA"                                 27.6%          28.6%           36.3%            37.1%
  Mortgage Securities Rated "A" or below                                   0.0%           5.9%            6.4%             7.6%
  Mortgage Loans                                                           8.2%          17.9%           30.8%            26.6%
                                                                    ----------     ----------     -----------      -----------
Equity Investment in Assets with Short-Term Funding                       59.8%          78.1%          109.2%           108.3%

Equity Investment in Assets with Long-Term, Non-Recourse Funding
 (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                   2.7%           0.0%            0.0%             0.0%
  Mortgage Loans                                                          14.7%           7.1%            0.0%             0.0%
                                                                    ----------     ----------     -----------      -----------
Equity Investment in Assets with Long-Term, Non-Recourse Funding          17.4%           7.1%            0.0%             0.0%

Excess Capital                                                            22.8%          14.9%          -9.2%            -8.3%
                                                                    ----------     ----------     -----------      -----------
Total Market-Value of Capital %                                          100.0%         100.0%          100.0%           100.0%
Total Capital Available per Risk-Adjusted Capital Policy            $  335,345     $  355,797     $   294,952      $   246,109

Capital Utilization at Period-End                                           77%            85%            109%             108%
Capital Utilization at Period-End assuming all Mortgage
  Loans use Long-Term, Non-Recourse Funding                                 73%            76%             94%              95%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7  (CONTINUED)                                                                          AT OR
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE/REALIZABLE VALUE                              FOR YEAR ENDING
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                -------------------------------------------------------
                                                                     DEC. 31,       DEC. 31,         DEC. 31,      DEC. 31,
                                                                       1997           1996             1995          1994
                                                                    ----------     -----------      ----------     --------
Cash                                                                $   49,549     $    11,068      $    4,825     $  1,027
Mortgage Loans                                                       1,552,586         525,475          26,450            0
Mortgage Securities                                                  1,814,796       1,627,953         405,794      117,477
Interest Rate Agreements                                                 1,522           2,601             547        1,892
Other Assets                                                            25,156          16,778           3,671          888
Short-Term Borrowings                                                1,914,525       1,953,103         370,316      100,376
Long-Term Borrowings                                                 1,172,938               0               0            0
Other Liabilities                                                       21,201          19,531           2,829          872
                                                                    ----------     -----------      ----------    ---------
"Mark-To-Market" of Total Equity                                       334,945         211,241          68,142       20,036
Liquidation Cost of Preferred Equity                                    28,195          31,194               0            0
                                                                    ----------     -----------      ----------    ---------
"Mark-To-Market" of Common Equity                                   $  306,750     $   180,047      $   68,142     $ 20,036

"Mark-To-Market" of Common Equity/Common Share Outstanding          $    21.47     $     16.37      $    12.35     $  10.69

Reported Common Equity Per Common Share Outstanding                 $    21.55     $     16.50      $    12.38     $  10.82

Historical Cost of Common Equity Per Common Share Outstanding       $    22.25     $     16.81      $    13.37     $  12.18


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                              10.1%           13.1%           19.6%        34.5%
Average Risk-Adjusted Capital Guideline                                    9.1%           10.9%           13.4%        10.6%
Average Balance Sheet Capacity Utilization                                  90%             83%             68%          31%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                               9.71%           9.66%          15.47%       16.69%
Ending Risk-Adjusted Capital Guideline                                    7.51%           9.97%          12.59%       10.84%
Excess Capital                                                      $   76,589     $    (7,835)     $   12,117     $  6,600
Estimated Asset Growth Potential (same asset mix and funding)       $1,037,376     $   254,662      $  104,902     $215,757
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                                 $4,791,828     $ 3,970,772      $1,340,981     $799,596


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Investments in Assets with Short-Term Funding
  Agencies                                                                24.0%           39.3%           29.3%        33.1%
  Mortgage Securities Rated "AAA" or "AA"                                 27.6%           32.6%           22.7%        18.9%
  Mortgage Securities Rated "A" or below                                   0.0%            8.9%           26.7%        14.8%
  Mortgage Loans                                                           8.2%           22.9%            3.5%         0.0%
                                                                    ----------     -----------      ----------    ---------
Equity Investment in Assets with Short-Term Funding                       59.8%          103.7%           82.2%        66.9%

Equity Investment in Assets with Long-Term, Non-Recourse Funding
 (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                   2.7%            0.0%            0.0%         0.0%
  Mortgage Loans                                                          14.7%            0.0%            0.0%         0.0%
                                                                    ----------     -----------      ----------    ---------
Equity Investment in Assets with Long-Term, Non-Recourse Funding          17.4%            0.0%            0.0%         0.0%

Excess Capital                                                            22.8%          -3.7%            17.8%        33.1%
                                                                    ----------     -----------      ----------    ---------
Total Market-Value of Capital %                                          100.0%          100.0%          100.0%       100.0%
Total Capital Available per Risk-Adjusted Capital Policy            $  334,945     $   211,241      $   68,142     $ 20,036

Capital Utilization at Period-End                                           77%            104%             82%          67%
Capital Utilization at Period-End assuming all Mortgage
  Loans use Long-Term, Non-Recourse Funding                                 73%             92%             80%          67%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8                                                                        AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                  FOR THREE MONTHS ENDING
                                                                         -------------------
(ALL DOLLARS IN THOUSANDS)                                               JUN. 30,   MAR. 31,
                                                                           1998       1998
                                                                          ------     ------
MORTGAGE LOANS
Credit Provision During Period                                            $  763     $  601
Actual Losses During Period                                                  133          7
Cumulative Actual Losses                                                     216         83
Mortgage Loan Credit Reserve at End of Period                              4,079      3,450
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                         0.16%      0.16%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans at Period End                                           0.18%      0.18%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures,
 Bankruptcies, and REO
Number of Loans                                                               21         19
Non-Performing Assets Loan Balance                                        $4,947     $4,358

Non-Performing Assets as % of Amortized Cost of Mortgage Loans              0.22%      0.23%
Non-Performing Assets as % of Amortized Cost of Total Assets                0.13%      0.12%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                    82%        79%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                      9          7
  Average Loss Severity Experience (Cumulative)                               11%         6%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
 If All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                      $  504     $  444
At 20% Loss Severity                                                       1,009        888
At 30% Loss Severity                                                       1,513      1,331
At 40% Loss Severity                                                       2,017      1,775
 Mortgage Loan Credit Reserve at End of Period                             4,079      3,450

MORTGAGE SECURITIES
Credit Provision During Period                                            $    0     $    0
Actual Losses During Period                                                  331         42
Cumulative Actual Losses                                                     487        156
Mortgage Securities Credit Reserve at End of Period                        1,703      2,033

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated less than BBB                0.0%       0.0%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated less than BBB at End of Period                18.7%      22.3%
Amortized Cost of Mortgage Securities Rated less than BBB
 at End of Period                                                         $9,116     $9,137

Credit Experience of Loans in Pools Underlying Mortgage Securities
 Rated less than BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                      351        284
  Average Loss Severity Experience (Cumulative)                               21%        21%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
 If All Current (But No Future)
Seriously Delinquent Loans in Mortgage Pools
 Underlying less than BBB Rated Securities Default:
At 10% Loss Severity                                                      $  429     $  480
At 20% Loss Severity                                                         712        951
At 30% Loss Severity                                                         910      1,170
At 40% Loss Severity                                                       1,385      1,824
 Mortgage Securities Credit Reserve at End of Period                       1,703      2,033

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8  (CONTINUED)                                                                           AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                 FOR THREE MONTHS ENDING
                                                                           --------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                 DEC. 31,     SEP. 30,   JUN. 30,    MAR. 31,
                                                                             1997         1997       1997         1997
                                                                           -------      -------     -------     -------
MORTGAGE LOANS
Credit Provision During Period                                             $ 1,516      $   473     $   299     $   215
Actual Losses During Period                                                     23           40           0          13
Cumulative Actual Losses                                                        76           53          13          13
Mortgage Loan Credit Reserve at End of Period                                2,855        1,363         929         630
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                           0.45%        0.16%       0.16%       0.15%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans at Period End                                             0.18%        0.10%       0.08%       0.09%

Non-Performing Assets: 90+ Days Delinquent, Foreclosures, Bankruptcies,
 and REO
Number of Loans                                                                 17           13          12           6
Non-Performing Assets Loan Balance                                         $ 3,903      $ 2,792     $ 2,366     $ 1,220

Non-Performing Assets as % of Amortized Cost of Mortgage Loans                0.25%        0.20%       0.21%       0.17%
Non-Performing Assets as % of Amortized Cost of Total Assets                  0.11%        0.08%       0.07%       0.05%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                      73%          49%         39%         52%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                        6            4           1           1
  Average Loss Severity Experience (Cumulative)                                  7%           6%          7%          7%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
 If All Current (But No Future)
Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                       $   396      $   283     $   241     $   124
At 20% Loss Severity                                                           793          567         481         248
At 30% Loss Severity                                                         1,189          850         722         372
At 40% Loss Severity                                                         1,586        1,133         962         496
 Mortgage Loan Credit Reserve at End of Period                               2,855        1,363         929         630

MORTGAGE SECURITIES
Credit Provision During Period                                             $(1,000)     $   470     $   477     $   480
Actual Losses During Period                                                     17           28          29          29
Cumulative Actual Losses                                                       113           97          69          40
Mortgage Securities Credit Reserve at End of Period                          2,076        3,093       2,651       2,203

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated less than BBB               -20.9%          6.4%        6.6%        6.6%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated less than BBB at End of Period                  22.8%        10.6%        9.1%        7.6%
Amortized Cost of Mortgage Securities Rated less than BBB
  at End of Period                                                         $ 9,109      $29,189     $29,113     $28,955

Credit Experience of Loans in Pools Underlying Mortgage Securities
 Rated less than BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                        256          182         137          90
  Average Loss Severity Experience (Cumulative)                                 21%          23%         24%         25%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
 If All Current (But No Future)
Seriously Delinquent Loans in Mortgage Pools Underlying less than BBB
  Rated Securities Default:
At 10% Loss Severity                                                       $   389      $   724     $   109     $    80
At 20% Loss Severity                                                           894        2,286       1,488         792
At 30% Loss Severity                                                         1,163        3,789       3,702       2,845
At 40% Loss Severity                                                         1,825        6,437       6,410       5,103
 Mortgage Securities Credit Reserve at End of Period                         2,076        3,093       2,651       2,203

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8  (CONTINUED)                                                                      AT OR
CREDIT PROVISIONS AND CREDIT RESERVES                                                FOR YEAR ENDING
                                                                        -------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                              DEC. 31,   DEC. 31,    DEC. 31,    DEC. 31,
                                                                          1997       1996        1995        1994
                                                                         ------     -------     -------     ------
MORTGAGE LOANS
Credit Provision During Period                                           $2,503     $   349     $    79     $    0
Actual Losses During Period                                                  76           0           0          0
Cumulative Actual Losses                                                     76           0           0          0
Mortgage Loan Credit Reserve at End of Period                             2,855         428          79          0
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans                                        0.26%       0.45%       1.58%       n/a
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans at Period End                                          0.18%       0.08%       0.30%       n/a

Non-Performing Assets: 90+ Days Delinquent, Foreclosures,
 Bankruptcies, and REO
Number of Loans                                                              17           7           0          0
Non-Performing Assets Loan Balance                                       $3,903     $ 1,249     $     0     $    0

Non-Performing Assets as % of Amortized Cost of Mortgage Loans             0.25%       0.24%       0.00%      0.00%
Non-Performing Assets as % of Amortized Cost of Total Assets               0.11%       0.06%       0.00%      0.00%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                   73%         34%        n/a        n/a

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                     6           0           0          0
  Average Loss Severity Experience (Cumulative)                               7%          0%          0%         0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
If All Current (But No Future) Non-Performing Mortgage Loans Default:
At 10% Loss Severity                                                     $  396     $   127     $     0     $    0
At 20% Loss Severity                                                        793         253           0          0
At 30% Loss Severity                                                      1,189         380           0          0
At 40% Loss Severity                                                      1,586         506           0          0
 Mortgage Loan Credit Reserve at End of Period                            2,855         428          79          0

MORTGAGE SECURITIES
Credit Provision During Period                                           $  427     $ 1,348     $   414     $    0
Actual Losses During Period                                                 104           7           4          0
Cumulative Actual Losses                                                    113          11           4          0
Mortgage Securities Credit Reserve at End of Period                       2,076       1,752         411          0

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated less than BBB               1.7%        4.7%        2.9%       0.0%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated less than BBB at End of Period               22.8%        6.1%        1.4%       0.0%
Amortized Cost of Mortgage Securities Rated less than
 BBB at End of Period                                                    $9,109     $28,935     $28,869     $3,376

Credit Experience of Loans in Pools Underlying Mortgage
 Securities Rated less than BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                     256          59           2          0
  Average Loss Severity Experience (Cumulative)                              21%         27%          9%         0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
 If All Current (But No Future) Seriously Delinquent Loans in
 Mortgage Pools Underlying less than BBB
  Rated Securities Default:
At 10% Loss Severity                                                     $  389     $    63     $    15     $    0
At 20% Loss Severity                                                        894         608          29          0
At 30% Loss Severity                                                      1,163       2,040         103          0
At 40% Loss Severity                                                      1,825       3,647         768          0
 Mortgage Securities Credit Reserve at End of Period                      2,076       1,752         411          0

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 9                                                                 AT OR
SHARES OUTSTANDING AND PER SHARE DATA                          FOR THREE MONTHS ENDING
                                                            -----------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          JUN. 30,         MAR. 31,
                                                                1998             1998
                                                            ------------      -----------
Common Shares Outstanding at Period End                       14,078,933       14,070,557

Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                                  13,768,056       14,107,100
Class A Preferred (converted 9/95)                                     0                0
Class B Preferred (RTW-PB)                                       909,518          909,518
                                                            ------------      -----------
Total                                                         14,677,574       15,016,618

Common Dividend Declared                                    $      0.010      $     0.270
Class A Preferred Dividend Declared                                  n/a              n/a
Class B Preferred Dividends Declared                        $      0.755      $     0.755

Common Dividend Total                                       $        138      $     3,809
Class A Preferred Dividend Total                                       0                0
Class B Preferred Dividends Total                                    687              687
                                                            ------------      -----------
Total Dividend                                              $        825      $     4,496

Taxable Income Earned                                       $        838      $     4,527
Dividend Pay-Out Ratio for Period                                     98%              99%
Cumulative Dividend Pay-Out Ratio                                    102%             102%

Warrants Outstanding at Period End (expired 12/31/97)                  0                0

Average Shares Outstanding During Period
Common                                                        14,106,828       14,123,951
Class A Preferred                                                      0                0
Class B Preferred                                                909,518          909,518
                                                            ------------      -----------
Total                                                         15,016,346       15,033,469

Calculation of "Diluted" Common Shares
Average Common Shares                                         14,106,828       14,123,951
Potential Dilution Due to Warrants                                     0                0
Potential Dilution Due to Options                                149,030          110,474
                                                            ------------      -----------
Total Average "Diluted" Common Shares                         14,255,858       14,234,425

Net Income to Common Shareholders                           $       (491)     $     2,450
Total Average "Diluted" Common Shares                         14,255,858       14,234,425
Earnings Per Share ("Diluted")                              $      (0.03)     $      0.17

Earnings Per Share ("Basic")                                $      (0.03)     $      0.17

Per Share Ratios (Average Common and Preferred Shares
  Outstanding)
Average Total Assets                                        $     244.14      $    227.77
Average Total Equity                                        $      22.72      $     22.82
Net Interest Income                                         $       0.13      $      0.43
Credit Expenses                                             $       0.05      $      0.04
Operating Expenses                                          $       0.04      $      0.13
Gain/(Loss) on Sale                                         $       0.00      $      0.00
Writedowns                                                  $       0.00      $      0.05
Other Expenses (Income)                                     $      (0.01)     $      0.00
Equity in Earnings of RWT Holdings, Inc.                    $       0.04      $      0.00
Net Income                                                  $       0.01      $      0.21

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 9  (CONTINUED)                                                                  AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                        FOR THREE MONTHS ENDING
                                                            -----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          DEC. 31,        SEP. 30,       JUN. 30,         MAR. 31,
                                                                1997            1997           1997             1997
                                                            -----------     -----------     -----------     -----------
Common Shares Outstanding at Period End                      14,284,657      14,576,477      13,251,847      11,905,957

Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                                 14,284,657      14,576,477      13,251,847      11,905,957
Class A Preferred (converted 9/95)                                    0               0               0               0
Class B Preferred (RTW-PB)                                      909,518         909,518         909,518         999,638
                                                            -----------     -----------     -----------     -----------
Total                                                        15,194,175      15,485,995      14,161,365      12,905,595

Common Dividend Declared                                    $     0.350     $     0.600     $     0.600     $     0.600
Class A Preferred Dividend Declared                                 n/a             n/a             n/a             n/a
Class B Preferred Dividends Declared                        $     0.755     $     0.755     $     0.755     $     0.755

Common Dividend Total                                       $     5,000     $     8,746     $     7,951     $     7,144
Class A Preferred Dividend Total                                      0               0               0               0
Class B Preferred Dividends Total                                   686             687             687             755
                                                            -----------     -----------     -----------     -----------
Total Dividend                                              $     5,686     $     9,433     $     8,638     $     7,899

Taxable Income Earned                                       $     5,586     $     8,151     $     8,315     $     7,912
Dividend Pay-Out Ratio for Period                                   102%            116%            104%            100%
Cumulative Dividend Pay-Out Ratio                                   103%            103%            100%             98%

Warrants Outstanding at Period End (expired 12/31/97)                 0         149,466         236,297         272,304

Average Shares Outstanding During Period
Common                                                       14,375,992      14,316,678      12,997,566      11,605,171
Class A Preferred                                                     0               0               0               0
Class B Preferred                                               909,518         909,518         990,725       1,005,515
                                                            -----------     -----------     -----------     -----------
Total                                                        15,285,510      15,226,196      13,988,291      12,610,686

Calculation of "Diluted" Common Shares
Average Common Shares                                        14,375,992      14,316,678      12,997,566      11,605,171
Potential Dilution Due to Warrants                               57,139         130,489         182,137         258,422
Potential Dilution Due to Options                                99,383         177,434         291,227         253,274
                                                            -----------     -----------     -----------     -----------
Total Average "Diluted" Common Shares                        14,532,514      14,624,601      13,470,930      12,116,867

Net Income to Common Shareholders                           $     4,397     $     6,859     $     7,034     $     6,456
Total Average "Diluted" Common Shares                        14,532,514      14,624,601      13,470,930      12,116,867
                                                            -----------     -----------     -----------     -----------
Earnings Per Share ("Diluted")                              $      0.30     $      0.47     $      0.52     $      0.53

Earnings Per Share ("Basic")                                $      0.31     $      0.48     $      0.54     $      0.56

Per Share Ratios (Average Common and Preferred Shares
 Outstanding)
Average Total Assets                                        $    224.19     $    224.68     $    212.58     $    183.09
Average Total Equity                                        $     22.92     $     22.71     $     20.96     $     18.81
Net Interest Income                                         $      0.40     $      0.63     $      0.70     $      0.72
Credit Expenses                                             $      0.03     $      0.06     $      0.06     $      0.06
Operating Expenses                                          $      0.07     $      0.07     $      0.09     $      0.09
Gain/(Loss) on Sale                                         $      0.03     $      0.00     $      0.00     $      0.00
Writedowns                                                  $      0.00     $      0.00     $      0.00     $      0.00
Other Expenses (Income)                                     $      0.00     $      0.00     $      0.00     $      0.00
Equity in Earnings of RWT Holdings, Inc.                    $      0.00     $      0.00     $      0.00     $      0.00
Net Income                                                  $      0.33     $      0.50     $      0.55     $      0.57

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 9  (CONTINUED)                                                                   AT OR
SHARES OUTSTANDING AND PER SHARE DATA                                             FOR YEAR ENDING
                                                            ---------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          DEC. 31,       DEC. 31,        DEC. 31,       DEC. 31,
                                                                1997           1996           1995            1994
                                                            -----------     -----------     ----------     ----------
Common Shares Outstanding at Period End                      14,284,657      10,996,572      5,517,299      1,874,395

Shares Outstanding and Receiving Dividends at Period End
Common (RWT)                                                 14,284,657      10,996,572      5,517,299        208,332
Class A Preferred (converted 9/95)                                    0               0              0      1,666,063
Class B Preferred (RTW-PB)                                      909,518       1,006,250              0              0
                                                            -----------     -----------     ----------     ----------
Total                                                        15,194,175      12,002,822      5,517,299      1,874,395

Common Dividend Declared                                    $     2.150     $     1.670     $    0.460            n/a
Class A Preferred Dividend Declared                                 n/a             n/a     $    0.500     $    0.250
Class B Preferred Dividends Declared                        $     3.020     $     1.141            n/a            n/a

Common Dividend Total                                       $    28,840     $    14,084     $    2,537     $        0
Class A Preferred Dividend Total                                      0               0            833            350
Class B Preferred Dividends Total                                 2,815           1,148              0              0
                                                            -----------     -----------     ----------     ----------
Total Dividend                                              $    31,655     $    15,232     $    3,370     $      350

Taxable Income Earned                                       $    29,964     $    15,168     $    3,832     $      353
Dividend Pay-Out Ratio for Period                                   106%            100%            88%            99%
Cumulative Dividend Pay-Out Ratio                                   103%             98%            89%            99%

Warrants Outstanding at Period End (expired 12/31/97)                 0         412,894      1,665,063      1,666,063

Average Shares Outstanding During Period
Common                                                       13,334,163       7,950,175      2,487,857        208,332
Class A Preferred                                                     0               0        826,185      1,467,748
Class B Preferred                                               953,435         382,155              0              0
                                                            -----------     -----------     ----------     ----------
Total                                                        14,287,598       8,332,330      3,314,042      1,676,080

Calculation of "Diluted" Common Shares
Average Common Shares                                        13,334,163       7,950,175      3,314,042      1,676,080
Potential Dilution Due to Warrants                              191,513         618,618        221,112        240,766
Potential Dilution Due to Options                               154,734         175,391        168,649              0
                                                            -----------     -----------     ----------     ----------
Total Average "Diluted" Common Shares                        13,680,410       8,744,184      3,703,803      1,916,846

Net Income to Common Shareholders                           $    24,746     $    11,537     $    3,155     $      382
Total Average "Diluted" Common Shares                        13,680,410       8,744,184      3,703,803      1,916,846
                                                            -----------     -----------     ----------     ----------
Earnings Per Share ("Diluted")                              $      1.81     $      1.32     $     0.85     $     0.20

Earnings Per Share ("Basic")                                $      1.86     $      1.45     $     0.95     $     0.23

Per Share Ratios (Average Common and Preferred Shares
 Outstanding)
Average Total Assets                                        $    212.54     $    119.99     $    66.57     $    34.85
Average Total Equity                                        $     21.49     $     15.76     $    13.08     $    12.01
Net Interest Income                                         $      2.42     $      2.03     $     1.44     $     0.32
Credit Expenses                                             $      0.21     $      0.20     $     0.15     $     0.00
Operating Expenses                                          $      0.32     $      0.31     $     0.34     $     0.09
Gain/(Loss) on Sale                                         $      0.04     $      0.00     $     0.00     $     0.00
Writedowns                                                  $      0.04     $      0.00     $     0.00     $     0.00
Other Expenses (Income)                                     $      0.00     $      0.00     $     0.00     $     0.00
Equity in Earnings of RWT Holdings, Inc.                    $      0.00     $      0.00     $     0.00     $     0.00
Net Income                                                  $      1.93     $      1.52     $     0.95     $     0.23

PART II   OTHER INFORMATION


Item 1.   Legal Proceedings

          At June 30, 1998, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2.   Changes in Securities

          Not applicable


Item 3.   Defaults Upon Senior Securities

          Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of the Company was held on June 4, 1998.

          (b) The following matters were voted on at the Annual Meeting:

                                                         Votes
                                           --------------------------------
                                              For       Withheld   Excepted
                                           ----------   --------   --------
          1.  Election of Directors
                    Frederick H. Borden    11,072,640    925,927     2,250
                    Nello Gonfiantini      11,069,787    928,780     5,103
                    Mariann Byerwalter     11,063,862    934,705    11,028

                    The following Directors' terms of office continue after the meeting:
                              Thomas C. Brown
                              George E. Bull
                              Dan A. Emmett
                              Thomas F. Farb
                              Douglas B. Hansen
                              Charles J. Toeniskoetter


                                                                   Votes
                                                      ------------------------------
                                                         For       Against   Abstain
                                                      ----------   -------   -------
          2.  Ratification of technical amendments
               to the Company's charter               11,892,173    76,771    29,622



                                                                             Votes
                                                                ------------------------------
                                                                   For       Against   Abstain
                                                                ---------    -------   -------
          3.   Ratification of Coopers & Lybrand L.L.P.
               as the Company's independent
               public accountants for the fiscal
               year ending December 31, 1998                    11,981,482    5,742    11,342

Item 5.        Other Information

               None


Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits
                       Exhibit 11.1 to Part I - Computation of Earnings Per
                         Share for the three and six months ended June 30, 1998 and June 30, 1997.

                    Exhibit 27 - Financial Data Schedule

               (b)  Reports
                       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REDWOOD TRUST, INC.



Dated:  August 10, 1998         By:/s/ Douglas B. Hansen
                                   ---------------------
                                       Douglas B. Hansen
                                       President and Chief Financial Officer
                                       (authorized officer of registrant)



Dated:  August 10, 1998         By:  /s/ Vickie L. Rath
                                     ------------------
                                       Vickie L. Rath
                                       Vice President, Treasurer and Controller
                                       (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBITS




                                                                        Sequentially
      Exhibit                                                             Numbered
       Number                                                               Page
      -------                                                           ------------
        11.1            Computations of Earnings per Share ..................70

        27              Financial Data Schedule .............................72