Form 10-Q
period 1998-09-30
REDWOOD TRUST INC
filed 1998-11-16
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

Class B Preferred Stock ($.01 par value)         909,518 as of November 12, 1998
Common Stock ($.01 par value)                 11,306,556 as of November 12, 1998



================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                         PAGE
PART I. FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements

                      Consolidated Balance Sheets at September 30, 1998 and December 31, 1997 .....        3

                      Consolidated Statements of Operations for the three and nine months ended
                      September 30, 1998 and September 30, 1997 ...................................        4

                      Consolidated Statements of Stockholders' Equity for the three and nine months
                      ended September 30, 1998 ....................................................        5

                      Consolidated Statements of Cash Flows for the three and nine months ended
                      September 30, 1998 and September 30, 1997 ...................................        6

                      Notes to Consolidated Financial Statements ..................................        7

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..........................................................       22


PART II. OTHER INFORMATION

       Item 1. Legal Proceedings ..................................................................       74

       Item 2. Changes in Securities ..............................................................       74

       Item 3. Defaults Upon Senior Securities ....................................................       74

       Item 4. Submission of Matters to a Vote of Security Holders ................................       74

       Item 5. Other Information ..................................................................       74

       Item 6. Exhibits and Reports on Form 8-K ...................................................       74

       SIGNATURES .................................................................................       75

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                             September 30, 1998   December 31, 1997
                                                                             ------------------   -----------------
ASSETS                                                                           (Unaudited)
      Mortgage assets:
          Mortgage loans: held-for-sale                                          $ 1,032,186        $        --
          Mortgage loans: held-for-investment, net                                 1,248,678          1,551,826
          Mortgage securities: trading                                             1,451,636                 --
          Mortgage securities: available-for-sale, net                                 8,066          1,814,796
                                                                                 -----------        -----------
                                                                                   3,740,566          3,366,622

      Cash and cash equivalents:
          Unrestricted                                                                 3,811             24,892
          Restricted                                                                  19,675             24,657
                                                                                 -----------        -----------
                                                                                      23,486             49,549
      Interest rate agreements                                                         2,285              2,100
      Accrued interest receivable                                                     25,050             23,119
      Investment in RWT Holdings, Inc.                                                 7,744                 --
      Due from RWT Holdings, Inc.                                                        776                 --
      Other assets                                                                     2,309              2,807
                                                                                 -----------        -----------
                                                                                 $ 3,802,216        $ 3,444,197
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                                            $ 2,067,166        $ 1,914,525
      Long-term debt, net                                                          1,465,888          1,172,801
      Accrued interest payable                                                         9,152             14,476
      Accrued expenses and other liabilities                                           1,781              2,172
      Dividends payable                                                                  687              5,686
                                                                                 -----------        -----------
                                                                                   3,544,674          3,109,660
                                                                                 -----------        -----------

      Commitments and contingencies (See Note 12)

      STOCKHOLDERS' EQUITY

      Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
          Convertible 909,518 shares authorized, issued and outstanding
          ($28,882 aggregate liquidation preference)                                  26,736             26,736
      Common stock, par value $0.01 per share;
          49,090,482 shares authorized;
          11,832,956 and 14,284,657 issued and outstanding                               118                143
      Additional paid-in capital                                                     287,046            324,555
      Accumulated other comprehensive income                                             321            (10,071)
      Cumulative earnings (losses)                                                       (63)            43,783
      Cumulative distributions to stockholders                                       (56,616)           (50,609)
                                                                                 -----------        -----------
                                                                                     257,542            334,537
                                                                                 -----------        -----------
                                                                                 $ 3,802,216        $ 3,444,197
                                                                                 ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                    September 30,
                                                                 1998             1997            1998             1997
                                                             ------------     ------------    ------------     ------------
INTEREST INCOME
    Mortgage loans: held-for-sale                            $         --     $         --    $         --     $         --
    Mortgage loans: held-for-investment, net                       37,594           19,630          93,308           42,505
    Mortgage securities: trading                                   22,728               --          22,864               --
    Mortgage securities: available-for-sale, net                      776           36,414          51,731          101,188
    Cash and investments                                              460              499           1,298              927
                                                             ------------     ------------    ------------     ------------
    Total interest income                                          61,558           56,543         169,201          144,620

INTEREST EXPENSE
    Short-term debt                                                31,528           40,318          92,812          108,176
    Long-term debt                                                 24,642            5,570          59,623            5,570
                                                             ------------     ------------    ------------     ------------
    Total interest expense                                         56,170           45,888         152,435          113,746

Net interest rate agreements expense                                  247            1,038           3,248            2,472
                                                             ------------     ------------    ------------     ------------

NET INTEREST INCOME                                                 5,141            9,617          13,518           28,402

Provision for credit losses                                          (638)             943             726            2,414
Equity in (earnings) losses of RWT Holdings, Inc.                   1,575               --           2,156               --
Operating expenses                                                  1,029            1,148           3,545            3,530
Other (income) expenses                                                --               --            (139)              --
                                                             ------------     ------------    ------------     ------------
Income before unrealized and realized gains (losses)
     on assets                                                      3,175            7,526           7,230           22,458

Net unrealized and realized gains (losses) on assets              (40,293)              20         (41,016)              20
                                                             ------------     ------------    ------------     ------------
Income (loss) before preferred dividend and change in
     accounting principle                                         (37,118)           7,546         (33,786)          22,478
Less cash dividends on Class B preferred stock                        687              687           2,060            2,129
                                                             ------------     ------------    ------------     ------------
Income (loss) before change in accounting principle               (37,805)           6,859         (35,846)          20,349
Cumulative transition effect of adopting SFAS No. 133
     (See Note 2)                                                 (10,061)              --         (10,061)              --
                                                             ------------     ------------    ------------     ------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS           $    (47,866)    $      6,859    $    (45,907)    $     20,349
                                                             ============     ============    ============     ============

EARNINGS PER SHARE:
    Basic:
    Income (loss) before change in accounting principle      $      (2.85)    $       0.48    $      (2.59)    $       1.57
    Cumulative transition effect of adopting SFAS No. 133    $      (0.76)    $         --    $      (0.73)    $         --
    Net income (loss)                                        $      (3.61)    $       0.48    $      (3.32)    $       1.57

    Diluted:
    Income (loss) before change in accounting principle      $      (2.84)    $       0.47    $      (2.58)    $       1.52
    Cumulative transition effect of adopting SFAS No. 133    $      (0.76)    $         --    $      (0.72)    $         --
    Net income (loss)                                        $      (3.60)    $       0.47    $      (3.30)    $       1.52

Weighted average shares of common stock and common stock
      equivalents:
    Basic                                                      13,247,908       14,316,678      13,823,020       12,983,071
    Diluted                                                    13,311,528       14,624,601      13,915,644       13,416,032



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                Class B
                                            Preferred stock                  Common stock             Additional
                                       --------------------------------------------------------        paid-in
                                          Shares        Amount          Shares         Amount          capital
                                       -----------    -----------     ----------     -----------     -----------
Balance, December 31, 1997                 909,518    $    26,736     14,284,657     $       143     $   324,555
                                       -----------    -----------     ----------     -----------     -----------

Comprehensive income:
    Income (loss) before preferred
    dividend and change in
    accounting principle                        --             --             --              --              --

    Net unrealized loss on
    assets available-for-sale                   --             --             --              --              --


    Total comprehensive income                  --             --             --              --              --

Repurchase of common stock                      --             --       (214,100)             (2)         (4,273)

Dividends declared:
    Class B preferred                           --             --             --              --              --
    Common                                      --             --             --              --              --

                                       -----------    -----------     ----------     -----------     -----------
Balance, March 31, 1998                    909,518    $    26,736     14,070,557     $       141     $   320,282
                                       -----------    -----------     ----------     -----------     -----------

Comprehensive income:
    Income (loss) before preferred
    dividend and change in
    accounting principle                        --             --             --              --              --

    Net unrealized loss on
    assets available-for-sale                   --             --             --              --              --


    Total comprehensive income                  --             --             --              --              --

Issuance of common stock                        --             --         68,676               1           1,587

Repurchase of common stock                      --             --        (60,300)             (1)         (1,182)

Dividends declared:
    Class B preferred                           --             --             --              --              --
    Common                                      --             --             --              --              --

                                       -----------    -----------     ----------     -----------     -----------
Balance, June 30, 1998                     909,518    $    26,736     14,078,933     $       141     $   320,687
                                       -----------    -----------     ----------     -----------     -----------

Comprehensive income:
    Income (loss) before preferred
    dividend and change in
    accounting principle                        --             --             --              --              --

    Reclassification adjustment due
    to adopting SFAS No. 133                    --             --             --              --              --

    Net unrealized loss on
    assets available-for-sale                   --             --             --              --              --


    Total comprehensive income                  --             --             --              --              --

Cumulative transition effect
  of adopting SFAS 133                          --             --             --              --              --

Issuance of common stock                        --             --         29,723               0               3

Repurchase of common stock                      --             --     (2,275,700)            (23)        (33,644)

Dividends declared:
    Class B preferred                           --             --             --              --              --
    Common                                      --             --             --              --              --

                                       -----------    -----------     ----------     -----------     -----------
Balance, September 30, 1998                909,518    $    26,736     11,832,956     $       118     $   287,046
                                       -----------    -----------     ----------     -----------     -----------


                                         Accumulated
                                            other                       Cumulative
                                        comprehensive    Cumulative   distributions to
                                           income         earnings      stockholders        Total
                                         -----------     -----------     -----------     -----------
Balance, December 31, 1997               $   (10,071)    $    43,783     $   (50,609)    $   334,537
                                         -----------     -----------     -----------     -----------

Comprehensive income:
    Income (loss) before preferred
    dividend and change in
    accounting principle                          --           3,137              --           3,137

    Net unrealized loss on
    assets available-for-sale                 (3,014)             --              --          (3,014)
                                                                                         -----------

    Total comprehensive income                    --              --              --             123

Repurchase of common stock                        --              --              --          (4,275)

Dividends declared:
    Class B preferred                             --              --            (687)           (687)
    Common                                        --              --              --               0

                                         -----------     -----------     -----------     -----------
Balance, March 31, 1998                  $   (13,085)    $    46,920     $   (51,296)    $   329,698
                                         -----------     -----------     -----------     -----------

Comprehensive income:
    Income (loss) before preferred
    dividend and change in
    accounting principle                          --             196              --             196

    Net unrealized loss on
    assets available-for-sale                 (4,932)             --              --          (4,932)
                                                                                         -----------

    Total comprehensive income                    --              --              --          (4,736)

Issuance of common stock                          --              --              --           1,588

Repurchase of common stock                        --              --              --          (1,183)

Dividends declared:
    Class B preferred                             --              --            (687)           (687)
    Common                                        --              --          (3,809)         (3,809)

                                         -----------     -----------     -----------     -----------
Balance, June 30, 1998                   $   (18,017)    $    47,116     $   (55,792)    $   320,871
                                         -----------     -----------     -----------     -----------

Comprehensive income:
    Income (loss) before preferred
    dividend and change in
    accounting principle                          --         (37,118)             --         (37,118)

    Reclassification adjustment due
    to adopting SFAS No. 133                  19,457              --              --          19,457

    Net unrealized loss on
    assets available-for-sale                 (1,119)             --              --          (1,119)
                                                                                         -----------

    Total comprehensive income                    --              --              --         (18,780)

Cumulative transition effect
  of adopting SFAS 133                            --         (10,061)             --         (10,061)

Issuance of common stock                          --              --              --               3

Repurchase of common stock                        --              --              --         (33,667)

Dividends declared:
    Class B preferred                             --              --            (687)           (687)
    Common                                        --              --            (137)           (137)

                                         -----------     -----------     -----------     -----------
Balance, September 30, 1998              $       321     $       (63)    $   (56,616)    $   257,542
                                         -----------     -----------     -----------     -----------



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)                                                             Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                       1998            1997            1998            1997
                                                                    -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) available to common stockholders             $   (47,866)    $     6,859     $   (45,907)    $    20,349
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
        Depreciation and amortization                                     7,305           7,738          29,730          18,168
        Provision for credit losses on mortgage assets                     (638)            943             726           2,033
        Equity in earnings of RWT Holdings, Inc.                          1,575              --           2,156              --
        Net unrealized and realized (gains) losses on assets             40,293             (20)         41,016             (20)
        Cumulative effect of adopting SFAS No. 133                       10,061              --          10,061              --
        (Increase) decrease in accrued interest receivable               (3,496)          1,959          (1,931)         (8,322)
        (Increase) decrease in other assets                               3,329          (1,606)            323          (1,340)
        Increase (decrease) in accrued interest payable                  (4,523)          2,063          (5,324)          6,156
        Increase in accrued expenses and other liabilities                 (411)            386            (391)          1,368
                                                                    -----------     -----------     -----------     -----------
            Net cash provided by operating activities                     5,629          18,322          30,459          38,392

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in restricted cash                           1,885         (28,890)          4,982         (28,890)
     Investment in RWT Holdings, Inc., net of dividends received             --              --          (9,900)             --
     Advances to RWT Holdings, Inc., net of cash payments                    55              --            (776)             --
     Purchases of mortgage loans                                       (629,201)       (326,300)     (1,596,673)     (1,047,639)
     Purchases of mortgage securities                                  (135,717)        (43,163)       (366,884)       (911,789)
     Proceeds from sales of mortgage loans                              374,520              --         374,520              --
     Proceeds from sales of mortgage securities                              --          42,023           9,296          42,023
     Principal payments on mortgage loans                               187,432          81,456         475,905         190,985
     Principal payments on mortgage securities                          227,287         170,942         670,218         434,720
     Purchases of interest rate agreements                              (11,898)           (596)        (13,923)         (7,697)
     Proceeds from sales of interest rate agreements                      2,769              --           2,769              --
                                                                    -----------     -----------     -----------     -----------
            Net cash provided by (used in) investing activities          17,132        (104,528)       (450,466)     (1,328,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (repayments on) short-term debt                  131,008        (463,011)        152,641         686,670
     Proceeds from issuance of long-term debt                                --         532,628         635,192         532,628
     Repayments on long-term debt                                      (127,511)        (35,488)       (342,428)        (35,488)
     Net proceeds from issuance of common stock                               3          70,438           1,591         154,528
     Repurchases of common stock                                        (33,667)        (11,029)        (39,125)        (11,029)
     Increase (decrease) in dividends payable - preferred                    --              --              --             (73)
     Dividends paid on common stock                                        (137)         (7,951)         (8,945)        (19,603)
                                                                    -----------     -----------     -----------     -----------
            Net cash provided by (used in) financing activities         (30,304)         85,587         398,926       1,307,633

Net increase (decrease) in cash and cash equivalents                     (7,543)           (619)        (21,081)         17,738

Cash and cash equivalents at beginning of period                         11,354          29,425          24,892          11,068
                                                                    -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period                          $     3,811     $    28,806     $     3,811     $    28,806
                                                                    ===========     ===========     ===========     ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest expense                                 $    60,693     $    43,594     $   157,759     $   107,585
                                                                    ===========     ===========     ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("RWT Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia and the equity interest in RWT Holdings. The Company acquires and manages real estate mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). The Company currently acquires Mortgage Assets that are secured by single-family or commercial real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use other securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets and may sell Mortgage Assets from time to time.


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

During March 1998, the Company acquired an equity interest in RWT Holdings, which acquires, accumulates and sells residential and commercial Mortgage Loans. The Company owns all of the preferred stock and has a non-voting, 99% economic interest in RWT Holdings. As the Company does not own the voting common stock of RWT Holdings or control RWT Holdings, its investment in RWT Holdings is accounted for under the equity method. Under this method, original equity investments in RWT Holdings are recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received.

Certain amounts for prior periods have been reclassified to conform with the 1998 presentation.

ADOPTION OF SFAS NO. 133

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 1998. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type transition adjustment of $10.1 million (loss) in earnings to recognize at fair value the ineffective portion of all interest rate agreements that were previously designated as part of a hedging relationship.

The Company, upon its adoption of SFAS No. 133, also reclassified $1.53 billion mortgage securities from available-for-sale to trading. This reclassification resulted in an $11.9 million reclassification loss adjustment, which was transferred from other comprehensive income to current earnings effective July 1, 1998. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity. Immediately after the adoption of SFAS No. 133 and the reclassification, the Company currently elected to not seek hedge accounting for any of the Company's interest rate agreements.

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

MORTGAGE ASSETS

The Company's Mortgage Assets consist of Mortgage Loans and Mortgage Securities. Interest income is accrued based on the outstanding principal amount of the Mortgage Assets and their contractual terms. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using methods that approximate the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

Mortgage Loans: Held-for-Sale
At September 30, 1998, the Company elected to reclassify certain short-funded Mortgage Loans from held-for-investment to held-for-sale. These Mortgage Loans are carried at the lower of cost or market. Realized and unrealized gains and losses on these loans are recognized in "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Mortgage Loans: Held-for-Investment
Mortgage Loans held-for-investment are carried at their unpaid principal balance, net of unamortized discount or premium and specific credit reserves established for such assets.

Mortgage Securities: Trading
Effective July 1, 1998, concurrent with the adoption of SFAS No. 133, the Company elected to reclassify all of its short-funded Mortgage Securities from available-for-sale to trading. These securities are carried at their estimated fair market value. Realized and unrealized gains and losses on these securities are recognized in "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Mortgage Securities: Available-for-Sale
Prior to the adoption of SFAS No. 133, the Company, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, classified all of its Mortgage Securities as available-for-sale investments as the Company, from time to time, sold some of its Mortgage Securities as part of its overall management of its balance sheet. Effective July 1, 1998, the Company reclassified all of its short-funded Mortgage Securities as trading investments, while all equity-funded Mortgage Securities remained in the available-for-sale classification. Accordingly, all Mortgage Securities classified as available-for-sale are carried at estimated fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Other Comprehensive Income in stockholders' equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity.

Unrealized losses on Mortgage Securities classified as available-for-sale that are considered other-than-temporary, are recognized in income and the carrying value of the Mortgage Security is adjusted. Other-than-temporary unrealized losses are based on management's assessment of various factors affecting the expected cash flow from the Mortgage Securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool and a significant change in the prepayment characteristics of the underlying collateral.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

INTEREST RATE AGREEMENTS

The Company maintains an overall interest-rate risk-management strategy that incorporates the use of derivative interest rate agreements to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility. Interest rate agreements that are used as part of the Company's interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, and options on futures contracts (collectively "Interest Rate Agreements"). On the date an Interest Rate Agreement is entered into, the Company designates the interest rate agreement as
(1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) held for trading ("trading" instruments). Concurrent with the adoption of SFAS No. 133, the Company has elected to designate all of its existing Interest Rate Agreements as trading instruments.

Net premiums on interest rate options are amortized as a component of net interest income over the effective period of the interest rate option using the effective interest method. The income and/or expense related to interest rate options and swaps are recognized on an accrual basis.

Interest Rate Agreements Classified as Trading
Interest Rate Agreements that are designated as trading are not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative trading instruments are reported in current-period earnings in "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Interest Rate Agreements Classified as Hedges
Prior to the July 1, 1998 adoption of SFAS No. 133, the Company utilized various types of Interest Rate Agreements to hedge the interest rate and liquidity risks inherent in its investment and financing strategies.

SFAS No. 119, Disclosure about Derivative Financial Instruments, required the Company to provide certain disclosures concerning its derivative instruments according to a set of prescribed guidelines. The nature of the Company's investment and financing strategies exposes the Company to interest rate risk. As part of its asset/liability management activities, the Company used Interest Rate Agreements to hedge exposures or modify the interest rate characteristics of its balance sheet. Prior to the adoption of SFAS No. 133, under the Company's hedging policy, a specific portfolio of assets and liabilities with similar economic characteristics such as a low life strike, variable interest rate based on a market-sensitive index, similar expected prepayment rate behavior and similar periodic caps, was identified. The hedge instruments were chosen as the ones probable of substantially reducing the interest rate risk being hedged, and a high degree of correlation was maintained on an on-going basis. These hedge instruments were intended to reduce the interest rate risk being hedged by providing income to offset potential reduced net interest income or by protecting against market value fluctuations on the hedged assets or liabilities under certain interest rate scenarios.

Prior to the adoption of SFAS No. 133, Interest Rate Agreements that were hedging available-for-sale Mortgage Securities were carried at fair value with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income in stockholders' equity, consistent with the reporting of unrealized gains and losses on the related securities. Similarly, Interest Rate Agreements that were used to hedge Mortgage Loans, Short-Term Debt or Long-Term Debt were carried at amortized cost. Realized gains and losses from the settlement or early termination of Interest Rate Agreements were deferred and amortized into net interest income over the remaining term of the original Interest Rate Agreement, or, if shorter, over the remaining term of the associated hedged asset or liability, as adjusted for estimated future principal repayments.

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

NET INCOME PER SHARE

Net income per share for the three and nine months ended September 30, 1998 and 1997 is shown in accordance with SFAS No. 128, Earnings Per Share, which was effective for fiscal years ended after December 15, 1997 and requires restatement of prior period earnings per share ("EPS"). Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 1998 and 1997.

(IN THOUSANDS, EXCEPT SHARE DATA)                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     1998            1997              1998            1997
                                                                 ------------     ------------     ------------     ------------
NUMERATOR:
     Numerator for basic and diluted earnings per share--
        Income (loss) before preferred dividend and
          change in accounting principle                         $    (37,118)    $      7,546     $    (33,786)    $     22,478
        Cash dividends on Class B preferred stock                        (687)            (687)          (2,060)          (2,129)
                                                                 ------------     ------------     ------------     ------------
        Income (loss) before change in accounting principle           (37,805)           6,859          (35,846)          20,349
        Cumulative transition effect of adopting SFAS No. 133         (10,061)               0          (10,061)               0
                                                                 ------------     ------------     ------------     ------------
        Basic and Diluted EPS - Income (loss) available
          to common stockholders                                 $    (47,866)    $      6,859     $    (45,907)    $     20,349
                                                                 ============     ============     ============     ============
DENOMINATOR:
     Denominator for basic earnings per share--
        Weighted average number of common shares
          outstanding during the period                            13,247,908       14,316,678       13,823,020       12,983,071
        Net effect of dilutive stock options                           63,620          177,434           92,624          243,410
        Net effect of dilutive stock warrants (a)                           0          130,489                0          189,551
                                                                 ------------     ------------     ------------     ------------
     Denominator for diluted earnings per share--                  13,311,528       14,624,601       13,915,644       13,416,032
                                                                 ============     ============     ============     ============
BASIC:
     Income (loss) before change in accounting principle         $      (2.85)    $       0.48     $      (2.59)    $       1.57
     Cumulative transition effect of adopting SFAS No. 133       $      (0.76)    $       0.00     $      (0.73)    $       0.00
     Net earnings per share                                      $      (3.61)    $       0.48     $      (3.32)    $       1.57
DILUTED:
     Income (loss) before change in accounting principle         $      (2.84)    $       0.47     $      (2.58)    $       1.52
     Cumulative transition effect of adopting SFAS No. 133       $      (0.76)    $       0.00     $      (0.72)    $       0.00
     Net earnings per share                                      $      (3.60)    $       0.47     $      (3.30)    $       1.52

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on assets available-for-sale, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Statement of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity. As of September 30, 1998 and December 31, 1997, the only component of Accumulated Other Comprehensive Income was unrealized gains and losses on assets available-for-sale.

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

Fair Value. The Company uses estimates in establishing fair value for its assets classified as trading, available-for-sale and held-for-sale. Management bases its fair value estimates in part, on third party bid price indications, such as bid indications provided by dealers who make markets in these assets and asset valuations made by collateralized lenders, when such indications are available. Ultimately, all estimates of fair value for assets classified as trading, available-for-sale and held-for-sale are based on management's judgment. The fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. The fair value of all on- and off- balance sheet financial instruments is presented in Notes 3, 6 and 10.

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

NOTE 3.   MORTGAGE ASSETS

At September 30, 1998 and December 31, 1997 Mortgage Assets consisted of the following:

Mortgage Loans: Held-for-Sale

(IN THOUSANDS)                   SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                 ------------------     -----------------
Mortgage Loans, Face                     $1,031,229                      0
Unamortized Discount                        (1,369)                      0
Unamortized Premium                           2,326                      0
                                 ------------------     ------------------
Carrying Value                           $1,032,186                      0
                                 ==================     ==================

At September 30, 1998, the Company elected to reclassify certain short-funded Mortgage Loans from held-for-investment to held-for-sale. These Mortgage Loans are carried at the lower of cost or market. Accordingly, the Company recorded these Mortgage Loans at their market value which was lower than cost. As a result of this reclassification, the Company recognized a lower of cost or market loss adjustment of $6.4 million which is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Mortgage Loans: Held-for-Investment

(IN THOUSANDS)                   SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                 ------------------     ------------------
Mortgage Loans, Face                     $1,234,075             $1,519,837
Unamortized Discount                              0                      0
Unamortized Premium                          17,993                 34,844
                                 ------------------     ------------------
Amortized Cost                            1,252,068              1,554,681
Allowance for Credit Losses                 (3,390)                (2,855)
                                 ------------------     ------------------
Carrying Value                           $1,248,678             $1,551,826
                                 ==================     ==================

During the three months ended September 30, 1998, and prior to the reclassification, the Company sold held-for-investment Mortgage Loans with an amortized cost of $375.7 million. The net realized loss of $1.0 million on this transaction is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

                  Mortgage Securities: Trading

                                            SEPTEMBER 30, 1998                           DECEMBER 31, 1997
                             -------------------------------------------     -----------------------------------------
(IN THOUSANDS)                  AGENCY       NON-AGENCY        TOTAL           AGENCY       NON-AGENCY       TOTAL
                             -----------     -----------     -----------     -----------    -----------    -----------
Mortgage Securities, Face    $   677,995     $   764,579     $ 1,442,574               0              0              0
Unamortized Discount                  (5)         (1,267)         (1,272)              0              0              0
Unamortized Premium                6,949           3,385          10,334               0              0              0
                             ===========     ===========     ===========     ===========    ===========    ===========
Carrying Value               $   684,939     $   766,697     $ 1,451,636               0              0              0
                             ===========     ===========     ===========     ===========    ===========    ===========

Effective July 1, 1998, the Company elected to reclassify all of its short-funded Mortgage Securities from available-for-sale to trading (see Note
2). As a result of this reclassification, the Company recognized an $11.9 million reclassification loss adjustment (gross gains of $0.4 million, gross losses of $12.3 million), which was transferred from other comprehensive income to current earnings effective July 1, 1998. Additionally, for the three months ended September 30, 1998, the Company recognized a mark-to-market loss of approximately $14.6 million on Mortgage Securities classified as trading. The entire unrealized loss of $26.5 million is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Mortgage Securities: Available-for-Sale

                                     SEPTEMBER 30, 1998                      DECEMBER 31, 1997
                               ---------------------------     -------------------------------------------
(IN THOUSANDS)                 NON-AGENCY         TOTAL          AGENCY        NON-AGENCY         TOTAL
                               -----------     -----------     -----------     -----------     -----------
Mortgage Securities, Face      $    18,209     $    18,209     $   953,937     $   825,438     $ 1,779,375
Unamortized Discount                (9,027)         (9,027)           (174)        (12,268)        (12,442)
Unamortized Premium                      0               0          32,722          18,606          51,328
                               -----------     -----------     -----------     -----------     -----------
Amortized Cost                       9,182           9,182         986,485         831,776       1,818,261
Allowance for Credit Losses         (1,436)         (1,436)              0          (2,076)         (2,076)
Gross Unrealized Gains                 801             801           2,598           3,984           6,582
Gross Unrealized Losses               (481)           (481)         (4,286)         (3,685)         (7,971)
                               ===========     ===========     ===========     ===========     ===========
Carrying Value                 $     8,066     $     8,066     $   984,797     $   829,999     $ 1,814,796
                               ===========     ===========     ===========     ===========     ===========

During the first quarter of 1998, the Company sold for $9.3 million available-for-sale Mortgage Securities with a carrying value of $9.3 million. Net gains on sales for the three and nine months ended September 30, 1998 totaled $0 and $5,689 (gross gains of $5,689 and gross losses of $0). The net realized gain of $5,689 for the nine months ended September 30, 1998 is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Also during the first quarter of 1998, the Company recognized a $0.7 million loss on the write-down of certain Mortgage Securities. The net realized loss of $0.7 million for the nine months ended September 30, 1998 is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

At September 30, 1998 and December 31, 1997, all investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgages on residential properties. The hybrid mortgages have an initial fixed coupon rate of three to seven years followed by annual adjustments. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At September 30, 1998 and December 31, 1997, the average annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 7.32% and 6.86%, respectively, based on the amortized cost of the assets. The coupons on 79% of the mortgage securities and loans owned by the Company are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) while another 20% are not limited by such periodic caps. The coupons on the remaining 1% of mortgage securities and loans owned by the Company are on fixed-rate mortgages that do not adjust. Most of the coupons on the adjustable-rate mortgage securities and loans owned by the Company are limited by lifetime caps. At September 30, 1998 and December 31, 1997, the weighted average lifetime cap was 11.74% and 12.08%, respectively.

NOTE 4.   ALLOWANCE FOR CREDIT LOSSES

The following table summarizes Allowance for Credit Losses activity for the three and nine months ended September 30:

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
(IN THOUSANDS)                     1998        1997        1998        1997
                                  -------     -------     -------     -------
Balance at beginning of period    $ 5,784     $ 3,580     $ 4,931     $ 2,180
Provision for credit losses          (638)        943         726       2,414
Charge-offs                          (320)        (67)       (831)       (138)
                                  -------     -------     -------     -------
Balance at end of period          $ 4,826     $ 4,456     $ 4,826     $ 4,456
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

The components of the Bond Collateral at September 30, 1998 and December 31, 1997 are summarized as follows:

(IN THOUSANDS)                            SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                          ------------------   -----------------
Mortgage loans                                $1,486,626          $1,191,487
Restricted cash and cash equivalents              19,675              24,657
Accrued interest receivable                        8,846               7,401
                                              ==========          ==========
                                              $1,515,147          $1,223,545
                                              ==========          ==========

 For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.


NOTE 6.   INTEREST RATE AGREEMENTS

The amortized cost and carrying value of the Company's Interest Rate Agreements at September 30, 1998 and December 31, 1997 are summarized as follows:

Interest Rate Agreements Classified as Trading:

(IN THOUSANDS)                   SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                 -------------------    -------------------
Carrying Value                               $2,285                     $0
                                 ===================    ===================

On July 1, 1998, as a result of adopting SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type transition adjustment of $10.1 million loss in earnings to recognize at fair value the ineffective portion of Interest Rate Agreements that were previously designated as part of a hedging relationship (see Note 2). This loss is reflected on the Consolidated Statements of Operations as Cumulative Transition Effect of Adopting SFAS No. 133. Approximately $7.6 million of this transition adjustment was transferred from other comprehensive income to current earnings.

During the three months ended September 30, 1998, the Company recognized unrealized mark-to-market gains of $2.5 million and realized losses of $8.9 million on interest rate agreements. The entire net loss of $6.4 million is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Interest Rate Agreements Classified as Hedges:

(IN THOUSANDS)                   SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                 -------------------    -------------------
Amortized Cost                                   $0                $10,781
Gross Unrealized Gains                            0                    650
Gross Unrealized Losses                           0                (9,331)
                                 -------------------    -------------------
Carrying Value                                   $0                $ 2,100
                                 ===================    ===================

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments at September 30, 1998 and December 31, 1997.

                                    NOTIONAL AMOUNTS                        CREDIT EXPOSURE (a)
(IN THOUSANDS)            SEPTEMBER 30, 1998   DECEMBER 31, 1997    SEPTEMBER 30, 1998   DECEMBER 31, 1997
                          ------------------   -----------------    ------------------   -----------------
Interest Rate Options          $3,720,200          $4,862,200          $        0          $        0
Interest Rate Swaps               490,000             473,000               9,039              12,392
Interest Rate Futures                   0              58,000                   0                  46
                               ==========          ==========          ==========          ==========
Total                          $4,210,200          $5,393,200          $    9,039          $   12,438
                               ==========          ==========          ==========          ==========

(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

Interest Rate Options, which include caps, floors, call and put corridors, options on futures and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. Interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Call (put) corridors will cause the Company to incur a gain (loss) to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a call or put corridor is established at the time of the transaction by establishing minimum and maximum index rates. The Company will receive cash on the options on futures if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. Swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The Company's credit risk on the Options is limited to the carrying value of the Options agreements.

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


NOTE 7.   INVESTMENT IN RWT HOLDINGS, INC.

RWT Holdings was incorporated in Delaware on February 13, 1998 and commenced operations on April 1, 1998. RWT Holdings originates, acquires, accumulates and sells residential and commercial real estate mortgage loans through the operations of its three start-up businesses. Redwood Financial Services provides mortgage loan portfolio management and disposition services to banks and thrifts. Redwood Commercial Funding, Inc. originates and services high-quality, small-balance commercial real estate mortgages. Redwood Residential Funding, Inc. acquires, aggregates, and sells A-quality jumbo residential mortgages through its wholesale correspondent operations.

The Company owns 100% of the non-voting preferred stock of RWT Holdings, which represents a 99% equity interest. As such, the Company records its investment in RWT Holdings using the equity method. Under this method, original equity investments in RWT Holdings are recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received.

The Company incurs some of the operating expenses of RWT Holdings, including personnel and related expenses, subject to full reimbursement by RWT Holdings. At September 30, 1998, amounts due to the Company from RWT Holdings for operating expenses totaled $776,079.

RWT Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, RWT Holdings pays the Company credit support fees on borrowings subject to this arrangement. At September 30, 1998, there were no amounts due to the Company from RWT Holdings for credit support fees.

Under a revolving credit facility arrangement, the Company may loan funds to RWT Holdings on an unsecured basis. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At September 30, 1998, there were no outstanding loans to RWT Holdings.

Summarized financial information for RWT Holdings is presented below.

(IN THOUSANDS)           CONSOLIDATED BALANCE SHEET

                                                  SEPTEMBER 30, 1998
                                                  ------------------
ASSETS                                               (Unaudited)
     Cash and cash equivalents                        $ 8,367
     Accrued interest receivable                           21
     Fixed assets and leasehold improvements              423
     Other assets                                          31
                                                      =======
                                                      $ 8,842
                                                      =======
LIABILITIES
     Due to Redwood Trust, Inc.                       $   776
     Accrued expenses                                     224
     Other liabilities                                     20
                                                      -------
                                                        1,020
                                                      -------
STOCKHOLDERS' EQUITY
     Preferred stock                                    9,900
     Common stock                                          --
     Additional paid-in capital                           100
     Retained earnings                                 (2,178)
                                                      -------
                                                        7,822
                                                      =======
                                                      $ 8,842
                                                      =======


(IN THOUSANDS)     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
                                      ------------------   ------------------
INTEREST INCOME:
     Mortgage loans                         $     0           $ 2,779

     Cash and investments                       131               188
                                            -------           -------
                                                131             2,967
INTEREST EXPENSE:
     Short-term debt                              0             2,503
     Credit support fees                          0               139
     Note from Redwood Trust, Inc.                0                15
                                            -------           -------
                                                  0             2,657
                                            -------           -------
NET INTEREST INCOME                             131               310
Net gain on sale transactions                     0                22
                                            -------           -------
NET REVENUES                                    131               332
Operating expenses                            1,721             2,510
                                            =======           =======
NET INCOME (LOSS)                           $(1,590)          $(2,178)
                                            =======           =======


NOTE 8.   SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets.

At September 30, 1998, the Company had $2.1 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.74% and a weighted average remaining maturity of 73 days. This debt was collateralized with $2.1 billion of Mortgage Assets. At December 31, 1997, the Company had $1.9 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 6.00% and a weighted average remaining maturity of 64 days. This debt was collateralized with $2.0 billion of Mortgage Assets.

At September 30, 1998 and December 31, 1997, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)                   SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                 -------------------    -------------------
Within 30 days                           $1,075,101            $   823,545
30 to 90 days                               218,997                533,543
Over 90 days                                773,068                557,437
                                 -------------------    -------------------
Total Short-Term Debt                    $2,067,166             $1,914,525
                                 ===================    ===================

The average balance of Short-Term Debt for both the three and nine months ended September 30, 1998 was $2.1 billion with a weighted average interest cost of 5.93% and 5.86%, respectively. For the three and nine months ended September 30, 1997, the average balance of Short-Term Debt was $2.7 billion and $2.5 billion with a weighted average interest cost of 5.98% and 5.83%, respectively. The maximum balance outstanding during the nine months ended September 30, 1998 and 1997 was $2.5 billion and $3.1 billion, respectively.


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

The components of the Long-Term Debt at September 30, 1998 and December 31, 1997 along with selected other information are summarized below:

(IN THOUSANDS)                                            SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                         ---------------------     ---------------------
Long-Term Debt                                                     $1,463,578                $1,170,709
Unamortized premium on Long-Term Debt                                   6,450                     5,795
Deferred bond issuance costs                                           (4,140)                   (3,703)
                                                         ---------------------     ---------------------
     Total Long-Term Debt                                          $1,465,888                $1,172,801
                                                         =====================     =====================

Range of weighted-average interest rates, by series            6.02% to 6.59%            6.06% to 6.50%
Stated maturities                                                 2017 - 2029               2024 - 2029
Number of series                                                            3                         2

 For the three and nine months ended September 30, 1998, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.46% and 6.44%, respectively. For the three and nine months ended September 30, 1997, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of deferred bond issuance costs and other related expenses was 6.28% and 6.21%, respectively. At September 30, 1998 and December 31, 1997, interest payable on Long-Term Debt was $4.9 million and $2.6 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

NOTE 10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 1998 and December 31, 1997. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

(IN THOUSANDS)                                         SEPTEMBER 30, 1998                 DECEMBER 31, 1997
                                                 -------------------------------     -------------------------------
                                                 CARRYING VALUE     FAIR VALUE       CARRYING VALUE    FAIR VALUE
                                                 ---------------- --------------     --------------- ---------------
Assets
      Mortgage Loans: held-for-sale                   $1,032,186      $1,037,933                  0               0
      Mortgage Loans: held-for-investment             $1,248,678      $1,245,805         $1,551,826      $1,552,585
      Mortgage Securities: trading                    $1,451,636      $1,451,636                  0               0
      Mortgage Securities: available-for-sale             $8,066          $8,066         $1,814,796      $1,814,796
      Interest Rate Agreements                            $2,285          $2,285             $2,100          $1,522
Liabilities
      Long-Term Debt                                  $1,465,888      $1,464,947         $1,172,801      $1,172,938

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.


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

As of September 30, 1998 and December 31, 1997, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At September 30, 1998 and December 31, 1997, there were 909,518 shares of the Preferred Stock outstanding.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. At September 30, 1998 and December 31, 1997, 628,286 and 1,158,404 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At September 30, 1998 and December 31, 1997, 379,315 and 354,265 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. For the three and nine months ended September 30, 1998, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $0 and $55,222, respectively. For the three and nine months ended September 30, 1997, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $119,436 and $366,239, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of the Company's Plan for the three and nine months ended September 30 is presented below.

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1998                   SEPTEMBER 30, 1998
                                                 ---------------------------------    ---------------------------------
                                                                    WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                                                    SHARES          EXERCISE PRICE       SHARES           EXERCISE PRICE
                                                 -------------       -------------    -------------       -------------
Outstanding options at beginning of period           1,196,040           $   27.01          840,644           $   29.79
   Options granted                                     218,495           $   15.67          571,447           $   18.71
   Options exercised                                   (29,723)          $    0.11          (29,723)          $    0.11
   DERs earned                                               0           $    0.00            2,444           $    0.00
                                                 -------------                        -------------
Outstanding options at end of period                 1,384,812           $   25.81        1,384,812           $   25.81
                                                 =============                        =============

STOCK PURCHASE WARRANTS
The Warrants expired on December 31, 1997. Each Warrant entitled the holder to purchase 1.000667 shares of the Company's Common Stock at an exercise price of $15.00 per share.

STOCK REPURCHASES
On September 11, 1997, the Company's Board of Directors approved the repurchase of up to 1,455,000 shares of the Company's Common Stock. On August 6, 1998, the Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's Common Stock. As of September 30, 1998 the Company had repurchased 3,390,100 shares of the Company's Common Stock pursuant to the repurchase program. As of September 30, 1998, 64,900 shares of Common Stock were available for repurchase.

DIVIDENDS
During the nine months ended September 30, 1998, the Company declared the following dividends:

                                                                            DIVIDENDS PER SHARE
                                                       TOTAL        ---------------------------------------
  DECLARATION        RECORD          PAYABLE         DIVIDENDS           CLASS B              COMMON
     DATE             DATE            DATE         (IN THOUSANDS)    PREFERRED STOCK          STOCK
----------------  -------------  --------------   ---------------   -----------------     ---------------
    8/6/98          9/30/98         10/21/98           $  687             $0.755                -
    7/27/98          8/6/98          8/21/98           $  138               -                 $0.010
    6/4/98          6/30/98          7/21/98           $  687             $0.755                -
    4/27/98          5/7/98          5/21/98           $3,809               -                 $0.270
    3/11/98         3/31/98          4/21/98           $  687             $0.755                -


Under the Internal Revenue Code of 1986, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year. Therefore, the dividend declared in December 1997 that was paid in January 1998 is considered taxable income to shareholders in the year declared. The Company's dividends are not eligible for the dividends received deduction for corporations.


NOTE 12.   COMMITMENTS AND CONTINGENCIES

At September 30, 1998, the Company had entered into commitments to sell $726.7 million in face value of hybrid Mortgage Loans for settlement in October and November 1998.

At September 30, 1998, the Company is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1998 - $63,794; 1999 through 2000 - $311,528; 2001 - $122,625.


NOTE 13.   SUBSEQUENT EVENTS

On October 1, 1998, the Company's Board of Directors authorized the repurchase of additional shares of its Common Stock pursuant to its stock repurchase program. The maximum number of additional shares authorized for repurchase under this new program is 2,000,000. During October 1998, pursuant to its stock repurchase program (see Note 11), the Company repurchased 526,400 shares of the Company's Common Stock for $7.1 million.

On October 26, 1998, RWT Holdings was capitalized with an additional $10 million in cash which consisted of a $9.9 million contribution by the Company and a $0.1 million contribution by the common stockholders of RWT Holdings.

During October and November, the Company sold $666.8 million in face value of hybrid Mortgage Loans resulting in a net gain of $4.6 million.

On November 9, 1998, the Company declared a $0.755 cash dividend per preferred share for the fourth quarter of 1998 payable on January 21, 1999 to preferred shareholders of record on December 31, 1998.

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

COMPANY OVERVIEW

Redwood Trust, Inc. is a real estate finance company providing capital market funding to the high quality segments of the residential and commercial mortgage markets.

The Company consists of a real estate investment trust and consolidated subsidiaries ("Redwood REIT") and a preferred stock equity interest in RWT Holdings, Inc. ("Holdings"), a non-consolidated, taxable affiliate. References to "the Company" exclude the operations and balance sheet of Holdings except to the extent they are reflected on the one line item of the Company's income statement and balance sheet related to its investment in Holdings.

Redwood REIT's business is mortgage portfolio spread lending. Portfolio operations earn net income to the extent that the interest earned from the mortgage portfolio exceeds the cost of borrowed funds, hedging, credit loss expenses and operating expenses. With a REIT tax election, Redwood REIT pays no corporate income tax to the extent it distributes its taxable income as dividends and meets certain other federal REIT qualifying conditions.

Holdings originates, acquires, accumulates and sells residential and commercial mortgage loans. Holdings' operations earn net income to the extent that gains on loans sold, fee income generated, and net interest income earned on loans held for sale exceed operating expenses, hedging expenses and taxes. Due to the start-up nature of its activities, Holdings is expected to report a loss for 1998 and the first half of 1999.

In the third quarter of 1998, the Company adopted FAS 133 and moved to mark-to-market and lower-of-cost or market accounting for many of its assets. As discussed herein and in the Notes to the Consolidated Financial Statements, the Company took a significant charge to earnings as a result of these changes in accounting policies and methodologies. Most of this charge was a non-cash accounting adjustment which has no direct effect on the Company's capital, liquidity or cash flow.

FINANCIAL CONDITION

The Company's earning assets of $3.76 billion at September 30, 1998 and $3.42 billion at December 31, 1997 consisted of "A"-quality residential mortgage loans, residential mortgage securities mostly rated AAA and AA, and cash. The Company also has investments in net working capital, fixed assets and Holdings. All these assets were funded with collateralized short-term debt, collateralized long-term debt, and the Company's preferred and common equity.

Collateralized short-term debt is the least expensive form of financing for the Company. Due to the necessity of rolling over this short-term debt on a frequent basis, however, the use of this debt potentially subjects the Company to certain liquidity risks. In particular, should the market value of pledged collateral decline, the Company could be forced to advance funds or liquidate the collateral. In addition, the availability, cost, and terms of short-term debt can change over time. Such changes may effect the Company's liquidity reserve and its profitability. Due to potential liquidity risks, the Company generally seeks to hold cash balances and some mortgage assets on an unleveraged basis as a "liquidity capital cushion" available for delivery to meet potential margin calls. As a result of this need to hold a cushion of liquidity, short-term debt is relatively capital inefficient.

Over the last year, the Company has undertaken a program of replacing short-term debt with long-term debt. While this increases the Company's cost of funds, it reduces liquidity risk. At September 30, 1998, the majority of the debt utilized by the Company was long-term debt (after giving effect to the reduction of short-term debt that was accomplished in the fourth quarter following the closing of $726.7 million of sale transactions committed to in the third quarter). When issuing this long-term debt, the Company contributes mortgage loans or securities to a trust that is separate from the Company. The trust issues amortizing long-term debt (or its functional equivalent), thereby funding these mortgage assets and replacing associated short-term debt. This long-term debt is non-recourse to the Company. In many instances, the debt is callable by the Company approximately two to six years from issue.

The Company typically retains an equity-like interest in the debt-issuance trust; the Company generically calls these retained interests "mortgage equity interests". Through the retention of these interests, the Company typically continues to earn the spread income from the trust's assets and liabilities; the Company also continues to assume much of the credit risk of the debt-issuance trust's mortgages and some of the associated interest rate risk and prepayment risk. Liquidity risk is generally eliminated for the Company. The Company's total potential capital "at risk" in these trusts is generally limited to its basis in its retained mortgage equity interests, which typically is equal to 1% to 7% of the debt-issuance trust's assets. Although long-term debt financing is costly, it is relatively capital efficient.

Depending on the structure of the debt-issuance transaction, the assets and liabilities of trusts formed to issue long-term debt may be consolidated onto the Company's balance sheet. This consolidation of non-recourse trusts increases the apparent size of the Company's balance sheet and thus increases its apparent leverage ratios.

The Company's balance sheet at September 30, 1998 consisted of $3.80 billion of assets, $1.47 billion of long-term debt, $2.07 billion of short-term debt, and $0.26 billion of equity. The equity-to-assets ratio on this basis was 6.77%.

After subtracting loans which the Company had committed to sell as of September 30, 1998 and short-term debt associated with these loans, the Company's pro-forma balance sheet consisted of $3.08 billion of assets, $1.47 billion of long-term debt, $1.34 billion of short-term debt, and $0.26 billion of equity. The equity-to-assets ratio on this basis was 8.38%.

On an "at-risk" basis (i.e., after subtracting loan sale commitments and de-consolidating the assets and liabilities of non-recourse debt-issuance trusts), the Company's pro-forma balance sheet as of September 30, 1998 included total assets of $1.60 billion, mortgage equity interests of $0.06 billion, no long-term liabilities, short-term liabilities of $1.34 billion, and total equity of $0.26 billion. The Company's effective equity-to-assets ratio as measured on this basis was 16.04%.

MORTGAGE LOANS: SUMMARY

At September 30, 1998, the Company owned 7,299 residential mortgage loans with a principal value of $2.27 billion. These loans were carried on the Company's balance sheet at a net amount of $2.28 billion, or 100.7% of principal value. The estimated bid-side market value of these loans was $2.28 billion, or 100.8% of principal value.

At December 31, 1997, the Company owned 5,041 mortgage loans with a principal value of $1.52 billion. These loans were carried on the Company's balance sheet at a net amount of $1.55 billion, or 101.1% of principal value. The estimated bid-side market value of these loans was $1.55 billion, or 101.2% of principal value.

The Company acquired all of these loans from banks, thrifts, mortgage origination companies or in the secondary market for mortgage loans. All of these loans are first-lien residential loans that were originated with "A"-quality loan standards.

During the third quarter of 1998, the Company's mortgage loan balance sheet value increased from $2.22 billion to $2.28 billion. This was the net result of loan acquisitions of $629.2 million, loan sales of $375.5 million, net premium amortization of $3.0 million, a reversal of $0.6 million of net credit expenses, principal repayments of $187.4 million, and mark-to-market adjustments of negative $6.3 million.

From December 31, 1997 to September 30, 1998, the Company's reported mortgage loan balance increased $729.0 million, from $1.55 billion to $2.28 billion. This was the net result of loan acquisitions of $1.60 billion, loan sales of $375.5 million, net premium amortization of $9.1 million, net credit expenses of $0.6 million, principal repayments of $476.0 million, and mark-to-market adjustments of negative $6.3 million.

Prior to September 30, 1998, the Company committed to sell $726.7 million in principal value of Hybrid mortgage loans. Hybrid mortgage loans have an initial fixed-rate coupon period ranging from three to ten years. After the fixed-rate period, Hybrid loan coupons adjust to market conditions in a manner similar to adjustable-rate mortgages ("ARMs").

Hybrid loans sales of $666.8 million (representing $726.7 million of sale commitments adjusted for prepayments and loan transaction fall-out) were completed in October and November of 1998, resulting in a realized gain-on-sale of $4.6 million for the fourth quarter of 1998. The bulk of the proceeds from these sales were used to retire short-term debt. At September 30, 1998, after subtracting loans committed for sale, the Company owned $1.54 billion principal value of mortgage loans carried on the balance sheet at $1.55 billion, or 100.9% of principal value. The estimated bid-side market value of these loans was $
1.55 billion, or 100.7% of principal value.

MORTGAGE LOANS: FINANCING
At September 30, 1998, mortgage loans with a principal value of $1.47 billion were owned by trusts, separate from the Company, formed to issue long-term debt under the Company's "Sequoia" financing program. Associated long-term debt totaled $1.47 billion. These assets and liabilities, although owned by these trusts, were consolidated on the Company's balance sheet at September 30, 1998. The Company's retained interests in these trusts (mortgage equity interests) had a book value of $46.5 million at September 30, 1998. Mortgage equity interests owned by the Company are funded with equity.

The remainder of the loan portfolio was financed with short-term debt and equity. After giving effect to committed sales, the Company owned $67.3 million principal value of loans that were not funded with long-term debt at September 30, 1998. The reported value of these assets was $66.6 million, or 98.9% of face value. The estimated bid-side market value of these loans was $66.9 million, or 99.4% of principal value.

At December 31, 1997, mortgage loans with a principal value of $1.17 billion were owned by trusts under the Sequoia long-term debt-financing program. The Sequoia mortgage equity interests had a book value of $49.3 million at December 31, 1997. The remainder of the loan portfolio ($353.8 million of principal value) was financed with short-term debt and equity.

MORTGAGE LOANS: INTEREST RATE CHARACTERISTICS
Of the $1.54 billion in principal value of loans the Company owned at September 30, 1998 (after giving effect to committed sales), $852.6 million principal value (55.4%) were ARMs and $686.0 million principal value (44.6%) were Hybrid mortgage loans.

Mortgage loans financed through Sequoia Mortgage Trust 1 and Sequoia Mortgage Trust 2 totaled $854.7 million in principal value. The bulk of these loans were ARMs; Hybrid loans represented $37.3 million, or 4.4%, of Trust 1 and 2 assets as of September 30, 1998. The associated long-term debt is adjustable-rate; the cost of funds adjusts with changes in one-month LIBOR, one-year Treasury, and Fed Funds rates. Some of the interest rate risks of the loans (for instance, the life cap) have effectively been passed on to the bondholders. The adjustment frequency and indices of the loans and the debt do not match exactly, so the cash flow spread the Company earns from this portfolio through its ownership of the mortgage equity interests of these trusts may vary. In addition, amortization expenses may vary and will tend to increase as prepayment rates increase. These risks of spread variation should be offset to some degree by the Company's hedging program.

Hybrid mortgage loans financed under Sequoia Mortgage Trust 3 totaled $616.6 million in principal value at September 30, 1998. The associated long-term debt is fixed-rate for approximately the same period for which the loans are fixed-rate. When the coupon rate on the mortgages becomes adjustable (approximately December 2002), the cost of the long-term debt does as well. The cash flow spread the Company earns from this portfolio should be relatively constant through the fixed-rate period, although amortization expenses may vary.

Of the loans financed with short-term debt and not committed for sale as of September 30, 1998, $35.2 million principal value had adjustable-rate coupons adjusting to new coupon values every one, six or twelve months and $32.2 million were Hybrids with remaining fixed-rate coupon periods of 1 to 7 years. The cost of the associated short-term financing typically varies monthly as a function of interest rates and market conditions. Until these loans are sold, the Company retains interest-rate mismatch risk on these loans. These risks should be offset to some degree by the Company's hedging program.

As of December 31, 1997, the majority of loans (96.4%) owned by the Company were ARMs and the rest (3.6%) were Hybrids. Long-term issued debt through Sequoia Mortgage Trusts 1 and 2 funded 76.7% or $1.17 billion of principal value of loans, including $53.9 million of Hybrid loans. The remaining loans, 23.3% or $354.6 million, were funded with short-term debt.

MORTGAGE LOANS: MARKET VALUE ADJUSTMENTS
At September 30, 1998, the Company adopted "lower-of-cost-or-market" or "LOCOM" accounting for $1.03 billion principal value of loans for which the Company does not currently expect to have a long-term holding period. LOCOM loans included loans committed for sale at September 30, 1998, short-term funded loans, and the $237.1 million principal value of loans in Sequoia Mortgage Trust 1. The Sequoia 1 debt will most likely become callable by the Company in the first half of 1999; the Company may call the debt and sell the loans at that time. All LOCOM loans are shown on the Company's balance sheet as "Mortgage Loans:
Held-For-Sale".

Under LOCOM accounting, the Company includes as part of its quarterly earnings the unrealized change in the market value of these assets during the quarter. The recognition of unrealized gains and losses in earnings results in a change in the carrying value (the premium and discount balances) of the LOCOM assets on the Company's balance sheet. The recognition of unrealized gains can be limited, however, as LOCOM assets cannot be written up to a higher value than their historical amortized cost.

In accordance with accounting principles, the Company does not carry a credit reserve for LOCOM loans. Instead, any credit impairment issues with these loans are reflected in a lower market value for the loans and an adjustment to earnings through the "Net unrealized gains and losses on assets" account rather than the `Credit provisions" account.

At September 30, 1998, the $1.03 billion principal value of "Mortgage Loans:
Held-for-Sale" was carried on the Company's books at $1.03 billion, or 100.1% of principal value. These assets had an unamortized premium balance of $2.3 million and an unamortized discount balance of $1.4 million. At September 30, 1998, the estimated bid-side market value for these assets was $1.04 billion, or 100.7% of principal value. The estimated bid-side market value of these assets may at times differ from the reported value as the LOCOM accounting principles do not allow for assets to be written up to a value in excess of their amortized cost.

At September 30, 1998, the Company owned $1.23 billion principal value of "Mortgage Loans: Held for Investment" loans accounted for at historical amortized cost for income statement and balance sheet purposes. The mortgage loans in this category were carried on the Company's balance sheet at September 30, 1998 at an amortized cost before credit reserves of 101.5% of principal value, representing an unamortized premium balance of $18.0 million and no discount balance. For these loans, the Company establishes a credit reserve in anticipation of potential credit losses. The credit reserve for these loans was $3.4 million as of September 30, 1998. The net carrying value of these loans was thus 101.2% of principal value. All these loans are funded with long-term debt in Sequoia Mortgage Trusts 2 and 3. Unrealized market value fluctuations are not recognized in earnings but a realized gain or loss could eventually be recognized should Company call the long-term debt in a few years and sell the loans. The estimated quarter-end bid-side market value of these loans was $1.25 billion or 101.0% of principal value.

At December 31, 1997 all loans, totaling $1.52 billion of principal value, were accounted for as Held for Investment and as such were accounted for at historical amortized cost. The loans had a reported value of $1.55 billion, or 102.1% of principal value and an estimated bid-side market value of $1.55 billion, or 102.2% of principal value.

MORTGAGE LOANS: PREPAYMENT RATE CHARACTERISTICS
As the Company receives principal payments on its mortgage loan portfolio, it amortizes its mortgage premium and discount balances as well as the premium and discount balances associated with long-term debt that is retired with mortgage loan principal receipts. The net value of all these amortizing accounts at September 30, 1998 was an effective premium of $17.3 million. This will be amortized as a net expense over time.

One common measure of principal prepayments is the conditional prepayment rate ("CPR"). The CPR measures how much principal prepaid in a period, expressed as a percentage of the remaining, unamortized principal balance at the beginning of that period. This percentage is stated as an annualized number. The Company's adjustable-rate mortgage loans prepaid at a CPR of 22%, 28% and 27% in the first, second, and third quarters of 1998, respectively. The Company acquired a material volume of Hybrid loans for the first time in the third quarter of 1998; these loans prepaid in the third quarter at a CPR of 18%. The weighted average CPR for all Company mortgage loans was 22%, 28%, and 23% in the first, second, and third quarters of 1998, respectively.

Thus far in 1998, ARM prepayments have accelerated beyond historical averages due to falling interest rates, a flatter interest rate yield curve, a strong housing market, and other factors. Hybrid prepayments have been fast, especially given that these loans are newly originated, for similar reasons.

MORTGAGE LOANS: LOAN CHARACTERISTICS
As verified by its re-underwriting process, the Company believes that its mortgage loans owned as of September 30, 1998 and December 31, 1997 were generally originated to "A", or "Prime" quality, underwriting standards. All of the Company's loans in portfolio through September 30, 1998 have been residential mortgage loans.

At September 30, 1998, the average loan size was $310,000. Loans with current balances less than $227,150 (the FNMA/FHLMC 1998 conventional loan balance limit for most loans) made up 12.6% of the principal balance of the Company's mortgage loan portfolio, while loans with current balances in excess of $500,000 made up 25.9% of the portfolio. Loans on owner-occupied houses made up 93.7% of the principal balance of the Company's loans. Second homes and investment properties represented 4.9% and 1.4% of the portfolio, respectively. As of September 30, 1998, the average seasoning of the loan portfolio was 15 months.

The average original loan-to-value ratio ("OLTV") for the Company's loan portfolio was 74.6% as of September 30, 1998. At September 30, 1998, 24.3% of mortgage loans had an OLTV in excess of 80%. Of these, 97.3% had either primary mortgage insurance ("PMI") or additional collateral in the form of pledged accounts. After giving effect to PMI and additional collateral, the average effective OLTV was 68.0%.

At September 30, 1998, 43.9% of the mortgage loans owned by the Company were on properties located in California (24.7% in Northern California and 19.2% in Southern California). Loans on properties located in Florida were 5.5%, loans on properties in New York were 4.2%, and loans on properties in each of the other states were less than 4.0% of the total.

At December 31, 1997, the Company owned 5,041 adjustable-rate, first-lien mortgage loans on single-family residential properties with an average loan size of $301,000. Loans with current balances less than $214,600 (the

FNMA/FHLMC 1997 conventional loan balance limit for most loans) made up 18.1% of the dollar balance of the Company's mortgage loan portfolio while loans with current balances in excess of $500,000 made up 36.5%. Loans on owner-occupied houses made up 88.6% of the loan portfolio. Second homes represented 8.5% and investment properties 2.9% of the portfolio. As of December 31, 1997, the average seasoning of the loan portfolio was 18 months.

At December 31, 1997, 37.5% of loans had an OLTV in excess of 80%. Of these, 94.9% had either PMI or additional collateral in the form of pledged accounts. The average OLTV for the Company's loan portfolio was 77.7% as of December 31, 1997; after giving effect to PMI and additional collateral, the average effective OLTV was 66.1%.

At December 31, 1997, 29.4% of the mortgage loans owned by the Company were on properties located in California (11.2% in Northern California and 18.2% in Southern California). Loans on properties in Florida were 9.4%, loans on properties in New York were 7.2%, and loans on properties in each of the other states were less than 5.0%.

MORTGAGE LOANS: CREDIT RISK AND RESERVES
Total cumulative realized credit losses on the Company's mortgage loan portfolio have been minor, totaling $0.3 million through September 30, 1998. Current delinquency levels are low, with non-performing assets ("NPAs") equaling $4.9 million, or 0.21% of the Company's mortgage portfolio as of September 30, 1998. NPAs are Real Estate Owned ("REO") plus loans over 90 days delinquent, in foreclosure, or in bankruptcy. In addition, the Company's loss experience on defaulted loans has been excellent, with an average recovery to date on loans which have defaulted and resulted in a loss equal to 91% of the loan balance (a loss severity of 9%).

The Company believes, however, that it is reasonable to expect that loan delinquencies, default frequencies, and loss severities will increase as the loan portfolio seasons. This would result in an increase in realized mortgage loan credit losses. In addition, realized credit losses would likely increase should the U.S. housing market soften or the U.S. economy enter a recession. Other factors could cause an increase in loan losses as well.

For the 45.5%, or $1.03 billion of principal value, of the Company's mortgage loan portfolio that the Company accounts for as lower-of-cost-or-market, the Company does not build a credit reserve for future credit losses. The Company believes that this is the appropriate accounting method as the Company intends to sell these loans in the short-term rather than hold them to maturity. The Company does, however, take a charge to earnings for any delinquent loans in this portfolio by lowering the estimated market value of such loans. At September 30, 1998, NPAs in this portfolio totaled $4.0 million.

For the 54.5%, or $1.23 billion of principal value, of the Company's mortgage loan portfolio that the Company accounts for as held-for-investment, the Company's credit reserve at September 30, 1998 was $3.4 million. This reserve equals 0.27% of the current loan balance of this portfolio. The Company generally has been taking credit provisions to add to this reserve at an annualized rate of approximately 0.15%. At September 30, 1998, NPAs in this portfolio totaled $0.9 million.

At December 31, 1997, all the Company's loans were accounted for as held-for-investment and the Company had established a credit reserve in anticipation of potential future loan losses. The credit reserve totaled $2.9 million, or 0.18% of the $1.55 billion of amortized cost of the loans. NPAs totaled $3.9 million, or 0.25% of the mortgage loan portfolio.

MORTGAGE SECURITIES: SUMMARY

At September 30, 1998, the Company owned mortgage securities with a principal value of $1.46 billion. These securities had a carrying value before credit reserves of $1.46 billion, or 100.0% of principal value. These securities were reported on the Company's balance sheet at a net amount of $1.46 billion or 99.9% of principal value. This value represented the estimated quarter-end bid-side market value of the securities.

The substantial majority of the Company's mortgage securities at September 30, 1998 represented interests in pools of ARMs on single-family residential properties. The Company acquired all of these assets through the secondary market for mortgage securities. Over 98% of the Company's mortgage securities are rated "AAA" or "AA".

During the third quarter of 1998, the Company's mortgage securities balance sheet value decreased from $1.57 billion to $1.46 billion. This was the net result of securities acquisitions of $135.7 million, net premium amortization of $3.8 million, credit losses and changes in the credit reserve of negative $0.2 million, principal repayments of $227.3 million, and an unrealized decrease in the market value of the securities of $16.3 million.

During the nine months from December 31, 1997 to September 30, 1998, the Company's mortgage securities balance declined by $355.1 million, from $1.81 billion to $1.46 billion. This was the net result of securities acquisitions of $366.9 million, net premium amortization of $16.9 million, credit losses and changes in credit reserves of negative $0.8 million, principal repayments of $670.1 million, securities sales of $9.3 million, and an unrealized decrease in the market value of the securities of $24.9 million.

MORTGAGE SECURITIES: FINANCING
All of the Company's mortgage securities were financed with short-term debt and equity at September 30, 1998. Many of these securities were pledged to collateralize $1.29 billion of short-term borrowings; the total market value of securities exceeded these borrowings by $171.0 million.

At December 31, 1997, all of the Company's mortgage securities were financed with short-term debt and equity. Many of these securities were pledged to collateralize $1.56 billion of short-term borrowings; the total market value of securities exceeded these borrowings by $252.4 million.

MORTGAGE SECURITIES: INTEREST RATE CHARACTERISTICS
At September 30, 1998, 42.1% of the mortgage securities had coupon rate adjustments based on LIBOR or CD indices and 52.8% had coupon adjustments based on U.S. Treasury indices. Adjustable-rate mortgage securities with other indices were 2.6% of the total. Fixed-rate mortgage securities represented 2.5% of the total. The reset frequency on the non-fixed-rate securities was one month for
8.3 % of the total, six months for 39.4% of the total, and one-year for 52.3% of the total.

Potential coupon rate changes on securities can be limited by periodic and life caps. At September 30, 1998, all of the adjustable-rate mortgage securities had a life cap and the average maximum life cap rate was 11.61%. At September 30, 1998, periodic caps limited coupon changes to 2% annually for 91.0% of the adjustable-rate mortgage securities, and there were no periodic caps for 9.0% of the adjustable-rate securities.

At December 31, 1997, 59.3% of the securities had coupon rate adjustments based on LIBOR or CD indices and 39.1% were based on U.S. Treasury indices, and securities with other indices made up 1.6% of the total. At December 31, 1997, all of the securities had a life cap and the average maximum life cap was 11.97%. At December 31, 1997, 97.2% of securities had periodic caps that limited coupon changes to 2% annually and 2.8% of the securities had no periodic caps.

The cost of short-term debt funding these assets typically varies monthly as a function of short-term LIBOR rates; changes in the cost of these funds are not limited. In general, the cost of the short-term debt that funds mortgage securities will adjust to changing market conditions more quickly than will the average coupon rate earned from these securities. The resulting risk of spread variation should be offset to some degree by the Company's hedging program.

MORTGAGE SECURITIES: MARKET VALUE ADJUSTMENTS
In the third quarter of 1998, the Company adopted "mark-to-market" accounting for its $1.44 billion principal value of mortgage securities funded with short-term borrowings. All mark-to-market mortgage securities are shown on the Company's balance sheet as "Mortgage Securities: Trading." The "Trading" designation is an accounting classification. The Company does not intend to "trade" the securities portfolio in practice though it may make purchases and sales from time to time.

Under this accounting methodology, the Company will include as part of its quarterly earnings the unrealized gain or loss in the market value of these assets during the quarter. The recognition of unrealized gains and losses also results in a change in the carrying value of these mortgage securities on the Company's balance sheet.

At September 30, 1998, the $1.44 billion principal value of "Mortgage
Securities: Trading" was carried on the Company's books at their estimated market value of 100.6% of principal value. These assets have an unamortized premium balance of $10.3 million and an unamortized discount balance of $1.3 million.

At September 30, 1998, the Company owned $18.2 million principal value of securities representing the retained mortgage equity interests in the Company's December 1997 re-REMIC of subordinated mortgage securities. The Company funds these securities with equity. These mortgage equity interests are classified as "Mortgage Securities: Available for Sale" and are accounted for on the Company's balance sheet at their estimated market values through the market valuation account. Quarterly changes in market values in these mortgage securities do not effect the Company's income. The mortgage securities in this category were carried on the September 30, 1998 balance sheet at their estimated market value of 44.30% of principal value. This includes an unamortized discount of $9.0 million, credit reserves of $1.4 million and a positive $0.3 million market valuation adjustment (included in Accumulated Other Comprehensive Income on the balance sheet).

At December 31, 1997, all mortgage securities were classified as available-for-sale and reported on the balance sheet at their estimated bid-side market value through the valuation account. The principal value of these securities was $1.78 billion and the reported value was $1.81 billion, or 102.0% of the principal value. This includes an unamortized premium of $51.3 million, an unamortized discount of $12.4 million, credit reserves of $2.1 million and a market valuation adjustment of negative $1.4 million.

MORTGAGE SECURITIES: PREPAYMENT RATE CHARACTERISTICS
At September 30, 1998, the total premium balance associated with the mortgage securities was $10.3 million and the total discount balance was $10.3 million resulting in an amortized cost before credit reserves equal to 100.0% of principal value. At December 31, 1998, the total premium balance was $51.3 million and the total discount balance was $12.4 million, resulting in an amortized cost before credit reserves equal to 102.0% of principal value. The rate at which the Company amortizes the premium (as an expense) and the discount (as income) depends on the prepayment rate of the mortgage loans underlying these securities plus other factors influencing the Company's rate of principal receipt from this portfolio.

The prepayment speeds on the Company's mortgage securities slowed down slightly in the third quarter of 1998. The CPR for the Company's mortgage securities portfolio was 37% for the third quarter of 1998, as compared to 40% for the second quarter of 1998 and 29% for the first quarter of 1998.

Many of the securities owned by the Company represent interests in structured transactions wherein certain classes are entitled to more (or less) than their pro-rata share of principal repayments. In addition, many such structures have call provisions. For these reasons, the Company may receive principal in excess of the amount that it would expect to receive based solely on the prepayment speeds of the collateral underlying these securities. The Company estimates the "effective CPR" (accounting for the accelerated principal repayments and calls that occurred) on the securities portfolio was 47% in the third quarter of 1998, 48% in the second quarter of 1998, and 36% in the first quarter of 1998.

MORTGAGE SECURITIES: CREDIT RISK AND RESERVES
At September 30, 1998, 98.8% of the principal value of the Company's mortgage securities had a credit rating equivalent of "AAA" or "AA." These included mortgage securities guaranteed by Fannie Mae or Freddie Mac and non-agency mortgage securities structured with large amounts of subordination or other forms of third-party credit enhancement and rated "AAA" or "AA." Based on information available as of September 30, 1998, the

Company had no reason to suspect that it would be likely to incur credit losses in the foreseeable future from its mortgage securities rated "AAA" or "AA".

The remaining 1.2% of the mortgage securities portfolio represented mortgage equity interests retained by the Company from its December 1997 financing transaction. In this transaction, the Company issued the functional equivalent of long-term debt to permanently finance its portfolio of subordinated residential mortgage securities. The mortgage equity interests retained by the Company bear much of the credit risk of the mortgage loans underlying the securities used as collateral in this transaction.

The Company's credit risk from these mortgage equity interests is limited to the amortized cost less credit reserve of $7.7 million. The Company has established a credit reserve of $1.4 million for these assets. This reserve is sufficient to cover all losses should all the non-performing loans in the underlying mortgage loan pools as of September 30, 1998 default and incur a loss severity of 40%. In practice, not all non-performing loans default and not all defaulted loans result in a loss. In addition, the actual historical loss severity rate for these loans has been 22%. The Company may, in the future, add to its reserve for these assets but also believes that the existing reserve is sufficient at this time given currently available information.

At December 31, 1997, 98.8% of the principal value of the Company's mortgage securities had a credit rating equivalent of "AAA" or "AA" and the remaining 1.2% represented the mortgage equity interests retained by the Company from its December 1997 financing transaction. The credit reserve of $2.1 million established at that time was sufficient to cover all the losses had all non-performing loans in the underlying mortgage loan pools defaulted and incurred a loss severity of 40%.

INTEREST RATE AGREEMENTS

At September 30, 1998, the Company owned $4.2 billion notional face of interest rate agreements. The Company uses these agreements in an economic sense as hedges, attempting to partially stabilize the Company's balance sheet value and income as interest rates fluctuate. For accounting purposes, none of the interest rate agreements were designated as hedges at September 30, 1998.

With the changes in accounting principles adopted by the Company in the third quarter of 1998, interest rate agreements are reported on the balance sheet at market values and the Company will report unrealized market value gains and losses in interest rate agreements as a component of quarterly income. This is true whether or not such agreements are designated as hedges for accounting purposes. These interest rate agreements had various start dates, maturity dates, and interest rate protection features. See "Note 2. Summary of Significant Accounting Policies," "Note 6. Interest Rate Agreements" and "Note
10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for additional detail.

At September 30, 1998, the estimated market value of the Company's interest rate agreements was $2.4 million. As with all market value estimates, there can be no assurances that the estimated market value could be realized should the Company seek to sell these assets.

There is a risk that the counter-parties to the Company's interest rate agreements will be unable to perform to the terms of the interest rate agreements. The Company's credit loss exposure is limited to its basis in the agreements plus the Company's collateral held by counter-parties. The true economic opportunity cost to the Company in the case of a counter-party default could exceed its accounting cost. At September 30, 1998, all counter-parties with whom the Company has entered into such agreements are rated "A" or higher.

At December 31, 1997, the Company owned $5.3 billion notional face of interest rate agreements. The balance sheet carrying value of these interest rate agreements at December 31, 1997 was $2.1 million. These agreements had a historical amortized cost basis of $10.8 million and an estimated bid-side market value of $1.5 million.

INVESTMENT IN RWT HOLDINGS, INC.

The Company carries its investment in Holdings at its original cost, plus its share of any net income or loss, less any dividends received. The Company's original investment in Holdings was $9.9 million. At September 30, 1998, its cumulative equity in earnings of Holdings was negative $2.2 million. No dividends have been received from Holdings. At September 30, 1998, the carrying value of the Company's investment in Holdings was $7.7 million.

See "Note 7. Investment in RWT Holdings, Inc." in the Notes to the Consolidated Financial Statements and the discussion under "Results of Operations: Equity in Earnings (Losses) of RWT Holdings, Inc." for additional information.

WORKING CAPITAL AND OTHER ASSETS

Working capital and other assets include the Company's cash balances, amounts due from RWT Holdings, Inc., accrued interest receivable, other assets, accrued interest payable, accrued expenses, dividends payable, and other liabilities.

At September 30, 1998, the Company cash balances totaled $23.5 million. "Restricted" cash equaled $19.7 million, representing payments received from mortgage loans due to long-term debt holders on the next bond payment date. At December 31, 1997, cash balances were $49.5 million, with $24.9 million representing restricted cash balances.

Total net non-cash working capital and other assets (the Company's net non-earning assets) equaled $16.5 million at September 30, 1998 and $3.6 million at December 31, 1997, due to a decrease in payables.

SHORT-TERM DEBT

Short-term collateralized borrowings such as reverse repurchase agreements, notes payable, and revolving lines of credit are used to fund the Company's mortgage securities and some of its mortgage loans. Short-term debt increased from $1.91 billion at December 31, 1997 to $2.07 billion at September 30, 1998. The increase in short-term borrowing was the result of an increase in mortgage loans owned by the Company.

As of September 30, 1998, mortgage available to collateralize the $2.07 billion in short-term borrowings had an estimated market value of $2.25 billion. As of December 31, 1997, the mortgage assets available to collateralize the $1.91 billion in short-term debt had an estimated market value of $2.17 billion.

At September 30, 1998, the average term-to-maturity of the Company's short-term debt was 73 days and the average term-to-next-rate-adjustment was 27 days. The term-to-next-rate-adjustment was shorter than the term-to-maturity as some of the Company's debt had a cost of funds that adjusted to market levels on a monthly basis during the term of the debt. At December 31, 1997 the average term-to-maturity of The Company's short-term debt was 64 days and the average term-to-next-rate-adjustment was 31 days.

LONG-TERM DEBT

At September 30, 1998, the Company's long-term borrowings consisted of $1.47 billion non-recourse, floating-rate, amortizing, callable, long-term debt. The stated maturity on the Company's long-term debt ranged from 26 to 31 years. The expected average life of the debt was three to six years, as the debt generally pays down as the underlying mortgages pay down. The debt is callable by the Company before its stated maturity date. At September 30, 1998, 6.3% of the long-term debt had an interest rate tied to the Fed Funds rate, 33.1% had an interest rate tied to the one-year Treasury rate, 19.2% had an interest rate tied to one-month LIBOR, and 41.4% had a fixed interest rate through December 2002. The debt is primarily "AAA" rated. Adjustable-rate debt had lifetime interest rate caps of 10% or 11%.

At December 31, 1997, the Company's long-term borrowings consisted of $1.17 billion long-term debt. At December 31, 1997, 13.9% of the long-term debt had an interest rate tied to the Fed Funds rate, 49.8% had an interest rate tied to the one-year Treasury rate, and 36.3% had an interest rate tied to one-month LIBOR. The debt was "AAA" rated and had a lifetime interest rate cap of 10%.

STOCKHOLDERS' EQUITY

REPORTED BOOK VALUE OF EQUITY
With the adoption of FAS 133, mark-to-market accounting on most mortgage securities, and the lower-of-cost-or-market accounting on a portion of mortgage loans at September 30, 1998, the Company carried 99% of mortgage securities and 100% of interest rate agreements at their estimated bid-side market value. The Company carried 46% of its mortgage loans at the lower of the historical amortized cost or market value, and carried 1% of its securities at the historical amortized cost with a market valuation adjustments reported on the balance sheet through other comprehensive income. The remaining assets and liabilities were carried at historical amortized cost.

From December 31, 1997 to September 30, 1998, the Company's reported equity decreased $77.0 million, from $334.5 million to $257.5 million. Preferred stock was unchanged at $26.7 million. The Company's reported common equity decreased from $307.8 million to $230.8 million. This was the net effect of the Company's stock repurchases of $39.1 million, issuance of stock through the Company's Dividend Reinvestment Plan of $1.6 million, an increase in accumulated other comprehensive income of $10.4 million as most of the prior market valuation differences were recognized through the income statement in the third quarter of 1998, a $43.9 million loss in earnings before preferred dividends, and dividend distributions of $6.0 million.

In order to utilize excess capital and increase long-term shareholder value, the Company's Board of Directors authorized a common stock repurchase program commencing in September 1997. In the first nine months of 1998, the Company repurchased 2,550,100 shares at an average price of $15.33 per share, spending a total of $39.1 million. In the fourth quarter through November 13, 1998, the Company repurchased 526,400 additional common shares at an average stock price of $13.54. To date, the Company has repurchased a total of 3,916,400 shares of common stock since commencement of its stock repurchase program. At November 13, 1998, there were 1,538,500 remaining shares currently authorized for repurchase under the Company's repurchase program.

As a result of these changes, reported book value, or equity, per common share decreased by 9.5% from $21.55 on December 31, 1997 to $19.51 on September 30, 1998.

TOTAL MARK-TO-MARKET VALUE OF EQUITY
In order to provide more information to its shareholders, the Company has also calculated the "total mark-to-market value of common equity." This generally represents the equity value that would be reported if all the Company's assets, liabilities and hedges were marked to market and preferred stock was redeemed at its preference value of $31 per share. The total mark-to-market value of equity is not a proxy for liquidation value. An actual liquidation would include other costs not included in this estimate. Furthermore, there can be no assurances that estimated market values reflect actual realizable valuations under liquidation market conditions.

The Company estimates that its total mark-to-market value of common equity was $306.8 million at December 31, 1997 and $233.6 million at September 30, 1998.

The estimated total mark-to-market value per common share outstanding decreased from $21.47 as of December 31, 1997 to $19.74 as of September 30, 1998. The effect of declining asset values was partially offset by the accretive effect of the Company's stock repurchase program. The estimated total mark-to-market value at September 30, 1998 of $19.74 per common share was higher than the reported book value of $19.51 per common share since the market values of some loans were greater than their carrying value at that time.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDING SEPTEMBER 30, 1998 (THIRD QUARTER 1998)
COMPARED TO THE THREE MONTHS ENDING SEPTEMBER 30, 1997 (THIRD QUARTER 1997)

In the third quarter of 1998, the Company had a net loss of $47.9 million, or $3.60 per diluted common share. In the third quarter of 1997, the Company earned $6.9 million, or $0.47 per share. The following discussion compares the results for these time periods by income and expense category.

In the third quarter of 1998, the Company adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities, moved to mark-to-market accounting for all securities funded with short-term debt, and adopted "lower-of-cost-or-market" accounting for some of its loans. The result of these accounting changes was in a net earnings charge of $50.4 million. The bulk of this charge recognized unrealized market value declines and thus was a non-cash item.

The Company's results include the results of Redwood REIT plus the Company's share of the operating results of Holdings. The following discussion focuses primarily on operating results at Redwood REIT. Holding's results are discussed under "Equity in Earnings of Holdings."

INTEREST INCOME
In the third quarter of 1998, mortgage coupon income was $68.0 million, mortgage premium amortization expense was $7.3 million, mortgage discount amortization income was $0.4 million, and interest earned on cash balances was $0.5 million. Total interest income was $61.6 million.

In the third quarter of 1998, the average mortgage coupon rate was 7.22%. The average mortgage prepayment rate was 29% CPR; the resulting net amortization expense of $6.9 million reduced the earning asset yield by 0.72%. Other factors, including an average mortgage basis of 101.1% of mortgage principal value, reduced the earning asset yield to 6.42%. Earning assets for the period averaged $3.83 billion.

In the third quarter of 1997, mortgage coupon income was $62.5 million, mortgage premium amortization expense was $6.9 million, mortgage discount amortization income was $0.4 million, and interest earned on cash balances was $0.5 million. Total interest income was $56.5 million.

In the third quarter of 1997, the average mortgage coupon rate was 7.75%. The average mortgage prepayment rate was 24% CPR; the resulting net amortization expense of $6.5 million reduced the earning asset yield by 0.79%. Other factors, including an average mortgage basis of 102.2% of mortgage principal value, reduced the earning asset yield to 6.81%. Earning assets for the period averaged $3.32 billion.

Even though the earning asset yield declined, from the third quarter of 1997 to the third quarter of 1998 total interest income increased as average earning assets increased. The earning asset yield declined primarily due to a decline in the average mortgage coupon rate. This rate declined primarily due to a decline in the short-term interest rate indices that determine coupon adjustments for the Company's adjustable-rate mortgage assets. The underlying indices declined from 5.65% at September 30, 1997 to 4.76% at September 30, 1998. The average coupon also declined as the Company acquired Hybrid mortgage loans with initial fixed coupon rates generally below those of the Company's adjustable-rate mortgage assets.

INTEREST EXPENSE
In the third quarter of 1998, interest expense on short-term debt was $31.5 million, interest expense on long-term debt was $24.3 million, expenses for the amortization of bond issuance costs and bond issuance discount were $0.6 million, income from amortization of bond issuance premium was $0.5 million, and other related expenses were $0.3 million. Total interest rate expense was $56.2 million. Average short-term borrowings were $2.13 billion, average long-term borrowings were $1.53 billion and average total borrowings were $3.66 billion. The cost of funds was 5.93% for short-term debt, 6.46% for long-term debt, and 6.15% overall.

In the third quarter of 1997, interest expense on short-term debt was $40.3 million, interest expense on long-term debt was $5.3 million, expenses for the amortization of bond issuance costs and bond issuance discount were $0.2 million, there was no income from amortization of bond issuance premium, and other related expenses were $0.1 million. Total interest rate expense was $45.9 million. Average short-term borrowings were $2.70 billion, average long-term borrowings were $0.35 billion and average total borrowings were $3.05 billion. The cost of funds was 5.98% for short-term debt, 6.28% for long-term debt, and 6.02% overall.

The Company's short-term borrowing costs typically vary as a function of changes in the one-month LIBOR rate. Although other short-term interest rates declined from the third quarter of 1997 to the third quarter of 1998, the one-month LIBOR rate, and thus the Company's cost of short-term borrowings, remained in a narrow range. The average one-month LIBOR rate equaled 5.65% for the third quarter of 1997 and 5.62% in the third quarter of 1998.

The cost of funds for the Company's long-term debt rose over the last year as the Company structured its newer debt issuances so that a greater portion of the interest rate risk, prepayment risk, and credit risk of the underlying mortgages is passed on to bondholders. Accelerated mortgage prepayment rates also resulted in faster than expected retirement of long-term debt and thus resulted in increased bond amortization expenses.

The Company's overall cost of funds rose as the cost of long-term debt rose and as the Company utilized a greater amount of higher-cost long-term debt. In the third quarter of 1997, long-term debt averaged 11.6% of total borrowings. In the third quarter of 1998, long-term debt averaged 41.8% of total borrowings.

INTEREST RATE AGREEMENTS EXPENSE
Third quarter 1998 net interest rate agreements expense was $0.2 million. This was a significant decrease from the $1.0 million expense in the third quarter of 1997. The lower expense during the third quarter of 1998 was due to the change in the accounting methodologies adopted in this period, which reduced the cost basis for such agreements. On an annualized basis, net interest rate agreements expense was 0.03% and 0.14% of average borrowings in the third quarter of 1998 and the third quarter of 1997, respectively.

For additional detail, see "Note 6. Interest Rate Agreements" in the Notes to the Consolidated Financial Statements.

NET INTEREST INCOME
Net interest income is total interest income less interest expense and net interest rate agreements expense. Interest rate spread is the spread between the yield on earning assets and the cost of funds and hedging.

In the third quarter of 1998, interest income was $61.6 million, interest expense and interest rate agreement expense was $56.4 million and net interest income was $5.1 million. The yield on earning assets was 6.42%, the cost of funds and hedging was 6.18% and the resulting interest rate spread was 0.24%. Average earning assets were $3.83 billion, average borrowings were $3.65 billion and the ratio of earning assets to borrowings was 1.05.

In the third quarter of 1997, interest income was $56.5 million, interest expense and interest rate agreement expense was $46.9 million and net interest income was $9.6 million. The yield on earning assets was 6.80%, the cost of funds and hedging was 6.16% and the resulting interest rate spread was 0.64%. Average earning assets were $3.32 billion, average borrowings were $3.05 billion and the ratio of earning assets to borrowings was 1.09.

Even through earning assets increased, net interest income declined from the third quarter of 1997 to the third quarter of 1998 due primarily to a decline in the interest rate spread earned. The interest rate spread declined over this period as the yield on earning assets declined at the same time that the cost of funds increased: see "Interest Income" and "Interest Expense" above.

Growth in net interest income also did not keep pace with growth in earning assets as the Company used an increased percentage of debt rather than equity to fund its earning assets; the ratio of earning assets to borrowings declined.

CREDIT PROVISION EXPENSE
In the third quarter of 1998, the Company changed its accounting methodology to lower-of-cost-or-market for 45.5% of its mortgage loans. The Company does not intend to hold these loans long-term. Any credit impairment of these loans will be recognized in earnings through a market value adjustment. Accordingly, the Company's need for a credit reserve was reduced. The Company reversed $0.6 million of credit provision expenses for the quarter. In the third quarter of 1997, credit provision expenses were $0.9 million.

EQUITY IN EARNINGS (LOSSES) OF RWT HOLDINGS
The Company acquired a preferred stock equity interest in RWT Holdings, Inc. in March 1998. The Company accounts for this investment on the equity method. The Company recognizes its pro-rata share of Holding's net assets and operating results in a single line item on the Company's balance sheet and income statement.

Holdings has three start-up businesses. Redwood Financial Services ("RFS") provides mortgage loan portfolio management and disposition services to banks and thrifts from its location in Ft. Lauderdale, Florida. Redwood Commercial Funding, Inc. ("RCF") originates and services high-quality, small-balance commercial real estate mortgages from its location in Reno, Nevada. Redwood Residential Funding, Inc, ("RRF") acquires, aggregates, and sells "A"-quality jumbo residential mortgages through its wholesale correspondent operations located in Larkspur, California.

In accordance with its business plan, Holdings continues to expand its operations in advance of earning material revenues. In the third quarter of 1998, Holdings generated interest income of $0.1 million and had no interest expense. Holdings had operating expenses of $1.7 million and a net loss of $1.6 million.

Please see "Financial Conditions - Investment in RWT Holdings, Inc." above and "Note 7. Investment in RWT Holdings, Inc." in the Notes to the Consolidated Financial Statements for additional information on Holdings.

OPERATING EXPENSES
The Company's operating expenses for the third quarter of 1998 were $1.0 million. Operating expenses were 0.10% of average assets and 1.41% of average equity. For the third quarter of 1997, operating expenses were $1.1 million, or 0.13% of average assets and 1.33% of average equity.

The number of full time equivalent employees at the Company increased over the last year. Operating expenses declined, however, due to lower accrual rates in 1998 for bonuses and Dividend Equivalent Rights.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
In the third quarter of 1998, the Company earned $3.2 million before gain and loss on assets, preferred dividends, and the effect of adopting FAS 133. Preferred dividends were $0.7 million. Gain and loss on assets and the effect of adopting FAS 133 totaled to an earnings charge of $50.4 million. Net loss to common shareholders was $47.9 million.

Included in "Net realized and unrealized gain and loss on assets" were realized gains and losses on sales of assets and hedges for the quarter. The Company sold loans and closed out hedges during the quarter that would have resulted in net realized losses on sale of $1.0 million and $7.6 million, respectively, under old accounting methods. The remaining balance of this income statement category, plus "Cumulative transition effect of adoption of SFAS No. 133", represents net unrealized market value losses recognized into income as a result of the third quarter change in accounting methodologies. In general, market values of assets declined during the quarter due to increased prepayment speeds and the effects of the nationwide financial market "liquidity crunch". Market values of interest rate agreements declined due to the liquidity crunch and due to falling interest rates.

In the third quarter of 1997, the Company earned $7.5 million before preferred dividends. Preferred dividends were $0.7 million and net income to shareholders was $6.9 million.

DILUTED EARNINGS (LOSS) PER SHARE
Due to the Company's stock repurchase program, the average number of diluted common shares outstanding has decreased over the past twelve months. For the three month period ending September 30, 1998, there was an average of 13.3 million diluted common shares outstanding, a decrease of 9.0% from the 14.6 million average during the three month period ending September 30, 1997.

Third quarter 1998 diluted earnings per share decreased to negative $3.60 per share from $0.47 per share in the third quarter of 1997.

TAXABLE INCOME (LOSS)
Taxable income results for the third quarter of 1998 were a loss of $9.9 million. This includes net realized losses on sale of $8.6 million and an operating loss of $1.3 million. Due to the taxable loss, no common stock dividend was declared for the third quarter.

Net premium amortization and hedging expenses for tax were higher than for GAAP as GAAP amortization benefited from the reduction in asset basis during the quarter. The tax basis of assets remains at amortized historical cost.

Net taxable results exceeded GAAP results for the third quarter by $37.9 million primarily because unrealized and realized losses reduced GAAP income whereas only realized losses reduced taxable income.

In the third quarter of 1997, taxable income was $7.5 million. This exceeded GAAP income by $0.6 million primarily due to credit expense differences.

Some of the significant differences which can arise between taxable income (which influences dividends) and GAAP income are:

i) Under new accounting methodologies, many Company assets are marked-to-market, with unrealized gains and losses included as a component of income for GAAP but not for tax. Only realized gains and losses on sale (sale price less the tax basis) will effect taxable income.

ii) Amortization of premium and discount balances and hedge expenses will differ as the basis of assets and hedges will generally be the historical amortized cost for tax but will be market value for GAAP for many of the Company's mortgage assets and all of its interest rate agreements. Amortization methods also differ.

iii) Holdings' results are reflected in the Company's GAAP income but taxable results for the Company will only recognize income from Holdings to the extent that the Company receives a dividend from Holdings. Holdings currently intends to retain its earnings.

iv) The issuance of long-term debt, or its functional equivalent, could result in financing treatment for GAAP but sale treatment for tax, thus triggering a realized gain or loss on sale for tax. Other GAAP/tax differences can arise from such transactions as well.

v) Credit expense for GAAP effectively includes credit provisions for held-to-maturity assets and market value write-downs of credit impaired mark-to-market and lower-of-cost-or-market assets. Credit expense for tax equals actual realized credit losses.

vi) The exercise of non-qualified stock options can lower taxable income but will have no effect on GAAP income.

COMMON SHARE DIVIDENDS
The Company did not declare a common dividend for the third quarter of 1998. A common dividend of $0.60 per share was declared for the third quarter of 1997. The decrease in the dividend rate from the earlier period was the result of the decrease in taxable income.

The Company's current policy is to declare a common dividend such that total dividends will equal 100% of REIT dividend distribution requirements over time. In most quarters, this is expected to mean that the common dividend for each quarter will equal that quarter's taxable income per common share entitled to a dividend. The first three quarters' dividends will be declared after taxable income has been determined for the quarter. The dividend declaration for the first, second and third quarter dividends is expected to occur in the last week of April, July and October, respectively. The fourth quarter's dividend will be declared in December based on estimated fourth quarter taxable income and any other adjustments necessary to comply with REIT dividend distribution rules. The record and payable dates for dividends will be announced at the time the dividends are declared.

The Company's common dividend is expected to vary from quarter to quarter, both due to fluctuations in the Company's operating results and due to changes in operating and non-operating items that impact taxable income.

Tax losses, depending on their characterization, may reduce future as well as concurrent dividend declarations under the Company's dividend policy as the Company may seek to utilize, if possible, any tax-loss carry-forwards generated.

THE NINE MONTHS ENDING SEPTEMBER 30, 1998
COMPARED TO THE NINE MONTHS ENDING SEPTEMBER 30, 1997

In the first nine months of 1998, the Company had a net loss of $45.9 million, or $3.30 per diluted common share. This loss was principally due to the earning charges related to changes in accounting methodologies in the third quarter of 1998. In the first nine months of 1997, the Company earned $20.3 million, or $1.52 per share. The following discussion compares the results for these time periods by income and expense category.

INTEREST INCOME
In the first nine months of 1998, mortgage coupon income was $193.9 million, mortgage premium amortization expense was $27.1 million, mortgage discount amortization income was $1.1 million, and interest earned on cash balances was $1.3 million. Total interest income was $169.2 million.

In the first nine months of 1998, the average mortgage coupon rate was 7.45%. The average mortgage prepayment rate was 30% CPR; the resulting net amortization expense of $26.0 million reduced the earning asset yield by 0.98%. Other factors, including an average mortgage basis of 101.7% of mortgage principal value, reduced the earning asset yield to 6.33%. Earning assets for the period averaged $3.56 billion.

In the first nine months of 1997, mortgage coupon income was $159.1 million, mortgage premium amortization expense was $16.5 million, mortgage discount amortization income was $1.1 million, and interest earned on cash balances was $0.9 million. Total interest income was $144.6 million.

In the first nine months of 1997, the average mortgage coupon rate was 7.73%. The average mortgage prepayment rate was 24% CPR; the resulting net amortization expense of $15.4 million reduced the earning asset yield by 0.73%. Other factors, including an average mortgage basis of 102.1% of mortgage principal value, reduced the earning asset yield to 6.83%. Earning assets for the period averaged $2.82 billion.

Even though the earning asset yield declined from nine-month period ending September 30, 1997 to the nine-month period ending September 30, 1998, total interest income increased as average earning assets increased.

The earning asset yield declined primarily due to a decline in the average mortgage coupon rate. This rate declined primarily due to a decline in the short-term interest rate indices that determine coupon adjustments for the Company's adjustable-rate mortgage assets. The underlying indices declined, from an average of 5.58% at January 1, 1997 to 4.76% at September 30, 1998. The average coupon on the mortgage loan portfolio also declined as the Company acquired Hybrid mortgage loans with initial fixed coupon rates generally below those of the Company's adjustable-rate mortgage assets.

INTEREST EXPENSE
In the first nine months of 1998, interest expense on short-term debt was $92.8 million, interest expense on long-term debt was $58.4 million, expenses for the amortization of bond issuance costs and bond issuance discount were $1.5 million, income from amortization of bond issuance premium was $1.2 million, and other related expenses were $0.9 million. Total interest rate expense was $152.4 million. Average short-term borrowings were $2.11 billion, average long-term borrowings were $1.23 billion and average total borrowings were $3.35 billion. The cost of funds was 5.86% for short-term debt, 6.44% for long-term debt, and 6.07% overall.

In the first nine months of 1997, interest expense on short-term debt was $108.2 million, interest expense on long-term debt was $5.3 million, expenses for the amortization of bond issuance costs and bond issuance discount were $0.2 million, there was no income from amortization of bond issuance premium, and other related expenses were $0.1 million. Total interest rate expense was $113.8 million. Average short-term borrowings were $2.47 billion, average long-term borrowings were $0.12 billion and average total borrowings were $2.59 billion. The cost of funds was 5.83% for short-term debt, 6.21% for long-term debt, and 5.85% overall.

The Company's short-term borrowing costs typically vary as a function of changes in the one-month LIBOR rate. Although other short-term interest rates declined during these periods, the one-month LIBOR rate and thus the Company's cost of short-term borrowings, remained in a narrow range. The average one-month LIBOR rate equaled 5.60% for the first three quarters of 1997 and 5.64% for the first three quarters of 1998.

The cost of funds for the Company's long-term debt rose over the last year as the Company structured its newer debt issuances so that a greater portion of the interest rate risk, prepayment risk, and credit risk of the underlying mortgages is passed on to bondholders. Accelerated mortgage prepayment rates also resulted in faster than expected retirement of long-term debt and thus resulted in increased bond amortization expenses.

The Company's overall cost of funds rose as the cost of long-term debt rose and as the Company utilized a greater amount of higher-cost long-term debt. In the first nine months of 1997, long-term debt averaged 4.6% of total borrowings. In the first nine months of 1998, long-term debt averaged 36.9% of total borrowings.

INTEREST RATE AGREEMENTS EXPENSE
In the first nine months of 1998, net interest rate agreements expense was $3.2 million, an increase from the $2.5 million expense in the first nine months of 1997. The greater expense during the first nine months of 1998 was due to an increase in the effective amount of interest rate agreements. This increase in cost was partially offset by the change in the accounting methodologies adopted in the third quarter of 1998, which reduced the cost basis for such agreements. On an annualized basis, net interest rate agreements expense was 0.13% of average borrowings during both periods.

For additional detail, see "Note 6. Interest Rate Agreements" in the Notes to the Consolidated Financial Statements.

NET INTEREST INCOME
In the first nine months of 1998, interest income was $169.2 million, interest expense and interest rate agreement expense was $155.7 and net interest income was $13.5 million. The yield on earning assets was 6.33%, the cost of funds and hedging was 6.20% and the resulting interest rate spread was 0.13%. Average earning assets were $3.56 billion, average borrowings were $3.35 billion and the ratio of earning assets to borrowings was 1.06.

In the first nine months of 1997, interest income was $144.6 million, interest expense and interest rate agreement expense was $116.2 million and net interest income was $28.4 million. The yield on earning assets was 6.83%, the cost of funds and hedging was 5.98% and the resulting interest rate spread was 0.85%. Average earning assets were $2.82 billion, average borrowings were $2.59 billion and the ratio of earning assets to borrowings was 1.09.

Even through earning assets increased, net interest income declined from the nine-month period ending September 30, 1997 to the nine-month period ending September 30, 1998 due primarily to a decline in the interest rate spread earned. The interest rate spread declined over this period as the yield on earning assets declined at the same time that the cost of funds increased: see "Interest Income" and "Interest Expense" above.

Growth in net interest income also did not keep pace with growth in earning assets as the Company used an increased percentage of debt rather than equity to fund its earning assets; the ratio of earning assets to borrowings declined.

CREDIT PROVISION EXPENSE
In the nine-month period ending September 30, 1998, the Company changed its accounting methodology to lower-of-cost-or-market for 45.5% of its mortgage loans. Accordingly, the Company's need for a credit reserve was reduced. Also, the re-REMIC transaction completed in late 1997 reduced the Company's potential credit exposure and thus allowed the Company to stop taking a credit provision on its existing securities portfolio. The Company's net credit provision was $0.7 million for the nine months ending September 30, 1998. In the first nine months of 1997, credit provision expenses were $2.4 million.

EQUITY IN EARNINGS (LOSSES) OF RWT HOLDINGS, INC.
In the nine months ending September 30, 1998, Holdings generated interest income of $3.0 million, had a $2.5 million interest expense and realized a minimal gain on sale. Holdings had operating expenses of $2.6 million and a net loss of $2.2 million.

Please see "Financial Condition - Investment in RWT Holdings, Inc." above and "Note 7. Investment in RWT Holdings, Inc." in the Notes to the Consolidated Financial Statements for additional information on Holdings.

OPERATING EXPENSES
The Company's operating expenses for the first nine months of 1998 were $3.5 million. Operating expenses were 0.13% of average assets and 1.45% of average equity. For the first nine months of 1997, operating expenses were $3.5 million, or 0.16% of average assets and 1.61% of average equity.

The levels of operating expenses were unchanged in the nine-month periods ending September 30, 1997 and 1998. The number of full time equivalent employees increased. Compensation expense declined, however, from $2.4 to $1.6 million, as DER and bonus accruals were much lower in the 1998 period.

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
In the first nine months of 1998, the Company had operating profits of $7.2 million before gain and loss on assets, preferred dividends, and the effect of adopting FAS 133. Preferred dividends were $2.1 million. Gain and loss on assets and the effect of adopting FAS 133 totaled to an earnings charge of $51.0 million. Net loss to common shareholders was $45.9 million.

In the first nine months of 1997, the Company earned $22.4 million before preferred dividends. Preferred dividends were $2.1 million and net income to shareholders was $20.3 million.

DILUTED EARNINGS (LOSS) PER SHARE
Diluted earnings per share decreased to negative $3.30 per share for the nine months ending September 30, 1998 from $1.52 per share for the nine months ending September 30, 1997.

The average number of diluted common shares increased from 13.4 million in the first nine months of 1997 to 13.9 million in the first nine months of 1998 as the Company issued new shares in 1997. The Company began its stock repurchase program late in 1997 with the bulk of the repurchases occurring in the third quarter of 1998.

TAXABLE INCOME (LOSS)
Taxable income results for the first nine months of 1998 were a loss of $5.9 million. This includes net realized losses on sale of $8.6 million and operating profits of $2.7 million. Net taxable results exceeded GAAP results for this nine-month period by $40.0 million primarily because unrealized and realized losses reduced GAAP income whereas only realized losses reduced taxable income.

In the first nine months of 1997, taxable income was $22.2 million. This exceeded GAAP income for the same period by $1.9 million primarily due to credit expense differences.

COMMON SHARE DIVIDENDS
The Company declared common dividends of $0.28 per share for the first three quarters of 1998. Dividends of $1.80 per share were declared in the first three quarters of 1997. The decrease in dividends reflects the decrease in taxable income.

RISK MANAGEMENT

The Company seeks to manage the potential credit, interest rate, prepayment, liquidity, and other risks inherent in mortgage spread lending institutions in a prudent manner designed to insure the longevity of the Company. At the same time, the Company seeks to provide an opportunity for the Company's shareholders to realize attractive total rates of return through long-term stock ownership in the Company. While the Company does not seek to avoid risk, it does seek, to the best of its ability, to: i) assume risks that can be quantified from historical experience, ii) actively manage such risk, iii) earn sufficient compensation to justify taking of such risks, and iv) maintain capital levels consistent with the risks it does undertake.

The Company seeks to limit credit risk by maintaining what it believes to be high-quality mortgage loan underwriting standards for loans retained in its portfolio. The Company is a nationwide "A" (or "prime") quality lending company: it currently acquires and owns first mortgages on single-family residential properties that have been underwritten to the highest levels of underwriting standards generally in use for these types of loans. Credit losses from such mortgages tend to be cyclical. Historically, however, the magnitude of credit loss incurred from high-quality single-family mortgages during credit cycles has been contained relative to credit losses arising from other forms of commercial, consumer and residential mortgage lending.

In the fourth quarter of 1998, Holdings commence the origination and acquisition of commercial real estate loans through its Redwood Commercial Funding, Inc. subsidiary.

The Company seeks to manage liquidity risk and short-term borrowing roll-over risk (which could be caused by market value fluctuations of assets pledged as collateral for short-term borrowings or by changes in lending markets) through:
i) maintaining what it believes to be a high-quality and liquid portfolio of mortgage assets, ii) maintaining a hedging program utilizing interest rate agreements designed to partially mitigate net changes in the market values of its assets, iii) maintaining what it believes to be a prudent level of capitalization (and therefore a prudent level of unused borrowing capacity), and
iv) replacing a portion of its short-term borrowings with long-term borrowings. Liquidity risks and short-term borrowing roll-over risks cannot be completely eliminated unless the Company can replace all of its short-term borrowings with long-term borrowings. At September 30, 1998, the Company remained exposed to such risks particularly in general market environments of rapidly rising interest rates, market dislocation or illiquidity.

In the fourth quarter of 1998, the Company agreed on several new short-term borrowing commitments to accept lower advance rates (higher haircuts) and higher spreads between the cost of these borrowings and LIBOR rates than typically had been the case in the past. In addition, in at least one instance, a short-term lender to the Company indicated that they would not renew certain borrowings as they became due; the Company met its financing needs with other lenders. These are symptoms of the nationwide "liquidity crunch" which has impacted financial markets in general, including the mortgage market and the short-term lenders supplying funds to the mortgage market.

The Company has entered into commitments to roll-over short-term debt coming due in the fourth quarter of 1998 in amounts the Company believes are sufficient to meet its liquidity needs. Thus all the Company's short-term borrowings and borrowing commitments mature in 1999, mostly in the first quarter of 1999. The Company's ability to roll-over these borrowings as they become due will depend on many factors, including the status at that time of the liquidity crunch. If new financing is unavailable to the Company, or only available with onerous terms, the

Company may be forced to liquidate assets. If the spread between the cost of new financing and LIBOR rates increases, lower earnings than would otherwise have been the case could result. If new financings have lower advance rates (higher haircuts) than has typically been the case in the past, the Company's liquidity reserves could be reduced or eliminated and its ability to grow and fund its business plan could be diminished.

The Company seeks to manage some of its interest rate risk through matching the interest rate characteristics of its mortgages, its borrowings, and its hedges to the degree that management believes is likely to be in the best interests of the shareholders in the long-term. The Company does not seek to be perfectly matched or to entirely eliminate interest rate risk.

Interest rate agreements are a form of interest rate insurance, or hedging, which the Company utilizes to reduce the effects that large changes in interest rates could have on its balance sheet and earnings. The Company seeks to hedge, in part, the market value and earnings risks arising from its ARMs and Hybrids, their associated liabilities, or both. The Company also may hedge the market value of acquired mortgage loans prior to securitization, the anticipated issuance of liabilities, or the premium amortization risk that may arise from falling interest rates. The Company may use interest rate agreements for other hedging purposes as well. The Company's interest rate agreements may function economically as a hedge even if they are not designated as hedges for accounting purposes.

Through September 30, 1998, the Company generally has assumed some other types of asset/liability mismatches as well, including some risk that the short-end of the yield curve becomes "flatter" (i.e., the risk of six and twelve month interest rates falling relative to one and three month interest rates) and some "TED" spread risk (the risk of U.S. Treasury rates falling relative to LIBOR rates). Certain other types of interest rate risks remain partially unhedged as well. Management believes that the assumption of these risks, to the extent undertaken by the Company, is more likely than not to result in higher earnings for the Company in the long-term but also, from time to time, may cause earnings volatility and opportunity cost from foregone growth potential. Management believes that retained interest rate risks (to the extent they are separate from liquidity and market value fluctuation risk) are unlikely to cause a safety and soundness issue for the Company except in relatively extreme and unlikely scenarios.

While the Company's mortgage portfolio has in the past consisted primarily of ARMs (as of December 31 1997 ARMS represented 98.4% of the mortgage asset portfolio), the majority of the Company's 1998 acquisitions were Hybrid mortgage loans and, as a result, Hybrid mortgage loans represented 37.8% of the mortgage asset portfolio as of September 30, 1998. Hybrid mortgage loans have an initial fixed-rate coupon period ranging from three to ten years. At that point, the Hybrid coupon will adjust to market conditions in a manner similar to ARMs. Due to the fixed-rate coupon period, the challenges of the managing the liquidity risk, short-term borrowing roll-over risk, interest rate risk and other asset/liability type risks of Hybrids are different from those of ARMs. To date, the Company has sought to manage the risks of Hybrid mortgage loans through the issuance of matching, long-term, amortizing debt with a fixed-rate period similar to that of the coupons of the Company's Hybrids and through the use of Treasury and eurodollar futures and options to hedge risks of short-term funded Hybrids. The Company expects that its Hybrid hedging strategy will evolve over time. The Company does not seek to hedge all of the risk of its Hybrid loan portfolio, and there can be no assurance that the Company's efforts to hedge Hybrids and associated liabilities will be beneficial to the Company.

Changes in principal repayment rates may be a source of earnings volatility for the Company. If the rate of mortgage principal repayment of the Company's mortgage assets is faster than expected, the rate at which the Company amortizes its net premium balances as an expense will increase and earnings will be reduced relative to what they would have been otherwise. In addition, faster principal repayments may reduce the Company's net asset growth rate; net asset growth is generally an important component of future earnings growth. Higher-than-expected mortgage principal repayments may also reduce prospects for the Company if the potential return characteristics of assets then available for acquisition are less attractive than those of the existing assets held in portfolio. Prepayment rates for mortgage loans increased in 1998 relative to prior years and prepayment rates may continue to increase. Slowing rates of mortgage principal repayment could exacerbate certain liquidity, market value fluctuation, interest rate risks, and other risks, particularly in a rising interest rate environment.

While mortgage principal repayment rates are not highly predictable, management believes the strongest influencing factors in the past have been the shape of the yield curve and the absolute level of longer-term interest rates. As longer-term rates drop, mortgage principal repayments have tended to increase, particularly if longer-term rates drop relative to shorter-term interest rates. In addition, management believes mortgage principal repayments have been increasing on a secular trend basis due to structural and behavioral changes in the mortgage origination market. In 1998, the Company successfully implemented some hedges that benefited earnings during the recent period of rapidly falling long-term interest rates. In general, however, the Company has not sought to hedge mortgage principal repayment risk but rather has sought to analyze, based on individual mortgage characteristics, the propensity of each acquired mortgage or mortgage pool to experience accelerated principal repayment rates and to adjust its acquisition price bid accordingly based on the level of perceived downside (and upside) earnings risk. The Company has also been able to effectively reduce the prepayment risk on some of its assets though the issuance of amortizing long-term debt at a price above par.

At September 30, 1998, the Company's net unamortized effective premium was $16.7 million, or $54.9 million less than the $71.6 million reported at December 31, 1997. This decrease was the result of net premium amortization during the first nine months of 1998 totaling $26.0 million, sales of assets with total premiums of $8.4 million, acquisitions of assets with $12.5 million of premium, changes in long-term debt premium netting a total of $0.2 million, and reductions in net premiums due to the effect of accounting treatments totaling $32.8 million. As a percent of common equity, net effective premium decreased from 22.5% to 7.2% over this nine-month period.

The pricing of mortgage assets relative to the underlying risk in the assets, and relative to levels at which the Company can issue short-term and long-term debt, has a large effect on the Company's net asset growth, financing costs, and equity utilization, and therefore on the Company's earnings growth. Asset growth will likely slow when mortgage prices are high.

Growth in assets and earnings may be limited when the Company's access to new equity capital is limited. Holdings and the Company can benefit over time from the re-investment of any retained earnings at Holdings. Redwood REIT, however, is generally required to distribute at least 95% of its taxable income as dividends.

Through its Risk-Adjusted Capital Policy, the Company assigns a guideline capital adequacy amount (expressed as a guideline equity-to-assets ratio) to each of its mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by the Company's collateralized short-term lenders. Capital requirements for mortgage equity interests (assets funded with long-term debt) generally equal the Company's net investment. The sum of the capital adequacy amounts for all of the Company's mortgage assets is the Company's aggregate guideline capital adequacy amount.

Since management believes that the bulk of the capital currently necessary to manage the Company prudently is needed due to the liquidity and market value fluctuation risks that arise from the utilization of short-term debt, the total guideline equity-to-assets ratio capital amount has declined as the Company has eliminated some of these short-term risks through the creation of mortgage equity interests by issuing long-term debt.

The Company does not expect that its actual capital levels will always exceed the guideline amount. The Company measures all of its mortgage assets funded with short-term debt at estimated market value for the purpose of making Risk-Adjusted Capital calculations. If interest rates were to rise in a significant manner, the Company's capital guideline amount would rise (as the potential interest rate risk of its mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates) while its actual capital levels as determined for the Risk-Adjusted Capital Policy would likely fall as the market values of its mortgages, net of mark-to-market gains on hedges, decreased (market value declines may be temporary as well, as future coupon adjustments on ARMs may help to restore some of the lost market value). In this circumstance, or any other circumstance in which the Company's actual capital levels decreased below the Company's capital adequacy guideline amount, the Company would generally cease the acquisition of new mortgage assets until capital balance was restored. In certain cases prior to a planned equity offering or other circumstances, the Board of Directors has authorized management to acquire mortgage assets in a limited amount beyond the usual constraints of the Company's Risk-Adjusted Capital Policy.

Beginning in mid-1997, strong demand for mortgage assets in an environment of reduced supply led to increasing prices for mortgage loans and mortgage securities. These rising prices together with the potential for increased mortgage prepayment rates led the Company to reduce the rate at which it sought to acquire new mortgage assets. This decision resulted in the Company's balance sheet having excess capital in the latter part of 1997 and thus far in 1998. Management believed that refraining from committing significant capital to new mortgage acquisitions until mortgage prices adjusted downwards would maximize long-term shareholder value. During the third quarter of 1998, prices of mortgages and of equities of financial companies generally declined due to the nationwide liquidity crunch. Due to the Company's excess capital position, it was able to take advantage of this situation by repurchasing a substantial amount of its own common stock.

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

The Company is conducting a comprehensive review to determine if the Year 2000 Issue will affect its computer systems. The Company currently believes that it does not face "legacy" computer systems and software issues because it commenced operations within the past five years. Thus, the Company does not anticipate incurring internal Year 2000 Issue costs that would be material to its financial position, results of operations, or cash flows in future periods. Through September 30, 1998, the Company incurred less than $50,000 of expenses in connection with its review of the Year 2000 Issue.

There can be no assurance, however, that the Company's lenders, custodians, loan servicers, vendors, clients and other third-party partners (collectively, "Contract Parties") will resolve their own Year 2000 Issues in a timely manner, or that any failure by these Contract Parties to resolve such issues would not have an adverse effect on the Company's operations and financial condition. Each Contract Party is in turn subject to the Year 2000 Issues of various third parties with which it does business, making the Company's exposure to the noncompliance of any Contract Party difficult to assess. The Company believes it is devoting the necessary resources to address all of the Year 2000 Issues over which it has control. With respect to the Year 2000 Issues of Contract Parties, over which the Company has no control, the Company's contingency plan is to identify replacement vendors, where possible.

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1

INCOME STATEMENT                                                                        FOR THREE MONTHS ENDING
                                                                                ----------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                      SEP. 30,        JUN. 30,         MAR. 31,
                                                                                  1998            1998            1998
                                                                                --------        --------        --------
Mortgage Assets
                 Coupon Income                                                  $ 67,964        $ 64,348        $ 61,635
                 Amortization of Discount Balances                                   414             450             185
                 Amortization of Premium Balances                                 (7,280)        (11,470)         (8,343)
                                                                                --------        --------        --------
Total Interest Income From Mortgage Assets                                        61,098          53,328          53,477
Interest Income: Cash Balances                                                       460             455             384
                                                                                --------        --------        --------
Total Interest Income                                                             61,558          53,783          53,861

                 Interest Expense on Short-Term Debt                             (31,528)        (33,282)        (28,003)
                 Interest Expense on Long-Term Debt                              (24,642)        (16,887)        (18,094)
                                                                                --------        --------        --------
Total Interest Expense                                                           (56,170)        (50,169)        (46,097)

Interest Rate Agreement Expense                                                     (322)         (1,652)         (1,426)
Interest Rate Agreement Income                                                        75              28              48
                                                                                --------        --------        --------
Net Interest Rate Agreement Expense                                                 (247)         (1,624)         (1,378)

Net Interest Income                                                                5,142           1,990           6,386

Provision for Potential Credit Losses
                 Mortgage Loans                                                      638            (763)           (601)
                 Mortgage Securities                                                   0               0               0
                                                                                --------        --------        --------
Total Credit Provision                                                               638            (763)           (601)
Equity in Earnings of RWT Holdings, Inc.                                          (1,575)           (581)              0
Operating Expenses
                 Compensation and Benefits Expense                                  (390)           (145)         (1,048)
                 Dividend Equivalent Rights Expense                                    0              (6)           (195)
                 Other Operating Expenses                                           (639)           (438)           (682)
                                                                                --------        --------        --------
Total Operating Expenses                                                          (1,029)           (589)         (1,925)
Other Income (Expenses)                                                               --             139               0
                                                                                --------        --------        --------
Income before Unrealized and Realized Gains (Losses) on Assets                     3,175             196           3,860
Net Unrealized and Realized Gains (Losses) on Assets                             (40,293)              0            (723)
                                                                                --------        --------        --------

Income Before Preferred Dividends and Change in Accounting Principle             (37,118)            196           3,137
Preferred Dividends                                                                 (687)           (687)           (687)
                                                                                --------        --------        --------
Income Before Change in Accounting Principle                                     (37,804)           (491)          2,450
SFAS No. 133 Adjustments                                                         (10,061)              0               0
                                                                                --------        --------        --------
Income before Corporate Income Tax Expense                                       (47,866)           (491)          2,450
Corporate Income Tax Expense                                                           0               0               0
                                                                                --------        --------        --------
Net Income to Common Shareholders                                               $(47,866)       $   (491)       $  2,450
                                                                                ========        ========        ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends                                      $(47,179)       $    196        $  3,137
Mortgage Amortization and Income Differences                                      (4,452)           (268)             43
Credit Provisions less Actual Losses                                                (938)            299             552
Net Unrealized and Realized Gains (Losses) on Assets Differences                  41,741              15             729
Equity in earnings of RWT Holdings, Inc. net of Dividends to Redwood REIT          1,575             581               0
Operating Expense Differences                                                         13              15              67
                                                                                --------        --------        --------
Taxable Income Before Preferred Dividend                                        $ (9,240)       $    838        $  4,528
                                                                                ========        ========        ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                                            FOR THREE MONTHS ENDING
                                                                              -------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                    DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                                                1997          1997          1997          1997
                                                                              --------      --------      --------      --------
Mortgage Assets
                 Coupon Income                                                $ 61,506      $ 62,556      $ 54,353      $ 42,224
                                                                              --------      --------      --------      --------
                 Amortization of Discount Balances                                 258           376           417           272
                 Amortization of Premium Balances                               (8,179)       (6,888)       (5,527)       (4,090)
                                                                              --------      --------      --------      --------
Total Interest Income From Mortgage Assets                                      53,585        56,044        49,243        38,406
Interest Income: Cash Balances                                                     399           499           266           162
                                                                              --------      --------      --------      --------
Total Interest Income                                                           53,984        56,543        49,509        38,568

                 Interest Expense on Short-Term Debt                           (31,964)      (40,318)      (38,958)      (28,900)
                 Interest Expense on Long-Term Debt                            (14,567)       (5,570)            0             0
                                                                              --------      --------      --------      --------
Total Interest Expense                                                         (46,531)      (45,888)      (38,958)      (28,900)

Interest Rate Agreement Expense                                                 (1,281)       (1,064)         (912)         (602)
Interest Rate Agreement Income                                                      12            26            73             7
                                                                              --------      --------      --------      --------
Net Interest Rate Agreement Expense                                             (1,269)       (1,038)         (839)         (595)

Net Interest Income                                                              6,184         9,617         9,712         9,073

Provision for Potential Credit Losses
                 Mortgage Loans                                                 (1,516)         (473)         (299)         (215)
                 Mortgage Securities                                             1,000          (470)         (477)         (480)
                                                                              --------      --------      --------      --------
Total Credit Provision                                                            (516)         (943)         (776)         (695)
Equity in Earnings of RWT Holdings, Inc.                                             0             0             0             0
Operating Expenses
                 Compensation and Benefits Expense                                (413)         (441)         (516)         (529)
                 Dividend Equivalent Rights Expense                               (145)         (361)         (358)         (203)
                 Other Operating Expenses                                         (570)         (346)         (341)         (435)
                                                                              --------      --------      --------      --------
Total Operating Expenses                                                        (1,128)       (1,148)       (1,215)       (1,167)
Other Income (Expenses)                                                              0             0             0             0
                                                                              --------      --------      --------      --------
Income before Unrealized and Realized Gains (Losses) on Assets                   4,540         7,526         7,721         7,211
Net Unrealized and Realized Gains (Losses) on Assets                               543            20             0             0
                                                                              --------      --------      --------      --------

Income Before Preferred Dividends and Change in Accounting Principle             5,083         7,546         7,721         7,211
Preferred Dividends                                                               (686)         (687)         (687)         (755)
                                                                              --------      --------      --------      --------
Income Before Change in Accounting Principle                                     4,397         6,859         7,034         6,456
SFAS No. 133 Adjustments                                                             0             0             0             0
                                                                              --------      --------      --------      --------
Income before Corporate Income Tax Expense                                       4,397         6,859         7,034         6,456
Corporate Income Tax Expense                                                         0             0             0             0
                                                                              --------      --------      --------      --------
Net Income to Common Shareholders                                             $  4,397      $  6,859      $  7,034      $  6,456
                                                                              ========      ========      ========      ========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends                                    $  5,083      $  7,546      $  7,721      $  7,211
Mortgage Amortization and Income Differences                                       105           (95)         (103)          (87)
Credit Provisions less Actual Losses                                               475           875           747           653
Net Unrealized and Realized Gains (Losses) on Assets Differences                  (190)            0             0             0
Equity in earnings of RWT Holdings, Inc. net of Dividends to Redwood REIT            0             0             0             0
Operating Expense Differences                                                      113          (175)          (50)          135
                                                                              --------      --------      --------      --------
Taxable Income Before Preferred Dividend                                      $  5,586      $  8,151      $  8,315      $  7,912
                                                                              ========      ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                                                 FOR YEAR ENDING
                                                                            ------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                   DEC. 31,      DEC. 31,        DEC. 31,       DEC. 31,
                                                                              1997           1996           1995           1994
                                                                            ---------      ---------      ---------      ---------
Mortgage Assets
                 Coupon Income                                              $ 220,639      $  71,598      $  15,138      $   1,102
                 Amortization of Discount Balances                              1,323            909            919            101
                 Amortization of Premium Balances                             (24,684)        (6,107)          (563)           (19)
                                                                            ---------      ---------      ---------      ---------
Total Interest Income From Mortgage Assets                                    197,278         66,400         15,494          1,184
Interest Income: Cash Balances                                                  1,326            884            232            112
                                                                            ---------      ---------      ---------      ---------
Total Interest Income                                                         198,604         67,284         15,726          1,296

                 Interest Expense on Short-Term Debt                         (140,140)       (49,191)       (10,608)          (760)
                 Interest Expense on Long-Term Debt                           (20,137)             0              0              0
                                                                            ---------      ---------      ---------      ---------
Total Interest Expense                                                       (160,277)       (49,191)       (10,608)          (760)

Interest Rate Agreement Expense                                                (3,859)        (1,159)          (339)            (8)
Interest Rate Agreement Income                                                    118              1              0              0
                                                                            ---------      ---------      ---------      ---------
Net Interest Rate Agreement Expense                                            (3,741)        (1,158)          (339)            (8)

Net Interest Income                                                            34,586         16,935          4,779            528

Provision for Potential Credit Losses
                 Mortgage Loans                                                (2,503)          (348)           (79)             0
                 Mortgage Securities                                             (427)        (1,348)          (414)             0
                                                                            ---------      ---------      ---------      ---------
Total Credit Provision                                                         (2,930)        (1,696)          (493)             0
Equity in Earnings of RWT Holdings, Inc.                                            0              0              0              0
Operating Expenses
                 Compensation and Benefits Expense                             (1,899)        (1,191)          (463)           (63)
                 Dividend Equivalent Rights Expense                            (1,067)          (382)           (54)             0
                 Other Operating Expenses                                      (1,692)          (981)          (614)           (83)
                                                                            ---------      ---------      ---------      ---------
Total Operating Expenses                                                       (4,658)        (2,554)        (1,131)          (146)
Other Income (Expenses)                                                             0              0              0              0
                                                                            ---------      ---------      ---------      ---------
Income before Unrealized and Realized Gains (Losses) on Assets                 26,998         12,685          3,155            382
Net Unrealized and Realized Gains (Losses) on Assets                              563              0              0              0
                                                                            ---------      ---------      ---------      ---------

Income Before Preferred Dividends and Change in Accounting Principle           27,561         12,685          3,155            382
Preferred Dividends                                                            (2,815)        (1,148)             0              0
                                                                            ---------      ---------      ---------      ---------
Income Before Change in Accounting Principle                                   24,746         11,537          3,155            382
SFAS No. 133 Adjustments                                                            0              0              0              0
                                                                            =========      =========      =========      =========
Income before Corporate Income Tax Expense                                     24,746         11,537          3,155            382
Corporate Income Tax Expense                                                        0              0              0              0
                                                                            ---------      ---------      ---------      ---------
Net Income to Common Shareholders                                           $  24,746      $  11,537      $   3,155      $     382
                                                                            =========      =========      =========      =========

Calculation of Taxable REIT Income
GAAP Net Income Before Preferred Dividends                                  $  27,561      $  12,685      $   3,155      $     382
Mortgage Amortization and Income Differences                                     (180)           449            175            (28)
Credit Provisions less Actual Losses                                            2,750          1,689            490              0
Net Unrealized and Realized Gains (Losses) on Assets Differences                 (190)             0              0              0
Equity in earnings of RWT Holdings, Inc. net of Dividends to Redwood REIT           0              0              0              0
Operating Expense Differences                                                      23            345             12              0
                                                                            ---------      ---------      ---------      ---------
Taxable Income Before Preferred Dividend                                    $  29,964      $  15,168      $   3,832      $     354
                                                                            =========      =========      =========      =========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2

                                                                     AT
                                                ---------------------------------------------
BALANCE SHEETS                                    SEP. 30,         JUN. 30,        MAR. 31,
(ALL DOLLARS IN THOUSANDS)                         1998             1998             1998
                                                -----------      -----------      -----------
Mortgage Assets
                 Principal Value                  3,725,916        3,745,697        3,578,995
                 Unamortized Premium                 30,653           75,158           85,048
                 Unamortized Discount               (11,669)         (10,650)         (12,131)
                 Real Estate Owned                      171              266              497
                 Reserve For Credit Losses           (4,826)          (5,784)          (5,484)
                 Market Valuation Account               321          (10,497)          (4,375)
                                                -----------      -----------      -----------
Total Mortgage Assets                             3,740,566        3,794,190        3,642,549

Unrestricted Cash                               $     3,811      $    11,354      $     6,468
Restricted Cash                                      19,675           21,560           25,734
                                                -----------      -----------      -----------
 Total Cash and Cash Equivalents                     23,486           32,914           32,202

Interest Rate Agreements                              2,285            9,938           10,337
Market Valuation Account                                  0           (7,520)          (8,710)
                                                -----------      -----------      -----------
Total Interest Rate Agreements                        2,285            2,418            1,627

Accrued Interest Receivable                          25,050           21,554           23,886
Investment in RWT Holdings, Inc.                      7,744            9,319            9,900
Due From RWT Holdings, Inc.                             776              831                0
Fixed Assets, Leasehold, Org. Costs                     725              725              551
Prepaid Expenses and Other Receivables                1,584            4,976            2,975
                                                -----------      -----------      -----------
Other Assets                                         35,879           37,405           37,312

Total Assets                                    $ 3,802,216      $ 3,866,927      $ 3,713,691
                                                ===========      ===========      ===========

Short-Term Borrowings                           $ 2,067,166      $ 1,936,158      $ 2,288,018
Long-Term Borrowings                              1,465,888        1,593,344        1,081,279
Accrued Interest Payable                              9,152           13,675           12,212
Accrued Expenses and Other Payables                   1,781            2,192            1,797
Dividends Payable                                       687              687              687
                                                -----------      -----------      -----------
Total Liabilities                                 3,544,674        3,546,056        3,383,993
                                                -----------      -----------      -----------

Preferred Stock                                      26,736           26,736           26,736
Common Stock                                            118              141              141
Additional Paid-in Capital                          287,046          320,687          320,282
Accumulated Other Comprehensive Income                  321          (18,017)         (13,085)
Cumulative Earnings                                     (63)          47,253           50,729
Cumulative Distributions to Shareholders            (56,616)         (55,929)         (55,104)
                                                -----------      -----------      -----------
Total Stockholders' Equity                          257,542          320,871          329,698
                                                -----------      -----------      -----------

Total Liabilities plus Stockholders' Equity     $ 3,802,216      $ 3,866,927      $ 3,713,691
                                                ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                             AT
                                                --------------------------------------------------------------
BALANCE SHEETS                                   DEC. 31,         SEP. 30,         JUN. 30,         MAR. 31,
(ALL DOLLARS IN THOUSANDS)                         1997             1997             1997             1997
                                                -----------      -----------      -----------      -----------
Mortgage Assets
                 Principal Value                  3,298,499        3,358,993        3,290,215        2,555,729
                 Unamortized Premium                 86,173           86,934           87,661           65,107
                 Unamortized Discount               (12,442)         (14,387)         (15,091)         (15,641)
                 Real Estate Owned                      713              220              346              128
                 Reserve For Credit Losses           (4,931)          (4,456)          (3,580)          (2,833)
                 Market Valuation Account            (1,390)          10,619            3,603            2,224
                                                -----------      -----------      -----------      -----------
Total Mortgage Assets                             3,366,622        3,437,923        3,363,154        2,604,714

Unrestricted Cash                               $    24,892      $    28,758      $    29,425      $    12,985
Restricted Cash                                      24,657           28,938                0                0
                                                -----------      -----------      -----------      -----------
 Total Cash and Cash Equivalents                     49,549           57,696           29,425           12,985

Interest Rate Agreements                             10,781           11,708           12,233            7,879
Market Valuation Account                             (8,681)          (8,782)          (7,366)          (2,106)
                                                -----------      -----------      -----------      -----------
Total Interest Rate Agreements                        2,100            2,926            4,867            5,773

Accrued Interest Receivable                          23,119           23,859           24,065           17,722
Investment in RWT Holdings, Inc.                          0                0                0                0
Due From RWT Holdings, Inc.                               0                0                0                0
Fixed Assets, Leasehold, Org. Costs                     539              358              257              259
Prepaid Expenses and Other Receivables                2,268            2,490            2,738            1,611
                                                -----------      -----------      -----------      -----------
Other Assets                                         25,926           26,707           27,060           19,592

Total Assets                                    $ 3,444,197      $ 3,525,252      $ 3,424,506      $ 2,643,064
                                                ===========      ===========      ===========      ===========

Short-Term Borrowings                           $ 1,914,525      $ 2,639,773      $ 3,102,784      $ 2,373,279
Long-Term Borrowings                              1,172,801          497,367                0                0
Accrued Interest Payable                             14,476           20,216           18,153           14,962
Accrued Expenses and Other Payables                   2,172            2,129            1,743            1,262
Dividends Payable                                     5,686            9,433            8,638            7,899
                                                -----------      -----------      -----------      -----------
Total Liabilities                                 3,109,660        3,168,918        3,131,318        2,397,402
                                                -----------      -----------      -----------      -----------

Preferred Stock                                      26,736           26,733           26,733           29,383
Common Stock                                            143              146              133              119
Additional Paid-in Capital                          324,555          333,841          274,420          219,461
Accumulated Other Comprehensive Income              (10,071)           1,837           (3,762)             118
Cumulative Earnings                                  43,783           38,700           31,154           23,433
Cumulative Distributions to Shareholders            (50,609)         (44,923)         (35,490)         (26,852)
                                                -----------      -----------      -----------      -----------
Total Stockholders' Equity                          334,537          356,334          293,188          245,662
                                                -----------      -----------      -----------      -----------

Total Liabilities plus Stockholders' Equity     $ 3,444,197      $ 3,525,252      $ 3,424,506      $ 2,643,064
                                                ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                               AT
                                                --------------------------------------------------------------
BALANCE SHEETS                                   DEC. 31,         DEC. 31,         DEC. 31,         DEC. 31,
(ALL DOLLARS IN THOUSANDS)                         1997             1996             1995             1994
                                                -----------      -----------      -----------      -----------
Mortgage Assets
                 Principal Value                  3,298,499        2,117,048          443,625          120,627
                 Unamortized Premium                 86,173           54,317            9,644              828
                 Unamortized Discount               (12,442)         (16,093)         (17,032)          (1,320)
                 Real Estate Owned                      713              196                0                0
                 Reserve For Credit Losses           (4,931)          (2,180)            (490)               0
                 Market Valuation Account            (1,390)             139           (3,502)          (2,658)
                                                -----------      -----------      -----------      -----------
Total Mortgage Assets                             3,366,622        2,153,428          432,244          117,477

Unrestricted Cash                               $    24,892      $    11,068      $     4,825      $     1,027
Restricted Cash                                      24,657                0                0                0
                                                -----------      -----------      -----------      -----------
 Total Cash and Cash Equivalents                     49,549           11,068            4,825            1,027

Interest Rate Agreements                             10,781            6,200            2,521            1,791
Market Valuation Account                             (8,681)          (3,599)          (1,974)             101
                                                -----------      -----------      -----------      -----------
Total Interest Rate Agreements                        2,100            2,601              547            1,892

Accrued Interest Receivable                          23,119           14,134            3,270              743
Investment in RWT Holdings, Inc.                          0                0                0                0
Due From RWT Holdings, Inc.                               0                0                0                0
Fixed Assets, Leasehold, Org. Costs                     539              257              206              201
Prepaid Expenses and Other Receivables                2,268            2,709              465              188
                                                -----------      -----------      -----------      -----------
Other Assets                                         25,926           17,100            3,941            1,132

Total Assets                                    $ 3,444,197      $ 2,184,197      $   441,557      $   121,528
                                                ===========      ===========      ===========      ===========

Short-Term Borrowings                           $ 1,914,525      $ 1,953,103      $   370,316      $   100,376
Long-Term Borrowings                              1,172,801                0                0                0
Accrued Interest Payable                             14,476           14,060            1,290              676
Accrued Expenses and Other Payables                   2,172              761              227               29
Dividends Payable                                     5,686            5,268            1,434              167
                                                -----------      -----------      -----------      -----------
Total Liabilities                                 3,109,660        1,973,192          373,267          101,248
                                                -----------      -----------      -----------      -----------

Preferred Stock                                      26,736           29,579                0           22,785
Common Stock                                            143              110               55                2
Additional Paid-in Capital                          324,555          187,507           73,895               19
Accumulated Other Comprehensive Income              (10,071)          (3,460)          (5,476)          (2,557)
Cumulative Earnings                                  43,783           16,222            3,537              382
Cumulative Distributions to Shareholders            (50,609)         (18,954)          (3,721)            (350)
                                                -----------      -----------      -----------      -----------
Total Stockholders' Equity                          334,537          211,005           68,290           20,280
                                                -----------      -----------      -----------      -----------

Total Liabilities plus Stockholders' Equity     $ 3,444,197      $ 2,184,197      $   441,557      $   121,528
                                                ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3

DETAIL OF INTEREST INCOME AND MORTGAGE ASSET BALANCES                                AT OR FOR THREE MONTHS ENDING
                                                                              ---------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                      SEP. 30,         JUN. 30,        MAR. 31,
                                                                                 1998             1998             1998
                                                                              -----------      -----------      -----------
INTEREST INCOME ON MORTGAGE ASSETS
Mortgage Loans - Held for Sale
                 Coupon Income                                                $         0      $         0      $         0
                 Amortization of Discount Balances                                      0                0                0
                 Amortization of Premium Balances                                       0                0                0
                                                                              -----------      -----------      -----------
                 Interest Income:  Mortgage Loans - Held for Sale             $         0      $         0      $         0
Mortgage Loans - Held for Investment
                 Coupon Income                                                $    40,614      $    33,523      $    28,306
                 Amortization of Discount Balances                                      1                1                0
                 Amortization of Premium Balances                                  (3,021)          (3,619)          (2,496)
                                                                              -----------      -----------      -----------
                 Interest Income:  Mortgage Loans - Held for Investment       $    37,594      $    29,905      $    25,810
Mortgage Securities - Trading
                 Coupon Income                                                $    26,962      $         0      $         0
                 Amortization of Discount Balances                                     26                0                0
                 Amortization of Premium Balances                                  (4,259)               0                0
                                                                              -----------      -----------      -----------
                 Interest Income: Mortgage Securities - Trading               $    22,728      $         0      $         0
Mortgage Securities - Available for Sale
                 Coupon Income                                                $       389      $    30,825      $    33,330
                 Amortization of Discount Balances                                    388              449              185
                 Amortization of Premium Balances                                       0           (7,851)          (5,848)
                                                                              -----------      -----------      -----------
                 Interest Income: Mortgage Securities - Available for Sale    $       777      $    23,423      $    27,667

MORTGAGE ASSET BALANCES
Mortgage Loans - Held for Sale
                 Principal Value                                              $ 1,031,058      $         0      $         0
                 Unamortized Premium                                                2,326                0                0
                 Unamortized Discount                                              (1,369)               0                0
                 Real Estate Owned                                                    171                0                0
                 Reserve For Credit Losses                                              0                0                0
                 Market Valuation Account                                               0                0                0
                                                                              -----------      -----------      -----------
                 Total Mortgage Loans - Held for Sale                         $ 1,032,186      $         0      $         0
Mortgage Loans - Held for Investment
                 Principal Value                                              $ 1,234,075      $ 2,191,501      $ 1,837,020
                 Unamortized Premium                                               17,993           35,660           37,943
                 Unamortized Discount                                                   0                0              (27)
                 Real Estate Owned                                                      0              266              497
                 Reserve For Credit Losses                                         (3,390)          (4,079)          (3,449)
                 Market Valuation Account                                               0                0                0
                                                                              -----------      -----------      -----------
                 Total Mortgage Loans - Held for Investment                   $ 1,248,678      $ 2,223,348      $ 1,871,984
Mortgage Securities - Trading
                 Principal Value                                              $ 1,442,574      $         0      $         0
                 Unamortized Premium                                               10,334                0                0
                 Unamortized Discount                                              (1,272)               0                0
                 Reserve For Credit Losses                                              0                0                0
                 Market Valuation Account                                               0                0                0
                                                                              -----------      -----------      -----------
                 Total Mortgage Securities - Trading                          $ 1,451,636      $         0      $         0
 Mortgage Securities - Available for Sale
                 Principal Value                                              $    18,209      $ 1,554,196      $ 1,741,975
                 Unamortized Premium                                                    0           39,498           47,105
                 Unamortized Discount                                              (9,028)         (10,650)         (12,104)
                 Reserve For Credit Losses                                         (1,436)          (1,705)          (2,035)
                 Market Valuation Account                                             321          (10,497)          (4,375)
                                                                              -----------      -----------      -----------
                 Total Mortgage Securities - Available for Sale               $     8,066      $ 1,570,842      $ 1,770,566

SUPPLEMENTAL HISTORICAL INFORMATION

DETAIL OF INTEREST INCOME AND MORTGAGE ASSET BALANCES                              AT OR FOR THREE MONTHS ENDING
                                                                    --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                            DEC. 31,        SEP. 30,         JUN. 30,         MAR. 31,
                                                                        1997            1997             1997             1997
                                                                    -----------      -----------      -----------      -----------
INTEREST INCOME ON MORTGAGE ASSETS
Mortgage Loans - Held for Sale
       Coupon Income                                                $         0      $         0      $         0      $         0
       Amortization of Discount Balances                                      0                0                0                0
       Amortization of Premium Balances                                       0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Interest Income:  Mortgage Loans - Held for Sale             $         0      $         0      $         0      $         0
Mortgage Loans - Held for Investment
       Coupon Income                                                $    24,911      $    21,432      $    14,474      $    10,784
       Amortization of Discount Balances                                      0                1                8               11
       Amortization of Premium Balances                                  (2,088)          (1,803)          (1,462)            (940)
                                                                    -----------      -----------      -----------      -----------
       Interest Income:  Mortgage Loans - Held for Investment       $    22,823      $    19,630      $    13,020      $     9,855
Mortgage Securities - Trading
       Coupon Income                                                $         0      $         0      $         0      $         0
       Amortization of Discount Balances                                      0                0                0                0
       Amortization of Premium Balances                                       0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Interest Income: Mortgage Securities - Trading               $         0      $         0      $         0      $         0
Mortgage Securities - Available for Sale
       Coupon Income                                                $    36,595      $    41,124      $    39,879      $    31,440
       Amortization of Discount Balances                                    258              375              409              261
       Amortization of Premium Balances                                  (6,091)          (5,085)          (4,065)          (3,150)
                                                                    -----------      -----------      -----------      -----------
       Interest Income: Mortgage Securities -Available for Sale     $    30,762      $    36,414      $    36,223      $    28,551

MORTGAGE ASSET BALANCES
Mortgage Loans  - Held for Sale
       Principal Value                                              $         0      $         0      $         0      $         0
       Unamortized Premium                                                    0                0                0                0
       Unamortized Discount                                                   0                0                0                0
       Real Estate Owned                                                      0                0                0                0
       Reserve For Credit Losses                                              0                0                0                0
       Market Valuation Account                                               0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Loans - Held for Sale                         $         0      $         0      $         0      $         0
Mortgage Loans - Held for Investment
       Principal Value                                              $ 1,519,124      $ 1,348,619      $ 1,111,029      $   716,009
       Unamortized Premium                                               34,844           30,852           25,442           15,951
       Unamortized Discount                                                   0                0             (123)            (131)
       Real Estate Owned                                                    713              220              346              128
       Reserve For Credit Losses                                         (2,855)          (1,363)            (929)            (630)
       Market Valuation Account                                               0                0                0           (1,291)
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Loans - Held for Investment                   $ 1,551,826      $ 1,378,328      $ 1,135,765      $   730,035
Mortgage Securities - Trading
       Principal Value                                              $         0      $         0      $         0      $         0
       Unamortized Premium                                                    0                0                0                0
       Unamortized Discount                                                   0                0                0                0
       Reserve For Credit Losses                                              0                0                0                0
       Market Valuation Account                                               0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Securities - Trading                          $         0      $         0      $         0      $         0
 Mortgage Securities - Available for Sale
       Principal Value                                              $ 1,779,375      $ 2,010,374      $ 2,179,186      $ 1,839,720
       Unamortized Premium                                               51,329           56,082           62,219           49,156
       Unamortized Discount                                             (12,442)         (14,387)         (14,968)         (15,510)
       Reserve For Credit Losses                                         (2,076)          (3,093)          (2,651)          (2,203)
       Market Valuation Account                                          (1,390)          10,619            3,603            3,516
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Securities - Available for Sale               $ 1,814,796      $ 2,059,595      $ 2,227,389      $ 1,874,679

SUPPLEMENTAL HISTORICAL INFORMATION

DETAIL OF INTEREST INCOME AND MORTGAGE ASSET BALANCES                                   AT OR FOR YEAR ENDING
                                                                    --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                           DEC. 31,         DEC. 31,         DEC. 31,         DEC. 31,
                                                                       1997             1996             1995             1994
                                                                    -----------      -----------      -----------      -----------
INTEREST INCOME ON MORTGAGE ASSETS
Mortgage Loans - Held for Sale
       Coupon Income                                                $         0      $         0      $         0      $         0
       Amortization of Discount Balances                                      0                0                0                0
       Amortization of Premium Balances                                       0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Interest Income:  Mortgage Loans - Held for Sale             $         0      $         0      $         0      $         0
Mortgage Loans - Held for Investment
       Coupon Income                                                $    71,601      $     5,466      $       379      $         0
       Amortization of Discount Balances                                     20               31                4                0
       Amortization of Premium Balances                                  (6,293)            (313)              (4)               0
                                                                    -----------      -----------      -----------      -----------
       Interest Income:  Mortgage Loans - Held for Investment       $    65,328      $     5,184      $       379      $         0
Mortgage Securities - Trading
       Coupon Income                                                $         0      $         0      $         0      $         0
       Amortization of Discount Balances                                      0                0                0                0
       Amortization of Premium Balances                                       0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Interest Income: Mortgage Securities - Trading               $         0      $         0      $         0      $         0
Mortgage Securities - Available for Sale
       Coupon Income                                                $   149,038      $    66,131      $    14,759      $     1,102
       Amortization of Discount Balances                                  1,303              879              915              101
       Amortization of Premium Balances                                 (18,391)          (5,794)            (559)             (19)
                                                                    -----------      -----------      -----------      -----------
       Interest Income: Mortgage Securities -Available for Sale     $   131,949      $    61,216      $    15,115      $     1,184

MORTGAGE ASSET BALANCES
Mortgage Loans  - Held for Sale
       Principal Value                                              $         0      $         0      $         0      $         0
       Unamortized Premium                                                    0                0                0                0
       Unamortized Discount                                                   0                0                0                0
       Real Estate Owned                                                      0                0                0                0
       Reserve For Credit Losses                                              0                0                0                0
       Market Valuation Account                                               0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Loans - Held for Sale                         $         0      $         0      $         0      $         0
Mortgage Loans - Held for Investment
       Principal Value                                              $ 1,519,124      $   514,837      $    26,411      $         0
       Unamortized Premium                                               34,844           12,389              210                0
       Unamortized Discount                                                   0             (142)            (172)               0
       Real Estate Owned                                                    713              196                0                0
       Reserve For Credit Losses                                         (2,855)            (428)             (79)               0
       Market Valuation Account                                               0           (1,377)              80                0
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Loans - Held for Investment                   $ 1,551,826      $   525,475      $    26,450      $         0
Mortgage Securities - Trading
       Principal Value                                              $         0      $         0      $         0      $         0
       Unamortized Premium                                                    0                0                0                0
       Unamortized Discount                                                   0                0                0                0
       Reserve For Credit Losses                                              0                0                0                0
       Market Valuation Account                                               0                0                0                0
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Securities - Trading                          $         0      $         0      $         0      $         0
 Mortgage Securities - Available for Sale
       Principal Value                                              $ 1,779,375      $ 1,602,212      $   417,214      $   120,627
       Unamortized Premium                                               51,329           41,928            9,433              828
       Unamortized Discount                                             (12,442)         (15,951)         (16,860)          (1,320)
       Reserve For Credit Losses                                         (2,076)          (1,752)            (411)               0
       Market Valuation Account                                          (1,390)           1,516           (3,582)          (2,658)
                                                                    -----------      -----------      -----------      -----------
       Total Mortgage Securities - Available for Sale               $ 1,814,796      $ 1,627,953      $   405,794      $   117,477

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4

MORTGAGE ASSET CHARACTERISTICS                                                             AT OR FOR THREE MONTHS ENDING
                                                                                 --------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                         SEP. 30,           JUN. 30,          MAR. 31,
                                                                                     1998               1998              1998
                                                                                 -------------      -------------     -------------
Average Characteristics of Loans and Securities (Mortgage Assets)
     at End of Period
Single-Family Properties                                                                   100%               100%              100%
Short-Term Adjustable Rate Mortgage Assets (First reset in 12 months or less)               62%                77%               91%
Hybrid Loans (First reset in more than 12 months)                                           38%                23%                9%
First Lien                                                                                  98%               100%              100%
Home Equity Loans (AAA and AA securities)                                                    2%                 0%                0%
Average Credit Rating Equivalent                                                           AA+                AA+               AA+
Amortized Cost as % of Principal Value                                                  100.51%            101.72%           102.04%
Coupon Rate                                                                               7.24%              7.42%             7.59%
Months to Next Coupon Adjustment (Short-Term Adjustable Rate Mortgage Assets)                4                  4                 4
Months to Next Coupon Adjustment (Hybrid Loans)                                             58                 56                52
                                                                                 -------------      -------------     -------------
Months to Next Coupon Adjustment (Total Mortgage Assets)                                    24                 15                 8

For Short-Term Adjustable Rate Mortgage Assets
    Coupon Rate                                                                           7.37%              7.59%             7.67%
    Level of Index                                                                        4.87%              5.61%             5.61%
    Net Margin                                                                            2.03%              1.98%             2.02%
    Fully Indexed Coupon Rate                                                             6.90%              7.59%             7.63%
    Coupon Rate Versus Fully-Indexed Rate                                                 0.47%              0.00%             0.04%
    Net Life Cap                                                                         11.63%             12.09%            12.09%

Percentage of Mortgage Assets by Credit Type, by Amortized Cost
Mortgage Loans                                                                            61.0%              58.5%             51.3%
Mortgage Securities: AAA/AA                                                               38.8%              41.3%             48.4%
Mortgage Securities: A/BBB                                                                 0.0%               0.0%              0.0%
Mortgage Securities: Below BBB                                                             0.2%               0.2%              0.3%
                                                                                 -------------      -------------     -------------
Total Mortgage Assets (%)                                                                100.0%             100.0%            100.0%
Total Mortgage Assets (Amortized Cost)                                           $   3,745,071      $   3,810,471     $   3,652,409

Percentage of Mortgage Assets by Index, Adjustment Frequency,
   and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                                           11.3%              18.8%             20.2%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                                    14.4%              16.2%             20.0%
6 Month LIBOR, adjusts every 6 months, no periodic cap                                     8.2%              10.4%             11.6%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap                             0.8%               0.9%              1.0%
6 Mo. Treasury, adjusts every 6 months, 2% annualized periodic cap                         0.4%               0.4%              0.5%
6 Month Treasury, adjusts every 6 months, no periodic cap                                  0.3%               0.4%              0.4%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                                   1.0%               1.1%              1.3%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                                  33.1%              21.5%              8.1%
7/1 Hybrid: 12 Month Treasury with 7 year initial coupon                                   3.8%              21.5%              0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                                      24.6%              28.7%             35.2%
12 Month Treasury, adjusts annually, no periodic cap                                       0.0%               0.3%              0.3%
Other                                                                                      2.1%               1.3%              1.4%
                                                                                 -------------      -------------     -------------
Total Mortgage Assets (%)                                                                100.0%             100.0%            100.0%
Total Mortgage Assets (Principal Value)                                          $   3,726,087      $   3,745,963     $   3,579,492

Net Mortgage Asset Growth
Mortgage Acquisitions                                                            $     764,918      $     594,836     $     603,803
Mortgage Principal Repayments                                                         (414,719)          (425,292)         (306,112)
Amortization                                                                            (6,866)           (11,020)           (8,158)
Mark-to-Market Adjustments                                                             (32,873)                 0                 0
Writedowns                                                                                   0                  0              (729)
Credit Losses                                                                             (320)              (462)              (49)
Sales                                                                                 (375,539)                 0            (9,289)
                                                                                 -------------      -------------     -------------
Change in Mortgage Assets (Amortized Cost)                                       $     (65,399)     $     158,062     $     279,466

SUPPLEMENTAL HISTORICAL INFORMATION

MORTGAGE ASSET CHARACTERISTICS                                                    AT OR FOR THREE MONTHS ENDING
                                                                   -----------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                           DEC. 31,         SEP. 30,         JUN. 30,        MAR. 31,
                                                                       1997             1997             1997             1997
                                                                   -------------    -------------    -------------    -------------
Average Characteristics of Loans and Securities
     (Mortgage Assets) at End of Period
Single-Family Properties                                                     100%             100%             100%             100%
Short-Term Adjustable Rate Mortgage Assets
     (First reset in 12 months or less)                                       98%              98%              98%              98%
Hybrid Loans (First reset in more than 12 months)                              2%               2%               2%               2%
First Lien                                                                   100%             100%             100%             100%
Home Equity Loans (AAA and AA securities)                                      0%               0%               0%               0%
Average Credit Rating Equivalent                                             AA+              AA+              AA+              AA+
Amortized Cost as % of Principal Value                                    102.23%          102.16%          102.21%          101.94%
Coupon Rate                                                                 7.71%            7.75%            7.73%            7.70%
Months to Next Coupon Adjustment
     (Short-Term Adjustable Rate Mortgage Assets)                              4                4                4                5
Months to Next Coupon Adjustment
     (Hybrid Loans)                                                           21               24               27               30
                                                                   -------------    -------------    -------------    -------------
Months to Next Coupon Adjustment
     (Total Mortgage Assets)                                                   4                4                5                5

For Short-Term Adjustable Rate Mortgage Assets
    Coupon Rate                                                             7.73%            7.77%            7.75%            7.71%
    Level of Index                                                          5.68%            5.65%            5.77%            5.98%
    Net Margin                                                              2.05%            2.10%            2.15%            2.20%
    Fully Indexed Coupon Rate                                               7.73%            7.75%            7.92%            8.18%
    Coupon Rate Versus Fully-Indexed Rate                                   0.00%            0.02%          -0.17%           -0.47%
    Net Life Cap                                                           12.07%           12.01%           11.99%           11.88%

Percentage of Mortgage Assets by Credit
     Type, by Amortized Cost
Mortgage Loans                                                              46.1%            40.2%            33.8%            28.1%
Mortgage Securities: AAA/AA                                                 53.6%            58.2%            64.5%            69.8%
Mortgage Securities: A/BBB                                                   0.0%             0.7%             0.8%             1.0%
Mortgage Securities: Below BBB                                               0.3%             0.9%             0.9%             1.1%
                                                                   -------------    -------------    -------------    -------------
Total Mortgage Assets (%)                                                  100.0%           100.0%           100.0%           100.0%
Total Mortgage Assets (Amortized Cost)                             $   3,372,943    $   3,431,760    $   3,363,131    $   2,605,323

Percentage of Mortgage Assets by Index, Adjustment Frequency,
     and Annualized Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                             20.2%            12.4%             8.9%             2.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                      21.5%            26.2%            27.5%            32.4%
6 Month LIBOR, adjusts every 6 months, no periodic cap                      11.2%            11.4%             7.4%             1.9%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap               1.2%             1.3%             1.5%             1.9%
6 Mo. Treasury, adjusts every 6 months, 2% annualized periodic cap           0.6%             0.6%             0.6%             0.8%
6 Month Treasury, adjusts every 6 months, no periodic cap                    0.5%             0.5%             0.5%             0.7%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                     1.6%             1.7%             1.8%             2.4%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                     0.0%             0.0%             0.0%             0.0%
7/1 Hybrid: 12 Month Treasury with 7 year initial coupon                     0.0%             0.0%             0.0%             0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                        41.6%            44.5%            50.3%            55.4%
12 Month Treasury, adjusts annually, no periodic cap                         0.1%             0.1%             0.1%             0.1%
Other                                                                        1.5%             1.3%             1.4%             1.8%
                                                                   -------------    -------------    -------------    -------------
Total Mortgage Assets (%)                                                  100.0%           100.0%           100.0%           100.0%
Total Mortgage Assets (Principal Value)                            $   3,299,212    $   3,359,213    $   3,290,562    $   2,555,857

Net Mortgage Asset Growth
Mortgage Acquisitions                                              $     342,283    $     369,463    $     962,890    $     627,075
Mortgage Principal Repayments                                           (347,427)        (252,398)        (199,945)        (173,362)
Amortization                                                              (7,921)          (6,512)          (5,109)          (3,818)
Mark-to-Market Adjustments                                                     0                0                0                0
Writedowns                                                                     0                0                0                0
Credit Losses                                                                (40)             (68)             (28)             (41)
Sales                                                                    (45,712)         (41,856)               0                0
                                                                   -------------    -------------    -------------    -------------
Change in Mortgage Assets (Amortized Cost)                         $     (58,817)   $      68,629    $     757,808    $     449,854

SUPPLEMENTAL HISTORICAL INFORMATION

MORTGAGE ASSET CHARACTERISTICS                                                     AT OR FOR YEAR ENDING
                                                             --------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                     DEC. 31,           DEC. 31,           DEC. 31,         DEC. 31,
                                                                 1997               1996               1995             1994
                                                             -------------      -------------      -------------    -------------
Average Characteristics of Loans and Securities
     (Mortgage Assets) at End of Period
Single-Family Properties                                               100%               100%               100%             100%
Short-Term Adjustable Rate Mortgage Assets
     (First reset in 12 months or less)                                 98%               100%               100%             100%
Hybrid Loans (First reset in more than 12 months)                        2%                 0%                 0%               0%
First Lien                                                             100%               100%               100%             100%
Home Equity Loans (AAA and AA securities)                                0%                 0%                 0%               0%
Average Credit Rating Equivalent                                       AA+                AA+                AA+              AA+
Amortized Cost as % of Principal Value                              102.23%            101.81%             98.33%           99.59%
Coupon Rate                                                           7.71%              7.75%              7.50%            6.00%
Months to Next Coupon Adjustment
     (Short-Term Adjustable Rate Mortgage Assets)                        4                  5                  3                3
Months to Next Coupon Adjustment (Hybrid Loans)                         21                n/a                n/a              n/a
                                                             -------------      -------------      -------------    -------------
Months to Next Coupon Adjustment (Total Mortgage Assets)                 4                  5                  3                3

For Short-Term Adjustable Rate Mortgage Assets
    Coupon Rate                                                       7.73%              7.75%              7.50%            6.00%
    Level of Index                                                    5.68%              5.58%              5.44%            6.94%
    Net Margin                                                        2.05%              2.24%              2.08%            2.25%
    Fully Indexed Coupon Rate                                         7.73%              7.82%              7.52%            9.19%
    Coupon Rate Versus Fully-Indexed Rate                             0.00%            -0.07%             -0.02%           -3.19%
    Net Life Cap                                                     12.07%             11.73%             11.54%           11.48%

Percentage of Mortgage Assets by Credit Type,
     by Amortized Cost
Mortgage Loans                                                        46.1%              24.5%               6.1%             0.0%
Mortgage Securities: AAA/AA                                           53.6%              73.0%              81.5%            92.9%
Mortgage Securities: A/BBB                                             0.0%               1.2%               5.8%             4.3%
Mortgage Securities: Below BBB                                         0.3%               1.3%               6.6%             2.8%
                                                             -------------      -------------      -------------    -------------
Total Mortgage Assets (%)                                            100.0%             100.0%             100.0%           100.0%
Total Mortgage Assets (Amortized Cost)                       $   3,372,943      $   2,155,469      $     436,236    $     120,135

Percentage of Mortgage Assets by Index,
     Adjustment Frequency, and Annualized
     Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                       20.2%               1.4%               7.6%             3.9%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                21.5%              36.2%              60.3%            78.3%
6 Month LIBOR, adjusts every 6 months, no periodic cap                11.2%               0.0%               0.0%             0.0%
6 Month CD, adjusts every 6 months,
     2% annualized periodic cap                                        1.2%               2.5%              12.2%            17.8%
6 Mo. Treasury, adjusts every 6 months,
     2% annualized periodic cap                                        0.6%               1.1%               0.0%             0.0%
6 Month Treasury, adjusts every 6 months, no periodic cap              0.5%               0.9%               4.9%             0.0%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon               1.6%               0.0%               0.0%             0.0%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon               0.0%               0.0%               0.0%             0.0%
7/1 Hybrid: 12 Month Treasury with 7 year initial coupon               0.0%               0.0%               0.0%             0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                  41.6%              55.7%              12.3%             0.0%
12 Month Treasury, adjusts annually, no periodic cap                   0.1%               0.0%               0.0%             0.0%
Other                                                                  1.5%               2.2%               2.7%             0.0%
                                                             -------------      -------------      -------------    -------------
Total Mortgage Assets (%)                                            100.0%             100.0%             100.0%           100.0%
Total Mortgage Assets (Principal Value)                      $   3,299,212      $   2,117,244      $     443,625    $     120,627

Net Mortgage Asset Growth
Mortgage Acquisitions                                        $   2,301,711      $   1,982,864      $     354,572    $     121,297
Mortgage Principal Repayments                                     (973,132)          (258,424)           (38,824)          (1,244)
Amortization                                                       (23,361)            (5,200)               357               82
Mark-to-Market Adjustments                                               0                  0                  0                0
Writedowns                                                               0                  0                  0                0
Credit Losses                                                         (179)                (7)                (4)              (0)
Sales                                                              (87,565)                 0                  0                0
                                                             -------------      -------------      -------------    -------------
Change in Mortgage Assets (Amortized Cost)                   $   1,217,474      $   1,719,233      $     316,101    $     120,135

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5

                                                                                              AT
                                                                         ----------------------------------------------
MORTGAGE LOAN SUMMARY                                                      SEP. 30,         JUN. 30,        MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                   1998             1998            1998
                                                                         ------------     ------------     ------------
Number of Loans                                                                 7,299            7,032            5,939
Principal Value                                                          $  2,265,305     $  2,191,767     $  1,837,518
Amortized Cost                                                              2,284,254        2,227,427        1,875,433
Reported Value (Net of Credit Reserve)                                      2,280,864        2,223,348        1,871,984
Estimated Bid-Side Market Value                                             2,283,738        2,219,772        1,872,775

Short-Term Adjustable Rate Loans (Initial reset in 12 months or less)            37.6%            61.8%            81.6%
Hybrid Loans  (Initial reset in more than 12 months)                             62.4%            38.2%            18.4%
Single-Family                                                                   100.0%           100.0%           100.0%
"A" Quality Underwriting                                                        100.0%           100.0%           100.0%
First Lien                                                                      100.0%           100.0%           100.0%
Primary Residence (Owner-Occupied)                                               93.7%            90.6%            89.3%
Second Home                                                                       4.9%             7.1%             7.9%
Investor Property                                                                 1.4%             2.3%             2.8%

Average Loan Size                                                        $        310     $        312     $        309
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)                12.6%            15.9%            18.8%
Loan Balance Greater Than $500,000                                               25.9%            32.9%            36.4%
Original Loan-To-Value Ratio                                                     74.6%            76.1%            77.0%
Original Loan-to-Value Ratio > 80%                                               24.3%            30.8%            34.6%
% of Original Loan-to-Value Ratio > 80% with Primary Mortgage                    97.3%            97.0%            96.5%
   Insurance or Pledged Account Collateral
Effective Average Original Loan-to-Value Ratio Including Primary                 68.0%            67.3%            66.8%
   Mortgage Insurance or Pledged Account Collateral

Year of Origination
1992 and Prior Years' Origination                                                 2.2%             2.6%             3.5%
   1993                                                                           1.1%             1.6%             2.5%
   1994                                                                           4.9%             6.4%             9.6%
   1995                                                                           0.5%             0.7%             1.0%
   1996                                                                           4.9%             5.9%             8.1%
   1997                                                                          34.2%            51.6%            63.8%
   1998                                                                          52.2%            31.2%            11.5%
Average Seasoning in Months                                                        15               15               16

Geographic Distribution of Properties Securing Loans
Northern California                                                              24.7%            18.0%            12.6%
Southern California                                                              19.2%            16.9%            17.2%
Florida                                                                           5.5%             7.5%             8.8%
New York                                                                          4.2%             5.6%             6.7%
New Jersey                                                                        3.8%             4.2%             4.2%
Colorado                                                                          3.7%             4.5%             4.3%
Texas                                                                             3.4%             3.5%             4.0%
Illinois                                                                          3.3%             3.0%             3.0%
Connecticut                                                                       2.8%             3.4%             3.7%
Georgia                                                                           2.8%             4.6%             5.1%
Washington                                                                        2.5%             1.8%             1.7%
Massachusetts                                                                     2.3%             2.3%             2.5%
Michigan                                                                          2.2%             2.3%             2.3%
Maryland                                                                          1.9%             2.2%             2.6%
Other States                                                                     17.7%            20.2%            21.3%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                                 AT
                                                                       ---------------------------------------------------------
MORTGAGE LOAN SUMMARY                                                     DEC. 31,     SEP. 30,        JUN. 30,      MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                 1997          1997            1997           1997
                                                                       ------------   ------------   ------------   ------------
Number of Loans                                                               5,041          4,651          3,983          2,795
Principal Value                                                        $  1,519,837   $  1,348,839   $  1,111,376   $    716,137
Amortized Cost                                                            1,554,681      1,379,691      1,136,694        731,957
Reported Value (Net of Credit Reserve)                                    1,551,826      1,378,328      1,135,765        730,035
Estimated Bid-Side Market Value                                           1,552,586      1,379,166      1,136,004        729,561

Short-Term Adjustable Rate Loans (Initial reset in 12 months or less)          96.4%          95.9%          94.8%          91.6%
Hybrid Loans  (Initial reset in more than 12 months)                            3.6%           4.2%           5.2%           8.4%
Single-Family                                                                 100.0%         100.0%         100.0%         100.0%
"A" Quality Underwriting                                                      100.0%         100.0%         100.0%         100.0%
First Lien                                                                    100.0%         100.0%         100.0%         100.0%
Primary Residence (Owner-Occupied)                                             88.6%          90.6%          91.9%          94.3%
Second Home                                                                     8.5%           7.2%           6.0%           4.0%
Investor Property                                                               2.9%           2.4%           2.1%           1.7%

Average Loan Size                                                      $        301   $        290   $        279   $        256
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)              18.1%          19.3%          19.8%          19.7%
Loan Balance Greater Than $500,000                                             36.5%          32.6%          27.0%          14.3%
Original Loan-To-Value Ratio                                                   77.7%          76.5%          77.7%          73.7%
Original Loan-to-Value Ratio > 80%                                             37.5%          34.5%          32.8%          24.3%
% of Original Loan-to-Value Ratio > 80% with Primary Mortgage                  94.9%          95.6%          93.8%          94.5%
   Insurance or Pledged Account Collateral
Effective Average Original Loan-to-Value Ratio Including Primary               66.1%          66.3%          69.2%          68.5%
   Mortgage Insurance or Pledged Account Collateral

Year of Origination
1992 and Prior Years' Origination                                               4.6%           5.8%           8.0%          13.8%
   1993                                                                         3.5%           4.3%           5.8%           9.3%
   1994                                                                        13.3%          16.9%          23.1%          40.6%
   1995                                                                         1.3%           1.6%           2.4%           4.3%
   1996                                                                        11.1%          13.9%          18.2%          29.9%
   1997                                                                        66.2%          57.5%          42.5%           2.1%
   1998                                                                         n/a            n/a            n/a            n/a
Average Seasoning in Months                                                      18             19             22             33

Geographic Distribution of Properties Securing Loans
Northern California                                                            11.2%          12.5%          12.8%          16.9%
Southern California                                                            18.2%          19.1%          20.9%          24.4%
Florida                                                                         9.4%           8.6%           8.2%           4.6%
New York                                                                        7.2%           6.4%           5.3%           3.8%
New Jersey                                                                      4.4%           4.2%           3.9%           3.2%
Colorado                                                                        3.8%           3.1%           2.9%           2.2%
Texas                                                                           3.9%           4.1%           3.7%           3.4%
Illinois                                                                        2.9%           3.2%           3.5%           4.0%
Connecticut                                                                     4.2%           4.1%           3.7%           3.2%
Georgia                                                                         4.9%           3.9%           3.1%           2.3%
Washington                                                                      1.3%           1.6%           1.2%           1.4%
Massachusetts                                                                   2.4%           2.3%           2.3%           2.7%
Michigan                                                                        1.9%           2.1%           2.0%           1.6%
Maryland                                                                        3.0%           3.4%           4.3%           6.4%
Other States                                                                   21.3%          21.4%          22.2%          19.9%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                     AT
                                                            ----------------------------------------------------------
MORTGAGE LOAN SUMMARY                                         DEC. 31,         DEC. 31,      DEC. 31,       DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                      1997             1996          1995           1994
                                                            ------------     ------------   ------------  ------------
Number of Loans                                                    5,041            2,172            109             0
Principal Value                                             $  1,519,837     $    515,033   $     26,411  $          0
Amortized Cost                                                 1,554,681          527,280         26,449             0
Reported Value (Net of Credit Reserve)                         1,551,826          525,475         26,450             0
Estimated Bid-Side Market Value                                1,552,586          525,475         26,450             0

Short-Term Adjustable Rate Loans
     (Initial reset in 12 months or less)                           96.4%           100.0%         100.0%          n/a
Hybrid Loans  (Initial reset in more than 12 months)                 3.6%             0.0%           0.0%          n/a
Single-Family                                                      100.0%           100.0%         100.0%          n/a
"A" Quality Underwriting                                           100.0%           100.0%         100.0%          n/a
First Lien                                                         100.0%           100.0%         100.0%          n/a
Primary Residence (Owner-Occupied)                                  88.6%            94.4%         100.0%          n/a
Second Home                                                          8.5%             4.0%           0.0%          n/a
Investor Property                                                    2.9%             2.0%           0.0%          n/a

Average Loan Size                                           $        301     $        237   $        242           n/a
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)   18.1%            21.7%          11.3%          n/a
Loan Balance Greater Than $500,000                                  36.5%             7.6%          12.8%          n/a
Original Loan-To-Value Ratio                                        77.7%            76.8%          76.0%          n/a
Original Loan-to-Value Ratio > 80%                                  37.5%            25.3%          26.0%          n/a
% of Original Loan-to-Value Ratio > 80% with
     Primary Mortgage                                               94.9%            96.6%         100.0%          n/a
Insurance or Pledged Account Collateral
Effective Average Original Loan-to-Value Ratio
     Including Primary                                              66.1%            73.2%          72.4%          n/a
Mortgage Insurance or Pledged Account Collateral

Year of Origination
1992 and Prior Years' Origination                                    4.6%            19.1%           0.0%          n/a
     1993                                                            3.5%            13.5%           0.0%          n/a
     1994                                                           13.3%            52.5%           2.0%          n/a
     1995                                                            1.3%             7.2%          98.0%          n/a
     1996                                                           11.1%             7.7%           n/a           n/a
     1997                                                           66.2%             n/a            n/a           n/a
     1998                                                            n/a              n/a            n/a           n/a
Average Seasoning in Months                                           18               37              4           n/a

Geographic Distribution of Properties Securing Loans
Northern California                                                 11.2%            17.5%          30.0%          n/a
Southern California                                                 18.2%            26.0%          44.0%          n/a
Florida                                                              9.4%             4.2%           1.1%          n/a
New York                                                             7.2%             3.1%           0.0%          n/a
New Jersey                                                           4.4%             2.8%           1.2%          n/a
Colorado                                                             3.8%             1.3%           3.2%          n/a
Texas                                                                3.9%             2.3%           3.9%          n/a
Illinois                                                             2.9%             3.8%           0.0%          n/a
Connecticut                                                          4.2%             3.0%           1.3%          n/a
Georgia                                                              4.9%             2.3%           1.0%          n/a
Washington
Massachusetts                                                        2.4%             3.4%           1.7%          n/a
Michigan                                                             1.9%             1.1%           0.0%          n/a
Maryland                                                             3.0%             8.0%           1.6%          n/a
Other States                                                        21.3%            19.9%           7.2%          n/a

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6

                                                                            FOR THREE MONTHS ENDING
EARNING ASSET YIELD, INTEREST RATE SPREAD                         -------------------------------------
AND INTEREST RATE MARGIN                                           SEP. 30,      JUN. 30,      MAR. 31,
                                                                    1998          1998          1998
                                                                  ---------     ---------     ---------
Mortgage Coupon Rate (All Mortgage Assets)                             7.22%         7.52%         7.65%
Amortized Cost as % of Principal Value                               101.13%       101.98%       102.21%
Coupon Yield on Amortized Cost                                         7.14%         7.37%         7.49%

Effect of Premium/Discount Amortization                              -0.72%        -1.26%        -0.99%

Mortgage Yield                                                         6.42%         6.11%         6.50%
Cash Yield                                                             5.68%         5.23%         5.51%
                                                                  ---------     ---------     ---------
Earning Asset Yield (Mortgages plus Cash)                              6.42%         6.10%         6.49%

Cost of Funds of Short-Term Borrowings                                 5.93%         5.88%         5.77%
Cost of Funds of Long-Term Borrowings                                  6.46%         6.45%         6.44%
                                                                  ---------     ---------     ---------
Total Cost of Funds                                                    6.15%         6.06%         6.01%
Cost of Hedging (as % of Borrowings)                                   0.03%         0.19%         0.18%
Interest Rate Spread                                                   0.24%       -0.15%          0.30%

Net Interest Margin (Net Interest Income/Assets)                       0.52%         0.22%         0.75%
Net Interest Income/Average Equity                                     7.04%         2.33%         7.45%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                   -0.06%          0.08%         0.07%
Credit Provisions as a % of Equity                                   -0.87%          0.89%         0.70%

Operating Expenses to Average Assets                                   0.10%         0.06%         0.22%
Operating Expenses to Average Equity                                   1.41%         0.69%         2.24%
Efficiency Ratio (Op. Exp./Net Int. Income)                           20.03%        29.65%        30.14%

Combined Entity Total Operating Expenses                          $   2,751     $   1,379     $   1,925
Combined Entity Operating Expenses to Average Assets                   0.28%         0.14%         0.22%
Combined Entity Operating Expenses to Average Equity                   3.77%         1.62%         2.24%
Combined Entity Efficiency Ratio (Op. Exp./Net Int. Income)           52.18%        59.71%        30.14%

GAAP Return on Common Equity                                        -72.19%        -0.62%          3.10%
Taxable Income Return on Common Equity                              -14.97%          0.19%         4.86%


PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools               29%           34%           26%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                       23%           28%           22%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                 37%           40%           29%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                   FOR THREE MONTHS ENDING
EARNING ASSET YIELD, INTEREST RATE SPREAD                         ---------------------------------------------------
AND INTEREST RATE MARGIN                                           DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                                    1997          1997           1997         1997
                                                                  ---------     ---------     ---------     ---------
Mortgage Coupon Rate (All Mortgage Assets)                             7.70%         7.77%         7.74%         7.70%
Amortized Cost as % of Principal Value                               102.20%       102.22%       102.15%       101.84%
Coupon Yield on Amortized Cost                                         7.53%         7.60%         7.57%         7.56%

Effect of Premium/Discount Amortization                              -0.98%        -0.79%        -0.71%        -0.68%

Mortgage Yield                                                         6.55%         6.81%         6.86%         6.88%
Cash Yield                                                             5.59%         5.60%         5.52%         5.33%
                                                                  ---------     ---------     ---------     ---------
Earning Asset Yield (Mortgages plus Cash)                              6.54%         6.80%         6.86%         6.87%

Cost of Funds of Short-Term Borrowings                                 5.96%         5.98%         5.86%         5.62%
Cost of Funds of Long-Term Borrowings                                  6.40%         6.28%          n/a           n/a
                                                                  ---------     ---------     ---------     ---------
Total Cost of Funds                                                    6.09%         6.02%         5.86%         5.62%
Cost of Hedging (as % of Borrowings)                                   0.17%         0.14%         0.13%         0.12%
Interest Rate Spread                                                   0.28%         0.64%         0.87%         1.13%

Net Interest Margin (Net Interest Income/Assets)                       0.72%         1.12%         1.31%         1.57%
Net Interest Income/Average Equity                                     7.06%        11.13%        13.25%        15.30%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                     0.06%         0.11%         0.10%         0.12%
Credit Provisions as a % of Equity                                     0.59%         1.09%         1.06%         1.17%

Operating Expenses to Average Assets                                   0.13%         0.13%         0.16%         0.20%
Operating Expenses to Average Equity                                   1.29%         1.33%         1.66%         1.97%
Efficiency Ratio (Op. Exp./Net Int. Income)                           18.25%        11.93%        12.51%        12.86%

Combined Entity Total Operating Expenses                          $   1,128     $   1,148     $   1,215     $   1,167
Combined Entity Operating Expenses to Average Assets                   0.13%         0.13%         0.16%         0.20%
Combined Entity Operating Expenses to Average Equity                   1.29%         1.33%         1.66%         1.97%
Combined Entity Efficiency Ratio (Op. Exp./Net Int. Income)           18.25%        11.93%        12.51%        12.86%

GAAP Return on Common Equity                                           5.43%         8.60%        10.65%        12.44%
Taxable Income Return on Common Equity                                 6.06%         9.36%        11.55%        13.79%


PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools               27%           24%           23%           24%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                       24%           23%           28%           24%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                 30%           25%           22%           23%

SUPPLEMENTAL HISTORICAL INFORMATION

EARNING ASSET YIELD, INTEREST RATE SPREAD                                          FOR YEAR ENDING
AND INTEREST RATE MARGIN                                          ---------------------------------------------------
                                                                   DEC. 31,     DEC. 31,      DEC. 31,      DEC. 31,
                                                                     1997         1996          1995          1994
                                                                  ---------     ---------     ---------     ---------
Mortgage Coupon Rate (All Mortgage Assets)                             7.72%         7.55%         7.16%         6.09%
Amortized Cost as % of Principal Value                               102.13%       100.68%        99.02%       100.02%
Coupon Yield on Amortized Cost                                         7.56%         7.50%         7.23%         6.09%

Effect of Premium/Discount Amortization                              -0.81%        -0.55%          0.17%         0.45%

Mortgage Yield                                                         6.75%         6.95%         7.40%         6.54%
Cash Yield                                                             5.53%         5.51%         5.43%         4.73%
                                                                  ---------     ---------     ---------     ---------
Earning Asset Yield (Mortgages plus Cash)                              6.74%         6.93%         7.36%         6.33%

Cost of Funds of Short-Term Borrowings                                 5.86%         5.71%         6.06%         5.55%
Cost of Funds of Long-Term Borrowings                                  6.31%          n/a           n/a           n/a
                                                                  ---------     ---------     ---------     ---------
Total Cost of Funds                                                    5.92%         5.71%         6.06%         5.55%
Cost of Hedging (as % of Borrowings)                                   0.14%         0.13%         0.19%         0.06%
Interest Rate Spread                                                   0.68%         1.09%         1.11%         0.72%

Net Interest Margin (Net Interest Income/Assets)                       1.14%         1.69%         2.17%         2.50%
Net Interest Income/Average Equity                                    11.27%        12.90%        11.03%         7.27%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Assets                                     0.10%         0.17%         0.22%         0.00%
Credit Provisions as a % of Equity                                     0.95%         1.29%         1.14%         0.00%

Operating Expenses to Average Assets                                   0.15%         0.26%         0.51%         0.69%
Operating Expenses to Average Equity                                   1.52%         1.94%         2.61%         2.01%
Efficiency Ratio (Op. Exp./Net Int. Income)                           13.47%        15.08%        23.66%        27.73%

Combined Entity Total Operating Expenses                          $   4,658     $   2,554     $   1,131     $     146
Combined Entity Operating Expenses to Average Assets                   0.15%         0.26%         0.51%         0.69%
Combined Entity Operating Expenses to Average Equity                   1.52%         1.94%         2.61%         2.01%
Combined Entity Efficiency Ratio (Op. Exp./Net Int. Income)           13.47%        15.08%        23.66%        27.73%

GAAP Return on Common Equity                                           8.87%         9.61%         7.28%         5.25%
Taxable Income Return on Common Equity                                 9.73%        11.68%         8.84%         4.86%


PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities and Mortgage Loan Pools               25%           25%           19%            9%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Loan Pools                                       24%           26%            5%          n/a

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                 25%           24%           19%            9%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7

AVERAGE DAILY BALANCE SHEET                                                   AT OR FOR THREE MONTHS ENDING
                                                                      ---------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             SEP. 30,          JUN. 30,        MAR. 31,
                                                                         1998             1998             1998
                                                                      -----------      -----------      -----------
Cash                                                                  $    32,316      $    34,833      $    27,907
Mortgage Loans                                                          2,332,743        1,867,851        1,546,869
Mortgage Securities                                                     1,472,594        1,622,388        1,745,368
Credit Reserve                                                             (5,733)          (5,677)          (5,126)
Market Valuation Adjustment, Mortgage Assets                                1,295           (4,401)          (4,272)
Interest Rate Agreements                                                      679            9,995           10,394
Market Valuation Adjustment, Interest Rate Agreements                           0           (8,246)          (8,863)
Other Assets                                                              128,846          136,765           98,835
                                                                      -----------      -----------      -----------
Total Assets                                                            3,962,741        3,653,508        3,411,112
                                                                      -----------      -----------      -----------

Short-Term Borrowings                                                   2,127,967        2,263,697        1,942,426
Long-Term Borrowings                                                    1,526,785        1,047,828        1,124,190
Other Liabilities                                                          14,737           13,464           14,602
                                                                      -----------      -----------      -----------
Total Liabilities                                                       3,669,488        3,324,989        3,081,218
                                                                      -----------      -----------      -----------

Preferred Stock                                                            26,736           26,736           26,736
Common Stock                                                              305,633          321,266          321,420
Market Valuation Adjustment                                                 1,295          (12,647)         (13,136)
Retained Earnings, after Dividend                                         (40,411)          (6,836)          (5,127)
                                                                      -----------      -----------      -----------
Stockholders' Equity                                                  $   293,253      $   328,519      $   329,894
                                                                      ===========      ===========      ===========

Amortized Cost of Total Assets                                        $ 3,961,446      $ 3,666,155      $ 3,424,247
Equity, before Market Valuation Adjustments                               291,958          341,166          343,029


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings: 1 to 6 Month LIBOR, no caps                           58.5%            54.9%            67.9%
Long-Term Borrowings: 1 Month LIBOR, 10% cap                                  8.0%             9.3%            11.3%
Long-Term Borrowings: Federal Funds, 10% cap                                  2.6%             3.2%             4.2%
Long-Term Borrowings: 1 Year Treasury, 10% cap                               13.7%            14.7%            16.6%
Long-Term Borrowings: Fixed Rate until December 2002                         17.2%            18.0%             0.0%
                                                                      -----------      -----------      -----------
Total Borrowings %                                                          100.0%           100.0%           100.0%
Total Borrowings $                                                    $ 3,533,054      $ 3,529,502      $ 3,369,297


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                     $     3,811      $    11,354      $     6,468
Estimated Borrowing Capacity                                              113,764          145,285          174,702
                                                                      -----------      -----------      -----------
Total Liquidity                                                       $   117,575      $   156,639      $   181,170
Total Liquidity as Percent of Short-Term Borrowings                             6%               8%               8%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                                $    30,653      $    75,158      $    85,048
Unamortized Discount of Mortgage Assets                                   (11,669)         (10,651)         (12,131)
Unamortized Deferred Bond Issuance Cost of Long-Term Debt                   4,140            4,704            3,300
Net Unamortized Premium of Long-Term Debt                                  (6,451)          (6,970)          (5,551)
                                                                      -----------      -----------      -----------
Net Premium                                                           $    16,673      $    62,242      $    70,666
Net Premium as Percent of Equity (before Market Value Adjustments)            6.5%            18.4%            20.6%
Net Premium as Percent of Common Equity (before MV Adjustments)               7.2%            19.9%            22.4%
Net Premium as Percent of Assets (Amortized Cost)                             0.4%             1.6%             1.9%

SUPPLEMENTAL HISTORICAL INFORMATION

AVERAGE DAILY BALANCE SHEET                                              AT OR FOR THREE MONTHS ENDING
                                                         --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                DEC. 31,          SEP. 30,        JUN. 30,         MAR. 31,
                                                            1997              1997            1997             1997
                                                         -----------      -----------      -----------      -----------
Cash                                                     $    28,592      $    35,647      $    19,307      $    12,147
Mortgage Loans                                             1,360,029        1,155,099          758,445          574,781
Mortgage Securities                                        1,914,118        2,136,442        2,111,832        1,658,629
Credit Reserve                                                (4,679)          (3,873)          (3,083)          (2,394)
Market Valuation Adjustment, Mortgage Assets                   5,937            6,072            1,913            1,022
Interest Rate Agreements                                      11,207           11,943           11,185            6,899
Market Valuation Adjustment, Interest Rate Agreements         (8,792)          (8,640)          (4,576)          (4,004)
Other Assets                                                 117,643           85,689           75,928           58,856
                                                         -----------      -----------      -----------      -----------
Total Assets                                               3,424,055        3,418,379        2,970,951        2,305,936
                                                         -----------      -----------      -----------      -----------

Short-Term Borrowings                                      2,144,794        2,695,438        2,659,914        2,056,051
Long-Term Borrowings                                         910,870          355,028                0                0
Other Liabilities                                             20,912           24,714           20,530           15,691
                                                         -----------      -----------      -----------      -----------
Total Liabilities                                          3,076,576        3,075,181        2,680,444        2,071,742
                                                         -----------      -----------      -----------      -----------

Preferred Stock                                               26,733           26,733           28,946           29,545
Common Stock                                                 328,384          321,492          265,561          208,426
Market Valuation Adjustment                                   (2,855)          (2,568)          (2,663)          (2,982)
Retained Earnings, after Dividend                             (4,783)          (2,458)          (1,337)            (795)
                                                         -----------      -----------      -----------      -----------
Stockholders' Equity                                     $   347,479      $   343,199      $   290,507      $   234,194
                                                         ===========      ===========      ===========      ===========

Amortized Cost of Total Assets                           $ 3,426,910      $ 3,420,947      $ 2,973,614      $ 2,308,918
Equity, before Market Valuation Adjustments                  350,334          345,767          293,170          237,176


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps             62.0%            84.1%           100.0%           100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                   13.8%             9.9%             0.0%             0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                    5.3%             6.0%             0.0%             0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                 18.9%             0.0%             0.0%             0.0%
Long-Term Borrowings:  Fixed Rate until December 2002            0.0%             0.0%             0.0%             0.0%
                                                         -----------      -----------      -----------      -----------
Total Borrowings %                                             100.0%           100.0%           100.0%           100.0%
Total Borrowings $                                       $ 3,087,326      $ 3,137,140      $ 3,102,784      $ 2,373,279


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                        $    24,893      $    28,758      $    29,425      $    12,985
Estimated Borrowing Capacity                                 182,713          206,442          160,338          140,561
                                                         -----------      -----------      -----------      -----------
Total Liquidity                                          $   207,606      $   235,200      $   189,763      $   153,546
Total Liquidity as Percent of Short-Term Borrowings               11%               9%               6%               6%


NET PREMIUM AS % OF EQUITY AND ASSETS
     (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                   $    86,173      $    86,934      $    87,661      $    65,107
Unamortized Discount of Mortgage Assets                      (12,442)         (14,387)         (15,091)         (15,641)
Unamortized Deferred Bond Issuance Cost of
     Long-Term Debt                                            3,703            1,492                0                0
Net Unamortized Premium of Long-Term Debt                     (5,795)               0                0                0
                                                         -----------      -----------      -----------      -----------
Net Premium                                              $    71,639      $    74,039      $    72,569      $    49,466
Net Premium as Percent of Equity
     (before Market Value Adjustments)                          20.8%            20.9%            24.4%            20.1%
Net Premium as Percent of Common Equity
     (before MV Adjustments)                                    22.5%            22.6%            26.9%            22.9%
Net Premium as Percent of Assets
     (Amortized Cost)                                            2.1%             2.1%             2.1%             1.9%

SUPPLEMENTAL HISTORICAL INFORMATION

AVERAGE DAILY BALANCE SHEET                                                      AT OR FOR YEAR ENDING
                                                             --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                     DEC. 31,         DEC. 31,        DEC. 31,         DEC. 31,
                                                                1997             1996             1995             1994
                                                             -----------      -----------      -----------      -----------
Cash                                                         $    24,001      $    16,016      $     4,272      $     6,627
Mortgage Loans                                                   964,768           77,215            5,006                0
Mortgage Securities                                            1,956,452          877,907          204,284           50,080
Credit Reserve                                                    (3,514)          (1,262)             (92)               0
Market Valuation Adjustment, Mortgage Assets                      (1,134)          (2,347)             (78)            (583)
Interest Rate Agreements                                          10,325            3,280            2,039              759
Market Valuation Adjustment, Interest Rate Agreements             (2,482)          (1,948)          (1,046)              31
Other Assets                                                      84,693           26,606            5,107              948
                                                             -----------      -----------      -----------      -----------
Total Assets                                                   3,033,108          995,467          219,492           57,862
                                                             -----------      -----------      -----------      -----------

Short-Term Borrowings                                          2,390,132          861,316          174,926           37,910
Long-Term Borrowings                                             319,076                0                0                0
Other Liabilities                                                 20,488            7,131            2,342              367
                                                             -----------      -----------      -----------      -----------
Total Liabilities                                              2,729,696          868,447          177,268           38,277
                                                             -----------      -----------      -----------      -----------

Preferred Stock                                                   27,978           11,274                0                0
Common Stock                                                     281,405          120,436           43,390           20,941
Market Valuation Adjustment                                       (3,617)          (4,295)          (1,124)            (552)
Retained Earnings, after Dividend                                 (2,354)            (395)             (42)            (804)
                                                             -----------      -----------      -----------      -----------
Stockholders' Equity                                         $   303,412      $   127,020      $    42,224      $    19,585
                                                             ============     ===========      ===========      ===========

Amortized Cost of Total Assets                               $ 3,036,725      $   999,762      $   220,616      $    58,414
Equity, before Market Valuation Adjustments                      307,029          131,315           43,349           20,137


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps                 62.0%           100.0%           100.0%           100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                       13.8%             0.0%             0.0%             0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                        5.3%             0.0%             0.0%             0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                     18.9%             0.0%             0.0%             0.0%
Long-Term Borrowings:  Fixed Rate until December 2002                0.0%             0.0%             0.0%             0.0%
                                                             -----------      -----------      -----------      -----------
Total Borrowings %                                                 100.0%           100.0%           100.0%           100.0%
Total Borrowings $                                           $ 3,087,326      $ 1,953,103      $   370,316      $   100,376


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                            $    24,893      $    11,068      $     4,825      $     1,027
Estimated Borrowing Capacity                                     182,713          123,995           38,698           11,907
                                                             -----------      -----------      -----------      -----------
Total Liquidity                                              $   207,606      $   135,063      $    43,523      $    12,934
Total Liquidity as Percent of Short-Term Borrowings                   11%               7%              12%              13%


NET PREMIUM AS % OF EQUITY AND ASSETS (AT END OF PERIOD)

Unamortized Premium of Mortgage Assets                       $    86,173      $    54,318      $     9,644      $       827
Unamortized Discount of Mortgage Assets                          (12,442)         (16,093)         (17,032)          (1,320)
Unamortized Deferred Bond Issuance Cost of Long-Term Debt          3,703                0                0                0
Net Unamortized Premium of Long-Term Debt                         (5,795)               0                0                0
                                                             -----------      -----------      -----------      -----------
Net Premium                                                  $    71,639      $    38,225      $    (7,389)     $      (493)
Net Premium as Percent of Equity
     (before Market Value Adjustments)                              20.8%            17.8%          -10.0%            -2.2%
Net Premium as Percent of Common Equity
     (before MV Adjustments)                                        22.5%            20.7%          -10.0%            -2.2%
Net Premium as Percent of Assets
     (Amortized Cost)                                                2.1%             1.7%           -1.7%            -0.4%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                            AT OR FOR THREE MONTHS ENDING
  REALIZABLE VALUE                                              --------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                       SEP. 30,         JUN. 30,         MAR. 31,
                                                                   1998             1998             1998
                                                                -----------     -----------      -----------
Cash                                                            $    23,486     $    32,914      $    32,202
Mortgage Loans                                                    2,283,738       2,219,772        1,872,775
Mortgage Securities                                               1,459,702       1,570,842        1,770,566
Interest Rate Agreements                                              2,285            (123)           2,584
Other Assets                                                         34,824          36,476           36,521
Short-Term Borrowings                                             2,067,166       1,936,158        2,288,018
Long-Term Borrowings                                              1,464,947       1,591,961        1,080,530
Other Liabilities                                                    10,094          15,255           13,288
                                                                -----------     -----------      -----------
"Mark-To-Market" of Total Equity                                    261,828         316,507          332,812
Liquidation Cost of Preferred Equity                                 28,195          28,195           28,195
                                                                -----------     -----------      -----------
"Mark-To-Market" of Common Equity                               $   233,633     $   288,312      $   304,617

"Mark-To-Market" of Common Equity / Common Share Outstanding    $     19.74     $     20.48      $     21.65

Reported Common Equity Per Common Share Outstanding             $     19.51     $     20.89      $     21.53




AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD
     VERSUS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                           7.37%           9.31%           10.02%
Average Risk-Adjusted Capital Guideline                                6.43%           7.37%            7.76%
Average Balance Sheet Capacity Utilization                               87%             79%              77%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                            6.77%           8.30%            8.88%
Ending Risk-Adjusted Capital Guideline                                 6.08%           6.48%            7.59%
Excess Capital                                                  $    25,559     $    64,465      $    49,552
Estimated Asset Growth Potential
     (Same Asset Mix and Funding)                               $   418,136     $ 1,007,936      $   560,440
Estimated Asset Growth Potential Assuming All Assets
     (existing and future) Use Long-Term Funding                $ 1,288,989     $ 3,800,803      $ 4,185,088


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Investments in Assets with Short-Term Funding
  Agencies                                                             20.6%           19.9%            22.1%
  Mortgage Securities Rated "AAA" or "AA"                              30.7%           26.3%            28.0%
  Mortgage Securities Rated "A" or below                                0.0%            0.0%             0.0%
  Mortgage Loans                                                       17.0%           12.6%            18.2%
                                                                -----------     -----------      -----------
Equity Investment in Assets with Short-Term Funding                    68.3%           58.8%            68.3%

Equity Investment in Assets with Long-Term,
     Non-Recourse Funding (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                3.6%            2.9%             2.8%
  Mortgage Loans                                                       18.1%           17.8%            14.1%
                                                                -----------     -----------      -----------
Equity Investment in Assets with Long-Term,
     Non-Recourse Funding                                              21.7%           20.7%            16.9%

Excess Capital                                                         10.0%           20.5%            14.8%
                                                                -----------     -----------      -----------
Total Market-Value of Capital %                                       100.0%          100.0%           100.0%
Total Capital Available per Risk-Adjusted Capital               $   256,571     $   314,679      $   331,548

Capital Utilization at Period-end                                        90%             80%              85%
Capital Utilization at Period-end assuming all Mortgage
  Loans use Long-Term, Non-Recourse Funding                              82%             73%              76%

SUPPLEMENTAL HISTORICAL INFORMATION

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                         AT OR FOR THREE MONTHS ENDING
  REALIZABLE VALUE                                                  ------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                            DEC. 31,        SEP. 30,        JUN. 30,         MAR. 31,
                                                                        1997            1997            1997             1997
                                                                    -----------     -----------     -----------      -----------
Cash                                                                $    49,549     $    57,696     $    29,425      $    12,985
Mortgage Loans                                                        1,552,586       1,379,166       1,136,004          729,561
Mortgage Securities                                                   1,814,796       2,059,595       2,227,389        1,874,679
Interest Rate Agreements                                                  1,522           2,169           4,206            5,773
Other Assets                                                             25,156          26,048          25,857           19,291
Short-Term Borrowings                                                 1,914,525       2,639,773       3,102,784        2,373,279
Long-Term Borrowings                                                  1,172,938         497,465               0                0
Other Liabilities                                                        21,201          30,628          27,515           23,411
                                                                    -----------     -----------     -----------      -----------
"Mark-To-Market" of Total Equity                                        334,945         356,808         292,582          245,598
Liquidation Cost of Preferred Equity                                     28,195          28,195          28,195           30,989
                                                                    -----------     -----------     -----------      -----------
"Mark-To-Market" of Common Equity                                   $   306,750     $   328,613     $   264,387      $   214,610

"Mark-To-Market" of Common Equity / Common Share Outstanding        $     21.47     $     22.54     $     19.95      $     18.03

Reported Common Equity Per Common Share Outstanding                 $     21.55     $     22.61     $     20.11      $     18.17




AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
      RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                              10.22%          10.11%           9.86%           10.27%
Average Risk-Adjusted Capital Guideline                                    8.07%           9.04%           9.52%           10.10%
Average Balance Sheet Capacity Utilization                                   79%             89%             96%              98%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                                9.71%          10.12%           8.55%            9.28%
Ending Risk-Adjusted Capital Guideline                                     7.51%           8.59%           9.41%           10.09%
Excess Capital                                                      $    76,589     $    53,027     $   (27,047)     $   (20,519)
Estimated Asset Growth Potential (Same Asset Mix and Funding)       $ 1,037,376     $   551,347     $  (563,228)     $  (267,698)
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                                 $ 4,791,828     $ 5,209,015     $ 3,461,784      $ 3,450,901


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Investments in Assets with Short-Term Funding
  Agencies                                                                 24.0%           25.7%           35.7%            37.0%
  Mortgage Securities Rated "AAA" or "AA"                                  27.6%           28.6%           36.3%            37.1%
  Mortgage Securities Rated "A" or below                                    0.0%            5.9%            6.4%             7.6%
  Mortgage Loans                                                            8.2%           17.9%           30.8%            26.6%
                                                                    -----------     -----------     -----------      -----------
Equity Investment in Assets with Short-Term Funding                        59.8%           78.1%          109.2%           108.3%

Equity Investment in Assets with Long-Term, Non-Recourse Funding
  (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                    2.7%            0.0%            0.0%             0.0%
  Mortgage Loans                                                           14.7%            7.1%            0.0%             0.0%
                                                                    -----------     -----------     -----------      -----------
Equity Investment in Assets with Long-Term, Non-Recourse Funding           17.4%            7.1%            0.0%             0.0%

Excess Capital                                                             22.8%           14.9%          -9.2%            -8.3%
                                                                    -----------     -----------     -----------      -----------
Total Market-Value of Capital %                                           100.0%          100.0%          100.0%           100.0%
Total Capital Available per Risk-Adjusted Capital                   $   335,345     $   355,797     $   294,952      $   246,109

Capital Utilization at Period-end                                            77%             85%            109%             108%
Capital Utilization at Period-end assuming all Mortgage
  Loans use Long-Term, Non-Recourse Funding                                  73%             76%             94%              95%

SUPPLEMENTAL HISTORICAL INFORMATION

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                          AT OR FOR YEAR ENDING
  REALIZABLE VALUE                                                  ------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                           DEC. 31,        DEC. 31,         DEC. 31,        DEC. 31,
                                                                       1997            1996             1995            1994
                                                                    -----------     -----------      -----------     -----------
Cash                                                                $    49,549     $    11,068      $     4,825     $     1,027
Mortgage Loans                                                        1,552,586         525,475           26,450               0
Mortgage Securities                                                   1,814,796       1,627,953          405,794         117,477
Interest Rate Agreements                                                  1,522           2,601              547           1,892
Other Assets                                                             25,156          16,778            3,671             888
Short-Term Borrowings                                                 1,914,525       1,953,103          370,316         100,376
Long-Term Borrowings                                                  1,172,938               0                0               0
Other Liabilities                                                        21,201          19,531            2,829             872
                                                                    -----------     -----------      -----------     -----------
"Mark-To-Market" of Total Equity                                        334,945         211,241           68,142          20,036
Liquidation Cost of Preferred Equity                                     28,195          31,194                0               0
                                                                    -----------     -----------      -----------     -----------
"Mark-To-Market" of Common Equity                                   $   306,750     $   180,047      $    68,142     $    20,036

"Mark-To-Market" of Common Equity / Common Share Outstanding        $     21.47     $     16.37      $     12.35     $     10.69

Reported Common Equity Per Common Share Outstanding                 $     21.55     $     16.50      $     12.38     $     10.82




AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD
     VERSUS RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                              10.11%          13.13%           19.65%          34.47%
Average Risk-Adjusted Capital Guideline                                    9.09%          10.93%           13.45%          10.62%
Average Balance Sheet Capacity Utilization                                   90%             83%              68%             31%

Excess Capital and Asset Growth Potential At Period End
Ending Actual Equity/Assets                                                9.71%           9.66%           15.47%          16.69%
Ending Risk-Adjusted Capital Guideline                                     7.51%           9.97%           12.59%          10.84%
Excess Capital                                                      $    76,589     $    (7,835)     $    12,117     $     6,600
Estimated Asset Growth Potential (Same Asset Mix and Funding)       $ 1,037,376     $   254,662      $   104,902     $   215,757
Estimated Asset Growth Potential Assuming All Assets (existing
  and future) Use Long-Term Funding                                 $ 4,791,828     $ 3,970,772      $ 1,340,981     $   799,596


INVESTMENT OF RISK-ADJUSTED CAPITAL

Equity Investments in Assets with Short-Term Funding
  Agencies                                                                 24.0%           39.3%            29.3%           33.1%
  Mortgage Securities Rated "AAA" or "AA"                                  27.6%           32.6%            22.7%           18.9%
  Mortgage Securities Rated "A" or below                                    0.0%            8.9%            26.7%           14.8%
  Mortgage Loans                                                            8.2%           22.9%             3.5%            0.0%
                                                                    -----------     -----------      -----------     -----------
Equity Investment in Assets with Short-Term Funding                        59.8%          103.7%            82.2%           66.9%

Equity Investment in Assets with Long-Term, Non-Recourse Funding
  (Mortgage Equity Interests)
  Mortgage Securities Rated "A" or below                                    2.7%            0.0%             0.0%            0.0%
  Mortgage Loans                                                           14.7%            0.0%             0.0%            0.0%
                                                                    -----------     -----------      -----------     -----------
Equity Investment in Assets with Long-Term, Non-Recourse Funding           17.4%            0.0%             0.0%            0.0%

Excess Capital                                                             22.8%          -3.7%             17.8%           33.1%
                                                                    -----------     -----------      -----------     -----------
Total Market-Value of Capital %                                           100.0%          100.0%           100.0%          100.0%
Total Capital Available per Risk-Adjusted Capital                   $   334,945     $   211,241      $    68,142     $    20,036

Capital Utilization at Period-end                                            77%            104%              82%             67%
Capital Utilization at Period-end assuming all Mortgage
  Loans use Long-Term, Non-Recourse Funding                                  73%             92%              80%             67%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 9

CREDIT PROVISIONS AND CREDIT RESERVES                                  AT OR FOR THREE MONTHS ENDING
                                                                      --------------------------------
(ALL DOLLARS IN THOUSANDS)                                            SEP. 30,     JUN. 30,    MAR. 31,
                                                                       1998         1998        1998
                                                                      -------      -------     -------
MORTGAGE LOANS
Credit Provision During Period                                        $  (638)     $   763     $   601
Actual Losses During Period                                                51          133           7
Cumulative Actual Losses                                                  267          216          83
Mortgage Loan Credit Reserve at End of Period                           3,390        4,079       3,450
Annualized Mortgage Loan Credit Provision as % of Average
  Amortized Cost of Mortgage Loans Held for Investment                 -0.22%         0.16%       0.16%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans - Held for Investment at Period End
  (as of 9/30/98)                                                        0.27%        0.18%       0.18%

Non-Performing Assets: 90+ Days Delinquent,
     Foreclosures, Bankruptcies, and REO
Number of Loans                                                            17           21          19
Non-Performing Assets Loan Balance                                    $ 4,862      $ 4,947     $ 4,358

Non-Performing Assets as % of Amortized Cost of Mortgage Loans           0.21%        0.22%       0.23%
Non-Performing Assets as % of Amortized Cost of Total Assets             0.13%        0.13%       0.12%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                 70%          82%         79%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                  14            9           7
  Average Loss Severity Experience (Cumulative)                             9%          11%          6%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
  If All Current (But No Future) Non-Performing Mortgage
  Loans Held for Investment Default:
At 10% Loss Severity                                                  $    95      $   504     $   444
At 20% Loss Severity                                                      190        1,009         888
At 30% Loss Severity                                                      285        1,513       1,331
At 40% Loss Severity                                                      380        2,017       1,775
Mortgage Loan Credit Reserve at End of Period                         $ 3,390      $ 4,079     $ 3,450

MORTGAGE SECURITIES
Credit Provision During Period                                        $     0      $     0     $     0
Actual Losses During Period                                               249          331          42
Cumulative Actual Losses                                                  735          487         156
Mortgage Securities Credit Reserve at End of Period                     1,436        1,705       2,035

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated < BBB                     0.0%         0.0%        0.0%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated < BBB at End of Period                     15.6%        18.7%       22.3%
Amortized Cost of Mortgage Securities Rated < BBB at End of Period    $ 9,182      $ 9,116     $ 9,137

Credit Experience of Loans in Pools Underlying Mortgage
  Securities Rated <BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                   424          351         284
  Average Loss Severity Experience (Cumulative)                            22%          21%         21%

Scenario Analysis of Potential Credit Losses Over Next 12
  Months If All Current (But No Future) Seriously Delinquent
  Loans in Mortgage Pools Underlying < BBB
  Rated Securities Default:
At 10% Loss Severity                                                  $   312      $   429     $   480
At 20% Loss Severity                                                      555          712         951
At 30% Loss Severity                                                      958          910       1,170
At 40% Loss Severity                                                    1,405        1,385       1,824
Mortgage Securities Credit Reserve at End of Period                   $ 1,436      $ 1,705     $ 2,035

SUPPLEMENTAL HISTORICAL INFORMATION

CREDIT PROVISIONS AND CREDIT RESERVES                                         AT OR FOR THREE MONTHS ENDING
                                                                      --------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                            DEC. 31,     SEP. 30,    JUN. 30,    MAR. 31,
                                                                       1997         1997        1997        1997
                                                                      -------      -------     -------     -------
MORTGAGE LOANS
Credit Provision During Period                                        $ 1,516      $   473     $   299     $   215
Actual Losses During Period                                                23           40           0          13
Cumulative Actual Losses                                                   76           53          13          13
Mortgage Loan Credit Reserve at End of Period                           2,855        1,363         929         630
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans Held for Investment                  0.45%        0.16%       0.16%       0.15%
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans - Held for Investment at
  Period End (as of 9/30/98)                                             0.18%        0.10%       0.08%       0.09%

Non-Performing Assets: 90+ Days Delinquent,
  Foreclosures, Bankruptcies, and REO
Number of Loans                                                            17           13          12           6
Non-Performing Assets Loan Balance                                    $ 3,903      $ 2,792     $ 2,366     $ 1,220

Non-Performing Assets as % of Amortized Cost of Mortgage Loans           0.25%        0.20%       0.21%       0.17%
Non-Performing Assets as % of Amortized Cost of Total Assets             0.11%        0.08%       0.07%       0.05%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                 73%          49%         39%         52%

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                   6            4           1           1
  Average Loss Severity Experience (Cumulative)                             7%           6%          7%          7%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
  If All Current (But No Future) Non-Performing
  Mortgage Loans Held for Investment Default:
At 10% Loss Severity                                                  $   396      $   283     $   241     $   124
At 20% Loss Severity                                                      793          567         481         248
At 30% Loss Severity                                                    1,189          850         722         372
At 40% Loss Severity                                                    1,586        1,133         962         496
Mortgage Loan Credit Reserve at End of Period                         $ 2,855      $ 1,363     $   929     $   630

MORTGAGE SECURITIES
Credit Provision During Period                                        $(1,000)     $   470     $   477     $   480
Actual Losses During Period                                                17           28          29          29
Cumulative Actual Losses                                                  113           97          69          40
Mortgage Securities Credit Reserve at End of Period                     2,076        3,093       2,651       2,203

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated < BBB                  -20.9%          6.4%        6.6%        6.6%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated < BBB at End of Period                     22.8%        10.6%        9.1%        7.6%
Amortized Cost of Mortgage Securities Rated < BBB at End of Period    $ 9,109      $29,189     $29,113     $28,955

Credit Experience of Loans in Pools Underlying Mortgage Securities
  Rated <BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                   256          182         137          90
  Average Loss Severity Experience (Cumulative)                            21%          23%         24%         25%

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

SUPPLEMENTAL HISTORICAL INFORMATION

CREDIT PROVISIONS AND CREDIT RESERVES                                            AT OR FOR YEAR ENDING
                                                                       -------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                             DEC. 31,    DEC. 31,    DEC. 31,    DEC. 31,
                                                                        1997        1996        1995        1994
                                                                       -------     -------     -------     -------
MORTGAGE LOANS
Credit Provision During Period                                         $ 2,503     $   349     $    79     $     0
Actual Losses During Period                                                 76           0           0           0
Cumulative Actual Losses                                                    76           0           0           0
Mortgage Loan Credit Reserve at End of Period                            2,855         428          79           0
Annualized Mortgage Loan Credit Provision as % of Average
   Amortized Cost of Mortgage Loans Held for Investment                   0.26%       0.45%       1.58%        n/a
Mortgage Loan Credit Reserve as % of Amortized Cost
  of Mortgage Loans - Held for Investment at Period End
  (as of 9/30/98)                                                         0.18%       0.08%       0.30%        n/a

Non-Performing Assets: 90+ Days Delinquent, Foreclosures,
  Bankruptcies, and REO
Number of Loans                                                             17           7           0           0
Non-Performing Assets Loan Balance                                     $ 3,903     $ 1,249     $     0     $     0

Non-Performing Assets as % of Amortized Cost of Mortgage Loans            0.25%       0.24%       0.00%       0.00%
Non-Performing Assets as % of Amortized Cost of Total Assets              0.11%       0.06%       0.00%       0.00%
Mortgage Loan Credit Reserve as % of Non-Performing Assets                  73%         34%        n/a         n/a

Credit Experience of Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                                    6           0           0           0
  Average Loss Severity Experience (Cumulative)                              7%          0%          0%          0%

Scenario Analysis of Potential Credit Losses Over Next 12 Months
  If All Current (But No Future) Non-Performing Mortgage
  Loans Held for Investment Default:
At 10% Loss Severity                                                   $   396     $   127     $     0     $     0
At 20% Loss Severity                                                       793         253           0           0
At 30% Loss Severity                                                     1,189         380           0           0
At 40% Loss Severity                                                     1,586         506           0           0
Mortgage Loan Credit Reserve at End of Period                          $ 2,855     $   428     $    79     $     0

MORTGAGE SECURITIES
Credit Provision During Period                                         $   427     $ 1,348     $   414     $     0
Actual Losses During Period                                                104           7           4           0
Cumulative Actual Losses                                                   113          11           4           0
Mortgage Securities Credit Reserve at End of Period                      2,076       1,752         411          (0)

Annualized Mortgage Securities Credit Provision as % of Average
    Amortized Cost of Mortgage Securities Rated < BBB                      1.7%        4.7%        2.9%        0.0%
Mortgage Securities Credit Reserve as % of Amortized Cost of
    Mortgage Securities Rated < BBB at End of Period                      22.8%        6.1%        1.4%        0.0%
Amortized Cost of Mortgage Securities Rated < BBB at End of Period     $ 9,109     $28,935     $28,869     $ 3,376

Credit Experience of Loans in Pools Underlying Mortgage
  Securities Rated <BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                                    256          59           2           0
  Average Loss Severity Experience (Cumulative)                             21%         27%          9%          0%

Scenario Analysis of Potential Credit Losses Over
  Next 12 Months If All Current But No Future) Seriously Delinquent
  Loans in Mortgage Pools Underlying < BBB
  Rated Securities Default:
At 10% Loss Severity                                                   $   389     $    63     $    15     $     0
At 20% Loss Severity                                                       894         608          29           0
At 30% Loss Severity                                                     1,163       2,040         103           0
At 40% Loss Severity                                                     1,825       3,647         768           0
Mortgage Securities Credit Reserve at End of Period                    $ 2,076     $ 1,752     $   411     $    (0)

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 10

SHARES OUTSTANDING AND PER SHARE DATA                                         AT OR FOR THREE MONTHS ENDING
                                                                      ------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    SEP. 30,          JUN. 30,          MAR. 31,
                                                                          1998              1998              1998
                                                                      ------------      ------------      ------------
Common Shares Outstanding at Period End                                 11,832,956        14,078,933        14,070,557

Shares Entitled to Dividends
Common (RWT)                                                            11,832,956        13,768,056        14,107,100
Class A Preferred (converted 9/95)                                               0                 0                 0
Class B Preferred (RTW-PB)                                                 909,518           909,518           909,518
                                                                      ------------      ------------      ------------
Total                                                                   12,742,474        14,677,574        15,016,618

 Common Dividend Declared                                             $         --      $      0.010      $      0.270
 Class A Preferred Dividend Declared                                           n/a               n/a               n/a
 Class B Preferred Dividends Declared                                 $      0.755      $      0.755      $      0.755

Common Dividend Total                                                 $         --      $        138      $      3,809
Class A Preferred Dividend Total                                                 0                 0                 0
Class B Preferred Dividends Total                                              687               687               687
                                                                      ------------      ------------      ------------
Total Dividend                                                        $        687      $        825      $      4,496

Taxable Income Earned                                                 $     (9,240)     $        838      $      4,528
Dividend Pay-Out Ratio for Period                                              -7%                98%               99%
Cumulative Dividend Pay-Out Ratio                                              125%              102%              102%

Warrants Outstanding at Period End (expired 12/31/97)                            0                 0                 0

Average Shares Outstanding During Period
Common                                                                  13,247,908        14,106,828        14,123,951
Class A Preferred                                                                0                 0                 0
Class B Preferred                                                          909,518           909,518           909,518
                                                                      ------------      ------------      ------------
Total                                                                   14,157,426        15,016,346        15,033,469

Calculation of "Diluted" Common Shares
Average Common Shares                                                   13,247,908        14,106,828        14,123,951
Potential Dilution Due to Warrants                                               0                 0                 0
Potential Dilution Due to Options                                           63,620           149,030           110,474
                                                                      ------------      ------------      ------------
Total Average "Diluted" Common Shares                                   13,311,528        14,255,858        14,234,425

Net Income to Common Shareholders                                     $    (47,866)     $       (491)     $      2,450
Total Average "Diluted" Common Shares                                   13,311,528        14,255,858        14,234,425
                                                                      ------------      ------------      ------------
Earnings Per Share ("Diluted")                                        $      (3.60)     $      (0.03)     $       0.17

Earnings Per Share ("Basic")                                          $      (3.61)     $      (0.03)     $       0.17

Per Share Ratios (Average Common and Preferred Shares Outstanding)
Average Total Assets                                                  $     279.81      $     244.14      $     227.77
Average Total Equity                                                  $      20.62      $      22.72      $      22.82
Net Interest Income                                                   $       0.36      $       0.13      $       0.43
Credit Expenses                                                       $      (0.05)     $       0.05      $       0.04
Operating Expenses                                                    $       0.07      $       0.04      $       0.13
Realized and Unrealized Gains and Effects of Accounting Changes       $       3.55      $       0.00      $       0.05
Other Expense (Income)                                                $       0.00      $      (0.01)     $       0.00
Equity in Earnings of RWT Holdings, Inc.                              $       0.11      $       0.04      $       0.00
Net Income                                                            $      (3.33)     $       0.01      $       0.21

SUPPLEMENTAL HISTORICAL INFORMATION

SHARES OUTSTANDING AND PER SHARE DATA                       AT OR FOR THREE MONTHS ENDING
                                            ----------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS,
  EXCEPT PER SHARE AMOUNTS)                   DEC. 31,          SEP. 30,         JUN. 30,         MAR. 31,
                                               1997               1997             1997             1997
                                            ------------      ------------     ------------     ------------
Common Shares Outstanding at Period End       14,284,657        14,576,477       13,251,847       11,905,957

Shares Entitled to Dividends
Common (RWT)                                  14,284,657        14,576,477       13,251,847       11,905,957
Class A Preferred (converted 9/95)                     0                 0                0                0
Class B Preferred (RTW-PB)                       909,518           909,518          909,518          999,638
                                            ------------      ------------     ------------     ------------
Total                                         15,194,175        15,485,995       14,161,365       12,905,595

 Common Dividend Declared                   $      0.350      $      0.600     $      0.600     $      0.600
 Class A Preferred Dividend Declared                 n/a               n/a              n/a              n/a
 Class B Preferred Dividends Declared       $      0.755      $      0.755     $      0.755     $      0.755

Common Dividend Total                       $      5,000      $      8,746     $      7,951     $      7,144
Class A Preferred Dividend Total                       0                 0                0                0
Class B Preferred Dividends Total                    686               687              687              755
                                            ------------      ------------     ------------     ------------
Total Dividend                              $      5,686      $      9,433     $      8,638     $      7,899

Taxable Income Earned                       $      5,586      $      8,151     $      8,315     $      7,912
Dividend Pay-Out Ratio for Period                    102%              116%             104%             100%
Cumulative Dividend Pay-Out Ratio                    103%              103%             100%              98%

Warrants Outstanding at Period End
  (expired 12/31/97)                                   0           149,466          236,297          272,304

Average Shares Outstanding During Period
Common                                        14,375,992        14,316,678       12,997,566       11,605,171
Class A Preferred                                      0                 0                0                0
Class B Preferred                                909,518           909,518          990,725        1,005,515
                                            ------------      ------------     ------------     ------------
Total                                         15,285,510        15,226,196       13,988,291       12,610,686

Calculation of "Diluted" Common Shares
Average Common Shares                         14,375,992        14,316,678       12,997,566       11,605,171
Potential Dilution Due to Warrants                57,139           130,489          182,137          258,422
Potential Dilution Due to Options                 99,383           177,434          291,227          253,274
                                            ------------      ------------     ------------     ------------
Total Average "Diluted" Common Shares         14,532,514        14,624,601       13,470,930       12,116,867

Net Income to Common Shareholders           $      4,397      $      6,859     $      7,034     $      6,456
Total Average "Diluted" Common Shares         14,532,514        14,624,601       13,470,930       12,116,867
                                            ------------      ------------     ------------     ------------
Earnings Per Share ("Diluted")              $       0.30      $       0.47     $       0.52     $       0.53

Earnings Per Share ("Basic")                $       0.31      $       0.48     $       0.54     $       0.56

Per Share Ratios (Average Common and
  Preferred Shares Outstanding)
Average Total Assets                        $     224.19      $     224.68     $     212.58     $     183.09
Average Total Equity                        $      22.92      $      22.71     $      20.96     $      18.81
Net Interest Income                         $       0.40      $       0.63     $       0.70     $       0.72
Credit Expenses                             $       0.03      $       0.06     $       0.06     $       0.06
Operating Expenses                          $       0.07      $       0.07     $       0.09     $       0.09
Realized and Unrealized Gains and
  Effects of Accounting Changes             $      (0.03)     $       0.00     $       0.00     $       0.00
Other Expense (Income)                      $       0.00      $       0.00     $       0.00     $       0.00
Equity in Earnings of RWT Holdings, Inc.    $       0.00      $       0.00     $       0.00     $       0.00
Net Income                                  $       0.33      $       0.50     $       0.55     $       0.57

SUPPLEMENTAL HISTORICAL INFORMATION

SHARES OUTSTANDING AND PER SHARE DATA                                        AT OR FOR YEAR ENDING
                                                         ----------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       DEC. 31,          DEC. 31,         DEC. 31,         DEC. 31,
                                                             1997              1996             1995             1994
                                                         ------------      ------------     ------------     ------------
Common Shares Outstanding at Period End                    14,284,657        10,996,572        5,517,299        1,874,395
                                                         ------------      ------------     ------------     ------------

Shares Entitled to Dividends
Common (RWT)                                               14,284,657        10,996,572        5,517,299          208,332
Class A Preferred (converted 9/95)                                  0                 0                0        1,666,063
Class B Preferred (RTW-PB)                                    909,518         1,006,250                0                0
                                                         ------------      ------------     ------------     ------------
Total                                                      15,194,175        12,002,822        5,517,299        1,874,395

 Common Dividend Declared                                $      2.150      $      1.670     $      0.460              n/a
 Class A Preferred Dividend Declared                              n/a               n/a     $      0.500     $      0.250
 Class B Preferred Dividends Declared                    $      3.020      $      1.141              n/a              n/a

Common Dividend Total                                    $     28,840      $     14,084     $      2,537     $          0
Class A Preferred Dividend Total                                    0                 0              833              350
Class B Preferred Dividends Total                               2,815             1,148                0                0
                                                         ------------      ------------     ------------     ------------
Total Dividend                                           $     31,655      $     15,232     $      3,370     $        350

Taxable Income Earned                                    $     29,964      $     15,168     $      3,832     $        353
Dividend Pay-Out Ratio for Period                                 106%              100%              88%              99%
Cumulative Dividend Pay-Out Ratio                                 103%               98%              89%              99%

Warrants Outstanding at Period End (expired 12/31/97)               0           412,894        1,665,063        1,666,063

Average Shares Outstanding During Period
Common                                                     13,334,163         7,950,175        2,487,857          208,332
Class A Preferred                                                  --                --          826,185        1,467,748
Class B Preferred                                             953,435           382,155               --               --
                                                         ------------      ------------     ------------     ------------
Total                                                      14,287,598         8,332,330        3,314,042        1,676,080

Calculation of "Diluted" Common Shares
Average Common Shares                                      13,334,163         7,950,175        3,314,042        1,676,080
Potential Dilution Due to Warrants                            191,513           618,618          221,112          240,766
Potential Dilution Due to Options                             154,734           175,391          168,649                0
                                                         ------------      ------------     ------------     ------------
Total Average "Diluted" Common Shares                      13,680,410         8,744,184        3,703,803        1,916,846

Net Income to Common Shareholders                        $     24,746      $     11,537     $      3,155     $        382
Total Average "Diluted" Common Shares                      13,680,410         8,744,184        3,703,803        1,916,846
                                                         ------------      ------------     ------------     ------------
Earnings Per Share ("Diluted")                           $       1.81      $       1.32     $       0.85     $       0.20

Earnings Per Share ("Basic")                             $       1.86      $       1.45     $       0.95     $       0.23

Per Share Ratios (Average Common and
  Preferred Shares Outstanding)
Average Total Assets                                     $     212.54      $     119.99     $      66.57     $      34.85
Average Total Equity                                     $      21.49      $      15.76     $      13.08     $      12.01
Net Interest Income                                      $       2.42      $       2.03     $       1.44     $       0.32
Credit Expenses                                          $       0.21      $       0.20     $       0.15     $       0.00
Operating Expenses                                       $       0.32      $       0.31     $       0.34     $       0.09
Realized and Unrealized Gains and
  Effects of Accounting Changes                          $      (0.04)     $       0.00     $       0.00     $       0.00
Other Expense (Income)                                   $       0.00      $       0.00     $       0.00     $       0.00
Equity in Earnings of RWT Holdings, Inc.                 $       0.00      $       0.00     $       0.00     $       0.00
Net Income                                               $       1.93      $       1.52     $       0.95     $       0.23

PART II   OTHER INFORMATION


Item 1.    Legal Proceedings

           At September 30, 1998, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2.    Changes in Securities

           Not applicable


Item 3.    Defaults Upon Senior Securities

           Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable


Item 5.    Other Information

           None


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three and nine months ended September 30, 1998 and September 30, 1997.

                Exhibit 27 - Financial Data Schedule

           (b)  Reports
                None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REDWOOD TRUST, INC.



Dated:   November 12, 1998                 By:  /s/ DOUGLAS B. HANSEN
                                              ---------------------------------
                                              Douglas B. Hansen
                                              President and Chief Financial
                                              Officer
                                              (authorized officer of registrant)



Dated:   November  12, 1998                By:  /s/ VICKIE L. RATH
                                              ----------------------------------
                                              Vickie L. Rath
                                              Vice President, Treasurer and
                                              Controller
                                              (principal accounting officer)

                                INDEX TO EXHIBIT


                                                                           Sequentially
Exhibit                                                                      Numbered
 Number                                                                       Page
 ------                                                                       ----
  11.1   Computations of Earnings per Share...............................      77

   27    Financial Data Schedule..........................................      78