Form 10-K
period 1998-12-31
REDWOOD TRUST INC
filed 1999-03-25
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 17, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $148,352,257.

The number of shares of the Registrant's Common Stock outstanding on March 17, 1999 was 10,331,817.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into
Part III.

================================================================================

                               REDWOOD TRUST, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                              Page
                                                                              ----
                                     PART I

Item 1.   BUSINESS ......................................................      3

Item 2.   PROPERTIES ....................................................     32

Item 3.   LEGAL PROCEEDINGS .............................................     32

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........     32

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS ...............................     33

Item 6.   SELECTED FINANCIAL DATA .......................................     34

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................     35

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......     98

Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ......................................     98

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............     98

Item 11.  EXECUTIVE COMPENSATION ........................................     98

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT .........................................     98

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................     98

                                     PART IV

Item 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K ...........................................     98

CONSOLIDATED FINANCIAL STATEMENTS .......................................     F-1

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

Redwood Trust, Inc (the "Company"), together with its affiliate RWT Holdings, Inc. ("Holdings"), provide funding to diverse segments of the U.S. mortgage market. Mortgage production operations at Holdings originate and acquire mortgage loans for subsequent sale to mortgage investors as loan portfolios or mortgage securities. The Company's portfolio investment operations own and manage a portfolio of mortgage loans and mortgage securities ("Mortgage Assets") funded with equity and with mortgage-backed bonds and other debt. The Company's portfolio acquires Mortgage Assets from Holdings and from other mortgage originators, mortgage processors and secondary mortgage market participants.

The Company funded the start-up of mortgage production operations at Holdings in 1998. At the end of 1998, Holdings was building three new businesses, each conducted in a separate subsidiary of Holdings. Redwood Residential Funding, Inc. ("RRF") acquires newly originated residential loans from mortgage bankers. Redwood Commercial Funding, Inc. ("RCF") originates small balance commercial mortgages. Redwood Financial Services, Inc. ("RFS") acts as a principal in whole loan acquisition, sale and securitization transactions, typically involving banks and thrifts as customers. After processing its mortgage loan acquisitions, each of these entities then sells loans and mortgage securities to banks, thrifts, Wall Street firms, mortgage REITs and other mortgage investors. Holdings profits to the extent that it sells mortgage assets at prices that will cover the acquisition costs of the loans plus overhead and taxes.

Holdings is an unconsolidated affiliate of the Company. The Company owns a 99% economic interest in Holdings through its ownership of Holdings' non-voting preferred stock. At December 31, 1998, the book value of this investment was $15.1 million; the Company expects to make substantial new investments in Holdings in 1999. Holdings reported a loss during 1998 due to the start-up nature of its operations.

Mortgage investment operations at the Company earn a profit to the extent that interest income and net asset appreciation gains generated by the Mortgage Asset portfolio exceed interest expenses on borrowings and the cost of operations and hedging. The Company elects Real Estate Investment Trust ("REIT") status for income tax purposes. As a result, the Company does not pay tax on net mortgage investment income or on any dividends received from taxable affiliates so long as the Company distributes its taxable income as dividends and meets certain other REIT tests. See "Certain Federal Income Tax Considerations" commencing on page 25 of this Form 10-K.

Statements in this report regarding the Company's business and the business of the Holdings units which are not historical facts are "forward-looking statements" as contemplated in the Private Securities Litigation Reform Act of 1995. Such statements should be read in light of the risks and uncertainties attendant to the business of the Company and Holdings. For a complete description of the risks associated with the business of the Company and Holdings, see "Risk Factors" commencing on page 16 of this Form 10-K.

Reference is made to the Glossary commencing on page 101 of this report for definitions of terms used in the following description of the Company's and Holdings' businesses and elsewhere in this report.


                          COMPANY BUSINESS AND STRATEGY

The business and strategy of the Company with respect to the mortgage production operations of its affiliate is discussed below under "RWT Holdings Business and Strategy" commencing on page 11.

The objective of the Company's mortgage investment operations is to generate earnings for shareholders by acquiring or creating subordinated mortgage securities or other types of mortgage equity interests (thus using its capital to credit-enhance mortgage loans to facilitate the process of turning mortgage loans into AAA-rated mortgage securities), by acting as a financial intermediary in holding mortgage loans in portfolio and issuing to investors AAA-rated callable long-term debt collateralized by those mortgages, and by otherwise being an efficient and productive investor in Mortgage Assets. Since all mortgage investment operations at December 31, 1998 were conducted at the Company, which enjoys REIT tax status, the Company endeavors to find those areas of the mortgage investment business that are most advantaged by the Company's tax status and corporate structure. To achieve its business objective, the Company's strategy is to focus on the following elements of mortgage investment operations.

   -    Asset Acquisition
   -    Risk Management
   -    Capital and Leverage Utilization

ASSET ACQUISITION

TYPES OF ASSETS

The Mortgage Assets purchased by the Company may consist of Single-Family, Multi-Family and Commercial Mortgage Assets. At the end of 1998, 76% of the Mortgage Assets acquired by the Company bore adjustable interest rates. Hybrid mortgages assets, with an initial period to the first rate adjustment greater than one year, made up 23% of Mortgage Assets. The remaining 1% of Mortgage Assets were fixed-rate mortgages. The Company may also acquire common stock, preferred stock and/or debt in other REITs. The Company may also acquire its own common or preferred stock, when permitted by applicable securities and state corporation laws.

The majority of the Company's Mortgage Assets at December 31, 1998 consisted of mortgage loans and pass-through mortgage securities. The Company may acquire, without limitations, other types of mortgage assets, including potentially, structured mortgage securities that are relatively illiquid and have leveraged risk with respect to mortgage credit, prepayment and other risks. The Company generally intends to increase its credit risk profile by providing credit-enhancement to, and thus retaining some of the credit risk of, residential and commercial loans produced by Holdings and others. The Company does not plan to acquire or retain any Real Estate Mortgage Investment Conduit ("REMIC") residual interest that may give rise to the distribution to shareholders of "excess inclusion" income as defined under Section 860E of the Code. See "Certain Federal Income Tax Considerations - Taxation of Tax-Exempt Entities."

The Company's Asset Acquisition/Capital Allocation Policies utilize a return on equity calculation that includes adjustments for credit risk, borrowing costs, hedging and the Risk-Adjusted Capital Policy requirements. The relative attractiveness of various asset types will vary over time. The Company may acquire its Mortgage Assets in the secondary mortgage market or upon origination pursuant to arrangements with loan originators, other secondary mortgage market participants or from Holdings. The Company may issue Commitments to originators and other sellers of Mortgage Loans and Mortgage Securities. These Commitments will obligate the Company to purchase Mortgage Assets for a specific period of time, in a specific aggregate principal amount and at a specified price or margin. In addition, the Company may issue Commitments to sell Mortgage Assets held by it to another entity, including Holdings. Following the issuance of Commitments, the Company may be exposed to risks of interest rate fluctuations and other risks.

PORTFOLIO MANAGEMENT

The Company only acquires those Mortgage Assets for which the Company believes it has the necessary expertise to evaluate and manage and which are consistent with the Company's balance sheet guidelines and risk management objectives. Since the intention of the Company is generally to hold its Mortgage Assets until maturity, the Company generally does not seek to acquire assets whose investment returns are only attractive in a limited range of scenarios. The Company believes that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, the Company seeks to acquire Mortgage Assets that the Company believes will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

Among the asset choices available to the Company, the Company acquires those Mortgage Assets which the Company believes will generate the highest returns on capital invested, after considering (i) the amount and nature of anticipated cash flows from the asset, (ii) the Company's ability to pledge the asset to secure short-term or long-term collateralized borrowings, (iii) the increase in the Company's risk-adjusted capital requirement determined by the Company's Risk-Adjusted Capital Policy resulting from the purchase and financing of the asset, and (iv) the costs of financing, hedging, managing, securitizing, and reserving for the asset. Prior to acquisition, potential returns on capital employed are assessed over the life of the asset and in a variety of interest rates, yield spread, financing cost, credit loss and prepayment scenarios.

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

The Company acquires floating-rate, adjustable-rate, hybrid and fixed-rate Mortgage Assets. The Company generally intends to acquire fixed-rate loans when such loans can meet its return and other standards when funded on a long-term basis, financed with equity only, funded on a short-term basis with a comprehensive hedging program, or funded short-term and unhedged as part of an overall asset-liability management strategy. Generally it is anticipated that any such long-term financing or comprehensive hedging program will serve to reduce the risk that could arise from the funding of term fixed-rate assets.

The Company may also purchase the debt or the common or preferred stock of other mortgage REITs or other companies when the Company believes that such purchases will yield attractive returns on capital employed. REIT or other debt securities may be undervalued at points in the economic cycle. When the stock market valuations of companies are low in relation to the market value of their assets, stock purchases can be a way for the Company to acquire an interest in a pool of Mortgage Assets or other types of assets at an attractive price. Also, REITs and other companies may have attractive mortgage finance or other businesses in which the Company may want to become a partial owner. The Company does not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers.

The Company may seek to acquire or create mortgage finance or other businesses when management deems such activities to be in the best interest of the Company's shareholders.

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

RISK MANAGEMENT

CREDIT RISK MANAGEMENT

The Company reviews the credit risk associated with each investment and determines the appropriate allocation of capital to apply to such investment under its Risk-Adjusted Capital Policy. In addition, the Company attempts to diversify its investment portfolio to avoid undue geographic and other types of concentrations. Management monitors the overall portfolio risk and determines appropriate levels of provision for credit loss and provides such information to the Board of Directors.

With respect to its Mortgage Securities, the Company is exposed to various levels of credit and special hazard risk, depending on the nature of the underlying mortgages and the nature and level of credit enhancements supporting such securities. Most of the Mortgage Securities owned by the Company at December 31, 1998 had some degree of protection from normal credit losses. At December 31, 1998 and December 31, 1997, 23% and 29%, respectively, of the Company's Mortgage Assets were Mortgage Securities covered by credit protection in the form of a 100% guarantee from a government-sponsored entity ("Agency Certificates").

An additional 25% of the Company's Mortgage Assets at December 31, 1998 and December 31, 1997 were Privately-Issued Certificates and represented interests in pools of residential mortgage loans with partial credit enhancement; of these amounts, 99% were rated AAA or AA. Credit loss protection for Privately-Issued Certificates is achieved through the subordination of other interests in the pool to the interest held by the Company, through pool insurance or through other means. The degree of credit protection varies substantially among the Privately-Issued Certificates held by the Company. While 99% of the Privately-Issued Certificates held by the Company have some degree of credit enhancement, some of these credit-enhanced Mortgage Securities are, in turn, subordinated to other interests. Thus, should such a Privately-Issued Certificate experience credit losses, such losses could be greater than the Company`s pro rata share of the remaining mortgage pool, but in no event could exceed the Company's investment in such Privately-Issued Certificate.

The Company also acquires unsecuritized Mortgage Loans. At December 31, 1998 and December 31, 1997, 53% and 46% of the Company's Mortgage Assets were Mortgage Loans, respectively. The Company has developed a quality control program to monitor the quality of loan underwriting at the time of acquisition and on an ongoing basis. The Company may conduct, or cause to be conducted, a legal document review of each Mortgage Loan acquired to verify the accuracy and completeness of the information contained in the mortgage notes, security instruments and other pertinent documents in the file. As a condition of purchase, the Company will generally select a sample of Mortgage Loans targeted to be acquired, focusing on those Mortgage Loans with higher risk characteristics, and submit them to a third party, nationally recognized underwriting review firm for a compliance check of underwriting and review of income, asset and appraisal information; The Company also may perform these functions with Company or Holdings employees. In addition, the Company or its agents will generally underwrite all Multifamily and Commercial Mortgage Loans that the Company acquires. During the time it holds Mortgage Loans, the Company will be subject to risks of borrower defaults and bankruptcies and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. The Company will generally not obtain credit enhancements such as mortgage pool or special hazard insurance for its Mortgage Loans, although individual loans may be covered by FHA insurance, VA guarantees or private mortgage insurance and, to the extent securitized into Agency Certificates, by such government-sponsored entity ("GSE") obligations or guarantees.

ASSET/LIABILITY MANAGEMENT

To the extent consistent with its election to qualify as a REIT, the Company follows an interest rate risk management program intended to protect principally against the effects of substantial increases or decreases in interest rates. Specifically, the Company's interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from interest rate fluctuations, including changes in market value, changes in prepayment rates, and the differences between earning asset yield and cost of funds of its Mortgage Assets and related borrowings. The Company's interest rate risk management program encompasses a number of procedures. The Company attempts to structure its borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of the adjustable-rate, hybrid and fixed-rate Mortgage Assets purchased by the Company. By doing so, the Company generally intends to reduce the differences between interest rate adjustment periods of Mortgage Assets and related borrowings that may occur.

The Company purchases and sells, from time to time, interest rate agreements in the form of interest rate caps, interest rate floors, interest rate swaps, interest rate futures, options on interest rate futures, mortgage and Treasury securities and other cash instruments to attempt to mitigate interest rate and related risks. The Company also may use such instruments to modify the characteristics of any loan issuance or sales or to hedge the anticipated issuance of future liabilities or the market value of certain assets. In this way, the Company intends generally to hedge as much of the interest rate risk as management determines is in the best interest of the stockholders of the Company, given the cost of such hedging transactions and the need to maintain the Company's status as a REIT. See "Certain Federal Income Tax Considerations - General - Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is prudent in light of competing tax and market risks. The Company utilizes financial futures contracts, options and forward contracts to the extent consistent with its compliance with the REIT Gross Income Tests and Maryland law. The Company obtained no-action relief from the Commodities Futures Trading Commission permitting the Company to invest a small percentage of the Company's total assets in certain financial futures contracts and options thereon without registering as a commodity pool operator under the Commodity Exchange Act, provided that the Company uses such instruments solely for bona fide hedging purposes.

The Company seeks to build a balance sheet and undertake an interest rate risk management program that is likely, in management's view, to enable the Company to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation and capital preservation concerns. To monitor risks of fluctuations in earnings and in the liquidation value of the Company's equity due to market value changes of balance sheet items, the Company models the impact of various economic scenarios on the market value of the Company's Mortgage Assets, liabilities and interest rate agreements. The Company believes that the existing hedging programs will allow the Company to maintain operations throughout a wide variety of potentially adverse circumstances without further management action. Nevertheless, in order to further preserve the Company's capital base during periods when management believes an adverse trend has been established, management may decide to increase hedging activities and/or sell assets. Each of these types of actions may lower the earnings of the Company in the short term in order to further the objective of maintaining attractive levels of earnings and dividends over the long term.

In all of its interest rate risk management transactions, the Company follows certain procedures designed to limit credit exposure to counterparties, including dealing only with counterparties whose financial strength meets the Company's requirements.

The Company may elect to conduct a portion of its hedging operations through Holdings or a similarly structured affiliate. Such affiliate would be subject to Federal and state income taxes. A taxable subsidiary would not elect REIT status and may or may not distribute any net profit after taxes to the Company and its other stockholders. Any dividend income received by the Company from any such taxable affiliates (combined with all other income generated from the Company's assets, other than Qualified REIT Real Estate Assets) must not exceed 25% of the gross income of the Company. See "Certain Federal Income Tax Considerations - General - Gross Income Tests."

At December 31, 1998, the Company's weighted average assets and liabilities were matched within a twelve-month period in terms of adjustment frequency and speed of adjustment to market conditions. Looking at these two factors only (and thus ignoring periodic and life caps for adjustable-rate mortgage assets and other risks such as basis, liquidity and prepayment risk), the Company's net interest spread should be stable over time periods greater than twelve months. The majority of the Company's Mortgage Assets at December 31, 1998 had coupon rates that adjust to market levels at least every twelve months, with a weighted average term to reset of approximately four months. The majority of the Company's borrowings at December 31, 1998 will either mature or adjust to a market interest rate level within six months of such date. The short-term borrowings had a weighted average term to rate reset of 23 days at December 31, 1998. Both changes in coupon rates earned on adjustable-rate assets and in the rates paid on borrowings are expected to be highly correlated with changes in LIBOR and/or Treasury rates (subject to the effects of periodic and lifetime caps).

In the third quarter of 1998, the Company adopted mark-to-market accounting for most of its assets and all of its interest rate agreements. Changes in the market value of mark-to-market assets could have a large effect on the Company's earnings. The Company's interest rate hedging activities may partially offset changes in asset market values in some circumstances. However, market values can change for a wide variety of reasons, many of which are not linked to interest rate changes or which are otherwise not hedgeable.

Although the Company believes it has developed a cost-effective asset/liability management program to provide a level of protection against interest rate, basis and prepayment risks, no strategy can completely insulate the Company from the effect of interest rate changes, prepayment risks, mortgage credit losses, defaults by counterparties, or liquidity risk. Further, certain of the Federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Company monitors carefully, and may have to limit, its asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Certain Federal Income Tax Considerations - General." In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks over the long-term.

PREPAYMENT RISK MANAGEMENT

The Company seeks to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage Assets with prepayment prohibitions and penalties, investing in certain Mortgage Securities structures which have prepayment protections, passing on prepayment risk to the buyers of its mortgage-backed debt and, when possible, balancing Mortgage Assets purchased at a premium with Mortgage Assets purchased at a discount when such types of assets are available in the marketplace and are otherwise attractive for acquisition. In certain operating environments, including most of 1997 and 1998, however, it was not possible for the Company to acquire attractive assets with a zero net balance of discount and premium. In addition, changes in market values subsequent to acquisition can effect the Company's premium and discount balances to the extent such market value changes are reflected in earnings and assets' basis. In these types of circumstances, net mortgage premium or discount balances may rise and the risk of earnings variability resulting from changes in prepayment rates may increase. The Company may purchase interest-only strips, principal-only strips and/or other financial assets such as floors, calls, swaptions and futures, as a hedge against prepayment risks. The Company may also seek to create and sell interest-only and principal-only strips from existing assets to help manage prepayment risk. Management and the Board of Directors monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

The Company owns a variety of non-agency Mortgage Securities which are structured so that for several years they receive either less than or more than a pro rata share of principal repayments experienced in the underlying mortgage pool as a whole. In such Mortgage Securities, one or more classes of Senior Securities are ordinarily entitled to receive all principal prepayments on the underlying pool of loans until such Senior Securities have been paid down to a specified amount determined by formula. To illustrate, a Mortgage Security totaling $100 million of aggregate principal balance may be structured so that there is (i) $92 million face value of Senior Securities, (ii) Mezzanine Securities with a face value of $2 million providing credit support for the Senior Securities, (iii) Subordinated Securities, or mortgage equity interests, with a face value of $6 million providing credit support for the Mezzanine Securities and the Senior Securities, and (iv) the $100 million face value of Senior Securities, Mezzanine Securities and Subordinated Securities had been issued in this format, the Mezzanine Securities or the Subordinated Securities would receive no principal prepayments on the underlying loans until the $92 million face value of Senior Securities had been paid down to a formula-determined amount, which would normally be expected to occur within a range of three to ten years depending on the rate of prepayments and other factors. The Company owns interests that are similar to the Senior Securities, Mezzanine Securities and Subordinated Securities in this example. The Company intends to increase its investment in Subordinated Securities and other forms of mortgage equity interests.

During 1998, the Company received $1.6 billion in principal payments on its Mortgage Assets. One commonly used measure of the average annual rate of prepayment of mortgage principal is the conditional prepayment rate ("CPR"). The CPR for the Company's Mortgage Assets was 30% for 1998. In addition to prepayments, the Company also receives scheduled mortgage principal payments (payments representing the normal principal amortization of a 30-year mortgage loan) and other principal repayments from calls of mortgage securities and accelerated principal payment structures of securities. Thus, the total amount of repayments of mortgage principal received each month may exceed a pro rata level of prepayments. The basis of the Company's Mortgage Assets at December 31, 1998 was equal to 100.57% of the face value of the assets; the net premium was 0.57%. The smaller the level of net discount or premium, the less risk there is that fluctuations in prepayment rates will affect net interest income or net asset appreciation income. The Company may use interest rate agreements and other means to seek to mitigate the risk that premium and discount amortization expenses and income and net asset appreciation income may rise or fall as mortgage prepayments increase or decrease in falling or rising interest rate environments.

In the third quarter of 1998, the Company moved to mark-to-market accounting for a majority of its assets. For these assets, increases and decreases in market values will be recorded in income and the basis of the asset will be adjusted accordingly. As a result, the net mortgage premium or discount balances on the Company's records will vary with market values, thus affecting future amortization income and expense.

CAPITAL AND LEVERAGE UTILIZATION

The Company's goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations or execute its business plan during adverse market conditions. The Company has established a Risk-Adjusted Capital Policy which limits management's ability to acquire additional assets during times when the actual capital base of the Company is less than a required amount defined in the policy (subject to certain permitted exceptions when the proceeds of additional equity issuances must be invested). In this way, the use of balance sheet leverage is controlled. The actual capital base as defined for the purpose of the Risk Adjusted Capital Policy is equal to the market value of total assets funded short-term less the book value of total collateralized short-term borrowings plus the actual investment on a historical amortized cost basis in subsidiary trusts ("mortgage equity interests") wherein Mortgage Assets are funded with non-recourse, long-term debt less the book value of any parent-level debt associated with these mortgage equity interests, less any unsecured debt.

Approximately half of the Company's assets at December 31, 1998 were funded with equity or with long-term non-recourse debt. The Company's capital requirement for these assets is generally equal to 100% of the equity invested, thus equaling the total amount the Company could lose.

Mortgage interests that have some external protection from credit losses but which are not rated as high as AAA or AA may be leveraged. These interests, together with mortgage loans not yet securitized and AAA and AA rated mortgage securities, are typically funded with short-term debt. There are two components to the capital requirements the Company establishes for short-term funded assets.

The first component of the Company's capital requirements with respect to short-term funded assets is the current aggregate over-collateralization amount or "haircut" that lenders require the Company to hold as capital. The haircut for each such Mortgage Asset is determined by the lender and is subject to change when short-term debt matures and rolls-over. Haircut levels on individual borrowings range from 2% to 25%, and currently average 3% to 5% for the Company as a whole. Should the market value of the pledged assets decline or haircut requirements increase, the Company will be required to deliver additional collateral to the lenders in order to maintain a constant over-collateralization level on its short-term borrowings.

The second component of the Company's capital requirement with respect to short-term funded assets is the "liquidity capital cushion." The liquidity capital cushion is an additional amount of capital, in excess of the haircut, which is maintained by the Company in order to meet the demands for additional collateral by the short-term lenders should the market value of the Company's short-term funded Mortgage Assets decline or haircut levels increase. The aggregate liquidity capital cushion equals the sum of liquidity cushion amounts assigned under the Risk-Adjusted Capital Policy to each of the Company's short-term funded Mortgage Assets. Liquidity capital cushions are assigned to each short-term funded Mortgage Asset based on management's assessment of that Mortgage Asset's market price volatility, credit risk, liquidity and attractiveness for use as collateral by short-term lenders. The process of assigning liquidity capital cushions relies on management's ability to identify and weigh the relative importance of these and other factors. Consideration is also given to hedges associated with the short-term funded Mortgage Asset and any effect such hedges may have on reducing net market price volatility, concentration or diversification of credit and other risks in the balance sheet as a whole and the net cash flows that can be expected to arise from the interaction of the various components of the Company's balance sheet. The Board of Directors reviews on a periodic basis various analyses prepared by management of the risks inherent in the Company's balance sheet, including an analysis of the effects of various scenarios on the Company's net cash flow, earnings, dividends, liquidity and net market value. Should the Board of Directors determine that the minimum required capital base set by the Company's Risk-Adjusted Capital Policy is either too low or too high, the Board of Directors may raise or lower the capital requirement accordingly.

The Company expects that its aggregate minimum capital requirement under the Risk-Adjusted Capital Policy will approximate 3% to 15% of the market value of the Company's short-term funded Mortgage Assets plus the net equity value of its long-term funded Mortgage Assets funded with long term debt or equity. This percentage will fluctuate over time, and may fluctuate out of the expected range, as the composition of the balance sheet changes, haircut levels required by lenders change, the market value of short-term funded Mortgage Assets changes, as liquidity capital cushions set by the Board of Directors are adjusted over time, and as the balance of funding between short-term and long-term changes. As of December 31, 1998, the aggregate Risk-Adjusted Capital Requirement was 6.55% of total assets. The Company's actual capital base was 9.00% of total assets at December 31, 1998; thus the Company was not utilizing, at that time, all of the leverage potential available to the Company under its Risk-Adjusted Capital policies.

Less than 50% of the Company's borrowings were short-term at December 31, 1998. The Company's short-term borrowings have consisted of collateralized borrowing arrangements of various types (reverse repurchase agreements, notes payable, and revolving lines of credit). As of December 31, 1998, all short-term borrowings were reverse repurchase agreements. The Company's long-term borrowings at December 31, 1998 consisted of non-recourse, floating and fixed rate, collateralized mortgage-backed bonds. In the future, however, the Company's borrowings may also be obtained through loan agreements, Dollar-Roll Agreements (an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date) and other credit facilities with institutional lenders, the issuance of long-term collateralized debt or similar instruments in the form of collateralized mortgage bonds, collateralized bond obligations, REMICs, FASITs or other forms, and the issuance of secured and unsecured debt securities such as commercial paper, medium-term notes and senior or subordinated notes. The Company may also seek to fund its current balance sheet or future growth through the issuance of preferred stock, common stock or other forms of equity.

In early 1999, the Company extended the maturity of some of its short-term borrowings out to the year 2000, and may continue to extend the maturities of some of its short-term borrowings. The Company may also seek committed short-term borrowing facilities. The Company enters into reverse repurchase agreements primarily with national broker/dealers, commercial banks and other lenders that typically offer such financing. The Company enters into short-term collateralized borrowings only with financial institutions meeting credit standards approved by the Company's Board of Directors, including approval by a majority of Independent Directors, and monitors the financial condition of such institutions on a regular basis. The Company's Bylaws do not limit its ability to incur borrowings, whether secured or unsecured.

MORTGAGE LOAN SECURITIZATION TECHNIQUES

The Company contracts with conduits, financial institutions, mortgage bankers, investment banks, Holdings and others to purchase Mortgage Loans that they are originating or holding in their portfolio. The Company intends to enhance the value and liquidity of most of the Mortgage Loans it acquires by securitizing the loans into Mortgage Securities or pledging the loans to secure the issuance of long-term, mortgage-backed debt in the manner which will best meet its own needs.

In addition to creating Mortgage Securities and issuing long-term debt with the Mortgage Loans in its portfolio, the Company also may "re-securitize" portions of its Mortgage Securities portfolio. In a re-securitization transaction, Mortgage Securities rather than Mortgage Loans are used as collateral to create new Mortgage Securities. This would typically be done as the Mortgage Loans underlying the Mortgage Securities improve in credit quality through seasoning, as values rise on the underlying properties, when the credit quality of junior classes of Mortgage Securities improve due to prepayment of more senior classes or when the Company desires to replace short-term debt with long-term debt. Such transactions can result in improved credit ratings, higher market values, lowered borrowing costs and/or reduced liquidity risk. In December 1997, the Company completed its first re-securitization in its "SMFC 94-A Trust".

The Company may conduct its securitization activities through one or more taxable or REIT-qualifying subsidiaries formed for such purpose. In 1997, the Company formed Sequoia Mortgage Funding Corporation ("Sequoia"), a REIT-qualifying subsidiary, to carry out securitizations. Since then, Sequoia has completed three securitizations, issuing non-recourse, mortgage-backed debt with outstanding balances as of December 31, 1998 of $1.3 billion.

                                COMPANY POLICIES

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

                    RWT HOLDINGS, INC. BUSINESS AND STRATEGY

REDWOOD RESIDENTIAL FUNDING, INC.

GENERAL

RRF was formed as a subsidiary of Holdings in 1998 to engage in mortgage conduit operations in order to meet the needs of mortgage investors seeking investments in high-quality, newly-originated residential mortgage assets. RRF will purchase non-agency eligible mortgage loans from correspondents. These correspondents, herein referred to as "Sellers", may be savings and loan associations, commercial banks, mortgage bankers or other regulated mortgage lenders. RRF will sell acquired loans to its investor customers as loan portfolios or mortgage securities.

RRF believes that the price spread between the acquisition cost of individual whole loans and the sales value of tailored loan portfolios and securities created from acquired loans is likely to afford an attractive return for its conduit operations.

MARKETING STRATEGY

RRF's marketing strategy will: (1) attract a geographically diverse group of both large and small correspondents (2) create value for these correspondents by reducing their costs or improving their revenue opportunities, and

(3) create value for investors through acquisition of attractive mortgage assets. In order to accomplish this, the Company will design efficient processes and offer loan products that are attractive to potential non-conforming borrowers as well as to end-investors in non-conforming mortgage loans and mortgage-backed securities.

MORTGAGE LOANS ACQUIRED

A substantial portion of the mortgage loans to be purchased by RRF are expected to be non-conforming mortgage loans. Currently, the maximum principal balance for conforming loans is $240,000. RRF will typically purchase non-conforming loans that comply in all material respects with FNMA and FHLMC guidelines, with the exception of loan balance. Such non-conforming loans may involve some greater risk as a result of liquidity, which is less than that of conforming loans. Generally, RRF will not acquire mortgage loans with principal balances above $1,100,000.

RRF's focus on the acquisition of non-conforming loans may affect RRF's financial performance. For example, the purchase market for non-conforming loans has typically provided for higher interest rates in order to compensate for the lower liquidity of such loans, thereby potentially enhancing the interest income RRF could earn during the accumulation phase for loans held for sale and during the holding period for loans held for investment. In addition, due to the lower level of liquidity in the non-conforming and other loan markets, RRF may realize higher returns upon securitization of such loans than would by realized upon securitization of conforming loans. On the other hand, such lower level of liquidity introduces hedging and other risks that may from time to time cause RRF to sell loans at a loss.

RRF's purchase activities are expected to focus on those regions of the country where higher volumes of non-conforming mortgage loans are originated, including California, Colorado, Florida, Hawaii, Illinois, Maryland, Massachusetts, New Jersey, New York, Oregon and Washington.

SELLER ELIGIBILITY REQUIREMENTS

RRF will acquire mortgage loans originated by various Sellers, including savings and loan associations, commercial banks, mortgage bankers and other regulated mortgage lenders. Sellers will be required to meet certain regulatory, financial, insurance and performance requirements established by RRF before they are eligible to participate in its mortgage loan purchase program. Sellers must also submit to periodic reviews by RRF to ensure continued compliance with these requirements. RRF's criteria for Seller participation will generally include a minimum tangible net worth requirement, approval as a FNMA or FHLMC Seller/Servicer in good standing and a HUD approved mortgagee in good standing or a financial institution that is insured by the FDIC or comparable federal or state agency and that the Seller is examined by a federal or state authority. In addition, Sellers are required to have comprehensive loan origination quality control procedures. Sellers enter into an agreement that generally provides for recourse by RRF against the Seller in the event of a breach of a representation or warranty made by the Seller with respect to any fraud or misrepresentation during the mortgage loan origination process or upon early payment default on such loans.

PRICING AND COMMITMENT PROCESS

RRF will acquire mortgage loans on a bulk or flow basis pursuant to a delivery option, a servicing option and a commitment term selected by the seller. Sellers who wish to sell the mortgage loans on a flow basis are typically smaller originators of mortgage loans who do not generate the volume or possess large enough credit limits to aggregate volume for bulk deliveries. The seller will be able to price and sell loans electronically via ELWOOD (Electronic Loan Web-based Origination and Optimization Domain), a proprietary system developed by RRF. ELWOOD will receive loan data from Sellers, provide a risk-based price on the mortgage loan's individual characteristics and market data, and then allow the lender to commit to sell the mortgage loan to RRF.

RRF will use a risk-based pricing model to price individual loans. For each loan submitted, the model will measure credit risk, anticipated subordination levels and anticipated securities structure. The model will then derive the value of each mortgage in a security, add RRF's required returns and generate a purchase price. ELWOOD then passes this price to the Seller who may elect to commit to sell the loan to RRF.

Sellers may request a commitment for up to two and one-half minutes after receiving pricing. If a commitment is requested within the time allowed it is issued electronically and recorded in ELWOOD.

RRF will confirm each agreement to purchase a mortgage loan by transmitting to the Seller a commitment confirmation. The provisions of RRF's Mortgage Loan Purchase and Sale Agreement and Servicing Guide (collectively, the "Agreements") will be incorporated in each commitment confirmation.

Commitments will be offered on a mandatory and a best efforts basis.

Mandatory basis. The mandatory delivery option will require the Seller to deliver a mortgage loan(s) to RRF within a specific commitment term, regardless of whether the loans are actually originated by the Seller or whether circumstances beyond the Seller's control prevent delivery. RRF is required to purchase all mortgage loans delivered pursuant to the terms of the commitment at the purchase price established in the commitment. The delivered mortgage file pertaining to each mortgage loan should reflect the mortgage loan information specified in the commitment confirmation. In the event that the information contained in the mortgage file does not reflect the mortgage loan information contained in the commitment confirmation, RRF, at its sole option, reserves the right to adjust the purchase price or to refuse purchase of any such mortgage loan. If the Seller substitutes a mortgage loan in place of an ineligible mortgage loan prior to the closing date, RRF may adjust the purchase price to reflect the mortgage loan information pertaining to the substitute mortgage loan. If a Seller fails to deliver a committed mortgage loan or acceptable substitute mortgage loans under a mandatory commitment, the Seller will be obligated to pay RRF a penalty that will compensate RRF for any costs incurred.

Best Efforts. In contrast, mortgage loans sold on a best efforts basis must be delivered to RRF only if the Seller closes the mortgage loan. The best effort delivery option provides Sellers with an effective way to sell loans during the origination process without any penalty for failing to close loans committed for sale.

UNDERWRITING AND QUALITY CONTROL

RRF has developed comprehensive purchase guidelines for the acquisition of mortgage loans. Each loan purchased must conform to the loan eligibility requirements and credit definitions specified in RRF's Seller/Servicer Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisals and loan documentation. These standards are generally very similar to those used by FNMA. RRF also performs a documentation review prior to the purchase of any mortgage loan. RRF delegates the underwriting function to its Sellers.

RRF has established a delegated underwriting program that is similar in concept to the delegated underwriting programs established by FNMA and FHLMC. Delegated underwriting is standard practice in the industry. Under this program, qualified Sellers are required to underwrite loans in compliance with RRF's loan eligibility standards and credit definitions as set forth in RRF's Seller/Servicer Guide. If the seller meets RRF's financial and performance criteria, the seller will be approved for the delegated underwriting program. In connection with its approval, the seller must represent and warrant to RRF that all mortgage loans sold to RRF will comply with RRF's credit standards. The criteria for Seller participation in this program generally include a minimum net worth requirement, delegated underwriting authority from a major national conduit and from a mortgage insurance company and verification of the Seller's good standing with FNMA or FHLMC.

Ongoing quality control reviews will be conducted by RRF to ensure that the mortgage loans purchased meet its quality standards. The type and extent of the quality control review depend on the nature of Seller and the characteristics of the loans. RRF will review on a post-purchase basis a portion of all loans submitted to determine that the loan was purchased in compliance with the guidelines set forth by RRF. RRF will review a higher portion of certain categories of mortgage loans, such as loans with property value above $1,000,000, cash out refinances and loans above $650,000 in principal amount. In performing a quality control review on a loan, RRF will analyze the underlying property appraisal and examine the credit and income history of the borrower.

SECURITIZATION AND SALE PROCESS

When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $300 to $400 million, RRF intends to securitize them through the issuance of mortgage-backed securities in the form of REMICs or CMOs or to resell them in bulk whole loan sales. The length of time between the commitment to purchase a mortgage loan and the time frame in which RRF will sell or securitize such mortgage loan will generally range from 15 to 120 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type and the securitization process. RRF may sell loans or securities to the Redwood Trust portfolio from time to time.

Any decision to form REMICs or CMOs or to sell the loans in bulk by RRF may be influenced by a variety of factors. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interest classes are tailored to the needs of investors and may be issued in multiples with varying maturities, average lives and interest rates. The residual class represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over and above what is required to be distributed to the regular interest classes. RRF does not intend to retain regular or residual interest classes.

As an alternative to REMIC sales, RRF may issue CMOs from time to time based on the its current and future investment needs, market conditions and other factors. CMOs, however, do not offer RRF the structuring flexibility of REMICs and are expected to be a secondary method of securitizing the mortgage loans.

Credit Enhancement. Any REMICs or CMOs created by RRF are expected to be structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to Agency Certificates in which the principal and interest payments are guaranteed by the U.S. Government or an agency thereof, securities created by RRF will not benefit from any such guarantee. The ratings for the RRF mortgage-backed securities will be based on the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court. RRF can utilize multiple forms of credit enhancement, including special hazard insurance, reserve funds, letters of credit, surety bonds and subordination or any combination thereof.

In determining whether to provide credit enhancement through subordination or other credit enhancement methods, RRF will take into consideration the costs associated with each method. RRF anticipates principally providing credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures or over-collateralization of its mortgage-backed securities. The subordinated securities will be sold.

Each series of mortgage-backed securities will typically be fully payable from the mortgage assets underlying such series, and the recourse of investors will be limited to such assets and any associated credit enhancement features, such as senior/subordinated structures. Generally, any losses in excess of the credit enhancement obtained will be borne by the security holders, except in the case of a breach of the standard representations and warranties made by RRF. Typically, RRF will have recourse to the Sellers of loans for any such breaches, but there can be no assurance of the Sellers' abilities to honor their respective obligations.

Ratings of mortgage-backed securities are based primarily upon the underlying mortgage loans' pool characteristics and associated credit enhancement. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or of any third party credit enhancements, as well as adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

REDWOOD COMMERCIAL FUNDING, INC.

GENERAL

RCF was formed as a subsidiary of Holdings in 1998 to meet the needs of banks and other investors seeking to acquire commercial mortgage assets. RCF originates and services high quality commercial mortgage loans nationwide, providing funding to owners of apartment buildings, office buildings, light industrial, mobile home parks, and retail properties. RCF originates through commercial loan brokers or through direct borrower contact. RCF also acquires portfolios of commercial mortgage loans. RCF generates revenues from the sale of loans to its customers.

RCF lends to credit-worthy borrowers who nearly always provide personal guarantees. RCF generally requires that a property be held in a bankruptcy remote entity and typically requires a loan-to-value ratio of 65% or less and a debt service coverage ratio of at least 1.25 to 1.00.

COMMERCIAL MORTGAGE LOANS ORIGINATED

Most of the commercial mortgage loans to be originated by RCF are expected to have a principal balance of $10 million or less, with an anticipated average size of $2 million to $5 million. RCF may acquire or originate larger loans from time to time. Loans can have fixed and floating interest rates, or a combination of the two. Floating rate loans will typically adjust quarterly or semi-annually off the corresponding LIBOR index; annual and life caps will typically be 2% and 5%, respectively. Floor rates will typically be the start rate. Fixed rate loans will typically have interest rates 350 to 500 basis paints over the 5-year corresponding treasury.

RCF competes in the commercial loan origination market by offering speed, reliability, and flexibility. RCF typically structures loan prepayment penalties to meet the needs of its borrowers and its investors. These penalties are typically not of the yield maintenance or lock-out variety but rather may involve, for example, a 5%, 4%, 3%, 2%, 1% penalty structure for the first five years of the loan. RCF is creative in structuring loans to meet special borrower and investor needs.

SALES PROCESS

RCF plans to sell the loans it originates through whole loans sales to depository institutions, mortgage REITs, underwriters of commercial mortgage backed securities, and others, through private placements of loans or participations with investors, or through securitization. Except for the retention of servicing, RCF will not retain interests in its loans on a long-term basis. RCF may sell loans or interests in loans to the Redwood Trust portfolio from time to time.

The length of time between when RCF originates a commercial mortgage loan and it sells or securitizes such mortgage loan will generally range from 15 to 180 days. If market conditions are favorable and the risk to RCF's balance sheet is minimal, this period of time may lengthen. RCF may seek to market individual loans during or after the origination process. RCF may also seek to make bulk sales, in which case it will typically build portfolios in the $10 to $25 million range before going to market. If securitizations or forward sales are contemplated, then larger portfolios may be assembled. RCF's current target is to produce approximately $15 million of loans per month.

REDWOOD FINANCIAL SERVICES, INC.

GENERAL

RFS, formed in 1998, provides value-added services to financial institutions with residential mortgage and other types of loan portfolios. RFS generates revenues by buying and selling loans and providing fee-based due diligence, analytics, consulting and securitization services.

RFS' business strategy is to assist commercial banks and thrifts meet their goals and reduce risk through active management of their mortgage loan portfolios. Industry trends and market events have combined to disrupt the portfolio profiles of these depository institutions. The consolidation of the banking and thrift industry through mergers and acquisitions has left many of the newly combined entities with residential portfolio profiles that are significantly different than the targeted profile of the pre-merger institution. Similarly, the dramatic decline in mortgage rates spawned rapid prepayments within residential portfolios. The result of both events has effected a transition in residential portfolio profiles. RFS provides residential portfolio managers with a comprehensive assessment, addressing the interest rate, prepayment, liquidity and credit risks existing within the portfolio. Action steps are presented that can modify their portfolio to the desired profile.

In the event that depository institutions desire to modify their portfolio profiles, RFS can apply its loan trading capability to effect desired transactions. RFS provides complete support from transaction design to eventual capital market settlement so as to conduct these transaction strategies with limited impact on the client's operational resources.

 In order to provide these services, RFS has developed software that streamlines its operations and tracks each loan through the entire process of portfolio evaluation, identification of risks and opportunities, strategy assessment, loan due diligence, securitization and sale. RFS provides competitively superior service to its clients by keeping its sales, marketing, service and due diligence operations focused and productive, utilizing technology efficiently, maintaining an efficient and well-hedged warehouse function and accessing the capital markets in an assertive and innovative manner to find the best whole loan or securitization execution.

                                  RISK FACTORS

In addition to the other information contained in this Form 10-K, you should carefully consider the following risk factors in evaluating our Company and its businesses.


COMPANY OPERATIONS RISKS

Although we generally hedge a portion of our interest rate risk, the results of our operations are affected by various other factors, many of which are beyond our control. The results of our operations depend on, among other things, the level of net interest income generated by our mortgage assets, the market value of such assets, the supply of and demand for such mortgage assets and conditions in debt markets. Our net interest income and net asset appreciation gains can vary as a result of changes in short-term and long-term interest rates, supply and demand trends, market liquidity, credit results, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Prepayment rates, interest rates, borrowing costs and credit losses depend on the nature and terms of the mortgage assets, the geographic location of the properties securing the mortgage loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because changes in interest and prepayment rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage our interest rate and prepayment risks while maintaining our status as a REIT.


We employ substantial leverage and face potential net interest and operating losses in connection with borrowings.

We intend to continue to employ our financing strategy of borrowing a substantial portion of the market value or, in the case of certain forms of long-term debt, face value of our mortgage assets. The portion borrowed may vary depending upon the mix of the mortgage assets in our portfolio and the application of the risk-adjusted capital policy requirements to such mix of mortgage assets. We expect generally to maintain a ratio of our total book capital base to book value of total mortgage assets of between 3% and 15%, although the percentage may vary from time to time depending upon the market conditions and other factors deemed relevant by management. Book capital base is the book value of capital accounts, retained earnings and subordinated debt deemed by management to qualify as capital for this purpose, taking into account market value adjustments. However, we are not limited under our bylaws in respect of the amount of our borrowings, whether secured or unsecured. Also, the aggregate percentage of total equity capital could at times be outside the range of our borrowings. We may experience net income losses if the returns on the mortgage assets purchased with borrowed funds fail to cover the cost of the borrowings. In addition, we may not be able to achieve the degree of leverage we believe to be optimal. Increases in haircuts, decreases in the market value of our mortgage assets, increases in interest rate volatility, availability of financing in the market, and rating agency and bond insurer requirements for long-term financing and circumstances then applicable in the lending market are some of the factors that would prevent us from achieving the optimal degree of leverage. If we are not able to achieve the degree of leverage we believe to be optimal, the results of our operations may be less profitable than they might be otherwise.

Failure to refinance outstanding borrowings may adversely affect our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. At December 31, 1998, we relied on short-term borrowings to fund 49% of our mortgage assets. We have utilized short-term borrowings to fund adjustable-rate, hybrid and fixed-rate mortgage assets. We have not, at the present time, entered into any long-term commitment agreements under which a lender would be required to enter into new borrowing agreements during a specified period of time;

however, we may enter into one or more of such commitment agreements in the future if deemed favorable to us. In the event we are not able to renew or replace maturing borrowings, we could be required to sell mortgage assets and related interest rate agreements under adverse market conditions and could incur losses as a result. An event or a development such as a sharp increase or decrease in interest rates or increasing market concern about the value or liquidity of a type or types of mortgage loans or mortgage securities which are short-term funded will reduce the market value of the mortgage assets. This would likely cause lenders to require additional collateral. At the same time, the market value of the unpledged collateral kept on hand to meet calls for additional collateral pledges may have decreased. A number of such factors in combination may cause us difficulties, including a possible liquidation of a major portion of our mortgage assets at disadvantageous prices with consequent losses. This could have a materially adverse effect on us and our solvency.

Decline in market value of mortgage assets may limit our ability to borrow, result in lenders initiating margin calls, and require us to sell mortgage assets in adverse market conditions.

Some of our mortgage assets may be cross-collateralized to secure our multiple borrowing obligations from a single lender. A decline in the market value of our portfolio of mortgage assets may limit our ability to borrow or result in lenders initiating margin calls. A lender's margin call requires a pledge of cash or additional mortgage assets to re-establish the ratio of the amount of the borrowing to the value of the collateral. We may acquire fixed-rate or hybrid mortgage assets pursuant to our asset acquisition/capital allocation policies. Such fixed-rate mortgage assets, if funded with short-term debt, may be more susceptible to margin calls because increases in interest rates tend to more negatively affect the market value of fixed-rate or hybrid mortgage assets than adjustable-rate mortgage assets. This remains true despite effective hedging against such fluctuations because the hedging instruments may not be part of the collateral securing the collateralized borrowings.

Additionally, it may be difficult to realize the full value of the hedging instrument when desired for liquidity purposes due to the applicable REIT provisions of the Code. We could be required to sell mortgage assets under adverse market conditions in order to maintain liquidity. Management may effect such sales when deemed by it to be necessary in order to preserve our capital base. If these sales were made at prices lower than the basis of the mortgage assets, we would experience losses.

A default by us under our short-term or long-term collateralized borrowings could also result in a liquidation of the collateral, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed.

Additionally, in the event of our bankruptcy, most reverse repurchase agreements will qualify for special treatment under the bankruptcy laws. This will allow the creditors under such agreements to avoid the automatic stay provisions of the bankruptcy laws and to liquidate the collateral under such agreements without delay. Conversely, in the event of the bankruptcy of a party with whom we had a reverse repurchase agreement, we might experience difficulty recovering the collateral subject to such agreement. In addition, the Company's claims and creditors could be subject to significant delay. Recoveries, if and when received, may be substantially less than the damages we actually suffered.

To the extent that we are compelled to liquidate mortgage assets that are qualified REIT real estate assets to repay borrowings, we may be unable to comply with the REIT provisions of the Code regarding assets and sources of income requirements. This would ultimately jeopardize our status as a REIT. Failure to maintain REIT status would eliminate our competitive advantage over non-REIT competitors and subject us to federal taxation.

Interest rate fluctuations may result in a decrease in net interest income and/or may result in a decline in the market value of mortgage assets.

We cannot perfectly match the maturities and interest rate adjustment frequencies of our assets and liabilities. We cannot hedge away all such mis-matches. We may not choose to match or hedge assets and liabilities to the full extent possible. Thus, the spread between interest income and interest expense may vary, or go negative, as interest rates fluctuate. In addition, since earnings also consist of appreciation and depreciation of market values of assets as well as interest income, overall earnings may be volatile as compared to the cost of borrowing and funding the Company.

Changes in prepayment characteristics of mortgage assets may result in a decrease in net interest income and/or may result in a decline in the market value of mortgage assets.

Mortgage asset prepayment rates vary from time to time and may cause changes in the amount of our net interest income and asset appreciation income. Prepayments of adjustable-rate, fixed rate and hybrid mortgage loans and mortgage securities backed by adjustable-rate, fixed-rate and hybrid mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such assets and decrease when mortgage interest rates exceed the then-current interest rate on the assets, although such effects are not fully predictable. Prepayment experience may also be affected by changes in consumer behavior, the geographic location of the property securing the mortgage loans, the assumability of the mortgage loans, advances in technology and reduction of costs with respect to refinancing mortgages, conditions in the housing and financial markets, general economic conditions and other factors. Mortgage securities backed by single family mortgage loans are often structured so that certain classes are provided protection from prepayments for a period of time. However, in a period of extremely rapid prepayments, during which earlier-paying classes may be retired faster than expected, the protected classes may receive unscheduled payments of principal earlier than expected and would have average lives that, while longer than the average lives of the earlier-paying classes, would be shorter than originally expected. Commercial mortgages and some residential mortgages are structured with prepayment penalties. However, these loans can still prepay, and the cost to the Company of such prepayment may exceed the penalties received. We will seek to minimize prepayment risk through a variety of means, which may include, to the extent capable of being implemented at reasonable cost at various points in time, structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage assets with prepayment prohibitions and penalties, investing in certain mortgage securities structures which have prepayment protection, balancing assets purchased at a premium with mortgage assets purchased at a discount and prepayment hedging. In many operating environments, however, it will not be possible for us to acquire assets with a zero net balance of discount and premium. Even if we do have low levels of net mortgage premium or discount, changes in prepayment rates can affect earnings by affecting the market values of assets. We may choose not to hedge prepayment risk, and any such hedges we do make may not be effective. In such circumstances, the risk of earning variability resulting from changes in prepayment rates may rise. In addition, we have purchased and/or created interest-only and principal-only strips. These securities are leveraged with respect to prepayment risk although they may also serve as prepayment hedges. No strategy can completely insulate us from prepayment risks arising from the effects of interest rate changes while simultaneously meeting returns acceptable to shareholders.

Changes in anticipated prepayment rates of mortgage assets could affect us in several adverse ways. The faster than anticipated prepayment of any adjustable-, hybrid or fixed-rate mortgage asset that we purchased at a premium would generally result in higher premium amortization expense. In addition, increased prepayments may be a disadvantage to us in environments where we can only acquire assets with lower returns than our existing assets. Slower than anticipated prepayment rates will decrease discount amortization income for discount mortgage assets and will reduce the Company's ability to invest in new mortgage assets with higher yields when such assets are available. In addition, depending on asset type or characteristics, slowing or increasing mortgage prepayment rates may reduce market values and thus asset appreciation income.

Failing to hedge against interest rate changes effectively may adversely affect results of operations.

Our operating strategy subjects us to interest rate risks as described above. We follow an asset/liability management program intended to partially protect against interest rate changes and prepayments. Nevertheless, developing an effective asset/liability management strategy is complex and no strategy can completely insulate us from risks associated with interest rate changes and prepayments. Also, we do not attempt to hedge all such risks. In addition, there is no assurance that our hedging activities will have the desired beneficial impact on our operating results or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising and volatile interest rates.

We may increase our hedging activity, and thus increase our hedging costs, during such periods when interest rates are volatile or rising and/or when hedging costs have increased. Moreover, federal tax laws applicable to REITs may substantially limit our ability to engage in asset/liability management transactions. Such federal tax laws may prevent us from effectively implementing hedging strategies that we determine, absent such restrictions, would best insulate us from the risks associated with changing interest rates and prepayments.

We use mark-to-market accounting for all of our interest rate agreements, whereas, not all of our hedged assets and liabilities are marked-to-market in a similar manner. As a result of the use of different accounting treatments between assets, liabilities and their hedges, earnings volatility may result.

We purchase and sell from time to time interest rate caps, interest rate swaps, interest rate futures and similar instruments to attempt to mitigate the risk of the spread between the yield on earning assets and the cost of funds narrowing as interest rates change. We also attempt to hedge, to some degree, the market values of balance sheet items. Also, we purchase and sell interest rate caps, interest rate swaps, interest rate futures and similar instruments to attempt to modify the characteristics of any fixed-rate loan issuance, or to hedge the anticipated issuance of future liabilities or the market value of certain assets. We may also buy or sell US Treasury securities or other cash instruments as part of our hedging strategy. In this way, we intend generally to hedge as much of the interest rate risk and prepayment risk as management determines is in our best interests given the cost of such hedging transactions and the need to maintain our status as a REIT. The amount of income we may earn from our interest rate caps and other hedging instruments is subject to substantial limitations under the REIT provisions of the Code. In particular, when we earn income under such instruments, we will seek advice from tax counsel as to whether such income constitutes qualifying income for purposes of the 95% gross income test and as to the proper characterization of such arrangements for purposes of the REIT asset tests. This determination may result in management electing to have us bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is advisable.

Hedging poses a credit risk.

In the event that we purchase interest rate caps or floors or enter into other contractual interest rate agreements to hedge against lifetime and periodic rate or payment caps, and the provider of interest rate agreements becomes financially unsound or insolvent, we may be forced to unwind our interest rate agreements with such provider and may take a loss on such interest rate agreements. There is no assurance that we can avoid such third party risks.

Difference in performance between the hedging instrument and hedged items may adversely affect results of operations.

We also accept basis risk in entering into interest rate swap and cap agreements and other hedges. Basis risk occurs as the performance of hedged items and/or hedging instruments vary from expectations and differ in performance from each other. For instance, we hedge our liabilities to mitigate interest rate risk of mortgage assets that are fixed or reprice at different times or are based on different indices. Although the hedging item may reduce interest rate risk, mortgage borrowers may prepay at speeds that vary from initial expectation. Absent proper monitoring, we could have a hedging instrument in place without an underlying hedged liability. We also, to a partial degree, may seek to hedge changes in asset market values. Basis risk arises because asset market values can change for many other reasons than are hedgeable. Any differences from original expectations in basis, prepayment rates, market values or other factors may have a material adverse effect on results of our operations.

We face credit loss exposure on mortgage assets.

A substantial portion of our investment portfolio at December 31, 1998 consisted of single-family mortgage loans or mortgage assets evidencing interests in single-family mortgage loans. At December 31, 1998, 52% of the mortgage assets we owned were single-family mortgage loans and 47% were single-family mortgage securities. Commercial mortgage loans totaled $8 million, or 0.3% of assets. We will bear the risk of credit loss on any residential or commercial mortgage assets we purchase in the secondary mortgage market or through our mortgage lending business. To the extent third parties have been contracted to provide the credit enhancement, we are dependent in part upon the credit worthiness and claims-paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Further, the insurance coverage for various types of losses is limited in amount and losses in excess of the limitation would be borne us.

Prior to securitization, we generally do not intend to obtain credit enhancements such as mortgage pool or special hazard insurance for our residential and commercial mortgage loans, other than FHA insurance, VA guarantees and private mortgage insurance, in each case relating only to individual residential mortgage loans. Accordingly, during the time we hold such mortgage loans for which third party insurance or other credit enhancements are not obtained, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance, such as those occurring from earthquakes or floods. In the event of a default on any mortgage loan held by us, including, without limitation, resulting from higher default levels as a result of declining property values and worsening economic conditions, among other factors, we would bear the risk of loss of principal to the extent of any deficiency between the value of the related real property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan. Defaulted mortgage loans would also cease to be eligible collateral for short-term borrowings and, to the extent not funded with long-term, non-recourse debt, would have to be financed by us out of other funds or funded with equity until ultimately liquidated, resulting in increased financing costs and reduced net income or a net loss.

We lack voting control of our taxable affiliates.

We formed Holdings to serve as a holding company for our taxable affiliates to legally separate the conduit, trading, advisory and commercial lending lines of business from the REIT entity. This was done for regulatory, tax, risk management and other reasons. George E. Bull III and Douglas B. Hansen, executive officers of Redwood Trust, Inc., own 100% of the voting common stock of Holdings while we own 100% of Holdings' nonvoting preferred stock. The common stock is entitled to one percent of dividend distributions of Holdings and the preferred stock is entitled to 99% of such distributions. Holdings wholly owns RRF, RFS and RCF. Without voting control of Holdings and its subsidiaries, we cannot assure you that their business activities and policies may not differ from those that would be followed if we did have voting control. In addition, while Holdings and Messrs. Bull and Hansen have entered into an agreement of shareholders which contains certain management and control provisions and restrictions on transfer of the common stock of Holdings, you cannot be assured that the agreement will be enforced in a timely manner against the individuals, their heirs or representatives.

Recent proposed tax legislation may adversely affect our ability to engage in non-qualifying activities through Holdings or other affiliates.

The President's recently released 2000 budget plan includes certain proposed legislative changes that, if enacted, could affect our ability to engage in certain activities. Under the President's proposals, the Company may be able to acquire and own the common stock of Holdings directly so long as this investment does not exceed 15% of the Company's assets. There may be, however, restrictions on Holdings' businesses and on inter-company transactions that would not be beneficial. It is impossible to predict at this time whether any REIT legislation will be adopted as well as whether the final form of any such legislation will be generally harmful or helpful to us.

HOLDINGS OPERATIONS RISKS

The three business units of Holdings -- RRF, RCF and RFS -- will be subject to operations risks including the following:

RRF faces the risks of a start-up business since it is a recently formed enterprise.

RRF was incorporated in the State of Delaware on August 18, 1998. RRF immediately commenced establishing its conduit operations by hiring personnel, procuring computer systems and other equipment and contracting with vendors for key software packages. RRF may be adversely impacted if it is unable to coordinate all of the activities required to operate a mortgage conduit. In addition, any significant delays in achieving an effective operation, which may occur due to vendor delay beyond the control of RRF, may cause cost over-runs and require increased investment in RRF by Holdings.

RRF could be adversely impacted if the components of its conduit operation fail to inter-relate in the manner desired or if any one component fails to address successfully its assigned task. For example, losses may result if the risk management software and risk management processes fail to hedge effectively the interest rate risk prior to securitization. In addition, RRF may be adversely impacted if the risk management system assumes that a securitization will take place on a specific date and hedges accordingly, but the securitization is delayed due to delays in the loan underwriting or securitization functions.

We cannot assure you that RRF will be able to profitably operate its mortgage conduit activities.

Competition with other prospective purchasers of mortgage assets may result in fluctuations in volume and cost of acquiring mortgage assets.

RRF competes in its business of purchasing non-conforming mortgage loans and issuing securities backed by such loans with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. Many of the institutions with which RRF will compete in these operations have significantly greater financial resources than RRF. Fluctuations in the volume and cost of acquiring mortgage assets resulting from competition from other prospective purchasers of mortgage assets could adversely affect the profitability of RRF's conduit operations.

Consolidation in the mortgage banking industry may reduce RRF's customer base and negatively impact RRF's conduit operations.

Continued consolidation in the mortgage banking industry may also reduce the number of sellers to RRF's conduit operations. This would reduce RRF's potential customer base, and result in RRF purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact RRF's conduit operations.

RRF faces the risk that third party vendors will not perform as anticipated.

RRF depends on third party vendors to perform many functions critical to its successful operation, such as servicing and underwriting its mortgage loans and maintaining its on-line, inter-active computer system. Without control over third party vendors, RRF is dependent upon such vendors to perform according to their contractual obligations. If third party vendors do not perform their required functions effectively, RRF's results of operations could be materially adversely affected.

Competition from other investment opportunities available to investors may adversely affect investment in RRF's securities.

Mortgage-backed securities issued through RRF's conduit operations face competition from other investment opportunities available to prospective investors. To the extent RRF cannot find an investor, it faces the risk of having to retain securities of any class that cannot be fully sold when it issues each new deal. RRF then faces the risk that any retained class of security, particularly any interest-only security or subordinated security with respect to credit risk, will fall in value before it can be sold. This could result in a decrease in earnings for RRF.

RRF conduit operations may be adversely impacted by changes in interest rates.

RRF's earnings will be affected by changes in market interest rates. RRF will be subject to the risk of rising mortgage interest rates between the time it commits to purchase mortgage loans at a fixed price and the time it sells or securitizes those mortgage loans. An increase in interest rates will generally result in a decrease in market value of loans that RRF has committed to purchase at a fixed price, but has not yet sold or securitized.

Changes in interest rates may increase or decrease the number of loans delivered to RRF under best effort delivery program terms, and such variation may result in losses. Higher rates of interest may discourage potential mortgagors from refinancing mortgage loans, borrowing to purchase a home or seeking a second mortgage loan. The result would be a decrease in the volume of mortgage loans available to be purchased through RRF's conduit operations. In addition, an increase in short-term interest rates may decrease or eliminate or, under certain circumstances, cause to be negative, RRF's net interest spread during the accumulation of mortgage loans held for sale. Should short-term interest rates exceed long-term interest rates, commonly referred to as an "inverted yield curve" scenario, a negative effect on RRF's net interest spread would likely result.

Demand for residential mortgage loans and RRF's non-conforming loan products may inhibit RRF's ability to obtain sufficient mortgage loans for successful results of operations.

The availability of mortgage loans meeting RRF's criteria is dependent upon, among other things, the size of and level of activity in the residential real estate lending market and, in particular, the demand for non-conforming mortgage loans. The size and level of activity in the residential real estate lending market depend on various factors, including the level of interest rates, regional and national economic conditions, inflation and deflation in residential property values and the general regulatory and tax environment as it relates to mortgage lending. RRF's business will be adversely affected to the extent RRF is unable to obtain sufficient mortgage loans meeting its criteria.

Fannie Mae and Freddie Mac, formerly known as FNMA and FHLMC, are not currently permitted to purchase single-family mortgage loans with original principal balances above $240,000 ($360,000 in Alaska and Hawaii). If this dollar limitation is increased without a commensurate increase in home prices so that the size of the non-conforming mortgage loan market is reduced, RRF's ability to maintain or increase its current acquisition levels could be adversely affected. Also, FNMA and FHLMC would be in a position to purchase a greater percentage of the mortgage loans in the secondary market than they currently acquire. In addition, FNMA and FHLMC have recently instituted programs under which they will purchase mortgage loans whose borrowers have lower credit ratings compared to those required by FNMA and FHLMC in the past, each thereby further increasing their share of the secondary market.

In general, lower interest rates prompt greater demand for mortgage loans. This is true because more individuals can afford to purchase residential properties, and refinancing and second mortgage loan transactions increase. However, if low interest rates are accompanied by a weak economy and high unemployment, demand for housing and residential mortgage loans may decline. Conversely, higher interest rates and lower levels of housing finance and refinance activity may decrease mortgage loan purchase volume levels. Decreased mortgage loan purchase volume levels would result in decreased economies of scale and higher costs per unit, reduced fee income, smaller gains on the sale of non-conforming mortgage loans and lower net income during the accumulation phase.

Breach of representations and warranties could adversely impact RRF.

RRF may engage in securitizations or bulk whole loan sales in connection with its conduit operations. RRF expects that in connection with any of its issuances of mortgage-backed securities, such securities will be non-recourse to RRF, except in the case of a breach of the standard representations and warranties made by RRF when mortgage loans are securitized. While RRF expects that it will have recourse to the sellers of mortgage loans for any such breaches, there can be no assurance of the sellers' abilities to honor their respective obligations. Also, RRF may engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against it in the event of a breach of a representation or warranty made by it, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. RRF will generally limit the remedies of such purchasers to the remedies RRF receives from persons from whom it purchased such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans from RRF may be broader than those available to RRF against its seller. Thus, should a purchaser exercise its rights against RRF, RRF may not always be able to enforce whatever remedies it may have against its sellers.

Lack of geographic diversification of properties underlying mortgage loans may subject such mortgage loans to greater risk of default in event of hazards that affect such region.

RRF seeks geographic diversification of the properties underlying its mortgage loans. Nevertheless, properties underlying such mortgage loans may be located in the same or a limited number of geographical regions. To the extent that properties underlying such mortgage loans are located in the same geographical region, such mortgage loans may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments and natural hazard risks that may affect such region and, ultimately, the ability of property owners to make payments of principal and interest on the mortgage loans.

RRF's dependence upon the proper functioning of the securitization market can result in significant liquidity constraints.

RRF's results are dependent upon its ability to securitize its mortgage loans on a frequent basis and in large transactions. Adverse changes in the securitization market could impair RRF's ability to acquire and finance mortgage loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon RRF's results of operations and financial condition. In the fourth quarter of 1998, the secondary mortgage market experienced a liquidity crisis that disrupted the securitization market. Subordinated classes of securities and interest-only securities either could not be sold or could be sold only at unattractive prices. Comparable disruptions of the market in the future could materially adversely impact RRF's results of operations and financial condition.

RCF faces the risks of a start-up business.

RCF is a start-up business since it is a recently formed enterprise. We cannot assure you when or if RCF will achieve profitability. RCF plans to expand and develop its business. There can be no assurance that such activities will be effective.

RCF may be adversely impacted by credit losses.

RCF faces risk of loss on its small commercial mortgage loans due to default of the borrowers for credit or other reasons. Small commercial mortgage loans of the type originated by RCF are generally subject to higher levels of credit and other risks compared to residential mortgage loans. In the event of default, the collateral securing such loans may not be adequate to fully discharge the amounts due. RCF bears directly the risk of loss on loans being held by it for sale to investors. RCF relies on being able to originate and acquire commercial loans at prices lower than its investors will buy these loans. Credit concerns from delinquent or defaulted loans, as well as other factors such as interest rate variations, failure to hedge effectively, supply and demand considerations in the market place, and the like, can reduce or eliminate RCF's ability to realize a gain on sale. In addition, RCF bears risks tied to the representations and warranties it makes to investors upon sale. Even where no breach of representations and warranties has occurred, if the loans sold by RCF perform poorly, RCF's ability to continue to sell loans to investors could be significantly diminished and cause RCF to curtail or suspend its lending activities.

RFS faces the risks of a start-up business.

RFS is a start-up business since it is a recently formed enterprise. We cannot assure you when or if RFS will achieve profitability. RFS plans to expand and develop its business. There can be no assurance that such activities will be effective.

Limited availability of product to purchase or sell and other factors may adversely affect RFS' results of operations.

RFS is dependent upon the willingness of banks and thrifts to sell or buy mortgage loans or mortgage securities with RFS. RFS may be adversely impacted if banks and thrifts decide not to sell loans or securities or if RFS cannot find attractive loans or securities to sell to clients willing to buy assets. The willingness of banks and thrifts to sell or buy loans may be diminished from time to time by regulatory influences, unstable market conditions or changing interest rates. RFS faces the risk that financial institutions do not wish to have their portfolio's analyzed or do not seek to restructure their portfolio after such analysis. RFS may not be able to generate profits in some cases if it is not able to assist in the execution of such restructurings.

RFS may be adversely impacted by market and credit risk.

RFS may maintain inventory positions in residential mortgage loans or securities purchased from depository institutions. In addition, RFS may enter into commitments to purchase or sell mortgage loans or securities and may hold loans or securities on a temporary basis pending resale. As such, RFS is exposed to market and credit risk. Market risk includes the risk of decrease in market value of the inventoried assets due to interest rate changes or other factors and the risk of reduced net interest income or losses from prepayment levels higher than anticipated or increased funding costs. RFS limits market value risk by employing hedging and other strategies. There can be no assurance that such hedging strategies will be effective and RFS may incur a loss on the hedged asset as well as the hedge instrument due to movements in market values and interest rates. In addition, counterparties to loan purchase and sale commitments may not be able or willing to complete transactions, thus potentially exposing RFS to loss. RFS may intend to securitize loans through Fannie Mae or Freddie Mac. If it cannot do so, it may realize a lower than expected price upon sale. During the time it holds loans or securities, RFS will bear any losses on such assets due to credit defaults.

RFS is dependent on the availability of borrowings.

In order to facilitate its purchases of loans and securities, RFS will rely on collateralized borrowing arrangements. RFS has not yet entered into any such arrangements and the cost and availability of such funding may affect RFS' profitability and ability to maximize returns on the opportunities it creates.

OTHER RISKS

We depend on key personnel for successful operations.

Both our operations and those of Holdings and its affiliates depend significantly upon the contributions of their respective executive officers. Many of such executive officers would be difficult to replace. The loss of any key person could materially adversely affect business and operating results.

Capital stock price volatility may negatively impact liquidity of our common stock and may cause investors in our common stock to experience losses.

Capital stock price volatility may adversely affect the market price of our common stock. With respect to the public market for our common stock, it is likely that the market price of the common stock will be influenced by earnings volatility and by the market's perception of our ability to achieve earnings growth. Our earnings result from activities at the Company and at Holdings. They are dependent on revenues, which consist primarily of net asset appreciation, net gain on sale and interest income, exceeding expenses, consisting primarily of interest expense, hedging expenses, credit expenses, operating expenses and, in the case of Holdings, taxes. All of these elements can be volatile with respect to a variety of internal and external factors and are particularly uncertain given the start-up nature of Holdings' businesses. Liquidity and capital issues will have large effects. The Company's dividend, and practices with respect to paying a dividend, may also effect the stock price. In addition, if the market price of other REIT stocks decline for any reason, or if there is a broad-based decline in real estate values or in the value of our mortgage assets and the market price of our common stock has been adversely affected due to any of the foregoing reasons, the liquidity of our common stock may be negatively impacted and investors who may desire or be required to sell shares of common stock may experience losses.

                                   COMPETITION

THE COMPANY

The Company believes that its principal competition in the business of acquiring, managing, credit-enhancing and financing Mortgage Assets and issuing mortgage-backed debt to investors are financial institutions such as banks, savings and loans, life insurance companies, bond insurance companies, mortgage insurance companies, GSEs, institutional investors such as mutual, pension and hedge funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than the Company, the Company anticipates that it will be able to compete effectively and generate relatively attractive rates of return for stockholders due to its relatively low level of operating costs, relative freedom to securitize its assets, ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of Mortgage Assets resulting in higher prices and lower yields on such Mortgage Assets. The Company believes it is and plans to continue to be a "low cost producer" compared to most of its competitors in the business of holding, credit-enhancing and financing Mortgage Assets. Accordingly, the Company plans to generate relatively attractive earnings.

RWT HOLDINGS, INC.

Holdings' business units compete in their businesses of originating, purchasing and selling mortgage loans and issuing securities backed by such loans with established mortgage correspondent programs, investment banking firms, securities broker-dealers, savings and loan associations, banks, finance companies, mortgage bankers, mortgage brokers, insurance companies, other lenders and other entities purchasing and selling mortgage assets. RCF competes with other originators and sellers of commercial mortgage loans and other assets. Many of the institutions with which Holdings will compete in these operations have significantly greater financial resources than Holdings. Fluctuations in the volume and cost of acquiring mortgage assets resulting from competition from other prospective purchasers of mortgage assets could adversely affect the profitability of Holdings operations. Mortgage-backed securities issued through Holdings' operations and Holdings' sales of mortgage loans face competition from other investment opportunities available to prospective investors.

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

There can be no assurance that the Company will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company failed to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

STOCK OWNERSHIP TESTS

The capital stock of the Company must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. The Company must satisfy these stock ownership requirements each taxable year. The Company must solicit information from certain of its shareholders to verify ownership levels and its Articles of Incorporation provide restrictions regarding the transfer of the Company's shares in order to aid in meeting the stock ownership requirements. If the Company were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the recently enacted "good faith" exemption is available.

ASSET TESTS

The Company must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

     (a) at least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the "75% Asset Test"); and

     (b) the value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed either (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

The Company expects that substantially all of its assets will be Qualified REIT Real Estate Assets. In addition, the Company does not expect that the value of any non-qualifying security of any one entity, including interests in taxable affiliates, would ever exceed 5% of the Company's total assets, and the Company does not expect to own more than 10% of any one issuer's voting securities.

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

     (b) at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test"); and

     (c) for the four years prior to 1998, less than 30% of the Company's gross income must have been derived from the sale of Qualified REIT Real Estate Assets held for less than four years, stock or securities held for less than one year (including certain interest rate swaps and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) and certain "dealer" property (the "30% Gross Income Test").

The Company intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of Mortgage Assets, to comply with the REIT Gross Income Tests. In particular, the Company will treat income generated by its interest rate caps and other hedging instruments as non-qualifying income for purposes of the 95% Gross Income Tests unless it receives advice from counsel that such income constitutes qualifying income for purposes of such test. Under certain circumstances, for example, (i) the sale of a substantial amount of Mortgage Assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in the qualifying income of the Company which may result in the non-qualifying income exceeding 5% of gross income, the Company may be unable to comply with certain of the REIT Gross Income Tests. See " Taxation of the Company" below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

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

QUALIFIED REIT SUBSIDIARIES

The Company currently holds some of its assets through Sequoia Mortgage Funding Corporation, a wholly-owned subsidiary, which is treated as a "Qualified REIT Subsidiary". As such its assets, liabilities and income are generally treated as assets, liabilities and income of the Company for purposes of each of the above REIT qualification tests.

TAXATION OF THE COMPANY

In any year in which the Company qualifies as a REIT, the Company will generally not be subject to Federal income tax on that portion of its REIT taxable income or capital gain that is distributed to its stockholders. The Company will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

Notwithstanding its qualification as a REIT, the Company may also be subject to tax in certain other circumstances. If the Company fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% Gross Income Test. The Company will also be subject to a tax of 100% on net income derived from any "prohibited transaction" (which includes dispositions of property classified as "dealer" property) and if the Company has
(i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, the Company would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. The Company may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

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

TAXABLE SUBSIDIARIES

The Company intends to undertake certain hedging activities and the creation of Mortgage Securities through securitization through its taxable affiliates. In order to ensure that the Company does not violate the more than 10% voting stock of a single issuer limitation described above, the Company owns (or will own) only nonvoting preferred, nonvoting common stock or 10% or less of the voting common stock and the other persons own (or will own) all of the remaining voting common stock of such taxable affiliates. The value of the Company's investment in such taxable affiliates must also be limited to less than 5% of the value of the Company's total assets at the end of each calendar quarter so that the Company can also comply with the 5% of value, single issuer asset limitation described above under " - General - Asset Tests." The taxable affiliates do not elect REIT status and distribute only net after-tax profits to their stockholders, including the Company. Before the Company engages in any hedging or securitization activities or uses any such taxable affiliates, the Company will obtain an opinion of counsel to the effect that such activities or the formation and contemplated method of operation of such corporation will not cause the Company to fail to satisfy the REIT Asset and REIT Gross Income Tests.

There is currently proposed legislation in Congress (described below) which could, if passed, restrict or eliminate the Company's ability to use taxable affiliates.

TAXATION OF STOCKHOLDERS

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

Upon a sale or other disposition of the Common Stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder's adjusted basis in such stock, which gain or loss generally will be long-term if the stock was held for more than twelve months. Any loss on the sale or exchange of Common Stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of designated capital gain dividends received by such stockholder.

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

TAXATION OF TAX-EXEMPT ENTITIES

Subject to the discussion below regarding a "pension-held REIT," a tax-exempt stockholder is generally not subject to tax on distributions from the Company or gain realized on the sale of the Securities, provided that such stockholder has not incurred indebtedness to purchase or hold its Securities, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that the Company, consistent with its present intent, does not hold a residual interest in a REMIC that gives rise to "excess inclusion" income as defined under section 860E of the Code. However, if the Company was to hold residual interests in a REMIC, or if a pool of its assets were to be treated as a "taxable mortgage pool," a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income ("UBTI"). Although the Company does not believe that the Company, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS APPLICABLE TO FOREIGN HOLDERS

The following discussion summarizes certain United States Federal tax consequences of the acquisition, ownership and disposition of Common Stock or Preferred Stock by an initial purchaser that, for United States Federal income tax purposes, is a "Non-United States Holder". Non-United States Holder means: not a citizen or resident of the United States; not a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof; or not an estate or trust whose income is includible in gross income for United States Federal income tax purposes regardless of its source. This discussion does not consider any specific facts or circumstances that may apply to particular non-United States Federal tax consequences of acquiring, holding and disposing of Common Stock or Preferred Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

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

Gain recognized by a Non-United States Holder upon a sale of either Common Stock or Preferred Stock will generally not be subject to tax under FIRPTA if the Company is a "domestically-controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-United States persons. Because only a minority of the Company's stockholders is expected to be Non-United States Holders, the Company anticipates that it will qualify as a "domestically-controlled REIT." Accordingly, a Non-United States Holder should not be subject to United States Federal income tax from gains recognized upon disposition of its shares.

INFORMATION REPORTING AND BACKUP WITHHOLDING

The Company will report to its U.S. shareholders and the Internal Revenue Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a shareholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or
(b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A shareholders that does not provide the Company with its correct taxpayer identification number may also be subject to penalties imposed by the Internal Revenue Service. Any amount paid as backup withholding will be creditable against the shareholder's income tax liability. In addition, the Company may be required to withhold a portion of dividends and capital gain distributions to any shareholders that do not certify under penalties of perjury their non-foreign status to the Company.

PROPOSED TAX LEGISLATION

The President's 2000 Budget Plan (released on February 1, 1999) includes certain tax proposals applicable to REITs that may be relevant to the Company. These proposals are variations on proposals made but not enacted last year. In particular, one proposal would change the requirement that a REIT not own more than 10% of the voting power of a corporation (other than a "Qualified REIT Subsidiary") to a requirement based on a 10% of vote or value limit, except in the case of certain qualified taxable subsidiaries ("QTS's") engaged in specific types of activities. The combined value of all QTS's, however, would be limited to no more than 15% of the total value of a REIT's assets (and no more than 5% in the case of QTS's performing services to tenants of the REIT). In addition, significant other limitations would apply with respect to transactions between the REIT and the QTS, including that the QTS would not be able to deduct interest paid directly or indirectly to the REIT (or with respect to debt guaranteed by the REIT). This proposal is intended to be effective upon enactment.

Another proposal would generally expand the "five or fewer" stock ownership test to also limit entities (other than another REIT) from owning or controlling 50 percent or more of a REIT's stock.

It is unclear whether these or any of the President's other tax proposals will be enacted, and if so, in what form. It is therefore unclear whether (i) the Company will in fact be able to continue to utilize its taxable affiliates to achieve its intended benefits or (ii) will otherwise be adversely effected by the President's tax proposals.

EMPLOYEES

As of March 17, 1999, the Company employed twenty-eight people, RFS employed twenty-four, RRF employed eighteen and RCF employed eight.

ITEM 2. PROPERTIES

The Company and Holdings lease space for their executive and administrative offices at 591 Redwood Highway, Suites 3100,3120 and 3140, Mill Valley, California 94941, telephone (415) 389-7373.

RFS leases space for its mortgage portfolio evaluation services at 110 E. Broward, Blvd., Ft. Lauderdale, Florida 33301, telephone (954) 463-0900.

RRF leases space for its residential mortgage banking operations at 125 E. Sir Francis Drake Blvd. #300, Larkspur, California 94939, telephone (415) 464-5780. In addition, RRF leases a corporate apartment near its office building for use by its out of state salesforce.

RCF leases space for its commercial mortgage banking operations at 6880 South McCarran Blvd. #3, Reno, Nevada 89509, telephone (775) 448-9200. Additionally, RCF leases three offices, all located in California, for use by its offsite loan production officers.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 28, 1998, the Company's Common Stock was listed and traded on the New York Stock Exchange under the symbol RWT. Prior to that date, the Company's Common Stock was traded on the over-the-counter market and was quoted on the Nasdaq National Market under the symbol RWTI. The Company's Common Stock was held by approximately 400 holders of record on March 17, 1999 and the total number of beneficial shareholders holding stock through depository companies was approximately 4,000. The high and low closing sales prices of shares of the Common Stock as reported on the New York Stock Exchange or the Nasdaq National Market composite tape and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

                                                                       Common Dividends Declared
                                                                 ------------------------------------
                                           Stock Prices           Record       Payable          Per
                                       High          Low           Date          Date          Share
                                     --------      --------      --------      --------      --------
Year Ended
December 31, 1999

First Quarter (through
March 17, 1999)                       $17 3/8      $13 1/2             --            --            --

Year Ended
December 31, 1998

First Quarter                         $23 1/2      $18 5/8         5/7/98       5/21/98      $   0.27
Second Quarter                        $25 5/8      $17 9/16        8/6/98       8/21/98      $   0.01
Third Quarter                         $17 5/8      $12 3/4             --            --            --
Fourth Quarter                        $16 1/16     $11 1/16            --            --            --

Year Ended
December 31, 1997

First Quarter                         $56 3/4       $36 1/2       3/31/97       4/21/97      $   0.60
Second Quarter                        $57 1/8       $39 1/4       6/30/97       7/21/97      $   0.60
Third Quarter                         $50           $27 7/8       9/30/97      10/21/97      $   0.60
Fourth Quarter                        $31 3/4       $19 9/16     12/31/97       1/21/98      $   0.35

The Company intends to pay quarterly dividends so long as the minimum REIT distribution rules require it. The Company intends to make distributions to its stockholders of all or substantially all of its taxable income each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the taxable earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Preferred Stock. As of December 31, 1998, the full cumulative dividends have been paid on the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 1998, 1997, 1996 and 1995 and for the period from commencement of operations on August 19, 1994 to December 31, 1994. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                 PERIOD
                                                                                                                  FROM
                                                                                                               AUGUST 19,
                                                              YEARS ENDED DECEMBER 31,                           1994 TO
                                                                                                               DECEMBER 31,
                                             1998              1997             1996             1995             1994
                                          ------------      ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:
   Interest income                        $    222,804      $    198,604     $     67,284     $     15,726     $      1,296
   Interest expense                            196,124           160,277           49,191           10,608              760
   Interest rate agreement expense               3,514             3,741            1,158              339                8
   Net interest income                          23,166            34,586           16,935            4,779              528
   Provision for credit losses                   1,120             2,930            1,696              493               --
   Equity in (earnings) losses of
      RWT Holdings, Inc.                         4,676                --               --               --               --
   Operating expenses (a)                        4,656             4,658            2,554            1,131              146
   Net unrealized and realized
      gains (losses) on assets                 (38,943)              563               --               --               --

   Net income (loss) available to
      common stockholders                 $    (40,118)     $     24,746     $     11,537     $      3,155     $        382
   Net taxable income                     $      2,859      $     29,964     $     15,168     $      3,832     $        354
   Net taxable income available to
      common stockholders                 $        112      $     27,149     $     14,020     $      3,832     $        354

   Weighted average shares of
      common stock and common stock
      equivalents - "diluted"               13,199,819        13,680,410        8,744,184        3,703,803        1,916,846
   Diluted earnings (loss) per share      $      (3.04)     $       1.81     $       1.32     $       0.85     $       0.20
   Dividends  declared per Class A
      preferred share                               --                --               --     $      0.500     $      0.250
   Dividends  declared per Class B
      preferred share                     $      3.020      $      3.020     $      1.141              N/A              N/A
   Dividends declared per common share    $      0.280      $      2.150     $      1.670     $      0.460              N/A
BALANCE SHEET DATA:
   Mortgage assets                        $  2,670,863      $  3,366,622     $  2,153,428     $    432,244     $    117,477
   Total assets                           $  2,832,448      $  3,444,197     $  2,184,197     $    441,557     $    121,528
   Short-term debt                        $  1,257,570      $  1,914,525     $  1,953,103     $    370,316     $    100,376
   Long-term debt                         $  1,305,560      $  1,172,801               --               --               --
   Total liabilities                      $  2,577,658      $  3,109,660     $  1,973,192     $    373,267     $    101,248
   Total stockholders' equity             $    254,790      $    334,537     $    211,005     $     68,290     $     20,280
   Number of Class A preferred
      shares outstanding                            --                --               --               --        1,666,063
   Number of Class B preferred
      shares outstanding                       909,518           909,518        1,006,250               --               --
   Number of common shares outstanding      11,251,556        14,284,657       10,996,572        5,517,299          208,332
OTHER DATA:
   Average assets (amortized cost)        $  3,571,889      $  3,036,725     $    999,762     $    220,616     $     58,414
   Average borrowings                     $  3,250,914      $  2,709,208     $    861,316     $    174,926     $     37,910
   Average equity                         $    307,076      $    307,029     $    131,315     $     43,349     $     20,137
   Interest rate spread                           0.34%             0.68%            1.09%            1.11%            0.72%
   Net interest margin                            0.65%             1.14%            1.69%            2.17%            2.50%
   Operating expenses as a % of
      net interest income (a)                    20.09%            13.47%           15.08%           23.66%           27.73%
   Operating expenses as a % of
      average assets (a)                          0.13%             0.15%            0.26%            0.51%            0.69%
   Operating expenses as a % of
      average equity (a)                          1.52%             1.52%            1.94%            2.61%            2.01%
   Return on average assets                      (1.05%)            0.91%            1.27%            1.43%            1.81%
   Average assets/average equity                 11.63x             9.89x            7.61x            5.09x            2.93x
   Return on average equity                     (12.17%)            8.98%            9.66%            7.28%            5.25%
   Credit reserves                        $      4,972      $      4,931     $      2,180     $        490               --
   Actual credit losses                   $      1,079      $        179     $          6     $          4               --

(a) Excludes one-time termination expense of $1.2 million for 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc. (the "Company" or "Redwood Trust") and its business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on Page 16 of this 1998 Annual Report.

COMPANY OVERVIEW

Redwood Trust, together with its affiliates, is a mortgage finance company providing funding to diverse segments of the U.S. mortgage market. The Company originates, acquires, processes, aggregates, and credit-enhances high-quality residential and commercial mortgage loans for sale to institutional investors as tailored loan portfolios, mortgage securities, and mortgage-backed bonds. In addition, the Company invests in mortgage assets on a long-term basis for its own account.

For more information about the Company, please visit the Company's Web site on the Internet at: http://www.redwoodtrust.com.

In the third quarter of 1998, the Company adopted FAS 133 and moved to full mark-to-market or lower-of-cost-or-market accounting for many of its assets. As discussed herein and in the Notes to the Consolidated Financial Statements, the Company took a significant charge to earnings as a result of these changes in accounting policies and methodologies. Most of these charges were non-cash accounting adjustments; in and of themselves, these changes had no direct effect on the Company's capital, liquidity or cash flow.

Redwood Trust earnings for the fourth quarter of 1998 were $5.8 million and earnings per share were $0.51. Relative to the fourth quarter of 1997, net income increased by 32% and earnings per share increased by 70%. This strong increase in quarterly earnings per share was due to an increase in net interest income from REIT portfolio operations, a gain on sale of mortgage loans, and a reduction in the number of common shares outstanding due to Company share repurchases.

For the full year 1998, the Company reported a net loss of $40.1 million and a loss per share of $3.04. For the full year 1997, the Company reported net income of $24.7 million and earnings per share of $1.81. For the full year 1996, the Company reported net income of $11.5 million and earnings per share of $1.32.

In 1998, mortgage prepayment rates accelerated as homeowners refinanced their mortgages in record numbers. This acceleration was the primary reason the Company reported a loss in 1998. Prepayment acceleration had two negative impacts on earnings. First, prepayment acceleration caused a decline in the market value of the Company's assets. This reduction in market value was recognized as a reduction in earnings under the mark-to-market accounting methodologies the Company adopted in the third quarter of 1998 for the majority of its assets. Second, accelerated mortgage prepayment rates increased mortgage premium amortization expenses.

Financial markets went through a period of turmoil and reduced liquidity in the second half of 1998. The Company entered the liquidity crisis with a strong balance sheet, a strong liquidity position, a significant portion of its borrowings in the form of non-recourse long-term debt, and relatively modest effective leverage. As a result, the Company was largely unaffected by the liquidity crisis except to the extent which earnings were reduced by mark-to-market adjustments as the market values of portfolio assets fell during the crisis.

The Company's common stock price declined in 1998 to a level below tangible book value per share. Because of its strong balance sheet position, the Company was able to enhance liquidity for selling shareholders and enhance value for remaining shareholders through its common stock repurchase program. The Company repurchased 22% of its outstanding common stock in 1998.

The Company's core strategy since its founding in 1994 has been to become a highly productive and efficient investor in mortgage loan portfolios. As part of this strategy, the Company developed mortgage loan production and securitization operations designed to manufacture attractive mortgage loan investments and credit-enhancement opportunities for the Company's portfolio and to use its balance sheet to create mortgage-backed bonds for sale to investors.

In 1998, the Company contributed its loan production operations to RWT Holdings, Inc. ("Holdings"). The Company is funding the expansion of Holdings' loan production operations to enable Holdings to efficiently manufacture mortgage investments for sale to all mortgage investors, including the Company's REIT portfolio. This expansion of the Company's strategy is designed to generate fee income to compliment the net interest income earned from mortgage portfolio operations. This expansion should also give the Company's REIT portfolio significant additional opportunities to acquire attractive mortgage assets. In addition, asset quality control for the portfolio will be enhanced, as investments will be produced by the Company's affiliate.

Holdings has three new subsidiaries. Each subsidiary sources mortgage loans for aggregation and subsequent re-sale to mortgage investors as loan portfolios or as mortgage securities. Redwood Financial Services, Inc. buys and sells seasoned loan portfolios and other mortgage assets with banks and thrifts as their primary customer. Redwood Residential Funding, Inc. acquires newly originated residential loans from mortgage bankers and sells them as loans or securities to a variety of institutional investors. Redwood Commercial Funding, Inc. originates small balance commercial mortgages for sale to banks and other finance companies. More generally, each of these units is prepared to both buy and sell mortgage assets from and to its client base within its area of product expertise. Collectively, these companies are capable of buying or selling almost any type of high quality mortgage loan in a professional manner, and adding value to the process through their operations.

The Company believes that each of Holdings' new businesses has the potential to generate a return on equity equal to or greater than the return on equity generated by the Company's REIT portfolio operations. However, these new businesses are all in their start-up phases so additional operating loses will occur in 1999 prior to these business generating such profits. These losses will be reflected in the Company's income statements. Furthermore, the Company plans to allocate an increasing percentage of its capital to Holdings' mortgage production businesses during 1999. To free capital for Holdings, the Company plans to reduce the size of its REIT mortgage portfolio. As a result, earnings potential from the REIT portfolio will decline even if REIT portfolio margins remain healthy. Overall Company profitability will likely be reduced until Holdings' new businesses achieve their profitability targets.

FINANCIAL CONDITION

At December 31, 1998, the Company's reported balance sheet had $2.8 billion of assets funded with $2.6 billion of borrowings and $255 million of equity.

Included on the reported balance sheet at December 31, 1998 were $1.4 billion of assets and $1.3 billion of debt consolidated from the balance sheets of three "Sequoia" trusts. The Company acts as a financial intermediary by holding mortgage loans in Sequoia and issuing mortgage-backed bonds through Sequoia. The Company, through its ownership of the Sequoia trusts, credit-enhances the mortgage-backed bonds and earns the spread between the mortgage rate and the bond rate.

The Sequoia trusts are "bankruptcy-remote" with respect to the Company. As a result, the Company is not responsible for the repayment of Sequoia debt and Sequoia has no call on the liquidity of the Company. The Company's credit risk with respect to Sequoia's mortgage assets is limited to the Company's investment in the equity of these trusts. At December 31, 1998, this investment had a reported basis of $43 million. The individual assets and liabilities of Sequoia had a net estimated market value of $32 million.

Subtracting out those Sequoia assets and liabilities for which the Company's risk is limited, the Company's "at-risk" balance sheet at December 31, 1998 consisted of $1.5 billion of assets (including its $43 million investment in Sequoia equity) funded with $1.3 billion of borrowings and $255 million of equity. The ratio of equity to at-risk assets was 16.7%.

At December 31, 1997, the Company reported $3.4 billion in assets, of which $2.3 million were at-risk, and $3.1 billion of liabilities, of which $1.9 million were at-risk. Equity capital was $335 million. The ratio of equity to at-risk assets was 14.5%.

At December 31, 1996, the Company reported $2.2 billion in assets and $2.0 billion of liabilities. The Company did not have any Sequoia mortgage equity interests at that time, so all the assets and liabilities were at-risk. Equity capital was $211 million. The ratio of equity to at-risk assets was 9.7%.

CASH

The Company had $56 million, $25 million, and $11 million of unrestricted cash at year-end 1998, 1997 and 1996, respectively.

Cash owned by the Sequoia trusts totaled $13 million at year-end 1998 and $25 million at year-end 1997. In consolidating Sequoia assets on its balance sheet, the Company includes this cash and labels it as restricted cash as it is not available to the Company.

U.S. TREASURY SECURITIES

The Company acquired ten-year Treasury notes in 1998 for balance sheet asset and liability management purposes. The Company marks these securities to market for income statement and balance sheet purposes. The market value was $48 million at December 31, 1998.

MORTGAGE SECURITIES: MARK-TO-MARKET

With the exception of its interest in SMFC 94-A (the Company's December 1997 re-Remic which is held for long-term investment and funded with equity) the Company's mortgage securities portfolio was marked-to-market for income statement and balance sheet purposes in 1998. For the mark-to-market securities, estimated bid-side market value was $1.3 billion at December 31, 1998: these appear on the Company's balance sheet as "Mortgage Securities:
Trading."

The Company owned $1.8 billion in market value of these securities at December 31, 1997 and $1.6 billion at December 31, 1996. These securities were then carried on the Company's balance sheet as "Mortgage Securities:
Available-For-Sale." This portfolio was marked-to-market for balance sheet purposes during those periods but changes in value were not recognized on the income statement.

At December 31, 1998, 47% of this residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA." These securities totaled $0.6 billion, $1.0 billion, and $1.0 billion at year-end 1998, 1997, and 1996, respectively.

At December 31, 1998, 1% of the residential mortgage securities portfolio consisted of floating-rate CMO mortgage securities issued by Fannie Mae or Freddie Mac and effectively rated "AAA." These securities totaled $17 million at year-end 1998. The Company did not own any such securities prior to 1998.

At December 31, 1998, 44% of the residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued by private-label security issuers. These were credit-enhanced through subordination or other means and were rated "AAA" or "AA." The value of these securities was $0.6 billion, $0.8 billion, and $0.7 billion at year-end 1998, 1997, and 1996, respectively.

At December 31, 1998, 0.03% of the residential mortgage securities portfolio consisted of Interest-Only securities rated "AAA" or "AA." The value of these securities was $0.4 million, $1.5 million, and $2.5 million at year-end 1998, 1997, and 1996, respectively.

At December 31, 1998, 2% of the residential mortgage securities portfolio consisted of fixed-rate, private label CMO mortgage securities rated "AAA" or "AA" with average lives of 1 to 2 years. The value of these securities was $19 million at year-end 1998. The Company did not own any such securities prior to 1998.

At December 31, 1998, 1% of the residential mortgage securities portfolio consisted of fixed-rate private label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The value of these securities was $12 million at year-end 1998. The Company did not own any such securities prior to 1998.

At December 31, 1998, 5% of the residential mortgage securities portfolio consisted of home equity ("HEL") mortgage securities rated "AAA" or "AA." The value of these securities was $71 million at year-end 1998; floating-rate HEL securities were $68 million and fixed-rate HEL securities were $3 million. The Company did not own any such securities prior to 1998.

SMFC 94-A

In 1994 and 1995, the Company acquired a portfolio of subordinated mortgage securities. These securities were the interests in pools of residential mortgages that served as the credit-enhancement for the "AAA" and other securities issued from those pools. Through ownership of these securities, the Company assumed most of the credit risk of the underlying mortgages. These securities were either not rated or were rated "A" through "B."

The value of these securities was $51 million at December 31, 1996. The Company sold these subordinated securities to a Sequoia trust subsidiary, SMFC 97-A, in December 1997. SMFC 97-A issued mortgage securities to fund its acquisition of this portfolio.

The Company acquired from SMFC 97-A the most subordinated of the mortgage interests it issued. In effect, the Company acquired the equity of SMFC 97-A. Changes in market valuations of SMFC 97-A are not included in the Company's income statement as this asset is funded long-term with equity. These mortgage equity interests were valued on the Company's balance sheet at historical amortized cost (less credit reserve) of $8 million at December 31, 1998 and $9 million at December 31, 1997.

At December 31, 1998, these securities effectively bore most of the credit risk related to $0.5 billion of underlying mortgages. Through the creation and retention of the SMFC 94-A interests, the Company used its capital to extend credit guarantees on these mortgage securities in order to facilitate the creation and sale of higher rated mortgage securities. The Company's credit risk from SMFC 97-A is limited to its investment of $8 million. The assets and liabilities of SMFC 97-A are not consolidated on the Company's balance sheet.

COMMERCIAL MORTGAGE LOANS

The Company acquired commercial mortgages for the first time in the fourth quarter of 1998. These loans were carried on the Company's December 31, 1998 balance sheet as "Mortgage Loans: Held for Sale." They were valued at that time at the lower-of-cost-or-market of $8 million. At December 31, 1998, the Company had committed to sell these loans to Holdings.

RESIDENTIAL MORTGAGE LOANS

The Company owned $68 million residential mortgage loans at December 31, 1998. These were carried on the Company's balance sheet at the lower-of-cost-or-market as "Mortgage Loans: Held for Sale." The Company reduced its mortgage loan portfolio in 1998 through sales to the Sequoia trusts and to other mortgage investors.

The Company owned $359 million residential mortgage loans at December 31, 1997 and $525 million residential mortgage loans at December 31, 1996. These were carried on the Company's balance sheet in those years at historical amortized cost less credit reserve in the "Mortgage Loans: Held for Investment" category.

SEQUOIA MORTGAGE TRUST 1 RESIDENTIAL MORTGAGE LOANS

Sequoia Mortgage Trust 1 ("Sequoia 1") owned $197 million in principal value of residential mortgage loans and $13 million of cash at December 31, 1998 funded with $203 million of mortgage-backed bonds. The Company consolidated the assets and liabilities of Sequoia 1 on its balance sheet: these appeared on the Company's balance sheet as part of "Mortgage Loans: Held for Sale," "Restricted Cash," and "Long-term Debt."

The Company's credit risk with respect to these loans was limited at December 31, 1998 to the Company's investment in the equity of Sequoia 1. The reported basis of this investment was $8 million at December 31, 1998. While the estimated market value of this investment in the form of equity in Sequoia 1 Trust was unknown, the net market value of Sequoia 1's individual assets and liabilities was also $8 million. As the equity owner of Sequoia 1, the Company is entitled to distributions of the net earnings of the trust, which principally consists of the interest income earned from Sequoia 1 mortgages less the interest expense on Sequoia 1 debt.

Starting in the first quarter of 1999, the Company had the right, but not the obligation, to call Sequoia 1's debt. If beneficial, the Company could exercise this call. It could then keep or reissue Sequoia 1 debt or, alternatively, it could collapse the trust to effectively re-acquire Sequoia 1's loans.

At December 31, 1997, the principal value of Sequoia 1's loans, as reflected on the Company's balance sheet, totaled $425 million and were included as part of "Mortgage Loans: Held for Investment." The Company formed Sequoia 1 in June 1997. At that time, the Company sold $543 million of principal value of its loan portfolio to Sequoia and Sequoia issued $534 million of long-term amortizing mortgage-backed debt rated "AAA" to fund the purchase.

SEQUOIA MORTGAGE TRUST 2 RESIDENTIAL MORTGAGE LOANS

Sequoia Mortgage Trust 2 ("Sequoia 2") owned $579 million of principal value of residential mortgage loans at December 31, 1998 funded with $571 million of mortgage-backed bonds. The Company consolidated the assets and liabilities of Sequoia 2 on its balance sheet: these appeared on the Company's balance sheet as part of "Mortgage Loans: Held for Investment" and "Long-term Debt." As the equity owner of Sequoia 2, the Company is entitled to receive distributions of its net income.

The Company's credit risk with respect to these loans was limited at December 31, 1998 to the Company's investment in the equity of Sequoia 2. The reported basis of this equity interest was $22 million; the estimated net market value of Sequoia 2's assets and liabilities was $14 million.

The Company will have the right to call Sequoia 2's debt and re-acquire Sequoia 2's loans when certain conditions have been met. It most likely will be several years before the Company gains this right.

At December 31, 1997, Sequoia 2's loans, as reflected on the Company's balance sheet, totaled $740 million and were included as part of Mortgage Loans: Held for Investment. Sequoia 2 was formed by the Company in November 1997. At that time, the Company sold $757 million of principal value of its loan portfolio to Sequoia and Sequoia issued $749 million of long-term amortizing debt rated "AAA" to fund the purchase.

SEQUOIA MORTGAGE TRUST 3 RESIDENTIAL MORTGAGE LOANS

Sequoia Mortgage Trust 3 ("Sequoia 3") owned $540 million of principal value of residential mortgage loans at December 31, 1998 funded with $530 million of mortgage-backed bonds. The Company consolidated the assets and liabilities of Sequoia 3 on its balance sheet: these appeared on the Company's balance sheet as part of "Mortgage Loans: Held for Investment" and "Long-term Debt." The Company owns the equity of Sequoia 3 and is entitled to its earnings distributions.

The Company's credit risk with respect to these loans was limited at December 31, 1998 to the Company's investment in the equity of Sequoia 3. This investment had a reported basis of $12 million. The estimated net market value of Sequoia 3's assets and liabilities was $9 million.

The Company will have the right to call Sequoia 3's debt and re-acquire Sequoia 3's loans when certain conditions have been met. The Company is not likely to gain this right prior to December 2002.

The Company formed Sequoia 3 in June 1998. At that time, Sequoia acquired $645 million of principal value of loans from the Company and Holdings and Sequoia issued $635 million of long-term amortizing mortgage-backed debt rated "AAA" to "BBB" to fund the purchase.

INTEREST RATE AGREEMENTS

The Company's interest rate agreements are carried on its balance sheet at estimated market value, which was $2.5 million at December 31, 1998, $2.1 million at December 31, 1997, and $2.6 million at December 31, 1996. Please see "Note. 2 Summary of Significant Accounting Policies", "Note 6. Interest Rate Agreements" and "Note 10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements and "Item 7(a): Quantitative and Qualitative Disclosures about Market Risk" for additional details about the Company's interest rate agreements.

INVESTMENT IN RWT HOLDINGS, INC.

The Company does not consolidate the assets and liabilities of Holdings on its balance sheet.

The Company's preferred stock investment in Holdings was carried on the Company's balance sheet as a $15.1 million asset at December 31, 1998.

In 1998, the Company made its original investments of $19.9 million in the equity of Holdings; the carrying value of this investment has been reduced by the Company's share of the operating losses at Holdings.

At December 31, 1998, the Company's assets also included a loan to Holdings of $6.5 million and a receivable from Holdings of $0.4 million.

OTHER ASSETS

Other assets include accrued interest receivable, fixed assets, leasehold improvements and prepaid expenses. These totaled $21 million, $26 million, and $17 million at the end of 1998, 1997 and 1996, respectively.

SHORT-TERM DEBT

Short-term borrowings totaled $1.3 billion at December 31, 1998. The Company pledged a portion of its mortgage security portfolio and mortgage loan portfolio to secure this debt. Short-term debt totaled $1.9 billion at December 31, 1997 and $2.0 billion at December 31, 1996. Maturities on this debt typically range from one month to one year.

LONG-TERM DEBT

At December 31, 1998, Sequoia 1 had $202 million, Sequoia 2 had $574 million, and Sequoia 3 had $530 million of long-term mortgage-backed debt outstanding, net of unamortized premiums on bonds and deferred bond issuance costs.

At December 31, 1997, Sequoia 1 had $429 million and Sequoia 2 had $736 million of long-term debt outstanding. There was no Sequoia 3 debt outstanding in 1997 and no Sequoia debt outstanding in 1996.

Sequoia debt is non-recourse to the Company. The debt is consolidated on the Company's balance sheet and is carried as long-term debt at historical amortized cost.

OTHER LIABILITIES

Other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $15 million, $22 million, and $20 million at the end of 1998, 1997 and 1996, respectively.

SHAREHOLDERS' EQUITY

Total equity capital totaled $255 million at December 31, 1998. Reported common equity totaled $228 million, or $20.27 per common share outstanding.

In reporting equity at December 31, 1998, the Company marked-to-market all earning assets and interest rate agreements except mortgage assets funded with equity or funded to maturity with an expected long-term holding period (Sequoia 2 and Sequoia 3). In accordance with Generally Accepted Accounting Principles, no liabilities were marked-to-market.

If the Company had marked-to-market all of its assets and liabilities, equity capital would have been $248 million at December 31, 1998. After subtracting out the preference value of the preferred stock, common equity on a full mark-to-market basis was $220 million and the net mark-to-market value per common share was $19.53.

Reported equity capital was $335 million at December 31, 1997 and $211 million at December 31, 1996. Reported common equity was $308 million at December 31, 1997 and $181 million at December 31, 1996. For those dates, reported book value per common share was $21.55 and $16.50 and the net mark-to-market value per common share was $21.47 and $16.37.

Equity capital was reduced in 1998 due to a reduction in the market value of marked-to-market assets and the Company's common stock repurchase program. The Company acquired 3,131,500 shares of its common stock in 1998 at an average price of $14.99 per share.

RESULTS OF OPERATIONS

REIT INTEREST INCOME

Net earnings from assets include interest income, net asset appreciation as discussed in "REIT Net Unrealized and Realized Gains and Losses on Assets" and credit expenses as discussed in "REIT Credit-Related Expenses."

Interest income generated by the Company's REIT portfolio (including consolidated Sequoia assets) was $223 million in 1998. The portfolio had average earning assets of $3.5 billion and earned an average yield of 6.48%.

The Company started to reduce the size of its portfolio in the third quarter of 1998 in order to free up capital to support growth of Holding's mortgage banking businesses. In 1998, average earning assets were $3.3 billion in the first quarter, $3.5 billion in the second quarter, $3.8 billion in the third quarter, and $3.1 billion in the fourth quarter. At December 31, 1998, earning assets were $2.8 billion.

The Company's earning asset yield rose in the second half of the year. For the four quarters of 1998, the earning asset yield was 6.49%, 6.10%, 6.42%, and 6.87%, respectively. The earning asset yield in December 1998 was 6.95%.

The earning asset yield rose despite falling interest rates, which contributed to an acceleration of mortgage prepayment rates (26%, 34%, 29% and 32% on an annualized basis for the four quarters of 1998) and reduced mortgage cash coupon rates (7.65%, 7.52%, 7.22% and 7.17% for the four quarters of 1998). By December 1998, the prepayment rate was 33% and the average mortgage coupon was 7.21%.

The earning asset yield rose during 1998 as the Company reduced net mortgage premium balances and thus reduced net premium amortization expenses. The Company reduced its mortgage premium balances through reducing the basis of retained assets, amortization, sales of assets with high premiums, and acquisition of assets with lower premiums. The Company also has reduced effective mortgage premium by issuing Sequoia mortgage-backed debt at a premium. The Company wrote down mortgage premium when it adopted mark-to-market accounting for the majority of its assets in the third quarter of 1998.

The Company's net premium balances, including effective premium and discount on long-term debt (and excluding the premium on the U.S. Treasuries), were $71 million, $62 million, $17 million, and $13 million at the end of the four quarters of 1998, respectively. Net asset premium amortization was $8.2 million, $11.0 million, $6.9 million, and $1.8 million in those four quarters. The reduction in net earning asset yield caused by premium amortization was 0.99%, 1.26%, 0.72%, and 0.23%, respectively.

By year-end 1998, the net premium balance was $13 million, or 0.5% of mortgage asset principal value. The reduction in yield caused by premium amortization was 0.21% in December 1998.

From 1997 to 1998, interest income increased from $199 million to $223 million as the average portfolio of earning assets grew to $2.9 billion to $3.4 billion. The net yield on earning assets declined during this period, from 6.74% in 1997 to 6.48% in 1998. The two principal drivers of changes in portfolio yield were changes in the average mortgage coupon rate and changes in mortgage premium amortization expenses. Mortgage coupon rates generally tracked changes in short-term interest rates, although with a lag. The average coupon was 7.72% in 1997 and 7.42% in 1998.

Premium amortization expenses rose from $23 million in 1997 to $28 million in 1998 as the Company's premium balances increased and mortgage prepayment rates accelerated. Average mortgage premium was $61 million and $49 million in 1997 and 1998, respectively, or, 2.1% and 1.5% of average mortgage asset principal value. Average prepayment rates were 25% in 1997 and 30% in 1998. The reduction in earning asset yield due to premium amortization was 0.81% in 1997, and 0.82% in 1998.

From 1996 to 1997, interest income increased from $67 million to $199 million as the average portfolio of earning assets grew from $1.0 billion to $2.9 billion. The net yield on earning assets declined during this period, from 6.93% in 1996 to 6.74% in 1997. The average mortgage coupon was 7.55% in 1996 and 7.72% in 1997.

Premium amortization expenses rose from $5 million in 1996 to $23 million in 1997 as the Company's premium balances increased while mortgage prepayment rates remained at the same level. Average mortgage premium as a percentage of average mortgage asset principal value was 0.7% in 1996 and 2.1% in 1997. Average prepayment rates were 25% in both years. The reduction in earning asset yield due to premium amortization was 0.55% in 1996 and 0.81% in 1997.

REIT INTEREST EXPENSE

Interest expense in 1998 was $196 million. The Company funded its REIT portfolio with an average of $304 million of equity and $3.3 billion of borrowings (including consolidated Sequoia debt). The Company paid an average cost of funds of 6.03% for these borrowings.

In 1998, interest expense was $46 million in the first quarter, $50 million in the second quarter, $56 million in the third quarter, and $44 million in the fourth quarter. Average borrowings were $3.1 billion, $3.3 billion, $3.7 billion, and $3.0 billion. The average cost of funds was 6.01%, 6.06%, 6.15%, and 5.89%, respectively.

The cost of funds rose in the first three quarters of 1998 as short-term borrowing costs rose from 5.77% to 5.88% to 5.93%. In addition, the percentage of long-term debt funding, which is more expensive, changed from 37% to 32% to 42%. The cost of long-term debt was stable, averaging 6.45%.

In the fourth quarter of 1998, borrowing costs declined in conjunction with falling short-term interest rates. The cost of short-term borrowings dropped to 5.59% and the cost of long-term borrowings, most of which are adjustable-rate, dropped to 6.23%. Average long-term borrowings were 47% of total borrowings in the fourth quarter.

For December 1998, the overall cost of borrowing was 5.87%, short-term borrowings cost 5.58%, long-term borrowings cost 6.14%, and average long-term borrowings were 51% of total borrowings.

From 1997 to 1998, interest expense increased from $160 million to $196 million as average borrowings increased from $2.7 billion to $3.3 billion. The overall cost of funds was 5.92% in 1997 and 6.03% in 1998.

The Company's cost of funds rose from 1997 to 1998 primarily as the cost of long-term debt rose and as the Company utilized an increased percentage of the more expensive long-term debt. The cost of short-term debt generally tracked changes in short-term interest rates, which were relatively stable throughout these periods. The cost of short-term debt was 5.86% in 1997 and 5.81% in 1998.

The Company started issuing long-term mortgage-backed debt through Sequoia trusts in 1997. The cost of Sequoia debt was 6.31% in 1997 and 6.38% in 1998. The effective cost of long-term debt rose slightly as the Company issued some fixed-rate, rather than adjustable-rate debt. In addition, the Company reduced its prepayment risk by structuring some prepayment risk into the debt issued, which increased the cost of the debt. The percentage of average debt that was long-term debt rose from 12% in 1997 to 39% in 1998.

From 1996 to 1997, interest expense increased from $49 million to $160 million as average borrowings increased from $0.9 billion to $2.7 billion. The overall cost of funds was 5.71% in 1996 and 5.92% in 1997.

The Company's cost of funds rose from 1996 to 1997 as the cost of short-term debt rose and as the Company utilized an increased percentage of more expensive long-term debt. The cost of short-term debt generally tracked changes in short-term interest rates, although with a lag. This cost was 5.71% in 1996 and 5.86% in 1997. The Company started issuing long-term debt through Sequoia trusts in 1997. In 1997, the cost of Sequoia debt was 6.31% and average long-term debt was 12% of total debt.

REIT INTEREST RATE AGREEMENT EXPENSE

Hedging expenses include interest rate agreement expenses and changes in market value of interest rate agreements. Interest rate agreement expense presented in the income statement consists of both cash flow costs and amortization expenses. Changes in the market value of interest rate agreements are included in "REIT Net Unrealized and Realized Gains and Losses on Assets" as discussed below.

Interest rate agreement expense was $3.5 million in 1998, or 0.11% of average borrowings. In the four quarters of 1998, interest rate agreement expense was $1.4 million, $1.6 million, $0.2 million, and $0.3 million, respectively. Expressed as a percentage of the Company's borrowings, interest rate agreement expense was 0.18%, 0.19%, 0.03% and 0.04%, respectively.

In adopting mark-to-market accounting for its interest rate agreements in the third quarter of 1998 through the early adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company wrote down its basis in its interest rate agreements. While this market value adjustment reduced overall third quarter 1998 income, it had the effect of reducing interest rate agreement amortization expense starting in that quarter.

Interest rate agreements expense was $3.7 million in 1997 and $3.5 million in 1998. As a percentage of borrowings, interest rate agreement expense was 0.14% in 1997 and 0.11% in 1998. Interest rate agreement expense was reduced in 1998 due to a change to mark-to-market accounting.

Interest rate agreements expense was $1.2 million in 1996 and $3.7 million in 1997. As a percentage of borrowings, interest rate agreement expense was 0.13% in 1996 and 0.14% in 1997. Interest rate agreement expense increased as the size of the Company's balance sheet increased.

See "Note 6. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for additional details.

REIT NET INTEREST INCOME

Net interest income (interest income less interest expense and interest rate agreement expense) was $23 million in 1998. Net interest income was $6 million in the first quarter, $2 million in the second quarter, $5 million in the third quarter, and $10 million in the fourth quarter.

For the four quarters of 1998, the interest rate spread (yield on earning assets less cost of funds and hedging) was 0.30%, -0.15%, 0.24%, and 0.94% and the net interest margin (net interest income divided by average assets) was 0.75%, 0.22%, 0.52%, and 1.19%, respectively. The spread and margins increased in the later part of 1998 in spite of accelerated prepayment rates. This was due to the changes in accounting methodologies, which lowered amortization expense and thereby increased asset yields, and a reduction in short-term interest rates, which lowered the short-term cost of funds.

Net interest income was $34 million in 1997 and $23 million in 1998. The interest rate spread was 0.68%, and 0.34% and the interest rate margin was 1.14%, and 0.65%, respectively. The decrease in spreads and margins reflect the flattening of the yield curve which resulted in faster prepayments and a reduction in coupon rates on six- and twelve-month adjustable-rate assets relative to rates on one-month funding.

Net interest income was $17 million in 1996 and $34 million in 1997. The interest rate spread was 1.09% and 0.68% and the interest rate margin was 1.69% and 1.14%, respectively. The decrease in spreads and margins reflect the Company's increased used of more expensive long-term debt and a higher premium balance which reduced the yield on assets.

REIT CREDIT-RELATED EXPENSES

Credit-related expenses include credit provisions for loans and securities that are not marked-to-market and credit-related valuation adjustments for assets that are accounted for on a lower-of-cost-or-market basis. The credit-related valuation adjustments are included in "Net unrealized and realized gains (losses) on assets" on the Company's income statement.

In 1998, total credit-related expenses were $2.3 million, including $1.1 million of credit provisions and $1.2 million of credit-related mark-to-market adjustments. Total credit-related reserves were $6.1 million at December 31, 1998, including $4.9 million of credit reserves and $1.2 million of credit-related mark-to-market reserve.

Total actual realized credit losses during 1998 were $1.1 million, including $0.2 million in losses on loans and $0.9 million in losses on securities (SMFC 97-A).

Credit provisions were $0.6 million in the first quarter of 1998 and $0.8 million in the second quarter of 1998. In the third quarter of 1998, the Company adopted mark-to-market accounting methodologies for many of its assets. The Company established a mark-to-market credit reserve of $1.6 million in that quarter and reversed $0.6 million of credit provision expenses. Fourth quarter 1998 credit-related expenses netted to zero as the Company took $0.4 million credit provisions and reversed $0.4 million of its mark-to-market credit-related adjustments.

The Company's overall credit results have been excellent through December 31, 1998. Serious delinquencies have remained below 0.30% of loans and loan loss severities have averaged less than 10%.

Total credit-related expenses were $2.9 million in 1997 and $2.3 million in 1998. The decrease occurred, primarily because the Company reduced its credit expenses for SMFC 94-A from $0.4 million in 1997 to zero in 1998. The Company deems the reserve for SMFC 94-A to be sufficient to cover likely future credit losses.

Total credit-related expenses were $1.7 million in 1996 and $2.9 million in 1997. The increase was due to the increase in the size of the Company's loan portfolio.

The Company has generally taken credit provisions at an annual rate of 0.15% for residential loans held-to-maturity, has written down the basis of delinquent lower-of-cost-or-market loans to estimated bid-side market value, and has established a credit reserve for its interests in SMFC 97-A to cover estimated future losses from that source.

REIT NET UNREALIZED AND REALIZED GAINS AND LOSSES ON ASSETS

The net loss on asset market valuations was $49.0 million in 1998. This net loss consisted of $3.6 million net realized gains on sale of mortgage loans and securities, $35.4 million market value loss on portfolio earning assets that were retained and marked-to-market, $1.2 million to build a credit-related mark-to-market reserve, $5.6 million realized loss on sale of interest rate agreements, and $10.4 million market value loss on retained interest rate agreements.

In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type transition loss of $10.1 million to recognize at fair value the ineffective portion of all interest rate agreements that were previously designated as part of a hedging relationship. The remaining $38.9 million of asset valuation adjustments for 1998 was reported under "Net Unrealized and Realized Gains (Losses) on Assets."

In the first quarter of 1998, the Company wrote down all of its interest-only mortgage securities by $0.7 million to their estimated market value. The Company also sold $9 million of mortgage securities for a gain of $6,000. There were no realized or unrealized gains or losses in the second quarter of 1998.

The Company adopted mark-to-market accounting methodologies for the majority of its assets and all its interest rate agreements in the third quarter of 1998. Due primarily to accelerated mortgage prepayments, portfolio assets values had been declining since the second half of 1997. The market value losses that were recognized in income in the third quarter of 1998 as a result of the adoption of new accounting methodologies represented the cumulative losses incurred to date at that point.

The third quarter of 1998 asset value loss, representing this cumulative adjustment, was $50.4 million. This consisted of $1.0 million loss on sale of mortgage loans, $31.3 million market value loss on portfolio earning assets that were retained and marked-to-market, $1.6 million to build a credit-related mark-to-market reserve, $5.6 million realized loss on interest rate agreements, and $10.9 million market value loss on retained interest rate agreements.

In August and September of 1998, before the brunt of the financial crisis hit, the Company committed to sell $679 million of residential mortgage loans in a series of transactions. Since these transactions closed in October and November, the Company recognized the $4.6 million gain on sale of these loans in the fourth quarter of 1998.

Market values for the Company's retained mortgage portfolio and other assets continued to fall in the fourth quarter of 1998 due to a liquidity crisis in worldwide financial markets and due to continued rapid mortgage prepayment rates.

Total net market value income for the fourth quarter of 1998 was $2.0 million. This included a $4.6 million gain on sale of mortgage loans, a $3.5 million loss of value on portfolio earning assets that were retained and marked-to-market, a $0.4 million mark-to-market gain in the credit-related mark-to-market reserve, and $0.5 million market value gains on interest rate agreements.

Total gain on assets in 1997 was $0.6 million. There was no gain or loss on assets in 1996. The Company was not utilizing mark-to-market accounting in these years, so these gains were generated only upon the sale of assets.

REIT NET INVESTMENT INCOME

Net investment income is earnings from portfolio operations before operating expenses. It is total asset earnings less the all-in costs of borrowing and hedging. For 1998, net investment income was negative $27 million.

Total asset earnings in 1998 were $189 million (interest income of $223 million less credit-related expenses of $2 million less negative mark-to-market adjustments on mortgage assets of $32 million). Interest expenses on borrowing were $196 million. Hedging expenses were $20 million ($4 million interest rate agreement expense plus $16 million mark-to-market adjustments on interest rate agreements).

For the four quarters of 1998, net investment income was $5 million, $1 million, negative $45 million, and $11 million, respectively. The reason for the changes in net investment from quarter to quarter are discussed above.

Net investment income was $15 million in 1996 and $32 million in 1997. The increase from year to year was due to the growth in the Company's balance sheet.

REIT OPERATING EXPENSES

Total operating expenses for the REIT for 1998 were $5.9 million; this includes one-time termination expenses in the fourth quarter of $1.2 million. On going operating expenses were $4.7 million in 1998.

For the four quarters of 1998, on going operating expenses were $1.9 million, $0.6 million, $1.0 million, and $1.1 million, respectively. On going operating expenses as a percentage of assets were 0.22%, 0.06%, 0.10%, and 0.14%, respectively, and operating expenses as a percentage of equity were 2.24%, 0.69, 1.41%, and 1.75%, respectively. On going operating expenses declined after the first quarter as the Company transferred its loan production operations to its affiliate.

On going operating expenses were $4.7 million in 1997 and in 1998. In 1998, as compared to 1997, bonus-related compensation and stock-option related dividend equivalent right payments were reduced as a percentage of salaries, while headcount and base salaries increased. On going operating expenses were 0.15% and 0.13% of assets. As a percentage of equity, on going operating expenses were 1.52% in both 1997 and 1998.

On going operating expenses were $2.6 million in 1996 and $4.7 million in 1997. Expenses grew as assets grew and the Company expanded its operational capabilities. In these years, respectively, on going operating expenses were 0.26% and 0.15% of assets. As a percentage of equity, on going operating expenses were 1.94% in 1996 and 1.52% in 1997.

REIT NET EARNINGS FROM PORTFOLIO OPERATIONS

Net earnings generated by the Company's REIT portfolio were negative $33 million in 1998. The REIT portfolio earned $3 million in the first quarter, $1 million in the second quarter, lost $46 million in the third quarter, and made $9 million in the fourth quarter.

REIT portfolio earnings totaled $28 million in 1997 and $13 million in 1996.

INCOME FROM THE INVESTMENT IN RWT HOLDINGS, INC.

The Company's share of the losses generated by Holdings, the Company's start-up non-REIT mortgage production affiliate, was $4.7 million in 1998.

Holdings commenced operations in the second quarter of 1998. The Company recognized operating losses from Holdings of $0.6 million in the second quarter of 1998, $1.6 million in the third quarter of 1998, and $2.5 million in the third quarter of 1998.

See Holdings' Consolidated Financial Statements and Notes, and Holdings' Management's Discussion and Analysis incorporated herein.

NET INCOME

Net income for the Company was negative $37.4 million for 1998. After preferred dividends of $2.7 million, net income for common shareholders was negative $40.1 million.

After paying quarterly preferred dividends of $0.7 million, net income to common shareholders was $2.5 million in the first quarter, negative $0.5 million in the second quarter, negative $47.9 million in the third quarter and $5.8 million in the fourth quarter of 1998.

In 1997, net income was $27.5 million, preferred dividends were $2.8 million and net income to common shareholders was $24.7 million.

In 1996, net income was $12.7 million, preferred dividends were $1.2 million and net income to common shareholders was $11.5 million.

EARNINGS PER SHARE

Average diluted shares outstanding were 14.2 million in the first quarter, 14.3 million in the second quarter, 13.3 million in the third quarter, and 11.4 million in the fourth quarter of 1998. For the four quarters of 1998, diluted earnings per share were $0.17, negative $0.03, negative $3.61, and $0.51, respectively.

Average diluted common shares outstanding were 13.7 million in 1997 and 13.2 million in 1998. Shares outstanding declined as a result of the Company's common share repurchase program. Diluted earnings per share were $1.81 in 1997 and negative $3.04 in 1998.

Average diluted common shares outstanding were 8.7 million in 1996 and 13.7 million in 1997. Shares outstanding increased as a result of the Company's secondary stock offerings. Diluted earnings per share were $1.32 in 1996 and $1.81 in 1997.

DIVIDENDS

The Company paid common stock dividends of $0.27 in the first quarter of 1998 and $0.01 in the second quarter of 1998. No dividends were paid in the third and fourth quarter of 1998. These 1998 common stock dividends totaled $3.9 million. In 1997, the Company paid $28.8 million common stock dividends, or $2.15 per share. In 1996, the Company paid $14.1 million common stock dividends, or $1.67 per share.

The Company was not required under the minimum REIT dividend distribution rules to declare a common stock dividend in the third and fourth quarters of 1998, so no such dividend was declared. While the Company had more than ample liquidity and balance sheet strength to pay a dividend in those quarters, the Company chose to retain its capital to use for its operations and its common stock repurchase program.

RISK MANAGEMENT

MARKET RISKS

The Company's market risks include changes in market valuations, changes in net interest income, liquidity risk, prepayment risk, credit risk and others. Management's discussion and selected information on these risks is included in "Item 7(a) Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-K.

LIQUIDITY

In the fourth quarter of 1998, the Company entered into several new short-term borrowing commitments with higher haircuts and higher spreads between the cost of these borrowings and LIBOR rates than typically had been the case in the past. In addition, in at least one instance, a short-term lender to the Company indicated that, due to their own internal issues, they would not be able to renew certain borrowings as they became due; the Company met its financing needs with other lenders. These were symptoms of the nationwide "liquidity crunch" which impacted financial markets in general, including the mortgage market and the short-term lenders supplying funds to the mortgage market.

At December 31, 1998, the Company's short-term borrowings and borrowing commitments all had maturities in 1999, mostly in the first quarter of 1999. The Company's ability to roll over these borrowings as they become due depends on many factors, including any continued effects of the liquidity crunch. If new financing is unavailable to the Company, or only available with onerous terms, the Company may be forced to liquidate assets. If the spread between the cost of new financing and LIBOR rates increases, lower earnings than would otherwise have been the case could result. If new financings have lower advance rates (higher haircuts) than has typically been the case in the past, the Company's liquidity reserves could be reduced or eliminated and its ability to grow and fund its business plan could be diminished. In the first quarter of 1999, the Company extended some of its short-term debt to mature in 2000. Liquidity conditions generally improved in early 1999 from the fourth quarter of 1998.

At December 31, 1998, $1.3 billion of mortgage assets served as collateral for Sequoia's long-term debt. The remaining mortgage assets, which had a market value of $1.3 billion, were available to collateralize the Company's short-term debt. The Company estimates it had additional borrowing capacity in excess of its current requirements of $61 million at year-end. In addition, the Company had $56 million of unrestricted cash. These amounts together represented 9% of short-term borrowings at that time. The monthly principal and interest payments received on the mortgages which serve as collateral to the long-term debt are held in trust until the bond payment date and are included in the Company's cash balances as "restricted cash."

At December 31, 1997, $1.2 billion of the mortgage assets served as collateral for Sequoia's long-term debt with the remaining $2.2 billion in mortgage assets available to collateralize the Company's short-term debt. The Company estimates it had additional borrowing capacity in excess of its current requirements of $183 million. In addition, the Company had $25 million of unrestricted cash. Together, these balances equaled 11% of short-term borrowings at that time.

At December 31, 1996, the Company had borrowings equaling 91% of the $2.2 billion market value of its mortgage assets available to collateralize such borrowings. The Company estimates it had additional borrowing capacity at that time of $124 million, as well as $11 million of unrestricted cash for a total balance equaling 7% of short-term borrowings at that time.

CAPITAL RESOURCES

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

The total guideline equity-to-assets ratio capital amount has declined as the Company has eliminated some of the risks of short-term debt funding through the creation of mortgage equity interests by issuing long-term debt.

The Company does not expect that its actual capital levels will always exceed the guideline amount. The Company measures all of its mortgage assets funded with short-term debt at estimated market value for the purpose of making Risk-Adjusted Capital calculations. If interest rates were to rise in a significant manner, the Company's capital guideline amount would rise (as the potential interest rate risk of its mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates) while its actual capital levels as determined for the Risk-Adjusted Capital Policy would likely fall as the market values of its mortgages, net of mark-to-market gains on hedges, decreased (market value declines may be temporary as well, as future coupon adjustments on ARMs may help to restore some of the lost market value). In this circumstance, or any other circumstance in which the Company's actual capital levels decreased below the Company's capital adequacy guideline amount, the Company would generally cease the acquisition of new mortgage assets until capital balance was restored through prepayments, interest rate changes, or other means. In certain cases prior to a planned equity offering or other circumstances, the Board of Directors has authorized management to acquire mortgage assets in a limited amount beyond the usual constraints of the Company's Risk-Adjusted Capital Policy.

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

The Company's financial statements are prepared in accordance with Generally Accepted Accounting Principles and the Company's dividends are generally determined based on the Company's net income as calculated for tax purposes. In each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

YEAR 2000 READINESS DISCLOSURE

In 1998, Redwood Trust established a Year 2000 Project. The goal of this on going project is to ensure that its communications, data and information systems are ready for the Year 2000 and to employ prudent management to minimize any potential negative impact of the Year 2000 on the Company's business partners and its investors. Senior management has taken an active role in the Year 2000 Project and provides updates to the Company's Board of Directors as necessary. This update and disclosure pertain to Redwood Trust, Inc. and its affiliates, though it is not universally applicable.

Our definition of "Readiness for the Year 2000" includes testing 100% of our internal systems (hardware and software) to ensure that Year 2000 dates are retained and correctly roll from December 31, 1999 to January 1, 2000 and from February 28, to February 29, to March 1, 2000. It also includes having an enterprise-wide contingency and disaster recovery plan for any known Year 2000 issues (and to the extent possible, other unforeseeable circumstances).

Our project management strategies include system risk assessment, system upgrades or workarounds, and contingency planning. The Company believes it is devoting the necessary resources to address all appropriate Year 2000 issues. The Company does not anticipate incurring costs related to the Year 2000 issue that would be material to its financial position, results of operations, or cash flows in future periods.

The Company commenced operations within the past five years and has built its internal systems on a client-server model. Thus, we are not aware of any internal "legacy" computer systems or software issues.

In the third quarter of 1998, internal computer systems were successfully tested. Hardware testing included forward date testing of the December 31, 1999 to January 1, 2000 rollover and leap year 2000. Critical software applications, used to manage the Company's businesses, were also successfully tested.

As systems are modified or new hardware or software systems are implemented in the normal course of business, the Company's policy is to receive certification of Year 2000 compliance and to test for Year 2000 compliance upon installation.

The Company continues to gather and assess information of its business partners' Y2K readiness. We will monitor public disclosures by key business partners into the New Year and solicit disclosures directly through our own Year 2000 questionnaire and subsequent discussions. Direct data collection should be substantially completed by June 30, 1999.

Business partners that provide the Company information or services through externally controlled or externally coordinated systems have been identified. Joint testing of certain systems has been initiated. External joint testing is targeted for completion by September 30, 1999.

The Company and its affiliates are developing contingency plans and workaround systems for critical systems. Workarounds may include substituting compliant business partners for those who are non-compliant. The benefit to the Company of this contingency plan is likely to be limited due to the lack of the Company's control on external vendors and the lack of the Company's ability to replace certain business partners efficiently.

Management believes the Company is devoting the necessary technical and management resources to address the Year 2000 issues over which it has control. While it is inherently difficult to assess the impact our vendors (and their vendors) may have on the Company in the event they are unable to successfully manage their own year 2000 issues, the Company believes it is on plan to reach its Year 2000 Project goals by October 1999.

RWT HOLDINGS, INC.

RWT Holdings, Inc. ("Holdings") was formed in Delaware in February 1998 and commenced operations on April 1, 1998. Holdings' start-up operations have been primarily funded by Redwood, which has a significant investment in Holdings' preferred stock. See Note 1 in the Notes to the Consolidated Financial Statements of RWT Holdings, Inc. and Subsidiaries for additional information on Holdings' initial capitalization.

Holdings conducts mortgage production operations - originating, acquiring, aggregating and reselling mortgage loans - through three wholly owned subsidiaries: Redwood Financial Services, Inc., Redwood Residential Funding, Inc., and Redwood Commercial Funding, Inc.

Redwood Financial Services, Inc. ("RFS") provides asset and liability management and portfolio evaluation services to commercial banks and other large holders of seasoned mortgage loan portfolios and seeks to acquire or assist in the sale or securitization of portions of such portfolios. RFS also seeks to provide other services to its customers including sales of mortgage loans and other assets to clients to meet their investment needs.

Redwood Residential Funding, Inc. ("RRF") will acquire newly originated residential loans from mortgage bankers. It will establish correspondent loan purchase operations and add value to its lender group through consistent and low cost execution, risk-based pricing and other technology oriented, value added services. It will sell its loans to its investor clients as tailored loan portfolios or as structured mortgage securities.

Redwood Commercial Funding, Inc. ("RCF") acquires, originates and services commercial mortgage loans typically ranging in size from $0.5 million to $5.0 million. Loans will be made to credit-worthy borrowers on a variety of commercial property types. These loans will be sold to investor clients, typically banks and savings and loan institutions.

At December 31, 1998, Holdings owned $12.2 million of residential mortgage loans that had been acquired by Redwood Financial Services. Holdings also had $9.7 million in cash and $0.8 million in other assets for total assets of $22.8 million. Holdings had a commitment to acquire $8 million of commercial loans from Redwood Trust in the first quarter of 1999.

The loans owned by Holdings were funded with short-term borrowings and equity. Subordinated short-term debt was $6.5 million and other liabilities totaled $1.0 million.

Total equity at December 31, 1998 was $15.3 million reflecting the $20.0 million of initial capital less the $4.7 million in operating losses incurred during the year.

For 1998, interest income on loans totaled $2.8 million, most of which occurred in the second quarter of the year as Holdings acquired and sold over $500 million in residential mortgage loans. The Company generated net gains on sale for the year of $18,000 primarily on the sales transacted in the second quarter.

Holdings earned $0.4 million in interest on its cash balances. Holdings had total interest expenses for the year of $2.7 million consisting of interest expenses on short-term borrowings, interest expenses on subordinated debt, and credit support fees. Net interest income totaled $0.5 million

Operating expenses at Holdings totaled $5.2 million in 1998.

Holdings losses in 1998 were $4.7 million. Each of the Holdings' operations is still in start-up mode. Holdings currently expects these operations to become profitable in aggregate during the second half of 1999.

ITEM 7(a).  QUANTATITVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company seeks to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure the longevity of the Company. At the same time, the Company's endeavors to provide its shareholders an opportunity to realize an attractive total rate of return through stock ownership of the Company. The Company does not seek to avoid all risks. It does seek, to the best of its ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks it does undertake.

The Company's strategy for managing some of these risks includes the use of derivative interest rate agreements. Please see "Note 2. Summary of Significant Accounting Policies" for additional discussions on the use of interest rate agreements and their designation as "trading" instruments.

INTEREST RATE RISK

At December 31, 1998, the Company (together with the Sequoia trusts) had $2.0 billion adjustable-rate assets and $2.0 billion adjustable-rate liabilities.

Hybrid mortgage assets, with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter, were $606 million. Debt that had interest rate reset characteristics matched to these hybrid mortgages totaled $530 million.

Fixed-rate assets were $35 million; there were no fixed-rate liabilities.

On average, the Company's cost of funds had the ability to rise or fall more quickly than did the earning rate on the assets. The risk of reduced earnings in rising interest rate environment is mitigated to some extent by the Company's interest rate agreement hedging program.

At December 31, 1998, the Company owned $2.0 billion of adjustable-rate mortgages with interest rates that adjust every 1, 6 or 12 months. A majority of the Company's matching debt has an interest expense that adjusts at least once per month. As a result, the Company's net income may vary somewhat as the yield curve between one-month interest rates and six and twelve-month interest rates varies.

Adjustable-rate assets with earnings rates dependent on U.S. Treasury rates totaled $0.8 billion at December 31, 1998. Liabilities with a cost of funds dependent on U.S. Treasury rates totaled $0.5 billion at that time. As part of its hedging program, the Company also had $0.3 billion notional amount of basis swaps that, in effect, increased the Company's U.S. Treasury-based liabilities to $0.8 billion. At December 31, 1998, the Company had little earnings risk with respect to the risk of U.S. Treasury rates deviating from LIBOR market rates.

MARKET VALUE RISK

The market value of the Company's assets can fluctuate due to changes in interest rates and other factors. These fluctuations effect the Company's earnings.

At December 31, 1998, the Company and Sequoia 1 together owned mortgage securities and loans that the Company accounts for on a mark-to-market basis (including the lower-of-cost-or-market for loans) totaling $1.5 billion. Of these assets, 93% had adjustable-rate coupons and 7% were hybrid mortgage assets.

The Company's interest rate agreement hedging program may offset some asset market value fluctuations due to interest rate changes. All of the Company's $4 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

LIQUIDITY RISK

The primary liquidity risk of the Company arises from financing long maturity mortgage assets with short-term debt. Although the interest rate adjustments of these assets and liabilities are well matched, maturities are not matched.

The Company's assets that it pledges to secure short-term borrowings are high-quality, liquid assets. As a result, the Company has not had difficulty rolling over its short-term debt as it matures, even during the financial market liquidity crisis of the fourth quarter of 1998. Still, the Company cannot give assurances that it will always be able to roll over its short-term debt.

At December 31, 1998, the Company had unrestricted cash of $56 million. In addition, the Company had $61 million in market value of unpledged "AAA" rated mortgage securities available to secure additional borrowings. The resources the Company had available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirement thus equaled $117 million, or 9.3% of short-term debt.

PREPAYMENT RISK

As the Company receives repayments of mortgage principal, it amortizes into income its mortgage premium balances as an expense and its mortgage discount balances as income. Mortgage premium balances arise when the Company acquires mortgage assets at a price in excess of the principal value of the mortgages, or when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when the Company acquires mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates and is marked-to-market at a price below par. At December 31, 1998, mortgage premium balances were $27 million and mortgage discount balances were $12 million.
Net mortgage premium was $15 million.

Long-term (Sequoia) debt had associated deferred bond issuance costs, which are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $4 million at December 31, 1998. In addition, premium received upon bond issuance at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $6 million at December 31, 1998. The combined effect of these two items was to reduce the Company's effective mortgage-related premium by $2 million.

Net premium for the Company at December 31, 1998 for assets and liabilities effected by the rate of mortgage principal receipt was $13 million. This net premium equaled 5.7% of total common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will effect the market value of the Company's assets and its earnings. Changes in the basis of the Company's assets will also affect future amortization expense.

CREDIT RISK

The principal credit risk in the Company comes from loans owned by Sequoia, loans held in portfolio and the SMFC 94-A securities.

The Company owned $68 million in residential loans at December 31, 1998. Of these, $0.2 million, or 0.28% were seriously delinquent.

The Company also owned $8 million in commercial loans. These commercial loans were all current.

The three Sequoia whole loan trusts owned $1.3 billion in residential mortgage loans at December 31, 1998. The Company's total credit risk from these trusts is limited to its equity investment in these trusts. These investments had a reported value of $43 million. At year-end, $3.7 million of these loans, or 0.28%, were seriously delinquent.

At December 31, 1998, the Company had $3.8 million credit reserves and $1.2 million mark-to-market credit reserves to provide for potential future credit losses from Company and Sequoia loans. Total credit-related reserves were $5.0 million and total seriously delinquent loans were $3.9 million.

At December 31, 1998, the Company had $1.2 million credit reserves for its SMFC 97-A mortgage securities. The Company's total potential credit exposure from these securities after this credit reserve was $8 million.

TABULAR PRESENTATION

The information presented in the table below includes all the Company's interest rate sensitive assets and liabilities. The Company acquires interest-rate sensitive assets, funds them with interest-rate sensitive liabilities and also acquires interest-rate sensitive derivative financial instruments. The Company designates some of these assets as "trading" and others as "non-trading." The designation of an asset as "trading" does not necessarily imply that the Company has a short-term intended holding period for that asset.

The table below includes information about the possible future repayments and interest rates of Company's assets and liabilities and constitutes a "forward-looking statement." There are many assumptions used to generate this information and there can be no assurance that assumed events will occur as assumed or that other events will occur that would affect the outcomes. Furthermore, future sales, acquisitions, calls, and restructurings could materially change the Company's interest rate risk profile.

For interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of maturity. The forward curve (future interest rates as implied by the yield structure of markets) as of December 31, 1998 was used to project the average interest rates for each year, based on the existing characteristics of the portfolio. The maturity of cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance; actual prepayment speeds will vary.

As of December 31, 1998, all short-term interest-rate sensitive liabilities were scheduled to mature in 1999. The balance of long-term interest-rate sensitive liabilities is amortized with the receipt of principal payments from the mortgages securing such debt. Thus, long-term liability maturities are presented based on the principal maturities of the underlying mortgages at assumed prepayment rates. Weighted average interest rates for the year are based on the forward curve and the characteristics of such debt.

Information presented on derivative financial instruments includes the notional amounts of such instruments by maturity date and the effective strike, pay or receive rates by the year in which instruments mature. For those instruments with a variable-rate component, the applicable average forward rates for the term of the contract are provided. The information includes all of the Company's derivative instruments owned as of December 31, 1998, regardless of whether they were effective at December 31, 1998 or were scheduled to become effective at a later date.

TABULAR PRESENTATION

                                                             -----------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                   PRINCIPAL / NOTIONAL AMOUNTS MATURING AND EFFECTIVE RATES DURING PERIOD
                                                                   1999        2000       2001        2002       2003     THEREAFTER
                                                             -----------------------------------------------------------------------
"NON-TRADING" ASSETS, LIABILITIES AND DERIVATIVE
FINANCIAL INSTRUMENTS
INTEREST-RATE SENSITIVE ASSETS

Adjustable-Rate Residential Mortgage Loans
  SEQUOIA 1 LOANS                              Principal Value   100,440     49,206     24,128      11,892      5,911       6,155
                                               Interest Rate        7.21%      6.67%      6.88%       7.28%      7.37%       7.40%

  SEQUOIA 2 LOANS                              Principal Value   144,671    108,504     81,378      63,832     48,371     131,930
                                               Interest Rate        6.90%      6.94%      7.00%       7.11%      7.26%       7.38%

  REDWOOD TRUST LOANS                          Principal Value    25,879     15,092      9,160       5,787      3,795       8,861
                                               Interest Rate        6.93%      6.85%      6.81%       6.79%      6.66%       6.78%

ADJUSTABLE-RATE COMMERCIAL MORTGAGE LOANS
  COMMERCIAL LOANS                             Principal Value        93        104        113         123        134       7,756
                                               Interest Rate        9.30%      9.21%      9.24%       9.31%      9.34%       9.84%

HYBRID RESIDENTIAL MORTGAGE LOANS
  SEQUOIA 3 LOANS                              Principal Value   166,150    115,241     79,871      55,313     38,177      84,937
                                               Interest Rate        6.82%      6.82%      6.82%       6.82%      7.28%       7.55%

ADJUSTABLE-RATE RESIDENTIAL MORTGAGE SECURITIES
  SMFC 97-A                                    Principal             228        252        267         281        300      15,953
                                               Interest Rate        6.91%      6.43%      6.61%       6.97%      7.06%       7.17%

FIXED-RATE OTHER INVESTMENTS
  US TREASURIES                                Principal               0          0          0           0          0      45,000
                                               Interest Rate        5.63%      5.63%      5.63%       5.63%      5.63%       5.63%

INTEREST-RATE SENSITIVE LIABILITIES
  SHORT-TERM DEBT
    REPOS                                      Principal       1,257,570          0          0           0          0           0
                                               Interest Rate        5.62%       n/a        n/a         n/a        n/a         n/a

  LONG-TERM DEBT
    SEQUOIA 1 DEBT                             Principal         100,440     49,206     24,128      11,892      5,911      10,710
                                               Interest Rate        5.73%      5.90%      5.94%       6.00%      6.16%       6.46%

    SEQUOIA 2 DEBT                             Principal         144,671    108,504     81,378      63,832     48,371     124,362
                                               Interest Rate        5.79%      5.33%      5.53%       5.90%      5.98%       6.10%

    SEQUOIA 3 DEBT                             Principal         166,150    115,241     79,871      55,313     38,177      75,249
                                               Interest Rate        6.50%      6.37%      6.36%       6.37%      6.14%       6.41%
                                                             -----------------------------------------------------------------------

                                                                    ------------------------
                                                                    PRINCIPAL     EST. MARKET
TABULAR PRESENTATION                                                 VALUE AT      VALUE AT
(All Dollars in Thousands)                                           DEC. 31,      DEC. 31,
                                                                       1998          1998
                                                                    ------------------------
"NON-TRADING" ASSETS, LIABILITIES AND DERIVATIVE
FINANCIAL INSTRUMENTS
INTEREST-RATE SENSITIVE ASSETS

Adjustable-Rate Residential Mortgage Loans
  SEQUOIA 1 LOANS                              Principal Value      197,732       197,647
                                               Interest Rate                        99.96%

  SEQUOIA 2 LOANS                              Principal Value      578,686       580,734
                                               Interest Rate                       100.35%

  REDWOOD TRUST LOANS                          Principal Value       68,574        68,267
                                               Interest Rate                        99.55%

ADJUSTABLE-RATE COMMERCIAL MORTGAGE LOANS
  COMMERCIAL LOANS                             Principal Value        8,324         8,388
                                               Interest Rate                       100.77%

HYBRID RESIDENTIAL MORTGAGE LOANS
  SEQUOIA 3 LOANS                              Principal Value      539,689       539,637
                                               Interest Rate                        99.99%

ADJUSTABLE-RATE RESIDENTIAL MORTGAGE SECURITIES
  SMFC 97-A                                    Principal             17,281         7,707
                                               Interest Rate                        44.60%

FIXED-RATE OTHER INVESTMENTS
  US TREASURIES                                Principal             45,000        47,672
                                               Interest Rate                       105.94%

INTEREST-RATE SENSITIVE LIABILITIES
  SHORT-TERM DEBT
    REPOS                                      Principal          1,257,570     1,257,570
                                               Interest Rate                       100.00%

  LONG-TERM DEBT
    SEQUOIA 1 DEBT                             Principal            202,286       202,224
                                               Interest Rate                        99.97%

    SEQUOIA 2 DEBT                             Principal            571,117       571,668
                                               Interest Rate                       100.10%

    SEQUOIA 3 DEBT                             Principal            530,002       532,063
                                               Interest Rate                       100.39%
                                                                    ------------------------

                                                                   ----------------------------------------------------------------
TABULAR PRESENTATION (CONTINUED)
(ALL DOLLARS IN THOUSANDS)                                                     PRINCIPAL / NOTIONAL AMOUNTS MATURING AND
                                                                                      EFFECTIVE RATES DURING PERIOD
                                                                       1999          2000      2001       2002     2003   THEREAFTER
                                                                   ----------------------------------------------------------------
"TRADING" ASSETS, LIABILITIES AND DERIVATIVE
FINANCIAL INSTRUMENTS
INTEREST-RATE SENSITIVE ASSETS
ADJUSTABLE-RATE RESIDENTIAL MORTGAGE SECURITIES
  AGENCY SECURITIES                         Principal Value             221,134    141,717     90,282    57,402    36,521    62,770
                                            Interest Rate                  6.91%      6.43%      6.61%     6.97%     7.06%     7.17%

  PRIVATELY-ISSUED SECURITIES               Principal                   269,771    149,749     82,904    45,836    25,330    31,041
                                            Interest Rate                  6.99%      6.79%      6.90%     7.14%     7.26%     7.30%
FIXED-RATE RESIDENTIAL MORTGAGE SECURITIES
  PRIVATELY-ISSUED SECURITIES               Principal                     4,122      3,693      3,306     2,960     2,648    19,563
                                            Interest Rate                  6.95%      6.95%      6.95%     6.95%     6.95%     6.95%


INTEREST-RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS
(ALL DERIVATIVES WERE PURCHASED, UNLESS OTHERWISE NOTED.)
  INTEREST RATE CAPS - TOTAL                Notional                  1,612,000    846,000    520,000   305,000         0   147,700
    (see below for details)                 Average Strike Rate            6.68%      8.11%      9.71%    10.37%      n/a      7.58%

  PERIODIC CAPS                             Notional                     20,000          0          0         0         0         0
                                            Strike Rate on Caps            5.49%       n/a        n/a       n/a       n/a       n/a

  FLOORS                                    Notional                     30,000          0          0         0         0     4,000
                                            Strike Rate on Floors          5.35%       n/a        n/a       n/a       n/a      5.60%

  COLLARS                                   Notional                     20,000          0          0         0         0         0
        (CAPS PURCHASED, FLOORS SOLD)       Strike Rate on Caps            7.50%       n/a        n/a       n/a       n/a       n/a
                                            Strike Rate on Floors          5.91%       n/a        n/a       n/a       n/a       n/a

  BASIS SWAPS                               Notional                     80,000    250,000          0         0         0         0
                                            Average Pay Rate               4.68%      4.65%       n/a       n/a       n/a       n/a
                                            Average Receive Rate           5.01%      4.95%       n/a       n/a       n/a       n/a

  PERIODIC SWAPS                            Notional                    110,000          0          0         0         0         0
                                            Average Pay Rate               4.95%       n/a        n/a       n/a       n/a       n/a
                                            Average Receive Rate           4.70%       n/a        n/a       n/a       n/a       n/a

  PUT SWAPTIONS                             Notional                     21,500          0          0         0         0         0
                                            Strike Rate                    5.86%       n/a        n/a       n/a       n/a       n/a

  TREASURY CALL OPTIONS                     Notional                          0     11,000          0         0         0         0
                                            Strike Rate                     n/a       5.10%       n/a       n/a       n/a       n/a

  TREASURY CALL OPTION SPREADS              Notional                          0     32,000          0         0         0         0
                                            Strike Rate                     n/a       5.46%       n/a       n/a       n/a       n/a
                                            Stopout Rate                    n/a       4.96%       n/a       n/a       n/a       n/a

  TREASURY PUT OPTION SPREADS (SOLD)        Notional                          0     21,000          0         0         0         0
                                            Strike Rate                     n/a       5.46%       n/a       n/a       n/a       n/a
                                            Stopout Rate                    n/a       5.91%       n/a       n/a       n/a       n/a
                                                                  -----------------------------------------------------------------

                                                                              --------------------------
                                                                              PRINC./NTNL.   EST. MARKET
TABULAR PRESENTATION (CONTINUED)                                               VALUE AT       VALUE AT
(ALL DOLLARS IN THOUSANDS)                                                      DEC. 31,       DEC. 31,
                                                                                  1998          1998
                                                                              --------------------------
"TRADING" ASSETS, LIABILITIES AND DERIVATIVE
FINANCIAL INSTRUMENTS
INTEREST-RATE SENSITIVE ASSETS
ADJUSTABLE-RATE RESIDENTIAL MORTGAGE SECURITIES
  AGENCY SECURITIES                               Principal Value                 609,826       617,423
                                                  Interest Rate                                  101.25%

  PRIVATELY-ISSUED SECURITIES                     Principal                       604,630       604,437
                                                  Interest Rate                                   99.97%
FIXED-RATE RESIDENTIAL MORTGAGE SECURITIES
  PRIVATELY-ISSUED SECURITIES                     Principal                        36,292        35,795
                                                  Interest Rate                                   98.63%


INTEREST-RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS
(ALL DERIVATIVES WERE PURCHASED, UNLESS OTHERWISE NOTED.)
  INTEREST RATE CAPS - TOTAL                      Notional                      3,430,700           904
    (see below for details)                       Average Strike Rate                              0.03%

  PERIODIC CAPS                                   Notional                         20,000             0
                                                  Strike Rate on Caps                              0.00%

  FLOORS                                          Notional                         34,000           137
                                                  Strike Rate on Floors                            0.40%

  COLLARS                                         Notional                         20,000          (119)
        (CAPS PURCHASED, FLOORS SOLD)             Strike Rate on Caps                            -0.60%
                                                  Strike Rate on Floors

  BASIS SWAPS                                     Notional                        330,000           734
                                                  Average Pay Rate                                 0.22%
                                                  Average Receive Rate

  PERIODIC SWAPS                                  Notional                        110,000          (215)
                                                  Average Pay Rate                               -0.20%
                                                  Average Receive Rate

  PUT SWAPTIONS                                   Notional                         21,500            47
                                                  Strike Rate                                      0.22%

  TREASURY CALL OPTIONS                           Notional                         11,000           463
                                                  Strike Rate                                      4.21%

  TREASURY CALL OPTION SPREADS                    Notional                         32,000           567
                                                  Strike Rate                                      1.77%
                                                  Stopout Rate

  TREASURY PUT OPTION SPREADS (SOLD)              Notional                         21,000    included above
                                                  Strike Rate                                in Treasury Call
                                                  Stopout Rate                               Option Spreads
                                                                              -------------------------------

         INTEREST RATE AGREEMENTS WHICH REPRESENT MIRRORING TRANSACTIONS
                         ARE NOT INCLUDED IN THIS TABLE.

                                                                       ----------------------------------------------------------

TABULAR PRESENTATION (CONTINUED)
(ALL DOLLARS IN THOUSANDS)                                                    PRINCIPAL / NOTIONAL AMOUNTS MATURING AND
                                                                                    EFFECTIVE RATES DURING PERIOD
                                                                        1999      2000      2001      2002      2003   THEREAFTER
                                                                       ----------------------------------------------------------
DETAIL OF INTEREST RATE CAPS (TOTALED ABOVE)
     with Strike Rates  < 6%                      Notional             685,000   245,000         0         0         0        0
                                                  Average Strike Rate     5.50%     5.67%      n/a       n/a       n/a      n/a

     with Strike Rates of 6% to 7%                Notional             105,000         0         0         0         0   56,000
                                                  Average Strike Rate     6.35%      n/a       n/a       n/a       n/a     6.33%

     with Strike Rates of 7% to 8%                Notional             650,000         0    20,000         0         0   10,000
                                                  Average Strike Rate     7.40%      n/a      7.13%      n/a       n/a     7.50%

     with Strike Rates of 8% to 9%                Notional             142,000   406,000         0     5,000         0   64,000
                                                  Average Strike Rate     8.50%     8.61%      n/a      8.60%      n/a     8.28%

     with Strike Rates of  9% to 10%              Notional                   0   125,000   200,000         0         0   17,700
                                                  Average Strike Rate      n/a      9.40%     9.53%      n/a       n/a     9.00%

     with Strike Rates of 10% to 11%              Notional              20,000    20,000   300,000   200,000         0        0
                                                  Average Strike Rate    10.00%    10.00%    10.00%    10.10%      n/a      n/a

     with Strike Rates > 11%                      Notional              10,000    50,000         0   100,000         0        0
                                                  Average Strike Rate    12.00%    12.00%      n/a     11.00%      n/a      n/a

                                                                               ------------------------
                                                                                NOTIONAL    EST. MARKET
TABULAR PRESENTATION (CONTINUED)                                                VALUE AT     VALUE AT
(ALL DOLLARS IN THOUSANDS)                                                      DEC. 31,     DEC. 31,
                                                                                 1998         1998
                                                                               ------------------------
DETAIL OF INTEREST RATE CAPS (TOTALED ABOVE)
     with Strike Rates  < 6%                      Notional                      930,000          191
                                                  Average Strike Rate                           0.02%

     with Strike Rates of 6% to 7%                Notional                      161,000          280
                                                  Average Strike Rate                           0.17%

     with Strike Rates of 7% to 8%                Notional                      680,000          162
                                                  Average Strike Rate                           0.02%

     with Strike Rates of 8% to 9%                Notional                      617,000          148
                                                  Average Strike Rate                           0.02%

     with Strike Rates of  9% to 10%              Notional                      342,700           40
                                                  Average Strike Rate                           0.01%

     with Strike Rates of 10% to 11%              Notional                      540,000           69
                                                  Average Strike Rate                           0.01%

     with Strike Rates > 11%                      Notional                      160,000           13
                                                  Average Strike Rate                           0.01%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 1

INCOME STATEMENT                                                                             FOR THREE MONTHS ENDING
                                                                              -----------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                    DEC. 31,       SEP. 30,       JUN. 30,       MAR. 31,
                                                                                1998           1998           1998           1998
                                                                              --------       --------       --------       --------
Mortgage Assets - Residential
           Coupon Income                                                      $ 53,848       $ 67,964       $ 64,348       $ 61,635
           Amortization of Discount Balances                                       550            414            450            185
           Amortization of Premium Balances                                     (2,256)        (7,280)       (11,470)        (8,343)
                                                                              --------       --------       --------       --------
Total Interest Income From Mortgage Assets - Residential                        52,142         61,098         53,328         53,477
Mortgage Assets - Commercial
            Coupon Income                                                          102              0              0              0
           Amortization of Discount Balances                                         1              0              0              0
           Amortization of Premium Balances                                          0              0              0              0
                                                                              --------       --------       --------       --------
Total Interest Income From Mortgage Assets - Commercial                            103              0              0              0
U.S. Treasuries
            Coupon Income                                                          619              0              0              0
           Amortization of Discount Balances                                         0              0              0              0
           Amortization of Premium Balances                                        (44)             0              0              0
                                                                              --------       --------       --------       --------
Total Interest Income From U.S. Treasuries                                         575              0              0              0
Interest Income: Cash Balances                                                     782            460            455            384
                                                                              --------       --------       --------       --------
Total Interest Income                                                           53,602         61,558         53,783         53,861

           Interest Expense on Short-Term Debt                                 (21,951)       (31,528)       (33,282)       (28,003)
           Interest Expense on Long-Term Debt                                  (21,738)       (24,642)       (16,887)       (18,094)
                                                                              --------       --------       --------       --------
Total Interest Expense                                                         (43,689)       (56,170)       (50,169)       (46,097)

Interest Rate Agreement Expense                                                   (709)          (322)        (1,652)        (1,426)
Interest Rate Agreement Income                                                     443             75             28             48
                                                                              --------       --------       --------       --------
Net Interest Rate Agreement Expense                                               (266)          (247)        (1,624)        (1,378)

Net Interest Income                                                              9,647          5,142          1,990          6,386

Provision for Potential Credit Losses
           Mortgage Loans                                                         (394)           638           (763)          (601)
           Mortgage Securities                                                       0              0              0              0
                                                                              --------       --------       --------       --------
Total Credit Provision                                                            (394)           638           (763)          (601)
Equity in Earnings of RWT Holdings, Inc.                                        (2,520)        (1,575)          (581)             0
Operating Expenses
           Compensation and Benefits Expense                                      (609)          (390)          (145)        (1,048)
           One-time Charges                                                     (1,220)             0              0              0
           Dividend Equivalent Rights Expense                                        6              0             (6)          (195)
           Other Operating Expenses                                               (508)          (639)          (438)          (682)
                                                                              --------       --------       --------       --------
Total Operating Expenses                                                        (2,331)        (1,029)          (589)        (1,925)
Other Income (Expenses)                                                              0              0            139              0
                                                                              --------       --------       --------       --------
Income before Unrealized and Realized Gains (Losses) on Assets                   4,402          3,175            196          3,860
Net Unrealized and Realized Gains (Losses) on Assets                             2,074        (40,293)             0           (723)
                                                                              --------       --------       --------       --------

Income Before Preferred Dividends and Change in Accounting Principle             6,476        (37,118)           196          3,137
Preferred Dividends                                                               (687)          (687)          (687)          (687)
                                                                              --------       --------       --------       --------
Income Before Change in Accounting Principle                                     5,789        (37,804)          (491)         2,450
SFAS No. 133 Adjustments                                                             0        (10,061)             0              0
                                                                              --------       --------       --------       --------
Income before Corporate Income Tax Expense                                       5,789        (47,866)          (491)         2,450
Corporate Income Tax Expense                                                         0              0              0              0
                                                                              --------       --------       --------       --------
Net Income to Common Shareholders                                             $  5,789       $(47,866)      $   (491)      $  2,450
                                                                              ========       ========       ========       ========


GAAP Net Income Before Preferred Dividends                                    $  6,476       $(47,179)      $    196       $  3,137
Mortgage Amortization and Income Differences                                    (5,446)        (4,452)          (268)            43
Credit Provisions less Actual Losses                                               163           (938)           299            552
Net Unrealized and Realized Gains (Losses) on Assets Differences                 2,515         41,741             15            729
Equity in earnings of RWT Holdings, Inc. net of Dividends to Redwood REIT        2,520          1,575            581              0
Operating Expense Differences                                                      507             13             15             67
                                                                              --------       --------       --------       --------
Taxable Income Before Preferred Dividend                                      $  6,735       $ (9,240)      $    838       $  4,528
                                                                              ========       ========       ========       ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                                           FOR THREE MONTHS ENDING
                                                                              --------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                    DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                                                1997          1997          1997          1997
                                                                              --------      --------      --------      --------
Mortgage Assets - Residential
           Coupon Income                                                      $ 61,506      $ 62,556      $ 54,353      $ 42,224
           Amortization of Discount Balances                                       258           376           417           272
           Amortization of Premium Balances                                     (8,179)       (6,888)       (5,527)       (4,090)
                                                                              --------      --------      --------      --------
Total Interest Income From Mortgage Assets - Residential                        53,585        56,044        49,243        38,406
Mortgage Assets - Commercial
            Coupon Income                                                            0             0             0             0
           Amortization of Discount Balances                                         0             0             0             0
           Amortization of Premium Balances                                          0             0             0             0
                                                                              --------      --------      --------      --------
Total Interest Income From Mortgage Assets - Commercial                              0             0             0             0
U.S. Treasuries
            Coupon Income                                                            0             0             0             0
           Amortization of Discount Balances                                         0             0             0             0
           Amortization of Premium Balances                                          0             0             0             0
                                                                              --------      --------      --------      --------
Total Interest Income From U.S. Treasuries                                           0             0             0             0
Interest Income: Cash Balances                                                     399           499           266           162
                                                                              --------      --------      --------      --------
Total Interest Income                                                           53,984        56,543        49,509        38,568

           Interest Expense on Short-Term Debt                                 (31,964)      (40,318)      (38,958)      (28,900)
           Interest Expense on Long-Term Debt                                  (14,567)       (5,570)            0             0
                                                                              --------      --------      --------      --------
Total Interest Expense                                                         (46,531)      (45,888)      (38,958)      (28,900)

Interest Rate Agreement Expense                                                 (1,281)       (1,064)         (912)         (602)
Interest Rate Agreement Income                                                      12            26            73             7
                                                                              --------      --------      --------      --------
Net Interest Rate Agreement Expense                                             (1,269)       (1,038)         (839)         (595)

Net Interest Income                                                              6,184         9,617         9,712         9,073

Provision for Potential Credit Losses
           Mortgage Loans                                                       (1,516)         (473)         (299)         (215)
           Mortgage Securities                                                   1,000          (470)         (477)         (480)
                                                                              --------      --------      --------      --------
Total Credit Provision                                                            (516)         (943)         (776)         (695)
Equity in Earnings of RWT Holdings, Inc.                                             0             0             0             0
Operating Expenses
           Compensation and Benefits Expense                                      (413)         (441)         (516)         (529)
           One-time Charges                                                          0             0             0             0
           Dividend Equivalent Rights Expense                                     (145)         (361)         (358)         (203)
           Other Operating Expenses                                               (570)         (346)         (341)         (435)
                                                                              --------      --------      --------      --------
Total Operating Expenses                                                        (1,128)       (1,148)       (1,215)       (1,167)
Other Income (Expenses)                                                              0             0             0             0
                                                                              --------      --------      --------      --------
Income before Unrealized and Realized Gains (Losses) on Assets                   4,540         7,526         7,721         7,211
Net Unrealized and Realized Gains (Losses) on Assets                               543            20             0             0
                                                                              --------      --------      --------      --------

Income Before Preferred Dividends and Change in Accounting Principle             5,083         7,546         7,721         7,211
Preferred Dividends                                                               (686)         (687)         (687)         (755)
                                                                              --------      --------      --------      --------
Income Before Change in Accounting Principle                                     4,397         6,859         7,034         6,456
SFAS No. 133 Adjustments                                                             0             0             0             0
                                                                              --------      --------      --------      --------
Income before Corporate Income Tax Expense                                       4,397         6,859         7,034         6,456
Corporate Income Tax Expense                                                         0             0             0             0
                                                                              --------      --------      --------      --------
Net Income to Common Shareholders                                             $  4,397      $  6,859      $  7,034      $  6,456
                                                                              ========      ========      ========      ========

GAAP Net Income Before Preferred Dividends                                    $  5,083      $  7,546      $ 7,721 6     $  7,211
Mortgage Amortization and Income Differences                                       105           (95)         (103)          (87)
Credit Provisions less Actual Losses                                               475           875           747           653
Net Unrealized and Realized Gains (Losses) on Assets Differences                  (190)            0             0             0
Equity in earnings of RWT Holdings, Inc. net of Dividends to Redwood REIT            0             0             0             0
Operating Expense Differences                                                      113          (175)          (50)          135
                                                                              --------      --------      --------      --------
Taxable Income Before Preferred Dividend                                      $  5,586      $  8,151      $  8,315      $  7,912
                                                                              ========      ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                                           FOR THREE MONTHS ENDING
                                                                              --------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                    DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                                                1996          1996          1996          1996
                                                                              --------      --------      --------      --------
Mortgage Assets - Residential
           Coupon Income                                                      $ 27,875      $ 20,557      $ 13,722      $  9,445
           Amortization of Discount Balances                                       217           271           245           177
           Amortization of Premium Balances                                     (2,425)       (1,707)       (1,268)         (707)
                                                                              --------      --------      --------      --------
Total Interest Income From Mortgage Assets - Residential                        25,666        19,121        12,699         8,914
Mortgage Assets - Commercial
            Coupon Income                                                            0             0             0             0
           Amortization of Discount Balances                                         0             0             0             0
           Amortization of Premium Balances                                          0             0             0             0
                                                                              --------      --------      --------      --------
Total Interest Income From Mortgage Assets - Commercial                              0             0             0             0
U.S. Treasuries
            Coupon Income                                                            0             0             0             0
           Amortization of Discount Balances                                         0             0             0             0
           Amortization of Premium Balances                                          0             0             0             0
                                                                              --------      --------      --------      --------
Total Interest Income From U.S. Treasuries                                           0             0             0             0
Interest Income: Cash Balances                                                     215           250           202           217
                                                                              --------      --------      --------      --------
Total Interest Income                                                           25,881        19,371        12,901         9,131

           Interest Expense on Short-Term Debt                                 (19,467)      (14,447)       (9,075)       (6,202)
           Interest Expense on Long-Term Debt                                        0             0             0             0
                                                                              --------      --------      --------      --------
Total Interest Expense                                                         (19,467)      (14,447)       (9,075)       (6,202)

Interest Rate Agreement Expense                                                   (403)         (350)         (255)         (151)
Interest Rate Agreement Income                                                       1             0             0             0
                                                                              --------      --------      --------      --------
Net Interest Rate Agreement Expense                                               (402)         (350)         (255)         (151)

Net Interest Income                                                              6,012         4,574         3,571         2,778

Provision for Potential Credit Losses
           Mortgage Loans                                                          (35)         (178)         (140)            5
           Mortgage Securities                                                    (337)         (338)         (337)         (336)
                                                                              --------      --------      --------      --------
Total Credit Provision                                                            (372)         (516)         (477)         (331)
Equity in Earnings of RWT Holdings, Inc.                                             0             0             0             0
Operating Expenses
           Compensation and Benefits Expense                                      (343)         (309)         (305)         (234)
           One-time Charges                                                          0             0             0             0
           Dividend Equivalent Rights Expense                                     (137)          (81)          (79)          (85)
           Other Operating Expenses                                               (316)         (281)         (210)         (174)
                                                                              --------      --------      --------      --------
Total Operating Expenses                                                          (796)         (671)         (594)         (493)
Other Income (Expenses)                                                              0             0             0             0
                                                                              --------      --------      --------      --------
Income before Unrealized and Realized Gains (Losses) on Assets                   4,844         3,387         2,500         1,954
Net Unrealized and Realized Gains (Losses) on Assets                                 0             0             0             0
                                                                              --------      --------      --------      --------

Income Before Preferred Dividends and Change in Accounting Principle             4,844         3,387         2,500         1,954
Preferred Dividends                                                               (760)         (388)            0             0
                                                                              --------      --------      --------      --------
Income Before Change in Accounting Principle                                     4,084         2,998         2,500         1,954
SFAS No. 133 Adjustments                                                             0             0             0             0
                                                                              --------      --------      --------      --------
Income before Corporate Income Tax Expense                                       4,084         2,998         2,500         1,954
Corporate Income Tax Expense                                                         0             0             0             0
                                                                              --------      --------      --------      --------
Net Income to Common Shareholders                                             $  4,084      $  2,998      $  2,500      $  1,954
                                                                              ========      ========      ========      ========


GAAP Net Income Before Preferred Dividends                                    $  4,844      $  3,387      $  2,500      $  1,954
Mortgage Amortization and Income Differences                                       131            61            82           175
Credit Provisions less Actual Losses                                               365           516           477           331
Net Unrealized and Realized Gains (Losses) on Assets Differences                     0             0             0             0
Equity in earnings of RWT Holdings, Inc. net of Dividends to Redwood REIT            0             0             0             0
Operating Expense Differences                                                       89            84            83            89
                                                                              --------      --------      --------      --------
Taxable Income Before Preferred Dividend                                      $  5,429      $  4,048      $  3,142      $  2,549
                                                                              ========      ========      ========      ========

SUPPLEMENTAL HISTORICAL INFORMATION

INCOME STATEMENT                                                                                 FOR YEAR ENDING
                                                                             ------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                    DEC. 31,       DEC. 31,       DEC. 31,       DEC. 31,
                                                                               1998           1997           1996           1995
                                                                             ---------      ---------      ---------      ---------
Mortgage Assets - Residential
           Coupon Income                                                     $ 247,796      $ 220,639      $  71,598      $  15,138
           Amortization of Discount Balances                                     1,600          1,323            909            919
           Amortization of Premium Balances                                    (29,350)       (24,684)        (6,107)          (563)
                                                                             ---------      ---------      ---------      ---------
Total Interest Income From Mortgage Assets - Residential                       220,046        197,278         66,400         15,494
Mortgage Assets - Commercial
            Coupon Income                                                          102              0              0              0
           Amortization of Discount Balances                                         1              0              0              0
           Amortization of Premium Balances                                          0              0              0              0
                                                                             ---------      ---------      ---------      ---------
Total Interest Income From Mortgage Assets - Commercial                            103              0              0              0
U.S. Treasuries
            Coupon Income                                                          619              0              0              0
           Amortization of Discount Balances                                         0              0              0              0
           Amortization of Premium Balances                                        (44)             0              0              0
                                                                             ---------      ---------      ---------      ---------
Total Interest Income From U.S. Treasuries                                         575              0              0              0
Interest Income: Cash Balances                                                   2,080          1,326            884            232
                                                                             ---------      ---------      ---------      ---------
Total Interest Income                                                          222,804        198,604         67,284         15,726

           Interest Expense on Short-Term Debt                                (114,763)      (140,140)       (49,191)       (10,608)
           Interest Expense on Long-Term Debt                                  (81,361)       (20,137)             0              0
                                                                             ---------      ---------      ---------      ---------
Total Interest Expense                                                        (196,124)      (160,277)       (49,191)       (10,608)

Interest Rate Agreement Expense                                                 (4,108)        (3,859)        (1,159)          (339)
Interest Rate Agreement Income                                                     594            118              1              0
                                                                             ---------      ---------      ---------      ---------
Net Interest Rate Agreement Expense                                             (3,514)        (3,741)        (1,158)          (339)

Net Interest Income                                                             23,166         34,586         16,935          4,779

Provision for Potential Credit Losses
           Mortgage Loans                                                       (1,120)        (2,503)          (348)           (79)
           Mortgage Securities                                                       0           (427)        (1,348)          (414)
                                                                             ---------      ---------      ---------      ---------
Total Credit Provision                                                          (1,120)        (2,930)        (1,696)          (493)
Equity in Earnings of RWT Holdings, Inc.                                        (4,676)             0              0              0
Operating Expenses
           Compensation and Benefits Expense                                    (2,192)        (1,899)        (1,191)          (463)
           One-time Charges                                                     (1,220)             0              0              0
           Dividend Equivalent Rights Expense                                     (196)        (1,067)          (382)           (54)
           Other Operating Expenses                                             (2,268)        (1,692)          (981)          (614)
                                                                             ---------      ---------      ---------      ---------
Total Operating Expenses                                                        (5,876)        (4,658)        (2,554)        (1,131)
Other Income (Expenses)                                                            139              0              0              0
                                                                             ---------      ---------      ---------      ---------
Income before Unrealized and Realized Gains (Losses) on Assets                  11,633         26,998         12,685          3,155
Net Unrealized and Realized Gains (Losses) on Assets                           (38,943)           563              0              0
                                                                             ---------      ---------      ---------      ---------

Income Before Preferred Dividends and Change in Accounting Principle           (27,310)        27,561         12,685          3,155
Preferred Dividends                                                             (2,747)        (2,815)        (1,148)             0
                                                                             ---------      ---------      ---------      ---------
Income Before Change in Accounting Principle                                   (30,057)        24,746         11,537          3,155
SFAS No. 133 Adjustments                                                       (10,061)             0              0              0
                                                                             ---------      ---------      ---------      ---------
Income before Corporate Income Tax Expense                                     (40,118)        24,746         11,537          3,155
Corporate Income Tax Expense                                                         0              0              0              0
                                                                             ---------      ---------      ---------      ---------
Net Income to Common Shareholders                                            $ (40,118)     $  24,746      $  11,537      $   3,155
                                                                             =========      =========      =========      =========


GAAP Net Income Before Preferred Dividends                                   $   6,476      $ (47,179)     $     196      $   3,137
Mortgage Amortization and Income Differences                                    (5,446)        (4,452)          (268)            43
Credit Provisions less Actual Losses                                               163           (938)           299            552
Net Unrealized and Realized Gains (Losses) on Assets Differences                 2,515         41,741             15            729
Equity in earnings of RWT Holdings, Inc. net of Dividends to Redwood REIT        2,520          1,575            581              0
Operating Expense Differences                                                      507             13             15             67
                                                                             ---------      ---------      ---------      ---------
Taxable Income Before Preferred Dividend                                     $   6,735      $  (9,240)     $     838      $   4,528
                                                                             =========      =========      =========      =========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2                                                                    AT
                                               -----------------------------------------------------------
BALANCE SHEETS                                  DEC. 31,        SEP. 30,        JUN. 30,        MAR. 31,
(ALL DOLLARS IN THOUSANDS)                        1998            1998            1998            1998
                                               -----------     -----------     -----------     -----------
Mortgage Assets - Residential
            Principal Value                    $ 2,652,327     $ 3,725,916     $ 3,745,697     $ 3,578,995
           Unamortized Premium                      27,369          30,653          75,158          85,048
           Unamortized Discount                    (12,163)        (11,669)        (10,650)        (12,131)
           Real Estate Owned                           384             171             266             497
           Reserve For Credit Losses                (4,972)         (4,826)         (5,784)         (5,484)
           Market Valuation Account                   (370)            321         (10,497)         (4,375)
                                               -----------     -----------     -----------     -----------
Total Mortgage Assets - Residential              2,662,576       3,740,566       3,794,190       3,642,549

Mortgage Assets - Commercial
           Principal Value                           8,324               0               0               0
           Unamortized Premium / (Discount)            (37)              0               0               0
                                               -----------     -----------     -----------     -----------
Total Mortgage Assets - Commercial                   8,287               0               0               0

U.S. Treasuries
           Principal Value                          45,000               0               0               0
           Unamortized Premium / (Discount)          3,009               0               0               0
                                               -----------     -----------     -----------     -----------
Total U.S. Treasuries                               48,009               0               0               0

 Unrestricted Cash                                  55,627           3,811          11,354           6,468
Restricted Cash                                     12,857          19,675          21,560          25,734
                                               -----------     -----------     -----------     -----------
 Total Cash and Cash Equivalents                    68,484          23,486          32,914          32,202

Interest Rate Agreements                             2,517           2,285           9,938          10,337
Market Valuation Account                                 0               0          (7,520)         (8,710)
                                               -----------     -----------     -----------     -----------
Total Interest Rate Agreements                       2,517           2,285           2,418           1,627

Accrued Interest Receivable                         18,482          25,050          21,554          23,886
Investment in RWT Holdings, Inc.                    15,124           7,744           9,319           9,900
Due From RWT Holdings, Inc.                          6,945             776             831               0
Fixed Assets, Leasehold, Org. Costs                    929             768             725             551
Prepaid Expenses and Other Receivables               1,095           1,541           4,976           2,975
                                               -----------     -----------     -----------     -----------
Other Assets                                        42,575          35,879          37,405          37,312

Total Assets                                   $ 2,832,448     $ 3,802,216     $ 3,866,927     $ 3,713,691
                                               ===========     ===========     ===========     ===========


Short-Term Borrowings                          $ 1,257,570     $ 2,067,166     $ 1,936,158     $ 2,288,018
Long-Term Borrowings                             1,305,560       1,465,888       1,593,344       1,081,279
Accrued Interest Payable                            10,820           9,152          13,675          12,212
Accrued Expenses and Other Payables                  3,022           1,781           2,192           1,797
Dividends Payable                                      686             687             687             687
                                               -----------     -----------     -----------     -----------
Total Liabilities                                2,577,658       3,544,674       3,546,056       3,383,993
                                               -----------     -----------     -----------     -----------

Preferred Stock                                     26,736          26,736          26,736          26,736
Common Stock                                           113             118             141             141
Additional Paid-in Capital                         279,201         287,046         320,687         320,282
Accumulated Other Comprehensive Income                (370)            321         (18,017)        (13,085)
Cumulative Earnings                                  6,412             (63)         47,253          50,729
Cumulative Distributions to Shareholders           (57,302)        (56,616)        (55,929)        (55,104)
                                               -----------     -----------     -----------     -----------
Total Stockholders' Equity                         254,790         257,542         320,871         329,698
                                               -----------     -----------     -----------     -----------
Total Liabilities plus Stockholders' Equity    $ 2,832,448     $ 3,802,216     $ 3,866,927     $ 3,713,691
                                               ===========     ===========     ===========     ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                                                 AT
                                                      --------------------------------------------------------------
BALANCE SHEETS                                         DEC. 31,         SEP. 30,         JUN. 30,         MAR. 31,
(ALL DOLLARS IN THOUSANDS)                               1997             1997             1997             1997
                                                      -----------      -----------      -----------      -----------
Mortgage Assets - Residential
                 Principal Value                      $ 3,298,499      $ 3,358,993      $ 3,290,215      $ 2,555,729
                 Unamortized Premium                       86,173           86,934           87,661           65,107
                 Unamortized Discount                     (12,442)         (14,387)         (15,091)         (15,641)
                 Real Estate Owned                            713              220              346              128
                 Reserve For Credit Losses                 (4,931)          (4,456)          (3,580)          (2,833)
                 Market Valuation Account                  (1,390)          10,619            3,603            2,224
                                                      -----------      -----------      -----------      -----------
Total Mortgage Assets - Residential                     3,366,622        3,437,923        3,363,154        2,604,714

Mortgage Assets - Commercial
                 Principal Value                                0                0                0                0
                 Unamortized Premium / (Discount)               0                0                0                0
                                                      -----------      -----------      -----------      -----------
Total Mortgage Assets - Commercial                              0                0                0                0

U.S. Treasuries
                 Principal Value                                0                0                0                0
                 Unamortized Premium / (Discount)               0                0                0                0
                                                      -----------      -----------      -----------      -----------
Total U.S. Treasuries                                           0                0                0                0

 Unrestricted Cash                                         24,892           28,758           29,425           12,985
Restricted Cash                                            24,657           28,938                0                0
                                                      -----------      -----------      -----------      -----------
 Total Cash and Cash Equivalents                           49,549           57,696           29,425           12,985

Interest Rate Agreements                                   10,781           11,708           12,233            7,879
Market Valuation Account                                   (8,681)          (8,782)          (7,366)          (2,106)
                                                      -----------      -----------      -----------      -----------
Total Interest Rate Agreements                              2,100            2,926            4,867            5,773

Accrued Interest Receivable                                23,119           23,859           24,065           17,722
Investment in RWT Holdings, Inc.                                0                0                0                0
Due From RWT Holdings, Inc.                                     0                0                0                0
Fixed Assets, Leasehold, Org. Costs                           539              358              257              259
Prepaid Expenses and Other Receivables                      2,268            2,490            2,738            1,611
                                                      -----------      -----------      -----------      -----------
Other Assets                                               25,926           26,707           27,060           19,592

Total Assets                                          $ 3,444,197      $ 3,525,252      $ 3,424,506      $ 2,643,064
                                                      ===========      ===========      ===========      ===========

Short-Term Borrowings                                 $ 1,914,525      $ 2,639,773      $ 3,102,784      $ 2,373,279
Long-Term Borrowings                                    1,172,801          497,367                0                0
Accrued Interest Payable                                   14,476           20,216           18,153           14,962
Accrued Expenses and Other Payables                         2,172            2,129            1,743            1,262
Dividends Payable                                           5,686            9,433            8,638            7,899
                                                      -----------      -----------      -----------      -----------
Total Liabilities                                       3,109,660        3,168,918        3,131,318        2,397,402
                                                      -----------      -----------      -----------      -----------

Preferred Stock                                            26,736           26,733           26,733           29,383
Common Stock                                                  143              146              133              119
Additional Paid-in Capital                                324,555          333,841          274,420          219,461
Accumulated Other Comprehensive Income                    (10,071)           1,837           (3,762)             118
Cumulative Earnings                                        43,783           38,700           31,154           23,433
Cumulative Distributions to Shareholders                  (50,609)         (44,923)         (35,490)         (26,852)
                                                      -----------      -----------      -----------      -----------
Total Stockholders' Equity                                334,537          356,334          293,188          245,662
                                                      -----------      -----------      -----------      -----------
Total Liabilities plus Stockholders' Equity           $ 3,444,197      $ 3,525,252      $ 3,424,506      $ 2,643,064
                                                      ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                                                 AT
                                                      --------------------------------------------------------------
BALANCE SHEETS                                          DEC. 31,         SEP. 30,        JUN. 30,         MAR. 31,
(ALL DOLLARS IN THOUSANDS)                               1996             1996             1996             1996
                                                      -----------      -----------      -----------      -----------
Mortgage Assets - Residential
                 Principal Value                      $ 2,117,048      $ 1,361,062      $ 1,005,764      $   573,807
                 Unamortized Premium                       54,317           32,607           22,690           12,790
                 Unamortized Discount                     (16,093)         (16,338)         (16,608)         (16,854)
                 Real Estate Owned                            196                0                0                0
                 Reserve For Credit Losses                 (2,180)          (1,814)          (1,298)            (821)
                 Market Valuation Account                     139              353           (3,068)          (3,763)
                                                      -----------      -----------      -----------      -----------
Total Mortgage Assets - Residential                     2,153,428        1,375,871        1,007,480          565,159

Mortgage Assets - Commercial
                 Principal Value                                0                0                0                0
                 Unamortized Premium / (Discount)               0                0                0                0
                                                      -----------      -----------      -----------      -----------
Total Mortgage Assets - Commercial                              0                0                0                0

U.S. Treasuries
                 Principal Value                                0                0                0                0
                 Unamortized Premium / (Discount)               0                0                0                0
                                                      -----------      -----------      -----------      -----------
Total U.S. Treasuries                                           0                0                0                0

 Unrestricted Cash                                         11,068           14,599           10,407            9,705
Restricted Cash                                                 0                0                0                0
                                                      -----------      -----------      -----------      -----------
 Total Cash and Cash Equivalents                           11,068           14,599           10,407            9,705

Interest Rate Agreements                                    6,200            3,286            2,835            2,534
Market Valuation Account                                   (3,599)          (2,413)          (1,484)          (1,301)
                                                      -----------      -----------      -----------      -----------
Total Interest Rate Agreements                              2,601              873            1,351            1,233

Accrued Interest Receivable                                14,134           10,781            7,292            4,496
Investment in RWT Holdings, Inc.                                0                0                0                0
Due From RWT Holdings, Inc.                                     0                0                0                0
Fixed Assets, Leasehold, Org. Costs                           257              265              233              198
Prepaid Expenses and Other Receivables                      2,709            1,090            1,567              522
                                                      -----------      -----------      -----------      -----------
Other Assets                                               17,100           12,136            9,092            5,216

Total Assets                                          $ 2,184,197      $ 1,403,478      $ 1,028,331      $   581,312
                                                      ===========      ===========      ===========      ===========

Short-Term Borrowings                                 $ 1,953,103      $ 1,225,094      $   896,214      $   508,721
Long-Term Borrowings                                            0                0                0                0
Accrued Interest Payable                                   14,060           10,379            4,052            1,616
Accrued Expenses and Other Payables                           761              472              361              290
Dividends Payable                                           5,268            4,016            3,408            2,540
                                                      -----------      -----------      -----------      -----------
Total Liabilities                                       1,973,192        1,239,961          904,035          513,167
                                                      -----------      -----------      -----------      -----------

Preferred Stock                                            29,579           29,712                0                0
Common Stock                                                  110               91               85               55
Additional Paid-in Capital                                187,507          138,081          130,441           73,926
Accumulated Other Comprehensive Income                     (3,460)          (2,060)          (4,553)          (5,065)
Cumulative Earnings                                        16,222           11,378            7,991            5,491
Cumulative Distributions to Shareholders                  (18,954)         (13,685)          (9,669)          (6,261)
                                                      -----------      -----------      -----------      -----------
Total Stockholders' Equity                                211,005          163,517          124,295           68,146
                                                      -----------      -----------      -----------      -----------
Total Liabilities plus Stockholders' Equity           $ 2,184,197      $ 1,403,478      $ 1,028,330      $   581,313
                                                      ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 2 (CONTINUED)                                                                 AT
                                                      --------------------------------------------------------------
BALANCE SHEETS                                         DEC. 31,          DEC. 31,         DEC. 31,         DEC. 31,
(ALL DOLLARS IN THOUSANDS)                               1998             1997             1996             1995
                                                      -----------      -----------      -----------      -----------
Mortgage Assets - Residential
                  Principal Value                     $ 2,652,327      $ 3,298,499      $ 2,117,048      $   443,625
                 Unamortized Premium                       27,369           86,173           54,317            9,644
                 Unamortized Discount                     (12,163)         (12,442)         (16,093)         (17,032)
                 Real Estate Owned                            384              713              196                0
                 Reserve For Credit Losses                 (4,972)          (4,931)          (2,180)            (490)
                 Market Valuation Account                    (370)          (1,390)             139           (3,502)
                                                      -----------      -----------      -----------      -----------
Total Mortgage Assets - Residential                     2,662,576        3,366,622        2,153,428          432,244

Mortgage Assets - Commercial
                 Principal Value                            8,324                0                0                0
                 Unamortized Premium / (Discount)             (37)               0                0                0
                                                      -----------      -----------      -----------      -----------
Total Mortgage Assets - Commercial                          8,287                0                0                0

U.S. Treasuries
                 Principal Value                           45,000                0                0                0
                 Unamortized Premium / (Discount)           3,009                0                0                0
                                                      -----------      -----------      -----------      -----------
Total U.S. Treasuries                                      48,009                0                0                0

 Unrestricted Cash                                         55,627           24,892           11,068            4,825
Restricted Cash                                            12,857           24,657                0                0
                                                      -----------      -----------      -----------      -----------
 Total Cash and Cash Equivalents                           68,484           49,549           11,068            4,825

Interest Rate Agreements                                    2,517           10,781            6,200            2,521
Market Valuation Account                                        0           (8,681)          (3,599)          (1,974)
                                                      -----------      -----------      -----------      -----------
Total Interest Rate Agreements                              2,517            2,100            2,601              547

Accrued Interest Receivable                                18,482           23,119           14,134            3,270
Investment in RWT Holdings, Inc.                           15,124                0                0                0
Due From RWT Holdings, Inc.                                 6,945                0                0                0
Fixed Assets, Leasehold, Org. Costs                           929              539              257              206
Prepaid Expenses and Other Receivables                      1,095            2,268            2,709              465
                                                      -----------      -----------      -----------      -----------
Other Assets                                               42,575           25,926           17,100            3,941

Total Assets                                          $ 2,832,448      $ 3,444,197      $ 2,184,197      $   441,557
                                                      ===========      ===========      ===========      ===========

Short-Term Borrowings                                 $ 1,257,570      $ 1,914,525      $ 1,953,103      $   370,316
Long-Term Borrowings                                    1,305,560        1,172,801                0                0
Accrued Interest Payable                                   10,820           14,476           14,060            1,290
Accrued Expenses and Other Payables                         3,022            2,172              761              227
Dividends Payable                                             686            5,686            5,268            1,434
                                                      -----------      -----------      -----------      -----------
Total Liabilities                                       2,577,658        3,109,660        1,973,192          373,267
                                                      -----------      -----------      -----------      -----------

Preferred Stock                                            26,736           26,736           29,579                0
Common Stock                                                  113              143              110               55
Additional Paid-in Capital                                279,201          324,555          187,507           73,895
Accumulated Other Comprehensive Income                       (370)         (10,071)          (3,460)          (5,476)
Cumulative Earnings                                         6,412           43,783           16,222            3,537
Cumulative Distributions to Shareholders                  (57,302)         (50,609)         (18,954)          (3,721)
                                                      -----------      -----------      -----------      -----------
Total Stockholders' Equity                                254,790          334,537          211,005           68,290
                                                      -----------      -----------      -----------      -----------
Total Liabilities plus Stockholders' Equity           $ 2,832,448      $ 3,444,197      $ 2,184,197      $   441,557
                                                      ===========      ===========      ===========      ===========

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 3


DETAIL OF INTEREST INCOME AND BALANCES FOR                                               AT OR FOR THREE MONTHS ENDING
RESIDENTIAL MORTGAGE ASSETS                                                --------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                   DEC. 31,       SEP. 30,       JUN. 30,       MAR. 31,
                                                    1998                       1998           1998           1998
                                                                           -----------    -----------    -----------    -----------
INTEREST INCOME ON RESIDENTIAL MORTGAGE ASSETS
Mortgage Loans - Held for Sale
                 Coupon Income                                             $     8,858    $         0    $         0    $         0
                 Amortization of Discount Balances                                 146              0              0              0
                 Amortization of Premium Balances                                    0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Sale          $     9,004    $         0    $         0    $         0
Mortgage Loans - Held for Investment
                 Coupon Income                                             $    20,218    $    40,614    $    33,523    $    28,306
                 Amortization of Discount Balances                                   0              1              1              0
                 Amortization of Premium Balances                               (1,284)        (3,021)        (3,619)        (2,496)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Investment    $    18,934    $    37,594    $    29,905    $    25,810
Mortgage Securities - Trading
                 Coupon Income                                             $    24,406    $    26,962    $         0    $         0
                 Amortization of Discount Balances                                   0             26              0              0
                 Amortization of Premium Balances                                 (972)        (4,259)             0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities - Trading            $    23,434    $    22,728    $         0    $         0
Mortgage Securities - Available for Sale
                 Coupon Income                                             $       366    $       389    $    30,825    $    33,330
                 Amortization of Discount Balances                                 404            388            449            185
                 Amortization of Premium Balances                                    0              0         (7,851)        (5,848)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities -Available for Sale  $       770    $       777    $    23,423    $    27,667

RESIDENTIAL MORTGAGE ASSET BALANCES
Mortgage Loans  - Held for Sale
                 Principal Value                                           $   265,922    $ 1,031,058    $         0    $         0
                 Unamortized Premium                                               666          2,326              0              0
                 Unamortized Discount                                           (1,059)        (1,369)             0              0
                 Real Estate Owned                                                 384            171              0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Sale                     $   265,915    $ 1,032,186    $         0    $         0
Mortgage Loans - Held for Investment
                 Principal Value                                           $ 1,118,375    $ 1,234,075    $ 2,191,501    $ 1,837,020
                 Unamortized Premium                                            16,708         17,993         35,660         37,943
                 Unamortized Discount                                                0              0              0            (27)
                 Real Estate Owned                                                   0              0            266            497
                 Reserve For Credit Losses                                      (3,784)        (3,390)        (4,079)        (3,449)
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Investment               $ 1,131,299    $ 1,248,678    $ 2,223,348    $ 1,871,984
 Mortgage Securities - Trading
                 Principal Value                                           $ 1,250,749    $ 1,442,574    $         0    $         0
                 Unamortized Premium                                             9,995         10,334              0              0
                 Unamortized Discount                                           (3,089)        (1,272)             0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Trading                      $ 1,257,655    $ 1,451,636    $         0    $         0
 Mortgage Securities - Available for Sale
                 Principal Value                                           $    17,281    $    18,209    $ 1,554,196    $ 1,741,975
                 Unamortized Premium                                                 0              0         39,498         47,105
                 Unamortized Discount                                           (8,015)        (9,028)       (10,650)       (12,104)
                 Reserve For Credit Losses                                      (1,189)        (1,436)        (1,705)        (2,035)
                 Market Valuation Account                                         (370)           321        (10,497)        (4,375)
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Available for Sale           $     7,707    $     8,066    $ 1,570,842    $ 1,770,566

SUPPLEMENTAL HISTORICAL INFORMATION

DETAIL OF INTEREST INCOME AND BALANCES FOR                                              AT OR FOR THREE MONTHS ENDING
                                                                           --------------------------------------------------------
RESIDENTIAL MORTGAGE ASSETS                                                 DEC. 31,       SEP. 30,       JUN. 30,       MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                    1997           1997           1997           1997
                                                                           -----------    -----------    -----------    -----------
INTEREST INCOME ON RESIDENTIAL MORTGAGE ASSETS
Mortgage Loans - Held for Sale
                 Coupon Income                                             $         0    $         0    $         0    $         0
                 Amortization of Discount Balances                                   0              0              0              0
                 Amortization of Premium Balances                                    0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Sale          $         0    $         0    $         0    $         0
Mortgage Loans - Held for Investment
                 Coupon Income                                             $    24,911    $    21,432    $    14,474    $    10,784
                 Amortization of Discount Balances                                   0              1              8             11
                 Amortization of Premium Balances                               (2,088)        (1,803)        (1,462)          (940)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Investment    $    22,823    $    19,630    $    13,020    $     9,855
Mortgage Securities - Trading
                 Coupon Income                                             $         0    $         0    $         0    $         0
                 Amortization of Discount Balances                                   0              0              0              0
                 Amortization of Premium Balances                                    0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities - Trading            $         0    $         0    $         0    $         0
Mortgage Securities - Available for Sale
                 Coupon Income                                             $    36,595    $    41,124    $    39,879    $    31,440
                 Amortization of Discount Balances                                 258            375            409            261
                 Amortization of Premium Balances                               (6,091)        (5,085)        (4,065)        (3,150)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities -Available for Sale  $    30,762    $    36,414    $    36,223    $    28,551

RESIDENTIAL MORTGAGE ASSET BALANCES
Mortgage Loans  - Held for Sale
                 Principal Value                                           $         0    $         0    $         0    $         0
                 Unamortized Premium                                                 0              0              0              0
                 Unamortized Discount                                                0              0              0              0
                 Real Estate Owned                                                   0              0              0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Sale                     $         0    $         0    $         0    $         0
Mortgage Loans - Held for Investment
                 Principal Value                                           $ 1,519,124    $ 1,348,619    $ 1,111,029    $   716,009
                 Unamortized Premium                                            34,844         30,852         25,442         15,951
                 Unamortized Discount                                                0              0           (123)          (131)
                 Real Estate Owned                                                 713            220            346            128
                 Reserve For Credit Losses                                      (2,855)        (1,363)          (929)          (630)
                 Market Valuation Account                                            0              0              0         (1,291)
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Investment               $ 1,551,826    $ 1,378,328    $ 1,135,765    $   730,035
 Mortgage Securities - Trading
                 Principal Value                                           $         0    $         0    $         0    $         0
                 Unamortized Premium                                                 0              0              0              0
                 Unamortized Discount                                                0              0              0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Trading                      $         0    $         0    $         0    $         0
 Mortgage Securities - Available for Sale
                 Principal Value                                           $ 1,779,375    $ 2,010,374    $ 2,179,186    $ 1,839,720
                 Unamortized Premium                                            51,329         56,082         62,219         49,156
                 Unamortized Discount                                          (12,442)       (14,387)       (14,968)       (15,510)
                 Reserve For Credit Losses                                      (2,076)        (3,093)        (2,651)        (2,203)
                 Market Valuation Account                                       (1,390)        10,619          3,603          3,516
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Available for Sale           $ 1,814,796    $ 2,059,595    $ 2,227,389    $ 1,874,679

SUPPLEMENTAL HISTORICAL INFORMATION

DETAIL OF INTEREST INCOME AND BALANCES FOR                                              AT OR FOR THREE MONTHS ENDING
                                                                           --------------------------------------------------------
RESIDENTIAL MORTGAGE ASSETS                                                 DEC. 31,       SEP. 30,       JUN. 30,        MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                    1996           1996           1996           1996
                                                                           -----------    -----------    -----------    -----------
INTEREST INCOME ON RESIDENTIAL MORTGAGE ASSETS
Mortgage Loans - Held for Sale
                 Coupon Income                                             $         0    $         0    $         0    $         0
                 Amortization of Discount Balances                                   0              0              0              0
                 Amortization of Premium Balances                                    0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Sale          $         0    $         0    $         0    $         0
Mortgage Loans - Held for Investment
                 Coupon Income                                             $     2,582    $     1,656    $       749    $       479
                 Amortization of Discount Balances                                  11              7             11              2
                 Amortization of Premium Balances                                 (189)           (62)           (43)           (19)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Investment    $     2,404    $     1,601    $       717    $       462
Mortgage Securities - Trading
                 Coupon Income                                             $         0    $         0    $         0    $         0
                 Amortization of Discount Balances                                   0              0              0              0
                 Amortization of Premium Balances                                    0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities - Trading            $         0    $         0    $         0    $         0
Mortgage Securities - Available for Sale
                 Coupon Income                                             $    25,292    $    18,901    $    12,973    $     8,965
                 Amortization of Discount Balances                                 206            264            234            175
                 Amortization of Premium Balances                               (2,236)        (1,645)        (1,225)          (688)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities -Available for Sale  $    23,262    $    17,520    $    11,982    $     8,452

RESIDENTIAL MORTGAGE ASSET BALANCES
Mortgage Loans  - Held for Sale
                 Principal Value                                           $         0    $         0    $         0    $         0
                 Unamortized Premium                                                 0              0              0              0
                 Unamortized Discount                                                0              0              0              0
                 Real Estate Owned                                                   0              0              0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Sale                     $         0    $         0    $         0    $         0
Mortgage Loans - Held for Investment
                 Principal Value                                           $   514,837    $   126,426    $    69,154    $    24,831
                 Unamortized Premium                                            12,389          1,535            686            191
                 Unamortized Discount                                             (142)          (153)          (160)          (171)
                 Real Estate Owned                                                 196              0              0              0
                 Reserve For Credit Losses                                        (428)          (393)          (214)           (74)
                 Market Valuation Account                                       (1,377)           279            200             84
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Investment               $   525,475    $   127,694    $    69,666    $    24,861
 Mortgage Securities - Trading
                 Principal Value                                           $         0    $         0    $         0    $         0
                 Unamortized Premium                                                 0              0              0              0
                 Unamortized Discount                                                0              0              0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Trading                      $         0    $         0    $         0    $         0
 Mortgage Securities - Available for Sale
                 Principal Value                                           $ 1,602,212    $ 1,234,636    $   936,611    $   548,976
                 Unamortized Premium                                            41,928         31,072         22,004         12,599
                 Unamortized Discount                                          (15,951)       (16,185)       (16,448)       (16,683)
                 Reserve For Credit Losses                                      (1,752)        (1,421)        (1,084)          (747)
                 Market Valuation Account                                        1,516             74         (3,269)        (3,847)
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Available for Sale           $ 1,627,953    $ 1,248,176    $   937,814    $   540,298

SUPPLEMENTAL HISTORICAL INFORMATION

DETAIL OF INTEREST INCOME AND BALANCES FOR                                                  AT OR FOR YEAR ENDING
                                                                           --------------------------------------------------------
RESIDENTIAL MORTGAGE ASSETS                                                  DEC. 31,      DEC. 31,       DEC. 31,       DEC. 31,
(ALL DOLLARS IN THOUSANDS)                                                    1998           1997           1996           1995
                                                                           -----------    -----------    -----------    -----------
INTEREST INCOME ON RESIDENTIAL MORTGAGE ASSETS
Mortgage Loans - Held for Sale
                 Coupon Income                                             $     8,858    $         0    $         0    $         0
                 Amortization of Discount Balances                                 146              0              0              0
                 Amortization of Premium Balances                                    0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Sale          $     9,004    $         0    $         0    $         0
Mortgage Loans - Held for Investment
                 Coupon Income                                             $   122,661    $    71,601    $     5,466    $       379
                 Amortization of Discount Balances                                   2             20             31              4
                 Amortization of Premium Balances                              (10,421)        (6,293)          (313)            (4)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income:  Mortgage Loans - Held for Investment    $   112,242    $    65,328    $     5,184    $       379
Mortgage Securities - Trading
                 Coupon Income                                             $    51,367    $         0    $         0    $         0
                 Amortization of Discount Balances                                  26              0              0              0
                 Amortization of Premium Balances                               (5,231)             0              0              0
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities - Trading            $    46,162    $         0    $         0    $         0
Mortgage Securities - Available for Sale
                 Coupon Income                                             $    64,910    $   149,038    $    66,131    $    14,759
                 Amortization of Discount Balances                               1,426          1,303            879            915
                 Amortization of Premium Balances                              (13,698)       (18,391)        (5,794)          (559)
                                                                           -----------    -----------    -----------    -----------
                 Interest Income: Mortgage Securities -Available for Sale  $    52,638    $   131,949    $    61,216    $    15,115

RESIDENTIAL MORTGAGE ASSET BALANCES
Mortgage Loans  - Held for Sale
                 Principal Value                                           $   265,922    $         0    $         0    $         0
                 Unamortized Premium                                               666              0              0              0
                 Unamortized Discount                                           (1,059)             0              0              0
                 Real Estate Owned                                                 384              0              0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Sale                     $   265,915    $         0    $         0    $         0
Mortgage Loans - Held for Investment
                 Principal Value                                           $ 1,118,375    $ 1,519,124    $   514,837    $    26,411
                 Unamortized Premium                                            16,708         34,844         12,389            210
                 Unamortized Discount                                                0              0           (142)          (172)
                 Real Estate Owned                                                   0            713            196              0
                 Reserve For Credit Losses                                      (3,784)        (2,855)          (428)           (79)
                 Market Valuation Account                                            0              0         (1,377)            80
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Loans - Held for Investment               $ 1,131,299    $ 1,551,826    $   525,475    $    26,450
 Mortgage Securities - Trading
                 Principal Value                                           $ 1,250,749    $         0    $         0    $         0
                 Unamortized Premium                                             9,995              0              0              0
                 Unamortized Discount                                           (3,089)             0              0              0
                 Reserve For Credit Losses                                           0              0              0              0
                 Market Valuation Account                                            0              0              0              0
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Trading                      $ 1,257,655    $         0    $         0    $         0
 Mortgage Securities - Available for Sale
                 Principal Value                                           $    17,281    $ 1,779,375    $ 1,602,212    $   417,214
                 Unamortized Premium                                                 0         51,329         41,928          9,433
                 Unamortized Discount                                           (8,015)       (12,442)       (15,951)       (16,860)
                 Reserve For Credit Losses                                      (1,189)        (2,076)        (1,752)          (411)
                 Market Valuation Account                                         (370)        (1,390)         1,516         (3,582)
                                                                           -----------    -----------    -----------    -----------
                  Total Mortgage Securities - Available for Sale           $     7,707    $ 1,814,796    $ 1,627,953    $   405,794

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 4


MORTGAGE ASSET CHARACTERISTICS                                                  AT OR FOR THREE MONTHS ENDING
                                                            ----------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                    DEC. 31,           SEP. 30,           JUN. 30,           MAR. 31,
                                                                1998               1998               1998               1998
                                                            -------------      -------------      -------------      -------------
Average Characteristics of Loans and Securities
  (Residential Mortgage Assets) at End of Period
Single-Family Properties                                              100%               100%               100%               100%
Short-Term Adjustable Rate Mortgage Assets (First
  reset in 12 months or less)                                          77%                62%                77%                91%
Hybrid Loans (First reset in more than 12 months)                      23%                38%                23%                 9%
First Lien                                                            100%                98%               100%               100%
Home Equity Loans (AAA and AA securities)                               0%                 2%                 0%                 0%
Average Credit Rating Equivalent                                      AA+                AA+                AA+                AA+
Reported Basis as % of Principal Value                             100.57%            100.51%            101.72%            102.04%
Coupon Rate                                                          7.21%              7.24%              7.42%              7.59%
Months to Next Coupon Adjustment (Short-Term
  Adjustable Rate Mortgage Assets)                                      4                  4                  4                  4
Months to Next Coupon Adjustment (Hybrid Loans)                        53                 58                 56                 52
                                                            -------------      -------------      -------------      -------------
Months to Next Coupon Adjustment (Total Mortgage Assets)               15                 24                 15                  8

For Short-Term Adjustable-Rate Residential
  Mortgage Assets
    Coupon Rate                                                      7.33%              7.37%              7.59%              7.67%
    Level of Index                                                   4.90%              4.87%              5.61%              5.61%
    Net Margin                                                       1.94%              2.03%              1.98%              2.02%
    Fully Indexed Coupon Rate                                        6.84%              6.90%              7.59%              7.63%
    Coupon Rate Versus Fully-Indexed Rate                            0.49%              0.47%              0.00%              0.04%
    Net Life Cap                                                    11.48%             11.63%             12.09%             12.09%

Percentage of Residential Mortgage Assets by
  Credit Type, by Reported Basis
Mortgage Loans                                                       52.5%              61.0%              58.5%              51.3%
Mortgage Securities: AAA/AA                                          47.2%              38.8%              41.3%              48.4%
Mortgage Securities: A/BBB                                            0.0%               0.0%               0.0%               0.0%
Mortgage Securities: Below BBB                                        0.3%               0.2%               0.2%               0.3%
                                                            -------------      -------------      -------------      -------------
Total Residential Mortgage Assets (%)                               100.0%             100.0%             100.0%             100.0%
Total Residential Mortgage Assets (Reported
  Basis)                                                    $   2,667,916      $   3,745,071      $   3,810,471      $   3,652,409

Percentage of Residential Mortgage Assets by
  Index, Adjustment Frequency, and Annualized
  Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                      15.5%              11.3%              18.8%              20.2%
6 Month LIBOR, adjusts every 6 months, 2%
  periodic cap                                                       17.5%              14.4%              16.2%              20.0%
6 Month LIBOR, adjusts every 6 months, no
  periodic cap                                                       10.8%               8.2%              10.4%              11.6%
6 Month CD, adjusts every 6 months, 2% annualized
  periodic cap                                                        0.9%               0.8%               0.9%               1.0%
6 Mo. Treasury, adjusts every 6 months, 2%
  annualized periodic cap                                             0.6%               0.4%               0.4%               0.5%
6 Month Treasury, adjusts every 6 months, no
  periodic cap                                                        0.4%               0.3%               0.4%               0.4%
3/1 Hybrid: 12 Month Treasury with 3 year initial
  coupon                                                              1.1%               1.0%               1.1%               1.3%
5/1 Hybrid: 12 Month Treasury with 5 year initial
  coupon                                                             20.4%              33.1%              21.5%               8.1%
7/1 Hybrid: 12 Month Treasury with 7 year initial
  coupon                                                              1.3%               3.8%              21.5%               0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                 29.0%              24.6%              28.7%              35.2%
12 Month Treasury, adjusts annually, no periodic cap                  0.0%               0.0%               0.3%               0.3%
Other                                                                 2.5%               2.1%               1.3%               1.4%
                                                            -------------      -------------      -------------      -------------
Total Mortgage Assets (%)                                           100.0%             100.0%             100.0%             100.0%
Total Mortgage Assets (Principal Value)                     $   2,652,711      $   3,726,087      $   3,745,963      $   3,579,492

Net Residential and Commercial Mortgage Asset and
  U.S. Treasuries Growth
Mortgage and U.S. Treasuries Acquisitions                   $      72,217      $     764,918      $     594,836      $     603,803
Mortgage Principal Repayments                                    (409,118)          (414,719)          (425,292)          (306,112)
Amortization                                                       (1,749)            (6,866)           (11,020)            (8,158)
Mark-to-Market Adjustments                                         (3,012)           (32,873)                 0                  0
Writedowns                                                              0                  0                  0               (729)
Credit Losses                                                        (248)              (320)              (462)               (49)
Sales                                                            (678,949)          (375,539)                 0             (9,289)
                                                            -------------      -------------      -------------      -------------
Change in Mortgage Assets and U.S. Treasuries
  (Reported Basis)                                          $  (1,020,859)     $     (65,399)     $     158,062      $     279,466

SUPPLEMENTAL HISTORICAL INFORMATION

MORTGAGE ASSET CHARACTERISTICS                                                  AT OR FOR THREE MONTHS ENDING
                                                            ----------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                    DEC. 31,           SEP. 30,           JUN. 30,           MAR. 31,
                                                                1997               1997               1997               1997
                                                            -------------      -------------      -------------      -------------
Average Characteristics of Loans and Securities
  (Residential Mortgage Assets) at End of Period
Single-Family Properties                                              100%               100%               100%               100%
Short-Term Adjustable Rate Mortgage Assets (First
  reset in 12 months or less)                                          98%                98%                98%                98%
Hybrid Loans (First reset in more than 12 months)                       2%                 2%                 2%                 2%
First Lien                                                            100%               100%               100%               100%
Home Equity Loans (AAA and AA securities)                               0%                 0%                 0%                 0%
Average Credit Rating Equivalent                                      AA+                AA+                AA+                AA+
Reported Basis as % of Principal Value                             102.23%            102.16%            102.21%            101.94%
Coupon Rate                                                          7.71%              7.75%              7.73%              7.70%
Months to Next Coupon Adjustment (Short-Term
  Adjustable Rate Mortgage Assets)                                      4                  4                  4                  5
Months to Next Coupon Adjustment (Hybrid Loans)                        21                 24                 27                 30
                                                            -------------      -------------      -------------      -------------
Months to Next Coupon Adjustment (Total Mortgage Assets)                4                  4                  5                  5

For Short-Term Adjustable-Rate Residential
  Mortgage Assets
    Coupon Rate                                                      7.73%              7.77%              7.75%              7.71%
    Level of Index                                                   5.68%              5.65%              5.77%              5.98%
    Net Margin                                                       2.05%              2.10%              2.15%              2.20%
    Fully Indexed Coupon Rate                                        7.73%              7.75%              7.92%              8.18%
    Coupon Rate Versus Fully-Indexed Rate                            0.00%              0.02%             -0.17%             -0.47%
    Net Life Cap                                                    12.07%             12.01%             11.99%             11.88%

Percentage of Residential Mortgage Assets by
  Credit Type, by Reported Basis
Mortgage Loans                                                       46.1%              40.2%              33.8%              28.1%
Mortgage Securities: AAA/AA                                          53.6%              58.2%              64.5%              69.8%
Mortgage Securities: A/BBB                                            0.0%               0.7%               0.8%               1.0%
Mortgage Securities: Below BBB                                        0.3%               0.9%               0.9%               1.1%
                                                            -------------      -------------      -------------      -------------
Total Residential Mortgage Assets (%)                               100.0%             100.0%             100.0%             100.0%
Total Residential Mortgage Assets (Reported Basis)          $   3,372,943      $   3,431,760      $   3,363,131      $   2,605,323

Percentage of Residential Mortgage Assets by
  Index, Adjustment Frequency, and Annualized
  Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                      20.2%              12.4%               8.9%               2.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap               21.5%              26.2%              27.5%              32.4%
6 Month LIBOR, adjusts every 6 months, no periodic cap               11.2%              11.4%               7.4%               1.9%
6 Month CD, adjusts every 6 months, 2% annualized
  periodic cap                                                        1.2%               1.3%               1.5%               1.9%
6 Mo. Treasury, adjusts every 6 months, 2%
  annualized periodic cap                                             0.6%               0.6%               0.6%               0.8%
6 Month Treasury, adjusts every 6 months, no
  periodic cap                                                        0.5%               0.5%               0.5%               0.7%
3/1 Hybrid: 12 Month Treasury with 3 year initial
  coupon                                                              1.6%               1.7%               1.8%               2.4%
5/1 Hybrid: 12 Month Treasury with 5 year initial
  coupon                                                              0.0%               0.0%               0.0%               0.0%
7/1 Hybrid: 12 Month Treasury with 7 year initial
  coupon                                                              0.0%               0.0%               0.0%               0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                 41.6%              44.5%              50.3%              55.4%
12 Month Treasury, adjusts annually, no periodic cap                  0.1%               0.1%               0.1%               0.1%
Other                                                                 1.5%               1.3%               1.4%               1.8%
                                                            -------------      -------------      -------------      -------------
Total Mortgage Assets (%)                                           100.0%             100.0%             100.0%             100.0%
Total Mortgage Assets (Principal Value)                     $   3,299,212      $   3,359,213      $   3,290,562      $   2,555,857

Net Residential and Commercial Mortgage Asset and
  U.S. Treasuries Growth
Mortgage and U.S. Treasuries Acquisitions                   $     342,283      $     369,463      $     962,890      $     627,075
Mortgage Principal Repayments                                    (347,427)          (252,398)          (199,945)          (173,362)
Amortization                                                       (7,921)            (6,512)            (5,109)            (3,818)
Mark-to-Market Adjustments                                              0                  0                  0                  0
Writedowns                                                              0                  0                  0                  0
Credit Losses                                                         (40)               (68)               (28)               (41)
Sales                                                             (45,712)           (41,856)                 0                  0
                                                            -------------      -------------      -------------      -------------
Change in Mortgage Assets and U.S. Treasuries
  (Reported Basis)                                          $     (58,817)     $      68,629      $     757,808      $     449,854

SUPPLEMENTAL HISTORICAL INFORMATION

MORTGAGE ASSET CHARACTERISTICS                                                    AT OR FOR THREE MONTHS ENDING
                                                               -------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                       DEC. 31,          SEP. 30,          JUN. 30,          MAR. 31,
                                                                   1996              1996              1996              1996
                                                               -------------     -------------     -------------     -------------
Average Characteristics of Loans and Securities
  (Residential Mortgage Assets) at End of Period
Single-Family Properties                                                 100%              100%              100%              100%
Short-Term Adjustable Rate Mortgage Assets (First
  reset in 12 months or less)                                            100%              100%              100%              100%
Hybrid Loans (First reset in more than 12 months)                          0%                0%                0%                0%
First Lien                                                               100%              100%              100%              100%
Home Equity Loans (AAA and AA securities)                                  0%                0%                0%                0%
Average Credit Rating Equivalent                                         AA+               AA+               AA+               AA+
Reported Basis as % of Principal Value                                101.81%           101.20%           100.60%            99.29%
Coupon Rate                                                             7.75%             7.55%             7.42%             7.59%
Months to Next Coupon Adjustment (Short-Term
  Adjustable Rate Mortgage Assets)                                         5                 4                 4                 3
Months to Next Coupon Adjustment (Hybrid Loans)                          n/a               n/a               n/a               n/a
                                                               -------------     -------------     -------------     -------------
Months to Next Coupon Adjustment (Total Mortgage Assets)                   5                 4                 4                 3

For Short-Term Adjustable-Rate Residential Mortgage Assets
    Coupon Rate                                                         7.75%             7.55%             7.42%             7.59%
    Level of Index                                                      5.58%             5.70%             5.72%             5.47%
    Net Margin                                                          2.24%             2.21%             2.21%             2.11%
    Fully Indexed Coupon Rate                                           7.82%             7.91%             7.93%             7.58%
    Coupon Rate Versus Fully-Indexed Rate                              -0.07%            -0.36%            -0.51%             0.01%
    Net Life Cap                                                       11.73%            11.69%            11.71%            11.53%

Percentage of Residential Mortgage Assets by Credit Type,
  by Reported Basis
Mortgage Loans                                                          24.5%              9.3%              6.9%              4.4%
Mortgage Securities: AAA/AA                                             73.0%             86.8%             87.7%             86.1%
Mortgage Securities: A/BBB                                               1.2%              1.8%              2.5%              4.6%
Mortgage Securities: Below BBB                                           1.3%              2.1%              2.9%              4.9%
                                                               -------------     -------------     -------------     -------------
Total Residential Mortgage Assets (%)                                  100.0%            100.0%            100.0%            100.0%
Total Residential Mortgage Assets (Reported Basis)             $   2,155,469     $   1,377,331     $   1,011,847     $     569,743

Percentage of Residential Mortgage Assets by Index,
  Adjustment Frequency, and Annualized Periodic Cap, By
  Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                          1.4%              2.3%              3.3%              6.6%
6 Month LIBOR, adjusts every 6 months, 2% periodic cap                  36.2%             45.9%             54.4%             63.2%
6 Month LIBOR, adjusts every 6 months, no periodic cap                   0.0%              0.0%              0.0%              0.0%
6 Month CD, adjusts every 6 months, 2% annualized periodic cap           2.5%              2.4%              3.3%              8.7%
6 Mo. Treasury, adjusts every 6 months, 2% annualized
  periodic cap                                                           1.1%              1.7%              2.4%              0.0%
6 Month Treasury, adjusts every 6 months, no periodic cap                0.9%              1.3%              1.9%              3.6%
3/1 Hybrid: 12 Month Treasury with 3 year initial coupon                 0.0%              0.0%              0.0%              0.0%
5/1 Hybrid: 12 Month Treasury with 5 year initial coupon                 0.0%              0.0%              0.0%              0.0%
7/1 Hybrid: 12 Month Treasury with 7 year initial coupon                 0.0%              0.0%              0.0%              0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                    55.7%             45.0%             32.8%             14.6%
12 Month Treasury, adjusts annually, no periodic cap                     0.0%              0.0%              0.0%              0.0%
Other                                                                    2.2%              1.4%              1.9%              3.3%
                                                               -------------     -------------     -------------     -------------
Total Mortgage Assets (%)                                              100.0%            100.0%            100.0%            100.0%
Total Mortgage Assets (Principal Value)                        $   2,117,244     $   1,361,062     $   1,005,764     $     573,807

Net Residential and Commercial Mortgage Asset and U.S.
  Treasuries Growth
Mortgage and U.S. Treasuries Acquisitions                      $     875,968     $     443,860     $     496,184     $     166,852
Mortgage Principal Repayments                                        (95,610)          (76,942)          (53,058)          (32,814)
Amortization                                                          (2,209)           (1,436)           (1,023)             (531)
Mark-to-Market Adjustments                                                 0                 0                 0                 0
Writedowns                                                                 0                 0                 0                 0
Credit Losses                                                             (7)                0                 0                 0
Sales                                                                     (5)                2                 1                 0
                                                               -------------     -------------     -------------     -------------
Change in Mortgage Assets and U.S. Treasuries
  (Reported Basis)                                             $     778,138     $     365,484     $     442,104     $     133,507

SUPPLEMENTAL HISTORICAL INFORMATION

MORTGAGE ASSET CHARACTERISTICS                                                       AT OR FOR YEAR ENDING
                                                            --------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                    DEC. 31,           DEC. 31,           DEC. 31,         DEC. 31,
                                                                1998               1997               1996             1995
                                                            -------------      -------------      -------------      -----------
Average Characteristics of Loans and Securities
  (Residential Mortgage Assets) at End of Period
Single-Family Properties                                              100%               100%               100%             100%
Short-Term Adjustable Rate Mortgage Assets
  (First reset in 12 months or less)                                   77%                98%               100%             100%
Hybrid Loans (First reset in more than 12 months)                      23%                 2%                 0%               0%
First Lien                                                            100%               100%               100%             100%
Home Equity Loans (AAA and AA securities)                               0%                 0%                 0%               0%
Average Credit Rating Equivalent                                      AA+                AA+                AA+              AA+
Reported Basis as % of Principal Value                             100.57%            102.23%            101.81%           98.33%
Coupon Rate                                                          7.21%              7.71%              7.75%            7.50%
Months to Next Coupon Adjustment (Short-Term
  Adjustable Rate Mortgage Assets)                                      4                  4                  5                3
Months to Next Coupon Adjustment (Hybrid Loans)                        53                 21                n/a              n/a
                                                            -------------      -------------      -------------      -----------
Months to Next Coupon Adjustment (Total Mortgage Assets)               15                  4                  5                3

For Short-Term Adjustable-Rate Residential
  Mortgage Assets
    Coupon Rate                                                      7.33%              7.73%              7.75%            7.50%
    Level of Index                                                   4.90%              5.68%              5.58%            5.44%
    Net Margin                                                       1.94%              2.05%              2.24%            2.08%
    Fully Indexed Coupon Rate                                        6.84%              7.73%              7.82%            7.52%
    Coupon Rate Versus Fully-Indexed Rate                            0.49%              0.00%             -0.07%           -0.02%
    Net Life Cap                                                    11.48%             12.07%             11.73%           11.54%

Percentage of Residential Mortgage Assets by
  Credit Type, by Reported Basis
Mortgage Loans                                                       52.5%              46.1%              24.5%             6.1%
Mortgage Securities: AAA/AA                                          47.2%              53.6%              73.0%            81.5%
Mortgage Securities: A/BBB                                            0.0%               0.0%               1.2%             5.8%
Mortgage Securities: Below BBB                                        0.3%               0.3%               1.3%             6.6%
                                                            -------------      -------------      -------------      -----------
Total Residential Mortgage Assets (%)                               100.0%             100.0%             100.0%           100.0%
Total Residential Mortgage Assets (Reported Basis)          $   2,667,916      $   3,372,943      $   2,155,469      $   436,236

Percentage of Residential Mortgage Assets by
  Index, Adjustment Frequency, and Annualized
  Periodic Cap, By Principal Value
1 Month LIBOR, adjusts monthly, no periodic cap                      15.5%              20.2%               1.4%             7.6%
6 Month LIBOR, adjusts every 6 months, 2%
  periodic cap                                                       17.5%              21.5%              36.2%            60.3%
6 Month LIBOR, adjusts every 6 months, no
  periodic cap                                                       10.8%              11.2%               0.0%             0.0%
6 Month CD, adjusts every 6 months, 2% annualized
  periodic cap                                                        0.9%               1.2%               2.5%            12.2%
6 Mo. Treasury, adjusts every 6 months, 2%
  annualized periodic cap                                             0.6%               0.6%               1.1%             0.0%
6 Month Treasury, adjusts every 6 months, no
  periodic cap                                                        0.4%               0.5%               0.9%             4.9%
3/1 Hybrid: 12 Month Treasury with 3 year initial
  coupon                                                              1.1%               1.6%               0.0%             0.0%
5/1 Hybrid: 12 Month Treasury with 5 year initial
  coupon                                                             20.4%               0.0%               0.0%             0.0%
7/1 Hybrid: 12 Month Treasury with 7 year initial
  coupon                                                              1.3%               0.0%               0.0%             0.0%
12 Month Treasury, adjusts annually, 2% periodic cap                 29.0%              41.6%              55.7%            12.3%
12 Month Treasury, adjusts annually, no periodic cap                  0.0%               0.1%               0.0%             0.0%
Other                                                                 2.5%               1.5%               2.2%             2.7%
                                                            -------------      -------------      -------------      -----------
Total Mortgage Assets (%)                                           100.0%             100.0%             100.0%           100.0%
Total Mortgage Assets (Principal Value)                     $   2,652,711      $   3,299,212      $   2,117,244      $   443,625

Net Residential and Commercial Mortgage Asset and
  U.S. Treasuries Growth
Mortgage and U.S. Treasuries Acquisitions                   $   2,035,774      $   2,301,711      $   1,982,864      $   354,572
Mortgage Principal Repayments                                  (1,555,240)          (973,132)          (258,424)         (38,824)
Amortization                                                      (27,794)           (23,361)            (5,200)             357
Mark-to-Market Adjustments                                        (35,885)                 0                  0                0
Writedowns                                                           (729)                 0                  0                0
Credit Losses                                                      (1,079)              (179)                (7)              (4)
Sales                                                          (1,063,778)           (87,565)                 0                0
                                                            -------------      -------------      -------------      -----------
Change in Mortgage Assets and U.S. Treasuries
  (Reported Basis)                                          $    (648,731)     $   1,217,474      $   1,719,233      $   316,101

SUPPLEMENTAL HISTORICAL INFORMATION


TABLE 5                                                                                             AT
                                                                       ------------------------------------------------------------
RESIDENTIAL MORTGAGE LOAN SUMMARY                                        DEC. 31,        SEP. 30,        JUN. 30,        MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                1998             1998            1998            1998
                                                                       ------------    ------------    ------------    ------------
Number of Loans                                                               4,760           7,299           7,032           5,939
Principal Value                                                        $  1,384,681    $  2,265,305    $  2,191,767    $  1,837,518
Reported Basis before Credit Reserve                                      1,400,996       2,284,254       2,227,427       1,875,433
Reported Basis after Credit Reserve                                       1,397,213       2,280,864       2,223,348       1,871,984
Estimated Bid-Side Market Value                                           1,386,290       2,283,738       2,219,772       1,872,775

Short-Term Adjustable Rate Loans (Initial reset in 12 months or less)          58.1%           37.6%           61.8%           81.6%
Hybrid Loans  (Initial reset in more than 12 months)                           41.9%           62.4%           38.2%           18.4%
Single-Family                                                                 100.0%          100.0%          100.0%          100.0%
"A" Quality Underwriting                                                      100.0%          100.0%          100.0%          100.0%
First Lien                                                                    100.0%          100.0%          100.0%          100.0%
Primary Residence (Owner-Occupied)                                             91.0%           93.7%           90.6%           89.3%
Second Home                                                                     6.9%            4.9%            7.1%            7.9%
Investor Property                                                               2.1%            1.4%            2.3%            2.8%

Average Loan Size                                                      $        291    $        310    $        312    $        309
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)              18.3%           12.6%           15.9%           18.8%
Loan Balance Greater Than $500,000                                             29.5%           25.9%           32.9%           36.4%
Original Loan-To-Value Ratio                                                   76.4%           74.6%           76.1%           77.0%
Original Loan-to-Value Ratio > 80%                                             32.3%           24.3%           30.8%           34.6%
% of Original Loan-to-Value Ratio > 80% with Primary Mortgage                  97.0%           97.3%           97.0%           96.5%
   Insurance or Pledged Account Collateral
Effective Average Original Loan-to-Value Ratio Including Primary               66.9%           68.0%           67.3%           66.8%
   Mortgage Insurance or Pledged Account Collateral

Year of Origination
1995 and Prior Years' Origination                                              12.0%            8.7%           11.3%           16.6%
            1996                                                                7.1%            4.9%            5.9%            8.1%
            1997                                                               48.0%           34.2%           51.6%           63.8%
            1998                                                               32.9%           52.2%           31.2%           11.5%
Average Seasoning in Months                                                      22              15              15              16

Geographic Distribution of Properties Securing Loans
Northern California                                                            16.5%           24.7%           18.0%           12.6%
Southern California                                                            15.7%           19.2%           16.9%           17.2%
Florida                                                                         7.8%            5.5%            7.5%            8.8%
New York                                                                        6.1%            4.2%            5.6%            6.7%
New Jersey                                                                      4.8%            3.8%            4.2%            4.2%
Other States (each less than 4% at December 31, 1998)                          49.1%           42.5%           47.8%           50.5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)                                                                                  AT
                                                                        ----------------------------------------------------------
RESIDENTIAL MORTGAGE LOAN SUMMARY                                         DEC. 31,       SEP. 30,         JUN. 30,       MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                 1997            1997            1997            1997
                                                                        ------------    ------------    ------------    ----------
Number of Loans                                                                5,041           4,651           3,983         2,795
Principal Value                                                         $  1,519,837    $  1,348,839    $  1,111,376    $  716,137
Reported Basis before Credit Reserve                                       1,554,681       1,379,691       1,136,694       731,957
Reported Basis after Credit Reserve                                        1,551,826       1,378,328       1,135,765       730,035
Estimated Bid-Side Market Value                                            1,552,586       1,379,166       1,136,004       729,561

Short-Term Adjustable Rate Loans (Initial reset in 12 months or less)           96.4%           95.9%           94.8%         91.6%
Hybrid Loans  (Initial reset in more than 12 months)                             3.6%            4.2%            5.2%          8.4%
Single-Family                                                                  100.0%          100.0%          100.0%        100.0%
"A" Quality Underwriting                                                       100.0%          100.0%          100.0%        100.0%
First Lien                                                                     100.0%          100.0%          100.0%        100.0%
Primary Residence (Owner-Occupied)                                              88.6%           90.6%           91.9%         94.3%
Second Home                                                                      8.5%            7.2%            6.0%          4.0%
Investor Property                                                                2.9%            2.4%            2.1%          1.7%

Average Loan Size                                                       $        301    $        290    $        279    $      256
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)               18.1%           19.3%           19.8%         19.7%
Loan Balance Greater Than $500,000                                              36.5%           32.6%           27.0%         14.3%
Original Loan-To-Value Ratio                                                    77.7%           76.5%           77.7%         73.7%
Original Loan-to-Value Ratio > 80%                                              37.5%           34.5%           32.8%         24.3%
% of Original Loan-to-Value Ratio > 80% with Primary Mortgage                   94.9%           95.6%           93.8%         94.5%
   Insurance or Pledged Account Collateral
Effective Average Original Loan-to-Value Ratio Including Primary                66.1%           66.3%           69.2%         68.5%
   Mortgage Insurance or Pledged Account Collateral

Year of Origination
1995 and Prior Years' Origination                                               22.7%           28.6%           39.3%         68.0%
            1996                                                                11.1%           13.9%           18.2%         29.9%
            1997                                                                66.2%           57.5%           42.5%          2.1%
            1998                                                                 n/a             n/a             n/a           n/a
Average Seasoning in Months                                                       18              19              22            33

Geographic Distribution of Properties Securing Loans
Northern California                                                             11.2%           12.5%           12.8%         16.9%
Southern California                                                             18.2%           19.1%           20.9%         24.4%
Florida                                                                          9.4%            8.6%            8.2%          4.6%
New York                                                                         7.2%            6.4%            5.3%          3.8%
New Jersey                                                                       4.4%            4.2%            3.9%          3.2%
Other States (each less than 4% at December 31, 1998)                           49.6%           49.0%           49.0%         47.2%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)                                                                              AT
                                                                        --------------------------------------------------
RESIDENTIAL MORTGAGE LOAN SUMMARY                                        DEC. 31,      SEP. 30,      JUN. 30,     MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                 1996          1996         1996         1996
                                                                        ----------    ----------    ---------    ---------
Number of Loans                                                              2,172           478          257          101
Principal Value                                                         $  515,033    $  126,426    $  69,154    $  24,831
Reported Basis before Credit Reserve                                       527,280       127,808       69,680       24,851
Reported Basis after Credit Reserve                                        525,475       127,694       69,666       24,861
Estimated Bid-Side Market Value                                            525,475       127,694       69,666       24,861

Short-Term Adjustable Rate Loans (Initial reset in 12 months or less)        100.0%        100.0%       100.0%       100.0%
Hybrid Loans  (Initial reset in more than 12 months)                           0.0%          0.0%         0.0%         0.0%
Single-Family                                                                100.0%        100.0%       100.0%       100.0%
"A" Quality Underwriting                                                     100.0%        100.0%       100.0%       100.0%
First Lien                                                                   100.0%        100.0%       100.0%       100.0%
Primary Residence (Owner-Occupied)                                            94.4%         99.0%        98.6%       100.0%
Second Home                                                                    4.0%          1.0%         1.4%         0.0%
Investor Property                                                              2.0%          0.0%         0.0%         0.0%

Average Loan Size                                                       $      237    $      264    $     269    $     246
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)             21.7%         14.7%        12.9%        27.2%
Loan Balance Greater Than $500,000                                             7.6%         12.0%        13.1%        24.9%
Original Loan-To-Value Ratio                                                  76.8%         77.5%        75.8%        77.0%
Original Loan-to-Value Ratio > 80%                                            25.3%         32.2%        22.8%        27.0%
% of Original Loan-to-Value Ratio > 80% with Primary Mortgage                 96.6%        100.0%       100.0%       100.0%
   Insurance or Pledged Account Collateral
Effective Average Original Loan-to-Value Ratio Including Primary              73.2%         72.8%        72.5%        72.9%
   Mortgage Insurance or Pledged Account Collateral

Year of Origination
1995 and Prior Years' Origination                                             92.3%         82.3%        65.5%       100.0%
            1996                                                               7.7%         17.7%        34.5%         0.0%
            1997                                                               n/a           n/a          n/a          n/a
            1998                                                               n/a           n/a          n/a          n/a
Average Seasoning in Months                                                     37             9            4            7

Geographic Distribution of Properties Securing Loans
Northern California                                                           17.5%         34.1%        29.7%        30.0%
Southern California                                                           26.0%         50.7%        42.8%        46.0%
Florida                                                                        4.2%          0.4%         0.7%         1.2%
New York                                                                       3.1%          0.0%         0.0%         0.0%
New Jersey                                                                     2.8%          0.3%         0.0%         1.3%
Other States (each less than 4% at December 31, 1998)                         46.5%         14.6%        26.7%        21.4%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 5 (CONTINUED)                                                                                   AT
                                                                        -----------------------------------------------------------
RESIDENTIAL MORTGAGE LOAN SUMMARY                                          DEC. 31,        DEC. 31,        DEC. 31,       DEC. 31,
(All dollars in thousands)                                                  1998             1997           1996           1995
                                                                        ------------     ------------     ----------     ----------
Number of Loans                                                                4,760            5,041          2,172            109
Principal Value                                                         $  1,384,681     $  1,519,837     $  515,033     $   26,411
Reported Basis before Credit Reserve                                       1,400,996        1,554,681        527,280         26,449
Reported Basis after Credit Reserve                                        1,397,213        1,551,826        525,475         26,450
Estimated Bid-Side Market Value                                            1,386,290        1,552,586        525,475         26,450

Short-Term Adjustable Rate Loans (Initial reset in 12 months or less)           58.1%            96.4%         100.0%         100.0%
Hybrid Loans  (Initial reset in more than 12 months)                            41.9%             3.6%           0.0%           0.0%
Single-Family                                                                  100.0%           100.0%         100.0%         100.0%
"A" Quality Underwriting                                                       100.0%           100.0%         100.0%         100.0%
First Lien                                                                     100.0%           100.0%         100.0%         100.0%
Primary Residence (Owner-Occupied)                                              91.0%            88.6%          94.4%         100.0%
Second Home                                                                      6.9%             8.5%           4.0%           0.0%
Investor Property                                                                2.1%             2.9%           2.0%           0.0%

Average Loan Size                                                       $        291     $        301     $      237     $      242
Loan Balance < Conventional Loan Balance Limit ($227,150 in 1998)               18.3%            18.1%          21.7%          11.3%
Loan Balance Greater Than $500,000                                              29.5%            36.5%           7.6%          12.8%
Original Loan-To-Value Ratio                                                    76.4%            77.7%          76.8%          76.0%
Original Loan-to-Value Ratio > 80%                                              32.3%            37.5%          25.3%          26.0%
% of Original Loan-to-Value Ratio > 80% with Primary Mortgage                   97.0%            94.9%          96.6%         100.0%
   Insurance or Pledged Account Collateral
Effective Average Original Loan-to-Value Ratio Including Primary                66.9%            66.1%          73.2%          72.4%
   Mortgage Insurance or Pledged Account Collateral

Year of Origination
1995 and Prior Years' Origination                                               12.0%            22.7%          92.3%         100.0%
            1996                                                                 7.1%            11.1%           7.7%           n/a
            1997                                                                48.0%            66.2%           n/a            n/a
            1998                                                                32.9%             n/a            n/a            n/a
Average Seasoning in Months                                                       22               18             37              4

Geographic Distribution of Properties Securing Loans
Northern California                                                             16.5%            11.2%          17.5%          30.0%
Southern California                                                             15.7%            18.2%          26.0%          44.0%
Florida                                                                          7.8%             9.4%           4.2%           1.1%
New York                                                                         6.1%             7.2%           3.1%           0.0%
New Jersey                                                                       4.8%             4.4%           2.8%           1.2%
Other States (each less than 4% at December 31, 1998)                           49.1%            49.6%          46.5%          23.7%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 6                                                                                             AT
                                                                              ------------------------------------------------
COMMERCIAL MORTGAGE LOAN SUMMARY                                              DEC. 31,      SEP. 30,     JUN. 30,     MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                                     1998          1998         1998         1998
                                                                              -------       -------      -------      --------
INTEREST INCOME ON COMMERCIAL MORTGAGE ASSETS
Commercial Mortgage Loans - Held for  for Sale
                 Coupon Income                                                $   102       $     0      $     0      $     0
                 Amortization of Discount Balances                                  1             0            0            0
                 Amortization of Premium Balances                                   0             0            0            0
                                                                              -------       -------      -------      -------
                 Interest Income: Mortgage Securities -Available for Sale     $   102       $     0      $     0      $     0

COMMERCIAL MORTGAGE ASSET BALANCES
Commercial Mortgage Loans  - Held for Sale
                 Principal Value                                              $ 8,324       $     0      $     0      $     0
                 Unamortized Premium                                                0             0            0            0
                 Unamortized Discount                                             (37)            0            0            0
                 Real Estate Owned                                                  0             0            0            0
                 Reserve For Credit Losses                                          0             0            0            0
                 Market Valuation Account                                           0             0            0            0
                                                                              -------       -------      -------      -------
                  Total Mortgage Loans - Held for Sale                        $ 8,287       $     0      $     0      $     0


COMMERCIAL MORTGAGE LOAN CHARACTERISTICS
Number of Loans                                                                     8             0            0            0

Average Loan Size                                                             $ 1,036       $     0      $     0      $     0
Original Debt Service Coverage Ratio                                            1.32x             0            0            0
Original Loan-to-Value Ratio                                                       70%            0%           0%           0%
Term                                                                                9             0            0            0
Prepay Protection (Years)                                                           4             0            0            0

Average Seasoning in Months                                                         7             0            0            0
Average Property Age                                                               16             0            0            0

Lt. Industrial/Warehouse/R&D                                                       37%            0%           0%           0%
Hopitality                                                                         37%            0%           0%           0%
Restaurant                                                                         10%            0%           0%           0%
Multi-Family                                                                        9%            0%           0%           0%
Office                                                                              8%            0%           0%           0%
Retail                                                                              0%            0%           0%           0%
Industrial                                                                          0%            0%           0%           0%

Geographic Distribution of Properties Securing Loans
California                                                                         77%            0%           0%           0%
Nevada                                                                              8%            0%           0%           0%
North Carolina                                                                     12%            0%           0%           0%
Texas                                                                               4%            0%           0%           0%
Other States (no other states as of December 31, 1998)                              0%            0%           0%           0%

Index
6-month LIBOR                                                                      51%            0%           0%           0%
5-year Treasury                                                                    40%            0%           0%           0%
Other                                                                               9%            0%           0%           0%

Coupon Rate                                                                      9.71%            0%           0%           0%
Net Margin                                                                       3.88%            0%           0%           0%
Net Life Cap                                                                    13.45%            0%           0%           0%
Net Life Floor (for loans with life floors)                                      8.99%            0%           0%           0%
Months to Next Coupon Adjustment                                                   37             0            0            0


         INFORMATION FOR PRIOR YEARS IS NOT INCLUDED AS THE COMPANY DID
                     NOT OWN ANY SUCH ASSETS PRIOR TO 1998.

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 7

EARNING ASSET YIELD, INTEREST RATE SPREAD                                          FOR THREE MONTHS ENDING
                                                                        -----------------------------------------------
AND INTEREST RATE MARGIN                                                DEC. 31,     SEP. 30,     JUN. 30,     MAR. 31,
                                                                         1998         1998         1998         1998
                                                                        -------      -------      -------      --------
Coupon Rate (All Mortgage Assets & U.S. Treasuries)                        7.17%        7.22%        7.52%        7.65%
Reported Basis as % of Principal Value                                   100.63%      101.13%      101.98%      102.21%
Coupon Yield on Reported Basis                                             7.12%        7.14%        7.37%        7.49%

Effect of Premium/Discount Amortization                                   -0.23%       -0.72%       -1.26%       -0.99%

Mortgage Assets and U.S. Treasuries Yield                                  6.89%        6.42%        6.11%        6.50%
Cash Yield                                                                 5.54%        5.68%        5.23%        5.51%
                                                                        -------      -------      -------      -------
Earning Asset Yield                                                        6.87%        6.42%        6.10%        6.49%

Cost of Funds of Short-Term Borrowings                                     5.59%        5.93%        5.88%        5.77%
Cost of Funds of Long-Term Borrowings                                      6.23%        6.46%        6.45%        6.44%
                                                                        -------      -------      -------      -------
Total Cost of Funds                                                        5.89%        6.15%        6.06%        6.01%
Cost of Hedging (as % of Borrowings)                                       0.04%        0.03%        0.19%        0.18%
Interest Rate Spread                                                       0.94%        0.24%       -0.15%        0.30%

Net Interest Margin (Net Interest Income/Assets)                           1.19%        0.52%        0.22%        0.75%
Net Interest Income/Average Equity                                        15.23%        7.04%        2.33%        7.45%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Residential Mortgage Loans                     0.05%       -0.06%        0.08%        0.07%
Credit Provisions as a % of Equity                                         0.62%       -0.87%        0.89%        0.70%

Operating Expenses (excluding one-time charges) to Average Assets          0.14%        0.10%        0.06%        0.22%
Operating Expenses (excluding one-time charges) to Average Equity          1.75%        1.41%        0.69%        2.24%
Efficiency Ratio (Op. Exp. (exc. one-time charges)/Net Int. Income)       11.51%       20.03%       29.65%       30.14%

GAAP Return on Common Equity                                              10.22%      -72.19%       -0.62%        3.10%
Taxable Income Return on Common Equity                                    10.68%      -14.97%        0.19%        4.86%

GAAP Return on Assets                                                      0.80%       -4.76%        0.02%        0.37%


PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools and Mortgage Loans                  32%          29%          34%          26%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                     33%          37%          40%          29%

Average Annual Conditional Prepayment Rate (CPR) of Mortgage Loans           31%          23%          28%          22%

SUPPLEMENTAL HISTORICAL INFORMATION

EARNING ASSET YIELD, INTEREST RATE SPREAD                                          FOR THREE MONTHS ENDING
                                                                        -----------------------------------------------
AND INTEREST RATE MARGIN                                                DEC. 31,     SEP. 30,     JUN. 30,     MAR. 31,
                                                                         1997         1997         1997         1997
                                                                        -------      -------      -------      --------
Coupon Rate (All Mortgage Assets & U.S. Treasuries)                        7.70%        7.77%        7.74%        7.70%
Reported Basis as % of Principal Value                                   102.20%      102.22%      102.15%      101.84%
Coupon Yield on Reported Basis                                             7.53%        7.60%        7.57%        7.56%

Effect of Premium/Discount Amortization                                   -0.98%       -0.79%       -0.71%       -0.68%

Mortgage Assets and U.S. Treasuries Yield                                  6.55%        6.81%        6.86%        6.88%
Cash Yield                                                                 5.59%        5.60%        5.52%        5.33%
                                                                        -------      -------      -------      -------
Earning Asset Yield                                                        6.54%        6.80%        6.86%        6.87%

Cost of Funds of Short-Term Borrowings                                     5.96%        5.98%        5.86%        5.62%
Cost of Funds of Long-Term Borrowings                                      6.40%        6.28%         n/a          n/a
                                                                        -------      -------      -------      -------
Total Cost of Funds                                                        6.09%        6.02%        5.86%        5.62%
Cost of Hedging (as % of Borrowings)                                       0.17%        0.14%        0.13%        0.12%
Interest Rate Spread                                                       0.28%        0.64%        0.87%        1.13%

Net Interest Margin (Net Interest Income/Assets)                           0.72%        1.12%        1.31%        1.57%
Net Interest Income/Average Equity                                         7.06%       11.13%       13.25%       15.30%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Residential Mortgage Loans                     0.06%        0.11%        0.10%        0.12%
Credit Provisions as a % of Equity                                         0.59%        1.09%        1.06%        1.17%

Operating Expenses (excluding one-time charges) to Average Assets          0.13%        0.13%        0.16%        0.20%
Operating Expenses (excluding one-time charges) to Average Equity          1.29%        1.33%        1.66%        1.97%
Efficiency Ratio (Op. Exp. (exc. one-time charges)/Net Int. Income)       18.25%       11.93%       12.51%       12.86%

GAAP Return on Common Equity                                               5.43%        8.60%       10.65%       12.44%
Taxable Income Return on Common Equity                                     6.06%        9.36%       11.55%       13.79%

GAAP Return on Assets                                                      0.59%        0.88%        1.04%        1.25%


PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools and Mortgage Loans                  27%          24%          23%          24%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                     30%          25%          22%          23%

Average Annual Conditional Prepayment Rate (CPR) of Mortgage Loans           24%          23%          28%          24%

SUPPLEMENTAL HISTORICAL INFORMATION

EARNING ASSET YIELD, INTEREST RATE SPREAD                                          FOR THREE MONTHS ENDING
                                                                        -----------------------------------------------
AND INTEREST RATE MARGIN                                                DEC. 31,     SEP. 30,     JUN. 30,     MAR. 31,
                                                                         1996         1996         1996         1996
                                                                        -------      -------      -------      --------
Coupon Rate (All Mortgage Assets & U.S. Treasuries)                        7.58%        7.52%        7.47%        7.73%
Reported Basis as % of Principal Value                                   101.41%      100.98%       99.95%       98.85%
Coupon Yield on Reported Basis                                             7.48%        7.44%        7.48%        7.82%

Effect of Premium/Discount Amortization                                   -0.59%       -0.52%       -0.56%       -0.44%

Mortgage Assets and U.S. Treasuries Yield                                  6.89%        6.92%        6.92%        7.38%
Cash Yield                                                                 5.31%        5.30%        5.61%        5.93%
                                                                        -------      -------      -------      -------
Earning Asset Yield                                                        6.87%        6.90%        6.90%        7.34%

Cost of Funds of Short-Term Borrowings                                     5.76%        5.78%        5.57%        5.69%
Cost of Funds of Long-Term Borrowings                                       n/a          n/a          n/a          n/a
                                                                        -------      -------      -------      -------
Total Cost of Funds                                                        5.76%        5.78%        5.57%        5.69%
Cost of Hedging (as % of Borrowings)                                       0.12%        0.14%        0.16%        0.14%
Interest Rate Spread                                                       0.99%        0.98%        1.17%        1.51%

Net Interest Margin (Net Interest Income/Assets)                           1.55%        1.58%        1.85%        2.17%
Net Interest Income/Average Equity                                        13.01%       12.40%       12.14%       14.92%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Residential Mortgage Loans                     0.10%        0.18%        0.25%        0.26%
Credit Provisions as a % of Equity                                         0.81%        1.40%        1.62%        1.78%

Operating Expenses (excluding one-time charges) to Average Assets          0.21%        0.23%        0.31%        0.38%
Operating Expenses (excluding one-time charges) to Average Equity          1.72%        1.82%        2.02%        2.64%
Efficiency Ratio (Op. Exp. (exc. one-time charges)/Net Int. Income)       13.23%       14.69%       16.63%       17.71%

GAAP Return on Common Equity                                              10.53%        9.06%        8.50%       10.50%
Taxable Income Return on Common Equity                                    12.03%       11.06%       10.69%       13.69%

GAAP Return on Assets                                                      1.25%        1.17%        1.30%        1.52%


PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools and Mortgage Loans                  23%          24%          29%          26%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                     22%          24%          29%          26%

Average Annual Conditional Prepayment Rate (CPR) of Mortgage Loans           32%          19%          28%          19%

SUPPLEMENTAL HISTORICAL INFORMATION

EARNING ASSET YIELD, INTEREST RATE SPREAD                                              FOR YEAR ENDING
                                                                        -----------------------------------------------
AND INTEREST RATE MARGIN                                                DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,
                                                                         1998         1997         1996         1995
                                                                        -------      -------      -------      --------
Coupon Rate (All Mortgage Assets & U.S. Treasuries)                        7.42%        7.72%        7.55%        7.16%
Reported Basis as % of Principal Value                                   101.47%      102.13%      100.68%       99.02%
Coupon Yield on Reported Basis                                             7.31%        7.56%        7.50%        7.23%

Effect of Premium/Discount Amortization                                   -0.82%       -0.81%       -0.55%        0.17%

Mortgage Assets and U.S. Treasuries Yield                                  6.49%        6.75%        6.95%        7.40%
Cash Yield                                                                 5.48%        5.53%        5.51%        5.43%
                                                                        -------      -------      -------      -------
Earning Asset Yield                                                        6.48%        6.74%        6.93%        7.36%

Cost of Funds of Short-Term Borrowings                                     5.81%        5.86%        5.71%        6.06%
Cost of Funds of Long-Term Borrowings                                      6.38%        6.31%         n/a          n/a
                                                                        -------      -------      -------      -------
Total Cost of Funds                                                        6.03%        5.92%        5.71%        6.06%
Cost of Hedging (as % of Borrowings)                                       0.11%        0.14%        0.13%        0.19%
Interest Rate Spread                                                       0.34%        0.68%        1.09%        1.11%

Net Interest Margin (Net Interest Income/Assets)                           0.65%        1.14%        1.69%        2.17%
Net Interest Income/Average Equity                                         7.54%       11.27%       12.90%       11.03%


SELECTED OPERATING RATIOS AND RETURN ON EQUITY

Credit Provisions as a % of Residential Mortgage Loans                     0.03%        0.10%        0.17%        0.22%
Credit Provisions as a % of Equity                                         0.36%        0.95%        1.29%        1.14%

Operating Expenses (excluding one-time charges) to Average Assets          0.13%        0.15%        0.26%        0.51%
Operating Expenses (excluding one-time charges) to Average Equity          1.52%        1.52%        1.94%        2.61%
Efficiency Ratio (Op. Exp. (exc. one-time charges)/Net Int. Income)       20.09%       13.47%       15.08%       23.66%

GAAP Return on Common Equity                                             -14.31%        8.87%        9.61%        7.28%
Taxable Income Return on Common Equity                                     0.04%        9.73%       11.68%        8.84%

GAAP Return on Assets                                                     -1.05%        0.91%        1.27%        1.43%


PREPAYMENT RATES

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools and Mortgage Loans                  30%          25%          25%          19%

Average Annual Conditional Prepayment Rate (CPR) of Underlying
  Mortgages in Mortgage Securities Pools                                     35%          25%          24%          19%

Average Annual Conditional Prepayment Rate (CPR) of Mortgage Loans           26%          24%          26%           5%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 8


AVERAGE DAILY BALANCE SHEET                                            AT OR FOR THREE MONTHS ENDING
                                                        -----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                               DEC. 31,        SEP. 30,         JUN. 30,        MAR. 31,
                                                           1998            1998            1998            1998
                                                        -----------     -----------     -----------     -----------
Cash                                                    $    56,467     $    32,316     $    34,833     $    27,907
Residential Mortgage Loans                                1,867,851       2,332,743       1,867,851       1,546,869
Residential Mortgage Securities                           1,144,012       1,472,594       1,622,388       1,745,368
Credit Reserve                                               (4,728)         (5,733)         (5,677)         (5,126)
Market Valuation Adjustment, Mortgage Assets                    110           1,295          (4,401)         (4,272)
Commercial Mortgage Loans                                     5,137               0               0               0
Other Investments                                            48,050               0               0               0
Interest Rate Agreements                                      2,715             679           9,995          10,394
Market Valuation Adjustment, Interest Rate Agreements             0               0          (8,246)         (8,863)
Other Assets                                                114,020         128,846         136,765          98,835
                                                        -----------     -----------     -----------     -----------
Total Assets                                              3,233,634       3,962,741       3,653,508       3,411,112
                                                        -----------     -----------     -----------     -----------
Short-Term Borrowings                                     1,571,775       2,127,967       2,263,697       1,942,426
Long-Term Borrowings                                      1,395,639       1,526,785       1,047,828       1,124,190
Other Liabilities                                            12,806          14,737          13,464          14,602
                                                        -----------     -----------     -----------     -----------
Total Liabilities                                         2,980,220       3,669,488       3,324,989       3,081,218
                                                        -----------     -----------     -----------     -----------
Preferred Stock                                              26,736          26,736          26,736          26,736
Common Stock                                                280,504         305,633         321,266         321,420
Market Valuation Adjustment                                     110           1,295         (12,647)        (13,136)
Retained Earnings, after Dividend                           (53,936)        (40,411)         (6,836)         (5,127)
                                                        -----------     -----------     -----------     -----------
Stockholders' Equity                                    $   253,414     $   293,253     $   328,519     $   329,894
                                                        ===========     ===========     ===========     ===========

Reported Basis of Total Assets                          $ 3,233,524     $ 3,961,446     $ 3,666,155     $ 3,424,247
Equity, before Market Valuation Adjustments                 253,304         291,958         341,166         343,029


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps            49.1%           58.5%           54.9%           67.9%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                   9.6%            8.0%            9.3%           11.3%
Long-Term Borrowings:  Federal Funds, 10% cap                   2.9%            2.6%            3.2%            4.2%
Long-Term Borrowings:  1 Year Treasury, 10% cap                17.7%           13.7%           14.7%           16.6%
Long-Term Borrowings:  Fixed Rate until December 2002          20.7%           17.2%           18.0%            0.0%
                                                        -----------     -----------     -----------     -----------
Total Borrowings %                                            100.0%          100.0%          100.0%          100.0%
Total Borrowings $                                      $ 2,563,130     $ 3,533,054     $ 3,529,502     $ 3,369,297


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                       $    55,627     $     3,811     $    11,354     $     6,468
Estimated Borrowing Capacity                                 61,647         113,764         145,285         174,702
                                                        -----------     -----------     -----------     -----------
Total Liquidity                                         $   117,274     $   117,575     $   156,639     $   181,170
Total Liquidity as Percent of Short-Term Borrowings               9%              6%              8%              8%


NET MORTGAGE ASSETS PREMIUM AS % OF EQUITY AND
  ASSETS (AT END OF PERIOD) (EXCLUDING U.S.
  TREASURIES)
Unamortized Premium of Mortgage Assets                  $    27,369     $    30,653     $    75,158     $    85,048
Unamortized Discount of Mortgage Assets                     (12,126)        (11,669)        (10,651)        (12,131)
Unamortized Deferred Bond Issuance Cost of
  Long-Term Debt                                              3,628           4,140           4,704           3,300
Net Unamortized Premium of Long-Term Debt                    (5,783)         (6,451)         (6,970)         (5,551)
                                                        -----------     -----------     -----------     -----------
Net Premium                                             $    13,088     $    16,673     $    62,242     $    70,666
Net Premium as Percent of Equity (before Market
  Value Adjustments)                                            5.1%            6.5%           18.8%           21.2%
Net Premium as Percent of Common Equity (before
  MV Adjustments)                                               5.7%            7.2%           20.4%           23.0%
Net Premium as Percent of Assets (Reported Basis)               0.5%            0.4%            1.6%            1.9%

SUPPLEMENTAL HISTORICAL INFORMATION

AVERAGE DAILY BALANCE SHEET                                                        AT OR FOR THREE MONTHS ENDING
                                                                     -----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                            DEC. 31,         SEP. 30,        JUN. 30,        MAR. 31,
                                                                        1997            1997            1997            1997
                                                                     -----------     -----------     -----------     -----------
Cash                                                                 $    28,592     $    35,647     $    19,307     $    12,147
Residential Mortgage Loans                                             1,360,029       1,155,099         758,445         574,781
Residential Mortgage Securities                                        1,914,118       2,136,442       2,111,832       1,658,629
Credit Reserve                                                            (4,679)         (3,873)         (3,083)         (2,394)
Market Valuation Adjustment, Mortgage Assets                               5,937           6,072           1,913           1,022
Commercial Mortgage Loans                                                      0               0               0               0
Other Investments                                                              0               0               0               0
Interest Rate Agreements                                                  11,207          11,943          11,185           6,899
Market Valuation Adjustment, Interest Rate Agreements                     (8,792)         (8,640)         (4,576)         (4,004)
Other Assets                                                             117,643          85,689          75,928          58,856
                                                                     -----------     -----------     -----------     -----------
Total Assets                                                           3,424,055       3,418,379       2,970,951       2,305,936
                                                                     -----------     -----------     -----------     -----------
Short-Term Borrowings                                                  2,144,794       2,695,438       2,659,914       2,056,051
Long-Term Borrowings                                                     910,870         355,028               0               0
Other Liabilities                                                         20,912          24,714          20,530          15,691
                                                                     -----------     -----------     -----------     -----------
Total Liabilities                                                      3,076,576       3,075,181       2,680,444       2,071,742
                                                                     -----------     -----------     -----------     -----------
Preferred Stock                                                           26,733          26,733          28,946          29,545
Common Stock                                                             328,384         321,492         265,561         208,426
Market Valuation Adjustment                                               (2,855)         (2,568)         (2,663)         (2,982)
Retained Earnings, after Dividend                                         (4,783)         (2,458)         (1,337)           (795)
                                                                     -----------     -----------     -----------     -----------
Stockholders' Equity                                                 $   347,479     $   343,199     $   290,507     $   234,194
                                                                     ===========     ===========     ===========     ===========

Reported Basis of Total Assets                                       $ 3,426,910     $ 3,420,947     $ 2,973,614     $ 2,308,918
Equity, before Market Valuation Adjustments                              350,334         345,767         293,170         237,176


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings: 1 to 6 Month LIBOR, no caps                          62.0%           84.1%          100.0%          100.0%
Long-Term Borrowings: 1 Month LIBOR, 10% cap                                13.8%            9.9%            0.0%            0.0%
Long-Term Borrowings: Federal Funds, 10% cap                                 5.3%            6.0%            0.0%            0.0%
Long-Term Borrowings: 1 Year Treasury, 10% cap                              18.9%            0.0%            0.0%            0.0%
Long-Term Borrowings: Fixed Rate until December 2002                         0.0%            0.0%            0.0%            0.0%
                                                                     -----------     -----------     -----------     -----------
Total Borrowings %                                                         100.0%          100.0%          100.0%          100.0%
Total Borrowings $                                                   $ 3,087,326     $ 3,137,140     $ 3,102,784     $ 2,373,279


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                                    $    24,893     $    28,758     $    29,425     $    12,985
Estimated Borrowing Capacity                                             182,713         206,442         160,338         140,561
                                                                     -----------     -----------     -----------     -----------
Total Liquidity                                                      $   207,606     $   235,200     $   189,763     $   153,546
Total Liquidity as Percent of Short-Term Borrowings                           11%              9%              6%              6%


NET MORTGAGE ASSETS PREMIUM AS % OF EQUITY AND ASSETS
  (AT END OF PERIOD) (EXCLUDING U.S. TREASURIES)
Unamortized Premium of Mortgage Assets                               $    86,173     $    86,934     $    87,661     $    65,107
Unamortized Discount of Mortgage Assets                                  (12,442)        (14,387)        (15,091)        (15,641)
Unamortized Deferred Bond Issuance Cost of Long-Term Debt                  3,703           1,492               0               0
Net Unamortized Premium of Long-Term Debt                                 (5,795)              0               0               0
                                                                     -----------     -----------     -----------     -----------
Net Premium                                                          $    71,639     $    74,039     $    72,569     $    49,466
Net Premium as Percent of Equity (before Market Value Adjustments)          21.3%           21.4%           25.1%           20.3%
Net Premium as Percent of Common Equity (before MV Adjustments)             23.2%           23.2%           27.6%           23.1%
Net Premium as Percent of Assets (Reported Basis)                            2.1%            2.1%            2.1%            1.9%

SUPPLEMENTAL HISTORICAL INFORMATION

AVERAGE DAILY BALANCE SHEET                                                AT OR FOR THREE MONTHS ENDING
                                                            -----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                    DEC. 31,        SEP. 30,        JUN. 30,       MAR. 31,
                                                               1996            1996            1996            1996
                                                            -----------     -----------     -----------     -----------
Cash                                                        $    16,137     $    18,854     $    14,402     $    14,639
Residential Mortgage Loans                                      143,368          93,991          45,313          25,279
Residential Mortgage Securities                               1,347,617       1,010,853         688,697         457,841
Credit Reserve                                                   (1,952)         (1,491)         (1,002)           (594)
Market Valuation Adjustment, Mortgage Assets                        603          (2,279)         (3,865)         (3,880)
Commercial Mortgage Loans                                             0               0               0               0
Other Investments                                                     0               0               0               0
Interest Rate Agreements                                          4,681           3,185           2,737           2,503
Market Valuation Adjustment, Interest Rate Agreements            (3,513)         (1,352)         (1,080)         (1,836)
Other Assets                                                     41,430          30,129          21,566          13,094
                                                            -----------     -----------     -----------     -----------
Total Assets                                                  1,548,371       1,151,890         766,768         507,046
                                                            -----------     -----------     -----------     -----------
Short-Term Borrowings                                         1,351,510         999,229         651,643         435,979
Long-Term Borrowings                                                  0               0               0               0
Other Liabilities                                                14,898           8,728           2,472           2,324
                                                            -----------     -----------     -----------     -----------
Total Liabilities                                             1,366,408       1,007,957         654,115         438,303
                                                            -----------     -----------     -----------     -----------
Preferred Stock                                                  29,671          15,179               0               0
Common Stock                                                    156,594         132,924         117,695          73,998
Market Valuation Adjustment                                      (2,910)         (3,631)         (4,945)         (5,716)
Retained Earnings, after Dividend                                (1,392)           (539)            (97)            461
                                                            -----------     -----------     -----------     -----------
Stockholders' Equity                                        $   181,963     $   143,933     $   112,653     $    68,743
                                                            ===========     ===========     ===========     ===========

Reported Basis of Total Assets                              $ 1,551,281     $ 1,155,521     $   771,713     $   512,762
Equity, before Market Valuation Adjustments                     184,873         147,564         117,598          74,459


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings: 1 to 6 Month LIBOR, no caps                100.0%          100.0%          100.0%          100.0%
Long-Term Borrowings: 1 Month LIBOR, 10% cap                        0.0%            0.0%            0.0%            0.0%
Long-Term Borrowings: Federal Funds, 10% cap                        0.0%            0.0%            0.0%            0.0%
Long-Term Borrowings: 1 Year Treasury, 10% cap                      0.0%            0.0%            0.0%            0.0%
Long-Term Borrowings: Fixed Rate until December 2002                0.0%            0.0%            0.0%            0.0%
                                                            -----------     -----------     -----------     -----------
Total Borrowings %                                                100.0%          100.0%          100.0%          100.0%
Total Borrowings $                                          $ 1,953,103     $ 1,225,094     $   896,214     $   508,721


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                           $    11,068     $    14,599     $    10,407     $     9,705
Estimated Borrowing Capacity                                    123,995          99,126          69,581          29,153
                                                            -----------     -----------     -----------     -----------
Total Liquidity                                             $   135,063     $   113,725     $    79,988     $    38,858
Total Liquidity as Percent of Short-Term Borrowings                   7%              9%              9%              8%


NET MORTGAGE ASSETS PREMIUM AS % OF EQUITY AND
  ASSETS (AT END OF PERIOD) (EXCLUDING U.S. TREASURIES)
Unamortized Premium of Mortgage Assets                      $    54,318     $    32,607     $    22,690     $    12,790
Unamortized Discount of Mortgage Assets                         (16,093)        (16,338)        (16,608)        (16,854)
Unamortized Deferred Bond Issuance Cost of Long-Term Debt             0               0               0               0
Net Unamortized Premium of Long-Term Debt                             0               0               0               0
                                                            -----------     -----------     -----------     -----------
Net Premium                                                 $    38,225     $    16,270     $     6,082     $    (4,064)
Net Premium as Percent of Equity (before Market
  Value Adjustments)                                               18.1%           10.0%            4.8%           -5.7%
Net Premium as Percent of Common Equity (before
  MV Adjustments)                                                  21.1%           12.2%            4.8%           -5.7%
Net Premium as Percent of Assets (Reported Basis)                   1.7%            1.2%            0.6%           -0.7%

SUPPLEMENTAL HISTORICAL INFORMATION

AVERAGE DAILY BALANCE SHEET                                               AT OR FOR YEAR ENDING
                                                        -----------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                               DEC. 31,        DEC. 31,         DEC. 31,        DEC. 31,
                                                           1998            1997            1996            1995
                                                        -----------     -----------     -----------     -----------
Cash                                                    $    37,944     $    24,001     $    16,016     $     4,272
Residential Mortgage Loans                                1,905,883         964,768          77,215           5,006
Residential Mortgage Securities                           1,494,378       1,956,452         877,907         204,284
Credit Reserve                                               (5,316)         (3,514)         (1,262)            (92)
Market Valuation Adjustment, Mortgage Assets                    306          (1,134)         (2,347)            (78)
Commercial Mortgage Loans                                     1,295               0               0               0
Other Investments                                            12,111               0               0               0
Interest Rate Agreements                                      5,910          10,325           3,280           2,039
Market Valuation Adjustment, Interest Rate Agreements        (3,354)         (2,482)         (1,948)         (1,046)
Other Assets                                                119,684          84,693          26,606           5,107
                                                        -----------     -----------     -----------     -----------
Total Assets                                              3,568,841       3,033,108         995,467         219,492
                                                        -----------     -----------     -----------     -----------
Short-Term Borrowings                                     1,975,866       2,390,132         861,316         174,926
Long-Term Borrowings                                      1,275,048         319,076               0               0
Other Liabilities                                            13,899          20,488           7,131           2,342
                                                        -----------     -----------     -----------     -----------
Total Liabilities                                         3,264,813       2,729,696         868,447         177,268
                                                        -----------     -----------     -----------     -----------
Preferred Stock                                              26,736          27,978          11,274               0
Common Stock                                                307,089         281,405         120,436          43,390
Market Valuation Adjustment                                  (3,048)         (3,617)         (4,295)         (1,124)
Retained Earnings, after Dividend                           (26,749)         (2,354)           (395)            (42)
                                                        -----------     -----------     -----------     -----------
Stockholders' Equity                                    $   304,028     $   303,412     $   127,020     $    42,224
                                                        ===========     ===========     ===========     ===========

Reported Basis of Total Assets                          $ 3,571,889     $ 3,036,725     $   999,762     $   220,616
Equity, before Market Valuation Adjustments                 307,076         307,029         131,315          43,349


BORROWING COMPOSITION (AT END OF PERIOD)

Short-Term Borrowings:  1 to 6 Month LIBOR, no caps            49.1%           62.0%          100.0%          100.0%
Long-Term Borrowings:  1 Month LIBOR, 10% cap                   9.6%           13.8%            0.0%            0.0%
Long-Term Borrowings:  Federal Funds, 10% cap                   2.9%            5.3%            0.0%            0.0%
Long-Term Borrowings:  1 Year Treasury, 10% cap                17.7%           18.9%            0.0%            0.0%
Long-Term Borrowings:  Fixed Rate until December 2002          20.7%            0.0%            0.0%            0.0%
                                                        -----------     -----------     -----------     -----------
Total Borrowings %                                            100.0%          100.0%          100.0%          100.0%
Total Borrowings $                                      $ 2,563,130     $ 3,087,326     $ 1,953,103     $   370,316


LIQUIDITY  (AT END OF PERIOD)

Unrestricted Cash                                       $    55,627     $    24,893     $    11,068     $     4,825
Estimated Borrowing Capacity                                 61,647         182,713         123,995          38,698
                                                        -----------     -----------     -----------     -----------
Total Liquidity                                         $   117,274     $   207,606     $   135,063     $    43,523
Total Liquidity as Percent of Short-Term Borrowings               9%             11%              7%             12%

NET MORTGAGE ASSETS PREMIUM AS % OF EQUITY AND ASSETS
  (AT END OF PERIOD) (EXCLUDING U.S. TREASURIES)
Unamortized Premium of Mortgage Assets                  $    23,614     $    86,173     $    54,318     $     9,644
Unamortized Discount of Mortgage Assets                      (8,371)        (12,442)        (16,093)        (17,032)
Unamortized Deferred Bond Issuance Cost of
  Long-Term Debt                                              3,628           3,703               0               0
Net Unamortized Premium of Long-Term Debt                    (5,783)         (5,795)              0               0
                                                        -----------     -----------     -----------     -----------
Net Premium                                             $    13,088     $    71,639     $    38,225     $    (7,389)
Net Premium as Percent of Equity (before Market
  Value Adjustments)                                            5.1%           21.3%           18.1%          -10.3%
Net Premium as Percent of Common Equity (before
  MV Adjustments)                                               5.7%           23.2%           21.1%          -10.3%
Net Premium as Percent of Assets (Reported Basis)               0.5%            2.1%            1.7%           -1.7%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 9

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                        AT OR FOR THREE MONTHS ENDING
  REALIZABLE VALUE                                                 ----------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                            DEC. 31,         SEP. 30,         JUN. 30,         MAR. 31,
                                                                        1998             1998             1998             1998
                                                                   -------------    -------------    -------------    -------------
Cash                                                               $      68,484    $      23,486    $      32,914    $      32,202
Residential Mortgage Loans                                             1,386,290        2,283,738        2,219,772        1,872,775
Residential Mortgage Securities                                        1,265,362        1,459,702        1,570,842        1,770,566
Commercial Mortgage Loans                                                  8,388                0                0                0
Other Investments                                                         48,009                0                0                0
Interest Rate Agreements                                                   2,517            2,285            7,397           11,294
Other Assets                                                              41,393           34,824           36,476           36,521
Short-Term Borrowings                                                  1,257,570        2,067,166        1,936,158        2,288,018
Long-Term Borrowings                                                   1,302,330        1,464,947        1,591,961        1,080,530
Other Liabilities                                                         12,568           10,094           22,774           21,998
                                                                   -------------    -------------    -------------    -------------
"Mark-To-Market" of Total Equity                                         247,975          261,828          316,507          332,812
Preference Value of Preferred Equity                                      28,195           28,195           28,195           28,195
                                                                   -------------    -------------    -------------    -------------
"Mark-To-Market" of Common Equity                                  $     219,780    $     233,633    $     288,312    $     304,617

"Mark-To-Market" of Common Equity / Common Share Outstanding       $       19.53    $       19.74    $       20.48    $       21.65

Reported Common Equity Per Common Share Outstanding                $       20.27    $       19.51    $       20.89    $       21.53


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
  RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                                7.83%            7.37%            9.31%           10.02%
"At-Risk" Assets at Period End                                     $   1,523,280    $   2,358,524    $   2,299,199    $   2,662,466
"At-Risk"  Equity/Assets at Period End                                     16.73%           10.92%           13.96%           12.38%

Average Risk-Adjusted Capital Guideline                                     6.33%            6.43%            7.37%            7.76%
Average Balance Sheet Capacity Utilization                                    81%              87%              79%              77%

Ending Actual Equity/Assets                                                 9.00%            6.77%            8.30%            8.88%
Ending Risk-Adjusted Capital Guideline                                      6.55%            6.08%            6.48%            7.59%
Excess Capital                                                     $      50,226    $      25,559    $      64,465    $      49,552


INVESTMENT OF RISK-ADJUSTED CAPITAL
Equity Invesments in Assets with Short-Term Funding
  Agencies                                                                  18.7%            20.6%            19.9%            22.1%
  Mortgage Securities Rated "AAA" or "AA"                                   25.8%            30.7%            26.3%            28.0%
  Mortgage Securities Rated "A" or below                                     0.0%             0.0%             0.0%             0.0%
  Commercial Mortgage Loans                                                  3.2%             0.0%             0.0%             0.0%
  US Treasuries                                                              1.3%             0.0%             0.0%             0.0%
  Residential Mortgage Loans                                                 5.3%            17.0%            12.6%            18.2%
                                                                   -------------    -------------    -------------    -------------
Equity Investment in Assets with Short-Term Funding                         54.3%            68.3%            58.8%            68.3%

Equity Investment in Assets with Long-Term, Non-Recourse
  Funding (Mortgage Equity Interests)
  SMFC 97-A                                                                  3.6%             3.6%             2.9%             2.8%
  Mortgage Loans in Sequoia                                                 16.5%            18.1%            17.8%            14.1%
                                                                   -------------    -------------    -------------    -------------
Equity Investment in Assets with Long-Term, Non-Recourse Funding            20.1%            21.7%            20.7%            16.9%

Equity Investment in RWT Holdings, Inc.                                      5.9%             3.0%             3.0%             3.0%
Excess Capital                                                              19.7%             7.0%            17.5%            11.8%
                                                                   -------------    -------------    -------------    -------------
Total Market-Value of Capital %                                            100.0%           100.0%           100.0%           100.0%
Total Capital Available per Risk-Adjusted Capital                  $     255,438    $     256,571    $     314,679    $     331,548

Capital Utilization at Period-end                                             80%              93%              82%              88%

SUPPLEMENTAL HISTORICAL INFORMATION

                                                                                 AT OR FOR THREE MONTHS ENDING
ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                   -----------------------------------------------------------------
  REALIZABLE VALUE                                               DEC. 31,         SEP. 30,          JUN. 30,          MAR. 31,
(ALL DOLLARS IN THOUSANDS)                                         1997             1997             1997              1997
                                                               -------------    -------------    -------------     -------------
Cash                                                           $      49,549    $      57,696    $      29,425     $      12,985
Residential Mortgage Loans                                         1,552,586        1,379,166        1,136,004           729,561
Residential Mortgage Securities                                    1,814,796        2,059,595        2,227,389         1,874,679
Commercial Mortgage Loans                                                  0                0                0                 0
Other Investments                                                          0                0                0                 0
Interest Rate Agreements                                              10,203           10,951           11,572             7,879
Other Assets                                                          25,156           26,048           25,857            19,291
Short-Term Borrowings                                              1,914,525        2,639,773        3,102,784         2,373,279
Long-Term Borrowings                                               1,172,938          497,465                0                 0
Other Liabilities                                                     29,882           39,410           34,881            25,518
                                                               -------------    -------------    -------------     -------------
"Mark-To-Market" of Total Equity                                     334,945          356,808          292,582           245,598
Preference Value of Preferred Equity                                  28,195           28,195           28,195            30,989
                                                               -------------    -------------    -------------     -------------
"Mark-To-Market" of Common Equity                              $     306,750    $     328,613    $     264,387     $     214,610

"Mark-To-Market" of Common Equity/Common Share Outstanding     $       21.47    $       22.54    $       19.95     $       18.03

Reported Common Equity Per Common Share Outstanding            $       21.55    $       22.61    $       20.11     $       18.17


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
  RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                           10.22%           10.11%            9.86%            10.27%
"At-Risk" Assets at Period End                                 $   2,300,353    $   3,057,821    $   3,424,506     $   2,643,064
"At-Risk" Equity/Assets at Period End                                  14.54%           11.65%            8.56%             9.29%

Average Risk-Adjusted Capital Guideline                                 8.07%            9.04%            9.52%            10.10%
Average Balance Sheet Capacity Utilization                                79%              89%              96%               98%

Ending Actual Equity/Assets                                             9.71%           10.12%            8.55%             9.28%
Ending Risk-Adjusted Capital Guideline                                  7.51%            8.59%            9.41%            10.09%
Excess Capital                                                 $      76,589    $      53,027    $     (27,047)    $     (20,519)


INVESTMENT OF RISK-ADJUSTED CAPITAL
Equity Invesments in Assets with Short-Term Funding
  Agencies                                                              24.0%            25.7%            35.7%             37.0%
  Mortgage Securities Rated "AAA" or "AA"                               27.6%            28.6%            36.3%             37.1%
  Mortgage Securities Rated "A" or below                                 0.0%             5.9%             6.4%              7.6%
  Commercial Mortgage Loans                                              0.0%             0.0%             0.0%              0.0%
  US Treasuries                                                          0.0%             0.0%             0.0%              0.0%
  Residential Mortgage Loans                                             8.2%            17.9%            30.8%             26.6%
                                                               -------------    -------------    -------------     -------------
Equity Investment in Assets with Short-Term Funding                     59.8%            78.1%           109.2%            108.3%

Equity Investment in Assets with Long-Term, Non-Recourse
  Funding (Mortgage Equity Interests)
  SMFC 97-A                                                              2.7%             0.0%             0.0%              0.0%
  Mortgage Loans in Sequoia                                             14.7%             7.1%             0.0%              0.0%
                                                               -------------    -------------    -------------     -------------
Equity Investment in Assets with Long-Term, Non-Recourse
  Funding                                                               17.4%             7.1%             0.0%              0.0%

Equity Investment in RWT Holdings, Inc.                                  0.0%             0.0%             0.0%              0.0%
Excess Capital                                                          22.8%            14.9%            -9.2%             -8.3%
                                                               -------------    -------------    -------------     -------------
Total Market-Value of Capital %                                        100.0%           100.0%           100.0%            100.0%
Total Capital Available per Risk-Adjusted Capital              $     335,345    $     355,797    $     294,952     $     246,109

Capital Utilization at Period-end                                         77%              85%             109%              108%

SUPPLEMENTAL HISTORICAL INFORMATION

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                     AT OR FOR THREE MONTHS ENDING
  REALIZABLE VALUE                                             -----------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                       DEC. 31,           SEP. 30,         JUN. 30,         MAR. 31,
                                                                   1996               1996             1996             1996
                                                               -------------     -------------    -------------    -------------
Cash                                                           $      11,068     $      14,599    $      10,407    $       9,705
Residential Mortgage Loans                                           525,475           127,694           69,666           24,861
Residential Mortgage Securities                                    1,627,953         1,248,176          937,814          540,298
Commercial Mortgage Loans                                                  0                 0                0                0
Other Investments                                                          0                 0                0                0
Interest Rate Agreements                                               6,200             3,286            2,835            2,534
Other Assets                                                          16,778            11,766            8,864            4,987
Short-Term Borrowings                                              1,953,103         1,225,094          896,214          508,721
Long-Term Borrowings                                                       0                 0                0                0
Other Liabilities                                                     23,129            16,871            9,005            5,542
                                                               -------------     -------------    -------------    -------------
"Mark-To-Market" of Total Equity                                     211,241           163,557          124,366           68,123
Preference Value of Preferred Equity                                  31,194            31,194                0                0
                                                               -------------     -------------    -------------    -------------
"Mark-To-Market" of Common Equity                              $     180,047     $     132,363    $     124,366    $      68,123

"Mark-To-Market" of Common Equity / Common Share Outstanding   $       16.37     $       14.59    $       14.60    $       12.34

Reported Common Equity Per Common Share Outstanding            $       16.50     $       14.75    $       14.59    $       12.34


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
  RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                           11.92%            12.77%           15.24%           14.52%
"At-Risk" Assets at Period End                                 $   2,184,197     $   1,403,478    $   1,028,331    $     581,313
"At-Risk"  Equity/Assets at Period End                                  9.66%            11.65%           12.09%           11.72%

Average Risk-Adjusted Capital Guideline                                10.22%            10.74%           11.37%           12.81%
Average Balance Sheet Capacity Utilization                                86%               84%              75%              88%

Ending Actual Equity/Assets                                             9.66%            11.65%           12.09%           11.72%
Ending Risk-Adjusted Capital Guideline                                  9.97%            10.32%           10.77%           11.72%
Excess Capital                                                 $      (7,835)    $      18,664    $      13,566    $          26


INVESTMENT OF RISK-ADJUSTED CAPITAL
Equity Invesments in Assets with Short-Term Funding
  Agencies                                                              43.2%             48.0%            44.9%            36.0%
  Mortgage Securities Rated "AAA" or "AA"                               35.8%             22.2%            24.4%            33.6%
  Mortgage Securities Rated "A" or below                                 0.0%             11.4%            14.8%            27.1%
  Commercial Mortgage Loans                                              0.0%              0.0%             0.0%             0.0%
  US Treasuries                                                          0.0%              0.0%             0.0%             0.0%
  Residential Mortgage Loans                                            25.1%              7.0%             5.0%             3.3%
                                                               -------------     -------------    -------------    -------------
Equity Investment in Assets with Short-Term Funding                    104.1%             88.6%            89.1%           100.0%

Equity Investment in Assets with Long-Term, Non-Recourse
  Funding (Mortgage Equity Interests)
  SMFC 97-A                                                              0.0%              0.0%             0.0%             0.0%
  Mortgage Loans in Sequoia                                              0.0%              0.0%             0.0%             0.0%
                                                               -------------     -------------    -------------    -------------
Equity Investment in Assets with Long-Term, Non-Recourse
  Funding                                                                0.0%              0.0%             0.0%             0.0%

Equity Investment in RWT Holdings, Inc.                                  0.0%              0.0%             0.0%             0.0%
Excess Capital                                                          -4.1%             11.4%            10.9%             0.0%
                                                               -------------     -------------    -------------    -------------
Total Market-Value of Capital %                                        100.0%            100.0%           100.0%           100.0%
Total Capital Available per Risk-Adjusted Capital              $     191,496     $     163,557    $     124,366    $      68,123

Capital Utilization at Period-end                                        104%               89%              89%             100%

SUPPLEMENTAL HISTORICAL INFORMATION

ESTIMATED PERIOD-END BID-SIDE MARKET VALUE /                                        AT OR FOR YEAR ENDING
  REALIZABLE VALUE                                             ---------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                                       DEC. 31,          DEC. 31,         DEC. 31,        DEC. 31,
                                                                   1998             1997             1996            1995
                                                               -------------    -------------    -------------     -----------
Cash                                                           $      68,484    $      49,549    $      11,068     $     4,825
Residential Mortgage Loans                                         1,386,290        1,552,586          525,475          26,450
Residential Mortgage Securities                                    1,265,362        1,814,796        1,627,953         405,794
Commercial Mortgage Loans                                              8,388                0                0               0
Other Investments                                                     48,009                0                0               0
Interest Rate Agreements                                               2,517           10,203            6,200           2,521
Other Assets                                                          41,393           25,156           16,778           3,671
Short-Term Borrowings                                              1,257,570        1,914,525        1,953,103         370,316
Long-Term Borrowings                                               1,302,330        1,172,938                0               0
Other Liabilities                                                     12,568           29,882           23,129           4,803
                                                               -------------    -------------    -------------     -----------
"Mark-To-Market" of Total Equity                                     247,975          334,945          211,241          68,142
Preference Value of Preferred Equity                                  28,195           28,195           31,194               0
                                                               -------------    -------------    -------------     -----------
"Mark-To-Market" of Common Equity                              $     219,780    $     306,750    $     180,047     $    68,142

"Mark-To-Market" of Common Equity / Common Share Outstanding   $       19.53    $       21.47    $       16.37     $     12.35

Reported Common Equity Per Common Share Outstanding            $       20.27    $       21.55    $       16.50     $     12.38


AVERAGE BALANCE SHEET UTILIZATION DURING PERIOD VERSUS
  RISK-ADJUSTED CAPITAL GUIDELINES

Actual Average Equity/Assets                                            8.60%           10.11%           13.13%          19.65%
"At-Risk" Assets at Period End                                 $   1,523,280    $   2,300,353    $   2,184,197     $   441,557
"At-Risk"  Equity/Assets at Period End                                 16.73%           14.54%            9.66%          15.47%

Average Risk-Adjusted Capital Guideline                                 6.98%            9.09%           10.93%          13.45%
Average Balance Sheet Capacity Utilization                                81%              90%              83%             68%

Ending Actual Equity/Assets                                             9.00%            9.71%            9.66%          15.47%
Ending Risk-Adjusted Capital Guideline                                  6.55%            7.51%            9.97%          12.59%
Excess Capital                                                 $      50,226    $      76,589    $      (7,835)    $    12,117


INVESTMENT OF RISK-ADJUSTED CAPITAL
Equity Invesments in Assets with Short-Term Funding
  Agencies                                                              18.7%            24.0%            43.2%           29.3%
  Mortgage Securities Rated "AAA" or "AA"                               25.8%            27.6%            35.8%           22.7%
  Mortgage Securities Rated "A" or below                                 0.0%             0.0%             0.0%           26.7%
  Commercial Mortgage Loans                                              3.2%             0.0%             0.0%            0.0%
  US Treasuries                                                          1.3%             0.0%             0.0%            0.0%
  Residential Mortgage Loans                                             5.3%             8.2%            25.1%            3.5%
                                                               -------------    -------------    -------------     -----------
Equity Investment in Assets with Short-Term Funding                     54.3%            59.8%           104.1%           82.2%

Equity Investment in Assets with Long-Term, Non-Recourse
  Funding (Mortgage Equity Interests)
  SMFC 97-A                                                              3.6%             2.7%             0.0%            0.0%
  Mortgage Loans in Sequoia                                             16.5%            14.7%             0.0%            0.0%
                                                               -------------    -------------    -------------     -----------
Equity Investment in Assets with Long-Term, Non-Recourse
  Funding                                                               20.1%            17.4%             0.0%            0.0%

Equity Investment in RWT Holdings, Inc.                                  5.9%             0.0%             0.0%            0.0%
Excess Capital                                                          19.7%            22.8%            -4.1%           17.8%
                                                               -------------    -------------    ------ -------     ----------
Total Market-Value of Capital %                                        100.0%           100.0%           100.0%          100.0%
Total Capital Available per Risk-Adjusted Capital              $     255,438    $     335,345    $     191,496     $    68,232

Capital Utilization at Period-end                                         80%              77%             104%             82%

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 10


CREDIT PROVISIONS AND CREDIT RESERVES                          AT OR FOR THREE MONTHS ENDING
(ALL DOLLARS IN THOUSANDS)                           ------------------------------------------------
                                                     DEC. 31,     SEP. 30,      JUN. 30,     MAR. 31,
                                                      1998         1998          1998         1998
                                                     -------      -------       -------      --------
RESIDENTIAL MORTGAGE LOANS
Credit Provision During Period                       $   394      $  (638)      $   763      $   601
Actual Losses During Period                                0           51           133            7
Cumulative Actual Losses                                 267          267           216           83
Residential Mortgage Loan Credit Reserve at
    End of Period                                      3,784        3,390         4,079        3,450
Residential Mortgage Loan Credit-Related
    Mark-to-Market Reserves                            1,185        1,686             0            0
Annualized Residential Mortgage Loan Credit
    Provision as % of Average
   Reported Basis of Residential Mortgage
     Loans Held for Investment                          0.17%       -0.22%         0.16%        0.16%
Residential Mortgage Loan Credit-Related
  Reserves as % of Reported Basis
     of Residential Mortgage Loans at Period End        0.35%        0.22%         0.18%        0.18%

Non-Performing Assets: 90+ Days Delinquent,
    Foreclosures, Bankruptcies, and REO
Number of Loans                                           14           17            21           19
Non-Performing Assets Loan Balance                   $ 3,926      $ 4,862       $ 4,947      $ 4,358

Non-Performing Assets as % of Reported Basis
    of Mortgage Loans                                   0.28%        0.21%         0.22%        0.23%
Non-Performing Assets as % of Reported Basis
    of Total Assets                                     0.11%        0.13%         0.13%        0.12%
Residential Mortgage Loan Credit-Related
    Reserves as % of Non-Performing Assets               127%         104%           82%          79%

Credit Experience of Residential Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                 14           14             9            7
  Average Loss Severity Experience (Cumulative)            9%           9%           11%           6%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months
  If All Current (But No Future) Non-Performing
    Mortgage Loans
At 10% Loss Severity                                 $   394      $   460       $   504      $   444
At 20% Loss Severity                                     788          920         1,009          888
At 30% Loss Severity                                   1,182        1,380         1,513        1,331
At 40% Loss Severity                                   1,576        1,840         2,017        1,775
 Residential Mortgage Loan Credit-Related
    Reserves at End of Period                          4,969        5,076         4,079        3,450

RESIDENTIAL MORTGAGE SECURITIES
Credit Provision During Period                       $     0      $     0       $     0      $     0
Actual Losses During Period                              248          268           329           42
Cumulative Actual Losses                               1,001          753           485          156
Residential Mortgage Securities Credit Reserve
    at End of Period                                   1,189        1,436         1,705        2,035

Annualized Residential Mortgage Securities
    Credit Provision as % of Average
    Reported Basis of Residential Mortgage
      Securities Rated < BBB                             0.0%         0.0%          0.0%         0.0%
Residential Mortgage Securities Credit Reserve
      as % of Reported Basis of
    Residential Mortgage Securities Rated
      < BBB at End of Period                            12.8%        15.6%         18.7%        22.3%
Reported Basis of Res. Mortgage Securities
      Rated < BBB at End of Period                   $ 9,266      $ 9,182       $ 9,116      $ 9,137

Credit Experience of Loans in Pools Underlying
      Residential Mortgage Securities Rated
      < BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                  476          424           351          284
  Average Loss Severity Experience (Cumulative)           22%          22%           21%          21%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months If All Current (But No
    Future) Seriously Delinquent Loans in
    Mortgage Pools Underlying < BBB
    Rated Securities Default:
At 10% Loss Severity                                 $   215      $   312       $   429      $   480
At 20% Loss Severity                                     627          555           712          951
At 30% Loss Severity                                   1,117          958           910        1,170
At 40% Loss Severity                                   1,627        1,405         1,385        1,824
Residential Mortgage Securities Credit Reserve
    at End of Period                                 $ 1,189      $ 1,436       $ 1,705      $ 2,035

SUPPLEMENTAL HISTORICAL INFORMATION

CREDIT PROVISIONS AND CREDIT RESERVES                      AT OR FOR THREE MONTHS ENDING
(All dollars in thousands)                          ------------------------------------------------
                                                    DEC. 31,      SEP. 30,     JUN. 30,     MAR. 31,
                                                     1997          1997         1997         1997
                                                    -------       -------      -------      --------
RESIDENTIAL MORTGAGE LOANS
Credit Provision During Period                      $ 1,516       $   473      $   299      $   215
Actual Losses During Period                              23            40            0           13
Cumulative Actual Losses                                 76            53           13           13
Residential Mortgage Loan Credit Reserve at
    End of Period                                     2,855         1,363          929          630
Residential Mortgage Loan Credit-Related
    Mark-to-Market Reserves                               0             0            0            0
Annualized Residential Mortgage Loan Credit
    Provision as % of Average
   Reported Basis of Residential Mortgage Loans
      Held for Investment                              0.45%         0.16%        0.16%        0.15%
Residential Mortgage Loan Credit-Related
    Reserves as % of Reported Basis of
    Residential Mortgage Loans at Period End           0.18%         0.10%        0.08%        0.09%

Non-Performing Assets: 90+ Days Delinquent,
    Foreclosures, Bankruptcies, and REO
Number of Loans                                          17            13           12            6
Non-Performing Assets Loan Balance                  $ 3,903       $ 2,792      $ 2,366      $ 1,220

Non-Performing Assets as % of Reported Basis
    of Mortgage Loans                                  0.25%         0.20%        0.21%        0.17%
Non-Performing Assets as % of Reported Basis
    of Total Assets                                    0.11%         0.08%        0.07%        0.05%
Residential Mortgage Loan Credit-Related
    Reserves as % of Non-Performing Assets               73%           49%          39%          52%

Credit Experience of Residential Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                 6             4            1            1
  Average Loss Severity Experience (Cumulative)           7%            6%           7%           7%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months
  If All Current (But No Future) Non-Performing
    Mortgage Loans
At 10% Loss Severity                                $   396       $   283      $   241      $   124
At 20% Loss Severity                                    793           567          481          248
At 30% Loss Severity                                  1,189           850          722          372
At 40% Loss Severity                                  1,586         1,133          962          496
 Residential Mortgage Loan Credit-Related
    Reserves at End of Period                         2,855         1,363          929          630

RESIDENTIAL MORTGAGE SECURITIES
Credit Provision During Period                      $(1,000)      $   470      $   477      $   480
Actual Losses During Period                              17            28           29           29
Cumulative Actual Losses                                113            97           69           40
Residential Mortgage Securities Credit Reserve
    at End of Period                                  2,076         3,093        2,651        2,203

Annualized Residential Mortgage Securities
    Credit Provision as % of Average
    Reported Basis of Residential Mortgage
      Securities Rated < BBB                          -20.9%          6.4%         6.6%         6.6%
Residential Mortgage Securities Credit Reserve
    as % of Reported Basis of
    Residential Mortgage Securities Rated
    < BBB at End of Period                             22.8%         10.6%         9.1%         7.6%
Reported Basis of Res. Mortgage Securities
    Rated < BBB at End of Period                    $ 9,109       $29,189      $29,113      $28,955

Credit Experience of Loans in Pools Underlying
    Residential Mortgage Securities Rated
    <BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                 256           182          137           90
  Average Loss Severity Experience (Cumulative)          21%           23%          24%          25%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months If All Current (But
    No Future) Seriously Delinquent Loans in
    Mortgage Pools Underlying < BBB
    Rated Securities Default:
At 10% Loss Severity                                $   389       $   724      $   109      $    80
At 20% Loss Severity                                    894         2,286        1,488          792
At 30% Loss Severity                                  1,163         3,789        3,702        2,845
At 40% Loss Severity                                  1,825         6,437        6,410        5,103
Residential Mortgage Securities Credit
    Reserve at End of Period                        $ 2,076       $ 3,093      $ 2,651      $ 2,203

SUPPLEMENTAL HISTORICAL INFORMATION

CREDIT PROVISIONS AND CREDIT RESERVES                        AT OR FOR THREE MONTHS ENDING
(All dollars in thousands)                          --------------------------------------------------
                                                    DEC. 31,      SEP. 30,      JUN. 30,      MAR. 31,
                                                      1996          1996          1996          1996
                                                    --------      --------      --------      --------
RESIDENTIAL MORTGAGE LOANS
Credit Provision During Period                      $     35      $    178      $    140      $     (5)
Actual Losses During Period                                0             0             0             0
Cumulative Actual Losses                                   0             0             0             0
Residential Mortgage Loan Credit Reserve at
    End of Period                                        428           393           214            74
Residential Mortgage Loan Credit-Related
    Mark-to-Market Reserves                                0             0             0             0
Annualized Residential Mortgage Loan Credit
    Provision as % of Average
   Reported Basis of Residential Mortgage
     Loans Held for Investment                          0.10%         0.76%         1.23%        -0.08%
Residential Mortgage Loan Credit-Related
    Reserves as % of Reported Basis of
    Residential Mortgage Loans at Period End            0.08%         0.31%         0.31%         0.30%

Non-Performing Assets: 90+ Days Delinquent,
    Foreclosures, Bankruptcies, and REO
Number of Loans                                            7             3             2             1
Non-Performing Assets Loan Balance                  $  1,249      $    404      $    279      $    190

Non-Performing Assets as % of Reported Basis
    of Mortgage Loans                                   0.24%         0.32%         0.40%         0.77%
Non-Performing Assets as % of Reported Basis
    of Total Assets                                     0.06%         0.03%         0.03%         0.03%
Residential Mortgage Loan Credit-Related
    Reserves as % of Non-Performing Assets                34%           97%           77%           39%

Credit Experience of Residential Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                  0             0             0             0
  Average Loss Severity Experience (Cumulative)            0%            0%            0%            0%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months
  If All Current (But No Future) Non-Performing
     Mortgage Loans
At 10% Loss Severity                                $    127      $     41      $     28      $     19
At 20% Loss Severity                                     253            82            56            39
At 30% Loss Severity                                     380           123            85            58
At 40% Loss Severity                                     506           164           113            77
 Residential Mortgage Loan Credit-Related
     Reserves at End of Period                           428           393           214            74

RESIDENTIAL MORTGAGE SECURITIES
Credit Provision During Period                      $    337      $    338      $    337      $    336
Actual Losses During Period                                7            --            --            --
Cumulative Actual Losses                                  11             4             4             4
Residential Mortgage Securities Credit Reserve
    at End of Period                                   1,752         1,421         1,084           747

Annualized Residential Mortgage Securities
    Credit Provision as % of Average
    Reported Basis of Residential Mortgage
      Securities Rated < BBB                             4.7%          4.7%          4.7%          4.7%
Residential Mortgage Securities Credit Reserve
      as % of Reported Basis of
    Residential Mortgage Securities Rated
      < BBB at End of Period                             6.1%          4.9%          3.8%          2.7%
Reported Basis of Res. Mortgage Securities
     Rated < BBB at End of Period                   $ 28,935      $ 28,906      $ 28,858      $ 28,051

Credit Experience of Loans in Pools Underlying
    Residential Mortgage Securities Rated
    <BBB (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                   59            28            15             4
  Average Loss Severity Experience (Cumulative)           27%           22%           16%           10%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months If All Current (But
    No Future) Seriously Delinquent Loans in
    Mortgage Pools Underlying < BBB
    Rated Securities Default:
At 10% Loss Severity                                $     63      $     61      $     40      $     20
At 20% Loss Severity                                     608           123            91            39
At 30% Loss Severity                                   2,040         1,131         1,364           597
At 40% Loss Severity                                   3,647         3,041         3,148         2,162
Residential Mortgage Securities Credit
    Reserve at End of Period                        $  1,752      $  1,421      $  1,084      $    747

SUPPLEMENTAL HISTORICAL INFORMATION

CREDIT PROVISIONS AND CREDIT RESERVES                             AT OR FOR YEAR ENDING
                                                    --------------------------------------------------
(ALL DOLLARS IN THOUSANDS)                          DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,
                                                      1998          1997          1996          1995
                                                    --------      --------      --------      --------
RESIDENTIAL MORTGAGE LOANS
Credit Provision During Period                      $  1,120      $  2,503      $    349      $     79
Actual Losses During Period                              191            76             0             0
Cumulative Actual Losses                                 267            76             0             0
Residential Mortgage Loan Credit Reserve at
    End of Period                                      3,784         2,855           428            79
Residential Mortgage Loan Credit-Related
    Mark-to-Market Reserves                            1,185             0             0             0
Annualized Residential Mortgage Loan Credit
    Provision as % of Average
   Reported Basis of Residential Mortgage
     Loans Held for Investment                          0.06%         0.26%         0.45%         1.58%
Residential Mortgage Loan Credit-Related
    Reserves as % of Reported Basis of
    Residential Mortgage Loans at Period End            0.35%         0.18%         0.08%         0.30%

Non-Performing Assets: 90+ Days Delinquent,
    Foreclosures, Bankruptcies, and REO
Number of Loans                                           14            17             7             0
Non-Performing Assets Loan Balance                  $  3,926      $  3,903      $  1,249      $      0

Non-Performing Assets as % of Reported Basis
    of Mortgage Loans                                   0.28%         0.25%         0.24%         0.00%
Non-Performing Assets as % of Reported Basis
    of Total Assets                                     0.11%         0.11%         0.06%         0.00%
Residential Mortgage Loan Credit-Related
    Reserves as % of Non-Performing Assets               127%           73%           34%          n/a

Credit Experience of Residential Mortgage Loans
  Liquidated Defaulted Loans (Cumulative)                 14             6             0             0
  Average Loss Severity Experience (Cumulative)            9%            7%            0%            0%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months
  If All Current (But No Future) Non-Performing
    Mortgage Loans
At 10% Loss Severity                                $    394      $    396      $    127      $      0
At 20% Loss Severity                                     788           793           253             0
At 30% Loss Severity                                   1,182         1,189           380             0
At 40% Loss Severity                                   1,576         1,586           506             0
 Residential Mortgage Loan Credit-Related
    Reserves at End of Period                          4,969         2,855           428            79

RESIDENTIAL MORTGAGE SECURITIES
Credit Provision During Period                      $      0      $    427      $  1,348      $    414
Actual Losses During Period                              888           104             7             4
Cumulative Actual Losses                               1,001           113            11             4
Residential Mortgage Securities Credit
    Reserve at End of Period                           1,189         2,076         1,752           411

Annualized Residential Mortgage Securities
    Credit Provision as % of Average
    Reported Basis of Residential Mortgage
      Securities Rated < BBB                             0.0%          1.7%          4.7%          2.9%
Residential Mortgage Securities Credit
      Reserve as % of Reported Basis of
    Residential Mortgage Securities Rated
      < BBB at End of Period                            12.8%         22.8%          6.1%          1.4%
Reported Basis of Res. Mortgage Securities
      Rated < BBB at End of Period                  $  9,266      $  9,109      $ 28,935      $ 28,869

Credit Experience of Loans in Pools Underlying
    Residential Mortgage Securities Rated <BBB
      (Since Acquisition)
  Resolved Defaulted Loans (Cumulative)                  476           256            59             2
  Average Loss Severity Experience (Cumulative)           22%           21%           27%            9%

Scenario Analysis of Potential Credit Losses
    Over Next 12 Months If All Current (But No
    Future) Seriously Delinquent Loans in
    Mortgage Pools Underlying < BBB
    Rated Securities Default:
At 10% Loss Severity                                $    215      $    389      $     63      $     15
At 20% Loss Severity                                     627           894           608            29
At 30% Loss Severity                                   1,117         1,163         2,040           103
At 40% Loss Severity                                   1,627         1,825         3,647           768
Residential Mortgage Securities Credit Reserve
    at End of Period                                $  1,189      $  2,076      $  1,752      $    411

SUPPLEMENTAL HISTORICAL INFORMATION

TABLE 11


SHARES OUTSTANDING AND PER SHARE DATA                                        AT OR FOR THREE MONTHS ENDING
                                                          --------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        DEC. 31,         SEP. 30,            JUN. 30,           MAR. 31,
                                                              1998              1998               1998               1998
                                                          ------------      ------------       ------------       ------------
Common Shares Outstanding at Period End                     11,251,556        11,832,956         14,078,933         14,070,557

Shares Entitled to Dividends
Common (RWT)                                                11,251,556        11,832,956         13,768,056         14,107,100
Class A Preferred (converted 9/95)                                   0                 0                  0                  0
Class B Preferred (RTW-PB)                                     909,518           909,518            909,518            909,518
                                                          ------------      ------------       ------------       ------------
Total                                                       12,161,074        12,742,474         14,677,574         15,016,618

 Common Dividend Declared                                 $      0.000      $      0.000       $      0.010       $      0.270
 Class A Preferred Dividend Declared                               n/a               n/a                n/a                n/a
 Class B Preferred Dividends Declared                     $      0.755      $      0.755       $      0.755       $      0.755

Common Dividend Total                                     $          0      $          0       $        138       $      3,809
Class A Preferred Dividend Total                                     0                 0                  0                  0
Class B Preferred Dividends Total                                  687               687                687                687
                                                          ------------      ------------       ------------       ------------
Total Dividend                                            $        687      $        687       $        825       $      4,496

Taxable Income Earned                                     $      6,735      $     (9,240)      $        838       $      4,528
Dividend Pay-Out Ratio for Period                                   10%              -7%                 98%                99%
Cumulative Dividend Pay-Out Ratio                                  110%              125%               102%               102%

Warrants Outstanding at Period End (expired 12/31/97)                0                 0                  0                  0

Average Shares Outstanding During Period
Common                                                      11,350,536        13,247,908         14,106,828         14,123,951
Class A Preferred                                                    0                 0                  0                  0
Class B Preferred                                              909,518           909,518            909,518            909,518
                                                          ------------      ------------       ------------       ------------
Total                                                       12,260,054        14,157,426         15,016,346         15,033,469

Calculation of "Diluted" Common Shares
Average Common Shares                                       11,350,536        13,247,908         14,106,828         14,123,951
Potential Dilution Due to Warrants                                   0                 0                  0                  0
Potential Dilution Due to Options                               59,038                 0            149,030            110,474
                                                          ------------      ------------       ------------       ------------
Total Average "Diluted" Common Shares                       11,409,574        13,247,908         14,255,858         14,234,425

Net Income to Common Shareholders                         $      5,789      $    (47,866)      $       (491)      $      2,450
Total Average "Diluted" Common Shares                       11,409,574        13,247,908         14,255,858         14,234,425
                                                          ------------      ------------       ------------       ------------
Earnings Per Share ("Diluted")                            $       0.51      $      (3.61)      $      (0.03)      $       0.17

Earnings Per Share ("Basic")                              $       0.51      $      (3.61)      $      (0.03)      $       0.17

SUPPLEMENTAL HISTORICAL INFORMATION

SHARES OUTSTANDING AND PER SHARE DATA                                     AT OR FOR THREE MONTHS ENDING
                                                          --------------------------------------------------------------
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

SUPPLEMENTAL HISTORICAL INFORMATION

SHARES OUTSTANDING AND PER SHARE DATA                                     AT OR FOR THREE MONTHS ENDING
                                                          --------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       DEC. 31,          SEP. 30,         JUN. 30,         MAR. 31,
                                                             1996             1996             1996             1996
                                                          -----------      -----------      -----------      -----------
Common Shares Outstanding at Period End                    10,996,572        9,069,653        8,520,116        5,521,376

Shares Entitled to Dividends
Common (RWT)                                               10,996,572        9,069,653        8,520,116        5,521,376
Class A Preferred (converted 9/95)                                  0                0                0                0
Class B Preferred (RTW-PB)                                  1,006,250        1,006,250                0                0
                                                          -----------      -----------      -----------      -----------
Total                                                      12,002,822       10,075,903        8,520,116        5,521,376

 Common Dividend Declared                                 $     0.410      $     0.400      $     0.400      $     0.460
 Class A Preferred Dividend Declared                              n/a              n/a              n/a              n/a
 Class B Preferred Dividends Declared                     $     0.755      $     0.386              n/a              n/a

Common Dividend Total                                     $     4,508      $     3,628      $     3,408      $     2,540
Class A Preferred Dividend Total                                    0                0                0                0
Class B Preferred Dividends Total                                 760              388                0                0
                                                          -----------      -----------      -----------      -----------
Total Dividend                                            $     5,268      $     4,016      $     3,408      $     2,540

Taxable Income Earned                                     $     5,429      $     4,048      $     3,142      $     2,549
Dividend Pay-Out Ratio for Period                                  97%              99%             108%             100%
Cumulative Dividend Pay-Out Ratio                                  98%              98%              98%              93%

Warrants Outstanding at Period End (expired 12/31/97)         412,894        1,076,431        1,563,957        1,665,063

Average Shares Outstanding During Period
Common                                                      9,705,138        8,732,326        7,813,974        5,521,376
Class A Preferred                                                   0                0                0                0
Class B Preferred                                           1,006,250          514,063                0                0
                                                          -----------      -----------      -----------      -----------
Total                                                      10,711,388        9,246,389        7,813,974        5,521,376
Calculation of "Diluted" Common Shares
Average Common Shares                                       9,705,138        8,732,326        7,813,974        5,521,376
Potential Dilution Due to Warrants                            570,415          621,455          603,426          443,984
Potential Dilution Due to Options                             176,919          162,393          182,832          164,227
                                                          -----------      -----------      -----------      -----------
Total Average "Diluted" Common Shares                      10,452,472        9,516,174        8,600,232        6,129,587

Net Income to Common Shareholders                         $     4,084      $     2,998      $     2,500      $     1,954
Total Average "Diluted" Common Shares                      10,452,472        9,516,174        8,600,232        6,129,587
                                                          -----------      -----------      -----------      -----------
Earnings Per Share ("Diluted")                            $      0.39      $      0.32      $      0.29      $      0.32

Earnings Per Share ("Basic")                              $      0.42      $      0.34      $      0.32      $      0.35

SUPPLEMENTAL HISTORICAL INFORMATION

SHARES OUTSTANDING AND PER SHARE DATA                                           AT OR FOR YEAR ENDING
                                                          -------------------------------------------------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        DEC. 31,           DEC. 31,          DEC. 31,          DEC. 31,
                                                             1998               1997              1996              1995
                                                          ------------       ------------      ------------      ------------
Common Shares Outstanding at Period End                     11,251,556         14,284,657        10,996,572         5,517,299

Shares Entitled to Dividends
Common (RWT)                                                11,251,556         14,284,657        10,996,572         5,517,299
Class A Preferred (converted 9/95)                                   0                  0                 0                 0
Class B Preferred (RTW-PB)                                     909,518            909,518         1,006,250                 0
                                                          ------------       ------------      ------------      ------------
Total                                                       12,161,074         15,194,175        12,002,822         5,517,299

 Common Dividend Declared                                 $      0.280       $      2.150      $      1.670      $      0.460
 Class A Preferred Dividend Declared                               n/a                n/a               n/a      $      0.500
 Class B Preferred Dividends Declared                     $      3.020       $      3.020      $      1.141               n/a

Common Dividend Total                                     $      3,947       $     28,840      $     14,084      $      2,537
Class A Preferred Dividend Total                                     0                  0                 0               833
Class B Preferred Dividends Total                                2,747              2,815             1,148                 0
                                                          ------------       ------------      ------------      ------------
Total Dividend                                            $      6,694       $     31,655      $     15,232      $      3,370

Taxable Income Earned                                     $      2,861       $     29,964      $     15,168      $      3,832
Dividend Pay-Out Ratio for Period                                  234%               106%              100%               88%
Cumulative Dividend Pay-Out Ratio                                  110%               103%               98%               89%

Warrants Outstanding at Period End (expired 12/31/97)                0                  0           412,894         1,665,063

Average Shares Outstanding During Period
Common                                                      13,199,819         13,334,163         7,950,175         2,487,857
Class A Preferred                                                    0                  0                 0           826,185
Class B Preferred                                              909,518            953,435           382,155                 0
                                                          ------------       ------------      ------------      ------------
Total                                                                0         14,287,598         8,332,330         3,314,042

Calculation of "Diluted" Common Shares
Average Common Shares                                       13,199,819         13,334,163         7,950,175         3,314,042
Potential Dilution Due to Warrants                                   0            191,513           618,618           221,112
Potential Dilution Due to Options                                    0            154,734           175,391           168,649
                                                          ------------       ------------      ------------      ------------
Total Average "Diluted" Common Shares                       13,199,819         13,680,410         8,744,184         3,703,803

Net Income to Common Shareholders                         $    (40,117)      $     24,746      $     11,537      $      3,155
Total Average "Diluted" Common Shares                       13,199,819         13,680,410         8,744,184         3,703,803
                                                          ------------       ------------      ------------      ------------
Earnings Per Share ("Diluted")                            $      (3.04)      $       1.81      $       1.32      $       0.85

Earnings Per Share ("Basic")                              $      (3.04)      $       1.86      $       1.45      $       0.95

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and Holdings and the related Notes, together with the Reports of Independent Accountants thereon, are set forth on pages F-1 through F-34 of this Form 10-K and incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Executive Compensation - Certain Relationships and Related Transactions."

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

         (3)        Exhibits:

         Exhibit
         Number                        Exhibit
         ------                        -------
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

         10.1       Purchase Terms Agreement, dated August 18, 1994, between the
                    Registrant and Montgomery Securities (a)

         10.2 Registration Rights Agreement, dated August 19, 1994, between the Registrant and Montgomery Securities (a)

         10.4 Founders Rights Agreement, dated August 19, 1994, between the Registrant and the original holders of Common Stock of the Registrant (a)

         10.5       Form of Reverse Repurchase Agreement for use with Agency
                    Certificates, Privately-Issued Certificates and
                    Privately-Issued CMOs (a)

         10.5.1     Form of Reverse Repurchase Agreement for use with Mortgage
                    Loans (d)

         10.6.1     [Reserved]

         10.7       [Reserved]

         10.8       Forms of Interest Rate Cap Agreements (a)

         10.9       [Reserved]

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

         10.12      [Reserved]

         10.13      [Reserved]

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

         10.27      [Reserved]

         10.29      Form of Dividend Reinvestment Plan (b)

         10.29.1    Form of Dividend Reinvestment and Stock Purchase Plan (g)

         10.30      Office Building Lease (d)

         10.30.1    Amendment to Office Building Lease (k)

         10.31      RWT Holdings, Inc. Series A Preferred Stock Purchase
                    Agreement, dated March 1, 1998

         10.32 Administrative Personnel and Facilities Agreement dated as of April 1, 1998, between Redwood Trust, Inc. and RWT
                    Holdings, Inc.

         10.32.1    First Amendment to Administrative Personnel and Facilities
                    Agreement dated as of April 1, 1998, between Redwood Trust,
                    Inc. and RWT Holdings, Inc.

         10.33      Lending and Credit Support Agreement dated as of April 1,
                    1998, between RWT Holdings, Inc., Redwood Residential
                    Funding, Inc., Redwood Commercial Funding, Inc., and Redwood
                    Financial Services, Inc., and Redwood Trust, Inc.

         10.34      Form of Master Forward Commitment Agreements for RWT
                    Holdings, Inc., Residential Redwood Funding, Inc., Redwood
                    Commercial Funding, Inc. and Redwood Financial Services,
                    Inc.

         11.1       Statement re: Computation of Per Share Earnings

         21         List of Subsidiaries (k)

         23         Consent of Accountants

         27         Financial Data Schedule

     ----------------------

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

         (e)      [Reserved]

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

         (k) Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1997.

(b)      Reports on Form 8-K:

         None.

GLOSSARY


As used in this document, the capitalized and other terms listed below have the meanings indicated.

"Agency" means GNMA, FNMA or FHLMC.

"Agency Certificates" means GNMA, FNMA and FHLMC Certificates.

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

"reported basis" means the value placed on an asset or liability for balance sheet presentation purposes.

"CMOs" or "Collateralized Mortgage Obligations" means adjustable-hybrid- or fixed-rate debt obligations (bonds) that are collateralized by Mortgage Loans or mortgage certificates. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government-sponsored entities or private issuers in one or more classes with fixed or adjustable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers.

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

"ERISA" means the Employee Retirement Income Security Act of 1974.

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

"FASB" means the Financial Accounting Standards Board.

"FHA" means the United States Federal Housing Administration.

"FHLMC" or "Freddie Mac" means the Federal Home Loan Mortgage Corporation.

"FNMA" or "Fannie Mae" means the Federal National Mortgage Association.

"fully-indexed coupon rate" means, with respect to ARMs, the rate that would be paid by the borrower ("gross") or received by the Company as owner of the Mortgage Asset ("net") if the coupon rate on the ARM were able to adjust immediately to a market rate without being subject to adjustment periods, periodic caps, or life caps. It is equal to the current yield of the ARM index plus the gross or net margin.

"GAAP" means Generally Accepted Accounting Principles.

"GNMA" means the Government National Mortgage Association.

"gross margin" means, with respect to ARMs, the amount to be added to the underlying index to determine the coupon rate to be paid by the borrower. The term "gross" is used to differentiate payments made by the borrower with the lower "net" payments actually received by the Company after the acquisition of a Mortgage Asset.

"GSE" means government-sponsored entity, such as FNMA or FHLMC.

 "hybrid mortgage loans" means a type of mortgage loan with an initial period to the first rate adjustment greater than one year.

"haircut" means the over-collateralization amount required by a lender in connection with certain collateralized borrowings.

"HUD" means the Department of Housing and Urban Development.

"Independent Director" means a director of the Company who is not an officer or employee of the Company.

"interest-only strip" or "IO" means a type of mortgage security which receives a portion of the interest payments from an underlying pool of mortgage loans but will receive little or no principal payments.

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

"Interest Rate Agreements" means interest rate options, interest rate swaps, interest rate swaptions, interest rate futures and options on interest rate futures.

"Investment Company Act" means the Investment Company Act of 1940, as amended.

"ISOs" means qualified incentive stock options granted under the Stock Option Plan, which meet the requirements of Section 422 of the Code.

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

"Long-Term Debt" means, generally, debt with maturities greater than one year.

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

"NQSOs" means options to acquire Company Common Stock granted pursuant to the Stock Option Plan, which do not meet the requirements of Section 422 of the Code.

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

"Preferred Stock" means the Class B 9.74% Cumulative Convertible Preferred
Stock.

"principal-only strip" or "PO" means a type of mortgage security which receives a portion of the principal payments from an underlying pool of mortgage loans but will receive little or no interest payments.

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

"Redwood Commercial Funding, Inc." or "RCF" means a wholly-owned subsidiary of Holdings, a taxable affiliate of the Company.

"Redwood Financial Services, Inc." or "RFS" means a wholly-owned subsidiary of Holdings, a taxable affiliate of the Company.

"Redwood Residential Funding, Inc." or "RFS" means a wholly-owned subsidiary of Holdings, a taxable affiliate of the Company.

"REIT" means Real Estate Investment Trust.

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

"Risk-Adjusted Capital Policy" means the policy established by the Company, which limits management's ability to acquire additional assets during such times, that the actual capital base of the Company is less than a required amount defined in the policy. The required amount is the sum of the haircuts required by the Company's secured lenders (the required haircut) and the additional capital levels called for under the policy which are determined with reference to the various risks inherent in the Company's Mortgage Assets (the liquidity capital cushion).

"RWT Holdings, Inc." or "Holdings" means a taxable affiliate of the Company.

"SEC" means the United States Securities and Exchange Commission.

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

"Treasury Department" means the United States Department of Treasury.

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


                                             REDWOOD TRUST, INC.

Dated:  March 17, 1999                       By:  /s/ George E. Bull
                                                  ------------------------------
                                                  George E. Bull
                                                  Chairman and Chief Executive
                                                  Officer


Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                      Date
---------                                   -----                                      ----
 /s/ George E. Bull                 George E. Bull                              March 17, 1999
------------------------------      Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

/s/ Douglas B. Hansen               Douglas B. Hansen                           March 17, 1999
------------------------------      Director, President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

/s/ Vickie L. Rath                  Vickie L. Rath                              March 17, 1999
------------------------------      Vice President, Treasurer and
                                    Controller
                                    (Principal Accounting Officer)

/s/ Thomas C. Brown                 Thomas C. Brown                             March 17, 1999
------------------------------      Director

/s/ Marianne Byerwalter             Mariann Byerwalter                          March 17, 1999
------------------------------      Director

/s/ Dan A. Emmett                   Dan A. Emmett                               March 17, 1999
------------------------------      Director


/s/ Thomas F. Farb                  Thomas F. Farb                              March 17, 1999
------------------------------      Director


/s/ Nello Gonfiantini               Nello Gonfiantini                           March 17, 1999
------------------------------      Director

/s/ Charles J. Toeniskoetter        Charles J. Toeniskoetter                    March 17, 1999
------------------------------      Director

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                               REDWOOD TRUST, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 1998

                                                                            Page
                                                                            ----
Consolidated Financial Statements - Redwood Trust, Inc.:

  Consolidated Balance Sheets at December 31, 1998 and 1997 ...........     F-3

  Consolidated Statements of Operations for the years ended
                December 31, 1998, 1997 and 1996 ......................     F-4

  Consolidated Statements of Stockholders' Equity for the years ended
                December 31, 1998, 1997 and 1996 ......................     F-5

  Consolidated Statements of Cash Flows for the years ended
                December 31, 1998, 1997 and 1996 ......................     F-6

  Notes to Consolidated Financial Statements ..........................     F-7

Report of Independent Accountants .....................................     F-22

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                December 31,
                                                                                          1998                1997
                                                                                       -----------         -----------
ASSETS

           Mortgage loans: held-for-sale
                   Residential                                                         $   265,914         $        --
                   Commercial                                                                8,287                  --
                                                                                       -----------         -----------
                                                                                           274,201                  --
                                                                                       -----------         -----------
           Mortgage loans: held-for-investment, net
                   Residential                                                           1,131,300           1,551,826
                                                                                       -----------         -----------
                                                                                         1,131,300           1,551,826
                                                                                       -----------         -----------

           Mortgage securities: trading                                                  1,257,655                  --
           Mortgage securities: available-for-sale, net                                      7,707           1,814,796
           US Treasury securities                                                           48,009                  --
           Cash and cash equivalents                                                        55,627              24,892
           Restricted cash                                                                  12,857              24,657
           Interest rate agreements                                                          2,517               2,100
           Accrued interest receivable                                                      18,482              23,119
           Investment in RWT Holdings, Inc.                                                 15,124                  --
           Loan to RWT Holdings, Inc.                                                        6,500                  --
           Receivable from RWT Holdings, Inc.                                                  445                  --
           Other assets                                                                      2,024               2,807
                                                                                       -----------         -----------
                                                                                       $ 2,832,448         $ 3,444,197
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES

           Short-term debt                                                             $ 1,257,570         $ 1,914,525
           Long-term debt, net                                                           1,305,560           1,172,801
           Accrued interest payable                                                         10,820              14,476
           Accrued expenses and other liabilities                                            3,022               2,172
           Dividends payable                                                                   686               5,686
                                                                                       -----------         -----------
                                                                                         2,577,658           3,109,660
                                                                                       -----------         -----------

           Commitments and contingencies (See Note 12)

           STOCKHOLDERS' EQUITY

           Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
               Convertible 909,518 shares authorized, issued and outstanding
               ($28,882 aggregate liquidation preference)                                   26,736              26,736
           Common stock, par value $0.01 per share;
               49,090,482 shares authorized;
               11,251,556 and 14,284,657 issued and outstanding                                113                 143
           Additional paid-in capital                                                      279,201             324,555
           Accumulated other comprehensive income                                             (370)            (10,071)
           Cumulative earnings                                                               6,412              43,783
           Cumulative distributions to stockholders                                        (57,302)            (50,609)
                                                                                       -----------         -----------
                                                                                           254,790             334,537
                                                                                       -----------         -----------
                                                                                       $ 2,832,448         $ 3,444,197
                                                                                       ===========         ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                                            Years Ended December 31,
                                                                                    1998               1997              1996
                                                                                ------------       ------------      ------------
INTEREST INCOME
Mortgage loans: held-for-sale
   Residential                                                                  $      9,005       $         --      $         --
   Commercial                                                                            102                 --                --
                                                                                ------------       ------------      ------------
                                                                                       9,107                 --                --
                                                                                ------------       ------------      ------------
Mortgage loans: held-for-investment
   Residential                                                                       112,242             65,328             5,184
                                                                                ------------       ------------      ------------
                                                                                     112,242             65,328             5,184
                                                                                ------------       ------------      ------------

Mortgage securities: trading                                                          46,162                 --                --
Mortgage securities: available-for-sale                                               52,638            131,950            61,240
US Treasury securities                                                                   575                 --                --
Cash and cash equivalents                                                              2,080              1,326               860
                                                                                ------------       ------------      ------------
   Total interest income                                                             222,804            198,604            67,284
                                                                                ------------       ------------      ------------

INTEREST EXPENSE
Short-term debt                                                                      114,763            140,140            49,191
Long-term debt                                                                        81,361             20,137                --
                                                                                ------------       ------------      ------------
   Total interest expense                                                            196,124            160,277            49,191
                                                                                ------------       ------------      ------------

Net interest rate agreements expense                                                   3,514              3,741             1,158
                                                                                ------------       ------------      ------------

NET INTEREST INCOME                                                                   23,166             34,586            16,935

Provision for credit losses                                                            1,120              2,930             1,696
Equity in (earnings) losses of RWT Holdings, Inc.                                      4,676                 --                --
Operating expenses                                                                     5,876              4,658             2,554
Other (income) expenses                                                                 (139)                --                --
                                                                                ------------       ------------      ------------
Income before unrealized and realized gains (losses) on assets                        11,633             26,998            12,685

Net unrealized and realized gains (losses) on assets                                 (38,943)               563                --
                                                                                ------------       ------------      ------------
Income (loss) before preferred dividend and change in accounting principle           (27,310)            27,561            12,685
Less cash dividends on Class B preferred stock                                         2,747              2,815             1,148
                                                                                ------------       ------------      ------------
Income (loss) before change in accounting principle                                  (30,057)            24,746            11,537
Cumulative transition effect of adopting SFAS No. 133 (See Note 2)                   (10,061)                --                --
                                                                                ------------       ------------      ------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                              $    (40,118)      $     24,746      $     11,537
                                                                                ============       ============      ============

EARNINGS PER SHARE:
        Basic:
        Income (loss) before change in accounting principle                     $      (2.28)      $       1.86      $       1.45
        Cumulative transition effect of adopting SFAS No. 133                   $      (0.76)      $         --      $         --
        Net income (loss)                                                       $      (3.04)      $       1.86      $       1.45

        Diluted:
        Income (loss) before change in accounting principle                     $      (2.28)      $       1.81      $       1.32
        Cumulative transition effect of adopting SFAS No. 133                   $      (0.76)      $         --      $         --
        Net income (loss)                                                       $      (3.04)      $       1.81      $       1.32

Weighted average shares of common stock and common stock equivalents:
        Basic                                                                     13,199,819         13,334,163         7,950,175
        Diluted                                                                   13,199,819         13,680,410         8,744,184



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                Class B                                                              Accumulated
                                             Preferred stock                 Common stock              Additional        other
                                      ---------------------------     ---------------------------       paid-in      comprehensive
                                        Shares          Amount          Shares          Amount          capital         income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                     --     $        --       5,517,299     $        55     $    73,895     $    (5,476)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Income (loss) before
    preferred dividend                         --              --              --              --              --              --

    Net unrealized gain on
    assets available-for-sale                  --              --              --              --              --           2,016


    Total comprehensive income                 --              --              --              --              --              --

Issuance of preferred stock             1,006,250          29,579              --              --              --              --

Issuance of common stock                       --              --       5,479,273              55         113,612              --

Dividends declared:
    Preferred                                  --              --              --              --              --              --
    Common                                     --              --              --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996              1,006,250          29,579      10,996,572             110         187,507          (3,460)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Income (loss) before
    preferred dividend                         --              --              --              --              --              --

    Net unrealized loss on
    assets available-for-sale                  --              --              --              --              --          (6,611)


    Total comprehensive income                 --              --              --              --              --              --

Conversion of preferred stock             (96,732)         (2,843)         96,732               1           2,842              --

Issuance of common stock                       --              --       4,031,353              41         157,321              --

Repurchase of common stock                     --              --        (840,000)             (9)        (23,115)             --

Dividends declared:
    Preferred                                  --              --              --              --              --              --
    Common                                     --              --              --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                909,518          26,736      14,284,657             143         324,555         (10,071)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Income (loss) before
    preferred dividend and
    change in accounting principle             --              --              --              --              --              --

    Reclassification adjustment
    due to adoption of SFAS
    No. 133                                    --              --              --              --              --          19,457

    Net unrealized loss on
    assets available-for-sale                  --              --              --              --              --          (9,756)


    Total comprehensive income                 --              --              --              --              --              --

Cumulative transition effect
  of adopting SFAS 133                         --              --              --              --              --              --

Issuance of common stock                       --              --          98,399               1           1,563              --

Repurchase of common stock                     --              --      (3,131,500)            (31)        (46,917)             --

Dividends declared:
    Preferred                                  --              --              --              --              --              --
    Common                                     --              --              --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                909,518     $    26,736      11,251,556     $       113     $   279,201     $      (370)
===================================================================================================================================



                                                         Cumulative
                                        Cumulative    distributions to
                                         earnings       stockholders       Total
-----------------------------------------------------------------------------------
Balance, December 31, 1995              $     3,537     $    (3,721)    $    68,290
-----------------------------------------------------------------------------------
Comprehensive income:
    Income (loss) before
    preferred dividend                       12,685              --          12,685

    Net unrealized gain on
    assets available-for-sale                    --              --           2,016
                                                                        -----------

    Total comprehensive income                   --              --          14,701

Issuance of preferred stock                      --              --          29,579

Issuance of common stock                         --              --         113,667

Dividends declared:
    Preferred                                    --          (1,148)         (1,148)
    Common                                       --         (14,084)        (14,084)
-----------------------------------------------------------------------------------
Balance, December 31, 1996                   16,222         (18,953)        211,005
-----------------------------------------------------------------------------------
Comprehensive income:
    Income (loss) before
    preferred dividend                       27,561              --          27,561

    Net unrealized loss on
    assets available-for-sale                    --              --          (6,611)
                                                                        -----------

    Total comprehensive income                   --              --          20,950

Conversion of preferred stock                    --              --               0

Issuance of common stock                         --              --         157,362

Repurchase of common stock                       --              --         (23,124)

Dividends declared:
    Preferred                                    --          (2,815)         (2,815)
    Common                                       --         (28,841)        (28,841)
-----------------------------------------------------------------------------------
Balance, December 31, 1997                   43,783         (50,609)        334,537
-----------------------------------------------------------------------------------
Comprehensive income:
    Income (loss) before
    preferred dividend and
    change in accounting principle          (27,310)             --         (27,310)

    Reclassification adjustment
    due to adoption of SFAS
    No. 133                                      --              --          19,457

    Net unrealized loss on
    assets available-for-sale                    --              --          (9,756)
                                                                        -----------

    Total comprehensive income                   --              --         (17,609)

Cumulative transition effect
  of adopting SFAS 133                      (10,061)             --         (10,061)

Issuance of common stock                         --              --           1,564

Repurchase of common stock                       --              --         (46,948)

Dividends declared:
    Preferred                                    --          (2,747)         (2,747)
    Common                                       --          (3,946)         (3,946)
-----------------------------------------------------------------------------------
Balance, December 31, 1998              $     6,412     $   (57,302)    $   254,790
===================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                      Years Ended December 31,
                                                                               1998              1997            1996
                                                                            -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) available to common stockholders                 $   (40,118)     $    24,746      $    11,537
         Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                Depreciation and amortization                                    32,046           27,066            6,042
                Provision for credit losses on mortgage assets                    1,120            2,930            1,696
                Equity in (earnings) losses of RWT Holdings, Inc.                 4,676               --               --
                Net unrealized and realized (gains) losses on assets             38,943             (563)              --
                Cumulative effect of adopting SFAS No. 133                       10,061               --               --
         Purchases of mortgage loans: held-for-sale                              (8,296)              --               --
         Proceeds from sales of mortgage loans: held-for-sale                   688,941               --               --
         Principal payments on mortgage loans: held-for-sale                    202,965               --               --
         Purchases of mortgage securities: trading                             (149,934)              --               --
         Principal payments on mortgage securities: trading                     433,314               --               --
         Purchases of US Treasury securities                                    (49,704)              --               --
         Purchases of interest rate agreements                                  (12,349)              --               --
         Proceeds from sales of interest rate agreements                          2,769               --               --
         (Increase) decrease in accrued interest receivable                       4,637           (8,985)         (12,267)
         (Increase) decrease in other assets                                        595               11             (985)
         Increase (decrease) in accrued interest payable                         (3,656)             416           12,770
         Increase in accrued expenses and other liabilities                         850            1,411              534
                                                                            -----------      -----------      -----------
                    Net cash provided by operating activities                 1,156,861           47,032           19,327
                                                                            -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of mortgage loans: held-for-investment                    (1,596,673)      (1,322,732)        (527,597)
         Proceeds from sales of mortgage loans: held-for-investment             369,119               --               --
         Principal payments on mortgage loans: held-for-investment              475,905          288,982           26,482
         Purchases of mortgage securities: available-for-sale                  (231,167)        (978,979)      (1,455,267)
         Proceeds from sales of mortgage securities: available-for-sale           9,296           88,284               --
         Principal payments on mortgage securities: available-for-sale          443,057          684,150          231,942
         Purchases of interest rate agreements                                   (2,024)          (7,892)          (4,427)
         Net (increase) decrease in restricted cash                              11,800          (24,657)              --
         Investment in RWT Holdings, Inc., net of dividends received            (19,800)              --               --
         Loans to RWT Holdings, Inc., net of repayments                          (6,500)              --               --
         Increase in receivable from RWT Holdings, Inc.                            (445)              --               --
                                                                            -----------      -----------      -----------
                    Net cash used in investing activities                      (547,432)      (1,272,844)      (1,728,867)
                                                                            -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of (repayments on) short-term debt         (656,955)         (38,578)       1,582,787
         Proceeds from issuance of long-term debt                               635,193        1,285,197               --
         Repayments on long-term debt                                          (502,601)        (112,798)              --
         Net proceeds from issuance of preferred stock                               --               --           29,579
         Net proceeds from issuance of common stock                               1,564          157,362          113,667
         Repurchases of common stock                                            (46,948)         (23,124)              --
         Increase (decrease) in dividends payable - preferred                        --              (73)             760
         Dividends paid on common stock                                          (8,946)         (28,350)         (11,010)
                                                                            -----------      -----------      -----------
                    Net cash provided by (used in) financing activities        (578,693)       1,239,636        1,715,783
                                                                            -----------      -----------      -----------

Net increase in cash and cash equivalents                                        30,735           13,824            6,243

Cash and cash equivalents at beginning of year                                   24,892           11,068            4,825
                                                                            -----------      -----------      -----------

Cash and cash equivalents at end of year                                    $    55,627      $    24,892      $    11,068
                                                                            ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                             $   199,762      $   160,690      $    36,831
                                                                            ===========      ===========      ===========
Non-cash transactions
         Conversion of preferred stock                                      $        --      $     2,843      $        --
                                                                            ===========      ===========      ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE 1.   THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia and the equity interest in Holdings. The Company acquires and manages real estate mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). The Company currently acquires Mortgage Assets that are secured by single-family or commercial real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use other securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets and may sell Mortgage Assets from time to time.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. Substantially all of the assets of Sequoia are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant inter-company balances and transactions with Sequoia have been eliminated in the consolidation of the Company. Certain amounts for prior periods have been reclassified to conform to the 1998 presentation.

During March 1998, the Company acquired an equity interest in Holdings, which originates, acquires, accumulates, services and sells residential and commercial Mortgage Loans. The Company owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. As the Company does not own the voting common stock of Holdings or control Holdings, its investment in Holdings is accounted for under the equity method. Under this method, original equity investments in Holdings are recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received.

USE OF ESTIMATES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

Fair Value. Management estimates the fair value of its financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Management's estimates are inherently subjective in nature and involve matters of uncertainty and judgement to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 6 and 9.

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

ADOPTION OF SFAS NO. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 1998. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type transition adjustment of $10.1 million (loss) in earnings to recognize at fair value the ineffective portion of all interest rate agreements that were previously designated as part of a hedging relationship.

The Company, upon its adoption of SFAS No. 133, also reclassified $1.53 billion of mortgage securities from available-for-sale to trading. This reclassification resulted in an $11.9 million reclassification loss adjustment, which was transferred from other comprehensive income to current earnings effective July 1, 1998. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity. Immediately after the adoption of SFAS No. 133 and the reclassification, the Company elected to not seek hedge accounting for any of the Company's interest rate agreements.

MORTGAGE ASSETS

The Company's Mortgage Assets consist of Mortgage Loans and Mortgage Securities. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using methods that approximate the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

Mortgage Loans: Held-for-Sale
Effective September 30, 1998, the Company elected to reclassify certain short-funded Mortgage Loans from held-for-investment to held-for-sale. These Mortgage Loans are carried at the lower of cost or aggregate market value. Realized and unrealized gains and losses on these loans are recognized in "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Some of the Mortgage Loans purchased by the Company for which securitization or sale is contemplated are committed for sale by the Company to Holdings, or a subsidiary of Holdings, under a Master Forward Commitment Agreement. As the forward commitment is entered into on the same date that the Company purchases the loans, the price under the forward commitment is the same as the price that the Company paid for the Mortgage Loans, as established by the external market. Fair value is therefore equal to the commitment price, which is the carrying value of the Mortgage Loans. Accordingly, no gain or loss is recognized on sales to Holdings or subsidiaries of Holdings.

Mortgage Loans: Held-for-Investment

Mortgage Loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts, and net of the related allowance for credit losses.

Mortgage Securities: Trading

Effective July 1, 1998, concurrent with the adoption of SFAS No. 133, the Company elected to reclassify all of its short-funded Mortgage Securities from available-for-sale to trading. Mortgage Securities classified as trading are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Mortgage Securities: Available-for-Sale

Prior to the adoption of SFAS No. 133, the Company, in accordance with SFAS No. 115, classified all of its Mortgage Securities as available-for-sale investments as the Company, from time to time, sold some of its Mortgage Securities as part of its overall management of its balance sheet. Effective July 1, 1998, the Company reclassified all of its short-funded Mortgage Securities as trading investments, while all equity-funded Mortgage Securities remained in the available-for-sale classification. All Mortgage Securities classified as available-for-sale are carried at estimated fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Other Comprehensive Income in stockholders' equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity.

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

US TREASURY SECURITIES

US Treasury securities include notes issued by the US Government. Interest is recognized as revenue when earned according to the terms of the Treasury securities. Discounts and premiums are amortized into interest income over the life of the security using methods that approximate the effective yield method. Such securities are recorded at their estimated fair market value with unrealized gains and losses recognized as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. As of December 31, 1998, cash equivalents include $25 million in repurchase agreements.

RESTRICTED CASH

Restricted cash of the Company includes principal and interest payments on mortgage loans held as collateral for the Company's Long-Term Debt, and cash pledged as collateral on certain interest rate agreements.

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

Interest Rate Agreements Classified as Trading

Interest Rate Agreements that are designated as trading are not linked to specific assets and liabilities or to a forecasted transaction, or otherwise are not designated and, therefore do not qualify for hedge accounting. Accordingly, interest rate agreements classified as trading are reported at their estimated fair value with changes in their fair value reported in current-period earnings in "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

Interest Rate Agreements Classified as Hedges

Interest Rate Agreements that are designated as hedges are linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, or otherwise qualify for hedge accounting. The Company currently does not have any Interest Rate Agreements classified as hedges.

Prior to the adoption of SFAS No. 133, Interest Rate Agreements that were hedging Mortgage Securities available-for-sale were carried at fair value with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income in stockholders' equity, consistent with the reporting of unrealized gains and losses on the related securities. Similarly, Interest Rate Agreements that were used to hedge Mortgage Loans, Short-Term Debt or Long-Term Debt were carried at amortized cost. Realized gains and losses from the settlement or early termination of Interest Rate Agreements were deferred and amortized into net interest income over the remaining term of the original Interest Rate Agreement, or, if shorter, over the remaining term of the associated hedged asset or liability, as adjusted for estimated future principal repayments.

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

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code (the "Code") and the corresponding provisions of State law. In order to qualify as a REIT, the Company must annually distribute at least 95% of its taxable income to stockholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

Under the Internal Revenue Code of 1986, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Because the Company had already distributed more dividends than it had earned in taxable income as of December 31, 1998, the preferred dividend paid in January 1999 is not considered taxable income to shareholders in 1998.

NET INCOME PER SHARE

Net income per share for the years ended December 31, 1998, 1997 and 1996 is shown in accordance with SFAS No. 128, Earnings Per Share, which was effective for fiscal years ended after December 15, 1997 and requires restatement of prior period earnings per share ("EPS"). Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

(IN THOUSANDS, EXCEPT SHARE DATA)                                             YEARS ENDED DECEMBER 31,
                                                                      1998              1997              1996
                                                                  ------------------------------------------------
NUMERATOR:
     Numerator for basic and diluted earnings per share--
        Income (loss) before preferred dividend and
          change in accounting principle                          $    (27,310)     $     27,561      $     12,685
        Cash dividends on Class B preferred stock                       (2,747)           (2,815)           (1,148)
                                                                  ------------------------------------------------
        Income (loss) before change in accounting principle            (30,057)           24,746            11,537
        Cumulative transition effect of adopting SFAS No. 133          (10,061)               --                --
                                                                  ------------------------------------------------
        Basic and Diluted EPS - Net income (loss) available
          to common stockholders                                  $    (40,118)     $     24,746      $     11,537
                                                                  ================================================
DENOMINATOR:
     Denominator for basic earnings per share--
        Weighted average number of common shares
          outstanding during the period                             13,199,819        13,334,163         7,950,175
        Net effect of dilutive stock options                                --           191,513           175,391
        Net effect of dilutive stock warrants (a)                           --           154,734           618,618
                                                                  ------------------------------------------------
     Denominator for diluted earnings per share--                   13,199,819        13,680,410         8,744,184
                                                                  ================================================
BASIC:
     Income (loss) before change in accounting principle          $      (2.28)     $       1.86      $       1.45
     Cumulative transition effect of adopting SFAS No. 133        $      (0.76)               --                --
     Net income per share                                         $      (3.04)     $       1.86      $       1.45
DILUTED:
     Income (loss) before change in accounting principle          $      (2.28)     $       1.81      $       1.32
     Cumulative transition effect of adopting SFAS No. 133        $      (0.76)               --                --
     Net income per share                                         $      (3.04)     $       1.81      $       1.32

(a) The stock warrants expired on December 31, 1997.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on assets available-for-sale, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Statement of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity. As of December 31, 1998 and December 31, 1997, the only component of Accumulated Other Comprehensive Income is unrealized gains and losses on assets available-for-sale.

RECENT ACCOUNTING PRONOUNCEMENT

In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No. 65, Accounting for Certain Mortgage Backed Securities, to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998, with earlier application encouraged. At this time, the impact of adopting this statement is not known.

NOTE 3. MORTGAGE ASSETS

At December 31, 1998 and 1997, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgages on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At December 31, 1998 and 1997, the average annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.95% and 6.86%, respectively, based on the reported cost of the assets. Of the Mortgage Assets owned by the Company at December 31, 1998, 76% are adjustable-rate mortgages, 23% are hybrid mortgages and 1% are fixed-rate mortgages. The coupons on 64% of the adjustable-rate Mortgage Assets are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) while another 36% are not limited by such periodic caps. Most of the coupons on the adjustable-rate Mortgage Assets owned by the Company are limited by lifetime caps. At December 31, 1998 and 1997, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.48% and 12.08%, respectively.

At December 31, 1998 and 1997 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

(IN THOUSANDS)           DECEMBER 31, 1998
                         -----------------
Current Face                $ 274,630
Unamortized Discount           (1,099)
Unamortized Premium               670
                            ---------
Carrying Value              $ 274,201
                            =========

At September 30, 1998, the Company elected to reclassify certain short-funded Mortgage Loans from held-for-investment to held-for-sale. As a result, the Company recognized a lower of cost or market loss adjustment of $6.5 million for the year ended December 31, 1998. Also during the year ended December 31, 1998, the Company sold Mortgage Loans held-for-sale with an amortized cost of $684.4 million for proceeds of $689.0 million, resulting in a net gain of $4.6 million. There were no such sales during the years ended December 31, 1997 and 1996. The lower of cost or market adjustments and net gains on sales are reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

MORTGAGE LOANS: HELD-FOR-INVESTMENT

(IN THOUSANDS)                  DECEMBER 31, 1998    DECEMBER 31, 1997
                                -----------------    -----------------
Current Face                       $ 1,118,375         $ 1,519,837
Unamortized Discount                        --                  --
Unamortized Premium                     16,709              34,844
                                   -----------         -----------
Amortized Cost                       1,135,084           1,554,681
Allowance for Credit Losses             (3,784)             (2,855)
                                   -----------         -----------
Carrying Value                     $ 1,131,300         $ 1,551,826
                                   ===========         ===========

During the year ended December 31, 1998, the Company sold Mortgage Loans held-for-investment with an amortized cost of $370.1 million for proceeds of $369.1 million, resulting in a net loss of $1.0 million. There were no such sales during the years ended December 31, 1997 and 1996. This loss is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

MORTGAGE SECURITIES: TRADING

                                            DECEMBER 31, 1998
(IN THOUSANDS)                AGENCY            NON-AGENCY            TOTAL
                            -----------         -----------         -----------
Current Face                $   609,826         $   640,923         $ 1,250,749
Unamortized Discount                 (5)             (3,084)             (3,089)
Unamortized Premium               7,602               2,393               9,995
                            -----------         -----------         -----------
Carrying Value              $   617,423         $   640,232         $ 1,257,655
                            ===========         ===========         ===========

Effective July 1, 1998, the Company elected to reclassify all of its short-funded Mortgage Securities from available-for-sale to trading (see Note
2). As a result of this reclassification, the Company recognized an $11.9 million reclassification loss adjustment (gross gains of $0.4 million, gross losses of $12.3 million), which was transferred from other comprehensive income to current earnings effective July 1, 1998. Additionally, for the year ended December 31, 1998, the Company recognized a mark-to-market loss of $17.5 million on Mortgage Securities classified as trading. The entire net unrealized loss of $29.4 million is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

MORTGAGE SECURITIES: AVAILABLE-FOR-SALE

                                           DECEMBER 31, 1998                              DECEMBER 31, 1997
(IN THOUSANDS)                   AGENCY       NON-AGENCY         TOTAL          AGENCY        NON-AGENCY         TOTAL
                               -----------    -----------     -----------     -----------     -----------     -----------
Current Face                            --    $    17,281     $    17,281     $   953,937     $   825,438     $ 1,779,375
Unamortized Discount                    --         (8,015)         (8,015)           (174)        (12,268)        (12,442)
Unamortized Premium                     --             --              --          32,722          18,606          51,328
                               -----------    -----------     -----------     -----------     -----------     -----------
Amortized Cost                          --          9,266           9,266         986,485         831,776       1,818,261
Allowance for Credit Losses             --         (1,189)         (1,189)             --          (2,076)         (2,076)
Gross Unrealized Gains                  --            313             313           2,598           3,984           6,582
Gross Unrealized Losses                 --           (683)           (683)         (4,286)         (3,685)         (7,971)
                               -----------    -----------     -----------     -----------     -----------     -----------
Carrying Value                          --    $     7,707     $     7,707     $   984,797     $   829,999     $ 1,814,796
                               ===========    ===========     ===========     ===========     ===========     ===========

During the years ended December 31, 1998 and 1997, the Company sold Mortgage Securities available-for-sale with an amortized cost of $9.3 million and $87.6 million, respectively. Proceeds and realized gains and losses on the sales of Mortgage Securities available-for-sale for the years ended December 31, 1998 and 1997 are presented below. No such sales occurred for the year ended December 31, 1996.

(IN THOUSANDS)                                          1998            1997
                                                      --------        --------
Proceeds from sales                                   $  9,296        $ 88,284

Gross gains                                           $      6        $    746
Gross losses                                                --             (28)
Write-down on related interest rate agreements              --            (155)
                                                      --------        --------
Net gain on sales                                     $      6        $    563
                                                      ========        ========

The Company also recognized a $0.7 million loss on the write-down of certain Mortgage Securities available-for-sale during the first quarter of 1998. The gains and losses on the sales and write-downs of Mortgage Securities available-for-sale are reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Allowance for Credit Losses activity:

                                         YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                       1998            1997            1996
                                    -------         -------         -------
Balance at beginning of year        $ 4,931         $ 2,180         $   490
Provision for credit losses           1,120           2,930           1,696
Charge-offs                          (1,078)           (179)             (6)
                                    -------         -------         -------
Balance at end of year              $ 4,973         $ 4,931         $ 2,180
                                    =======         =======         =======

The Allowance for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets.


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

The components of the Bond Collateral are summarized as follows:

(IN THOUSANDS)                               DECEMBER 31, 1998  DECEMBER 31, 1997
                                             -----------------  -----------------
Mortgage loans: held-for-sale                   $  197,646                --
Mortgage loans: held-for-investment, net         1,131,300        $1,191,487
Restricted cash                                     12,857            24,657
Accrued interest receivable                          7,707             7,401
                                                ----------        ----------
                                                $1,349,510        $1,223,545
                                                ==========        ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.


NOTE 6. INTEREST RATE AGREEMENTS

At December 31, 1998, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value. The amortized cost and carrying value of the Company's Interest Rate Agreements classified as hedges at December 31, 1997 are summarized as follows:

(IN THOUSANDS)              DECEMBER 31, 1997
                            -----------------
Amortized Cost                 $ 10,781
Gross Unrealized Gains              650
Gross Unrealized Losses          (9,331)
                               --------
Carrying Value                 $  2,100
                               ========

On July 1, 1998, as a result of adopting SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type transition adjustment of $10.1 million loss in earnings to recognize at fair value the ineffective portion of Interest Rate Agreements that were previously designated as part of a hedging relationship (see Note 2). This loss is reflected on the Consolidated Statements of Operations as Cumulative Transition Effect of Adopting SFAS No. 133. Approximately $7.6 million of this transition adjustment was transferred from other comprehensive income to current earnings. Additionally, during the year ended December 31, 1998, the Company recognized a net loss of $5.9 million as a result of mark-to-market adjustments on interest rate agreements classified as trading. This loss is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.

                                      NOTIONAL AMOUNTS                        CREDIT EXPOSURE (a)
(IN THOUSANDS)              DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1997
                            -----------------   -----------------   -----------------   -----------------
Interest Rate Options          $3,569,200          $4,862,200                  --                  --
Interest Rate Swaps               440,000             473,000          $    8,673          $   12,392
Interest Rate Futures                  --              58,000                  --                  46
                               ==========          ==========          ==========          ==========
Total                          $3,915,200          $5,393,200          $    8,673          $   12,438
                               ==========          ==========          ==========          ==========

(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

Interest Rate Options, which may include caps, floors, call and put corridors, options on futures and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. Interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Call (put) corridors will cause the Company to incur a gain (loss) to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a call or put corridor is established at the time of the transaction by establishing minimum and maximum index rates. The Company will receive cash on the options on futures if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. Swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The Company's credit risk on the Options is limited to the carrying value of the Options agreements. The credit risk on options on futures is limited due by the fact that the exchange and its members are required to satisfy the obligations of any member that fails to perform.

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

Interest Rate Futures ("Futures") are contracts for the delivery of securities or cash in which the seller agrees to deliver on a specified future date, a specified instrument (or the cash equivalent), at a specified price or yield. Under these agreements, if the Company has sold (bought) the futures, the Company will generally receive additional cash flows if interest rates rise
(fall). Conversely, the Company will generally pay additional cash flows if interest rates fall (rise). Similar to options on futures, the credit risk on futures is limited by the requirement that the exchange and its members make good on obligations of any member that fails to perform.

In general, the Company has incurred credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a "primary government dealer", ii) affiliates of "primary government dealers", or iii) rated BBB or higher. Furthermore, the Company has entered into Interest Rate Agreements with several different counterparties in order to diversify the credit risk exposure.


NOTE 7. SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets and US Treasury securities.

At December 31, 1998, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.62% and a weighted average remaining maturity of 48 days. This debt was collateralized with $1.3 billion of Mortgage Assets and US Treasury securities. At December 31, 1997, the Company had $1.9 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 6.00% and a weighted average remaining maturity of 64 days. This debt was collateralized with $2.0 billion of Mortgage Assets.

Holdings may borrow under several of the Company's Short-Term Debt agreements as a co-borrower. As of December 31, 1998, Holdings had no outstanding borrowings under these agreements.

At December 31, 1998 and December 31, 1997, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)              DECEMBER 31, 1998   DECEMBER 31, 1997
                            -----------------   -----------------
Within 30 days                 $  428,292          $  823,545
30 to 90 days                     714,114             533,543
Over 90 days                      115,164             557,437
                               ----------          ----------
Total Short-Term Debt          $1,257,570          $1,914,525
                               ==========          ==========

For the years ended December 31, 1998, 1997 and 1996, the average balance of Short-Term Debt was $2.0 billion, $2.4 billion and $0.9 billion with a weighted average interest cost of 5.81%, 5.86% and 5.71%, respectively. The maximum balance outstanding during the years ended December 31, 1998, 1997 and 1996 was $2.5 billion, $3.1 billion and $2.0 billion, respectively.


NOTE 8. LONG-TERM DEBT

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

The components of the Long-Term Debt at December 31, 1998 and 1997 along with selected other information are summarized below:

(IN THOUSANDS)                              DECEMBER 31, 1998     DECEMBER 31, 1997
                                            -----------------     -----------------
Long-Term Debt                                 $ 1,303,405           $ 1,170,709
Unamortized premium on Long-Term Debt                5,783                 5,795
Deferred bond issuance costs                        (3,628)               (3,703)
                                               -----------           -----------
     Total Long-Term Debt                      $ 1,305,560           $ 1,172,801
                                               ===========           ===========

Range of weighted-average interest rates, by series          5.75% to 6.55%          6.06% to 6.50%
Stated maturities                                               2017 - 2029             2024 - 2029
Number of series                                                          3                       2

For the years ended December 31, 1998 and 1997, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.38% and 6.31%, respectively. At December 31, 1998 and 1997, interest payable on Long-Term Debt was $4.2 million and $2.6 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.


NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997.

(IN THOUSANDS)                                                DECEMBER 31, 1998                     DECEMBER 31, 1997
                                                     CARRYING VALUE        FAIR VALUE        CARRYING VALUE        FAIR VALUE
                                                     --------------        ----------        --------------        ----------
Assets
      Mortgage Loans: held-for-sale                    $  274,201          $  274,302                  --                  --
      Mortgage Loans: held-for-investment              $1,131,300          $1,120,376          $1,551,826          $1,552,585
      Mortgage Securities: trading                     $1,257,655          $1,257,655                  --                  --
      Mortgage Securities: available-for-sale          $    7,707          $    7,707          $1,814,796          $1,814,796
      US Treasury Securities                           $   48,009          $   48,009                  --                  --
      Interest Rate Agreements                         $    2,517          $    2,517          $    2,100          $    1,522
      Investment in RWT Holdings, Inc.                 $   15,124          $   15,124                  --                  --
Liabilities
      Long-Term Debt                                   $1,305,560          $1,302,330          $1,172,801          $1,172,938

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

As of December 31, 1998 and 1997, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At December 31, 1998 and 1997, there were 909,518 shares of the Preferred Stock outstanding.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At December 31, 1998 and 1997, 273,312 and 1,158,404 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At December 31, 1998 and 1997, 381,298 and 354,265 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. For the years ended December 31, 1998, 1997 and 1996, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $55,222, $437,393 and $328,374, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of the Company's Plan as of December 31 and changes during the years ending on those dates is presented below.

                                                     1998                       1997                       1996
                                           -----------------------    -----------------------    -----------------------

                                                          WEIGHTED                  WEIGHTED                    WEIGHTED
                                                          AVERAGE                   AVERAGE                      AVERAGE
                                                          EXERCISE                  EXERCISE                    EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)           SHARES         PRICE        SHARES        PRICE       SHARES         PRICE
                                           ----------     --------    ----------    ---------    ----------     --------
Outstanding options at January 1              840,644      $29.79        421,583      $19.05        310,857      $ 9.48
   Options granted                            929,125      $16.73        460,328      $37.08        141,300      $36.01
   Options exercised                          (29,723)     $ 0.11        (54,485)     $ 0.89        (42,083)     $ 0.11
   Options canceled                            (2,699)     $29.81             --          --             --          --
   Dividend equivalent rights earned            2,440          --         13,218          --         11,509          --
                                           ----------                 ----------                 ----------
Outstanding options at December 31          1,739,787      $23.68        840,644      $29.79        421,583      $19.05
                                           ==========                 ==========                 ==========

Options exercisable at year-end               336,121      $25.95         81,774      $22.10         27,109      $24.48
Weighted average fair value of options
granted during the year                    $     1.63                 $     3.17                 $     2.34

The following table summarizes information about stock options outstanding at December 31, 1998.

                                               OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                ----------------------------------------------------    -----------------------------------
                                                 WEIGHTED-AVERAGE
              RANGE OF            NUMBER            REMAINING       WEIGHTED-AVERAGE       NUMBER          WEIGHTED-AVERAGE
          EXERCISE PRICES       OUTSTANDING      CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE        EXERCISE PRICE
          --------------------------------------------------------------------------    -----------------------------------
               $0 to 8              55,948                6.6          $    1.00             42,629          $    0.89
               12 to 19            737,745                9.2          $   15.18             94,738          $   18.18
               20 to 30            445,192                8.9          $   22.12             35,403          $   22.39
               36 to 38            379,800                8.0          $   37.45            158,642          $   37.43
               45 to 53            121,102                8.5          $   45.68              4,709          $   48.97
                                 ---------                                                ---------
               $0 to 53          1,739,787                8.7          $   23.49            336,121          $   25.95
                                 =========                                                =========

At December 31, 1998, the Company had one Stock Option Plan, which is described above. The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its Plan. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                      1998                 1997                1996
                                                   ---------------------------------------------------
Net income (loss)             As reported          $  (40,118)          $   24,746          $   11,537
(IN THOUSANDS)                Pro Forma            $  (40,674)          $   24,504          $   11,535

Basic net income (loss)       As reported          $    (3.04)          $     1.86          $     1.45
per share                     Pro Forma            $    (3.08)          $     1.84          $     1.45

Diluted net income (loss)     As reported          $    (3.04)          $     1.81          $     1.32
per share                     Pro Forma            $    (3.08)          $     1.79          $     1.32

For purposes of determining values for use in the above tables, the 1998 values are based on American valuation using the Black/Scholes option pricing model as of the various grant dates, using the following principal assumptions: expected stock price volatility 33%, risk free rates of return based on the 5 year treasury rate at the date of grant and a post-option dividend growth rate of 10%. No adjustments have been made for forfeitures or non-transferability. The actual value, if any, that the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

STOCK REPURCHASES

In 1997, the Company's Board of Directors approved the repurchase of 1,455,000 shares of the Company's Common Stock. In 1998, the Company's Board of Directors approved the repurchase of an additional 4,000,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 3,131,500 shares of its Common Stock for $46.9 million during 1998 and 840,000 shares of its Common Stock for $23.1 million during 1997. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.


NOTE 11. RELATED PARTY TRANSACTIONS

PURCHASES OF MORTGAGE LOANS

During the second quarter of 1998, the Company purchased $525.4 million of Mortgage Loans from Holdings. The Company purchased the Mortgage Loans at their fair market value on the trade date.

SALE OF MORTGAGE LOANS

During December 1998, the Company purchased $8.3 million of commercial mortgage loans. Pursuant to the Master Forward Commitment Agreement with Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, the Company committed to sell the Mortgage Loans to RCF during the first quarter of 1999 at the same price for which the Company acquired the Mortgage Loans.

OTHER

Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance certain Mortgage Loans owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At December 31, 1998, the Company had loaned $6.5 million to Holdings in accordance with the provisions of this arrangement.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the year ended December 31, 1998, a total of $2.3 million of Holdings' operating expenses were paid by the Company and $1.9 million was reimbursed by Holdings. At December 31, 1998, amounts due to the Company from Holdings for operating expenses totaled $444,831.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At December 31, 1998, there were no amounts due to the Company from Holdings for credit support fees.


NOTE 12. COMMITMENTS AND CONTINGENCIES

At December 31, 1998, the Company had entered into commitments to purchase $393,750 of Interest Rate Agreements for settlement in January 1999 and sell $8.3 million of Mortgage Loans to RCF for settlement in February 1999.

At December 31, 1998, the Company is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1999 through 2000 - $311,528; 2001 - $122,625.


NOTE 13. SUBSEQUENT EVENT

On March 4, 1999, the Company's Board of Directors authorized the repurchase of additional shares of its Common Stock pursuant to its stock repurchase program. The maximum number of additional shares authorized for repurchase under this new program is 1,000,000. During the first quarter of 1999 through March 17, 1999, pursuant to its stock repurchase program (see Note 10), the Company repurchased 932,100 shares of the Company's Common Stock for $13.9 million.

NOTE 14.   QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

(IN THOUSANDS, EXCEPT SHARE DATA)                                                            THREE MONTHS ENDED
                                                                           ---------------------------------------------------------
                                                                           MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                                           ---------------------------------------------------------
1998
Operating results:
         Interest income                                                   $ 53,861       $ 53,783        $ 61,558        $ 53,602
         Interest expense                                                    46,097         50,169          56,170          43,688
         Interest rate agreement expense                                      1,378          1,624             247             265
         Net interest income                                                  6,386          1,990           5,141           9,649
         Income (loss) before change in accounting principle                  2,450           (491)        (37,805)          5,789
         Cumulative transition effect of adopting SFAS No. 133                   --             --         (10,061)             --
         Net income (loss) available to common stockholders                   2,450           (491)        (47,866)          5,789
Per share data:
         Income (loss) before change in accounting principle - diluted         0.17          (0.03)          (2.85)           0.51
         Cumulative transition effect of adopting SFAS No. 133                   --             --           (0.76)             --
         Net income (loss) - diluted                                           0.17          (0.03)          (3.61)           0.51
         Dividends declared per common share (a)                              0.270          0.010              --              --
         Dividends declared per preferred share                               0.755          0.755           0.755           0.755

1997
Operating results:
         Interest income                                                   $ 38,568       $ 49,509        $ 56,543        $ 53,984
         Interest expense                                                    28,900         38,958          45,888          46,531
         Interest rate agreement expense                                        595            839           1,038           1,269
         Net interest income                                                  9,073          9,712           9,617           6,184
         Net income (loss) available to common stockholders                   6,456          7,034           6,859           4,397
Per share data:
         Net income (loss) - diluted                                          0.530          0.520           0.470           0.300
         Dividends declared per common share                                  0.600          0.600           0.600           0.350
         Dividends declared per preferred share                               0.755          0.755           0.755           0.755

(a) Reflects period for which the common dividend was declared. Reported dividends may have been declared during the following quarter.

                    [PRICEWATERHOUSECOOPERS, LLP LETTERHEAD]



                        REPORT OF INDEPENDENT ACCOUNTANTS


February 18, 1999

To The Board of Directors and Shareholders
Redwood Trust, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Redwood Trust, Inc. and Subsidiary (the Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

In July 1998, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This change is discussed in Notes 2, 3 and 6 of the Notes to Consolidated Financial Statements.


/s/ PRICEWATERHOUSECOOPERS, LLP

                               RWT HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 1998

                               RWT HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                 Page
                                                                                 ----
Consolidated Financial Statements - RWT Holdings, Inc.

   Consolidated Balance Sheet at December 31, 1998 .........................     F-25

   Consolidated Statement of Operations for the period from
       April 1, 1998 (commencement of operations) to December 31, 1998 .....     F-26

   Consolidated Statement of Stockholders' Equity for the period from
       April 1, 1998 (commencement of operations) to December 31, 1998 .....     F-27

   Consolidated Statement of Cash Flows for the period from
       April 1, 1998 (commencement of operations) to December 31, 1998 .....     F-28

   Notes to Consolidated Financial Statements ..............................     F-29

Report of Independent Accountants ..........................................     F-34

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)


                                                                                  December 31, 1998
                                                                                  -----------------
ASSETS

           Residential mortgage loans: held-for-sale                                  $ 12,247
           Cash and cash equivalents                                                     9,711
           Accrued interest receivable                                                      78
           Other assets                                                                    742
                                                                                      --------
                                                                                      $ 22,778
                                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES

           Loan from Redwood Trust, Inc.                                              $  6,500
           Payable to Redwood Trust, Inc.                                                  445
           Accrued expenses and other liabilities                                          557
                                                                                      --------
                                                                                         7,502
                                                                                      --------

           Commitments and contingencies (See Note 9)

           STOCKHOLDERS' EQUITY

           Series A preferred stock, par value $0.01 per share; 10,000 shares authorized; 3,960 issued and outstanding
                   ($3,960 aggregate liquidation preference)                            19,800
           Common stock, par value $0.01 per share;
                   10,000 shares authorized; 2,000 issued and outstanding                   --
           Additional paid-in capital                                                      200
           Accumulated deficit                                                          (4,724)
                                                                                      --------
                                                                                        15,276
                                                                                      --------
                                                                                      $ 22,778
                                                                                      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share data)

                                                                     For the period
                                                                      April 1, 1998
                                                                    (commencement of
                                                                      operations) to
                                                                    December 31, 1998
                                                                    -----------------
INCOME
        Interest Income - Mortgage loans                                $ 2,803
        Interest Income - Cash and cash equivalents                         350
        Net unrealized and realized gains on assets                          18
                                                                        -------
                                                                          3,171
                                                                        -------

INTEREST EXPENSE
        Short-term debt                                                   2,503
        Credit support fees                                                 139
        Loans from Redwood Trust, Inc.                                       18
                                                                        -------
                                                                          2,660
                                                                        -------

Total Income after Interest Expense                                         511

OPERATING EXPENSES
        Compensation and benefits                                         3,395
        General and administrative                                        1,840
                                                                        -------
                                                                          5,235
                                                                        -------
NET LOSS                                                                $(4,724)
                                                                        =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period April 1, 1998
(commencement of operations) to December 31, 1998
(In thousands, except share data)


                                     Series A                                                Accumulated
                                  Preferred stock             Common stock       Additional     other
                               ---------------------     ---------------------     paid-in   comprehensive Accumulated
                                Shares       Amount       Shares       Amount      capital       income       deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1998               --     $     --           --     $     --     $     --     $     --     $     --      $     --
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of preferred stock
     Series A                     3,960       19,800           --           --           --           --           --        19,800

Issuance of common stock             --           --        2,000           --          200           --           --           200

Comprehensive income:
     Net loss                        --           --           --           --           --           --       (4,724)       (4,724)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        3,960     $ 19,800        2,000     $     --     $    200     $     --     $ (4,724)     $ 15,276
-----------------------------------------------------------------------------------------------------------------------------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

                                                                     For the period
                                                                      April 1, 1998
                                                                     (commencement of
                                                                      operations) to
                                                                    December 31, 1998
                                                                    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (4,724)
    Adjustments to reconcile net loss to net cash used in
            operating activities:
       Purchases of mortgage loans: held for sale                       (543,296)
       Proceeds from sales of mortgage loans: held for sale              525,418
       Principal payments on mortgage loans                                5,622
       Amortization of mortgage asset premium and discount, net               27
       Net unrealized and realized gains on assets                           (18)
       Increase in accrued interest receivable                               (78)
       Increase in other assets                                             (742)
       Increase in amounts due to Redwood Trust                              445
       Increase in accrued expenses and other liabilities                    557
                                                                       ---------
           Net cash used in operating activities                         (16,789)
                                                                       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt                                        519,347
    Repayments on short-term debt                                       (519,347)
    Loans from Redwood Trust                                              10,500
    Repayment of loans from Redwood Trust                                 (4,000)
    Net proceeds from issuance of preferred stock                         19,800
    Net proceeds from issuance of common stock                               200
                                                                       ---------
           Net cash provided by financing activities                      26,500
                                                                       ---------

Net increase in cash and cash equivalents                                  9,711

Cash and cash equivalents at beginning of period                              --
                                                                       ---------

Cash and cash equivalents at end of period                             $   9,711
                                                                       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                             $   2,518
                                                                       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE 1.   THE COMPANY

RWT Holdings, Inc. ("Holdings") was incorporated in Delaware on February 13, 1998 and commenced operations on April 1, 1998. Holdings' first fiscal year-end is December 31, 1998. Holdings originates, acquires, accumulates, services and sells real estate mortgage loans ("Mortgage Loans"). Redwood Trust, Inc. ("Redwood Trust") owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. Holdings has three subsidiaries which are included in the consolidated financial statements. Redwood Financial Services, Inc. ("RFS") acquires seasoned loan portfolios from banks and thrifts. Redwood Residential Funding, Inc. ("RRF") acquires newly-closed residential loans from mortgage bankers. Redwood Commercial Funding, Inc. ("RCF") originates small balance commercial mortgages. Holdings and its subsidiaries currently utilize both debt and equity to finance acquisitions. Assets are sold as loans or as mortgage securities following securitization. References to Holdings in the following footnotes refer to Holdings and its subsidiaries.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements for the period ended December 31, 1998 include the accounts of Holdings and its subsidiaries. All significant intercompany balances and transactions with Holdings' consolidated subsidiaries have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

Fair Value. Management estimates the fair value of its financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Management's estimates are inherently subjective in nature and involve matters of uncertainty and judgement to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Note 6.

ADOPTION OF SFAS NO. 133

Holdings adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 1998. Upon the adoption of SFAS No. 133, Holdings did not record a transition adjustment, as there were no outstanding derivative instruments. Immediately after the adoption of SFAS No. 133, Holdings elected to not seek hedge accounting for any of its Interest Rate Agreements.


MORTGAGE LOANS: HELD-FOR-SALE

Mortgage Loans are recorded at the lower of cost or aggregate market value. Cost generally consists of the loan principal balance net of any unamortized premium or discount. Interest income is accrued based on the outstanding principal amount of the Mortgage Loans and their contractual terms. Realized and unrealized gains or losses on the loans are based on the specific identification method and are recognized in "Net unrealized and realized gains on assets" on the Consolidated Statement of Operations.

Some of the Mortgage Loans purchased by Redwood Trust for which securitization or sale is contemplated are committed for sale by Redwood Trust to Holdings, or a subsidiary of Holdings, under a Master Forward Commitment Agreement. As the forward commitment is entered into on the same date that Redwood Trust purchases the loans, the price under the forward commitment is the same as the price Redwood Trust paid for the Mortgage Loans, as established by the external market.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

INTEREST RATE AGREEMENTS

Holdings maintains an overall interest-rate risk-management strategy that incorporates the use of derivative Interest Rate Agreements to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility. Holdings currently designates Interest Rate Agreements as trading instruments. There were no outstanding Interest Rate Agreements at December 31, 1998.

INCOME TAXES

Taxable earnings of Holdings are subject to state and federal income taxes at the applicable statutory rates. Holdings provides for deferred income taxes if any, to reflect the estimated future tax effects under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of December 31, 1998 there was no other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENT

In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No. 65, Accounting for Certain Mortgage Backed Securities, to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998, with earlier application encouraged. At this time the impact of adopting this statement is not known.


NOTE 3.   MORTGAGE ASSETS

At December 31, 1998 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

                                 DECEMBER 31,
(IN THOUSANDS)                      1998
                                 -----------
Current Face                      $12,072
Unamortized Premium                   175
                                  -------
Carrying Value                    $12,247
                                  =======

These Mortgage Loans are carried at the lower of cost or market. As a result, Holdings recognized a lower of cost or market loss adjustment of $11,118 which is reflected as a component of "Net unrealized and realized gains on assets" on the Consolidated Statement of Operations.


NOTE 4. SHORT-TERM DEBT

During the second quarter of 1998, Holdings entered into reverse repurchase agreements ("Short-Term Debt") in order to finance acquisitions of a portion of its Mortgage Loans. The average balance of Short-Term Debt outstanding during the period April 1, 1998 to December 31, 1998 was $54.6 million with a weighted average borrowing rate of 6.30%. The maximum balance outstanding during the period April 1, 1998 to December 31, 1998 was $367 million. Holdings did not enter into reverse repurchase agreements in the third and fourth quarters.


Holdings may borrow under several of Redwood Trust's Short-Term Debt agreements as a co-borrower. As of December 31, 1998, Holdings had no outstanding borrowings under these agreements.


NOTE 5.   INCOME TAXES

The provision for income taxes for the period from April 1, 1998 (commencement of operations) through December 31, 1998 amounted to $ 2,400 and represents minimum California franchise taxes. The effective tax rate differs from the statutory federal income tax rate primarily due to state limitations on recognizing the benefit of net operating losses (NOL).


The primary components of temporary differences that give rise to deferred taxes at December 31, 1998 are:


(IN THOUSANDS)                           DECEMBER 31,
                                            1998
                                        -------------
Deferred tax assets:
   Tax benefit of NOL                     $ 1,890
                                          -------
Total deferred tax assets                   1,890
Valuation allowance                        (1,890)
                                          -------
     Net deferred tax asset                    --
                                          =======

Due to the uncertainty of realization of the NOL, a valuation allowance has been provided to eliminate the deferred tax assets at December 31, 1998. The increase in the valuation allowance amounted to $1.9 million for the period ended December 31, 1998.


At December 31, 1998, Holdings had net operating loss carryforwards of approximately $4.7 million for both federal and state income tax purposes. The federal and state carryforwards expire through 2013 and 2003, respectively.



NOTE 6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at December 31, 1998.


(IN THOUSANDS)                                 DECEMBER 31, 1998
                                        ------------------------------
                                        CARRYING VALUE      FAIR VALUE
                                        ------------------------------
Assets
     Mortgage Loans: held-for-sale          $12,247          $12,255

The carrying amounts of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.


NOTE 7.   STOCKHOLDERS' EQUITY

The authorized capital stock of Holdings consists of Series A Preferred Stock ("Preferred Stock") and Common Stock. Holdings is authorized to issue 10,000 shares of Common Stock, each having a par value of $0.01, and 10,000 shares of Preferred Stock, each having a par value of $0.01. All voting power is vested in the common stock.


Holdings issued 3,960 shares of Preferred Stock to Redwood Trust, 1,980 shares on April 1, 1998 and 1,980 shares on October 29, 1998. The Preferred Stock entitles Redwood Trust to receive 99% of the aggregate amount of any such dividends or distributions made by Holdings. The holders of the Common Stock are entitled to receive the remaining 1% of the aggregate amount of such dividends or distributions. The Preferred Stock ranks senior to the Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $1,000 per share liquidation preference before any distribution is made on the Common Stock. After the liquidation preference, the holders of Preferred Stock are entitled to 99% of any remaining assets.



NOTE 8.   RELATED PARTY TRANSACTIONS

SALE OF MORTGAGE LOANS
During the second quarter of 1998, Holdings sold Mortgage Loans for $525.4 million. Of this amount, $161.8 million and $363.6 million of Mortgage Loans were sold to Redwood Trust and Sequoia Mortgage Funding Corporation (a subsidiary of Redwood Trust), respectively. The components of the sales transaction for the period ended December 31, 1998 are presented below.

(IN THOUSANDS)                          DECEMBER 31,
                                           1998
                                        -----------
Proceeds from sales                      $525,418
Cost basis of loans                       525,396
                                         ========
         Net gain on sales               $     22
                                         ========


PURCHASE OF MORTGAGE LOANS

During December 1998, Redwood Trust purchased $8.3 million of commercial mortgage loans. Pursuant to the Master Forward Commitment Agreement with Redwood Trust (See Note 2), RCF committed to purchase the Mortgage Loans during the first quarter of 1999 at the same price for which Redwood Trust acquired the Mortgage Loans.

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance certain Mortgage Loans owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At December 31, 1998, Holdings had borrowed $6.5 million from Redwood in accordance with the provisions of this arrangement.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the period ended December 31, 1998, a total of $2.3 million of Holdings' operating expenses were paid by Redwood Trust and $1.9 million was reimbursed by Holdings. As of December 31, 1998, amounts due to Redwood Trust from Holdings for operating expenses totaled $444,831.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees, which are reflected in the accompanying Consolidated Statement of Operations, on borrowings subject to this arrangement. These fees are consistent with industry standards. At December 31, 1998, there were no amounts due to Redwood Trust for credit support fees.


NOTE 9. COMMITMENTS AND CONTINGENCIES

At December 31, 1998, Holdings is obligated under non-cancelable operating leases with expiration dates through 2003. The future minimum lease payments under these non-cancelable leases are as follows: 1999 - $526,625; 2000 - $504,577; 2001 - $460,120; 2002 - $290,376; 2003 - $266,178.


Rent expense was $192,113 for the period ended December 31, 1998.


At December 31, 1998, RCF had entered into a commitment to purchase $8.3 million of Mortgage Loans from Redwood Trust for settlement in February 1999.



NOTE 10. SUBSEQUENT EVENT

RFS operated as a division of Holdings during 1998. Effective January 1, 1999, RFS commenced operations as a wholly-owned subsidiary of Holdings.

                    [PRICEWATERHOUSECOOPERS LLP LETTERHEAD]



                       REPORT OF INDEPENDENT ACCOUNTANTS


February 18, 1999

To The Board of Directors and Shareholders
RWT Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of RWT Holdings, Inc. and Subsidiaries (the Company) at December 31, 1998, and the results of its operations and its cash flows for the period from April 1, 1998 (commencement of operations) to December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS, LLP

                              REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT



                                                                                        Sequentially
Exhibit                                                                                    Numbered
Number                                                                                       Page
-------                                                                                   ---------
10.31      RWT Holdings, Inc. Series A Preferred Stock Purchase Agreement, dated
           March 1, 1998

10.32      Administrative Personnel and Facilities Agreement, dated as of April
           1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc.

10.32.1 First Amendment to Administrative Personnel and Facilities Agreement, dated as of April 1, 1998 between Redwood Trust, Inc. and RWT
           Holdings, Inc.

10.33 Lending and Credit Support Agreement, dated as of April 1, 1998, between RWT Holdings, Inc., Redwood Residential Funding, Inc.,
           Redwood Commercial Funding, Inc., Redwood Financial Services, Inc.
           and Redwood Trust, Inc.

10.34      Form of Master Forward Commitment Agreements for RWT Holding, Inc.,
           Redwood Residential Funding, Inc., Redwood Commercial Funding, Inc.
           and Redwood Financial Services, Inc.

11.1       Computation of Earnings per Share

23         Consent of Accountants

27         Financial Data Schedule