Form 10-Q
period 1999-03-31
REDWOOD TRUST INC
filed 1999-05-14
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

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

                              Yes  X      No
                                  ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

Class B Preferred Stock ($.01 par value)              909,518 as of May 12, 1999

Common Stock ($.01 par value)                      10,041,817 as of May 12, 1999

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                               Page
                                                                                                                               ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements -- Redwood Trust, Inc

                    Consolidated Balance Sheets at March 31, 1999 and December 31, 1998........................................  3

                    Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998....................................................................  4

                    Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1999..................  5

                    Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998....................................................................  6

                    Notes to Consolidated Financial Statements.................................................................  7

               Consolidated Financial Statements - RWT Holdings, Inc.

                    Consolidated Balance Sheets at March 31, 1999 and December 31, 1998........................................ 20

                    Consolidated Statements of Operations for the three months ended March 31, 1999............................ 21

                    Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1999.................. 22

                    Consolidated Statements of Cash Flows for the three months ended March 31, 1999............................ 23

                    Notes to Consolidated Financial Statements................................................................. 24

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................................................... 29

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings............................................................................................... 43

     Item 2.   Changes in Securities........................................................................................... 43

     Item 3.   Defaults Upon Senior Securities................................................................................. 43

     Item 4.   Submission of Matters to a Vote of Security Holders............................................................. 43

     Item 5.   Other Information............................................................................................... 43

     Item 6.   Exhibits and Reports on Form 8-K................................................................................ 43

     SIGNATURES   ............................................................................................................. 44

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                     March 31, 1999    December 31, 1998
                                                     --------------    -----------------
ASSETS                                                 (Unaudited)
     Mortgage loans: held-for-sale
        Residential                                    $  199,893          $  265,914
        Commercial                                          2,880               8,287
                                                       ----------          ----------
                                                          202,773             274,201
                                                       ----------          ----------
     Mortgage loans: held-for-investment, net
        Residential                                     1,022,071           1,131,300
                                                       ----------          ----------
                                                        1,022,071           1,131,300
                                                       ----------          ----------

     Mortgage securities: trading                       1,092,331           1,257,655
     Mortgage securities: available-for-sale, net           7,706               7,707
     US Treasury securities                                33,485              48,009
     Cash and cash equivalents                             40,638              55,627
     Restricted cash                                       11,491              12,857
     Interest rate agreements                               1,627               2,517
     Accrued interest receivable                           15,412              18,482
     Investment in RWT Holdings, Inc.                      12,639              15,124
     Loan to RWT Holdings, Inc.                            13,700               6,500
     Receivable from RWT Holdings, Inc.                       142                 445
     Other assets                                           2,959               2,024
                                                       ----------          ----------
                                                       $2,456,974          $2,832,448
                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term debt                                   $1,033,642          $1,257,570
     Long-term debt, net                                1,171,141           1,305,560
     Accrued interest payable                               5,695              10,820
     Accrued expenses and other liabilities                 1,611               3,022
     Dividends payable                                        687                 686
                                                       ----------          ----------
                                                        2,212,776           2,577,658
                                                       ----------          ----------
     Commitments and contingencies (See Note 13)

     STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.01 per share;
       Class B 9.74% Cumulative Convertible 909,518
       shares authorized, issued and outstanding
       ($28,882 aggregate liquidation preference)          26,736              26,736
     Common stock, par value $0.01 per share;
        49,090,482 shares authorized; 10,186,317
        and 11,251,556 issued and outstanding                 102                 113
     Additional paid-in capital                           263,178             279,201
     Accumulated other comprehensive income                  (782)               (370)
     Cumulative earnings                                   12,953               6,412
     Cumulative distributions to stockholders             (57,989)            (57,302)
                                                       ----------          ----------
                                                          244,198             254,790
                                                       ----------          ----------
                                                       $2,456,974          $2,832,448
                                                       ==========          ==========

             The accompanying notes are an integral part of these
                      consolidated financial statement.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

                                                        Three Months Ended March 31,
                                                            1999           1998
                                                        ----------       -----------
Interest Income
Mortgage loans: held-for-sale
   Residential                                            $  4,287       $     --
   Commercial                                                   76             --
                                                        ----------     ----------
                                                             4,363             --
                                                        ----------     ----------
Mortgage loans: held-for-investment
   Residential                                              16,285         25,810
                                                        ----------     ----------
                                                            16,285         25,810
                                                        ----------     ----------
Mortgage securities: trading                                18,974             --
Mortgage securities: available-for-sale                        803         27,667
US Treasury securities                                         533             --
Cash and cash equivalents                                      773            384
                                                        ----------     ----------
   Total interest income                                    41,731         53,861
                                                        ----------     ----------
Interest Expense
Short-term debt                                            (14,750)       (28,003)
Long-term debt                                             (18,741)       (18,094)
                                                        ----------     ----------
   Total interest expense                                  (33,491)       (46,097)
                                                        ----------     ----------
Net interest rate agreements expense                          (333)        (1,378)
                                                        ----------     ----------
Net Interest Income                                          7,907          6,386

Provision for credit losses                                   (345)          (601)
Equity in earnings (losses) of RWT Holdings, Inc.           (2,484)            --
Operating expenses                                            (714)        (1,925)
Other income                                                     8             --
                                                        ----------     ----------
Income before unrealized and realized gains (losses)
  on assets                                                  4,372          3,860

Net unrealized and realized gains (losses) on assets         2,169           (723)
                                                        ----------     ----------
Income before preferred dividend                             6,541          3,137
Cash dividends on Class B preferred stock                     (687)          (687)
                                                        ----------     ----------
Net Income Available to Common Stockholders               $  5,854       $  2,450
                                                        ==========     ==========
Earnings per Share:
    Basic                                                 $   0.54       $   0.17
    Diluted                                               $   0.54       $   0.17

Weighted average shares of common stock and common
  stock equivalents:
    Basic                                               10,778,159     14,123,951
    Diluted                                             10,861,774     14,234,425

             The accompanying notes are an integral part of these
                      consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                 Class B                                    Accumulated
                             Preferred stock     Common stock   Additional     other                    Cumulative
                            ------------------------------------  paid-in  comprehensive  Cumulative distributions to
                             Shares   Amount    Shares    Amount  capital      income      earnings    stockholders        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998   909,518  26,736  11,251,556    113   279,201      (370)         6,412       (57,302)          254,790
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Income before
  preferred dividend              --      --          --     --        --        --          6,541            --            6,541

  Net unrealized loss on
  assets available-for-sale       --      --          --     --        --      (412)            --            --             (412)
                                                                                                                           ------
  Total comprehensive income      --      --          --     --        --        --             --            --            6,129

Issuance of common stock          --      --      12,361     --         1        --             --            --                1

Repurchase of common stock        --      --  (1,077,600)   (11)  (16,024)       --             --            --          (16,035)

Dividends declared:
  Preferred                       --      --          --     --        --        --             --          (687)            (687)
  Common                          --      --          --     --        --        --             --            --               --
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999      909,518 $26,736  10,186,317   $102  $263,178     $(782)       $12,953      $(57,989)        $244,198
----------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          1999             1998
                                                                        ---------       ---------
Cash Flows From Operating Activities:
    Net income available to common stockholders                         $   5,854       $   2,450
    Adjustments to reconcile net income to net cash
        provided by operating activities:
       Depreciation and amortization                                        2,521           9,709
       Provision for credit losses on mortgage assets                         345             601
       Equity in (earnings) losses of RWT Holdings, Inc.                    2,484              --
       Net unrealized and realized (gains) losses on assets                (2,169)            723
    Purchases of mortgage loans: held-for-sale                             (6,412)             --
    Proceeds from sales of mortgage loans: held-for-sale                   42,629              --
    Principal payments on mortgage loans: held-for-sale                    35,249              --
    Principal payments on mortgage securities: trading                    168,982              --
    Purchases of US Treasury securities                                   (45,844)             --
    Proceeds from sales of US Treasury securities                          58,442              --
    Purchases of interest rate agreements                                    (409)             --
    (Increase) decrease in accrued interest receivable                      3,070            (767)
    Increase in other assets                                                 (987)           (771)
    Decrease in accrued interest payable                                   (5,125)         (2,264)
    Decrease in accrued expenses and other liabilities                     (1,411)           (375)
                                                                        ---------       ---------
           Net cash provided by operating activities                      257,219           9,306
                                                                        ---------       ---------
Cash Flows From Investing Activities:
    Purchases of mortgage loans: held-for-investment                           --        (441,960)
    Principal payments on mortgage loans: held-for-investment             107,362         118,707
    Purchases of mortgage securities: available-for-sale                       --        (161,842)
    Proceeds from sales of mortgage securities: available-for-sale             --           9,295
    Principal payments on mortgage securities: available-for-sale              58         187,405
    Purchases of interest rate agreements                                      --            (897)
    Net (increase) decrease in restricted cash                              1,366          (1,077)
    Investment in RWT Holdings, Inc., net of dividends received                --          (9,900)
    Loans to RWT Holdings, Inc., net of repayments                         (7,200)             --
    Decrease in receivable from RWT Holdings, Inc.                            303              --
                                                                        ---------       ---------
           Net cash provided by (used in) investing activities            101,889        (300,269)
                                                                        ---------       ---------
Cash Flows From Financing Activities:
    Net proceeds from issuance of (repayments on)
      short-term debt                                                    (223,928)        373,493
    Repayments on long-term debt                                         (134,136)        (91,680)
    Net proceeds from issuance of common stock                                  1              --
    Repurchases of common stock                                           (16,035)         (4,275)
    Increase in dividends payable - preferred                                   1              --
    Dividends paid on common stock                                             --          (4,999)
                                                                        ---------       ---------
           Net cash provided by (used in) financing activities           (374,097)        272,539
                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                 (14,989)        (18,424)

Cash and cash equivalents at beginning of period                           55,627          24,892
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  40,638       $   6,468
                                                                        =========       =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $  38,616       $  48,419
                                                                        =========       =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)


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

Fair Value. Management estimates the fair value of its financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Management's estimates are inherently subjective in nature and involve matters of uncertainty and judgement to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 7 and 10.

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known, future losses as well as unidentified potential losses in its Mortgage Asset portfolio. The reserve is based upon management's assessment of various factors affecting its Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the reserve for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. The Company's actual credit losses may differ from those estimates used to establish the reserve. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

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

Mortgage Loans: Held-for-Sale

Effective September 30, 1998, the Company elected to reclassify certain short-funded Mortgage Loans from held-for-investment to held-for-sale. These Mortgage Loans are carried at the lower of cost or aggregate market value ("LOCOM"). Realized and unrealized gains and losses on these loans are recognized in "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

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

Mortgage Securities: Available-for-Sale

Prior to the adoption of SFAS No. 133, the Company, in accordance with SFAS No. 115, classified all of its Mortgage Securities as available-for-sale investments as the Company, from time to time, sold some of its Mortgage Securities as part of its overall management of its balance sheet. Effective July 1, 1998, the Company reclassified all of its short-funded Mortgage Securities as trading investments, while all equity-funded Mortgage Securities remained in the available-for-sale classification. All Mortgage Securities classified as available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Other Comprehensive Income in stockholders' equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity.

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

US TREASURY SECURITIES

US Treasury securities include notes issued by the US Government. Interest is recognized as revenue when earned according to the terms of the Treasury securities. Discounts and premiums are amortized into interest income over the life of the security using methods that approximate the effective yield method. US Treasury securities are classified as trading and, accordingly, are recorded at their estimated fair market value with unrealized gains and losses recognized as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. At December 31, 1998, cash equivalents included $25 million in repurchase agreements.

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

Under the Code, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Because the Company had already distributed more dividends than it had earned in taxable income as of December 31, 1998, the preferred dividend declared in December 1998 and paid in January 1999 is not considered taxable income to shareholders in 1998.

NET INCOME PER SHARE

Net income per share for the three months ended March 31, 1999 and 1998 is shown in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

(IN THOUSANDS, EXCEPT SHARE DATA)                   THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ----------------------
                                                      1999         1998
                                                   ----------   ---------
Numerator:
  Numerator  for basic and diluted  earnings per
    share--
      Income before preferred dividend                 $6,541       $3,137
      Cash dividends on Class B preferred stock          (687)        (687)
                                                   ----------    ---------
      Basic and Diluted EPS  Net income
      available to common stockholders                 $5,854       $2,450
                                                   ==========   ==========
Denominator:
  Denominator for basic earnings per share--
    Weighted average number of common shares
      outstanding during the period                10,778,159   14,123,951
                                                   ----------   ----------
    Net effect of dilutive stock options               83,615      110,474
                                                   ----------   ----------
  Denominator for diluted earnings per share--     10,861,774   14,234,425
                                                   ==========   ==========
  Net earnings per share -- basic                       $0.54        $0.17
                                                   ==========   ==========
  Net earnings per share -- diluted                     $0.54        $0.17
                                                   ==========   ==========


COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Statement of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in stockholders' equity. As of March 31, 1999 and December 31, 1998, the only component of Accumulated Other Comprehensive Income is unrealized gains and losses on assets available-for-sale.


NOTE 3. MORTGAGE ASSETS

At March 31, 1999 and December 31, 1998, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgages on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At March 31, 1999 and December 31, 1998, the average annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.61% and 6.95%, respectively, based on the reported cost of the assets. Of the Mortgage Assets owned by the Company at March 31, 1999, 77% are adjustable-rate mortgages, 22% are hybrid mortgages and 1% are fixed-rate mortgages. The coupons on 71% of the adjustable-rate Mortgage Assets are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) while another 29% are not limited by such periodic caps. Most of the coupons on the adjustable-rate Mortgage Assets owned by the Company are limited by lifetime caps.

At March 31, 1999 and December 31, 1998, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.60% and 11.48%, respectively.

At March 31, 1999 and December 31, 1998, Mortgage Assets consisted of the following:

Mortgage Loans: Held-for-Sale

(in thousands)                 March 31, 1999     December 31, 1998
                               --------------     -----------------
Current Face                         $200,256           $274,630
Unamortized Discount                   (1,163)            (1,099)
Unamortized Premium                       800                670
                                     ========           ========
Carrying Value                       $199,893           $274,201
                                     ========           ========


During the three months ended March 31, 1999, the Company recognized a net loss of $24,830 as a result of LOCOM adjustments on Mortgage Loans held-for-sale. During the three months ended March 31, 1999, the Company sold Mortgage Loans held-for-sale with a carrying value of $42.6 million for proceeds of $42.6 million, resulting in a net gain of $17,941. As the Mortgage Loans were not reclassified to held-for-sale until September 30, 1998, no LOCOM adjustments or sale transactions on held-for-sale Mortgage Loans were recorded for the three months ended March 31, 1998. The LOCOM adjustments and net gains on sales are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.


Mortgage Loans: Held-for-Investment

(in thousands)                 March 31, 1999      December 31,  1998
                               --------------      ------------------
Current Face                       $1,011,013              $1,118,375
Unamortized Premium                    15,186                  16,709
                                   ----------              ----------
Amortized Cost                      1,026,199               1,135,084
Allowance for Credit Losses           (4,128)                  (3,784)
                                   ==========              ==========
Carrying Value                     $1,022,071              $1,131,300
                                   ==========              ==========


Mortgage Securities: Trading

                                         March 31, 1999                     December 31, 1998
(in thousands)                   Agency    Non-Agency    Total         Agency   Non-Agency    Total
                                --------   ---------- ----------      --------  ---------- ----------
Current Face                    $535,880    $545,993  $1,081,873      $609,826   $640,923  $1,250,749
Unamortized Discount                 (9)     (1,231)     (1,240)           (5)    (3,084)     (3,089)
Unamortized Premium                9,028       2,670      11,698         7,602      2,393       9,995
                                --------    --------  ----------      --------   --------  ----------
Carrying Value                  $544,899    $547,432  $1,092,331      $617,423   $640,232  $1,257,655
                                ========    ========  ==========      ========   ========  ==========

For the three months ended March 31, 1999, the Company recognized a mark-to-market gain of $4.9 million on Mortgage Securities classified as trading. As the Company did not reclassify all of its short-funded Mortgage Securities from available-for-sale to trading until July 1, 1998 (see Note 2), there were no such mark-to-market adjustments for the three months ended March 31, 1998. The mark to market adjustments are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

Mortgage Securities: Available-for-Sale

                               March 31, 1999     December 31, 1998
(in thousands)                   Non-Agency          Non-Agency
                               --------------     -----------------
Current Face                          $16,705            $17,281
Unamortized Discount                   (7,149)            (8,015)
                                      -------            -------
Amortized Cost                          9,556              9,266
Allowance for Credit Losses            (1,069)            (1,189)
Gross Unrealized Gains                     78                313
Gross Unrealized Losses                 (859)              (683)
                                      -------            -------
Carrying Value                        $ 7,706            $ 7,707
                                      =======            =======


No sales or write-downs of Mortgage Securities available-for-sale occurred during the three months ended March 31, 1999. During the three months ended March 31, 1998, the Company sold Mortgage Securities available-for-sale with an amortized cost of $9.3 million for proceeds of $9.3 million, resulting in a net gain of $5,689. The Company also recognized a $0.7 million loss on the write-down of certain Mortgage Securities available-for-sale during the first quarter of 1998. The gains and losses on the sales and write-downs of Mortgage Securities available-for-sale are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.


NOTE 4. RESERVE FOR CREDIT LOSSES

The following table summarizes the Reserve for Credit Losses activity:

                                 Three Months Ended March 31,
(in thousands)                     1999                1998
                                 --------            --------
Balance at beginning of
  period                           $4,973              $4,931
                                   ------              ------
Provision for credit losses           345                 601
Charge-offs                          (121)                (48)
                                   ======              ======
Balance at end of period           $5,197              $5,484
                                   ======              ======


The Reserve for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets.


NOTE 5. US TREASURY SECURITIES

At March 31, 1999 and December 31, 1998 US Treasury securities consisted of the following:

(in thousands)                 March 31, 1999     December 31, 1998
                               --------------     -----------------
Current Face                          $33,000            $45,000
Unamortized Premium                       485              3,009
                                      -------            -------
Carrying Value                        $33,485            $48,009
                                      =======            =======


For the three months ended March 31, 1999, the Company recognized a mark-to-market loss of $1.9 million on US Treasury securities. During the quarter ended March 31, 1999, the Company received proceeds of $58.4 million on sales of US Treasury securities. The mark to market adjustments are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

NOTE 6. COLLATERAL FOR LONG-TERM DEBT

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

(in thousands)                             March 31, 1999     December 31, 1998
                                           --------------     -----------------
Mortgage loans: held-for-sale                  $  171,276        $  197,646
Mortgage loans: held-for-investment, net        1,022,071         1,131,300
Restricted cash                                    11,182            12,857
Accrued interest receivable                         6,761             7,707
                                               ----------        ----------
                                               $1,211,290        $1,349,510
                                               ==========        ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.


NOTE 7. INTEREST RATE AGREEMENTS

At March 31, 1999 and December 31, 1998, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

During the three months ended March 31, 1999, the Company recognized a net loss of $0.8 million as a result of mark-to-market adjustments on interest rate agreements classified as trading. As the Company did not classify its interest rate agreements as trading instruments until July 1, 1998 (see Note 2), there were no related mark-to-market adjustments recognized during the three months ended March 31, 1998. The mark-to-market loss is reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.

                                    Notional Amounts                       Credit Exposure (a)
(in thousands)             March 31, 1999   December 31, 1998    March 31, 1999     December 31, 1998
                           --------------   -----------------    --------------     -----------------
Interest Rate Options
     Purchased                 $3,278,900      $3,569,200                --                 --
     Written                       40,000              --             $ 310                 --
Interest Rate Swaps               440,000         440,000             8,213             $8,673
                               ----------      ----------            ------             ------
Total                          $3,758,900      $3,915,200            $8,523             $8,673
                               ==========      ==========            ======             ======

----------
(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

Interest Rate Options purchased (written), which may include caps, floors, call and put corridors, options on futures and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment (receipt) of a premium when the contract is initiated. Purchased interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, purchased interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Purchased call (put) corridors will cause the Company to incur a gain (loss) to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. [The maximum gain or loss on a call
(put) corridor is established at the time of the transaction by establishing a minimum (maximum) index rate]. The Company will receive cash on the purchased options on futures if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. For the written options on futures, the Company receives an up-front premium for selling the option, however, the Company will pay cash on the written option if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. Purchased receiver (payor) swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. [The maximum gain or loss on a receiver (payor) swaption is established at the time of the transaction by establishing a minimum (maximum) index rate]. The Company's credit risk on the purchased Options is limited to the carrying value of the Options agreements. The credit risk on options on futures is limited due to the fact that the exchange and its members are required to satisfy the obligations of any member that fails to perform.

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

At March 31, 1999, the Company had $1.0 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.04% and a weighted average remaining maturity of 205 days. This debt was collateralized with $1.1 billion of Mortgage Assets and US Treasury securities. At December 31, 1998, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.62% and a weighted average remaining maturity of 48 days. This debt was collateralized with $1.3 billion of Mortgage Assets and US Treasury securities.

At March 31, 1999 and December 31, 1998, the Short-Term Debt had the following remaining maturities:

(in thousands)                  March 31, 1999       December 31, 1998
                                --------------       -----------------
Within 30 days                       $ 269,006          $ 428,292
30 to 90 days                          152,090            714,114
Over 90 days                           612,546            115,164
                                    ----------         ----------
Total Short-Term Debt               $1,033,642         $1,257,570
                                    ==========         ==========


For the three months ended March 31, 1999 and 1998, the average balance of Short-Term Debt was $1.2 billion and $1.9 billion with a weighted average interest cost of 5.12% and 5.77%, respectively. The maximum balance outstanding during the three months ended March 31, 1999 and 1998 was $1.3 billion and $2.3 billion, respectively.


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

The components of the Long-Term Debt at March 31, 1999 and December 31, 1998 along with selected other information are summarized below:

(in thousands)                                     March 31, 1999      December 31,  1998
                                                   --------------      ------------------
Long-Term Debt                                          $1,169,269         $1,303,405
Unamortized premium on Long-Term Debt                        5,098              5,783
Deferred bond issuance costs                                (3,226)            (3,628)
                                                        ----------         ----------
     Total Long-Term Debt                               $1,171,141         $1,305,560
                                                        ==========         ==========

Range of weighted-average interest rates, by
  series                                             5.73% to 6.51%     5.75% to 6.55%
Stated maturities                                      2017 - 2029        2017 - 2029
Number of series                                                 3                  3


For the three months ended March 31, 1999 and 1998, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.03% and 6.44%, respectively. At March 31, 1999 and December 31, 1998, interest payable on Long-Term Debt was $3.7 million and $4.2 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.


NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 1999 and December 31, 1998.

(in thousands)                                 March 31, 1999              December 31, 1998
                                         Carrying Value  Fair Value    Carrying Value  Fair Value
                                         --------------------------    --------------------------
Assets
      Mortgage Loans: held-for-sale         $  202,773   $  202,816      $  274,201   $  274,302
      Mortgage Loans:                       $1,022,071   $1,018,549      $1,131,300   $1,120,376
held-for-investment
      Mortgage Securities: trading          $1,092,331   $1,092,331      $1,257,655   $1,257,655
      Mortgage               Securities:    $    7,706   $    7,706      $    7,707   $    7,707
available-for-sale
      US Treasury Securities                $   33,485   $   33,485      $   48,009   $   48,009
      Interest Rate Agreements              $    1,627   $    1,627      $    2,517   $    2,517
      Investment in RWT Holdings, Inc.      $   12,639   $   12,814      $   15,124   $   15,124
Liabilities
      Long-Term Debt                        $1,171,141   $1,169,618      $1,305,560   $1,302,330


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

As of March 31, 1999 and December 31, 1998, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At March 31, 1999 and December 31, 1998, there were 909,518 shares of the Preferred Stock outstanding.


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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At March 31, 1999 and December 31, 1998, 372,832 and 273,312 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At March 31, 1999 and December 31, 1998, 361,198 and 381,298 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. For the three months ended March 31, 1999 and 1998, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $0 and $53,228, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of the Company's Plan as of March 31 and changes during the periods ending on those dates is presented below.

                                             1999                   1998
                                      -------------------   --------------------
                                                 Weighted              Weighted
                                                 Average               Average
                                                 Exercise              Exercise
(in thousands, except share data)       Shares    Price       Shares     Price
                                      ---------- --------   ---------- ---------
Outstanding options at January 1      1,739,787   $23.68      840,644     $29.79
   Options granted                       42,000   $14.43      284,282     $20.20
   Options exercised                   (12,361)    $0.11           --         --
   Options canceled                   (141,520)   $28.96           --         --
   Dividend equivalent rights earned         --       --        2,419         --
                                      =========             =========
Outstanding options at March 31       1,627,906   $23.16    1,127,345     $27.31
                                      =========             =========


Stock Repurchases

In 1997 and 1998, the Company's Board of Directors approved the repurchase of 5,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 1,077,600 shares of its Common Stock for $16.0 million during the three months ended March 31, 1999. During 1997 and 1998, the Company repurchased 3,971,500 shares of its Common Stock for $70.1 million. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.


NOTE 12. RELATED PARTY TRANSACTIONS

Sale of Mortgage Loans

During the first quarter of 1999, the Company sold $8.3 million of commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings. Pursuant to the Master Forward Commitment Agreement, the Company sold the Mortgage Loans to RCF at the same price for which the Company acquired the Mortgage Loans. Similarly, the Company purchased $2.9 million of commercial mortgage loans during the three months ended March 31, 1999 and, under the terms of the Master Forward Commitment Agreement, committed to sell the Mortgage Loans to RCF during the second quarter of 1999.


Other

Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance certain Mortgage Loans owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At March 31, 1999 and December 31, 1998, the Company had loaned $13.7 million and $6.5 million, respectively, to Holdings in accordance with the provisions of this arrangement.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the three months ended March 31, 1999, $0.6 million of Holdings' operating expenses was paid by the Company and $0.9 million was reimbursed by Holdings. At March 31, 1999 and December 31, 1998, amounts due to the Company from Holdings for operating expenses totaled $134,362 and $444,831, respectively.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At March 31, 1999, the Company was providing credit support on $72.3 million of Holdings' Short-Term Debt. Holdings owed the Company $7,911 for credit support fees on March 31, 1999. No such arrangements were outstanding at December 31, 1998.


NOTE 13. COMMITMENTS AND CONTINGENCIES

At March 31, 1999, the Company had entered into commitments to sell $7.5 million of residential Mortgage Loans for settlement in April 1999 and $2.9 million of commercial Mortgage Loans to RCF for settlement in June 1999.

At March 31, 1998, the Company is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1999 - $233,646; 2000 - $311,528; 2001 - $122,625.


NOTE 14. SUBSEQUENT EVENTS

During April and May 1999, pursuant to its stock repurchase program (see Note
11), the Company repurchased 144,500 shares of the Company's Common Stock for $2.2 million.

In April 1999, the Company exercised its right to call the Long-Term Debt of Sequoia Mortgage Trust 1 ("Sequoia 1"), a series of debt issued by Sequoia. This Long-Term Debt was called on May 4, 1999. In conjunction with this call, the Company restructured and contributed the Sequoia 1 debt to Sequoia Mortgage Trust 1A ("Sequoia 1A"), a newly formed trust, and Sequoia 1A issued Long-Term Debt collateralized by Sequoia 1 debt.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                  March 31, 1999     December 31, 1998
                                                                  --------------     -----------------
                                                                    (Unaudited)
ASSETS
     Mortgage loans: held-for sale
        Residential                                                  $ 25,369             $ 12,247
        Commercial                                                      8,263                   --
                                                                     --------             --------
                                                                       33,632               12,247
                                                                     --------             --------
     Mortgage securities: trading                                      52,370                   --
     Cash and cash equivalents                                         10,620                9,711
     Accrued interest receivable                                          194                   78
     Other assets                                                       2,878                  742
                                                                     --------             --------
                                                                     $ 99,694             $ 22,778
                                                                     ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term debt                                                 $ 72,313             $     --
     Loan from Redwood Trust, Inc.                                     13,700                6,500
     Payable to Redwood Trust, Inc.                                       142                  445
     Accrued expenses and other liabilities                               772                  557
                                                                     --------             --------
                                                                       86,927                7,502
                                                                     --------             --------
     Commitments and contingencies (See Note 9)

     STOCKHOLDERS' EQUITY

     Series A preferred stock, par value $0.01 per share;
        10,000 shares authorized; 3,960 issued and
        outstanding ($3,960 aggregate liquidation
        preference)                                                    19,800               19,800
     Common stock, par value $0.01 per share;
        10,000 shares authorized; 2,000 issued and
        outstanding                                                        --                   --
     Additional paid-in capital                                           200                  200
     Accumulated deficit                                               (7,233)              (4,724)
                                                                     --------             --------
                                                                       12,767               15,276
                                                                     --------             --------
                                                                     $ 99,694             $ 22,778
                                                                     ========             ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share data)
(Unaudited)

                                                                  Three Months Ended
                                                                    March 31, 1999
                                                                  ------------------
Income
    Interest Income - Mortgage loans: held-for-sale
       Residential                                                       $   53
       Commercial                                                           126
                                                                         ------
                                                                            179
                                                                         ------
    Interest Income - Mortgage securities: trading                          207
    Interest Income - Cash and cash equivalents                             108
    Net unrealized and realized gains on assets                             478
    Other Income                                                             57
                                                                         ------
                                                                          1,029
                                                                         ------
Interest Expense
    Short-term debt                                                         107
    Credit support fees                                                       8
    Loans from Redwood Trust, Inc.                                          159
                                                                         ------
                                                                            274
                                                                         ------
Total Income after Interest Expense                                         755
Operating Expenses
    Compensation and benefits                                             2,259
    General and administrative                                            1,005
                                                                         ------
                                                                          3,264
                                                                         ------
Net Loss                                                                $(2,509)
                                                                         ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                 Class B                                    Accumulated
                             Preferred stock     Common stock   Additional     other
                            ------------------------------------  paid-in  comprehensive  Accumulated
                             Shares   Amount    Shares    Amount  capital      income       deficit        Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998     3,960  19,800       2,000   $ --    $  200      $ --         $(4,724)     $ 15,276
-----------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net loss                     --      --          --     --        --        --          (2,509)       (2,509)
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999        3,960 $19,800       2,000    $--     $ 200       $--         $(7,233)     $ 12,767
-----------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                   Three Months Ended
                                                                     March 31, 1999
                                                                   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $  (2,509)
    Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                   103
            Net unrealized and realized (gains) losses on assets           (478)
       Purchases of mortgage loans: held for sale                      (102,342)
       Proceeds from sales of mortgage loans: held for sale              17,841
       Principal payments on mortgage loans: held for sale                   30
       Proceeds from sales of mortgage securities: trading               10,502
       Principal payments on mortgage securities: trading                   518
       Increase in accrued interest receivable                             (115)
       Increase in other assets                                          (2,065)
       Decrease in amounts due to Redwood Trust                            (303)
       Increase in accrued expenses and other liabilities                   215
                                                                      ---------
           Net cash used in operating activities                        (78,603)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of short-term debt                            89,305
    Repayments on short-term debt                                       (16,992)
    Loans from Redwood Trust, Inc.                                       13,700
    Repayment of loans from Redwood Trust, Inc.                          (6,500)
                                                                      ---------
           Net cash provided by financing activities                     79,513
                                                                      ---------
Net increase in cash and cash equivalents                                   909

Cash and cash equivalents at beginning of period                          9,711
                                                                      ---------
Cash and cash equivalents at end of period                            $  10,620
                                                                      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-Cash Transaction:
       Securitization of Mortgage Loans into Mortgage Securities      $  62,843
                                                                      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)


NOTE 1. THE COMPANY

RWT Holdings, Inc. ("Holdings") was incorporated in Delaware on February 13, 1998 and commenced operations on April 1, 1998. Holdings' first fiscal year-end was December 31, 1998. Holdings originates, acquires, accumulates, services and sells real estate mortgage assets ("Mortgage Assets") which may be acquired or sold as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). Redwood Trust, Inc. ("Redwood Trust") owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. Holdings has three subsidiaries which are included in the consolidated financial statements. Redwood Financial Services, Inc. ("RFS") acquires seasoned loan portfolios from banks and thrifts and sells this product to institutional mortgage investors. Redwood Residential Funding, Inc. ("RRF") acquires newly-closed residential loans from mortgage bankers and sells mortgage securities, loans and servicing to investors. Redwood Commercial Funding, Inc. ("RCF") originates small balance commercial mortgages and sells them to depository institutions. Holdings and its subsidiaries currently utilize both debt and equity to finance acquisitions. References to Holdings in the following footnotes refer to Holdings and its subsidiaries.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Holdings and its subsidiaries. All significant intercompany balances and transactions with Holdings' consolidated subsidiaries have been eliminated.

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

MORTGAGE ASSETS

Holdings' Mortgage Assets consist of Mortgage Loans and Mortgage Securities. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.

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

Mortgage Securities: Trading

Mortgage Securities classified as trading are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of "Net unrealized and realized gains on assets" on the Consolidated Statement of Operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

INTEREST RATE AGREEMENTS

Holdings maintains an overall interest-rate risk-management strategy that incorporates the use of derivative interest rate agreements to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility. Holdings currently designates Interest Rate Agreements as trading instruments. There were no outstanding Interest Rate Agreements at March 31, 1999.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of March 31, 1999 there was no other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENT

In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No. 65, Accounting for Certain Mortgage Backed Securities, to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Holdings adopted this pronouncement effective January 1, 1999. The adoption of SFAS No. 134 had no impact on Holdings' financial statements.

NOTE 3. MORTGAGE ASSETS

At March 31, 1999 and December 31, 1998 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE


(IN THOUSANDS)               MARCH 31, 1999       DECEMBER 31, 1998
                             --------------       -----------------
Current Face                     $33,500              $12,072
Unamortized Premium                  132                  175
                                 -------              -------
Carrying Value                   $33,632              $12,247
                                 =======              =======

At March 31, 1999 Holdings recognized a lower of cost or market loss adjustment of $60,408 on Mortgage Loans held-for-sale. This loss is reflected as a component of "Net unrealized and realized gains on assets" on the Consolidated Statement of Operations. Also, during the three months ended March 31, 1999, Holdings sold Mortgage Loans held-for-sale for proceeds of $17.8 million.

MORTGAGE SECURITIES: TRADING

(IN THOUSANDS)                MARCH 31, 1999
                              --------------
                                 AGENCY
                              --------------
Current Face                     $51,602
Unamortized Premium                  768
                                 -------
Carrying Value                   $52,370
                                 =======

For the three months ended March 31, 1999, Holdings recognized a mark-to-market gain of $544,490 on Mortgage Securities classified as trading. This gain is reflected as a component of "Net unrealized and realized gains on assets" on the Consolidated Statement of Operations. Also during the three months ended March 31, 1999, Holdings sold Mortgage Securities classified as trading for proceeds of $10.5 million.


NOTE 4. SHORT-TERM DEBT

During the period ended March 31, 1999, Holdings entered into reverse repurchase agreements ("Short-Term Debt") in order to finance acquisitions of a portion of its Mortgage Assets. The average balance of Short-Term Debt outstanding during the three months ended March 31, 1999 was $8.1 million with a weighted average borrowing rate of 5.25%. The maximum balance outstanding during the three months ended March 31, 1999 was $87.6 million.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees, which are reflected in the accompanying Consolidated Statement of Operations, on borrowings subject to this arrangement. These fees are consistent with industry standards. At March 31, 1999, Redwood Trust was providing credit support on $72.3 million of Holdings' Short-Term Debt. Holdings owed Redwood Trust $7,911 for credit support fees on March 31, 1999. No such arrangements were outstanding at December 31, 1998.

NOTE 5. INCOME TAXES

The provision for income taxes for the period from January 1, 1999 through March 31, 1999 amounted to $3,200 and represents minimum California franchise taxes. No tax provision has been recorded for the first quarter ended March 31, 1999, as Holdings reported a loss for the period. Due to the uncertainty of realization of net operating losses, no tax benefit has been provided against the loss for the period. In addition, a valuation allowance has been provided to eliminate the deferred tax asset related to net operating loss carryforwards at March 31, 1999 and December 31, 1998. At March 31, 1999 and December 31, 1998 the valuation allowance amounted to $2.9 million and $1.9 million, respectively. At December 31, 1998, Holdings had net operating loss carryforwards of approximately $4.7 million for both federal and state income tax purposes. The federal and state carryforwards expire through 2013 and 2003, respectively.


NOTE 6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at March 31, 1999 and December 31, 1998.


(IN THOUSANDS)                                   MARCH 31, 1999                     DECEMBER 31, 1998
                                          CARRYING                            CARRYING
                                           VALUE             FAIR VALUE         VALUE             FAIR VALUE
                                          -----------------------------       ------------------------------
Assets
Mortgage Loans: held-for-sale              $33,632              $33,841         $12,247              $12,255
Mortgage Securities: trading               $52,370              $52,370              --                   --

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

Holdings issued a total of 3,960 shares of Preferred Stock to Redwood Trust; 1,980 shares on April 1, 1998 and 1,980 shares on October 29, 1998. The Preferred Stock entitles Redwood Trust to receive 99% of the aggregate amount of any such dividends or distributions made by Holdings. The holders of the Common Stock are entitled to receive the remaining 1% of the aggregate amount of such dividends or distributions. The Preferred Stock ranks senior to the Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $1,000 per share liquidation preference before any distribution is made on the Common Stock. After the liquidation preference, the holders of Preferred Stock are entitled to 99% of any remaining assets.


NOTE 8. RELATED PARTY TRANSACTIONS

PURCHASE OF MORTGAGE LOANS

During the first quarter of 1999, RCF purchased $8.3 million of commercial mortgages from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RCF purchased the Mortgage Loans from Redwood Trust at the same price for which Redwood Trust acquired the Mortgage Loans. Similarly, Redwood Trust purchased $2.9 million of commercial mortgage loans during the three months ended March 31, 1999 and, under the terms of the Master Forward Commitment Agreement, committed to sell the Mortgage Loans to RCF at the same price at which they were acquired during the second quarter of 1999.

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance certain Mortgage Assets owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At March 31, 1999 and December 31, 1998, Holdings had borrowed $13.7 million and $6.5 million, respectively, from Redwood in accordance with the provisions of this arrangement.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the three months ended March 31, 1999, $0.6 million of Holdings' operating expenses was paid by Redwood Trust and $0.9 million was reimbursed by Holdings. At March 31, 1999 and December 31, 1998, amounts due to Redwood Trust from Holdings for operating expenses totaled $134,362 and $444,831, respectively.

Holdings may borrow under several of the Company's Short-Term Debt agreements as a co-borrower. As of March 31, 1999, Holdings had borrowings of $72.3 million subject to this arrangement. At December 31, 1998, Holdings had no outstanding borrowings under these agreements (see Note 4).


NOTE 9. COMMITMENTS AND CONTINGENCIES

At March 31, 1999, Holdings is obligated under non-cancelable operating leases with expiration dates through 2003. The future minimum lease payments under these non-cancelable leases are as follows: 1999 - $387,831; 2000 - $504,577; 2001 - $460,120; 2002 - $290,376; 2003 - $266,178.

Rent expense was $205,429 for the three months ended March 31, 1999.

At March 31, 1999, RCF had entered into a commitment to purchase $2.9 million of commercial Mortgage Loans from Redwood Trust for settlement during the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc., or "Redwood Trust", and our business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to "Risk Factors" commencing on Page 16 of our 1998 Annual Report.

COMPANY OVERVIEW

We, together with our affiliated companies, operate a mortgage finance business providing funding to diverse segments of the U.S. mortgage market. We originate, acquire, process, aggregate, and credit-enhance high-quality residential and commercial mortgage loans and sell this product to institutional mortgage investors as tailored loan portfolios, mortgage securities, and mortgage-backed bonds. In addition, we invest in mortgage assets on a long-term basis for our own account.

A portion of the operations in which we have an interest are sheltered from corporate-level income taxes, as Redwood Trust (but not its affiliates) qualifies for tax treatment under the Internal Revenue Code as a Real Estate Investment Trust ("REIT"). The remainder of the operations in which we have an interest are subject to regular corporate taxation. Taxable non-REIT operations are conducted at Redwood Trust's 99%-owned affiliate corporation - RWT Holdings, Inc., or "Holdings" - and its subsidiaries.

In the first quarter of 1999, Redwood Trust (including both REIT and non-REIT operations) earned $5.9 million, or $0.54 per common share. Relative to the first quarter of 1998, net income increased by 139%, from $2.5 million, and earnings per share increased by 218%, from $0.17 per share. Relative to the fourth quarter of 1998, net income increased by 1.1%, from $5.8 million, and earnings per share increased by 5.9%, from $0.51 per share.

For more information, please visit our Web site on the Internet at: http://www.redwoodtrust.com. In the past, Redwood Trust has included extensive supplemental historical data on its operations in its Form 10-Q and 10-K filings. In the future, this information will be available on our Web site.

FINANCIAL CONDITION

At March 31, 1999, our reported balance sheet had $2.5 billion of assets funded with $2.2 billion of borrowings and $244 million of equity.

Included on the reported balance sheet at March 31, 1999 were $1.2 billion of assets and $1.2 billion of debt of three "Sequoia" trusts.

The Sequoia trusts are "bankruptcy-remote" with respect to Redwood Trust. Although the net earnings of the trusts accrue to Redwood Trust, Redwood Trust is not responsible for the repayment of Sequoia debt and Sequoia has no call on the liquidity of Redwood Trust. Our credit risk with respect to Sequoia's mortgage assets is limited to our investment in the equity of these trusts. At March 31, 1999, these equity investments had a reported basis of $40 million. The individual assets and liabilities of Sequoia had a net estimated market value of $38 million.

Subtracting out those Sequoia assets and liabilities that are non-recourse to Redwood Trust, our recourse balance sheet at March 31, 1999 consisted of $1.3 billion of assets, including our $40 million investment in Sequoia equity, funded with $1.0 billion of borrowings and $244 million of equity. The ratio of equity to recourse assets was 19.0%. The ratio of recourse liabilities to equity was 4.2 to 1.0.

At December 31, 1998, we reported $2.8 billion in assets, of which $1.5 billion were recourse, and $2.6 billion of liabilities, of which $1.3 billion were recourse. Equity capital was $255 million. The ratio of equity to recourse assets was 16.7% and the ratio of recourse liabilities to equity was 4.9 to 1.0.

CASH

We had $41 million of unrestricted cash at March 31, 1999 and $56 million at year-end 1998.

Sequoia owned cash totaling $11 million at March 31, 1999 and $13 million at year-end 1998. In consolidating Sequoia assets on our balance sheet, we reflect this cash as restricted cash as it is not available to us.

U.S. TREASURY SECURITIES

Our ten-year U.S. Treasury securities are marked-to-market for income statement and balance sheet purposes. The market value was $33 million at March 31, 1999 and $48 million at December 31, 1998. The lower balance reflects a $13 million net sale of Treasury securities in the first quarter of 1999.

MORTGAGE SECURITIES: MARK-TO-MARKET

With the exception of our interest in SMFC 97-A, our mortgage securities portfolio is marked-to-market for income statement and balance sheet purposes. For the mark-to-market securities, the estimated bid-side market value was $1.1 billion at March 31, 1999: these appear on our balance sheet as "Mortgage
Securities: Trading." We owned $1.3 billion in market value of these securities at December 31, 1998. For a discussion of our interest in SMFC 97-A, we refer you to the section titled "SMFC 97-A" below.

At March 31, 1999, 48.9% of our mark-to-market residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA". These securities totaled $0.5 billion at March 31, 1999 and $0.6 billion at December 31, 1998.

At March 31, 1999, 41.0% of this residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued by private-label security issuers. These securities were credit-enhanced through subordination or other means and were rated "AAA" or "AA". The value of these securities was $0.4 billion at March 31, 1999 and $0.6 billion at December 31, 1998.

At March 31, 1999, 6.2% of this residential mortgage securities portfolio consisted of mortgage securities rated "AAA" or "AA" which were backed by home equity loans, or "HEL". The value of these securities was $68 million at March 31, 1999; floating-rate HEL securities were $66 million and fixed-rate HEL securities were $2 million. The value of these securities was $71 million at December 31, 1998; floating-rate HEL securities were $68 million and fixed-rate HEL securities were $3 million.

At March 31, 1999, 1.7% of this residential mortgage securities portfolio consisted of fixed-rate, private label collateralized mortgage obligations, commonly referred to as CMO's, rated "AAA" or "AA" with average lives of 1 to 2 years. The value of these securities was $18 million at March 31, 1999 and $19 million at December 31, 1998.

At March 31, 1999, 1.2% of this residential mortgage securities portfolio consisted of fixed-rate private label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The value of these securities was $13 million at March 31, 1999 and $12 million at December 31, 1998.

At March 31, 1999, 1.0% of this residential mortgage securities portfolio consisted of floating-rate CMO's issued by Fannie Mae or Freddie Mac and effectively rated "AAA". These securities totaled $11 million at March 31, 1999 and $17 million at December 31, 1998.

At March 31, 1999, 0.03% of this residential mortgage securities portfolio consisted of interest-only mortgage securities rated "AAA" or "AA". The value of these securities was $0.3 million at March 31, 1999 and $0.4 million at December 31, 1998.

SMFC 97-A

In 1994 and 1995, we acquired a portfolio of subordinated mortgage securities. These securities were interests in pools of residential mortgages that served as the credit-enhancement for the "AAA" and other securities issued from those pools. Through ownership of these securities, we assumed most of the credit risk of the underlying mortgages. These securities were either not rated or were rated "A" through "B". We sold these subordinated securities to a trust, SMFC 97-A, in December 1997. SMFC 97-A issued mortgage securities to fund its acquisition of this portfolio.

We acquired from SMFC 97-A the most subordinated of the mortgage interests it issued. In effect, we acquired the equity of SMFC 97-A. At March 31, 1999, these securities effectively bore most of the credit risk related to $0.5 billion of underlying mortgages. Changes in market valuations of SMFC 97-A are not included in our income statement as these assets are funded with equity. The reported value of SMFC 97-A was $8 million at March 31, 1999 and $8 million at December 31, 1998. Our credit risk from SMFC 97-A is limited to our investment.

REDWOOD TRUST COMMERCIAL MORTGAGE LOANS

At March 31, 1999, we owned $3 million of commercial mortgage loans originated by Redwood Commercial Funding, Inc. and carried on our balance sheet as "Mortgage Loans: Held for Sale: Commercial". At March 31, 1999, we had committed to sell these loans to Holdings. At December 31, 1998, we owned $8 million of commercial mortgage loans.

REDWOOD TRUST RESIDENTIAL MORTGAGE LOANS

We owned $28 million residential mortgage loans at March 31, 1999 and $68 million at December 31, 1998. These were carried on our balance sheet at the lower-of-cost-or-market as "Mortgage Loans: Held for Sale: Residential".

SEQUOIA MORTGAGE TRUST 1 RESIDENTIAL MORTGAGE LOANS

Sequoia Mortgage Trust 1, "Sequoia 1", owned $171 million in principal value of residential mortgage loans and $11 million of cash at March 31, 1999 funded with $175 million of collateralized mortgage bonds. We consolidated the assets and liabilities of Sequoia 1 on our balance sheet. These appeared on our balance sheet as part of "Mortgage Loans: Held for Sale," "Restricted Cash," and "Long-term Debt."

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 1. The reported basis of this investment was $7 million at March 31, 1999. The net market value of Sequoia 1's individual assets over liabilities was also $7 million. As the equity owner of Sequoia 1, we are entitled to distributions of the net earnings of the trust, which principally consists of the interest income earned from Sequoia 1 mortgages less the interest expense on Sequoia 1 debt.

At December 31, 1998, the principal value of Sequoia 1's loans on our balance sheet totaled $197 million and was included as part of "Mortgage Loans: Held for Sale." We also reported $13 million of cash owned by Sequoia 1 as "Restricted Cash". Total Sequoia 1 debt was $202 million. We formed Sequoia 1 in June 1997. At that time, we sold $543 million of principal value of our loan portfolio to Sequoia and Sequoia issued $534 million of long-term amortizing mortgage-backed debt rated "AAA" to fund the purchase.

In May 1999, we effectively reduced the cost of our long-term financing arrangement for Sequoia 1's mortgage loans by exercising our right to call Sequoia 1's debt. We restructured Sequoia 1 debt and contributed the debt to Sequoia Mortgage Trust 1A ("Sequoia 1A"), a newly formed trust. Sequoia 1A issued lower-cost long-term debt collateralized by Sequoia 1 debt.

SEQUOIA MORTGAGE TRUST 2 RESIDENTIAL MORTGAGE LOANS

Sequoia Mortgage Trust 2, "Sequoia 2", owned $527 million of principal value of residential mortgage loans at March 31, 1999 funded with $521 million of collateralized mortgage bonds. We consolidated the assets and liabilities of Sequoia 2 on our balance sheet: these appeared on our balance sheet as part of "Mortgage Loans: Held for Investment" and "Long-term Debt." As the equity owner of Sequoia 2, we are entitled to receive distributions of its net income.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 2. The reported basis of this equity interest was $21 million; the estimated net market value of Sequoia 2's assets over its liabilities was $18 million.

We will have the right to call Sequoia 2's debt and re-acquire Sequoia 2's loans when the underlying mortgage loans collateral has been paid down to less than 25% of its initial balance. It most likely will be several years before we gain this right.

At December 31, 1998, Sequoia 2's loans, as reflected on our balance sheet, totaled $579 million and were included as part of "Mortgage Loans: Held for Investment". Total Sequoia 2 debt was $571 million. We formed Sequoia 2 in November 1997. At that time, we sold $757 million of principal value of our loan portfolio to Sequoia and Sequoia issued $749 million of long-term amortizing mortgage-backed debt rated "AAA" to fund the purchase.

SEQUOIA MORTGAGE TRUST 3 RESIDENTIAL MORTGAGE LOANS

Sequoia Mortgage Trust 3, "Sequoia 3", owned $484 million of principal value of residential mortgage loans at March 31, 1999 funded with $474 million of long-term debt. We consolidated the assets and liabilities of Sequoia 3 on our balance sheet: these appeared on our balance sheet as a component of "Mortgage
Loans: Held for Investment" and "Long-term Debt." We own the equity of Sequoia 3 and are entitled to its earnings distributions.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 3. This investment had a reported basis of $12 million. The estimated net market value of Sequoia 3's assets and liabilities was $13 million.

We will have the right to call Sequoia 3's debt and re-acquire Sequoia 3's loans beginning in December 2002.

At December 31, 1998, Sequoia 3's loans, as reflected on our balance sheet, totaled $540 million and were included as part of "Mortgage Loans: Held for Investment". Total Sequoia 3 debt was $530 million. We formed Sequoia 3 in June 1998. At that time, Sequoia acquired $645 million of principal value from Redwood Trust and Holdings and Sequoia issued $635 million of long-term amortizing debt rated "AAA" to "BBB" to fund the purchase.

INTEREST RATE AGREEMENTS

Our interest rate agreements are carried on our balance sheet at estimated market value, which was $1.6 million at March 31, 1999 and $2.5 million at December 31, 1998. Please see "Note 2. Summary of Significant Accounting Policies", "Note 7. Interest Rate Agreements" and "Note 11. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information.

INVESTMENT IN RWT HOLDINGS, INC.

We do not consolidate the assets and liabilities of Holdings on our balance sheet. We reflect the net book value of our individual investment in one line item on our balance sheet labeled "Investment in RWT Holdings, Inc.".

In 1998, we invested $19.8 million in the preferred stock of Holdings; our share of the operating losses at Holdings has reduced the carrying value of this investment. The carrying value was $12.6 million at March 31, 1999 and $15.1 million at December 31, 1998.

At March 31, 1999, our assets also included a loan to Holdings of $13.7 million and a receivable from Holdings of $0.1 million. At December 31, 1998, loans to Holdings totaled $6.5 million and receivables from Holdings were $0.4 million.

OTHER ASSETS

Our other assets include accrued interest receivables, other receivables, fixed assets, leasehold improvements and prepaid expenses. These totaled $18 million at March 31, 1999 and $21 million at December 31, 1999.

SHORT-TERM DEBT

Short-term borrowings totaled $1.0 billion at March 31, 1999. We pledged a portion of our mortgage securities portfolio, mortgage loan portfolio, and U.S. Treasury securities to secure this debt. Short-term debt totaled $1.3 billion at December 31, 1998. Maturities on this debt typically range from one month to one year. The interest rate on most of this debt adjusts monthly to a spread over or under the one month LIBOR interest rate.

LONG-TERM DEBT

At March 31, 1999, Sequoia 1 had $175 million, Sequoia 2 had $522 million, and Sequoia 3 had $474 million of long-term mortgage-backed debt outstanding, net of unamortized premiums on bonds and deferred bond issuance costs. Sequoia 1 and Sequoia 2 debt is floating rate debt. Sequoia 3 debt is fixed until December 2002 after which it becomes floating rate debt.

At December 31, 1998, Sequoia 1 had $202 million, Sequoia 2 had $574 million, and Sequoia 3 had $530 million of long-term mortgage-backed debt outstanding net of unamortized premiums on bonds and deferred bond issuance costs.

Sequoia debt is non-recourse to Redwood Trust. The debt is consolidated on our balance sheet and is reflected as long-term debt, which is carried at historical amortized cost. The original scheduled maturity of this debt was approximately thirty years. The expected average life of this debt is two to six years, as debt balances are retired over time as principal payments are received on the underlying mortgages.

OTHER LIABILITIES

Our other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $8 million at March 31, 1999 and $15 at December 31, 1998.

STOCKHOLDERS' EQUITY

Total equity capital was $244 million at March 31, 1999. Preferred stock equity was $27 million. Reported common equity totaled $217 million, or $21.35 per common share outstanding.

In reporting equity at March 31, 1999, we marked-to-market all earning assets and interest rate agreements except mortgage assets funded with equity (SMFC 97-A) or funded with borrowings to maturity (Sequoia 2 and Sequoia 3). In accordance with Generally Accepted Accounting Principles, no liabilities were marked-to-market.

If we had marked-to-market all of our assets and liabilities, equity capital would have been reported as $242 million at March 31, 1999. After subtracting out the preference value of the preferred stock, common equity on a full mark-to-market basis was $214 million and the net mark-to-market value per common share was $21.02.

Reported equity capital was $255 million at December 31, 1998. Reported common equity was $228 million, or $20.27 per common share outstanding. Mark-to-market common equity was $220 million, or $19.53 per common share.

Real shareholder wealth increased from $19.53 to $21.02 per share, an increase of 8% or $1.49 per share, during the first quarter of 1999 due to net asset appreciation, retained earnings, and the effects of our stock repurchase program.

We acquired 1,077,600 shares of our common stock in the first quarter of 1999 at an average price of $14.88 per share. In the second quarter of 1999 through April 19, we had acquired an additional 144,500 shares at an average price of $15.40 per share.

RESULTS OF OPERATIONS

Our operating results include all of the reported income of Redwood Trust's REIT operations plus 99% of the after-tax results of operations at Holdings.

Net operating revenue from the REIT portfolio includes net interest income, net asset appreciation as discussed in "REIT Net Unrealized and Realized Gains and Losses on Assets", and credit expenses as discussed in "REIT Credit-Related Expenses." Our REIT net income is net REIT operating income less REIT operating expenses. Holdings' operating results, our share of which is also included in our reported net income, are discussed in a separate section below.

REIT INTEREST INCOME

In the first quarter of 1999, interest income generated by our REIT portfolio, including consolidated Sequoia assets, was $42 million. Our REIT portfolio had average earning assets of $2.6 billion and earned an average yield of 6.55%. During this quarter, the average coupon rate, or the cash earning rate on mortgage principal, was 6.99%. The reported value of assets included a 0.71% net premium, or $16 million. We write off this premium balance as an expense over time. Net premium amortization expense for the quarter was $2.3 million, which reduced earning asset yield by 0.37%. Prepayments on mortgage assets, which drives the rate at which we write off premium balances, were 33% CPR during the quarter. Other factors reduced the earning asset yield by 0.07%. At the end of the first quarter of 1999, earning assets were $2.4 billion.

In the fourth quarter of 1998, interest income was $54 million. Our portfolio had average earning assets of $3.1 billion and earned an average yield of 6.87%. The coupon rate was 7.17%. The reported value of assets included a 0.63% net premium, or $13 million. Net premium amortization expense was $1.7 million, which reduced earning asset yield by 0.23%. Prepayments during the quarter were 32% CPR. Other factors reduced the earning asset yield by 0.07%. At the end of the fourth quarter of 1998, earning assets were $2.8 billion.

Interest income declined from the fourth quarter of 1998 to the first quarter of 1999 as we continued reducing our earning asset balances in order to free capital to fund anticipated growth in the start-up operations at Holdings. Earning asset yields declined as interest rates fell and coupons on adjustable-rate assets reset at lower rates. An increase in prepayment rates and an increase in premium balances due to asset appreciation increased premium amortization expenses and contributed to the lower yield.

In the first quarter of 1998, interest income was $54 million. The portfolio had average earning assets of $3.3 billion and earned an average yield of 6.49%. The coupon rate was 7.65%. The reported value of assets included a 2.21% net premium, or $71 million. Net premium amortization expense was $8.2 million, which reduced earning asset yield by 0.99%. Prepayments during the quarter were 26% CPR. Other factors reduced the earning asset yield by 0.17%. At the end of the first quarter of 1998, earning assets were $3.7 billion.

REIT INTEREST EXPENSE

Interest expense in the first quarter of 1999 was $33 million. We funded our REIT portfolio with an average of $250 million of equity and $2.4 billion of borrowings, including consolidated Sequoia debt. We paid an average cost of funds of 5.59% for these borrowings. Short-term debt averaged 48% of total debt and cost us 5.12%. Long-term debt averaged 52% of total debt and cost us 6.03%.

In the fourth quarter of 1998, interest expense was $44 million. We funded our REIT portfolio with an average of $253 million of equity and $3.0 billion of borrowings. We paid an average cost of funds of 5.89% for these borrowings. Short-term debt averaged 53% of total debt and cost us 5.59%. Long-term debt averaged 47% of total debt and cost us 6.23%.

In the first quarter of 1998, interest expense was $46 million. We funded our REIT portfolio with an average of $330 million of equity and $3.1 billion of borrowings. We paid an average cost of funds of 6.01% for these borrowings. Short-term debt averaged 63% of total debt and cost us 5.77%. Long-term debt averaged 37% of total debt and cost us 6.44%.

During the last year, our borrowing costs have fallen due to decreases in short-term interest rates. Our borrowing costs have not fallen as much as they otherwise would have as we have been utilizing an increasing percentage of more expensive long-term debt.

REIT INTEREST RATE AGREEMENT EXPENSE

We hedge using interest rate agreements in order to strengthen our balance sheet, increase liquidity, and dampen potential earnings volatility. Hedging expenses include interest rate agreement expenses as well as changes in the market values of interest rate agreements. We refer you to "REIT Net Unrealized and Realized Gains and Losses on Assets" below for more information on changes in the market value of interest rate agreements.

Net interest rate agreements expense was $0.3 million in the first quarter of 1999, or 0.06% of average borrowings. In the fourth quarter of 1998, interest rate agreement expense was $0.3 million or 0.04% of average borrowings. In the first quarter of 1998, interest rate agreement expense was $1.4 million or 0.18% of average borrowings.

In adopting mark-to-market accounting for our interest rate agreements in the third quarter of 1998 through the early adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we wrote down our basis in our interest rate agreements. This market value adjustment had the effect of reducing interest rate agreement amortization expense on an on-going basis. Total interest rate agreement expense has also fallen as the size of our balance sheet decreased.

We refer you to "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for additional details.

REIT NET INTEREST INCOME

Net interest income, which equals interest income less interest expense less interest rate agreements expense, was $8 million in the first quarter of 1999. Our interest rate spread, which equals the yield on earning assets less the cost of funds and hedging, was 0.90%. Our net interest margin, which equals net interest income divided by average assets, was 1.19% during this period.

In the fourth quarter of 1998, net interest income was $10 million, the interest rate spread was 0.94%, and the net interest margin was 1.19%. Net interest income was lower in the first quarter of 1999 than in the fourth quarter of 1998 due to a lower average balance during the later period.

In the first quarter of 1998, net interest income was $6 million, the interest rate spread was 0.30%, and the net interest margin was 0.75%. Our spread and margin increased in the later part of 1998 in spite of accelerated prepayment rates primarily due to changes in accounting methodologies, which lowered amortization expense and thereby increased asset yields. Also, a reduction in interest rates lowered our cost of funds faster than coupon rates on our assets decreased. This reduction in short-term interest rates boosted our spreads and margins temporarily.

REIT CREDIT-RELATED EXPENSES

Credit-related expenses include credit provisions for loans and securities that are not marked-to-market and credit-related valuation adjustments for assets that are accounted for on a lower-of-cost-or-market basis. The credit-related valuation adjustments are included in "Net unrealized and realized gains or losses on assets" on our income statement.

In the first quarter of 1999, total credit-related expenses were $1.0 million, including $0.3 million of credit provisions and $0.7 million of credit-related mark-to-market adjustments. Total credit-related reserves were $7.1 million at March 31, 1999, including $5.2 million of credit reserves and $1.9 million of credit-related mark-to-market reserve. Actual realized credit losses in the first quarter of 1999 totaled $0.1 million. These losses were incurred on the mortgage securities underlying SMFC 97-A. There were no credit losses on mortgage loans in this period.

In the fourth quarter of 1998, total reported credit-related expenses netted to zero as we took credit provisions of $0.4 million offset by $0.4 million of positive, credit-related, mark-to-market adjustments. Total credit-related reserves were $6.1 million at December 31, 1998, including $4.9 million of credit reserves and $1.2 million of credit-related mark-to-market reserves. Total actual realized credit losses in the fourth quarter of 1998 were $0.02 million, all of which were related to SMFC 97-A securities.

In the first quarter of 1998, total credit-related expenses were $0.6 million. All of these expenses were credit provisions, as we had not yet adopted mark-to-market accounting. Total credit-related reserves were $5.5 million at March 31, 1998. Total actual realized credit losses in the first quarter of 1998 were $0.05 million, including $0.01 million in losses on loans and $0.04 million in losses on SMFC 97-A securities.

Our overall credit results have been excellent through March 31, 1999. Serious delinquencies have remained below 0.50% of loans and loan loss severities have averaged less than 10%.

We have generally taken credit provisions at an annual rate of 0.15% for most residential loans held for investment, have written down the basis of delinquent lower-of-cost-or-market loans to estimated bid-side market value, and have established a credit reserve for our interests in SMFC 97-A to cover estimated future losses from that source.

REIT NET UNREALIZED AND REALIZED GAINS AND LOSSES ON ASSETS

In the first quarter of 1999, the net gain on asset market valuations was $2.2 million. This net gain consisted of $3.7 million of market value gains on portfolio earning assets, $0.7 million credit-related mark-to-market expenses, and $0.8 million market value losses on interest rate agreements. Market values for our mortgage portfolio improved in the first quarter of 1999 as the global financial markets stabilized.

In the fourth quarter of 1998, total net asset appreciation income was $2.0 million. This included a $1.1 million gain on mortgage assets, a $0.4 million mark-to-market gain in the credit-related reserve, and $0.5 million market value gains on interest rate agreements.

In the first quarter of 1998, we had not yet adopted mark-to-market accounting. As a result, most of the unrealized market value gains and losses incurred during that quarter were not recognized in earnings. We sold $9 million of mortgage securities for a $6,000 realized gain. We also wrote down all of our interest-only mortgage securities by $0.7 million to their estimated market value.

REIT NET OPERATING REVENUE

REIT net operating revenue is earnings before operating expenses. It is total asset earnings less the all-in costs of borrowing and hedging. For the first quarter of 1999, REIT net operating revenue was $9.8 million.

Gross asset earnings in the first quarter of 1999 were $44.4 million, reflecting interest income of $41.7 million less credit-related expenses of $1.0 million plus positive mark-to-market adjustments on mortgage assets of $3.7 million. Interest expenses on borrowing were $33.5 million. Hedging expenses were $1.1 million, reflecting $0.3 million interest rate agreement expense plus $0.8 million mark-to-market adjustments on interest rate agreements.

For the fourth quarter of 1998, REIT net operating revenue was $11.3 million. For the first quarter of 1998, REIT net operating revenue was $5.1 million.

The analysis of quarter to quarter changes in net operating revenue is discussed above.

REIT OPERATING EXPENSES

Total operating expenses for the REIT for the first quarter of 1999 were $0.7 million. Total operating expenses for the fourth quarter of 1998 were $2.3 million. Total operating expenses for the first quarter of 1998 were $1.9 million.

Total operating expenses in the fourth quarter of 1998 included one-time termination expenses of $1.2 million. On-going expenses in that period totaled $1.1 million.

On-going operating expenses as a percentage of assets were 0.11% in the first quarter of 1999, 0.14% in the fourth quarter of 1998, and 0.22% in the first quarter of 1998. Operating expenses as a percentage of equity were 1.14%in the first quarter of 1999, 1.75% in the fourth quarter of 1998, and 2.24% in the first quarter of 1998.

On-going operating expenses at the REIT have generally declined after the first quarter of 1998 as the Company continues to transfer certain mortgage operations to its affiliates.

NET REIT EARNINGS

Net REIT earnings, which equals net REIT operating revenue less REIT operating expenses, were $9.0 million in the first quarter of 1999. In the fourth quarter of 1998, net REIT earnings were $9.0 million. In the first quarter of 1998, net REIT earnings were $3.1 million.

INCOME FROM THE INVESTMENT IN RWT HOLDINGS, INC.

Our share of the losses generated by start-up operations at Holdings, our non-REIT mortgage finance affiliate, was $2.5 million in the first quarter of 1999. We recognized losses from Holdings of $2.5 million in the fourth quarter of 1998. Holdings had no impact on first quarter 1998 earnings as Holdings had only recently commenced operations.

We refer you to Holdings' "Consolidated Financial Statements and Notes", and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

NET INCOME

Net income for all of our operations was $6.6 million in the first quarter of 1999. After preferred dividends of $0.7 million, net income available to common stockholders was $5.9 million.

Our net income was $6.5 million in the fourth quarter of 1998. After preferred dividends of $0.7 million, net income available to common stockholders was $5.8 million.

Our net income was $3.1 million in the first quarter of 1998. After preferred dividends of $0.7 million, net income available to common stockholders was $2.5 million.

EARNINGS PER SHARE

Average diluted common shares outstanding were 10.9 million in the first quarter of 1999 compared to 11.4 million in the fourth quarter of 1998 and 14.2 million in the first quarter of 1998. Diluted earnings per share were $0.54 in the first quarter of 1999, $0.51 in the fourth quarter of 1998, and $0.17 in the first quarter of 1998.

Shares outstanding declined as a result of our common stock repurchase program.

DIVIDENDS

We paid no common stock dividends for the first quarter of 1999 and the fourth quarter of 1998. We paid a first quarter 1998 common stock dividend of $0.27 per share.

Under the minimum REIT dividend distribution rules, we were not required to declare a common stock dividend in the fourth quarter of 1998 or the first quarter of 1999. While we had more than ample liquidity and balance sheet strength to pay a dividend in those quarters, we chose to retain our capital for use in our operations and our common stock repurchase program.

RISK MANAGEMENT

MARKET VALUE RISK

The market value of our assets can fluctuate due to changes in interest rates, prepayment rates, liquidity, financing, supply and demand, credit and other factors. These fluctuations affect our earnings.

At March 31, 1999, we, including Sequoia, owned mortgage securities and loans totaling $1.3 billion that we account for on a mark-to-market basis or, in the case of mortgage loans, on a lower-of-cost-or-market basis. Of these assets, 87% had adjustable-rate coupons and 13% were hybrid mortgage assets with initial fixed-rate coupons.

Our interest rate agreements hedging program may offset some asset market value fluctuations due to interest rate changes. All of our $4 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

INTEREST RATE RISK

At March 31, 1999, we, including Sequoia, owned $2.4 billion adjustable-rate assets and had $2.2 billion adjustable-rate liabilities.

Hybrid mortgage assets, with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter, totaled $512 million. Debt that had interest rate reset characteristics matched to these hybrid mortgages totaled $474 million.

Fixed-rate assets, including U.S. Treasuries, were $68 million; there were no fixed-rate liabilities.

We owned interest rate agreements with a notional face of $4 billion.

On average, our cost of funds had the ability to rise or fall more quickly as a result of changes in short-term interest rates than did the earning rate on the assets. The risk of reduced earnings in a rising interest rate environment is mitigated to some extent by our interest rate agreements hedging program.

At March 31, 1999, we owned $2.4 billion of adjustable-rate mortgages with interest rates that adjust every one, six or twelve months off of interest rates of the same maturity. A majority of our debt has an interest expense that adjusts monthly off of one-month interest rates. As a result, our net income may vary somewhat as the yield curve between one-month interest rates and six and twelve-month interest rates varies.

Adjustable-rate assets with earnings rates dependent on U.S. Treasury rates totaled $0.7 billion at March 31, 1999. Liabilities with a cost of funds dependent on U.S. Treasury rates totaled $0.4 billion at that time. As part of our hedging program, we also had $0.3 billion notional amount of basis swaps that, in effect, increased the Company's U.S. Treasury-based liabilities to $0.7 billion. At March 31, 1999, we had little earnings risk with respect to the risk of U.S. Treasury rates deviating from LIBOR market rates.

Changes in interest rates affect prepayment rates (see below) and influence other factors that may have an effect on our results.

LIQUIDITY RISK

Our primary liquidity risk arises from financing long-term mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched.

The assets that we pledge to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty refinancing our short-term debt as it matures, even during the financial market liquidity crisis of the fourth quarter of 1998. Still, changes in the market values of our assets, in the perceived credit worthiness of the Company, and in the capital markets, can impact our access to liquidity. We cannot give assurances that we will always be able to refinance our short-term debt.

At March 31, 1999, we had $105 million of highly liquid assets which were unpledged and available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. These assets consisted of unrestricted cash and unpledged "AAA" rated mortgage securities. Total available liquidity equaled 10% of our short-term debt balances.

In the first quarter of 1999, we entered into several short-term borrowing commitments with maturities beyond December 31, 1999 in order to secure financing now during the period at the beginning of the year 2000 for a portion of our assets.

PREPAYMENT RISK

As we receive repayments of mortgage principal, we amortize into income our mortgage premium balances as an expense and our mortgage discount balances as income. Mortgage premium balances arise when we acquire mortgage assets at a price in excess of the principal value of the mortgages, or when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when we acquire mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates and is marked-to-market at a price below par. At March 31, 1999, mortgage premium balances were $28 million and mortgage discount balances were $10 million. Net mortgage premium was $18 million.

Sequoia's long-term debt had associated deferred bond issuance costs, which are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $3 million at March 31, 1999. In addition, premium received upon bond issuance at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $5 million at March 31, 1999. The combined effect of these two items was to reduce our effective mortgage-related premium by $2 million.

Our net premium at March 31, 1999 for assets and liabilities affected by the rate of mortgage principal receipts was $16 million. This net premium equaled 7.5% of total common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will effect the market value of our assets and our earnings. Changes in the value of our assets, to the extent they are incorporated into the basis of our assets, will also affect future amortization expense.

CREDIT RISK

Our principal credit risk comes from loans owned by Sequoia, loans held in portfolio, and our SMFC 97-A securities. We also have credit risk with counter-parties with whom we do business; to the extent they fail to perform as agreed, our results could fluctuate.

We, not including Sequoia, owned $28 million in residential loans at March 31, 1999. Of these, $1.1 million were seriously delinquent.

We also owned $3 million in commercial loans. These commercial loans were all current at March 31, 1999.

The three Sequoia trusts owned $1.2 billion in residential mortgage loans at March 31, 1999. Our total credit risk from these trusts is limited to our equity investment in these trusts. These equity investments had a reported value of $40 million. At year-end, $4.9 million of the underlying loans, or 0.41%, were seriously delinquent.

At March 31, 1999, we had $4.1 million loan credit reserves and $1.9 million loan mark-to-market credit reserves to provide for potential future credit losses from Redwood Trust and Sequoia mortgage loans. Total mortgage loan credit-related reserves were $6.0 million and total seriously delinquent loans were $6.0 million.

To date, we have lost an average of 8% of the loan balance of defaulted loans. Loss severity may increase, particularly if real estate values decline.

At March 31, 1999, we also had $1.1 million credit reserves for our SMFC 97-A mortgage securities. Our total potential credit exposure from these securities after this credit reserve was $8 million. We currently believe this reserve is likely to be sufficient to cover currently anticipated SMFC 97-A credit losses.

CAPITAL RISK

Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing short-term borrowings declines.

Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for mortgage equity interests (net trust assets funded with equity) generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate guideline capital adequacy amount.

The total guideline equity-to-assets ratio capital amount has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the total guideline has increased, as we have acquired new types of assets such as commercial loans.

We do not expect that our actual capital levels will always exceed the guideline amount. We measure all of our mortgage assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. If interest rates were to rise in a significant manner, our capital guideline amount would rise. The potential interest rate risk of our mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates. Our actual capital levels, as determined for the risk-adjusted capital policy, would likely fall as the market values of our mortgages, net of mark-to-market gains on hedges, decreased. (Such market value declines may be temporary as well, as future coupon adjustments on ARMs may help to restore some of the lost market value.)

In this circumstance, or any other circumstance in which our actual capital levels decreased below our capital adequacy guideline amount, we would generally cease the acquisition of new mortgage assets until capital balance was restored through prepayments, interest rate changes, or other means. In certain cases prior to a planned equity offering or other circumstances, the Board of Directors has authorized management to acquire mortgage assets in a limited amount beyond the usual constraints of our risk-adjusted capital policy.

Growth in assets and earnings may be limited when our access to new equity capital is limited. Holdings can benefit over time from the re-investment of any retained earnings at Holdings. Our REIT operations, however, are generally required to distribute at least 95% of taxable income as dividends.

INFLATION RISK

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Our financial statements are prepared in accordance with Generally Accepted Accounting Principles and our dividends are generally determined based on our REIT net income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

YEAR 2000 READINESS DISCLOSURE

In 1998, we established a Year 2000 Project. The goal of this on-going project is to ensure that our communications, data and information systems are ready for the Year 2000 and to employ prudent management to minimize any potential negative impact of the Year 2000 on our business partners and our investors. Senior management has taken an active role in the Year 2000 Project and provides updates to the Board of Directors as necessary.

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

Our project management strategies include system risk assessment, system upgrades or workarounds, and contingency planning. We believe we are devoting the necessary resources to address all appropriate Year 2000 issues. We do not currently anticipate incurring costs related to the Year 2000 issue that would be material to our financial position, results of operations, or cash flows in future periods.

We commenced operations within the past five years and have built our internal systems on a client-server model. Thus, we are not aware of any internal "legacy" computer systems or software issues.

In the third quarter of 1998, internal computer systems were successfully tested. Hardware testing included forward date testing of the December 31, 1999 to January 1, 2000 rollover and leap year 2000. Critical software applications used to manage our businesses were also successfully tested.

As systems are modified or new hardware or software systems are implemented in the normal course of business, our policy is to receive certification of Year 2000 compliance and to test for Year 2000 compliance upon installation.

We continue to gather and assess information of our business partners' Year 2000 readiness. We will monitor public disclosures by key business partners into the New Year and solicit disclosures directly through our own Year 2000 questionnaire and subsequent discussions. Direct data collection should be substantially completed by June 30, 1999.

Business partners that provide information or services through externally controlled or externally coordinated systems have been identified. Joint testing of certain systems has been initiated. External joint testing is targeted for completion by September 30, 1999.

Our affiliates and we are developing contingency plans and workaround systems for critical systems. Workarounds may include substituting compliant business partners for those who are non-compliant. The benefit of this contingency plan is likely to be limited due to our lack of control on external vendors and inability to replace certain business partners efficiently.

We believe we are devoting the necessary technical and management resources to address the Year 2000 issues over which we have control. While it is inherently difficult to assess the impact our vendors and their vendors may have on us in the event they are unable to successfully manage their own year 2000 issues, we believe we are on plan to reach our Year 2000 Project goals by October 1999.

RWT HOLDINGS, INC.

RWT Holdings, Inc., or "Holdings" was incorporated in Delaware in February 1998 and commenced operations on April 1, 1998. Holdings' start-up operations have been funded primarily by Redwood Trust, which has a significant investment in Holdings through the ownership of all of Holdings' preferred stock. Redwood Trust, however, does not control Holdings. We refer you to "Note 1. The Company" in the Notes to the Consolidated Financial Statements of RWT Holdings, Inc. and Subsidiaries for additional information on Holdings' initial capitalization.

Holdings will conduct mortgage production operations - originating, acquiring, aggregating and reselling mortgage loans - through three wholly-owned subsidiaries: Redwood Financial Services, Inc., Redwood Residential Funding, Inc., and Redwood Commercial Funding, Inc.

Redwood Financial Services, Inc., or "RFS", provides asset and liability management and portfolio evaluation services to commercial banks and other large holders of seasoned mortgage loan portfolios and seeks to acquire or assist in the sale or securitization of portions of such portfolios. RFS also seeks to provide other transaction services to its customers including sales of mortgage loans and other assets to them to meet their investment needs.

Redwood Residential Funding, Inc., or "RRF", will acquire newly originated residential loans from mortgage bankers. It will establish correspondent loan purchase operations and add value to its lender group through consistent and low cost execution, risk-based pricing, and other technology oriented, value added services. It will sell its loans to its investor clients as tailored loan portfolios or as structured mortgage securities.

Redwood Commercial Funding, Inc., or "RCF", acquires, originates and services commercial mortgage loans typically ranging in size from $0.5 million to $5.0 million. Loans are made to credit-worthy borrowers on a variety of commercial property types. These loans will be sold to investor clients, typically banks and savings and loan institutions.

At March 31, 1999, Holdings owned $25.4 million of residential mortgage loans, $8.3 million of commercial mortgage loans, and $52.4 million of residential mortgage securities. Holdings also had $10.6 million in cash and $3.1 million in other assets for total assets of $99.7 million. Holdings had a commitment to acquire $3 million of commercial loans from Redwood Trust in the second quarter of 1999.

The loans owned by Holdings were funded with short-term borrowings and equity. Short-term debt was $72.3 million, loans from Redwood Trust were $13.7 million, and other liabilities totaled $0.9 million. Total equity at March 31, 1999 was $12.8 million, reflecting the $20.0 million of initial capital less the $7.2 million in net start-up expenses incurred through the first quarter of 1999.

In the first quarter of 1999, net operating revenue totaled $0.8 million, including interest income of $0.6 million, net asset appreciation income of $0.5 million, and interest expenses of $0.3 million.

Operating expenses at Holdings totaled $3.3 million in the first quarter of 1999. Holdings' net loss in the first quarter of 1999 was $2.5 million.

Holdings pre-tax loss as reported for GAAP currently equals its after-tax loss. Due to the start-up nature of its operations, Holdings is not able to accrue a tax benefit relating to its operating losses for GAAP at this time. Each of the Holdings' operations is still in start-up mode. Holdings currently expects these operations to become profitable in the aggregate during 1999.

In the fourth quarter of 1998, Holdings generated $0.2 million of net operating revenue and had $2.7 million in operating expenses, resulting in a net loss of $2.5 million. Income and expenses increased in the first quarter of 1999 due to increased activity at the Holdings' entities as they continue to build up their businesses.

Holdings' operations began as of mid-1998 and thus there were no operations in the first quarter of 1998.

PART II   OTHER INFORMATION


Item 1. Legal Proceedings

        At March 31, 1999 there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2. Changes in Securities

        Not applicable


Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
               Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three months ended March 31, 1999 and March 31, 1998.

               Exhibit 27 - Financial Data Schedule

        (b)  Reports
               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REDWOOD TRUST, INC.



Dated:  May 12, 1999                   By:  /s/ Douglas B. Hansen
                                            ------------------------------------
                                            Douglas B. Hansen
                                            President
                                            (authorized officer of registrant)



Dated:  May 12, 1999                   By:  /s/ Vickie L. Rath
                                            ------------------------------------
                                            Vickie L. Rath
                                            Vice President and Treasurer
                                            (principal accounting officer)

                              REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT

                                                                 Sequentially
Exhibit                                                            Numbered
Number                                                               Page
-------                                                          ------------
 11.1       Computation of Earnings per Share ..................      46
   27       Financial Data Schedule ............................      47