Form 10-Q
period 1999-06-30
REDWOOD TRUST INC
filed 1999-08-13
CIK 930236

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

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

Class B Preferred Stock ($.01 par value)           909,518 as of August 10, 1999
Common Stock ($.01 par value)                    9,408,617 as of August 10, 1999



================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I       FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements - Redwood Trust, Inc

                 Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 ............... 3

                 Consolidated Statements of Operations for the three and
                 six months ended June 30, 1999 and June 30, 1998 ................................. 4

                 Consolidated Statements of Stockholders' Equity for
                 the three and six months ended June 30, 1999 ..................................... 5

                 Consolidated Statements of Cash Flows for the three
                 and six months ended June 30, 1999 and June 30, 1998 ............................. 6

                 Notes to Consolidated Financial Statements ....................................... 7

             Consolidated Financial Statements - RWT Holdings, Inc.

                 Consolidated Balance Sheets at June 30, 1999 and December 31, 1998................21

                 Consolidated Statements of Operations for the three
                 months ended June 30, 1999 and 1998 and for the six
                 months ended June 30, 1999 and for the period from
                 April 1, 1998 to June 30, 1998 ...................................................22

                 Consolidated Statements of Stockholders' Equity for
                 the three and six months ended June 30, 1999......................................23

                 Consolidated Statements of Cash Flows for the three
                 months ended June 30, 1999 and 1998 and for the six
                 months ended June 30, 1999 and for the period from
                 April 1, 1998 to June 30, 1998 ...................................................24

                 Notes to Consolidated Financial Statements........................................25

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........................................30

PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings.....................................................................45

    Item 2.  Changes in Securities.................................................................45

    Item 3.  Defaults Upon Senior Securities.......................................................45

    Item 4.  Submission of Matters to a Vote of Security Holders...................................45

    Item 5.  Other Information.....................................................................46

    Item 6.  Exhibits and Reports on Form 8-K......................................................46

    SIGNATURES ....................................................................................47

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                 June 30, 1999    December 31, 1998
                                                                  -----------        -----------
ASSETS                                                            (Unaudited)
      Mortgage loans: held-for-sale
          Residential                                             $    67,452        $   265,914
          Commercial                                                   19,614              8,287
                                                                  -----------        -----------
                                                                       87,066            274,201
                                                                  -----------        -----------
      Mortgage loans: held-for-investment, net
          Residential                                               1,089,778          1,131,300
                                                                  -----------        -----------
                                                                    1,089,778          1,131,300
                                                                  -----------        -----------

      Mortgage securities: trading                                    941,618          1,257,655
      Mortgage securities: available-for-sale, net                      7,937              7,707
      U.S. Treasury securities                                             --             48,009
      Cash and cash equivalents                                        66,502             55,627
      Restricted cash                                                   8,547             12,857
      Interest rate agreements                                          2,697              2,517
      Accrued interest receivable                                      12,952             18,482
      Investment in RWT Holdings, Inc.                                 18,782             15,124
      Loan to RWT Holdings, Inc.                                        2,000              6,500
      Receivable from RWT Holdings, Inc.                                  209                445
      Other assets                                                      2,013              2,024
                                                                  -----------        -----------
                                                                  $ 2,240,101        $ 2,832,448
                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                             $   922,745        $ 1,257,570
      Long-term debt, net                                           1,066,976          1,305,560
      Accrued interest payable                                          5,286             10,820
      Accrued expenses and other liabilities                            2,833              3,022
      Dividends payable                                                   687                686
                                                                  -----------        -----------
                                                                    1,998,527          2,577,658
                                                                  -----------        -----------

      Commitments and contingencies (See Note 13)

      STOCKHOLDERS' EQUITY

      Preferred stock, par value $0.01 per share;
          Class B 9.74% Cumulative Convertible
          909,518 shares authorized, issued and outstanding
          ($28,882 aggregate liquidation preference)                   26,736             26,736
      Common stock, par value $0.01 per share;
          49,090,482 shares authorized;
          9,929,717 and 11,251,556 issued and outstanding                  99                113
      Additional paid-in capital                                      259,184            279,201
      Accumulated other comprehensive income                           (1,918)              (370)
      Cumulative earnings                                              16,149              6,412
      Cumulative distributions to stockholders                        (58,676)           (57,302)
                                                                  -----------        -----------
                                                                      241,574            254,790
                                                                  -----------        -----------
                                                                  $ 2,240,101        $ 2,832,448
                                                                  ===========        ===========


 The accompanying notes are an integral part of these consolidated statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)


                                                         Three Months Ended June 30,       Six Months Ended June 30,
                                                            1999              1998            1999             1998
                                                        ------------     ------------     ------------     ------------
INTEREST INCOME

Mortgage loans: held-for-sale
   Residential                                          $      1,427     $         --     $      5,714     $         --
   Commercial                                                    293               --              369               --
                                                               1,720               --            6,083               --
                                                        ------------     ------------     ------------     ------------
Mortgage loans: held-for-investment
   Residential                                                16,545           29,905           32,830           55,715
                                                        ------------     ------------     ------------     ------------
                                                              16,545           29,905           32,830           55,715

Mortgage securities: trading                                  16,090               --           35,064               --
Mortgage securities: available-for-sale                          859           23,423            1,662           51,090
U.S. Treasury securities                                         380               --              913               --
Cash and cash equivalents                                        497              455            1,270              839
                                                        ------------     ------------     ------------     ------------
   Total interest income                                      36,091           53,783           77,822          107,644
                                                        ------------     ------------     ------------     ------------

INTEREST EXPENSE

Short-term debt                                              (11,880)         (33,282)         (26,630)         (61,285)
Long-term debt                                               (16,657)         (16,887)         (35,398)         (34,981)
                                                        ------------     ------------     ------------     ------------
   Total interest expense                                    (28,537)         (50,169)         (62,028)         (96,266)
                                                        ------------     ------------     ------------     ------------

Net interest rate agreements expense                            (737)          (1,624)          (1,070)          (3,002)
                                                        ------------     ------------     ------------     ------------

NET INTEREST INCOME                                            6,817            1,990           14,724            8,376

Net unrealized and realized gains (losses) on assets           1,413               --            3,582             (723)
Provision for credit losses                                     (371)            (763)            (716)          (1,364)
Equity in earnings (losses) of RWT Holdings, Inc.             (3,757)            (581)          (6,241)            (581)
Operating expenses                                              (939)            (589)          (1,653)          (2,514)
Other income                                                      33              139               41              139
                                                        ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                              3,196              196            9,737            3,333
Cash dividends on Class B preferred stock                       (687)            (687)          (1,374)          (1,374)
                                                        ------------     ------------     ------------     ------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS      $      2,509     $       (491)    $      8,363     $      1,959
                                                        ============     ============     ============     ============

EARNINGS PER SHARE:

     Basic                                              $       0.25     $      (0.03)    $       0.80     $       0.14
     Diluted                                            $       0.25     $      (0.03)    $       0.79     $       0.14

Weighted average shares of common stock and common stock equivalents:

     Basic                                                10,051,565       14,106,828       10,412,855       14,115,342
     Diluted                                              10,172,960       14,255,858       10,523,329       14,368,616



 The accompanying notes are an integral part of these consolidated statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)


                                   Class B                                      Accumulated
                               Preferred stock     Common stock     Additional     other                   Cumulative
                              ------------------------------------   paid-in   comprehensive  Cumulative  distributions
                              Shares    Amount    Shares    Amount   capital      income       earnings  to stockholders    Total
Balance, December 31, 1998    909,518  $26,736  11,251,556  $ 113   $ 279,201     $  (370)      $ 6,412      $(57,302)    $ 254,790
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Income before
  preferred dividend               --       --          --     --          --          --         6,541            --         6,541

  Net unrealized loss on
  assets available-for-sale        --       --          --     --          --        (412)           --            --          (412)
                                                                                                                          ---------

  Total comprehensive income       --       --          --     --          --          --            --            --         6,129

Issuance of common stock           --       --      12,361     --           1          --            --            --             1

Repurchase of common stock         --       --  (1,077,600)   (11)    (16,024)         --            --            --       (16,035)

Dividends declared:
  Preferred                        --       --          --     --          --          --            --          (687)         (687)
  Common                           --       --          --     --          --          --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999       909,518   26,736  10,186,317    102     263,178        (782)       12,953       (57,989)      244,198
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Income before
  preferred dividend               --       --          --     --          --          --         3,196            --         3,196

  Net unrealized loss on
  assets available-for-sale        --       --          --     --          --      (1,136)           --            --        (1,136)
                                                                                                                          ---------

  Total comprehensive income       --       --          --     --          --          --            --            --         2,060

Repurchase of common stock         --       --    (256,600)    (3)     (3,994)         --            --            --        (3,997)

Dividends declared:
  Preferred                        --       --          --     --          --          --            --          (687)         (687)
  Common                           --       --          --     --          --          --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999        909,518  $26,736   9,929,717  $  99   $ 259,184     $(1,918)      $16,149      $(58,676)    $ 241,574
====================================================================================================================================


 The accompanying notes are an integral part of these consolidated statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                           1999            1998            1999            1998
                                                                         ---------       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) available to common stockholders                  $   2,509       $    (491)      $   8,363       $   1,959
     Adjustments to reconcile net income to net cash
         provided by operating activities:
        Depreciation and amortization                                        1,868          12,715           4,389          22,425
        Provision for credit losses                                            371             763             716           1,364
        Equity in (earnings) losses of RWT Holdings, Inc.                    3,757             581           6,241             581
        Net unrealized and realized (gains) losses on assets                (1,413)             --          (3,582)            723
     Purchases of mortgage loans: held-for-sale                            (65,343)             --         (71,755)             --
     Proceeds from sales of mortgage loans: held-for-sale                    7,509              --          50,138              --
     Principal payments on mortgage loans: held-for-sale                    19,990              --          55,239              --
     Purchases of mortgage securities: trading                              (3,725)             --          (3,725)             --
     Proceeds from sales of mortgage securities: trading                     7,668              --           7,668              --
     Principal payments on mortgage securities: trading                    146,019              --         315,001              --
     Purchases of U.S. Treasury securities                                      --              --         (45,844)             --
     Proceeds from sales of U.S. Treasury securities                        32,077              --          90,519              --
     Purchases of interest rate agreements                                    (224)             --            (633)             --
     Proceeds from sales of interest rate agreements                         1,121              --           1,121              --
     Decrease in accrued interest receivable                                 2,460           2,332           5,530           1,565
     (Increase) decrease in other assets                                       906          (2,235)            (81)         (3,006)
     Increase (decrease) in accrued interest payable                          (409)          1,463          (5,534)           (801)
     Increase (decrease) in accrued expenses and other liabilities           1,222             395            (189)             20
                                                                         ---------       ---------       ---------       ---------
            Net cash provided by operating activities                      156,363          15,523         413,582          24,830
                                                                         ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of mortgage loans: held-for-investment                           --        (525,510)             --        (967,472)
     Principal payments on mortgage loans: held-for-investment              84,487         169,766         191,849         288,472
     Purchases of mortgage securities: available-for-sale                     (934)        (69,326)           (934)       (231,167)
     Proceeds from sales of mortgage securities: available-for-sale             --              --              --           9,296
     Principal payments on mortgage securities: available-for-sale              72         255,526             130         442,931
     Purchases of interest rate agreements                                      --          (1,127)             --          (2,024)
     Net decrease in restricted cash                                         2,944           4,174           4,310           3,097
     Investment in RWT Holdings, Inc., net of dividends received            (9,900)             --          (9,900)         (9,900)
     Repayments from RWT Holdings, Inc.                                     11,700              --           4,500              --
     (Increase) decrease in receivable from RWT Holdings, Inc.                 (67)           (831)            236            (831)
                                                                         ---------       ---------       ---------       ---------
            Net cash provided by (used in) investing activities             88,302        (167,328)        190,191        (467,598)
                                                                         ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of (repayments on) short-term debt        (110,897)       (351,860)       (334,825)         21,633
     Proceeds (costs) from issuance of long-term debt                         (337)        635,193            (337)        635,193
     Repayments on long-term debt                                         (103,570)       (123,238)       (237,706)       (214,918)
     Net proceeds from issuance of common stock                                 --           1,588               1           1,588
     Repurchases of common stock                                            (3,997)         (1,183)        (20,032)         (5,458)
     Increase in dividends payable - preferred                                  --              --               1              --
     Dividends paid on common stock                                             --          (3,809)             --          (8,808)
                                                                         ---------       ---------       ---------       ---------
            Net cash provided by (used in) financing activities           (218,801)        156,691        (592,898)        429,230
                                                                         ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                        25,864           4,886          10,875         (13,538)

Cash and cash equivalents at beginning of period                            40,638           6,468          55,627          24,892
                                                                         ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period                               $  66,502       $  11,354       $  66,502       $  11,354
                                                                         =========       =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                              $  28,946       $  48,818       $  67,562       $  97,237
                                                                         =========       =========       =========       =========


 The accompanying notes are an integral part of these consolidated statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia and Redwood Trust's equity interest in Holdings. Redwood Trust, together with its affiliates, is a finance company specializing in mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). Its primary activity is the financing of high quality residential mortgage loans with funds raised through long-term debt issuance. The Company also finances commercial mortgage loans and residential mortgage securities. Through its affiliate operations, the Company is developing its ability to create mortgage assets of significant value for its own portfolio and for sale to institutional mortgage investors.

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

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known, future losses as well as potential losses inherent in its Mortgage Asset portfolio. The reserve is based upon management's assessment of various factors affecting its Mortgage Assets, including current and projected economic conditions, delinquency status and credit protection. In determining the reserve for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. The Company's actual credit losses may differ from those estimates used to establish the reserve. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

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

Some of the Mortgage Loans purchased by the Company for which securitization or sale is contemplated are committed for sale by the Company to Holdings, or a subsidiary of Holdings, under a Master Forward Commitment Agreement. As the forward commitment is entered into on the same date that the Company commits to purchase the loans, the price under the forward commitment is the same as the price that the Company paid for the Mortgage Loans, as established by the external market. Fair value is therefore equal to the commitment price, which is the carrying value of the Mortgage Loans. Accordingly, no gain or loss is recognized on the subsequent sales of these Mortgage Loans to Holdings or subsidiaries of Holdings.

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

U.S. TREASURY SECURITIES

U.S. Treasury securities include notes issued by the U.S. Government. Interest is recognized as revenue when earned according to the terms of the Treasury securities. Discounts and premiums are amortized into interest income over the life of the security using methods that approximate the effective yield method. U.S. Treasury securities are classified as trading and, accordingly, are recorded at their estimated fair market value with unrealized gains and losses recognized as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. At June 30, 1999 and December 31, 1998, cash equivalents included $32 million and $25 million in repurchase agreements, respectively.

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

Under the Code, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. The Company expects to pay a total of $3.4 million of preferred dividends in 1999 from 1999 taxable income. The Company will not declare a common stock dividend until the 1999 taxable income exceeds the preferred dividend requirements.

NET INCOME PER SHARE

Net income per share for the three and six months ended June 30, 1999 and 1998 is shown in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

(IN THOUSANDS, EXCEPT SHARE DATA)                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                   1999           1998             1999           1998
                                                               ------------   ------------     ------------   ------------
NUMERATOR:
     Numerator for basic and diluted earnings per share--
          Net income                                           $      3,196   $        196     $      9,737   $      3,333

          Cash dividends on Class B preferred stock                    (687)          (687)          (1,374)        (1,374)
                                                               ============   ============     ============   ============
          Basic and Diluted EPS - Income available
          to common stockholders                               $      2,509   $       (491)    $      8,363   $      1,959
                                                               ============   ============     ============   ============

DENOMINATOR:
     Denominator for basic earnings per share--
          Weighted average number of common shares
          outstanding during the period                          10,051,565     14,106,828       10,412,855     14,115,342
          Net effect of dilutive stock options                      121,395        149,030          110,474        253,274
                                                               ------------   ------------     ------------   ------------
     Denominator for diluted earnings per share--                10,172,960     14,255,858       10,523,329     14,368,616
                                                               ============   ============     ============   ============
     Net earnings per share--basic                             $       0.25   $      (0.03)    $       0.80   $       0.14
                                                               ============   ============     ============   ============
     Net earnings per share--diluted                           $       0.25   $      (0.03)    $       0.79   $       0.14
                                                               ============   ============     ============   ============

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Statement of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At June 30, 1999 and December 31, 1998, the only component of Accumulated Other Comprehensive Income was unrealized gains and losses on assets available-for-sale.

NOTE 3. MORTGAGE ASSETS

At June 30, 1999 and December 31, 1998, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgages on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At June 30, 1999 and December 31, 1998, the average annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.51% and 6.95%, respectively, based on the reported cost of the assets. Of the Mortgage Assets owned by the Company at June 30, 1999, 74% were adjustable-rate mortgages, 22% were hybrid mortgages and 4% were fixed-rate mortgages. The coupons on 69% of the adjustable-rate Mortgage Assets are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) while another 31% are not limited by such periodic caps. Most of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At June 30, 1999 and December 31, 1998, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.77% and 11.81%, respectively.

At June 30, 1999 and December 31, 1998, Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

(IN THOUSANDS)                          JUNE 30, 1999       DECEMBER 31, 1998
                                        -------------       -----------------
Current Face                               $ 88,963             $ 274,630
Unamortized Discount                         (1,897)               (1,099)
Unamortized Premium                               0                   670
                                           ========             =========
Carrying Value                             $ 87,066             $ 274,201
                                           ========             =========

During the three and six months ended June 30, 1999, the Company recognized net gains of $110,675 and $85,846 as a result of LOCOM adjustments on Mortgage Loans held-for-sale, respectively. Also during the three and six months ended June 30, 1999, the Company sold Mortgage Loans held-for-sale for proceeds of $7.5 million and $50.1 million, resulting in net gains of $9,777 and $27,718, respectively. Additionally, as a result of the call and subsequent restructuring of a portion of the Long-Term Debt, the Company reclassified $154 million of Mortgage Loans held-for-sale to Mortgage Loans held-for-investment (see Note 9). The LOCOM adjustments and net gains on sales are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations. There were no LOCOM adjustments or sale transactions on held-for-sale Mortgage Loans for the three and six months ended June 30, 1998, as the Mortgage Loans were not reclassified to held-for-sale until September 30, 1998.

MORTGAGE LOANS: HELD-FOR-INVESTMENT

(IN THOUSANDS)                            JUNE 30, 1999      DECEMBER 31, 1998
                                          -------------      -----------------
Current Face                               $ 1,079,971          $ 1,118,375
Unamortized Premium                             14,293               16,709
                                           -----------          -----------
Amortized Cost                               1,094,264            1,135,084
Allowance for Credit Losses                     (4,487)              (3,784)
                                           ===========          ===========
Carrying Value                             $ 1,089,777          $ 1,131,300
                                           ===========          ===========

There were no sales of Mortgage Loans held-for-investment for the three and six months ended June 30, 1999 and 1998. During the second quarter of 1999, as a result of the call and subsequent restructuring of a portion of the Long-Term Debt, the Company reclassified $154 million of Mortgage Loans held-for-sale to Mortgage Loans held-for-investment (see Note 9).

MORTGAGE SECURITIES: TRADING

                                  JUNE 30, 1999                           DECEMBER 31, 1998
(IN THOUSANDS)           AGENCY     NON-AGENCY      TOTAL        AGENCY       NON-AGENCY       TOTAL
                        -----------------------------------     ---------------------------------------
Current Face            $484,554    $ 448,379     $ 932,933     $ 609,826     $ 640,923     $ 1,250,749
Unamortized Discount           0       (3,098)       (3,098)           (5)       (3,084)         (3,089)
Unamortized Premium        9,281        2,502        11,783         7,602         2,393           9,995
                        ========    =========     =========     =========     =========     ===========
Carrying Value          $493,835    $ 447,783     $ 941,618     $ 617,423     $ 640,232     $ 1,257,655
                        ========    =========     =========     =========     =========     ===========

For the three and six months ended June 30, 1999, the Company recognized a mark-to-market gain of $0.3 million and $5.1 million on Mortgage Securities classified as trading and sold Mortgage Securities classified as trading for proceeds of $7.7 million, respectively. As the Company did not reclassify all of its short-funded

Mortgage Securities from available-for-sale to trading until July 1, 1998 (see
Note 2), there were no such mark-to-market adjustments for the three and six months ended June 30, 1998. The mark to market adjustments are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

MORTGAGE SECURITIES: AVAILABLE-FOR-SALE

                                        JUNE 30, 1999     DECEMBER 31, 1998
(IN THOUSANDS)                            NON-AGENCY         NON-AGENCY
                                        -------------     -----------------
Current Face                               $ 18,156           $ 17,281
Unamortized Discount                         (7,294)            (8,015)
                                           --------           --------
Amortized Cost                               10,862              9,266
Allowance for Credit Losses                  (1,007)            (1,189)
Gross Unrealized Gains                            3                313
Gross Unrealized Losses                      (1,921)              (683)
                                           ========           ========
Carrying Value                             $  7,937           $  7,707
                                           ========           ========

No sales or write-downs of Mortgage Securities available-for-sale occurred during the three and six months ended June 30, 1999. During the six months ended June 30, 1998, the Company sold Mortgage Securities available-for-sale with an amortized cost of $9.3 million for proceeds of $9.3 million, resulting in a net gain of $5,689. The Company also recognized a $0.7 million loss on the write-down of certain Mortgage Securities available-for-sale during the six months ended June 30, 1998. The gains and losses on the sales and write-downs of Mortgage Securities available-for-sale are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

NOTE 4. RESERVE FOR CREDIT LOSSES

The following table summarizes the Reserve for Credit Losses activity:

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
(IN THOUSANDS)                     1999        1998        1999        1998
                                  -------     -------     -------     -------
Balance at beginning of period    $ 5,197     $ 5,484     $ 4,973     $ 4,931
Provision for credit losses           371         763         716       1,364
Charge-offs                           (74)       (463)       (195)       (511)
                                  -------     -------     -------     -------
Balance at end of period          $ 5,494     $ 5,784     $ 5,494     $ 5,784
                                  =======     =======     =======     =======

The Reserve for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets.

NOTE 5. U.S. TREASURY SECURITIES

At June 30, 1999 and December 31, 1998 U.S. Treasury securities consisted of the following:

(IN THOUSANDS)                         JUNE 30, 1999   DECEMBER 31, 1998
                                       -------------   -----------------
Current Face                                 --             $45,000
Unamortized Premium                          --               3,009
                                           ----             -------
Carrying Value                               --             $48,009
                                           ====             =======

For the three and six months ended June 30, 1999, the Company recognized mark-to-market losses of $1.4 million and $3.3 million on U.S. Treasury securities and sold U.S. Treasury securities for proceeds of $32.1 million and $90.5 million, respectively. The mark to market adjustments are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

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

During the second quarter of 1999, as a result of the call and subsequent restructuring of a portion of the Long-Term Debt, the Company reclassified $154 million of Mortgage Loans held-for-sale to Mortgage Loans held-for-investment (see Note 9).

The components of the Bond Collateral are summarized as follows:

(IN THOUSANDS)                                JUNE 30, 1999   DECEMBER 31, 1998
                                              -------------   -----------------
Mortgage loans: held-for-sale                   $        0       $  197,646
Mortgage loans: held-for-investment, net         1,089,778        1,131,300
Restricted cash                                      8,035           12,857
Accrued interest receivable                          6,073            7,707
                                                ----------       ----------
                                                $1,103,886       $1,349,510
                                                ==========       ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 7. INTEREST RATE AGREEMENTS

At June 30, 1999 and December 31, 1998, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

During the three and six months ended June 30, 1999, the Company recognized net gains of $2.4 million and $1.6 million, respectively, as a result of mark-to-market adjustments on interest rate agreements classified as trading. As the Company did not classify its interest rate agreements as trading instruments until July 1, 1998 (see Note 2), there were no related mark-to-market adjustments recognized during the three and six months ended June 30, 1998. The mark-to-market gains are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.

                                      NOTIONAL AMOUNTS                   CREDIT EXPOSURE(a)
(IN THOUSANDS)                JUNE 30, 1999     DECEMBER 31, 1998   JUNE 30, 1999   DECEMBER 31, 1998
                              -------------     -----------------   -------------   -----------------
Interest Rate Options
    Purchased                  $3,261,900          $3,569,200              --                --
Interest Rate Swaps               410,000             440,000          $6,976            $8,673
Interest Rate Futures             325,000                  --             512                --
                               ----------          ----------          ------            ------
Total                          $3,996,900          $4,009,200          $7,488            $8,673
                               ==========          ==========          ======            ======

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

NOTE 8. SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets and U.S. Treasury securities.

At June 30, 1999, the Company had $923 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 5.30% and a weighted average remaining maturity of 232 days. This debt was collateralized with $961 million of Mortgage Assets. At December 31, 1998, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted average borrowing rate of 5.62% and a weighted average remaining maturity of 48 days. This debt was collateralized with $1.3 billion of Mortgage Assets and U.S. Treasury securities.

At June 30, 1999 and December 31, 1998, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)                           JUNE 30, 1999        DECEMBER 31, 1998
                                         -------------        -----------------
Within 30 days                             $ 98,642              $  428,292
30 to 90 days                                22,244                 714,114
Over 90 days                                801,859                 115,164
                                           --------              ----------
Total Short-Term Debt                      $922,745              $1,257,570
                                           ========              ==========

For the three and six months ended June 30, 1999, the average balance of Short-Term Debt was $0.9 billion and $1.0 billion with a weighted average interest cost of 5.07% and 5.10%, respectively. For the three and six months ended June 30, 1998, the average balance of Short-Term Debt was $2.3 billion and $2.1 billion with a weighted average interest cost of 5.88% and 5.83%, respectively. The maximum balance outstanding during the six months ended June 30, 1999 and 1998 was $1.3 billion and $1.0 billion, respectively.

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

During the second quarter of 1999, the Company exercised its right to call the Long-Term Debt of Sequoia Mortgage Trust 1 ("Sequoia 1"), a series of debt issued by Sequoia. This Long-Term Debt was called on May 4, 1999. In conjunction with this call, the Company restructured and contributed the Sequoia 1 debt to Sequoia Mortgage Trust 1A ("Sequoia 1A"), a newly formed trust, and Sequoia 1A issued Long-Term Debt collateralized by Sequoia 1 debt. Under the terms of this new structure, the Sequoia 1A debt is not likely to be called within the next twelve months. As a result, the $154 million of Bond Collateral in the form of Mortgage Loans held-for-sale was reclassified to Mortgage Loans held-for-investment to reflect the shift in the expected holding period of the Mortgage Assets.

The components of the Long-Term Debt at June 30, 1999 and December 31, 1998 along with selected other information are summarized below:

(IN THOUSANDS)                                           JUNE 30, 1999    DECEMBER 31, 1998
                                                         -------------    -----------------
Long-Term Debt                                            $ 1,065,700        $ 1,303,405
Unamortized premium on Long-Term Debt                           4,580              5,783
Deferred bond issuance costs                                   (3,304)            (3,628)
                                                          -----------        -----------
     Total Long-Term Debt                                 $ 1,066,976        $ 1,305,560
                                                          ===========        ===========

Range of weighted-average interest rates, by series     5.36% to 6.47%     5.75% to 6.55%
Stated maturities                                         2017 - 2029        2017 - 2029
Number of series                                                    3                  3

For the three and six months ended June 30, 1999, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 5.96% and 6.00%, respectively. For the three and six months ended June 30, 1998, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.45% and 6.44%, respectively. At June 30, 1999 and December 31, 1998, interest payable on Long-Term Debt was $3.2 million and $4.2 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 1999 and December 31, 1998.

(IN THOUSANDS)                                             JUNE 30, 1999                   DECEMBER 31, 1998
                                                    CARRYING VALUE   FAIR VALUE       CARRYING VALUE   FAIR VALUE
                                                    ---------------------------       ---------------------------
Assets
      Mortgage Loans: held-for-sale                   $   87,066     $   87,066         $  274,201     $  274,302
      Mortgage Loans: held-for-investment             $1,089,778     $1,081,407         $1,131,300     $1,120,376
      Mortgage Securities: trading                    $  941,611     $  941,611         $1,257,655     $1,257,655
      Mortgage Securities: available-for-sale         $    7,944     $    7,944         $    7,707     $    7,707
      U.S. Treasury Securities                               --              --         $   48,009     $   48,009
      Interest Rate Agreements                        $    2,697     $    2,697         $    2,517     $    2,517
      Investment in RWT Holdings, Inc.                $   18,782     $   19,261         $   15,124     $   15,124
Liabilities
      Long-Term Debt                                  $1,066,976     $1,058,450         $1,305,560     $1,302,330

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

As of June 30, 1999 and December 31, 1998, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At June 30, 1999 and December 31, 1998, there were 909,518 shares of the Preferred Stock outstanding.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At June 30, 1999 and December 31, 1998, 304,784 and 273,312 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At June 30, 1999 and December 31, 1998, 384,970 and 381,298 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. There were no stock DERs accrued for the three and six months ended June 30, 1999. For the three and six months ended June 30, 1998, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $1,994 and $55,222, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of the Company's Plan as of June 30, 1999 and changes during the periods ending on that date is presented below.

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  ----------------------------   ----------------------------
                                                                   WEIGHTED                       WEIGHTED
                                                                   AVERAGE                         AVERAGE
(IN THOUSANDS, EXCEPT SHARE DATA)                  SHARES       EXERCISE PRICE    SHARES       EXERCISE PRICE
                                                  ----------------------------   ----------------------------
Outstanding options at beginning of period        1,627,905        $   23.16     1,739,787        $   23.58
   Options granted                                   91,300        $   16.62       133,300        $   15.95
   Options exercised                                     --            --          (12,361)       $    0.11
   Options canceled                                 (23,252)       $   20.03      (164,772)       $   27.70
                                                  ---------                      ---------
Outstanding options at end of period              1,695,953        $   22.75     1,695,953        $   22.75
                                                  ==========                     =========

STOCK REPURCHASES

Since September 1997, the Company's Board of Directors has approved the repurchase of 6,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 256,600 and 1,334,200 shares of its Common Stock for $4.0 million and $20.0 million during the three and six months ended June 30, 1999, respectively. At June 30, 1999, there were 1,149,300 shares available for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

NOTE 12. RELATED PARTY TRANSACTIONS

SALE OF MORTGAGE LOANS

During the three and six months ended June 30, 1999, the Company sold $0 and $8 million, respectively, of commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings. Pursuant to the Master Forward Commitment Agreement, the Company sold the Mortgage Loans to RCF at the same price for which the Company acquired the Mortgage Loans. Similarly, the Company purchased or committed to purchase $21 million and $24 million of commercial mortgage loans during the three and six months ended June 30, 1999, respectively, and, under the terms of the Master Forward Commitment Agreement, committed to sell the Mortgage Loans to RCF during the second half of 1999.

During June 1999, the Company purchased $49 million of residential mortgage loans. Pursuant to the Master Forward Commitment Agreement with Redwood Residential Funding ("RRF"), a subsidiary of Holdings, the Company committed to sell the Mortgage Loans to RRF during the third quarter of 1999.

OTHER

Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance certain Mortgage Loans owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At June 30, 1999 and December 31, 1998, the Company had loaned $2.0 million and $6.5 million, respectively, to Holdings in accordance with the provisions of this arrangement. During the three and six months ended June 30, 1999, the Company earned $0.2 million and $0.4 million, respectively in interest on loans to Holdings. During both the three and six months ended June 30, 1998, the Company earned $15,243 in interest on loans to Holdings.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the three and six months ended June 30, 1999, $0.8 million and $1.5 million, respectively, of Holdings' operating expenses were paid by the Company. For both the three and six months ended June 30, 1998, the Company paid $0.7 million of Holdings' expenses.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At June 30, 1999, the Company was providing credit support on $53.1 million of Holdings' Short-Term Debt. No such arrangements were outstanding at December 31, 1998. During the three and six months ended June 30, 1999, the Company recognized $32,948 and $40,858 of credit support fees. Credit support fees for both the three and six months ended June 30, 1998 were $138,966. Credit support fees are reflected as a component of "Other Income" on the Consolidated Statements of Operations.

NOTE 13. COMMITMENTS AND CONTINGENCIES

At June 30, 1999, the Company had entered into commitments to purchase $4 million of commercial Mortgage Loans and $3 million of residential Mortgage Securities for settlement during July 1999. At June 30, 1999, the Company had also entered into commitments to sell $24 million of commercial Mortgage Loans to RCF and $49 million of residential Mortgage Loans to RRF for settlement during the third quarter of 1999.

At June 30, 1999, the Company is obligated under non-cancelable operating leases with expiration dates through 2001. The future minimum lease payments under these non-cancelable leases are as follows: 1999 - $140,662; 2000 - $281,324; 2001 - $117,219.

NOTE 14. SUBSEQUENT EVENTS

Through August 10, 1999, pursuant to its stock repurchase program (see Note 11), the Company repurchased 521,100 shares of the Company's Common Stock for $8.7 million.

On August 10, 1999, Holdings announced that it intends to merge the operations of its two residential mortgage production subsidiaries, Redwood Financial Services and Redwood Residential Funding. As a result of this consolidation, Holdings currently expects to take a one-time third quarter restructuring charge of up to $2 million. This charge reflects costs to be incurred in connection with anticipated staff reductions, planned dispositions of certain facilities, premises and equipment, and other restructuring costs. As the Company accounts for Holdings under the equity method, the Company's earnings for the third quarter of 1999 will reflect 99% of Holdings' restructuring charge.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                       June 30, 1999   December 31, 1998
                                                                       -------------   -----------------
                                                                        (Unaudited)
ASSETS

      Mortgage loans: held-for sale
          Residential                                                    $ 13,057          $ 12,247
          Commercial                                                        8,080                --
                                                                         --------          --------
                                                                           21,137            12,247
                                                                         --------          --------

      Mortgage securities: trading                                         42,128                --
      Cash and cash equivalents                                             8,826             9,711
      Accrued interest receivable                                             143                78
      Property, equipment and leasehold improvements, net                   2,708               622
      Other assets                                                            629               120
                                                                         --------          --------
                                                                         $ 75,571          $ 22,778
                                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                                    $ 53,103          $     --
      Loan from Redwood Trust, Inc.                                         2,000             6,500
      Payable to Redwood Trust, Inc.                                          209               445
      Accrued expenses and other liabilities                                1,287               557
                                                                         --------          --------
                                                                           56,599             7,502
                                                                         --------          --------

      Commitments and contingencies (See Note 9)

      STOCKHOLDERS' EQUITY

      Series A preferred stock, par value $0.01 per share;
          10,000 shares authorized; 5,940 issued and outstanding
          ($5,940 aggregate liquidation preference)                        29,700            19,800
      Common stock, par value $0.01 per share;
          10,000 shares authorized; 3,000 issued and outstanding               --                --
      Additional paid-in capital                                              300               200
      Accumulated deficit                                                 (11,028)           (4,724)
                                                                         --------          --------
                                                                           18,972            15,276
                                                                         --------          --------
                                                                         $ 75,571          $ 22,778
                                                                         ========          ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)


                                                                                                        For the period
                                                                                                       from April 1, 1998
                                                                                                        commencement of
                                                            Three Months Ended        Six Months Ended   operations) to
                                                      June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                                      -------------    -------------    -------------    -------------
REVENUES
     Interest income
         Mortgage loans: held-for-sale
         Residential                                     $   253          $ 2,779          $   307          $ 2,779
         Commercial                                          197               --              323               --
                                                             450            2,779              630            2,779
         Mortgage securities: trading                        447               --              654               --
         Cash and cash equivalents                           107               57              216               57
                                                         -------          -------          -------          -------
            Total interest income                          1,004            2,836            1,500            2,836
                                                         -------          -------          -------          -------

     Interest expense
         Short-term debt                                    (497)          (2,503)            (604)          (2,503)
         Credit support fees                                 (33)            (139)             (41)            (139)
         Loans from Redwood Trust, Inc.                     (196)             (15)            (355)             (15)
                                                         -------          -------          -------          -------
            Total interest expense                          (726)          (2,657)          (1,000)          (2,657)
                                                         -------          -------          -------          -------

            Net interest income                              278              179              500              179

         Net unrealized and realized gains on assets         137               22              614               22
         Other income (expense)                               (8)              --               48               --
                                                         -------          -------          -------          -------
            Net revenues                                     407              201            1,162              201
                                                         -------          -------          -------          -------

EXPENSES
         Compensation and benefits                        (2,553)            (520)          (4,812)            (520)
         General and administrative                       (1,649)            (268)          (2,655)            (268)
                                                         -------          -------          -------          -------
            Total expenses                                (4,202)            (788)          (7,467)            (788)
                                                         -------          -------          -------          -------

NET LOSS                                                 $(3,795)         $  (587)         $(6,305)         $  (587)
                                                         =======          =======          =======          =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)


                                     Series A
                                  Preferred stock         Common stock    Additional
                                 ---------------------------------------    paid-in  Accumulated
                                 Shares     Amount       Shares    Amount   capital    deficit         Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       3,960      $19,800      2,000      $--      $200      $ (4,724)      $ 15,276
--------------------------------------------------------------------------------------------------------------

Comprehensive income:
     Net loss                       --           --         --       --        --        (2,509)        (2,509)
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999          3,960       19,800      2,000       --       200        (7,233)        12,767
--------------------------------------------------------------------------------------------------------------

Comprehensive income:
     Net loss                       --           --         --       --        --        (3,795)        (3,795)

Issuance of preferred stock      1,980        9,900         --       --        --            --          9,900

Issuance of common stock            --           --      1,000       --       100            --            100
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999           5,940      $29,700      3,000      $--      $300      $(11,028)      $ 18,972
==============================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                                                  For the period
                                                                                                                from April 1, 1998
                                                                                                                 (commencement of
                                                                         Three Months Ended     Six Months Ended  operations) to
                                                                   June 30, 1999  June 30, 1998   June 30, 1999    June 30, 1998
                                                                   -------------  -------------   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $ (3,795)     $    (587)      $  (6,305)       $    (587)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                                  93             27             196               27
             Net unrealized and realized gains on assets                  (137)           (22)           (615)             (22)
     Purchases of mortgage loans: held for sale                        (49,839)      (531,038)       (152,181)        (531,038)
     Proceeds from sales of mortgage loans: held for sale               26,176        525,418          44,017          525,418
     Principal payments on mortgage loans: held for sale                   778          5,615             808            5,615
     Proceeds from sales of mortgage securities: trading                44,018             --          54,520               --
     Principal payments on mortgage securities: trading                  1,825             --           2,343               --
     (Increase) decrease in accrued interest receivable                     50            (16)            (65)             (16)
     (Increase) decrease in other assets                                   817            (18)           (418)             (18)
     Increase (decrease) in amounts due to Redwood Trust                    67            831            (236)             831
     Increase in accrued expenses and other liabilities                    515             41             730               41
                                                                      --------      ---------       ---------        ---------
            Net cash provided by (used in) operating activities         20,568            251         (57,206)             251
                                                                      --------      ---------       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, equipment and leasehold improvements        (1,452)           (35)         (2,282)             (35)
                                                                      --------      ---------       ---------        ---------
            Net cash used in investing activities                       (1,452)           (35)         (2,282)             (35)
                                                                      --------      ---------       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of short-term debt                          58,874        519,347         148,179          519,347
     Repayments on short-term debt                                     (78,084)      (519,347)        (95,076)        (519,347)
     Loans from Redwood Trust, Inc.                                     46,744          4,000          60,444            4,000
     Repayment of loans from Redwood Trust, Inc.                       (58,444)        (4,000)        (64,944)          (4,000)
     Net proceeds from issuance of preferred stock                       9,900          9,900           9,900            9,900
     Net proceeds from issuance of common stock                            100            100             100              100
                                                                      --------      ---------       ---------        ---------
            Net cash provided by (used in) financing activities        (20,910)        10,000          58,603           10,000
                                                                      --------      ---------       ---------        ---------

Net increase (decrease) in cash and cash equivalents                    (1,794)        10,216            (885)          10,216

Cash and cash equivalents at beginning of period                        10,620             --           9,711               --
                                                                      --------      ---------       ---------        ---------

Cash and cash equivalents at end of period                            $  8,826      $  10,216       $   8,826        $  10,216
                                                                      ========      =========       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                $    794      $   2,518       $     947        $   2,518
     Non-cash transaction:
        Securitization of mortgage loans into mortgage securities     $ 35,447      $      --       $  98,290        $      --
                                                                      ========      =========       =========        =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)


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

ADOPTION OF SFAS NO. 133

Holdings adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 1998. Upon the adoption of SFAS No. 133, Holdings did not record a transition adjustment, as there were no outstanding derivative instruments. Immediately after the adoption of SFAS No. 133, Holdings elected to not seek hedge accounting for any of its derivative financial instruments employed for hedging activities.

MORTGAGE ASSETS

Holdings' Mortgage Assets consist of Mortgage Loans and Mortgage Securities. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.

Mortgage Loans: Held-for-Sale

Mortgage Loans are recorded at the lower of cost or aggregate market value. Cost generally consists of the loan principal balance net of any unamortized premium or discount. Interest income is accrued based on the outstanding principal amount of the Mortgage Loans and their contractual terms. Realized and unrealized gains or losses on the loans are based on the specific identification method and are recognized in "Net unrealized and realized gains on assets" on the Consolidated Statements of Operations.

Some of the Mortgage Loans purchased by Redwood Trust for which securitization or sale is contemplated are committed for sale by Redwood Trust to Holdings, or a subsidiary of Holdings, under a Master Forward Commitment Agreement. As the forward commitment is entered into on the same date that Redwood Trust commits to purchase the loans, the price under the forward commitment is the same as the price Redwood Trust paid for the Mortgage Loans, as established by the external market.

Mortgage Securities: Trading

Mortgage Securities classified as trading are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of "Net unrealized and realized gains on assets" on the Consolidated Statements of Operations.

LOAN ORIGINATION FEES

Loan fees, discount points and certain direct origination costs are recorded as an adjustment to the cost of the loan and are recorded in earnings when the loan is sold.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

DERIVATIVE FINANCIAL INSTRUMENTS

Holdings utilizes various derivative financial instruments to mitigate the risks that a change in interest rates will result in a change in the value of the Mortgage Assets. As of June 30, 1999, Holdings has entered into forward contracts for the sale of mortgage-backed securities. Holdings currently designates all derivative financial instruments as trading instruments. Accordingly, such instruments are recorded at their estimated fair market value with unrealized and realized gains and losses on these instruments recognized as a component of "Net unrealized and realized gains on assets" on the Consolidated Statements of Operations. During both the three and six months ended June 30, 1999, Holdings recognized mark-to-market gains on derivative financial instruments of $0.1 million. There were no derivative financial instruments outstanding during the three and six months ended June 30, 1998.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of June 30, 1999 there was no other comprehensive income.

NOTE 3. MORTGAGE ASSETS

At June 30, 1999 and December 31, 1998 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

(IN THOUSANDS)                               JUNE 30, 1999   DECEMBER 31, 1998
                                             -------------   -----------------
Current Face                                    $21,601           $12,072
Unamortized Premium (Discount)                    (464)               175
                                                -------           -------
Carrying Value                                  $21,137           $12,247
                                                =======           =======

For the three and six months ended June 30, 1999 Holdings recognized a lower of cost or market loss adjustment of $116,626 and $177,034 on Mortgage Loans held-for-sale, respectively. This loss is reflected as a component of "Net unrealized and realized gains on assets" on the Consolidated Statements of Operations. Also, during the three and six months ended June 30, 1999, Holdings sold Mortgage Loans held-for-sale for proceeds of $26 million and $44 million, respectively. For both the three and six months ended June 30, 1998, Holdings sold Mortgage Loans for proceeds of $525.4 million, resulting in a net gain of $18,953.

MORTGAGE SECURITIES: TRADING

(IN THOUSANDS)                               JUNE 30, 1999
                                             -------------
                                                 AGENCY
                                             -------------
Current Face                                    $41,819
Unamortized Premium                                 309
                                                -------
Carrying Value                                  $42,128
                                                =======

For the three and six months ended June 30, 1999, Holdings recognized a mark-to-market gain of $153,790 and $700,780, respectively, on Mortgage Securities classified as trading. This gain is reflected as a component of "Net unrealized and realized gains on assets" on the Consolidated Statements of Operations. Also during the three and six months ended June 30, 1999, Holdings sold Mortgage Securities classified as trading for proceeds of $44 million and $55 million, respectively. Holdings did not own any Mortgage Securities prior to 1999.

NOTE 4. SHORT-TERM DEBT

Holdings has entered into reverse repurchase agreements ("Short-Term Debt") in order to finance acquisitions of a portion of its Mortgage Assets. The average balance of Short-Term Debt outstanding during the three and six months ended June 30, 1999 was $37.6 million and $23.4 million with a weighted average borrowing rate of 5.29% and 5.17%, respectively. The maximum balance outstanding during the six months ended June 30, 1999 was $87.6 million. The average balance of Short-Term Debt outstanding during both the three and six months ended June 30, 1998 was $157.1 million with a weighted-average borrowing rate of 6.37%. The maximum balance outstanding during the six months ended June 30, 1998 was $367.1 million.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. At June 30, 1999, Redwood Trust was providing credit support on $53.1 million of Holdings' Short-Term Debt. No such arrangements were outstanding at December 31, 1998. These expenses are reflected as "Credit support fees" on the Consolidated Statements of Operations.

NOTE 5. INCOME TAXES

The provision for income taxes for the period from January 1, 1999 through June 30, 1999 amounted to $3,200 and represents minimum California franchise taxes. No tax provision has been recorded for the six months ended June 30, 1999, as Holdings reported a loss for the period. Due to the uncertainty of realization of net operating losses, no tax benefit has been provided against the loss for the period. In addition, a valuation allowance has been provided to eliminate the deferred tax asset related to net operating loss carryforwards at June 30, 1999 and December 31, 1998. At June 30, 1999 and December 31, 1998 the valuation allowance amounted to $4.3 million and $1.8 million, respectively. At December 31, 1998, Holdings had net operating loss carryforwards of approximately $4.6 million for both federal and state income tax purposes. The federal and state carryforwards expire through 2013 and 2003, respectively.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at June 30, 1999 and December 31, 1998.

(IN THOUSANDS)                                     JUNE 30, 1999                 DECEMBER 31, 1998
                                            CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                            ----------------------------    ----------------------------
Assets
   Mortgage Loans: held-for-sale               $21,137         $21,621         $12,247         $12,255
   Mortgage Securities: trading                $42,128         $42,128              --              --


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

Holdings has issued a total of 5,940 shares of Preferred Stock to Redwood Trust. The Preferred Stock entitles Redwood Trust to receive 99% of the aggregate amount of any such dividends or distributions made by Holdings. The holders of the Common Stock are entitled to receive the remaining 1% of the aggregate amount of such dividends or distributions. The Preferred Stock ranks senior to the Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $1,000 per share liquidation preference before any distribution is made on the Common Stock. After the liquidation preference, the holders of Preferred Stock are entitled to 99% of any remaining assets.

NOTE 8. RELATED PARTY TRANSACTIONS

PURCHASE OF MORTGAGE LOANS

During the three and six months ended June 30, 1999, RCF purchased $0 and $8 million, respectively, of commercial mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RCF purchased the Mortgage Loans from Redwood Trust at the same price for which Redwood Trust acquired the Mortgage Loans. Similarly, Redwood Trust purchased, or committed to purchase, $21 million and $24.0 million of commercial mortgage loans during the three and six months ended June 30, 1999, respectively. Under the terms of the Master Forward Commitment Agreement, Redwood Trust committed to sell the Mortgage Loans to RCF during the second half of 1999.

During June 1999, Redwood Trust purchased $49 million of residential mortgage loans, and, pursuant to the terms of the Master Forward Commitment Agreement with RRF, committed to sell the Mortgage Loans to RRF during the third quarter of 1999.

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance certain Mortgage Assets owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At June 30, 1999 and December 31, 1998, Holdings had borrowed $2.0 million and $6.5 million, respectively, from Redwood Trust in accordance with the provisions of this arrangement. These expenses are reflected as "Loans from Redwood Trust, Inc" on the Consolidated Statements of Operations.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the three and six months ended June 30, 1999, $0.8 million and $1.5 million, respectively, of Holdings' operating expenses were paid by Redwood Trust. For both the three and six months ended June 30, 1998, Redwood Trust paid $0.7 million of Holdings' expenses.

Holdings may borrow under several of Redwood Trust's Short-Term Debt agreements as a co-borrower. As of June 30, 1999, Holdings had borrowings of $53.1 million subject to this arrangement. At December 31, 1998, Holdings had no outstanding borrowings under these agreements (see Note 4).

NOTE 9. COMMITMENTS AND CONTINGENCIES

At June 30, 1999, Holdings is obligated under non-cancelable operating leases with expiration dates through 2006. The future minimum lease payments under these non-cancelable leases are as follows: 1999 - $286,532; 2000- $578,526; 2001 - $545,360; 2002 - $377,848; 2003 - $355,950; 2004 through 2006 - $83,388.

Rent expense was $180,283 and $385,712 for the three and six months ended June 30, 1999. For both the three and six months ended June 30, 1998, rent expense was $53,467.

At June 30, 1999, RCF had entered into commitments to purchase $24 million of commercial Mortgage Loans from Redwood Trust for settlement during the second half of 1999. At June 30, 1999, RCF had also entered into a commitment to sell $0.3 million of commercial Mortgage Loans for settlement in July 1999.

At June 30, 1999, RFS had entered into a commitment to purchase $8 million of residential Mortgage Loans for settlement in July 1999.

At June 30, 1999, RRF had entered into a commitment to purchase $49 million of residential Mortgage Loans from Redwood Trust for settlement during the third quarter of 1999.

NOTE 10. SUBSEQUENT EVENT

On August 10, 1999, Holdings announced that it intends to merge the operations of RFS into RRF. As a result of this consolidation, Holdings currently expects to take a one-time third quarter restructuring charge of up to $2 million. This charge reflects costs to be incurred in connection with anticipated staff reductions, planned dispositions of certain facilities, premises and equipment, and other restructuring costs.

ITEM 2. REDWOOD TRUST, INC.

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

OVERVIEW

Redwood Trust, together with its affiliates, is a finance company specializing in real estate lending. Our primary activity is the financing of high-quality residential mortgage loans with funds raised through issuance of long-term debt. We also finance commercial mortgage loans and residential mortgage securities. Through our affiliate operations, we are developing the ability to create mortgage assets of significant value for our own portfolio and for sale to institutional mortgage investors.

Our mortgage finance activities are conducted through Redwood Trust, which is a qualified real estate investment trust ("REIT"). Generally, our REIT status allows us to avoid corporate income taxes by distributing to our shareholders an amount equal to at least 95% of taxable income. Our mortgage production activities are conducted through RWT Holdings, Inc. ("Holdings"), an affiliate of Redwood Trust. Earnings at Holdings are subject to regular corporate taxation. Redwood Trust owns a 99% economic interest in Holdings.

Holdings originates, acquires, aggregates and resells mortgage loans and securities. Holdings is a start-up business, and for the most part its most important operations are in their early stages of production or will start production in the third quarter of 1999. Holdings has been conducting its business through three wholly owned subsidiaries: Redwood Residential Funding, Inc., Redwood Commercial Funding, Inc., and Redwood Financial Services, Inc. On August 10, 1999, Holdings integrated the operations of its two residential mortgage production subsidiaries, Redwood Residential Funding and Redwood Financial Services. This integration will result in a reduction in overhead and a third quarter restructuring charge of up to $2 million. Redwood Residential Funding is the surviving enterprise. Holdings businesses will generally continue as before, but under the revised corporate structure.

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
       RESULTS OF OPERATIONS                  ----------------------------   -----------------------------
       (IN THOUSANDS, EXCEPT SHARE DATE)      JUNE 30, 1999  JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                              -------------  -------------   -------------   -------------
        Mortgage Finance Income                  $ 6,953         $ 777         $ 15,978         $ 3,914
        Mortgage Production Income                (3,757)         (581)          (6,241)           (581)
                                                 -------         -----         --------         -------
        Net Income                                 3,196           196            9,737           3,333
        Preferred Dividends                         (687)         (687)          (1,374)         (1,374)
                                                 -------         -----         --------         -------
        Net Income to Common Shareholders        $ 2,509         $(491)        $  8,363         $ 1,959
                                                 =======         =====         ========         =======

        Earning Per Share                        $  0.25         $(0.03)       $   0.79         $  0.14
        Common Dividends Per Share               $  0.00         $0.01         $   0.00         $  0.28

Income available to common shareholders totaled $2.5 million in the second quarter of 1999, or $0.25 per common share, as compared to a $0.5 million loss or $(0.03) per common share in the second quarter of 1998. Net income for the first half of 1999 was $8.4 million, or $0.79 per share. In the same period one year earlier, we earned $2.0 million, or $0.14 per share.

For more information, please visit our Web site on the Internet at: http://www.redwoodtrust.com.

FINANCIAL CONDITION

At June 30, 1999, our reported balance sheet had $2.2 billion of assets funded with $2.0 billion of borrowings and $242 million of equity. The portion of our balance sheet that is subject to recourse to Redwood Trust is $1.1 billion of assets, $0.9 billion of borrowings and $242 million of equity. The ratio of equity to recourse assets was 20.6%. The ratio of recourse liabilities to equity was 3.8 to 1.0.

Our $1.1 billion of non-recourse assets and liabilities are owned by our three Sequoia financing trusts. The Sequoia trusts are "bankruptcy-remote" with respect to Redwood Trust. Although the net earnings of the trusts accrue to Redwood Trust, Redwood Trust is not responsible for the repayment of Sequoia debt and Sequoia has no call on the liquidity of Redwood Trust. Our recourse exposure to Sequoia's mortgage assets is limited to our equity investments in these trusts. At June 30, 1999, these equity investments had a reported value of $35 million.

At December 31, 1998, we reported $2.8 billion in assets, of which $1.5 billion were recourse, and $2.6 billion of liabilities, of which $1.3 billion were recourse. Equity capital was $255 million. The ratio of equity to recourse assets was 16.7% and the ratio of recourse liabilities to equity was 4.9 to 1.0.

MORTGAGE LOANS: HELD FOR SALE

RESIDENTIAL

We owned $67 million residential mortgage loans at June 30, 1999. All these loans are carried on our balance sheet at the lower-of-cost-or-market. At December 31, 1998, we reported $266 million of residential mortgage loans in this category, of which $198 million were part of Sequoia Mortgage Trust 1 (see below) and $68 million were funded with short-term debt and equity.

COMMERCIAL

At June 30, 1999, we owned $20 million of commercial mortgage loans originated by Redwood Commercial Funding, Inc. and carried on our balance sheet as "Mortgage Loans: Held for Sale: Commercial". At December 31, 1998, we owned $8 million of commercial mortgage loans.

MORTGAGE LOANS: HELD FOR INVESTMENT

We own $1.1 billion of residential mortgage loans that are financed long-term through our financing subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). The amount of Sequoia long-term debt outstanding amortizes as the underlying mortgages pay down. As the equity owner of these trusts, we are entitled to distributions of the net earnings of the trusts, which principally consist of the interest income earned from mortgages in each trust less the interest expense of the debt of each trust.

We currently have three series outstanding as discussed below. We consolidate the assets and liabilities of Sequoia on our balance sheet. Sequoia balance sheet components appear on our balance sheet as part of "Mortgage Loans: Held for Investment", "Restricted Cash", "Long-Term Debt", and "Accrued Interest Receivable".

SEQUOIA MORTGAGE TRUST 1

Sequoia Mortgage Trust 1, "Sequoia 1", owned $146 million in principal value of adjustable residential mortgage loans and $8 million of cash at June 30, 1999 funded with $149 million of floating-rate collateralized mortgage bonds.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 1. The reported basis of this investment was $7 million at June 30, 1999.

In May 1999, we effectively reduced the cost of our long-term financing arrangement for Sequoia 1's mortgage loans by exercising our right to call Sequoia 1's debt. We restructured Sequoia 1's debt and contributed the debt to Sequoia Mortgage Trust 1A ("Sequoia 1A"), a newly formed trust. Sequoia 1A issued lower-cost long-term debt collateralized by Sequoia 1 debt.

At December 31, 1998, the principal value of Sequoia 1's loans totaled $197 million. We also reported $13 million of cash owned by Sequoia 1 as "Restricted Cash". Total Sequoia 1 debt was $202 million.

SEQUOIA MORTGAGE TRUST 2

Sequoia Mortgage Trust 2, "Sequoia 2", owned $494 million of principal value of adjustable-rate residential mortgage loans at June 30, 1999 funded with $489 million of floating-rate collateralized mortgage bonds.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 2. The reported basis of this equity interest was $18 million.

We will have the right to call Sequoia 2's debt and re-acquire Sequoia 2's loans when the underlying mortgage loans collateral has been paid down to less than 25% of its initial balance. As of June 30, 1999, the balance was at 64% of its initial level and it most likely will be several years before we gain the right to call this debt.

At December 31, 1998, Sequoia 2's loans totaled $579 million and total Sequoia 2 debt was $571 million.

SEQUOIA MORTGAGE TRUST 3

Sequoia Mortgage Trust 3, "Sequoia 3", owned $439 million of principal value of residential mortgage loans at June 30, 1999 funded with $429 million of long-term debt. Both the mortgage loans and debt of Sequoia 3 are fixed rate until December 2002 and then become floating rate.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 3. This investment had a reported basis of $10 million.

We will have the right to call Sequoia 3's debt and re-acquire Sequoia 3's loans beginning in December 2002.

At December 31, 1998, Sequoia 3's loans totaled $540 million and total Sequoia 3 debt was $530 million.

MORTGAGE SECURITIES: TRADING

At June 30, 1999 and December 31, 1998, all our mortgage securities represented interests in pools of residential mortgage loans. Our mortgage securities portfolio is marked-to-market for income statement purposes except for the 1% of mortgage securities we own that is rated "A" or below. For the mark-to-market securities, the estimated bid-side market value was $0.9 billion at June 30, 1999. These appear on our balance sheet as "Mortgage Securities: Trading." We owned $1.3 billion in market value of these securities at December 31, 1998. For a discussion of our investments in lower-rated mortgage securities we refer you to the section titled "Mortgage Securities: Available for Sale" below.

At June 30, 1999, 51.6% of our mark-to-market residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA". These securities totaled $0.5 billion at June 30, 1999 and $0.6 billion at December 31, 1998.

At June 30, 1999, 38.5% of this residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued by private-label security issuers. These securities were credit-enhanced through subordination or other means and were rated "AAA" or "AA". The value of these securities was $0.4 billion at June 30, 1999 and $0.6 billion at December 31, 1998.

At June 30, 1999, 6.0% of this residential mortgage securities portfolio consisted of mortgage securities rated "AAA" or "AA" which were backed by home equity loans, or "HEL". The value of these securities was $56 million at June 30, 1999; floating-rate HEL securities were $55 million and fixed-rate HEL securities were $1 million. The value of these securities was $71 million at December 31, 1998; floating-rate HEL securities were $68 million and fixed-rate HEL securities were $3 million.

At June 30, 1999, 1.8% of this residential mortgage securities portfolio consisted of fixed-rate, private label collateralized mortgage obligations. These are commonly referred to as CMO's. They are rated "AAA" or "AA" and have average lives of 1 to 2 years. The value of these securities was $17 million at June 30, 1999 and $19 million at December 31, 1998.

At June 30, 1999, 1.3% of this residential mortgage securities portfolio consisted of fixed-rate, private label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The value of these securities was $12 million at June 30, 1999 and $12 million at December 31, 1998.

At June 30, 1999, 0.8% of this residential mortgage securities portfolio consisted of floating-rate CMO's issued by Fannie Mae or Freddie Mac and effectively rated "AAA". These securities totaled $8 million at June 30, 1999 and $17 million at December 31, 1998.

At June 30, 1999, 0.03% of this residential mortgage securities portfolio consisted of interest-only mortgage securities rated "AAA" or "AA". The value of these securities was $0.2 million at June 30, 1999 and $0.4 million at December 31, 1998.

MORTGAGES SECURITIES: AVAILABLE FOR SALE

In 1994 and 1995, we acquired a portfolio of subordinated mortgage securities. These securities were interests in pools of residential mortgage loans that served as the credit-enhancement for the "AAA" and other securities issued from those pools. Through ownership of these securities, we assumed most of the credit risk of the underlying mortgage loans. These securities were either not rated or were rated "A" through "B". We sold these subordinated securities to a trust, SMFC 97-A, in December 1997. SMFC 97-A issued mortgage securities to fund its acquisition of this portfolio.

We acquired from SMFC 97-A certain subordinated interests. At June 30, 1999, these securities effectively bore most of the credit risk related to $0.4 billion of underlying mortgages. Changes in market valuations of SMFC 97-A are not included in our income statement as these assets are funded with equity. The reported value of SMFC 97-A was $7 million at June 30, 1999 and $8 million at December 31, 1998. Our credit risk from SMFC 97-A is limited to our investment.

In the second quarter of 1999, we resumed the acquisition of lower-rated mortgage securities with the acquisition of one fixed-rate security, rated "B", at a cost of $0.9 million. This security is reported at cost for income statement purposes with mark-to-market adjustments included on the balance sheet. We also began providing for potential credit losses from this security and we will continue to add to its credit reserve over time. At December 31, 1998, we did not own any such securities. We generally intend to acquire additional subordinated mortgage securities in the future, both from Holdings and from other mortgage market participants.

U.S. TREASURY SECURITIES

At December 31, 1998, we owned $48 million of ten-year U.S. Treasury securities as part of our asset/liability management and hedging program. We sold our ten-year U.S. Treasury securities during the first half of 1999.

CASH

We had $67 million of unrestricted cash at June 30, 1999 and $56 million at year-end 1998.

Sequoia owned cash totaling $8 million at June 30, 1999 and $13 million at year-end 1998. In consolidating Sequoia assets on our balance sheet, we reflect this cash as restricted cash since it will be used for the specific purpose of making payments to Sequoia bondholders and is not available for general corporate purposes.

INTEREST RATE AGREEMENTS

Our interest rate agreements are carried on our balance sheet at estimated market value, which was $2.7 million at June 30, 1999 and $2.5 million at December 31, 1998. Please see "Note 2. Summary of Significant Accounting Policies", "Note 7. Interest Rate Agreements" and "Note 10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information.

INVESTMENT IN RWT HOLDINGS, INC.

We do not consolidate the assets and liabilities of Holdings on our balance sheet. We reflect the net book value of our individual investment in one line item on our balance sheet labeled "Investment in RWT Holdings, Inc."

Through June 30, 1999, we have invested $29.7 million in the preferred stock of Holdings. Our share of the operating losses at Holdings has reduced the carrying value of this investment. The carrying value was $18.8 million at June 30, 1999 and $15.1 million at December 31, 1998.

At June 30, 1999, our assets also included a loan to Holdings of $2.0 million and a receivable from Holdings of $0.2 million. At December 31, 1998, loans to Holdings totaled $6.5 million and receivables from Holdings were $0.4 million.

OTHER ASSETS

Our other assets include accrued interest receivables, other receivables, fixed assets, leasehold improvements and prepaid expenses. These totaled $15 million at June 30, 1999 and $21 million at December 31, 1998.

SHORT-TERM DEBT

Short-term borrowings totaled $923 million at June 30, 1999. We pledged a portion of our mortgage securities portfolio, mortgage loan portfolio, and other investments to secure this debt. Short-term debt totaled $1.3 billion at December 31, 1998. Maturities on this debt typically range from one month to one year. The interest rate on most of this debt typically adjusts monthly to a spread over or under the one month LIBOR interest rate.

LONG-TERM DEBT

At June 30, 1999, we had a total of $1.1 billion in long-term mortgage-backed debt outstanding, net of unamortized premiums on bonds and deferred bond issuance costs. Sequoia 1 debt of $149 million and Sequoia 2 debt of $489 million is floating rate debt. Sequoia 3 debt of $429 million is fixed-rate until December 2002 after which time it becomes floating rate debt.

At December 31, 1998, Sequoia 1 had $202 million, Sequoia 2 had $574 million, and Sequoia 3 had $530 million of long-term mortgage-backed debt outstanding net of unamortized premiums on bonds and deferred bond issuance costs, for a total outstanding of $1.3 billion.

Sequoia debt is non-recourse to Redwood Trust. The debt is consolidated on our balance sheet and is reflected as long-term debt, which is carried at historical amortized cost. The original scheduled maturity of this debt was approximately thirty years. Since these debt balances are retired over time as principal payments are received on the underlying mortgages, the expected average life of this debt is two to six years.

OTHER LIABILITIES

Our other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $9 million at June 30, 1999 and $15 million at December 31, 1998. Most of the accrued interest payable is related to the Sequoia trusts discussed above.

STOCKHOLDERS' EQUITY

Total equity capital was $242 million at June 30, 1999. Preferred stock equity was $27 million. Reported common equity totaled $215 million, or $21.64 per common share outstanding.

In reporting equity at June 30, 1999, we marked-to-market all earning assets and interest rate agreements except mortgage loans that were financed to maturity (Sequoia). In accordance with Generally Accepted Accounting Principles, no liabilities were marked-to-market.

If we had marked-to-market all of our assets and liabilities, equity capital would have been reported as $241 million at June 30, 1999. After subtracting out the preference value of the preferred stock, common equity on a full mark-to-market basis was $214 million and the net mark-to-market value per common share was $21.56.

Reported equity capital was $255 million at December 31, 1998. Reported common equity was $228 million, or $20.27 per common share outstanding. Mark-to-market common equity was $220 million, or $19.53 per common share.

Real shareholder wealth increased from $19.53 to $21.56 per share, an increase of 10% or $2.03 per share, during the first half of 1999 due to net asset appreciation, retained earnings, and the effects of our stock repurchase program.

We acquired 1,334,200 shares of our common stock in the first half of 1999 at an average price of $15.01 per share. In the third quarter of 1999 through August 10, 1999, we acquired an additional 521,100 shares at an average price of $16.62 per share.

RESULTS OF OPERATIONS

Our operating results include all of the reported income of our mortgage finance operations plus, as one line item on our income statement, 99% of the after-tax results of mortgage production operations at Holdings. Detailed results at Holdings are discussed separately below.

INTEREST INCOME

In the second quarter of 1999, interest income generated by our mortgage finance operations, including consolidated Sequoia assets, was $36 million. Our portfolio had average earning assets of $2.2 billion and earned an average yield of 6.54%. During this quarter, the average coupon rate, or the cash-earning rate on mortgage principal, was 6.82%. The reported value of assets included a net purchase premium of 0.80% of mortgage principal totaling $17 million. We write off this premium balance as an expense over the life of the asset. Net premium amortization expense for the quarter was $1.6 million, which reduced earning asset yield by 0.23%. The prepayment rate on our mortgage assets, which drives the rate at which we write off premium balances, was at a 30% Conditional Prepayment Rate ("CPR") during the quarter. Other factors reduced the earning asset yield by 0.05%.

In the first quarter of 1999, interest income was $42 million. Our portfolio had average earning assets of $2.6 billion and earned an average yield of 6.55%. The coupon rate was 6.99%. The reported value of assets included a 0.71% net premium, or $18 million. Net premium amortization expense was $2.3 million, which reduced earning asset yield by 0.37%. Prepayments during the quarter were at a 33% CPR. Other factors reduced the earning asset yield by 0.07%.

Interest income declined from the first quarter of 1999 to the second quarter of 1999 as we continued reducing our earning asset balances in order to free capital to fund the start-up operations at Holdings and to support our stock repurchase program. Earning asset yields remained stable as lower coupon rates were offset by the effect of slower prepayment rates.

In the second quarter of 1998, interest income was $54 million. The portfolio had average earning assets of $3.5 billion and earned an average yield of 6.10%. The coupon rate was 7.52%. The reported value of assets included 1.98% of net premium, or $68 million. Net premium amortization expense was $11.0 million, which reduced earning asset yield by 1.26%. Prepayments during the quarter were at a 34% CPR. Other factors reduced the earning asset yield by 0.16%.

From the second quarter of 1998 to the second quarter of 1999, we reduced our earning asset balances in order to reduce our exposure to accelerating mortgage prepayment rates, free capital to fund the start-up operations at Holdings and fund our stock repurchases. In the third quarter of 1998, we began reporting many of our assets at market value for income statement purposes. This served to decrease our outstanding premium balance thereby reducing the effect prepayments had on our earning asset yields.

In the first six months of 1999, interest income was $78 million. The portfolio had average earning assets of $2.4 billion and earned an average yield of 6.54%. The coupon rate was 6.92%. The reported value of assets included a 0.75% net premium, or $17 million. Net premium amortization expense was $3.9 million, which reduced earning asset yield by 0.30%. Prepayments during the period were at a 31% CPR. Other factors reduced the earning asset yield by 0.08%.

In the first six months of 1998, interest income was $108 million. The portfolio had average earning assets of $3.4 billion and earned an average yield of 6.29%. The coupon rate was 7.58%. The reported value of assets included a 2.09% net premium, or $69 million. Net premium amortization expense was $19.2 million, which reduced earning asset yield by 1.13%. Prepayments during the period were 30% CPR. Other factors reduced the earning asset yield by 0.16%.

INTEREST EXPENSE

Interest expense in the second quarter of 1999 was $29 million. We funded our mortgage finance portfolio and other assets with an average of $243 million of equity and $2.1 billion of borrowings, including consolidated Sequoia debt. We paid an average cost of funds of 5.55% for these borrowings. Short-term debt averaged 46% of total debt and cost us 5.07%. Long-term debt averaged 54% of total debt and cost us 5.96%.

In the first quarter of 1999, interest expense was $33 million. We funded our mortgage finance portfolio with an average of $250 million of equity and $2.4 billion of borrowings. We paid an average cost of funds of 5.59% for these borrowings. Short-term debt averaged 48% of total debt and cost us 5.12%. Long-term debt averaged 52% of total debt and cost us 6.03%.

From the first quarter of 1999 to the second quarter of 1999, total interest expense decreased as the size of our portfolio has decreased. Our cost of funds fell slightly as the average short-term rates declined. We refinanced the long-term debt of Sequoia 1; this also contributed to a lower overall cost of funds.

In the second quarter of 1998, interest expense was $50 million. We funded our mortgage finance portfolio with an average of $329 million of equity and $3.3 billion of borrowings. We paid an average cost of funds of 6.06% for these borrowings. Short-term debt averaged 68% of total debt and cost us 5.88%. Long-term debt averaged 32% of total debt and cost us 6.45%.

From the second quarter of 1998 to the second quarter of 1999, total interest expense was lower due to a reduction in the size of the portfolio. The cost of funds decreased as short-term interest rates fell. Our borrowing costs did not fall by the full amount of the decrease in short-term interest rates during this period, as we utilized an increasing percentage of more expensive long-term debt.

In the first six months of 1999, interest expense was $62 million. We funded our portfolio with an average of $247 million of equity and $2.2 billion of borrowings. We paid an average cost of funds of 5.58% for these borrowings. Short-term debt averaged 47% of total debt and cost us 5.10%. Long-term debt averaged 53% of total debt and cost us 6.00%.

In the first six months of 1998, interest expense was $96 million. We funded our mortgage finance portfolio with an average of $329 million of equity and $3.2 billion of borrowings. We paid an average cost of funds of 6.04% for these borrowings. Short-term debt averaged 66% of total debt and cost us 5.83%. Long-term debt averaged 34% of total debt and cost us 6.44%.

INTEREST RATE AGREEMENTS EXPENSE

We hedge using interest rate agreements in order to strengthen our balance sheet, increase liquidity, and dampen potential earnings volatility. Net interest rate agreements expense was $0.7 million in the second quarter of 1999, or 0.14% of average borrowings. In the first quarter of 1999, interest rate agreement expense was $0.3 million or 0.06% of average borrowings. In the second quarter of 1998, interest rate agreement expense was $1.6 million or 0.19% of average borrowings.

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

Net interest rate agreements expense was $1.1 million in the first six months of 1999, or 0.19% of average borrowings. In the first six months of 1998, interest rate agreements expense was $3.0 million or 0.10% of average borrowings.

NET INTEREST INCOME

Net interest income, which equals interest income less interest expense less interest rate agreements expense, was $6.8 million in the second quarter of 1999. Our interest rate spread, which equals the yield on earning assets less the cost of funds and hedging, was 0.85%. Our net interest margin, which equals net interest income divided by average assets, was 1.18% during this period.

In the first quarter of 1999, net interest income was $7.9 million, the interest rate spread was 0.90%, and the net interest margin was 1.19%. Net interest income was lower in the second quarter of 1999 than in the first quarter of 1999 due to a lower average portfolio balance during the later period.

In the second quarter of 1998, net interest income was $2.0 million, the interest rate spread was negative 0.15%, and the net interest margin was 0.22%. Our spread and margin increased in 1999 due to our efforts to reduce mortgage prepayment risk.

In the first six months of 1999, net interest income was $14.7 million, the interest rate spread was 0.87%, and the net interest margin was 1.19. In the first six months of 1998, net interest income was $8.4 million, the interest rate spread was 0.06%, and the net interest margin was 0.47%.

NET UNREALIZED AND REALIZED GAINS AND LOSSES ON ASSETS

In the second quarter of 1999, the net appreciation income on our portfolio assets that were marked-to-market for income statement purposes was $1.4 million. This net gain consisted of a $0.4 million market value gain on mortgage assets, a $1.4 million market value loss on U.S. Treasury securities, and a $2.4 million market value gain on interest rate agreements. Market values for our assets changed as interest rates rose and anticipated future prepayments speeds fell.

In the first quarter of 1999, total net asset appreciation income was $2.2 million. This included a $4.9 million gain on mortgage assets, a $1.9 million loss on U.S. Treasury securities, and a $0.8 million market value loss on interest rate agreements.

In the second quarter of 1998, we had not yet adopted mark-to-market accounting. As a result, most of the unrealized market value gains and losses incurred during that quarter were not recognized in earnings. Since we did not sell any assets in this quarter, there were no realized gains or losses during the period.

In the first six months of 1999, the net gain on asset market valuations was $3.6 million. In the first six months of 1998, prior to adopting mark-to-market accounting, asset value losses were $0.7 million.

PROVISION FOR CREDIT LOSSES

In the second quarter of 1999, credit provisions were $0.4 million. In the first quarter of 1999, credit provisions totaled $0.3 million. In the second quarter of 1998, credit provisions were $0.8 million. Actual realized credit losses totaled $0.1 million in the second quarter of 1999, $0.1 million in the first quarter of 1999 and $0.3 million in the second quarter of 1998.

In the first six months of 1999, total credit provisions were $0.7 million. In the first six months of 1998, total credit provisions were $1.4 million. Credit provision expenses have declined over time as the portfolio of assets requiring such reserve has decreased in size from mid-1998 to mid-1999.

We establish a credit reserve through credit provisions to cover estimated future losses from mortgage loans and securities. We take these provisions for residential mortgage loans held for investment and for mortgage securities rated lower than "BBB".

OPERATING EXPENSES

In the second quarter of 1999, total operating expenses for our mortgage finance operations were $0.9 million. Total operating expenses for the first quarter of 1999 were $0.7 million. Total operating expenses for the second quarter of 1998 were $0.6 million.

On-going operating expenses as a percentage of assets were 0.16% in the second quarter of 1999, 0.11% in the first quarter of 1999, and 0.06% in the second quarter of 1998. Operating expenses as a percentage of equity were 1.54% in the second quarter of 1999, 1.14% in the first quarter of 1999, and 0.69% in the second quarter of 1998. These ratios have increased over time as we have decreased the size of our portfolio and reduced our equity through the repurchase of stock. In addition, operating expenses have risen as we prepare for future growth.

Total operating expenses for the mortgage finance operations for the first six months of 1999 were $1.7 million. Total operating expenses for the first six months of 1998 were $2.5 million.

Operating expenses as a percentage of assets were 0.13% in the first six months of 1999 and 0.14% in the first six months of 1998. Operating expenses as a percentage of equity were 1.47% in the first six months of 1999, and 1.34% in the first six months of 1998.

NET EARNINGS FROM MORTGAGE FINANCE OPERATIONS

Net earnings from mortgage finance operations, which equals net operating revenue less operating expenses, were $7.0 million in the second quarter of 1999. In the first quarter of 1999, net earnings were $9.0 million. In the second quarter of 1998, net earnings were $0.8 million.

In the first six months of 1999, net earnings totaled $16.0 million. In the first six months of 1998, net earnings were $3.9 million.

EQUITY IN EARNINGS (LOSSES) OF RWT HOLDINGS, INC.

Our share of the losses generated by start-up operations at Holdings, our mortgage production affiliate, was $3.8 million in the second quarter of 1999. We recognized losses from Holdings of $2.5 million in the first quarter of 1999 and a loss of $0.6 million in the second quarter of 1998.

In the first six months of 1999, our share of losses from Holdings was $6.3 million. During the first six months of 1998, our share of losses was $0.6 million.

We refer you to Holdings' "Consolidated Financial Statements and Notes" and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

NET INCOME

Net income for all of our operations was $3.2 million in the second quarter of 1999. After preferred dividends of $0.7 million, net income available to common stockholders was $2.5 million.

In the first quarter of 1999, net income from all of our operations was $6.6. After preferred dividends of $0.7 million, net income available to common shareholders was $5.9 million.

In the second quarter of 1998, our net income was $0.2 million. After preferred dividends of $0.7 million, the net loss was $0.5 million.

In the first six months of 1999, net income for all of our operations was $9.7 million. After preferred dividends of $1.4 million, net income available to common stockholders was $8.4 million.

In the first six months of 1998, net income for all of our operations was $3.3 million. After preferred dividends of $1.4 million, net income available to common stockholders was $2.0 million.

EARNINGS PER SHARE

Average diluted common shares outstanding were 10.2 million in the second quarter of 1999, 10.9 million in the first quarter of 1999, and 14.3 million in the second quarter of 1998. Diluted earnings per share were $0.25 in the second quarter of 1999, $0.54 in the first quarter of 1999, and negative $0.03 in the second quarter of 1998.

Average diluted common shares outstanding were 10.5 million in the first six months of 1999 compared to 14.4 million in the first six months of 1998. Diluted earnings per share were $0.79 in the first six months of 1999 and $0.14 in the first six months of 1998.

Shares outstanding declined as a result of our common stock repurchase program.

DIVIDENDS

We paid no common stock dividends for the first half of 1999. We paid common stock dividends totaling $0.28 per share in the first six months of 1998.

Under the minimum REIT dividend distribution rules, we were not required to declare a common stock dividend in the first or second quarter of 1999. While we had more than ample liquidity and balance sheet strength to pay a dividend in those quarters, we chose to retain our capital for use in our operations and our common stock repurchase program.

RISK MANAGEMENT

MARKET VALUE RISK

The market value of our assets can fluctuate due to changes in interest rates, prepayment rates, liquidity, financing, supply and demand, credit and other factors. These fluctuations affect our earnings.

At June 30, 1999, we owned mortgage securities and loans totaling $1.0 billion that we account for on a mark-to-market basis or, in the case of mortgage loans, on a lower-of-cost-or-market basis. Of these assets, 92% had adjustable-rate coupons and 8% had fixed-rate coupons.

Our interest rate agreements hedging program may offset some asset market value fluctuations due to interest rate changes. All of our $4 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

Market value fluctuations of as assets and interest rate agreements, especially to the extent assets are funded with short-term borrowings, can also affect our access to liquidity.

INTEREST RATE RISK

At June 30, 1999, we, including Sequoia, owned $2.2 billion of assets and had $2.0 billion of liabilities. The majority of the assets are adjustable-rate, as are a majority of the liabilities.

Fixed-rate assets and hybrid mortgage assets (with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter) totaled $0.5 billion, or 25% of total assets. We had debt that had interest rate reset characteristics matched to these hybrid mortgages totaling $0.4 billion.

We owned interest rate agreements with a notional face of $4 billion.

On average, our cost of funds has the ability to rise or fall more quickly as a result of changes in short-term interest rates than does our earning rate on the assets. In the case of a large increase in short-term interest rates, periodic and lifetime caps for a portion of our assets could limit increases in interest income. The risk of reduced earnings in a rising interest rate environment is mitigated to some extent by our interest rate agreements hedging program.

Our net income may vary somewhat as the yield curve between one-month interest rates and six- and twelve-month interest rates varies. At June 30, 1999, we effectively owned $0.8 billion of adjustable-rate mortgages assets with interest rates that adjust every six or twelve months off of interest rates of the same maturity funded with $0.8 billion of our debt that has an interest rate that adjusts monthly off of one-month LIBOR interest rates.

Adjustable-rate assets with earnings rates dependent on U.S. Treasury rates totaled $0.6 billion at June 30, 1999. Liabilities with a cost of funds dependent on U.S. Treasury rates totaled $0.4 billion at that time. As part of our hedging program, we also had $0.3 billion notional amount of basis swaps that, in effect, increased our U.S. Treasury-based liabilities to $0.7 billion. Thus, at June 30, 1999, we had little earnings risk with respect to the risk of U.S. Treasury rates deviating from LIBOR market rates.

Changes in interest rates affect prepayment rates (see below) and influence other factors that may affect our results.

LIQUIDITY RISK

Our primary liquidity risk arises from financing long-term mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. In addition, trends in the liquidity of the U.S. capital markets in general may affect our ability to roll-over short-term debt.

The assets that we pledge to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty refinancing our short-term debt as it matures, even during the financial market liquidity crisis in late 1998. Still, changes in the market values of our assets, in our perceived credit worthiness, and in the capital markets, can impact our access to liquidity.

At June 30, 1999, we had $134 million of highly liquid assets which were unpledged and available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. These assets consisted of unrestricted cash and unpledged "AAA" rated mortgage securities. Total available liquidity equaled 15% of our short-term debt balances.

We have entered into borrowings with maturities beyond December 31, 1999 which fund the substantial majority of our assets in order to avoid the need to roll-over debt in advance of the beginning of the Year 2000.

PREPAYMENT RISK

As we receive repayments of mortgage principal, we amortize into income our mortgage premium balances as an expense and our mortgage discount balances as income. Mortgage premium balances arise when we acquire mortgage assets at a price in excess of the principal value of the mortgages. Premium balances are also created when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when we acquire mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates in market value and is marked-to-market at a price below par. At June 30, 1999, mortgage premium balances were $26 million and mortgage discount balances were $12 million. Net mortgage premium was $14 million.

Sequoia's long-term debt has associated deferred bond issuance costs. These capitalized costs are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $3 million at June 30, 1999. In addition, premium received from the issuance of bonds at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $5 million at June 30, 1999. The combined effect of these two items was to reduce our effective mortgage-related premium by $1 million.

Our net premium at June 30, 1999 for assets and liabilities affected by the rate of mortgage principal receipts was $13 million. This net premium equaled 5.2% of total common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will effect the market value of our assets and our earnings. Changes in the value of our assets, to the extent they are incorporated into the basis of our assets, will also affect future amortization expense.

CREDIT RISK

Our principal credit risk comes from mortgage loans owned by Sequoia, mortgage loans held in portfolio, and our lower-rated mortgage securities. We also have credit risk with counter-parties with whom we do business.

Not including Sequoia, we owned $67 million in residential mortgage loans at June 30, 1999. Of these, $0.4 million were seriously delinquent (delinquent over 90 days, in foreclosure, in bankruptcy, or real estate owned). We also owned $20 million in commercial mortgage loans. These commercial mortgage loans were all current at June 30, 1999.

The three Sequoia trusts owned $1.1 billion in residential mortgage loans at June 30, 1999. Our total credit risk from these trusts is limited to our equity investment in these trusts. These equity investments had a reported value of $35 million at June 30, 1999. At that time, $6.3 million of the underlying loans, or 0.58%, were seriously delinquent.

At June 30, 1999, we had $4.5 million loan of credit reserves to provide for potential future credit losses from our mortgage loans. Total seriously delinquent loans had a loan balance of $6.7 million. To date, our realized credit losses from defaulted residential mortgage loans have averaged 8% of the loan balance of the defaulted loans. Loss severity may increase in the future, however, particularly if real estate values decline.

We believe our current level of reserve and credit provision policy is reasonable and we will continue to increase our credit reserve over time in anticipated of future potential losses.

At June 30, 1999, we also had $1.0 million credit reserves for our lower rated mortgage securities. Our total potential credit exposure from these securities (after this credit reserve) was $8 million. We believe this reserve is likely to be sufficient to cover currently foreseen credit losses. As we acquire additional subordinated securities, we will continue to build up this reserve in anticipation of future potential losses.

CAPITAL RISK

Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing short-term borrowings declines.

Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for equity interests in Sequoia trusts and for lower rated mortgage securities generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate guideline capital adequacy amount.

The total guideline equity-to-assets ratio capital amount has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the total guideline ratio has increased as we have acquired new types of assets such as commercial loans.

We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount would rise. As the potential interest rate risk of our mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates. We measure all of our mortgage assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for the risk-adjusted capital policy, would likely fall as rates increase as the market values of our mortgages, net of mark-to-market gains on hedges, decreased. (Such market value declines may be temporary as well, as future coupon adjustments on adjustable-rate mortgage loans may help to restore some of the lost market value.)

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

Growth in assets and earnings may be limited when our access to new equity capital is limited. Holdings can benefit over time from the re-investment of retained earnings at Holdings. Our mortgage finance operations, however, are generally required to distribute at least 95% of taxable income as dividends.

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

YEAR 2000 READINESS DISCLOSURE

In 1998, we established a Year 2000 Project. The goal of this on-going project is to ensure that our communications, data, and information systems are ready for the Year 2000 and to employ prudent management to minimize any potential negative impact of the Year 2000 on our business partners and our investors. Senior management has taken an active role in the Year 2000 Project and provides updates to the Board of Directors as necessary.

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

Existing internal computer systems have been successfully tested and any additions to the existing systems and new systems are tested upon installation. Hardware testing included forward date testing of the December 31, 1999 to January 1, 2000 rollover and leap year 2000. Critical software applications used to manage our businesses were also successfully tested.

As systems are modified or new hardware or software systems are implemented in the normal course of business, our policy is to receive certification of Year 2000 compliance and to test for Year 2000 compliance upon installation.

We continue to gather and assess information regarding our business partners' Year 2000 readiness. We solicited Year 2000 disclosures directly through our own questionnaire and initiated direct discussions with certain key business partners. A majority of questionnaire responses was received prior to July 1999. No significant year 2000 issues have been identified through this process. We will continue to monitor public disclosures by key business partners into the Year 2000.

Business partners that provide information or services through externally controlled or externally coordinated systems have been identified. Joint testing of certain systems has been initiated. External joint testing is targeted for completion by September 30, 1999.

We, together with our affiliates, are developing contingency plans and workaround systems for critical systems. Workarounds may include substituting compliant business partners for those who are non-compliant. The benefit of this contingency plan is likely to be limited due to our lack of control on external vendors and inability to replace certain business partners efficiently.

We believe we are devoting the necessary technical and management resources to address the Year 2000 issues over which we have control. While it is inherently difficult to assess the impact our vendors and their vendors may have on us in the event they are unable to successfully manage their own year 2000 issues, we believe we are on plan to reach our Year 2000 Project goals by October 1999.

RWT HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

At June 30, 1999, Holdings owned $13 million of residential mortgage loans, $8 million of commercial mortgage loans, and $42 million of residential mortgage securities. Holdings also had $9 million in cash and $4 million in other assets, for total assets of $76 million. Holdings had commitments to acquire $24 million of commercial loans and $49 million of residential mortgage loans from Redwood Trust.

The loans owned by Holdings were funded with short-term borrowings and equity. Short-term debt was $53 million, loans from Redwood Trust were $2 million, and other liabilities totaled $2 million. Total equity at June 30, 1999 was $19 million.

At December 31, 1998, Holdings owned $12 million of residential mortgage loans, $10 million in cash, and $1 million in other assets, for total assets of $23 million. Loans from Redwood Trust totaled $7 million and other liabilities were $1 million. Equity at this time totaled $15 million.

In the second quarter of 1999, net operating revenue totaled $0.4 million, including interest income of $1.0 million, net asset appreciation income of $0.1 million, and interest expenses of $0.7 million. Operating expenses at Holdings totaled $4.2 million in the second quarter of 1999. Holdings' net loss in the second quarter of 1999 was $3.8 million.

In the first quarter of 1999, net operating revenue totaled $0.4 million, including interest income of $1.0 million, net asset appreciation income of $0.1 million, and interest expenses of $0.7 million. In the first quarter of 1999, operating expenses at Holdings totaled $3.3 million and Holdings' net loss was $2.5 million.

In the second quarter of 1998, net operating revenue totaled $0.2 million, including interest income of $2.9 million, minimal net asset appreciation income, and interest expenses of $2.7 million. In the second quarter of 1998, operating expenses at Holdings totaled $0.8 million and Holdings' net loss was $0.6 million.

In the first six months of 1999, net operating revenue totaled $1.2 million, including interest income of $1.5 million, net asset appreciation income of $0.6 million, and interest expenses of $1.0 million. Operating expenses at Holdings totaled $7.5 million in the first six months of 1999. Holdings' net loss during this six-month period was $6.3 million.

In the first six months of 1998, net operating revenue totaled $0.2 million, including interest income of $2.9 million, minimal net asset appreciation income, and interest expenses of $2.7 million. In the first six months of 1998, operating expenses at Holdings totaled $0.8 million and Holdings' net loss was $0.6 million.

Holdings pre-tax loss as reported for GAAP currently equals its after-tax loss. Due to the start-up nature of its operations, Holdings is not able to accrue a tax benefit relating to its operating losses for GAAP at this time. Each of the Holdings' operations is still in start-up mode. Holdings currently expects these operations to become profitable in the first half of year 2000.

On August 10, 1999, we announced our intention to consolidate the operations of our two residential mortgage production subsidiaries, RFS and RRF. The sales, marketing, trading, technology, and securitization operations of these two units will be integrated together. Overall headcount will be reduced. In connection with this consolidation, Holdings expects to take a restructuring charge of up to $2 million in the third quarter of 1999.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

         At June 30, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.


Item 2.  Changes in Securities

         In May, 1999, the Bonds issued pursuant to the Indenture, dated as of June 1, 1997, between Sequoia Mortgage Trust 1 and First Union National Bank, as Trustee, were redeemed, restructured and contributed to Sequoia Mortgage Trust 1A, interests in which were then privately placed with investors.


Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on May 6, 1999.

         (b) The following matters were voted on at the Annual Meeting:

                                                             Votes
                                                 -----------------------------
                                                    For      Against   Abstain
                                                 -----------------------------
         1.  Election of Directors
               Thomas F. Farb                    9,746,601     1,000     --
               Douglas B. Hansen                 9,747,601        --     --
               Charles J. Toeniskoetter          9,688,701    58,900     --
               Thomas C. Brown                   9,746,099     1,502     --

         The following Directors' terms of office continue after the meeting:
                  George E. Bull
                  Mariann Byerwalter
                  Dan A. Emmett
                  Nello Gonfiantini


                                                              Votes
                                                 -------------------------------
                                                    For       Against    Abstain
                                                 -------------------------------
         2.  Approval of amendment to the
             Company's Stock Option Plan.        8,982,773    747,722    59,028


                                                                              Votes
                                                              -----------------------------------
                                                                 For          Against     Abstain
                                                              -----------------------------------
         3.  Ratification of PricewaterhouseCoopers LLP
             as the Company's independent
             public accountants for the fiscal
             year ending December 31, 1999.                   9,765,618       12,131      11,774

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit 4.4 - In May, 1999, the Bonds issued pursuant to the Indenture, dated as of June 1, 1997, between Sequoia Mortgage Trust 1 and First Union National Bank, as Trustee, were redeemed, restructured and contributed to Sequoia Mortgage Trust 1A, interests in which were then privately placed with investors.

                  Exhibit 4.4.2 - Sequoia Mortgage Trust 1A Trust Agreement, dated as of May 4, 1999 between Sequoia Mortgage Trust 1 and First Union National Bank.

                  Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three and six months ended June 30, 1999 and June 30, 1998.

                  Exhibit  27 - Financial Data Schedule

         (b)  Reports

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REDWOOD TRUST, INC.



Dated:  August 10, 1999              By:  /s/ Douglas B. Hansen
                                          --------------------------------------
                                              Douglas B. Hansen
                                              President
                                              (authorized officer of registrant)



Dated:  August 10, 1999              By:  /s/ Martin S. Hughes
                                          --------------------------------------
                                              Martin S. Hughes
                                              Chief Financial Officer
                                              (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT


                                                                                                Sequentially
     Exhibit                                                                                      Numbered
      Number                                                                                        Page
     -------                                                                                    ------------
      4.4.2        Sequoia Mortgage Trust 1A Trust Agreement, dated as of May 4, 1999
                   between Sequoia Mortgage Trust 1 and First Union National Bank............        49

       11.1        Computations of Earnings per Share........................................        98

        27         Financial Data Schedule..................................................        100