Form 10-Q
period 1999-09-30
REDWOOD TRUST INC
filed 1999-11-15
CIK 930236

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO __________________

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

Class B Preferred Stock ($.01 par value) 902,068 as of November 10, 1999 Common
Stock ($.01 par value)                        8,780,417 as of November 10, 1999

===============================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                          Page
PART I.       FINANCIAL INFORMATION                                                                                       ----

  Item 1.     Consolidated Financial Statements - Redwood Trust, Inc.

                     Consolidated Balance Sheets at September 30, 1999 and December 31, 1998.............................  3

                     Consolidated Statements of Operations for the three
                     and nine months ended September 30, 1999 and September 30, 1998.....................................  4

                     Consolidated Statements of Stockholders' Equity for the three and nine months ended
                     September 30, 1999................................................................................... 5

                     Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1999 and
                     September 30, 1998................................................................................... 6

                     Notes to Consolidated Financial Statements........................................................... 7

              Consolidated Financial Statements - RWT Holdings, Inc.

                     Consolidated Balance Sheets at September 30, 1999 and December 31, 1998..............................22

                     Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998, for the nine months ended September 30, 1999 and for the period from April 1, 1998 to
                     September 30, 1998...................................................................................23

                     Consolidated Statements of Stockholders' Equity for the three and nine months ended
                     September 30, 1999...................................................................................24

                     Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998, for the nine months ended September 30, 1999 and for the period from
                     April 1, 1998 to September 30, 1998..................................................................25

                     Notes to Consolidated Financial Statements...........................................................26

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................................................32

PART II.     OTHER INFORMATION

 Item 1.     Legal Proceedings............................................................................................49

 Item 2.     Changes in Securities........................................................................................49

 Item 3.     Defaults Upon Senior Securities..............................................................................49

 Item 4.     Submission of Matters to a Vote of Security Holders..........................................................49

 Item 5.     Other Information............................................................................................49

 Item 6.     Exhibits and Reports on Form 8-K.............................................................................49

 SIGNATURES   ............................................................................................................50

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                September 30, 1999    December 31, 1998
                                                                                ------------------    -----------------
                                                                                  (Unaudited)
ASSETS

      Mortgage loans: held-for-sale
          Residential                                                               $    21,588           $   265,914
          Commercial                                                                     17,877                 8,287
                                                                                    -----------           -----------
                                                                                         39,465               274,201
                                                                                    -----------           -----------
      Mortgage loans: held-for-investment, net
          Residential                                                                 1,019,046             1,131,300
                                                                                    -----------           -----------
                                                                                      1,019,046             1,131,300
                                                                                    -----------           -----------

      Mortgage securities: trading                                                      918,057             1,257,655
      Mortgage securities: available-for-sale, net                                       19,235                 7,707
      U.S. Treasury securities                                                               --                48,009
      Cash and cash equivalents                                                          31,427                55,627
      Restricted cash                                                                     4,927                12,857
      Interest rate agreements                                                            2,684                 2,517
      Accrued interest receivable                                                        12,679                18,482
      Investment in RWT Holdings, Inc.                                                   12,432                15,124
      Loans to RWT Holdings, Inc.                                                        19,375                 6,500
      Receivable from RWT Holdings, Inc.                                                    330                   445
      Other assets                                                                        1,812                 2,024
                                                                                    -----------           -----------
                                                                                    $ 2,081,469           $ 2,832,448
                                                                                    ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                                               $   854,465           $ 1,257,570
      Long-term debt, net                                                               994,355             1,305,560
      Accrued interest payable                                                            4,967                10,820
      Accrued expenses and other liabilities                                              4,097                 3,022
      Dividends payable                                                                     687                   686
                                                                                    -----------           -----------
                                                                                      1,858,571             2,577,658
                                                                                    -----------           -----------

      Commitments and contingencies (See Note 13)

      STOCKHOLDERS' EQUITY

      Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
          Convertible 909,518 shares authorized, issued and outstanding
          ($28,882 aggregate liquidation preference)                                     26,736                26,736
      Common stock, par value $0.01 per share;
          49,090,482 shares authorized;
          8,955,317 and 11,251,556 issued and outstanding                                    89                   113
      Additional paid-in capital                                                        244,190               279,201
      Accumulated other comprehensive income                                             (1,852)                 (370)
      Cumulative earnings                                                                13,098                 6,412
      Cumulative distributions to stockholders                                          (59,363)              (57,302)
                                                                                    -----------           -----------
                                                                                        222,898               254,790
                                                                                    -----------           -----------
                                                                                    $ 2,081,469           $ 2,832,448
                                                                                    ===========           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                       1999            1998          1999            1998
                                                                    ------------   ------------   ------------   ------------
INTEREST INCOME
Mortgage loans: held-for-sale
   Residential                                                      $      1,001   $         --   $      6,715   $         --
   Commercial                                                                452             --            821             --
                                                                    ------------   ------------   ------------   ------------
                                                                           1,453             --          7,536             --
Mortgage loans: held-for-investment
   Residential                                                            16,816         37,594         49,646         93,308
                                                                    ------------   ------------   ------------   ------------
                                                                          16,816         37,594         49,646         93,308

Mortgage securities: trading                                              14,507         22,728         49,571         22,864
Mortgage securities: available-for-sale                                    1,061            776          2,723         51,731
U.S. Treasury securities                                                      --             --            913             --
Cash and cash equivalents                                                    718            460          1,988          1,298
                                                                    ------------   ------------   ------------   ------------
   Total interest income                                                  34,555         61,558        112,377        169,201

INTEREST EXPENSE
Short-term debt                                                          (11,887)       (31,528)       (38,517)       (92,812)
Long-term debt                                                           (15,503)       (24,642)       (50,901)       (59,623)
                                                                    ------------   ------------   ------------   ------------
   Total interest expense                                                (27,390)       (56,170)       (89,418)      (152,435)

Net interest rate agreements expense                                        (457)          (247)        (1,527)        (3,248)
                                                                    ------------   ------------   ------------   ------------

NET INTEREST INCOME                                                        6,708          5,141         21,432         13,518

Provision for credit losses                                                 (416)           638         (1,132)          (726)
Equity in earnings (losses) of RWT Holdings, Inc.                         (6,350)        (1,575)       (12,591)        (2,156)
Operating expenses                                                          (964)        (1,029)        (2,617)        (3,545)
Other income                                                                  39             --             80            139
                                                                    ------------   ------------   ------------   ------------

NET INCOME (LOSS) BEFORE NET UNREALIZED AND REALIZED
  GAINS (LOSSES) ON ASSETS                                                  (983)         3,175          5,172          7,230

Net unrealized and realized gains (losses) on assets                      (2,068)       (40,293)         1,513        (41,016)
                                                                    ------------   ------------   ------------   ------------

Net income (loss) before preferred dividend and change in
  accounting principle                                                    (3,051)       (37,118)         6,685        (33,786)
Less cash dividends on Class B preferred stock                              (687)          (687)        (2,060)        (2,060)
                                                                    ------------   ------------   ------------   ------------
Net income (loss) before change in accounting principle                   (3,738)       (37,805)         4,625        (35,846)
Cumulative transition effect of adopting SFAS No. 133 (See Note 2)            --        (10,061)            --        (10,061)
                                                                    ------------   ------------   ------------   ------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                  $     (3,738)  $    (47,866)  $      4,625   $    (45,907)
                                                                    ============   ============   ============   ============

EARNINGS PER SHARE:
     Basic Earnings Per Share:
     Net income (loss) before change in accounting principle        $      (0.39)  $      (2.85)  $       0.46   $      (2.59)
     Cumulative transition effect of adopting SFAS No. 133          $         --   $      (0.76)  $         --   $      (0.73)
     Net income (loss)                                              $      (0.39)  $      (3.61)  $       0.46   $      (3.32)

     Diluted Earnings Per Share:
     Net income (loss) before change in accounting principle        $      (0.39)  $      (2.85)  $       0.45   $      (2.59)
     Cumulative transition effect of adopting SFAS No. 133          $         --   $      (0.76)  $         --   $      (0.73)
     Net income (loss)                                              $      (0.39)  $      (3.61)  $       0.45   $      (3.32)

Weighted average shares of common stock and common
  stock equivalents:
     Basic                                                             9,481,418     13,247,908     10,090,305     13,823,020
     Diluted                                                           9,570,931     13,311,528     10,189,625     13,915,644


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                             Class B
                                         Preferred stock      Common stock      Additional
                                         --------------- --------------------    paid-in
                                         Shares  Amount     Shares     Amount    capital
------------------------------------------------------------------------------------------
Balance, December 31, 1998              909,518  $26,736  11,251,556    $113     $279,201
------------------------------------------------------------------------------------------
Comprehensive income:
    Net income (loss) before
    preferred dividend and change
    in accounting principle                  --       --          --      --           --

    Net unrealized loss on assets
    available-for-sale                       --       --          --      --           --


    Total comprehensive income               --       --          --      --           --

Issuance of common stock                     --       --      12,361      --            1

Repurchase of common stock                   --       --  (1,077,600)    (11)     (16,024)

Dividends declared:
    Preferred                                --       --          --      --           --
    Common                                   --       --          --      --           --
------------------------------------------------------------------------------------------
Balance, March 31, 1999                 909,518   26,736  10,186,317     102      263,178
------------------------------------------------------------------------------------------
Comprehensive income:
    Net income (loss) before
    preferred dividend and change
    in accounting principle                  --       --          --      --           --

    Net unrealized loss on assets
    available-for-sale                       --       --          --      --           --


    Total comprehensive income               --       --          --      --           --

Repurchase of common stock                   --       --    (256,600)     (3)      (3,994)

Dividends declared:
    Preferred                                --       --          --      --           --
    Common                                   --       --          --      --           --
------------------------------------------------------------------------------------------
Balance, June 30, 1999                  909,518   26,736   9,929,717      99      259,184
------------------------------------------------------------------------------------------
Comprehensive income:
    Net income (loss) before
    preferred dividend and change
    in accounting principle                  --       --          --      --           --

    Net unrealized income on assets
    available-for-sale                       --       --          --      --           --


    Total comprehensive loss                 --       --          --      --           --

Repurchase of common stock                   --       --    (974,400)    (10)     (14,994)

Dividends declared:
    Preferred                                --       --          --      --           --
    Common                                   --       --          --      --           --
------------------------------------------------------------------------------------------
Balance, September 30, 1999             909,518  $26,736   8,955,317     $89     $244,190
------------------------------------------------------------------------------------------



REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                           Accumulated
                                             other                     Cumulative
                                          comprehensive  Cumulative   distributions to
                                             income       earnings      stockholders       Total
---------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   $(370)         $6,412        $(57,302)       $254,790
---------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income (loss) before
    preferred dividend and change
    in accounting principle                     --           6,541              --           6,541

    Net unrealized loss on assets
    available-for-sale                        (412)             --              --            (412)
                                                                                         ---------

    Total comprehensive income                  --              --              --           6,129

Issuance of common stock                        --              --              --               1

Repurchase of common stock                      --              --              --         (16,035)

Dividends declared:
    Preferred                                   --              --            (687)           (687)
    Common                                      --              --              --              --
---------------------------------------------------------------------------------------------------
Balance, March 31, 1999                       (782)         12,953         (57,989)        244,198
---------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income (loss) before
    preferred dividend and change
    in accounting principle                     --           3,196              --           3,196

    Net unrealized loss on assets
    available-for-sale                      (1,136)             --              --          (1,136)
                                                                                         ---------

    Total comprehensive income                  --              --              --           2,060

Repurchase of common stock                      --              --              --          (3,997)

Dividends declared:
    Preferred                                   --              --            (687)           (687)
    Common                                      --              --              --              --
---------------------------------------------------------------------------------------------------
Balance, June 30, 1999                      (1,918)         16,149         (58,676)        241,574
---------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income (loss) before
    preferred dividend and change
    in accounting principle                     --          (3,051)             --          (3,051)

    Net unrealized income on assets
    available-for-sale                          66              --              --              66
                                                                                         ---------

    Total comprehensive loss                    --              --              --          (2,985)

Repurchase of common stock                      --              --              --         (15,004)

Dividends declared:
    Preferred                                   --              --            (687)           (687)
    Common                                      --              --              --              --
---------------------------------------------------------------------------------------------------
Balance, September 30, 1999                $(1,852)        $13,098        $(59,363)       $222,898
---------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                         1999         1998          1999           1998
                                                                     -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) available to common stockholders              $    (3,738)  $   (47,866)  $     4,625   $   (45,907)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
        Depreciation and amortization                                      1,212         7,305         5,601        29,730
        Provision for credit losses                                          416          (638)        1,132           726
        Equity in (earnings) losses of RWT Holdings, Inc.                  6,350         1,575        12,591         2,156
        Net unrealized and realized (gains) losses on assets               2,068        40,293        (1,513)       41,016
        Cumulative transition effect of adopting SFAS No. 133                 --        10,061            --        10,061
     Purchases of mortgage loans: held-for-sale                          (27,194)           --       (98,949)           --
     Proceeds from sales of mortgage loans: held-for-sale                 71,481            --       121,619            --
     Principal payments on mortgage loans: held-for-sale                   3,089            --        58,327            --
     Purchases of mortgage securities: trading                           (72,867)     (135,717)      (76,592)     (366,884)
     Proceeds from sales of mortgage securities: trading                      --            --         7,668            --
     Principal payments on mortgage securities: trading                   89,701       227,233       404,702       227,233
     Purchases of U.S. Treasury securities                                    --            --       (45,844)           --
     Proceeds from sales of U.S. Treasury securities                          --            --        90,519            --
     Purchases of interest rate agreements                                  (279)      (11,898)         (912)      (13,923)
     Proceeds from sales of interest rate agreements                         250         2,769         1,371         2,769
     (Increase) decrease in accrued interest receivable                      273        (3,496)        5,803        (1,931)
     Decrease in other assets                                                155         3,329            74           323
     Decrease in accrued interest payable                                   (319)       (4,523)       (5,853)       (5,324)
     Increase (decrease) in accrued expenses and other liabilities         1,264          (411)        1,075          (391)
                                                                     -----------   -----------   -----------   -----------
            Net cash provided by (used in) operating activities           71,862        88,016       485,444      (120,346)
                                                                     -----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of mortgage loans: held-for-investment                         --      (629,201)           --    (1,596,673)
     Proceeds from sales of mortgage loans: held-for-investment               --       374,520            --       374,520
     Principal payments on mortgage loans: held-for-investment            69,638       187,432       261,487       475,905
     Purchases of mortgage securities: available-for-sale                 (6,997)           --        (7,931)           --
     Proceeds from sales of mortgage securities: available-for-sale           --            --            --         9,296
     Principal payments on mortgage securities: available-for-sale            83            54           213       442,985
     Net decrease in restricted cash                                       3,620         1,885         7,930         4,982
     Investment in RWT Holdings, Inc., net of dividends received              --            --        (9,900)       (9,900)
     Loans to RWT Holdings, Inc., net of repayments                      (17,375)           --       (12,875)           --
     (Increase) decrease in receivable from RWT Holdings, Inc.              (121)           55           115          (776)
                                                                     -----------   -----------   -----------   -----------
            Net cash provided by (used in) investing activities           48,848       (65,255)      239,039      (299,661)
                                                                     -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of (repayments on) short-term debt       (68,280)      131,008      (403,105)      152,641
     Proceeds (costs) from issuance of long-term debt                         --            --          (337)      635,192
     Repayments on long-term debt                                        (72,501)     (127,511)     (310,207)     (342,428)
     Net proceeds from issuance of common stock                               --             3             1         1,591
     Repurchases of common stock                                         (15,004)      (33,667)      (35,036)      (39,125)
     Increase in dividends payable - preferred                                --            --             1            --
     Dividends paid on common stock                                           --          (137)           --        (8,945)
                                                                     -----------   -----------   -----------   -----------
            Net cash provided by (used in) financing activities         (155,785)      (30,304)     (748,683)      398,926
                                                                     -----------   -----------   -----------   -----------

Net decrease in cash and cash equivalents                                (35,075)       (7,543)      (24,200)      (21,081)

Cash and cash equivalents at beginning of period                          66,502        11,354        55,627        24,892
                                                                     -----------   -----------   -----------   -----------

Cash and cash equivalents at end of period                           $    31,427   $     3,811   $    31,427   $     3,811
                                                                     ===========   ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                          $    27,709   $    60,693   $    95,271   $   157,759
                                                                     ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia and Redwood Trust's equity interest in Holdings. Redwood Trust, together with its affiliates, is a finance company specializing in mortgage assets ("Mortgage Assets") which may be acquired as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). Its primary activity is the financing of high quality residential mortgage loans with funds raised through long-term debt issuance. The Company also finances commercial mortgage loans and residential mortgage securities. Through its affiliate operations, the Company is developing its ability to create mortgage assets of significant value and is developing technology and processes designed to streamline access to the residential mortgage market for a wide variety of institutional mortgage investors.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. Substantially all of the assets of Sequoia are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant inter-company balances and transactions with Sequoia have been eliminated in the consolidation of the Company. Certain amounts for prior periods have been reclassified to conform to the 1999 presentation.

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

The consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period.


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

MORTGAGE ASSETS

The Company's Mortgage Assets consist of Mortgage Loans and Mortgage Securities. Interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using methods that approximate the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

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

U.S. TREASURY SECURITIES

U.S. Treasury securities include notes issued by the U.S. Government. Interest is recognized as revenue when earned according to the terms of the Treasury securities. Discounts and premiums are amortized into interest income over the life of the security using the effective yield method. U.S. Treasury securities are classified as trading and, accordingly, are recorded at their estimated fair market value with unrealized gains and losses recognized as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

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

INTEREST RATE AGREEMENTS

The Company maintains an overall interest-rate risk-management strategy that incorporates the use of derivative interest rate agreements to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility. Interest rate agreements that are used as part of the Company's interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, and options on futures contracts (collectively "Interest Rate Agreements"). On the date an Interest Rate Agreement is entered into, the Company designates the interest rate agreement as
(1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) held for trading ("trading" instruments). Since the adoption of SFAS No. 133, the Company has elected to designate all of its Interest Rate Agreements as trading instruments.

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

NET INCOME (LOSS) PER SHARE

Net income (loss) per share for the three and nine months ended September 30, 1999 and 1998 is shown in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period. Due to the net loss available to common stockholders for both the three and nine months ended September 30, 1998, the addition of potential dilutive shares is anti-dilutive and therefore, the basic and diluted loss per share are the same.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share computations.

(in thousands, except share data)                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                              1999           1998           1999            1998
                                                          ----------    -----------    ------------    -------------
Numerator:
Numerator for basic and diluted earnings per share--
    Net income (loss) before preferred dividend and
       change in accounting principle                     $   (3,051)   $   (37,118)   $      6,685    $    (33,786)

    Cash dividends on Class B preferred stock                   (687)          (687)         (2,060)         (2,060)
                                                          ----------    -----------    ------------    -------------
    Net income (loss) before change in accounting
       principle                                              (3,738)       (37,805)          4,625         (35,846)
    Cumulative transition effect of adopting SFAS
       No. 133                                                    --        (10,061)             --         (10,061)
                                                          ----------    -----------    ------------    -------------
    Basic and Diluted EPS - Net income (loss)
       available to common stockholders                   $   (3,738)   $   (47,866)   $      4,625    $    (45,907)
                                                          ==========    ===========    ============    ============
Denominator:
Denominator for basic earnings per share--
    Weighted average number of common shares
       outstanding during the period                       9,481,418     13,247,908      10,090,305      13,823,020
    Net effect of dilutive stock options                      89,513         63,620          99,320          92,624
                                                          ----------    -----------    ------------    -------------
    Denominator for diluted earnings per share--           9,570,931     13,311,528      10,189,625      13,915,644
                                                          ----------    -----------    ------------    -------------
Basic Earnings Per Share:
Net income (loss) before change in accounting principle   $    (9.39)         (2.85)   $       0.46    $      (2.59)
Cumulative transition effect of adopting SFAS No. 133             --          (0.76)             --           (0.73)
                                                          ----------    -----------    ------------    -------------
Net earnings per share                                    $    (0.39)   $     (3.61)   $       0.46    $      (3.32)
                                                          ==========    ===========    ============    ============

Diluted Earnings Per Share:
Net income (loss) before change in accounting principle   $    (0.39)   $     (2.85)   $       0.45    $      (2.59)
Cumulative transition effect of adopting SFAS No. 133             --          (0.76)             --           (0.73)
                                                          ----------    -----------    ------------    -------------
Net earnings per share                                    $    (0.39)   $     (3.61)   $       0.45    $      (3.32)
                                                          ==========    ===========    ============    ============

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At September 30, 1999 and December 31, 1998, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.


NOTE 3.   MORTGAGE ASSETS

At September 30, 1999 and December 31, 1998, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgages on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency Mortgage Securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At September 30, 1999 and December 31, 1998, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.76% and 6.95%, respectively, based on the reported cost of the assets. Of the Mortgage Assets owned by the Company at September 30, 1999, 77% were adjustable-rate mortgages, 21% were hybrid mortgages and 2% were fixed-rate mortgages. The coupons on 66% of the adjustable-rate Mortgage Assets are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) while another 34% are not limited by such periodic caps. Most of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At September 30, 1999 and December 31, 1998, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.61% and 11.81%, respectively.

At September 30, 1999 and December 31, 1998, Mortgage Assets consisted of the following:

                  Mortgage Loans: Held-for-Sale

(in thousands)               September 30, 1999  December 31, 1998
                             ------------------  -----------------

Current Face                        $40,177               $274,630
Unamortized Discount                  (712)                 (1,099)
Unamortized Premium                     --                     670
                               ------------      -----------------
Carrying Value                      $39,465               $274,201
                               ============      =================

Mortgage loans held-for-sale include Residential and Commercial Mortgage Loans at September 30, 1999 and December 31, 1998. During the three and nine months ended September 30, 1999, the Company recognized net losses of $281,014 and $195,169 as a result of LOCOM adjustments on Mortgage Loans held-for-sale, respectively. Also during the three and nine months ended September 30, 1999, the Company sold Mortgage Loans held-for-sale for proceeds of $71.5 million and $121.6 million, resulting in net gains of $0 and $27,718, respectively. Additionally, as a result of the call and subsequent restructuring of a portion of the Long-Term Debt, the Company reclassified $154 million of Mortgage Loans held-for-sale to Mortgage Loans held-for-investment during the second quarter of 1999 (see Note 9). The LOCOM adjustments and net gains on sales are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations. There were no LOCOM adjustments or sale transactions on held-for-sale Mortgage Loans for the three and nine months ended September 30, 1998, as the Mortgage Loans were not reclassified to held-for-sale until September 30, 1998.

Mortgage Loans: Held-for-Investment

(in thousands)                       September 30, 1999     December 31, 1998
                                     -------------------    -------------------

Current Face                                 $1,010,334             $1,118,375
Unamortized Premium                              13,623                 16,709
                                     -------------------    -------------------
Amortized Cost                                1,023,957              1,135,084
Allowance for Credit Losses                      (4,911)                (3,784)
                                     ===================    ===================
Carrying Value                               $1,019,046             $1,131,300
                                     ===================    ===================

There were no sales of Mortgage Loans held-for-investment for the three and nine months ended September 30, 1999. During the three and nine months ended September 30, 1998, and prior to the reclassification, the Company sold held-for-investment Mortgage Loans with an amortized cost of $376 million. The net realized loss of $1 million on the transaction is reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations. During the second quarter of 1999, as a result of the call and subsequent restructuring of a portion of the Long-Term Debt, the Company reclassified $154 million of Mortgage Loans held-for-sale to Mortgage Loans held-for-investment (see Note 9).

Mortgage Securities: Trading

                                September 30, 1999                          December 31, 1998
(in thousands)                 Agency        Non-Agency      Total           Agency     Non-Agency       Total
                            ----------------------------------------    ----------------------------------------
Current Face                     $512,844      $397,555     $910,399         $609,826     $640,923    $1,250,749
Unamortized Discount                   (9)       (2,841)      (2,850)              (5)      (3,084)       (3,089)
Unamortized Premium                 8,924         1,584       10,508            7,602        2,393         9,995
                            ========================================    ========================================
Carrying Value                   $521,759     $396,298      $918,057         $617,423     $640,232    $1,257,655
                            ========================================    ========================================

For the three and nine months ended September 30, 1999, the Company recognized a mark-to-market loss of $2.3 million and a mark-to-market gain of $2.9 million, respectively, on Mortgage Securities classified as trading. The Company sold Mortgage Securities classified as trading for proceeds of $0 and $7.7 million, respectively, for the three and nine months ended September 30, 1999. The Company reclassified all of its short-funded Mortgage Securities from available-for-sale to trading on July 1, 1998 (see Note 2). For the three and nine months ended September 30, 1998, the Company recognized a mark-to-market loss of $14.6 million on Mortgage Securities classified as trading. The mark to market adjustments are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

Mortgage Securities: Available-for-Sale

                                 September 30, 1999   December 31, 1998
(in thousands)                       Non-Agency          Non-Agency
                                 ------------------   -----------------
Current Face                              $34,194             $17,281
Unamortized Discount                      (12,241)            (8,015)
                                 ------------------   -----------------
Amortized Cost                             21,953              9,266
Allowance for Credit Losses                  (867)            (1,189)
Gross Unrealized Gains                         43                313
Gross Unrealized Losses                    (1,894)              (683)
                                 ==================   =================
Carrying Value                            $19,235             $7,707
                                 ==================   =================

No sales or write-downs of Mortgage Securities available-for-sale occurred during the three and nine months ended September 30, 1999 and the three months ended September 30, 1998. During the nine months ended

September 30, 1998, the Company sold Mortgage Securities available-for-sale with an amortized cost of $9.3 million for proceeds of $9.3 million, resulting in a net gain of $5,689. The Company also recognized a $0.7 million loss on the write-down of certain Mortgage Securities available-for-sale during the nine months ended September 30, 1998. The gains and losses on the sales and write-downs of Mortgage Securities available-for-sale are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.


NOTE 4.   RESERVE FOR CREDIT LOSSES

The following table summarizes the Reserve for Credit Losses activity:

                                         Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
(in thousands)                             1999       1998        1999      1998
                                         ------------------     -----------------
Balance at beginning of period            $5,494    $5,784       $4,973    $4,931
Provision for credit losses                  416      (638)       1,132       726
Charge-offs                                 (132)     (320)        (327)     (831)
                                         ------------------     -----------------
Balance at end of period                  $5,778    $4,826       $5,778    $4,826
                                         ==================     =================

The Reserve for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets.


NOTE 5.   U.S. TREASURY SECURITIES

The Company did not hold any U.S. Treasury securities at September 30, 1999. At December 31, 1998 U.S. Treasury securities held by the Company consisted of the following:

(in thousands)                           December 31, 1998
                                         -----------------

Current Face                                 $45,000
Unamortized Premium                            3,009
                                         -----------------
Carrying Value                               $48,009
                                         =================

For the three and nine months ended September 30, 1999, the Company recognized mark-to-market losses of $0 and $3.3 million on U.S. Treasury securities and sold U.S. Treasury securities for proceeds of $0 and $90.5 million, respectively. The mark to market adjustments are reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.


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

The components of the Bond Collateral are summarized as follows:

(in thousands)                                      September 30, 1999     December 31, 1998
                                                    -------------------    -------------------
Mortgage loans: held-for-sale                               $        0              $ 197,646
Mortgage loans: held-for-investment, net                     1,019,046              1,131,300
Restricted cash                                                  4,425                 12,857
Accrued interest receivable                                      5,740                  7,707
                                                    ===================    ===================
                                                            $1,029,211             $1,349,510
                                                    ===================    ===================

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 7. INTEREST RATE AGREEMENTS

At September 30, 1999 and December 31, 1998, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

During the three and nine months ended September 30, 1999, the Company recognized net gains of $0.5 million and $2.1 million, respectively, as a result of mark-to-market adjustments on interest rate agreements classified as trading. The Company classified its interest rate agreements as trading instruments on July 1, 1998 (see Note 2), and recognized a net loss of $6.4 million as a result of mark-to-market adjustments on interest rate agreements classified as trading during the three and nine months ended September 30, 1998. The mark-to-market gains are reflected as a component of "Net Unrealized and Realized Gains (Losses) on Assets" on the Consolidated Statements of Operations.

On July 1, 1998, as a result of adopting SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type transition adjustment of $10.1 million loss in earnings to recognize at fair value the ineffective portion of Interest Rate Agreements that were previously designated as part of a hedging relationship (see Note 2). This loss is reflected on the Consolidated Statements of Operations as "Cumulative Transition Effect of Adopting SFAS No. 133." Approximately $7.6 million of this transition adjustment was transferred from other comprehensive income to current earnings.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.

                                           Notional Amounts                          Credit Exposure (a)
(in thousands)                  September 30, 1999   December 31, 1998      September 30, 1999  December 31, 1998
                                --------------------------------------      --------------------------------------

Interest Rate Options
     Purchased                         $2,258,400           $3,569,200                     --                   --
Interest Rate Options
     Sold                                 (15,000)                  --                     --                   --
Interest Rate Swaps                       300,000              440,000                 $6,590               $8,673
Eurodollar/LIBOR Futures                  405,000                   --                    484                   --
Treasury Futures                           15,000                   --                     18                   --
                                =================== ===================    =================== ====================
Total                                  $2,963,400           $4,009,200                 $7,092               $8,673
                                =================== ===================    =================== ====================

(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

Interest Rate Options purchased (sold), which may include caps, floors, call and put corridors, options on futures and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment (receipt) of a premium when the contract is initiated. Purchased interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, purchased interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Purchased call (put) corridors will cause the Company to incur a gain (loss) to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a call (put) corridor is established at the time of the transaction by establishing a minimum (maximum) index rate. The Company will receive cash on the purchased options on futures if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. For the written options on futures, the Company receives an up-front premium for selling the option, however, the Company will pay cash on the written option if the futures price exceeds (is below) the call (put) option strike price at the expiration of the option. Purchased receiver (payor) swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The maximum gain or loss on a receiver (payor) swaption is established at the time of the transaction by establishing a minimum (maximum) index rate. The Company's credit risk on the purchased Options is limited to the carrying value of the Options agreements. The credit risk on options on futures is limited due to the fact that the exchange and its members are required to satisfy the obligations of any member that fails to perform.

Interest Rate Swaps ("Swaps") are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of the Company's Swaps involve the exchange of one floating interest payment for another floating interest payment based on a different index. Most of the Swaps require that the Company provide collateral, such as Mortgage Securities, to the counterparty. Should the counterparty fail to return the collateral, the Company would be at risk for the fair market value of that asset.

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

At September 30, 1999, the Company had $854 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 5.53% and a weighted-average remaining maturity of 167 days. This debt was collateralized with $899 million of Mortgage Assets. At December 31, 1998, the Company had $1.3 billion of Short-Term

Debt outstanding with a weighted-average borrowing rate of 5.62% and a weighted-average remaining maturity of 48 days. This debt was collateralized with $1.3 billion of Mortgage Assets and U.S. Treasury securities.

At September 30, 1999 and December 31, 1998, the Short-Term Debt had the following remaining maturities:

(in thousands)                         September 30, 1999      December 31, 1998
                                       ------------------      -----------------
Within 30 days                                    $28,096             $ 428,292
30 to 90 days                                     163,422               714,114
Over 90 days                                      662,947               115,164
                                       ===================     =================
Total Short-Term Debt                            $854,465            $1,257,570
                                       ===================     =================

For the three and nine months ended September 30, 1999, the average balance of Short-Term Debt was $0.9 billion and $1.0 billion with a weighted-average interest cost of 5.50% and 5.22%, respectively. For the three and nine months ended September 30, 1998, the average balance of Short-Term Debt was $2.1 billion with a weighted-average interest cost of 5.93% and 5.86%, respectively. The maximum balance outstanding during the nine months ended September 30, 1999 and 1998 was $1.3 billion and $2.5 billion, respectively.

In July 1999, the Company entered into a one-year, $90 million revolving mortgage warehousing credit facility with two banks. The facility is primarily intended to finance newly originated residential mortgage loans. At September 30, 1999, the Company had outstanding borrowings of $950,000 under this facility. Holdings may borrow under this facility as a co-borrower. At September 30, 1999, Holdings had no outstanding borrowings under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). For the three months ending September 30, 1999, the weighted-average borrowing rate under this facility was 6.44%. The Company and Holdings were in compliance with all material representations, warranties and covenants under this credit facility at September 30, 1999.

In July 1999, the Company entered into a one-year, $350 million master loan and security agreement with a Wall Street firm. The facility is primarily intended to finance newly originated commercial and residential mortgage loans. At September 30, 1999, the Company had outstanding borrowings of $14.6 million under this facility. Holdings may borrow under this facility as a co-borrower. At September 30, 1999, Holdings had outstanding borrowings of $19.2 million under this facility. Borrowings under this facility bear interest based on a specified margin over LIBOR. For the three months ending September 30, 1999, the weighted-average borrowing rate under this facility was 6.76%. The Company and Holdings were in compliance with all material representations, warranties and covenants under this credit facility at September 30, 1999.


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

 During the second quarter of 1999, the Company exercised its right to call the Long-Term Debt of Sequoia Mortgage Trust 1 ("Sequoia 1"), a series of debt issued by Sequoia. This Long-Term Debt was called on May 4, 1999. In conjunction with this call, the Company restructured and contributed the Sequoia 1 debt to Sequoia

Mortgage Trust 1A ("Sequoia 1A"), a newly formed trust, and Sequoia 1A issued Long-Term Debt collateralized by Sequoia 1 debt. As a result, the $154 million of Bond Collateral in the form of Mortgage Loans held-for-sale was reclassified to Mortgage Loans held-for-investment.

The components of the Long-Term Debt at September 30, 1999 and December 31, 1998 along with selected other information are summarized below:


(in thousands)                                        September 30, 1999      December 31, 1998
                                                      -------------------    --------------------

Long-Term Debt                                                  $993,198              $1,303,405
Unamortized premium on Long-Term Debt                              4,216                   5,783
Deferred bond issuance costs                                      (3,059)                 (3,628)
                                                      ------------------     --------------------
     Total Long-Term Debt                                       $994,355              $1,305,560
                                                      ==================     ===================

Range of weighted-average interest rates, by series       5.78% to 6.45%          5.75% to 6.55%
Stated maturities                                            2017 - 2029             2017 - 2029
Number of series                                                       3                       3

For the three and nine months ended September 30, 1999, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.01% and 6.00%, respectively. For the three and nine months ended September 30, 1998, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs and other related expenses, was 6.46% and 6.44%, respectively. At September 30, 1999 and December 31, 1998, accrued interest payable on Long-Term Debt was $3.1 million and $4.2 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.


NOTE 10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at September 30, 1999 and December 31, 1998.

(in thousands)                                           September 30, 1999                December 31, 1998
                                                   Carrying Value    Fair Value       Carrying Value   Fair Value
                                                   --------------- ---------------    --------------- --------------
Assets
      Mortgage Loans: held-for-sale                   $   39,465     $   39,465          $  274,201  $   274,302

      Mortgage Loans: held-for-investment             $1,019,046     $1,003,734          $1,131,300   $1,120,376
      Mortgage Securities: trading                    $  918,057     $  918,057          $1,257,655   $1,257,655
      Mortgage Securities: available-for-sale         $   19,235     $   19,235          $    7,707   $    7,707
      U.S. Treasury Securities                                --             --          $   48,009   $   48,009
      Interest Rate Agreements                        $    2,684     $    2,684          $    2,517   $    2,517
      Investment in RWT Holdings, Inc.                $   12,432     $   12,721          $   15,124   $   15,132
Liabilities
      Short-Term Debt                                 $  854,465     $  854,465          $1,257,570   $1,257,570

      Long-Term Debt                                  $  994,355     $  977,540          $1,305,560   $1,302,330

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 11.  STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common

Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock.

As of September 30, 1999 and December 31, 1998, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock. At both September 30, 1999 and December 31, 1998, there were 909,518 shares of the Preferred Stock outstanding.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At September 30, 1999 and December 31, 1998, 384,029 and 273,312 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At September 30, 1999 and December 31, 1998, 383,220 and 381,298 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. For the three and nine months ended September 30, 1999, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $8,187. For the three and nine months ended September 30, 1998, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $0 and $55,222, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date.

A summary of the status of the Company's Plan as of September 30, 1999 and changes during the periods ending on that date is presented below.

                                                       Three Months Ended              Nine Months Ended
                                                       September 30, 1999              September 30, 1999
                                                   ----------------------------    ---------------------------
                                                                   Weighted                       Weighted
                                                                   Average                         Average
                                                                   Exercise                       Exercise
(in thousands, except share data)                    Shares         Price            Shares         Price
                                                   ------------ ---------------    ------------ --------------
Outstanding options at beginning of period          1,695,954           $22.75      1,739,787          $23.58
   Options granted                                     18,500           $14.97        151,800          $16.11
   Options exercised                                       --              --         (12,361)          $0.11
   Options canceled                                   (97,748)          $16.97       (262,520)         $23.71
                                                   ------------                    ------------
Outstanding options at end of period                1,616,706           $23.05      1,616,706          $23.05
                                                   ============                    ============

STOCK REPURCHASES

Since September 1997, the Company's Board of Directors has approved the repurchase of 6,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 974,400 and 2,308,600 shares of its Common Stock for $15 million and $35 million during the three and nine months ended September 30, 1999, respectively. The Company repurchased 2,275,700 and 2,550,100 shares of its Common Stock for $34 million and $39 million during the three and nine months ended September 30, 1998, respectively. At September 30, 1999, there were 174,900 shares available for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

In March 1999, the Company's Board of Directors approved the repurchase of 150,000 shares of the Company's Preferred Stock. The Company did not repurchase any shares of its Preferred Stock during the three and nine months ended September 30, 1999.


NOTE 12. RELATED PARTY TRANSACTIONS

SALE OF MORTGAGE LOANS

During the three and nine months ended September 30, 1999, the Company sold $24 million and $32 million, respectively, of commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings. Pursuant to the Master Forward Commitment Agreement, the Company sold the Mortgage Loans to RCF at the same price for which the Company acquired the Mortgage Loans. Similarly, the Company purchased $22 million and $42 million of commercial mortgage loans during the three and nine months ended September 30, 1999, respectively. Under the terms of the Master Forward Commitment Agreement, the Company committed to sell the Mortgage Loans to RCF during the fourth quarter of 1999. There was no such activity for the three and nine months ended September 30, 1998.

For both the three and nine months ended September 30, 1999, the Company sold $47 million of residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings. Pursuant to the Master Forward Commitment Agreement, the Company sold the Mortgage Loans to RRF at the same price for which the Company acquired the Mortgage Loans. Similarly, the Company purchased or committed to purchase $4 million and $53 million of residential mortgage loans during the three and nine months ended September 30, 1999, respectively. Under the terms of the Master Forward Commitment Agreement, the Company committed to sell the Mortgage Loans to RRF during the fourth quarter of 1999, or the first quarter of 2000. There was no such activity for the three and nine months ended September 30, 1998.

OTHER

Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance certain Mortgage Loans owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR. At September 30, 1999 and December 31, 1998, the Company had loaned $19.4 million and $6.5 million, respectively, to Holdings in accordance with the provisions of this arrangement. During the three and nine months ended September 30, 1999, the Company earned $0.3 million and $0.7 million, respectively in interest on loans to Holdings. During both the three and nine months ended September 30, 1998, the Company earned $15,243 in interest on loans to Holdings.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the three and nine months ended September 30, 1999, $1.2 million and $2.7 million, respectively, of Holdings' operating expenses were paid by the Company, and were subject to reimbursement by Holdings. During the three and nine months ended September 30, 1998, $0.7 million and $1.4 million, respectively, of Holdings' operating expenses were paid by the Company, and were subject to reimbursement by Holdings.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At September 30, 1999, the Company was providing credit support on $19.2 million of Holdings' Short-Term Debt. No such borrowings were outstanding at December 31, 1998. During the three and nine months ended September 30, 1999, the Company recognized $31,065 and $71,923 in credit support fees. Credit support fees for the three and nine months ended September 30, 1998 were $0 $138,966, respectively. Credit support fees are reflected as a component of "Other Income" on the Consolidated Statements of Operations.


NOTE 13.   COMMITMENTS AND CONTINGENCIES

At September 30, 1999, the Company had entered into commitments to purchase $21.7 million of residential Mortgage Securities for settlement during October 1999. At September 30, 1999, the Company had also entered into commitments to sell $22 million of commercial Mortgage Loans to RCF and $4 million of residential Mortgage Loans to RRF for settlement during the fourth quarter of 1999 and the first quarter of 2000.

At September 30, 1999, the Company is obligated under non-cancelable operating leases with expiration dates through 2003. The future minimum lease payments under these non-cancelable leases are as follows: 1999 - $106,504; 2000 - $399,515; 2001 - $186,764; 2002 - $52,321; 2003 - $43,601.


NOTE 14.   SUBSEQUENT EVENTS

The Company repurchased 174,900 shares of Common Stock for $2.1 million during October 1999, pursuant to its common stock repurchase program (see Note 11). As of November 10, 1999, there are no remaining shares authorized for repurchase under the Company's common stock repurchase program.

Through November 10, 1999, pursuant to the Company's preferred stock repurchase program (see Note 11), the Company repurchased 7,450 shares of its Preferred Stock for $0.2 million.

On October 28, 1999, the Company declared a $0.15 per share common stock dividend for the third quarter ended September 30, 1999. The common stock dividend is payable on November 22, 1999 to shareholders of record on November 8, 1999.

From October 1, 1999 through November 10, 1999, the Company committed to purchase $476 million of mortgage loans and mortgage securities.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)



                                                                              September 30, 1999   December 31, 1998
                                                                              ------------------   -----------------
                                                                                 (Unaudited)
ASSETS
      Mortgage loans: held-for sale
          Residential                                                                 $ 20,244            $ 12,247
          Commercial                                                                    28,721                   -
                                                                              ----------------      ---------------
                                                                                       48,965               12,247
                                                                              ----------------      ---------------

      Cash and cash equivalents                                                         1,480                9,711
      Accrued interest receivable                                                         367                   78
      Property, equipment and leasehold improvements, net                               3,008                  622
      Other assets                                                                        316                  120
                                                                              ----------------      ---------------
                                                                                     $ 54,136             $ 22,778
                                                                              ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                                                $ 19,207                  $ -
      Loans from Redwood Trust, Inc.                                                   19,375                6,500
      Payable to Redwood Trust, Inc.                                                      330                  445
      Accrued restructuring charges                                                     1,362                    -
      Accrued expenses and other liabilities                                            1,304                  557
                                                                              ----------------      ---------------
                                                                                       41,578                7,502
                                                                              ----------------      ---------------
      Commitments and contingencies (See Note 10)

      STOCKHOLDERS' EQUITY

      Series A preferred stock, par value $0.01 per share; 10,000 shares authorized; 5,940 issued and outstanding
          ($5,940 aggregate liquidation preference)                                    29,700               19,800
      Common stock, par value $0.01 per share;
          10,000 shares authorized; 3,000 issued and outstanding                            -                    -
      Additional paid-in capital                                                          300                  200
      Accumulated deficit                                                             (17,442)              (4,724)
                                                                              ----------------      ---------------
                                                                                       12,558               15,276
                                                                              ----------------      ---------------
                                                                                     $ 54,136             $ 22,778
                                                                              ================      ===============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

                                                                                                                  For the period
                                                                                                                from April 1, 1998
                                                                                                                 (commencement of
                                                           Three Months Ended                Nine Months Ended    operations) to
                                                September 30, 1999     September 30, 1998   September 30, 1999  September 30, 1998
                                                ------------------     ------------------   ------------------  ------------------
REVENUES
     Interest income
         Mortgage loans: held-for-sale
         Residential                                 $    350                  $ -                $    657          $  2,779
         Commercial                                       451                    -                     774                 -
                                                     --------             --------                --------          --------
                                                          801                    -                   1,431             2,779
         Mortgage securities: trading                     367                    -                   1,021                 -
         Cash and cash equivalents                         79                  131                     295               188
                                                     --------             --------                --------          --------
            Total interest income                       1,247                  131                   2,747             2,967
                                                     --------             --------                --------          --------

     Interest expense
         Short-term debt                                 (507)                   -                  (1,111)           (2,503)
         Credit support fees                              (31)                   -                     (72)             (139)
         Loans from Redwood Trust, Inc.                  (336)                   -                    (691)              (15)
                                                     --------             --------                --------          --------
            Total interest expense                       (874)                   -                  (1,874)           (2,657)
                                                     --------             --------                --------          --------
            Net interest income                           373                  131                     873               310

         Net unrealized and realized gains
           (losses) on assets                            (531)                   -                      84                22
         Other income (expense)                             -                    -                      48                 -
                                                     --------             --------                --------          --------
            Net revenues (expenses)                      (158)                 131                   1,005               332
                                                     --------             --------                --------          --------
EXPENSES
         Compensation and benefits                     (2,534)              (1,219)                 (7,346)           (1,740)
         General and administrative                    (1,512)                (502)                 (4,167)             (770)
         Restructuring charge                          (2,210)                   -                  (2,210)                -
                                                     --------             --------                --------          --------
            Total expenses                             (6,256)              (1,721)                (13,723)           (2,510)
                                                     --------             --------                --------          --------
NET LOSS                                             $ (6,414)            $ (1,590)               $(12,718)         $ (2,178)
                                                     ========             ========                ========          ========


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)



                                                 Series A
                                             Preferred stock       Common stock          Additional
                                           ------------------------------------------     paid-in    Accumulate
                                            Shares    Amount     Shares       Amount      capital     deficit      Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   3,960   $ 19,800      2,000      $ -         $    200   $ (4,724)   $ 15,276
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net loss                                    -          -          -        -                -     (2,509)     (2,509)
-------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                      3,960     19,800      2,000        -              200     (7,233)     12,767
-------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
     Net loss                                    -          -          -        -                -     (3,795)     (3,795)

Issuance of preferred stock                  1,980      9,900          -        -                -          -       9,900

Issuance of common stock                         -          -      1,000        -              100          -         100
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                       5,940     29,700      3,000        -              300    (11,028)     18,972
-------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
     Net loss                                    -          -          -        -                -     (6,414)     (6,414)
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                  5,940   $ 29,700      3,000        -         $    300   $(17,442)   $ 12,558
=========================================================================================================================


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                                               For the period
                                                                                                              from April 1, 1998
                                                                                                                (commencement
                                                                   Three Months Ended    Nine Months Ended    of operations) to
                                                                      September 30,        September 30,         September 30,
                                                                     1999        1998          1999                  1998
                                                                   ---------   --------  ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $ (6,414)   $ (1,590)     $ (12,718)             $ (2,178)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                               267           2            464                    29
            Net unrealized and realized (gains) losses
              on assets                                                 531           -            (84)                  (22)
     Purchases of mortgage loans: held for sale                     (79,178)          -       (231,359)             (531,038)
     Proceeds from sales of mortgage loans: held for sale            49,993           -         94,009               525,418
     Principal payments on mortgage loans: held for sale                472           -          1,280                 5,615
     Purchases of mortgage securities: trading                       (4,619)          -         (4,619)                    -
     Proceeds from sales of mortgage securities: trading             44,969           -         99,488                     -
     Principal payments on mortgage securities: trading               1,206           -          3,549                     -
     (Increase) in accrued interest receivable                         (224)         (5)          (289)                  (21)
     (Increase) decrease in other assets                              1,239         (31)           821                   (49)
     Increase (decrease) in amounts due to Redwood Trust                121         (55)          (115)                  776
     Increase in accrued restructuring charges                        1,362           -          1,362                     -
     Increase in accrued expenses and other liabilities                  17         203            747                   245
                                                                ------------   ---------  -------------    ------------------
             Net cash provided by (used in) operating
               activities                                             9,742      (1,476)       (47,464)               (1,225)
                                                                ------------   ---------  -------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, equipment and leasehold
       improvements                                                    (567)       (373)        (2,849)                 (408)
                                                                ------------   ---------  -------------    ------------------
             Net cash used in investing activities                     (567)       (373)        (2,849)                 (408)
                                                                ------------   ---------  -------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of short-term debt                        8,896           -        157,075               519,347
     Repayments on short-term debt                                  (42,792)          -       (137,868)             (519,347)
     Loans from Redwood Trust, Inc.                                  71,724           -        132,168                 4,000
     Repayment of loans from Redwood Trust, Inc.                    (54,349)          -       (119,293)               (4,000)
     Net proceeds from issuance of preferred stock                        -           -          9,900                 9,900
     Net proceeds from issuance of common stock                           -           -            100                   100
                                                                ------------   ---------  -------------    ------------------
             Net cash provided by (used in)
               financing activities                                 (16,521)          -         42,082                10,000
                                                                ------------   ---------  -------------    ------------------

Net increase (decrease) in cash and cash equivalents                 (7,346)     (1,849)        (8,231)                8,367

Cash and cash equivalents at beginning of period                      8,826      10,216          9,711                     -
                                                                ------------   ---------  -------------    ------------------

Cash and cash equivalents at end of period                          $ 1,480     $ 8,367        $ 1,480               $ 8,367
                                                                ============   =========  =============    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                               $ 822         $ -        $ 1,769               $ 2,518
     Non-cash transaction:
         Securitization of mortgage loans into
           mortgage securities                                          $ -         $ -       $ 98,290                   $ -
                                                                ============   =========  =============    ==================


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


NOTE 1.   THE COMPANY

RWT Holdings, Inc. ("Holdings") was incorporated in Delaware on February 13, 1998 and commenced operations on April 1, 1998. Holdings' first fiscal year-end was December 31, 1998. Holdings originates, acquires, accumulates, services and sells real estate mortgage assets ("Mortgage Assets") which may be acquired or sold as whole loans ("Mortgage Loans") or as mortgage securities representing interests in or obligations backed by pools of mortgage loans ("Mortgage Securities"). Holdings is also developing a mortgage technology business. Redwood Trust, Inc. ("Redwood Trust") owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. The consolidated financial statements include the three subsidiaries of Holdings. Redwood Commercial Funding, Inc. ("RCF") originates commercial mortgages for sale to institutional investors. Redwood Residential Funding, Inc. ("RRF") is a start-up mortgage technology services venture which is developing a business-to-business Internet-based process for linking mortgage investors to mortgage originators. Redwood Financial Services, Inc. ("RFS") was combined with Holdings' other operations in the third quarter of 1999. Holdings and its subsidiaries currently utilize both debt and equity to finance acquisitions. References to Holdings in the following footnotes refer to Holdings and its subsidiaries.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Holdings and its subsidiaries. All significant intercompany balances and transactions with Holdings' consolidated subsidiaries have been eliminated.

The consolidated financial statements included herein are unaudited; however, in the opinion of management, the interim financial information contains all adjustments, including normal recurring adjustments, necessary to present fairly the results for the interim period.

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

Mortgage Loans: Held-for-Sale

Mortgage Loans are recorded at the lower of cost or aggregate market value. Cost generally consists of the loan principal balance net of any unamortized premium or discount and net loan origination fees. Interest income is accrued based on the outstanding principal amount of the Mortgage Loans and their contractual terms. Realized and unrealized gains or losses on the loans are based on the specific identification method and are recognized in "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Holdings utilizes various derivative financial instruments to mitigate the risks that a change in interest rates will result in a change in the value of the Mortgage Assets. As of September 30, 1999, Holdings has entered into forward contracts for the sale of mortgage-backed securities. Holdings currently designates all derivative financial instruments as trading instruments. Accordingly, such instruments are recorded at their estimated fair market value with unrealized and realized gains and losses on these instruments recognized as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations. During the three and nine months ended September 30, 1999, Holdings recognized mark-to-market gains on derivative financial instruments of $0.9 million and $1.0 million, respectively. There were no derivative financial instruments outstanding during the three and nine months ended September 30, 1998.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of September 30, 1999 there was no other comprehensive income.

NOTE 3.   MORTGAGE ASSETS

At September 30, 1999 and December 31, 1998 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

(IN THOUSANDS)                             SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                           ------------------     -----------------

Current Face                                          $49,868              $12,072
Unamortized Premium (Discount)                           (903)                 175
                                           -----------------      ----------------
Carrying Value                                        $48,965              $12,247
                                           ==================     ================

Mortgage Loans held for sale include residential and commercial mortgage loans. For the three and nine months ended September 30, 1999 Holdings recognized a lower of cost or market loss adjustment of $0.9 million and $1.1 million on Mortgage Loans held-for-sale, respectively. This loss is reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations. Also, during the three and nine months ended September 30, 1999, Holdings sold Mortgage Loans held-for-sale for proceeds of $50 million and $94 million, respectively. For the three and nine months ended September 30, 1998, Holdings sold Mortgage Loans for proceeds of $0 and $525 million, respectively.

MORTGAGE SECURITIES: TRADING

For the three and nine months ended September 30, 1999, Holdings recognized a mark-to-market loss of $0.6 million and a mark to market gain of $0.1 million, respectively, on Mortgage Securities classified as trading. This gain is reflected as a component of "Net unrealized and realized gains (losses) on assets" on the Consolidated Statements of Operations. Also during the three and nine months ended September 30, 1999, Holdings sold Mortgage Securities classified as trading for proceeds of $45 million and $99 million, respectively. Holdings did not own any Mortgage Securities prior to 1999.


NOTE 4.   SHORT-TERM DEBT

Holdings has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. The average balance of Short-Term Debt outstanding during the three and nine months ended September 30, 1999 was $35 million and $27 million with a weighted average borrowing rate of 5.77% and 5.42%, respectively. The maximum balance outstanding during the nine months ended September 30, 1999 was $88 million. The average balance of Short-Term Debt outstanding during the three and nine months ended September 30, 1998 was $0 and $157 million with a weighted-average borrowing rate of 6.37%. The maximum balance outstanding during the nine months ended September 30, 1998 was $367 million.

In July 1999, Redwood Trust entered into a one-year, $90 million revolving mortgage warehousing credit facility with two banks. The facility is primarily intended to finance newly originated residential mortgage loans. Holdings may borrow under this facility as a co-borrower. At September 30, 1999, Holdings had no outstanding borrowings under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). Holdings was in compliance with all material representations, warranties and covenants under this credit facility at September 30, 1999.

In July 1999, Redwood Trust entered into a one-year, $350 million master loan and security agreement with a Wall Street firm. The facility is primarily intended to finance newly originated commercial and residential mortgage loans. Holdings may borrow under this facility as a co-borrower. At September 30, 1999, Holdings had outstanding borrowings of $19.2 million under this facility. Borrowings under this facility bear interest based on a specified margin over LIBOR. For the three months ending September 30, 1999, the weighted-average borrowing rate under this facility was 6.76%. Holdings was in compliance with all material representations, warranties and covenants under this credit facility at September 30, 1999.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. At September 30, 1999, Redwood Trust was providing credit support on $19.2 million of Holdings' Short-Term Debt. No such arrangements were outstanding at December 31, 1998. These expenses are reflected as "Credit support fees" on the Consolidated Statements of Operations.


NOTE 5.  RESTRUCTURING CHARGE

In the third quarter of 1999, Holdings recognized a $2.2 million charge as a result of combining the operations of RFS with other Holdings' operations. The $2.2 million reflects $1.1 million of severance and other termination-related costs, $1.0 million related to the disposition of certain facilities, premises and equipment, and $0.1 million related to other restructuring costs. At September 30, 1999 the reserve balance associated with the above charge was $1.3 million, of which $0.7 million related to severance and other termination-related costs, $0.5 million related to the disposition of certain facilities, premises and equipment, and $0.1 million related to other restructuring costs.


NOTE 6.   INCOME TAXES

The provision for income taxes for the period from January 1, 1999 through September 30, 1999 amounted to $3,200 and represents minimum California franchise taxes. No tax provision has been recorded for the nine months ended September 30, 1999, as Holdings reported a loss for the period. Due to the uncertainty of realization of net operating losses, no tax benefit has been provided against the loss for the period. In addition, a valuation allowance has been provided to eliminate the deferred tax asset related to net operating loss carryforwards at September 30, 1999 and December 31, 1998. At September 30, 1999 and December 31, 1998 the valuation allowance amounted to $7.0 million and $1.8 million, respectively. At December 31, 1998, Holdings had net operating loss carryforwards of approximately $4.6 million for both Federal and state income tax purposes. The Federal and state carryforwards expire through 2013 and 2003, respectively.


NOTE 7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at September 30, 1999 and December 31, 1998.

(IN THOUSANDS)                                       September 30, 1999                December 31, 1998
                                              Carrying Value    Fair Value     Carrying Value     Fair Value
                                              ----------------------------     -----------------------------
Assets
     Mortgage Loans: held-for-sale               $48,965         $49,254          $12,247         $12,255
     Short-term debt                              19,207          19,207                -               -
     Loans from Redwood Trust, Inc.               19,375          19,375            6,500           6,500

The carrying amounts of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 8.   STOCKHOLDERS' EQUITY

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


NOTE 9.   RELATED PARTY TRANSACTIONS

PURCHASE OF MORTGAGE LOANS

During the three and nine months ended September 30, 1999, RCF purchased $24 million and $32 million, respectively, of commercial mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RCF purchased the Mortgage Loans from Redwood Trust at the same price for which Redwood Trust acquired the Mortgage Loans. Similarly, Redwood Trust purchased $22 million and $42 million of commercial mortgage loans during the three and nine months ended September 30, 1999, respectively. Under the terms of the Master Forward Commitment Agreement, Redwood Trust committed to sell the Mortgage Loans to RCF during the fourth quarter of 1999. There was no such activity for the three and nine months ended September 30, 1998.

For both the three and nine months ended September 30, 1999, RRF purchased $47 million of residential mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RRF purchased the Mortgage Loans from Redwood Trust at the same price for which Redwood Trust Acquired the Mortgage Loans. Similarly, Redwood Trust purchased, or committed to purchase, $4 million and $53 million of residential mortgage loans during the three and nine months ended September 30, 1999, respectively. Under the terms of the Master Forward Commitment Agreement, Redwood Trust committed to sell the Mortgage Loans to RRF during the fourth quarter of 1999, or the first quarter of 2000. There was no such activity for the three and nine months ended September 30, 1998.

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance certain Mortgage Assets owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over the London Interbank Offered Rate ("LIBOR"). At September 30, 1999 and December 31, 1998, Holdings had borrowed $19.4 million and $6.5 million, respectively, from Redwood Trust in accordance with the provisions of this arrangement. During the three and nine months ended September 30, 1999, Holdings incurred $0.3 million and $0.7 million, respectively, in interest on loans from Redwood Trust. During both the three and nine months ended September 30, 1998, Holdings incurred $15,243 in interest on loans from Redwood Trust.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the three and nine months ended September 30, 1999, $1.2 million and $2.7 million, respectively, of Holdings' operating expenses were paid by Redwood Trust. For the three and nine months ended September 30, 1998, Redwood Trust paid $0.7 million and $1.4 million, respectively, of Holdings' expenses which were subject to reimbursement by Holdings.

Holdings may borrow under several of Redwood Trust's Short-Term Debt agreements as a co-borrower. As of September 30, 1999, Holdings had borrowings of $19.2 million subject to this arrangement. At December 31, 1998, Holdings had no outstanding borrowings under these agreements (see Note 4).


NOTE 10.   COMMITMENTS AND CONTINGENCIES

At September 30, 1999, Holdings is obligated under non-cancelable operating leases with expiration dates through 2006. The future minimum lease payments under these non-cancelable leases are as follows: 1999 - $142,347; 2000- $578,526; 2001 - $545,360; 2002 - $377,848; 2003 - $355,950; 2004 through 2006 -
$83,388.

Rent expense was $145,191 and $530,903, respectively, for the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 1998, rent expense was $33,600 and $87,067, respectively.

At September 30, 1999, RCF had entered into commitments to purchase $22 million of commercial Mortgage Loans from Redwood Trust for settlement during the fourth quarter of 1999.

At September 30, 1999, RRF had entered into commitments to purchase $4 million of residential Mortgage Loans from Redwood Trust for settlement during the fourth quarter of 1999 and the first quarter of 2000.

At September 30, 1999, RFS had entered into commitments to sell $21 million of residential Mortgage Loans for settlement during October 1999.


NOTE 11.   SUBSEQUENT EVENTS

Through November 10, 1999, RRF has committed to purchase $9 million of Mortgage Loans from Redwood Trust for settlement during the first quarter of 2000.

On November 9, 1999, RCF sold $5 million of commercial Mortgage Loans.

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

OVERVIEW

Redwood Trust, together with its affiliates, is a finance company specializing in mortgage assets. Our primary activity is the financing of high-quality residential mortgage loans with funds raised through long-term debt issuance. We also finance commercial mortgage loans and residential mortgage securities. Through our affiliate operations, we are developing the ability to create mortgage assets of significant value and we are developing technology and processes designed to streamline access to the residential mortgage market for a variety of institutional investors.

Our core business of mortgage finance is conducted through Redwood Trust, which is a qualified real estate investment trust ("REIT"). In general, our REIT status allows us to avoid corporate income taxes by distributing to our shareholders an amount equal to at least 95% of taxable income.

We also own a 99% economic interest in a taxable affiliate company, RWT Holdings, Inc. ("Holdings"). Our investment in Holdings is accounted for under the equity method. Holdings originates commercial mortgage loans for sale to institutional investors through its Redwood Commercial Funding, Inc. ("RCF") subsidiary. Holdings also has a start-up mortgage technology services venture called Redwood Residential Funding, Inc. ("RRF"). RRF is developing a business-to-business Internet-based process for linking mortgage investors to mortgage originators.

Holdings had a third operating business, Redwood Financial Services, Inc. ("RFS"). In the third quarter of 1999, RFS' operations were combined with Holdings' other operations. This combination resulted in a $2.2 million restructuring charge in the third quarter of 1999, and a significant reduction in the headcount and ongoing operating expenses at Holdings.

In the third quarter of 1999, the net loss after preferred dividends totaled $3.7 million, or $(0.39) per common share. For the nine months ending September 30, 1999, net income to common shareholders totaled $4.6 million, or $0.45 per common share. In the third quarter of 1998, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and adopted mark-to-market accounting for all securities funded with short-term debt. These changes in accounting methodologies resulted in a large earnings charge in that quarter. As a result of the adoptions of these accounting changes, we reported a loss of $47.9 million, or $(3.61) per share in the third quarter of 1998 and a loss of $45.9 million, or $(3.32) per share, for the nine months ending September 30, 1998.

The following is a summary of the significant components of our earnings for the three months and nine months ending September 30, 1999 and 1998. For the Holdings' operations, the nine months ending September 30, 1998 reflect the period from April 1, 1998 (the commencement of operations) to September 39, 1998. The summary includes only our share of the earnings and losses at Holdings.


RESULTS OF OPERATIONS                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  ------------------                  -----------------
(IN THOUSANDS, EXCEPT SHARE DATE)          SEPT. 30, 1999    SEPT. 30, 1998    SEPT. 30, 1999    SEPT. 30, 1998
                                           --------------    --------------    --------------    --------------
REIT Mortgage Finance Income                  $  5,367         $  4,751          $ 17,763          $  9,387
RCF Operating Results                             (664)            (103)           (1,527)             (103)
RRF Operating Results                           (2,530)            (522)           (5,934)           (1,103)
Preferred Dividends                               (687)            (687)           (2,060)           (2,060)
                                              --------         --------           -------           -------
Income before RFS and
REIT Mark-to-Market                              1,486            3,439             8,242             6,121

RFS Operating Results                             (968)            (951)           (2,942)             (951)
RFS Restructuring Charge                        (2,188)               0            (2,188)                0
                                              --------         --------           -------           -------
Income (Loss) before
REIT Mark-to-Market                             (1,670)           2,488            (3,112)            5,170

REIT Mark-to-Market                             (2,068)         (40,293)            1,513           (41,016)
Cumulative Effect of Adopting
SFAS No. 133                                         0          (10,061)                0           (10,061)
                                              --------         --------           -------           -------
Net Income (Loss) to
Common Shareholders                           $ (3,738)        $(47,866)          $ 4,625          $(45,907)
                                              ========         ========           =======           =======

Earnings Per Share, diluted                   $  (0.39)        $  (3.61)          $  0.45          $  (3.32)
Common Dividends Per Share                    $   0.15         $   0.00           $  0.15          $   0.28


For more information, please visit our Web site at: http://www.redwoodtrust.com.


FINANCIAL CONDITION

Our balance sheet presents our mortgage finance assets and liabilities. It also includes, as one line item, our net investment in Holdings. Holdings' balance sheet and financial condition are presented separately with discussion and analysis beginning on Page 47.

At September 30, 1999, our reported balance sheet had $2.1 billion of assets funded with $1.9 billion of liabilities and $0.2 billion of equity. The portion of our balance sheet that is subject to recourse is $1.1 billion of assets, $0.9 billion of borrowings and $0.2 billion of equity. The ratio of equity-to-recourse-assets was 20.3%. The ratio of recourse-debt-to-equity was
3.8 to 1.0.

Our $1.1 billion of non-recourse assets and liabilities are owned by trusts created by our special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). The trusts are "bankruptcy-remote" with respect to Redwood Trust. Although the net earnings of the trusts accrue to Redwood Trust, Redwood Trust is not responsible for the repayment of Sequoia debt and Sequoia has no call on the liquidity of Redwood Trust. Our recourse exposure to Sequoia's mortgage assets is limited to our equity investments in these trusts. At September 30, 1999, these equity investments had a reported value of $33 million.

At December 31, 1998, we reported $2.8 billion in assets, of which $1.5 billion were recourse, and $2.6 billion of liabilities, of which $1.3 billion were recourse. Equity capital was $0.3 billion. The ratio of equity-to-recourse-assets was 16.7% and the ratio of recourse-debt-to-equity was
4.9 to 1.0.

MORTGAGE LOANS: HELD FOR SALE
RESIDENTIAL
We owned $22 million residential mortgage loans held for sale at September 30, 1999. These loans are carried on our balance sheet at the lower-of-cost-or-market. At December 31, 1998, we reported $266 million of residential mortgage loans in this category, of which $198 million were part of Sequoia Mortgage Trust 1 (see below) and $68 million were funded with short-term debt and equity.

COMMERCIAL
At September 30, 1999, we owned $18 million of commercial mortgage loans originated by RCF and carried on our balance sheet as "Mortgage Loans: Held for
Sale: Commercial". At December 31, 1998, we owned $8 million of commercial mortgage loans.

MORTGAGE LOANS: HELD FOR INVESTMENT
At September 30, 1999, we owned $1.0 billion of residential mortgage loans that were financed with long-term debt through trusts owned by our financing subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). The amount of outstanding Sequoia long-term debt amortizes as the underlying mortgages pay down. As the equity owner of these trusts, we are entitled to distributions of the net earnings of the trusts, which principally consist of the interest income earned from mortgages in each trust less the interest expense of the debt of each trust.

We currently have three series of outstanding long-term debt as discussed below. We consolidate the assets and liabilities of Sequoia on our balance sheet. Sequoia balance sheet components appear on our balance sheet as part of "Mortgage Loans: Held for Investment", "Restricted Cash", "Long-Term Debt", "Accrued Interest Receivable", and "Accrued Interest Payable".

SEQUOIA MORTGAGE TRUST 1
At September 30, 1999, Sequoia Mortgage Trust 1 ("Sequoia 1") owned $130 million in principal value of adjustable-rate residential mortgage loans and $4 million of restricted cash funded with $130 million of floating-rate collateralized mortgage bonds.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 1. The reported basis of this investment was $6 million at September 30, 1999.

We will have the right to call Sequoia 1's debt and re-acquire Sequoia 1's loans when the underlying mortgage loan collateral has been paid down to less than 10% of its initial securitization balance. As of September 30, 1999, the balance was at 24% of its initial level.

At December 31, 1998, the principal value of Sequoia 1's loans totaled $197 million. We also reported $13 million of cash owned by Sequoia 1 as "Restricted Cash". Total Sequoia 1 debt was $202 million.

SEQUOIA MORTGAGE TRUST 2
At September 30, 1999, Sequoia Mortgage Trust 2 ("Sequoia 2") owned $472 million in principal value of adjustable-rate residential mortgage loans funded with $467 million of floating-rate collateralized mortgage bonds.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 2. The reported basis of this equity interest was $17 million at September 30, 1999.

We will have the right to call Sequoia 2's debt and re-acquire Sequoia 2's loans when the underlying mortgage loan collateral has been paid down to less than 25% of its initial balance. As of September 30, 1999, the balance was at 62% of its initial level.

At December 31, 1998, the principal value of Sequoia 2's loans totaled $579 million and total Sequoia 2 debt was $571 million.

SEQUOIA MORTGAGE TRUST 3
At September 30, 1999, Sequoia Mortgage Trust 3 ("Sequoia 3") owned $408 million in principal value of residential mortgage loans funded with $398 million of long-term debt. Both the mortgage loans and debt of Sequoia 3 are fixed-rate until December 2002 and then become floating-rate.

Our credit risk with respect to these loans is limited to our investment in the equity of Sequoia 3. This investment had a reported basis of $10 million at September 30, 1999.

We will have the right to call Sequoia 3's debt and re-acquire Sequoia 3's loans beginning in December 2002.

At December 31, 1998, the principal value of Sequoia 3's loans totaled $540 million and total Sequoia 3 debt was $530 million.

MORTGAGE SECURITIES: TRADING
At September 30, 1999 and December 31, 1998, all of our mortgage securities represented interests in pools of residential mortgage loans. Our mortgage securities portfolio is marked-to-market for income statement purposes except for the 1% of mortgage securities we own that are rated below "AA". For the mark-to-market securities, the estimated bid-side market value was $0.9 billion at September 30, 1999. These assets appear on our balance sheet as "Mortgage
Securities: Trading." We owned $1.3 billion in market value of these securities at December 31, 1998. For a discussion of our investments in lower-rated mortgage securities, we refer you to the section titled "Mortgage Securities:
Available for Sale" below.

At September 30, 1999, 56.8% of our mark-to-market residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA". These securities totaled $0.5 billion at September 30, 1999 and $0.6 billion at December 31, 1998.

At September 30, 1999, 34.3% of our mark-to-market residential mortgage securities portfolio consisted of residential adjustable-rate mortgage securities issued by private-label security issuers. These securities were credit-enhanced through subordination or other means and were rated "AAA" or "AA". The value of these securities was $0.3 billion at September 30, 1999 and $0.6 billion at December 31, 1998.

At September 30, 1999, 5.1% of our mark-to-market residential mortgage securities portfolio consisted of mortgage securities rated "AAA" or "AA" which were backed by home equity loans, or "HEL". The value of these securities was $47 million at September 30, 1999 (99% of these were floating-rate HEL securities). The value of HEL securities was $71 million at December 31, 1998; floating-rate HEL securities were $68 million and fixed-rate HEL securities were $3 million.

At September 30, 1999, 1.8% of our mark-to-market residential mortgage securities portfolio consisted of fixed-rate, private-label collateralized mortgage obligations. These are commonly referred to as CMO's. They are rated "AAA" or "AA" and have average lives of 1 to 2 years. The value of these securities was $16 million at September 30, 1999 and $19 million at December 31, 1998.

At September 30, 1999, 1.3% of our mark-to-market residential mortgage securities portfolio consisted of fixed-rate, private-label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The value of these securities was $12 million at September 30, 1999 and $12 million at December 31, 1998.

At September 30, 1999, 0.7% of our mark-to-market residential mortgage securities portfolio consisted of floating-rate CMO's issued by Fannie Mae or Freddie Mac and effectively rated "AAA". These securities totaled $6 million at September 30, 1999 and $17 million at December 31, 1998.

At September 30, 1999, 0.02% of our mark-to-market residential mortgage securities portfolio consisted of interest-only mortgage securities rated "AAA" or "AA". The value of these securities was $0.2 million at September 30, 1999 and $0.4 million at December 31, 1998.

MORTGAGES SECURITIES: AVAILABLE FOR SALE
In 1994 and 1995, we acquired a portfolio of subordinated mortgage securities. These securities were interests in pools of residential mortgage loans that served as the credit-enhancement for the "AAA" and other securities issued from those pools. Through ownership of these securities, we assumed most of the credit risk of the underlying mortgage loans. These securities were either not rated or were rated "A" through "B". We sold these subordinated securities to a trust, SMFC 97-A, in a re-REMIC transaction in December 1997. SMFC 97-A issued mortgage securities to fund its acquisition of this portfolio.

We acquired from SMFC 97-A certain subordinated interests. At September 30, 1999, these securities effectively bore most of the credit risk related to $0.4 billion of underlying mortgages. Changes in market valuations of SMFC 97-A are not included in our income statement as these assets are funded with equity. The reported value of SMFC 97-A was $7 million at September 30, 1999 and $8 million at December 31, 1998. Our credit risk from SMFC 97-A is limited to our investment.

In 1999, we resumed the acquisition of lower-rated mortgage securities, defined as those with ratings of "A" or below. Mark-to-market adjustments on these securities are not recorded through the income statement but are included in "accumulated other comprehensive income" on the balance sheet. At September 30, 1999, these securities had a face value of $18 million and a reported value of $12 million. At December 31, 1998, we did not own any such securities. We generally intend to acquire additional subordinated mortgage securities in the future.

U.S. TREASURY SECURITIES
At December 31, 1998, we owned $48 million of ten-year U.S. Treasury securities as part of our asset/liability management and hedging program. We sold our ten-year U.S. Treasury securities in the first half of 1999.

CASH
We had $31 million of unrestricted cash at September 30, 1999 and $56 million at year-end 1998.

Sequoia owned cash totaling $4 million at September 30, 1999 and $13 million at year-end 1998. In consolidating Sequoia assets on our balance sheet, we reflect this cash as "Restricted Cash" since it will be used for the specific purpose of making payments to Sequoia bondholders and is not available for general corporate purposes.

INTEREST RATE AGREEMENTS
Our interest rate agreements are carried on our balance sheet at estimated market value, which was $2.7 million at September 30, 1999 and $2.5 million at December 31, 1998. Please see "Note 2. Summary of Significant Accounting Policies", "Note 7. Interest Rate Agreements" and "Note 10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information.

INVESTMENT IN RWT HOLDINGS, INC.
We do not consolidate the assets and liabilities of Holdings on our balance sheet. We reflect the net book value of our individual investment in one line item on our balance sheet labeled "Investment in RWT Holdings, Inc."

Through September 30, 1999, we have invested $29.7 million in the preferred stock of Holdings. Our share of the operating losses at Holdings has reduced the carrying value of this investment. The carrying value was $12.4 million at September 30, 1999 and $15.1 million at December 31, 1998.

At September 30, 1999, our assets also included loans to Holdings of $19.4 million and a receivable from Holdings of $0.3 million. At December 31, 1998, loans to Holdings totaled $6.5 million and receivables from Holdings were $0.4 million.

OTHER ASSETS
Our other assets include accrued interest receivables, other receivables, fixed assets, leasehold improvements and prepaid expenses. These totaled $14.5 million at September 30, 1999 and $20.5 million at December 31, 1998.

SHORT-TERM DEBT
Short-term borrowings totaled $854 million at September 30, 1999, and totaled $1.3 billion at December 31, 1998. We pledge a portion of our mortgage securities portfolio, mortgage loan portfolio, and other investments to secure this debt. Maturities on this debt typically range from one month to one year. The interest rate on most of this debt adjusts monthly to a spread over or under the one-month LIBOR interest rate.

LONG-TERM DEBT
At September 30, 1999, we had a total of $994 million in long-term mortgage-backed debt outstanding, net of unamortized premiums on bonds and deferred bond issuance costs. Sequoia 1 debt of $129 million and Sequoia 2 debt of $467 million is floating-rate debt. Sequoia 3 debt of $398 million is fixed-rate until December 2002; it then becomes floating-rate debt.

At December 31, 1998, Sequoia 1 had $202 million, Sequoia 2 had $574 million, and Sequoia 3 had $530 million of long-term mortgage-backed debt outstanding net of unamortized premiums on bonds and deferred bond issuance costs. The total Sequoia debt outstanding was $1.3 billion.

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

OTHER LIABILITIES
Our other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $9.8 million at September 30, 1999 and $14.5 million at December 31, 1998. Most of the accrued interest payable is related to the Sequoia trusts discussed above.

STOCKHOLDERS' EQUITY
At September 30, 1999, total equity capital was $223 million, preferred stock equity was $27 million, and reported common equity totaled $196 million, or $21.90 per common share outstanding.

In reporting equity at September 30, 1999, we marked-to-market all earning assets and interest rate agreements except mortgage loans that were financed to maturity (Sequoia). In accordance with Generally Accepted Accounting Principles, no liabilities were marked-to-market.

If we had marked-to-market all of our assets and liabilities, equity capital would have been reported as $222 million at September 30, 1999. After subtracting out the preference value of the preferred stock and the third quarter common stock dividend, common equity on a full mark-to-market basis was $194 million and the net mark-to-market value per common share was $21.68.

At December 31, 1998, reported equity capital was $255 million, preferred stock equity was $27 million, and reported common equity was $228 million, or $20.27 per common share outstanding. Mark-to-market common equity was $220 million, or $19.53 per common share.

The mark-to-market common equity per share increased from $19.53 to $21.68 per share, an increase of 11% or $2.15 per share, during the first nine months of 1999. This increase was due to net asset appreciation, retained earnings, cash flow generated in excess of earnings, and the effects of our stock repurchase program.

We acquired 2,308,600 shares of our common stock in the first nine months of 1999 at an average price of $15.18 per share. In the fourth quarter of 1999 through November 10, 1999, we acquired an additional 174,900 shares at an average price of $12.12 per share.

RESULTS OF OPERATIONS

Our operating results include all of the reported income of our mortgage finance operations plus, as one line item on our income statement, our share of the after-tax results of operations at Holdings. Detailed results at Holdings are discussed separately below.

INTEREST INCOME
In the third quarter of 1999, interest income generated by our mortgage finance operations, including consolidated Sequoia assets, was $35 million. Our portfolio had average earning assets of $2.0 billion and earned an average yield of 6.66%. During this quarter, the average coupon rate, or the cash-earning rate on mortgage principal, was 6.88%. The reported value of assets included a net unamortized premium of 0.61% of mortgage principal totaling $12 million. We write off this net premium balance as an expense over the life of the asset. Net premium amortization expense for the quarter was $0.8 million, which reduced the earning asset yield by 0.15%. The prepayment rate on our mortgage assets, which drives the rate at which we write off premium balances, was 25% Conditional Prepayment Rate ("CPR") during the quarter. Other factors reduced the earning asset yield by 0.07%.

In the second quarter of 1999, interest income was $36 million. Our portfolio had average earning assets of $2.2 billion and earned an average yield of 6.54%. The coupon rate was 6.82%. The reported value of assets included a 0.80% net premium, or $17 million. Net premium amortization expense was $1.6 million, which reduced earning asset yield by 0.23%. Prepayments during the quarter were 30% CPR. Other factors reduced the earning asset yield by 0.05%.

Interest income declined slightly from the second quarter of 1999 to the third quarter of 1999 as we continued reducing our earning asset balances in order to free capital to fund the start-up operations at Holdings and to support our stock repurchase program. Earning asset yields increased as a result of rising short-term interest rates and slowing prepayment speeds.

In the third quarter of 1998, interest income was $62 million. The portfolio had average earning assets of $3.8 billion and earned an average yield of 6.42%. The coupon rate was 7.22%. The reported value of assets included 1.13% of net premium, or $43 million. Net premium amortization expense was $6.9 million, which reduced earning asset yield by 0.72%. Prepayments during the quarter were at a 29% CPR. Other factors reduced the earning asset yield by 0.08%.

From the third quarter of 1998 to the third quarter of 1999, we reduced our earning asset balances in order to free capital to fund the start-up operations at Holdings and fund our stock repurchases. In the third quarter of 1998, we began reporting many of our assets at market value for income statement purposes. This served to decrease our outstanding premium balance, thereby reducing the effect that prepayments had on our earning asset yields.

In the first nine months of 1999, interest income was $112 million. The portfolio had average earning assets of $2.4 billion and earned an average yield of 6.58%. The coupon rate was 6.91%. The reported value of assets included a 0.71% net premium, or $16 million. Net premium amortization expense was $5 million, which reduced earning asset yield by 0.26%. Prepayments during the period were at a 29% CPR. Other factors reduced the earning asset yield by 0.07%.

In the first nine months of 1998, interest income was $169 million. The portfolio had average earning assets of $3.4 billion and earned an average yield of 6.33%. The coupon rate was 7.45%. The reported value of assets included a 1.74% net premium, or $60 million. Net premium amortization expense was $26 million, which reduced earning asset yield by 0.98%. Prepayments during the period were at a 30% CPR. Other factors reduced the earning asset yield by 0.14%.

INTEREST EXPENSE
Interest expense in the third quarter of 1999 was $27 million. We funded our mortgage finance portfolio and other assets with an average of $233 million of equity and $1.9 billion of borrowings, including consolidated

Sequoia debt. We paid an average cost of funds of 5.80% for these borrowings. Short-term debt averaged 46% of total debt and cost us 5.50%. Long-term debt averaged 54% of total debt and cost us 6.01%.

In the second quarter of 1999, interest expense was $29 million. We funded our mortgage finance portfolio with an average of $243 million of equity and $2.1 billion of borrowings. We paid an average cost of funds of 5.55% for these borrowings. Short-term debt averaged 46% of total debt and cost us 5.07%. Long-term debt averaged 54% of total debt and cost us 5.96%.

From the second quarter of 1999 to the third quarter of 1999, total interest expense decreased as the size of our portfolio has decreased. Our cost of funds increased as short-term rates rose and we paid fees to secure committed sources of short-term financing.

In the third quarter of 1998, interest expense was $56 million. We funded our mortgage finance portfolio with an average of $293 million of equity and $3.7 billion of borrowings. We paid an average cost of funds of 6.15% for these borrowings. Short-term debt averaged 58% of total debt and cost us 5.93%. Long-term debt averaged 42% of total debt and cost us 6.43%.

From the third quarter of 1998 to the third quarter of 1999, total interest expense was lower due to a reduction in the size of the portfolio. The cost of funds decreased as short-term interest rates fell from year to year. Our borrowing costs did not fall by the full amount of the decrease in short-term interest rates during this period, as we utilized an increasing percentage of more expensive long-term debt and we incurred costs in order to secure committed short-term financing.

In the first nine months of 1999, interest expense was $89 million. We funded our portfolio with an average of $242 million of equity and $2.1 billion of borrowings. We paid an average cost of funds of 5.65% for these borrowings. Short-term debt averaged 47% of total debt and cost us 5.22%. Long-term debt averaged 53% of total debt and cost us 6.00%.

In the first nine months of 1998, interest expense was $152 million. We funded our mortgage finance portfolio with an average of $317 million of equity and $3.3 billion of borrowings. We paid an average cost of funds of 6.07% for these borrowings. Short-term debt averaged 63% of total debt and cost us 5.86%. Long-term debt averaged 37% of total debt and cost us 6.44%.

INTEREST RATE AGREEMENTS EXPENSE
We use interest rate agreements in order to strengthen our balance sheet, increase liquidity, and dampen potential earnings volatility. Net interest rate agreements expense was $0.5 million in the third quarter of 1999, $0.7 million in the second quarter of 1999, and $0.2 million in the third quarter of 1998. As a percent of average borrowings, net interest rate agreements expense was 0.10% in the third quarter of 1999, 0.14% in the second quarter of 1999, and 0.03% in the third quarter of 1999.

In adopting mark-to-market accounting for our interest rate agreements in the third quarter of 1998 through the early adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we wrote down our basis in our interest rate agreements. This market value adjustment had the effect of reducing interest rate agreement amortization expense on an on-going basis. Total interest rate agreement expense may change over time as the mix of our assets and liabilities changes. We refer you to "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for additional details.

Net interest rate agreements expense was $1.5 million in the first nine months of 1999, or 0.10% of average borrowings. In the first nine months of 1998, interest rate agreements expense was $3.2 million or 0.13% of average borrowings.

NET INTEREST INCOME
Net interest income, which equals interest income less interest expense less interest rate agreements expense, was $6.7 million in the third quarter of 1999. Our interest rate spread, which equals the yield on earning assets less the cost of funds and hedging, was 0.76%. Our net interest margin, which equals net interest income divided by average assets, was 1.26% during this period.

In the second quarter of 1999, net interest income was $6.8 million, the interest rate spread was 0.85%, and the net interest margin was 1.18%. Net interest income fell from the second quarter of 1999 to the third quarter of 1999 due to a lower average portfolio balance during the later period.

In the third quarter of 1998, net interest income was $5.1 million, the interest rate spread was 0.24%, and the net interest margin was 0.52%. Our spread and margin increased in the third quarter of 1999 from the third quarter of 1998 due to a decrease in short-term interest rates over the past year and a recent slowdown in prepayment speeds. The decrease in short-term interest rates reduces our cost of funds. The recent slowdown in prepayments has reduced the effect on our yield of premium amortization expenses. Thus, despite a reduction in coupon rates as short-term rates have fallen, our yield on assets was higher in the third quarter of 1999 than in the third quarter of 1998.

In the first nine months of 1999, net interest income was $21.4 million, the interest rate spread was 0.84%, and the net interest margin was 1.21%. In the first nine months of 1998, net interest income was $13.5 million, the interest rate spread was 0.13%, and the net interest margin was 0.49%.

PROVISION FOR CREDIT LOSSES
We take credit provision expenses on our mortgage loans held for investment, which are those loans financed with long-term debt and accounted for on an amortized cost basis. In the third quarter of 1999, credit provisions were $0.4 million. In the second quarter of 1999, credit provisions totaled $0.4 million. In the third quarter of 1998, as part of the mark-to-market adoption, we reversed net credit provisions of $0.6 million. Actual realized taxable credit losses totaled $0.2 million in the third quarter of 1999, $0.1 million in the second quarter of 1999, and $0.3 million in the third quarter of 1998.

In the first nine months of 1999, total credit provisions were $1.1 million. In the first nine months of 1998, total credit provisions were $0.7 million. Actual credit losses were $0.3 million in the first nine months of 1999 and $0.8 million in the first nine months of 1998.

OPERATING EXPENSES
In the third quarter of 1999, total operating expenses for our mortgage finance operations were $1.0 million. Total operating expenses for the second quarter of 1999 were $0.9 million. Total operating expenses for the third quarter of 1998 were $1.0 million.

On-going operating expenses as a percentage of assets were 0.18% in the third quarter of 1999, 0.16% in the second quarter of 1999, and 0.10% in the third quarter of 1998. Operating expenses as a percentage of equity were 1.64% in the third quarter of 1999, 1.54% in the second quarter of 1999, and 1.41% in the third quarter of 1998. These ratios have increased over time as we have decreased the size of our portfolio and reduced our equity through the repurchase of stock.

Total operating expenses for the mortgage finance operations for the first nine months of 1999 were $2.6 million. For the first nine months of 1998, operating expenses totaled $3.5 million.

Operating expenses as a percentage of assets were 0.15% in the first nine months of 1999 and 0.13% in the first nine months of 1998. Operating expenses as a percentage of equity were 1.44% in the first nine months of 1999, and 1.45% in the first nine months of 1998.

We share many operating expenses of Holdings, including personnel and related expenses. Holdings' share is subject to full reimbursement to Redwood Trust by Holdings. We incurred reimbursable operating expenses for Holdings of $1.2 million in the third quarter of 1999 and $0.7 million in the third quarter of 1998. For the nine months ending September 30, 1999, reimbursable operating expenses were $2.7 million. For the nine months ending September 30, 1998, reimbursable operating expenses were $1.4 million.

NET EARNINGS FROM MORTGAGE FINANCE OPERATIONS BEFORE MARK-TO-MARKET ADJUSTMENTS AND OTHER EFFECTS
Net earnings from mortgage finance operations before mark-to-market adjustments were $5.4 million in the third quarter of 1999. In the second quarter of 1999, net earnings before mark-to-market adjustments were $5.5 million. In the third quarter of 1998, net earnings before mark-to-market adjustments and the cumulative effect of adopting SFAS No. 133 were $4.8 million.

In the first nine months of 1999, net earnings before mark-to-market adjustments totaled $17.8 million. In the first nine months of 1998, net earnings before mark-to-market adjustments and the cumulative effect of adopting SFAS No. 133 were $9.4 million.

NET UNREALIZED AND REALIZED GAINS AND LOSSES ON ASSETS
In the third quarter of 1999, our portfolio of assets that were marked-to-market for income statement purposes had a decline in estimated market value of $2.1 million. This net loss consisted of a $2.6 million market value loss on mortgage assets and a $0.5 million market value gain on interest rate agreements. Market values for our assets fell as interest rates rose towards the end of the quarter.

In the second quarter of 1999, total net asset appreciation income was $1.4 million. This included a $0.4 million gain on mortgage assets, a $1.4 million loss on U.S. Treasury securities, and a $2.4 million gain on interest rate agreements. Market values for our mortgage assets rose as anticipated prepayment speeds fell. Changes in the U.S. Treasury securities and interest rate agreements were a function of rising interest rates and rising volatility.

In the third quarter of 1998, we adopted mark-to-market accounting and SFAS No.
133. As a result, we recognized a $40.3 million market valuation loss through the income statement, plus a cumulative negative effect of adopting SFAS No. 133 of $10.1 million.

In the first nine months of 1999, the net gain on asset market valuations was $1.5 million. In the first nine months of 1998, asset value losses were $41.0 million and the cumulative negative effect of adopting SFAS No. 133 was $10.1 million.

NET EARNINGS FROM MORTGAGE FINANCE OPERATIONS
In the third quarter of 1999, net earnings from mortgage finance operations before preferred dividends were $3.3 million. Net earnings before preferred dividends were $7.0 million in the second quarter of 1999 and negative $45.6 million in the third quarter of 1998.

In the first nine months of 1999, net earnings from mortgage operations before preferred dividends totaled $19.3 million. In the first nine months of 1998, net losses before preferred dividends were $41.7 million.

EQUITY IN EARNINGS (LOSSES) OF RWT HOLDINGS, INC.
Our share of the losses generated by start-up operations at Holdings, our mortgage production affiliate, was $6.4 million in the third quarter of 1999. This included $2.2 million of restructuring charges at RFS. We recognized losses from Holdings of $3.8 million in the second quarter of 1999 and $1.6 million in the third quarter of 1998.

In the first nine months of 1999, our share of losses from Holdings was $12.6 million, (including $2.2 million of restructuring charges.) During the first nine months of 1998, our share of losses was $2.2 million.

We refer you to Holdings' "Consolidated Financial Statements and Notes" and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

NET INCOME In the third quarter of 1999, net losses for all of our operations were $3.0 million. After preferred dividends of $0.7 million, net income available to common stockholders was negative $3.7 million.

In the second quarter of 1999, net income from all of our operations was $3.2. After preferred dividends of $0.7 million, net income available to common shareholders was $2.5 million.

In the third quarter of 1998, net losses for all of our operations were $37.1 million. After preferred dividends of $0.7 million and the cumulative effect of adopting SFAS No. 133 of $10.1 million, the net loss was $47.9 million.

In the first nine months of 1999, net income for all of our operations was $6.7 million. After preferred dividends of $2.1 million, net income available to common stockholders was $4.6 million.

In the first nine months of 1998, net losses for all of our operations were $33.7 million. After preferred dividends of $2.1 million and the cumulative transition effect of adopting SFAS No. 133 of $10.1 million, the net loss to common stockholders was $45.9 million.

EARNINGS PER SHARE
Average diluted common shares outstanding were 9.6 million in the third quarter of 1999, 10.2 million in the second quarter of 1999, and 13.3 million in the third quarter of 1998. Diluted earnings per share were negative $0.39 in the third quarter of 1999, positive $0.25 in the second quarter of 1999, and negative $3.61 in the third quarter of 1998.

Average diluted common shares outstanding were 10.2 million in the first nine months of 1999 compared to 13.9 million in the first nine months of 1998. Diluted earnings per share were $0.45 in the first nine months of 1999 and negative $3.32 in the first nine months of 1998.

Shares outstanding declined as a result of our common stock repurchase program. We repurchased 5.2 million shares from July 1, 1998 through September 30, 1999.

DIVIDENDS
We declared a common stock dividend of $0.15 per share for the third quarter of 1999. We have not paid a common stock dividend since the second quarter of 1998. We paid common stock dividends of $0.15 per share during the first nine months of 1999 and $0.28 per share during the first nine months of 1998.


RISK MANAGEMENT

MARKET VALUE RISK
The market value of our assets can fluctuate due to changes in interest rates, prepayment rates, liquidity, financing, supply and demand, credit, and other factors. These fluctuations affect our earnings.

At September 30, 1999, we owned mortgage securities and loans totaling $1.0 billion that we account for on a mark-to-market basis or, in the case of mortgage loans, on a lower-of-cost-or-market basis. Of these assets, 97% had adjustable-rate coupons and 3% had fixed-rate coupons.

Our interest rate agreement hedging program may offset some asset market value fluctuations due to interest rate changes. All of our $3 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

Market value fluctuations of assets and interest rate agreements, especially to the extent assets are funded with short-term borrowings, can also affect our access to liquidity.

INTEREST RATE RISK
At September 30, 1999, we, including Sequoia, owned $2.1 billion of assets and had $1.9 billion of liabilities. The majority of the assets were adjustable-rate, as were a majority of the liabilities.

Fixed-rate mortgage assets and hybrid mortgage assets (with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter) totaled $0.4 billion, or 23% of total assets. We had debt with interest rate reset characteristics matched to these hybrid mortgages totaling $0.4 billion.

We owned interest rate agreements with a notional face of $3 billion.

On average, our cost of funds has the ability to rise or fall more quickly as a result of changes in short-term interest rates than does the earning rate on our assets. In the case of a large increase in short-term interest rates, periodic and lifetime caps for a portion of our assets could limit increases in interest income. The risk of reduced earnings in a rising interest rate environment is mitigated to some extent by our interest rate agreement hedging program and by any concurrent slowing of mortgage prepayment rates that may occur.

Our net income may vary somewhat as the yield curve between one-month interest rates and six- and twelve-month interest rates vary. At September 30, 1999, we effectively owned $0.6 billion of adjustable-rate mortgage assets with interest rates that adjust every six or twelve months off of interest rates of the same maturity funded with $0.6 billion of debt that has an interest rate that adjusts monthly off of one-month LIBOR interest rates.

At September 30, 1999, we owned $0.4 billion of adjustable-rate mortgage assets that adjust monthly off of one-month interest rates, funded with $0.4 million of debt that also adjusts monthly off of one-month LIBOR interest rates. However, the date on which the assets reset may differ from that date on which the liabilities reset, so in times of rapid changes in one-month LIBOR interest rates, our net spread may not be constant on these assets and liabilities.

Adjustable-rate assets with earnings rates dependent on U.S. Treasury rates totaled $0.5 billion at September 30, 1999. Liabilities with a cost of funds dependent on U.S. Treasury rates totaled $0.4 billion at that time. As part of our hedging program, we also had $0.3 billion notional amount of basis swaps that, in effect, increased our U.S. Treasury-based liabilities to $0.7 billion. Thus, at September 30, 1999, we had an excess of U.S. Treasury-based liabilities over U.S. Treasury-based assets.

Changes in interest rates affect prepayment rates (see below) and influence other factors that may affect our results.

LIQUIDITY RISK
Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. In addition, trends in the liquidity of the U.S. capital markets in general may affect our ability to rollover short-term debt.

The assets that we pledge to secure short-term borrowings are generally high-quality, liquid assets. As a result, we have not had difficulty refinancing our short-term debt as it matures, even during the financial market liquidity crisis in late 1998. Still, changes in the market values of our assets, in our perceived credit worthiness, in lender over-collateralization requirements, and in the capital markets, can impact our access to liquidity.

At September 30, 1999, we had $78 million of highly liquid assets which were unpledged and available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. These assets consisted of unrestricted cash and unpledged "AAA" rated mortgage securities. Total available liquidity, including unrestricted cash, equaled 9% of our short-term debt balances.

We paid fees in the third quarter of 1999 to secure two committed lines of short-term financing for a one-year term. There are certain restrictions regarding the collateral for which these lines can be used, but they generally allow us to fund whole loan acquisitions for the term of the commitments. There is no assurance that we will be able to renew such lines upon expiration.

We have entered into borrowings with maturities beyond December 31, 1999 to fund the substantial majority of our assets in order to avoid the need to rollover debt in advance of the beginning of the Year 2000. Nevertheless, year-end market fluctuations could negatively effect our liquidity position and our earnings.

PREPAYMENT RISK
As we receive repayments of mortgage principal, we amortize into income our mortgage premium balances as an expense and our mortgage discount balances as income. Mortgage premium balances arise when we acquire mortgage assets at a price in excess of the principal value of the mortgages. Premium balances are also created when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when we acquire mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates in market value and is marked-to-market at a price below par. At September 30, 1999, mortgage premium balances were $24 million and mortgage discount balances were $16 million. Net mortgage premium was $8 million.

Sequoia's long-term debt has associated deferred bond issuance costs. These capitalized costs are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $3 million at September 30, 1999. In addition, premium received from the issuance of bonds at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $4 million at September 30, 1999. The combined effect of these two items was to reduce our effective mortgage-related premium by $1 million.

Our net premium at September 30, 1999 for assets and liabilities affected by the rate of mortgage principal receipts was $7 million. This net premium equaled 3.6% of total common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will effect the market value of our assets and our earnings. Changes in the value of our assets, to the extent they are incorporated into the basis of our assets, will also affect future amortization expense.

CREDIT RISK
Our principal credit risk comes from mortgage loans owned by Sequoia, mortgage loans held in portfolio, and our lower-rated mortgage securities. We also have credit risk with counter-parties with whom we do business.

Not including Sequoia, we owned $21 million in residential mortgage loans at September 30, 1999. Of these, $0.5 million were seriously delinquent (delinquent over 90 days, in foreclosure, in bankruptcy, or real estate owned). We also owned $18 million in commercial mortgage loans. These commercial mortgage loans were all current at September 30, 1999.

The three Sequoia trusts owned $1.0 billion in residential mortgage loans at September 30, 1999. Our total credit risk from these trusts is limited to our equity investment in these trusts. These equity investments had a reported value of $33 million at September 30, 1999. At that time, $3.4 million of the underlying loans, or 0.33%, were seriously delinquent.

At September 30, 1999, we had $4.9 million of credit reserves to provide for potential future credit losses from our mortgage loans. Total seriously delinquent loans had a loan balance of $3.9 million. To date, our realized credit losses from defaulted residential mortgage loans have averaged 9% of the loan balance of the defaulted loans. Loss severity may increase in the future, however, particularly if real estate values decline.

We believe our current level of reserve and credit provision policy is reasonable. We will continue to increase our credit reserve over time in anticipation of future potential losses.

At September 30, 1999, we also had $0.9 million credit reserves for our SMFC 97-A re-REMIC securities. Our total potential credit exposure from these securities (after this credit reserve) was $7 million. We believe this reserve is likely to be sufficient to cover currently foreseen credit losses from this asset.

CAPITAL RISK
Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing short-term borrowings declines.

Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for equity interests in Sequoia trusts and for lower-rated mortgage securities generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate guideline capital adequacy amount.

The total guideline equity-to-assets ratio capital amount has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the total guideline ratio has increased as we have acquired new types of assets such as commercial mortgage loans.

We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount would rise, as the potential interest rate risk of our mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates. We measure all of our mortgage assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for the risk-adjusted capital policy, would likely fall as rates increase as the market values of our mortgages, net of mark-to-market gains on hedges, decreased. (Such market value declines may be temporary as well, as future coupon adjustments on adjustable-rate mortgage loans may help to restore some of the lost market value.)

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

Growth in assets and earnings may be limited when our access to new equity capital is limited. Holdings can benefit over time from the re-investment of retained earnings at Holdings. Our mortgage finance operation, however, is generally required to distribute at least 95% of taxable income as dividends.

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

Business partners that provide information or services through externally controlled or externally coordinated systems have been identified. Joint testing of certain systems has been substantially completed. No material Year 2000 issues were discovered during these tests.

We, together with our affiliates, are continuing to develop contingency plans and workaround systems for critical systems. Workarounds may include substituting compliant business partners for those who are non-compliant. The benefit of this contingency plan is likely to be limited due to our lack of control on external vendors and inability to replace certain business partners efficiently.

We believe we are devoting the necessary technical and management resources to address the Year 2000 issues over which we have control and to plan for contingencies where we lack control. At this time we believe we have successfully achieved the goals of Year 2000 Readiness. However, it is inherently difficult to assess the impact our vendors and their vendors may have on us in the event they are unable to successfully manage their own Year 2000 issues. Thus, there can be no certainty that, in spite of our efforts, we will not face any Year 2000 issues and that such issues will not materially affect our operations.

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

Holdings originates commercial mortgage loans for sale to institutional investors through its Redwood Commercial Funding, Inc. ("RCF") subsidiary. RCF originated $22 million of commercial mortgage loans in the third quarter of 1999 and has originated $42 million of commercial loans in the first nine months of 1999. At September 30, 1999, commercial mortgage loans originated or acquired by RCF totaled $47 million, of which $18 million were held by Redwood Trust and $29 million were held at Holdings. These loans which had not yet been sold are all held for future sale.

RCF recorded net revenue in the third quarter of 1999 of $0.1 million. Loan sales were minimal, and net interest income at RCF was low as most of the commercial loans originated by RCF were held by Redwood Trust for most of the period. Direct RCF operating expenses were $0.4 million and operating expenses paid by Redwood Trust and reimbursable by Holdings were $0.4 million. The loss recorded at RCF for the third quarter was $0.7 million. RCF will recognize sale revenues upon the sale of the commercial loan portfolio.

Holdings also has a start-up mortgage technology services venture called Redwood Residential Funding, Inc. ("RRF"). RRF is seeking to generate fee income by matching the needs of residential mortgage investors with the needs of residential mortgage originators using ELWOOD, a new business-to-business Internet-based process and technology system. ELWOOD is designed to improve the process and significantly reduce the operational costs of linking mortgage investors to mortgage originators.

RRF commenced market operations in August of 1999 by opening its Internet site on a beta-test basis to a small number of mortgage loan sellers. The initial product is fixed-rate jumbo "A" quality mortgages.

Shareholders can view the public portion of RRF's Web site by visiting http://www.SellLoans.com.

RRF's efforts during the third quarter of 1999 focused on testing and implementation of the system, qualifying sellers, training sellers to use our system and processes, designing system enhancements, and utilizing the system in beta-test mode. In the fourth quarter, RRF efforts will focus on recruiting investors for the system, adding sellers, expanding product lines, and increasing system functionality.

In the third quarter of 1999, RRF had direct operating expenses of $1.8 million and operating expenses paid by Redwood Trust and reimbursable by Holdings totaling $0.5 million. Net revenue at RRF was negative $0.3 million as loans acquired on a beta-test basis were sold at a small loss. The net loss at RRF for the quarter was $2.5 million.

Holdings had a third operating business, Redwood Financial Services, Inc. ("RFS"). In the third quarter of 1999, RFS' operations were combined with Holdings' other operations. This resulted in a $2.2 million restructuring charge in the third quarter of 1999. This restructuring resulted in a significant reduction in the headcount and ongoing operating expenses at Holdings.

In the fourth quarter of 1999, we will continue to develop Holdings' operations and seek to increase their value as businesses. At the same time, we will continue to evaluate ways to allow both the value of Redwood Trust's core business and the value of Holdings' ventures to be reflected in Redwood Trust's stock price.

The following is a summary of the significant components of Holdings' earnings for the three and nine months ending September 30, 1999, for the three months ending September 30, 1998 and for the period from April 1, 1998 (commencement of operations) to September 30, 1998.

RESULTS OF OPERATIONS                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             ------------------                      -----------------
(IN THOUSANDS, EXCEPT SHARE DATE)    SEPT. 30, 1999      SEPT. 30, 1998       SEPT. 30, 1999        SEPT. 30, 1998
                                     --------------      --------------       --------------        --------------
RCF Operating Results                  $   (671)            $   (104)            $ (1,542)            $   (104)
RRF Operating Results                    (2,555)                (525)              (5,994)              (1,113)
RFS Operating Results                      (978)                (961)              (2,972)                (961)
RFS Restructuring Charge                 (2,210)                   0               (2,210)                   0
                                       --------             --------             --------             --------
Net Income (Loss)                      $ (6,414)            $ (1,590)            $(12,718)            $ (2,178)
                                       ========             ========             ========             ========

On a consolidated basis, at September 30, 1999, Holdings owned $20 million of residential mortgage loans and $29 million of commercial mortgage loans. Holdings also had $1 million in cash and $4 million in other assets, for total assets of $54 million. Holdings had commitments to acquire $22 million of commercial loans and $4 million of residential mortgage loans from Redwood Trust.

The loans owned by Holdings were funded with short-term borrowings and equity. Short-term debt was $19 million, loans from Redwood Trust were $20 million, and other liabilities totaled $2 million. Total equity at September 30, 1999 was $13 million.

At December 31, 1998, Holdings owned $12 million of residential mortgage loans, $10 million in cash, and $1 million in other assets, for total assets of $23 million. Loans from Redwood Trust totaled $7 million and other liabilities were $1 million. Equity at this time totaled $15 million.

In the third quarter of 1999, net interest income on a consolidated basis was $0.3 million, including interest income of $1.2 million and interest expenses of $0.9 million. Holdings also had net losses upon the sale of assets and mark-to-market adjustments of $0.5 million in the third quarter of 1999, resulting in net revenues of negative $0.2 million. Operating expenses at Holdings totaled $4.0 million in the third quarter of 1999. Restructuring charges related to the combining of RFS' operations with other Holding's operations totaled $2.2 million. Holdings' net loss in the third quarter of 1999 was $6.4 million.

In the second quarter of 1999, net interest income totaled $0.3 million, including interest income of $1.0 million and interest expenses of $0.7 million. Gain on sale totaled $0.1 million, resulting in net revenues of $0.4 million. In the second quarter of 1999, operating expenses at Holdings totaled $4.2 million and Holdings' net loss was $3.8 million.

In the third quarter of 1998, revenues totaled $0.1 million, including interest income of $0.1 million. In the third quarter of 1998, operating expenses at Holdings totaled $1.7 million and Holdings' net loss was $1.6 million.

In the first nine months of 1999, net interest income totaled $0.9 million, including interest income of $2.8 million, and interest expenses of $1.9 million. Gain on sale and other income totaled $0.1 million, resulting in net revenues of $1.0 million. Operating expenses at Holdings totaled $11.5 million in the first nine months of 1999. Including the restructuring charge of $2.2 million, Holdings' net loss during this nine-month period was $12.7 million.

For the period from April 1, 1998 (commencement of operations) through September 30, 1998, net operating revenue totaled $0.3 million, including interest income of $3.0 million, interest expenses of $2.7 million, and minimal net asset appreciation income. During this period operating expenses at Holdings totaled $2.5 million and Holdings' net loss was $2.2 million.

Holdings pre-tax loss as reported for GAAP currently approximates its after-tax loss. Due to the start-up nature of its operations, Holdings is not able to accrue a tax benefit relating to its operating losses for GAAP at this time.

PART II   OTHER INFORMATION


Item 1.  Legal Proceedings

         At September 30, 1999, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2.  Changes in Securities

         Not applicable


Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three and nine months ended September 30, 1999 and September 30, 1998.

                  Exhibit 27 - Financial Data Schedule

         (b)  Reports
                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REDWOOD TRUST, INC.



Dated:   November 10, 1999           By:  /s/ Douglas B. Hansen
                                          ------------------------------
                                          Douglas B. Hansen
                                          President
                                          (authorized officer of registrant)



Dated:   November 10, 1999           By:  /s/ Martin S. Hughes
                                          --------------------------------
                                          Martin S. Hughes
                                          Chief Financial Officer
                                          (principal accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT

                                                                                          Sequentially
     Exhibit                                                                                Numbered
      Number                                                                                  Page
-------------------                                                                     -----------------

       11.1        Computations of Earnings per Share......................................    52

        27         Financial Data Schedule.................................................    54
