Form 10-K
period 1999-12-31
REDWOOD TRUST INC
filed 2000-03-28
CIK 930236

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK,           NEW YORK STOCK EXCHANGE
            PAR VALUE $0.01 PER SHARE
                (Title of Class)

COMMON STOCK, PAR VALUE $0.01 PER SHARE                         NEW YORK STOCK EXCHANGE
          (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $114,259,261.

The number of shares of the Registrant's Common Stock outstanding on March 15, 2000 was 8,789,376.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III.

================================================================================

                               REDWOOD TRUST, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

Item 1.   BUSINESS.........................................................    3

Item 2.   PROPERTIES.......................................................   26

Item 3.   LEGAL PROCEEDINGS................................................   26

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   26

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS..................................   27

Item 6.   SELECTED FINANCIAL DATA..........................................   28

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   29

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........   47

Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................   47

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   47

Item 11.  EXECUTIVE COMPENSATION...........................................   47

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT............................................   47

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   47

                                     PART IV

Item 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K..............................................   47

CONSOLIDATED FINANCIAL STATEMENTS..........................................  F-1

                                     PART I

ITEM 1. BUSINESS

REDWOOD TRUST

Redwood Trust is a finance company specializing in the mortgage portfolio lending business. Our primary activity is the acquisition, financing, and management of high-quality jumbo residential mortgage loans. We fund our loan portfolio primarily through the issuance of long-term debt. We also own and manage a portfolio of residential mortgage securities and originate commercial mortgages for sale to other financial institutions. Our core business of mortgage portfolio lending is conducted through Redwood Trust, which is a qualified real estate investment trust ("REIT"). As a result, Redwood Trust does not pay tax on net mortgage portfolio income or on dividends received from taxable affiliates so long as Redwood Trust distributes its taxable income as dividends and meets certain other REIT tests. See "Certain Federal Income Tax Considerations" commencing on page 20 of this Form 10-K.

We also own a 99% economic interest in a taxable affiliate company, RWT Holdings, Inc. ("Holdings"). Our investment in Holdings is accounted for under the equity method. Holdings originates and sells commercial mortgage loans through its subsidiary, Redwood Commercial Funding, Inc. ("RCF"). RCF typically originates shorter-term floating-rate commercial mortgage loans to high-quality borrowers who require more flexible borrowing arrangements than are usually offered by life insurance companies or commercial mortgage conduit lending programs.

Holdings had two other businesses, Redwood Financial Services, Inc. ("RFS") and Redwood Residential Funding, Inc. ("RRF"). Due to a variety of start-up difficulties with these operations, RFS was closed in the third quarter of 1999 and RRF was closed in the fourth quarter of 1999.

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included in this Annual Report on Form 10-K, regarding investments in mortgage loans and securities, interest rate agreements, leverage, interest rates, and statements in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk and (2) information included in our future filings with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on our portfolio of mortgage assets, the impact of interest rates, costs, and business strategies and plans.

For a description of important risk factors, among others, that could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements made by us, see "Risk Factors" commencing on page 13 of this Form 10-K.

COMPANY BUSINESS AND STRATEGY

The objective of Redwood Trust's mortgage portfolio lending operations is to generate earnings, dividends, and increases in book value per share (in general, to create Shareholder Wealth) by acting as a financial intermediary managing mortgage loans in portfolio funded with AAA-rated callable long-term debt, by acquiring or creating subordinated mortgage securities or other types of mortgage equity interests, by managing a portfolio of mortgage securities, and by otherwise being an efficient investor in mortgage assets. Since Redwood Trust qualifies as a REIT for tax purposes, we are looking to find those areas of the mortgage portfolio lending business that are most advantaged by Redwood Trust's tax status and corporate structure. To achieve our business objective, our strategy is to focus on the following elements of mortgage portfolio lending operations.

   -    Asset Acquisition
   -    Risk Management
   -    Capital and Leverage Utilization

The business and strategy of Redwood Trust with respect to the commercial loan origination operations of our affiliate is discussed below under "RWT Holdings Business and Strategy" commencing on page 12.

ASSET ACQUISITION

TYPES OF ASSETS

Redwood Trust acquires and manages single-family, multi-family, and commercial mortgage loans and residential mortgage securities (collectively, "mortgage assets"). At the end of 1999, 81% of the mortgage assets that we owned bore adjustable interest rates. Hybrid mortgages assets, with an initial fixed rate period to the first rate adjustment greater than one year, made up 17% of our mortgage assets. The remaining 2% of mortgage assets were fixed-rate mortgages. We may also acquire common stock, preferred stock, and/or debt in other REITs. Redwood Trust may also acquire its own common or preferred stock, when permitted by applicable securities and state corporation laws, or other types of assets under the direction of our Board of Directors.

The majority of our mortgage assets at December 31, 1999 consisted of mortgage loans and pass-through mortgage securities. We may acquire, without limitations, other types of mortgage assets, including potentially, structured mortgage securities that are relatively illiquid and have leveraged risk with respect to mortgage credit, prepayment and other risks. We generally intend to increase our credit risk profile by providing credit-enhancement to, and thus retaining some of the credit risk of, residential and commercial loans produced by Holdings and others.

We do not plan to acquire or retain any Real Estate Mortgage Investment Conduit ("REMIC") or Collateralized Mortgage Obligation ("CMO") residual interests that would cause the distribution of excess inclusion income or unrelated business taxable income to investors. As a result, we qualify as an eligible investment for tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans, and Individual Retirement Accounts. See "Certain Federal Income Tax Considerations - Taxation of Tax-Exempt Entities."

Our Asset Acquisition/Capital Allocation Policies utilize a return on equity calculation that includes adjustments for credit risk, borrowing costs, hedging and the Risk-Adjusted Capital Policy requirements. The relative attractiveness of various asset types will vary over time. We may acquire our mortgage assets in the secondary mortgage market or upon origination pursuant to arrangements with loan originators, other secondary mortgage market participants, or from Holdings. We may issue purchase commitments to originators and other sellers of mortgage loans and mortgage securities. These commitments will obligate us to purchase mortgage assets for a specific period of time, in a specific aggregate principal amount and at a specified price or margin. In addition, we may issue commitments to sell mortgage assets to another entity, including Holdings.

PORTFOLIO MANAGEMENT

We only acquire those mortgage assets for which we believe we have the necessary expertise to evaluate and manage such assets and which are consistent with our balance sheet guidelines and risk management objectives. Since our intention is generally to hold our mortgage assets until maturity, we generally do not seek to acquire assets whose prospective investment returns are only attractive in a limited range of scenarios. We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire mortgage assets that we believe will provide acceptable returns over a broad range of interest rate and prepayment scenarios.

Among the asset choices available to us, we acquire those mortgage assets which we believe will generate the highest returns on capital invested, after considering (i) the amount and nature of anticipated cash flows from the asset,
(ii) our ability to pledge the asset to secure short-term or long-term collateralized borrowings, (iii) the increase in our risk-adjusted capital requirement determined by our Risk-Adjusted Capital Policy resulting from the purchase and financing of the asset, and (iv) the costs of financing, hedging, managing, securitizing, and reserving for the asset. Prior to acquisition, potential returns on capital employed are assessed over the life of the asset and in a variety of interest rates, yield spread, financing cost, credit loss and prepayment scenarios.

We also give consideration to balance sheet management and risk diversification issues. A specific asset which is being evaluated for potential acquisition is deemed more (or less) valuable to us to the extent it serves to decrease (or increase) certain interest rate or prepayment risks which may exist in the balance sheet, to diversify (or concentrate) credit risk, and to meet (or not meet) the cash flow and liquidity objectives we may establish for the balance sheet from time to time. Accordingly, an important part of the evaluation process is a simulation, using our risk management models, of the addition of a potential asset and its associated borrowings and hedges to the balance sheet and an assessment of the impact this potential asset acquisition would have on the risks in and returns generated by our balance sheet as a whole over a variety of scenarios.

We acquire floating-rate, adjustable-rate, hybrid and fixed-rate mortgage assets. We generally intend to acquire fixed-rate loans when such loans can meet our return and other standards when funded on a long-term basis, financed with equity only, funded on a short-term basis with a comprehensive hedging program, or funded short-term and unhedged as part of an overall asset-liability management strategy. Generally it is anticipated that any such long-term financing or comprehensive hedging program will serve to reduce the risk that could arise from the funding of fixed-rate assets.

We may also purchase our own common or preferred stock or the debt or the common or preferred stock of other mortgage REITs or other companies when we believe that such purchases will yield attractive returns on capital employed. REIT or other debt securities may be undervalued at points in the economic cycle. When the stock market valuations of companies are low in relation to the market value of their assets, stock purchases can be a way for us to acquire an interest in a pool of mortgage assets or other types of assets at an attractive price. Also, REITs and other companies may have attractive mortgage finance or other businesses in which we may want to become a partial owner. We do not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers.

We may seek to acquire and manage other types of assets or to acquire or create mortgage finance or other businesses when we deem such activities to be in the best interest of our shareholders.

We intend to acquire new mortgage assets, and will also seek to expand our capital base in order to further increase our ability to acquire new assets, when the potential returns from new investments appear attractive relative to the return expectations of stockholders. We may in the future acquire mortgage assets by offering our debt or equity securities in exchange for such mortgage assets.

The REIT provisions of the Internal Revenue Code of 1986, (the "Code") limit, in certain respects, our ability to sell mortgage assets. See "Certain Federal Income Tax Considerations - General - Gross Income Tests" and " - Taxation of Redwood Trust." However, we may decide to sell assets from time to time for a number of reasons including, without limitation, to dispose of an asset as to which credit risk concerns have risen beyond levels that we wish to manage, to reduce interest rate risk, to substitute one type of mortgage asset for another, to improve yield, to maintain compliance with the 55% requirement under the Investment Company Act, to effect a change in strategy, or generally to re-structure the balance sheet when we deem such action advisable. Management will select any mortgage asset to be sold according to the particular purpose such sale will serve. The Board of Directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of mortgage assets to be sold.

As a requirement for maintaining REIT status, we will distribute to stockholders aggregate dividends equaling at least 95% of our taxable income. See "Certain Federal Income Tax Considerations - General - Distribution Requirement."

RISK MANAGEMENT

CREDIT RISK MANAGEMENT

We review the credit risk associated with each investment and determine the appropriate allocation of capital to apply to such investment under our Risk-Adjusted Capital Policy. In addition, we attempt to diversify our investment portfolio to avoid undue geographic and other types of concentrations. Management monitors the overall portfolio risk and determines appropriate levels of provision for credit loss and provides such information to the Board of Directors.

With respect to our mortgage securities, we are exposed to various levels of credit and special hazard risk, depending on the nature of the underlying mortgages and the nature and level of credit enhancements supporting such securities. Most of the mortgage securities that we owned at December 31, 1999 had some degree of protection from normal credit losses. At December 31, 1999, 25% of our mortgage assets were mortgage securities covered by credit protection in the form of a 100% guarantee from a government-sponsored entity ("agency securities").

An additional 17% of our mortgage assets at December 31, 1999 were privately-issued securities and represented interests in pools of residential mortgage loans with the majority of these having some credit enhancement ("private-label securities"). Of this amount, 93% were rated AAA or AA. Credit loss protection for private-label securities is achieved through the subordination of other interests in the pool to our interest, through pool insurance or other means. The degree of credit protection varies substantially among the private-label securities that we own. While 98% of our private-label securities had some degree of credit enhancement at December 31, 1999, some of these credit-enhanced mortgage securities are, in turn, subordinated to other interests. Therefore, should such a private-label security experience credit losses, such losses could be greater than our pro rata share of the remaining mortgage pool, but in no event could exceed our investment in the private-label security.

We also acquire unsecuritized mortgage loans. At December 31, 1999, 58% of our mortgage assets were mortgage loans. We have developed a quality control program to monitor the quality of loan underwriting at the time of acquisition and on an ongoing basis. We may conduct, or cause to be conducted, a legal document review of each mortgage loan acquired to verify the accuracy and completeness of the information contained in the mortgage notes, security instruments and other pertinent documents in the file. As a condition of purchase, we generally select a sample of mortgage loans that are targeted to be acquired, focusing on those mortgage loans with higher risk characteristics, and submit them to a third party, nationally recognized underwriting review firm for a compliance check of underwriting and review of income, asset and appraisal information. Our own employees or Holdings' employees may also perform these functions. In addition, we, or our agents, will generally underwrite all multifamily and commercial mortgage loans that we acquire. During the time we hold mortgage loans, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. We will generally not obtain credit enhancements such as mortgage pool or special hazard insurance for our mortgage loans, although individual loans may be covered by FHA insurance, VA guarantees or private mortgage insurance and, to the extent securitized into agency securities, by such government-sponsored entity obligations or guarantees.

ASSET/LIABILITY MANAGEMENT

To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to protect principally against the effects of substantial increases or decreases in interest rates. Specifically, our interest rate risk management program is formulated with the intent to offset the potential adverse effects, including changes in market value, resulting from interest rate fluctuations, changes in prepayment rates, differences between earning asset yield and cost of funds of our mortgage assets and related borrowings, and other market factors. Our interest rate risk management program encompasses a number of procedures. We attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate, hybrid and fixed-rate mortgage assets. By doing so, we generally intend to reduce the differences between interest rate indices and interest rate adjustment periods of mortgage assets and related borrowings that may occur.

While our interest rate risk management program intends to address most of the risks associated with interest rate indices, it does not attempt to address certain types of basis risk present in our portfolio. For example, to the extent our six-month LIBOR-based assets are funded with one-month LIBOR-based liabilities, we incur basis risk. Such risk arises because changes in one-month LIBOR rates may differ significantly from changes in six-month LIBOR rates.

We purchase and sell, from time to time, interest rate agreements in the form of interest rate caps, interest rate floors, interest rate swaps, interest rate futures, options on interest rate futures, mortgage, agency, and Treasury securities and other cash instruments to attempt to mitigate interest rate and related risks. We also may use such instruments to modify the characteristics of any loan issuance or sale or to hedge the anticipated issuance of future liabilities or the market value of certain assets. In this way, we intend generally to hedge as much of the interest rate risk as management determines is in the best interest of our stockholders, given the cost of such hedging transactions and the need to maintain our status as a REIT. See "Certain Federal Income Tax Considerations - General - Gross Income Tests." As a result, we may elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is prudent in light of competing tax and market risks. We utilize financial futures contracts, options, and forward contracts to the extent consistent with our compliance with the REIT Gross Income Tests and Maryland law. We obtained no-action relief from the Commodities Futures Trading Commission permitting us to invest a small percentage of our total assets in certain financial futures contracts and options thereon without registering as a commodity pool operator under the Commodity Exchange Act, provided that we use such instruments solely for bona fide hedging purposes.

We seek to build a balance sheet and undertake an interest rate risk management program that is likely, in our view, to enable us to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses both income preservation and capital preservation concerns. To monitor risks of fluctuations in earnings and in liquidation value of our equity due to market value changes of balance sheet items, we model the impact of various economic scenarios on the market value of our mortgage assets, liabilities and interest rate agreements. We believe that the existing hedging programs will allow us to maintain operations throughout a wide variety of potentially adverse circumstances without further action. Nevertheless, in order to further preserve our capital base during periods when we believe an adverse trend has been established, we may decide to increase hedging activities and/or sell assets. Each of these types of actions may lower our earnings in the short term in order to further the objective of maintaining attractive levels of earnings and dividends over the long term.

In all of our interest rate risk management transactions, we follow certain procedures designed to limit credit exposure to counterparties, including dealing only with counterparties whose financial strength meets our requirements.

We may participate in the lending business and hedging operations conducted by Holdings or any similarly structured affiliate. Such affiliates may be subject to Federal and state income taxes to the extent that they have taxable income after application of any net operating loss carryforwards ("NOLs") from previous years. A taxable affiliate may not elect REIT status and may or may not distribute any net profit after taxes to Redwood Trust and its other stockholders. Any dividend income that we receive from any such taxable affiliates (combined with all other income generated from our assets, other than Qualified REIT Real Estate Assets) must not exceed 25% of our gross income. See "Certain Federal Income Tax Considerations - General - Gross Income Tests."

At December 31, 1999, our weighted-average assets and liabilities were matched within a twelve-month period in terms of adjustment frequency and speed of adjustment to market conditions. Looking at these two factors only (and thus ignoring periodic and life caps for adjustable-rate mortgage assets and other risks such as basis, liquidity, market value, and prepayment risk), for any given change in short-term interest rates our net interest spread should tend to stabilize over time periods greater than twelve months following that change. The majority of our mortgage assets at December 31, 1999 had coupon rates that adjust to market levels at least every twelve months. The weighted-average term to reset for the adjustable-rate mortgage assets is approximately four months. The majority of our borrowings at December 31, 1999 will either mature or adjust to a market interest rate levels within one month of such date. The short-term borrowings had a weighted-average term to rate reset of 18 days at December 31, 1999. Our hybrid mortgage loans, which, on average, have a fixed coupon rate through December 2002, are funded with borrowings which are also fixed-rate until December 2002. The 2% of our residential mortgage asset portfolio with fixed-rate coupons is funded with variable-rate short-term borrowings. We use interest rate agreements to manage the interest rate risks associated with this portion of our portfolio. Both changes in coupon rates earned on adjustable-rate assets and in rates paid on borrowings are expected to be highly correlated over time with changes in LIBOR and/or Treasury rates (subject to effects of periodic and lifetime caps).

In the third quarter of 1998, we adopted mark-to-market accounting for most of our mortgage securities portfolio and a portion of our mortgage loans. We also mark-to-market all of our interest rate agreements as a result of designating them as trading instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Relatively small changes in the market value of mark-to-market assets could have a large effect on our earnings. Our interest rate hedging activities may partially offset changes in asset market values in some circumstances. However, market values can change for a wide variety of reasons, many of which are not linked to interest rate changes or which are otherwise not hedgeable.

Although we believe we have developed a cost-effective asset/liability management program to provide a level of protection against interest rate, basis and prepayment risks, no strategy can completely insulate us from the effect of interest rate changes, prepayment risks, mortgage credit losses, defaults by counterparties, or liquidity risk. Further, certain of the Federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to fully hedge our interest rate and prepayment risks. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in our disqualification as a REIT or, in case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Certain Federal Income Tax Considerations
- General." In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by the hedging protection increases. Therefore, we may be prevented from effectively hedging our interest rate and prepayment risks over the long-term.

PREPAYMENT RISK MANAGEMENT


We seek to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage assets with prepayment prohibitions and penalties, investing in certain mortgage securities structures which have prepayment protections, passing on prepayment risk to the buyers of our mortgage-backed debt and, when possible, balancing mortgage assets purchased at a premium with mortgage assets purchased at a discount when such types of assets are available in the marketplace and are otherwise attractive for acquisition. In certain operating environments, however, it was not possible for us to acquire attractive assets with a relatively small net balance of discount and premium. In addition, changes in market values subsequent to acquisition can effect our premium and discount balances to the extent such market value changes are reflected in earnings and assets' basis. In these types of circumstances, net mortgage premium or discount balances may rise and the risk of earnings variability resulting from changes in prepayment rates may increase. We may purchase interest-only strips, principal-only strips and/or other financial assets such as floors, calls, swaptions and futures, as a hedge against prepayment risks. We may also seek to create and sell interest-only and principal-only strips from existing assets to help manage prepayment risk. Management and the Board of Directors monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

We own a variety of non-Agency mortgage securities which are structured so that for several years they receive either less than or more than a pro rata share of principal repayments experienced in the underlying mortgage pool as a whole. In such mortgage securities, one or more classes of senior securities are ordinarily entitled to receive all principal prepayments on the underlying pool of loans until such senior securities have been paid down to a specified amount determined by formula. To illustrate, a mortgage security totaling $100 million of aggregate principal balance may be structured so that there is (i) $92 million face value of senior securities, (ii) mezzanine securities with a face value of $2 million providing credit support for the senior securities, (iii) subordinated securities, or mortgage equity interests, with a face value of $6 million providing credit support for the mezzanine securities and the senior securities, and (iv) the $100 million face value of senior securities, mezzanine securities and subordinated securities had been issued in this format, the mezzanine securities or the subordinated securities would receive no principal prepayments on the underlying loans until the $92 million face value of senior securities had been paid down to a formula-determined amount, which would normally be expected to occur within a range of three to ten years depending on the rate of prepayments and other factors. We own interests that are similar to the senior securities, mezzanine securities and subordinated securities in this example. We intend to increase our investment in subordinated securities and other forms of mortgage equity interests.

During 1999, we received $839 million in principal payments on our mortgage assets. One commonly used measure of the average annual rate of prepayment of mortgage principal is the conditional prepayment rate ("CPR"). The CPR for our mortgage assets averaged 27% for 1999 compared to an average CPR of 30% for 1998. In addition to prepayments, we also receive scheduled mortgage principal payments (payments representing the normal principal amortization of a 30-year mortgage loan) and other principal repayments from calls of mortgage securities and accelerated principal payment structures of securities. Thus, the total amount of repayments of mortgage principal received each month may exceed a pro rata level of prepayments. The reported basis of our mortgage assets at December 31, 1999 was equal to 100.31% of the face value of the assets; the net premium was 0.31% on average. In general, the smaller the level of net discount or premium, the less risk there is that fluctuations in prepayment rates will affect net interest income or net asset appreciation income, although the timing of the amortization of the premium as compared to the timing of the accretion of the discount could still cause differences, even if the net premium or discount was relatively small. Our discount and premium mortgage assets may have different prepayment incentives for their borrowers, or the borrowers may respond differently to such incentives, or such assets may have different effective prepayment lock-out features. Thus, the level of our net premium or discount may not fully reflect the underlying prepayment risk. We may use interest rate agreements and other means to seek to mitigate the risk that premium and discount amortization expenses and income and net asset appreciation income may rise or fall as mortgage prepayments increase or decrease in falling or rising interest rate environments.

In the third quarter of 1998, we moved to mark-to-market accounting for a majority of our mortgage securities. For these assets, increases and decreases in market values will be recorded in income and the basis of the asset will be adjusted accordingly. As a result, the net mortgage premium or discount balances on our records will vary with market values, thus affecting future amortization income and expense. In addition, changes in prepayment rates will cause changes in the market values of our assets which, in turn, will cause fluctuations in reported earnings. Relatively small changes in prepayment rates could cause material changes in our reported earnings.

CAPITAL AND LEVERAGE UTILIZATION

Our goal with respect to capital usage is to utilize our capital in a manner that yields the highest return to our shareholders over time. In order to achieve this objective, we examine all potential investments for their overall return on equity characteristics. Generally, we intend to invest this capital in earning assets - primarily mortgage assets. At times, however, we may determine that our capital will yield a higher return through the repurchase of a portion of our outstanding common stock. Stock repurchases have the effect of reducing the number of shares outstanding and, to the extent that shares are repurchased at a level below book value, increasing book value per share. During 1999, we repurchased 2,483,500 shares of our common stock for an average price of $14.96. Our book value per share at December 31, 1999 was $20.88 per share. At December 31, 1999, there were 1,000,000 shares authorized for repurchase.

Our goal with respect to leverage is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations or execute our business plan during adverse market conditions. We have established a Risk-Adjusted

Capital Policy which limits our ability to acquire additional assets during times when our actual capital base is less than a required amount defined in the policy (subject to certain permitted exceptions when the proceeds of additional equity issuances must be invested). In this way, the use of balance sheet leverage is controlled. The actual capital base as defined for the purpose of the Risk Adjusted Capital Policy is equal to the market value of total assets funded short-term less the book value of total collateralized short-term borrowings plus the actual investment on a historical amortized cost basis in subsidiary trusts ("mortgage equity interests") wherein mortgage assets are funded with non-recourse, long-term debt less the book value of any parent-level debt associated with these mortgage equity interests, less any unsecured debt.

At December 31, 1999, 41% of our assets were funded with equity or with long-term non-recourse debt. Our capital requirement for these assets is generally equal to 100% of the net equity invested (after taking into account the issuance of debt), thus equaling the total amount we could potentially lose in adverse credit circumstances.

Mortgage interests that have some external protection from credit losses but which are not rated as high as AAA or AA may be leveraged. These interests, together with mortgage loans not yet securitized and AAA and AA rated mortgage securities, are typically funded with short-term debt. There are two components to the capital requirements we establish for short-term funded assets.

The first component of our capital requirements with respect to short-term funded assets is the current aggregate over-collateralization amount or "haircut" that lenders require us to hold as capital. The haircut for each such mortgage asset is determined by the lender and is subject to change when short-term debt matures and rolls-over. Haircut levels on individual borrowings range from 2% to 30% on our residential and commercial mortgage assets, and currently average 4% for our short-funded portfolio as a whole. Should the market value of the pledged assets decline or haircut requirements increase, we will be required to deliver additional collateral to the lenders in order to maintain a constant over-collateralization level on our short-term borrowings.

The second component of our capital requirement with respect to short-term funded assets is the "liquidity capital cushion." The liquidity capital cushion is an additional amount of capital, in excess of the haircut, which we maintain in order to meet the demands for additional collateral by the short-term lenders should the market value of our short-term funded mortgage assets decline or haircut levels increase. The aggregate liquidity capital cushion equals the sum of liquidity cushion amounts assigned under the Risk-Adjusted Capital Policy to each of our short-term funded mortgage assets. Liquidity capital cushions are assigned to each short-term funded mortgage asset based on our assessment of that mortgage asset's market price volatility, credit risk, liquidity and attractiveness for use as collateral by short-term lenders. The process of assigning liquidity capital cushions relies on our ability to identify and weigh the relative importance of these and other factors. Consideration is also given to hedges associated with the short-term funded mortgage asset and any effect such hedges may have on reducing net market price volatility, concentration or diversification of credit and other risks in the balance sheet as a whole and the net cash flows that can be expected to arise from the interaction of the various components of our balance sheet. The Board of Directors reviews on a periodic basis various analyses prepared by management of the risks inherent in our balance sheet, including an analysis of the effects of various scenarios on our net cash flow, earnings, dividends, liquidity and net market value. Should the Board of Directors determine that the minimum required capital base set by our Risk-Adjusted Capital Policy is either too low or too high, the Board of Directors may raise or lower the capital requirement accordingly.

We expect that our aggregate minimum capital requirement under the Risk-Adjusted Capital Policy will approximate 3% to 15% of the market value of our short-term funded mortgage assets plus the net equity value of our long-term funded mortgage assets funded with long term debt or equity. This percentage will fluctuate over time, and may fluctuate out of the expected range, as the composition of the balance sheet changes, haircut levels required by lenders change, the market value of short-term funded mortgage assets changes, as liquidity capital cushions set by the Board of Directors are adjusted over time, and as the balance of funding between short-term and long-term changes. As of December 31, 1999, the aggregate Risk-Adjusted Capital Requirement was 8.65% of total assets. Our actual capital base was 8.68% of total assets at December 31, 1999; thus we were utilizing nearly all of the leverage potential available to us at that time under our Risk-Adjusted Capital policies.

At December 31, 1999, 57% of our borrowings were short-term. Our short-term borrowings have consisted of collateralized borrowing arrangements of various types (repurchase agreements, notes payable, committed warehouse facilities and revolving lines of credit). At December 31, 1999, $1.2 billion of the short-term borrowings were in repurchase agreements and $0.1 billion was in committed warehouse facilities. Our long-term borrowings at December 31, 1999 consisted of non-recourse, floating and fixed rate, collateralized mortgage-backed bonds. In the future, however, borrowings may also be obtained through loan agreements, Dollar-Roll Agreements (an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or a substantially similar security on a specified future date) and other credit facilities with institutional lenders, the issuance of long-term collateralized debt or similar instruments in the form of collateralized mortgage bonds, collateralized bond obligations, REMICs, FASITs or other forms, and the issuance of secured and unsecured debt securities such as commercial paper, medium-term notes and senior or subordinated notes. We may also seek to fund our current balance sheet or future growth through the issuance of preferred stock, common stock or other forms of equity.

In early 1999, we extended the maturity of some of our short-term borrowings out to the year 2000, and may continue to extend the maturities of some of our short-term borrowings. We may also seek committed short-term borrowing facilities. We enter into repurchase agreements primarily with national broker/dealers, commercial banks and other lenders that typically offer such financing. We enter into short-term collateralized borrowings only with financial institutions meeting certain credit standards and we monitor the financial condition of such institutions on a regular basis.

MORTGAGE LOAN SECURITIZATION TECHNIQUES

We contract with conduits, financial institutions, mortgage bankers, investment banks, Holdings and others to purchase mortgage loans that they are originating or holding in their portfolio. We intend to enhance the value and liquidity of most of the mortgage loans we acquire by securitizing the loans into mortgage securities or pledging the loans to secure the issuance of long-term, mortgage-backed debt in the manner which will best meet our needs.

In addition to creating mortgage securities and issuing long-term debt with mortgage loans in our portfolio, we also may "re-securitize" portions of our mortgage securities portfolio. In a re-securitization transaction, mortgage securities rather than mortgage loans are used as collateral to create new mortgage securities. This would typically be done as the mortgage loans underlying the mortgage securities improve in credit quality through seasoning, as values rise on the underlying properties, when the credit quality of junior classes of mortgage securities improve due to prepayment of more senior classes or when we desire to replace short-term debt with long-term debt. Such transactions can result in improved credit ratings, higher market values, lowered borrowing costs and/or reduced liquidity risk. In December 1997, we completed our first re-securitization in our "SMFC 97-A Trust".

We may conduct our securitization activities through one or more taxable or REIT-qualifying subsidiaries formed for such purpose. In 1997, we formed Sequoia Mortgage Funding Corporation ("Sequoia"), a REIT-qualifying subsidiary, to carry out securitizations. Since then, Sequoia has completed three securitizations, issuing non-recourse, mortgage-backed debt with outstanding balances as of December 31, 1999 of $0.9 billion.

COMPANY POLICIES

The Board of Directors has established the investment policies and strategies summarized in this report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interests of stockholders. Among other factors, developments in the market which affect the policies and strategies mentioned herein or which change our assessment of the market may cause the Board of Directors to revise our policies and strategies.

At all times, we intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. Accordingly, we do not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in mortgage loans, qualifying pass-though certificates and certain other qualifying interests in real estate. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify as Qualifying Interests for purposes of the 55% requirement. Therefore, the provisions of the Investment Company Act may limit our ownership of certain mortgage assets.

RWT HOLDINGS, INC. BUSINESS AND STRATEGY

REDWOOD COMMERCIAL FUNDING, INC.

GENERAL

RCF was formed as a subsidiary of Holdings in 1998 to meet the needs of banks and other investors seeking to acquire commercial mortgage assets. RCF originates and services high-quality commercial mortgage loans providing funding to owners of apartment buildings, office buildings, light industrial, mobile home parks, and retail properties nationwide. RCF originates through commercial loan brokers or through direct borrower contact. RCF may also acquire portfolios of commercial mortgage loans. RCF generates revenues from the sale of loans to its customers and through spread income earned while loans are held in inventory.

RCF lends to credit-worthy borrowers who nearly always provide personal guarantees. RCF generally requires that a property be held in a bankruptcy remote entity and typically requires a loan-to-value ratio of 70% or less and a debt service coverage ratio of at least 1.20 to 1.00.

COMMERCIAL MORTGAGE LOANS ORIGINATED

Most of the commercial mortgage loans originated by RCF have a principal balance of $10 million or less, with an average size of approximately $4 million. RCF may acquire or originate larger loans from time to time. Loans can have fixed and floating interest rates, or a combination of the two. Floating rate loans typically adjust quarterly or semi-annually off the corresponding LIBOR index. Floor rates will typically be the start rate. Fixed rate loans typically have interest rates 350 to 500 basis points over the 5-year U.S. Treasury rate at origination.

RCF competes in the commercial loan origination market by offering responsiveness, reliability, and flexibility. RCF typically structures loan prepayment penalties to meet the needs of its borrowers and its investors. These penalties are typically not of the yield maintenance or lock-out variety but rather may involve a declining percentage of the outstanding balance; for example, a 5%, 4%, 3%, 2%, 1% penalty structure for years one through five, respectively of the loan. RCF structures loans to meet special borrower and investor needs.

SALES PROCESS

RCF sells the loans it originates through whole loan sales to a variety of institutions, which may include depository institutions, mortgage REITs, underwriters of commercial mortgage backed securities, and others, through private placements of loans, participations with investors, or through securitizations. RCF has not retained interests in these loans to date. RCF may sell loans or interests in loans to the Redwood Trust portfolio from time to time.

The length of time between when RCF originates a commercial mortgage loan and it sells or securitizes such mortgage loan generally ranges from 30 to 180 days. This period of time may lengthen and has been longer during the start-up phase of the business. RCF may seek to market individual loans during or after the origination process. RCF may also seek to make bulk sales, in which case it will typically build portfolios in the $10 to $25 million range before going to market. If securitizations or forward sales are contemplated, then larger portfolios may be assembled.

RISK FACTORS

The following is a summary of the factors that we believe are important and that could cause our actual results to differ from our expectations. These factors should not be construed as exhaustive. Readers should understand that many factors govern whether any forward-looking statement will be or can be achieved. Any one of these risk factors could cause actual results to differ materially from those projected. We cannot provide any assurance that any important risk factor will be realized in a manner so as to allow us to achieve our desired or projected results. Throughout this Form 10-K and other company documents, the words "believe", "except", "anticipate", "intend", "aim", "expect", "will", and similar words identify forward-looking statements.

COMPANY OPERATIONS RISKS

Although we generally hedge a portion of our interest rate risk, the results of our operations are affected by various other factors, many of which are beyond our control. The results of our operations depend on, among other things, the level of net interest income generated by our mortgage assets, the market value of such assets, and the supply of and demand for such mortgage assets and conditions in the debt markets. Our income and market values can vary as a result of changes in short-term and long-term interest rates, supply and demand trends, market liquidity, credit results, borrowing costs and prepayment rates, the behavior of which involve various risks and uncertainties as set forth below. Such risks may result in net interest losses or net market value losses for certain periods. Prepayment rates, interest rates, borrowing costs and credit losses depend on the nature and terms of the mortgage assets, the geographic location of the properties securing the mortgage loans included in or underlying the mortgage assets, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because changes in interest and prepayment rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage our interest rate and prepayment risks while maintaining our status as a REIT.

We employ substantial leverage and face potential net interest and operating losses in connection with borrowings.

We intend to continue to employ our financing strategy of borrowing a substantial portion of the market value or, in the case of certain forms of long-term debt, face value of our mortgage assets. The portion borrowed may vary depending upon the mix of the mortgage assets in our portfolio and the application of the risk-adjusted capital policy requirements to such mix of mortgage assets. We expect generally to maintain a ratio of our total capital base to book value of total mortgage assets of between 3% and 15%, although the percentage may vary from time to time depending upon the market conditions and other factors deemed relevant by management. The capital base is the book value of capital accounts, retained earnings, and subordinated debt deemed by management to qualify as capital for this purpose, taking into account market value adjustments. However, we are not limited under our bylaws in respect of the amount of our borrowings, whether secured or unsecured. Also, the aggregate percentage of total equity capital could at times be outside the range of our borrowings. We may experience net income losses if the returns on the mortgage assets purchased with borrowed funds fail to cover the cost of the borrowings. In addition, we may not be able to achieve the degree of leverage we believe to be optimal. Increases in haircuts, decreases in the market value of our mortgage assets, increases in interest rate volatility, availability of financing in the market, and rating agency and bond insurer requirements for long-term financing and circumstances then applicable in the lending market are some of the factors that would prevent us from achieving the optimal degree of leverage. If we are not able to achieve the degree of leverage we believe to be optimal, the results of our operations may be less profitable than they might be otherwise.

Failure to refinance outstanding borrowings may adversely affect our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. At December 31, 1999, we relied on short-term borrowings and equity to fund 59% of our mortgage assets. We have utilized short-term borrowings to fund adjustable-rate, hybrid and fixed-rate mortgage assets. In the event we are not able to renew or replace maturing borrowings, we could be required to sell mortgage assets and related interest rate agreements under adverse market conditions and could incur losses as a result. An event or a development such as a sharp increase or decrease in interest rates or increasing market concern about the value or liquidity of a type or types of mortgage loans or mortgage securities which are short-term funded will reduce the market value of the mortgage assets. This would likely cause lenders to require additional collateral. At the same time, the market value of the unpledged collateral kept on hand to meet calls for additional collateral pledges may have decreased. A number of such factors in combination may cause us difficulties, including a possible liquidation of a major portion of our mortgage assets at disadvantageous prices with consequent losses. This could have a materially adverse effect on us and our solvency.

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

Additionally, in the event of our bankruptcy, most reverse repurchase agreements will qualify for special treatment under the bankruptcy laws. This will allow the creditors under such agreements to avoid the automatic stay provisions of the bankruptcy laws and to liquidate the collateral under such agreements without delay. Conversely, in the event of the bankruptcy of a party with whom we had a reverse repurchase agreement, we might experience difficulty recovering the collateral subject to such agreement. In addition, our claims against creditors could be subject to significant delay. Recoveries, if and when received, may be substantially less than the damages we actually suffered.

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

We cannot perfectly match the maturities and interest rate adjustment frequencies of our assets and liabilities. We cannot hedge away all such mis-matches. We may not choose to match or hedge assets and liabilities to the full extent possible. Thus, the spread between interest income and interest expense will vary, and may go negative, as interest rates fluctuate. In addition, since earnings also consist of appreciation and depreciation of market values of assets as well as interest income, overall earnings may be volatile as compared to our cost of funds.

Changes in prepayment characteristics of mortgage assets may result in a decrease in net interest income and/or may result in a decline in the market value of mortgage assets.

Mortgage asset prepayment rates vary from time to time and may cause changes in the amount of our net interest income and asset appreciation income. Prepayments of adjustable-rate, fixed rate, and hybrid mortgage loans and mortgage securities backed by adjustable-rate, fixed-rate, and hybrid mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such assets and decrease when mortgage interest rates exceed the then-current interest rate on the assets, although such effects are not fully predictable. Prepayment experience may also be affected by changes in consumer behavior, the geographic location of the property securing the mortgage loans, the assumability of the mortgage loans, advances in technology and reduction of costs with respect to refinancing mortgages, conditions in the housing and financial markets, general economic conditions, and other factors. Mortgage securities backed by single family mortgage loans are often structured so that certain classes are provided protection from prepayments for a period of time. However, in a period of extremely rapid prepayments, during which earlier-paying classes may be retired faster than expected, the protected classes may receive unscheduled payments of principal earlier than expected and would have average lives that, while longer than the average lives of the earlier-paying classes, would be shorter than originally expected. Commercial mortgages and some residential mortgages are structured with prepayment penalties. However, these loans can still prepay, and the cost to us of such prepayment may exceed the penalties received. We seek to minimize prepayment risk through a variety of means, which may include, to the extent capable of being implemented at reasonable cost at various points in time, structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage assets with prepayment prohibitions and penalties, investing in certain mortgage securities structures which have prepayment protection, balancing assets purchased at a premium with mortgage assets purchased at a discount, and prepayment hedging. In many operating environments, however, it is not be possible for us to acquire assets with a relatively small net balance of discount and premium. Our discount and premium mortgage assets may have different prepayment incentives for their borrowers, or the borrowers may respond differently to such incentives, or such assets may have different effective prepayment lock-out features. Thus, the level of our net premium or discount may not fully reflect the underlying prepayment risk. Even if we do have low levels of net mortgage premium or discount, changes in prepayment rates can affect earnings by affecting the market values of assets. We may choose not to hedge prepayment risk, and any such hedges we do make may not be effective. In such circumstances, the risk of earning variability resulting from changes in prepayment rates may rise. In addition, we have purchased and/or created interest-only and principal-only strips. These securities are leveraged with respect to prepayment risk although they may also serve as prepayment hedges. No strategy can completely insulate us from prepayment risks arising from the effects of interest rate changes while simultaneously meeting returns acceptable to shareholders.

Changes in anticipated prepayment rates of mortgage assets could affect us in several adverse ways. The faster than anticipated prepayment of any adjustable-, hybrid, or fixed-rate mortgage asset that we purchased at a premium would generally result in higher premium amortization expense. In addition, increased prepayments may be a disadvantage to us in environments where we can only acquire assets with lower returns than our existing assets. Slower than anticipated prepayment rates will decrease discount amortization income for discount mortgage assets and will reduce our ability to invest in new mortgage assets with higher yields when such assets are available. In addition, depending on asset type or characteristics, slowing or increasing mortgage prepayment rates may reduce market values and thus reduce or eliminate any asset appreciation income or cause reported losses.

Failing to hedge against interest rate changes effectively may adversely affect results of operations.

Our operating strategy subjects us to interest rate risks. We follow an asset/liability management program intended to partially protect against interest rate changes and prepayments. Nevertheless, developing an effective asset/liability management strategy is complex and no strategy can completely insulate us from risks associated with interest rate changes and prepayments. Also, we do not attempt to hedge all such risks. In addition, there is no assurance that our hedging activities will have the desired beneficial impact on our operating results or financial condition. Hedging typically involves costs, including transaction costs, which increase dramatically as the period covered by the hedge increases and which also increase during periods of rising and volatile interest rates. We may increase our hedging activity, and thus increase our hedging costs, during such periods when interest rates are volatile or rising and/or when hedging costs have increased. Moreover, federal tax laws applicable to REITs may substantially limit our ability to engage in asset/liability management transactions. Such federal tax laws may prevent us from effectively implementing hedging strategies that we determine, absent such restrictions, would best insulate us from the risks associated with changing interest rates and prepayments.

We use mark-to-market accounting for all of our interest rate agreements, whereas, not all of our hedged assets and liabilities are marked-to-market in a similar manner. As a result of the use of different accounting treatments between assets, liabilities, and their hedges, earnings volatility may result.

We purchase and sell from time to time interest rate caps, interest rate swaps, interest rate futures, and similar instruments to attempt to mitigate the risk of the spread between the yield on earning assets and the cost of funds narrowing as interest rates change. We also attempt to hedge, to some degree, the market values of balance sheet items. Also, we purchase and sell interest rate caps, interest rate swaps, interest rate futures, and similar instruments to attempt to modify the characteristics of any fixed-rate loan issuance, or to hedge the anticipated issuance of future liabilities or the market value of certain assets. We may also buy or sell US Treasury securities, mortgage securities, agency securities, or other cash instruments as part of our hedging strategy. In this way, we intend generally to hedge as much of the interest rate risk and prepayment risk as management determines is in our best interests given the cost of such hedging transactions and the need to maintain our status as a REIT. The amount of income we may earn from our interest rate caps and other hedging instruments is subject to substantial limitations under the REIT provisions of the Code. In particular, when we earn income under such instruments, we will seek advice from tax counsel as to whether such income constitutes qualifying income for purposes of the 95% gross income test and as to the proper characterization of such arrangements for purposes of the REIT asset tests. This determination may result in our electing to bear a level of interest rate risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing such risk is advisable.

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

A substantial portion of our portfolio at December 31, 1999 consisted of single-family mortgage loans or mortgage assets evidencing interests in single-family mortgage loans. At December 31, 1999, 58% of the mortgage assets we owned were single-family mortgage loans and 41% were single-family mortgage securities. Commercial mortgage loans totaled $8 million, or 0.4% of assets. We bear the risk of credit loss on any residential or commercial mortgage assets we purchase in the secondary mortgage market or through our mortgage lending business. To the extent third parties have been contracted to provide the credit enhancement, we are dependent in part upon the credit worthiness and claims-paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Furthermore, the insurance coverage for various types of losses is limited in amount and losses in excess of the limitation would be borne us.

Prior to securitization, we generally do not intend to obtain credit enhancements such as mortgage pool or special hazard insurance for our residential and commercial mortgage loans, other than FHA insurance, VA guarantees, and private mortgage insurance, in each case relating only to individual residential mortgage loans. Accordingly, during the time we hold such mortgage loans for which third party insurance or other credit enhancements are not obtained, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance, such as those occurring from earthquakes or floods. In the event of a default on any mortgage loan held by us, including, without limitation, resulting from higher default levels as a result of declining property values and worsening economic conditions, among other factors, we would bear the risk of loss of principal to the extent of any deficiency between the value of the related real property, plus any payments from an insurer or guarantor, and the amount owing on the mortgage loan. Defaulted mortgage loans would also cease to be eligible collateral for short-term borrowings and, to the extent not funded with long-term non-recourse debt, would have to be financed by us out of other funds or funded with equity until ultimately liquidated, resulting in increased financing costs and reduced net income or a net loss.

We expect to pool mortgage loans funded short-term and securitize them to obtain long-term financing. In doing so we may continue to bear the risk of loss on the underlying mortgage loans because we may not obtain third party credit enhancements and we may retain the subordinated securities of the resulting structure. In addition, we intend to continue to purchase subordinated mortgage securities issued by others wherein the risk of credit loss in our interest is based on the underlying mortgage loans in the entire pool. In these cases, our credit loss exposure is based on a larger pool of assets than may appear on our balance sheet, although our potential losses are limited to our investment in such subordinated pieces.

A dramatic increase in short-term interest rates may adversely affect our results of operations.

Our liabilities generally reset monthly while our assets reset monthly, semi-annually or annually. Thus, a dramatic increase in short-term rates would result in an increase in our cost of funds sooner than the coupon rates would reset on our assets. Furthermore, most of our assets have periodic caps and life caps that may limit the amount by which the coupon rates reset whereas there generally are no limitations as to how fast or how far our cost of funds might rise. As a result of these factors, should short-term interest rates rise very quickly and dramatically, our interest expense for our borrowings may exceed the interest income earned on our assets for a period of time. In such a circumstance, not only would our net interest income be reduced or eliminated, but also the market values of our assets would likely decline. Such declines could materially effect our reported earnings and our liquidity. We attempt to mitigate such risk through our hedging programs, but there can be no assurance that such hedge strategies will fully cover this risk.

Inability to acquire attractively priced and underwritten mortgage assets may adversely affect our ability to achieve our investment objectives.

Since our assets pay down through scheduled principal repayments and through prepayments, we must reinvest our capital in new assets to keep our capital fully employed and meet our objectives. There can be no assurance that we will be able to acquire sufficient mortgage assets at spreads above our cost of funds. Our net income depends, in large part, on our ability to acquire mortgage assets at favorable spreads to our borrowing costs. In acquiring mortgage assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, and other entities purchasing mortgage assets, many of which have greater financial resources than we have.

In addition, in fluctuating interest rate environments, cost to the borrower on new adjustable-rate and hybrid mortgage loans may increase relative to the cost to the borrower on new fixed-rated mortgage loans. Under such conditions, borrowers tend to favor fixed-rate mortgage loans, thereby decreasing the supply of adjustable- rate and hybrid loans available for us to purchase. In addition, an increase in refinancings from adjustable-rate and hybrid loans to fixed-rate loans may occur, thus increasing the prepayment rates experienced by our portfolio and increasing our asset purchase requirements. In addition, the relative availability of adjustable-rate and hybrid mortgage loans may also be diminished by a number of other market and regulatory considerations. In these circumstances, we may be required to change our investment strategies to emphasize different asset types, may pay higher prices for relatively scarce adjustable-rate and hybrid loans, and/or may operate with a reduced asset size. Each of these strategies may reduce our earnings.

A flattening or inversion of the yield curve between short and long-term interest rates may adversely affect our results of operations.

The shape of the yield curve will affect the results of our operations. Generally, a flat yield curve between one month and one year interest rates will tend to reduce our spread between our yield on assets and our cost of funds, thereby reducing net interest income. Lower short-term rates reduce the yields on both our assets and our cost of funds but may have the overall effect of lowering net interest income over time as the yield on our assets funded with equity would tend to decline.

The shape of the yield curve between short-term and long-term interest rates generally affects the prepayment behavior of our mortgage assets. Lower long-term rates generally result in faster prepayments that increase our amortization expense, lower the market value of our assets, and may reduce net income.

We lack voting control of our taxable affiliates.

We formed Holdings to serve as a holding company for our taxable affiliates to legally separate lines of business from the REIT entity. This was done for regulatory, tax, risk management, and other reasons. George E. Bull III and Douglas B. Hansen, executive officers of Redwood Trust, Inc., own 100% of the voting common stock of Holdings while we own 100% of Holdings' nonvoting preferred stock. The common stock is entitled to one percent of dividend distributions of Holdings and the preferred stock is entitled to 99% of such distributions. Holdings wholly owns RCF and other subsidiaries. Without voting control of Holdings and its subsidiaries, we cannot be assured that their business activities and policies may not differ from those that would be followed if we did have voting control. In addition, while Holdings and Messrs. Bull and Hansen have entered into an agreement of shareholders which contains certain management and control provisions and restrictions on transfer of the common stock of Holdings, we cannot be assured that the agreement will be enforced in a timely manner against the individuals, their heirs or representatives. We are obligated to pay preferred dividends before common dividends, and certain restriction are imposed on us by the preferred stockholders.

HOLDINGS OPERATIONS RISKS

Holdings operations will have an impact on our overall performance. There are many risks associated with the business conducted at Holdings, and its operating results are difficult to ascertain. To the extent Holdings or its subsidiaries engage in portfolio lending, they face many of the risks discussed above. In addition, RCF is subject to operations risks including the following:

RCF faces the risks of a recently formed enterprise.

RCF is a recently formed enterprise. We cannot assure you that RCF will achieve or maintain profitability. RCF plans to expand and develop its business. There can be no assurance that such activities will be effective.

RCF may be adversely impacted by credit losses.

RCF faces risk of loss on its commercial mortgage loans due to default of the borrowers for credit or other reasons. Commercial mortgage loans of the type originated by RCF are generally subject to higher levels of credit and other risks compared to residential mortgage loans in our portfolio. In the event of default, the collateral securing such loans may not be adequate to fully discharge the amounts due. RCF bears directly the risk of loss on loans being held by it for sale to investors. RCF relies on being able to originate and acquire commercial loans at prices lower than its investors will buy these loans. Credit concerns from delinquent or defaulted loans, as well as other factors such as interest rate variations, failure to hedge effectively, supply and demand considerations in the market place, and the like, can reduce or eliminate RCF's ability to realize a gain on sale. Although RCF generally does not make representations and warranties to its investors upon sale of its loans, if the loans sold by RCF perform poorly, RCF's ability to continue to sell loans to investors could be significantly diminished and cause RCF to curtail or suspend its lending activities.

RCF may be adversely impacted by market risk.

RCF maintains inventory positions in commercial mortgage loans. In addition, RCF may enter into commitments to sell mortgage loans and may hold loans on a temporary basis pending resale. As such, RCF is exposed to market risk. Market risk includes the risk of decrease in market value of the inventoried assets due to interest rate changes, a downturn in the commercial real estate market, or other factors and the risk of reduced net interest income or losses from prepayment levels higher than anticipated or increased funding costs. In addition, counterparties to loan sale commitments may not be able or willing to complete transactions, thus potentially exposing RCF to loss.

RCF is dependent on the availability of borrowings.

In order to facilitate its loan originations, RCF will rely on short-term collateralized borrowing arrangements. The cost and availability of such funding may affect RCF's profitability and ability to maximize returns on the opportunities it creates. There is no assurance that RCF will be able to obtain or retain such borrowing arrangements.

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

Capital stock price volatility may adversely affect the market price of our common stock. With respect to the public market for our common stock, it is likely that the market price of the common stock will be influenced by earnings volatility and by the market's perception of our ability to achieve earnings growth. Our earnings resulting from activities at Redwood Trust and Holdings are dependent on revenues, which consist primarily of net asset appreciation, net gain on sale and interest income, exceeding expenses, consisting primarily of interest expense, hedging expenses, credit expenses, operating expenses and, in the case of Holdings, taxes. All of these elements can be volatile with respect to a variety of internal and external factors. Liquidity and capital issues can have large effects. Our dividend, and practices with respect to paying a dividend, may also effect the stock price. In addition, if the market price of other REIT or financial stocks decline for any reason, or if there is a broad-based decline in real estate values or in the value of our mortgage assets and the market price of our common stock has been adversely affected due to any of the foregoing reasons, the liquidity of our common stock may be negatively affected and investors who may desire or be required to sell shares of common stock may experience losses.

COMPETITION

REDWOOD TRUST

We believe that our principal competition in the business of acquiring, managing, credit-enhancing and financing mortgage assets and issuing mortgage-backed debt to investors are financial institutions such as banks, savings and loans, life insurance companies, bond insurance companies, mortgage insurance companies, Fannie Mae, Freddie Mac, Federal Home Loan Banks, institutional investors such as mutual, pension and hedge funds, and certain other mortgage REITs. While most of these entities have significantly greater resources than us, we anticipate that we will be able to compete effectively and generate relatively attractive rates of return for our stockholders due to our relatively low level of operating costs, relative freedom to securitize our assets, our ability to utilize prudent amounts of leverage through accessing the wholesale market for collateralized borrowings, freedom from certain forms of regulation and the tax advantages of its REIT status. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage assets resulting in higher prices and lower yields on such mortgage assets. We believe we are and plan to continue to be a "low cost producer" compared to most of our competitors in the business of holding, credit-enhancing and financing mortgage assets.

RWT HOLDINGS, INC.

Holdings' business unit, RCF, competes in the business of originating, purchasing, and selling commercial mortgage loans with established mortgage correspondent programs, investment banking firms, securities broker-dealers, savings and loan associations, banks, finance companies, mortgage bankers, mortgage brokers, insurance companies, other lenders, and other entities originating and selling commercial mortgage assets. Many of the institutions with which RCF competes in these operations have significantly greater financial resources than RCF and Holdings. Fluctuations in the volume and cost of acquiring mortgage assets resulting from competition from other prospective originators of mortgage assets could adversely affect the profitability of RCF and Holdings operations.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain Federal income tax considerations to Redwood Trust and its stockholders. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular stockholder in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their Common Stock as a "capital asset" (generally, property held for investment) under the Code. Stockholders are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of the Common Stock, including the application and effect of Federal, state, local and foreign income and other tax laws.

GENERAL

Redwood Trust has elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1994. Management currently expects that Redwood Trust will continue to operate in a manner that will permit Redwood Trust to maintain its qualifications as a REIT. This treatment will permit Redwood Trust to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders.

There can be no assurance that Redwood Trust will continue to qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of Redwood Trust. If Redwood Trust failed to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. In this event, Redwood Trust could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

The following is a brief summary of certain technical requirements that Redwood Trust must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

STOCK OWNERSHIP TESTS

The capital stock of Redwood Trust must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. Redwood Trust must satisfy these stock ownership requirements each taxable year. Redwood Trust must solicit information from certain of its shareholders to verify ownership levels and its Articles of Incorporation provide restrictions regarding the transfer of Redwood Trust's shares in order to aid in meeting the stock ownership requirements. If Redwood Trust were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the "good faith" exemption is available.

ASSET TESTS

Redwood Trust must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

     (a) at least 75% of the value of Redwood Trust's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the "75% Asset Test"); and

     (b) the value of securities held by Redwood Trust but not taken into account for purposes of the 75% Asset Test must not exceed either (i) 5% of the value of Redwood Trust's total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

Redwood Trust expects that substantially all of its assets will be Qualified REIT Real Estate Assets. In addition, Redwood Trust does not expect that the value of any non-qualifying security of any one entity, including interests in taxable affiliates, would ever exceed 5% of Redwood Trust's total assets, and Redwood Trust does not expect to own more than 10% of any one issuer's voting securities.

Redwood Trust intends to monitor closely the purchase, holding and disposition of its assets in order to comply with the REIT Asset Tests. In particular, Redwood Trust intends to limit and diversify its ownership of any assets not qualifying as Qualified REIT Real Estate Assets to less than 25% of the value of Redwood Trust's assets and to less than 5%, by value, of any single issuer. If it is anticipated that these limits would be exceeded, Redwood Trust intends to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits.

GROSS INCOME TESTS
Redwood Trust must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year:

     (a) at least 75% of Redwood Trust's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test");

     (b) at least 95% of Redwood Trust's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test"); and

Redwood Trust intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of mortgage assets, to comply with the REIT Gross Income Tests. In accordance with the code, Redwood Trust will treat income generated by its interest rate caps and other hedging instruments as qualifying income for purposes of the 95% Gross Income Tests to the extent the interest rate cap or other hedging instrument was acquired to reduce the interest rate risks with respect to any indebtedness incurred or to be incurred by Redwood Trust to acquire or carry real estate assets. In addition, Redwood Trust will treat income generated by other hedging instruments as qualifying or non-qualifying income for purposes of the 95% Gross Income Test depending on whether the income constitutes gains from the sale of securities as defined by the Investment Company Act of 1940. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in the qualifying income of Redwood Trust which may result in the non-qualifying income exceeding 5% of gross income, Redwood Trust may be unable to comply with certain of the REIT Gross Income Tests. See " - Taxation of Redwood Trust" below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

DISTRIBUTION REQUIREMENT

Redwood Trust must generally distribute to its stockholders an amount equal to at least 95% of Redwood Trust's REIT taxable income before deductions of dividends paid and excluding net capital gain. (See recently enacted tax legislation section below describing changes to the current distribution requirement.)

The IRS has ruled that if a REIT's dividend reinvestment plan allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the 95% distribution requirement. Redwood Trust maintains a Dividend Reinvestment and Stock Purchase Plan ("DRP") and intends that the terms of its DRP will comply with this ruling.

QUALIFIED REIT SUBSIDIARIES

Redwood Trust currently holds some of its assets through Sequoia Mortgage Funding Corporation, a wholly-owned subsidiary, which is treated as a "Qualified REIT Subsidiary". As such its assets, liabilities and income are generally treated as assets, liabilities and income of Redwood Trust for purposes of each of the above REIT qualification tests.

TAXATION OF REDWOOD TRUST

In any year in which Redwood Trust qualifies as a REIT, Redwood Trust will generally not be subject to Federal income tax on that portion of its REIT taxable income or capital gain that is distributed to its stockholders. Redwood Trust will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

Notwithstanding its qualification as a REIT, Redwood Trust may also be subject to tax in certain other circumstances. If Redwood Trust fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which Redwood Trust fails either the 75% or the 95% Gross Income Test. Redwood Trust will also be subject to a tax of 100% on net income derived from any "prohibited transaction" (which includes dispositions of property classified as "dealer" property) and if Redwood Trust has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, if Redwood Trust fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year and (ii) 95% of its REIT capital gain net income for such year, Redwood Trust would be subject to a 4% Federal excise tax on the excess of such required distribution over the amounts actually distributed during the taxable year, plus any undistributed amount of ordinary and capital gain net income from the preceding taxable year. Redwood Trust may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

If Redwood Trust fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Redwood Trust would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which Redwood Trust fails to qualify as a REIT would not be deductible by Redwood Trust, nor would they generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, Redwood Trust would also be disqualified from re-electing REIT status for the four taxable years following the year in which it became disqualified.

Redwood Trust intends to monitor on an ongoing basis its compliance with the REIT requirements described above. In order to maintain its REIT status, Redwood Trust will be required to limit the types of assets that Redwood Trust might otherwise acquire, or hold certain assets at times when Redwood Trust might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

TAXABLE SUBSIDIARIES

Redwood Trust intends to undertake certain hedging activities and the creation of mortgage securities through securitization through its taxable affiliates. In order to ensure that Redwood Trust does not violate the more than 10% voting stock of a single issuer limitation described above, Redwood Trust owns (or will own) only nonvoting preferred, nonvoting common stock or 10% or less of the voting common stock and the other persons own (or will own) all of the remaining voting common stock of such taxable affiliates. The value of Redwood Trust's investment in such taxable affiliates must also be limited to less than 5% of the value of Redwood Trust's total assets at the end of each calendar quarter so that Redwood Trust can also comply with the 5% of value, single issuer asset limitation described above under " - General - Asset Tests." The taxable affiliates do not elect REIT status and distribute only net after-tax profits to their stockholders, including Redwood Trust. Before Redwood Trust engages in any hedging or securitization activities or uses any such taxable affiliates, Redwood Trust will obtain an opinion of counsel to the effect that such activities or the formation and contemplated method of operation of such corporation will not cause Redwood Trust to fail to satisfy the REIT Asset and REIT Gross Income Tests.

TAXATION OF STOCKHOLDERS

Distributions (including constructive distributions) made to holders of Common Stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of Redwood Trust's current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the Common Stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by Redwood Trust as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed Redwood Trust's actual net capital gain for the taxable year. Distributions by Redwood Trust, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction. In the event that Redwood Trust realizes a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss. Further, if Redwood Trust (or a portion of its assets) were to be treated as a taxable mortgage pool, any "excess inclusion income" that is allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder. Future Treasury Department regulations may require that the stockholders take into account, for purposes of computing their individual alternative minimum tax liability, certain tax preference items of Redwood Trust.

Dividends declared during the last quarter of a taxable year and actually paid during January of the following taxable year are generally treated as if received by the stockholder on the record date of the dividend payment and not on the date actually received. In addition, Redwood Trust may elect to treat certain other dividends distributed after the close of the taxable year as having been paid during such taxable year, but stockholders will be treated as having received such dividend in the taxable year in which the distribution is made.

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

DRP participants will generally be treated as having received a dividend distribution, subject to tax as ordinary income, in an amount equal to the fair value of the Common Stock purchased with the reinvested dividends generally on the date Redwood Trust credits such Common Stock to the DRP participant's account.

Redwood Trust is required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of its Capital Stock disclosing the actual and constructive ownership of such stock and to maintain permanent records showing the information it has received as to the actual and constructive ownership of such stock and a list of those persons failing or refusing to comply with such demand.

In any year in which Redwood Trust does not qualify as a REIT, distributions made to its stockholders would be taxable in the same manner discussed above, except that no distributions could be designated as capital gain dividends, distributions would be eligible for the corporate dividends received deduction, the excess inclusion income rules would not apply, and stockholders would not receive any share of Redwood Trust's tax preference items. In such event, however, Redwood Trust would be subject to potentially substantial Federal income tax liability, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

TAXATION OF TAX-EXEMPT ENTITIES

Subject to the discussion below regarding a "pension-held REIT," a tax-exempt stockholder is generally not subject to tax on distributions from Redwood Trust or gain realized on the sale of the Securities, provided that such stockholder has not incurred indebtedness to purchase or hold its Securities, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that Redwood Trust, consistent with its present intent, does not hold a residual interest in a REMIC that gives rise to "excess inclusion" income as defined under section 860E of the Code. However, if Redwood Trust was to hold residual interests in a REMIC, or if a pool of its assets were to be treated as a "taxable mortgage pool," a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income ("UBTI"). Although Redwood Trust does not believe that Redwood Trust, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

If a qualified pension trust (i.e., any pension or other retirement trust that qualifies under Section 401 (a) of the Code) holds more than 10% by value of the interests in a "pension-held REIT" at any time during a taxable year, a substantial portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a "pension-held REIT" is a REIT
(i) that would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders in determining ownership of stock of the REIT and (ii) in which at least one qualified pension trust holds more than 25% by value of the interest of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT. Assuming compliance with the Ownership Limit provisions in Redwood Trust's Articles of Incorporation it is unlikely that pension plans will accumulate sufficient stock to cause Redwood Trust to be treated as a pension-held REIT.

Distributions to certain types of tax-exempt stockholders exempt from Federal income taxation under Sections 501 (c)(7), (c)(9), (c)(17), and (c)(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable "set aside" and reserve requirements.

STATE AND LOCAL TAXES

Redwood Trust and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of Redwood Trust and its stockholders may not conform to the Federal income tax consequences discussed above. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Common Stock.

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

DIVIDENDS

Dividends paid by Redwood Trust out of earnings and profits, as determined for United States Federal income tax purposes, to a Non-United States Holder will generally be subject to withholding of United States Federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business. Distributions paid by Redwood Trust in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his shares, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the earnings and profits of Redwood Trust, the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Non-United States Holder's United States Federal tax liability if it is subsequently determined that such distribution was, in fact, in excess of the earnings and profits of Redwood Trust. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Non-United States Holder, the dividend received by such holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax).

For any year in which Redwood Trust qualifies as a REIT, distributions to a Non-United States Holder that are attributable to gain from the sales or exchanges by Redwood Trust of "United States real property interests" will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption. Redwood Trust is required to withhold 35% of any distribution that could be designated by Redwood Trust as a capital gains dividend. This amount may be credited against the Non-United States Holder's FIRPTA tax liability. It should be noted that mortgage loans without substantial equity or shared appreciation features generally would not be classified as "United States real property interests."

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

Gain recognized by a Non-United States Holder upon a sale of either Common Stock or Preferred Stock will generally not be subject to tax under FIRPTA if Redwood Trust is a "domestically-controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-United States persons. Because only a minority of Redwood Trust's stockholders is expected to be Non-United States Holders, Redwood Trust anticipates that it will qualify as a "domestically-controlled REIT." Accordingly, a Non-United States Holder should not be subject to United States Federal income tax from gains recognized upon disposition of its shares.

INFORMATION REPORTING AND BACKUP WITHHOLDING

Redwood Trust will report to its U.S. shareholders and the Internal Revenue Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a shareholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or
(b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A shareholders that does not provide Redwood Trust with its correct taxpayer identification number may also be subject to penalties imposed by the Internal Revenue Service. Any amount paid as backup withholding will be creditable against the shareholder's income tax liability. In addition, Redwood Trust may be required to withhold a portion of dividends and capital gain distributions to any shareholders that do not certify under penalties of perjury their non-foreign status to Redwood Trust.

RECENTLY ENACTED TAX LEGISLATION

Recently enacted tax legislation (HR 1180) changes the requirement for years beginning after December 31, 2000 that a REIT not own more than 10% of the voting power of a corporation (other than a "REIT Subsidiary") to a requirement based on a 10% of vote or value limit, except in the case of certain taxable REIT subsidiaries ("TRS") engaged in specific types of activities. The combined value of all TRS's, however, would be limited to no more than 20% of the total value of a REIT's assets. In addition, significant other limitations would apply with respect to transactions between the REIT and the TRS.

In addition, the current REIT 95% distribution requirement (see above) will decrease to 90% for tax years beginning after December 31, 2000. Several other REIT provision changes not discussed here were made as part of the recently enacted tax legislation and are generally effective for years beginning after December 31, 2000.

Generally, a dividend distribution of earnings from a REIT is considered for estimated tax purposes only when the dividend is made. However, recently enacted legislation, effective December 15, 1999, requires any person owning at least 10% of the vote or value of a closely-held REIT to accelerate recognition of year-end dividends received from the REIT in computing estimated tax payments.

EMPLOYEES

As of March 15, 2000, we employed twenty-five people, RCF employed fourteen people, and RRF employed nine people.

ITEM 2. PROPERTIES

Redwood Trust and Holdings lease space for their executive and administrative offices at 591 Redwood Highway, Suites 3100, 3120 and 3140, Mill Valley, California 94941, telephone (415) 389-7373.

RCF leases space for its commercial origination operations at 6548 South McCarran Blvd., Suite A, Reno, Nevada 89509, telephone (775) 448-9200. Additionally, RCF leases three offices, all located in California, for use by its loan production officers.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 1999, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Redwood Trust's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective January 28, 1998, Redwood Trust's Common Stock was listed and traded on the New York Stock Exchange under the symbol RWT. Prior to that date, Redwood Trust's Common Stock was traded on the over-the-counter market and was quoted on the Nasdaq National Market under the symbol RWTI. Redwood Trust's Common Stock was held by approximately 350 holders of record on March 15, 2000 and the total number of beneficial shareholders holding stock through depository companies was approximately 3,000. The high and low closing sales prices of shares of the Common Stock as reported on the New York Stock Exchange or the Nasdaq National Market composite tape and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

                                                         Common Dividends Declared
                                                     ---------------------------------
                             Stock Prices             Record       Payable        Per
                           High           Low          Date          Date        Share
                         -------------------------------------------------------------
Year Ended
December 31, 2000

First Quarter (through
March 15, 2000)          $13 9/16      $11 15/16      3/31/00       4/21/00      $0.35

Year Ended
December 31, 1999

First Quarter            $17 3/8       $13 1/2             --            --         --
Second Quarter           $17 9/16      $14 1/2             --            --         --
Third Quarter            $17 1/2       $12 3/4        11/8/99      11/22/99      $0.15
Fourth Quarter           $13 1/4       $11 5/16      12/31/99       1/21/00      $0.25

Year Ended
December 31, 1998

First Quarter            $23 1/2       $18 5/8       5/7/98        5/21/98       $0.27
Second Quarter           $25 5/8       $17 9/16      8/6/98        8/21/98       $0.01
Third Quarter            $17 5/8       $12 3/4           --             --          --
Fourth Quarter           $16 1/16      $11 1/16          --             --          --

Redwood Trust intends to pay quarterly dividends so long as the minimum REIT distribution rules require it. Redwood Trust intends to make distributions to its stockholders of all or substantially all of its taxable income each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by Redwood Trust at the discretion of the Board of Directors and will depend on the taxable earnings of Redwood Trust, financial condition of Redwood Trust, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Preferred Stock. As of December 31, 1999, the full cumulative dividends have been paid on the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,

                                                            1999           1998            1997           1996          1995
                                                         -----------   ------------    ------------   ------------   -----------
STATEMENT OF OPERATIONS DATA:
   Interest income                                       $   147,310   $    222,804    $    198,604   $     67,284   $    15,726
   Interest expense                                         (117,162)      (196,124)       (160,277)       (49,191)      (10,608)
   Interest rate agreement expense                            (2,065)        (3,514)         (3,741)        (1,158)         (339)
   Net interest income                                        28,083         23,166          34,586         16,935         4,779
   Provision for credit losses                                (1,346)        (1,120)         (2,930)        (1,696)         (493)
   Equity in earnings (losses) of RWT Holdings, Inc.         (21,633)        (4,676)             --             --            --
   Operating expenses(a)                                      (3,835)        (4,656)         (4,658)        (2,554)       (1,131)
   Net unrealized/realized market value gains (losses)           284        (38,943)            563             --            --
   Net income (loss) before change in acctg principle         (1,013)       (30,057)   $     24,746   $     11,537   $     3,155
   Net income (loss) available to common stockholders    $    (1,013)  $    (40,118)   $     24,746   $     11,537   $     3,155
   Average common shares - "diluted"                       9,768,345     13,199,819      13,680,410      8,744,184     3,703,803
   Diluted net income (loss) per share
   before change in accounting principle                 $     (0.10)  $      (2.28)   $       1.81   $       1.32   $      0.85
   Diluted net income (loss) per share                   $     (0.10)  $      (3.04)   $       1.81   $       1.32   $      0.85
   Net taxable income                                    $     7,812   $      2,859    $     29,964   $     15,168   $     3,832
   Net taxable income available to common stockholders   $     5,071   $        112    $     27,149   $     14,020   $     3,832
   Cash Dividends declared per Class A preferred share            --             --              --             --   $     0.500
   Cash Dividends declared per Class B preferred share   $     3.020   $      3.020    $      3.020   $      1.141           N/A
   Cash Dividends declared per common share              $     0.400   $      0.280    $      2.150   $      1.670   $     0.460
BALANCE SHEET DATA:
   Mortgage assets                                       $ 2,367,405   $  2,670,863    $  3,366,622   $  2,153,428   $   432,244
   Total assets                                          $ 2,419,928   $  2,832,448    $  3,444,197   $  2,184,197   $   441,557
   Short-term debt                                       $ 1,253,565   $  1,257,570    $  1,914,525   $  1,953,103   $   370,316
   Long-term debt                                        $   945,270   $  1,305,560    $  1,172,801             --            --
   Total liabilities                                     $ 2,209,993   $  2,577,658    $  3,109,660   $  1,973,192   $   373,267
   Total stockholders' equity                            $   209,935   $    254,790    $    334,537   $    211,005   $    68,290
   Number of Class B preferred shares outstanding            902,068        909,518         909,518      1,006,250            --
   Number of common shares outstanding (EOP)               8,783,341     11,251,556      14,284,657     10,996,572     5,517,299
   Reported book value per common share                  $     20.88   $      20.27    $      21.55   $      16.50   $     12.38
OTHER DATA:
   Average assets                                        $ 2,293,238   $  3,571,889    $  3,036,725   $    999,762   $   220,616
   Average borrowings                                    $ 2,046,132   $  3,250,914    $  2,709,208   $    861,316   $   174,926
   Average equity                                        $   237,858   $    307,076    $    307,029   $    131,315   $    43,349
   Interest rate spread                                         0.82%          0.34%           0.68%          1.09%         1.11%
   Net interest margin                                          1.22%          0.65%           1.14%          1.69%         2.17%
   Operating expenses as a % of net interest income(a)         13.66%         20.09%          13.47%         15.08%        23.66%
   Operating expenses as a % of average assets(a)               0.17%          0.13%           0.15%          0.26%         0.51%
   Operating expenses as a % of average equity(a)               1.61%          1.52%           1.52%          1.94%         2.61%
   Return on average assets                                     0.08%         (1.05)%          0.91%          1.27%         1.43%
   Average assets/average equity                               9.64x         11.63x           9.89x          7.61x         5.09x
   Return on average equity                                     0.73%        (12.17)%          8.98%          9.66%         7.28%
   Credit reserves                                       $     5,954   $      4,973    $      4,931   $      2,180   $       490
   Actual credit losses                                  $      (317)  $     (1,079)   $       (179)  $         (6)  $        (4)

(a) Excludes one-time termination expense of $1.2 million for 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc., or "Redwood Trust", and our business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to "Company Business and Strategy" beginning on Page 4 and "Risk Factors" commencing on Page 13 of this 1999 Form 10-K.


OVERVIEW

Redwood Trust is a finance company specializing in the mortgage portfolio lending business. Our primary activity is the acquisition, financing, and management of high-quality jumbo residential mortgage loans. We fund our loans chiefly through the issuance of long-term debt. We also manage a portfolio of jumbo residential mortgage securities and originate commercial mortgage loans for sale to other financial institutions.

Our core business of mortgage finance is conducted through Redwood Trust, Inc., which is a qualified real estate investment trust ("REIT"). In general, our REIT status allows us to avoid corporate income taxes by distributing to our shareholders an amount equal to at least 95% of taxable income.

We also own a 99% economic interest in a taxable affiliate company, RWT Holdings, Inc. ("Holdings"). Our investment in Holdings is accounted for under the equity method. Holdings originates commercial mortgage loans for sale to institutional investors through its Redwood Commercial Funding, Inc. ("RCF") subsidiary. RCF typically originates shorter-term floating-rate commercial mortgage loans to high-quality borrowers who require more flexible borrowing arrangements than are usually offered by life insurance companies or commercial mortgage conduit lending programs.

Holdings had two other operating businesses, Redwood Financial Services, Inc. ("RFS") and Redwood Residential Funding ("RRF"). Due to a variety of start-up difficulties with these operations, RFS was closed in the third quarter of 1999 and RRF was closed in the fourth quarter of 1999. These closures resulted in restructuring charges of $8.4 million during the year ended December 31, 1999, and a significant reduction in the headcount and ongoing operating expenses at Holdings.

For more information, please visit our Web site at: http://www.redwoodtrust.com.

FINANCIAL CONDITION

Our balance sheet presents our mortgage finance assets and liabilities. It also includes, as one line item, our net investment in Holdings. Holdings' balance sheet and financial condition are presented separately with discussion and analysis beginning on Page 39.

At December 31, 1999, we owned $1.4 billion mortgage loans and $1.0 billion mortgage securities. We financed these mortgage assets with $1.3 billion of short-term debt, $0.9 billion of long-term debt, and $210 million of equity.

Our exposure to credit loss from our mortgage loans is limited, to some degree, by the method we use to finance a portion of these loans. The long-term debt we issue is non-recourse to us; as a result, our credit exposure to our long-term debt financed loans is limited to our net investment remaining after the issuance of such debt. A total of $0.9 billion of non-recourse assets and liabilities are owned by trusts created by our special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). The trusts are "bankruptcy-remote" with respect to Redwood Trust. Although the net earnings of the trusts accrue to Redwood Trust, Redwood Trust is not responsible for the repayment of Sequoia debt and Sequoia has no call on the liquidity of Redwood Trust. Our recourse exposure to Sequoia's mortgage assets is limited to our equity investments in these trusts. At December 31, 1999, these equity investments had a reported net value of $32 million.

At December 31, 1998, the portion of our balance sheet that was subject to recourse was $1.5 billion of assets, $1.3 billion of borrowings, and $0.2 billion of equity. The ratio of equity-to-recourse-assets was 14.8%. The ratio of recourse-debt-to-equity was 6.0 to 1.0.

At December 31, 1998, we reported $2.8 billion in assets, of which $1.5 billion were recourse, and $2.6 billion of liabilities, of which $1.3 billion were recourse. Equity capital was $0.3 billion. The ratio of equity-to-recourse-assets was 16.7% and the ratio of recourse-debt-to-equity was
4.9 to 1.0.

EARNING ASSETS

At December 31, 1999, we owned $2.4 billion of earning assets. At December 31, 1998, we owned $2.7 billion of earning assets. During the year ended December 31, 1999, we reduced the amount of our earning assets, in part, as a result of using $37 million of our equity capital to repurchase our common stock. Our earning assets at December 31, 1999 and 1998 included the following:

MORTGAGE LOANS

At December 31, 1999, $993 million carrying value, or 42% of our total mortgage asset portfolio, were high-quality residential mortgage loans with adjustable-rate coupons with a face value of $981 million. Our carrying value of these loans, after $2.8 million of credit reserves, was 101.21% of the face or principal value of the loans. At December 31, 1998, we owned $822 million carrying value of these loans, or 31% of our portfolio, at a carrying value of 101.52% of the $810 million face value (net of a $2.0 million credit reserve). Seriously delinquent loans in this portion of our portfolio were $3.4 million at December 31, 1999 and $3.2 million at December 31, 1998.

At December 31, 1999, $391 million carrying value, or 17% of our total mortgage asset portfolio, were high-quality residential mortgage loans with hybrid coupons with a face value of $392 million. Our hybrid mortgage loans have an initial fixed coupon rate for three to ten years followed by annual adjustments. Our carrying value of these loans, after $2.3 million of credit reserves, was 99.84% of face value. At December 31, 1998, we owned $575 million carrying value of these loans, or 22% of our portfolio, at a carrying value of 100.03% of the $575 million face value (net of a $1.7 million credit reserve). Seriously delinquent loans in this portion of our portfolio were $1.3 million at December 31, 1999 and $0.7 million at December 31, 1998.

At December 31, 1999, $8.4 million carrying value, or 0.4% of our total mortgage asset portfolio, were commercial mortgage loans originated by RCF. Our carrying value of these loans was 99.85% of total face value of $8.4 million. At December 31, 1998, we owned $8.3 million carrying value of these loans, or 0.3% of our portfolio, at a carrying value of 99.56% of face value of $8.3 million. All of these loans were current at December 31, 1999 and December 31, 1998.

We own mortgage loans on real estate properties located throughout the United States. At December 31, 1999, the geographic distribution of our mortgage loan portfolio was as follows: California 26%; Florida 9%; New York 8%; New Jersey 5%; Texas 5%; Georgia 5%. The remaining 42% of our investments were in states located throughout the country, with no one state greater than 5%. At December 31, 1998, 32% of our loan portfolio was secured by properties located in California, 8% were located in Florida, 6% were in New York, 5% were in New Jersey, and the remaining 49% of our portfolio was secured by properties throughout the United States, with no one state greater than 5%.

For presentation purposes, the $1.0 billion at December 31, 1999 and the $1.1 billion at December 31, 1998 of mortgage loans that are financed with long-term debt in Sequoia trusts are classified as "Mortgage Loans: held-for investment" on our balance sheets and are carried at amortized cost. The remaining mortgage loans that are funded with short-term debt and equity are classified as "Mortgage Loans: held-for-sale" on our balance sheets and are carried at the lower-of-cost-or-market, with any related market value adjustments recorded through the income statement.

MORTGAGE SECURITIES

At December 31, 1999, 24% of our total mortgage asset portfolio, or $575 million carrying value with a face value of $565 million, consisted of residential mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA". The majority of these securities, $565 million or 98%, were adjustable-rate securities with the remaining 2% fixed-rate securities. The carrying value of these securities was 101.73% of face value. At December 31, 1998, we owned $601 million carrying value of these securities, or 22% of our portfolio, at a carrying value of 101.28% of the $593 million face value.

At December 31, 1999, 12% of our total mortgage asset portfolio, or $291 million carrying and face value, consisted of adjustable-rate residential mortgage securities issued by private-label security issuers. These securities were credit-enhanced through subordination or other means and were rated "AAA" or "AA". The carrying value of these securities was 99.86% of face value. At December 31, 1998, we owned $551 million carrying value of these securities, or 21% of our portfolio, at a carrying value of 100.16% of the $551 million face value.

At December 31, 1999, 2% of our total mortgage asset portfolio, or $47 million carrying value with a face value of $48 million, consisted of residential floating-rate mortgage securities rated "AAA" or "AA" which were backed by home equity loans, or "HEL". The carrying value of these securities was 98.79% of face value. At December 31, 1998, we owned $57 million carrying value of these securities, or 2% of our portfolio, at a carrying value of 97.62% of the $59 million face value.

At December 31, 1999, 1% of our mortgage asset portfolio, or $28 million carrying value with a face value of $49 million, consisted of lower-rated, residential mortgage securities issued by private-label security issuers. These securities bore some degree of credit risk and were rated "A" or below. The carrying value of these securities, after $0.8 million of credit reserves, was 57.85% of face value. At December 31, 1998, we owned $8 million carrying value of these securities, or 0.3% of our portfolio, at a carrying value, after credit reserves, of 44.60% of the $17 million face value. We intend to increase our investment in lower-rated, residential mortgage securities in the future.

At December 31, 1999, 1% of our mortgage asset portfolio, or $16 million carrying and face value, consisted of fixed-rate, private-label mortgage securities. These are commonly called "CMOs". They were rated "AAA" or "AA" and had average lives of 1 to 2 years. The carrying value of these securities was 97.28% of face value. At December 31, 1998, we owned $19 million carrying value of these securities, or 1% of our portfolio, at a carrying value of 100.59% of the $19 million face value.

At December 31, 1999, 0.5% of our mortgage asset portfolio, or $12 million carrying value with a face value of $13 million, consisted of fixed-rate, credit-enhanced private-label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The carrying value of these securities was 91.00% of face value. At December 31, 1998, we owned $12 million carrying value of these securities, or 0.5% of our portfolio, at a carrying value of 95.09% of the $13 million face value.

At December 31, 1999, 0.3% of our total mortgage asset portfolio, or $6 million carrying and face value, consisted of floating-rate CMO mortgage securities issued by Fannie Mae or Freddie Mac and effectively rated "AAA". The carrying value of these securities was 99.88% of face value. At December 31, 1998, we owned $17 million carrying value of these securities, or 0.6% of our portfolio, at a carrying value of 100.18% of the $17 million face value.

At December 31, 1999, 0.01% of our mortgage asset portfolio, or $0.1 million carrying value with no face value, consisted of interest-only mortgage securities rated "AAA" or "AA". At December 31, 1998, we owned $0.4 million carrying value of these securities, or 0.01% of our portfolio.

For presentation purposes, all of the mortgage securities except for the lower-rated securities are classified as "Mortgage Securities - trading" on our balance sheets and are carried at their estimated fair market value, with any related market value adjustments recorded through the income statement. The $28 million at December 31, 1999 and $8 million at December 31, 1998, of lower-rated mortgage securities are classified as "Mortgage Securities - available-for-sale" on our balance sheets and are also carried at their estimated fair market value. Market value adjustments on these securities, however, are not recorded through the income statement but are included in "accumulated other comprehensive income" in the equity portion of the balance sheet.

U.S. TREASURY SECURITIES

At December 31, 1998, we owned $48 million of ten-year U.S. Treasury securities as part of our asset/liability management and hedging program. We sold our ten-year U.S. Treasury securities in the first half of 1999.

CASH

We had $20 million of unrestricted cash at December 31, 1999 and $56 million at year-end 1998.

Sequoia owned cash totaling $5 million at December 31, 1999 and $13 million at year-end 1998. In consolidating Sequoia assets on our balance sheet, we reflect this cash as "Restricted Cash" since it will be used for the specific purpose of making payments to Sequoia bondholders and is not available for general corporate purposes.

INTEREST RATE AGREEMENTS

Our interest rate agreements are carried on our balance sheet at estimated market value, which was $2.0 million at December 31, 1999 and $2.5 million at December 31, 1998. Please see "Note 2. Summary of Significant Accounting Policies", "Note 7. Interest Rate Agreements" and "Note 10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information.

INVESTMENT IN RWT HOLDINGS, INC.

We do not consolidate the assets and liabilities of Holdings on our balance sheet. We reflect the net book value of our investment in one line item on our balance sheet labeled "Investment in RWT Holdings, Inc." We refer you to Holdings' "Consolidated Financial Statements and Notes" and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

Through December 31, 1999, we had invested $29.7 million in the preferred stock of Holdings. Our share of the operating losses at Holdings has reduced the carrying value of this investment. The carrying value was $3.4 million at December 31, 1999 and $15.1 million at December 31, 1998.

At December 31, 1999, our assets also included loans to Holdings of $6.5 million and a receivable from Holdings of $0.5 million. We expect to collect the full amount of these receivables during the year 2000. We expect that we will continue to provide liquidity to Holdings, when necessary, during the year 2000. At December 31, 1998, loans to Holdings totaled $6.5 million and receivables from Holdings were $0.4 million.

OTHER ASSETS

Our other assets include accrued interest receivables, other receivables, fixed assets, leasehold improvements and prepaid expenses. These totaled $14.9 million at December 31, 1999 and $20.5 million at December 31, 1998.

SHORT-TERM DEBT

Short-term borrowings totaled $1.3 billion at December 31, 1999, or 57% of our total debt. At December 31, 1998, short-term borrowings were $1.3 billion, or 49% of our total debt. We pledge a portion of our mortgage securities portfolio, mortgage loan portfolio, and other investments to secure this debt. Maturities on this debt typically range from one month to one year. The interest rate on most of this debt adjusts monthly to a spread over or under the one-month LIBOR interest rate, with some of it adjusting daily based on the Fed Funds interest rate.

LONG-TERM DEBT

At December 31, 1999, we owned $1.0 billion of residential mortgage loans that were financed with long-term debt through trusts owned by our financing subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). The amount of outstanding Sequoia long-term debt amortizes as the underlying mortgages pay down. As the equity owner of these trusts, we are entitled to distributions of the net earnings of the trusts, which principally consist of the interest income earned from mortgages in each trust less the interest expense of the debt of each trust. Sequoia debt is non-recourse to Redwood Trust. The debt is consolidated on our balance sheet and is reflected as long-term debt, which is carried at historical amortized cost. The original scheduled maturity of this debt was approximately thirty years. Since these debt balances are retired over time as principal payments are received on the underlying mortgages, the expected average life of this debt is two to six years.

At December 31, 1999, 43% of our total debt, or $945 million, was long-term mortgage-backed debt. Of this long-term debt, $563 million had a floating-rate and $382 million was fixed-rate until December 2002, and floating-rate thereafter.

At December 31, 1998, 51% of our total debt, or $1.3 billion, was long-term mortgage-backed debt. Of this long-term debt, $776 million had a floating-rate and $530 million had a fixed-rate until December 2002, at which time it becomes floating-rate debt.

OTHER LIABILITIES

Our other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $11.2 million at December 31, 1999 and $14.5 million at December 31, 1998.

STOCKHOLDERS' EQUITY

At December 31, 1999, total equity capital was $210 million, preferred stock equity was $27 million, and reported common equity totaled $183 million, or $20.88 per common share outstanding.

In reporting equity, we mark-to-market all earning assets and interest rate agreements except mortgage loans that were financed to maturity (Sequoia). In accordance with Generally Accepted Accounting Principles ("GAAP"), no liabilities were marked-to-market.

If we had marked-to-market all of our assets and liabilities, total equity capital would have been reported as $213 million at December 31, 1999. After subtracting out the preference value of the preferred stock, common equity on a full mark-to-market basis was $185 million and the net mark-to-market value per common share was $21.07.

At December 31, 1998, reported equity capital was $255 million, preferred stock equity was $27 million, and reported common equity was $228 million, or $20.27 per common share outstanding. Mark-to-market common equity was $220 million, or $19.53 per common share.

During 1999, total equity fell from $255 million to $210 million primarily as a result of $37 million of stock repurchases. The book value per share increased from $20.27 to $20.88, a 3% increase; the mark-to-market common equity per share increased from $19.53 to $21.07 per share, an increase of 8% or $1.54 per share, during 1999. This increase was due to net asset appreciation and the effects of our stock repurchase program. We acquired 2,483,500 shares, or 22%, of our common stock during the year ended December 31, 1999 at an average price of $14.96 per share.

RESULTS OF OPERATIONS

Our operating results include all of the reported income of our mortgage finance operations plus, as one line item on our income statement, our share of the after-tax results of operations at Holdings. Detailed results at Holdings are discussed separately below. Please see "RWT Holdings, Inc. - Management Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 38 of this 1999 Form 10-K for further discussion of Holdings' financial position and performance.

INTEREST INCOME

For the year ended December 31, 1999, interest income, or total revenues, generated by our mortgage finance operations was $147 million. Our portfolio had average earning assets of $2.2 billion and earned an average yield of 6.65%. During this year, the average coupon rate, or the cash-earning rate on mortgage principal, was 6.93%. The average value of assets included a net unamortized premium of 0.62% of mortgage principal totaling $13 million. We write off this net premium balance as an expense over the life of our assets. Net premium amortization expense for the year for assets was $5 million, which reduced the earning asset yield by 0.22%. The prepayment rate on our mortgage assets, which drives the rate at which we write off net premium balances, was 27% Conditional Prepayment Rate ("CPR") during the year. Other factors reduced the earning asset yield by 0.06%.

For the year ended December 31, 1998, interest income was $223 million. Our portfolio had average earning assets of $3.5 billion and earned an average yield of 6.48%. The average coupon rate was 7.42%. The average reported value of assets included a 1.47% net premium, or $49 million. Net premium amortization expense was $28 million, which reduced earning asset yield by 0.82%. Prepayments during the year were 30% CPR. Other factors reduced the earning asset yield by 0.12%.

For the year ended December 31, 1997, interest income was $199 million. Our portfolio had average earning assets of $3.0 billion and earned an average yield of 6.74%. The average coupon rate was 7.72%. The reported value of assets included a 2.13% net premium, or $61 million. Net premium amortization expense was $23 million, which reduced earning asset yield by 0.81%. Prepayments during the year were 25% CPR. Other factors reduced the earning asset yield by 0.17%.

During 1999, we reduced our earning asset balances in order to free capital to fund the start-up operations at Holdings and fund our stock repurchases. In the third quarter of 1998, we began reporting many of our assets at market value for income statement purposes. This served to decrease our outstanding premium balance, thereby reducing the effect that prepayments had on our earning asset yields. As a result, our earning asset yield increased slightly in 1999 from 1998, despite a lower average coupon rate. The increase in yield is due to reduced premium amortization expenses caused by a combination of lower net premium balances and slower prepayment speeds during the later half of 1999.

In the fourth quarter of 1999, interest income was $35 million. Our portfolio had average earning assets of $2.0 billion and earned an average yield of 6.88%. The average coupon rate was 7.01%. The reported value of assets included a 0.33% net premium, or $7 million. Net premium amortization expense was $0.5 million, which reduced earning asset yield by 0.10%. Prepayments during the quarter were 19% CPR. Other factors reduced the earning asset yield by 0.03%.

For the quarter ended December 31, 1998, interest income was $54 million. Our portfolio had average earning assets of $3.1 billion and earned an average yield of 6.87%. The coupon rate was 7.17%. The reported value of assets included a 0.63% net premium, or $19 million. Net premium amortization expense was $1.8 million, which reduced earning asset yield by 0.23%. Prepayments during the quarter were 32% CPR. Other factors reduced the earning asset yield by 0.07%.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1999 was $117 million. We funded our mortgage portfolio and other assets with an average of $238 million of equity and $2.0 billion of borrowings. We paid an average cost of funds of 5.73% for these borrowings. Short-term debt averaged 47% of total debt and cost us 5.35%. Long-term debt averaged 53% of total debt and cost us 6.03%.

Interest expense for the year ended December 31, 1998 was $196 million. We funded our mortgage portfolio and other assets with an average of $307 million of equity and $3.3 billion of borrowings. We paid an average cost of funds of 6.03% for these borrowings. Short-term debt averaged 61% of total debt and cost us 5.81%. Long-term debt averaged 39% of total debt and cost us 6.38%.

Interest expense for the year ended December 31, 1997 was $160 million. We funded our mortgage portfolio and other assets with an average of $307 million of equity and $2.7 billion of borrowings. We paid an average cost of funds of 5.92% for these borrowings. Short-term debt averaged 88% of total debt and cost us 5.86%. Long-term debt averaged 12% of total debt and cost us 6.31%.

Total interest expense was lower in 1999 due to a reduction in the size of the portfolio. The cost of funds decreased as short-term interest rates fell, on average, from their 1998 levels. Our borrowing costs did not fall by the full amount of the decrease in short-term interest rates during this period, as we utilized an increasing percentage of more expensive long-term debt and we incurred costs in order to secure committed short-term financing.

In the fourth quarter of 1999, interest expense was $28 million. We funded our mortgage portfolio with an average of $222 million of equity and $1.8 billion of borrowings. We paid an average cost of funds of 5.89% for these borrowings. Short-term debt averaged 47% of total debt and cost us 5.78%. Long-term debt averaged 53% of total debt and cost us 6.13%.

For the quarter ended December 31, 1998, interest expense was $44 million. We funded our mortgage portfolio with an average of $253 million of equity and $3.0 billion of borrowings. We paid an average cost of funds of 5.89% for these borrowings. Short-term debt averaged 53% of total debt and cost us 5.59%. Long-term debt averaged 47% of total debt and cost us 6.23%.

INTEREST RATE AGREEMENTS EXPENSE

We use interest rate agreements in order to strengthen our balance sheet, increase liquidity, and dampen potential earnings volatility. In the third quarter of 1998, as a result of early adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we elected to classify all of our interest rate agreements as trading instruments. As a result of this designation, we marked-to-market our interest rate agreements which resulted in a write-down of the basis of these agreements. This market value adjustment had the effect of reducing interest rate agreements amortization expense on an on-going basis. Total interest rate agreement expense may change over time as the mix of our assets and liabilities changes. We refer you to "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for additional details.

Net interest rate agreements expense, [before any market value adjustments which are reflected in the Statement of Operations line item "Realized and Unrealized Market Value Gains (Losses)"], was $2.1 million for the year ended December 31, 1999, $3.5 million for the year ended December 31, 1998, and $3.7 million for the year ended December 31, 1997. As a percent of average borrowings, net interest rate agreements expense was 0.10% during 1999, 0.11% during 1998, and 0.14% during 1997.

Net interest rate agreements expense was $0.5 million for the fourth quarter of 1999 and $0.3 million for fourth quarter of 1998. As a percent of average borrowings, net interest rate agreements expense was 0.11% during the fourth quarter of 1999 and 0.04% during the fourth quarter of 1998.

NET INTEREST INCOME

Net interest income, which equals interest income less interest expense less interest rate agreements expense, was $28 million for the year ended December 31, 1999. Our interest rate spread, which equals the yield on earning assets less the cost of funds and hedging, was 0.82%. Our net interest margin, which equals net interest income divided by average assets, was 1.22% during this year. Our net interest income as a percent of average equity was 11.8% during this year. For the year ended December 31, 1998, net interest income was $23 million, the interest rate spread was 0.34%, and the net interest margin was 0.65%. Our net interest income as a percent of average equity was 7.5% during this year. For the year ended December 31, 1997, net interest income was $35 million, the interest rate spread was 0.68%, and the net interest margin was 1.14%. Our net interest income as a percent of average equity was 11.3% during this year.

Net interest income increased from 1998 to 1999 despite a decrease in our average portfolio size. Our interest rate spread (the difference between our asset yield and our cost of funds) increased from 0.34% to 0.82% during this period. The yield on our assets increased due to a reduction in premium amortization expenses while our cost of funds declined due to falling interest rates.

For the fourth quarter of 1999, net interest income was $7 million, the interest rate spread was 0.88%, and the net interest margin was 1.28%. Net interest income as a percent of average equity was 12.0% for this quarter. For the quarter ended December 31, 1998, net interest income was $10 million, the interest rate spread was 0.94%, and the net interest margin was 1.19%. Net interest income as a percent of average equity was 15.2% for this quarter.

NET UNREALIZED AND REALIZED MARKET VALUE GAINS AND LOSSES

During the year ended December 31, 1999, our portfolio of assets that were marked-to-market for income statement purposes increased in estimated market value by $0.3 million. This net gain consisted of $1.6 million market value gains on mortgage assets, $3.3 million realized losses on U.S. Treasury securities, and $2.0 million market value gains on interest rate agreements. Market values for our mortgage assets rose as anticipated prepayment speeds fell. The losses on the U.S. Treasury securities and the gains on our interest rate agreements were a function of rising interest rates and rising volatility.

In 1998, the net market value loss on our portfolio of assets that was marked-to-market was $49 million. This net loss consisted of $33 million market value losses on mortgage assets and $16 million market value losses on interest rate agreements. In the third quarter of 1998, we adopted mark-to-market accounting and SFAS No. 133. Due to faster prepayment speeds and other factors, the value of our mortgage assets had been declining since the second half of 1997. The market value losses that we recognized in income in 1998 as a result of the adoption of new accounting methodologies represented the cumulative market value losses on mortgage assets and interest rate agreements incurred over a period of several years. Please see "Note 2. Summary of Significant Accounting Policies", "Note 3. Mortgage Assets", and "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for more information regarding these changes in accounting methodologies.

Total net realized gains on assets during the year ended December 31, 1997 were $0.6 million. This net gain consisted of $0.7 million realized gains on mortgage assets and $0.2 million realized losses on interest rate agreements.

The net loss on our portfolio of assets that were marked-to-market in the fourth quarter of 1999 was $1.2 million. This net loss consisted of $1.1 million market value loss on mortgage assets and $0.1 million market value loss on interest rate agreements. During the fourth quarter of 1998, our portfolio experienced a net gain of $2.0 million. This net gain consisted of $1.5 million market value gain on mortgage assets and $0.5 million market value gain on interest rate agreements.

PROVISION FOR CREDIT LOSSES

We take credit provision expenses on our mortgage loans held for investment, which are those loans financed with long-term debt and accounted for on an amortized cost basis. During the year ended December 31, 1999, credit provisions were $1.3 million. In 1998, credit provisions totaled $1.1 million. Credit provision expenses increased from 1998 to 1999 due to an increase in the average size of the mortgage loan portfolio. For the year ended December 31, 1997, credit provisions totaled $2.9 million. Prior to 1998, we also expensed credit provisions on a portfolio of subordinated mortgage securities. We stopped taking credit provisions on this pool of securities in December 1997 when we restructured our credit risk on these securities through a resecuritization transaction ("SMFC re-Remic securities"). We believe the existing reserve for the SMFC re-Remic securities of

$0.8 million at December 31, 1999 will be sufficient to cover likely future credit losses. Actual realized taxable credit losses for the whole company were $0.3 million in 1999, $1.1 million in 1998, and $0.2 million in 1997.

In the quarter ended December 31, 1999, credit provisions were $0.2 million and there were no actual credit losses. For the fourth quarter of 1998, credit provisions were $0.4 million and there were no actual credit losses.

We have recently purchased, and intend to continue to purchase, mortgage-backed securities that have risk of credit loss. In acquiring such assets, we project cash flows and resulting yields under a variety of potential loss scenarios as well as other factors (e.g., interest rates, prepayment speeds.) These securities are purchased at a discount, in part because of the credit risk inherent in these assets. We anticipate a yield on such assets after factoring in anticipated losses. Thus, we do not plan to build a credit reserve for such assets, as such losses are already imbedded in the price paid and resulting yields on such assets. The amount of discount amortized into income is based on the projected future cash flows, after credit losses, on such asset. Once acquired, we continue to review the projected losses on each asset. Should projected credit losses change (which can occur for a variety of reasons), the effective yield earned over the remaining life of the asset will change accordingly.

OPERATING EXPENSES

Total operating expenses for our mortgage finance operations were $3.8 million for the year ended December 31, 1999, $5.9 million for the year ended December 31, 1998, and $4.7 million for the year ended December 31, 1996. Total operating expenses for 1998 include $1.2 million of one-time termination expenses incurred in the fourth quarter. On-going operating expenses in 1998 were $4.7 million. On-going operating expenses as a percentage of average assets were 0.17% in 1999, 0.13% in 1998, and 0.15% in 1997. Operating expenses as a percentage of average equity were 1.61% in 1999, 1.52% in 1998, and 1.52% in 1997. These ratios have increased over time as we have decreased the size of our portfolio and reduced our equity through the repurchase of stock.

Total on-going operating expenses for the mortgage finance operations were $1.2 million for the fourth quarter of 1999 and $1.1 million for the fourth quarter of 1998 (excluding the $1.2 million one-time termination charge). On-going operating expenses as a percentage of average assets were 0.23% for the fourth quarter of 1999 and 0.14% for the fourth quarter of 1998. Operating expenses as a percentage of average equity were 2.19% for the quarter ended December 31, 1999 and 1.75% for the quarter ended December 31, 1998.

We share many operating expenses of Holdings, including personnel and related expenses. Holdings' share is subject to full reimbursement by Holdings. We incurred reimbursable operating expenses for Holdings of $3.0 million during 1999 and $2.3 million in 1998. For the quarter ended December 31, 1999, reimbursable operating expenses were $0.3 million. For the quarter ended December 31, 1998, reimbursable operating expenses were $0.6 million. As Holdings reduces the scope of its operations, a greater percentage of the combined operating expenses of the two companies will be recognized and reported at Redwood Trust. We also expect to report significantly higher operating expenses at Redwood Trust in 2000 due to an expected increase in Dividend Equivalent Right expenses and bonus expenses assuming Redwood's dividends and profitability rates increase.

NET EARNINGS FROM MORTGAGE FINANCE OPERATIONS

Net earnings from mortgage finance operations include all revenue and expense items except for the losses from Holdings and preferred dividends. For the year ended December 31, 1999, net earnings from mortgage finance operations were $23.4 million, or $2.39 per share. Net losses from mortgage finance operations were $32.7 million for the year ended December 31, 1998, or negative $2.48 per share. For the year ended December 31, 1997, net earnings were $27.6 million, or $2.01 per share.

In the fourth quarter of 1999, net earnings from mortgage finance operations totaled $4.1 million, or $0.46 per share. In the fourth quarter of 1998, net earnings from mortgage finance operations were $9.0 million, $0.79 per share.

EQUITY IN EARNINGS (LOSSES) OF RWT HOLDINGS, INC.

Our share of the losses generated by start-up operations at Holdings was $21.6 million for the year ended December 31, 1999. This included $8.4 million of restructuring charges at RFS and RRF as a result of ceasing their operations. During 1998, we recognized losses from Holdings of $4.7 million.

In the fourth quarter of 1999, we recognized losses from Holdings of $9 million, which included $6 million of restructuring charges at RRF. In the fourth quarter of 1998, we recognized losses from Holdings of $3 million.

We refer you to Holdings' "Consolidated Financial Statements and Notes" and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

NET INCOME

For the year ended December 31, 1999, net income for all of our operations was $1.7 million. After preferred dividends of $2.7 million, net income available to common stockholders was negative $1.0 million. For the year ended December 31, 1998, net losses for all of our operations were $37.3 million. After preferred dividends of $2.7 million, net income available to common stockholders was negative $40.0 million. For the year ended December 31, 1997, net income for all of our operations was $27.6 million. After preferred dividends of $2.8 million, net income available to common stockholders was $24.7 million.

In the fourth quarter of 1999, net losses for all of our operations were $4.9 million. After preferred dividends of $0.7 million, net income available to common stockholders was negative $5.6 million. For the quarter ended December 31, 1998, net income for all of our operations was $6.5 million. After preferred dividends of $0.7 million, net income available to common stockholders was $5.8 million.

EARNINGS PER SHARE

Average diluted common shares outstanding were 9.8 million for the year ended December 31, 1999, 13.2 million for 1998, and 13.7 million for 1997. Diluted earnings per share were negative $0.10 for the year ended December 31, 1999, negative $3.04 for 1998, and positive $1.81 for 1997. Diluted earnings per share include losses from Holdings of $2.21 per share in 1999 and $0.35 per share in 1998.

Average diluted common shares outstanding were 8.8 million for the quarter ended December 31, 1999 and 11.4 million for the fourth quarter of 1998. Diluted earnings per share were negative $0.64 for the quarter ended December 31, 1999 and positive $0.51 for the fourth quarter of 1998. Diluted earnings per share include losses from Holdings of $1.03 per share for the quarter ended December 31, 1999 and $0.22 per share for the quarter ended December 31, 1998.

Shares outstanding declined as a result of our common stock repurchase program. We repurchased 2.5 million shares during 1999 and 3.1 million shares during 1998.

DIVIDENDS

We declared common stock dividends of $0.40 per share for the year ended December 31, 1999, $0.28 per share for 1998, and $2.15 per share for 1997.

For the quarter ended December 31, 1999, we declared common stock dividends of $0.25 per share. We did not declare a common stock dividend for the fourth quarter of 1998.

For the first quarter of 2000, we declared a $0.35 per share common stock dividend.

RISK MANAGEMENT

Our market risks include changes in market valuations, changes in net interest income, liquidity risk, prepayment risk, credit risk, and others. Management's discussion and selected information on these risks is included in "Item 7(a) Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-K, beginning on page 41.

RWT HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

RWT Holdings, Inc. ("Holdings") was incorporated in Delaware in February 1998 and commenced operations on April 1, 1998. Holdings' start-up operations have been funded by Redwood Trust, which has a significant investment in Holdings through the ownership of all of Holdings' non-voting preferred stock, and by Redwood Trust's senior management, who own Holding's voting common stock. We refer you to "Note 1. The Company" in the Notes to the Consolidated Financial Statements of RWT Holdings, Inc. and Subsidiaries for additional information on Holdings' initial capitalization.

Holdings originates commercial mortgage loans for sale to institutional investors through its Redwood Commercial Funding, Inc. ("RCF") subsidiary. RCF originated $42 million of commercial mortgage loans in 1999. At December 31, 1999, commercial mortgage loans originated or acquired by RCF totaled $38 million, of which $8 million were held by Redwood Trust and $30 million were held at Holdings. These loans are all held for future sale.

RCF recorded net revenue for 1999 of $0.2 million. Loan sales were minimal, and net interest income at RCF was low as most of the commercial loans originated by RCF were held by Redwood Trust for most of the year. For the year ended December 31, 1999, direct RCF operating expenses were $1.5 million. RCF expects to recognize sale revenues upon the sale of the commercial loan portfolio.

Holdings had two other operating businesses, Redwood Financial Services, Inc. ("RFS") and Redwood Residential Funding ("RRF"). Due to a variety of start-up difficulties with these units, operations were closed at RFS in the third quarter of 1999 and at RRF in the fourth quarter of 1999. These closures resulted in restructuring charges of $8.4 million during the year ended December 31, 1999, and a significant reduction in the headcount and ongoing operating expenses at Holdings.

Holdings and its subsidiaries share operating expenses with Redwood Trust. Operating expenses paid by Redwood Trust and reimbursable by Holdings were $3.0 million during 1999.

In 2000, we will continue to develop RCF's operations and seek to increase its profitability and value as a business.

FINANCIAL CONDITION

On a consolidated basis, at December 31, 1999, Holdings owned $4 million of residential mortgage loans and $30 million of commercial mortgage loans. Holdings also had $2 million in cash, $2 million of accrued interest receivable, and $1 million in other assets, for total assets of $39 million. Holdings had commitments to acquire $8 million of commercial mortgage loans and $16 million of residential mortgage loans from Redwood Trust for settlement during the first half of 2000. The residential loans were purchased by RRF and RFS prior to their closures. Holdings intends to sell these loans in 2000.

The loans owned by Holdings were funded with short-term borrowings and equity. Short-term debt was $22 million, loans from Redwood Trust were $7 million, accrued restructuring charges were $4 million, and other liabilities totaled $3 million, for total liabilities of $36 million. The majority of the accrued restructuring charges are expected to be paid in the first quarter of 2000. Redwood Trust expects to continue to provide liquidity to Holdings, when necessary, during the year 2000. Total equity at December 31, 1999 was $3 million.

At December 31, 1998, Holdings owned $12 million of residential mortgage loans, $10 million in cash, and $1 million in other assets, for total assets of $23 million. Loans from Redwood Trust totaled $7 million and other liabilities were $1 million. Equity at this time totaled $15 million.

RESULTS OF OPERATIONS

For the year ended December 31, 1999, net interest income on a consolidated basis was $1.1 million, including interest income of $4.8 million and interest expense of $3.7 million. Holdings also had net losses as a result of mortgage asset sales and market value adjustments of $0.7 million during 1999, resulting in net revenues of $0.4 million. Operating expenses at Holdings totaled $13.8 million for 1999, including Holdings' share of operating expenses from Redwood Trust. Restructuring charges related to the closures of RFS and RRF totaled $8.4 million. Holdings' net loss for the year ended December 31, 1999 was $21.9 million.

For the period from April 1, 1998 (commencement of operations) through December 31, 1998, net interest income on a consolidated basis was $0.5 million, including interest income of $3.2 million and interest expense of $2.7 million. Holdings also had small net gains as a result of mortgage asset sales and market value adjustments during 1998, resulting in net revenues of $0.5 million. Operating expenses at Holdings totaled $5.2 million for 1998. Holdings' net loss for the period ended December 31, 1999 was $4.7 million.

Holdings' continued to experience losses during 1999, primarily due to the increase in operating expenses as a result of the ramping up of operations though the first nine months of the year. The closures of RFS and RRF also contributed significantly to the overall losses at Holdings. The restructuring charges recognized as a result of these closures reflect the majority of costs necessary to exit the businesses of RFS and RRF. The restructuring resulted in a significant reduction in the headcount and ongoing operating expenses at Holdings. The restructuring accrual includes costs associated with existing contractual and lease arrangements at both subsidiaries which have no future value. In addition, as a result of the closure of the two subsidiaries, certain assets utilized in these businesses were determined to have little or no realizable value, resulting in impairment losses. These assets included software developed for use at RRF and certain fixed assets at both subsidiaries. Restructuring charges were determined in accordance with the provisions of Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges", Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", and other relevant accounting guidance. Holdings expects to incur some additional costs during 2000, approximately $1.0 million, in connection with the closure of RRF.

For the quarter ended December 31, 1999, net interest income on a consolidated basis was $0.3 million, including interest income of $2.1 million and interest expenses of $1.8 million. Holdings also had net losses as a result of mortgage asset sales and market value adjustments of $0.9 million during the fourth quarter of 1999, resulting in net revenues of negative $0.6 million. Operating expenses at Holdings totaled $2.3 million for this quarter. Restructuring charges related to the closure of RRF totaled $6.2 million. Holdings' net loss for the quarter ended December 31, 1999 was $9.1 million.

For the quarter ended December 31, 1998, net interest income on a consolidated basis was $0.2 million, including interest income of $.2 million and minimal interest expenses. Holdings also had minor net losses as a result of market value adjustments during the fourth quarter of 1998, resulting in net revenues of $0.2 million. Operating expenses at Holdings totaled $2.7 million for this quarter. Holdings' net loss for the quarter ended December 31, 1998 was $2.5 million.

At December 31, 1999, Holdings had net operating loss carryforwards of approximately $21 million for federal tax purposes and $11 million for state income tax purposes. The federal carryforwards expire through 2018 and the state carryforwards expire through 2004. Due to the start-up nature of its operations, Holdings has not been able to record a tax benefit relating to its net operating losses for GAAP at this time.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure our longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize an attractive total rate of return through Redwood Trust stock ownership. We do not seek to avoid all risks. We do seek, to the best of our ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do undertake.

Our strategy for managing some of these risks includes the use of derivative interest rate agreements. Please see "Note 2. Summary of Significant Accounting Policies" for additional discussions on our use of interest rate agreements and their designation as "trading" instruments.

QUALITATIVE INFORMATION ABOUT MARKET RISK

MARKET VALUE RISK

The market value of our assets can fluctuate due to changes in interest rates, prepayment rates, liquidity, financing, supply and demand, credit, and other factors. These fluctuations affect our earnings.

At December 31, 1999, we owned mortgage securities and loans totaling $946 billion that we account for on a mark-to-market basis or, in the case of mortgage loans, on a lower-of-cost-or-market basis, for purposes of determining reported earnings. Of these assets, 96% had adjustable-rate coupons and 4% had fixed-rate coupons.

Our interest rate agreements hedging program may offset some asset market value fluctuations due to interest rate changes. All of our $3.8 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

Market value fluctuations of assets and interest rate agreements, especially to the extent assets are funded with short-term borrowings, can also affect our access to liquidity.

INTEREST RATE RISK

At December 31, 1999, we, including Sequoia, owned $2.4 billion of assets and had $2.2 billion of liabilities. The majority of the assets were adjustable-rate, as were a majority of the liabilities.

Fixed-rate mortgage assets and hybrid mortgage assets (with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter) totaled $0.4 billion, or 19% of total assets. We had debt with interest rate reset characteristics matched to the hybrid mortgages totaling $0.4 billion.

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

Our net income may vary somewhat as the yield curve between one-month interest rates and six- and twelve-month interest rates vary. At December 31, 1999, we effectively owned $0.7 billion of adjustable-rate mortgage assets with interest rates that adjust every six or twelve months as a function of interest rates of the same maturity funded with $0.7 billion of debt that had an interest rate that adjusts monthly as a function of one-month LIBOR interest rates.

At December 31, 1999, we owned $0.6 billion of adjustable-rate mortgage assets that adjust monthly as a function of one-month interest rates, funded with $0.6 million of debt that also adjusts monthly as a function of one-month LIBOR interest rates.

Adjustable-rate assets with earnings rates dependent on U.S. Treasury rates totaled $0.6 billion at December 31, 1999. Liabilities with a cost of funds dependent on U.S. Treasury rates totaled $0.3 billion at that time. As part of our hedging program, we also had $0.3 billion notional amount of basis swaps that, in effect, increased our U.S. Treasury-based liabilities to $0.6 billion. Thus, at December 31, 1999, our U.S. Treasury-based assets equaled our U.S. Treasury-based liabilities. These basis swaps all matured in early 2000. To the extent our Treasury-based assets are not funded with Treasury-based liabilities (or effectively funded with Treasury-based liabilities through the use of interest rate agreements), we incur basis risk. Such risk arises because changes in Treasury rates may differ significantly from changes in the Fed Funds, LIBOR, or Euro-dollar interest rates.

Interest rates and related factors can affect our spread income and our mark to market results. Changes in interest rates also affect prepayment rates (see below) and influence other factors that may affect our results.

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

At December 31, 1999, we had $71 million of highly liquid assets which were unpledged and available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. These assets consisted of unrestricted cash and unpledged "AAA" rated mortgage securities. Total available liquidity, including unrestricted cash, equaled 6% of our short-term debt balances.

We paid commitment fees in 1999 to secure two committed lines of short-term financing. There are certain restrictions regarding the collateral for which these lines can be used, but they generally allow us to fund whole loan acquisitions for the term of the commitments. There is no assurance that we will be able to renew or wish to renew such lines upon expiration.

PREPAYMENT RISK

As we receive repayments of mortgage principal, we amortize into income our mortgage premium balances as an expense and our mortgage discount balances as income. Mortgage premium balances arise when we acquire mortgage assets at a price in excess of the principal value of the mortgages. Premium balances are also created when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when we acquire mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates in market value and is marked-to-market at a price below par. At December 31, 1999, mortgage premium balances were $27.6 million and mortgage discount balances were $20.3 million. Net mortgage premium was $7.3 million. Since the prepayment characteristics of our premium and discount mortgage assets may vary, gross premium levels, net premium levels, and other factors may influence our earnings.

Sequoia's long-term debt has associated deferred bond issuance costs. These capitalized costs are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $2.8 million at December 31, 1999. In addition, premium received from the issuance of bonds at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $3.8 million at December 31, 1999. The combined effect of these two items was to reduce our effective mortgage-related premium by $1.0 million.

Our net premium at December 31, 1999 for assets and liabilities affected by the rate of mortgage principal receipts was $6.3 million. This net premium equaled 3.4% of common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will effect the market value of our assets and our earnings. Changes in the value of our assets, to the extent they are incorporated into the basis of our assets, will also affect future amortization expense.

CREDIT RISK

Our principal credit risk comes from mortgage loans owned by Sequoia, mortgage loans held in portfolio, and our lower-rated mortgage securities. We also have credit risk with counter-parties with whom we do business.

Not including mortgage loans owned by Sequoia, we owned $416 million in residential mortgage loans at December 31, 1999. Of these, $0.5 million were seriously delinquent (delinquent over 90 days, in foreclosure, in bankruptcy, or real estate owned). We also owned $8 million in commercial mortgage loans. These commercial mortgage loans were all current at December 31, 1999.

The three Sequoia trusts owned $1.0 billion in residential mortgage loans at December 31, 1999. Our total credit risk from these trusts is limited to our equity investment in these trusts. These equity investments had a reported value of $32 million, net of related credit reserves, at December 31, 1999. At that time, $4.1 million of the underlying loans, or 0.42%, were seriously delinquent.

At December 31, 1999, we had $5.1 million of credit reserves to provide for potential future credit losses from our mortgage loans. The reserve is based upon our assessment of various factors affecting our mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. Total seriously delinquent loans had a loan balance of $4.6 million. To date, our realized credit losses from defaulted residential mortgage loans have averaged 9% of the loan balance of the defaulted loans. Loss severity may increase in the future, however, particularly if real estate values decline. We believe our current level of reserve and credit provision policy is reasonable.

At December 31, 1999, we also had $0.8 million credit reserves for our SMFC re-REMIC securities. Our total potential credit exposure from these securities (after this credit reserve) is our net cost basis of $6.7 million. At this time, we believe the credit reserve is sufficient to cover currently foreseen credit losses from these assets.

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

The total guideline equity-to-assets ratio capital amount has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the total guideline ratio has increased as we have acquired new types of assets such as commercial mortgage loans and lower-rated mortgage securities.

We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount may rise, as the potential interest rate risk of our mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates. We measure all of our mortgage assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for the risk-adjusted capital policy, would likely fall as rates increase as the market values of our mortgages, net of mark-to-market gains on hedges, decreased. (Such market value declines may be temporary as well, as future coupon adjustments on adjustable-rate mortgage loans may help to restore some of the lost market value.)

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

Our financial statements are prepared in accordance with Generally Accepted Accounting Principles and our dividends must equal at least 95% of our net income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

The information presented in the table below includes all of our interest rate sensitive assets and liabilities. We acquire interest-rate sensitive assets, fund them with interest-rate sensitive liabilities and also utilize interest-rate sensitive derivative financial instruments. We designate some of these assets as "trading" and others as "non-trading." The designation of an asset as "trading" does not necessarily imply that we have a short-term intended holding period for that asset.

The table below includes information about the possible future repayments and interest rates of our assets and liabilities and constitutes a "forward-looking statement." There are many assumptions used to generate this information and there can be no assurance that assumed events will occur as assumed. Other events will occur and will affect the outcomes. Furthermore, future sales, acquisitions, calls, and restructurings could materially change our interest rate risk profile.

For interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of maturity. The forward curve (future interest rates as implied by the yield structure of markets) as of December 31, 1999 was used to project the average interest rates for each year, based on the existing characteristics of the portfolio. The maturity of cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance; actual prepayment speeds will vary.

As of December 31, 1999, all short-term interest-rate sensitive liabilities were scheduled to mature in 2000. The balance of long-term interest-rate sensitive liabilities is amortized with the receipt of principal payments from the mortgages securing such debt. Thus, long-term liability maturities are presented based on the principal maturities of the underlying mortgages at assumed prepayment rates. Weighted average interest rates for the year are based on the forward curve and the characteristics of such debt.

Information presented on derivative financial instruments includes the notional amounts of such instruments by maturity date and the effective strike, pay or receive rates by the year in which instruments mature. The information includes all of our derivative instruments owned as of December 31, 1999, regardless of whether they were effective at December 31, 1999 or were scheduled to become effective at a later date.

QUANTITATIVE INFORMATION ABOUT MARKET RISK
(All Dollars in Thousands)

                                                                                                              PRINCIPAL  EST. MARKET
                                                PRINCIPAL AMOUNTS MATURING AND EFFECTIVE RATES DURING PERIOD   VALUE AT   VALUE AT
                                                                                                                DEC. 31,   DEC. 31,
                                                  2000      2001      2002     2003     2004     THEREAFTER      1999       1999
                                                ------------------------------------------------------------  ----------------------

"NON-TRADING" ASSETS, LIABILITIES AND DERIVATIVE FINANCIAL INSTRUMENTS
INTEREST-RATE SENSITIVE ASSETS

Adjustable-Rate Residential Mortgage Loans

  Sequoia 1 Loans              Principal Value    37,300    25,728   17,806   12,326    8,522      18,735     120,417    120,298
                               Interest Rate       8.09%     8.93%    9.14%    9.16%    9.18%       9.98%                 99.90%

  Sequoia 2 Loans              Principal Value    67,271    57,180   51,165   45,596   38,417     188,841     448,470    451,951
                               Interest Rate       8.09%     8.71%    8.80%    8.80%    8.81%       9.16%                100.78%

  Redwood Trust Loans          Principal Value   126,742    87,771   60,929   42,283   29,318      65,413     412,456    415,880
                               Interest Rate       7.92%     8.52%    8.61%    8.62%    8.62%       8.92%                100.83%

Adjustable-rate Commercial
 Mortgage Loans
  Commercial Loans             Principal Value        43        45       50       53       52       8,208       8,450      8,437
                               Interest Rate       9.85%    10.68%   10.75%   10.87%   11.29%      11.82%                 99.85%

Hybrid Residential
 Mortgage Loans
  Sequoia 3 Loans              Principal Value    62,902    53,095   44,793   36,874   31,116     163,260     392,040    383,404
                               Interest Rate       6.76%     6.76%    6.76%    8.93%    9.15%      10.17%                 97.80%

Adjustable-rate Residential
 Mortgage Securities
  SMFC 97-A                    Principal             163       163      177      195      215      14,822      15,736      6,623
                               Interest Rate       7.95%     8.61%    8.81%    8.82%    8.84%       9.63%                 42.09%

INTEREST-RATE SENSITIVE LIABILITIES
  SHORT-TERM DEBT
    Reverse Repurchase
     Agreements and Bank       Principal       1,253,565         0        0        0        0           0   1,253,565  1,253,565
     Warehouse Facilities      Interest Rate       6.31%       N/a      N/a      N/a      N/a         N/a                100.00%

  LONG-TERM DEBT
    Sequoia 1 Debt             Principal          37,300    25,728   17,806   12,326    8,522      18,775     120,458    120,458
                               Interest Rate       7.04%     7.59%    7.68%    7.69%    7.69%       7.99%                100.00%

    Sequoia 2 Debt             Principal          67,271    57,180   51,165   45,596   38,417     181,273     440,902    437,231
                               Interest Rate       6.81%     7.53%    7.73%    7.74%    7.76%       8.62%                 99.17%

    Sequoia 3 Debt             Principal          62,902    53,095   44,793   36,874   31,116     154,085     382,865    370,759
                               Interest Rate       6.40%     6.35%    6.35%    7.56%    7.59%       8.12%                 96.84%
                                                ------------------------------------------------------------  ----------------------

"TRADING" ASSETS, LIABILITIES AND DERIVATIVE FINANCIAL INSTRUMENTS
INTEREST-RATE SENSITIVE ASSETS

Adjustable-Rate Residential
 Mortgage Securities
  Agency Securities            Principal Value   149,077   109,855   81,202   60,045   44,330     120,430     564,941    574,847
                               Interest Rate       7.95%     8.61%    8.81%    8.82%    8.84%       9.63%                101.75%

  Privately-issued Securities  Principal         120,672    78,820   51,604   33,771   22,072      41,005     347,944    345,651
                               Interest Rate       7.96%     8.64%    8.77%    8.78%    8.79%       9.19%                 99.34%
Fixed-rate Residential
 Mortgage Securities
  Agency and Privately-
    issued Securities          Principal           3,887     3,487    3,126    2,802    2,511      19,427      35,240     33,666
      Rated AAA and AA         Interest Rate       7.15%     7.15%    7.15%    7.15%    7.15%       7.15%                 95.53%

  Privately-issued
    Securities Rated           Principal           2,617     2,346    2,102    1,883    1,686      13,075      23,710     13,593
      A and Below              Interest Rate       6.60%     6.60%    6.60%    6.60%    6.60%       6.60%                 57.33%
                                                ------------------------------------------------------------  ----------------------

QUANTITATIVE INFORMATION ABOUT MARKET RISK
(All Dollars in Thousands)
(Continued)

                                                                                                             Notional    Est. Market
                                               Notional Amounts Maturing and Effective Rates During Period   Value At    Value At
                                                                                                             DEC. 31,    DEC. 31,
                                                2000      2001      2002       2003     2004    THEREAFTER     1999        1999
                                               -----------------------------------------------------------   -----------------------
INTEREST-RATE SENSITIVE DERIVATIVE FINANCIAL INSTRUMENTS
(Interest Rate Agreements Which Represent Mirroring Transactions are Not Included in This Table.)
  Interest Rate Caps -
  (See Below for Details)       Notional       381,000   520,000   310,000         0    64,000    82,400     2,357,400     2,161
  (PURCHASED)                   Strike Rate      7.31%     9.71%    10.30%       n/a     6.58%     8.33%                   0.09%

  Floors                        Notional             0         0     5,000     2,000     1,000     3,000        11,000        31
  (PURCHASED)                   Strike Rate        n/a       n/a     5.33%     5.33%     5.33%     5.33%                   0.28%

  Basis Swaps: Libor vs.
  Treasury                      Notional       250,000         0         0         0         0         0       250,000       122
  (PURCHASED)                   Pay Rate         6.03%       n/a       n/a       n/a       n/a       n/a                   0.05%
                                Receive Rate     6.08%       n/a       n/a       n/a       n/a       n/a

  Put Swaptions                 Notional        67,000         0         0         0         0         0        67,000        14
  (PURCHASED)                   Strike Rate      6.36%       n/a       n/a       n/a       n/a       n/a                   0.02%

  Treasury Call Options         Notional        11,000         0         0         0         0         0        11,000         0
  (PURCHASED)                   Strike Rate      5.10%       n/a       n/a       n/a       n/a       n/a                   0.00%

  Treasury Call Option Spreads  Notional        32,000         0         0         0         0         0        32,000      (644)
  (PURCHASED)                   Strike Rate      5.46%       n/a       n/a       n/a       n/a       n/a                  -2.01%
                                Stopout Rate     4.96%       n/a       n/a       n/a       n/a       n/a

  Treasury Put Option Spreads   Notional        21,000         0         0         0         0         0        21,000         0
  (SOLD)                        Strike Rate      5.46%       n/a       n/a       n/a       n/a       n/a                   0.00%
                                Stopout Rate     5.91%       n/a       n/a       n/a       n/a       n/a

  Eurodollar Futures            Notional       180,000    60,000    45,000    60,000   120,000   150,000       615,000       211
  (SOLD)                        Sale Price      93.61%    93.39%    93.27%    93.06%    92.88%    92.65%                   0.03%

  Put Options on Eurodollar
  Futures                       Notional       475,000         0         0         0         0         0       475,000        22
 (PURCHASED)                    Strike Price    93.44%       n/a       n/a       n/a       n/a       n/a                   0.00%

  FNMA MBS Forward Sales        Notional        15,000         0         0         0         0         0        15,000       115
  (SOLD)                        Sale Price      99.55%       n/a       n/a       n/a       n/a       n/a                   0.77%

  Call Options on FNMA MBS
  Forwards                      Notional         7,500         0         0         0         0         0         7,500         6
  (PURCHASED)                   Strike Price   100.55%       n/a       n/a       n/a       n/a       n/a                   0.08%
                                               -----------------------------------------------------------   -----------------------

DETAIL OF INTEREST RATE CAPS
     (totaled above)
     with Strike Rates <6%      Notional       555,000         0         0         0         0         0       555,000       404
                                Strike Rate      5.70%       n/a       n/a       n/a       n/a       n/a                   0.07%

     with Strike Rates of
     6% to 7%                   Notional       200,000         0     5,000         0    54,000     2,000       261,000        765
                                Strike Rate      6.42%       n/a     6.25%       n/a     6.32%     6.63%                   0.29%

     with Strike Rates of
     7% to 8%                   Notional        25,000    20,000         0         0         0    10,000        55,000       415
                                Strike Rate      7.00%     7.13%       n/a       n/a       n/a     7.50%                   0.75%

     with Strike Rates of
     8% to 9%                   Notional       406,000         0     5,000         0    10,000    54,000       475,000       348
                                Strike Rate      8.60%       n/a     8.60%       n/a     8.00%     8.34%                   0.07%

     with Strike Rates of
     9% to 10%                  Notional       125,000   200,000         0         0         0    16,400       341,400       103
                                Strike Rate      9.40%     9.53%       n/a       n/a       n/a     9.00%                   0.03%

     with Strike Rates of
     10% to 11%                 Notional        20,000   300,000   200,000         0         0         0       520,000       121
                                Strike Rate     10.00%    10.00%    10.10%       n/a       n/a       n/a                   0.02%

     with Strike Rates >11%     Notional        50,000         0   100,000         0         0         0       150,000         5
                                Strike Rate     12.00%       n/a    11.00%       n/a       n/a       n/a                   0.00%
                                               -----------------------------------------------------------   -----------------------

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and Holdings and the related Notes, together with the Reports of Independent Accountants thereon, are set forth on pages F-1 through F-36 of this Form 10-K and incorporated herein by reference.

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

     (3)  Exhibits:

     Exhibit
     Number                             Exhibit
     -------                            -------
       3.1       Articles of Amendment and Restatement of the Registrant(a)

       3.1.1     Certified Certificate of Amendment of the Charter of
                 Registrant(l)

       3.2       Articles Supplementary of the Registrant(a)

       3.3       Amended and Restated Bylaws of the Registrant(b)

       3.3.1     Amended and Restated Bylaws, amended December 13, 1996(g)

       3.4       Articles Supplementary of the Registrant, dated August 14,
                 1995(d)

       3.4.1     Articles Supplementary of the Registrant relating to the Class
                 B 9.74% Cumulative Convertible Preferred Stock, filed August 9,
                 1996(f)

       4.2       Specimen Common Stock Certificate(a)

       4.3       Specimen Class B 9.74% Cumulative Convertible Preferred Stock
                 Certificate(f)

       4.4 In May 1999, the Bonds issued pursuant to the Indenture, dated as of June 1, 1997, between Sequoia Mortgage Trust 1 and First
                 Union National Bank, as Trustee, were redeemed, restructured, and contributed to Sequoia Mortgage Trust 1A, interests in which were then privately placed with investors(i)

       4.4.1     Indenture dated as of October 1, 1997 between Sequoia Mortgage
                 Trust 2 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, N.A., as Trustee(j)

       4.4.2     Sequoia Mortgage Trust 1A Trust Agreement, dated as of May 4,
                 1999 between Sequoia Mortgage Trust 1 and First Union National
                 Bank(m)

      10.1       Purchase Terms Agreement, dated August 18, 1994, between the
                 Registrant and Montgomery Securities(a)

      10.2 Registration Rights Agreement, dated August 19, 1994, between the Registrant and Montgomery Securities(a)

      10.3       [Reserved]

      10.4       Founders Rights Agreement, dated August 19, 1994, between the
                 Registrant and the original holders of Common Stock of the Registrant(a)

      10.5       Form of Reverse Repurchase Agreement for use with Agency
                 Certificates, Privately-Issued Certificates and
                 Privately-Issued CMOs(a)

      10.5.1     Form of Reverse Repurchase Agreement for use with Mortgage
                 Loans(d)

      10.6.1     [Reserved]

      10.7       [Reserved]

      10.8       Forms of Interest Rate Cap Agreements(a)

      10.9       [Reserved]

      10.9.2     Clearance Agreement, dated December 1, 1996, between the
                 Registrant and Bankers Trust Company(d)

      10.10      Employment Agreement, dated August 19, 1994, between the
                 Registrant and George E. Bull(a)

      10.11      Employment Agreement, dated August 19, 1994, between the
                 Registrant and Douglas B. Hansen(a)

      10.12      [Reserved]

      10.13      [Reserved]

      10.14      1994 Amended and Restated Executive and Non-Employee Director
                 Stock Option Plan(c)

      10.14.1    1994 Amended and Restated Executive and Non-Employee Director
                 Stock Option Plan, amended March 6, 1996(d)

      10.14.2    Amended and Restated 1994 Executive and Non-Employee Director
                 Stock Option Plan, amended December 13, 1996(h)

      10.14.3    Amended and Restated Executive and Non-Employee Director Stock
                 Option Plan, amended March 4, 1999

      10.27      [Reserved]

      10.29      Form of Dividend Reinvestment Plan(b)

      10.29.1    Form of Dividend Reinvestment and Stock Purchase Plan(g)

      10.30      Office Building Lease(d)

      10.30.1    Amendment to Office Building Lease(k)

      10.31 RWT Holdings, Inc. Series A Preferred Stock Purchase Agreement, dated March 1, 1998 (n) 10.32 Administrative Personnel and
                 Facilities Agreement dated as of April 1, 1998, between Redwood
                 Trust, Inc. and RWT Holdings, Inc.(n)

      10.32.1    First Amendment to Administrative Personnel and Facilities
                 Agreement dated as of April 1, 1998, between Redwood Trust,
                 Inc. and RWT Holdings, Inc.(n)

      10.33 Lending and Credit Support Agreement dated as of April 1, 1998, between RWT Holdings, Inc., Redwood Residential Funding, Inc.,
                 Redwood Commercial Funding, Inc., and Redwood Financial
                 Services, Inc., and Redwood Trust, Inc.(n)

      10.34      Form of Master Forward Commitment Agreements for RWT Holdings,
                 Inc., Residential Redwood Funding, Inc., Redwood Commercial
                 Funding, Inc. and Redwood Financial Services, Inc.(n)

      11.1       Statement re: Computation of Per Share Earnings

      21         List of Subsidiaries(k)

      23         Consent of Accountants

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

(l) Incorporated by reference to the Form 8-K (1-13759) filed by the Registrant with the Securities and Exchange Commission on July 20, 1998.

(m) Incorporated by reference to the Form 10-Q (0-26436) filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended June 30, 1999.

(n) Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1998.

(b)  Reports on Form 8-K:

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        REDWOOD TRUST, INC.

Dated: March 15, 2000                   By: /s/ George E. Bull
                                            ------------------------------------
                                            George E. Bull
                                            Chairman and Chief Executive Officer


Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----
/s/ George E. Bull                  Chairman of the Board and                   March 15, 2000
----------------------------        Chief Executive Officer
George E. Bull                      (Principal Executive Officer)

/s/ Douglas B. Hansen               Director, President                         March 15, 2000
----------------------------
Douglas B. Hansen

/s/ Harold F. Zagunis               Chief Financial Officer, Secretary,         March 15, 2000
----------------------------        Treasurer and Controller
Harold F. Zagunis                   (Principal Financial and
                                    Accounting Officer)

/s/ Thomas C. Brown                 Director                                    March 15, 2000
----------------------------
Thomas C. Brown

/s/ Mariann Byerwalter              Director                                    March 15, 2000
----------------------------
Mariann Byerwalter

/s/ Thomas F. Farb                  Director                                    March 15, 2000
----------------------------
Thomas F. Farb

/s/ Nello Gonfiantini               Director                                    March 15, 2000
----------------------------
Nello Gonfiantini

/s/ Terrance G. Hodel               Director                                    March 15, 2000
----------------------------
Terrance G. Hodel


/s/ Charles J. Toeniskoetter        Director                                    March 15, 2000
----------------------------
Charles J. Toeniskoetter

                               REDWOOD TRUST, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 1999

                               REDWOOD TRUST, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   Page
                                                                                   ----
Consolidated Financial Statements - Redwood Trust, Inc.:

     Consolidated Balance Sheets at December 31, 1999 and 1998..................   F-3

     Consolidated Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997......................................   F-4

     Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1999, 1998 and 1997......................................   F-5

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997......................................   F-6

     Notes to Consolidated Financial Statements.................................   F-7

Report of Independent Accountants...............................................  F-23

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                              December 31,
                                                                         1999             1998
                                                                      -----------      -----------
ASSETS

Mortgage loans
   Residential: held-for-sale                                         $   415,880      $   265,914
   Residential: held-for-investment, net                                  968,709        1,131,300
   Commercial: held-for-sale                                                8,437            8,287
                                                                      -----------      -----------
                                                                        1,393,026        1,405,501
Mortgage securities
   Residential: trading                                                   946,373        1,257,655
   Residential: available-for-sale, net                                    28,006            7,707
                                                                      -----------      -----------
                                                                          974,379        1,265,362

U.S. Treasury securities: trading                                              --           48,009
Cash and cash equivalents                                                  19,881           55,627
Restricted cash                                                             5,384           12,857
Interest rate agreements                                                    2,037            2,517
Accrued interest receivable                                                13,244           18,482
Investment in RWT Holdings, Inc.                                            3,391           15,124
Loans to RWT Holdings, Inc.                                                 6,500            6,500
Receivable from RWT Holdings, Inc.                                            472              445
Other assets                                                                1,614            2,024
                                                                      -----------      -----------
Total Assets                                                          $ 2,419,928      $ 2,832,448
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Short-term debt                                                       $ 1,253,565      $ 1,257,570
Long-term debt, net                                                       945,270        1,305,560
Accrued interest payable                                                    5,462           10,820
Accrued expenses and other liabilities                                      2,819            3,022
Dividends payable                                                           2,877              686
                                                                      -----------      -----------
   Total Liabilities                                                    2,209,993        2,577,658
                                                                      -----------      -----------

Commitments and contingencies (See Note 13)

STOCKHOLDERS' EQUITY

Preferred stock, par value $0.01 per share;
    Class B 9.74% Cumulative Convertible
    902,068 and 909,518 shares authorized, issued and outstanding
    ($28,645 and $28,882 aggregate liquidation preference)                 26,517           26,736
Common stock, par value $0.01 per share;
    49,097,932 and 49,090,482 shares authorized;
    8,783,341 and 11,251,556 issued and outstanding                            88              113
Additional paid-in capital                                                242,094          279,201
Accumulated other comprehensive income                                     (3,348)            (370)
Cumulative earnings                                                         8,140            6,412
Cumulative distributions to stockholders                                  (63,556)         (57,302)
                                                                      -----------      -----------
   Total Stockholders' Equity                                             209,935          254,790
                                                                      -----------      -----------
Total Liabilities and Stockholders' Equity                            $ 2,419,928      $ 2,832,448
                                                                      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                                               Years Ended December 31,
                                                                                         1999            1998            1997
                                                                                     ------------    ------------    ------------
INTEREST INCOME
    Mortgage loans
      Residential: held-for-sale                                                     $      7,220    $      9,005    $         --
      Residential: held-for-investment                                                     65,930         112,242          65,328
      Commercial: held-for-sale                                                             1,081             102              --
                                                                                     ------------    ------------    ------------
                                                                                           74,231         121,349          65,328
    Mortgage securities
      Residential: trading                                                                 65,300          46,162              --
      Residential: available-for-sale                                                       4,202          52,638         131,950
                                                                                     ------------    ------------    ------------
                                                                                           69,502          98,800         131,950

    U.S. Treasury securities: trading                                                         919             575              --
    Cash and cash equivalents                                                               2,658           2,080           1,326
                                                                                     ------------    ------------    ------------
    Total interest income                                                                 147,310         222,804         198,604

INTEREST EXPENSE
    Short-term debt                                                                       (51,377)       (114,763)       (140,140)
    Long-term debt                                                                        (65,785)        (81,361)        (20,137)
                                                                                     ------------    ------------    ------------
    Total interest expense                                                               (117,162)       (196,124)       (160,277)

    Net interest rate agreements expense                                                   (2,065)         (3,514)         (3,741)
                                                                                     ------------    ------------    ------------

    NET INTEREST INCOME                                                                    28,083          23,166          34,586

    Net unrealized and realized market value gains (losses)
      Loans and securities                                                                 (1,700)        (33,034)            718
      Interest rate agreements                                                              1,984          (5,909)           (155)
                                                                                     ------------    ------------    ------------
                                                                                              284         (38,943)            563
    Provision for credit losses                                                            (1,346)         (1,120)         (2,930)
                                                                                     ------------    ------------    ------------

    NET REVENUES                                                                           27,021         (16,897)         32,219

    Operating expenses                                                                     (3,835)         (5,876)         (4,658)
    Other income                                                                              175             139              --
    Equity in earnings (losses) of RWT Holdings, Inc.                                     (21,633)         (4,676)             --
                                                                                     ------------    ------------    ------------
    Net income (loss) before preferred dividend and change in accounting principle          1,728         (27,310)         27,561
    Less cash dividends on Class B preferred stock                                         (2,741)         (2,747)         (2,815)
                                                                                     ------------    ------------    ------------
    Net income (loss) before change in accounting principle                                (1,013)        (30,057)         24,746
    Cumulative transition effect of adopting SFAS No. 133 (See Note 2)                         --         (10,061)             --
                                                                                     ------------    ------------    ------------
    NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                               $     (1,013)   $    (40,118)   $     24,746
                                                                                     ============    ============    ============

Earnings (Loss) per Share:
    Basic Earnings (Loss) Per Share:
    Net income (loss) before change in accounting principle                          $      (0.10)   $      (2.28)   $       1.86
    Cumulative transition effect of adopting SFAS No. 133                            $         --    $      (0.76)   $         --
    Net income (loss)                                                                $      (0.10)   $      (3.04)   $       1.86

    Diluted Earnings (Loss) Per Share:
    Net income (loss) before change in accounting principle                          $      (0.10)   $      (2.28)   $       1.81
    Cumulative transition effect of adopting SFAS No. 133                            $         --    $      (0.76)   $         --
    Net income (loss)                                                                $      (0.10)   $      (3.04)   $       1.81

Weighted average shares of common stock and common stock equivalents:
    Basic                                                                               9,768,345      13,199,819      13,334,163
    Diluted                                                                             9,768,345      13,199,819      13,680,410


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                  Class B                                      Accumulated                 Cumulative
                              Preferred stock      Common stock    Additional      other                   distributions
                            --------------------------------------  paid-in    comprehensive  Cumulative        to
                             Shares    Amount     Shares    Amount  capital       income       earnings    stockholders    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996  1,006,250  $29,579  10,996,572   $110   $187,507     $ (3,460)     $ 16,222      $(18,953)    $211,005
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income before
    preferred dividend             --       --          --     --         --           --        27,561            --       27,561

  Net unrealized loss on
    assets available-
    for-sale                       --       --          --     --         --       (6,611)           --            --       (6,611)
                                                                                                                          --------

  Total comprehensive
    income                         --       --          --     --         --           --            --            --       20,950

Conversion of preferred
  stock                       (96,732)  (2,843)     96,732      1      2,842           --            --            --           --

Issuance of common stock           --       --   4,031,353     41    157,321           --            --            --      157,362

Repurchase of common
  stock                            --       --    (840,000)    (9)   (23,115)          --            --            --      (23,124)

Dividends declared:
  Preferred                        --       --          --     --         --           --            --        (2,815)      (2,815)
  Common                           --       --          --     --         --           --            --       (28,841)     (28,841)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    909,518   26,736  14,284,657    143    324,555      (10,071)       43,783       (50,609)     334,537
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net loss before
    preferred dividend and
    change in accounting
    principle                      --       --          --     --         --           --       (27,310)           --      (27,310)

  Reclassification
    adjustment due to
    adoption of SFAS
    No. 133                        --       --          --     --         --       19,457            --            --       19,457

  Net unrealized loss
    on assets available-
    for-sale                       --       --          --     --         --       (9,756)           --            --       (9,756)
                                                                                                                          --------

  Total comprehensive
    income                         --       --          --     --         --           --            --            --      (17,609)

Cumulative transition
  effect of adopting
  SFAS No. 133                     --       --          --     --         --           --       (10,061)           --      (10,061)

Issuance of common stock           --       --      98,399      1      1,563           --            --            --        1,564

Repurchase of common
  stock                            --       --  (3,131,500)   (31)   (46,917)          --            --            --      (46,948)

Dividends declared:
  Preferred                        --       --          --     --         --           --            --        (2,747)      (2,747)
  Common                           --       --          --     --         --           --            --        (3,946)      (3,946)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998    909,518   26,736  11,251,556    113    279,201         (370)        6,412       (57,302)     254,790
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income before
    preferred dividend             --       --          --     --         --           --         1,728            --        1,728

  Net unrealized income
    on assets available-
    for-sale                       --       --          --     --         --       (2,978)           --            --       (2,978)
                                                                                                                          --------

  Total comprehensive loss         --       --          --     --         --           --            --            --       (1,250)

Repurchase of preferred
  stock                        (7,450)    (219)         --     --         --           --            --            --         (219)

Issuance of common stock           --       --      15,285     --         22           --            --            --           22

Repurchase of common
  stock                            --       --  (2,483,500)   (25)   (37,129)          --            --            --      (37,154)

Dividends declared:
  Preferred                        --       --          --     --         --           --            --        (2,741)      (2,741)
  Common                           --       --          --     --         --           --            --        (3,513)      (3,513)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999    902,068  $26,517   8,783,341   $ 88   $242,094     $ (3,348)     $  8,140      $(63,556)    $209,935
====================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                Years Ended December 31,
                                                                         1999            1998             1997
                                                                       ---------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before preferred dividend and
       change in accounting principle                                  $   1,728      $   (27,310)     $    27,561
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization                                          6,773           32,046           27,066
    Provision for credit losses                                            1,346            1,120            2,930
    Equity in (earnings) losses of RWT Holdings, Inc.                     21,633            4,676               --
    Net unrealized and realized market value (gains) losses                 (284)          38,943             (563)
    Purchases of mortgage loans: held-for-sale                          (516,408)          (8,296)              --
    Proceeds from sales of mortgage loans: held-for-sale                 153,303          688,941               --
    Principal payments on mortgage loans: held-for-sale                   59,782          202,965               --
    Purchases of mortgage securities: trading                           (170,723)        (149,934)              --
    Proceeds from sales of mortgage securities: trading                    7,668               --               --
    Principal payments on mortgage securities: trading                   468,344          433,314               --
    Purchases of U.S. Treasury securities: trading                       (45,844)         (49,704)              --
    Proceeds from sales of U.S. Treasury securities: trading              90,519               --               --
    Purchases of interest rate agreements                                 (1,133)         (14,373)          (7,892)
    Proceeds from sales of interest rate agreements                        1,409            2,769               --
    (Increase) decrease in accrued interest receivable                     5,238            4,637           (8,985)
    Decrease in other assets                                                 195              595               11
    Increase (decrease) in accrued interest payable                       (5,358)          (3,656)             416
    Increase (decrease) in accrued expenses and other liabilities           (203)             850            1,411
                                                                       ---------      -----------      -----------
           Net cash provided by operating activities                      77,985        1,157,583           41,955
                                                                       ---------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage loans: held-for-investment                          --       (1,596,673)      (1,322,732)
    Proceeds from sales of mortgage loans: held-for-investment                --          369,119               --
    Principal payments on mortgage loans: held-for-investment            310,892          475,905          288,982
    Purchases of mortgage securities: available-for-sale                 (17,691)        (231,167)        (978,979)
    Proceeds from sales of mortgage securities: available-for-sale            --            9,296           88,284
    Principal payments on mortgage securities: available-for-sale            442          443,057          684,150
    Net (increase) decrease in restricted cash                             7,473           11,800          (24,657)
    Investment in RWT Holdings, Inc., net of dividends received           (9,900)         (19,800)              --
    Loans to RWT Holdings, Inc., net of repayments                            --           (6,500)              --
    Increase in receivable from RWT Holdings, Inc.                           (27)            (445)              --
                                                                       ---------      -----------      -----------
           Net cash provided by (used in) investing activities           291,189         (545,408)      (1,264,952)
                                                                       ---------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on short-term debt                                     (4,005)        (656,955)         (38,578)
    Proceeds (costs) from issuance of long-term debt                        (337)         635,193        1,285,197
    Repayments on long-term debt                                        (359,180)        (502,601)        (112,798)
    Net proceeds from issuance of common stock                                22            1,564          157,362
    Repurchases of preferred stock                                          (202)              --               --
    Repurchases of common stock                                          (37,154)         (46,948)         (23,124)
    Dividends paid                                                        (4,064)         (11,693)         (31,238)
                                                                       ---------      -----------      -----------
           Net cash provided by (used in) financing activities          (404,920)        (581,440)       1,236,821
                                                                       ---------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                     (35,746)          30,735           13,824

Cash and cash equivalents at beginning of period                          55,627           24,892           11,068
                                                                       ---------      -----------      -----------

Cash and cash equivalents at end of period                             $  19,881      $    55,627      $    24,892
                                                                       =========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                             $ 122,520      $   199,762      $   160,690
                                                                       =========      ===========      ===========
    Conversion of preferred stock                                      $      --      $        --      $     2,843
                                                                       =========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia, and Redwood Trust's equity interest in Holdings. Redwood Trust, together with its affiliates, is a finance company specializing in the mortgage portfolio spread lending business. The Company's primary activity is the acquisition, financing, and management of high-quality residential mortgage loans with funds raised through long-term debt issuance. The Company also acquires, finances, and manages commercial mortgage loans and residential mortgage securities (collectively "Mortgage Assets").

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. Substantially all of the assets of Sequoia are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral for Long-Term Debt is limited to its net equity investment in Sequoia, as the Long-Term Debt is non-recourse to the Company. All significant inter-company balances and transactions with Sequoia have been eliminated in the consolidation of the Company. Certain amounts for prior periods have been reclassified to conform to the 1999 presentation.

During March 1998, the Company acquired an equity interest in Holdings, which originates and sells commercial mortgage loans. The Company owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. As the Company does not own the voting common stock of Holdings or control Holdings, its investment in Holdings is accounted for under the equity method. Under this method, original equity investments in Holdings are recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received.

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

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known, losses as well as potential losses inherent in its Mortgage Asset portfolio. The reserve is based upon management's assessment of various factors affecting its Mortgage Assets, including current and projected economic conditions, delinquency status, and credit protection. In determining the reserve for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. The Company's actual credit losses may differ from those estimates used to establish the reserve. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

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

Mortgage Loans: Held-for-Sale

Effective September 30, 1998, the Company elected to reclassify certain short-funded mortgage loans from held-for-investment to held-for-sale. These mortgage loans are carried at the lower of original cost or aggregate market value ("LOCOM"). Realized and unrealized gains and losses on these loans are recognized in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

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

Mortgage Securities: Trading

Effective July 1, 1998, concurrent with the adoption of SFAS No. 133, the Company elected to reclassify all of its mortgage securities with a rating of AA or higher from available-for-sale to trading. Mortgage securities classified as trading are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities are recorded at their estimated fair market value.

Unrealized and realized gains and losses on these securities are recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

Mortgage Securities: Available-for-Sale

Effective July 1, 1998, the Company reclassified all of its mortgage securities rated AA or higher as trading investments, while all mortgage securities rated A or lower remained in the available-for-sale classification. All mortgage securities classified as available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Other Comprehensive Income in Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity.

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

U.S. TREASURY SECURITIES

U.S. Treasury securities include notes issued by the U.S. Government. Interest is recognized as revenue when earned according to the terms of the Treasury securities. Discounts and premiums are amortized into interest income over the life of the security using the effective yield method. U.S. Treasury securities are classified as trading and, accordingly, are recorded at their estimated fair market value with unrealized gains and losses recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. At December 31, 1998, cash equivalents included $25 million in reverse repurchase agreements.

RESTRICTED CASH

Restricted cash of the Company includes principal and interest payments on mortgage loans held as collateral for the Company's Long-Term Debt, and cash pledged as collateral on certain interest rate agreements.

INTEREST RATE AGREEMENTS

The Company maintains an overall interest-rate risk-management strategy that incorporates the use of derivative interest rate agreements to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility. Interest rate agreements that are used as part of the Company's interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, forward sales of fixed-rate Agency mortgage securities ("MBS"), and options on forward purchases or sales of MBS' (collectively "Interest Rate Agreements"). On the date an Interest Rate Agreement is entered into, the Company designates the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) held for trading ("trading" instruments). Since the adoption of SFAS No. 133, the Company has elected to designate all of its Interest Rate Agreements as trading instruments. Accordingly, such instruments are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

Net premiums on interest rate options are amortized as a component of net interest income over the effective period of the interest rate option using the effective interest method. The income and/or expense related to interest rate options and swaps are recognized on an accrual basis.

Prior to the adoption of SFAS No. 133, Interest Rate Agreements that were hedging mortgage securities available-for-sale were carried at fair value with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income in Stockholders' Equity, consistent with the reporting of unrealized gains and losses on the related securities. Similarly, Interest Rate Agreements that were used to hedge mortgage loans, Short-Term Debt or Long-Term Debt was carried at amortized cost. Realized gains and losses from the settlement or early termination of Interest Rate Agreements were deferred and amortized into net interest income over the remaining term of the original Interest Rate Agreement, or, if shorter, over the remaining term of the associated hedged asset or liability, as adjusted for estimated future principal repayments.

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

Under the Code, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Therefore, the dividends declared in December 1999 which were paid in January 2000 are considered taxable income to shareholders in 1999, the year declared.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share for the years ended December 31, 1999, 1998, and 1997 is shown in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period. Due to the net loss available to common stockholders for both the years ended December 31, 1999 and 1998, the addition of potential dilutive shares is anti-dilutive and therefore, the basic and diluted loss per share are the same.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share computations.

(IN THOUSANDS, EXCEPT SHARE DATA)                                         YEARS ENDED DECEMBER 31,
                                                                   1999              1998              1997
                                                                -----------      ------------      ------------
NUMERATOR:
Numerator for basic and diluted earnings per share--
    Net income (loss) before preferred dividend and
       change in accounting principle                           $     1,728      $    (27,310)     $     27,561
    Cash dividends on Class B preferred stock                        (2,741)           (2,747)           (2,815)
                                                                -----------      ------------      ------------
    Net income (loss) before change in accounting principle          (1,013)          (30,057)           24,746
    Cumulative transition effect of adopting SFAS No. 133                --           (10,061)               --
                                                                -----------      ------------      ------------
    Basic and Diluted EPS - Net income (loss)
       available to common stockholders                         $    (1,013)     $    (40,118)     $     24,746
                                                                ===========      ============      ============

DENOMINATOR:
Denominator for basic earnings (loss) per share--
    Weighted average number of common shares
       outstanding during the period                              9,768,345        13,199,819        13,334,163
    Net effect of dilutive stock options                                 --                --           346,247
                                                                -----------      ------------      ------------
Denominator for diluted earnings (loss) per share--               9,768,345        13,199,819        13,680,410
                                                                ===========      ============      ============

BASIC EARNINGS (LOSS) PER SHARE:

Net income (loss) before change in accounting principle         $     (0.10)     $      (2.28)     $       1.86

Cumulative transition effect of adopting SFAS No. 133                    --             (0.76)               --
                                                                -----------      ------------      ------------
Net income (loss) per share                                     $     (0.10)     $      (3.04)     $       1.86
                                                                ===========      ============      ============

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) before change in accounting principle         $     (0.10)     $      (2.28)     $       1.81

Cumulative transition effect of adopting SFAS No. 133                    --             (0.76)               --
                                                                -----------      ------------      ------------
Net income (loss) per share                                     $     (0.10)     $      (3.04)     $       1.81
                                                                ===========      ============      ============


COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At December 31, 1999 and 1998, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

NOTE 3. MORTGAGE ASSETS

At December 31, 1999 and 1998, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgage loans on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency mortgage securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At December 31, 1999 and 1998, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 7.00% and 6.95%, respectively, based on the reported cost of the assets. At December 31, 1999, 81% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 2% were fixed-rate mortgages. At December 31, 1998, 76% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 23% were hybrid mortgages, and 1% were fixed-rate mortgages. At December 31, 1999 and 1998, the coupons on 61% and 64% of the adjustable-rate Mortgage Assets were limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year), respectively. The majority of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At December 31, 1999 and 1998, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.64% and 11.48%, respectively.

At December 31, 1999 and 1998, Mortgage Assets consisted of the following:

MORTGAGE LOANS: RESIDENTIAL

                                          DECEMBER 31,                             DECEMBER 31,
                                              1999                                     1998
                              HELD-FOR-    HELD-FOR-                   HELD-FOR-     HELD-FOR-
(IN THOUSANDS)                  SALE       INVESTMENT      TOTAL         SALE       INVESTMENT        TOTAL
                              ---------   ------------  -----------    ---------   ------------    -----------
Current Face                  $ 412,456    $ 960,928    $ 1,373,384    $ 266,306    $ 1,118,375    $ 1,384,681
Unamortized Discount               (305)          --           (305)      (1,062)            --         (1,062)
Unamortized Premium               3,729       12,906         16,635          670         16,709         17,379
                              ---------    ---------    -----------    ---------    -----------    -----------
Amortized Cost                  415,880      973,834      1,389,714      265,914      1,135,084      1,400,998
Reserve for Credit Losses            --       (5,125)        (5,125)          --         (3,784)        (3,784)
                              ---------    ---------    -----------    ---------    -----------    -----------
Carrying Value                $ 415,880    $ 968,709    $ 1,384,589    $ 265,914    $ 1,131,300    $ 1,397,214
                              =========    =========    ===========    =========    ===========    ===========

The Company recognized gains of $0.3 million during the year ended December 31, 1999 and losses of $6.5 million during the year ended December 31, 1998 as a result of LOCOM adjustments on residential mortgage loans held-for-sale. Also during the years ended December 31, 1999 and 1998, the Company sold residential mortgage loans held-for-sale for proceeds of $103.0 million and $688.9 million, resulting in net gains of $0.1 million and $4.6 million, respectively. There were no mortgage loans classified as held-for-sale during the year ended December 31, 1997. The LOCOM adjustments and net gains on sales are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

There were no sales of residential mortgage loans held-for-investment for the years ended December 31, 1999 and 1997. During the year ended December 31, 1998, the Company sold held-for-investment residential mortgage loans with an amortized cost of $370.1 million for proceeds of $369.1 million. The net realized loss of $1 million is reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

During the second quarter of 1999, as a result of the call and subsequent restructuring of a portion of the Long-Term Debt, the Company reclassified $154 million of residential mortgage loans held-for-sale to residential mortgage loans held-for-investment (see Note 9).

MORTGAGE LOANS: COMMERCIAL

                                  DECEMBER 31, 1999   DECEMBER 31, 1998
(IN THOUSANDS)                      HELD-FOR-SALE       HELD-FOR-SALE
                                  -----------------   -----------------
Current Face                           $8,450              $8,324
Unamortized Discount                      (13)                (37)
                                       ------              ------
Carrying Value                         $8,437              $8,287
                                       ======              ======

During the year ended December 31, 1999, the Company sold commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, for proceeds of $50.3 million. To date, pursuant to the Master Forward Commitment Agreement, all commercial mortgage loans purchased by the Company are sold to RCF at the same price for which the Company acquires the commercial mortgage loans (see Note 12). Accordingly, there were no LOCOM adjustments or gains on sales related to commercial mortgage loans during the years ended December 31, 1999 and 1998.

MORTGAGE SECURITIES: RESIDENTIAL

                                          DECEMBER 31,                              DECEMBER 31,
                                             1999                                       1998
                                          AVAILABLE-                                 AVAILABLE-
(IN THOUSANDS)                TRADING      FOR-SALE       TOTAL        TRADING        FOR-SALE        TOTAL
                             ---------    ---------     ---------     -----------   ------------   -----------
Current Face                 $ 938,943     $ 48,627     $ 987,570     $ 1,250,749     $ 17,281     $ 1,268,030
Unamortized Discount            (3,548)     (16,444)      (19,992)         (3,089)      (8,015)        (11,104)
Unamortized Premium             10,978           --        10,978           9,995           --           9,995
                             ---------     --------     ---------     -----------     --------     -----------
Amortized Cost                 946,373       32,183       978,556       1,257,655        9,266       1,266,921
Reserve for Credit Losses           --         (829)         (829)             --       (1,189)         (1,189)
Gross Unrealized Gains              --          166           166              --          313             313
Gross Unrealized Losses             --       (3,514)       (3,514)             --         (683)           (683)
                             ---------     --------     ---------     -----------     --------     -----------
Carrying Value               $ 946,373     $ 28,006     $ 974,379     $ 1,257,655     $  7,707     $ 1,265,362
                             =========     ========     =========     ===========     ========     ===========

Agency                       $ 580,958           --     $ 580,958     $   617,423           --     $   617,423
Non-Agency                     365,415     $ 28,006       393,421         640,232     $  7,707         647,939
                             ---------     --------     ---------     -----------     --------     -----------
Carrying Value               $ 946,373     $ 28,006     $ 974,379     $ 1,257,655     $  7,707     $ 1,265,362
                             =========     ========     =========     ===========     ========     ===========

For the year ended December 31, 1999, the Company recognized a market value gain of $1.2 million on mortgage securities classified as trading and sold mortgage securities classified as trading for proceeds of $7.7 million. During the year ended December 31, 1998, the Company elected to reclassify all of its short-funded mortgage securities from available-for-sale to trading (see Note
2). As a result of this reclassification, the Company recognized a reclassification loss of $11.9 million, which was transferred from other comprehensive income to current earnings, and a market value loss of $17.5 million on mortgage securities classified as trading. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

No sales or write-downs of available-for-sale mortgage securities occurred during the year ended December 31, 1999. During the years ended December 31, 1998 and 1997, the Company sold mortgage securities available-for-sale for proceeds of $9.3 million and $88.3 million, resulting in net gains of $0 and $0.5 million, respectively. The Company also recognized a $0.7 million loss on the write-down of certain mortgage securities available-for-sale during the year ended December 31, 1998. The gains and losses on the sales and write-downs of mortgage securities available-for-sale are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

NOTE 4. RESERVE FOR CREDIT LOSSES

The Reserve for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses activity:

                                  YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                   1999       1998       1997
                                ------    -------     ------
Balance at beginning of year    $4,973    $ 4,931     $2,180
Provision for credit losses      1,346      1,120      2,930
Charge-offs                       (365)    (1,078)      (179)
                                ------    -------     ------
Balance at end of year          $5,954    $4,973      $4,931
                                ======    =======     ======


NOTE 5. U.S. TREASURY SECURITIES

The Company did not hold any U.S. Treasury securities at December 31, 1999. At December 31, 1998, the Company owned $45 million face value of U.S. Treasury securities at a carrying value of $48 million. For the years ended December 31, 1999 and 1998, the Company recognized market value losses of $3.3 million and market value gains of $0.1 million on U.S. Treasury securities, respectively. During the year ended December 31, 1999, the Company sold U.S. Treasury securities for proceeds of $90.5 million. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

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

During 1999, as a result of the call and subsequent restructuring of a portion of the Long-Term Debt, the Company reclassified $154 million of mortgage loans held-for-sale to mortgage loans held-for-investment (see Note 9).

The components of the Bond Collateral are summarized as follows:

                                               DECEMBER 31,      DECEMBER 31,
(IN THOUSANDS)                                     1999              1998
                                               ------------      ------------
Mortgage loans
   Residential: held-for-sale                    $     --         $  197,646
   Residential: held-for-investment, net          968,709          1,131,300
Restricted cash                                     4,791             12,857
Accrued interest receivable                         5,633              7,707
                                                 --------         ----------
                                                 $979,133         $1,349,510
                                                 ========         ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 7. INTEREST RATE AGREEMENTS

At December 31, 1999 and 1998, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

For the year ended December 31, 1999, the Company recognized a market value gain of $2.0 million on Interest Rate Agreements classified as trading and sold Interest Rate Agreements classified as trading for proceeds of $1.4 million. The market value gains are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

During the year ended December 31, 1998, as a result of adopting SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type transition adjustment of $10.1 million loss in earnings to recognize at fair value the ineffective portion of Interest Rate Agreements that were previously designated as part of a hedging relationship (see Note 2). This loss is reflected on the Consolidated Statements of Operations as "Cumulative Transition Effect of Adopting SFAS No. 133." Approximately $7.6 million of this transition adjustment was transferred from other comprehensive income to current earnings. Additionally, during the year ended December 31, 1998, the Company recognized a net market value loss of $5.9 million on Interest Rate Agreements classified as trading. This loss is reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.

                                           NOTIONAL AMOUNTS                  CREDIT EXPOSURE(a)
(IN THOUSANDS)                        DECEMBER 31,   DECEMBER 31,         DECEMBER 31,  DECEMBER 31,
                                          1999           1998                1999           1998
                                      ------------   ------------         -----------   ------------
Interest Rate Options Purchased        $2,960,900     $3,569,200                --             --
Interest Rate Swaps                       250,000        440,000            $2,632         $8,673
Interest Rate Futures and Forwards        630,000             --               593             --
                                       ----------     ----------            ------         ------
Total                                  $3,840,900     $4,009,200            $3,225         $8,673
                                       ==========     ==========            ======         ======

(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

Interest Rate Options purchased (sold), which may include caps, floors, call and put corridors, options on futures, options on MBS forwards, and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment (receipt) of a premium when the contract is initiated. Purchased interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, purchased interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Purchased call (put) corridors will cause the Company to incur a gain to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a purchased call (put) corridor is equal to the up-front premium. Call (put) corridors that are sold will cause the Company to incur a loss to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. Such loss, if any, will, in part, be offset by upfront premium received. The maximum gain or loss on a call
(put) corridor sold is determined at the time of the transaction by establishing a minimum (maximum) index rate. The Company will receive cash on the purchased options on futures/forwards if the futures/forward price exceeds (is below) the call (put) option strike price at the expiration of the option. For the written options on futures/forwards, the Company receives an up-front premium for selling the option, however, the Company will incur a loss on the written option if the futures/forward price exceeds (is below) the call (put) option strike price at the expiration of the option. Purchased receiver (payor) swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The maximum gain or loss on a receiver (payor) swaption is established at the time of the transaction by establishing a minimum

(maximum) index rate. The Company's credit risk on the purchased Options is limited to the carrying value of the Options agreements. The credit risk on options on futures is limited due to the fact that the exchange and its members are required to satisfy the obligations of any member that fails to perform.

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

Interest Rate Futures and Forwards ("Futures and Forwards") are contracts for the purchase or sale of securities or cash in which the seller (buyer) agrees to deliver (purchase) on a specified future date, a specified instrument (or the cash equivalent), at a specified price or yield. Under these agreements, if the Company has sold (bought) the futures/forwards, the Company will generally receive additional cash flows if interest rates rise (fall). Conversely, the Company will generally pay additional cash flows if interest rates fall (rise). The credit risk inherent in futures and forwards arises from the potential inability of counterparties to meet the terms of their contracts, however, the credit risk on futures is limited by the requirement that the exchange and its members make good on obligations of any member that fails to perform.

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

NOTE 8. SHORT-TERM DEBT

The Company has entered into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets.

At December 31, 1999, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.22% and a weighted-average remaining maturity of 96 days. This debt was collateralized with $1.3 billion of Mortgage Assets. At December 31, 1998, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 5.62% and a weighted-average remaining maturity of 48 days. This debt was collateralized with $1.3 billion of Mortgage Assets and U.S. Treasury securities.

At December 31, 1999 and 1998, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)                      DECEMBER 31,       DECEMBER 31,
                                        1999               1998
                                    ------------       ------------
Within 30 days                       $  163,394         $  428,292
30 to 90 days                           385,729            714,114
Over 90 days                            704,442            115,164
                                     ----------         ----------
Total Short-Term Debt                $1,253,565         $1,257,570
                                     ==========         ==========

For the years ended December 31, 1999, 1998 and 1997, the average balance of Short-Term Debt was $1.0 billion, $2.0 billion and $2.4 billion with a weighted-average interest cost of 5.35%, 5.81%, and 5.86%, respectively. The maximum balance outstanding during the years ended December 31, 1999, 1998, and 1997 was $1.3 billion, $2.5 billion, and $3.1 billion, respectively.

In July 1999, the Company entered into a one-year, $90 million revolving mortgage warehousing credit facility with two banks. At the Company's request, this line was reduced to $20 million in December 1999. The facility is primarily intended to finance newly originated residential mortgage loans. At December 31, 1999, the Company had outstanding borrowings of $6.4 million under this facility, which are reflected as a component of Short-Term Debt. Holdings may borrow under this facility as a co-borrower. At December 31, 1999, Holdings had no outstanding borrowings under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At December 31, 1999, the weighted-average borrowing rate under this facility was 6.87%. The Company and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at December 31, 1999, or had obtained the appropriate waivers.

In July 1999, the Company entered into a one-year, $350 million master loan and security agreement with a Wall Street firm. The facility is primarily intended to finance newly originated commercial and residential mortgage loans. At December 31, 1999, the Company had outstanding borrowings of $119.9 million under this facility, which are reflected as a component of Short-Term Debt. Holdings may borrow under this facility as a co-borrower. At December 31, 1999, Holdings had outstanding borrowings of $19.8 million under this facility. Borrowings under this facility bear interest based on a specified margin over LIBOR. At December 31, 1999, the weighted-average borrowing rate under this facility was 5.72%. The Company and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at December 31, 1999.

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

For the years ended December 31, 1999, 1998, and 1997, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.03%, 6.38%, and 6.31%, respectively. At December 31, 1999 and December 31, 1998, accrued interest payable on Long-Term Debt was $3.0 million and $4.2 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

The components of the Long-Term Debt at December 31, 1999 and 1998 along with selected other information are summarized below:

(IN THOUSANDS)                                             DECEMBER 31,      DECEMBER 31,
                                                               1999               1998
                                                           ------------      ------------
Long-Term Debt                                               $944,225         $1,303,405
Unamortized premium on Long-Term Debt                           3,881              5,783
Deferred bond issuance costs                                   (2,836)            (3,628)
                                                             --------         ----------
     Total Long-Term Debt                                    $945,270         $1,305,560
                                                             ========         ==========

Range of weighted-average interest rates, by series    6.21% to 6.88%     5.75% to 6.55%

Stated maturities                                         2017 - 2029        2017 - 2029
Number of series                                                    3                  3


NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998.

(IN THOUSANDS)                                  DECEMBER 31, 1999             DECEMBER 31, 1998
                                         CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                         --------------    ----------    --------------    ----------
Assets
   Mortgage Loans
      Residential: held-for-sale           $  415,880      $  415,880      $  265,914      $  266,015
      Residential: held-for-investment     $  968,709      $  955,653      $1,131,300      $1,120,376

      Commercial: held-for-sale            $    8,437      $    8,437      $    8,287      $    8,287
   Mortgage Securities
      Residential: trading                 $  946,373      $  946,373      $1,257,655      $1,257,655
      Residential: available-for-sale      $   28,006      $   28,006      $    7,707      $    7,707
   U.S. Treasury Securities                        --              --      $   48,009      $   48,009
   Interest Rate Agreements                $    2,037      $    2,037      $    2,517      $    2,517
   Investment in RWT Holdings, Inc.        $    3,391      $    3,675      $   15,124      $   15,132

Liabilities
   Short-Term Debt                         $1,253,565      $1,253,565      $1,257,570      $1,257,570
   Long-Term Debt                          $  945,270      $  928,449      $1,305,560      $1,302,330

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 11. STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. As of December 31, 1999 and 1998, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.

In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. Pursuant to this repurchase program, the Company repurchased 7,450 shares of its Preferred Stock for $0.2 million during the year ended December 31, 1999. At December 31, 1999, there were 142,550 shares available for repurchase.

STOCK OPTION PLAN

The Company has adopted a Stock Option Plan for executive officers, employees, and non-employee directors (the "Plan"). The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant "incentive stock options" as defined under Section 422 of the Code ("ISOs"), options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights ("Awards"), and dividend equivalent rights ("DERs") to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs with DERs pursuant to a formula under the Plan.

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At December 31, 1999 and 1998, 283,975 and 273,312 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At December 31, 1999 and 1998, 389,942 and 381,298 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date. For the years ended December 31, 1999, 1998, and 1997, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $68,319, $55,222, and $437,393, respectively.

A summary of the status of the Company's Plan as of December 31 and changes during the periods ending on that date is presented below.

                                                    1999                   1998                 1997
                                            --------------------    --------------------  ------------------
                                                        WEIGHTED                WEIGHTED            WEIGHTED
                                                        AVERAGE                 AVERAGE             AVERAGE
                                                        EXERCISE                EXERCISE            EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)            SHARES      PRICE      SHARES       PRICE    SHARES     PRICE
                                            ---------   --------    -------     --------  -------   --------
Outstanding options at January 1            1,739,787    $23.68     840,644      $29.79   421,583    $19.05
   Options granted                            371,950    $13.37     929,125      $16.73   460,328    $37.08
   Options exercised                          (15,285)   $ 0.68     (29,723)     $ 0.11   (54,485)   $ 0.89
   Options canceled                          (387,990)   $21.50      (2,699)     $29.81        --        --
   Dividend equivalent rights earned            5,374        --       2,440          --    13,218        --
                                            ---------             ---------               -------
Outstanding options at December 31          1,713,836    $21.97   1,739,787      $23.68   840,644    $29.79
                                            =========             =========               =======

Options exercisable at year-end               401,697    $26.89     336,121      $25.95    81,774    $22.10

Weighted average fair value of options
 granted during the year                    $    1.33             $    1.63               $  3.17

The following table summarizes information about stock options outstanding at December 31, 1999.

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                   ------------------------------------------------    -----------------------------
                                WEIGHTED-AVERAGE
   RANGE OF          NUMBER        REMAINING       WEIGHTED-AVERAGE      NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICES    OUTSTANDING  CONTRACTUAL LIFE    EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
---------------    -----------  ----------------   ----------------    -----------  ----------------
    $0 to 10           41,360         6.9               $ 1.10            35,312        $ 1.29
    10 to 20          851,668         8.8               $13.94            97,626        $18.16
    20 to 30          398,756         8.0               $22.46            93,348        $22.61
    30 to 40          302,200         7.0               $37.45           141,218        $37.49
    40 to 50          111,102         7.5               $45.09            29,193        $45.09
    50 to 53            8,750         7.5               $52.25             5,000        $52.25
                    ---------                                            ------
    $0 to 53        1,713,836         8.2               $21.97           401,697        $26.89
                    =========                                            ======

At December 31, 1999, the Company had one Stock Option Plan, which is described above. The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its Plan. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 YEAR ENDED DECEMBER 31,
                                              1999         1998        1997
                                             -------     --------     -------
Net income (loss)             As reported    $(1,013)    $(40,118)    $24,746
(IN THOUSANDS)                Pro Forma      $(1,687)    $(40,674)    $24,504

Basic net income (loss)       As reported    $ (0.10)    $  (3.04)    $  1.86
per share                     Pro Forma      $ (0.17)    $  (3.08)    $  1.84

Diluted net income (loss)     As reported    $ (0.10)    $  (3.04)    $  1.81
per share                     Pro Forma      $ (0.17)    $  (3.08)    $  1.79

For purposes of determining option values for use in the above tables, the values are based on American valuation using the Black/Scholes option pricing model as of the various grant dates, using the following principal assumptions: expected stock price volatility 33%, risk free rates of return based on the 5 year treasury rate at the date of grant, and a dividend growth rate of 10%. The actual value, if any, that the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

COMMON STOCK REPURCHASES

Since September 1997, the Company's Board of Directors has approved the repurchase of 7,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company repurchased 2,483,500 shares for $37 million at an average price of $14.96 per share during the year ended December 31, 1999. During the year ended December 31, 1998, the Company repurchased 3,131,500 shares of its Common Stock for $47 million at an average price of $14.99 per share. During the year ended December 31, 1997, the Company repurchased 840,000 shares of its Common Stock for $23 million at an average price of $27.53 per share. At December 31, 1999, there were 1,000,000 shares available for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

NOTE 12. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS

During December 1999, Holdings purchased $390 million of residential mortgage loans and subsequently sold a participation agreement on the mortgage loans to the Company. Pursuant to the terms of the Mortgage Loan

Participation Purchase Agreement, the Company purchased a 99% interest in the mortgage loans, and assumes all related risks of ownership. Holdings did not recognize any gain or loss on this transaction.

During the year ended December 31, 1999, the Company sold $50 million of commercial mortgage loans to RCF. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RCF at the same price for which the Company acquired the mortgage loans. There were no such sales during the year ended December 31, 1998. At both December 31, 1999 and 1998, under the terms of the Master Forward Commitment Agreement, the Company had committed to sell $8 million of commercial mortgage loans to RCF for settlement during the first quarter of 2000 and 1999, respectively.

During the year ended December 31, 1999, the Company sold $61 million of residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RRF at the same price for which the Company acquired the mortgage loans. There were no such sales during the year ended December 31, 1998. At December 31, 1999, under the terms of the Master Forward Commitment Agreement, the Company had committed to sell $16 million of residential mortgage loans to RRF during the first and second quarters of 2000. There were no such commitments at December 31, 1998.

OTHER

Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance certain mortgage loans owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR interest rate. At both December 31, 1999 and 1998, the Company had loaned $6.5 million to Holdings in accordance with the provisions of this arrangement. During the years ended December 31, 1999 and 1998, the Company earned $1.1 million and $18,539, respectively, in interest on loans to Holdings.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the years ended December 31, 1999 and 1998, $3.0 million and $2.3 million, respectively, of Holdings' operating expenses were paid by the Company, and were subject to reimbursement by Holdings.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At December 31, 1999, the Company was providing credit support on $22.4 million of Holdings' Short-Term Debt. No such borrowings were outstanding at December 31, 1998. During the years ended December 31, 1999 and 1998, the Company recognized $0.1 million and $0.1 million in credit support fee income. Credit support fees are reflected as a component of "Other Income" on the Consolidated Statements of Operations.

NOTE 13. COMMITMENTS AND CONTINGENCIES

At December 31, 1999, the Company had entered into commitments to purchase $18.0 million of residential mortgage securities and $7.7 million of residential mortgage loans for settlement during January and February 2000. At December 31, 1999, the Company had also entered into commitments to sell $8.4 million of commercial mortgage loans to RCF and $16.0 million of residential mortgage loans to RRF for settlement during the first and second quarters of 2000.

At December 31, 1999, the Company is obligated under non-cancelable operating leases with expiration dates through 2003. The total future minimum lease payments under these non-cancelable leases is $632,574 and is expected to be recognized as follows: 2000 - $363,571; 2001 - $171,856; 2002 - $53,546; 2003 -
$43,601.

NOTE 14. SUBSEQUENT EVENTS

On March 9, 2000, the Company declared a $0.35 per share common stock dividend for the first quarter of 2000. The common stock dividend is payable on April 21, 2000 to shareholders of record on March 31, 2000.

On March 8, 2000, the Company committed to the issuance of $377 million in face value of Long-Term Debt, for settlement on March 21, 2000. This Long-Term Debt will be issued by Sequoia Mortgage Trust 4, a business trust that will be established by Sequoia. The debt will be collateralized by a pool of adjustable-rate, 30-year mortgage loans. The proceeds received from this issuance are expected to be used to pay down a portion of the Company's Short-Term Debt.

NOTE 15. QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

(IN THOUSANDS, EXCEPT SHARE DATA)                                                      THREE MONTHS ENDED
                                                                       ----------------------------------------------------
                                                                       MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                                       --------      --------    ------------   -----------
1999
Operating results:
     Interest income                                                   $ 41,731      $ 36,091      $ 34,555      $ 34,933
     Interest expense                                                   (33,491)      (28,537)      (27,390)      (27,744)
     Interest rate agreement expense                                       (333)         (737)         (457)         (538)
     Net interest income                                                  7,907         6,817         6,708         6,651
     Net income (loss) available to common stockholders                   5,854         2,509        (3,738)       (5,638)
Per share data:
     Net income (loss) - diluted                                       $   0.54      $   0.25      $  (0.39)     $  (0.64)
     Dividends declared per common share(a)                                  --            --      $  0.150      $  0.250
     Dividends declared per preferred share                            $  0.755      $  0.755      $  0.755      $  0.755

1998
Operating results:
     Interest income                                                   $ 53,861      $ 53,783      $ 61,558      $ 53,602
     Interest expense                                                    46,097        50,169        56,170        43,688
     Interest rate agreement expense                                      1,378         1,624           247           265
     Net interest income                                                  6,386         1,990         5,141         9,649
     Income (loss) before change in accounting principle                  2,450          (491)      (37,805)        5,789
     Cumulative  transition effect of adopting SFAS No. 133                  --            --       (10,061)           --
     Net income (loss) available to common stockholders                   2,450          (491)      (47,866)        5,789
Per share data:
     Income (loss) before change in accounting principle - diluted         0.17         (0.03)        (2.85)         0.51
     Cumulative  transition effect of adopting SFAS No. 133                  --            --         (0.76)           --
     Net income (loss) - diluted                                           0.17         (0.03)        (3.61)         0.51
     Dividends declared per common share(a)                               0.270         0.010            --            --
     Dividends declared per preferred share                               0.755         0.755         0.755         0.755


(a) Reflects period for which the common dividend was declared. Reported dividends may have been declared during the following quarter.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Redwood Trust, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Redwood Trust, Inc. and subsidiary (the Company), at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

In July 1998, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This change is discussed in Note 2 to the consolidated financial statements.



/s/ PricewaterhouseCoopers L.L.P.

San Francisco, California
February 21, 2000

                               RWT HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 1999

                               RWT HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----
Consolidated Financial Statements - RWT Holdings, Inc.

      Consolidated Balance Sheets at December 31, 1999 and 1998 .................................. F-26

      Consolidated Statements of Operations for the year ended December 31, 1999 and for the period from April 1, 1998 (commencement of operations) to December 31, 1998 ............ F-27

      Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999 and for the period from April 1, 1998 (commencement of operations) to December 31, 1998 .... F-28

      Consolidated Statements of Cash Flows for the year ended December 31, 1999 and for the period from April 1, 1998 (commencement of operations) to December 31, 1998 ............ F-29

      Notes to Consolidated Financial Statements ................................................. F-30

Report of Independent Accountants ................................................................ F-36

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                            December 31,
                                                                         1999          1998
                                                                       --------      --------
ASSETS

Mortgage loans: held-for sale
  Residential                                                          $  4,399      $ 12,247
  Commercial                                                             29,605            --
                                                                       --------      --------
                                                                         34,004        12,247

Cash and cash equivalents                                                 1,999         9,711
Restricted cash                                                              50            --
Accrued interest receivable                                               1,520            78
Property, equipment and leasehold improvements, net                         299           622
Other assets                                                              1,081           120
                                                                       --------      --------
Total Assets                                                           $ 38,953      $ 22,778
                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Short-term debt                                                        $ 22,427      $     --
Loans from Redwood Trust, Inc.                                            6,500         6,500
Payable to Redwood Trust, Inc.                                              472           445
Accrued interest payable                                                    831             3
Accrued restructuring charges                                             4,039            --
Accrued expenses and other liabilities                                    1,259           554
                                                                       --------      --------
  Total Liabilities                                                      35,528         7,502
                                                                       --------      --------

Commitments and contingencies (See Note 10)

STOCKHOLDERS' EQUITY

Series A preferred stock, par value $0.01 per share; 10,000 shares authorized; 5,940 issued and outstanding
  ($5,940 aggregate liquidation preference)                              29,700        19,800
Common stock, par value $0.01 per share;
  10,000 shares authorized; 3,000 issued and outstanding                     --            --
Additional paid-in capital                                                  300           200
Accumulated deficit                                                     (26,575)       (4,724)
                                                                       --------      --------
  Total Stockholders' Equity                                              3,425        15,276
                                                                       --------      --------
Total Liabilities and Stockholders' Equity                             $ 38,953      $ 22,778
                                                                       ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)


                                                                                         For the period
                                                                                        from April 1, 1998
                                                                                         (commencement of
                                                                        Year Ended        operations) to
                                                                     December 31, 1999   December 31, 1998
                                                                     -----------------   -----------------
REVENUES
    Interest income
      Mortgage loans: held-for-sale
      Residential                                                        $  1,955             $ 2,803
      Commercial                                                            1,555                  --
                                                                         --------             -------
                                                                            3,510               2,803
      Mortgage securities: trading                                          1,021                  --
      Cash and cash equivalents                                               330                 350
                                                                         --------             -------
      Total interest income                                                 4,861               3,153

    Interest expense
      Short-term debt                                                      (2,457)             (2,503)
      Credit support fees                                                    (149)               (139)
      Loans from Redwood Trust, Inc.                                       (1,118)                (18)
                                                                         --------             -------
      Total interest expense                                               (3,724)             (2,660)

      Net interest income                                                   1,137                 493

      Net unrealized and realized market value gains (losses)                (747)                 18
      Other income                                                             26                  --
                                                                         --------             -------

      Net revenues                                                            416                 511

EXPENSES
      Compensation and benefits                                            (8,414)             (3,395)
      General and administrative                                           (5,430)             (1,840)
      Restructuring charge                                                 (8,423)                 --
                                                                         --------             -------
      Total expenses                                                      (22,267)             (5,235)

NET LOSS                                                                 $(21,851)            $(4,724)
                                                                         ========             =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                   Series A
                                 Preferred stock       Common stock    Additional
                                -------------------------------------    paid-in   Accumulated
                                Shares    Amount      Shares   Amount    capital     deficit        Total
-----------------------------------------------------------------------------------------------------------
Balance, April 1, 1998             --     $    --        --     $--       $ --       $     --      $     --
-----------------------------------------------------------------------------------------------------------

Comprehensive income:
     Net loss                      --          --        --      --         --         (4,724)       (4,724)

Issuance of preferred stock     3,960      19,800        --      --         --             --        19,800

Issuance of common stock           --          --     2,000      --        200             --           200
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      3,960      19,800     2,000      --        200         (4,724)       15,276
-----------------------------------------------------------------------------------------------------------

Comprehensive income:
     Net loss                      --          --        --      --         --        (21,851)      (21,851)

Issuance of preferred stock     1,980       9,900        --      --         --             --         9,900

Issuance of common stock           --          --     1,000      --        100             --           100
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      5,940     $29,700     3,000     $--       $300       $(26,575)     $  3,425
===========================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                                  For the period
                                                                                                 from April 1, 1998
                                                                                                  (commencement of
                                                                                 Year Ended        operations) to
                                                                              December 31, 1999   December 31, 1998
                                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (21,851)       $  (4,724)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                                                829               27
           Net unrealized and realized  market value (gains) losses                     747              (18)
           Write-off of property, equipment and leasehold improvements, net           3,131               --
    Purchases of mortgage loans: held for sale                                     (657,295)        (543,296)
    Proceeds from sales of mortgage loans: held for sale                            533,743          525,418
    Principal payments on mortgage loans: held for sale                               1,614            5,622
    Purchases of mortgage securities: trading                                        (4,619)              --
    Proceeds from sales of mortgage securities: trading                              99,488               --
    Principal payments on mortgage securities: trading                                3,549               --
    Increase in accrued interest receivable                                          (1,442)             (78)
    (Increase) decrease in other assets                                                  54              (55)
    Increase in amounts due to Redwood Trust                                             27              445
    Increase in accrued interest payable                                                828                3
    Increase in accrued restructuring charges                                         4,039               --
    Increase in accrued expenses and other liabilities                                  705              554
                                                                                  ---------        ---------
          Net cash used in operating activities                                     (36,453)         (16,102)
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment and leasehold improvements, net                 (3,636)            (687)
    Net increase in restricted cash                                                     (50)              --
                                                                                  ---------        ---------
          Net cash used in investing activities                                      (3,686)            (687)
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of short-term debt                                    22,427               --
    Loans from Redwood Trust, Inc. (net of repayments)                                   --            6,500
    Net proceeds from issuance of preferred stock                                     9,900           19,800
    Net proceeds from issuance of common stock                                          100              200
                                                                                  ---------        ---------
          Net cash provided by financing activities                                  32,427           26,500
                                                                                  ---------        ---------

Net increase (decrease) in cash and cash equivalents                                 (7,712)           9,711

Cash and cash equivalents at beginning of period                                      9,711               --
                                                                                  ---------        ---------

Cash and cash equivalents at end of period                                        $   1,999        $   9,711
                                                                                  =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest expense                                              $   2,810        $   2,518
    Non-cash transaction:
      Securitization of mortgage loans into mortgage securities                   $  98,315        $      --
                                                                                  =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 1. THE COMPANY

RWT Holdings, Inc. ("Holdings") was incorporated in Delaware on February 13, 1998 and commenced operations on April 1, 1998. Holdings originates and sells commercial mortgage loans. Redwood Trust, Inc. ("Redwood Trust") owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. The consolidated financial statements include the three subsidiaries of Holdings. Redwood Commercial Funding, Inc. ("RCF") originates commercial mortgage loans for sale to institutional investors. Redwood Residential Funding, Inc. ("RRF") and Redwood Financial Services, Inc. ("RFS") were start-up ventures that ceased operations in 1999. Holdings and its subsidiaries currently utilize both debt and equity to finance acquisitions. References to Holdings in the following footnotes refer to Holdings and its subsidiaries.

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

MORTGAGE ASSETS

Holdings' mortgage assets consist of mortgage loans and mortgage securities ("Mortgage Assets"). Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.

Mortgage Loans: Held-for-Sale

Mortgage loans are recorded at the lower of cost or aggregate market value ("LOCOM"). Cost generally consists of the loan principal balance net of any unamortized premium or discount and net loan origination fees. Interest income is accrued based on the outstanding principal amount of the mortgage loans and their contractual terms. Realized and unrealized gains or losses on the loans are based on the specific identification method and are recognized in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

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

Mortgage Securities: Trading

Mortgage securities classified as trading are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

LOAN ORIGINATION FEES

Loan fees, discount points and certain direct origination costs are recorded as an adjustment to the cost of the loan and are recorded in earnings when the loan is sold.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

DERIVATIVE FINANCIAL INSTRUMENTS

Holdings utilizes derivative financial instruments to mitigate the risks that a change in interest rates will result in a change in the value of the Mortgage Assets. At December 31, 1999, Holdings had entered into forward contracts for the sale of mortgage loans. Holdings currently designates all derivative financial instruments as trading instruments. Accordingly, such instruments are recorded at their estimated fair market value with unrealized and realized gains and losses on these instruments recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. During the year ended December 31, 1999, Holdings recognized market value gains on derivative financial instruments of $1.0 million. There were no derivative financial instruments outstanding during the period ended December 31, 1998. At December 31, 1999, Holdings had $1 million notional value of outstanding derivative financial instruments.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of December 31, 1999 there was no other comprehensive income.

NOTE 3. MORTGAGE ASSETS

At December 31, 1999 and 1998 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

(IN THOUSANDS)                        DECEMBER 31, 1999                   DECEMBER 31, 1998
                               RESIDENTIAL  COMMERCIAL   TOTAL      RESIDENTIAL  COMMERCIAL   TOTAL
                               --------------------------------     --------------------------------
Current Face                     $4,995     $30,324     $35,319      $12,072         --      $12,072
Unamortized Premium (Discount)     (596)       (719)     (1,315)         175         --          175
                               --------------------------------     --------------------------------
Carrying Value                   $4,399     $29,605     $34,004      $12,247         --      $12,247
                               ================================     ================================

For the years ended December 31, 1999 and 1998, Holdings recognized losses of $1.8 million and $11,118, respectively, as a result of LOCOM adjustments on mortgage loans held-for-sale. These losses are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

MORTGAGE SECURITIES: TRADING

For the year ended December 31, 1999, Holdings recognized a market value gain of $0.1 million on mortgage securities classified as trading. This gain is reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. During the year ended December 31, 1999, Holdings sold mortgage securities classified as trading for proceeds of $99.5 million. Holdings did not own any mortgage securities prior to 1999.

NOTE 4. SHORT-TERM DEBT

Holdings has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. The average balance of Short-Term Debt outstanding during the years ended December 31, 1999 and 1998 was $42 million and $55 million with a weighted-average borrowing rate of 6.22% and 6.30%, respectively. The maximum balance outstanding during the years ended December 31, 1999 and 1998 was $397 million and $367 million, respectively.

In July 1999, Redwood Trust entered into a one-year, $90 million revolving mortgage warehousing credit facility with two banks. At Redwood Trust's request, this line was reduced to $20 million in December 1999. The facility is primarily intended to finance newly originated residential mortgage loans. Holdings may borrow under this facility as a co-borrower. At December 31, 1999, Holdings had no outstanding borrowings under this facility. Redwood Trust and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at December 31, 1999, or had obtained the appropriate waivers.

In July 1999, Redwood Trust entered into a one-year, $350 million master loan and security agreement with a Wall Street firm. The facility is primarily intended to finance newly originated commercial and residential mortgage loans. Holdings may borrow under this facility as a co-borrower. At December 31, 1999, Holdings had outstanding borrowings of $19.8 million under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At December 31, 1999, the weighted-average borrowing rate under this facility was 7.23%. Redwood Trust and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at December 31, 1999.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. At December 31, 1999, Redwood Trust was providing credit support on $22.4 million of Holdings' Short-Term Debt. No such borrowings were outstanding at December 31, 1998. These expenses are reflected as "Credit support fees" on the Consolidated Statements of Operations.

NOTE 5. RESTRUCTURING CHARGE

During the year ended December 31, 1999, Holdings recognized $8.4 million in restructuring charges as a result of the closure of two of its subsidiaries, RRF and RFS. Restructuring charges were determined in accordance with the provisions of Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges", Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", and other relevant accounting guidance. The restructuring accrual includes costs associated with existing contractual and lease arrangements at both subsidiaries which have no future value. In addition, as a result of the closure of the two subsidiaries, certain assets utilized in these businesses were determined to have little or no realizable value, resulting in impairment losses. These assets included software developed for use at RRF and certain fixed assets at both subsidiaries. The following table provides a summary of the primary components of the restructuring charge and the associated liability.

                                             TOTAL ESTIMATED          TOTAL ACTUAL
(IN THOUSANDS)                            LIABILITY/IMPAIRMENTS   PAYMENTS/CHARGE-OFFS
                                          ---------------------   --------------------
Payroll,  severance, and termination             $3,511                  $1,080
benefits
Asset impairments                                 2,858                   2,858
Lease and other commitments                       1,314                     246
Other                                               740                     200
                                                 ------                  ------
Total                                            $8,423                  $4,384
                                                 ======                  ======

The Company expects to pay the majority of the remaining restructuring costs during the year 2000. The remaining liability for restructuring costs of $4.0 million is reflected as "Accrued restructuring charges" on the Consolidated Statements of Operations.

NOTE 6. INCOME TAXES

The provision for income taxes for the period from January 1, 1999 through December 31, 1999 amounted to $3,200 and represents minimum California franchise taxes. The effective tax rate differs from the statutory federal income tax rate primarily due to state limitations on recognizing the benefit of net operating losses (NOL).

At December 31, 1999, Holdings had NOL carryforwards of approximately $21 million for federal tax purposes and $11 million for state income tax purposes. The federal and state carryforwards expire through 2018 and 2004 respectively. Due to the uncertainty of realization of the $8 million tax benefit of the NOL, a valuation allowance of $8 million has been provided to eliminate the deferred tax assets at December 31, 1999. The increase in the valuation allowance amounted to $6.1 million for the period ended December 31, 1999.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at December 31, 1999 and 1998.

(IN THOUSANDS)                          DECEMBER 31, 1999                   DECEMBER 31, 1998
                                   CARRYING VALUE    FAIR VALUE        CARRYING VALUE   FAIR VALUE
                                   --------------    ----------        --------------   ----------
Assets
  Mortgage loans: held-for-sale
     Residential                      $ 4,399         $ 4,415             $12,247        $12,255
     Commercial                       $29,605         $29,876                  --             --
Liabilities
  Short-term debt                     $22,427         $22,427                  --             --
  Loans from Redwood Trust, Inc.      $ 6,500         $ 6,500             $ 6,500        $ 6,500

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

NOTE 9. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS

During December 1999, Holdings purchased $390 million of residential mortgage loans and subsequently sold a participation agreement to Redwood Trust on the mortgage loans. Pursuant to the terms of the Mortgage Loan Participation Purchase Agreement, Redwood purchased a 99% interest in the mortgage loans, and assumes all related risks of ownership. Holdings did not recognize any gain or loss on this transaction.

During the year ended December 31, 1999, RCF purchased $50 million of commercial mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RCF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. There were no such purchases during the year ended December 31, 1998. At both December 31, 1999 and 1998, under the terms of the Master Forward Commitment Agreement, Redwood Trust had committed to sell $8 million of commercial mortgage loans to RCF during the first quarter of 2000 and 1999, respectively.

During the year ended December 31, 1999, RRF purchased $61 million of residential mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RRF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. There were no such sales during the year ended December 31, 1998. At December 31, 1999, under the terms of the Master Forward Commitment Agreement, Redwood Trust had committed to sell $16 million of residential mortgage loans to RRF during the first and second quarters of 2000. There were no such commitments at December 31, 1998.

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance certain Mortgage Assets owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.5% over LIBOR. At both December 31, 1999 and 1998, Holdings had borrowed $6.5 million from Redwood Trust in accordance with the provisions of this arrangement. During the years ended December 31, 1999 and 1998, Holdings incurred $1.1 million and $18,539, respectively, in interest on loans from Redwood Trust.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the years ended December 31, 1999 and 1998, $3.0 million and $2.3 million, respectively, of Holdings' operating expenses were paid by Redwood Trust and were subject to reimbursement by Holdings.

Holdings may borrow under several of Redwood Trust's Short-Term Debt agreements as a co-borrower (see Note 4). At December 31, 1999, Holdings had borrowings of $22.4 million subject to this arrangement. No such borrowings were outstanding at December 31, 1998.

NOTE 10. COMMITMENTS AND CONTINGENCIES

At December 31, 1999, RCF is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases is $419,821 and is expected to be recognized as follows: 2000- $73,949; 2001 - $85,240; 2002 - $87,472; 2003 - $89,772; 2004
through 2006 - $83,388.

At December 31, 1999, RCF had entered into commitments to purchase $8.4 million of commercial mortgage loans from Redwood Trust for settlement during the first quarter of 2000.

At December 31, 1999, RRF had entered into commitments to purchase $16.0 million of residential mortgage loans from Redwood Trust for settlement during the first and second quarters of 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of RWT Holdings, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of RWT Holdings, Inc. and subsidiaries (the Company), at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, and the period from April 1, 1998 (commencement of operations) to December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers L.L.P.
San Francisco, California

February 21, 2000

                              REDWOOD TRUST, INC.
                               INDEX  TO EXHIBIT

                                                                        Sequentially
Exhibit                                                                  Numbered
Number                                                                      Page
-------                                                                 ------------

10.14.3     Amended and Restated Executive and Non-Employee
            Director Stock Option Plan, amended March 4, 1999

 11.1       Computation of Earnings per Share

  23        Consent of Accountants

  27        Financial Data Schedule