Form 10-Q
period 2000-03-31
REDWOOD TRUST INC
filed 2000-05-15
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_______TO_______

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

Class B Preferred Stock ($.01 par value)              902,068 as of May 10, 2000
Common Stock ($.01 par value)                       8,789,376 as of May 10, 2000

================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I. FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements - Redwood Trust, Inc.

                   Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 .............             3

                   Consolidated Statements of Operations for the three months ended
                   March 31, 2000 and March 31, 1999 ...............................................             4

                   Consolidated Statements of Stockholders' Equity for the three months ended
                   March 31, 2000  .................................................................             5

                   Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2000 and March 31, 1999  ..............................................             6

                   Notes to Consolidated Financial Statements ......................................             7

               Consolidated Financial Statements - RWT Holdings, Inc.

                   Consolidated Balance Sheets at March 31, 2000 and December 31, 1999  ............            20

                   Consolidated Statements of Operations for the three months ended
                   March 31, 2000 and March 31, 1999  ..............................................            21

                   Consolidated Statements of Stockholders' Equity for the three months ended
                   March 31, 2000  .................................................................            22

                   Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2000 and March 31, 1999  ..............................................            23

                   Notes to Consolidated Financial Statements ......................................            24

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations .......................................            30

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings ...................................................................            46

       Item 2. Changes in Securities ...............................................................            46

       Item 3. Defaults Upon Senior Securities .....................................................            46

       Item 4. Submission of Matters to a Vote of Security Holders .................................            46

       Item 5. Other Information ...................................................................            46

       Item 6. Exhibits and Reports on Form 8-K ....................................................            46

       SIGNATURES ..................................................................................            47

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                   March 31, 2000         December 31, 1999
                                                                                   --------------         -----------------
                                                                                     (Unaudited)
ASSETS
     Mortgage loans
        Residential: held-for-sale                                                   $    13,040             $   415,880
        Residential: held-for-investment, net                                          1,316,508                 968,709
        Commercial: held-for-sale                                                         16,865                   8,437
                                                                                     -----------             -----------
                                                                                       1,346,413               1,393,026
     Mortgage securities
        Residential: trading                                                           1,004,862                 946,373
        Residential: available-for-sale, net                                              36,994                  28,006
                                                                                     -----------             -----------
                                                                                       1,041,856                 974,379

     Cash and cash equivalents                                                            12,539                  19,881
     Restricted cash                                                                       2,445                   5,384
     Interest rate agreements                                                              1,189                   2,037
     Accrued interest receivable                                                          14,920                  13,244
     Investment in RWT Holdings, Inc.                                                      2,822                   3,391
     Loans to RWT Holdings, Inc.                                                           1,400                   6,500
     Receivable from RWT Holdings, Inc.                                                      573                     472
     Other assets                                                                          3,446                   1,614
                                                                                     -----------             -----------
     Total Assets                                                                    $ 2,427,603             $ 2,419,928
                                                                                     ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term debt                                                                 $   922,405             $ 1,253,565
     Long-term debt, net                                                               1,282,756                 945,270
     Accrued interest payable                                                              5,715                   5,462
     Accrued expenses and other liabilities                                                3,270                   2,819
     Dividends payable                                                                     3,757                   2,877
                                                                                     -----------             -----------
        Total Liabilities                                                              2,217,903               2,209,993
                                                                                     -----------             -----------

     Commitments and contingencies (See Note 13)

     STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
         Convertible 902,068 shares authorized, issued and outstanding
         ($28,645 aggregate liquidation preference)                                       26,517                  26,517
     Common stock, par value $0.01 per share;
         49,097,932 and 49,090,482 shares authorized;
         8,783,341 and 11,251,556 issued and outstanding                                      88                      88
     Additional paid-in capital                                                          242,139                 242,094
     Accumulated other comprehensive income                                               (3,835)                 (3,348)
     Cumulative earnings                                                                  12,104                   8,140
     Cumulative distributions to stockholders                                            (67,313)                (63,556)
                                                                                     -----------             -----------
        Total Stockholders' Equity                                                       209,700                 209,935
                                                                                     -----------             -----------
     Total Liabilities and Stockholders' Equity                                      $ 2,427,603             $ 2,419,928
                                                                                     ===========             ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)


                                                                                     Three Months Ended March 31,
                                                                                 -------------------------------------
                                                                                     2000                     1999
                                                                                 ------------             ------------
INTEREST INCOME
    Mortgage loans
    Residential: held-for-sale                                                   $      6,520             $      4,287
    Residential: held-for-investment                                                   17,218                   16,285
    Commercial: held-for-sale                                                             211                       76
                                                                                 ------------             ------------
                                                                                       23,949                   20,648
    Mortgage securities
    Residential: trading                                                               17,060                   18,974
    Residential: available-for-sale                                                     1,615                      803
                                                                                 ------------             ------------
                                                                                       18,675                   19,777

    U.S. Treasury securities: trading                                                      --                      533
    Cash and cash equivalents                                                             314                      773
                                                                                 ------------             ------------
    Total interest income                                                              42,938                   41,731

INTEREST EXPENSE
    Short-term debt                                                                   (19,164)                 (14,750)
    Long-term debt                                                                    (15,359)                 (18,741)
                                                                                 ------------             ------------
    Total interest expense                                                            (34,523)                 (33,491)

    Net interest rate agreements expense                                                 (408)                    (333)
                                                                                 ------------             ------------

    NET INTEREST INCOME                                                                 8,007                    7,907

    Net unrealized and realized market value gains (losses)
    Loans and securities                                                               (1,077)                   2,990
    Interest rate agreements                                                             (147)                    (821)
                                                                                 ------------             ------------
                                                                                       (1,224)                   2,169
    Provision for credit losses                                                          (119)                    (345)
                                                                                 ------------             ------------

    NET REVENUES                                                                        6,664                    9,731

    Operating expenses                                                                 (2,147)                    (714)
    Other income                                                                           15                        8
    Equity in earnings (losses) of RWT Holdings, Inc.                                    (568)                  (2,484)
                                                                                 ------------             ------------
    Net income before preferred dividend                                                3,964                    6,541
    Less cash dividends on Class B preferred stock                                       (681)                    (687)
                                                                                 ------------             ------------
    NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                  $      3,283             $      5,854
                                                                                 ============             ============

EARNINGS PER SHARE:
    Basic                                                                        $       0.37             $       0.54
    Diluted                                                                      $       0.37             $       0.54

Weighted average shares of common stock and common stock equivalents:
    Basic                                                                           8,785,017               10,778,159
    Diluted                                                                         8,844,606               10,861,774

              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)


                                              Class B
                                          Preferred stock             Common stock           Additional
                                      ---------------------------------------------------      paid-in
                                        Shares        Amount       Shares        Amount        capital
---------------------------------     ---------     ---------     ---------     ---------     ---------
Balance, December 31, 1999              902,068     $  26,517     8,783,341     $      88     $ 242,094
---------------------------------     ---------     ---------     ---------     ---------     ---------
Comprehensive income:
    Net income before
    preferred dividend                       --            --            --            --            --

    Net unrealized loss on assets
    available-for-sale                       --            --            --            --            --


    Total comprehensive income               --            --            --            --            --

Issuance of common stock                     --            --            --            --            45

Dividends declared:
    Preferred                                --            --            --            --            --
    Common                                   --            --            --            --            --
---------------------------------     ---------     ---------     ---------     ---------     ---------
Balance, March 31, 2000                 902,068     $  26,517     8,783,341     $      88     $ 242,139
---------------------------------     ---------     ---------     ---------     ---------     ---------

                                     Accumulated
                                       other                      Cumulative
                                    comprehensive   Cumulative distributions to
                                       income        earnings    stockholders     Total
---------------------------------     ---------      ---------     ---------      ---------
Balance, December 31, 1999            $  (3,348)     $   8,140     $ (63,556)     $ 209,935
---------------------------------     ---------      ---------     ---------      ---------
Comprehensive income:
    Net income before
    preferred dividend                       --          3,964            --          3,964

    Net unrealized loss on assets
    available-for-sale                     (487)            --            --           (487)
                                                                                  ---------

    Total comprehensive income               --             --            --          3,477

Issuance of common stock                     --             --            --             45

Dividends declared:
    Preferred                                --             --          (681)          (681)
    Common                                   --             --        (3,076)        (3,076)
---------------------------------     ---------      ---------     ---------      ---------
Balance, March 31, 2000               $  (3,835)     $  12,104     $ (67,313)     $ 209,700
---------------------------------     ---------      ---------     ---------      ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                              Three Months Ended March 31,
                                                                                                2000               1999
                                                                                              ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income before preferred dividend                                                      $   3,964          $   6,541
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                              1,131              2,521
       Provision for credit losses                                                                  119                345
       Equity in (earnings) losses of RWT Holdings, Inc.                                            568              2,484
       Net unrealized and realized market value (gains) losses                                    1,224             (2,169)
       Purchases of mortgage loans: held-for-sale                                               (25,734)            (6,412)
       Proceeds from sales of mortgage loans: held-for-sale                                     405,616             42,629
       Principal payments on mortgage loans: held-for-sale                                       14,287             35,249
       Purchases of mortgage securities: trading                                               (165,264)                --
       Proceeds from sales of mortgage securities: trading                                       49,372                 --
       Principal payments on mortgage securities: trading                                        56,014            168,982
       Purchases of U.S. Treasury securities: trading                                                --            (45,844)
       Proceeds from sales of U.S. Treasury securities: trading                                      --             58,442
       Purchases of interest rate agreements                                                       (222)              (409)
       Proceeds from sales of interest rate agreements                                              339                 --
       (Increase) decrease in accrued interest receivable                                        (1,676)             3,070
       Increase in other assets                                                                  (1,896)              (987)
       Increase (decrease) in accrued interest payable                                              253             (5,125)
       Increase (decrease) in accrued expenses and other liabilities                                451             (1,411)
                                                                                              ---------          ---------
           Net cash provided by operating activities                                            338,546            257,906
                                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage loans: held-for-investment                                           (384,328)                --
    Principal payments on mortgage loans: held-for-investment                                    35,876            107,362
    Purchases of mortgage securities: available-for-sale                                         (9,151)                --
    Principal payments on mortgage securities: available-for-sale                                   243                 58
    Net decrease in restricted cash                                                               2,939              1,366
    (Loans) to RWT Holdings, Inc., net of repayments                                              5,100             (7,200)
    (Increase) decrease in receivable from RWT Holdings, Inc.                                      (101)               303
                                                                                              ---------          ---------
           Net cash provided by (used in) investing activities                                 (349,422)           101,889
                                                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on short-term debt                                                          (331,160)          (223,928)
    Proceeds from issuance of long-term debt                                                    375,844                 --
    Repayments on long-term debt                                                                (38,318)          (134,136)
    Net proceeds from issuance of common stock                                                       45                  1
    Repurchases of common stock                                                                      --            (16,035)
    Dividends paid                                                                               (2,877)              (686)
                                                                                              ---------          ---------
           Net cash provided by (used in) financing activities                                    3,534           (374,784)
                                                                                              ---------          ---------

Net decrease in cash and cash equivalents                                                        (7,342)           (14,989)

Cash and cash equivalents at beginning of period                                                 19,881             55,627
                                                                                              ---------          ---------

Cash and cash equivalents at end of period                                                    $  12,539          $  40,638
                                                                                              =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                    $  34,270          $  38,616
                                                                                              =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia, and Redwood Trust's equity interest in Holdings. Redwood Trust, together with its affiliates, is a finance company specializing in the mortgage portfolio spread lending business. The Company's primary activity is the acquisition, financing, and management of high-quality residential mortgage loans with funds raised through long-term debt issuance. The Company also acquires, finances, and manages residential mortgage securities and originates and sells commercial mortgage loans.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. Substantially all of the assets of Sequoia are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral for Long-Term Debt is limited to its net equity investment in Sequoia, as the Long-Term Debt is non-recourse to the Company. All significant inter-company balances and transactions with Sequoia have been eliminated in the consolidation of the Company. Certain amounts for prior periods have been reclassified to conform to the 2000 presentation.

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

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known losses, as well as potential losses inherent in its mortgage loan portfolio. The reserve is based upon management's assessment of various factors affecting its mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. In determining the reserve for credit losses, the Company's credit exposure is considered based on its credit risk position in the mortgage pool. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. The Company's actual credit losses may differ from those estimates used to establish the reserve. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

MORTGAGE ASSETS
The Company's mortgage assets consist of mortgage loans and mortgage securities ("Mortgage Assets"). Interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using methods that approximate the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

Mortgage Loans: Held-for-Sale
The Company classifies certain short-funded mortgage loans as held-for-sale. These mortgage loans are carried at the lower of original cost or market value ("LOCOM"). Realized and unrealized gains and losses on these loans are recognized in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

Some of the mortgage loans purchased by the Company for which securitization or sale is contemplated are committed for sale by the Company to Holdings, or a subsidiary of Holdings, under a Master Forward Commitment Agreement. As the forward commitment is entered into on the same date that the Company commits to purchase the loans, the price which Holdings will pay to purchase the loans under the forward commitment is the same as the price that the Company paid for the mortgage loans, as established by the external market. Fair value is therefore equal to the commitment price, which is the carrying value of the mortgage loans. Accordingly, no gain or loss is recognized on the subsequent sales of these mortgage loans to Holdings or subsidiaries of Holdings.

Mortgage Loans: Held-for-Investment
All of the assets of Sequoia that are pledged or subordinated to support the Long-Term Debt are classified as held-for investment. Mortgage loans classified as held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts, and net of the related allowance for credit losses.

Mortgage Securities: Trading
The Company classifies all of its mortgage securities with a rating of AA or higher as trading. Mortgage securities classified as trading are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

Mortgage Securities: Available-for-Sale
The Company classifies all mortgage securities rated A or lower as available-for-sale. All mortgage securities classified as available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Other Comprehensive Income in Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity.

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

NET INCOME (LOSS) PER SHARE
Net income per share for the three months ended March 31, 2000 and 1999 is shown in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                             ----------------------------------
                                                                 2000                  1999
                                                             ------------          ------------
NUMERATOR:
Numerator for basic and diluted earnings per share--
    Net income before preferred dividend                     $      3,964          $      6,541
    Cash dividends on Class B preferred stock                        (681)                 (687)
                                                             ------------          ------------
    Basic and Diluted EPS - Net income
       available to common stockholders                      $      3,283          $      5,854
                                                             ============          ============

DENOMINATOR:
Denominator for basic earnings per share--
    Weighted average number of common shares
       outstanding during the period                            8,785,017            10,778,159
    Net effect of dilutive stock options                           59,589                83,615
                                                             ------------          ------------
Denominator for diluted earnings per share--                    8,844,606            10,861,774
                                                             ============          ============

Net income per share - basic                                 $       0.37          $       0.54
                                                             ============          ============
Net income per share - diluted                               $       0.37          $       0.54
                                                             ============          ============

COMPREHENSIVE INCOME
SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At March 31, 2000 and December 31, 1999, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

RECENT ACCOUNTING PRONOUNCEMENT
During March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 by expanding upon a number of issues not specifically addressed in the Opinion such as the definition of an employee for purposes of applying APB Opinion No. 25 and the accounting for modifications to a previously fixed stock option award. FIN 44 is effective July 1, 2000. The impact on the Company of adopting FIN 44 has not yet been determined.


NOTE 3. MORTGAGE ASSETS

At March 31, 2000 and December 31, 1999, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid, or fixed-rate mortgage loans on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency mortgage securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At March 31, 2000 and December 31, 1999, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 7.29% and 7.00%, respectively, based on the reported cost of the assets. At March 31, 2000, 82% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 16% were hybrid mortgages, and 2% were fixed-rate mortgages. At December 31, 1999, 81% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 2% were fixed-rate mortgages. At March 31, 2000 and December 31, 1999, the coupons on 62% and 61% of the adjustable-rate Mortgage Assets were limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year), respectively. The majority of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At March 31, 2000 and December 31, 1999, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.65% and 11.64%, respectively.

At March 31, 2000 and December 31, 1999, Mortgage Assets consisted of the following:

MORTGAGE LOANS: RESIDENTIAL

                                             MARCH 31, 2000                                   DECEMBER 31, 1999
                               HELD-FOR-        HELD-FOR-                         HELD-FOR-       HELD-FOR-
(IN THOUSANDS)                   SALE          INVESTMENT          TOTAL            SALE          INVESTMENT          TOTAL
                              -----------      -----------      -----------      -----------      -----------      -----------
Current Face                  $    13,340      $ 1,305,963      $ 1,319,303      $   412,456      $   960,928      $ 1,373,384
Unamortized Discount                 (325)              --             (325)            (305)              --             (305)
Unamortized Premium                    25           15,789           15,814            3,729           12,906           16,635
                              -----------      -----------      -----------      -----------      -----------      -----------
Amortized Cost                     13,040        1,321,752        1,334,792          415,880          973,834        1,389,714
Reserve for Credit Losses              --           (5,244)          (5,244)              --           (5,125)          (5,125)
                              -----------      -----------      -----------      -----------      -----------      -----------
Carrying Value                $    13,040      $ 1,316,508      $ 1,329,548      $   415,880      $   968,709      $ 1,384,589
                              ===========      ===========      ===========      ===========      ===========      ===========

The Company recognized losses of $0.1 million during both the quarters ended March 31, 2000 and 1999, as a result of LOCOM adjustments on residential mortgage loans held-for-sale. The LOCOM adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. During the three months ended March 31, 2000, the Company sold to Holdings $380.5 million participation agreement on residential mortgage loans for proceeds of $380.5 million (see Note 12). Additionally, during the three months ended March 31, 2000, the Company sold residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings, for proceeds of $16.7 million. Pursuant to the terms of the Master Forward Commitment Agreement, the mortgage loans are sold to RRF at the same price for which the Company acquires the commercial mortgage loans (see Note 12). Accordingly, there were no LOCOM adjustments or gains on sales related to the RRF sales transactions. During the three months ended March 31, 1999, the Company sold residential mortgage loans held-for-sale for proceeds of $34.3 million.

There were no sales of residential mortgage loans held-for-investment during the three months ended March 31, 2000 and 1999.

MORTGAGE LOANS: COMMERCIAL

                              MARCH 31, 2000    DECEMBER 31, 1999
(IN THOUSANDS)                HELD-FOR-SALE       HELD-FOR-SALE
                              -------------       -------------
Current Face                    $ 16,899             $  8,450
Unamortized Discount                 (34)                 (13)
                                --------             --------
Carrying Value                  $ 16,865             $  8,437
                                ========             ========

During the three months ended March 31, 2000 and 1999, the Company sold commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, for proceeds of $8.4 million and 8.3 million, respectively. To date, pursuant to the Master Forward Commitment Agreement, all commercial mortgage loans purchased by the Company are sold to RCF at the same price for which the Company acquires or originates the commercial mortgage loans (see Note 12). Accordingly, there are no LOCOM adjustments or gains on sales related to commercial mortgage loans.

MORTGAGE SECURITIES: RESIDENTIAL

                                             MARCH 31, 2000                                      DECEMBER 31, 1999
                                               AVAILABLE-                                            AVAILABLE-
(IN THOUSANDS)                 TRADING          FOR-SALE            TOTAL            TRADING          FOR-SALE            TOTAL
                             -----------       -----------       -----------       -----------       -----------       -----------
Current Face                 $   995,442       $    60,878       $ 1,056,320       $   938,943       $    48,627       $   987,570
Unamortized Discount              (2,789)          (19,363)          (22,152)           (3,548)          (16,444)          (19,992)
Unamortized Premium               12,209                --            12,209            10,978                --            10,978
                             -----------       -----------       -----------       -----------       -----------       -----------
Amortized Cost                 1,004,862            41,515         1,046,377           946,373            32,183           978,556
Reserve for Credit Losses             --              (686)             (686)               --              (829)             (829)
Gross Unrealized Gains                --               352               352                --               166               166
Gross Unrealized Losses               --            (4,187)           (4,187)               --            (3,514)           (3,514)
                             -----------       -----------       -----------       -----------       -----------       -----------
Carrying Value               $ 1,004,862       $    36,994       $ 1,041,856       $   946,373       $    28,006       $   974,379
                             ===========       ===========       ===========       ===========       ===========       ===========


Agency                       $   671,395                --       $   671,395       $   580,958                --       $   580,958
Non-Agency                       333,467       $    36,994           370,461           365,415       $    28,006           393,421
                             -----------       -----------       -----------       -----------       -----------       -----------
Carrying Value               $ 1,004,862       $    36,994       $ 1,041,856       $   946,373       $    28,006       $   974,379
                             ===========       ===========       ===========       ===========       ===========       ===========

For the three months ended March 31, 2000 and 1999, the Company recognized a market value loss of $0.9 million and a market value gain of $4.9 million on mortgage securities classified as trading, respectively. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains

(losses)" on the Consolidated Statements of Operations. The Company also sold mortgage securities classified as trading for proceeds of $49 million during the quarter ended March 31, 2000.

There were no sales of available-for-sale mortgage securities during the three months ended March 31, 2000 and 1999. Any gains and losses on the sales and write-downs of mortgage securities available-for-sale are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.


NOTE 4. RESERVE FOR CREDIT LOSSES

The Reserve for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses activity:

                              THREE MONTHS ENDED MARCH 31,
                              ----------------------------
(IN THOUSANDS)                    2000             1999
                              -----------      -----------
Balance at beginning of          $ 5,954          $ 4,973
period
Provision for credit losses          119              345
Charge-offs                         (143)            (121)
                                 -------          -------
Balance at end of period         $ 5,930          $ 5,197
                                 =======          =======


NOTE 5. U.S. TREASURY SECURITIES

The Company did not hold any U.S. Treasury securities at March 31, 2000 or December 31, 1999. During the three months ended March 31, 1999, the Company recognized a market value loss of $1.9 million on U.S. Treasury securities and received proceeds of $58.4 million on sales of U.S. Treasury securities. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.


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

The components of the Bond Collateral are summarized as follows:

(IN THOUSANDS)                                 MARCH 31, 2000    DECEMBER 31, 1999
                                               --------------    -----------------
Mortgage loans
   Residential: held-for-investment, net         $1,316,508         $  968,709
Restricted cash                                       1,881              4,791
Accrued interest receivable                           6,229              5,633
                                                 ----------         ----------
                                                 $1,324,618         $  979,133
                                                 ==========         ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 7. INTEREST RATE AGREEMENTS

At March 31, 2000 and December 31, 1999, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

For the three months ended March 31, 2000 and 1999, the Company recognized market value losses of $0.1 million and $0.8 million on Interest Rate Agreements classified as trading, respectively. The market value gains and losses are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. The Company sold Interest Rate Agreements classified as trading for proceeds of $0.3 million during the quarter ended March 31, 2000.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.

                                              NOTIONAL AMOUNTS                            CREDIT EXPOSURE (a)
                                    --------------------------------------       ---------------------------------------
(IN THOUSANDS)                      MARCH 31, 2000       DECEMBER 31, 1999       MARCH 31, 2000        DECEMBER 31, 1999
                                    --------------       -----------------       --------------        -----------------
Interest Rate Options
     Purchased                        $2,210,800             $2,960,900                     --                     --
Interest Rate Swaps                           --                250,000             $    2,390             $    2,632
Interest Rate Futures and Forwards       843,000                630,000                    524                    593
                                      ----------             ----------             ----------             ----------
Total                                 $3,053,800             $3,840,900             $    2,914             $    3,225
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

At March 31, 2000, the Company had $0.9 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.19% and a weighted-average remaining maturity of 83 days. This debt was collateralized with $1.0 billion of Mortgage Assets. At December 31, 1999, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.22% and a weighted-average remaining maturity of 96 days. This debt was collateralized with $1.3 billion of Mortgage Assets.

At March 31, 2000 and December 31, 1999, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)                  MARCH 31, 2000       DECEMBER 31, 1999
                                --------------       -----------------
Within 30 days                    $  257,383             $  163,394
30 to 90 days                        197,267                385,729
Over 90 days                         467,755                704,442
                                  ----------             ----------
Total Short-Term Debt             $  922,405             $1,253,565
                                  ==========             ==========

For the three months ended March 31, 2000 and 1999, the average balance of Short-Term Debt was $1.2 billion with a weighted-average interest cost of 6.25% and 5.12%, respectively. The maximum balance outstanding during both the three months ended March 31, 2000 and 1999 was $1.3 billion.

In July 1999, the Company entered into a one-year, $90 million revolving mortgage warehousing credit facility with two banks. The facility was primarily intended to finance newly acquired residential mortgage loans. At the Company's request, this line was cancelled during the first quarter of 2000. Therefore, there were no outstanding borrowings at March 31, 2000 under this facility. At December 31, 1999, the Company had outstanding borrowings of $6.4 million under this facility, which were reflected as a component of Short-Term Debt. Holdings had no outstanding borrowings under this facility at December 31, 1999. Borrowings under this facility bore interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At December 31, 1999, the weighted-average borrowing rate under this facility was 6.87%. The Company and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at December 31, 1999.

In July 1999, the Company entered into a one-year, $350 million master loan and security agreement with a Wall Street firm. The facility is primarily intended to finance newly originated commercial and acquisitions of residential mortgage loans. At March 31, 2000 and December 31, 1999, the Company had outstanding borrowings of $4.3 million and $119.9 million, respectively, under this facility, which are reflected as a component of Short-Term Debt. Holdings may borrow under this facility as a co-borrower. At March 31, 2000 and December 31, 1999, Holdings had outstanding borrowings of $11.6 million and $19.8 million under this facility, respectively. Borrowings under this facility bear interest based on a specified margin over LIBOR. At March 31, 2000 and December 31, 1999, the weighted-average borrowing rate under this facility was 6.61% and 5.72%, respectively. The Company and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at March 31, 2000 and December 31, 1999.

In March 2000, the Company established a $50 million revolving commercial mortgage loan warehouse facility with Residential Funding Corporation. The committed facility provides additional financing for RCF's commercial mortgage loan origination business. At March 31, 2000, the Company had outstanding borrowings of $8.0 million under this facility, which are reflected as a component of Short-Term Debt. RCF may borrow under this facility as a co-borrower. At March 31, 2000, RCF had outstanding borrowings of $2.4 million under this facility. Borrowings under this facility bear interest based on a specified margin over LIBOR. At March 31, 2000, the weighted-average borrowing rate under this facility was 8.01%. The Company and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at March 31, 2000.


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

The components of the Long-Term Debt at March 31, 2000 and December 31, 1999 along with selected other information are summarized below:

(IN THOUSANDS)                                      MARCH 31, 2000     DECEMBER 31, 1999
                                                    --------------     -----------------
Long-Term Debt                                         $ 1,283,026       $   944,225
Unamortized premium on Long-Term Debt                        3,655             3,881
Deferred bond issuance costs                                (3,925)           (2,836)
                                                     -------------     -------------
     Total Long-Term Debt                              $ 1,282,756       $   945,270
                                                     =============     =============

Range of weighted-average coupon rates, by series    6.34% to 6.46%    6.21% to 6.88%
Stated maturities                                      2017 - 2029       2017 - 2029
Number of series                                                 4                 3

For the three months ended March 31, 2000 and 1999, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.32% and 6.03%, respectively. At March 31, 2000 and December 31, 1999, accrued interest payable on Long-Term Debt was $3.5 million and $3.0 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.


NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2000 and December 31, 1999.

                                                     MARCH 31, 2000                   DECEMBER 31, 1999
                                              ----------------------------      -----------------------------
(IN THOUSANDS)                                CARRYING VALUE    FAIR VALUE       CARRYING VALUE   FAIR VALUE
                                              --------------    ----------      ---------------   -----------
Assets
   Mortgage Loans
      Residential: held-for-sale                $   13,040      $   13,040      $  415,880      $  415,880
      Residential: held-for-investment, net     $1,316,508      $1,301,787      $  968,709      $  955,653
      Commercial: held-for-sale                 $   16,865      $   16,865      $    8,437      $    8,437
   Mortgage Securities
      Residential: trading                      $1,004,862      $1,004,862      $  946,373      $  946,373
      Residential: available-for-sale, net      $   36,994      $   36,994      $   28,006      $   28,006
   Interest Rate Agreements                     $    1,189      $    1,189      $    2,037      $    2,037
   Investment in RWT Holdings, Inc.             $    2,822      $    3,060      $    3,391      $    3,675

Liabilities
   Long-Term Debt                               $1,282,756      $1,265,560      $  945,270      $  928,449

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.


NOTE 11. STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. In the event of a liquidation or dissolution of the Company, the liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. As of March 31, 2000 and December 31, 1999, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.
In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. There were no preferred stock repurchases during the three months ended March 31, 2000 and 1999. At March 31, 2000 and December 31, 1999, there were 142,550 shares available for repurchase.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At March 31, 2000 and December 31, 1999, 413,644 and 283,975 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At March 31, 2000 and December 31, 1999, 382,305 and 389,942 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date. For the three months ended March 31, 2000, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of $0.1 million. There were no such charges for the three months ended March 31, 1999.

A summary of the status of the Company's Plan as of March 31 and changes during the periods ending on that date is presented below.

                                                           2000                              1999
                                                ---------------------------      ---------------------------
                                                                  WEIGHTED                         WEIGHTED
                                                                  AVERAGE                          AVERAGE
                                                                  EXERCISE                         EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)                 SHARES           PRICE           SHARES           PRICE
                                                ----------       ----------      ----------       ----------
Outstanding options at January 1                 1,713,836       $    21.97       1,739,787       $    23.68
   Options granted                                  11,000       $    12.55          42,000       $    14.43
   Options exercised                                (6,035)      $     3.02         (12,361)      $     0.11
   Options canceled                               (144,225)      $    14.04        (141,520)      $    28.96
   Stock dividend equivalent rights earned           3,556               --              --               --
                                                ----------                       ----------
Outstanding options at March 31                  1,578,132       $    22.66       1,627,906       $    23.16
                                                ==========                       ==========

COMMON STOCK REPURCHASES
Since September 1997, the Company's Board of Directors has approved the repurchase of 7,455,000 shares of the Company's Common Stock. At March 31, 2000 and December 31, 1999, there were 1,000,000 shares authorized for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.


NOTE 12. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS
During December 1999, Holdings purchased $390 million of residential mortgage loans and subsequently sold a participation agreement on the mortgage loans to the Company. Pursuant to the terms of the Mortgage Loan Participation Purchase Agreement, the Company purchased a 99% interest in the mortgage loans, and assumed all related risks of ownership. Holdings did not recognize any gain or loss on this transaction. During March 2000, the Company sold the participation agreement back to Holdings for proceeds of $380.5 million. Holdings simultaneously sold $384 million of residential mortgage loans to Sequoia for proceeds of $384 million. Sequoia pledged these loans as collateral for a new issue of Long-Term Debt.

During the three months ended March 31, 2000 and 1999, the Company sold $8.4 million and $8.3 million of commercial mortgage loans to RCF, respectively. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RCF at the same price for which the Company acquired the mortgage loans. At March 31, 2000 and December 31, 1999, under the terms of the Master Forward Commitment Agreement, the Company had committed to sell $16.9 million and $8.4 million of commercial mortgage loans to RCF for settlement during the first half of 2000, respectively.

During the three months ended March 31, 2000, the Company sold $16.7 million of residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RRF at the same price for which the Company acquired the mortgage loans. There were no such sales during the three months ended March 31, 1999. At March 31, 2000 and December 31, 1999, under the terms of the Master Forward Commitment Agreement, the Company had committed to sell $0.4 million and $16.7 million of residential mortgage loans to RRF during the first half of 2000, respectively.

OTHER
Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance Holdings' operations. These loans are unsecured, subordinated, and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR interest rate. At March 31, 2000 and December 31, 1999, the Company had loaned $1.4 million and $6.5 million to Holdings, respectively, in accordance with the provisions of this arrangement. During the three months ended March 31, 2000 and 1999, the Company earned $0.1 million and $0.2 million, respectively, in interest on loans to Holdings.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the years three months ended March 31, 2000 and 1999, $0.1 million and $0.6 million, respectively, of Holdings' operating expenses were paid by the Company, and were subject to reimbursement by Holdings.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At March 31, 2000 and December 31, 1999, the Company was providing credit support on $13.9 million and $22.4 million of Holdings' Short-Term Debt. During both the three months ended March 31, 2000 and 1999, the Company recognized approximately $0.1 million in credit support fee income. Credit support fees are reflected as a component of "Other Income" on the Consolidated Statements of Operations.


NOTE 13. COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company had entered into commitments to purchase $0.1 million of interest rate agreements for settlement in April 2000. At March 31, 2000, the Company had also entered into commitments to sell $16.9 million of commercial mortgage loans to RCF and $0.4 million of residential mortgage loans to RRF for settlement during the second quarter of 2000.

At March 31, 2000, the Company is obligated under non-cancelable operating leases with expiration dates through 2003. The total future minimum lease payments under these non-cancelable leases is $582,893 and is expected to be recognized as follows: 2000 - $259,891; 2001 - $171,856; 2002 - $53,546; 2003 -
$43,601.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                               March 31, 2000     December 31, 1999
                                                                               --------------     -----------------
                                                                                 (Unaudited)
ASSETS

     Mortgage loans: held-for sale
        Commercial                                                                $ 17,636            $ 29,605
        Residential                                                                     --               4,399
                                                                                  --------            --------
                                                                                    17,636              34,004

     Cash and cash equivalents                                                       3,624               1,999
     Restricted cash                                                                    92                  50
     Accrued interest receivable                                                       155               1,520
     Property, equipment and leasehold improvements, net                               102                 299
     Other assets                                                                       18               1,081
                                                                                  --------            --------
     Total Assets                                                                 $ 21,627            $ 38,953
                                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term debt                                                              $ 13,936            $ 22,427
     Loans from Redwood Trust, Inc.                                                  1,400               6,500
     Payable to Redwood Trust, Inc.                                                    573                 472
     Accrued interest payable                                                           10                 831
     Accrued restructuring charges                                                   2,285               4,039
     Accrued expenses and other liabilities                                            572               1,259
                                                                                  --------            --------
        Total Liabilities                                                           18,776              35,528
                                                                                  --------            --------

     Commitments and contingencies (See Note 10)

     STOCKHOLDERS' EQUITY

     Series A preferred stock, par value $0.01 per share; 10,000 shares authorized; 5,940 issued and outstanding
        ($5,940 aggregate liquidation preference)                                   29,700              29,700
     Common stock, par value $0.01 per share;
        10,000 shares authorized; 3,000 issued and outstanding                          --                  --
     Additional paid-in capital                                                        300                 300
     Accumulated deficit                                                           (27,149)            (26,575)
                                                                                  --------            --------
        Total Stockholders' Equity                                                   2,851               3,425
                                                                                  --------            --------
     Total Liabilities and Stockholders' Equity                                   $ 21,627            $ 38,953
                                                                                  ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          2000                1999
                                                                        --------            --------
REVENUES
    Interest income
       Mortgage loans: held-for-sale
       Commercial                                                        $   500            $   126
       Residential                                                            67                 53
                                                                         -------            -------
                                                                             567                179
       Mortgage securities: trading                                           --                207
       Cash and cash equivalents                                              32                108
                                                                         -------            -------
       Total interest income                                                 599                494

    Interest expense
       Short-term debt                                                      (300)              (107)
       Credit support fees                                                   (15)                (8)
       Loans from Redwood Trust, Inc.                                        (89)              (159)
                                                                         -------            -------
       Total interest expense                                               (404)              (274)

       Net interest income                                                   195                220

       Net unrealized and realized market value gains (losses)                92                478
       Other income                                                           --                 57
                                                                         -------            -------

       Net revenues                                                          287                755

EXPENSES
       Compensation and benefits                                            (585)            (2,259)
       General and administrative                                           (276)            (1,005)
                                                                         -------            -------
       Total expenses                                                       (861)            (3,264)

                                                                         -------            -------
NET LOSS                                                                 $  (574)           $(2,509)
                                                                         =======            =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)


                                          Series A
                                       Preferred stock            Common stock          Additional
                                     -------------------   ------------------------      paid-in    Accumulated
                                      Shares     Amount     Shares       Amount          capital      deficit       Total
                                     --------   --------   --------   -------------   -------------   --------    --------
Balance, December 31, 1999              5,940   $ 29,700      3,000   $          --   $         300   $(26,575)   $  3,425
----------------------------------   --------   --------   --------   -------------   -------------   --------    --------
Comprehensive income:
     Net loss                              --         --         --              --              --       (574)       (574)

Issuance of preferred stock                --         --         --              --              --         --           0

Issuance of common stock                   --         --         --              --              --         --           0
----------------------------------   --------   --------   --------   -------------   -------------   --------    --------
Balance, March 31, 2000                 5,940   $ 29,700      3,000   $          --   $         300   $(27,149)   $  2,851
==================================   ========   ========   ========   =============   =============   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                      Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2000              1999
                                                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $    (574)       $  (2,509)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                          8              103
       Net unrealized and realized  market value (gains) losses                             (92)            (478)
       Purchases of mortgage loans: held for sale                                      (406,583)        (102,343)
       Proceeds from sales of mortgage loans: held for sale                             422,869           17,841
       Principal payments on mortgage loans: held for sale                                  179               30
       Proceeds from sales of mortgage securities: trading                                   --           10,502
       Principal payments on mortgage securities: trading                                    --              518
       (Increase) decrease in accrued interest receivable                                 1,365             (115)
       (Increase) decrease in other assets                                                1,058           (1,235)
       Increase (decrease) in amounts due to Redwood Trust                                  101             (303)
       Increase (decrease) in accrued interest payable                                     (821)             113
       Decrease in accrued restructuring charges                                         (1,754)              --
       Increase (decrease) in accrued expenses and other liabilities                       (687)             102
                                                                                      ---------        ---------
           Net cash provided by (used in) operating activities                           15,069          (77,774)
                                                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchases) sales of property, equipment and leasehold improvements, net                189             (830)
    Net increase in restricted cash                                                         (42)              --
                                                                                      ---------        ---------
           Net cash provided by (used in) investing activities                              147             (830)
                                                                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of short-term debt (net of repayments)                    (8,491)          72,313
    Loans from Redwood Trust, Inc. (net of repayments)                                   (5,100)           7,200
                                                                                      ---------        ---------
           Net cash provided by (used in) financing activities                          (13,591)          79,513
                                                                                      ---------        ---------

Net increase in cash and cash equivalents                                                 1,625              909

Cash and cash equivalents at beginning of period                                          1,999            9,711
                                                                                      ---------        ---------

Cash and cash equivalents at end of period                                            $   3,624        $  10,620
                                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest expense                                                 $   2,994        $   2,518
                                                                                      =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


NOTE 1. THE COMPANY

RWT Holdings, Inc. ("Holdings") was incorporated in Delaware on February 13, 1998 and commenced operations on April 1, 1998. Holdings originates and sells commercial mortgage loans. Redwood Trust, Inc. ("Redwood Trust") owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. The consolidated financial statements include the three wholly-owned subsidiaries of Holdings. Redwood Commercial Funding, Inc. ("RCF") originates commercial mortgage loans for sale to institutional investors. Redwood Residential Funding, Inc. ("RRF") and Redwood Financial Services, Inc. ("RFS") were start-up ventures that ceased operations in 1999. Holdings and its subsidiaries currently utilize both debt and equity to finance acquisitions. References to Holdings in the following footnotes refer to Holdings and its subsidiaries.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K filed by Redwood Trust for the year ended December 31, 1999.

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

Mortgage Loans: Held-for-Sale
Mortgage loans are recorded at the lower of cost or market value ("LOCOM"). Cost generally consists of the loan principal balance net of any unamortized premium or discount and net loan origination fees. Interest income is accrued based on the outstanding principal amount of the mortgage loans and their contractual terms. Realized and unrealized gains or losses on the loans are based on the specific identification method and are recognized in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

Some of the mortgage loans purchased by Redwood Trust for which securitization or sale is contemplated are committed for sale by Redwood Trust to Holdings, or a subsidiary of Holdings, under a Master Forward Commitment Agreement. As the forward commitment is entered into on the same date that Redwood Trust commits to purchase the loans, the price which Holdings will pay to purchase the loans under the forward commitment is the same as the price Redwood Trust paid for the mortgage loans, as established by the external market.

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

LOAN ORIGINATION FEES
Loan fees, discount points, and certain direct origination costs are recorded as an adjustment to the cost of the loan and are recorded in earnings when the loan is sold.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

INTEREST RATE AGREEMENTS
During 1999 and the first quarter of 2000, Holdings utilized interest rate agreements to mitigate the risks that a change in interest rates would result in a change in the value of the Mortgage Assets. Holdings designated all interest rate agreements as trading instruments. Accordingly, such instruments were recorded at their estimated fair market value with unrealized and realized gains and losses on these instruments recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. At March 31, 2000, there were no outstanding interest rate agreements. At December 31, 1999, Holdings had entered into $1 million notional value of forward contracts for the sale of mortgage loans.

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

COMPREHENSIVE INCOME
SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of March 31, 2000, there was no other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENT
During March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 by expanding upon a number of issues not specifically addressed in the Opinion such as the definition of an employee for purposes of applying APB Opinion No. 25 and the accounting for modifications to a previously fixed stock option award. FIN 44 is effective July 1, 2000. The impact on the Holdings of adopting FIN 44 has not yet been determined.

NOTE 3. MORTGAGE ASSETS

At March 31, 2000 and December 31, 1999 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

                                                               DECEMBER 31, 1999
                                  MARCH 31, 2000   ------------------------------------------
(IN THOUSANDS)                      COMMERCIAL     RESIDENTIAL      COMMERCIAL        TOTAL
                                     --------      -----------      ----------       --------
Current Face                         $ 18,547        $  4,995        $ 30,324        $ 35,319
Unamortized Premium (Discount)           (911)           (596)           (719)         (1,315)
                                     --------        --------        --------        --------
Carrying Value                       $ 17,636        $  4,399        $ 29,605        $ 34,004
                                     ========        ========        ========        ========

Holdings recognized gains of $0.1 million and losses of $0.1 million during the quarters ended March 31, 2000 and 1999, respectively, as a result of LOCOM adjustments on mortgage loans held-for-sale. The LOCOM adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Additionally, during the three months ended March 31, 2000, Holdings sold residential mortgage loans to Sequoia Mortgage Funding Corporation, a subsidiary of Redwood Trust ("Sequoia"), for proceeds of $384 million. Holdings also sold other residential and commercial mortgage loans for proceeds of $39 million during the three months ended March 31, 2000. During the three months ended March 31, 1999, Holdings sold mortgage loans held-for-sale for proceeds of $18 million.

MORTGAGE SECURITIES: TRADING

Holdings did not own any mortgage securities at March 31, 2000 and December 31, 1999. For the three months ended March 31, 1999, Holdings recognized market value gains of $0.6 million on mortgage securities classified as trading. This gain is reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Also during the three months ended March 31, 1999, Holdings sold mortgage securities classified as trading for proceeds of $10.5 million.


NOTE 4. SHORT-TERM DEBT

Holdings has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of Holdings' mortgage loans.

At March 31, 2000, and December 31, 1999, Holdings had $13.9 million and $22.4 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 7.70% and 7.02%, respectively. The average balance of Short-Term Debt outstanding during the quarters ended March 31, 2000 and 1999 was $17 million and $8 million with a weighted-average interest cost of 7.23% and 5.28%, respectively. The maximum balance outstanding during the three months ended March 31, 2000 and 1999 was $22 million and $88 million, respectively.

In July 1999, Redwood Trust entered into a one-year, $350 million master loan and security agreement with a Wall Street firm. The facility is primarily intended to finance newly originated commercial and residential mortgage loans. Holdings may borrow under this facility as a co-borrower. At March 31, 2000 and December 31, 1999, Holdings had outstanding borrowings of $11.6 million and $19.8 million, respectively, under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At March 31, 2000 and December 31, 1999, the weighted-average borrowing rate under this facility was 7.63% and 7.23%, respectively. Redwood Trust and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at March 31, 2000 and December 31, 1999.

In March 2000, Redwood Trust established a $50 million revolving commercial mortgage loan warehouse facility with Residential Funding Corporation. This committed facility provides additional financing for RCF's commercial mortgage loan origination business. RCF may borrow under this facility as a co-borrower. At March 31, 2000, RCF had outstanding borrowings of $2.4 million under this facility. Borrowings under this facility bear interest based on a specified margin over LIBOR. At March 31, 2000, the weighted-average borrowing rate under this facility was 8.01%. The Company and Holdings were in compliance with all material representations, warranties, and covenants under this credit facility at March 31, 2000

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. At March 31, 2000 and December 31, 1999, Redwood Trust was providing credit support on $13.9 million and $22.4 million of Holdings' Short-Term Debt, respectively. These expenses are reflected as "Credit support fees" on the Consolidated Statements of Operations (see Note 9).


NOTE 5. RESTRUCTURING CHARGE

During the year ended December 31, 1999, Holdings recognized $8.4 million in restructuring charges as a result of the closure of two of its subsidiaries, RRF and RFS. Restructuring charges were determined in accordance with the provisions of Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges", Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", and other relevant accounting guidance. The restructuring accrual includes costs associated with existing contractual and lease arrangements at both subsidiaries which have no future value. In addition, as a result of the closure of the two subsidiaries, certain assets utilized in these businesses were determined to have little or no realizable value, resulting in impairment losses. These assets included software developed for use at RRF and certain fixed assets at both subsidiaries. The following table provides a summary of the primary components of the restructuring liability.

                                              TOTAL REMAINING LIABILITY
                                         ------------------------------------
(IN THOUSANDS)                           MARCH 31, 2000     DECEMBER 31, 1999
                                         --------------     -----------------
Payroll, severance, and termination            $1,309            $2,431
benefits
Asset impairments                                  --                --
Lease and other commitments                       931             1,068
Other                                              45               540
                                               ------            ------
Total                                          $2,285            $4,039

Holdings expects to pay the majority of the remaining restructuring costs during the year 2000. The remaining liability for restructuring costs is reflected as "Accrued restructuring charges" on the Consolidated Balance Sheets.


NOTE 6. INCOME TAXES

The provision for income taxes for both the quarters ended March 31, 2000 and 1999 was $3,200 and represents minimum California franchise taxes. No tax provision was recorded for the quarters ended March 31, 2000 and 1999, as Holdings reported a loss for the period. Due to the uncertainty of realization of net operating losses, no tax benefit has been provided against the loss for the period. In addition, a valuation allowance has been provided to eliminate the deferred tax asset related to net operating loss carryforwards at March 31, 2000 and December 31, 1999. At both March 31, 2000 and December 31, 1999, the valuation allowance was approximately $8.0 million. At December 31, 1999 Holdings had net operating loss carryforwards of approximately $21 million for federal tax purposes, and $11 million for state tax purposes. The federal loss carryforwards and a portion of the state loss carryforwards expire through 2019, while the largest portion of the state loss carryforwards expire through 2004.


NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at March 31, 2000 and December 31, 1999.

(IN THOUSANDS)                   MARCH 31, 2000                        DECEMBER 31, 1999
                          CARRYING VALUE      FAIR VALUE       CARRYING VALUE       FAIR VALUE
                          --------------      ----------       --------------       ----------
Assets
  Mortgage loans:
held-for-sale
     Commercial              $17,636            $17,876            $29,605            $29,876
     Residential                  --                 --            $ 4,399            $ 4,415

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


NOTE 9. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS

During December 1999, Holdings purchased $390 million of residential mortgage loans and subsequently sold a participation agreement on the mortgage loans to Redwood Trust. Pursuant to the terms of the Mortgage Loan Participation Purchase Agreement, Redwood Trust purchased a 99% interest in the mortgage loans, and assumed all related risks of ownership. Holdings did not recognize any gain or loss on this transaction. During March 2000, Redwood Trust sold the participation agreement back to Holdings for proceeds of $380.5 million. Holdings simultaneously sold $384 million of residential mortgage loans to Sequoia for proceeds of $384 million.

During both the three months ended March 31, 2000 and 1999, RCF purchased $8.4 million of commercial mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RCF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. At March 31, 2000 and December 31, 1999, under the terms of the Master Forward Commitment Agreement, Redwood Trust had committed to sell $16.9 million and $8.4 million of commercial mortgage loans to RCF for settlement during the first half of 2000, respectively.

During the three months ended March 31, 2000, RRF purchased $16.7 million of residential mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RRF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. There were no such purchases during the three months ended March 31, 1999. At March 31, 2000 and December 31, 1999, under the terms of the Master Forward Commitment Agreement, Redwood Trust had committed to sell $0.4 million and $16.7 million of residential mortgage loans to RRF during the first half of 2000, respectively.

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance Holdings' operations. These loans are unsecured, subordinated, and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR interest rate. At March 31, 2000 and December 31, 1999, Holdings had borrowed $1.4 million and $6.5 million from Redwood Trust, respectively, in accordance with the provisions of this arrangement. During the three months ended March 31, 2000 and 1999, Holdings incurred $0.1 million and $0.2 million, respectively, in interest expense on loans from Redwood Trust.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the years three months ended March 31, 2000 and 1999, $0.1 million and $0.6 million, respectively, of Holdings' operating expenses were paid by Redwood Trust, and were subject to reimbursement by Holdings.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. At March 31, 2000 and December 31, 1999, Redwood Trust was providing credit support on $13.9 million and $22.4 million of Holdings' Short-Term Debt. During both the three months ended March 31, 2000 and 1999, Holdings recognized approximately $0.1 million in credit support fee expense.


NOTE 10. COMMITMENTS AND CONTINGENCIES

At March 31, 2000, RCF is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases is $419,821 and is expected to be recognized as follows: 2000- $56,341; 2001 - $85,240; 2002 - $87,472; 2003 - $89,772; 2004
through 2006 - $83,388.

At March 31, 2000, RCF had entered into commitments to purchase $16.9 million of commercial mortgage loans from Redwood Trust for settlement during the second quarter of 2000.

At March 31, 2000, RRF had entered into commitments to purchase $0.4 million of residential mortgage loans from Redwood Trust for settlement during the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Redwood Trust, Inc., or "Redwood Trust", and our business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to "Company Business and Strategy" beginning on Page 4 and "Risk Factors" commencing on Page 13 of our 1999 Form 10-K included in our 1999 Annual Report.


OVERVIEW

Redwood Trust is a finance company specializing in the mortgage portfolio lending business. Our primary activity is the acquisition, financing, and management of high-quality jumbo residential mortgage loans. We fund our loans chiefly through the issuance of long-term debt. We also manage a portfolio of residential mortgage securities and, through our affiliates, originate commercial mortgage loans for sale to other financial institutions.

Our core business of mortgage finance is conducted through Redwood Trust, Inc., which is a qualified real estate investment trust ("REIT"). In general, our REIT status allows us to avoid corporate income taxes by distributing to our shareholders an amount equal to at least 95% of taxable income.

We also own a 99% economic interest in a taxable affiliate company, RWT Holdings, Inc. ("Holdings"). Our investment in Holdings is accounted for under the equity method. Holdings originates commercial mortgage loans for sale to institutional investors through its Redwood Commercial Funding, Inc. ("RCF") subsidiary. RCF typically originates shorter-term floating-rate commercial mortgage loans to borrowers who require more flexible borrowing arrangements than are usually offered by life insurance companies or commercial mortgage conduit lending programs.

For more information, please visit our Web site at: www.redwoodtrust.com.


SIGNIFICANT ACTIVITY DURING THE QUARTER

During March 2000, we issued $377 million of long-term debt through our special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). This issuance is the fourth series in our on-going program of issuing AAA-rated, non-recourse, callable, long-term debt to finance our high-quality residential mortgage loan portfolio. The debt certificates are supported by a $381 million pool of high-quality adjustable-rate residential mortgage loans. The proceeds from this debt issuance were used to reduce short-term debt.


FINANCIAL CONDITION

Our balance sheet presents our mortgage finance assets and liabilities. It also includes, as one line item, our net investment in Holdings. Holdings' balance sheet and financial condition are presented separately with discussion and analysis beginning on Page 44.

At March 31, 2000, we owned $1.4 billion mortgage loans and $1.0 billion mortgage securities. We owned similar amounts at December 31, 1999. Our mix of debt changed over this period, as we financed these mortgage assets with $0.9 billion of short-term debt, $1.3 billion of long-term debt, and $210 million of equity at March

31, 2000, as compared to $1.3 billion of short-term debt, $0.9 billion of long-term debt, and $210 million of equity at December 31, 1999. This increase in long-term debt and reduction in short-term debt was the result of our issuance of long-term debt in the first quarter of 2000.

Our exposure to credit loss from our mortgage loans is limited, to some degree, by the methods we use to finance these loans. The long-term debt we issue is non-recourse to us; as a result, our credit exposure to our long-term debt financed loans is limited to our net investment remaining after the issuance of such debt. A total of $1.3 billion of non-recourse assets and liabilities are owned by trusts created by Sequoia. The trusts are "bankruptcy-remote" with respect to Redwood Trust. Although the net earnings of the trusts accrue to Redwood Trust, Redwood Trust is not responsible for the repayment of Sequoia debt and Sequoia has no call on the liquidity of Redwood Trust. Likewise, the assets of these trusts are pledged to secure the related debt of each trust and accordingly, are not available for general creditors of Redwood Trust. Our recourse exposure to Sequoia's mortgage assets is limited to our equity investments in these trusts. At March 31, 2000, these equity investments had a reported net value of $41 million.

At March 31, 2000, the portion of our balance sheet that was subject to recourse was $1.1 billion of assets, $0.9 billion of borrowings, and $0.2 billion of equity. The ratio of equity-to-recourse-assets was 18.4%. The ratio of recourse-debt-to-equity was 4.4 to 1.0.

At December 31, 1999, we reported $2.4 billion in assets, of which $1.5 billion were recourse, and $2.6 billion of liabilities, of which $1.3 billion were recourse. Equity capital was $0.2 billion. The ratio of equity-to-recourse-assets was 14.8% and the ratio of recourse-debt-to-equity was
6.0 to 1.0. The improvement in our debt-based ratios during the first quarter of 2000 was due to our issuance of long-term debt.

EARNING ASSETS

At March 31, 2000 and December 31, 1999, we owned $2.4 billion of earning assets. During the first quarter of 2000, we acquired $204 million in assets and sold $75 million in assets. We received $106 million in mortgage principal paydowns during the quarter.

MORTGAGE LOANS

At March 31, 2000, $953 million carrying value, or 40% of our total mortgage asset portfolio, were high-quality residential mortgage loans with adjustable-rate coupons with a principal value of $942 million. Our carrying value of these loans, after $2.9 million of credit reserves, was 101.18% of the face or principal value of the loans. At December 31, 1999, we owned $993 million carrying value of these loans, or 42% of our portfolio, at a carrying value of 101.21% of the $981 million principal value (net of a $2.8 million credit reserve). Seriously delinquent loans (over 90 days delinquent, in foreclosure, or REO) in this portion of our portfolio were $4.6 million at March 31, 2000 and $3.4 million at December 31, 1999.

At March 31, 2000, $377 million carrying value and principal value, or 16% of our total mortgage asset portfolio, were high-quality residential mortgage loans with hybrid coupons. Our hybrid mortgage loans have an initial fixed coupon rate for three to ten years followed by annual coupon adjustments. On average, these loans become floating-rate in December 2002. Our carrying value of these loans, after $2.2 million of credit reserves, was 99.81% of face value. At December 31, 1999 we owned $391 million carrying value of these loans, or 17% of our portfolio, at a carrying value of 99.84% of the $392 million principal value (net of a $2.3 million credit reserve). Seriously delinquent loans in this portion of our portfolio were $0.7 million at March 31, 2000 and $1.3 million at December 31, 1999. This portion of our portfolio is matched to the $368 million of long-term debt we have issued that is fixed-rate debt until December 2002.

At March 31, 2000, $16.9 million carrying value, or 0.7% of our total mortgage asset portfolio, were commercial mortgage loans originated by our affiliate, RCF. Our carrying value of these loans was 99.80% of principal value. At December 31, 1999, we owned $8.4 million carrying value of these loans, or 0.4% of our portfolio, at a carrying value of 99.85% of principal value. All of these loans were current at March 31, 2000 and December 31, 1999. The amount of commercial loans on our balance sheet will vary over time as RCF originates and sells commercial mortgage loans, and will depend on the amount of RCF's warehouse that we finance at Redwood as opposed to at Holdings.

We own residential mortgage loans on real estate properties located throughout the United States. At March 31, 2000 and December 31, 1999, the geographic distribution of our mortgage loan portfolio was as follows: California 26%; Florida 9%; New York 8%; New Jersey 5%; Texas 5%; Georgia 5%. The remaining 42% of our investments were in states located throughout the country, with no one state greater than 5%. At March 31, 2000, our loan portfolio consisted of 4,207 loans, with an average loan size of $313,600. At December 31, 1999, we owned 4,366 loans with an average loan size of $315,700.

At March 31, 2000, the geographic distribution of our commercial mortgage loan portfolio was as follows: California 82%; New York 8%. At December 31, 1999, 100% of our commercial loans were secured by properties located in California. At March 31, 2000, our commercial loan portfolio consisted of 6 loans, with an average loan size of $2.8 million. At December 31, 1999, we owned 3 loans with an average loan size of $2.8 million.

For presentation purposes, the $1.3 billion at March 31, 2000 and the $1.0 billion at December 31, 1999 of residential mortgage loans that are financed with long-term debt in Sequoia trusts are classified as "Mortgage Loans: held-for investment" on our balance sheets and are carried at amortized cost. The remaining residential and commercial mortgage loans that are funded with short-term debt and equity ($30 million at March 31, 2000 and $424 million at December 31, 1999) are classified as "Mortgage Loans: held-for-sale" on our balance sheets and are carried at the lower-of-cost-or-market, with any related market value adjustments recorded through the income statement.

MORTGAGE SECURITIES

At March 31, 2000, 28% of our total mortgage asset portfolio, or $671 million carrying value with a principal value of $660 million, consisted of residential mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA". The majority of these securities, $654 million or 99%, were adjustable-rate securities with the remaining 1% fixed-rate securities. The carrying value of these securities was 101.72% of principal value. At December 31, 1999, we owned $575 million carrying value of these securities, or 24% of our portfolio, at a carrying value of 101.73% of the $565 million principal value.

At March 31, 2000, 12% of our total mortgage asset portfolio, or $284 million carrying and principal value, consisted of adjustable-rate residential mortgage securities issued by private-label security issuers. These securities were credit-enhanced through subordination or other means and were rated "AAA" or "AA". The carrying value of these securities was 100.03% of face value. At December 31, 1999, we owned $291 million carrying value and principal value of these securities, or 12% of our portfolio, at a carrying value of 99.86%.

At March 31, 2000, 2% of our mortgage asset portfolio, or $37 million carrying value with a principal value of $61 million, consisted of lower-rated, residential mortgage securities issued by private-label security issuers. Due to their subordinated status, these securities bore some degree of credit risk and were rated "A" or below. The loans underlying these securities were, with minor exceptions, high-quality loans. The carrying value of these securities, after $0.8 million of credit reserves, was 60.77% of face value. At December 31, 1999, we owned $28 million carrying value of these securities, or 1% of our portfolio, at a carrying value, after credit reserves, of 57.85% of the $49 million face value. We intend to continue to increase our investment in lower-rated, subordinated residential mortgage securities backed by high-quality loans in the future.

At March 31, 2000, 1% of our total mortgage asset portfolio, or $23 million carrying value and principal value, consisted of residential floating-rate mortgage securities rated "AAA" or "AA" which were backed by home equity loans, or "HEL". The carrying value of these securities was 99.50% of face value. At December 31, 1999, we owned $47 million carrying value of these securities, or 2% of our portfolio, at a carrying value of 98.79% of the $48 million principal value.

At March 31, 2000, 1% of our mortgage asset portfolio, or $15 million carrying and principal value, consisted of fixed-rate, private-label mortgage securities. These are commonly called "CMOs". They were rated "AAA" or "AA" and had average lives of 1 to 2 years. The carrying value of these securities was 95.91% of principal value. At December 31, 1999, we owned $16 million carrying value and principal value of these securities, or 1% of our portfolio, at a carrying value of 97.28% of principal value.

At March 31, 2000, 0.5% of our mortgage asset portfolio, or $12 million carrying value with a principal value of $13 million, consisted of fixed-rate, credit-enhanced private-label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The carrying value of these securities was 89.88% of face value. At December 31, 1999, we owned $12 million carrying value of these securities, or 0.5% of our portfolio, at a carrying value of 91.00% of the $13 million principal value. The average life of these assets was 7.9 years at March 31, 2000 and 8.2 years at December 31, 1999

At March 31, 2000, 0.3% of our total mortgage asset portfolio, or $6 million carrying and face value, consisted of floating-rate CMO mortgage securities issued by Fannie Mae or Freddie Mac and effectively rated "AAA". The carrying value of these securities was 99.03% of principal value. At December 31, 1998, we owned $6 million carrying value and principal value of these securities, or 0.3% of our portfolio, at a carrying value of 99.88% of the principal value.

At March 31, 2000, 0.003% of our mortgage asset portfolio, or $0.1 million carrying value with no principal value, consisted of interest-only mortgage securities rated "AAA" or "AA". At December 31, 1998, we owned $0.1 million carrying value of these securities, or 0.005% of our portfolio.

For presentation purposes, all of the mortgage securities except for the lower-rated securities are classified as "Mortgage Securities - trading" on our balance sheets and are carried at their estimated fair market value, with any related market value adjustments recorded through the income statement. The $37 million at March 31, 2000 and $28 million at December 31, 1999, of lower-rated mortgage securities are classified as "Mortgage Securities - available-for-sale" on our balance sheets and are also carried at their estimated fair market value. Market value adjustments on these securities, however, are not recorded through the income statement but are included in "accumulated other comprehensive income" in the equity portion of the balance sheet.

CASH

We had $13 million of unrestricted cash at March 31, 2000 and $20 million at year-end 1998.

Sequoia held cash totaling $2 million at December 31, 1999 and $5 million at year-end 1999. In consolidating Sequoia assets on our balance sheet, we reflect this cash as "Restricted Cash" since it will be used for the specific purpose of making payments to Sequoia bondholders and is not available for general corporate purposes.

The amount of liquidity we maintain is only measured in part by the amount of cash we show on our balance sheet at the end of each reporting period. Please refer to the discussion regarding our liquidity beginning on page 41.

INTEREST RATE AGREEMENTS

Our interest rate agreements are carried on our balance sheet at estimated market value, which was $1.2 million at March 31, 2000 and $2.5 million at December 31, 1999. Please see "Note 2. Summary of Significant Accounting Policies", "Note 7. Interest Rate Agreements" and "Note 10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information.

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

The carrying value of our equity investment in Holdings was $2.8 million at March 31, 2000 and $3.4 million at December 31, 1999.

At March 31, 2000, our assets also included loans to Holdings of $1.4 million and a receivable from Holdings of $0.6 million. We expect that we will continue to provide liquidity to Holdings. At December 31, 1999, loans to Holdings totaled $6.5 million and receivables from Holdings were $0.5 million.

OTHER ASSETS

Our other assets include accrued interest receivables, other receivables, fixed assets, leasehold improvements and prepaid expenses. These totaled $18.2 million at March 31, 2000 and $14.9 million at December 31, 1999.

SHORT-TERM DEBT

Short-term borrowings totaled $0.9 billion at March 31, 2000, or 42% of our total debt. At December 31, 1999, short-term borrowings were $1.3 billion, or 57% of our total debt. The level of short-term borrowings was reduced in the first quarter of 2000 as we issued long-term debt and used the proceeds to reduce short-term debt. We pledge a portion of our mortgage securities portfolio, mortgage loan portfolio, and other assets to secure our short-term debt. Maturities on this debt typically range from one month to one year. The interest rate on most of this debt adjusts monthly to a spread over or under the one-month LIBOR interest rate, with some of it adjusting daily based on the Fed Funds interest rate.

LONG-TERM DEBT

At March 31, 2000, we owned $1.3 billion of residential mortgage loans that were financed with long-term debt through trusts owned by our financing subsidiary, Sequoia. The amount of outstanding Sequoia long-term debt amortizes as the underlying mortgages pay down. As the equity owner of these trusts, we are entitled to distributions of the net earnings of the trusts, which principally consist of the interest income earned from mortgages in each trust less the interest expense of the debt of each trust. Sequoia debt is non-recourse to Redwood Trust. The debt is consolidated on our balance sheet and is reflected as long-term debt, which is carried at historical amortized cost. The original scheduled maturity of this debt was approximately thirty years. Since these debt balances are retired over time as principal payments are received on the underlying mortgages, the expected average life of this debt is two to six years.

At March 31, 2000, 58% of our total debt, or $1.3 billion, was long-term mortgage-backed debt. Of this long-term debt, $577 million had a floating-rate based on one-month LIBOR and $338 million had a floating-rate based on the twelve-month average of the one-year Treasury rate. An additional $368 million was fixed-rate until December 2002 with a floating-rate coupon thereafter; this debt is matched to our portfolio of hybrid fixed/floating residential mortgage loans.

At December 31, 1999, 43% of our total debt, or $945 million, was long-term mortgage-backed debt. Of this long-term debt, $212 million had a floating-rate based on one-month LIBOR, $351 had a floating-rate based on the twelve-month average of the one-year Treasury rate, and $382 million had a fixed-rate until December 2002 with a floating-rate coupon thereafter.

OTHER LIABILITIES

Our other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $12.7 million at December 31, 1999 and $11.2 million at December 31, 1999.

STOCKHOLDERS' EQUITY

At March 31, 2000, total equity capital was $210 million, preferred stock equity was $27 million, and reported common equity totaled $183 million, or $20.84 per common share outstanding.

In reporting equity, we mark-to-market all earning assets and interest rate agreements except mortgage loans that were financed to maturity (Sequoia). In accordance with Generally Accepted Accounting Principles ("GAAP"), no liabilities were marked-to-market.

If we had marked-to-market all of our assets and liabilities, total equity capital would have been reported as $212 million at March 31, 2000. After subtracting out the preference value of the preferred stock, common equity on a full mark-to-market basis was $184 million and the net mark-to-market value, or "intrinsic" value, per common share was $20.89.

At December 31, 1999, reported equity capital was $210 million, preferred stock equity was $27 million, and reported common equity was $183 million, or $20.88 per common share outstanding. Mark-to-market common equity was $185 million, or $21.07 intrinsic value per common share.

During the first quarter of 2000, our equity, book value per share, and intrinsic value per share declined slightly after accruing for our $0.35 common dividend. Despite a rising interest rate environment, we had a relatively small net market valuation adjustment on all our assets and liabilities, with the average net decline in our assets being 0.12% of principal value.


RESULTS OF OPERATIONS

Our operating results include all of the reported income of our mortgage finance operations plus, as one line item on our income statement, our share of the after-tax results of operations at Holdings. Detailed results at Holdings are discussed separately below. Please see "RWT Holdings, Inc. - Management Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 44 of this Form 10-Q for further discussion of Holdings' financial position and performance.

INTEREST INCOME

For the quarter ended March 31, 2000, interest income generated by our mortgage finance operations was $43 million. Our portfolio had average earning assets of $2.4 billion and earned an average yield of 7.24%. During this quarter, the average coupon rate, or the cash-earning rate on mortgage principal, was 7.35%. The average value of assets included a net unamortized premium of 0.25% of mortgage principal totaling $6 million. We write off this net premium balance as an expense over the life of our assets. Net premium amortization expense for the quarter was $0.5 million, which reduced our earning asset yield by 0.08%. The annualized prepayment rate on our mortgage assets, which drives the rate at which we write off net premium balances, was 17% Conditional Prepayment Rate ("CPR") during the quarter. Other factors reduced the earning asset yield by 0.03%.

For the preceding quarter (ended December 31, 1999), interest income was $35 million. Our portfolio had average earning assets of $2.0 billion and earned an average yield of 6.88%. The average coupon rate was 7.01%. The average reported value of assets included a 0.33% net premium, or $7 million. Net premium amortization expense was $0.5 million, which reduced earning asset yield by 0.10%. Prepayments during the quarter averaged 19% CPR. Other factors reduced the earning asset yield by 0.03%.

From the fourth quarter of 1999 to the first quarter of 2000, our yield on assets rose by 0.36%, from 6.88% to 7.24%, due to rising short-term interest rates. Most of our mortgage assets are adjustable rate mortgages and the coupons rise as the underlying indices rise. Short-term interest rates have risen by 1.00% to 1.50% since the beginning of 1999, and as our loans reset, our coupon rates are increasing. In addition, prepayment speeds slowed from quarter to quarter, further benefiting our yield. Total interest income increased on a successive quarter basis due to higher yields and a larger average portfolio size in the first quarter of 2000.

For the quarter ended March 31, 1999, interest income was $42 million. Our portfolio had average earning assets of $2.5 billion and earned an average yield of 6.55%. The average coupon rate was 6.99%. The reported value of assets included a 0.71% net premium, or $18 million. Net premium amortization expense was $2.2 million, which reduced earning asset yield by 0.37%. Prepayments during the quarter were 33% CPR. Other factors reduced the earning asset yield by 0.07%.

Total interest income increased from the first quarter of 1999 to the first quarter of 2000, despite a decrease in average portfolio size, as our yields increased. Year-over-year yields increased by 0.69%, from 6.55% in the first quarter of 1999 to 7.24% in the first quarter of 2000. This increase was a result of higher coupon rates on our loans (due to rising short-term interest rates) and slower prepayment speeds.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2000 was $35 million. We funded our mortgage portfolio and other assets with an average of $210 million of equity and $2.2 billion of borrowings. We paid an average cost of funds of 6.29% for these borrowings. Short-term debt averaged 56% of total debt and cost us 6.25%. Long-term debt averaged 44% of total debt and cost us 6.32%.

In the previous quarter (the fourth quarter of 1999), interest expense was $28 million. We funded our mortgage portfolio with an average of $219 million of equity and $1.8 billion of borrowings. We paid an average cost of funds of 5.89% for these borrowings. Short-term debt averaged 47% of total debt and cost us 5.68%. Long-term debt averaged 53% of total debt and cost us 6.13%.

Total interest expense was higher in the first quarter of 2000 than in the previous quarter due to an increase in borrowings needed to fund our larger portfolio of assets and due to a higher cost of funds. Our cost of funds rose from quarter to quarter by 0.40%, from 5.89% to 6.29%. This was primarily a result of increases in one-month LIBOR, our main borrowing rate.

For the quarter ended March 31, 1999, interest expense was $33 million. We funded our mortgage portfolio with an average of $250 million of equity and $2.4 billion of borrowings. We paid an average cost of funds of 5.59% for these borrowings. Short-term debt averaged 48% of total debt and cost us 5.12%. Long-term debt averaged 52% of total debt and cost us 6.03%.

The increase in interest expense from year to year is the result of increases in one-month LIBOR and other short-term interest rates during this time. Interest expense increased even though average borrowings declined.

INTEREST RATE AGREEMENTS EXPENSE

We use interest rate agreements in order to strengthen our balance sheet, increase liquidity, and dampen potential earnings volatility. In the third quarter of 1998, as a result of early adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we elected to classify all of our interest rate agreements as trading instruments. Total interest rate agreement expense (hedging expense) may change over time as the mix of our assets and liabilities changes. We refer you to "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for additional details.

Net interest rate agreements expense, before any market value adjustments which are reflected in the Statement of Operations line item "Realized and Unrealized Market Value Gains (Losses)", was $0.4 million for the quarter ended March 31, 2000, $0.5 million for the quarter ended December 31, 1999, and $0.3 million for the quarter ended March 31, 1999. As a percent of average borrowings, net interest rate agreements expense was 0.07% during the first quarter of 2000, 0.11% during the fourth quarter of 1999, and 0.06% during the first quarter of 1999. Net hedging expenses vary as a result of various asset/liability strategies we employ.

NET INTEREST INCOME

Net interest income, which equals interest income less interest expense less interest rate agreements expense, was $8.0 million for the quarter ended March 31, 2000. Our interest rate spread, which equals the yield on earning assets less the cost of funds and hedging, was 0.88%. Our net interest margin, which equals net interest income divided by average assets, was 1.32%. Our net interest income as a percent of average equity was 15.2% during this quarter.

For the fourth quarter of 1999, net interest income was $6.7 million, our interest rate spread was 0.88%, and our net interest margin was 1.28%. Net interest income as a percent of average equity was 12.1%.

Net interest income increased from the fourth quarter of 1999 to the first quarter of 2000 primarily due to an increase in assets as we more fully utilized our capital during the later period. In addition, with higher asset yields, we earned a greater return on that portion of our balance sheet that is funded with equity rather than debt.

For the quarter ended March 31, 1999, net interest income was $7.9 million, our interest rate spread was 0.90%, and our net interest margin was 1.19%. Net interest income as a percent of average equity was 12.7%.

We earned more net interest income in the first quarter of 2000 ($8.0 million) than we did in the first quarter of 1999 ($7.9 million). This is despite the fact that in the earlier period we had more equity ($250 million in 1999 versus $210 million in 2000), more assets ($2.5 billion versus $2.4 billion), and a wider spread (0.90% versus 0.88%). The key factor is asset yield, which was 7.24% in the first quarter of 2000 and 6.55% in the first quarter of 1999. With a higher asset yield, we earn a greater amount on that portion of our balance sheet that is funded with equity rather than debt. As a result of this factor, and better utilization of our equity base, our net interest margin increased from 1.19% in the first quarter of 1999 to 1.32% in the first quarter of 2000 and our net interest income increased despite a smaller balance sheet.

NET UNREALIZED AND REALIZED MARKET VALUE GAINS AND LOSSES

We report many of our mortgage assets and all of our interest rate agreements at market value, with any market valuation adjustments being recognized as a gain or loss in our income statements. Please see "Note 2. Summary of Significant Accounting Policies", "Note 3. Mortgage Assets", and "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for more information.

During the first quarter of 2000, our portfolio of assets that were marked-to-market for income statement purposes decreased in estimated market value by $1.2 million. This net loss consisted of $1.1 million market value loss on mortgage assets and $0.1 million market value loss on interest rate agreements. Market values for our mortgage assets fell as interest rates rose. Since most of these assets are adjustable rate, the coupon rates will reset to higher levels. The market values may, in the future, adjust accordingly. Losses in our interest rate agreements portfolio were due to falling volatility and other factors. The net combined market valuation adjustment loss of $1.1 million represents 0.12% of our portfolio of assets that is marked to market.

Total net realized losses on assets during the quarter ended December 31, 1999 were $1.2 million. This net loss consisted of $1.1 million realized losses on mortgage assets and $0.1 million realized losses on interest rate agreements.

The net gain on our portfolio of assets that were marked-to-market in the first quarter of 1999 was $2.2 million. This net gain consisted of $3.0 million market value gain on mortgage assets and other securities and $0.8 million market value loss on interest rate agreements.

As a result of changes in accounting methodologies instituted in 1998, we record both realized and unrealized market value gains and losses on many of our mortgage securities, short-term funded mortgage loans, and interest rate agreements as an item in our income statement. We believe it is beneficial to show shareholders the changes in the market values of our liquid portfolio assets. In addition, our freedom to manage and hedge our portfolio is enhanced by the use of these accounting techniques.

However, very few other financial institutions use these accounting methods; as a result, direct comparisons of our reported earnings with those of other companies on an apples-to-apples basis may be more difficult.

Relatively small changes in portfolio market values can have a significant impact on our reported earnings per share. In our opinion, quarter-to-quarter fluctuations in mark-to-market earnings adjustments are probably of less import than would be a cumulative positive or negative adjustment established over a longer period of time that was large relative to our asset base. For example, our cumulative mark-to-market earnings adjustment since the beginning of 1999 is negative $0.9 million ($0.11 per share). This is a minor amount compared to the size of our portfolio.

Excluding these mark-to-market adjustments, our total earnings were $4.5 million ($0.51 per share) in the first quarter of 2000, negative $4.4 million (negative $0.50 per share) in the fourth quarter of 1999, and $3.7 million ($0.34 per share) in the first quarter of 1999.

PROVISION FOR CREDIT LOSSES

We take credit provision expenses on our mortgage loans held for investment, which are those loans financed with long-term debt and accounted for on an amortized cost basis. During the quarter ended March 31, 2000, credit provisions were $0.1 million. In the quarter ended December 31, 1999, credit provisions were $0.2 million. In the first quarter of 1999, credit provisions were $0.3 million. Credit provisions have decreased over time as the credit performance outlook of our loans continues to improve. We have reduced our provision rates on older loans. We have not incurred any credit losses on our mortgage loans over the last two quarters. However, credit provision expense will increase in the future as we acquire additional mortgage loans that are held for investment and may increase if credit conditions deteriorate. In addition, in the second quarter of 2000 we will begin taking credit provisions for the $384 million of loans underlying our most recent Sequoia long-term debt issuance.

Prior to 1998, we also expensed credit provisions on a portfolio of subordinated mortgage securities. We stopped taking credit provisions on this pool of securities in December 1997 when we restructured and reduced our credit risk on these securities through a resecuritization transaction ("SMFC re-REMIC securities"). The existing reserve for the SMFC re-REMIC securities is $0.7 million at March 31, 2000. Actual realized taxable credit losses against these securities were $0.1 million in the first quarter of 2000, $0.1 million in the fourth quarter of 1999, and $0.1 million in the first quarter of 1999. We continually monitor the credit performance of these assets and will make appropriate changes to our credit provision policy should the need arise.

We have purchased, and intend to continue to purchase, mortgage-backed securities that have risk of credit loss. In acquiring such assets, we project cash flows and resulting yields under a variety of potential loss scenarios as well as other factors (e.g., interest rates, prepayment speeds.) These securities are purchased at a discount, in part because of the credit risk inherent in these assets. We anticipate a yield on such assets after factoring in anticipated losses. Thus, we do not plan to build a credit reserve for such assets, as such losses are already imbedded in the price paid and resulting yields on such assets. The amount of discount amortized into income is based on the projected future cash flows, after credit losses, on such asset. Once acquired, we continue to review the projected losses on each asset. Should projected credit losses change (which can occur for a variety of reasons), the effective yield earned over the remaining life of the asset will change accordingly.

OPERATING EXPENSES

Total operating expenses recognized at Redwood were $2.1 million in the first quarter of 2000, $1.2 million in the fourth quarter of 1999, and $0.7 million in the first quarter of 1999. Due to changes in amounts of expense allocated and recognized between Redwood and Holdings, a more useful number for understanding trends in operating expenses is the total operating expenses of Redwood and Holdings combined. Combined operating expenses were $3.0 million in the first quarter of 2000, $3.6 million in the fourth quarter of 1999, and $4.0 million in the first quarter of 1999.

Some of these expenses were associated with business units that have been closed. Combined operating expenses for on-going operations -- Redwood portfolio lending and RCF -- were $2.8 million in the first quarter of 2000, $1.9 million in the fourth quarter of 1999, and $1.6 million in the first quarter of 1999. We have expanded our residential whole loan operations, increased dividend equivalent rights payments to employees as a result of our increasing dividend, and built origination and sales staff at RCF.

NET EARNINGS FROM MORTGAGE FINANCE OPERATIONS

Net earnings from mortgage finance operations include all revenue and expense items except for the losses from Holdings and preferred dividends. For the quarter ended March 31, 2000, net earnings from mortgage finance operations were $4.5 million, or $0.51 per share. Net earnings from mortgage finance operations were $4.1 million for the quarter ended December 31, 1999, or $0.46 per share. For the quarter ended March 31, 1999, net earnings were $9.0 million, or $0.83 per share.

Net earnings per share increased in the first quarter of 2000 over the fourth quarter of 1999 due to larger portfolio size and higher yields. These gains were partially offset by higher operating expenses. From the first quarter of 1999 to the first quarter of 2000, net earnings per share from mortgage finance operations decreased primarily due to the differences in market valuation adjustments. In the first quarter of 1999, the market value adjustment was positive $2.2 million as compared to a negative $1.2 million market valuation adjustment for the same period in 2000.

EQUITY IN EARNINGS (LOSSES) OF RWT HOLDINGS, INC.

In the first quarter of 2000, our share of the losses generated by Holdings was $0.6 million. This included $0.1 million of net expense for the shut down of Redwood Residential Funding, Inc. We shut down this operation in December 1999 and accounted for many of the costs as a restructuring charge in 1999. However, under GAAP, some operating expenses could not be included in the restructuring charge accrual and are being expensed as incurred in 2000. The remaining loss at Holdings represents losses reported at RCF. The accounting loss at Holdings' subsidiary RCF is not representative of the profitability of our overall commercial operations because it does not include related income recorded at Redwood Trust.

In the fourth quarter of 1999, we recognized losses from Holdings of $9.0 million, which included $6.2 million of restructuring charges at RRF. In the first quarter of 1999, we recognized losses from Holdings of $2.5 million representing start-up expenses from the three business units operating at Holdings at that time.

We refer you to Holdings' "Consolidated Financial Statements and Notes" and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

NET INCOME

For the quarter ended March 31, 2000, net income for all of our operations was $4.0 million. After preferred dividends of $0.7 million, net income available to common stockholders was $3.3 million. For the quarter ended December 31, 1999, net losses for all of our operations were $4.9 million. After preferred dividends of $0.7 million, net income available to common stockholders was negative $5.6 million. For the quarter ended March 31, 1999, net income for all of our operations was $6.6 million. After preferred dividends of $0.7 million, net income available to common stockholders was $5.9 million.

EARNINGS PER SHARE

Average diluted common shares outstanding were 8.8 million for the quarter ended March 31, 2000, 9.0 million for the fourth quarter of 1999, and 10.9 million for the first quarter of 1999. Earnings per share were positive $0.37 for first quarter of 2000, negative $0.64 for fourth quarter of 1999, and positive $0.54 for the first quarter of 1999.

Shares outstanding declined over the past year as a result of our common stock repurchase program. We repurchased 2.5 million shares during 1999. We did not acquire any of our own shares in the first quarter of 2000.

DIVIDENDS

We declared common stock dividends of $0.35 per share for the quarter ended March 31, 2000 and $0.25 per share for the quarter ended December 31, 1999. No common stock dividend was declared for the quarter ended March 31, 1999.

We continue to pay $0.755 per share in quarterly preferred stock dividends.


RISK MANAGEMENT

We seek to manage the interest rate, market value, liquidity, prepayment, and credit risks inherent in all financial institutions in a prudent manner designed to insure our longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize an attractive total rate of return through stock ownership in our company.

We do not seek to avoid risk. We do seek, to the best of our ability, to assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do undertake.

Our strategy for managing some of these risks includes the use of derivative interest rate agreements. Please see "Note 2. Summary of Significant Accounting Policies" for additional discussions on our use of interest rate agreements and their designation as "trading" instruments.

In April and May of 2000, short-term interest rates continued to rise, and debt markets signaled that expectations for further increases in short-term interest rates in 2000 and 2001 are continuing to increase. As we have frequently noted, rapid and sustained increases in short-term interest rates are likely to reduce our net interest income for some period of time following such increases. Such interest rate increases, if they occur, would also likely cause negative mark-to-market adjustments to our reported earnings. Mark-to-market adjustments on all our assets, if negative, would reduce our capital base, book value per share, intrinsic value per share, and our liquidity reserve.

MARKET VALUE RISK

The market value of our assets can fluctuate due to changes in interest rates, prepayment rates, liquidity, financing, supply and demand, credit, and other factors. These fluctuations affect our earnings.

At March 31, 2000, we owned mortgage securities and loans totaling $1.0 billion that we account for on a mark-to-market basis or, in the case of mortgage loans, on a lower-of-cost-or-market basis, for purposes of determining reported earnings. Of these assets, 98% had adjustable-rate coupons and 2% had fixed-rate coupons.

Our interest rate agreements hedging program may offset some asset market value fluctuations due to interest rate changes, or, in some cases, may exacerbate such fluctuations. All of our $3.1 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

Market value fluctuations of assets and interest rate agreements, especially to the extent assets are funded with short-term borrowings, can also affect our access to liquidity.

INTEREST RATE RISK

At March 31, 2000, we owned $2.4 billion of assets and had $2.2 billion of liabilities. The majority of the assets were adjustable-rate, as were a majority of the liabilities.

On average, our cost of funds has the ability to rise or fall more quickly as a result of changes in short-term interest rates than does the earning rate on our assets. In addition, in the case of a large increase in short-term interest rates, periodic and lifetime caps for a portion of our assets could limit increases in interest income. The risk of reduced earnings in a rising interest rate environment may be mitigated to some extent by our interest rate agreements hedging program and by any concurrent slowing of mortgage prepayment rates that may occur.

Hybrid mortgage assets (with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter) totaled $0.4 billion. We had debt with interest rate reset characteristics matched to the hybrid mortgages totaling $0.4 billion.

Our net income may vary somewhat as the yield curve between one-month interest rates and six- and twelve-month interest rates vary. At March 31, 2000, we effectively owned $0.6 billion of adjustable-rate mortgage assets with interest rates that adjust every six months as a function of six-month LIBOR interest rates funded with equity and debt that had an interest rate that adjusts monthly as a function of one-month LIBOR interest rates.

At March 31, 2000, we owned $0.6 billion of adjustable-rate mortgage assets that adjust monthly as a function of one-month LIBOR interest rates, funded with equity and debt that also adjusts monthly as a function of one-month LIBOR interest rates.

Adjustable-rate assets with earnings rates dependent on one-year U.S. Treasury rates with annual adjustments totaled $0.8 billion at March 31, 2000. These Treasury-based assets were effectively funded with equity and $0.3 billion of liabilities with a cost of funds dependent on one-year U.S. Treasury rates with annual adjustments, and the remainder funded with liabilities with a cost of funds dependent on one month LIBOR rates or the daily Fed Funds rate. To the extent our Treasury-based assets are not funded with Treasury-based liabilities, we incur basis risk. Such risk arises because changes in Treasury rates may differ significantly from changes in the Fed Funds, LIBOR, or Euro-dollar interest rates.

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

The assets that we pledge to secure short-term borrowings are generally high-quality, liquid assets. As a result, we have not had difficulty refinancing our short-term debt as it matures, even during the financial market liquidity crisis in late 1998. Still, changes in the market values of our assets, in our perceived credit worthiness, in lender over-collaterization requirements, and in the capital markets can impact our access to liquidity.

At March 31, 2000, we had $75 million of highly liquid assets which were unpledged and available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. These assets consisted of unrestricted cash and unpledged "AAA" rated mortgage securities. Total available liquidity, including unrestricted cash, equaled 8% of our short-term debt balances.

We currently have two committed lines of short-term financing, one for residential and commercial mortgage loans and one solely for commercial. There are certain restrictions regarding the collateral for which these lines can be used, but they generally allow us to fund whole loan acquisitions for the term of the commitments. There is no assurance that we will be able to renew or wish to renew such lines upon expiration.

We will continue to pursue additional sources of financing in order to enhance the liquidity of our portfolio.

PREPAYMENT RISK

As we receive repayments of mortgage principal, we amortize into income our mortgage premium balances as an expense and our mortgage discount balances as income. Mortgage premium balances arise when we acquire mortgage assets at a price in excess of the principal value of the mortgages. Premium balances are also created when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when we acquire mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates in market value and is marked-to-market at a price below par. At March 31, 2000, mortgage premium balances were $28.0 million and mortgage discount balances were $22.5 million. Net mortgage premium was $5.5 million. Since the prepayment characteristics of our premium and discount mortgage assets may vary, gross premium levels, net premium levels, and other factors may influence our earnings.

Sequoia's long-term debt has associated deferred bond issuance costs. These capitalized costs are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $3.9 million at March 31, 2000. In addition, premium received from the issuance of bonds at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $3.6 million at March 31, 2000. The combined effect of these two items was to increase our effective mortgage-related premium by $0.3 million.

Our net premium at March 31, 2000 for assets and liabilities affected by the rate of mortgage principal receipts was $5.8 million. This net premium equaled 3.2% of common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will effect the market value of our assets and our earnings. Changes in the value of our assets, to the extent they are incorporated into the basis of our assets, will also affect future amortization expense.

CREDIT RISK

Our principal credit risk comes from mortgage loans owned by Sequoia, mortgage loans held in portfolio, and our lower-rated mortgage securities. We also have credit risk with counter-parties with whom we do business.

Not including mortgage loans owned by Sequoia, we owned $13 million in residential mortgage loans at March 31, 2000. Of these, $0.3 million were seriously delinquent (delinquent over 90 days, in foreclosure, in bankruptcy, or real estate owned). We also owned $17 million in commercial mortgage loans. These commercial mortgage loans were all current at March 31, 2000.

The four Sequoia trusts owned $1.3 billion in residential mortgage loans at March 31, 2000. Our total credit risk from these trusts is limited to our equity investment in these trusts. These equity investments had a reported value of $41 million, net of related credit reserves, at March 31, 2000. At that time, $5.0 million of the underlying loans, or 0.38%, were seriously delinquent.

At March 31, 2000, we had $5.1 million of credit reserves to provide for potential future credit losses from our mortgage loans held for investment by the Sequoia trusts. The reserve is based upon our assessment of various factors affecting our mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. Total seriously delinquent loans had a loan balance of $5.3 million. To date, our realized credit losses from defaulted residential mortgage loans have averaged 9% of the loan balance of the defaulted loans. Delinquencies, defaults, and loss severities may increase in the future, however, particularly if real estate values decline or the general U.S. economy weakens. We believe our current level of reserve and credit provision policy is reasonable.

At March 31, 2000, we also had $0.7 million credit reserves for our SMFC re-REMIC securities. Our total potential credit exposure from these securities (after this credit reserve) is our net cost basis of $6.6 million.

It should be noted that the establishment of a credit reserve for GAAP purposes does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, credit expenses are recognized as incurred, and will have the effect of reducing dividends at that point.

CAPITAL RISK

Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing short-term borrowings declines.

Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for residential mortgage securities rated below AA and commercial mortgage whole loans are generally higher than for higher-rated residential securities and residential whole loans. Capital requirements for these less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and on the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for equity interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate guideline capital adequacy amount.

Generally, our total guideline equity-to-assets ratio capital amount has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the guideline ratio has increased as we have acquired new types of assets such as commercial mortgage loans and lower-rated mortgage securities. This increase was partially offset in the first quarter of 2000 by the issuance of new long-term debt replacing short-term debt.

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

Growth in assets and earnings may be limited when our access to new equity capital is limited. Holdings can benefit over time from the re-investment of retained earnings at Holdings. Our mortgage finance operation, however, is generally required to distribute at least 95% of taxable income as dividends due to its REIT status.

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


FINANCIAL CONDITION

At March 31, 2000, Holdings owned $17.6 million of commercial mortgage loans. Holdings also had $3.7 million in cash, $0.2 million of accrued interest receivable, and $0.1 million in other assets, for total assets of $21.6 million. Holdings had commitments to acquire $16.9 million of commercial mortgage loans from Redwood Trust for settlement during the second quarter of 2000. Holdings intends to sell these loans in 2000.

The loans owned by Holdings were funded with short-term borrowings and equity. Short-term debt was $13.9 million, loans from Redwood Trust were $1.4 million, receivables due Redwood Trust totaled $0.6 million, accrued restructuring charges were $2.3 million, and other liabilities totaled $0.6 million, for total liabilities of $18.8 million. Redwood Trust expects to continue to provide liquidity to Holdings, when necessary, during the year 2000. Total equity at March 31, 2000 was $2.9 million.

At December 31, 1999, Holdings owned $4.4 million of residential mortgage loans, $29.6 million of commercial mortgage loans, $2.0 million in cash, and $1.3 million in other assets, for total assets of $39.0 million. Short-term debt totaled $22.4 million, loans from Redwood Trust totaled $6.5 million, receivables due Redwood Trust were $0.5 million, accrued restructuring charges totaled $4.0 million, other liabilities were $2.1 million, and total equity totaled $3.4 million.


RESULTS OF OPERATIONS

For the quarter ended March 31, 2000, net interest income for Holdings was $0.2 million, including interest income of $0.6 million and interest expense of $0.4 million. Holdings also had net gains as a result of commercial and residential mortgage loan sales and market value adjustments of $0.1 million during the first quarter of 2000, resulting in net revenues of $0.3 million. Operating expenses at Holdings totaled $0.9 million for the first three months of 2000. Holdings' net loss for the quarter ended March 31, 2000 was $0.6 million.

In the first quarter of 2000, RCF originated $8 million of commercial mortgage loans and sold $12 million. In the first quarter of 1999, RCF originated $2.9 million of commercial mortgage loans. Total 1999 commercial loan originations were $42 million; total 1999 sales were $11.3 million. At March 31, 2000, commercial mortgage loans originated or acquired by RCF that had not yet been sold totaled $35 million, of which $17 million were held by Redwood Trust and $18 million were held at Holdings. These loans are all held for future sale.

RCF recorded net revenue for the first three months of 2000 of $0.2 million. Net interest income at RCF does not include interest on loans that RCF has a commitment to purchase from Redwood. For the quarter ended March 31, 2000, direct RCF operating expenses were $0.5 million and operating expenses reimbursable by RCF to Redwood Trust totaled $0.1 million. RCF expects to recognize sale revenues upon the sale of the commercial loan portfolio.

For the quarter ended December 31, 1999, net interest income for Holdings was $0.3 million, including interest income of $2.1 million and interest expenses of $1.8 million. Holdings also had net losses as a result of mortgage asset sales and market value adjustments of $0.9 million during the fourth quarter of 1999, resulting in net revenues of negative $0.6 million. Operating expenses at Holdings totaled $2.3 million for this quarter. Restructuring charges related to the closure of RRF totaled $6.2 million. Holdings' net loss for the quarter ended December 31, 1999 was $9.1 million.

The net operating expense, including on-going operating expenses and restructuring charges, relating to closed operations was $0.9 million in the first quarter of 2000 and $8.5 million in the fourth quarter of 1999. This explains the large improvement in Holdings' results from quarter to quarter. Net losses recognized at Holdings attributable to the on-going operations of RCF were $0.5 million in the first quarter of 2000 and $0.6 million in the fourth quarter of 1999. This does not represent the profit or loss of the combined commercial mortgage operations of Redwood and Holdings, as some of the income on the loans during this period accrued to Redwood.

For the quarter ended March 31, 1999, net interest income for Holdings was $0.2 million, including interest income of $0.5 million and interest expense of $0.3 million. Holdings also had net gains as a result of commercial and residential mortgage loan sales and market value adjustments of $0.6 million during the first quarter of 1999, resulting in net revenues of $0.8 million. Operating expenses at Holdings totaled $3.3 million for the first three months of 1999. Holdings' net loss for the quarter ended March 31, 1999 was $2.5 million.

Holdings' losses in the first quarter of 2000 were much lower than in the first quarter of 1999 due to the shut down of operations at RRF and RFS during 1999. In the first quarter of 1999, these operations were incurring significant operating expenses. These operations were subsequently closed and the net loss associated with these operations in the first quarter of 2000 was minor.

At March 31, 2000, Holdings had net operating loss carryforwards of approximately $21 million for federal tax purposes and $11 million for state income tax purposes. The federal carryforwards expire through 2018 and the state carryforwards expire through 2004.

PART II OTHER INFORMATION


Item 1. Legal Proceedings

        At March 31, 2000, there were no pending legal proceedings to which the Company as a party or of which any of its property was subject.


Item 2. Changes in Securities

        Not applicable


Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

               Exhibit 3.3.2 - Amended and Restated Bylaws, amended March 9, 2000 (Incorporated by reference to the Form 8-K filed March 14, 2000 referred to below).

               Exhibit 4.4.3 - Pooling and Servicing Agreement, dated as of March 1, 2000, among Merrill Lynch Mortgage Investors, Inc., Sequoia Mortgage Funding Corporation, Merrill Lynch Credit Corporation and Norwest Bank Minnesota, N.A. (Incorporated by reference to the Form 8-K filed by Merrill Lynch Mortgage Investors, Inc. (333-81429) on April 4, 2000).

               Exhibit 10.14 - Employment Agreement, dated March 13, 2000, between the Company and Harold F. Zagunis.

               Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three months ended March 31, 2000 and March 31, 1999.

               Exhibit 27 - Financial Data Schedule

        (b) Reports

               Form 8-K filed by the Company on March 14, 2000, attaching Amended and Restated Bylaws, amended March 9, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REDWOOD TRUST, INC.



Dated: May 10, 2000              By: /s/ Douglas B. Hansen
                                    --------------------------------------------
                                    Douglas B. Hansen
                                    President
                                    (authorized officer of registrant)



Dated: May 10, 2000              By: /s/ Harold F. Zagunis
                                    --------------------------------------------
                                    Harold F. Zagunis
                                    Vice President, Chief Financial Officer
                                    Secretary, Treasurer and Controller
                                    (principal financial and accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT


                                                                                  Sequentially
    Exhibit                                                                         Numbered
    Number                                                                            Page
    -------                                                                       ------------
     10.14      Employment Agreement, dated March 13, 2000 between
                the Company and Harold F. Zagunis......................................  49

     11.1       Computations of Earnings per Share for the three months ended
                March 31, 2000 and March 31,
                1999...................................................................  72

      27        Financial Data Schedule................................................  73