Form 10-Q
period 2000-06-30
REDWOOD TRUST INC
filed 2000-08-14
CIK 930236

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                             Yes  X     No
                                ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.


Class B Preferred Stock ($.01 par value)                 902,068 as of August 10, 2000
Common Stock ($.01 par value)                          8,789,376 as of August 10, 2000


================================================================================

                               REDWOOD TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements - Redwood Trust, Inc

                  Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ...................   3

                  Consolidated Statements of Operations for the three and six months ended
                    June 30, 2000 and June 30, 1999 ....................................................   4

                  Consolidated Statements of Stockholders' Equity for the three and six months
                    ended June 30, 2000 ................................................................   5

                  Consolidated Statements of Cash Flows for the three and six months ended
                    June 30, 2000 and June 30, 1999 ....................................................   6

                  Notes to Consolidated Financial Statements ...........................................   7

               Consolidated Financial Statements - RWT Holdings, Inc.

                  Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ...................  20

                  Consolidated Statements of Operations for the three and six months ended
                    June 30, 2000 and June 30, 1999 ....................................................  21

                  Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2000 ................................................................  22

                  Consolidated Statements of Cash Flows for the three and six months ended
                    June 30, 2000 and June 30, 1999 ....................................................  23

                  Notes to Consolidated Financial Statements ...........................................  24

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ............................................................................  30

PART II.       OTHER INFORMATION

       Item 1. Legal Proceedings .......................................................................  48

       Item 2. Changes in Securities ...................................................................  48

       Item 3. Defaults Upon Senior Securities .........................................................  48

       Item 4. Submission of Matters to a Vote of Security Holders .....................................  48

       Item 5. Other Information .......................................................................  48

       Item 6. Exhibits and Reports on Form 8-K ........................................................  49

       SIGNATURES ......................................................................................  50

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                             June 30, 2000     December 31, 1999
                                                                             -------------     -----------------
ASSETS                                                                         (Unaudited)

     Mortgage loans
        Residential: held-for-investment, net                                  $ 1,259,011       $   968,709
        Residential: held-for-sale                                                   7,769           415,880
        Commercial: held-for-sale                                                    9,800             8,437
                                                                               -----------       -----------
                                                                                 1,276,580         1,393,026
     Mortgage securities
        Residential: trading                                                       883,052           941,781
        Residential: available-for-sale, net                                        58,893            27,999
                                                                               -----------       -----------
                                                                                   941,945           969,780

     Cash and cash equivalents                                                       8,910            19,881
     Restricted cash                                                                 3,621             5,384
     Interest rate agreements                                                        1,287             2,037
     Accrued interest receivable                                                    16,039            13,244
     Principal receivable                                                            5,336             4,599
     Investment in RWT Holdings, Inc.                                                2,291             3,391
     Loans to RWT Holdings, Inc.                                                        --             6,500
     Receivable from RWT Holdings, Inc.                                                 --               472
     Other assets                                                                    1,324             1,614
                                                                               -----------       -----------
     Total Assets                                                              $ 2,257,333       $ 2,419,928
                                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Short-term debt                                                           $   806,643       $ 1,253,565
     Long-term debt, net                                                         1,227,546           945,270
     Accrued interest payable                                                        5,982             5,462
     Accrued expenses and other liabilities                                          4,581             2,819
     Dividends payable                                                               4,197             2,877
                                                                               -----------       -----------
        Total Liabilities                                                        2,048,949         2,209,993
                                                                               -----------       -----------
     Commitments and contingencies (See Note 13)

     STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
         Convertible 902,068 shares authorized, issued and outstanding
         ($28,645 aggregate liquidation preference)                                 26,517            26,517
     Common stock, par value $0.01 per share;
         49,097,932 shares authorized;
         8,789,376 and 8,783,341 issued and outstanding                                 88                88
     Additional paid-in capital                                                    242,139           242,094
     Accumulated other comprehensive income                                         (4,721)           (3,348)
     Cumulative earnings                                                            15,871             8,140
     Cumulative distributions to stockholders                                      (71,510)          (63,556)
                                                                               -----------       -----------
        Total Stockholders' Equity                                                 208,384           209,935
                                                                               -----------       -----------
     Total Liabilities and Stockholders' Equity                                $ 2,257,333       $ 2,419,928
                                                                               ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ----------------------------     ----------------------------
                                                      2000             1999            2000             1999
                                                   -----------     ------------     -----------     ------------
INTEREST INCOME
    Mortgage loans
    Residential: held-for-investment               $    22,916     $     16,545     $    40,134     $     32,830
    Residential: held-for-sale                             217            1,427           6,737            5,714
    Commercial: held-for-sale                              393              293             604              369
                                                   -----------     ------------     -----------     ------------
                                                        23,526           18,265          47,475           38,913
    Mortgage securities
    Residential: trading                                17,097           16,090          34,157           35,064
    Residential: available-for-sale                      2,237              859           3,852            1,662
                                                   -----------     ------------     -----------     ------------
                                                        19,334           16,949          38,009           36,726

    U.S. Treasury securities: trading                       --              380              --              913
    Cash and cash equivalents                              276              497             590            1,270
                                                   -----------     ------------     -----------     ------------
    Total interest income                               43,136           36,091          86,074           77,822

INTEREST EXPENSE
    Short-term debt                                    (13,987)         (11,880)        (33,151)         (26,630)
    Long-term debt                                     (20,927)         (16,657)        (36,286)         (35,398)
                                                   -----------     ------------     -----------     ------------
    Total interest expense                             (34,914)         (28,537)        (69,437)         (62,028)

    Net interest rate agreements expense                  (219)            (737)           (627)          (1,070)
                                                   -----------     ------------     -----------     ------------
    NET INTEREST INCOME                                  8,003            6,817          16,010           14,724

    Net unrealized and realized market
      value gains (losses)
    Loans and securities                                  (856)          (1,008)         (1,933)           1,982
    Interest rate agreements                              (503)           2,421            (650)           1,600
                                                   -----------     ------------     -----------     ------------
                                                        (1,359)           1,413          (2,583)           3,582
    Provision for credit losses                           (128)            (371)           (247)            (716)
                                                   -----------     ------------     -----------     ------------
    NET REVENUES                                         6,516            7,859          13,180           17,590

    Operating expenses                                  (2,239)            (939)         (4,386)          (1,653)
    Other income                                            21               33              36               41
    Equity in earnings (losses) of
      RWT Holdings, Inc.                                  (531)          (3,757)         (1,099)          (6,241)
                                                   -----------     ------------     -----------     ------------
    Net income before preferred dividend                 3,767            3,196           7,731            9,737
    Less cash dividends on Class B
      preferred stock                                     (681)            (687)         (1,362)          (1,374)
                                                   -----------     ------------     -----------     ------------
    NET INCOME AVAILABLE TO COMMON STOCKHOLDERS    $     3,086     $      2,509     $     6,369     $      8,363
                                                   ===========     ============     ===========     ============

EARNINGS PER SHARE:
    Basic                                          $      0.35     $       0.25     $      0.72     $       0.80
    Diluted                                        $      0.35     $       0.25     $      0.72     $       0.79

Weighted average shares of common stock and
   common stock equivalents:
    Basic                                            8,789,376       10,051,565       8,787,197       10,412,855
    Diluted                                          8,883,651       10,172,960       8,862,505       10,523,329

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                  Class B                                        Accumulated                Cumulative
                              Preferred stock     Common stock     Additional      other                   distributions
                             -----------------  ----------------    paid-in     comprehensive  Cumulative       to
                             Shares    Amount    Shares   Amount    capital        income       earnings   stockholders    Total
                             -------   -------  --------- ------   ----------   -------------  ----------  ------------   ---------
Balance, December 31, 1999   902,068   $26,517  8,783,341   $88     $242,094       $(3,348)      $ 8,140      $(63,556)   $ 209,935
                             -------   -------  ---------   ---     --------       -------       -------      --------    ---------
  Comprehensive income:
    Net income before
    preferred dividend            --        --         --    --           --            --         3,964            --        3,964

    Net unrealized loss
     on assets available-
     for-sale                     --        --         --    --           --          (487)           --            --         (487)
                                                                                                                          ---------
    Total comprehensive
      income                      --        --         --    --           --            --            --            --        3,477

Issuance of common stock          --        --      6,035    --           45            --            --            --           45

Dividends declared:
    Preferred                     --        --         --    --           --            --            --          (681)        (681)
    Common                        --        --         --    --           --            --            --        (3,076)      (3,076)
                             -------   -------  ---------   ---     --------       -------       -------      --------    ---------
Balance, March 31, 2000      902,068   $26,517  8,789,376   $88     $242,139       $(3,835)      $12,104      $(67,313)   $ 209,700
                             -------   -------  ---------   ---     --------       -------       -------      --------    ---------
Comprehensive income:
    Net income before
    preferred dividend            --        --         --    --           --            --         3,767            --        3,767

    Net unrealized loss
      on assets available-
      for-sale                    --        --         --    --           --          (886)           --            --         (886)
                                                                                                                          ---------
    Total comprehensive
      income                      --        --         --    --           --            --            --            --        2,881

Dividends declared:
    Preferred                     --        --         --    --           --            --            --          (681)        (681)
    Common                        --        --         --    --           --            --            --        (3,516)      (3,516)
                             -------   -------  ---------   ---     --------       -------       -------      --------    ---------
Balance, June 30, 2000       902,068   $26,517  8,789,376   $88     $242,139       $(4,721)      $15,871      $(71,510)   $ 208,384
                             =======   =======  =========   ===     ========       =======       =======      ========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                               Three Months                   Six Months
                                                                               Ended June 30,               Ended June 30,
                                                                         -------------------------     -------------------------
                                                                            2000           1999           2000           1999
                                                                         ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income before preferred dividend                                $    3,768     $    3,196     $    7,732     $    9,737
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                           457          1,868          1,588          4,389
        Provision for credit losses                                             128            371            247            716
        Equity in (earnings) losses of RWT Holdings, Inc.                       531          3,757          1,099          6,241
        Net unrealized and realized market value (gains) losses               1,359         (1,413)         2,583         (3,582)
        Purchases of mortgage loans: held-for-sale                           (9,800)       (65,343)       (35,534)       (71,755)
        Proceeds from sales of mortgage loans: held-for-sale                 17,298          7,509        422,914         50,138
        Principal payments on mortgage loans: held-for-sale                   4,906         19,990         19,193         55,239
        Purchases of mortgage securities: trading                           (14,286)        (3,725)      (179,550)        (3,725)
        Proceeds from sales of mortgage securities: trading                  27,937          7,668         77,309          7,668
        Principal payments on mortgage securities: trading                  101,730        143,831        158,519        307,377
        Purchases of U.S. Treasury securities: trading                           --             --             --        (45,844)
        Proceeds from sales of U.S. Treasury securities: trading                 --         32,077             --         90,519
        (Purchases) sales of interest rate agreements                        (1,002)           897           (885)           488
        (Increase) decrease in accrued interest receivable                   (1,119)         2,460         (2,795)         5,530
        (Increase) decrease in principal receivable                             101          2,198           (737)         7,600
        (Increase) decrease in other assets                                   2,051            906            155            (81)
        Increase (decrease) in accrued interest payable                         267           (409)           520         (5,534)
        Increase (decrease) in accrued expenses and other liabilities         1,311          1,222          1,762           (189)
                                                                         ----------     ----------     ----------     ----------
            Net cash provided by operating activities                       135,637        157,060        474,120        414,932
                                                                         ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of mortgage loans: held-for-investment                            --             --       (384,328)            --
     Principal payments on mortgage loans: held-for-investment               56,827         84,487         92,703        191,849
     Purchases of mortgage securities: available-for-sale                   (22,475)          (934)       (31,626)          (934)
     Principal payments on mortgage securities: available-for-sale              343             62            649            154
     Net (increase) decrease in restricted cash                              (1,176)         2,944          1,763          4,310
     Investment in RWT Holdings, Inc., net of dividends received                 --         (9,900)            --         (9,900)
     (Loans) to RWT Holdings, Inc., net of repayments                         1,400         11,700          6,500          4,500
     (Increase) decrease in receivable from RWT Holdings, Inc.                  573            (67)           472            236
                                                                         ----------     ----------     ----------     ----------
            Net cash provided by (used in) investing activities              35,492         88,292       (313,867)       190,215
                                                                         ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments on short-term debt                                     (115,762)      (110,897)      (446,922)      (334,825)
     Proceeds (costs) from issuance of long-term debt                            --           (337)       375,844           (337)
     Repayments on long-term debt                                           (55,239)      (103,570)       (93,557)      (237,706)
     Net proceeds from issuance of common stock                                  --             --             45              1
     Repurchases of common stock                                                 --         (3,997)            --        (20,032)
     Dividends paid                                                          (3,757)          (687)        (6,634)        (1,373)
                                                                         ----------     ----------     ----------     ----------
            Net cash used in financing activities                          (174,758)      (219,488)      (171,224)      (594,272)
                                                                         ----------     ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents                         (3,629)        25,864        (10,971)        10,875

Cash and cash equivalents at beginning of period                             12,539         40,638         19,881         55,627
                                                                         ----------     ----------     ----------     ----------
Cash and cash equivalents at end of period                               $    8,910     $   66,502     $    8,910     $   66,502
                                                                         ==========     ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                              $   34,647     $   28,946     $   68,917     $   67,562
                                                                         ==========     ==========     ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)



NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia, and Redwood Trust's equity interest in Holdings. Redwood Trust, together with its affiliates, is a real estate finance company specializing in the mortgage portfolio spread lending business. The Company's primary activity is the acquisition, financing, structuring, and management of high-quality residential mortgage loans with funds raised through long-term debt issuance. The Company also acquires, finances, and manages residential mortgage securities and originates, sells, finances and manages commercial mortgage loans.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Mortgage Loans: Held-for-Investment

All of the assets of Sequoia that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Mortgage loans classified as held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts, and net of the related allowance for credit losses.

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

NET INCOME PER SHARE

Net income per share for the three and six months ended June 30, 2000 and 1999 is shown in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.



(IN THOUSANDS, EXCEPT SHARE DATA)                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                            2000            1999             2000               1999
                                                         ----------     ------------      ------------      ------------
NUMERATOR:
Numerator for basic and diluted earnings per share--
    Net income before preferred dividend                 $    3,768     $      3,196      $      7,732      $      9,737
    Cash dividends on Class B preferred stock                  (681)            (687)           (1,362)           (1,374)
                                                         ----------     ------------      ------------      ------------
    Basic and Diluted EPS - Net income
       available to common stockholders                  $    3,087     $      2,509      $      6,370      $      8,363
                                                         ==========     ============      ============      ============

DENOMINATOR:
Denominator for basic earnings per share--
    Weighted average number of common shares
       outstanding during the period                      8,789,376       10,051,565         8,787,197        10,412,855
    Net effect of dilutive stock options                     94,275          121,395            75,308           110,474
                                                         ----------     ------------      ------------      ------------
Denominator for diluted earnings per share--              8,883,651       10,172,960         8,862,505        10,523,329
                                                         ==========     ============      ============      ============

Net income per share - basic                             $     0.35     $       0.25      $       0.72      $       0.80
                                                         ==========     ============      ============      ============
                                                                                                            ============
Net income per share - diluted                           $     0.35     $       0.25      $       0.72      $       0.79
                                                         ==========     ============      ============      ============


COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At June 30, 2000 and December 31, 1999, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

RECENT ACCOUNTING PRONOUNCEMENT

During March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 by expanding upon a number of issues not specifically addressed in the Opinion such as the definition of an employee for purposes of applying APB Opinion No. 25 and the accounting for modifications to a previously fixed stock option award. FIN 44 is effective July 1, 2000. The impact on the Company of adopting FIN 44 is not expected to have a material effect on the operations of the Company.


NOTE 3. MORTGAGE ASSETS

At June 30, 2000 and December 31, 1999, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid, or fixed-rate mortgage loans on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency mortgage securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At June 30, 2000 and December 31, 1999, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 7.62% and 7.00%, respectively, based on the reported cost of the assets. At June 30, 2000, 81% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 16% were hybrid mortgages, and 3% were fixed-rate mortgages. At December 31, 1999, 81% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 2% were fixed-rate mortgages. At both June 30, 2000 and December 31, 1999, the coupons on 61% of the adjustable-rate Mortgage Assets were limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year). The majority of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At June 30, 2000 and December 31, 1999, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.74% and 11.64%, respectively.

At June 30, 2000 and December 31, 1999, Mortgage Assets consisted of the following:

MORTGAGE LOANS: RESIDENTIAL


                                                 JUNE 30,                                         DECEMBER 31,
                                                   2000                                              1999
                              HELD-FOR-          HELD-FOR-                        HELD-FOR-        HELD-FOR-
(IN THOUSANDS)                INVESTMENT           SALE            TOTAL          INVESTMENT          SALE            TOTAL
                              -----------     -------------     -----------      -----------      ------------     -----------
Current Face                  $ 1,249,123      $     7,985      $ 1,257,108      $   960,928      $   412,456      $ 1,373,384
Unamortized Discount                   --             (216)            (216)              --             (305)            (305)
Unamortized Premium                15,230               --           15,230           12,906            3,729           16,635
                              -----------      -----------      -----------      -----------      -----------      -----------
Amortized Cost                  1,264,353            7,769        1,272,122          973,834          415,880        1,389,714
Reserve for Credit Losses          (5,342)              --           (5,342)          (5,125)              --           (5,125)
                              -----------      -----------      -----------      -----------      -----------      -----------
Carrying Value                $ 1,259,011      $     7,769      $ 1,266,780      $   968,709      $   415,880      $ 1,384,589
                              ===========      ===========      ===========      ===========      ===========      ===========

The Company recognized gains of $0.1 million and losses of $0.1 million during the three and six months ended June 30, 2000, respectively, as a result of LOCOM adjustments on residential mortgage loans held-for-sale. During both the three and six months ended June 30, 1999, the Company recognized gains of $0.1 million as a result of LOCOM adjustments on residential mortgage loans held-for-sale. The LOCOM adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. During the six months ended June 30, 2000, the Company sold to Holdings a $380.5 million participation agreement on residential mortgage loans for proceeds of $380.5 million (see Note 12). Additionally, during the three and six months ended June 30, 2000, the Company sold residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings, for proceeds of $0.4 million and $17.1 million, respectively. Pursuant to the terms of the Master Forward Commitment Agreement, the mortgage loans were sold to RRF at the same price for which the Company acquired the mortgage loans (see Note 12). Accordingly, there were no LOCOM adjustments or gains on sales related to the RRF sales transactions. During the three and six months ended June 30, 1999, the Company sold residential mortgage loans held-for-sale for proceeds of $7.5 million and $50.1 million, respectively.

There were no sales of residential mortgage loans held-for-investment during the three and six months ended June 30, 2000 and 1999.

MORTGAGE LOANS: COMMERCIAL


                                          JUNE 30, 2000            DECEMBER 31, 1999
(IN THOUSANDS)                            HELD-FOR-SALE              HELD-FOR-SALE
                                          -------------            -----------------
Current Face                                 $ 9,800                    $ 8,450
Unamortized Discount                              --                        (13)
                                             -------                    -------
Carrying Value                               $ 9,800                    $ 8,437
                                             =======                    =======

During the three and six months ended June 30, 2000, the Company sold commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, for proceeds of $16.9 million and $25.3 million, respectively. To date, pursuant to the Master Forward Commitment Agreement, all commercial mortgage loans purchased or originated by the Company are sold to RCF at the same price for which the Company acquires or originates the commercial mortgage loans (see Note
12). Accordingly, there are no LOCOM adjustments or gains on sales related to commercial mortgage loans.

MORTGAGE SECURITIES: RESIDENTIAL

                                               MARCH 31,                                     DECEMBER 31,
                                                 2000                                            1999
                                              AVAILABLE-                                       AVAILABLE-
(IN THOUSANDS)                  TRADING        FOR-SALE          TOTAL           TRADING        FOR-SALE         TOTAL
                               ---------       ---------       ---------       ---------     -------------     ---------
Current Face                   $ 874,653       $  95,631       $ 970,284       $ 934,360       $  48,620       $ 982,980
Unamortized Discount              (1,750)        (31,428)        (33,178)         (3,548)        (16,444)        (19,992)
Unamortized Premium               10,149              --          10,149          10,969              --          10,969
                               ---------       ---------       ---------       ---------       ---------       ---------
Amortized Cost                   883,052          64,203         947,255         941,781          32,176         973,957
Reserve for Credit Losses             --            (589)           (589)             --            (829)           (829)
Gross Unrealized Gains                --             420             420              --             166             166
Gross Unrealized Losses               --          (5,141)         (5,141)             --          (3,514)         (3,514)
                               ---------       ---------       ---------       ---------       ---------       ---------
Carrying Value                 $ 883,052       $  58,893       $ 941,945       $ 941,781       $  27,999       $ 969,780
                               =========       =========       =========       =========       =========       =========


Agency                         $ 618,964              --       $ 618,964       $ 576,480              --       $ 576,480
Non-Agency                       264,088       $  58,893         322,981         365,301       $  27,999         393,300
                               ---------       ---------       ---------       ---------       ---------       ---------
Carrying Value                 $ 883,052       $  58,893       $ 941,945       $ 941,781       $  27,999       $ 969,780
                               =========       =========       =========       =========       =========       =========

For the three and six months ended June 30, 2000, the Company recognized market value losses of $0.9 million and $1.8 million on mortgage securities classified as trading, respectively. During the three and six months ended June 30, 1999, the Company recognized market value gains of $0.3 million and $5.1 million on mortgage securities classified as trading, respectively. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. The Company sold mortgage securities classified as trading for proceeds of $27.9 million and $77.3 million during the three and six months ended June 30, 2000, respectively. During both the three and six months ended June 30, 1999, the Company sold mortgage securities classified as trading for proceeds of $7.7 million.


NOTE 4. RESERVE FOR CREDIT LOSSES

The Reserve for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses activity:


                                          THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)                              2000                1999               2000                1999
                                          -------             -------             -------             -------
Balance at beginning of period            $ 5,930             $ 5,197             $ 5,954             $ 4,973
Provision for credit losses                   128                 371                 247                 716
Charge-offs                                  (127)                (74)               (270)               (195)
                                          -------             -------             -------             -------
Balance at end of period                  $ 5,931             $ 5,494             $ 5,931             $ 5,494
                                          =======             =======             =======             =======

NOTE 5. U.S. TREASURY SECURITIES

The Company did not hold any U.S. Treasury securities at June 30, 2000 or December 31, 1999. During the three and six months ended June 30, 1999, the Company recognized market value losses of $1.4 million and $3.3 million on U.S. Treasury securities and sold U.S. Treasury securities for proceeds of $32.1 million and $90.5 million, respectively. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.


NOTE 6. COLLATERAL FOR LONG-TERM DEBT

The Company has pledged collateral ("Bond Collateral") in order to secure the Long-Term Debt issued in the form of collateralized mortgage bonds. This Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The Company's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company.

The components of the Bond Collateral are summarized as follows:


(IN THOUSANDS)                                    JUNE 30, 2000         DECEMBER 31, 1999
                                                  -------------         -----------------
Mortgage loans
   Residential: held-for-investment, net            $1,259,011            $  968,709
Restricted cash                                          3,154                 4,791
Accrued interest receivable                              7,740                 5,633
                                                    ----------            ----------
                                                    $1,269,905            $  979,133
                                                    ==========            ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 7. INTEREST RATE AGREEMENTS

At June 30, 2000 and December 31, 1999, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

For the three and six months ended June 30, 2000, the Company recognized market value losses of $0.5 million and $0.7 million on Interest Rate Agreements classified as trading, respectively. During the three and six months ended June 30, 1999, the Company recognized market value gains of $2.4 million and $1.6 million on Interest Rate Agreements classified as trading, respectively. The market value gains and losses are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.


                                                     NOTIONAL AMOUNTS                          CREDIT EXPOSURE (a)
(IN THOUSANDS)                               JUNE 30, 2000      DECEMBER 31, 1999       JUNE 30, 2000        DECEMBER 31, 1999
                                             -------------      -----------------       -------------        -----------------
Interest Rate Options
     Purchased                                $1,995,300            $2,960,900                    --                    --
     Sold                                         25,000                    --                    --                    --
Interest Rate Swaps                               15,000               250,000            $    2,213            $    2,632
Interest Rate Futures and Forwards
     Sold                                        685,000               630,000                   467                   593
                                              ----------            ----------            ----------            ----------
Total                                         $2,720,300            $3,840,900            $    2,680            $    3,225
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

At June 30, 2000, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.49% and a weighted-average remaining maturity of 102 days. This debt was collateralized with $0.8 billion of Mortgage Assets. At December 31, 1999, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.22% and a weighted-average remaining maturity of 96 days. This debt was collateralized with $1.3 billion of Mortgage Assets.

At June 30, 2000 and December 31, 1999, the Short-Term Debt had the following remaining maturities:


(IN THOUSANDS)                             JUNE 30, 2000           DECEMBER 31, 1999
                                           -------------           -----------------
Within 30 days                               $  373,280               $  163,394
30 to 90 days                                   243,870                  385,729
Over 90 days                                    189,493                  704,442
                                             ----------               ----------
Total Short-Term Debt                        $  806,643               $1,253,565
                                             ==========               ==========

For the three and six months ended June 30, 2000, the average balance of Short-Term Debt was $0.9 billion and $1.0 billion with a weighted-average interest cost of 6.47% and 6.34%, respectively. For the three and six months ended June 30, 1999, the average balance of Short-Term Debt was $0.9 billion and $1.0 billion with a weighted-average interest cost of 5.07% and 5.10%, respectively. The maximum balance outstanding during both the six months ended June 30, 2000 and 1999 was $1.3 billion.

NOTE 9. LONG-TERM DEBT

Long-Term Debt in the form of collateralized mortgage bonds is secured primarily by a pledge of residential mortgage loans (see Note 6). As required by the indentures relating to the Long-Term Debt, the mortgage loans are held in the custody of trustees. The trustees collect principal and interest payments on the mortgage loans and make corresponding principal and interest payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the mortgage loans and are otherwise non-recourse to the Company.

Each series of Long-Term Debt consists of various classes of bonds at variable rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage loans. Each series is also subject to redemption according to the specific terms of the respective indentures. As a result, the actual maturity of any class of a Long-Term Debt series is likely to occur earlier than its stated maturity.

The components of the Long-Term Debt at June 30, 2000 and December 31, 1999 along with selected other information are summarized below:



(IN THOUSANDS)                                                 JUNE 30, 2000            DECEMBER 31, 1999
                                                               -------------            -----------------
Long-Term Debt                                                  $ 1,227,787                $   944,225
Unamortized premium on Long-Term Debt                                 3,448                      3,881
Deferred bond issuance costs                                         (3,689)                    (2,836)
                                                                -----------                -----------
     Total Long-Term Debt                                       $ 1,227,546                $   945,270
                                                                ===========                ===========

Range of weighted-average coupon rates, by series             6.40% to 7.06%             6.21% to 6.88%
Stated maturities                                               2017 - 2029                2017 - 2029
Number of series                                                          4                          3

For the three and six months ended June 30, 2000, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.65% and 6.51%, respectively. The average effective interest cost for the three and six months ended June 30, 1999 was 5.96% and 6.00%, respectively. At June 30, 2000 and December 31, 1999, accrued interest payable on Long-Term Debt was $3.4 million and $3.0 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.


NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments.


(IN THOUSANDS)                                                JUNE 30, 2000                         DECEMBER 31, 1999
                                                   --------------------------------        --------------------------------
                                                   CARRYING VALUE        FAIR VALUE        CARRYING VALUE        FAIR VALUE
                                                   --------------        ----------        --------------        ----------
Assets
   Mortgage Loans
      Residential: held-for-investment, net          $1,259,011          $1,241,469          $  968,709          $  955,653
      Residential: held-for-sale                     $    7,769          $    7,769          $  415,880          $  415,880
      Commercial: held-for-sale                      $    9,800          $    9,800          $    8,437          $    8,437
   Mortgage Securities
      Residential: trading                           $  883,052          $  883,052          $  941,781          $  941,781
      Residential: available-for-sale, net           $   58,893          $   58,893          $   27,999          $   27,999
   Interest Rate Agreements                          $    1,287          $    1,287          $    2,037          $    2,037
   Investment in RWT Holdings, Inc.                  $    2,291          $    2,841          $    3,391          $    3,675

Liabilities
   Long-Term Debt                                    $1,227,546          $1,211,447          $  945,270          $  928,449

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.


NOTE 11. STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. In the event of a liquidation or dissolution of the Company, the liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. As of June 30, 2000 and December 31, 1999, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.

In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. There were no preferred stock repurchases during the three and six months ended June 30, 2000 and 1999. At June 30, 2000 and December 31, 1999, there were 142,550 shares available for repurchase. At June 30, 2000 and December 31, 1999 there were 902,068 preferred shares outstanding.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At June 30, 2000 and December 31, 1999, 506,203 and 283,975 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At June 30, 2000 and December 31, 1999, 353,110 and 389,942 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date. For both the three and six months ended June 30, 2000, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of approximately $0.1 million. For both the three and six months ended June 30, 1999, the stock DERs accrued on NQSOs resulted in a credit to operating expenses of $0.1 million.

A summary of the status of the Company's Plan as of June 30, 2000 and changes during the periods ending on that date is presented below.


                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                     --------------------------------         ------------------------------
                                                                           WEIGHTED                               WEIGHTED
                                                                           AVERAGE                                 AVERAGE
                                                                           EXERCISE                                EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)                     SHARES                PRICE               SHARES              PRICE
                                                     ---------         --------------         ---------           ----------
Outstanding options at beginning of period           1,578,132           $    22.66           1,713,836           $    21.97
   Options granted                                      17,000           $    14.19              28,000           $    13.55
   Options exercised                                        --                   --              (6,035)          $     3.02
   Options canceled                                   (113,936)          $    21.94            (258,161)          $    17.22
   Stock dividend equivalent rights earned               4,377                   --               7,933                   --
                                                    ----------                               ----------
Outstanding options at end of period                 1,485,573           $    22.60           1,485,573           $    22.60
                                                    ==========                               ==========


COMMON STOCK REPURCHASES

Since September 1997, the Company's Board of Directors has approved the repurchase of 7,455,000 shares of the Company's Common Stock. At June 30, 2000 and December 31, 1999, there were 1,000,000 shares authorized and remaining for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.


NOTE 12. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS

During the three and six months ended June 30, 2000, the Company sold $16.9 million and $25.3 million of commercial mortgage loans to RCF, respectively. For the three and six months ended June 30, 1999, the Company sold $0 million and $8 million of commercial mortgage loans to RCF, respectively. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RCF at the same price for which the Company acquired the mortgage loans. At June 30, 2000, under the terms of the Master Forward Commitment Agreement, the Company had committed to sell $9.8 million of commercial mortgage loans to RCF for settlement during the third quarter of 2000.

During the three and six months ended June 30, 2000, the Company sold $0.4 million and $17.1 million of residential mortgage loans, respectively, to Redwood Residential Funding ("RRF"), a subsidiary of Holdings. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RRF at the same price for which the Company acquired the mortgage loans. There were no such sales during the three and six months ended June 30, 1999. As RRF ceased operations in 1999, there were no remaining outstanding commitments at June 30, 2000.

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

OTHER

Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance Holdings' operations. These loans are unsecured, subordinated, and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR interest rate. There were no outstanding loans to Holdings at June 30, 2000. At December 31, 1999, the Company had loaned $6.5 million to Holdings in accordance with the provisions of this arrangement. During both the three and six months ended June 30, 2000, the Company earned $0.1 million in interest on loans to Holdings. The Company earned $0.2 million and $0.4 million in interest on loans to Holdings during the three and six months ended June 30, 1999, respectively.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During both the three and six months ended June 30, 2000, $0.1 million of Holdings' operating expenses were paid by the Company, and were subject to reimbursement by Holdings. During the three and six months ended June 30, 1999, the Company paid $0.8 million and $1.5 million of Holdings' operating expenses, respectively.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At June 30, 2000 and December 31, 1999, the Company was providing credit support on $41.6 million and $22.4 million of Holdings' Short-Term Debt. During both the three and six months ended June 30, 2000 and 1999, the Company recognized approximately $0.1 million in credit support fee income. Credit support fees are reflected as a component of "Other Income" on the Consolidated Statements of Operations.


NOTE 13. COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Company had entered into commitments to sell $9.8 million of commercial mortgage loans to RCF for settlement during the third quarter of 2000.

At June 30, 2000, the Company is obligated under non-cancelable operating leases with expiration dates through 2003. The total future minimum lease payments under these non-cancelable leases is $439,405 and is expected to be recognized as follows: 2000 - $170,402; 2001 - $171,856; 2002 - $53,546; 2003 - $43,601.


NOTE 14. SUBSEQUENT EVENT

On August 10, 2000, the Company declared a $0.755 per share preferred stock dividend and a $0.42 per share common stock dividend for the third quarter ended September 30, 2000. The dividends are payable on October 23, 2000 to shareholders of record on September 29, 2000.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                             June 30, 2000  December 31, 1999
                                                                             -------------  -----------------
                                                                              (Unaudited)
ASSETS

      Mortgage loans: held-for sale
          Commercial                                                            $ 42,482         $ 29,605
          Residential                                                                 --            4,399
                                                                                --------         --------
                                                                                  42,482           34,004

      Cash and cash equivalents                                                    2,655            1,999
      Restricted cash                                                              1,813               50
      Accrued interest receivable                                                    273            1,520
      Property, equipment and leasehold improvements, net                             93              299
      Other assets                                                                   112            1,081
                                                                                --------         --------
      Total Assets                                                              $ 47,428         $ 38,953
                                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                                           $ 41,634         $ 22,427
      Loans from Redwood Trust, Inc.                                                  --            6,500
      Payable to Redwood Trust, Inc.                                                  --              472
      Accrued interest payable                                                       286              831
      Accrued restructuring charges                                                1,126            4,039
      Accrued expenses and other liabilities                                       2,067            1,259
                                                                                --------         --------
          Total Liabilities                                                       45,113           35,528
                                                                                --------         --------
      Commitments and contingencies (See Note 10)

      STOCKHOLDERS' EQUITY

      Series A preferred stock, par value $0.01 per share; 10,000 shares authorized; 5,940 issued and outstanding
          ($5,940 aggregate liquidation preference)                               29,700           29,700
      Common stock, par value $0.01 per share;
          10,000 shares authorized; 3,000 issued and outstanding                      --               --
      Additional paid-in capital                                                     300              300
      Accumulated deficit                                                        (27,685)         (26,575)
                                                                                --------         --------
          Total Stockholders' Equity                                               2,315            3,425
                                                                                --------         --------
      Total Liabilities and Stockholders' Equity                                $ 47,428         $ 38,953
                                                                                ========         ========

                 The accompanying notes are an integral part of
                    these consolidated finanical statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                    June 30,
                                                 ---------------------       -----------------------
                                                  2000          1999           2000           1999
                                                 ------       --------       --------       --------
REVENUES
     Interest income
         Mortgage loans: held-for-sale
         Commercial                              $  637       $    197       $  1,137       $    323
         Residential                                 --            253             67            307
                                                 ------       --------       --------       --------
                                                    637            450          1,204            630
         Mortgage securities: trading                --            447             --            654
         Cash and cash equivalents                   49            107             81            216
                                                 ------       --------       --------       --------
         Total interest income                      686          1,004          1,285          1,500

     Interest expense
         Short-term debt                           (496)          (497)          (796)          (604)
         Credit support fees                        (21)           (33)           (36)           (41)
         Loans from Redwood Trust, Inc.             (16)          (196)          (105)          (355)
                                                 ------       --------       --------       --------
         Total interest expense                    (533)          (726)          (937)        (1,000)

         Net interest income                        153            278            348            500

         Net unrealized and realized market
           value gains (losses)                     (99)           137             (7)           614
         Other income (expense)                      --             (8)            --             48
                                                 ------       --------       --------       --------
         Net revenues                                54            407            341          1,162

EXPENSES
         Compensation and benefits                 (395)        (2,553)          (980)        (4,812)
         General and administrative                (195)        (1,649)          (471)        (2,655)
                                                 ------       --------       --------       --------
         Total expenses                            (590)        (4,202)        (1,451)        (7,467)
                                                 ------       --------       --------       --------
NET LOSS                                         $ (536)      $ (3,795)      $ (1,110)      $ (6,305)
                                                 ======       ========       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated finanical statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                       Series A
                                    Preferred stock          Common stock      Additional
                                 ---------------------   -------------------     paid-in     Accumulated
                                 Shares        Amount    Shares       Amount     capital       deficit      Total
                                 ------        -------   ------       ------   ----------    -----------   -------
Balance, December 31, 1999        5,940        $29,700    3,000        $ --        $300        $(26,575)   $ 3,425
                                  -----        -------    -----        ----        ----        --------    -------
Comprehensive income:
     Net loss                        --             --       --          --          --            (574)      (574)
                                  -----        -------    -----        ----        ----        --------    -------
Balance, March 31, 2000           5,940        $29,700    3,000        $ --        $300        $(27,149)   $ 2,851
                                  -----        -------    -----        ----        ----        --------    -------
Comprehensive income:
     Net loss                        --             --       --          --          --            (536)      (536)
                                  -----        -------    -----        ----        ----        --------    -------
Balance, June 30, 2000            5,940        $29,700    3,000        $ --        $300        $(27,685)   $ 2,315
                                  =====        =======    =====        ====        ====        ========    =======

                 The accompanying notes are an integral part of
                    these consolidated finanical statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                              June 30,                      June 30,
                                                                      -----------------------       -------------------------
                                                                        2000           1999            2000            1999
                                                                      --------       --------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $   (536)      $ (3,795)      $  (1,110)      $  (6,305)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
         Depreciation and amortization                                       9             93              17             196
         Net unrealized and realized market value (gains) losses            99           (137)              7            (615)
         Purchases of mortgage loans: held for sale                    (31,255)       (49,839)       (437,838)       (152,181)
         Proceeds from sales of mortgage loans: held for sale            6,276         26,176         429,145          44,017
         Principal payments on mortgage loans: held for sale                34            778             213             808
         Proceeds from sales of mortgage securities: trading                --         44,018              --          54,520
         Principal payments on mortgage securities: trading                 --          1,825              --           2,343
         (Increase) decrease in accrued interest receivable               (118)            50           1,247             (65)
         (Increase) decrease in other assets                               (94)           817             964            (418)
         Increase (decrease) in amounts due to Redwood Trust              (573)            67            (472)           (236)
         Increase (decrease) in accrued interest payable                   276           (100)           (545)             12
         Decrease in accrued restructuring charges                      (1,159)            --          (2,913)             --
         Increase in accrued expenses and other liabilities              1,495            615             808             718
                                                                      --------       --------       ---------       ---------
             Net cash provided by (used in) operating activities       (25,546)        20,568         (10,477)        (57,206)
                                                                      --------       --------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchases) sales of property and equipment, net                       --         (1,452)            189          (2,282)
     Net increase in restricted cash                                    (1,721)            --          (1,763)             --
                                                                      --------       --------       ---------       ---------
             Net cash used in investing activities                      (1,721)        (1,452)         (1,574)         (2,282)
                                                                      --------       --------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of short-term debt
       (net of repayments)                                              27,698        (19,210)         19,207          53,103
     Loans from Redwood Trust, Inc. (net of repayments)                 (1,400)       (11,700)         (6,500)         (4,500)
     Net proceeds from issuance of preferred stock                          --          9,900              --           9,900
     Net proceeds from issuance of common stock                             --            100              --             100
                                                                      --------       --------       ---------       ---------
             Net cash provided by (used in) financing activities        26,298        (20,910)         12,707          58,603
                                                                      --------       --------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                      (969)        (1,794)            656            (885)

Cash and cash equivalents at beginning of period                         3,624         10,620           1,999           9,711
                                                                      --------       --------       ---------       ---------
Cash and cash equivalents at end of period                            $  2,655       $  8,826       $   2,655       $   8,826
                                                                      ========       ========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                               $    257       $    794       $   1,482       $     947
                                                                      ========       ========       =========       =========

                 The accompanying notes are an integral part of
                    these consolidated finanical statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K filed by Redwood Trust for the year ended December 31, 1999.

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

Fair Value. Management estimates the fair value of its financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Management's estimates are inherently subjective in nature and involve matters of uncertainty and judgement to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Note 7.

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

Mortgage Securities: Trading

Prior to 2000, Holdings invested in residential mortgage securities. These mortgage securities were classified as trading and were accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities were recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities were recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Holdings did not own any mortgage securities at June 30, 2000 or December 31, 1999.

LOAN ORIGINATION FEES

Loan fees, discount points, and certain direct origination costs are recorded as an adjustment to the cost of the loan and are recorded in earnings when the loan is sold.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

RESTRICTED CASH

Restricted cash includes cash held back from borrowers until certain loan agreement requirements have been met. The corresponding liability for this cash is reflected as a component of "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of June 30, 2000, there was no other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENT

During March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 by expanding upon a number of issues not specifically addressed in the Opinion such as the definition of an employee for purposes of applying APB Opinion No. 25 and the accounting for modifications to a previously fixed stock option award. FIN 44 is effective July 1, 2000. The impact on Holdings of adopting FIN 44 is not expected to have a material impact on the operating results of Holdings.

NOTE 3. MORTGAGE ASSETS

At June 30, 2000 and December 31, 1999 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE


(IN THOUSANDS)                   JUNE 30, 2000                               DECEMBER 31, 1999
                                 -------------           ----------------------------------------------------------
                                  COMMERCIAL             RESIDENTIAL              COMMERCIAL                 TOTAL
                                 -------------           -----------              ----------               --------
Current Face                       $ 43,794                $  4,995                $ 30,324                $ 35,319
Unamortized Discount                 (1,312)                   (596)                   (719)                 (1,315)
                                   --------                --------                --------                --------
Carrying Value                     $ 42,482                $  4,399                $ 29,605                $ 34,004
                                   ========                ========                ========                ========

Holdings recognized losses of $0.2 million for both the three and six months ended June 30, 2000, as a result of LOCOM adjustments on mortgage loans held-for-sale. Additionally, during the three and six months ended June 30, 2000, Holdings sold residential and commercial mortgage loans for proceeds of $6.3 million and $429.1 million, resulting in net gains of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 1999, Holdings recognized $0.1 million and $0.2 million in LOCOM loss adjustments on mortgage loans held-for-sale and sold mortgage loans held-for-sale for proceeds of $26.2 million and $44.0 million, respectively. The LOCOM adjustments and gains on sale are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

MORTGAGE SECURITIES: TRADING

Holdings did not own any mortgage securities at June 30, 2000 or December 31, 1999. For the three and six months ended June 30, 1999, Holdings recognized market value gains of $0.2 million and $0.8 million on mortgage securities classified as trading. These gains are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Also during the three and six months ended June 30, 1999, Holdings sold mortgage securities classified as trading for proceeds of $44.0 million and $54.5 million, respectively.


NOTE 4. SHORT-TERM DEBT

Holdings has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of Holdings' mortgage loans.

At June 30, 2000, and December 31, 1999, Holdings had $41.6 million and $22.4 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 8.54% and 7.02%, respectively. The average balance of Short-Term Debt outstanding during the three and six months ended June 30, 2000 was $23 million and $20 million with a weighted-average interest cost of 8.49% and 7.97%, respectively. The maximum balance outstanding during both the three and six months ended June 30, 2000 was $41.6 million. During the three and six months ended June 30, 1999, the average balance of Short-Term Debt outstanding was $38 million and $23 million with a weighted-average interest cost of 5.29% and 5.17%, respectively. The maximum balance outstanding during both the three and six months ended June 30, 1999 was $88 million.


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


                                                             TOTAL REMAINING LIABILITY
                                                       -------------------------------------
(IN THOUSANDS)                                         JUNE 30, 2000       DECEMBER 31, 1999
                                                       -------------       -----------------
Payroll, severance, and termination benefits               $  488               $2,431
Lease and other commitments                                   593                1,068
Other                                                          45                  540
                                                           ------               ------
Total                                                      $1,126               $4,039

Holdings expects to pay the majority of the remaining restructuring costs during the year 2000. The liability for restructuring costs is reflected as "Accrued restructuring charges" on the Consolidated Balance Sheets.


NOTE 6. INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2000 and 1999 is $3,200 and represents minimum California franchise taxes. No additional tax provision has been recorded for these periods, as Holdings reported a loss in each of the periods. Due to the uncertainty of realization of net operating losses, a valuation allowance has been provided to eliminate the deferred tax assets related to net operating loss carryforwards at June 30, 2000 and December 31, 1999. At June 30, 2000 and December 31, 1999, the deferred tax assets and associated valuation allowances were approximately $9.2 million and $8.0 million, respectively. At December 31, 1999 Holdings had net operating loss carryforwards of approximately $19.5 million for federal tax purposes, and $9 million for state tax purposes. The federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2019, while the largest portion of the state loss carryforwards expire between 2003 and 2004.


NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at June 30, 2000 and December 31, 1999.


(IN THOUSANDS)                                        JUNE 30, 2000                             DECEMBER 31, 1999
                                          ----------------------------------          -----------------------------------
                                          CARRYING VALUE          FAIR VALUE          CARRYING VALUE           FAIR VALUE
                                          --------------          ----------          --------------           ----------
Assets
  Mortgage loans: held-for-sale
     Commercial                               $42,482               $43,038               $29,605               $29,876
     Residential                                   --                    --               $ 4,399               $ 4,415

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


NOTE 9. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS

During the three and six months ended June 30, 2000, RCF purchased $16.9 million and $25.3 million of commercial mortgage loans from Redwood Trust, respectively. For the three and six months ended June 30, 1999, RCF purchased $0 million and $8 million of commercial mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RCF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. At June 30, 2000, under the terms of the Master Forward Commitment Agreement, Redwood Trust had committed to sell $9.8 million of commercial mortgage loans to RCF for settlement during the third quarter of 2000.

During the three and six months ended June 30, 2000, RRF purchased $0.4 million and $17.1 million of residential mortgage loans from Redwood Trust, respectively. Pursuant to the Master Forward Commitment Agreement, RRF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. There were no such purchases during the three and six months ended June 30, 1999. As RRF ceased operations in 1999, there were no remaining outstanding commitments at June 30, 2000.

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

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance Holdings' operations. These loans are unsecured, subordinated, and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR interest rate. Holdings had no outstanding loans from Redwood Trust at June 30, 2000. At December 31, 1999, Holdings had borrowed $6.5 million from Redwood Trust in accordance with the provisions of this arrangement. During both the three and six months ended June 30, 2000, Holdings incurred $0.1 million in interest expense on loans from Redwood Trust. Holdings incurred $0.2 million and $0.4 million in interest expense on loans from Redwood Trust during the three and six months ended June 30, 1999, respectively.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During both the three and six months ended June 30, 2000, $0.1 million of Holdings' operating expenses were paid by Redwood Trust, and were subject to reimbursement by Holdings. During the three and six months ended June 30, 1999, $0.8 million and $1.5 million, respectively of Holdings' operating expenses were paid by Redwood Trust.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term

Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. At June 30, 2000 and December 31, 1999, Redwood Trust was providing credit support on $41.6 million and $22.4 million of Holdings' Short-Term Debt. During both the three and six months ended June 30, 2000 and 1999, Holdings recognized approximately $0.1 million in credit support fee expense.


NOTE 10. COMMITMENTS AND CONTINGENCIES

At June 30, 2000, RCF is obligated under non-cancelable operating leases with expiration dates through 2004. The total future minimum lease payments under these non-cancelable leases is $339,116 and is expected to be recognized as follows: 2000- $48,844; 2001 - $80,940; 2002 - $76,672; 2003 - $78,972; 2004 -
$53,688.

At June 30, 2000, RCF had entered into commitments to purchase $9.8 million of commercial mortgage loans from Redwood Trust for settlement during the third quarter of 2000.

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


       OVERVIEW

       Redwood Trust is a real estate finance company. We acquire, originate, finance, structure, and manage residential and commercial mortgage loans and mortgage securities representing interests in real estate property nationwide.

       Our core business of real estate finance is conducted through Redwood Trust, Inc. ("Redwood"), which is a qualified real estate investment trust ("REIT"). In general, our REIT status allows us to avoid corporate income taxes by distributing to our shareholders an amount equal to at least 95% of taxable income.

       We conduct a portion of our financing transactions through our special-purpose finance subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). We utilize Sequoia to finance our residential mortgage loans through the issuance of long-term debt.

       We also own a 99% economic interest in a taxable affiliate company, RWT Holdings, Inc. ("Holdings"). Our investment in Holdings is accounted for under the equity method. Holdings originates commercial mortgage loans for sale to institutional investors through its subsidiary, Redwood Commercial Funding, Inc. ("RCF"). RCF originates shorter-term floating-rate commercial mortgage loans to borrowers who require more flexible borrowing arrangements than are usually offered by life insurance companies or commercial mortgage conduit lending programs.

       For more information, please visit Redwood's Web site at:
       www.redwoodtrust.com and RCF's Web site at www.rcfloans.com.


       SIGNIFICANT ASPECTS OF THE QUARTER

       In accordance with the acquisition strategy discussed in previous reports, we continued to acquire, and increase our equity capital allocation to, subordinated residential mortgage securities that bear some credit risk of the underlying mortgage pool. This acquisition program has increased our overall credit risk profile somewhat. The loans in the pools underlying these securities are prime quality residential loans. We use our capital to provide credit-enhancement to the issuer of these securities, allowing them to sell the more senior securities in the transaction structure with investment grade ratings.

       The purchase of a subordinated residential mortgage security is similar economically to our Sequoia mortgage finance program. In the first instance, a third party securitizes the mortgages and we acquire the credit enhancement interests. In the case of Sequoia, we acquire residential whole loans, issue high-grade debt securities, and retain the credit enhancement interest. There are advantages and disadvantages to Redwood to both methods of asset acquisition.

       On our reported balance sheet, there is differing treatment of these similar assets. Loans in the mortgage pool in which we acquire a subordinated interest do not appear on our reported balance sheet, only the value of our subordinated interest does. Each loan acquired and owned by Sequoia appears on our balance sheet, however, even though we have reduced our credit exposure to a fraction of that amount through issuing non-recourse Sequoia debt. Thus, to the extent we acquire subordinated mortgage securities, our balance sheet asset size will appear significantly smaller than if we employed the same amount of equity capital in our Sequoia program. Economically, however, the two strategies are similar.

       Although the amount of assets shown on our reported balance sheet fell during the quarter, we actually increased our net equity investment in mortgage assets during the quarter by 2%, according to our internal risk-adjusted capital allocation system. Assets which were substantially leveraged and required little equity (such as AAA-rated mortgage securities) paid down during the quarter. In general, we re-deployed that equity capital into purchases of subordinated mortgage securities, which require a higher equity capital commitment. As a result, our reported asset balances went down, but the measure that we believe best determines our profitability - the amount of equity committed to the real estate finance business - went up.

       For the first time since early 1996, as of June 30, 2000, we have a net discount position in our mortgage assets. In addition, in the second quarter of 2000, our discount amortization income exceeded our premium amortization expense. Our increased acquisitions of subordinated residential mortgage securities at a discount have brought our net discount or premium near zero. In general, we are well balanced with respect to potential income variations caused by increases or decreases in mortgage principal prepayment rates. Income variations can still occur as prepayment rates change, however, because different assets in our portfolio can respond to general changes in prepayment rates in different ways, both in terms of premium and discount amortization rates and mark-to-market effects.

       Short-term interest rates rose by .50% during the quarter. Rapid increases in short-term interest rates can reduce our profits in the short-term, but this did not happen in the second quarter of 2000. Instead, we were able to increase our interest rate spreads and margins, as described below.

       Management believes that perhaps the most important measure of our income is earnings from on-going operations before mark-to-market adjustments. This is also the measure of our income that is most comparable to the earnings reported by most other financial institutions. By this measure, we earned $0.51 in the second quarter of 2000 and $1.02 in the first half of 2000. Our earnings per share increased by 42% over the second quarter of 1999 and by 17% over the first half of 1999 on this basis.


       FINANCIAL CONDITION

       Redwood's balance sheet presents our real estate finance assets and liabilities. It also includes, as one line item, our net investment in Holdings. Holdings' balance sheet and financial condition are presented separately with discussion and analysis beginning on Page 46.

       At June 30, 2000, we owned $1.3 billion mortgage loans and $0.9 billion mortgage securities. At December 31, 1999, we owned $1.4 billion mortgage loans and $1.0 billion mortgage loans.

       Our mix of debt changed over this period. At June 30, 2000, we financed these mortgage assets with $0.8 billion of short-term debt, $1.2 billion of long-term debt, and $208 million of equity. At December 31, 1999, we financed our mortgage assets with $1.3 billion of short-term debt, $0.9 billion of long-term debt, and $210 million of equity. This increase in long-term debt and reduction in short-term debt was the result of our issuance of long-term debt in the first quarter of 2000.

       Our exposure to credit loss from the bulk of our residential mortgage loans is limited, to some degree, by the methods we use to finance these loans. The long-term debt we issue is non-recourse to us; as a result, our credit exposure to our long-term debt financed loans is limited to our net investment remaining after the issuance of such debt. A total of $1.2 billion of non-recourse assets and liabilities are owned by trusts created by Sequoia. The trusts are "bankruptcy-remote" with respect to Redwood. Although the net earnings of the trusts accrue to Redwood, Redwood is not responsible for the repayment of Sequoia debt and Sequoia has no call on the liquidity of Redwood. Likewise, the assets of these trusts are pledged to secure the related debt of each trust and accordingly, are not available for general creditors of Redwood. Our recourse exposure to Sequoia's mortgage assets is limited to our equity investments in these trusts. At June 30, 2000, these equity investments had a reported net value of $40 million.

       At June 30, 2000, the portion of our balance sheet that was subject to recourse was $1.0 billion of assets, $0.8 billion of borrowings, and $0.2 billion of equity. The ratio of equity-to-recourse-assets was 20.3%. The ratio of recourse-debt-to-equity was 3.9 to 1.0.

       At December 31, 1999, we reported $2.4 billion in assets, of which $1.5 billion were recourse, and $2.6 billion of liabilities, of which $1.3 billion were recourse. Equity capital was $0.2 billion. The ratio of equity-to-recourse-assets was 14.3% and the ratio of recourse-debt-to-equity was 6.0 to 1.0. The improvement in our debt-based ratios during the first quarter of 2000 was due to our issuance of additional long-term debt.

       EARNING ASSETS
       At June 30, 2000, according to our internal risk-adjusted capital allocation process we employed $181 million of equity capital in our core real estate finance business (excluding capital allocated to our commercial mortgage origination business, of which RCF is a part). This was a slight increase over the capital employed at March 31, 2000 and a slight decrease from equity capital employed at December 31, 1999.

       At June 30, 2000, we owned $2.2 billion of earning assets, a decrease from the December 31, 1999 level of $2.4 billion of earning assets. During the first six months of 2000, we acquired $251 million in assets and sold $110 million in assets. We received $271 million in mortgage principal paydowns during the first half of 2000.

       MORTGAGE LOANS
       At June 30, 2000, $910 million carrying value, or 41% of our total mortgage asset portfolio, were high-quality residential mortgage loans with adjustable-rate coupons with a principal value of $899 million. Our carrying value of these loans, after $3.0 million of credit reserves, was 101.18% of the face or principal value of the loans. At December 31, 1999, we owned $993 million carrying value of these loans, or 42% of our portfolio, at a carrying value of 101.21% of the $981 million principal value (net of a $2.8 million credit reserve). Seriously delinquent loans (over 90 days delinquent, in foreclosure, or REO) in this portion of our portfolio were $4.0 million at June 30, 2000 and $3.4 million at December 31, 1999.

       At June 30, 2000, $357 million carrying value and principal value, or 16% of our total mortgage asset portfolio, were high-quality residential mortgage loans with hybrid coupons. Our hybrid mortgage loans have an initial fixed coupon rate for three to ten years followed by annual coupon adjustments. On average, these loans become floating-rate in December 2002. This portion of our portfolio is matched to the $349 million of long-term debt we have issued that is fixed-rate debt until December 2002. Our carrying value of these loans, after $2.3 million of credit reserves, was 99.74% of the $358 million face value. At December 31, 1999 we owned $391 million carrying value of these loans, or 17% of our portfolio, at a carrying value of 99.84% of the $392 million principal value (net of a $2.3 million credit reserve). Seriously delinquent loans in this portion of our portfolio were $0.7 million at June 30, 2000 and $1.3 million at December 31, 1999.

       At June 30, 2000, $9.8 million carrying value, or 0.4% of our total mortgage asset portfolio, were commercial mortgage loans originated by our affiliate, RCF. Our carrying value of these loans was 100.00% of principal value. At December 31, 1999, we owned $8.4 million carrying value of these loans, or 0.4% of our portfolio, at a carrying value of 99.85% of principal value. All of these loans were current at June 30, 2000 and December 31, 1999. The amount of commercial loans on our balance sheet varies over time as RCF originates and sells commercial mortgage loans, and depends on the amount of RCF's warehouse that we finance at Redwood as opposed to at Holdings. Furthermore, we may acquire commercial mortgage loans with the intention of retaining such loans until maturity.

       We own residential mortgage loans on real estate properties located throughout the United States. At June 30, 2000, the geographic distribution of our residential loan portfolio was as follows: California 25%; Florida 9%; New York 8%; New Jersey 5%; Texas 5%; Georgia 5%. The remaining 43% of our investments were in states located throughout the country, with no one state greater than 5%. At June 30, 2000, our residential loan portfolio consisted of 4,021 loans, with an average loan size of $312,600. The geographic distribution of our residential loan portfolio at December 31, 1999 was as follows: California 26%; Florida 9%; New York 8%; New Jersey 5%; Texas 5%; Georgia 5%. The remaining 42% of our investments were in states located throughout the country, with no one state greater than 5%. At December 31, 1999, we owned 4,366 loans with an average loan size of $315,700.

       At June 30, 2000, commercial loans held on Redwood's balance sheet consisted of one loan of $9.8 million. This loan was located in New Jersey. At December 31, 1999, we owned three loans with an average loan size of $2.8 million, all of which were located in California. These loans were originated by our affiliate RCF, will be sold by RCF, and may be temporarily owned by us during this interim period. RCF also holds loans on its balance sheet after origination and prior to sale. Such loans are discussed below under the Holdings' "Management's Discussion and Analysis."

       For presentation purposes, the $1.3 billion at June 30, 2000 and the $1.0 billion at December 31, 1999 of residential mortgage loans that are financed with long-term debt in Sequoia trusts are classified as "Mortgage Loans: held-for investment" on our balance sheets and are carried at amortized cost. The remaining residential and commercial mortgage loans that are funded with short-term debt and equity ($17 million at June 30, 2000 and $424 million at December 31, 1999) are classified as "Mortgage Loans: held-for-sale" on our balance sheets and are carried at the lower-of-cost-or-market, with any related market value adjustments recorded through our income statement.

       MORTGAGE SECURITIES
       At June 30, 2000, 28% of our total mortgage asset portfolio, or $619 million carrying value with a principal value of $610 million, consisted of residential mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA". The majority of these securities, $613 million or 99%, were adjustable-rate securities with the remaining 1% fixed-rate securities. The carrying value of these securities was 101.51% of principal value. At December 31, 1999, we owned $575 million carrying value of these securities, or 24% of our portfolio, at a carrying value of 101.73% of the $565 million principal value.

       At June 30, 2000, 10% of our total mortgage asset portfolio, or $214 million carrying and principal value, consisted of adjustable-rate residential mortgage securities issued by private-label security issuers. These securities were credit-enhanced through subordination or other means and were rated "AAA" or "AA". The carrying value of these securities was 100.19% of face value. At December 31, 1999, we owned $291 million carrying value and principal value of these securities, or 12% of our portfolio, at a carrying value of 99.86%.

       At June 30, 2000, 3% of our mortgage asset portfolio, or $59 million carrying value with a principal value of $96 million, consisted of lower-rated, residential mortgage securities issued by private-label security issuers. Due to their subordinated status, these securities bore some degree of credit risk and were rated "A" or below. The loans underlying these securities were, with minor exceptions, high-quality loans. The carrying value of these securities, after $0.6 million of credit reserves, was 61.58% of face value. At December 31, 1999, we owned $28 million carrying value of these securities, or 1% of our portfolio, at a carrying value, after credit reserves, of 57.85% of the $49 million face value. We intend to continue to increase our investment in lower-rated, subordinated residential mortgage securities backed by high-quality loans in the future.

       At June 30, 2000, 1% of our total mortgage asset portfolio, or $23 million carrying value and principal value, consisted of residential floating-rate mortgage securities rated "AAA" or "AA" which were backed by home equity loans, or "HEL". The carrying value of these securities was 99.94% of face value. At December 31, 1999, we owned $47 million carrying value of these securities, or 2% of our portfolio, at a carrying value of 98.79% of the $48 million principal value.

       At June 30, 2000, 1% of our mortgage asset portfolio, or $14 million carrying value and $15 million principal value, consisted of fixed-rate, private-label mortgage securities. These are commonly called "CMOs". They were rated "AAA" or "AA" and had average lives of 1 to 2 years. The carrying value of these securities was 96.46% of principal value. At December 31, 1999, we owned $16 million carrying value and principal value of these securities, or 1% of our portfolio, at a carrying value of 97.28% of principal value.

       At June 30, 2000, 0.5% of our mortgage asset portfolio, or $12 million carrying value with a principal value of $13 million, consisted of fixed-rate, credit-enhanced private-label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The carrying value of these securities was 93.09% of face value. At December 31, 1999, we owned $12 million carrying value of these securities, or 0.5% of our portfolio, at a carrying value of 91.00% of the $13 million principal value. The average life of these assets was 7.5 years at June 30, 2000 and 8.2 years at December 31, 1999

       In the second quarter of 2000, we sold our floating-rate CMO mortgage securities. At December 31, 1999, 0.3% of our total mortgage asset portfolio, or $6 million carrying and face value, consisted of floating-rate CMO mortgage securities issued by Fannie Mae or Freddie Mac and effectively rated "AAA". The carrying value of these securities was 99.88% of principal value.

       At June 30, 2000, 0.01% of our mortgage asset portfolio, or $0.2 million carrying value with no principal value, consisted of interest-only mortgage securities rated "AAA" or "AA". At December 31, 1998, we owned $0.1 million carrying value of these securities, or 0.005% of our portfolio.

       For presentation purposes, all of the mortgage securities except for the lower-rated securities are classified as "Mortgage Securities - trading" on our balance sheets and are carried at their estimated fair market value, with any related market value adjustments recorded through our income statement. The $59 million at June 30, 2000 and $28 million at December 31, 1999, of lower-rated mortgage securities are classified as "Mortgage Securities - available-for-sale" on our balance sheets and are also carried at their estimated fair market value. Market value adjustments on these securities, however, are not recorded through our income statement but are included in "accumulated other comprehensive income" in the equity portion of our balance sheet.

       CASH
       The amount of liquidity we maintain on a daily basis may differ from the amount of cash we show on our balance sheet at the end of each reporting period. Please refer to the discussion regarding our liquidity beginning on page 43.

       We had $9 million of unrestricted cash at June 30, 2000 and $20 million at year-end 1999.

       Sequoia held cash totaling $3 million at June 30, 2000 and $5 million at December 31, 1999. In consolidating Sequoia assets on our balance sheet, we reflect this cash as "Restricted Cash" since it will be used for the specific purpose of making payments to Sequoia bondholders and is not available for general corporate purposes.

       INTEREST RATE AGREEMENTS
       Our interest rate agreements are carried on our balance sheet at estimated market value, which was $1.3 million at June 30, 2000 and $2.0 million at December 31, 1999. Please see "Note 2. Summary of Significant Accounting Policies", "Note 7. Interest Rate Agreements" and "Note 10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information.

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

       The carrying value of our equity investment in Holdings was $2.3 million at June 30, 2000 and $3.4 million at December 31, 1999.

       From time to time, we may provide additional liquidity to Holdings. At June 30, 2000, no such additional liquidity was needed. At December 31, 1999, loans to Holdings totaled $6.5 million and receivables from Holdings were $0.5 million.

       OTHER ASSETS
       Our other assets include principal receivable, accrued interest receivables, other receivables, fixed assets, leasehold improvements and prepaid expenses. These totaled $22.7 million at June 30, 2000 and $19.4 million at December 31, 1999.

       SHORT-TERM DEBT
       Short-term borrowings totaled $0.8 billion at June 30, 2000, or 40% of our total debt. At December 31, 1999, short-term borrowings were $1.3 billion, or 57% of our total debt. The level of short-term borrowings was reduced in the first half of 2000 as we issued long-term debt and used the proceeds to reduce short-term debt. We pledge a portion of our mortgage securities portfolio, mortgage loan portfolio, and other assets to secure our short-term debt. Maturities on this debt typically range from one month to one year. The interest rate on most of this debt adjusts monthly to a spread over or under the one-month LIBOR interest rate, with some of it adjusting daily based on the Fed Funds interest rate.

       LONG-TERM DEBT
       At June 30, 2000, we owned $1.3 billion of residential mortgage loans that were financed with long-term debt through trusts owned by our financing subsidiary, Sequoia. The amount of outstanding Sequoia long-term debt amortizes as the underlying mortgages pay down. As the equity owner of these trusts, we are entitled to distributions of the net earnings of the trusts, which principally consist of the interest income earned from mortgages in each trust less the interest expense of the debt of each trust. Sequoia debt is non-recourse to Redwood Trust. The debt is consolidated on our balance sheet and is reflected as long-term debt, which is carried at historical amortized cost. The original scheduled maturity of this debt was approximately thirty years. Since these debt balances are retired over time as principal payments are received on the underlying mortgages, the expected average life of this debt is two to six years.

       At June 30, 2000, 60% of our total debt, or $1.2 billion, was long-term mortgage-backed debt. Of this long-term debt, $555 million had a floating-rate based on one-month LIBOR and $324 million had a floating-rate based on the twelve-month average of the one-year Treasury rate. An additional $349 million was fixed-rate until December 2002 with a floating-rate coupon thereafter; this debt is matched to our portfolio of hybrid fixed/floating residential mortgage loans.

       At December 31, 1999, 43% of our total debt, or $945 million, was long-term mortgage-backed debt. Of this long-term debt, $212 million had a floating-rate based on one-month LIBOR, $351 had a floating-rate based on the twelve-month average of the one-year Treasury rate, and $382 million had a fixed-rate until December 2002 with a floating-rate coupon thereafter.

       OTHER LIABILITIES
       Our other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $11.1 million at June 30, 2000 and $11.2 million at December 31, 1999.

       STOCKHOLDERS' EQUITY
       At June 30, 2000, total equity capital was $208 million, preferred stock equity was $27 million, and reported common equity totaled $181 million, or $20.69 per common share outstanding.

       In reporting equity, we mark-to-market all earning assets and interest rate agreements except mortgage loans that were financed to maturity (Sequoia). In accordance with Generally Accepted Accounting Principles ("GAAP"), no liabilities were marked-to-market.

       If we had marked-to-market all of our assets and liabilities, total equity capital would have been reported as $212 million at June 30, 2000. After subtracting out the preference value of the preferred stock, common equity on a full mark-to-market basis was $178 million and the net asset value, or "NAV," per common share was $20.30.

       At December 31, 1999, reported equity capital was $210 million, preferred stock equity was $27 million, and reported common equity was $183 million, or $20.88 per common share outstanding. Mark-to-market common equity was $185 million, or a NAV of $21.07 per common share.

       During the first half of 2000, our total equity, book value per share, and NAV per share declined slightly after accruing for our $0.75 per share common dividends. These dividends exceeded slightly our first half GAAP earnings of $0.72 per share. The additional reduction in our book value was due the negative net market value adjustments on the assets and liabilities whose adjustments do not flow through our income statement. However, given the rising interest rate environment, which saw short-term rates rise by .75% during the past six months, we had a relatively small net market valuation adjustment on all our assets and liabilities, with the average net decline in our assets being 0.28% of average principal value of all our assets.


       RESULTS OF OPERATIONS

       In the second quarter of 2000, despite rising short-term interest rates, earnings before mark-to-market from ongoing operations remained strong relative to the previous quarter and much improved over last year's second quarter. As a result of rising rates over the past year, both the coupon rates on our assets and the cost of our liabilities increased. Due to the nature of our assets we were able to maintain our interest rate spread during the quarter. The discussion below provides more detail as to the components of net income achieved during the second quarter of 2000.

       Our operating results include all of the reported income of our mortgage finance operations plus, as one line item on our income statement, our share of the after-tax results of operations at Holdings. Detailed results at Holdings are discussed separately below. Please see "RWT Holdings, Inc. - Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 46 of this Form 10-Q for further discussion of Holdings' financial position and performance.

       INTEREST INCOME
       For the quarter ended June 30, 2000, interest income generated by our real estate finance operations was $43 million. Our portfolio had average earning assets of $2.3 billion and earned an average yield of 7.54%. During this quarter, the average coupon rate, or the cash-earning rate on mortgage principal, was 7.53%. The average value of assets included a net unamortized discount of 0.06% of mortgage principal totaling $1 million. We write off premium balances as an expense over the life of our assets and take into income discount balances over the life of the asset. The rate at which we take the premium amortization expense as compared to the discount amortization into income will be dependent on the prepayments of specific assets. The discount amortization exceeded the premium amortization expense for the quarter by $0.1 million, which increased our earning asset yield by 0.02%. The annualized prepayment rate on our mortgage assets, which drives the rate at which we write off net premium and discount balances, was 17% Conditional Prepayment Rate ("CPR") during the quarter. Other factors reduced the earning asset yield by 0.01%.

       For the preceding quarter (ended March 31, 2000), interest income was $43 million. Our portfolio had average earning assets of $2.4 billion and earned an average yield of 7.24%. The average coupon rate was 7.35%. The average reported value of assets included a 0.25% net premium, or $6 million. Net premium amortization expense was $0.5 million, which reduced earning asset yield by 0.08%. Prepayments during the quarter averaged 17% CPR. Other factors reduced the earning asset yield by 0.03%.

       From the first quarter of 2000 to the second quarter of 2000, our yield on assets rose by 0.30%, from 7.24% to 7.54%, due to rising short-term interest rates and acquisitions of higher yielding assets. Short-term interest rates have risen by 1.00% to 1.50% since the beginning of 1999, and as the coupon rates on our adjustable-rate assets reset, our earning rates are increasing. Additionally, we purchased more subordinated mortgage securities during the second quarter which, in general, earn a higher yield than the majority of our other portfolio assets. Total interest income remained at $43 million from quarter to quarter as the increase in yield was offset by a lower asset balance.

       For the quarter ended June 30, 1999, interest income was $36 million. Our portfolio had average earning assets of $2.2 billion and earned an average yield of 6.54%. The average coupon rate was 6.82%. The reported value of assets included a 0.80% net premium, or $17 million. Net premium amortization expense was $1.6 million, which reduced earning asset yield by 0.23%. Prepayments during the quarter were 30% CPR. Other factors reduced the earning asset yield by 0.05%.

       Total interest income increased from the second quarter of 1999 to the second quarter of 2000 as a result of higher short-term interest rates. Year over year earning asset yields increased 1.00% due to rising interest rates and a larger investment in higher yielding assets. Furthermore, prepayment speeds have slowed down, decreasing the rate by which we take the premium amortization expense thereby further improving the yield on our assets.

       For the first six months of 2000, total interest income was $86 million. This was generated from our $2.3 billion average earning assets portfolio yielding 7.39%. Coupon rates averaged 7.44% during the six months. The average reported value of assets included a 0.10% net premium, or $2 million. Net premium amortization expense was $0.5 million, which reduce earnings asset yield by 0.03%. Prepayments during the first six months of 2000 averaged 17% CPR. Other factors reduced the earning asset yield by 0.02%.

       For the first six months of 1999, total interest income was $78 million. A yield of 6.55% was earned on average assets of $2.4 billion. The average coupon rate was 6.91% with the net premium amortization expense of $3.9 million reducing the yield by 0.30%. The average reported value of the assets included a 0.75% premium, of $17 million. Prepayments during the first half of 1999 were 32% CPR. Other factors reduced earning asset yield by 0.06%.

       Total interest income increased from the first half of 1999 to the first half of 2000 due to rising interest rates, slower prepayments, and a larger investment in higher yielding assets. The results of these two factors increased the yield on the earning assets that offset the reduction in the size of the portfolio. This reduction in the size of the portfolio was the result of a change in the mix of assets we own in the portfolio.

       INTEREST EXPENSE
       Interest expense for the quarter ended June 30, 2000 was $35 million. We funded our mortgage portfolio and other assets with an average of $213 million of equity and $2.1 billion of borrowings. We paid an average cost of funds of 6.58% for these borrowings. Short-term debt averaged 41% of total debt and cost us 6.47%. Long-term debt averaged 59% of total debt and cost us 6.65%.

       In the previous quarter (the first quarter of 2000), interest expense was also $35 million. We funded our mortgage portfolio with an average of $210 million of equity and $2.2 billion of borrowings. We paid an average cost of funds of 6.29% for these borrowings. Short-term debt averaged 56% of total debt and cost us 6.25%. Long-term debt averaged 44% of total debt and cost us 6.32%.

       Total interest expense was about the same in the second quarter of 2000 as in the previous quarter as the increase in the cost of borrowings was offset by lower borrowing needs. Our cost of funds rose from quarter to quarter by 0.30%, from 6.28% to 6.58%, primarily a result of increases in one-month LIBOR, our main borrowing rate.

       For the quarter ended June 30, 1999, interest expense was $29 million. We funded our mortgage portfolio with an average of $245 million of equity and $2.1 billion of borrowings. We paid an average cost of funds of 5.55% for these borrowings. Short-term debt averaged 46% of total debt and cost us 5.07%. Long-term debt averaged 54% of total debt and cost us 5.96%.

       The increase in interest expense from year to year is the result of increases in one-month LIBOR and other short-term interest rates during this time and a slight increase in average borrowings.

       For the first six months of 2000, interest expense totaled $69 million. Our borrowings averaged $2.2 billion and our cost of funds was 6.43%. Short-term debt averaged 48% of total debt and cost us 6.34%. Long-term debt averaged 52% of total debt and cost us 6.51%.

       For the first six months of 1999, interest expense totaled $62 million. Our borrowing cost us 5.58% on an average balance of $2.2 billion. Short-term debt averaged 47% of total debt and cost us 5.10%. Long-term debt averaged 53% of total debt and cost us 6.00%.

       Interest expense increased from the first six months of 1999 to the first six months of 2000 due to rising short-term interest rates.

       INTEREST RATE AGREEMENTS EXPENSE
       We use interest rate agreements in order to strengthen our balance sheet, increase liquidity, and dampen potential earnings volatility. In the third quarter of 1998, as a result of early adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we elected to classify all of our interest rate agreements as trading instruments. For reporting purposes, instruments classified as trading are recorded at their estimated fair value with changes in their fair value reported in current period earnings. Total interest rate agreement expense (hedging expense) may change over time as the mix of our assets and liabilities changes. We refer you to "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for additional details.

       Net interest rate agreements expense, before any market value adjustments which are reflected in the Statement of Operations in the line item "Realized and Unrealized Market Value Gains (Losses)", was $0.2 million for the quarter ended June 30, 2000, $0.4 million for the quarter ended March 31, 2000, and $0.7 million for the quarter ended June 30, 1999. As a percent of average borrowings, net interest rate agreements expense was 0.04% during the second quarter of 2000, 0.07% during the first quarter of 2000, and 0.14% during the second quarter of 1999. Net hedging expenses vary as a result of various asset/liability strategies we employ and the characteristics of the specific hedges we use to employ such strategy. In the second quarter of 2000, net hedge expense decreased due to an increase in hedge income caused by rising interest rates.

       For the first six month of 2000, net interest rate agreements expense totaled $0.6 million, or 0.06% of average borrowings. For the first six months of 1999, net interest rate agreements expense totaled $1.1million, or 0.10% of average borrowings.

       NET INTEREST INCOME
       Net interest income, which equals interest income less interest expense less interest rate agreements expense, was $8.0 million for the quarter ended June 30, 2000. Our interest rate spread, which equals the yield on earning assets less the cost of funds and hedging, was 0.92%. Our net interest margin, which equals net interest income divided by average assets, was 1.36%. Our net interest income as a percent of average equity was 15.4% during this quarter.

       For the first quarter of 2000, net interest income was $8.0 million, our interest rate spread was 0.88%, and our net interest margin was 1.32%. Net interest income as a percent of average equity was 15.2%.

       Net interest income was equal in the first and second quarters of 2000. Our interest rate spread was relatively stable as rising short-term interest rates increased both the yields on our assets and our cost of borrowings. Our net interest margin increased slightly as we funded a greater portion of our assets with equity, given the mix of assets we acquired during the period.

       For the quarter ended June 30, 1999, net interest income was $6.8 million, our interest rate spread was 0.85%, and our net interest margin was 1.18%. Net interest income as a percent of average equity was 11.2%.

       We earned more net interest income in the second quarter of 2000 ($8.0 million) than we did in the second quarter of 1999 ($6.8 million) primarily as a result of higher short-term interest rates. Although the average earning asset balance, the average borrowings, and the average interest rate spread were relatively similar during these three-month periods, short-term rates were 1.00% to 1.50% higher. Income increased because our asset balances exceed our debt balances.

       In the first half of 2000, our net interest income totaled $16.0 million, or net interest rate spread was 0.90%, and our net interest margin was 1.34%. Net interest income as a percent of average equity was 15.3%. In the first half of 1999, our net interest income totaled $14.7 million, or net interest rate spread was 0.87%, and our net interest margin was 1.19%. Net interest income as a percent of average equity was 11.9%. Higher short-term interest rates and a change in the mix of our assets were the primary reasons net interest income was higher in the first six months of 2000 than in the similar period in 1999.

       NET UNREALIZED AND REALIZED MARKET VALUE GAINS AND LOSSES
       As a result of changes in accounting methodologies we instituted in 1998, we record both realized and unrealized market value gains and losses on many of our mortgage securities, short-term funded mortgage loans, and interest rate agreements as an item in our income statement. Please see "Note 2. Summary of Significant Accounting Policies", "Note 3. Mortgage Assets", and "Note 7. Interest Rate Agreements" in the Notes to Consolidated Financial Statements for more information.

       Our freedom to manage and hedge our portfolio is enhanced by the use of these accounting techniques. However, very few other financial institutions use these accounting methods; as a result, direct comparisons of our reported earnings with those of other companies on an "apples-to-apples" basis may be more difficult.

       Relatively small changes in portfolio market values can have a significant impact on our reported earnings per share. In our opinion, quarter-to-quarter fluctuations in mark-to-market earnings adjustments are probably of less import than would be a cumulative positive or negative adjustment established over a longer period of time that was large relative to our asset base. For example, our cumulative mark-to-market earnings adjustment since the beginning of 1999 is negative $2.3 million ($0.26 per share). This is a minor amount, in our opinion, compared to the size of our portfolio and given how much short-term interest rates have risen during this time.

       In comparing our results with other financial institutions, the earnings from our ongoing operations before mark-to-market adjustments may be an appropriate measure. Our earnings before mark-to-market adjustments were $4.5 million ($0.51 per share) in the second quarter of 2000, $4.5 million ($0.51 per share) in the first quarter of 2000, and $3.7 million ($0.36 per share) in the second quarter of 1999. In the first half of 2000, our earnings before mark-to-market adjustments were $9.0 million, or $1.02 per share, as compared to $9.2 million, or $0.87 per share in the first six months of 1999.

       During the second quarter of 2000, our portfolio of assets that were marked-to-market for income statement purposes decreased in estimated market value by $1.4 million. This net loss consisted of $0.9 million market value loss on mortgage assets and $0.5 million market value loss on interest rate agreements. Market values for our mortgage assets fell as interest rates rose. Since most of these assets are adjustable rate, the coupon rates will reset to higher levels. The market values may, in the future, adjust accordingly. Losses in our interest rate agreements portfolio were due to falling volatility and other factors. The net combined market valuation adjustment loss of $1.4 million represents 0.15% of our portfolio of assets that is marked to market.

       Total net losses on assets that were marked-to-market in the first quarter of 2000 were $1.2 million. This net loss consisted of $1.1 million market value loss on mortgage assets and $0.1 million market value loss on interest rate agreements.

       The net gain on our portfolio of assets that were marked-to-market in the second quarter of 1999 was $1.4 million. This net gain consisted of a $2.4 million market value gain on interest rate agreements partially offset by a $1.0 million market value loss on mortgage assets and other securities.

       In the first half of 2000, our mark-to-market adjustment recognized through our income statement totaled negative $2.6 million. In the first half of 1999, our mark-to-market adjustment totaled a positive $3.6 million.

       PROVISION FOR CREDIT LOSSES
       We take credit provision expenses on our mortgage loans held for investment, which are those loans financed with long-term debt and accounted for on an amortized cost basis. During the quarter ended June 30, 2000, credit provisions were $0.1 million. In the quarter ended March 31, 2000, credit provisions were $0.1 million. In the second quarter of 1999, credit provisions were $0.4 million. Credit provisions have decreased over time as the credit performance outlook of our loans continues to improve. We have reduced our provision rates on our more seasoned loans. During the second quarter of 2000, we realized $0.03 million in actual credit losses on mortgage loans. We did not incur any credit losses on our mortgage loans during the quarters ended March 31, 2000 or June 30, 1999. However, credit provision expense will increase in the future should we acquire additional mortgage loans that are held for investment and may increase if credit conditions deteriorate.

       Prior to 1998, we also expensed credit provisions on our portfolio of subordinated mortgage securities. We stopped taking credit provisions on this pool of securities in December 1997 when we restructured and reduced our credit risk on these securities through a resecuritization transaction ("SMFC re-REMIC securities"). The existing reserve for the SMFC re-REMIC securities is $0.6 million at June 30, 2000. Actual realized taxable credit losses against these securities were $0.1 million in the second quarter of 2000, $0.1 million in the first quarter of 2000, and $0.1 million in the second quarter of 1999.

       We have purchased, and intend to continue to purchase, mortgage-backed securities that have risk of credit loss. We no longer take explicit credit provisions for these assets, but rather use a different means of reducing current reported income in anticipation of credit losses. In acquiring such assets, we project cash flows and resulting yields under a variety of potential loss scenarios as well as other factors (e.g., interest rates, prepayment speeds.) We calculate and book as income an effective yield on such assets after factoring in anticipated losses. Once acquired, we continue to review the projected losses on each asset. Should projected credit losses change, the effective yield earned over the remaining life of these assets will change accordingly.

       OPERATING EXPENSES
       Total operating expenses recognized at Redwood were $2.2 million in the second quarter of 2000, $2.1 million in the first quarter of 2000, and $0.9 million in the second quarter of 1999. Due to changes in amounts of expense allocated and recognized between Redwood and Holdings, we believe a more useful number for understanding trends in operating expenses is the total operating expenses of Redwood and Holdings combined. Combined operating expenses were $2.8 million in the second quarter of 2000, $3.0 million in the first quarter of 2000, and $5.1 million in the second quarter of 1999.

       Some of these expenses were associated with business units that have been closed. Combined operating expenses for on-going operations -- Redwood portfolio lending and RCF -- were $2.8 million in each of the second and first quarter of 2000, and $2.2 million in the second quarter of 1999. Expenses are higher in 2000 than in 1999 as we have expanded our residential whole loan operations, increased dividend equivalent rights payments to employees as a result of our increasing dividend, and built origination and sales staff at RCF. For the same reasons, our combined operating expenses from on-going operations increased to $5.6 million in the first half of 2000 from the $3.8 million of expenses in the first half of 1999.

       EQUITY IN EARNINGS (LOSSES) OF RWT HOLDINGS, INC.
       In the second quarter of 2000, our share of the losses generated by Holdings was $0.5 million. This accounting loss at Holdings' subsidiary RCF is not representative of the profitability of our overall commercial operations because it does not include related income recorded at Redwood.

       In the second quarter of 2000, our share of the losses generated by Holdings was $0.5 million. In the second quarter of 1999, we recognized losses from Holdings of $3.8 million, which included losses from the operations of two subsidiaries that have since been shut down.

       In the first half of 2000, our share of the losses generated by Holdings was $1.1 million. In the first half of 1999, our share of losses from Holdings was $6.2 million.

       We refer you to Holdings' "Consolidated Financial Statements and Notes" and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

       NET INCOME
       For the quarter ended June 30, 2000, net income from all of our operations was $3.8 million. After preferred dividends of $0.7 million, net income available to common shareholders was $3.1 million. For the quarter ended March 31, 2000, net income from all of our operations was $4.0 million. After preferred dividends of $0.7 million, net income available to common stockholders was $3.3 million. For the quarter ended June 30, 1999, net income from all of our operations was $3.2 million. After preferred dividends of $0.7 million, net income available to common stockholders was $2.5 million.

       For the first six months of 2000, net income from all of our operations was $7.7 million. After preferred dividends of $1.3 million, net income available to common stockholders was $6.4 million. For the first six months of 1999, net income from all our operations was $9.7 million. After preferred dividends of $1.3 million, net income available to commons shareholders was $8.4 million.

       EARNINGS PER SHARE
       Average diluted common shares outstanding were 8.9 million for the quarter ended June 30, 2000, 8.8 million for the quarter ended March 31, 2000, and 10.2 million for the second quarter of 1999. Shares outstanding declined over the past year as a result of our common stock repurchase program. We repurchased 2.5 million shares during 1999. We did not acquire any of our own shares in the first half of 2000.

       Earnings per share from continuing operations before mark-to-market were $0.51 in the second quarter of 2000, $0.51 in the first quarter of 2000, and $1.02 for the first half of 2000.

       Earnings per share from continuing operations before mark-to-market were $0.36 in the second quarter of 1999, $0.51 in the first quarter of 1999, and $0.87 for the first half of 1999.

       Reported earnings per share were $0.35 for the second quarter of 2000, $0.37 for first quarter of 2000, and $0.25 for second quarter of 1999.

       Reported earnings per share for the first six months of 2000 were $0.72, as compared to reported earnings per share of $0.79 per share for the first six months of 1999. Average diluted common shares outstanding were
       8.8 million in the first six months of 2000 as compared to 10.5 million in the first half of 1999.

       DIVIDENDS
       We declared common stock dividends of $0.40 per share for the quarter ended June 30, 2000 and $0.35 per share for the quarter ended March 31, 2000. For the first six months of 2000, common dividends declared totaled $0.75 per share. No common dividends were declared in the first half of 1999.

       On August 10, 2000, we declared a common stock dividend of $0.42 for the third quarter of 2000. This dividend is payable on October 23, 2000 to shareholders of record as of September 29, 2000. We continue to pay $0.755 per share in quarterly preferred stock dividends.


       RISK MANAGEMENT

       We seek to manage the interest rate, market value, liquidity, prepayment, and credit risks inherent in all financial institutions in a prudent manner designed to insure our longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize an attractive total rate of return through stock ownership in our company. We seek, to the best of our ability, to only assume risk that can be quantified from historical experience, to actively manage such risk, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do undertake.

       MARKET VALUE RISK
       The market value of our assets can fluctuate due to changes in interest rates, prepayment rates, liquidity, financing, supply and demand, credit, and other factors. These fluctuations affect our reported earnings.

       At June 30, 2000, we owned mortgage securities and loans totaling $1.0 billion that we account for on a mark-to-market basis or, in the case of mortgage loans, on a lower-of-cost-or-market basis, for purposes of determining reported earnings. Of these assets, 97% had adjustable-rate coupons and 3% had fixed-rate coupons.

       Our interest rate agreements hedging program may offset some asset market value fluctuations due to interest rate changes, or, in some cases, may exacerbate such fluctuations. All of our $2.7 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

       Market value fluctuations of assets and interest rate agreements, especially to the extent assets are funded with short-term borrowings, can also affect our access to liquidity.

       INTEREST RATE RISK
       At June 30, 2000, we owned $2.3 billion of assets and had $2.1 billion of liabilities. The majority of the assets were adjustable-rate, as were a majority of the liabilities.

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

       Our net income may vary somewhat as the yield curve between one-month interest rates and six- and twelve-month interest rates vary. At June 30, 2000, we effectively owned $0.6 billion of adjustable-rate mortgage assets with interest rates that adjust every six months as a function of six-month LIBOR interest rates funded with equity and with debt that had an interest rate that adjusts monthly as a function of one-month LIBOR interest rates.

       At June 30, 2000, we owned $0.5 billion of adjustable-rate mortgage assets that adjust monthly as a function of one-month LIBOR interest rates, funded with equity and with debt that also adjusts monthly as a function of one-month LIBOR interest rates.

       Adjustable-rate assets with earnings rates dependent on one-year U.S. Treasury rates with annual adjustments totaled $0.7 billion at June 30, 2000. These Treasury-based assets were effectively funded with equity and with

       $0.3 billion of liabilities with a cost of funds dependent on one-year U.S. Treasury rates with annual adjustments. The remainder of associated liabilities had a cost of funds dependent on one-month LIBOR rates or the daily Fed Funds rate. To the extent our Treasury-based assets are not funded with Treasury-based liabilities, we incur basis risk. Such risk arises because changes in Treasury rates may differ significantly from changes in the Fed Funds, LIBOR, or Euro-dollar interest rates.

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

       At June 30, 2000, we had $68 million of highly liquid assets which were unpledged and available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. These assets consisted of unrestricted cash and unpledged "AAA" rated mortgage securities. Total available liquidity, including unrestricted cash, equaled 8% of our short-term debt balances.

       At June 30, 2000, we had two committed lines of short-term financing, one for residential and commercial mortgage loans and one solely for commercial. There are certain restrictions regarding the collateral for which these lines can be used, but they generally allow us to fund whole loan acquisitions for the term of the commitments. There is no assurance that we will be able to renew such lines upon expiration. We believe we have many alternative uncommitted financing sources available to us for our residential loan acquisitions. We continue to pursue additional sources of financing in order to enhance the liquidity of our portfolio.

       PREPAYMENT RISK
       As we receive repayments of mortgage principal, we amortize into income our mortgage premium balances as an expense and our mortgage discount balances as income. Mortgage premium balances arise when we acquire mortgage assets at a price in excess of the principal value of the mortgages. Premium balances are also created when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when we acquire mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates in market value and is marked-to-market at a price below par. At June 30, 2000, mortgage premium balances were $25.4 million and mortgage discount balances were $33.4 million. Net mortgage discount was $8.0 million. Since the prepayment characteristics of our premium and discount mortgage assets may vary, gross premium levels, net premium levels, and other factors may influence our earnings.

       Sequoia's long-term debt has associated deferred bond issuance costs. These capitalized costs are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $3.6 million at June 30, 2000. In addition, premium received from the issuance of bonds at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $3.4 million at June 30, 2000. The combined effect of these two items was to increase our effective mortgage-related premium by $0.2 million.

       Our net discount at June 30, 2000 for assets and liabilities affected by the rate of mortgage principal receipts was $8.0 million. This net discount equaled 4.3% of common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will affect the market value of our assets and our earnings.

       CREDIT RISK
       Our principal credit risk comes from mortgage loans owned by Sequoia, mortgage loans held in portfolio, commercial mortgage loans held prior to sale, and our lower-rated mortgage securities. We also have credit risk with counter-parties with whom we do business.

       Not including mortgage loans owned by Sequoia, we owned $7.8 million in residential mortgage loans at June 30, 2000. Of these, $0.3 million were seriously delinquent (delinquent over 90 days, in foreclosure, in bankruptcy, or real estate owned). We also owned $9.8 million in commercial mortgage loans. These commercial mortgage loans were all current at June 30, 2000.

       The four Sequoia trusts owned $1.3 billion in residential mortgage loans at June 30, 2000. Our total credit risk from these trusts is limited to our equity investment in these trusts. These equity investments had a reported value of $40 million, net of related credit reserves, at June 30, 2000. At that time, $4.6 million of the underlying loans, or 0.36%, were seriously delinquent.

       At June 30, 2000, we had $5.3 million of credit reserves to provide for potential future credit losses from our mortgage loans held for investment by the Sequoia trusts. The reserve is based upon our assessment of various factors affecting our mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. To date, our realized credit losses from defaulted residential mortgage loans have averaged 9% of the loan balance of the defaulted loans. Delinquencies, defaults, and loss severities may increase in the future, however, particularly if real estate values decline or the general U.S. economy weakens. We believe our current level of reserve and credit provision policy is reasonable.

       At June 30, 2000, we also had $0.6 million credit reserves for our SMFC re-REMIC securities. Our total potential credit exposure from these securities (after this credit reserve) is our net cost basis of $6.2 million.

       It should be noted that the establishment of a credit reserve for GAAP purposes does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, credit expenses are recognized as incurred, and will have the effect of reducing taxable income and our minimum dividend payment obligation at that point.

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

       Generally, our total guideline equity-to-assets ratio capital amount has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the guideline ratio has increased as we have acquired new types of assets requiring more capital, such as commercial mortgage loans and lower-rated mortgage securities.

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

       Our financial statements are prepared in accordance with GAAP and our dividends must equal at least 95% of our net income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

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

Holdings originates commercial mortgage loans for sale to institutional investors (including Redwood Trust) through its Redwood Commercial Funding, Inc. ("RCF") subsidiary. Holdings had two other operating businesses, Redwood Financial Services, Inc. ("RFS") and Redwood Residential Funding ("RRF"). Due to a variety of start-up difficulties with these units, operations were closed at RFS in the third quarter of 1999 and at RRF in the fourth quarter of 1999.

For reporting purposes, some of RCF's commercial operations take place at Redwood Trust. Therefore, the reported earnings of Holdings' subsidiary RCF are not representative of the profitability of our overall commercial operations because it does not include related income recorded at Redwood.

FINANCIAL CONDITION

At June 30, 2000, Holdings owned $42.5 million of commercial mortgage loans. Holdings also had $2.7 million in unrestricted cash, $1.8 million in restricted cash, $0.3 million of accrued interest receivable, and $0.2 million in other assets, for total assets of $47.4 million. Holdings had commitments to acquire $9.8 million of commercial mortgage loans from Redwood Trust for settlement during the third quarter of 2000. Holdings intends to sell all $52.3 million of commercial loans in 2000.

The loans owned by Holdings were funded with short-term borrowings and equity. Short-term debt was $41.6 million, accrued restructuring charges were $1.1 million, holdback accounts totaled $1.7 million, and other liabilities totaled $0.7 million, for total liabilities of $45.1 million. Redwood Trust expects to continue to provide liquidity to Holdings, when necessary, during the year 2000. Holdings' total equity at June 30, 2000 was $2.3 million.

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


RESULTS OF OPERATIONS

For the quarter ended June 30, 2000, Holdings' operations consisted almost entirely of RCF as the shutdown of RRF was substantially completed early in the period. Net interest income for Holdings was $0.2 million, including interest income of $0.7 million and interest expense of $0.5 million. Holdings had net losses in its commercial loan portfolio, net of gains on sales, of $0.1 million during the second quarter of 2000, resulting in net revenues of $0.1 million. Operating expenses at Holdings totaled $0.6 million for the three months ended June 30, 2000. Holdings' net loss for the quarter ended June 30, 2000 was $0.5 million.

In the second quarter of 2000, RCF originated $24.0 million of commercial mortgage loans and sold $5.8 million. At June 30, 2000, commercial mortgage loans originated or acquired by RCF that had not yet been sold totaled $52.3 million, of which $9.8 million were held by Redwood Trust and $42.5 million were held at Holdings. These loans are all held for future sale. RCF expects to recognize sale revenues upon the sale of the commercial loan portfolio.

For the quarter ended March 31, 2000, Holdings' operations consisted of RCF and some expenses related to the shutdown of RRF. Net interest income for Holdings was $0.2 million, including interest income of $0.6 million and interest expenses of $0.4 million. Holdings also had net gains as a result of mortgage asset sales and market value adjustments of $0.1 million during the first quarter of 2000, resulting in net revenues of $0.3 million. Operating expenses at Holdings totaled $0.9 million for this quarter. Holdings' net loss for the quarter ended March 31, 2000 was $0.6 million.

From the first quarter to the second quarter of 2000, the loss recorded at Holdings was similar. RCF realized more gains on sales in the first quarter than in the second, offset by fewer operating expenses in the second quarter as the shutdown of RRF was completed.

For the quarter ended June 30, 1999, net interest income for Holdings was $0.3 million, including interest income of $1.0 million and interest expense of $0.7 million. Holdings also had net gains as a result of commercial and residential mortgage loan sales and market value adjustments of $0.1 million during the second quarter of 1999, resulting in net revenues of $0.4 million. Operating expenses at Holdings totaled $4.2 million for the second quarter of 1999. Holdings' net loss for the quarter ended June 30, 1999 was $3.8 million.

Holdings' losses in the second quarter of 2000 were much lower than in the second quarter of 1999 due to the shut-down of operations at RRF and RFS in the second half of 1999. In the second quarter of 1999, these operations were incurring significant start-up operating expenses.

In the first half of 2000, Holdings generated net income of $0.4 million on $1.3 million of interest income and $0.9 million of interest expenses. Holdings also had net losses as a result of mortgage asset sales and market value adjustments of $0.1 million during the first half of 2000, resulting in net revenues of $0.3 million. Operating expenses totaled $1.4 million, resulting in net losses of $1.1 million being recorded at Holdings during the first six months of 2000.

In the first half of 1999, Holdings generated net income of $0.5 million on $1.5 million of interest income and $1.0 million of interest expenses. Holdings also had net gains as a result of mortgage asset sales and market value adjustments of $0.6 million during the first half of 1999, and $0.1 million of other income, resulting in net revenues of $1.2 million. Operating expenses totaled $7.5, resulting in net losses of $6.3 million being recorded at Holdings during the first six months of 1999.

At December 31, 2000, Holdings had net operating loss carryforwards of approximately $19.5 million for federal tax purposes and $9 million for state income tax purposes. The federal carryforwards expire through 2019 and the state carryforwards expire through 2004.

PART II OTHER INFORMATION


Item 1. Legal Proceedings

        At June 30, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.


Item 2. Changes in Securities

        Not applicable


Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Shareholders of the Company was held on May 11, 2000.

        (b)     The following matters were voted on at the Annual Meeting:


                                                                             Votes
                                                  -----------------------------------------------------
                                                     For                    Against             Abstain
                                                  ---------                 -------             -------
        1. Election of Directors
                  Thomas C. Brown                 8,534,241                  42,894               --
                  George E. Bull                  8,457,440                 119,695               --
                  Terrance G. Hodel               8,535,248                  41,887               --

                The following Directors' terms of office continue after the meeting:

                               Mariann Byerwalter
                               Thomas F. Farb
                               Nello Gonfiantini
                               Douglas B. Hansen
                               Charles J. Toeniskoetter


                                                                                                        Votes
                                                                                      --------------------------------------
                                                                                         For           Against       Abstain
                                                                                      ---------        -------       -------
        2. Ratification of PricewaterhouseCoopers LLP as the Company's
           independent public accountants for the fiscal year ending
           December 31, 2000                                                          8,487,980        82,349         6,806


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                Exhibit 11.1 to Part I - Computation of Earnings Per Share for the three and six months ended June 30, 2000 and June 30, 1999.

                Exhibit 27 - Financial Data Schedule

        (b) Reports

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               REDWOOD TRUST, INC.


Dated: August 10, 2000         By: /s/ Douglas B. Hansen
                                   --------------------------------------------
                                   Douglas B. Hansen
                                   President
                                   (authorized officer of registrant)



Dated: August 10, 2000         By: /s/ Harold F. Zagunis
                                   --------------------------------------------
                                   Harold F. Zagunis
                                   Vice President, Chief Financial Officer
                                   Secretary, Treasurer and Controller
                                   (principal financial and accounting officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT

                                                                                         Sequentially
Exhibit                                                                                    Numbered
 Number                                                                                      Page
-------                                                                                  -------------
  11.1     Computations of Earnings per Share for the three and six
           months ended June 30, 2000 and June 30, 1999 ..............................        52

   27      Financial Data Schedule ...................................................        54