Form 10-Q
period 2000-09-30
REDWOOD TRUST INC
filed 2000-11-13
CIK 930236

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER: 1-13759

                              REDWOOD TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                      68-0329422
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
       591 REDWOOD HIGHWAY, SUITE 3100                             94941
           MILL VALLEY, CALIFORNIA                              (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Class B Preferred Stock ($.01 par value)....    902,068 as of November 10, 2000
Common Stock ($.01 par value)...............  8,809,501 as of November 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              REDWOOD TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements -- Redwood Trust, Inc
           Consolidated Balance Sheets at September 30, 2000 and
           December 31, 1999.........................................    1
           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2000 and September 30,
           1999......................................................    2
           Consolidated Statements of Stockholders' Equity for the
           three and nine months ended September 30, 2000............    3
           Consolidated Statements of Cash Flows for the three and
           nine months ended September 30, 2000 and September 30,
           1999......................................................    4
           Notes to Consolidated Financial Statements................    5
         Consolidated Financial Statements -- RWT Holdings, Inc.
           Consolidated Balance Sheets at September 30, 2000 and
           December 31, 1999.........................................   21
           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2000 and September 30,
           1999......................................................   22
           Consolidated Statements of Stockholders' Equity for the
           three and nine months ended September 30, 2000............   23
           Consolidated Statements of Cash Flows for the three and
           nine months ended September 30, 2000 and September 30,
           1999......................................................   24
           Notes to Consolidated Financial Statements................   25
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   32

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   48
Item 2.  Changes in Securities.......................................   48
Item 3.  Defaults Upon Senior Securities.............................   48
Item 4.  Submission of Matters to a Vote of Security Holders.........   48
Item 5.  Other Information...........................................   48
Item 6.  Exhibits and Reports on Form 8-K............................   48
SIGNATURES...........................................................   49

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Mortgage loans
  Residential: held-for-investment, net.....................   $1,178,180       $  968,709
  Residential: held-for-sale................................        7,619          415,880
  Commercial: held-for-sale.................................       32,308            8,437
                                                               ----------       ----------
                                                                1,218,107        1,393,026
Mortgage securities
  Residential: trading......................................      871,396          941,781
  Residential: available-for-sale, net......................       69,065           27,999
                                                               ----------       ----------
                                                                  940,461          969,780
Cash and cash equivalents...................................        7,056           19,881
Restricted cash.............................................        3,591            5,384
Interest rate agreements....................................          274            2,037
Accrued interest receivable.................................       16,401           13,244
Principal receivable........................................        5,845            4,599
Investment in RWT Holdings, Inc.............................        2,019            3,391
Loans to RWT Holdings, Inc..................................           --            6,500
Receivable from RWT Holdings, Inc...........................           --              472
Other assets................................................        1,655            1,614
                                                               ----------       ----------
         Total Assets.......................................   $2,195,409       $2,419,928
                                                               ==========       ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term debt.............................................   $  822,389       $1,253,565
Long-term debt, net.........................................    1,148,519          945,270
Accrued interest payable....................................        5,355            5,462
Accrued expenses and other liabilities......................        4,102            2,819
Dividends payable...........................................        4,381            2,877
                                                               ----------       ----------
         Total Liabilities..................................    1,984,746        2,209,993
                                                               ----------       ----------
Commitments and contingencies (See Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74%
  Cumulative Convertible 902,068 shares authorized, issued
  and outstanding ($28,645 aggregate liquidation
  preference)...............................................       26,517           26,517
Common stock, par value $0.01 per share; 49,097,932 shares
  authorized; 8,809,356 and 8,783,341 issued and
  outstanding...............................................           88               88
Additional paid-in capital..................................      242,520          242,094
Accumulated other comprehensive income......................       (4,001)          (3,348)
Cumulative earnings.........................................       21,430            8,140
Cumulative distributions to stockholders....................      (75,891)         (63,556)
                                                               ----------       ----------
         Total Stockholders' Equity.........................      210,663          209,935
                                                               ----------       ----------
         Total Liabilities and Stockholders' Equity.........   $2,195,409       $2,419,928
                                                               ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             ------------------------    ------------------------
                                                2000          1999          2000         1999
                                             ----------    ----------    ----------   -----------
INTEREST INCOME
  Mortgage loans
     Residential: held-for-investment....    $   22,131    $   16,816    $   62,262   $    49,646
     Residential: held-for-sale..........           158         1,001         6,897         6,715
     Commercial: held-for-sale...........           372           452           976           821
                                             ----------    ----------    ----------   -----------
                                                 22,661        18,269        70,135        57,182
  Mortgage securities
     Residential: trading................        16,662        14,507        50,921        49,571
     Residential: available-for-sale.....         2,328         1,061         6,079         2,723
                                             ----------    ----------    ----------   -----------
                                                 18,990        15,568        57,000        52,294
     U.S. Treasury securities: trading...            --            --            --           913
     Cash and cash equivalents...........           268           718           858         1,988
                                             ----------    ----------    ----------   -----------
          Total interest income..........        41,919        34,555       127,993       112,377
INTEREST EXPENSE
  Short-term debt........................       (14,053)      (11,887)      (47,203)      (38,517)
  Long-term debt.........................       (20,449)      (15,503)      (56,735)      (50,901)
                                             ----------    ----------    ----------   -----------
  Total interest expense.................       (34,502)      (27,390)     (103,938)      (89,418)
  Net interest rate agreements expense...          (192)         (457)         (819)       (1,527)
                                             ----------    ----------    ----------   -----------
  Net Interest Income....................         7,225         6,708        23,236        21,432
  Net unrealized and realized market
     value gains (losses)
     Loans and securities................         2,343        (2,532)          411          (550)
     Interest rate agreements............        (1,416)          464        (2,067)        2,063
                                             ----------    ----------    ----------   -----------
                                                    927        (2,068)       (1,656)        1,513
  Provision for credit losses............          (240)         (416)         (487)       (1,132)
                                             ----------    ----------    ----------   -----------
  Net Revenues...........................         7,912         4,224        21,093        21,813
  Operating expenses.....................        (2,066)         (964)       (6,450)       (2,617)
  Other income...........................            34            39            69            80
  Equity in earnings (losses) of RWT
     Holdings, Inc.......................          (321)       (6,350)       (1,420)      (12,591)
                                             ----------    ----------    ----------   -----------
  Net income before preferred dividend...         5,559        (3,051)       13,292         6,685
  Less cash dividends on Class B
     preferred stock.....................          (681)         (687)       (2,043)       (2,060)
                                             ----------    ----------    ----------   -----------
  Net Income Available to Common
     Stockholders........................    $    4,878    $   (3,738)   $   11,249   $     4,625
                                             ==========    ==========    ==========   ===========
EARNINGS PER SHARE:
  Basic..................................    $     0.55    $    (0.39)   $     1.28   $      0.46
  Diluted................................    $     0.55    $    (0.39)   $     1.27   $      0.45
WEIGHTED AVERAGE SHARES OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS:
     Basic...............................     8,789,966     9,481,418     8,788,127    10,090,305
     Diluted.............................     8,908,399     9,570,931     8,878,379    10,189,625

  The accompanying notes are an integral part of these consolidated financial statements.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                    CLASS B                                           ACCUMULATED
                                PREFERRED STOCK       COMMON STOCK      ADDITIONAL       OTHER                       CUMULATIVE
                               -----------------   ------------------    PAID-IN     COMPREHENSIVE   CUMULATIVE   DISTRIBUTIONS TO
                               SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL        INCOME        EARNINGS      STOCKHOLDERS
                               -------   -------   ---------   ------   ----------   -------------   ----------   ----------------
BALANCE, DECEMBER 31, 1999...  902,068   $26,517   8,783,341    $88      $242,094       $(3,348)      $ 8,140         $(63,556)
                               -------   -------   ---------    ---      --------       -------       -------         --------
Comprehensive income:
  Net income before preferred
    dividend.................       --        --          --     --            --            --         3,964               --
  Net unrealized loss on
    assets
    available-for-sale.......       --        --          --     --            --          (487)           --               --
        Total comprehensive
          income.............       --        --          --     --            --            --            --               --
Issuance of common stock.....       --        --       6,035     --            45            --            --               --
Dividends declared:
  Preferred..................       --        --          --     --            --            --            --             (681)
  Common.....................       --        --          --     --            --            --            --           (3,076)
                               -------   -------   ---------    ---      --------       -------       -------         --------
BALANCE, MARCH 31, 2000......  902,068   $26,517   8,789,376    $88      $242,139       $(3,835)      $12,104         $(67,313)
                               -------   -------   ---------    ---      --------       -------       -------         --------
Comprehensive income:
  Net income before preferred
    dividend.................       --        --          --     --            --            --         3,767               --
  Net unrealized loss on
    assets
    available-for-sale.......       --        --          --     --            --          (886)           --               --
        Total comprehensive
          income.............       --        --          --     --            --            --            --               --
Dividends declared:
  Preferred..................       --        --          --     --            --            --            --             (681)
  Common.....................       --        --          --     --            --            --            --           (3,516)
                               -------   -------   ---------    ---      --------       -------       -------         --------
BALANCE, JUNE 30, 2000.......  902,068   $26,517   8,789,376    $88      $242,139       $(4,721)      $15,871         $(71,510)
                               -------   -------   ---------    ---      --------       -------       -------         --------
Comprehensive income:
  Net income before preferred
    dividend.................       --        --          --     --            --            --         5,559               --
  Net unrealized loss on
    assets
    available-for-sale.......       --        --          --     --            --           720            --               --
        Total comprehensive
          income.............       --        --          --     --            --            --            --               --
Issuance of common stock.....                         19,980                  381
Dividends declared:
  Preferred..................       --        --          --     --            --            --            --             (681)
  Common.....................       --        --          --     --            --            --            --           (3,700)
                               -------   -------   ---------    ---      --------       -------       -------         --------
BALANCE, SEPTEMBER 30,
  2000.......................  902,068   $26,517   8,809,356    $88      $242,520       $(4,001)      $21,430         $(75,891)
                               =======   =======   =========    ===      ========       =======       =======         ========


                                TOTAL
                               --------
BALANCE, DECEMBER 31, 1999...  $209,935
                               --------
Comprehensive income:
  Net income before preferred
    dividend.................     3,964
  Net unrealized loss on
    assets
    available-for-sale.......      (487)
                               --------
        Total comprehensive
          income.............     3,477
Issuance of common stock.....        45
Dividends declared:
  Preferred..................      (681)
  Common.....................    (3,076)
                               --------
BALANCE, MARCH 31, 2000......  $209,700
                               --------
Comprehensive income:
  Net income before preferred
    dividend.................     3,767
  Net unrealized loss on
    assets
    available-for-sale.......      (886)
                               --------
        Total comprehensive
          income.............     2,881
Dividends declared:
  Preferred..................      (681)
  Common.....................    (3,516)
                               --------
BALANCE, JUNE 30, 2000.......  $208,384
                               --------
Comprehensive income:
  Net income before preferred
    dividend.................     5,559
  Net unrealized loss on
    assets
    available-for-sale.......       720
                               --------
        Total comprehensive
          income.............     6,279
Issuance of common stock.....       381
Dividends declared:
  Preferred..................      (681)
  Common.....................    (3,700)
                               --------
BALANCE, SEPTEMBER 30,
  2000.......................  $210,663
                               ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                              ---------------------    ----------------------
                                                                2000        1999         2000         1999
                                                              --------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before preferred dividend...............  $  5,559    $  (3,051)   $  13,292    $   6,685
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     1,445        1,212        3,033        5,601
    Provision for credit losses.............................       240          416          487        1,132
    Equity in (earnings) losses of RWT Holdings, Inc........       321        6,350        1,420       12,591
    Net unrealized and realized market value (gains)
      losses................................................      (927)       2,068        1,656       (1,513)
    Purchases of mortgage loans: held-for-sale..............   (32,363)     (27,194)     (67,897)     (98,949)
    Proceeds from sales of mortgage loans: held-for-sale....     9,800       71,481      432,714      121,619
    Principal payments on mortgage loans: held-for-sale.....       542        3,089       19,735       58,327
    Purchases of mortgage securities: trading...............   (45,229)     (72,867)    (224,779)     (76,592)
    Proceeds from sales of mortgage securities: trading.....        --           --       77,309        7,668
    Principal payments on mortgage securities: trading......    58,575       90,909      217,093      398,310
    Purchases of U.S. Treasury securities: trading..........        --           --           --      (45,844)
    Proceeds from sales of U.S. Treasury securities:
      trading...............................................        --           --           --       90,519
    Net (purchases) sales of interest rate agreements.......      (697)         (29)      (1,582)         459
    (Increase) decrease in accrued interest receivable......      (362)         273       (3,157)       5,803
    (Increase) decrease in principal receivable.............      (509)      (1,208)      (1,246)       6,392
    (Increase) decrease in other assets.....................      (395)         155         (240)          74
    Increase (decrease) in accrued interest payable.........      (627)        (319)        (107)      (5,853)
    Increase (decrease) in accrued expenses and other
      liabilities...........................................      (452)       1,264        1,310        1,075
                                                              --------    ---------    ---------    ---------
      Net cash (used in) provided by operating activities...    (5,079)      72,549      469,041      487,504
                                                              --------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage loans: held-for-investment..........        --           --     (384,328)          --
  Principal payments on mortgage loans:
    held-for-investment.....................................    79,461       69,638      172,164      261,487
  Purchases of mortgage securities: available-for-sale......    (9,617)      (6,997)     (41,243)      (7,931)
  Principal payments on mortgage securities:
    available-for-sale......................................       522           83        1,171          213
  Net (increase) decrease in restricted cash................        30        3,620        1,793        7,930
  Investment in RWT Holdings, Inc., net of dividends
    received................................................        --           --           --       (9,900)
  (Loans) to RWT Holdings, Inc., net of repayments..........        --      (17,375)       6,500      (12,875)
  (Increase) decrease in receivable from RWT Holdings,
    Inc.....................................................        --         (121)         472          115
                                                              --------    ---------    ---------    ---------
      Net cash provided by (used in) investing activities...    70,397       48,848     (243,470)     239,039
                                                              --------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on short-term debt............    15,746      (68,280)    (431,176)    (403,105)
  Proceeds (costs) from issuance of long-term debt..........        --           --      375,844         (337)
  Repayments on long-term debt..............................   (79,101)     (72,501)    (172,658)    (310,207)
  Net proceeds from issuance of common stock................       381           --          426            1
  Repurchases of common stock...............................        --      (15,004)          --      (35,036)
  Dividends paid............................................    (4,197)        (687)     (10,831)      (2,059)
                                                              --------    ---------    ---------    ---------
      Net cash used in financing activities.................   (67,171)    (156,472)    (238,395)    (750,743)
                                                              --------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (1,854)     (35,075)     (12,825)     (24,200)
Cash and cash equivalents at beginning of period............     8,910       66,502       19,881       55,627
                                                              --------    ---------    ---------    ---------
Cash and cash equivalents at end of period..................  $  7,056    $  31,427    $   7,056    $  31,427
                                                              ========    =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 35,129    $  27,709    $ 104,045    $  95,271
                                                              ========    =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

NET INCOME PER SHARE

     Net income per share for the three and nine months ended September 30, 2000 and 1999 is shown in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                              -----------------------   ------------------------
                                                 2000         1999         2000         1999
                                              ----------   ----------   ----------   -----------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
NUMERATOR:
Numerator for basic and diluted earnings per
  share --
  Net income (loss) before preferred
     dividend...............................  $    5,559   $   (3,051)  $   13,292   $     6,685
  Cash dividends on Class B preferred
     stock..................................        (681)        (687)      (2,043)       (2,060)
                                              ----------   ----------   ----------   -----------
  Basic and Diluted EPS -- Net income (loss)
     available to common stockholders.......  $    4,878   $   (3,738)  $   11,249   $     4,625
                                              ----------   ----------   ----------   -----------
DENOMINATOR:
Denominator for basic earnings per share --
  Weighted average number of common shares
     outstanding during the period..........   8,789,996    9,481,418    8,788,127    10,090,305
  Net effect of dilutive stock options......     118,403       89,513       90,252        99,320
                                              ----------   ----------   ----------   -----------
Denominator for diluted earnings per
  share --..................................   8,908,399    9,570,931    8,878,379    10,189,625
                                              ==========   ==========   ==========   ===========
Net income per share -- basic...............  $     0.55   $    (0.39)  $     1.28   $      0.46
                                              ==========   ==========   ==========   ===========
Net income per share -- diluted.............  $     0.55   $    (0.39)  $     1.27   $      0.45
                                              ==========   ==========   ==========   ===========

COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income, requires the Company to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. In accordance with SFAS No. 130, current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At September 30, 2000 and December 31, 1999, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

RECENT ACCOUNTING PRONOUNCEMENT

     During March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 by expanding upon a number of issues not specifically addressed in the Opinion such as the definition of an employee for purposes of applying APB Opinion No. 25 and the accounting for modifications to a previously fixed stock option award. FIN 44 was effective July 1, 2000. The impact on the Company of adopting FIN 44 does not have a material effect on the operations of the Company.

NOTE 3. MORTGAGE ASSETS

     At September 30, 2000 and December 31, 1999, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid, or fixed-rate mortgage loans on residential and commercial properties. The hybrid

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. Agency mortgage securities ("Agency Securities") represent securitized interests in pools of adjustable-rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Agency Securities are guaranteed as to principal and interest by these United States government-sponsored entities. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

     At September 30, 2000 and December 31, 1999, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 7.76% and 7.00%, respectively, based on the reported cost of the assets. At September 30, 2000, 81% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 15% were hybrid mortgages, and 4% were fixed-rate mortgages. At December 31, 1999, 81% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 2% were fixed-rate mortgages. The coupons on 62% and 61% of the adjustable-rate Mortgage Assets were limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year) at September 30, 2000 and December 31, 1999, respectively. The majority of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At September 30, 2000 and December 31, 1999, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.89% and 11.64%, respectively.

     At September 30, 2000 and December 31, 1999, Mortgage Assets consisted of the following:

  Mortgage Loans: Residential

                                       SEPTEMBER 30, 2000                      DECEMBER 31, 1999
                               -----------------------------------    -----------------------------------
                               HELD-FOR-    HELD-FOR-                 HELD-FOR-    HELD-FOR-
                               INVESTMENT     SALE        TOTAL       INVESTMENT     SALE        TOTAL
                               ----------   ---------   ----------    ----------   ---------   ----------
                                                             (IN THOUSANDS)
Current Face.................  $1,169,363    $7,748     $1,177,111     $960,928    $412,456    $1,373,384
Unamortized Discount.........          --      (129)          (129)          --        (305)         (305)
Unamortized Premium..........      14,390        --         14,390       12,906       3,729        16,635
                               ----------    ------     ----------     --------    --------    ----------
Amortized Cost...............   1,183,753     7,619      1,191,372      973,834     415,880     1,389,714
Reserve for Credit Losses....      (5,573)       --         (5,573)      (5,125)         --        (5,125)
                               ----------    ------     ----------     --------    --------    ----------
Carrying Value...............  $1,178,180    $7,619     $1,185,799     $968,709    $415,880    $1,384,589
                               ==========    ======     ==========     ========    ========    ==========

     The Company recognized gains of $0.1 million and $0.0 million during the three and nine months ended September 30, 2000, respectively, as a result of LOCOM adjustments on residential mortgage loans held-for-sale. During both the three and nine months ended September 30, 1999, the Company recognized losses of $0.3 million and $0.2 million, respectively as a result of LOCOM adjustments on residential mortgage loans held-for-sale. The LOCOM adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. During the nine months ended September 30, 2000, the Company sold to Holdings a $380.5 million participation agreement on residential mortgage loans for proceeds of $380.5 million (see Note 12). Additionally, during the nine months ended September 30, 2000, the Company sold residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings, for proceeds of $17.1 million. Pursuant to the terms of the Master Forward Commitment Agreement, the mortgage loans were sold to RRF at the same price for which the Company acquired the mortgage loans (see Note 12). Accordingly, there were no LOCOM adjustments or gains on sales related to the RRF sales transactions. During the three and nine months ended September 30, 1999, the Company sold residential mortgage loans held-for-sale for proceeds of $71.5 million and $121.6 million, respectively.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     There were no sales of residential mortgage loans held-for-investment during the three and nine months ended September 30, 2000 and 1999.

  Mortgage Loans: Commercial

                                             SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                               HELD-FOR-SALE         HELD-FOR-SALE
                                             ------------------    -----------------
                                                         (IN THOUSANDS)
Current Face...............................       $32,746               $8,450
Unamortized Discount.......................          (438)                 (13)
                                                  -------               ------
Carrying Value.............................       $32,308               $8,437
                                                  =======               ======

     During the three and nine months ended September 30, 2000, the Company sold commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, for proceeds of $9.8 million and $35.1 million, respectively. To date, pursuant to the Master Forward Commitment Agreement, all commercial mortgage loans purchased or originated by the Company are sold to RCF at the same price for which the Company acquires or originates the commercial mortgage loans (see
Note 12). Accordingly, there are no LOCOM adjustments or gains on sales related to commercial mortgage loans.

     During the three and nine months ended September 30, 2000, the Company purchased commercial mortgage loans from RCF aggregating $9.6 million which were not subject to the terms of the Master Forward Commitment Agreement. The Company intends to hold these commercial loans through maturity. All such commercial mortgage loans purchased by the Company from RCF are purchased at the market price at the time of the sale. Any inter-company gains or losses recorded on the sale of the commercial mortgage loans from RCF to the Company are eliminated against the basis of the commercial mortgage loan purchased by the Company. During both the three and nine months ended September 30, 2000, Redwood's 99% interest of such gains recognized by Holdings was $0.1 million. The Company made no such purchases from RCF during the three and nine months ended September 30, 1999.

  Mortgage Securities: Residential

                                   SEPTEMBER 30, 2000                    DECEMBER 31, 1999
                           ----------------------------------    ----------------------------------
                                       AVAILABLE-                            AVAILABLE-
                           TRADING      FOR-SALE      TOTAL      TRADING      FOR-SALE      TOTAL
                           --------    ----------    --------    --------    ----------    --------
                                                        (IN THOUSANDS)
Current Face.............  $861,438     $109,172     $970,610    $934,360     $48,620      $982,980
Unamortized Discount.....    (1,498)     (35,662)     (37,160)     (3,548)    (16,444)      (19,992)
Unamortized Premium......    11,456           --       11,456      10,969          --        10,969
                           --------     --------     --------    --------     -------      --------
Amortized Cost...........   871,396       73,510      944,906     941,781      32,176       973,957
Reserve for Credit
  Losses.................        --         (444)        (444)         --        (829)         (829)
Gross Unrealized Gains...        --        1,226        1,226          --         166           166
Gross Unrealized
  Losses.................        --       (5,227)      (5,227)         --      (3,514)       (3,514)
                           --------     --------     --------    --------     -------      --------
Carrying Value...........  $871,396     $ 69,065     $940,461    $941,781     $27,999      $969,780
                           ========     ========     ========    ========     =======      ========
Agency...................  $630,274           --     $630,274    $576,480          --      $576,480
Non-Agency...............   241,122     $ 69,065      310,187     365,301     $27,999       393,300
                           --------     --------     --------    --------     -------      --------
Carrying Value...........  $871,396     $ 69,065     $940,461    $941,781     $27,999      $969,780
                           ========     ========     ========    ========     =======      ========

     For the three and nine months ended September 30, 2000, the Company recognized market value gains $2.3 million and $0.4 million on mortgage securities classified as trading, respectively. During the three and

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

nine months ended September 30, 1999, the Company recognized a market value loss of $2.3 million and a market value gain of $2.9 million on mortgage securities classified as trading, respectively. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. The Company did not sell any mortgage securities classified as trading during the three months ended September 30, 2000 and 1999. The Company sold mortgage securities classified as trading for proceeds of $77.3 million and $7.7 million during the nine months ended September 30, 2000 and 1999, respectively.

NOTE 4. RESERVE FOR CREDIT LOSSES

     The Reserve for Credit Losses is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses activity:

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    ------------------
                                                           2000       1999       2000       1999
                                                          -------    -------    -------    -------
                                                                       (IN THOUSANDS)
Balance at beginning of period..........................  $5,931     $5,494     $5,954     $4,973
Provision for credit losses.............................     240        416        487      1,132
Charge-offs.............................................    (154)      (132)      (424)      (327)
                                                          ------     ------     ------     ------
Balance at end of period................................  $6,017     $5,778     $6,017     $5,778
                                                          ======     ======     ======     ======

NOTE 5. U.S. TREASURY SECURITIES

     The Company did not hold any U.S. Treasury securities at September 30, 2000 or December 31, 1999. During the nine months ended September 30, 1999, the Company recognized market value losses of $3.3 million on U.S. Treasury securities and sold U.S. Treasury securities for proceeds of $90.5 million. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

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

     The components of the Bond Collateral are summarized as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Mortgage loans
  Residential: held-for-investment, net............   $1,178,180        $968,709
Restricted cash....................................        3,050           4,791
Accrued interest receivable........................        7,339           5,633
                                                      ----------        --------
                                                      $1,188,569        $979,133
                                                      ==========        ========

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 7. INTEREST RATE AGREEMENTS

     At September 30, 2000 and December 31, 1999, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

     For the three and nine months ended September 30, 2000, the Company recognized market value losses of $1.4 million and $2.1 million on Interest Rate Agreements classified as trading, respectively. During the three and nine months ended September 30, 1999, the Company recognized market value gains of $0.5 million and $2.1 million on Interest Rate Agreements classified as trading, respectively. The market value gains and losses are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

     The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments.

                                                NOTIONAL AMOUNTS                CREDIT EXPOSURE(A)
                                          -----------------------------    -----------------------------
                                          SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                              2000             1999            2000             1999
                                          -------------    ------------    -------------    ------------
                                                                  (IN THOUSANDS)
Interest Rate Options
  Purchased.............................   $1,677,300       $2,960,900            --               --
  Sold..................................           --               --            --               --
Interest Rate Swaps.....................       12,000          250,000        $2,194           $2,632
Interest Rate Futures and Forwards......      646,600          630,000           541              593
                                           ----------       ----------        ------           ------
          Total.........................   $2,335,900       $3,840,900        $2,735           $3,225
                                           ==========       ==========        ======           ======

---------------
(a) Reflects the fair market value of all cash and collateral of the Company held by counterparties.

     Interest Rate Options purchased (sold), which may include caps, floors, call and put corridors, options on futures, options on MBS forwards, and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment (receipt) of a premium when the contract is initiated. Purchased interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, purchased interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Purchased call (put) corridors will cause the Company to incur a gain to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a purchased call (put) corridor is equal to the up-front premium. Call (put) corridors that are sold will cause the Company to incur a loss to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. Such loss, if any, will, in part, be offset by upfront premium received. The maximum gain or loss on a call (put) corridor sold is determined at the time of the transaction by establishing a minimum (maximum) index rate. The Company will receive cash on the purchased options on futures/forwards if the futures/forward price exceeds (is below) the call (put) option strike price at the expiration of the option. For the written options on futures/forwards, the Company receives an up-front premium for selling the option, however, the Company will incur a loss on the written option if the futures/ forward price exceeds (is below) the call
(put) option strike price at the expiration of the option. Purchased receiver (payor) swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The maximum gain or loss on a receiver (payor) swaption is

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

established at the time of the transaction by establishing a minimum (maximum) index rate. The Company's credit risk on the purchased Options is limited to the carrying value of the Options agreements. The credit risk on options on futures is limited due to the fact that the exchange and its members are required to satisfy the obligations of any member that fails to perform.

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

     At September 30, 2000, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.66% and a weighted-average remaining maturity of 207 days. This debt was collateralized with $0.9 billion of Mortgage Assets. At December 31, 1999, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.22% and a weighted-average remaining maturity of 96 days. This debt was collateralized with $1.3 billion of Mortgage Assets.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     At September 30, 2000 and December 31, 1999, the Short-Term Debt had the following remaining maturities:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Within 30 days.....................................    $  3,005        $  163,394
30 to 90 days......................................          --           385,729
Over 90 days.......................................     819,384           704,442
                                                       --------        ----------
Total Short-Term Debt..............................    $822,389        $1,253,565
                                                       ========        ==========

     For the three and nine months ended September 30, 2000, the average balance of Short-Term Debt was $0.8 billion and $0.9 billion with a weighted-average interest cost of 6.80% and 6.47%, respectively. For the three and nine months ended September 30, 1999, the average balance of Short-Term Debt was $0.9 billion and $1.0 billion with a weighted-average interest cost of 5.50% and 5.22%, respectively. The maximum balance outstanding during both the nine months ended September 30, 2000 and 1999 was $1.3 billion.

     In March 2000, the Company entered into a $50 million revolving mortgage warehousing credit facility. The facility is intended to finance newly originated commercial mortgage loans. Holdings may borrow under this facility as a co-borrower. In September 2000, this facility was extended through August 2001 and was increased to $70 million. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may exceed the expiration date of the facility. At September 30, 2000, the Company and Holdings had outstanding borrowings of $4.3 million and $30.9 million, respectively, under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At September 30, 2000, the weighted average borrowing rate under this facility was 8.50%. The Company and Holdings were in compliance with all material representations, warranties and covenants under this credit facility at September 30, 2000.

     In July 2000, the Company renewed for one year, a $30 million master loan and security agreement with a Wall Street Firm. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was increased to $50 million. Holdings may borrow under this facility as a co-borrower. At September 30, 2000, the Company had outstanding borrowings of $7.3 million under this facility. Holdings had no outstanding borrowings under this facility at September 30, 2000. Borrowings under this facility bear interest based on a specified margin over LIBOR. At September 30, 2000, the weighted average borrowing rate under this facility was 8.12%. The Company and Holdings were in compliance with all material representations, warranties and covenants under this credit facility at September 30, 2000.

     In September 2000, the Company entered into two separate $30 million master repurchase agreements with a bank and a Wall Street Firm. These facilities are intended to finance residential mortgage-backed securities with lower than investment grade ratings. At September 30, 2000, the Company had outstanding borrowings of $27.2 million under these facilities. Borrowings under these facilities bear interest based on a specified margin over LIBOR. At September 30, 2000, the weighted average borrowing rate under these facilities was 7.60%. The Company was in compliance with all material representations, warranties and covenants under these credit facilities at September 30, 2000. In October 2000, the Company entered into a similar $20 million master repurchase agreement with another Wall Street Firm.

NOTE 9. LONG-TERM DEBT

     Long-Term Debt in the form of collateralized mortgage bonds is secured primarily by a pledge of residential mortgage loans (see Note 6). As required by the indentures relating to the Long-Term Debt, the

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

     The components of the Long-Term Debt at September 30, 2000 and December 31, 1999 along with selected other information are summarized below:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                     2000             1999
                                                --------------   --------------
                                                        (IN THOUSANDS)
Long-Term Debt................................      $1,148,685         $944,225
Unamortized premium on Long-Term Debt.........           3,191            3,881
Deferred bond issuance costs..................          (3,357)          (2,836)
                                                --------------   --------------
          Total Long-Term Debt................      $1,148,519         $945,270
                                                ==============   ==============
Range of weighted-average coupon rates, by
  series......................................  6.37% to 7.03%   6.21% to 6.88%
Stated maturities.............................     2017 - 2029      2017 - 2029
Number of series..............................               4                3

     For the three and nine months ended September 30, 2000, the average balance of Long-Term Debt was $1.2 billion and $1.1 billion, respectively. For the three and nine months ended September 30, 1999, the average balance of Long-Term Debt was $1.0 billion and $1.1 billion, respectively. For the three and nine months ended September 30, 2000, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.86% and 6.63%, respectively. The average effective interest cost for the three and nine months ended September 30, 1999 was 6.01% and 6.00%, respectively. At September 30, 2000 and December 31, 1999, accrued interest payable on Long-Term Debt was $3.2 million and $3.0 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying values and estimated fair values of the Company's financial instruments.

                                               SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                          ----------------------------    ----------------------------
                                          CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                          --------------    ----------    --------------    ----------
                                                                 (IN THOUSANDS)
Assets
  Mortgage Loans
     Residential: held-for-investment,
       net..............................    $1,178,180      $1,165,875       $968,709        $955,653
     Residential: held-for-sale.........    $    7,619      $    7,619       $415,880        $415,880
     Commercial: held-for-sale..........    $   32,308      $   32,308       $  8,437        $  8,437
  Mortgage Securities
     Residential: trading...............    $  871,396      $  871,396       $941,781        $941,781
     Residential: available-for-sale,
       net..............................    $   69,065      $   69,065       $ 27,999        $ 27,999
  Interest Rate Agreements..............    $      274      $      274       $  2,037        $  2,037
  Investment in RWT Holdings, Inc.......    $    2,019      $    2,308       $  3,391        $  3,675
Liabilities
  Long-Term Debt........................    $1,148,519      $1,137,602       $945,270        $928,449

     The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 11. STOCKHOLDERS' EQUITY

  Class B 9.74% Cumulative Convertible Preferred Stock

     On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. In the event of a liquidation or dissolution of the Company, the liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. As of September 30, 2000 and December 31, 1999, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.

     In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. There were no preferred stock repurchases during the three and nine months ended September 30, 2000 and 1999. At September 30, 2000 and December 31, 1999, there were 142,550 shares available for repurchase. At September 30, 2000 and December 31, 1999 there were 902,068 preferred shares outstanding.

  Stock Option Plan

     The Company has adopted a Stock Option Plan for executive officers, employees, and non-employee directors (the "Plan"). The Plan authorizes the Board of Directors (or a committee appointed by the Board of

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

     The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At September 30, 2000 and December 31, 1999, 545,145 and 283,975 shares of Common Stock, respectively, were available for grant. Of the shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At September 30, 2000 and December 31, 1999, 322,303 and 389,942 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

     The Company's Plan permits certain stock options granted under the plan to accrue stock DERs. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's dividends and on the price of the stock on the related dividend payment date. For the three and nine months ended September 30, 2000, the stock DERs accrued on NQSOs that had a stock DER feature resulted in charges to operating expenses of approximately $0.1 million and $0.2 million, respectively. For both the three and nine months ended September 30, 1999, the stock DERs accrued on NQSOs resulted in a credit to operating expenses of $0.0 million and $0.1 million, respectively.

     A summary of the status of the Company's Plan as of September 30, 2000 and changes during the periods ending on that date is presented below.

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   ---------------------    ---------------------
                                                                WEIGHTED                 WEIGHTED
                                                                AVERAGE                  AVERAGE
                                                                EXERCISE                 EXERCISE
                                                    SHARES       PRICE       SHARES       PRICE
                                                   ---------    --------    ---------    --------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Outstanding options at beginning of period.......  1,485,573     $22.60     1,713,836     $21.97
  Options granted................................      1,500     $15.15        29,500     $13.63
  Options exercised..............................    (19,980)    $15.05       (26,014)    $12.26
  Options canceled...............................    (44,783)    $28.98      (302,944)    $18.96
  Stock dividend equivalent rights earned........      4,340         --        12,274         --
                                                   ---------                ---------
Outstanding options at end of period.............  1,426,650     $22.43     1,426,652     $22.43
                                                   =========                =========

  Common Stock Repurchases

     Since September 1997, the Company's Board of Directors has approved the repurchase of 7,455,000 shares of the Company's Common Stock. At September 30, 2000 and December 31, 1999, there were 1,000,000 shares authorized and remaining for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 12. RELATED PARTY TRANSACTIONS

  Purchases and Sales of Mortgage Loans

     During the three and nine months ended September 30, 2000, the Company sold $9.8 million and $35.1 million of commercial mortgage loans to RCF, respectively. For the three and nine months ended September 30, 1999, the Company sold $24 million and $32 million of commercial mortgage loans to RCF, respectively. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RCF at the same price for which the Company acquired the mortgage loans. At September 30, 2000, under the terms of the Master Forward Commitment Agreement, the Company had committed to sell $22.7 million of commercial mortgage loans to RCF for settlement during the fourth quarter of 2000.

     During the three and nine months ended September 30, 2000, the Company purchased commercial mortgage loans from RCF aggregating $9.6 million which were not subject to the terms of the Master Forward Commitment Agreement. The Company intends to hold these commercial loans through maturity. All such commercial mortgage loans purchased by the Company from RCF are purchased at the market price at the time of the sale. Accordingly, any inter-company gains or losses recorded on the sale of the commercial mortgage loans from RCF to the Company are eliminated against the basis of the commercial mortgage loan purchased by the Company. During both the three and nine months ended September 30, 2000, Redwood's 99% interest of such gains recognized by Holdings was $0.1. The Company made no such purchases from RCF during the three and nine months ended September 30, 1999.

     During the nine months ended September 30, 2000, the Company sold $17.1 million of residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings. The Company had no such sales during the three months ended September 30, 2000. Pursuant to the Master Forward Commitment Agreement, the Company sold the mortgage loans to RRF at the same price for which the Company acquired the mortgage loans. During the three and nine months ended September 30, 1999, the Company sold $47.0 million of residential mortgage loans to RRF. As RRF ceased operations in 1999, there were no remaining outstanding commitments at September 30, 2000.

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

  Other

     Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance Holdings' operations. These loans are unsecured, subordinated, and are repaid within six months. Such loans bear interest at a rate of 3.50% over the one-month LIBOR. There were no outstanding loans to Holdings at September 30, 2000. At December 31, 1999, the Company had loaned $6.5 million to Holdings in accordance with the provisions of this arrangement. During both the nine months ended September 30, 2000, the Company earned $0.1 million in interest on loans to Holdings. The Company earned $0.3 million and $0.7 million in interest on loans to Holdings during the three and nine months ended September 30, 1999, respectively.

     The Company shares many of the operating expenses of Holdings, including personnel and related expenses, which are subject to reimbursement by Holdings. During the three and nine months ended

                       REDWOOD TRUST, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

September 30, 2000, $0.1 million and $0.2 million of Holdings' operating expenses were paid by the Company, and were subject to reimbursement by Holdings. During the three and nine months ended September 30, 1999, the Company paid $1.2 million and $2.7 million of Holdings' operating expenses, respectively.

     The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At September 30, 2000 and December 31, 1999, the Company was providing credit support on $30.9 million and $22.4 million of Holdings' Short-Term Debt. During both the three and nine months ended September 30, 2000 and 1999, the Company recognized approximately $0.1 million in credit support fee income. Credit support fees are reflected as a component of "Other Income" on the Consolidated Statements of Operations.

NOTE 13. COMMITMENTS AND CONTINGENCIES

     At September 30, 2000, the Company had entered into commitments to sell $22.7 million of commercial mortgage loans to RCF for settlement during the fourth quarter of 2000.

     At September 30, 2000, the Company is obligated under non-cancelable operating leases with expiration dates through 2003. The total future minimum lease payments under these non-cancelable leases is $352,367 and is expected to be recognized as follows: 2000 -- $83,364; 2001 -- $171,856; 2002 -- $53,546;
2003 -- $43,601.

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
Mortgage loans: held-for sale
  Commercial................................................     $32,333         $29,605
  Residential...............................................          --           4,399
                                                                 -------         -------
                                                                  32,333          34,004
Cash and cash equivalents...................................       1,441           1,999
Restricted cash.............................................       1,387              50
Accrued interest receivable.................................         287           1,520
Property, equipment and leasehold improvements, net.........          86             299
Other assets................................................         255           1,081
                                                                 -------         -------
          Total Assets......................................     $35,789         $38,953
                                                                 =======         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Short-term debt.............................................     $30,903         $22,427
Loans from Redwood Trust, Inc...............................          --           6,500
Payable to Redwood Trust, Inc...............................          --             472
Accrued interest payable....................................         232             831
Accrued restructuring charges...............................         876           4,039
Accrued expenses and other liabilities......................       1,739           1,259
                                                                 -------         -------
          Total Liabilities.................................      33,750          35,528
                                                                 -------         -------
Commitments and contingencies (See Note 10)
STOCKHOLDERS' EQUITY
Series A preferred stock, par value $0.01 per share; 10,000
  shares authorized; 5,940 issued and outstanding ($5,940
  aggregate liquidation preference).........................      29,700          29,700
Common stock, par value $0.01 per share; 10,000 shares
  authorized; 3,000 issued and outstanding..................          --              --
Additional paid-in capital..................................         300             300
Accumulated deficit.........................................     (27,961)        (26,575)
                                                                 -------         -------
          Total Stockholders' Equity........................       2,039           3,425
                                                                 -------         -------
          Total Liabilities and Stockholders' Equity........     $35,789         $38,953
                                                                 =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      -------------------    -------------------
                                                       2000        1999       2000        1999
                                                      -------    --------    -------    --------
REVENUES
  Interest income
     Mortgage loans: held-for-sale
     Commercial.....................................  $1,032     $   451     $ 2,167    $    774
     Residential....................................      --         350          69         657
                                                      ------     -------     -------    --------
                                                       1,032         801       2,236       1,431
     Mortgage securities: trading...................      --         367          --       1,021
     Cash and cash equivalents......................      29          79         110         295
                                                      ------     -------     -------    --------
          Total interest income.....................   1,061       1,247       2,346       2,747
  Interest expense
     Short-term debt................................    (828)       (507)     (1,624)     (1,111)
     Credit support fees............................     (34)        (31)        (70)        (72)
     Loans from Redwood Trust, Inc..................      (3)       (336)       (108)       (691)
                                                      ------     -------     -------    --------
          Total interest expense....................    (865)       (874)     (1,802)     (1,874)
     Net interest income............................     196         373         544         873
     Net unrealized and realized market value gains
       (losses).....................................      64        (531)         57          84
     Other income (expense).........................      --          --          --          48
                                                      ------     -------     -------    --------
     Net revenues...................................     260        (158)        601       1,005
EXPENSES
     Compensation and benefits......................    (297)     (2,534)     (1,276)     (7,346)
     General and administrative.....................    (239)     (1,512)       (711)     (4,167)
     Restructuring charge...........................      --      (2,210)         --      (2,210)
                                                      ------     -------     -------    --------
          Total expenses............................    (536)     (6,256)     (1,987)    (13,723)
                                                      ------     -------     -------    --------
Net Loss............................................  $ (276)    $(6,414)    $(1,386)   $(12,718)
                                                      ======     =======     =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                    SERIES A
                                 PREFERRED STOCK       COMMON STOCK      ADDITIONAL
                                -----------------    ----------------     PAID-IN      ACCUMULATED
                                SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL        DEFICIT      TOTAL
                                ------    -------    ------    ------    ----------    -----------    ------
Balance, December 31, 1999....  5,940     $29,700    3,000      $--         $300        $(26,575)     $3,425
                                -----     -------    -----      ---         ----        --------      ------
Comprehensive income:
  Net loss....................     --          --       --       --           --            (574)       (574)
                                -----     -------    -----      ---         ----        --------      ------
Balance, March 31, 2000.......  5,940      29,700    3,000       --          300         (27,149)      2,851
                                -----     -------    -----      ---         ----        --------      ------
Comprehensive income:
  Net loss....................     --          --       --       --           --            (536)       (536)
                                -----     -------    -----      ---         ----        --------      ------
Balance, June 30, 2000........  5,940     $29,700    3,000      $--         $300        $(27,685)     $2,315
                                -----     -------    -----      ---         ----        --------      ------
Comprehensive income:
  Net loss....................     --          --       --       --           --            (276)       (276)
                                -----     -------    -----      ---         ----        --------      ------
Balance, September 30, 2000...  5,940     $29,700    3,000      $--         $300        $(27,961)     $2,039
                                =====     =======    =====      ===         ====        ========      ======

  The accompanying notes are an integral part of these consolidated financial statements.

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                         --------------------    ----------------------
                                                           2000        1999        2000         1999
                                                         --------    --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $   (276)   $ (6,414)   $  (1,386)   $ (12,718)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.....................        11         267           28          464
     Net unrealized and realized market value (gains)
       losses..........................................       (64)        531          (57)         (84)
     Purchases of mortgage loans: held for sale........   (22,705)    (79,178)    (460,543)    (231,359)
     Proceeds from sales of mortgage loans: held for
       sale............................................    32,881      49,993      462,026       94,009
     Principal payments on mortgage loans: held for
       sale............................................        37         472          250        1,280
     Purchases of mortgage securities: trading.........        --      (4,619)          --       (4,619)
     Proceeds from sales of mortgage securities:
       trading.........................................        --      44,969           --       99,488
     Principal payments on mortgage securities:
       trading.........................................        --       1,206           --        3,549
     (Increase) decrease in accrued interest
       receivable......................................       (14)       (224)       1,233         (289)
     (Increase) decrease in other assets...............      (143)      1,239          821          821
     Increase (decrease) in amounts due to Redwood
       Trust...........................................        --         121         (472)        (115)
     Increase (decrease) in accrued interest payable...       (54)         --         (599)          --
     Increase (decrease) in accrued restructuring
       charges.........................................      (250)      1,362       (3,163)       1,362
     Increase (decrease) in accrued expenses and other
       liabilities.....................................      (328)         17          480          747
                                                         --------    --------    ---------    ---------
          Net cash provided by (used in) operating
            activities.................................     9,095       9,742       (1,382)     (47,464)
                                                         --------    --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of property and equipment, net.....        (4)       (567)         185       (2,849)
  Net increase in restricted cash......................       426          --       (1,337)          --
                                                         --------    --------    ---------    ---------
          Net cash used in investing activities........       422        (567)      (1,152)      (2,849)
                                                         --------    --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of short-term debt (net of
     repayments).......................................   (10,731)    (33,896)       8,476       19,207
  Loans from Redwood Trust, Inc. (net of repayments)...        --      17,375       (6,500)      12,875
  Net proceeds from issuance of preferred stock........        --          --           --        9,900
  Net proceeds from issuance of common stock...........        --          --           --          100
                                                         --------    --------    ---------    ---------
          Net cash provided by (used in) financing
            activities.................................   (10,731)    (16,521)       1,976       42,082
                                                         --------    --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents...    (1,214)     (7,346)        (558)      (8,231)
Cash and cash equivalents at beginning of period.......     2,655       8,826        1,999        9,711
                                                         --------    --------    ---------    ---------
Cash and cash equivalents at end of period.............  $  1,441    $  1,480    $   1,441    $   1,480
                                                         ========    ========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest expense.......................  $    919    $    822    $   2,401    $   1,769
  Non-cash transaction:
     Securitization of mortgage loans into mortgage
       securities......................................  $     --    $     --    $      --    $  98,290
                                                         ========    ========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K filed by Redwood Trust for the year ended December 31, 1999.

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

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

  Mortgage Securities: Trading

     Prior to 2000, Holdings invested in residential mortgage securities. These mortgage securities were classified as trading and were accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities were recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities were recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Holdings did not own any mortgage securities at September 30, 2000 or December 31, 1999.

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

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income, requires Holdings to classify items of "other comprehensive income" by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of September 30, 2000, there was no other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENT

     During March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 by expanding upon a number of issues not specifically addressed in the Opinion such as the definition of an employee for purposes of applying APB Opinion No. 25 and the accounting for modifications to a previously fixed stock option award. FIN 44 was effective July 1, 2000. The impact on Holdings of adopting FIN 44 does not have a material impact on the operating results of Holdings.

NOTE 3. MORTGAGE ASSETS

     At September 30, 2000 and December 31, 1999 Mortgage Assets consisted of the following:

  Mortgage Loans: Held-for-Sale

                                        SEPTEMBER 30,             DECEMBER 31, 1999
                                            2000         ------------------------------------
                                         COMMERCIAL      RESIDENTIAL    COMMERCIAL     TOTAL
                                        -------------    -----------    ----------    -------
                                                                    (IN THOUSANDS)
Current Face..........................     $33,303         $4,995        $30,324      $35,319
Unamortized Discount..................        (971)          (596)          (719)      (1,315)
                                           -------         ------        -------      -------
Carrying Value........................     $32,333         $4,399        $29,605      $34,004
                                           =======         ======        =======      =======

     Holdings recognized losses of $0.2 million during the nine months ended September 30, 2000, as a result of LOCOM adjustments on mortgage loans held-for-sale. No such losses were recognized by Holdings during the three months ended September 30, 2000. Additionally, during the three and nine months ended September 30, 2000, Holdings sold residential and commercial mortgage loans for proceeds of $32.9 million and $462.0 million, resulting in net gains of $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 1999, Holdings recognized $0.9 million and $1.1 million in LOCOM loss adjustments on mortgage loans held-for-sale and sold mortgage loans held-for-sale for proceeds of $50 million and $94 million, respectively. The LOCOM adjustments and gains on sale are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

  Mortgage Securities: Trading

     Holdings did not own any mortgage securities at September 30, 2000 or December 31, 1999. For the three and nine months ended September 30, 1999, Holdings recognized a mark-to-market loss of $0.6 million and a mark-to-market gain of $0.1 million, respectively, on mortgage securities classified as trading. This gain is reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Also during the three and nine months ended September 30, 1999, Holdings sold mortgage securities classified as trading for proceeds of $45 million and $99 million, respectively.

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 4. SHORT-TERM DEBT

     Holdings has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of Holdings' mortgage loans.

     At September 30, 2000, and December 31, 1999, Holdings had $30.9 million and $22.4 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 8.50% and 7.02%, respectively. The average balance of Short-Term Debt outstanding during the three and nine months ended September 30, 2000 was $38 million and $26 million with a weighted-average interest cost of 8.50% and 8.21%, respectively. The maximum balance outstanding during both the three and nine months ended September 30, 2000 was $44.1 million. During the three and nine months ended September 30, 1999, the average balance of Short-Term Debt outstanding was $35 million and $27 million with a weighted-average interest cost of 5.77% and 5.42%, respectively. The maximum balance outstanding during the three and nine months ended September 30, 1999 was $53 million and $89 million, respectively.

     In March 2000, the Redwood Trust entered into a $50 million revolving mortgage warehousing credit facility. The facility is intended to finance newly originated commercial mortgage loans. Holdings may borrow under this facility as a co-borrower. In September 2000, this facility was extended through August 2001 and was increased to $70 million. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may exceed the expiration date of the facility. At September 30, 2000, the Redwood Trust and Holdings had outstanding borrowings of $4.3 million and $30.9 million, respectively, under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At September 30, 2000, the weighted average borrowing rate under this facility was 8.50%. Redwood Trust and Holdings were in compliance with all material representations, warranties and covenants under this credit facility at September 30, 2000.

     In July 2000, the Redwood Trust renewed for one year, a $30 million master loan and security agreement with a Wall Street Firm. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was increased to $50 million. Holdings may borrow under this facility as a co-borrower. At September 30, 2000, the Company had outstanding borrowings of $7.3 million under this facility. Holdings had no outstanding borrowings under this facility at September 30, 2000. Borrowings under this facility bear interest based on a specified margin over LIBOR. At September 30, 2000, the weighted average borrowing rate under this facility was 8.12%. The Redwood Trust and Holdings were in compliance with all material representations, warranties and covenants under this credit facility at September 30, 2000.

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

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

assets included software developed for use at RRF and certain fixed assets at both subsidiaries. The following table provides a summary of the primary components of the restructuring liability.

                                                        TOTAL REMAINING LIABILITY
                                                       ----------------------------
                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2000            1999
                                                       -------------   ------------
                                                              (IN THOUSANDS)
Payroll, severance, and termination benefits.........      $311           $2,431
Lease and other commitments..........................       404            1,068
Other................................................       161              540
                                                           ----           ------
          Total......................................      $876           $4,039
                                                           ====           ======

     Holdings expects to pay the majority of the remaining restructuring costs during the year 2000. The liability for restructuring costs is reflected as "Accrued restructuring charges" on the Consolidated Balance Sheets.

NOTE 6. INCOME TAXES

     The provision for income taxes for the three and nine months ended September 30, 2000 and 1999 is $3,200 and represents minimum California franchise taxes. No additional tax provision has been recorded for the three and nine months ended September 30, 2000, as Holdings reported a loss in each of the periods. Due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. That is, a valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at September 30, 2000 and December 31, 1999. At September 30, 2000 and December 31, 1999, the deferred tax assets and associated valuation allowances were approximately $9.4 million and $8.9 million, respectively. At December 31, 1999 Holdings had net operating loss carryforwards of approximately $19.5 million for federal tax purposes, and $9 million for state tax purposes. The federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2019, while the largest portion of the state loss carryforwards expire between 2003 and 2004.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying values and estimated fair values of Holdings' financial instruments at September 30, 2000 and December 31, 1999.

                                                 SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                            ----------------------------    ----------------------------
                                            CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                            --------------    ----------    --------------    ----------
                                                                   (IN THOUSANDS)
Assets
  Mortgage loans: held-for-sale
     Commercial...........................     $32,333         $32,623         $29,605         $29,876
     Residential..........................          --              --         $ 4,399         $ 4,415

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

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

NOTE 9. RELATED PARTY TRANSACTIONS

  Purchases and Sales of Mortgage Loans

     During the three and nine months ended September 30, 2000, RCF purchased $9.8 million and $35.1 million of commercial mortgage loans from Redwood Trust, respectively. For the three and nine months ended September 30, 1999, RCF purchased $24 million and $32 million of commercial mortgage loans from Redwood Trust, respectively. Pursuant to the Master Forward Commitment Agreement, RCF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. At September 30, 2000, under the terms of the Master Forward Commitment Agreement, Redwood Trust had committed to sell $22.7 million of commercial mortgage loans to RCF for settlement during the fourth quarter of 2000.

     During the three and nine months ended September 30, 2000, RCF sold commercial mortgage loans aggregating $9.6 million to Redwood Trust which were not subject to the terms of the Master Forward Commitment Agreement. All such commercial mortgage loans sold by RCF to Redwood Trust are sold at the market price at the time of the sale. Accordingly, any inter-company gains or losses recorded on the sale of the commercial mortgage loans by RCF to Redwood Trust are recorded on the Holdings' Statements of Operations under "net unrealized and realized market value gains (losses)." Such gains or losses are eliminated on the Redwood Trust Statements of Operations against the basis of the asset held by Redwood Trust. During both the three and nine months ended September 30, 2000, the gains recognized by Holdings on the sale of RCF assets were $0.1 million. No such sales were made by the RCF during the three and nine months ended September 30, 1999.

     During the nine months ended September 30, 2000, RRF purchased $17.1 million of residential mortgage loans from Redwood Trust, respectively. No such purchases were made during the three months ended September 30, 2000. For both the three and nine months ended September 30, 1999, RRF purchased $47.0 million of residential mortgage loans from Redwood Trust. Pursuant to the Master Forward Commitment Agreement, RRF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. As RRF ceased operations in 1999, there were no remaining outstanding commitments at September 30, 2000.

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

                      RWT HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

  Other

     Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance Holdings' operations. These loans are unsecured, subordinated, and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR interest rate. Holdings had no outstanding loans from Redwood Trust at September 30, 2000. At December 31, 1999, Holdings had borrowed $6.5 million from Redwood Trust in accordance with the provisions of this arrangement. During the three and nine months ended September 30, 2000, Holdings incurred $0.0 million and $0.1 million in interest expense on loans from Redwood Trust, respectively. Holdings incurred $0.3 million and $0.7 million in interest expense on loans from Redwood Trust during the three and nine months ended September 30, 1999.

     Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to reimbursement by Holdings. During the three and nine months ended September 30, 2000, $0.1 million and $0.2 million of Holdings' operating expenses were paid by Redwood Trust, and were subject to reimbursement by Holdings, respectively. During the three and nine months ended September 30, 1999, $1.2 million and $2.7 million, respectively, of Holdings' operating expenses were paid by Redwood Trust.

     Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. At September 30, 2000 and December 31, 1999, Redwood Trust was providing credit support on $30.9 million and $22.4 million of Holdings' Short-Term Debt, respectively. During the three and nine months ended September 30, 2000 and 1999, Holdings recognized approximately $0.0 million and $0.1 million in credit support fee expense, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     At September 30, 2000, RCF is obligated under non-cancelable operating leases with expiration dates through 2004. The total future minimum lease payments under these non-cancelable leases is $327,338 and is expected to be recognized as follows: 2000 -- $26,536; 2001 -- $91,470; 2002 -- $76,672;
2003 -- $78,972; 2004 -- $53,688.

     At September 30, 2000, RCF had entered into commitments to purchase $22.7 million of commercial mortgage loans from Redwood Trust for settlement during the fourth quarter of 2000.

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

COMPANY OVERVIEW

     Redwood Trust is a real estate finance company. We acquire, originate, finance, structure, and manage residential and commercial mortgages representing interests in real estate property nationwide.

     To build our residential loan portfolio, we acquire loans from large high-quality origination companies. In addition, we also buy residential loan portfolios from banks. The commercial mortgage loans that we own have been originated by our commercial mortgage origination affiliate.

     Our business strategy is to actively manage our portfolio by monitoring and working out any credit issues, by managing the effective terms of our assets and our liabilities, and by changing our portfolio mix as opportunities arise or risks develop.

     As a key part of our strategy, we focus on high-quality mortgages. We do not plan to invest in loans (or below-investment grade securities backed by loans) that are made to lower-quality borrowers or that otherwise have significant credit risk characteristics. As a result of this emphasis on high-quality assets, our credit losses to date have been minor.

     Our revenues consist primarily of interest income generated from our real estate mortgage assets. Our profit consists of these revenues less interest, credit, and operating expenses. Since we are a Real Estate Investment Trust
(REIT), we generally do not pay corporate taxes on our profits. As a REIT, we distribute each year a high percentage of the profits that we generate to shareholders in the form of quarterly dividend payments.

     Redwood's primary goal is to generate high-quality cash flows from high-quality assets in order to provide a steady and growing stream of dividends to our shareholders.

     For more information, please visit Redwood's Web site at www.redwoodtrust.com.

SIGNIFICANT ASPECTS OF THE THIRD QUARTER AND YEAR-TO-DATE 2000

     In 2000, we paid a common stock dividend of $0.35 per share in the first quarter, $0.40 per share in the second quarter, and $0.42 per share in the third quarter.

     In the third quarter of 2000, our net income was $4.9 million, or $0.55 per share. In the second quarter of 2000, our net income was $3.1 million, or $0.35 per share. In the third quarter of 1999, our net income was negative $3.7 million, or negative $0.39 per share. For the first nine months of 2000, our net income was $11.2 million, or $1.27 per share. For the first nine months of 1999, our net income was $4.6 million, or $0.45 per share.

     We believe that core earnings -- earnings from on-going operations before mark-to-market -- reflects Redwood's on-going earnings, cash flow generation, and dividend-paying ability. Core earnings for the third quarter were $4.0 million, or $0.45 per share. Core earnings per share increased by 32% from the $0.34 per share we earned in the third quarter of 1999. Core earnings for the first nine months of 2000 were

$13.0 million, or $1.46 per share. Year-to-date 2000 core earnings increased by 20% from the $1.22 per share we earned in the first nine months of 1999.

     Core earnings for the third quarter of 2000 were somewhat lower than the $0.51 per share we earned in each of the first two quarters of 2000. An increase in mortgage prepayment rates (typical for the summer months) and the temporary effect of rapid increases in short-term interest rates reduced our net interest income earnings from quarter to quarter.

     Our credit results remain excellent. In the third quarter of 2000, our loan delinquency rates dropped and we had no loan losses. Loan losses to date for the year 2000 total $37,000, and loan losses in the mortgage pools that back our mortgage securities remain well below our original expectations. The annualized credit loss rate on our loan portfolio in 2000 has been less than one basis point (0.004%). Our credit reserve at the end of the third quarter of $6.0 million represented 0.49% of our loan portfolio.

FINANCIAL CONDITION

     At September 30, 2000, we owned $1.2 billion mortgage loans and $0.9 billion mortgage securities. Our total assets were $2.2 billion. We financed these assets with $0.8 billion of recourse short-term debt, $1.1 billion of non-recourse long-term debt, and $211 million of preferred and common equity.

     As reported on our third quarter 2000 balance sheet, our equity-to-assets ratio was 9.6% and our debt-to-equity ratio was 9.4 to 1.0. Nearly $1.2 billion of the assets and liabilities consolidated on our reported balance sheet, however, are owned by our Sequoia subsidiary. Sequoia is a special purpose entity designed to allow Redwood to issue long-term debt that is non-recourse to Redwood itself. Redwood's net investment in Sequoia is $38 million. Since Sequoia's debts are payable only by Sequoia, Redwood's total risk related to Sequoia's assets and liabilities is limited to its $38 million investment. Adjusting for the non-recourse nature of the Sequoia assets and debt that are reported on Redwood's balance sheet, at September 30, 2000 Redwood owned total assets-at-risk of $1.0 billion funded with $0.8 billion of recourse debt and $0.2 billion of equity. The ratio of equity-to-risk-assets was 20.0%. The ratio of recourse-debt-to-equity was 3.9 to 1.0.

     At December 31, 1999, we owned $1.4 billion mortgage loans and $1.0 billion mortgage securities. Our total assets were $2.4 billion. We financed these assets with $1.3 billion of recourse short-term debt, $0.9 billion of non-recourse long-term debt, and $210 million of preferred and common equity. Our equity-to-assets ratio was 8.7% and our debt -to-equity ratio was 10.5 to
1.0. Adjusting for Sequoia, we owned total assets at risk of $1.5 billion funded with $1.3 billion of recourse debt and $0.2 billion of equity. The ratio of equity-to-risk-assets was 14.3%. The ratio of recourse-debt-to-equity was 6.0 to 1.0.

     The increase in long-term debt and reduction in short-term debt from December 31, 1999 to September 30, 2000 was the result of our issuance of non-recourse long-term debt in the first quarter of 2000.

  Mortgage Assets

     Mortgage Loans

     Aspects of our loan portfolio are detailed in the paragraphs below. To summarize, at September 30, 2000 we owned $1.2 billion mortgage loans representing 56% of our total mortgage asset portfolio. Residential mortgage loans were 97% of our mortgage loan portfolio and commercial mortgage loans were 3%. Within our residential mortgage loan portfolio, 72% were adjustable-rate mortgages with coupon rates that adjust to market conditions at least annually and 28% were hybrid-coupon mortgages that are fixed rate on average for two years and then become adjustable-rate.

     At September 30, 2000, $852 million carrying value, or 39% of our total mortgage asset portfolio, were high-quality residential mortgage loans with adjustable-rate coupons with a principal value of $842 million. Our carrying value of these loans, after $3.2 million of credit reserves, was 101.17% of the face or principal value of the loans. At December 31, 1999, we owned $993 million carrying value of these loans, or 42% of our portfolio, at a carrying value of 101.21% of the $981 million principal value (net of a $2.8 million credit reserve). Seriously delinquent loans (over 90 days delinquent, in foreclosure, or REO) in this portion of our portfolio were $3.5 million at September 30, 2000 and $3.4 million at December 31, 1999.

     At September 30, 2000, $334 million carrying value and principal value, or 15% of our total mortgage asset portfolio, were high-quality residential mortgage loans with hybrid coupons. Our hybrid mortgage loans have an initial fixed coupon rate for three to ten years followed by annual coupon adjustments. On average, these loans become floating-rate in December 2002. This portion of our portfolio is matched to the $326 million of amortizing non-recourse long-term debt we have issued that is fixed-rate debt until December 2002. Our carrying value of these loans, after $2.4 million of credit reserves, was 99.76% of the $335 million face value. At December 31, 1999 we owned $391 million carrying value of these loans, or 17% of our total portfolio, at a carrying value of 99.84% of the $392 million principal value (net of a $2.3 million credit reserve). Seriously delinquent loans in this portion of our portfolio were $0.8 million at September 30, 2000 and $1.3 million at December 31, 1999.

     We generally seek to acquire residential mortgage loans that are high-quality, that have loan balances significantly larger than national averages, and that are geographically diverse. At September 30, 2000, our total residential loan portfolio consisted of 3,804 loans, with an average loan size of $309,400. The geographic distribution was California 25%, Florida 9%, New York 8%, New Jersey 5%, Texas 5%, and Georgia 5%. The remaining 43% were in other states located throughout the country, with no one of these states representing greater than 5% of the total. At December 31, 1999, we owned 4,366 loans with an average loan size of $315,700. The geographic distribution was California 26%, Florida 9%, New York 8%, New Jersey 5%, Texas 5%, and Georgia 5%. The remaining 42% were in other states located throughout the country, with no one of these states representing greater than 5% of the total.

     At September 30, 2000, $32.3 million carrying value, or 1.5% of our total mortgage asset portfolio, were commercial mortgage loans originated by our affiliated commercial mortgage origination unit. These loans had a principal value $32.7 million and were carried on our books at 98.66% of principal value. These loans had an average size of $4.1 million and all the underlying properties were located in California, New Jersey or Texas. At December 31, 1999, we owned $8.4 million carrying value of commercial mortgage loans, or 0.4% of our portfolio, at a carrying value of 99.85% of principal value. These loans had an average size of $2.8 million and all the underlying properties were located in California. Generally, these loans are shorter-term bridge or transition loans to high-quality borrowers on a variety of types on income-producing properties. We expect that most of these loans will pre-pay or mature within three years. Most of these loans have floating-rate coupons.

     In addition to the commercial loans reported on our balance sheet, our 99%-owned unconsolidated affiliate (Holdings) also owned similar commercial mortgage loans originated by our commercial origination affiliate of $32.3 million at September 30, 2000 and $29.6 million at December 31, 1999.

     We have sold some of our originated commercial mortgage loans to banks and other finance companies; we may make further sales in the future.

     Mortgage Securities

     Aspects of our mortgage securities portfolio are detailed in the paragraphs below. To summarize, at September 30, 2000 we owned $0.9 billion mortgage securities representing 44% of our total mortgage asset portfolio. All of these securities represented interests in pools of residential mortgage loans. Of these securities, 93% were rated BBB or higher by credit rating agencies. A substantial majority of these were rated AAA. Securities with coupon rates that adjust to market conditions at least once per year represented 89% of the securities portfolio. Securities that have fixed rate coupons for 1 to 5 years (and then either adjust or mature) represented 3% of the securities portfolio. The remainder, 8%, had fixed rate coupons for longer than 5 years.

     At September 30, 2000, 29% of our total mortgage asset portfolio, or $624 million carrying value with a principal value of $615 million, consisted of residential mortgage securities issued and credit-enhanced by Fannie Mae or Freddie Mac and effectively rated "AAA". The majority of these securities, $613 million or 99%, were adjustable-rate securities with the remaining 1% fixed-rate securities. The carrying value of these securities was 101.62% of principal value. At December 31, 1999, we owned $575 million carrying value of these securities, or 24% of our portfolio, at a carrying value of 101.73% of the $565 million principal value.

     At September 30, 2000, 9% of our total mortgage asset portfolio, or $197 million carrying and $196 principal value, consisted of adjustable-rate residential mortgage securities issued by private-label security issuers. These securities were credit-enhanced through subordination or other means and were rated "AAA" or "AA". The carrying value of these securities was 100.44% of face value. At December 31, 1999, we owned $291 million carrying value and principal value of these securities, or 12% of our portfolio, at a carrying value of 99.86%.

     At September 30, 2000, 3% of our mortgage asset portfolio, or $69 million carrying value with a principal value of $109 million, consisted of lower-rated, residential mortgage securities issued by private-label security issuers. Due to their subordinated status, these securities bore some degree of credit risk and were rated "A" or below. The loans underlying these securities are, with minor exceptions, high-quality loans. The carrying value of these securities, after $0.4 million of credit reserves, was 65.28% of face value. At December 31, 1999, we owned $28 million carrying value of these securities, or 1% of our portfolio, at a carrying value, after credit reserves, of 57.85% of the $49 million face value. We intend to continue to increase our investment in lower-rated, subordinated residential mortgage securities backed by high-quality loans in the future.

     At September 30, 2000, 1% of our total mortgage asset portfolio, or $23 million carrying value and principal value, consisted of residential floating-rate mortgage securities rated "AAA" or "AA" which were backed by home equity loans, or "HELs". The carrying value of these securities was 99.94% of face value. At December 31, 1999, we owned $47 million carrying value of these securities, or 2% of our portfolio, at a carrying value of 98.79% of the $48 million principal value.

     At September 30, 2000, 1% of our mortgage asset portfolio, or $14 million carrying value and principal value, consisted of fixed-rate, private-label mortgage securities. These are commonly called "CMOs". They were rated "AAA" or "AA" and had average lives of 1 to 2 years. The carrying value of these securities was 97.56% of principal value. At December 31, 1999, we owned $16 million carrying value and principal value of these securities, or 1% of our portfolio, at a carrying value of 97.28% of principal value.

     At September 30, 2000, 1% of our mortgage asset portfolio, or $12 million carrying value with a principal value of $13 million, consisted of fixed-rate, credit-enhanced private-label mortgage securities rated "AA" and backed by residential mortgage loans with loan-to-value ratios in excess of 100%. The carrying value of these securities was 94.66% of face value. At December 31, 1999, we owned $12 million carrying value of these securities, or 0.5% of our portfolio, at a carrying value of 91.00% of the $13 million principal value. The average life of these assets was 7.5 years at September 30, 2000 and 8.2 years at December 31, 1999

     At December 31, 1999, 0.3% of our total mortgage asset portfolio, or $6 million carrying and face value, consisted of floating-rate CMO mortgage securities issued by Fannie Mae or Freddie Mac and effectively rated "AAA". The carrying value of these securities was 99.88% of principal value. We owned none of these assets at September 30, 2000.

     At September 30, 2000, 0.01% of our mortgage asset portfolio, or $0.2 million carrying value with no principal value, consisted of interest-only mortgage securities rated "AAA" or "AA". At December 31, 1999, we owned $0.1 million carrying value of these securities, or 0.005% of our portfolio.

  Cash

     We had $7 million of unrestricted cash at September 30, 2000 and $20 million at year-end 1999.

     Sequoia held cash totaling $3 million at September 30, 2000 and $5 million at December 31, 1999. In consolidating Sequoia assets on our balance sheet, we reflect this cash as "Restricted Cash" since it will be used for the specific purpose of making payments to Sequoia bondholders and is not available for general corporate purposes.

     The amount of liquidity we maintain on a daily basis may differ from the amount of cash we show on our balance sheet at the end of each reporting period. Please refer to the discussion regarding our liquidity beginning on page 42.

  Interest Rate Agreements

     We use interest rate agreements as part of our asset/liability management. Our interest rate agreements are carried on our balance sheet at estimated market value, which was $0.3 million at September 30, 2000 and $2.0 million at December 31, 1999. Please see "Note 2. Summary of Significant Accounting Policies", "Note 7. Interest Rate Agreements" and "Note 10. Fair Value of Financial Instruments" in the Notes to Consolidated Financial Statements for more information.

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

     The carrying value of our equity investment in Holdings was $2.0 million at September 30, 2000 and $3.4 million at December 31, 1999.

     From time to time, we may provide additional liquidity to Holdings. At September 30, 2000, no such additional liquidity was needed. At December 31, 1999, loans to Holdings totaled $6.5 million and receivables from Holdings were $0.5 million.

  Other Assets

     Our other assets include principal receivable, accrued interest receivables, other receivables, fixed assets, leasehold improvements and prepaid expenses. These totaled $24 million at September 30, 2000 and $19 million at December 31, 1999.

  Short-Term Debt

     Short-term borrowings totaled $0.8 billion at September 30, 2000, or 42% of our total debt. At December 31, 1999, short-term borrowings were $1.3 billion, or 57% of our total debt. The level of short-term borrowings was reduced in the first half of 2000 as we issued long-term debt and used the proceeds to reduce short-term debt. We pledge a portion of our mortgage securities portfolio, mortgage loan portfolio, and other assets to secure our short-term debt. Maturities on this debt typically range from one month to one year. The interest rate on most of this debt adjusts monthly to a spread over or under the one-month LIBOR interest rate, with some of it adjusting daily based on the Fed Funds interest rate.

  Long-Term Debt

     At September 30, 2000, we owned $1.18 billion of residential mortgage loans that were financed with long-term debt through trusts owned by our financing subsidiary, Sequoia. The amount of outstanding Sequoia long-term debt amortizes as the underlying mortgages pay down. As the equity owner of these trusts, we are entitled to distributions of the net earnings of the trusts, which principally consist of the interest income earned from mortgages in each trust less the interest expense of the debt of each trust. Sequoia debt is non-recourse to Redwood Trust. The debt is consolidated on our balance sheet and is reflected as long-term debt, which is carried at historical amortized cost. The original scheduled maturity of this debt was approximately thirty years. Since these debt balances are retired over time as principal payments are received on the underlying mortgages, the expected average life of this debt is two to six years.

     At September 30, 2000, 58% of our total debt, or $1.15 billion, was long-term mortgage-backed debt. Of this long-term debt, $518 million had a floating-rate based on one-month LIBOR and $304 million had a floating-rate based on the twelve-month average of the one-year Treasury rate. An additional $326 million was fixed-rate until December 2002 with a floating-rate coupon thereafter; this debt is matched to our portfolio of hybrid fixed/floating residential mortgage loans.

     At December 31, 1999, 43% of our total debt, or $945 million, was long-term mortgage-backed debt. Of this long-term debt, $212 million had a floating-rate based on one-month LIBOR, $351 had a floating-rate based on the twelve-month average of the one-year Treasury rate, and $382 million had a fixed-rate until December 2002 with a floating-rate coupon thereafter.

  Other Liabilities

     Our other liabilities include accrued interest payable, accrued expenses, and dividends payable. The net balance of these accounts totaled $14 million at September 30, 2000 and $11 million at December 31, 1999.

  Stockholders' Equity

     At September 30, 2000, total equity capital was $211 million. Preferred stock equity was $27 million. Reported common equity totaled $184 million, or $20.90 per common share outstanding.

     In reporting equity, we mark-to-market all earning assets and interest rate agreements except mortgage loans that were financed to maturity (Sequoia). In accordance with Generally Accepted Accounting Principles ("GAAP"), no liabilities were marked-to-market.

     If we had marked-to-market all of our assets and liabilities, total equity capital would have been reported as $209 million at September 30, 2000. After subtracting out the preference value of the preferred stock, common equity on a full mark-to-market basis was $181 million and the net asset value, or "NAV", per common share was $20.59.

     At December 31, 1999, reported equity capital was $210 million, preferred stock equity was $27 million, and reported common equity was $183 million, or $20.88 per common share outstanding. Mark-to-market common equity was $185 million, or a NAV of $21.07 per common share.

     During the first nine months of 2000, our total equity, book value per share, and NAV per share declined slightly after accruing for our $1.17 per share common dividends. These dividends were below our core earnings during this period of $1.46 per share and below our reported GAAP earnings of $1.27 per share. The deduction in our book value was due to the negative net market value adjustments on the assets and liabilities whose adjustments do not flow through our income statement. However, given the rising interest rate environment, which saw short-term rates rise by nearly 1.00% during the past nine months, we had a relatively small net market valuation adjustment on all our assets and liabilities, with the average net decline being 0.22% of average principal value of all our assets.

RESULTS OF OPERATIONS

     Our reported GAAP earnings of $0.55 per share in the third quarter of 2000 exceeded our GAAP earnings of $0.35 per share in the second quarter of 2000 and exceeded our GAAP earnings of negative $0.39 per share in the third quarter of 1999. For the first nine months of 2000, our GAAP earnings of $1.27 per share exceeded our GAAP earnings of $.045 per share for the first nine months of 1999.

     Core earnings equal GAAP earnings less the earnings effect of the market value changes of our assets less the effect of closed business units' operations. While reported GAAP earnings are important, we believe core earnings provide an alternative measure of our on-going cash flow generation and dividend-paying ability.

     Core earnings of $0.45 per share in the third quarter of 2000 exceeded by 32% the $0.34 per share of core earnings we generated in the third quarter of 1999. Third quarter 2000 core earnings were, however, somewhat lower than the $0.51 per share of core earnings we generated in the second quarter of 2000.

     The table below reconciles core earnings to reported GAAP earnings.

                                            THIRD     SECOND      THIRD     FIRST NINE    FIRST NINE
                                           QUARTER    QUARTER    QUARTER      MONTHS        MONTHS
                                            2000       2000       1999         2000          1999
                                           -------    -------    -------    ----------    ----------
                                                            (DOLLARS IN THOUSANDS)
Core Earnings............................  $3,951     $ 4,495    $ 3,181     $12,984       $12,368
Market Value Changes.....................     927      (1,452)    (2,074)     (1,689)        1,507
Closed Business Units....................       0          43     (4,845)        (46)       (9,250)
                                           ------     -------    -------     -------       -------
Reported GAAP Earnings...................  $4,878     $ 3,086    $(3,738)    $11,249       $ 4,625
PER SHARE
Core Earnings............................  $ 0.45     $  0.51    $  0.34     $  1.46       $  1.22
Market Value Changes.....................  $ 0.10     $ (0.16)   $ (0.22)    $ (0.19)      $  0.14
Closed Business Units....................  $ 0.00     $  0.00    $ (0.51)    $ (0.00)      $ (0.91)
                                           ------     -------    -------     -------       -------
Reported GAAP Earnings...................  $ 0.55     $  0.35    $ (0.39)    $  1.27       $  0.45

  Net Interest Income

     The net interest income we generated from our real estate assets was $7.2 million in the third quarter of 2000. For the same quarter in 1999, we earned $6.7 million. In second quarter of 2000, we earned $8.0 million. Net interest income is interest income less interest expense and interest rate agreement hedging expenses.

     A key ratio we monitor is annualized net interest income as a percentage of total equity. This was 13.9% in the third quarter of 2000, 11.5% in the third quarter of 1999, and 15.4% in each of the first two quarters of 2000.

     Net interest income earnings improved from the third quarter of 1999 compared to the third quarter of 2000 due to an increase in capital utilization and an increase in interest rates. With our capital more fully utilized, we were able to carry a greater amount of assets. Average earning assets increased from $2.0 billion to $2.2 billion during this period. Due to rising short-term interest rates, both the yield on our assets and our cost of borrowed funds increased by approximately 1% over the last year. This was positive for our net interest income earnings during the third quarter as the amount of our assets exceeds our liabilities by $0.2 billion.

     Net interest income earnings decreased somewhat from the second to the third quarter of 2000 largely due to an increase in premium amortization expense associated with an increase in mortgage prepayment rates. Our average annual prepayment rate was 17% in the second quarter and 21% in the third quarter. Prepayment rates typically increase in the summer months. Additional factors effecting net interest income from quarter to quarter were an increase in our cost of borrowed funds due to increases in short-term interest rates and a slight decrease in average earning assets.

                                 THIRD         SECOND        THIRD       FIRST NINE    FIRST NINE
                                QUARTER       QUARTER       QUARTER        MONTHS        MONTHS
                                  2000          2000          1999          2000          1999
                               ----------    ----------    ----------    ----------    ----------
                                                     (DOLLARS IN THOUSANDS)
Mortgage Coupon Interest.....  $   42,967    $   43,048    $   35,337    $  129,445    $  117,064
Premium Amortization.........  $   (1,048)   $       88    $     (782)   $   (1,452)   $   (4,687)
                               ----------    ----------    ----------    ----------    ----------
Interest Income..............  $   41,919    $   43,136    $   34,555    $  127,993    $  112,377
Interest Expense.............  $  (34,502)   $  (34,914)   $  (27,390)   $ (103,938)   $  (84,418)
Interest Rate Agree Exp......        (192)         (219)         (457)         (819)       (1,527)
                               ----------    ----------    ----------    ----------    ----------
Net Interest Income..........  $    7,225    $    8,003    $    6,708    $   23,236    $   21,432
Ave. Earning Assets..........  $2,182,990    $2,278,670    $2,049,750    $2,273,825    $2,241,853
Ave. Coupon Rate.............       7.83%         7.53%         6.88%         7.57%         6.91%
Prepayment Rate..............         21%           17%           25%           18%           29%
Ave. Asset Yield.............       7.65%         7.54%         6.66%         7.47%         6.58%
Ave. Borrowings..............  $2,018,844    $2,123,927    $2,197,900    $2,113,212    $2,111,279
Cost of Funds and Hedging....       6.88%         6.62%         5.90%         6.61%         5.74%
Interest Rate Spread.........       0.78%         0.93%         0.76%         0.86%         0.84%
Net Interest Margin..........       1.29%         1.36%         1.26%         1.33%         1.21%
Ave. Total Equity............  $  213,341    $  213,147    $  234,579    $  213,426    $  243,068
Net Int. Inc. to Equity......       13.9%         15.4%         11.5%         14.8%         11.8%

  Provision for Credit Losses

     Our provision for credit loss expense was $0.2 million in the third quarter of 2000. This was a lower expense than the $0.5 million provision we took in the third quarter of 1999 and slightly higher than the $0.1 million provision we took in the second quarter of 2000. Credit provision expenses were $0.5 million for the first nine months of 2000 and $1.1 million for the first nine months of 1999.

     We have reduced our credit provision expenses because our actual losses have been quite low and delinquencies are declining. We had no actual loan losses in the third quarter of 2000. Actual loan losses were $37,000 in the second quarter of 2000 and $71,000 in the third quarter of 1999. Actual loan losses were $37,000 for the first nine months of 2000 and $56,000 for the first nine months of 1999. Our credit reserve at September 30, 2000 was $6.0 million.

     We would expect our credit provision expenses to increase if we acquire or originate a significant volume of new mortgage loans or if our delinquencies and actual credit losses increased.

  Net Unrealized and Realized Market Value Gains and Losses

     We recognize in our reported earnings the quarterly changes in the estimated market value of some of our assets. For the most part, these are unrealized gains and losses. Earnings from market value changes were $0.9 million in the third quarter of 2000 and negative $2.1 million in the third quarter of 1999. For the first nine months of 2000, earnings from market value changes were negative $1.7 million and for the first nine months of 1999, earnings from market value changes were $1.5 million.

  Operating Expenses

     Total operating expenses recognized at Redwood were $2.1 million in the third quarter of 2000, $2.2 million in the second quarter of 2000, and $1.0 million in the third quarter of 1999. Due to changes in amounts of expense allocated and recognized between Redwood and Holdings, we believe a more useful number for understanding trends in operating expenses is the total operating expenses of Redwood and Holdings combined. Combined operating expenses were $2.6 million in the third quarter of 2000, $2.8 million in the second quarter of 2000, and $5.0 million in the third quarter of 1999.

                                           THIRD     SECOND      THIRD     FIRST NINE    FIRST NINE
                                          QUARTER    QUARTER    QUARTER      MONTHS        MONTHS
                                           2000       2000       1999         2000          1999
                                          -------    -------    -------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Redwood Operating Expenses..............  $(2,066)   $(2,239)   $  (964)    $(6,450)      $ (2,617)
Holdings Operating Expenses.............     (531)      (584)    (4,005)     (1,967)       (11,397)
                                          -------    -------    -------     -------       --------
Combined Operating Expenses.............  $(2,597)   $(2,823)   $(4,969)    $(8,417)      $(14,014)
On-going Operating Expenses.............  $(2,597)   $(2,838)   $(2,727)    $(8,244)      $ (6,570)
Closed Business Units Operating
  Expenses..............................       (0)        15     (2,242)       (173)        (7,444)
                                          -------    -------    -------     -------       --------
Combined Operating Expenses.............  $(2,597)   $(2,823)   $(4,969)    $(8,417)      $(14,014)

     Some of these expenses were associated with business units that have been closed. Combined operating expenses for on-going operations were $2.6 million in the third quarter of 2000, $2.8 million in the second quarter of 2000, and $2.7 million in the third quarter of 1999. Expenses are slightly lower in the third quarter of 2000 as we have fewer employees. These savings were partially offset by increased dividend equivalent rights payments to employees as a result of our increasing dividend. Due to the increase in dividend rates and an increase in the bonuses accrued (which are performance-based), our operating expenses from on-going operations increased to $8.2 million in the first nine months of 2000 from the $6.6 million of expenses in the first nine months of 1999.

  Equity in Earnings (Losses) of RWT Holdings, Inc.

     In the third quarter of 2000, our share of the losses generated by Holdings was $0.3 million. This accounting loss at Holdings' subsidiary RCF is not representative of the profitability of our overall commercial operations because it does not include related income recorded at Redwood.

     In the second quarter of 2000, our share of the losses generated by Holdings was $0.5 million. In the third quarter of 1999, we recognized losses from Holdings of $6.4 million, which included losses and restructuring charges from the operations of two subsidiaries that were shut down.

     In the first nine months of 2000, our share of the losses generated by Holdings was $1.4 million. In the first nine months of 1999, our share of losses from Holdings was $12.6 million.

     We refer you to Holdings' "Consolidated Financial Statements and Notes" and Holdings' "Management's Discussion and Analysis" below for more information on Holdings.

  Net Income

     For the quarter ended September 30, 2000, net income from all of our operations was $5.6 million. After preferred dividends of $0.7 million, net income available to common shareholders was $4.9 million. For the quarter ended June 30, 2000, net income from all of our operations was $3.8 million. After preferred dividends of $0.7 million, net income available to common stockholders was $3.1 million. For the quarter ended September 30, 1999, net income from all of our operations was negative $3.0 million. After preferred dividends of $0.7 million, net income available to common stockholders was negative $3.7 million.

     For the first nine months of 2000, net income from all of our operations was $13.2 million. After preferred dividends of $2.0 million, net income available to common stockholders was $11.2 million. For the first nine months of 1999, net income from all our operations was $6.7 million. After preferred dividends of $2.1 million, net income available to common shareholders was $4.6 million.

  Earnings per Share

     Average diluted common shares outstanding were 8.9 million for the quarter ended September 30, 2000, 8.9 million for the quarter ended June 30, 2000, and
9.6 million for the third quarter of 1999. Shares outstanding declined as a result of our common stock repurchase program. We repurchased 2.5 million shares during 1999. We did not acquire any of our own shares in the first nine months of 2000.

     Reported earnings per share were $0.55 for the third quarter of 2000, $0.35 for second quarter of 2000, and negative $0.39 for third quarter of 1999.

     Reported earnings per share for the first nine months of 2000 were $1.27, as compared to reported earnings per share of $0.45 per share for the first nine months of 1999. Average diluted common shares outstanding were 8.9 million in the first nine months of 2000 as compared to 10.2 million in the first nine months of 1999.

     Core earnings equal reported earnings less the earnings effect of the market value changes of our assets less the effect of closed business units' operations. Core earnings per share were $0.45 in the third quarter of 2000, $0.51 in the second quarter of 2000, and $1.46 for the first nine months of 2000.

     Core earnings per share were $0.34 in the third quarter of 1999 and $1.22 for the first nine months of 1999.

  Dividends

     We declared common stock dividends of $0.42 per share for the quarter ended September 30, 2000 and $0.40 per share for the quarter ended March 31, 2000. For the first nine months of 2000, common dividends declared totaled $1.17 per share. Common dividends of $0.15 per share were declared in the third quarter of 1999, and this represented the first dividend declared in 1999.

     We continue to pay a quarterly dividend on our preferred stock of $0.755 per share.

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

     At September 30, 2000, we owned mortgage securities and loans totaling $1.0 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 98% had adjustable-rate coupons and 2% had fixed-rate coupons.

     Our interest rate agreements hedging program may offset some asset market value fluctuations due to interest rate changes, or, in some cases, may exacerbate such fluctuations. All of our $2.3 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes.

     Market value fluctuations of assets and interest rate agreements, especially to the extent assets are funded with short-term borrowings, can also affect our access to liquidity.

  Interest Rate Risk

     At September 30, 2000, we owned $2.2 billion of assets and had $2.0 billion of liabilities. The majority of the assets were adjustable-rate, as were a majority of the liabilities.

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

     Hybrid mortgage assets (with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter) totaled $0.3 billion. We had debt with interest rate reset characteristics matched to the hybrid mortgages totaling $0.3 billion.

     Our net income may vary somewhat as the yield curve between one-month interest rates and six- and twelve-month interest rates vary.

     At September 30, 2000, we owned $0.6 billion of adjustable-rate mortgage assets with interest rates that adjust every six months as a function of six-month LIBOR interest rates funded with equity and with debt that had an interest rate that adjusts monthly as a function of one-month LIBOR interest rates.

     At September 30, 2000, we owned $0.5 billion of adjustable-rate mortgage assets that adjust monthly as a function of one-month LIBOR interest rates, funded with equity and with debt that also adjusts monthly as a function of one-month LIBOR interest rates.

     Adjustable-rate assets with earnings rates dependent on one-year U.S. Treasury rates with annual adjustments totaled $0.7 billion at September 30, 2000. These Treasury-based assets were effectively funded with equity and with $0.3 billion of liabilities with a cost of funds dependent on one-year U.S. Treasury rates with annual adjustments. The remainder of associated liabilities had a cost of funds dependent on one-month LIBOR rates or the daily Fed Funds rate. To the extent our Treasury-based assets are not funded with Treasury-based liabilities, we incur basis risk. Such risk arises because changes in Treasury rates may differ significantly from changes in the Fed Funds or LIBOR interest rates.

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

     The assets that we pledge to secure short-term borrowings are generally high-quality, liquid assets. As a result, we have not had difficulty refinancing our short-term debt as it matures, even during the financial market liquidity crisis in late 1998. Still, changes in the market values of our assets, in our perceived credit worthiness, in lender over-collateralization requirements, and in the capital markets can impact our access to liquidity.

     At September 30, 2000, we had $65 million of highly liquid assets which were unpledged and available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender over-collateralization requirements. These assets consisted of unrestricted cash and unpledged "AAA" rated mortgage securities. Total available liquidity, including unrestricted cash, equaled 8% of our short-term debt balances.

     At September 30, 2000, we had four committed lines of short-term financing, two for residential and two for commercial mortgage loans, with an additional residential line to become committed in October 2000.

There are certain restrictions regarding the collateral for which these lines can be used, but they generally allow us to fund either our commercial mortgage originations or our lower-rated residential mortgage-backed securities. There is no assurance that we will be able to renew such lines upon expiration. We believe we have many alternative uncommitted financing sources available to us for our residential loan acquisitions. We continue to pursue additional sources of financing in order to enhance the liquidity of our portfolio.

  Prepayment Risk

     As we receive repayments of mortgage principal, we amortize into income our mortgage premium balances as an expense and our mortgage discount balances as income. Mortgage premium balances arise when we acquire mortgage assets at a price in excess of the principal value of the mortgages. Premium balances are also created when an asset appreciates and is marked-to-market at a price above par. Mortgage discount balances arise when we acquire mortgage assets at a price below the principal value of the mortgages, or when an asset depreciates in market value and is marked-to-market at a price below par. At September 30, 2000, mortgage premium balances were $25.8 million and mortgage discount balances were $37.7 million. Net mortgage discount was $11.9 million. Since the prepayment characteristics of our premium and discount mortgage assets may vary, gross premium levels, net premium levels, and other factors may influence our earnings.

     Sequoia's long-term debt has associated deferred bond issuance costs. These capitalized costs are amortized as an expense as the bonds are paid off with mortgage principal receipts. These deferred costs totaled $3.4 million at September 30, 2000. In addition, premium received from the issuance of bonds at prices over principal value is amortized as income as the bond issues pay down. These balances totaled $3.2 million at September 30, 2000. The combined effect of these two items was to increase our effective mortgage-related premium by $0.2 million.

     Our net discount at September 30, 2000 for assets and liabilities affected by the rate of mortgage principal receipts was $11.7 million. This net discount equaled 6.4% of common equity. Amortization expense and income will vary as prepayment rates on mortgage assets vary. In addition, changes in prepayment rates will affect the market value of our assets and our earnings.

  Credit Risk

     Our principal credit risk comes from residential mortgage loans owned by Sequoia, residential and commercial mortgage loans held in portfolio, commercial mortgage loans held prior to sale, and our lower-rated mortgage securities. We also have credit risk with counter-parties with whom we do business.

     Not including mortgage loans owned by Sequoia, we owned $7.3 million in residential mortgage loans at September 30, 2000. Of these, $0.3 million were seriously delinquent (delinquent over 90 days, in foreclosure, in bankruptcy, or real estate owned). We also owned $32.3 million in commercial mortgage loans. These commercial mortgage loans were all current at September 30, 2000.

     The four Sequoia trusts owned $1.2 billion in residential mortgage loans at September 30, 2000. Our total credit risk from these trusts is limited to our equity investment in these trusts. These equity investments had a reported value of $38 million, net of related credit reserves, at September 30, 2000. At that time, $4.1 million of the underlying loans, or 0.34%, were seriously delinquent.

     At September 30, 2000, we had $5.6 million of credit reserves to provide for potential future credit losses from our mortgage loans held for investment by the Sequoia trusts. The reserve is based upon our assessment of various factors affecting our mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. To date, our realized credit losses from defaulted residential mortgage loans have averaged 9% of the loan balance of the defaulted loans. Delinquencies, defaults, and loss severities may increase in the future, however, particularly if real estate values decline or the general U.S. economy weakens. We believe our current level of reserve and credit provision policy is reasonable.

     At September 30, 2000, we also held $0.4 million credit reserves against our SMFC re-REMIC securities. Our total potential credit exposure from these securities (after this credit reserve) is our net cost basis of $6.1 million.

     We have purchased, and intend to continue purchasing, mortgage-backed securities that have risk of credit loss. In acquiring such assets, we project cash flows and resulting yields in a variety of potential loss scenarios as well as other factors (e.g., interest rates, prepayment speeds.) We calculate and book as income an effective yield on such assets after factoring in anticipated losses. Once acquired, we continually monitor and review credit performance and may revise our projected losses on each asset. Should projected credit losses change, the effective yield earned over the remaining life of these assets will change accordingly.

     It should be noted that the establishment of a credit reserve for GAAP purposes does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, credit expenses are recognized as incurred, and may have the effect of reducing taxable income and our minimum dividend payment obligation at that point.

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

     Growth in assets and earnings may be limited when our access to new equity capital is limited. Holdings can benefit over time from the re-investment of retained earnings at Holdings. Our real estate finance operation, however, is generally required to distribute at least 95% of taxable income as dividends due to its REIT status.

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

     With a change in REIT tax rules, Redwood Trust intends to seek to acquire the common stock of Holdings, representing a 1% economic interest, in January 2001. If accomplished, the preferred stock would be converted to common stock and Redwood Trust would own 100% of Holdings. This would allow us to consolidate our financial statements for GAAP. The two companies would continue to be operated separately for tax purposes.

FINANCIAL CONDITION

     At September 30, 2000, Holdings owned $32.3 million of commercial mortgage loans. Holdings also had $1.4 million in unrestricted cash, $1.4 million in restricted cash, $0.3 million of accrued interest receivable, and $0.3 million in other assets, for total assets of $35.8 million. Holdings had commitments to acquire $22.7 million of commercial mortgage loans from Redwood Trust for settlement during the fourth quarter of 2000. Holdings intends to sell all $55.0 million of commercial loans within six months. Some of these loans may be sold to Redwood Trust for its portfolio.

     The loans owned by Holdings were funded with short-term borrowings and equity. Short-term debt was $30.9 million, accrued restructuring charges were $0.9 million, holdback accounts totaled $1.3 million, and other liabilities totaled $0.7 million, for total liabilities of $33.7 million. Redwood Trust expects to continue to provide liquidity to Holdings, when necessary, during the year 2000. Holdings' total equity at September 30, 2000 was $2.0 million.

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

RESULTS OF OPERATIONS

     For the quarter ended September 30, 2000, Holdings' operations consisted almost entirely of RCF. Net interest income for Holdings was $0.3 million, including interest income of $1.1 million and interest expense of $0.8 million. Holdings had net gains on sales of $0.1 million during the third quarter of 2000, resulting in net revenues of $0.2 million. Operating expenses at Holdings totaled $0.5 million for the three months ended September 30, 2000. Holdings' net loss for the quarter ended September 30, 2000 was $0.3 million.

     In the third quarter of 2000, RCF originated $16.8 million of commercial mortgage loans and sold $13.1 million, of which $10.1 million was sold to Redwood's portfolio. At September 30, 2000, commercial mortgage loans originated or acquired by RCF that had not yet been sold totaled $55.0 million, of which $22.7 million were held by Redwood Trust and $32.3 million were held at Holdings. These loans are all held for future sale. RCF expects to recognize sale revenues upon the sale of the commercial loan portfolio.

     For the quarter ended June 30, 2000, Holdings' net interest income for Holdings was $0.2 million, including interest income of $0.7 million and interest expenses of $0.5 million. Holdings also had net losses as a result of mortgage asset sales and market value adjustments of $0.1 million during the second quarter of 2000, resulting in net revenues of $0.1 million. Operating expenses at Holdings totaled $0.6 million for this quarter. Holdings' net loss for the quarter ended June 30, 2000 was $0.5 million.

     For the quarter ended September 30, 1999, net interest income for Holdings was $0.4 million, including interest income of $1.2 million and interest expense of $0.9 million. Holdings also had net losses as a result of commercial and residential mortgage loan sales and market value adjustments of $0.5 million during the third quarter of 1999, resulting in net revenues of negative $0.1 million. Operating expenses at Holdings totaled $4.0 million for the third quarter of 1999 and there was a $2.2 million restructuring charge. Holdings' net loss for the quarter ended September 30, 1999 was $6.4 million.

     In the first nine months of 2000, Holdings generated net income of $0.5 million on $2.3 million of interest income and $1.8 million of interest expenses. Holdings also had net gains as a result of mortgage asset sales and market value adjustments of $0.1 million during the first nine months of 2000, resulting in net revenues of $0.6 million. Operating expenses totaled $2.0 million, resulting in net losses of $1.4 million being recorded at Holdings during the first nine months of 2000.

     In the first nine months of 1999, Holdings generated net income of $0.9 million on $2.7 million of interest income and $1.8 million of interest expenses. Holdings also had net gains as a result of mortgage asset sales and market value adjustments of $0.1 million during the first nine months of 1999, resulting in net revenues of $1.0 million. Operating expenses totaled $11.5 and there was a $2.2 million restructuring charge, resulting in net losses of $12.7 million being recorded at Holdings during the first nine months of 1999.

     Holdings' losses in the 1999 were mostly associated with operations that were subsequently shut-down in the third and fourth quarter of 1999.

     At December 31, 1999, Holdings had net operating loss carryforwards of approximately $19.5 million for federal tax purposes and $9 million for state income tax purposes. The federal carryforwards expire through 2019 and the state carryforwards expire through 2004. We have established a reserve related to the net operating loss carryforwards, as we do not believe this asset is realizable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     At September 30, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 11.1 to Part I -- Computation of Earnings Per Share for the three and nine months ended September 30, 2000 and September 30, 1999.

     Exhibit 27 -- Financial Data Schedule

     (b) Reports

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REDWOOD TRUST, INC.

Dated: November 10, 2000                  By:     /s/ DOUGLAS B. HANSEN
                                            ------------------------------------
                                                     Douglas B. Hansen
                                                         President
                                             (authorized officer of registrant)

Dated: November 10, 2000                  By:     /s/ HAROLD F. ZAGUNIS
                                            ------------------------------------
                                                     Harold F. Zagunis
                                              Vice President, Chief Financial
                                                           Officer
                                            Secretary, Treasurer and Controller
                                            (principal financial and accounting
                                                           officer)

                               REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT




                                                                                      Sequentially
    Exhibit                                                                             Numbered
    Number                                                                                Page
   ---------                                                                          ------------
     11.1       Computations of Earnings per Share for the three and nine
                months ended September 30, 2000 and September 30, 1999 ............        50

      27        Financial Data Schedule ...........................................        52