Form 10-K
REDWOOD TRUST INC
filed 2001-04-02
CIK 930236

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 27, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $180,480,853.

The number of shares of the Registrant's Common Stock outstanding on March 27, 2001 was 8,868,838.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III.

================================================================================

                               REDWOOD TRUST, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                        PART I

Item 1.   BUSINESS .....................................................       3

Item 2.   PROPERTIES ...................................................      25

Item 3.   LEGAL PROCEEDINGS ............................................      25

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........      25

                                       PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS ..............................      26

Item 6.   SELECTED FINANCIAL DATA ......................................      27

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................      28

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....      55

Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .......................      55

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........      55

Item 11.  EXECUTIVE COMPENSATION .......................................      55

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT ........................................      55

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............      55

                                       PART IV

Item 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K ..........................................      55

CONSOLIDATED FINANCIAL STATEMENTS ......................................      F-1

                                     PART I


ITEM 1. BUSINESS

        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this 2000 annual report on Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, among other things, credit results for our mortgage assets, our cash flows and liquidity, changes in interest rates and market values on our mortgage assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of mortgage assets and the credit status of borrowers, and the level of liquidity in the capital markets, as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in this Form 10-K (see Risk Factors below). Other factors not presently identified may also cause actual results to differ. We continuously update and revise our estimates based on actual conditions experienced. It is not practicable to publish all such revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements included herein will continue to be accurate in the future.

        Throughout this Form 10-K and other company documents, the words "believe", "expect", "anticipate", "intend", "aim", "will", and similar words identify "forward-looking" statements.


        REDWOOD TRUST

        Redwood Trust, Inc. is a real estate finance company specializing in owning, financing, and credit-enhancing high-quality jumbo residential mortgage loans nationwide.

        High-quality jumbo residential mortgage loans of the type that we own and credit-enhance have a long and stable history of strong credit results relative to other types of consumer and commercial lending.

        Jumbo residential loans have loan balances that exceed the financing limit imposed on Fannie Mae and Freddie Mac--the government-sponsored real estate finance companies. Most of the loans that we finance have loan balances between $275,000 and $1 million.

        There are approximately $800 billion of high-quality jumbo loans in America. At December 31, 2000, we assisted in the financing of over $24 billion of these. We are involved in the financing of one out of every 32 of the more valuable houses in the country that have a jumbo-sized mortgage loan.

        We finance high-quality jumbo residential loans in two ways.

                In our residential credit-enhancement portfolio, we enable the securitization and funding of loans in the capital markets by committing our capital to partially credit-enhance the loans. We do this by structuring and acquiring subordinated credit-enhancement interests that are created at the time the loans are securitized. After we have credit-enhanced these loans, AAA rated mortgage backed securities can be created and sold into global capital markets to fund the mortgages. In essence, we perform a type of guarantee or insurance function with respect to these loans.

                In our residential retained loan portfolio, we acquire loans and hold them on our balance sheet to earn interest income. We typically fund the purchase of these loans through the issuance of long-term amortizing debt.

        To create jumbo loan financing opportunities for our credit-enhancement portfolio and our residential retained loan portfolio, we work actively with mortgage origination companies that are selling newly originated loans and with banks that are selling seasoned loan portfolios.

        We also finance U.S. real estate in a number of other ways, including through our investment portfolio (mortgage-backed securities) and our commercial loan portfolio.

        In 2000, pricing levels were attractive in the jumbo loan market. We currently expect attractive pricing to continue into 2001, as the supply of loans and credit-enhancement opportunities is expected to increase (as new mortgage origination increases and banks increasingly seek to sell seasoned loan portfolios). In addition, we believe that competition to acquire or credit-enhance these loans will remain subdued.

        Our credit results have been excellent. We believe that our mortgage delinquency rates and mortgage credit losses are lower than those of the residential mortgage portfolios of Fannie Mae and Freddie Mac and of the large jumbo residential finance companies such as Bank of America and Washington Mutual.

        We have elected, and intend to continue to elect, to be taxed as a REIT. As a REIT, we distribute the bulk of our net earnings to stockholders as dividends. Assuming that we retain REIT status, we will not pay most types of corporate income taxes.

        Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994 and commenced operations on August 19, 1994. Our principal executive offices are located at 591 Redwood Highway, Suite 3100, Mill Valley, CA 94941, telephone 415-389-7373.

        At March 30, 2001, Redwood had outstanding 8,868,838 shares of common stock (New York Stock Exchange, Symbol "RWT") and 902,068 shares of Class B Cumulative Convertible Preferred Stock (New York Stock Exchange, Symbol "RWT-PB").

        For more information about Redwood, please visit www.redwoodtrust.com.

        For a description of important risk factors, among others, that could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements made by us, see "Risk Factors" commencing on Page 11 of this Form 10-K.


        COMPANY BUSINESS AND STRATEGY

        Redwood's objective is to produce attractive growth in earnings per share and dividends per share for stockholders through the efficient financing and management of high-quality jumbo residential loans.

        An increasing proportion of the high-quality jumbo residential loan market is financed through securitization in the capital markets rather than by the deposit bases maintained by banks and thrifts. As a non-depository finance company funded in the capital markets, Redwood is positioned to benefit from and to promote this trend. We have been gaining market share in this segment of the finance business at the expense of banks and thrifts, and we expect to continue to do so.

        While banks and thrifts are our competitors in one sense, for the most part they are our customers and partners. Most banks are interested in earning fees from mortgage origination, and also are interested in maintaining relationships with households so that they can cross-sell multiple financial products. As a pure mortgage finance company, we compliment their efforts. We buy residential mortgage loans from them, thus helping them to divest of assets that they find unattractive to hold on their balance sheet. When they sell us loans, they continue to originate new loans (and keep the fees) and continue to service the loans that they have sold to us (and thus keep the household relationships). By working together in this fashion, both Redwood and our bank and thrift partners meet their goals.

        An integral part of our objective is growth. We believe that our earnings per share and dividends per share are likely to benefit from growth in our equity capital base and in the amount of jumbo loans that we finance. As we become a larger company, we believe we will benefit from operating expense leverage (revenues will grow more quickly than operating expenses). We also believe we will benefit from a lower effective cost of borrowed funds, and from an improved ability to make commitments to and form deeper relationships with mortgage originators and bank portfolio sellers. In addition, earnings and dividends per share will likely benefit to the extent that equity offerings at prices in excess of book value increase average book value per share.

        We can grow through internal cash generation and asset appreciation. Typically our cash flows exceed our dividend, working capital, and capital expenditure requirements; by retaining this free cash flow, we can grow. Additionally, absent a poor credit cycle, the market value of our credit-sensitive assets may increase over time as our loans season and our risks are reduced. Increased market values for these assets add to our equity base and allow us to increase our jumbo loan asset commitments.

        We will also seek to increase the size of our capital base through issuing new equity securities. We will do so when we believe we have attractive business opportunities and when we believe such issuance is likely to benefit our per share earnings, dividends, and stock price. Since we currently assist in the financing of approximately 3% of the high-quality jumbo residential loans in the U.S., we have the potential ability to grow for many years by increasing our market share. In addition, the dollar amount of jumbo loans outstanding in America typically grows at 6% to 10% per year.

        From the founding of Redwood in 1994 through December 31, 2000, stockholder wealth (consisting of book value per share, dividends received, and reinvestment of dividends) has increased at a compound annual rate of 18%. Much of this increase in stockholder wealth was achieved through the beneficial effects of growth, both internally-funded growth and externally-funded growth.

        PRODUCT LINES

        At December 31, 2000, Redwood had four mortgage portfolios representing its four product lines. Our current intention is to focus on the management and growth of these four existing product lines.

        We operate our four product lines as a single business segment of real estate finance, with common staff and management, commingled financing arrangements, and flexible capital commitments.

        RESIDENTIAL CREDIT-ENHANCEMENT PORTFOLIO

        In a manner analogous to the guarantee programs of Fannie Mae and Freddie Mac, Redwood credit enhances pools of mortgage loans to enable their securitization.

        By assuming some of the risk of credit loss of these loans, we enable these loans to be funded in the capital markets. Sellers of mortgage loans, by taking advantage of our credit-enhancement services, can fund their originations by creating and selling mortgage-backed securities with a credit rating of AAA. These AAA securities are sold to a wide variety of buyers that are willing to fund mortgage assets, but are not willing to build the operations necessary to manage mortgage credit risk.

        We credit enhance high-quality jumbo residential loans through structuring and acquiring subordinated credit-enhancement interests that are created at the time the loans are securitized. Sometimes we buy these credit-enhancement interests in the secondary market for mortgage assets; sometimes we work with seller/securitizers directly to choose loans that will be included in a pool and to structure the terms of the credit-enhancement interest for that pool.

        Generally, we credit-enhance loans from the top 15 high-quality national mortgage origination firms plus a few other smaller firms that specialize in very high-quality jumbo residential loan originations. We also work with large banks that are sellers of seasoned portfolios of high-quality jumbo loans. We either work directly with these customers, or we work in conjunction with an investment bank on these transactions.

        The pricing that we receive for providing credit-enhancement is a function of supply and demand (as well as perception of risk). Supply is largely a function of the number of jumbo mortgage loans originated, the number of seasoned bank portfolios for sale, and the percentage of such loans that are securitized. Generally, supply is increasing over time as the outstanding balance of jumbo mortgages grows and as the share of jumbo mortgages that are securitized increases.

        Demand also affects the attractiveness of pricing in our market. Demand is a function of competition. In the two periods in which we increased our credit-enhancement business at a rapid pace (1994 to 1996 and 1999 to 2000), competition was subdued. Because of the relative lack of demand, pricing was attractive.

        In 1997 and 1998, many financial institutions (including banks, thrifts, insurance companies, Wall Street firms, and hedge funds) entered this business. Many of these new entrants had relatively inefficient balance sheets for this particular business, lacked mortgage credit management infrastructure, lacked prudence in their asset/liability management practices, or lacked focus. Most have now exited this business, improving pricing for specialist firms such as ourselves.

        During the 1997 to 1998 period, the entrance of many new firms into our business increased demand and generally made pricing unattractive. Our response was to halt growth of our credit-enhancement portfolio and sell a portion of our credit-enhancement interests. Because of aggressive pricing in mortgage credit-enhancement, our new asset commitments during this period were generally in our investment portfolio.

        When pricing improved in 1999, we resumed growth in the jumbo market, although our largest capital commitment during that year was to our common stock repurchase program. During 2000, we increased the size of our credit-enhancement portfolio and commitments from $8 billion to $25 billion.

        We credit-enhance fixed rate, adjustable rate, and hybrid mortgage loans. For our credit-enhancement portfolio, a "fixed rate" market (where the percentage of newly originated mortgages that are fixed rate is relatively high) is generally favorable. Since most fixed rate loans are securitized, we are likely to have an increased supply of credit-enhancement opportunities in a fixed rate market.

        Substantially all of the $23 billion of loans that we added to our credit-enhancement portfolio in 1999 and 2000 were "A" or "prime" quality loans. We do not seek to credit-enhance "B", "C", or "D" quality loans (sub-prime loans).

        Our goal is to post credit results for our mortgage portfolio that equal or exceed the credit results of Fannie Mae, Freddie Mac, and the large "A" quality jumbo portfolio lenders such as Bank of America and Washington Mutual.

        The amount of capital that we hold to credit enhance our credit enhancement portfolio loans (the principal value of the credit-enhancement interests that we acquire) is determined by the credit rating agencies (Moody's Investors Service, Standard & Poor's Ratings Services, and Fitch IBCA). These credit agencies examine each pool of mortgage loans in detail. Based on their review of individual loan characteristics, they determine the credit-enhancement capital levels necessary to award AAA ratings to the bulk of the securities formed from these mortgages. Once we provide this credit-enhancement capital, the credit-enhanced AAA securities can be sold to a wide variety of capital market participants.

        Typically the principal value of the credit-enhancement interests that we acquire is equal to 0.5% to 2.0% of the initial principal value of the mortgages. Our capital requirements are greater than the 0.45% of loans that Fannie Mae and Freddie Mac are required by regulation to hold as capital for similar quality smaller-than-jumbo mortgages. However, our capital requirements are less than the 4.0% of loan balances that banks and thrifts are required by their regulators to hold as capital for high-quality residential loans (of any size) if held unsecuritized on their balance sheets. Thus, by financing in the capital markets, our capital structure can be more capital efficient than that of the banks and thrifts that are our competitors in the jumbo market.

        Although the principal value of our credit-enhancement interests is equal to 0.5% to 2.0% of the loans that we credit enhance, our actual investment (and our risk) is less than this amount since we acquire these interests at a price which is at a discount to principal value. A portion of this discount we designate as our credit reserve for future losses; the remainder we amortize into income over time.

        The loans that we credit-enhance in this portfolio do not appear as assets on our balance sheet. Rather, our net basis in credit-enhancement interests is shown as a balance sheet asset. At December 31, 2000, the principal value of our credit-enhancement interests was $125 million and our basis in these assets was $81 million.

        Our first defense against credit loss is the quality of our loans. Compared to most corporate and consumer loans, the mortgage loans that we credit-enhance have a much lower loss frequency (they tend not to default) and a much lower loss severity (the amount of the loan that we lose when they do default is low).

        Our borrowers typically have stable sources of income. Debt service payments of all types usually consume less than one-third of their income (or else there are other favorable underwriting characteristics in the loan that serve as compensating factors to higher debt ratios). Our borrowers generally have liquid assets. They have proven their credit-worthiness in a number of ways, including generally having an unblemished credit record and a credit (FICO) score at origination of greater than 680.

        Our loans are secured by the borrowers' homes. On average, we estimate that our loan balances are less than 63% of the current market value of the homes (and other collateral and credit-enhancements) securing these loans. In the rare instances when a homeowner defaults, we work with our mortgage servicing partners to mitigate losses, which may include foreclosing on and selling the house. While we cannot always avoid a credit loss through our loss mitigation efforts, when we do incur a loss it is usually a small one relative to our loan balance.

        Our exposure to the credit risks of the mortgages that we credit-enhance is further limited in a number of respects:

                (1) Representations and warranties: As the credit-enhancer of a mortgage securitization, we benefit from representations and warranties received from the sellers of the loans. In limited circumstances, the sellers are obligated to re-purchase delinquent loans from our credit-enhanced pools, thus reducing our potential exposure.

                (2) Mortgage insurance: A portion of our credit-enhanced portfolio consists of loans with initial loan-to-value
                        (LTV) ratios in excess of 80%. For the vast majority of these higher LTV loans, we benefit from primary mortgage insurance provided on our behalf by the mortgage insurance companies or from pledged asset accounts. Thus, for what would otherwise be our most risky loans, we have passed much of the risk on to third parties and our effective loan-to-value ratios are much lower than 80%.

                (3) Risk tranching: A typical mortgage securitization has three credit-enhancement interests -- a "first loss" security and securities that are second and third in line to absorb credit losses. Of Redwood's net investment in credit-enhancement assets, $12 million, or 15%, was directly exposed to the risk of mortgage default at December 31, 2000. The remainder of our net investment, $69 million, was in the second or third loss position and benefited from credit-enhancements provided by others (through ownership of credit-enhancement interests junior to our positions) totaling $87 million. Credit enhancement varies by specific asset.

                (4) Limited maximum loss: Our potential credit exposure to the mortgages that we credit-enhance is limited to our investment in the credit-enhancement securities that we acquire.

                (5) Credit reserve established at acquisition: We acquire credit-enhancement interests at a discount to their principal value. We set aside some of this discount as a credit reserve to provide for future credit losses. In most economic environments, we believe that this reserve should be large enough to absorb future losses. Thus, typically, most of our credit reserves are established at acquisition and are, in effect, paid for by the seller of the credit-enhancement interest.

                (6) Acquisition discount: For many of our credit-enhancement interests, the discount that we receive at purchase exceeds anticipated future losses and thus exceeds our designated credit reserve. Since we own these assets at a discount to our credit reserve adjusted value, the income statement effect of any credit losses in excess of our reserve would be mitigated.

        We believe that the outlook for our jumbo mortgage credit enhancement portfolio line in 2001 is excellent, as the supply of credit-enhancement opportunities is expected to increase as mortgage originations and mortgage securitizations increase. We expect pricing to remain favorable, as we expect demand from competitors will remain subdued. We expect to achieve continued growth with attractive pricing in this product line.

        RESIDENTIAL RETAINED PORTFOLIO

        We anticipate that the bulk of our growth, in terms of loans financed in the jumbo residential loan market, is most likely to be in our credit-enhancement portfolio. Nevertheless, we continuously seek to create the more specialized situations that allow us to add value by undertaking securitizations on our balance sheet and thus add to our residential retained loan portfolio.

        Our net retained interests from our securitizations are the assets of our residential retained portfolio less the long-term debt that we issue. These retained interests that we create are functionally and structurally similar to the credit-enhancement interests that we acquire. In each case, we are using our capital to credit-enhance high-quality jumbo residential loans so that AAA securities backed by these loans can be created and sold in the capital markets. For our retained portfolio, we acquire whole loans and undertake the securitization of the loans ourselves (structured as an issuance of long term debt). For our credit-enhancement portfolio, the seller of the mortgages undertakes the securitization of the loans and we acquire the credit-enhancement interest from them. Although we have greater control over mortgage underwriting and servicing in our retained portfolio than we do sometimes with our acquisitions of credit enhancement interests, creating retained loan portfolio interests entails certain risks. We undertake securitizations ourselves only when we believe that we have a distinct advantage in doing so relative to the alternative of allowing the seller to undertake the securitization.

        At December 31, 2000, our basis in our net retained interests from our securitizations totaled $37 million and our basis in our portfolio of acquired credit-enhancement interests totaled $81 million. These assets are shown in a different manner on our balance sheet. For our residential retained portfolio securitizations, we show both the underlying residential whole loans (residential whole loans of $1.13 billion at December 31, 2000) and the securities that we issue (long term debt of $1.09 billion) on our balance sheet. For acquired credit-enhancement interests, we show only the net amount ($81 million) as an asset.

        The process of adding to our retained loan portfolio commences when we underwrite and acquire mortgage loans from sellers. For our retained portfolio, we generally acquire loans in bulk purchases so that we can quickly build a portfolio large enough (usually $200 million or more) to support an efficient issuance of long-term debt. Although there is a limited supply of large portfolios for sale, competition to acquire portfolios of this size is also limited. We source our portfolio acquisitions primarily from large, well-established mortgage originators and the larger banks and thrifts.

        We believe that competition in the jumbo whole loan market is substantially reduced from its peak in 1997 to 1998. There were several thrifts and banks that were active buyers of high-quality jumbo residential loan portfolios. Most of these thrifts and banks are now out of the market, as they have been acquired by other depository institutions with different asset gathering strategies or they have changed strategies to focus on building portfolios of other asset types. Several other mortgage REITs were also active buyers of large portfolios, but appear to be less interested now due to severe financial difficulties, a change in strategy, or a change in ownership.

        We generally seek to acquire "A" quality adjustable-rate and hybrid loans for our retained loan portfolio. The securitization process for fixed-rate loans is highly efficient; we usually believe that there is little that we can add by securitizing these loans ourselves. Securitization of adjustable-rate and hybrid loans is less common, and is less well understood by many market participants. As the ultimate buyer of the credit-enhancement interests, and one of the leaders in developing the technology of securitizing adjustable rate and hybrid loans, we can sometimes add value by acquiring and securitizing these loans ourselves.

        Bulk sales of residential whole loan portfolios that meet our acquisition criteria and that are priced attractively relative to our long-term debt issuance levels have been rare in recent years. Many banks have portfolios of adjustable-rate and hybrid loans that they intend to sell. If interest rates drop, a greater supply of such portfolios may become available. When banks and mortgage originators are ready to sell, they may sell their portfolios as whole loans, in which case we would likely have the opportunity to acquire loans for our retained portfolio. Alternatively, they may hire a Wall Street firm to assist them with a securitization, in which case we would likely have the opportunity to acquire credit-enhancement interests for our credit-enhancement portfolio.

        We fund our loan acquisitions initially with short-term debt. When we are ready to issue long-term debt, we contribute these loans to our 100%-owned, special purpose-financing subsidiary ("Sequoia"). Sequoia, through a trust, then issues mostly AAA rated long term debt that generally matches the interest rate and prepayment characteristics of the loans and remits the proceeds of this offering back to us. Our net investment equals our basis in the loans less the proceeds that we received from the sale of long-term debt. The amount of equity that we invest in these trusts to support our long-term debt issuance is determined by the credit rating agencies, based on their review of the loans and the structure of the transaction.

        The net interest income that we generate per dollar of loan financed in our retained portfolio is higher than it is for our credit-enhancement portfolio. In our retained portfolio, we are generally both credit-enhancing the loans and earning the spread between the yield on the mortgages and the cost of funds of our long-term debt. The amount of capital that we employ as a percentage of the underlying loans in our retained portfolio is also generally higher than in our credit-enhancement portfolio. The returns on equity that we generate from our retained portfolio can be higher than we earn from our credit-enhancement portfolio, but also can be more variable with respect to market factors such as changes in interest rates and mortgage prepayment rates.

        We plan to accumulate more high-quality jumbo residential loans when loans are available on attractive terms relative to our anticipated costs of issuing long-term debt.

        INVESTMENT PORTFOLIO

        In our investment portfolio, we finance real estate through acquiring and funding mortgage securities. Generally these securities have high credit ratings. The substantial majority of this portfolio is rated AAA or AA, or effectively has a AAA rating through a corporate guarantee from Fannie Mae or Freddie Mac.

        Since we can fund these securities with a low cost of funds in the collateralized short-term debt (repo) markets, and since we have an efficient tax-advantaged corporate structure, we believe that we have some advantages in the mortgage-backed securities market relative to many other capital market investors.

        The maintenance of an investment portfolio serves several functions for us:

                (1) Given our balance sheet characteristics, tax status, and the capabilities of our staff, mortgage securities investments can earn an attractive return on equity,

                (2) Using a portion of our capital to fund mortgage assets with low levels of credit risk acts as a diversification for our balance sheet,

                (3) The high level of current cash flow from these securities (including principal receipts from mortgage prepayments) and the general ability to sell these assets into active trading markets has attractive liquidity characteristics for asset/liability management purposes, and

                (4) Our investment portfolio can be an attractive place to employ capital (and earn rates of return that are higher than cash) when our capital is not immediately needed to support our credit-related product lines or when we need flexibility to adjust our capital allocations.

        The bulk of our investment portfolio consists of adjustable-rate and floating rate mortgage securities funded with floating rate short-term debt. We do own some fixed rate assets in this portfolio that are either hedged or that we hold unhedged to counter-balance certain other characteristics of our balance sheet.

        The substantial majority of our investment portfolio securities are backed by high-quality residential mortgage loans. We do have smaller positions in residential securities backed by less than high-quality loans (when the securities are substantially credit-enhanced relative to the risks of the loans and thus qualify for investment grade debt ratings), in commercial mortgage securities, and in non-real estate related securities (such as U.S. Treasuries and non-real estate asset-backed securities).

        Although we have the ability to hold these securities to maturity, and our average holding period is quite long, we do sell securities from time to time. We do this either as part of our management of this portfolio or in order to free capital for other uses. Because of this flexible approach, we manage this portfolio on a total-rate-of-return basis, taking into account both prospective income and prospective market value trends in our investment analysis. To preserve management flexibility, we generally use mark-to-market accounting for this portfolio. As a result of market value fluctuations, quarterly reported earnings from our investment portfolio can be variable.

        We compete in the high-grade mortgage securities market with a great number of capital markets participants. In 1997 and 1998, competition increased significantly and asset prices rose. We responded by halting the growth of this portfolio and selling certain assets. Pricing in this market again became attractive in late 1998 as a result of capital market turmoil. Pricing has generally remained attractive through the end of 2000. In 1999 and 2000, our investment portfolio has ranged in size from $0.8 billion to $1.3 billion, depending on the capital needs of the rest of our balance sheet.

        Our current plan is to reduce the relative importance of our investment portfolio in our asset mix over time as we acquire residential credit assets. We currently plan to add to this portfolio when prospective returns are attractive relative to our other opportunities and, on a temporary basis, when we raise new equity capital.

        COMMERCIAL RETAINED PORTFOLIO

        Redwood's primary business focus is on residential real estate finance. On a limited basis, we also pursue opportunities in the commercial real estate loan market. For several years, we have been originating commercial real estate loans. Currently, our goal is to originate loans for portfolio, although we also seek to sell our commercial loans from time to time. We finance our commercial portfolio with committed bank lines, and we are seeking to diversify our funding sources through selling senior participations in our loans. We may acquire other types of commercial mortgage assets in the future. Total commercial loans, including those owned by our affiliate, RWT Holdings, Inc. ("Holdings"), were $76 million at December 31, 2000.

        OPERATIONS

        Our portfolio management staff forms flexible interdisciplinary product management teams that work to develop our four product lines and to increase our profitability over time. Our finance staff participates on these teams, and manages our overall balance sheet, borrowings, cash position, accounting, finance, tax, equity issuance, and investor relations.

        We build and maintain relationships with mortgage originators, banks that are likely to sell mortgage loan portfolios, Wall Street firms that broker mortgage product, mortgage servicing companies that process payments for us and assist with loss mitigation, technology and information providers that can help us conduct our business more effectively with the banks and Wall Street firms that provide us credit and assist with the issuance of our long-term debt, and with commercial property owners.

        We evaluate, underwrite, and execute asset acquisitions and commercial mortgage originations. We also evaluate potential asset sales. Some of the factors that we take into consideration are: asset yield characteristics; liquidity; anticipated credit losses; expected prepayment rates; the cost of funding; the amount of capital necessary to carry that investment in a prudent manner and to meet our internal risk-adjusted capital guidelines; the cost of any hedging that might be employed; potential market value fluctuations; contribution to our overall asset/liability goals; potential earnings volatility in adverse scenarios; and cash flow characteristics.

        We monitor and actively manage our credit risks. We work closely with our residential and commercial mortgage servicers, especially with respect to all delinquent loans. While procedures for working out troubled credit situations for residential loans are relatively standardized, we still find that an intense focus on assisting and monitoring our servicers in this process yields good results. We work to enforce the representations and warranties of our sellers, forcing them to repurchase loans if there is a breach of the conditions established at purchase. If a mortgage pool starts to under-perform our expectations, or if a servicer is not fully cooperative with our monitoring efforts, we will often seek to sell a credit-enhancement investment at the earliest opportunity before its market value is diminished.

        Prior to acquisition of a credit-enhancement interest, we typically review origination processes, servicing standards, and individual loan data. In many cases, we underwrite individual loan files and influence which loans are included in a securitization. Prior to acquisition of whole loans for our residential retained loan portfolio, we conduct a legal document review of the loans, review individual loan characteristics, and underwrite loans that appear to have higher risk characteristics. We only acquire the loans that we feel comfortable with.

        We actively monitor and adjust the asset/liability characteristics of our balance sheet. We follow our internal risk-adjusted capital guidelines, seeking to make sure that we are sufficiently capitalized to hold our assets to maturity through periods of market fluctuation. We intensely monitor our cash levels, the liquidity of our assets, the stability of our borrowings, and our projected cash flows and market values to make sure that we remain well funded and liquid. We generally seek to match the interest rate characteristics of our assets and liabilities within a range. If we cannot achieve our matching objectives on-balance sheet, we use interest rate hedge agreements to adjust our overall asset/liability mix. We monitor potential earnings fluctuations and cash flow changes from prepayments. We project credit losses and cash flows from our credit sensitive assets, and reassess our credit provisions and reserves, based on information from our loss mitigation efforts, borrower credit trends, and housing price trends. We regularly monitor the market values of our assets and liabilities by reviewing pricing from external and internal sources.

        We initiate new short-term borrowings on a regular basis with a variety of counter-parties. We structure long-term debt issuance. We model potential securitizations as market conditions fluctuate, allowing us to price potential loan acquisitions intended to be funded via long-term debt in our retained loan portfolio. We work with the credit rating agencies to determine credit-enhancement levels required to issue new long-term debt. In cases where we intend to acquire a credit-enhancement interest in a securitization performed by others, we sometimes assist them with maximizing the efficiency of the structuring of their securitization.


        RISK FACTORS

        The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. This is not an exhaustive list; other factors not listed here could be material to our results.

        We can provide no assurances with respect to projections or forward-looking statements made by us or by others with respect to our future results. Any one of the factors listed here, or other factors not so listed, could cause actual results to differ materially from expectations. It is not possible to accurately project future trends with respect to these factors, or to project which factors will be most important in determining our results, or to project what our future results will be.

        Throughout this Form 10-K and other company documents, the words "believe", "expect", "anticipate", "intend", "aim", "will", and similar words identify "forward-looking" statements.

        Mortgage loan delinquencies, defaults, and credit losses could reduce our earnings. We have other types of credit risk that could also cause losses. Credit losses could reduce our cash flow and access to liquidity.

        As a core part of our business, we assume the credit risk of mortgage loans. We do this in each of our portfolios. We may add other product lines over time that may have different types of credit risk than are described here. We are generally not limited in the types of assets that we can own or in the types of credit risk or other types of risk that we can undertake.

        Credit losses on residential mortgage loans can occur for many reasons, including: poor origination practices (leading to losses from fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, etc.); poor servicing practices; weak economic conditions; declines in the values of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems.

        Of our total net investment in our credit-enhancement portfolio, 15% ($12 million) was in a first loss position with respect to the underlying loans. We generally expect that the entire amount of these first loss investments will be subject to credit loss, potentially even in healthy economic environments. Our ability to make an attractive return on these investments depends on how quickly these expected losses occur. If the losses occur more quickly than we anticipate, we may not recover our investment and/or our rates of return may suffer.

        Second loss investments, which are subject to credit loss when the entire first loss investment (whether owned by us or by others) has been eliminated by credit losses, make up 26% ($21 million) of our net investment in credit enhancement interests. Third loss investments, or other investments that themselves enjoy various forms of material credit-enhancement, make up 59% ($48 million) of our net investment in credit enhancement interests. Given our normal expectations for credit losses, we would anticipate some future losses on many of our second loss interests but no losses on investments in the third loss or similar position. If credit losses are greater than, or occur sooner than, expected, our expected future cash flows will be reduced and our earnings will be negatively affected. Credit losses and delinquencies could also affect the cash flow dynamics of these securitizations and thus extend the period over which we will receive a return of principal from these investments. In most cases, this would reduce our economic and accounting returns. From time to time, we may pledge these interests as collateral for borrowings: a deterioration of credit results in this portfolio may adversely affect the terms or availability of these borrowings, and thus our liquidity.

        In our credit-enhancement portfolio, we may benefit from credit rating upgrades or restructuring opportunities through re-securitizations or other means in the future. If credit results deteriorate, these opportunities may not be available to us, or may be delayed.

        In anticipation of future credit losses, we designate a portion of the purchase discount associated with many of our credit enhancement interests as a form of credit reserve. The remaining discount is amortized into income over time via the effective yield method. If the credit reserve we set aside at acquisition proves to be insufficient, we may need to reduce our effective yield income recognition in the future or we may adjust our basis in these interests, thus reducing earnings.

        We are considering adopting EITF 99-20 during the first quarter of 2001. Generally, under EITF 99-20, if prospective cash flows from certain investments deteriorate even slightly from original expectations (due to changes in anticipated credit losses, prepayment rates, and so forth), then the asset will be marked-to-market (if the market value is lower than our basis). Mark-to-market adjustments under EITF 99-20 will reduce earnings.

        In our residential retained loan portfolio, we assume the direct credit risk of residential mortgages. Realized credit losses will reduce our earnings and future cash flow. We have a credit reserve for these loans and we may continue to add to this reserve in the future. There can be no assurance that our credit reserve will be sufficient to cover future losses. We may need to reduce earnings by increasing our credit-provisioning expenses in the future. Prospective changes in accounting rules may alter, limit, or eliminate our ability to create such credit reserves.

        Despite our efforts to manage our credit risk (as described in "Company Business and Strategy: Operations"), there are many aspects of credit that we cannot control, and there can be no assurance that our quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The representations and warranties that we receive from sellers may not be enforceable. We may not receive funds that we believe we are due to us from mortgage insurance companies. We rely on our servicers; they may not cooperate with our loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations (such as trustees, bond insurance providers, custodians, etc.) may not perform in a manner that promotes our interests. The value of the homes collateralizing our loans may decline. The frequency of default, and the loss severity on our loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, loans with balances over $1 million, and loans that are partially collateralized by non-real estate assets may have special risks. Our geographical diversification may be ineffective in reducing losses. If loans become REO (real estate owned), we, or our agents, will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws, and the like may exacerbate our losses. In some states and circumstances, we have recourse against the borrower's other assets and income; but, nevertheless, we may only be able to look to the value of the underlying property for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could be costly. It is likely, in many instances, that we will not be able to anticipate increased credit losses in a pool soon enough to allow us to sell such credit-enhancement interests at a reasonable price.

        Most of our investment portfolio assets (99% at December 31, 2000) were effectively rated AAA or AA. These assets benefit from various forms of corporate guarantees from Fannie Mae, Freddie Mac, and other companies and/or from credit enhancement provided by third parties (usually through their ownership of subordinated credit enhancement interests). Thus, our investment portfolio assets are protected from currently expected levels of credit losses. However, in the event of greater than expected future delinquencies, defaults, or credit losses, or a substantial deterioration in the financial strength of Fannie Mae, Freddie Mac, or other corporate guarantors, our results would likely be adversely affected. We may experience credit losses. Deterioration of the credit results or guarantees of these assets may reduce the market value of these assets, thus limiting our borrowing capabilities and access to liquidity. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Results could be affected through credit rating downgrades, market value losses, reduced liquidity, adverse financing terms, reduced cash flow, experienced credit losses, or in other ways. To the extent that we invest in non-investment grade assets in our investment portfolio (1% of our investment portfolio at December 31, 2000), our protection against credit loss is smaller and our credit risks and liquidity risks are increased. If we acquire equity securities, results may be volatile.

        The loans in our commercial retained loan portfolio may have higher degrees of credit and other risks than do our residential mortgage loans, including various environmental and legal risks. The net operating income and market values of income-producing properties may vary with economic cycles and as a result of other factors, so that debt service coverage is unstable. The value of the property may not protect the value of the loan if there is a default. Our commercial loans are not geographically diverse, so we are at risk for regional factors: at December 31, 2000, $56 million (73%) of our loan balances that we held at Redwood and Holdings were on commercial properties located in California. Many of our commercial loans are not fully amortizing, so the timely recovery of our principal is dependent on the borrower's ability to refinance at maturity. We lend against income-properties that are in transition. Such lending entails higher risks than traditional commercial property lending against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality may not meet standard commercial mortgage market criteria. The underlying properties may not transition or stabilize as expected. Personal guarantees and forms of cross-collateralization may not be effective. We generally do not service our loans; we rely on our servicers to a great extent to manage our commercial assets and work out loans and properties if there are delinquencies or defaults. This may not work to our advantage. Our loans are illiquid; if we choose to sell them, we may not be able to do so in a timely manner or for a reasonable price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates. We may sell senior participations in our loans, or similarly divide our loan assets so that the asset we retain is junior and has concentrated credit and other risks. We have directly originated our commercial loans. This may expose us to certain credit, legal, and other risks that may be greater than is usually present with acquired loans. We have sold commercial mortgage loans. The representations and warranties we made on these sales are limited, but could cause losses in some circumstances. We may invest in other types of commercial loan assets, such as mezzanine loans, second liens, credit-enhancement interests of commercial loan securitizations, junior participations, collateralized bond obligations (CBO's), and so forth, that may entail other types of risks.

        Aside from mortgage credit risk, we have other credit risks that are generally related to the counter-parties with which we do business. In the event a counter-party to our short-term borrowings becomes insolvent, we may fail in recovering the full value of our collateral, thus reducing our earnings and liquidity. In the event a counter-party to our interest rate agreements becomes insolvent, our ability to realize benefits from hedging may be diminished, and any cash or collateral that we pledged to these counter-parties may be unrecoverable. We may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase. We may not receive funds to which we are entitled. In various other aspects of our business, we depend on the performance of third parties that we do not control. We attempt to diversify our counter-party exposure and to limit our counter-party exposure to strong companies with investment-grade credit ratings, but we are not always able to do so. Our counter-party risk management strategy may prove ineffective.

        Tax and GAAP accounting for credit losses differ. We have not reduced our past and current taxable income to provide for a reserve for future credit losses. Thus, if credit losses occur in the future, taxable income may be reduced relative to GAAP income. When taxable income is reduced, our minimum dividend distribution requirements under the REIT tax rules are reduced. We could reduce our dividend rate in such a circumstance. Alternatively, credit losses in our assets may be capital losses for tax. Unless we had offsetting capital gains, our minimum dividend distribution requirement would not be reduced by these credit losses, but eventually our cash flow would be. This could reduce our free cash flow and liquidity.

        If we incur increased levels of credit losses, our earnings might be reduced, but also our cash flows, asset market values, and access to borrowings might be reduced. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, liquidity, and solvency issues.

        Fluctuations in our results may be exacerbated by the leverage that we employ and by liquidity risks.

        We employ substantial financial leverage on our balance sheet relative to many non-financial companies (although we employ less leverage than most banks, thrifts, and other financial institutions). We believe the amount of leverage that we employ is appropriate, given the risks in our balance sheet, the financing structures that we employ, and our management policies. In order to operate our business successfully, we require continued access to debt on favorable terms with respect to financing costs, capital efficiency, covenants, and other factors. We may not be able to achieve the optimal amount of leverage.

        Given the degree of leverage that we employ, earnings fluctuations, and liquidity and financial soundness issues could arise in the future. Due to our leverage, relatively small changes in asset quality, asset yield, cost of borrowed funds, and other factors could have relatively large effects on our company and our stockholders. Our use of leverage may not enhance our returns.

        Although we do not have a corporate debt rating, the nationally-recognized credit rating agencies have a strong influence on the amount of capital that we hold relative to the amount of credit risk we take. The rating agencies determine the amount of net investment we must make to credit-enhance the long-term debt (mostly rated AAA) that we issue to fund our residential retained loan portfolio. They also determine the amount of principal value required for the credit-enhancement interests we acquire. The credit-rating agencies, however, do not have influence over how we fund our net credit investments nor do they determine or influence many of our other capital and leverage policies. With respect to our short-term debt, our lenders (typically large commercial banks and Wall Street firms) limit the amount of funds that they will advance versus our collateral. We typically employ far less leverage than would be permitted by our lenders. However, lenders can reduce the amount of leverage that they will permit us to undertake, or the value of our collateral may decline, thus reducing our liquidity.

        Unlike banks, thrifts, and the government-sponsored real estate finance companies, we are not regulated by national regulatory bodies. Thus, the amount of financial leverage that we employ is largely controlled by management, and by the risk-adjusted capital policies approved by our Board of Directors.

        In the period in which we are accumulating residential whole loans in order to build a portfolio of efficient size to issue long-term debt, variations in the market for long-term debt issuance could affect our results. Ultimately we may not be able to issue long term debt, the cost of such debt could be greater than we anticipated, the net investment in our financing trust required by the rating agencies could be greater than anticipated, certain of our loans could not be accepted into the financing trust, or other negative effects could occur.

        We borrow on a short-term basis to fund our investment portfolio, to fund residential loans prior to the issuance of long-term debt, to employ a certain amount of leverage with respect to our net investments in credit-enhancement interests, to fund our commercial loan portfolio, to fund working capital and general corporate needs, and for other reasons. We borrow short-term by pledging our mortgage assets as collateral. We usually borrow via uncommitted borrowing facilities for the substantial majority of our short-term debt funded assets that are generally liquid, have active trading markets, and have readily discernible market prices. The term of these borrowings can range from one day to one year. To fund less liquid or more specialized assets, we typically utilize committed credit lines from commercial banks and finance companies with a one to two year term. Whether committed or not, we need to roll over short-term debt on a frequent basis; our ability to borrow is dependent on our ability to deliver sufficient market value of collateral to meet lender requirements. Our payment of commitment fees and other expenses to secure committed borrowing lines may not protect us from liquidity issues or losses. Variations in lenders' ability to access funds, lender confidence in Redwood, lender collateral requirements, available borrowing rates, the acceptability and market values of our collateral, and other factors could force us to utilize our liquidity reserves or to sell assets, and thus affect our liquidity, financial soundness, and earnings. In recent years, we believe that the marketplace for our type of secured short-term borrowing has been more stable than the commercial paper market (corporate unsecured short-term borrowing) utilized by much of corporate America, but there is no assurance that such stability will continue.

        Various of our borrowing arrangements subject us to debt covenants. While these covenants have not been restrictive through December 31, 2000, they could be restrictive or harmful to stockholder interests in the future. Should we violate debt covenants, we may incur expenses, losses, or reduced ability to access debt.

        Preferred stock makes up a portion of our equity capital base (12% at December 31, 2000). Our Class B Preferred Stock has a dividend rate of at least $0.755 per share per quarter, and has certain rights to dividend distributions (and preferences in liquidation) that are senior to common stockholders. Having preferred stock in our capital structure is a form of leverage, and such leverage may or may not work to the advantage of common stockholders.

        Changes in the market values of our assets and liabilities can adversely affect our earnings, stockholders' equity, and liquidity.

        The market values of our assets, liabilities, and hedges are affected by interest rates, the shape of yield curves, volatility, credit quality trends, mortgage prepayment rates, supply and demand, capital markets trends and liquidity, general economic trends, expectations about the future, and other factors. For the assets that we mark-to-market through our income statement and/or balance sheet, such market value fluctuations will affect our earnings and book value. To the extent that our basis in our assets is thus changed, future income will be affected as well. If we sell an asset that has not been marked-to-market through our income statement at a reduced market price relative to our basis, our earnings will be reduced. Market value reductions of the assets that we pledge for short-term borrowings may reduce our access to liquidity.

        Generally, reduced asset market values for the assets that we own may have negative effects, but might improve our opportunities to acquire new assets at attractive pricing levels. Increases in the market values of our existing assets may have positive effects, but may mean that acquiring new assets at attractive prices becomes more difficult.

        Changes in mortgage prepayment rates may affect our earnings, liquidity, and the market values of our assets.

        Mortgage prepayment rates are affected by interest rates, consumer behavior and confidence, seasoning of loans, the amount of equity in the underlying properties, prepayment terms of the mortgages, the ease and cost of refinancing, the housing turnover rate, media awareness of refinancing opportunities, and many other factors.

        Changes in prepayment rates may have multiple effects on our operations. Faster mortgage prepayment rates may lead to increased premium amortization expenses for premium assets, increased working capital requirements, reduced market values for certain types of assets, adverse reductions in the average life of certain assets, and an increase in the need to reinvest cash to maintain operations. Premium assets may experience faster rates of prepayments than discount assets. Slower prepayment rates may lead to reduced discount amortization income for discount assets, reduced market values for discount and other types of assets, extension of the average life of certain investments at a time when this would be contrary to our interests, a reduction in cash flow available to support operations and make new investments, and a reduction in new investment opportunities (since the volume of new origination and securitizations would likely decline). Slower prepayment rates may lead to increased credit losses.

        The amount of premium and discount we have on our books, and thus our net amortization expenses, can change over time as we mark-to-market assets or as our asset composition changes through principal repayments and asset purchases and sales.

        Interest rate fluctuations can have various effects on our company, and could lead to reduced earnings and / or increased earnings volatility.

        Our balance sheet and asset/liability operations are complex and diverse with respect to interest rate movements, so it is not possible to describe all the possible effects of changing interest rates. We do not seek to eliminate all interest rate risk. Changes in interest rates, and in the interrelationships between various interest rates, could have negative effects on our earnings, the market value of our assets and liabilities, mortgage prepayment rates, and our access to liquidity. Changes in interest rates can also affect our credit results.

        Generally, rising interest rates could lead to reduced asset market values and slower prepayment rates. Initially, our net interest income may be reduced if short-term interest rates increase, as our cost of funds would likely respond to this increase more quickly than would our asset yields. Within 3 to 12 months of a rate change, however, asset yields for our adjustable rate mortgages may increase commensurately with the rate increase. Higher short-term interest rates may reduce earnings in the short-term, but could lead to higher long-term earnings, as we earn more on the equity-funded portion of our balance sheet. To the extent that we own fixed rate assets that are funded with floating rate debt, our net interest income from this portion of our balance sheet would be unlikely to recover until interest rates dropped again or the assets matured. Many of our adjustable-rate mortgages have periodic caps that limit the extent to which the coupon we earn can rise or fall (usually a 2% annual cap) and life caps that set a maximum coupon (averaging 11.43% for our portfolio). If short-term interest rates rise rapidly or rise so that our mortgage coupons reach their life caps, the ability of our asset yields to rise along with market rates would be limited, but there would be no such limits on the increase in our liability costs.

        Falling interest rates can also lead to reduced asset market values in some circumstances, particularly for prepayment sensitive assets and for many types of interest rate agreement hedges. Decreases in short-term interest rates can be positive for earnings in the near-term, as our cost of funds may decline more quickly than our asset yields would. For longer time horizons, falling short-term interest rates can reduce our earnings, as we may earn lower yields from the assets that are equity-funded on our balance sheet.

        Changes in the interrelationships between various interest rates can reduce our net interest income even in the absence of a clearly defined interest rate trend. If the short-term interest rate indices that drive our asset yields were to decline relative to the short-term interest rate indices that determine our cost of funds, our net interest income would be reduced.

        Hedging activities may reduce long-term earnings and may fail to reduce earnings volatility or to protect the capital of the company in difficult economic environments.

        Hedging against interest rate movements using interest rate agreements and other instruments usually has the effect over long periods of time of lowering long-term earnings. To the extent that we hedge, it is usually to protect the company from some of the effects of a rapid or prolonged increase in short-term interest rates or to lower short-term earnings volatility. Such hedging may not be in the long-term interest of stockholders, and may not achieve its desired goals. For instance, hedging costs may rise as interest rates increase, without an offsetting increase in hedging income. In a rapidly rising interest rate environment, the market values of hedges may not increase as predicted. Using interest rate agreements to hedge may increase short-term earnings volatility, particularly since we employ mark-to-market accounting for all our hedges. Reductions in market values of interest rate agreements may not be offset by increases in market values of the assets or liabilities being hedged. Changes in market values of interest rate agreement hedges may require us to pledge collateral or cash.

        Maintaining REIT status may reduce our flexibility.

        To maintain REIT status, we must follow rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. Frequent asset sales (acting as a "dealer") may be inconsistent with REIT regulations.

        Certain types of hedging may produce income that is limited under the REIT rules. Our ability to own non-real estate related assets and earn non-real estate related income is limited. Meeting minimum REIT dividend distribution requirements may reduce our liquidity. Because we distribute much of our earnings as dividends, we may need to raise new equity capital in order to grow operations at a rapid pace. Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source. Failure to meet REIT requirements may subject us to taxation, penalties, and / or loss of REIT status. REIT laws and taxation could change in a manner adverse to our operations. To pursue our business plan as a REIT, we generally need to avoid becoming a Registered Investment Company (RIC). To avoid RIC restrictions, we generally need to maintain at least 55% of our assets in whole loan form or in other related forms of assets that qualify for this test. Meeting this test may restrict our flexibility. Failure to meet this test would limit our ability to leverage and would impose other restrictions on our operations. Our ability to operate a taxable subsidiary is limited under the REIT rules. Our REIT status affords us certain protections against take-over attempts; these take-over restrictions may not always work to the advantage of stockholders.

        Our cash balances and cash flows may become limited relative to our cash needs.

        We need cash to meet our working capital needs, preferred stock dividend, and minimum REIT dividend distribution requirements. Cash could be required to pay down our borrowings in the event that the market values of our assets that collateralize our debt decline, the terms of short-term debt become less attractive, or for other reasons. Cash flows from principal repayments could be reduced should prepayments slow or credit quality trends deteriorate (for certain of our assets, credit tests must be met for us to receive cash flows). For some of our assets, cash flows are "locked-out" and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. Operating cash flow generation could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flow if our income as calculated for tax purposes significantly exceeds our cash flow from operations. Generally, our cash flow has materially exceeded our cash requirements. We generally maintain what we believe are ample cash balances and access to borrowings to meet projected cash needs. In the event, however, that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In a serious situation, our REIT status or our solvency could be threatened.

        Increased competition could reduce our acquisition opportunities or affect our operations in a negative manner.

        We believe that our principal competitors in our business of real estate finance are depositories such as banks and thrifts, mortgage and bond insurance companies, other mortgage REITs, hedge funds and private investment partnerships, life insurance companies, government entities such as Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Home Loan Banks, mutual funds, pension funds, mortgage originators, and other financial institutions. We anticipate that we will be able to compete effectively due to our relatively low level of operating costs, relative freedom to securitize our assets, our ability to utilize leverage, freedom from certain forms of regulation, focus on our core business, and the tax advantages of our REIT status. Nevertheless, most of our competitors have greater operating and financial resources than we do. Competition from these entities, or new entrants, could raise mortgage prices, reduce our acquisition opportunities, or otherwise materially effect our operations in a negative manner.

        Mortgage assets may not be available at attractive prices, thus limiting our growth and / or earnings.

        In order to reinvest proceeds from mortgage principal repayments, or to deploy new equity capital that we may raise in the future, we need to acquire new mortgage assets. If pricing of mortgage assets is unattractive, or if the availability of mortgage assets is much reduced, we may not be able to acquire new assets at attractive prices. Our new assets may generate lower returns than the assets that we have on our balance sheet. Generally, unattractive pricing and availability of mortgage assets is a function of reduced supply and / or increased demand. Supply can be reduced if originations of a particular product are reduced, or if there are few sales in the secondary market of seasoned product from existing portfolios. The supply of securitized mortgages appropriate for our balance sheet could be reduced if the economics of securitization become unattractive or if a form of securitization that is not favorable for our balance sheet predominates. Also, assets with a favorable risk/reward ratio may not be available if the risks of owning mortgages increase substantially relative to market pricing levels. Increased competition could raise prices to unattractive levels.

        Accounting conventions can change, thus affecting our reported results and operations.

        Accounting rules for the various aspects of our business change from year to year. While we believe we use conservative accounting methods, changes in accounting rules can nevertheless affect our reported income and stockholders' equity.

        Our policies, procedures, practices, product lines, risks, and internal risk-adjusted capital guidelines are subject to change.

        Our company is operated by its management and Board of Directors. In general, we are free to alter our policies, procedures, practices, product lines, leverage, risks, internal risk-adjusted capital guidelines, and other aspects of our business. We can enter new businesses, or pursue acquisitions of other companies. In most cases, we do not need to seek stockholder approval to make such changes. We will not necessarily notify stockholders of such changes.

        We depend on key personnel for successful operations.

        We depend significantly on the contributions of our executive officers and staff. Many of our officers and employees would be difficult to replace. The loss of any key personnel could materially affect our results.

        Investors in our common stock may experience losses, volatility, and poor liquidity.

        Our earnings, cash flow, book value, and dividends can be volatile and difficult to predict. Investors should not rely on predictions. Fluctuations in our current and prospective earnings, cash flow, and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect our stock price. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.


        RWT HOLDINGS, INC BUSINESS AND STRATEGY

        RWT Holdings, Inc. ("Holdings") was formed in 1998 to originate and sell commercial mortgages. Holdings also engaged in other mortgage finance businesses that were closed in 1999. On January 1, 2001, the common stockholders of Holdings sold their stock to Redwood, thus giving Redwood the 1% economic interest in Holdings that it did not already own. Starting in 2001, Redwood will operate Holdings as a 100%-owned subsidiary and will consolidate Holdings' financial statements with its own financial statements. See Redwood's Business and Strategy:
        Commercial Retained Portfolio, Risk Factors, and Management's Discussion and Analysis: Results of Operations: Commercial Retained Portfolio as well as Holdings' Management's Discussion and Analysis for more information.


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

        STOCK OWNERSHIP TESTS

        The capital stock of Redwood Trust must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. Redwood Trust must satisfy these stock ownership requirements each taxable year. Redwood Trust must solicit information from certain of its stockholders to verify ownership levels and its Articles of Incorporation provide restrictions regarding the transfer of Redwood Trust's shares in order to aid in meeting the stock ownership requirements. If Redwood Trust were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the "good faith" exemption is available.

        ASSET TESTS

        For tax years beginning before December 31, 2000, Redwood Trust must generally meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

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

        For tax years beginning after December 31, 2000, Redwood Trust must generally meet the following REIT Asset Tests at the close of each quarter of each taxable year:

                (a) the 75% Asset Test;

                (b) not more than 25% of the value of Redwood Trust's total assets is represented by securities (other than those includible under the 75% Asset Test);

                (c) not more than 20% of the value of Redwood Trust's total assets is represented by securities of one or more taxable REIT subsidiary; and

                (d) the value of securities held by Redwood Trust, other than those of a taxable REIT subsidiary or taken into account for purposes of the 75% Asset Test, must not exceed either (i) 5% of the value of Redwood Trust's total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding vote or value of any such issuer's securities.

        Redwood Trust expects that substantially all of its assets will be Qualified REIT Real Estate Assets. In addition, Redwood Trust does not expect that the value of any non-qualifying security of any one entity, including interests in taxable affiliates, would ever exceed 5% of Redwood Trust's total assets, and Redwood Trust does not expect to own more than 10% of the vote or value of any one issuer's securities.

        Redwood Trust intends to monitor closely the purchase, holding and disposition of its assets in order to comply with the REIT Asset Tests. In particular, Redwood Trust intends to limit and diversify its ownership of any assets not qualifying as Qualified REIT Real Estate Assets to less than 25% of the value of Redwood Trust's assets, to less than 5%, by value, of any single issuer and to less than 20%, by value, of any taxable REIT subsidiaries. If it is anticipated that these limits would be exceeded, Redwood Trust intends to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits.

        GROSS INCOME TESTS

        Redwood Trust must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year:

                (a) at least 75% of Redwood Trust's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test"); and,

                (b) at least 95% of Redwood Trust's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

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

        DISTRIBUTION REQUIREMENT

        For tax years before 2001, Redwood Trust must generally distribute to its stockholders an amount equal to at least 95% of Redwood Trust's REIT taxable income before deductions of dividends paid and excluding net capital gain. Beginning with the 2001 tax year, this REIT distribution requirement is reduced to 90%.

        The IRS has ruled that if a REIT's dividend reinvestment plan allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the distribution requirement.

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

        TAXABLE REIT SUBSIDIARIES

        Effective January 1, 2001, RWT Holdings, Inc. ("Holdings") and Redwood Trust elected to treat Holdings as a "taxable REIT subsidiary" of Redwood Trust. As a "taxable REIT subsidiary", Holdings is not subject to the asset, income and distribution requirements of Redwood Trust nor are its assets, liabilities or income treated as assets, liabilities or income of Redwood Trust for purposes of each of the above REIT qualification tests. "Taxable REIT subsidiaries" are prohibited from, directly or indirectly, operating or managing a lodging or healthcare facility or providing to any person, under franchise, license or otherwise, rights to any lodging or healthcare facility brand name. In addition, Redwood Trust will be subject to a 100% penalty tax on any rent or other charges that it imposes on any taxable REIT subsidiary in excess or an arm's length price for comparable services. Redwood Trust expects that any rents and charges imposed on Holdings or any taxable REIT subsidiary will be at arm's length prices.

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

        TAXABLE AFFILIATES

        Redwood Trust intends to undertake certain hedging activities, the creation of mortgage securities through securitization, and may originate, sell and manage residential and commercial mortgage loans and other assets through its taxable affiliates. Redwood Trust has not elected to treat these taxable affiliates as "taxable REIT subsidiaries." In order to ensure that Redwood Trust does not violate the more than 10% stock of a single issuer limitation described above, Redwood Trust owns (or will own) only 10% or less of the vote or value of such taxable affiliate's stock and the other persons own (or will own) all of the remaining stock of such taxable affiliates. The value of Redwood Trust's investment in such taxable affiliates must also be limited to less than 5% of the value of Redwood Trust's total assets at the end of each calendar quarter so that Redwood Trust can also comply with the 5% of value, single issuer asset limitation described above under " - General - Asset Tests." The taxable affiliates do not elect REIT status and distribute only net after-tax profits to their stockholders, including Redwood Trust. Before Redwood Trust engages in any hedging or securitization activities or uses any such taxable affiliates, Redwood Trust will obtain an opinion of counsel to the effect that such activities or the formation and contemplated method of operation of such corporation will not cause Redwood Trust to fail to satisfy the REIT Asset and REIT Gross Income Tests.

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

        GAIN ON DISPOSITION

        A Non-United States Holder will generally not be subject to United States Federal income tax on gain recognized on a sale or other disposition of its shares of either Common or Preferred Stock unless (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Non-United States Holder, (ii) in the case of a Non-United States Holder who is a nonresident alien individual and holds such shares as a capital asset, such holder is present in the United States for 183 or more days in the taxable year and certain other requirements are met, or (iii) the Non-United States Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a United States Holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Non-United States Holders should consult applicable treaties, which may provide for different rules.

        Gain recognized by a Non-United States Holder upon a sale of either Common Stock or Preferred Stock will generally not be subject to tax under FIRPTA if Redwood Trust is a "domestically-controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-United States persons. Because only a minority of Redwood Trust's stockholders are expected to be Non-United States Holders, Redwood Trust anticipates that it will qualify as a "domestically-controlled REIT." Accordingly, a Non-United States Holder should not be subject to United States Federal income tax from gains recognized upon disposition of its shares.

        INFORMATION REPORTING AND BACKUP WITHHOLDING

        Redwood Trust will report to its U.S. stockholders and the Internal Revenue Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding at the rate of 31% with respect to distributions paid unless such holder
        (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A stockholder that does not provide Redwood Trust with its correct taxpayer identification number may also be subject to penalties imposed by the Internal Revenue Service. Any amount paid as backup withholding will be creditable against the stockholder's income tax liability. In addition, Redwood Trust may be required to withhold a portion of dividends and capital gain distributions to any stockholders that do not certify under penalties of perjury their non-foreign status to Redwood Trust.


        EMPLOYEES

        As of March 27, 2001, we employed twenty-four people at Redwood and its subsidiaries.


ITEM 2. PROPERTIES

        Redwood Trust and Holdings lease space for their executive and administrative offices at 591 Redwood Highway, Suites 3100, and 3280, Mill Valley, California 94941, telephone (415) 389-7373.


ITEM 3. LEGAL PROCEEDINGS

        At December 31, 2000, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Redwood Trust's stockholders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Effective January 28, 1998, Redwood Trust's Common Stock was listed and traded on the New York Stock Exchange under the symbol RWT. Prior to that date, Redwood Trust's Common Stock was traded on the over-the-counter market and was quoted on the NASDAQ National Market under the symbol RWTI. Redwood Trust's Common Stock was held by approximately 330 holders of record on March 27, 2001 and the total number of beneficial stockholders holding stock through depository companies was approximately 2,800. The high and low closing sales prices of shares of the Common Stock as reported on the New York Stock Exchange or the NASDAQ National Market composite tape and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

                                                                                  Common Dividends Declared
                                                                           ----------------------------------------
                                            Stock Prices                   Record           Payable            Per
                                       High             Low                 Date              Date            Share
                                       ----             ---                 ----              ----            -----
Year Ended
December 31, 2001

First Quarter (through
March 27, 2001)                       $20.44          $16.81                3/30/01           4/23/01          $0.50

Year Ended
December 31, 2000

Fourth Quarter                        $17.94          $15.06               12/29/00           1/22/01          $0.44
Third Quarter                         $15.94          $13.63                9/29/00          10/23/00          $0.42
Second Quarter                        $14.94          $13.50                6/30/00           7/21/00          $0.40
First Quarter                         $14.81          $11.94                3/31/00           4/21/00          $0.35

Year Ended
December 31, 1999

Fourth Quarter                        $13 1/4         $11 5/16             12/31/99           1/21/00          $0.25
Third Quarter                         $17 1/2         $12 3/4               11/8/99          11/22/99          $0.15
Second Quarter                        $17 9/16        $14 1/2                    --                --             --
First Quarter                         $17 3/8         $13 1/2                    --                --             --

Year Ended
December 31, 1998

Fourth Quarter                        $16 1/16        $11 1/16                   --                --             --
Third Quarter                         $17 5/8         $12 3/4                    --                --             --
Second Quarter                        $25 5/8         $17 9/16               8/6/98           8/21/98          $0.01
First Quarter                         $23 1/2         $18 5/8                5/7/98           5/21/98          $0.27

        Redwood Trust intends to pay quarterly dividends so long as the minimum REIT distribution rules require it. Redwood Trust intends to make distributions to its stockholders of all or substantially all of its taxable income each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by Redwood Trust at the discretion of the Board of Directors and will depend on the taxable earnings of Redwood Trust, financial condition of Redwood Trust, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Preferred Stock. As of December 31, 2000, the full cumulative dividends have been paid on the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data is for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.



(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------------
                                               2000              1999              1998              1997              1996
                                           ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:
   Interest income after provisions for
     credit losses                         $    169,261      $    145,964      $    221,684      $    195,674      $     65,588
   Interest expense and interest rate
     agreement expense                         (138,603)         (119,227)         (199,638)         (164,018)          (50,349)
   Net interest income after provision
     for credit losses                           30,658            26,737            22,046            31,656            15,239
   Equity in earnings (losses) of
     RWT Holdings, Inc.                          (1,676)          (21,633)           (4,676)               --                --
   Operating expenses                            (7,850)           (3,835)           (5,876)           (4,658)           (2,554)
   Other income                                      98               175               139                --                --
   Net unrealized/realized market
     value gains (losses)                        (2,296)              284           (38,943)              563                --
   Dividends on Class B preferred stock          (2,724)           (2,741)           (2,747)           (2,815)           (1,148)
   Change in accounting principle                    --                --           (10,061)               --                --
   Net income (loss) available to
     common stockholders                   $     16,210      $     (1,013)     $    (40,118)     $     24,746      $     11,537
   Core earnings: ongoing operations
     before mark-to market and
       non recurring expenses              $     18,585      $     16,622      $     12,666      $     24,746      $     11,537
   Average common shares - "diluted"          8,902,069         9,768,345        13,199,819        13,680,410         8,744,184
   Diluted net income (loss) per share     $       1.82      $      (0.10)     $      (3.04)     $       1.81      $       1.32
   Core earnings per share                 $       2.08      $       1.71      $       0.96      $       1.81      $       1.32
   Dividends declared per Class B
     preferred share                       $       3.02      $       3.02      $       3.02      $       3.02      $       1.14
   Dividends declared per common share     $       1.61      $       0.40      $       0.28      $       2.15      $       1.67
BALANCE SHEET DATA: END OF PERIOD
   Mortgage assets                         $  2,033,705      $  2,362,806      $  2,658,428      $  3,354,510      $  2,138,364
   Total assets                            $  2,082,115      $  2,419,928      $  2,832,448      $  3,444,197      $  2,184,197
   Short-term debt                         $    756,222      $  1,253,565      $  1,257,570      $  1,914,525      $  1,953,103
   Long-term debt                          $  1,095,835      $    945,270      $  1,305,560      $  1,172,801                --
   Total liabilities                       $  1,866,451      $  2,209,993      $  2,577,658      $  3,109,660      $  1,973,192
   Total stockholders' equity              $    215,664      $    209,935      $    254,790      $    334,537      $    211,005
   Number of Class B preferred
     shares outstanding                         902,068           902,068           909,518           909,518         1,006,250
   Number of common shares outstanding        8,809,500         8,783,341        11,251,556        14,284,657        10,996,572
   Book value per common share             $      21.47      $      20.88      $      20.27      $      21.55      $      16.50
OTHER DATA:
   Average assets                          $  2,296,641      $  2,293,238      $  3,571,889      $  3,036,725      $    999,762
   Average borrowings                      $  2,070,943      $  2,046,132      $  3,250,914      $  2,709,208      $    861,316
   Average equity                          $    213,938      $    237,858      $    307,076      $    307,029      $    131,315
   Interest rate spread after provision
     for credit losses                             0.86%             0.79%             0.28%             0.59%             0.90%
   Net interest margin after provision
     for credit losses                             1.33%             1.17%             0.62%             1.04%             1.52%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.


        SAFE HARBOR STATEMENT


        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this 2000 annual report Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, among other things, credit results for our mortgage assets, our cash flows and liquidity, changes in interest rates and market values on our mortgage assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of mortgage assets and the credit status of borrowers, and the level of liquidity in the capital markets, as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in this Form 10-K (see Risk Factors above.) Other factors not presently identified may also cause actual results to differ. We continuously update and revise our estimates based on actual conditions experienced. It is not practicable to publish all such revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements included above will continue to be accurate in the future.

        Throughout this Form 10-K and other company documents, the words "believe", "expect", "anticipate", "intend", "aim", "will", and similar words identify "forward-looking" statements.


        RESULTS OF OPERATIONS

        EARNINGS SUMMARY

        Core earnings were $0.62 per share for the fourth quarter of 2000 and $2.08 per share for fiscal year 2000, in each case a new record for Redwood. Increases in core earnings per share were 29% for the fourth quarter and 22% for the full year of 2000 as compared to the same periods in 1999. Core earnings are earnings from ongoing operations before mark-to-market adjustments and non-recurring items.

        Reported earnings per share were $0.55 for the fourth quarter 2000 and $1.82 for the year 2000. We paid $1.61 per common share in dividends in year 2000. Book value rose from $20.88 to $21.47 per share during 2000.

        REVENUES SUMMARY

        Most of our revenue comes from the monthly mortgage payments that homeowners make on their mortgage loans. To a lesser degree, we also earn revenues from commercial mortgage loans.

        Total revenues increased from $146 million in 1999 to $169 million in 2000. Our average balance of earning assets remained constant at $2.2 billion, while our average asset yield increased from 6.62% to 7.55%. Asset yields increased because we shifted our asset mix towards higher yielding products, coupon rates on our adjustable rate mortgages rose in conjunction with increases in short-term interest rates, premium amortization expenses declined as mortgage prepayment rates slowed, and credit provision expenses declined due to strong portfolio credit performance.

        From 1998 to 1999, revenues declined from $222 million to $146 million. Asset yields increased from 6.42% to 6.62%, but average earning assets declined from $3.5 billion to $2.2 billion as we utilized a significant portion of our capital to repurchase our common stock. Asset yields rose, despite a decrease in mortgage coupon rates, due to a significant decline in premium amortization expenses. Premium amortization expenses declined as a result of significantly reduced premium balances and slower mortgage prepayment rates.

        In 2001, we expect that revenues may decline from the $169 million that we earned in 2000, although we currently expect that interest expenses may decline faster than revenues and that our net interest income may benefit in the short-term. We expect revenues to decline as asset yields decline along with falling short-term interest rates and as premium amortization expenses increase along with faster mortgage prepayment rates.

        Our average earning assets could decline, leading to reduced revenues, should we acquire additional credit-enhancement interests or other assets that require a greater amount of capital per dollar of revenue generated. Declining revenues from such a change in asset mix would not necessarily imply a decline in net interest income, for liabilities would decline under such a strategy as well.

        If we raise additional equity capital in 2001, we plan to acquire additional assets, and revenues would likely increase.

        TABLE 1
        TOTAL INTEREST INCOME AND YIELDS
        (ALL DOLLARS IN THOUSANDS)

                                                              NET                               TOTAL
                       AVERAGE                              PREMIUM           CREDIT           INTEREST          EARNING
                       EARNING            COUPON         AMORTIZATION        PROVISION          INCOME            ASSET
                        ASSETS            INCOME            EXPENSE           EXPENSE          REVENUES           YIELD
                      ----------          ------         ------------        ---------         --------          -------
Q1: 1999              $2,551,046          $44,006           $(2,274)            $(345)           $41,387           6.49%
Q2: 1999               2,208,554           37,722            (1,632)             (371)            35,719           6.47%
Q3: 1999               2,054,558           35,337              (782)             (416)            34,139           6.65%
Q4: 1999               2,011,107           35,407              (474)             (214)            34,719           6.91%
Q1: 2000               2,368,090           43,461              (522)             (119)            42,820           7.23%
Q2: 2000               2,287,179           43,091                 45             (128)            43,008           7.52%
Q3: 2000               2,192,390           42,959            (1,040)             (240)            41,679           7.60%
Q4: 2000               2,123,648           42,816              (818)             (244)            41,754           7.86%

1998                  $3,451,611         $250,597          $(27,793)          $(1,120)          $221,684           6.42%
1999                   2,204,421          152,472            (5,162)           (1,346)           145,964           6.62%
2000                   2,242,363          172,327            (2,335)             (731)           169,261           7.55%

        We operate in the single business segment of real estate finance, with common staff and management, commingled financing arrangements, and flexible capital commitments. We allocate our staff and capital resources in a fluid manner to our real estate finance product lines as we seek the highest risk-adjusted returns.

        To provide a greater level of detail on our revenue trends, we discuss revenue and portfolio characteristics by product line below. The following discussion of our assets contains statistics that in some cases have been obtained from or compiled from information made available by servicing entities and information service providers.

        RESIDENTIAL CREDIT-ENHANCEMENT PORTFOLIO

        We actively added to our residential credit-enhancement portfolio during 2000, increasing our commitments by over 200%. Pricing in this market was attractive due to reduced competition. We were able to structure a number of attractive transactions involving seasoned loans (which generally have less credit risk than newly originated loans). In many of our transactions, with both new and seasoned loans, we were able to work with sellers to underwrite loans prior to securitization and to remove the more risky loans from the loan pools that we agreed to finance. Substantially all of the $23 billion of loans that we added to our credit-enhancement portfolio in 1999 and 2000 were "A" quality loans.

        Credit-enhancement revenues were $3.0 million in 1998, $4.2 million in 1999, and $8.5 million in 2000. Much of this revenue goes directly to net interest income, as we utilize a relatively high percentage of equity to fund this portfolio. Increases in revenues were largely a result of increases in our credit-enhancement portfolio. Our credit-enhancement portfolio increased from under $1 billion at the end of 1998 to $6 billion at the end of 1999 and $23 billion at the end of 2000. The principal value of our credit-enhancement interests increased from $17 million to $49 million to $125 million, and our net basis in these assets increased from $8 million to $28 million to $81 million at the end of 1998, 1999, and 2000, respectively.

        The yield on our net credit-enhancement assets decreased from 26% in 1998 to 23% in 1999 to 14% in 2000. Given favorable credit results, yields on credit-enhancement assets should increase over time. Our yields on the credit-enhancement interests that we acquired from 1994 to 1997 have been growing. Our returns on these assets were further increased when we resecuritized these assets in December 1997. Our average yield for all of our credit-enhancement assets has decreased over time as we have acquired new credit-enhancement interests and booked them at relatively low initial yields. In addition, we have increased the percentage of second and third loss positions in our mix of credit-enhancement assets; these assets have less risk but also lower yields. Given favorable credit results, we would expect to be able to increase the yields of our newer assets over time. After a few years, we may be able to resecuritize these interests, thus further increasing their yields.

        TABLE 2
        CREDIT ENHANCEMENT PORTFOLIO INTEREST INCOME AND YIELDS
        (ALL DOLLARS IN THOUSANDS)

                                                   AVERAGE                                         NET
                    AVERAGE        AVERAGE            NET                                        DISCOUNT      TOTAL
                   PRINCIPAL        CREDIT         DISCOUNT        AVERAGE       COUPON        AMORTIZATION   INTEREST
                     VALUE         RESERVE         BALANCE          BASIS        INCOME           INCOME       INCOME       YIELD
                   ---------       -------         --------        -------       ------        ------------   --------      -----
Q1: 1999            $21,096        $(6,096)        $(1,887)        $13,113          $334             $469        $803      24.51%
Q2: 1999             21,624         (6,107)         (2,023)         13,494           341              518         859      25.46%
Q3: 1999             27,020         (5,774)         (1,931)         19,315           478              583       1,061      21.97%
Q4: 1999             41,946         (9,263)         (5,693)         26,989           747              732       1,479      21.92%
Q1: 2000             56,439        (11,567)         (6,758)         38,114         1,048              567       1,615      16.95%
Q2: 2000             77,173        (16,361)         (7,654)         53,158         1,412              723       2,135      16.07%
Q3: 2000            100,857        (21,484)        (11,956)         67,417         1,928              356       2,284      13.55%
Q4: 2000            113,370        (24,596)        (12,514)         76,260         2,144              346       2,490      13.06%

1998                $22,077        $(7,275)        $(3,265)        $11,537        $1,627           $1,336      $2,963      25.68%
1999                 27,976         (7,068)         (2,639)         18,269         1,900            2,302       4,202      23.00%
2000                 87,070        (18,527)         (9,734)         58,809         6,532            1,992       8,524      14.49%

        Credit losses in this portfolio (reductions in principal value of our interests) were $3.3 million in 1998, $1.1 million in 1999, and $0.8 million in 2000. To date, credit losses on our credit-enhancement interests acquired from 1994 to 1997 have been slightly higher than we originally anticipated; credit losses on credit-enhancement interests acquired from 1998 through the present have been lower than we originally anticipated.

        We charged these losses against our credit reserve for these assets. We designate a portion of the purchase discount that we book upon acquisition as credit reserve to provide for estimated future credit losses. This effectively reduces our discount balances, and thus reduces discount amortization income and the yields that we recognize on these assets. Our designated credit reserve for our credit-enhancement portfolio was $6 million at the end of 1998, $11 million at the end of 1999, and $27 million at the end of 2000.

        Some of our credit-enhancement assets are themselves credit-enhanced by securitized interests held by others (often the originator) that are junior to us, i.e., we do not always hold a first loss position. The first loss positions held by others are a form of credit reserve for us with respect to loan losses within our credit-enhancement portfolio. The principal value of interests junior to our positions at December 31, 2000 was $87 million. Together with our credit reserve of $27 million, our effective protection against credit losses in our credit-enhancement portfolio at December 31, 2000 was $114 million, or 50 basis points (0.50%) of the current balance of the loans at that time, on average. Reserves, credit-protection, and risks vary by asset, so we are still subject to loss on certain assets even with this high level of average overall credit protection.

        If future credit losses exceed our expectations, we will increase our credit reserve on a specific asset basis. We can do this by lowering the yield that we recognize on the asset (by designating more of the purchase discount as reserve) or, under new EITF 99-20 accounting rules to be adopted in 2001, by reducing our basis in an asset by marking it to market through the income statement.

        Serious delinquencies in our credit enhancement portfolio were $26 million at the end of 1998, $48 million at the end of 1999, and $52 million at the end of 2000. Serious delinquencies were 0.23% of the current balance of credit-enhanced loans at December 31, 2000.

        TABLE 3
        CREDIT ENHANCEMENT PORTFOLIO -- CREDIT RESULTS
        (AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                                                                                   ADDITIONS
                  UNDERLYING           SERIOUS        SERIOUS       TOTAL           REDWOOD'S           TO           ENDING
                   MORTGAGE         DELINQUENCIES  DELINQUENCIES    CREDIT           CREDIT          CREDIT          CREDIT
                    LOANS                 %              $          LOSSES           LOSSES          RESERVE         RESERVE
                  ----------        -------------  -------------   --------         ---------      ---------         -------
Q1: 1999            $467,114            4.74%         $22,141      $(1,762)           $(518)          $(289)          $5,952
Q2: 1999           1,427,355            1.36%          19,475         (656)            (166)             310           6,262
Q3: 1999           3,794,055            0.42%          15,785         (377)            (365)           1,024           7,286
Q4: 1999           6,376,571            0.71%          45,451         (346)             (97)           3,955          11,241
Q1: 2000           8,539,491            0.58%          49,731         (813)            (270)             652          11,893
Q2: 2000          20,925,931            0.22%          45,999       (1,537)            (187)           8,936          20,829
Q3: 2000          21,609,785            0.27%          58,102         (590)            (245)           1,310          22,139
Q4: 2000          22,633,860            0.23%          51,709       (1,568)             (56)           4,913          27,052

1998                $542,558            4.86%         $26,350     $(10,773)         $(3,318)        $(1,869)          $6,241
1999               6,376,571            0.71%          45,451       (3,141)          (1,146)           5,000          11,241
2000              22,633,860            0.23%          51,709       (4,508)            (758)          15,811          27,052

        At December 31, 2000, we credit-enhanced 63,675 loans with a total principal value of $23 billion. Of these, 58% were fixed-rate loans, 7% were hybrid loans (loans that become adjustable after a 3 to 10 year fixed rate period), and 35% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $355,500. We credit-enhanced 983 loans with principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $1.4 billion. Loans over $1 million were 2% of the total number of loans and 6% of the total balance of loans that we credit-enhanced at year-end.

        The geographic dispersion of our credit-enhancement portfolio closely mirrors that of the jumbo residential market as a whole. At December 31, 2000, our loans were most concentrated in the following states:
        California 50%, New York 6%, New Jersey 4%, Texas 3%, and Massachusetts 3%. No other state had more than 3%.

        Most of the loans that we credit-enhance are seasoned. Generally, the credit risk for these loans is reduced as property values have appreciated and the loan balances have amortized. In effect, the current loan-to-value ratio for seasoned loans is often much reduced from the loan-to-value ratio at origination. Only 16% of the loans we financed at December 31, 2000 were originated in year 2000. Of our California-based loans, 12% were originated in 2000.

        Loans with loan-to-value ratios ("LTV") at origination in excess of 80% made up 10% of loan balances; we benefit from primary mortgage insurance ("PMI") on 99% of these loans. With this insurance, our effective LTV on these loans is substantially reduced. Our average effective LTV at origination (including the effect of PMI, pledged collateral, and other credit-enhancements) was 70%. Given housing appreciation and loan amortization, we estimate the average current effective LTV for the loans that we credit-enhance is less than 61%.

        TABLE 4
        CREDIT ENHANCEMENT PORTFOLIO -- UNDERLYING COLLATERAL CHARACTERISTICS (ALL DOLLARS IN THOUSANDS)

                                                              DECEMBER         DECEMBER           DECEMBER
                                                                1998             1999               2000
                                                              --------        ----------         -----------
CREDIT-ENHANCEMENT PORTFOLIO                                  $542,558        $6,376,571         $22,633,860
CREDIT-ENHANCED LOANS                                            2,576            19,318              63,675
ADJUSTABLE %                                                      100%               11%                 35%
HYBRID %                                                            0%               14%                  7%
FIXED %                                                             0%               75%                 58%

FIRST LOSS POSITION, FACE VALUE                                $17,281           $20,546             $34,959
SECOND LOSS POSITION, FACE VALUE                                     0             5,840              30,703
THIRD LOSS POSITION, FACE VALUE                                      0            22,241              59,216
NET FACE VALUE: CREDIT-ENHANCEMENT INTERESTS                    17,281            48,627             124,878

FIRST LOSS POSITION, REPORTED VALUE                             $7,707            $8,279             $12,080
SECOND LOSS POSITION, REPORTED VALUE                                 0             3,418              21,109
THIRD LOSS POSITION, REPORTED VALUE                                  0            16,436              47,576
NET INVESTMENT: CREDIT-ENHANCEMENT INTERESTS                     7,707            28,133              80,764

CALIFORNIA %                                                       61%               43%                 50%
NEW YORK                                                            3%                1%                  6%
NEW JERSEY                                                          3%                2%                  4%
MASSACHUSETTS                                                       3%                2%                  3%
TEXAS                                                               2%                6%                  3%
OTHER STATES                                                       28%               47%                 34%

        RESIDENTIAL RETAINED LOAN PORTFOLIO

        We have not added to our residential retained loan portfolio since we acquired a $390 million portfolio in December 1999. Several transactions that we worked on in 2000 that started as whole loan acquisition opportunities for our retained portfolio ended up becoming opportunities for our credit-enhancement portfolio. Instead of buying the whole loans, we credit-enhanced the loans by acquiring credit-enhancement interests from the seller after the seller securitized the loans.

        TABLE 5
        RESIDENTIAL RETAINED PORTFOLIO INTEREST INCOME AND YIELDS
        (ALL DOLLARS IN THOUSANDS)

                                                    ANNUAL
                                                   MORTGAGE                      NET
                  AVERAGE            NET          PREPAYMENT                   PREMIUM       CREDIT        TOTAL
                 PRINCIPAL         PREMIUM           RATE      COUPON       AMORTIZATION   PROVISION     INTEREST
                  BALANCE          BALANCE          (CPR)      INCOME          EXPENSE      EXPENSE       INCOME     YIELD
                 ----------        -------        ----------   ------       ------------   ---------     --------    -----
Q1: 1999         $1,268,383        $15,604            32%     $22,049         $(1,477)       $(345)      $20,227     6.30%
Q2: 1999          1,145,096         14,903            29%      19,091          (1,119)        (371)       17,601     6.07%
Q3: 1999          1,067,716         12,121            21%      18,431            (614)        (416)       17,401     6.45%
Q4: 1999            985,932         13,000            16%      17,494            (705)        (214)       16,575     6.64%
Q1: 2000          1,337,428         16,061            14%      24,378            (640)        (119)       23,619     6.98%
Q2: 2000          1,276,340         15,372            16%      23,648            (515)        (128)       23,005     7.12%
Q3: 2000          1,202,056         14,760            22%      23,118            (829)        (240)       22,049     7.25%
Q4: 2000          1,141,624         14,141            16%      22,316            (611)        (244)       21,461     7.43%

1998             $1,806,167        $28,596            26%    $131,519        $(10,272)     $(1,120)     $120,127     6.55%
1999              1,115,874         13,895            25%      77,065          (3,915)      (1,346)       71,804     6.36%
2000              1,238,993         15,080            17%      93,460          (2,595)        (731)       90,134     7.19%

        Revenues from our residential retained portfolio increased from $72 million in 1999 to $90 million in 2000 on a higher average balance ($1.3 billion versus $1.1 billion) and an increased yield (7.19% versus 6.36%). Yields increased due to increases in short-term interest rates, reduced premium amortization expenses as prepayment rates slowed, and reduced credit provision expenses.

        From 1998 to 1999, revenue decreased from $120 million to $72 million. Average balances declined from $1.8 billion to $1.1 billion due to loan sales and principal repayments. Yields dropped from 6.55% to 6.36% due to declining interest rates and changes in portfolio characteristics resulting from purchase and sale activity.

        Annual realized credit losses in this portfolio have been less than one basis point (.007%) of the current balance of the portfolio per year on average during 1998, 1999, and 2000. Realized credit losses in 2000 were $42,000. Cumulative losses during the time we have owned these loan pools equal $0.3 million, or 1.3 basis points (.013%) of the original balance of the loans.

        During the three years of 1998 to 2000, seriously delinquent loans in this portfolio ranged from $4 million to $7 million, yet total realized losses for the three years were $0.2 million. Many of our seriously delinquent loans cure without going into foreclosure. When these loans do default, we do not necessarily incur a credit loss, as we often have realized substantial value from the sale of the underlying property or from the result of other loss mitigation efforts. For defaults where we did incur a credit loss, our average loss severity (credit loss as a percentage of loan balance) during these three years was 9%.

        We took credit provisions of $0.7 million during 2000 for our residential retained loan portfolio, equaling 6 basis points (0.06%) of our average loan balance during the year. We ended the year with a credit reserve for this portfolio of $4.8 million. The year-end reserve equals 43 basis points (.43%) of our year-end loan balances. The reserve is based upon our assessment of various factors affecting our mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. We are cautious about credit in the current economic environment, but we are comforted by the quality and seasoning of our portfolio and the size of our reserves. We currently expect realized credit losses to increase somewhat in the future, based on current delinquency levels, the natural seasoning of the portfolios (losses are more likely to occur in years two through five), and the weakening economic environment. Losses on our assets have historically been substantially lower than our original expectations. If losses increase substantially, we would, if necessary, increase our credit-provisioning rate.

        TABLE 6
        RESIDENTIAL RETAINED PORTFOLIO  - CREDIT RESULTS
        (AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                           SERIOUSLY                                            REALIZED            CREDIT           ENDING
                           DELINQUENT          GROSS               LOSS          CREDIT           PROVISION          CREDIT
                             LOANS            DEFAULTS           SEVERITY        LOSSES            EXPENSE           RESERVE
                           ----------         --------           --------       --------          ---------          -------
Q1: 1999                     $5,961                $0               0.0%            $0               $(345)           $3,129
Q2: 1999                      6,728                 0               0.0%             0                (371)            3,500
Q3: 1999                      3,832               145               3.8%            (5)               (416)            3,911
Q4: 1999                      4,635                 0               0.0%             0                (214)            4,125
Q1: 2000                      5,338                 0               0.0%             0                (119)            4,244
Q2: 2000                      4,968               450               9.3%           (42)               (128)            4,330
Q3: 2000                      4,330                 0               0.0%             0                (240)            4,570
Q4: 2000                      5,667                 0               0.0%             0                (244)            4,814

1998                         $3,926            $1,913              10.0%         $(191)            $(1,120)           $2,784
1999                          4,635               145               3.8%            (5)             (1,346)            4,125
2000                          5,667               450               9.3%           (42)               (731)            4,814

        At December 31, 2000, we owned 3,633 residential loans with a total value of $1.1 billion. These were all "A" quality or "prime" quality loans at origination. Of these, 71% were adjustable rate loans and 29% were hybrid loans. Our hybrid loans have fixed rate coupons until December 2002, on average, and then will become adjustable rate loans. The average loan size was $311,000. We owned 81 loans with a loan balance over $1 million; the average size of these loans was $1.5 million. Loans with balances over $1 million made up 2% of the loans and 11% of the balances of our total retained loan portfolio. California loans were 25% of the total. All of the loans were originated in 1999 or earlier. Loans where the original loan balance exceeded 80% of the value of the house and other pledged collateral (loan to value, or "LTV", over 80%) made up 7% of loan balances; we benefit from primary mortgage insurance ("PMI") on 99% of these loans (serving to substantially lower our effective LTVs). Average effective LTV at origination for our residential retained portfolio (including the effect of PMI, pledged collateral, and other credit-enhancements) was 71%. Given housing appreciation and loan amortization, we estimate the current effective LTV of our retained loan portfolio is less than 63%.

        Serious delinquencies remained at low levels at $5.7 million, or 0.50% of the current balance of the loans and 0.24% of the original balance of the loans. Included in this amount are five real estate owned ("REO") properties with an estimated value of $0.5 million.

        TABLE 7
        RETAINED RESIDENTIAL PORTFOLIO  - LOAN CHARACTERISTICS
        (ALL DOLLARS IN THOUSANDS)

                                       DECEMBER         DECEMBER         DECEMBER
                                         1998             1999             2000
                                      ----------       ----------       ----------
BOOK VALUE                            $1,397,213       $1,385,589       $1,130,997
NUMBER OF LOANS                            4,760            4,348            3,633
AVERAGE LOAN SIZE                     $      294       $      319       $      311

ADJUSTABLE %                                58.1%            70.1%            71.3%
HYBRID %                                    41.9%            29.3%            28.7%
FIXED %                                      0.0%             0.6%             0.0%

FUNDED WITH SHORT-TERM DEBT                   19%              30%               1%
FUNDED WITH LONG-TERM DEBT                    81%              70%              99%
LONG-TERM DEBT                        $1,035,560       $  945,270       $1,095,835
NET INVESTMENT IN SEQUOIA             $   40,253       $   36,618       $   37,166

CALIFORNIA %                                  32%              26%              25%
FLORIDA                                        8%               9%               9%
NEW YORK                                       6%               8%               8%
NEW JERSEY                                     5%               5%               5%
TEXAS                                          4%               5%               5%
GEORGIA                                        4%               5%               5%
OTHER STATES                                  41%              42%              43%

YEAR 2000 ORIGINATION                        n/a              n/a                0%
YEAR 1999 ORIGINATION                        n/a               19%              19%
YEAR 1998 ORIGINATION                         33%              32%              32%
YEAR 1997 ORIGINATION                         48%              37%              37%
YEAR 1996 OR EARLIER ORIGINATION              19%              12%              12%

        For 2001, we are actively seeking high-quality jumbo residential loan acquisition opportunities that are priced attractively relative to our long-term debt issuance costs. We are seeking to acquire loans both on a bulk basis and a flow basis. As we evaluate and structure a portfolio acquisition transaction, we may prefer to acquire the loans as whole loans and issue long-term debt to fund the acquisition (thus adding to our residential retained loan portfolio). Or, we may prefer to have the seller securitize the loans and sell us the credit-enhancement interest (thus adding to our credit-enhancement portfolio).


        INVESTMENT PORTFOLIO

        Our investment portfolio revenues increased from $66 million in 1999 to $67 million in 2000. Our asset yields increased from 6.56% to 7.53%. Yields increased as coupon rates rose with short-term interest rates and as premium amortization expenses were reduced with slower mortgage prepayments. Average investment portfolio assets declined from $1.0 billion during 1999 to $0.9 billion during 2000. Although opportunities for growth in our investment portfolio were attractive in 2000, we allocated an increased amount of our capital to our residential credit-enhancement business.

        Investment portfolio revenues declined from $96 million in 1998 to $66 million in 1999. Our average investment portfolio balance dropped from $1.5 billion to $1.0 billion as we allocated capital to other portfolios and reduced our capital base through our common stock repurchase program. Our investment portfolio yields increased from

        6.15% in 1998 to 6.56% in 1999, in spite of falling interest rates, due to reductions in premium amortization expenses as a result of significantly reduced premium balances and slower mortgage prepayment rates.

        TABLE 8
        INVESTMENT PORTFOLIO INTEREST INCOME AND YIELDS
        (ALL DOLLARS IN THOUSANDS)

                                AVERAGE        MORTGAGE                            NET
                AVERAGE           NET         PREPAYMENT                         PREMIUM          TOTAL
                EARNING         PREMIUM          RATES           COUPON       AMORTIZATION       INTEREST
                ASSETS          BALANCE          (CPR)           INCOME          EXPENSE          INCOME           YIELD
              ----------      ----------      ----------       ----------     ------------      ----------      ----------
Q1: 1999      $1,179,689      $    9,961              33%      $   20,773      $   (1,266)      $   19,507            6.56%
Q2: 1999         979,909          10,431              28%          17,500          (1,031)          16,469            6.65%
Q3: 1999         900,339           7,878              28%          15,265            (751)          14,514            6.39%
Q4: 1999         943,641           8,467              21%          16,231            (502)          15,729            6.61%
Q1: 2000         944,301           8,118              19%          17,510            (450)          17,060            7.16%
Q2: 2000         902,265           7,225              20%          17,362            (163)          17,199            7.56%
Q3: 2000         868,159           8,946              20%          17,278            (572)          16,706            7.62%
Q4: 2000         822,452           9,595              19%          16,832            (591)          16,241            7.81%

1998          $1,534,270      $   32,437              34%      $  115,270      $  (18,858)      $   96,412            6.15%
1999             999,972           9,177              27%          69,769          (3,550)          66,219            6.56%
2000             884,081           8,475              20%          68,982          (1,776)          67,206            7.53%

        At December 31, 2000, we owned $765 million of mortgage securities, almost all of which were rated AAA or AA. The majority of our investments were residential adjustable-rate or floating rate securities.

        TABLE 9
        INVESTMENT PORTFOLIO CHARACTERISTICS
        (ALL DOLLARS IN THOUSANDS)

                                                 DECEMBER        DECEMBER        DECEMBER
                                 RATING            1998             1999           2000
                                ----------      ----------      ----------      ----------
AGENCY ADJUSTABLE                    "AAA"      $  600,803      $  574,711      $  532,578
AGENCY CMO FLOATERS                  "AAA"          16,621           6,248               0
JUMBO ADJUSTABLE                 AAA or AA         550,990         290,658         191,047
JUMBO SHORT FIXED CMOS           AAA or AA          19,254          15,554               0
HOME EQUITY FLOATERS             AAA or AA          53,972          47,111          23,015
HOME EQUITY FIXED               AAA to BBB          15,668          11,889          17,044
INTEREST-ONLY (IO)               AAA or AA             347             126             113
US TREASURIES FIXED                    AAA          48,009               0               0
CBO EQUITY                         B or NR               0               0             978

TOTAL INVESTMENT PORTFOLIO                      $1,305,664      $  946,247      $  764,775
REALIZED CREDIT LOSES                                    0               0               0

        We added assets to our investment portfolio in the first quarter of 2001. Although opportunities for this portfolio currently appear attractive, it is possible that we might reduce the size of this portfolio later in the year to fund investments in our residential credit-enhancement and residential retained loan portfolios. If we raise additional equity capital during 2001, we would likely add assets and capital to this portfolio, at least initially.

        COMMERCIAL RETAINED LOAN PORTFOLIO

        In conjunction with our affiliate, Holdings, we originated or acquired commercial mortgage loans totaling $8 million in 1998, $42 million in 1999, and $73 million in 2000. After loan sales and pay offs, we owned a total of $76 million of commercial loans at December 31, 2000. Of these, $57 million were owned by Redwood and $19 million were owned by Holdings.

        Commercial revenues at Redwood increased from $0.1 million in 1998 to $1.0 million in 1999 to $2.0 million in 2000 as the number of loans held at Redwood increased and the average yield of our commercial loans increased from 8.83% in 1998 to 9.70% in 1999 to 10.61% in 2000. The increases in yields were primarily the result of an improved mix of commercial mortgage loans in the portfolio.

        TABLE 10
        COMMERCIAL PORTFOLIO INTEREST INCOME AND YIELDS
        (ALL DOLLARS IN THOUSANDS)

                           AVERAGE
              AVERAGE        NET                     DISCOUNT      CREDIT       TOTAL
             PRINCIPAL     DISCOUNT       COUPON   AMORTIZATION   PROVISION    INTEREST
               VALUE       BALANCE        INCOME      INCOME       EXPENSE      INCOME       YIELD
             ---------     --------      -------   ------------   ---------    --------      -------
Q1: 1999      $ 3,154      $   (13)      $    76      $     0      $     0      $    76         9.67%
Q2: 1999       13,100            0           293            0            0          293         8.94%
Q3: 1999       17,953            0           453            0            0          453        10.09%
Q4: 1999       10,245           (1)          259            0            0          259        10.11%
Q1: 2000        8,710          (13)          211            0            0          211         9.70%
Q2: 2000       15,418          (30)          393            0            0          393        10.21%
Q3: 2000       13,982         (265)          367            5            0          372        10.85%
Q4: 2000       38,020         (477)          987           39            0        1,026        10.93%

1998          $ 1,161      $    (6)      $   102      $     0      $     0      $   102         8.83%
1999           11,151           (3)        1,081            0            0        1,081         9.70%
2000           19,071         (197)        1,958           44            0        2,002        10.61%

        To date, we have not experienced any delinquencies or credit losses in our commercial loan portfolio, nor do we anticipate any credit problems at this time. We have not established a general credit reserve for commercial loans. The slowing economy, and factors particular to each loan, could cause credit issues in the future. If so, we would provide for future losses and create a specific credit reserve on an asset by asset basis.

        TABLE 11
        COMMERCIAL PORTFOLIO LOAN CHARACTERISTICS
        (ALL DOLLARS IN THOUSANDS)

                            DECEMBER      DECEMBER      DECEMBER
                              1998          1999          2000
                            --------      --------      --------
HELD AT REDWOOD             $ 8,287       $ 8,437       $57,153
HELD AT HOLDINGS                  0        29,309        18,936
TOTAL COMMERCIAL $            8,287        37,746        76,089

NUMBER OF LOANS                   8            13            19
AVERAGE LOAN SIZE           $ 1,036       $ 2,904       $ 4,005

SERIOUS DELINQUENCY $             0             0             0
SERIOUS DELINQUENCY %             0%            0%            0%
SERIOUS DELINQUENCY %             0%            0%            0%
REALIZED CREDIT LOSSES            0             0             0

CALIFORNIA %                     84%           74%           73%

        Our primary focus in 2001 is improving our financing of these loans through extending the maturities of our committed bank lines and through selling senior participations. We are not actively originating new loans, although we may do so later in the year. We believe our commercial operations have a good chance of being highly profitable in 2001. Our current intention is to seek profitable ways to expand our ownership of commercial mortgage assets (loans and securities) over time.

        INTEREST EXPENSE

        Interest and hedging expenses increased from $119 million in 1999 to $139 million in 2000. Average borrowings increased slightly, from $2.0 billion to $2.1 billion, and our cost of funds increased from 5.83% to 6.69% as interest rates rose. Net hedging costs decreased as interest rates increased and we earned hedge income to offset expenses.

        Interest and hedging expenses decreased from $200 million in 1998 to $119 million in 1999 as a result of a decline in average borrowings ($3.3 billion to $2.0 billion) and a decline in our cost of funds (6.14% to 5.83%).

        TABLE 12
        INTEREST EXPENSE
        (ALL DOLLARS IN THOUSANDS)

                                    LONG       LONG                         SHORT       SHORT                    TOTAL        TOTAL
                 AVERAGE            TERM       TERM       AVERAGE           TERM        TERM                    INTEREST     COST OF
                  LONG              DEBT       DEBT        SHORT            DEBT        DEBT                    EXPENSE       FUNDS
                  TERM            INTEREST    COST OF      TERM           INTEREST    COST OF     COST OF         AND          AND
                  DEBT            EXPENSE      FUNDS       DEBT            EXPENSE      FUNDS     HEDGING       HEDGING      HEDGING
               ----------         --------    -------   ----------        --------    -------     -------       --------     -------
Q1: 1999       $1,243,474         $18,740      6.03%    $1,152,635         $14,751      5.12%       0.06%       $33,824        5.65%
Q2: 1999        1,117,790          16,657      5.96%       937,942          11,880      5.07%       0.14%        29,273        5.70%
Q3: 1999        1,031,629          15,503      6.01%       859,429          11,887      5.53%       0.10%        27,848        5.89%
Q4: 1999          971,707          14,885      6.13%       877,634          12,859      5.86%       0.12%        28,282        6.12%
Q1: 2000          972,338          15,359      6.32%     1,225,562          19,163      6.25%       0.07%        34,931        6.36%
Q2: 2000        1,258,859          20,928      6.65%       865,068          13,987      6.47%       0.04%        35,133        6.62%
Q3: 2000        1,191,730          20,448      6.86%       827,114          14,053      6.80%       0.04%        34,694        6.87%
Q4: 2000        1,125,898          19,559      6.95%       819,160          14,152      6.91%       0.03%        33,845        6.96%

1998           $1,275,048         $81,361      6.38%    $1,975,866        $114,763      5.81%       0.11%      $199,638        6.14%
1999            1,090,242          65,785      6.03%       955,890          51,377      5.37%       0.10%       119,227        5.83%
2000            1,137,324          76,294      6.71%       933,619          61,355      6.57%       0.05%       138,603        6.69%

        Our mix of funding remained steady, with long-term debt representing 53% to 55% of our borrowings from 1999 to 2000. While long-term debt is more expensive than short-term debt, it provides us a higher level of stability and attractive liquidity characteristics. Through using long-term debt, we can utilize a greater degree of leverage in a prudent manner.

        TABLE 13
        LONG-TERM DEBT CHARACTERISTICS
        (ALL DOLLARS IN THOUSANDS)

LONG                                                                                                                     INTEREST
TERM                                         ORIGINAL                                     ESTIMATED       OUTSTANDING    RATE AT
DEBT                  DEBT       ISSUE         ISSUE                          STATED      CALLABLE        AT YEAR-END    DECEMBER
ISSUE                RATING       DATE        AMOUNT            INDEX        MATURITY         DATE             2000      31, 2000
-----                ------     -------      --------       -----------      --------     --------        -----------    --------
SEQUOIA 1 A1            AAA     7/29/97      $334,347          1m LIBOR       2/15/28       Called               $0           n/a
SEQUOIA 1 A2            AAA     7/29/97       200,000         Fed Funds       2/15/28       Called                0           n/a
SEQUOIA 2 A1            AAA     11/6/97       592,560       1y Treasury       3/30/29         2004          289,996         7.21%
SEQUOIA 2 A2            AAA     11/6/97       156,600          1m LIBOR       3/30/29         2004           76,639         6.99%
SEQUOIA 3 A1            AAA     6/26/98       225,459             Fixed       5/31/28      Retired               $0           n/a
SEQUOIA 3 A2            AAA     6/26/98        95,000             Fixed       5/31/28      Retired               $0           n/a
SEQUOIA 3 A3            AAA     6/26/98       164,200             Fixed       5/31/28         2002          161,268         6.35%
SEQUOIA 3 A4            AAA     6/26/98       121,923             Fixed       5/31/28         2002          121,923         6.25%
SEQUOIA 3 M1             AA     6/26/98        16,127             Fixed       5/31/28         2002           16,127         6.80%
SEQUOIA 3 M2              A     6/26/98         7,741             Fixed       5/31/28         2002            7,741         6.80%
SEQUOIA 3 M3            BBB     6/26/98         4,838             Fixed       5/31/28         2002            4,838         6.80%
SEQUOIA 1A A1           AAA      5/4/99       157,266          1m LIBOR       2/15/28         2003           92,085         7.20%
SEQUOIA 4 A             AAA     3/21/00       377,119          1m LIBOR       8/31/24         2008          325,292         7.02%

        Should the trend towards lower short-term interest rates continue, we currently expect that our overall cost of funds will decline in 2001.

        NET INTEREST INCOME AFTER CREDIT EXPENSES

        Net interest income after credit expenses increased from $22 million in 1998 to $27 million in 1999 to $31 million in 2000. For these same years, our net interest spread after credit expenses increased from 0.28% to 0.79% to 0.86%. This measure shows the profitability of the leveraged portion of our balance sheet; it equals the yield on our assets less our cost of funds and hedging. Our net interest margin after credit expenses increased from 0.62% to 1.17% to 1.33% in 1998, 1999 and 2000, respectively. This measure is net interest income divided by assets; it is higher than our spread as it includes income generated from equity-funded assets.

        Our spreads and margins increased in 2000, despite a rapid increase in short-term interest rates, due to our interest rate management activities and beneficial changes in asset mix. Total net interest income also benefited from an increased net investment in our portfolios, made possible by the retention and reinvestment of the free cash flow that we generated in excess of our dividend.

        TABLE 14
        NET INTEREST INCOME
        (ALL DOLLARS IN THOUSANDS)

                                                        NET                                  INTEREST      INTEREST           RETURN
                                                   INTEREST                                      RATE          RATE               ON
                        TOTAL        COST OF         INCOME                     COST OF        SPREAD        MARGIN            TOTAL
                     INTEREST          FUNDS          AFTER       EARNING         FUNDS         AFTER         AFTER          CAPITAL
                       INCOME           PLUS         CREDIT         ASSET          PLUS        CREDIT        CREDIT           BEFORE
                     REVENUES        HEDGING     PROVISIONS         YIELD       HEDGING    PROVISIONS    PROVISIONS         OVERHEAD
                     --------        -------     ----------         -----       -------    ----------    ----------         --------
Q1: 1999              $41,387      $(33,824)         $7,563         6.49%         5.65%         0.84%         1.14%           12.09%
Q2: 1999               35,719       (29,273)          6,446         6.47%         5.70%         0.77%         1.12%           10.54%
Q3: 1999               34,139       (27,848)          6,291         6.65%         5.89%         0.76%         1.18%           10.73%
Q4: 1999               34,719       (28,282)          6,437         6.91%         6.12%         0.79%         1.24%           11.58%
Q1: 2000               42,820       (34,931)          7,889         7.23%         6.36%         0.87%         1.30%           14.76%
Q2: 2000               43,008       (35,133)          7,875         7.52%         6.62%         0.90%         1.34%           14.78%
Q3: 2000               41,679       (34,694)          6,985         7.60%         6.87%         0.73%         1.25%           13.10%
Q4: 2000               41,754       (33,845)          7,909         7.86%         6.96%         0.90%         1.46%           14.68%

1998                 $221,684     $(199,638)        $22,046         6.42%         6.14%         0.28%         0.62%            7.16%
1999                  145,964      (119,227)         26,737         6.62%         5.83%         0.79%         1.17%           11.24%
2000                  169,261      (138,603)         30,658         7.55%         6.69%         0.86%         1.33%           14.33%

        We expect that the decreases in short-term interest rates that occurred in early 2001, and any additional decreases in short-term interest rates, will tend to boost our net interest income, interest rate spread, and interest rate margin on a near term basis. As short-term interest rates drop, our cost of funds should generally decline more quickly than our asset yield.

        While decreases in short-term interest rates should be beneficial for earnings in 2001, our primary focus is on increasing our normalized rate of income generation through growth in our high-quality jumbo residential credit-enhancement and retained loan portfolios and through retention of free cash flow in excess of our dividend requirements.

        Our average return on capital employed before overhead expenses was 14.33% in 2000; this measure equals net interest income divided by total capital. Returns have improved as we reduced our capital at Holdings, improved our capital utilization rate, reduced our premium amortization expenses, and increased our residential credit-enhancement and retained portfolios relative to our investment portfolio. The competitive environment also has improved markedly since 1997 and 1998 as other financial institutions pulled back from the residential real estate finance market. This allowed us to expand our activities through acquisition and credit-enhancement of loans at attractive pricing levels. We believe that our current marginal return on new capital employed may equal or exceed the average return on capital employed of 14.68% that we earned in the fourth quarter of 2000.

        EQUITY IN EARNINGS OF RWT HOLDINGS

        For the year 2000, a portion of our commercial loan origination and portfolio finance activities were conducted at Holdings, our 99%-owned, unconsolidated affiliate. Most of our commercial loan revenues were earned by Redwood. Redwood's share of Holdings' loss for the year was $1.7 million. See Management's Discussion and Analysis for Holdings below.

        For year 2001 and beyond, Holdings will be consolidated into Redwood for accounting purposes as a result of Redwood's acquisition of the remainder of Holdings it did not already own. This consolidation will reduce expenses.

        OPERATING EXPENSES

        We incur operating expenses at Redwood and at our unconsolidated affiliate, Holdings. A significant portion of these operating expenses in prior years were associated with business units that have since been closed. Combined operating expenses rose from 1998 to 1999 as we started new residential mortgage, finance and commercial mortgage loan origination operations at Holdings. Some of these operations were restructured in 1999, and the operating expenses incurred in 1999 include costs associated with the closing of these operations. Total combined operating expenses declined from $26 million in 1999 to $10 million in 2000. Expenses associated with ongoing operations rose from $8.5 million in 1999 to $10 million in 2000 as we expanded our loan-based activities and paid higher performance-based compensation as earnings and dividends increased.

        TABLE 15
        OPERATING EXPENSES
        (ALL DOLLARS IN THOUSANDS)

                                                                                       CLOSED
                                                                                     BUSINESS
                        REDWOOD      HOLDINGS        COMBINED           ONGOING         UNITS
                        -------      --------        --------           -------      --------
Q1: 1999                   $714        $3,264          $3,978            $1,600        $2,378
Q2: 1999                    939         4,204           5,143             2,242         2,901
Q3: 1999                    964         6,256           7,220             2,727         4,493
Q4: 1999                  1,218         8,543           9,761             1,917         7,844
Q1: 2000                  2,146           865           3,011             2,814           197
Q2: 2000                  2,238           590           2,828             2,828             0
Q3: 2000                  2,066           536           2,602             2,602             0
Q4: 2000                  1,400           400           1,800             1,800             0

1998                     $5,876        $5,235         $11,111            $7,215        $3,896
1999                      3,835        22,267          26,102             8,486        17,616
2000                      7,850         2,391          10,241            10,044           197

        We focused during 2000 on reducing fixed costs, and we expect to benefit from these cost reductions going forward. A large portion of our expenses are variable compensation expenses (that depend on earnings per share and dividends per share) and stock option expenses (that depend on our stock price). Despite a reduction in fixed costs, our total ongoing combined operating expenses will likely increase in 2001 if our performance is strong.

        We believe that we currently have the staff and systems that we will need to manage a much larger company. Thus, we believe that we are likely to benefit from substantial operating leverage in the event that we can raise additional equity capital in 2001. With growth in our portfolios and capital employed following an equity offering, we believe revenue growth will exceed growth in operating expenses. This could would result in an increase in earnings per share and dividends per share.

        CORE EARNINGS

        Core earnings are earnings from ongoing operations before mark-to-market adjustments and non-recurring items.

        From 1998 to 2000, annual core earnings increased from $13 million to $17 million to $19 million. Core earnings increased from $0.96 per share in 1998 to $1.71 per share in 1999 to $2.08 per share in 2000.

        The table below reconciles core earnings to reported GAAP earnings, showing Holdings and Redwood using the 2001 format for presentation (i.e., as if Holdings had been consolidated with Redwood for the periods shown).

        TABLE 16
        CORE EARNINGS AND GAAP EARNINGS
        (ALL DOLLARS IN THOUSANDS)

                      COMBINED          COMBINED                                COMBINED
                        INCOME          OVERHEAD                                  MARKET        CLOSED      REPORTED
                        BEFORE           ONGOING    PREFERRED          CORE        VALUE      BUSINESS          GAAP
                      OVERHEAD        OPERATIONS    DIVIDENDS      EARNINGS      CHANGES         UNITS      EARNINGS
                      --------        ----------    ---------      --------     --------         -----      --------
Q1: 1999                $7,780          $(1,600)       $(687)        $5,493       $2,170      $(1,808)        $5,855
Q2: 1999                 6,622           (2,242)        (687)         3,693        1,412       (2,597)         2,508
Q3: 1999                 6,595           (2,727)        (686)         3,182      (2,075)       (4,845)       (3,738)
Q4: 1999                 6,852           (1,917)        (681)         4,254      (1,469)       (8,423)       (5,638)
Q1: 2000                 8,028           (2,814)        (681)         4,533      (1,164)          (89)         3,280
Q2: 2000                 8,014           (2,828)        (681)         4,505      (1,452)            43         3,096
Q3: 2000                 7,229           (2,602)        (681)         3,946          927             0         4,873
Q4: 2000                 8,082           (1,800)        (681)         5,601        (640)             0         4,961

1998                   $22,628          $(7,215)     $(2,747)       $12,666    $(49,004)      $(3,781)     $(40,118)
1999                    27,849           (8,486)      (2,741)        16,622           38      (17,673)       (1,013)
2000                    31,353          (10,044)      (2,724)        18,585      (2,329)          (46)        16,210

        The table below reconciles core earnings per share to reported GAAP earnings per share.

        TABLE 17
        CORE EARNINGS AND GAAP EARNINGS
        (DOLLARS PER SHARE)

                 AVERAGE                          MARKET            CLOSED           REPORTED
                 DILUTED           CORE            VALUE           BUSINESS             GAAP
                 SHARES          EARNINGS         CHANGES            UNITS            EARNINGS
              -----------      -----------      -----------       -----------       -----------
Q1: 1999       10,861,774      $      0.51      $      0.20       $     (0.17)      $      0.54
Q2: 1999       10,172,960             0.36             0.14             (0.26)             0.25
Q3: 1999        9,570,933             0.33            (0.22)            (0.51)            (0.39)
Q4: 1999        8,810,348             0.48            (0.17)            (0.96)            (0.64)
Q1: 2000        8,848,966             0.51            (0.13)            (0.01)             0.37
Q2: 2000        8,883,652             0.51            (0.16)             0.00              0.35
Q3: 2000        8,908,399             0.44             0.10              0.00              0.55
Q4: 2000        8,962,950             0.62            (0.07)             0.00              0.55

    1998      $13,199,819      $      0.96      $     (3.71)      $     (0.29)      $     (3.04)
    1999        9,768,345             1.71      $      0.00             (1.81)            (0.10)
    2000        8,902,069             2.08            (0.26)            (0.00)             1.82

        MARKET VALUE CHANGES

        In 2000, net mark-to-market adjustments recorded in our financial statements were a positive $1.0 million. Assets and liabilities that were marked-to-market through the balance sheet accounts (including stockholders' equity) in 2000 appreciated by $3.3 million. Assets and liabilities that were marked-to-market through our income statement declined in value by $2.3 million. The net result of mark-to-market adjustments for 2000 was a decrease in our reported earnings of $0.26 per share but an increase in our book value of $0.11 per share.

        During the year ended December 31, 1999, our portfolio of assets that were marked-to-market for income statement purposes increased in estimated market value by $0.3 million. Assets and liabilities that were marked-to-market through the balance sheet declined in value by $3.0 million. Net mark-to-market adjustments to our financial statements of negative $2.7 million resulted in an increase in reported earnings per share of $0.03 and a decrease in book value per share of $0.28.

        We adopted SFAS No. 133 and other mark-to-market accounting principles in the third quarter of 1998. Shifting to mark-to-market accounting resulted in earnings charges relating to cumulative market value changes to that point of $50 million ($3.81 per share) in the third quarter of 1998. For the year 1998 as a whole, income statement mark-to-market adjustments were negative $49 million and balance sheet mark-to-market adjustments were positive $10 million. The result was to lower reported earnings by $3.71 per share and to increase book value (exclusive of the effect of reported earnings) by $0.73 per share. The net result was a decrease in book value of $2.98 per share from these changes in accounting principles.

        TABLE 18
        MARKET VALUE CHANGES
        (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                 NET                          NET
               INCOME                       BALANCE
              STATEMENT                      SHEET                          TOTAL
               MARKET                        MARKET                        MARKET
               ADJUST        PER SHARE       ADJUST        PER SHARE     ADJUSTMENTS     PER SHARE
              ---------      ---------      --------       ---------     -----------     ---------
Q1: 1999      $  2,153       $   0.20       $   (412)      $  (0.04)      $  1,741       $   0.16
Q2: 1999         1,412           0.14         (1,136)         (0.11)           276           0.03
Q3: 1999        (2,069)         (0.22)            66           0.01         (2,003)         (0.21)
Q4: 1999        (1,212)         (0.14)        (1,496)         (0.17)        (2,708)         (0.31)
Q1: 2000        (1,225)         (0.14)          (487)         (0.06)        (1,712)         (0.19)
Q2: 2000        (1,359)         (0.15)          (886)         (0.10)        (2,245)         (0.25)
Q3: 2000           927           0.10            720           0.08          1,647           0.18
Q4: 2000          (639)         (0.07)         3,912           0.44          3,273           0.37

    1998      $(49,004)      $  (3.71)      $  9,701       $   0.73       $(39,303)      $  (2.98)
    1999           284           0.03         (2,978)         (0.30)        (2,694)         (0.28)
    2000        (2,296)         (0.26)         3,259           0.37            963           0.11

        We currently intend to adopt EITF 99-20 in the first quarter of 2001. Under these new accounting rules, in certain circumstances we will make mark-to-market adjustments through our income statement on our credit-enhancement and certain other assets that formerly were only marked-to-market through our balance sheet. We will mark these through the income statement if the discounted present value of current cash flows deteriorates relative to our original assumptions. Only negative income statement mark-to-market adjustments are allowed under EITF 99-20. Any initial mark-to-market adjustments that we take upon adoption of EITF 99-20 will be recorded as a cumulative effect of a change in accounting principle; any subsequent EITF 99-20 adjustments will be included in our income statement under "Net realized and unrealized gains and losses" with our other mark-to-market adjustments. For each of our credit-enhancement interests and other assets subject to EITF 99-20 (with the exception of one set of assets described below), we currently believe that projected cash flows have improved relative to our original assumptions, and, in most cases, market values have increased.

        We have been marking to market, through our balance sheet, the assets that we retained from our resecuritization of the credit-enhancement interests that we acquired from 1994 to 1997. The market values for these assets that we have been using for our balance sheet estimates are lower than our basis. They reflect what we believe is an estimate of realizable sale value that is conservative and takes into consideration the unique and complex nature of the assets and their illiquidity. We currently project that credit losses for these assets will be somewhat higher than we had originally projected. Accordingly, upon adoption of EITF 99-20, we will mark these assets, through our income statement, to the estimated market values that we use for our balance sheet. We currently estimate that this mark-to-market adjustment would be approximately $2.4 million if we make the adjustment in the first quarter of 2001. This adjustment will lower earnings in the quarter that we adopt EITF 99-20 and will increase the asset yield and cumulative future earnings that we will recognize over the remaining life of these assets (relative to what they would have been without the adjustment). Since we have already been marking these assets to market on our balance sheet, book value per share will be unaffected by this change in accounting principle.

        With falling interest rates in the first half of 2001, we would generally expect that the net market values of our asset and liabilities could increase as spread earnings opportunities increase. Net market values may decline later in the year should interest rates stabilize and spreads return to normalized levels.

        SHAREHOLDER WEALTH

        In the 6.25 years since the founding of Redwood, cumulative shareholder wealth, as described below, has grown at a compound rate of 18% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends received, plus reinvestment earnings on dividends. In calculating shareholder wealth, we assume that dividends are reinvested through the purchase of additional shares of Redwood at book value. With this assumption, shareholder wealth creation at Redwood can be compared to book value per share growth at a non-REIT company that retains its earnings and compounds book value within the company. This is a measure of management value-added, not a measure of shareholder returns.

        Book value per share was $11.67 in September 1994 when Redwood commenced operations. We increased book value to $21.47 per share by December 31, 2000 through the retention of cash by keeping dividends lower than cash flow, changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock below book value. Since we mark-to-market most of our assets through our balance sheet, reported book value is a good approximation of real intrinsic value in the company. Cumulative dividends paid during this period were $7.32 per share, and reinvestment earnings on those dividends were $4.11 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $32.90 per share during this 6.25-year period. A company that earned an 18% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

        TABLE 19
        SHAREHOLDER WEALTH
        (DOLLARS PER SHARE)

            BOOK                              CUMULATIVE
            VALUE                             REINVESTMENT  CUMULATIVE
             PER        ANNUAL    CUMULATIVE  EARNINGS ON   SHAREHOLDER
            SHARE     DIVIDENDS    DIVIDENDS   DIVIDENDS      WEALTH
            ------    ---------   ----------  ------------  -----------
SEP-94      $11.67      $ 0.00      $ 0.00      $ 0.00        $11.67
DEC-94       10.82        0.25        0.25        0.00         11.07
DEC-95       12.38        0.96        1.21        0.09         13.68
DEC-96       16.50        1.67        2.88        1.07         20.45
DEC-97       21.55        2.15        5.03        3.07         29.65
DEC-98       20.27        0.28        5.31        2.67         28.25
DEC-99       20.88        0.40        5.71        3.07         29.66
DEC-00       21.47        1.61        7.32        4.11         32.90

        DIVIDENDS

        The dividends that we paid out cumulatively through the end of 2000 were close to the minimum amount that we needed to pay under the REIT distribution rules. If taxable income increases in 2001, we will need to raise our dividend rate. We paid $1.61 per share in common stock dividends in 2000, all of which was ordinary income. We declared a $0.50 per share common dividend for the first quarter of 2001.

        We do not plan to acquire, create, or retain any Real Estate Mortgage Investment Conduit ("REMIC") or Collateralized Mortgage Obligation ("CMO") residual interests that would cause the distribution of excess inclusion income or unrelated business taxable income to investors. As a result, we qualify as an eligible investment for tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans, and Individual Retirement Accounts. See "Certain Federal Income Tax Considerations - Taxation of Tax-Exempt Entities."


        FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

        Our cash flow from operations generally exceeds our earnings. Cash flow from operations was $25 million in 2000, consisting of earnings of $16 million plus non-cash depreciation and amortization of $5 million plus non-cash mark-to-market adjustments of $4 million. Our free cash flow, after investment in working capital, property, plant, equipment, and other non-earning assets, was $21 million. In addition, we received $7 million from our investment in Holdings and we issued $0.4 million in new common stock. We used the available cash from these sources to fund our common stock dividend of $12 million and to increase our investment in our portfolio activities by $16 million.

        Cash flow from operations was $28 million in 1999. Free cash flow was $44 million as we reduced our working capital requirements. We decreased our investment in our portfolio operations by $5 million, paid $1 million in common stock dividends, invested $10 million in Holdings, and repurchased $37 million of common stock.

        Cash flow from operations was $47 million in 1998. Free cash flow was $61 million. We decreased our investment in our portfolio operations by $20 million, paid $10 million in common stock dividends, invested $27 million in Holdings, and repurchased $45 million of common stock.

        TABLE 20
        CASH FLOW
        (ALL DOLLARS IN THOUSANDS)

                          (INVESTMENT)
                               IN
                CASH         WORKING                                                                   FUNDS
                FLOW         CAPITAL         FREE      (INVESTMENT)                  (PURCHASE)/   AVAILABLE FOR
                FROM        AND OTHER        CASH           IN          COMMON           SALE        PORTFOLIO
             OPERATIONS      ASSETS          FLOW        HOLDINGS       DIVIDENDS      OF STOCK      INVESTING
             ----------   ------------     --------     ----------      --------      ----------   -------------
Q1: 1999      $  9,036      $ (3,087)      $  5,949      $ (6,897)      $      0       $(16,034)      $(16,982)
Q2: 1999         7,092         9,321         16,413         1,733              0         (3,997)        14,149
Q3: 1999         6,308         3,785         10,093       (17,496)             0        (15,004)       (22,407)
Q4: 1999         6,019         5,162         11,181        12,733         (1,323)        (2,299)        20,292
Q1: 2000         6,325            71          6,396         4,999         (2,196)            45          9,244
Q2: 2000         5,562         1,435          6,997         1,973         (3,076)             0          5,894
Q3: 2000         5,957        (2,315)         3,642             0         (3,516)           381            507
Q4: 2000         7,239        (3,113)         4,126             0         (3,700)             2            428
                                                                                                             0
    1998      $ 46,728      $ 13,903       $ 60,631      $(26,745)      $ (8,946)      $(45,384)      $(20,444)
    1999        28,455        15,181         43,636        (9,927)        (1,323)       (37,334)        (4,948)
    2000        25,083        (3,922)        21,161         6,972        (12,488)           428         16,073

        For 2001, we generally expect that the cash flows that we generate from operations are likely to exceed our minimum dividend requirement under the REIT tax rules and our other cash needs. As a result, we currently expect to be able to make an additional net investment in our portfolio operations and/or to be able to pay a dividend in excess of our minimum dividend requirements in the next year.

        At December 31, 2000, we had over a dozen uncommitted facilities for short-term collateralized debt, with credit approval for over $4 billion of borrowings. We had no difficulty securing short term borrowings on favorable terms during 2000. Outstanding borrowings under these agreements were $0.7 billion at year-end 2000 and $1.2 billion at year end 1999.

        We had three committed borrowing facilities for residential assets totaling $80 million and two borrowing facilities for commercial assets totaling $100 million. There are certain restrictions regarding the collateral for which these committed facilities can be used, but they generally allow us to fund either our commercial mortgage loans or our residential credit-enhancement interests. We had no difficulty during 2000 in meeting the debt covenant tests required by our committed bank credit facility agreements, or in extending these facilities or negotiating new lines. Outstanding borrowings under these committed agreements, including borrowings by Holdings, were $88 million at year end 2000 and $19 million at year end 1999.

        Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed in the event of a decline in the market value or in the acceptability to lenders of the collateral we pledge to secure short-term borrowings, or for other liquidity needs. We maintained liquidity reserves at or in excess of our policy levels during 2000. At December 31, 2000, we had $54 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 7% of our short-term debt balances. At December 31, 1999, we had $71 million of liquid assets, equaling 6% of our short-term debt balances.

        At this time, we see no material negative trends that would affect our access to short-term borrowings or bank credit lines, that would suggest that our liquidity reserves would be called upon, or that would be likely to cause us to be in danger of a covenant default. However many factors, including ones external to us, may affect our liquidity in the future.

        The $1.1 billion of long-term debt on our December 31, 2000 balance sheet is non-recourse debt. The holders of our long-term debt can look only to the cash flow from the mortgages specifically collateralizing this debt for repayment. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue this debt have no call on our general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA rated long-term debt of the type that we issue is a large, global market that has been relatively stable for many years. At this time, we know of no reason why we would not be able to issue more of this debt on reasonable terms in 2001 if we should choose to do so.

        Excluding short and long term collateralized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $210 million to $216 million during 2000 as a result of internal operations and stock issuance of $0.4 million. We do plan to raise new equity capital in the future when opportunities to expand our business are attractive and when such issuance is likely to benefit earnings and dividends per share.

        We have not, to date, issued unsecured corporate debt. In the future, we may consider issuing longer-term unsecured corporate debt to supplement our capital base and improve the efficiency of our capital structure.

        The amount of portfolio assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. At December 31, 2000, our minimum capital amounts were: 62% of residential credit-enhancement portfolio interests; 100% of net retained interests in residential retained loan portfolio after long-term debt issuance; 15% of short-term debt funded residential whole loans; 9% of investment portfolio securities; and 36% of commercial retained loan portfolio. Our total risk-adjusted capital guideline amount for assets on our balance sheet was $186 million (9% of asset balances) at December 31, 2000. Capital required for commitments for asset purchases settling in 2001 was $13 million. Total capital was $216 million; our capital exceeded our internal risk-adjusted capital policy guideline minimum amount by $17 million at December 31, 2000.

        At December 31, 2000, our capital base of $216 million supported at-risk assets (excluding long-term funded residential loans owned by financing trusts) of $983 million funded with short-term debt of $756 million. Excluding non-recourse debt and related assets, our equity-to-assets ratio was 22% and our debt to equity ratio was 3.5 times at year end 2000. At year end 1999, our equity-to-assets ratio was 14% and our debt to equity ratio was 6.0 times.

        TABLE 21
        RECOURSE ASSETS
        (ALL DOLLARS IN THOUSANDS)

                                                                EQUITY
                  AT                                              TO           RECOURSE
                 RISK          RECOURSE                        AT-RISK          DEBT TO
                ASSETS           DEBT           EQUITY          ASSETS           EQUITY
              ----------      ----------      ----------      ----------       ----------
Q1: 1999      $1,288,485      $1,033,643      $  244,198           18.95%          4.2
Q2: 1999       1,169,880         922,745         241,574           20.65%          3.8
Q3: 1999       1,100,480         854,465         222,898           20.25%          3.8
Q4: 1999       1,471,570       1,253,565         209,935           14.27%          6.0
Q1: 2000       1,141,241         922,405         209,700           18.37%          4.4
Q2: 2000       1,026,281         806,643         208,384           20.30%          3.9
Q3: 2000       1,055,032         822,389         210,664           19.97%          3.9
Q4: 2000         983,097         756,222         215,663           21.94%          3.5

    1998      $1,523,280      $1,257,570      $  254,789           16.73%          4.9
    1999       1,471,570       1,253,565         209,935           14.27%          6.0
    2000         983,097         756,222         215,663           21.94%          3.5


        RWT HOLDINGS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RWT Holdings, Inc. ("Holdings") was incorporated in Delaware in February 1998 and commenced operations on April 1, 1998. Holdings' start-up operations have been funded primarily by Redwood Trust, which has a significant investment in Holdings. Prior to January 1, 2001, Redwood owned all of Holdings' non-voting preferred stock. Redwood Trust's senior management owned all of Holdings' voting common stock. We refer you to "Note 1. The Company" in the Notes to the Consolidated Financial Statements of RWT Holdings, Inc. and taxable subsidiaries for additional information on Holdings' initial capitalization. On January 1, 2001, Redwood acquired the common stock of Holdings and intends to operate Holdings in the future as a wholly-owned taxable subsidiary with consolidated financial statements.

        Holdings originated commercial mortgage loans for sale to institutional investors through its Redwood Commercial Funding, Inc. ("RCF") subsidiary. RCF originated $73 million of commercial mortgage loans in 2000, $42 million in 1999, and $8 million in 1998. After loan sales and payoffs, remaining commercial mortgage loans originated by RCF totaled $76 million at December 31, 2000, of which $57 million were owned by Redwood and $19 million were owned by Holdings.

        In 2000, Holdings sold $44 million of commercial loans, some of them to Redwood. In addition, Holdings sold the remaining residential loans that its wholly-owned residential mortgage finance subsidiaries had previously acquired. Net gains on sales recognized by Holdings in 2000 totaled $0.4 million which were offset by unrealized losses on assets of $0.2 million.

        Holdings had two other operating businesses, Redwood Financial Services, Inc. ("RFS") and Redwood Residential Funding ("RRF"). Due to a variety of start-up difficulties with these units, operations were closed at RFS in the third quarter of 1999 and at RRF in the fourth quarter of 1999. These closures resulted in restructuring charges of $8 million during the year ended December 31, 1999, and a significant reduction in the headcount and ongoing operating expenses at Holdings. This contributed to Holdings recording a net loss of $22 million in 1999. In 1998, the initial start up expenses associated with these operations resulted in a net loss of $5 million.

        Holdings recorded a net loss of $1.5 million in 2000. This was based on net interest income of $0.7 million, net gains on sales of $0.2 million and operating expenses of $2.4 million. Most of the commercial loans originated by RCF were owned by Redwood for most of the year, so Holdings did not benefit from the net interest income on these loans.

        At December 31, 2000, Holdings had net operating loss carryforwards of approximately $25 million for federal tax purposes and $11 million for state income tax purposes. The federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2020, while the largest portion of the state carryforwards expire between 2003 and 2005.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We seek to manage the risks inherent in all financial institutions -- interest rate, market value, liquidity, prepayment, and credit risks -- in a prudent manner designed to insure our longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize an attractive total rate of return through stock ownership in our company. We seek, to the best of our ability, to only assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do undertake.

        MARKET VALUE RISK

        At December 31, 2000, we owned mortgage securities and loans totaling $0.8 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 98% had adjustable-rate coupons and 2% had fixed-rate coupons. All of our $2.0 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes. Market value fluctuations of these assets and interest rate agreements not only affect our earnings, but also can affect our liquidity, especially to the extent they are funded with short-term borrowings.

        At December 31, 2000, we owned $86 million of assets that are marked-to-market on our balance sheet. Market value fluctuations of these assets can affect the reported value of our stockholders' equity base

        INTEREST RATE RISK

        At December 31, 2000, we owned $2.1 billion of assets and had $1.9 billion of liabilities. The majority of the assets were adjustable-rate, as were a majority of the liabilities.

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

        At December 31, 2000, we owned hybrid mortgage assets (with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter) totaling $0.3 billion. We had debt with interest rate reset characteristics matched to the hybrid mortgages totaling $0.3 billion.

        At December 31, 2000, we owned $0.5 billion of adjustable-rate mortgage assets with coupons that adjust monthly as a function of one-month LIBOR interest rates, funded with equity and with debt that also adjusts monthly as a function of one-month LIBOR interest rates. The spread between the coupon rates on these assets and the cost of funds of our liabilities has been stable.

        For other parts of our balance sheet, our net income may fluctuate as the yield curve between one-month interest rates and six- and twelve-month interest rates varies, and as the differences between U.S. Treasury rates, the 11th District cost of funds rate (COFI), and LIBOR rates vary. At December 31, 2000, we owned $0.5 billion of adjustable-rate mortgage assets with interest rates that adjust every six months as a function of six-month LIBOR interest rates funded with equity and with debt that had an interest rate that adjusts monthly as a function of one-month LIBOR interest rates. Adjustable-rate assets with earnings rates dependent on one-year U.S. Treasury rates with annual adjustments totaled $0.6 billion at December 31, 2000. These Treasury-based assets were effectively funded with equity and with $0.3 billion of liabilities with a cost of funds dependent on one-year U.S. Treasury rates with annual adjustments. The remainder of the liabilities associated with these assets had a cost of funds dependent on one-month LIBOR rates or the daily Fed Funds rate.

        At December 31, 2000, we owned a total of $81 million of fixed rate assets funded, in part, with short-term variable rate debt which is only partially hedged. Holding these positions should mitigate earnings declines caused by lower yields on equity-funded assets as interest rates fall. As interest rates rise, net earnings on these assets should fall, but this would likely be offset, in part, by the beneficial effect of higher yields on equity-funded assets.

        Interest rates and related factors can affect our spread income and our mark to market results. Changes in interest rates also affect prepayment rates (see below) and influence other factors that may affect our results.

        LIQUIDITY RISK

        Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. In addition, trends in the liquidity of the U.S. capital markets in general may affect our ability to rollover short-term debt. At December 31, 2000, we had $0.8 billion of short-term debt.

        PREPAYMENT RISK

        At December 31, 2000, mortgage premium balances were $22 million. Most of this premium, $14 million, was associated with our residential retained loan portfolio, and the rest, $8 million, with our investment portfolio. Total mortgage discount balances were $44 million, primarily all of which was associated with our credit-enhancement portfolio. Of this total discount amount, we are currently amortizing $17 million into income over time in a manner dependent on mortgage prepayment rates. The remainder, $27 million, we have designated as a credit reserve to provide for future losses. We will realize this portion of our discount as income only if future credit losses are less than projected. Our net premium balance for our whole balance sheet, after removing the designated credit reserve, was $5 million.

        CREDIT RISK

        Our principal credit risk comes from residential mortgage loans in our retained portfolio and credit-enhancement portfolio and from our commercial mortgage loan portfolio. A small amount of our investment portfolio is currently exposed to credit risk; the bulk of this portfolio has very high credit ratings and would not normally be expected to incur credit losses. We have credit risk with counter-parties with whom we do business.

        It should be noted that the establishment of a credit reserve for GAAP purposes for our residential retained portfolio or a designated credit reserve under the effective yield method for our credit-enhancement portfolio does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Thus, the timing of recognition of credit losses for GAAP and tax, and for our earnings and our dividends, may differ.

        The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit enhancement portfolio, we effectively are provided with a credit reserve upon the acquisition of such assets. We designate a portion of our discount as a credit reserve. In addition, first loss and other credit-enhancement interests that are junior to our positions that we do not own act as a form of credit reserve for us on a specific asset basis. For our retained residential mortgage loan portfolio, we establish a credit reserve based on anticipation of losses. For our investment portfolio, most of the assets do not have material credit risk, and no credit reserves are generally established. When we acquire any assets for this portfolio where credit risk exists, we will establish the appropriate reserve as necessary. For our commercial retained portfolio, we take credit reserves on a specific asset basis when specific circumstances may warrant such a charge for a particular loan. Management constantly monitors the performance of all of its assets and takes appropriate actions to mitigate potential losses to the extent possible. Regardless of how we account for future credit loss expectations, there can be no assurance that our estimates will be prove to be correct, and thus we may need to adjust the amounts of credit reserves we have established.

        CAPITAL RISK

        Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing short-term borrowings declines.

        Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for residential mortgage securities rated below AA, residential credit-enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, and commercial mortgage whole loans are generally higher than for higher-rated residential securities and residential whole loans. Capital requirements for these less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and on the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for most of our retained interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

        Generally, our total guideline equity-to-assets ratio capital amount has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the guideline ratio has increased as we have acquired new types of assets requiring more capital, such as commercial mortgage loans and residential credit-enhancement interests.

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

        Our financial statements are prepared in accordance with GAAP and our dividends must equal at least 95% (90% for years 2001 and after) of our net income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

        QUANTITATIVE INFORMATION ABOUT MARKET RISK

        The information presented in the table on the following pages includes all of our interest rate sensitive assets and liabilities. We acquire interest-rate sensitive assets, fund them with interest-rate sensitive liabilities and also utilize interest-rate sensitive derivative financial instruments. We designate some of these assets as "trading." The designation of an asset as "trading" does not necessarily imply that we have a short-term intended holding period for that asset.

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

        For interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of maturity. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2000 was used to project the average interest rates for each year, based on the existing characteristics of the portfolio. The maturity of cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance; actual prepayment speeds will vary.

                    QUANTITATIVE INFORMATION ON MARKET RISK
                           (ALL DOLLARS IN THOUSANDS)
                         INTEREST RATE SENSITIVE ASSETS




                                                                      PRINCIPAL AMOUNTS MATURING AND EFFECTIVE RATES DURING PERIOD
                                                                    ----------------------------------------------------------------
                                                                     2001       2002       2003       2004       2005     THEREAFTER
                                                                    -------    -------    -------    -------    -------   ----------
RESIDENTIAL CREDIT ENHANCEMENT INTERESTS          Principal             441        502        528        589      1,984     36,152
     ADJUSTABLE RATE                              Interest Rate        8.48%      8.20%      8.41%      8.53%      8.53%      9.00%

                                                  Principal             226        243        262        957      2,063     10,045
     HYBRID                                       Interest Rate        7.25%      7.25%      7.25%      7.20%      7.14%      7.61%

                                                  Principal             854        916        983      1,054      1,130     65,948
     FIXED RATE                                   Interest Rate        7.02%      7.02%      7.02%      7.02%      7.02%      7.02%



RETAINED RESIDENTIAL LOAN PORTFOLIO               Principal Value   247,598    172,757    120,197     82,381     56,510    122,741
     ADJUSTABLE RATE RESIDENTIAL MORTGAGE LOANS   Interest Rate        7.51%      7.23%      7.46%      7.59%      7.59%      7.80%

                                                  Principal Value   157,183     93,581     31,690     17,216      9,337     10,979
     HYBRID RESIDENTIAL MORTGAGE LOANS            Interest Rate        6.79%      6.82%      7.49%      7.37%      7.29%      7.72%



INVESTMENT PORTFOLIO                              Principal Value   252,420    162,532    105,159     68,649     45,152     89,383
     ADJUSTABLE RATE MORTGAGE SECURITIES          Interest Rate        7.67%      7.07%      7.18%      7.20%      7.12%      7.45%

                                                  Principal Value     2,062      5,656      6,668      7,305      4,794      7,168
     FIXED RATE MORTGAGE SECURITIES               Interest Rate        7.38%      7.42%      7.43%      7.43%      7.41%      7.37%



COMMERCIAL RETAINED LOAN PORTFOLIO                Principal Value    13,226     16,243     22,675          0          0          0
     ADJUSTABLE RATE MORTGAGE LOANS               Interest Rate       10.63%      9.49%      9.50%       n/a        n/a        n/a

                                                  Principal Value        74         82        883         84         92      4,340
     HYBRID MORTGAGE LOANS                        Interest Rate        9.50%      9.50%      9.50%      9.51%      9.56%      9.92%



INTEREST-RATE SENSITIVE LIABILITIES
  SHORT-TERM DEBT                                 Principal         756,222          0          0          0          0          0
    REVERSE REPURCHASE AGREEMENTS                 Interest Rate        6.85%       n/a        n/a        n/a        n/a        n/a
    AND BANK WAREHOUSE FACILITIES

  LONG-TERM DEBT                                  Principal         244,165    171,058    119,359     81,968     56,306    111,156
     VARIABLE RATE                                Interest Rate        6.39%      5.97%      6.15%      6.24%      6.21%      6.45%

                                                  Principal         157,183     93,581     31,690     17,216      9,337      2,890
     HYBRID (FIXED TO DECEMBER 2002)              Interest Rate        6.35%      6.40%      6.60%      7.16%      7.36%      7.51%




                                                                          AT DECEMBER 31, 2000
                                                                     --------------------------------
                                                                     PRINCIPAL  REPORTED  EST. MARKET
                                                                       VALUE      VALUE      VALUE
                                                                     ---------  --------  -----------
RESIDENTIAL CREDIT ENHANCEMENT INTERESTS          Principal            40,196     28,206     28,206
     ADJUSTABLE RATE                              Interest Rate                    70.17%     70.17%

                                                  Principal            13,797      7,419      7,419
     HYBRID                                       Interest Rate                    53.77%     53.77%

                                                  Principal            70,885     45,140     45,140
     FIXED RATE                                   Interest Rate                    63.68%     63.68%



RETAINED RESIDENTIAL LOAN PORTFOLIO               Principal Value     802,183    811,927    801,605
     ADJUSTABLE RATE RESIDENTIAL MORTGAGE LOANS   Interest Rate                   101.21%     99.93%

                                                  Principal Value     319,986    319,069    318,442
     HYBRID RESIDENTIAL MORTGAGE LOANS            Interest Rate                    99.71%     99.52%



INVESTMENT PORTFOLIO                              Principal Value     723,295    731,529    731,529
     ADJUSTABLE RATE MORTGAGE SECURITIES          Interest Rate                   101.14%    101.14%

                                                  Principal Value      33,654     33,246     33,246
     FIXED RATE MORTGAGE SECURITIES               Interest Rate                    98.79%     98.79%



COMMERCIAL RETAINED LOAN PORTFOLIO                Principal Value      52,144     51,992     51,992
     ADJUSTABLE RATE MORTGAGE LOANS               Interest Rate                    99.71%     99.71%

                                                  Principal Value       5,556      5,177      5,177
     HYBRID MORTGAGE LOANS                        Interest Rate                    93.19%     93.19%



INTEREST-RATE SENSITIVE LIABILITIES
  SHORT-TERM DEBT                                 Principal           756,222    756,222    756,222
    REVERSE REPURCHASE AGREEMENTS                 Interest Rate                   100.00%    100.00%
    AND BANK WAREHOUSE FACILITIES

  LONG-TERM DEBT                                  Principal           784,012    784,462    777,624
     VARIABLE RATE                                Interest Rate                   100.06%     99.19%

                                                  Principal           311,897    311,373    307,843
     HYBRID (FIXED TO DECEMBER 2002)              Interest Rate                    99.83%     98.70%


                    QUANTITATIVE INFORMATION ON MARKET RISK
                           (ALL DOLLARS IN THOUSANDS)
                                  (CONTINUED)
                            INTEREST RATE AGREEMENTS
              (INTEREST RATE AGREEMENTS WHICH REPRESENT MIRRORING
                  TRANSACTIONS ARE NOT INCLUDED IN THIS TABLE.)



                                                               NOTIONAL AMOUNTS MATURING AND EFFECTIVE RATES DURING PERIOD
                                                      ---------------------------------------------------------------------------
                                                        2001         2002         2003         2004         2005       THEREAFTER
                                                      ---------    ---------    ---------    ---------    ---------    ----------
  INTEREST RATE CAPS -
   (SEE BELOW FOR DETAILS)             Notional         851,000      309,900        5,800       59,600       84,000       12,000
  (PURCHASED)                          Strike Rate         8.81%       10.31%        7.14%        6.49%        8.23%        7.35%

  FLOORS                               Notional               0        5,000        2,000        1,000        5,000        5,000
  (PURCHASED)                          Strike Rate          n/a         5.33%        5.33%        5.33%        5.62%        6.00%

  EURODOLLAR FUTURES                   Notional         101,000       61,000       56,000       56,000       22,000       10,000
  (SOLD)                               Sale Price         93.20%       93.36%       93.20%       92.86%       92.95%       92.35%

  5 YEAR TREASURY NOTE FUTURES         Notional             600            0            0            0            0            0
  (SOLD)                               Sale Price        101.88%         n/a          n/a          n/a          n/a          n/a

  PUT OPTIONS ON EURODOLLAR FUTURES    Notional         125,000            0            0            0            0            0
  (PURCHASED)                          Strike Price       93.06%         n/a          n/a          n/a          n/a          n/a

  CALL OPTIONS ON EURODOLLAR FUTURES   Notional          25,000            0            0            0            0            0
  (PURCHASED)                          Strike Price       93.00%         n/a          n/a          n/a          n/a          n/a

  FORWARD RATE AGREEMENT               Notional         200,000            0            0            0            0            0
  (SOLD)                               Strike Rate         7.00%         n/a          n/a          n/a          n/a          n/a

  INTEREST RATE SWAPS                  Notional               0            0            0            0            0        5,000
  (PURCHASED)                          Strike Rate          n/a          n/a          n/a          n/a          n/a         6.29%


DETAIL OF INTEREST RATE CAPS
 (TOTALED ABOVE)
     with Strike Rates  < 6%           Notional               0            0            0            0            0            0
                                       Strike Rate          n/a          n/a          n/a          n/a          n/a          n/a

     with Strike Rates of 6% to 7%     Notional          80,000        4,000            0       54,000            0        2,000
                                       Strike Rate         6.69%        6.25%         n/a         6.32%         n/a         6.63%

     with Strike Rates of 7% to 8%     Notional         270,000            0        5,000            0       18,000       10,000
                                       Strike Rate         7.59%         n/a         7.00%         n/a         7.40%        7.50%

     with Strike Rates of 8% to 9%     Notional               0        5,000            0        5,000       54,000            0
                                       Strike Rate          n/a         8.60%         n/a         8.00%        8.34%         n/a

     with Strike Rates of 9% to 10%    Notional         201,000          900          800          600       12,000            0
                                       Strike Rate         9.53%        9.00%        9.00%        9.00%        9.00%         n/a

     with Strike Rates of 10% to 11%   Notional         300,000      200,000            0            0            0            0
                                       Strike Rate        10.00%       10.10%         n/a          n/a          n/a          n/a

     with Strike Rates > 11%           Notional               0      100,000            0            0            0            0
                                       Strike Rate          n/a        11.00%         n/a          n/a          n/a          n/a


                                                                AT DECEMBER 31, 2000
                                                       -------------------------------------
                                                       NOTIONAL     REPORTED     EST. MARKET
                                                         VALUE        VALUE          VALUE
                                                       ---------    ---------    -----------
  INTEREST RATE CAPS -
   (SEE BELOW FOR DETAILS)             Notional        1,322,300          591           591
  (PURCHASED)                          Strike Rate                       0.04%         0.04%

  FLOORS                               Notional           18,000          272           272
  (PURCHASED)                          Strike Rate                       1.51%         1.51%

  EURODOLLAR FUTURES                   Notional          306,000         (775)         (775)
  (SOLD)                               Sale Price                       -0.25%        -0.25%

  5 YEAR TREASURY NOTE FUTURES         Notional              600          (10)          (10)
  (SOLD)                               Sale Price                       -1.69%        -1.69%

  PUT OPTIONS ON EURODOLLAR FUTURES    Notional          125,000            2             2
  (PURCHASED)                          Strike Price                      0.00%         0.00%

  CALL OPTIONS ON EURODOLLAR FUTURES   Notional           25,000           69            69
  (PURCHASED)                          Strike Price                      0.28%         0.28%

  FORWARD RATE AGREEMENT               Notional          200,000            0             0
  (SOLD)                               Strike Rate                       0.00%         0.00%

  INTEREST RATE SWAPS                  Notional            5,000          (83)          (83)
  (PURCHASED)                          Strike Rate                      -1.65%        -1.65%


DETAIL OF INTEREST RATE CAPS
 (TOTALED ABOVE)
     with Strike Rates  < 6%           Notional                0            0             0
                                       Strike Rate                        n/a           n/a

     with Strike Rates of 6% to 7%     Notional          140,000          282           282
                                       Strike Rate                       0.20%         0.20%

     with Strike Rates of 7% to 8%     Notional          303,000          185           185
                                       Strike Rate                       0.06%         0.06%

     with Strike Rates of 8% to 9%     Notional           64,000          108           108
                                       Strike Rate                       0.17%         0.17%

     with Strike Rates of 9% to 10%    Notional          215,300           17            17
                                       Strike Rate                       0.01%         0.01%

     with Strike Rates of 10% to 11%   Notional          500,000            0             0
                                       Strike Rate                       0.00%         0.00%

     with Strike Rates > 11%           Notional          100,000            0             0
                                       Strike Rate                       0.00%         0.00%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of the Company and Holdings and the related Notes, together with the Reports of Independent Accountants thereon, are set forth on pages F-1 through F-42 of this Form 10-K and incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Executive Compensation -- Certain Relationships and Related Transactions."

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

3.1.1       Certified Certificate of Amendment of the Charter of Registrant (l)

3.2         Articles Supplementary of the Registrant (a)

3.3         Amended and Restated Bylaws of the Registrant (b)

3.3.1       Amended and Restated Bylaws, amended December 13, 1996 (g)

3.3.2       Amended and Restated Bylaws, amended March 15, 2001

3.4         Articles Supplementary of the Registrant, dated August 14, 1995 (d)

3.4.1       Articles Supplementary of the Registrant relating to the Class B
            9.74% Cumulative Convertible Preferred Stock, filed August 9, 1996
            (f)

4.2         Specimen Common Stock Certificate (a)

4.3         Specimen Class B 9.74% Cumulative Convertible Preferred Stock
            Certificate (f)

4.4 In May 1999, the Bonds issued pursuant to the Indenture, dated as of June 1, 1997, between Sequoia Mortgage Trust 1 and First Union
            National Bank, as Trustee, were redeemed, restructured, and contributed to Sequoia Mortgage Trust 1A, interests in which were then privately placed with investors (i)

4.4.1       Indenture dated as of October 1, 1997 between Sequoia Mortgage Trust
            2 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, N.A., as Trustee (j)

4.4.2 Sequoia Mortgage Trust 1A Trust Agreement, dated as of May 4, 1999 between Sequoia Mortgage Trust 1 and First Union National Bank (m)

9.1         Voting Agreement, dated March 10, 2000

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

10.5.1      Form of Reverse Repurchase Agreement for use with Mortgage Loans (d)

10.6.1      [Reserved]

10.7        [Reserved]

10.8        Forms of Interest Rate Cap Agreements (a)

10.9        [Reserved]

10.9.2      [Reserved]

10.9.3 Custodian Agreement (U.S. Custody), dated December 1, 2000, between the Registrant and Bankers Trust Company

10.10 Employment Agreement, dated August 19, 1994, between the Registrant and George E. Bull (a)

10.11 Employment Agreement, dated August 19, 1994, between the Registrant and Douglas B. Hansen (a)

10.12       [Reserved]

10.13       [Reserved]

10.13.1 Employment Agreement, dated March 13, 2000, between the Registrant and Harold F. Zagunis (o)

10.13.2 Employment Agreement, dated March 23, 2001, between the Registrant and Andrew I. Sirkis

10.13.3 Employment Agreement, dated April 20, 2000, between the Registrant and Brett D. Nicholas

10.14       1994 Amended and Restated Executive and Non-Employee Director Stock
            Option Plan (c)

10.14.1     1994 Amended and Restated Executive and Non-Employee Director Stock
            Option Plan, amended March 6, 1996 (d)

10.14.2     Amended and Restated 1994 Executive and Non-Employee Director Stock
            Option Plan, amended December 13, 1996 (h)

10.14.3     Amended and Restated Executive and Non-Employee Director Stock
            Option Plan, amended March 4, 1999 (p)

10.14.4     Amended and Restated Executive and Non-Employee Director Stock
            Option Plan, amended January 18, 2001

10.27       [Reserved]

10.29       [Reserved]

10.29.1     Form of Dividend Reinvestment and Stock Purchase Plan (g)

10.30       Office Building Lease (d)

10.30.1     Amendment to Office Building Lease (k)

10.31 RWT Holdings, Inc. Series A Preferred Stock Purchase Agreement, dated March 1, 1998 (n)

10.32       Administrative Personnel and Facilities Agreement dated as of April
            1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc. (n)

10.32.1 First Amendment to Administrative Personnel and Facilities Agreement dated as of April 1, 1998, between Redwood Trust, Inc. and RWT
            Holdings, Inc. (n)

10.33 Lending and Credit Support Agreement dated as of April 1, 1998, between RWT Holdings, Inc., Redwood Residential Funding, Inc.,
            Redwood Commercial Funding, Inc., and Redwood Financial Services,
            Inc., and Redwood Trust, Inc. (n)

10.34       Form of Master Forward Commitment Agreements for RWT Holdings, Inc.,
            Residential Redwood Funding, Inc., Redwood Commercial Funding, Inc.
            and Redwood Financial Services, Inc. (n)

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

        (o) Incorporated by reference to the Form 10-Q (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2000.

        (p) Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1999


(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         REDWOOD TRUST, INC.

Dated:  March 27, 2001                   By: /s/ George E. Bull
                                             ----------------------------------
                                               George E. Bull
                                                Chairman and Chief
Executive Officer


Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
/s/ George E. Bull                  George E. Bull                              March 27, 2001
---------------------------         Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

/s/ Douglas B. Hansen               Douglas B. Hansen                           March 27, 2001
---------------------------         Director, President

/s/ Harold F. Zagunis               Harold F. Zagunis                           March 27, 2001
---------------------------         Chief Financial Officer, Secretary,
                                    Treasurer and Controller
                                    (Principal Financial and Accounting Officer)


/s/ Richard D. Baum                 Richard D. Baum                             March 27, 2001
---------------------------         Director

/s/ Thomas C. Brown                 Thomas C. Brown                             March 27, 2001
---------------------------         Director

/s/ Mariann Byerwalter              Mariann Byerwalter                          March 27, 2001
---------------------------         Director

/s/ Thomas F. Farb                  Thomas F. Farb                              March 27, 2001
---------------------------         Director

/s/ Charles J. Toeniskoetter        Charles J. Toeniskoetter                    March 27, 2001
---------------------------         Director

/s/ David L. Tyler                  David L. Tyler                              March 27, 2001
---------------------------         Director

                               REDWOOD TRUST, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 2000

                               REDWOOD TRUST, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              Page
                                                                                              ----
       Consolidated Financial Statements - Redwood Trust, Inc.:

            Consolidated Balance Sheets at December 31, 2000 and 1999......................    F-3

            Consolidated Statements of Operations for the years ended
                 December 31, 2000, 1999 and 1998..........................................    F-4

            Consolidated Statements of Stockholders' Equity for the years ended
                 December 31, 2000, 1999 and 1998..........................................    F-5

            Consolidated Statements of Cash Flows for the years ended
                 December 31, 2000, 1999 and 1998..........................................    F-6

            Notes to Consolidated Financial Statements.....................................    F-7

       Report of Independent Accountants...................................................    F-28

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                          December 31,
                                                                                     2000              1999
                                                                                  -----------       -----------
ASSETS
      Net Investment In Residential Credit Enhancement Interests:
          Mortgage securities available-for-sale                                  $    48,495       $    23,237
          Mortgage securities available-for-sale, pledged                              32,269             3,762
                                                                                  -----------       -----------
                                                                                       80,764            26,999
      Residential Retained Loan Portfolio:
          Mortgage loans held-for-investment                                        1,124,339           969,709
          Mortgage loans held-for-sale                                                    531             7,639
          Mortgage loans held-for-sale, pledged                                         6,127           408,241
                                                                                  -----------       -----------
                                                                                    1,130,997         1,385,589
      Investment Portfolio:
          Mortgage securities trading                                                  57,450            60,878
          Mortgage securities trading, pledged                                        702,162           880,903
          Mortgage securities available-for-sale                                        5,163                --
                                                                                  -----------       -----------
                                                                                      764,775           941,781
      Commercial Retained Loan Portfolio:
          Mortgage loans held-for-investment                                            5,177                --
          Mortgage loans held-for-investment, pledged                                  17,717                --
          Mortgage loans held-for-sale                                                 14,325             8,437
          Mortgage loans held-for-sale, pledged                                        19,950                --
                                                                                  -----------       -----------
                                                                                       57,169             8,437

      Cash and cash equivalents                                                        15,483            19,881
      Restricted cash                                                                   5,240             5,384
      Interest rate agreements                                                             66             2,037
      Accrued interest receivable                                                      15,797            13,244
      Principal receivable                                                              7,986             4,599
      Investment in RWT Holdings, Inc.                                                  1,899             3,391
      Loans to RWT Holdings, Inc.                                                          --             6,500
      Receivable from RWT Holdings, Inc.                                                   --               472
      Other assets                                                                      1,939             1,614
                                                                                  -----------       -----------
      Total Assets                                                                $ 2,082,115       $ 2,419,928
                                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
      LIABILITIES
      Short-term debt                                                             $   756,222       $ 1,253,565
      Long-term debt, net                                                           1,095,835           945,270
      Accrued interest payable                                                          5,657             5,462
      Accrued expenses and other liabilities                                            4,180             2,819
      Dividends payable                                                                 4,557             2,877
                                                                                  -----------       -----------
          Total Liabilities                                                         1,866,451         2,209,993
                                                                                  -----------       -----------

      STOCKHOLDERS' EQUITY
      Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative
          Convertible 902,068 shares authorized, issued and outstanding
          ($28,645 aggregate liquidation preference)                                   26,517            26,517
      Common stock, par value $0.01 per share; 49,097,932 shares authorized;
          8,809,500 and 8,783,341 issued and outstanding                                   88                88
      Additional paid-in capital                                                      242,522           242,094
      Accumulated other comprehensive income                                              (89)           (3,348)
      Cumulative earnings                                                              27,074             8,140
      Cumulative distributions to stockholders                                        (80,448)          (63,556)
                                                                                  -----------       -----------
          Total Stockholders' Equity                                                  215,664           209,935
                                                                                  -----------       -----------
      Total Liabilities and Stockholders' Equity                                  $ 2,082,115       $ 2,419,928
                                                                                  ===========       ===========

       The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

                                                                                     Years Ended December 31,
                                                                              2000             1999             1998
                                                                          ------------     ------------     ------------
INTEREST INCOME
    Net Investment In Residential Credit Enhancement Interests:
      Mortgage securities available-for-sale                              $      8,524     $      4,202     $      2,963

    Residential Retained Loan Portfolio:
      Mortgage loans held-for-investment                                        83,815           65,930          112,242
      Mortgage loans held-for-sale                                               7,050            7,220            9,005
                                                                          ------------     ------------     ------------
                                                                                90,865           73,150          121,247
    Investment Portfolio:
      Mortgage securities trading                                               67,055           65,300           46,162
      Mortgage securities available-for-sale                                       151               --           49,675
      U.S. Treasury securities trading                                              --              919              575
                                                                          ------------     ------------     ------------
                                                                                67,206           66,219           96,412
    Commercial Retained Loan Portfolio:
      Mortgage loans held-for-investment                                           520               --               --
      Mortgage loans held-for-sale                                               1,482            1,081              102
                                                                          ------------     ------------     ------------
                                                                                 2,002            1,081              102

    Cash and cash equivalents                                                    1,395            2,658            2,080
                                                                          ------------     ------------     ------------
    Total interest income                                                      169,992          147,310          222,804

INTEREST EXPENSE
    Short-term debt                                                            (61,355)         (51,377)        (114,763)
    Long-term debt                                                             (76,294)         (65,785)         (81,361)
                                                                          ------------     ------------     ------------
    Total interest expense                                                    (137,649)        (117,162)        (196,124)

    Net interest rate agreements expense                                          (954)          (2,065)          (3,514)
    Provision for credit losses on residential mortgage
       loans held-for-investment                                                  (731)          (1,346)          (1,120)
                                                                          ------------     ------------     ------------

    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                       30,658           26,737           22,046

    Net unrealized and realized market value gains (losses)
      Loans and securities                                                       1,060           (1,700)         (33,034)
      Interest rate agreements                                                  (3,356)           1,984           (5,909)
                                                                          ------------     ------------     ------------
      Total net unrealized and realized market value gains (losses)             (2,296)             284          (38,943)

    Operating expenses                                                          (7,850)          (3,835)          (5,876)
    Other income                                                                    98              175              139
    Equity in losses of RWT Holdings, Inc.                                      (1,676)         (21,633)          (4,676)
                                                                          ------------     ------------     ------------
    Net income (loss) before preferred dividend and change
       in accounting principle                                                  18,934            1,728          (27,310)
    Less dividends on Class B preferred stock                                   (2,724)          (2,741)          (2,747)
                                                                          ------------     ------------     ------------
    Net income (loss) before change in accounting principle                     16,210           (1,013)         (30,057)
    Cumulative transition effect of adopting SFAS No. 133 (See Note 2)              --               --          (10,061)
                                                                          ------------     ------------     ------------
    NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                    $     16,210     $     (1,013)    $    (40,118)
                                                                          ============     ============     ============

Earnings (Loss) per Share:
    Basic Earnings (Loss) Per Share:
    Net income (loss) before change in accounting principle               $       1.84     $      (0.10)    $      (2.28)
    Cumulative transition effect of adopting SFAS No. 133                 $         --     $         --     $      (0.76)
    Net income (loss)                                                     $       1.84     $      (0.10)    $      (3.04)

    Diluted Earnings (Loss) Per Share:
    Net income (loss) before change in accounting principle               $       1.82     $      (0.10)    $      (2.28)
    Cumulative transition effect of adopting SFAS No. 133                 $         --     $         --     $      (0.76)
    Net income (loss)                                                     $       1.82     $      (0.10)    $      (3.04)

Weighted average shares of common stock and common stock equivalents:
    Basic                                                                    8,793,487        9,768,345       13,199,819
    Diluted                                                                  8,902,069        9,768,345       13,199,819

       The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                      Class B                                       Accumulated              Cumulative
                                  Preferred stock       Common stock     Additional    other                 distributions
                                 --------------------------------------   paid-in  comprehensive  Cumulative     to
                                  Shares    Amount     Shares    Amount   capital      income      earnings  stockholders    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997        909,518    26,736  14,284,657     143   324,555       (10,071)    43,783      (50,609)   334,537
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net loss before preferred
    dividend and change in
    accounting principle                -         -           -       -         -             -    (27,310)           -    (27,310)

    Reclassification adjustment
    due to adoption of
    SFAS No. 133                        -         -           -       -         -        19,457          -            -     19,457

    Net unrealized loss
    on assets available-
    for-sale                            -         -           -       -         -        (9,756)         -            -     (9,756)
                                                                                                                           --------

    Total comprehensive income          -         -           -       -         -             -          -            -    (17,609)

Cumulative transition effect
    of adopting SFAS No. 133            -         -           -       -         -             -    (10,061)           -    (10,061)

Issuance of common stock                -         -      98,399       1     1,563             -          -            -      1,564

Repurchase of common stock              -         -  (3,131,500)    (31)  (46,917)            -          -            -    (46,948)

Dividends declared:
    Preferred                           -         -           -       -         -             -          -       (2,747)    (2,747)
    Common                              -         -           -       -         -             -          -       (3,946)    (3,946)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        909,518    26,736  11,251,556     113   279,201          (370)     6,412      (57,302)   254,790
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income before
    preferred dividend                  -         -           -       -         -             -      1,728            -      1,728

    Net unrealized loss
    on assets available-
    for-sale                            -         -           -       -         -        (2,978)         -            -     (2,978)
                                                                                                                           --------

    Total comprehensive loss            -         -           -       -         -             -          -            -     (1,250)

Repurchase of preferred stock      (7,450)     (219)          -       -         -             -          -            -       (219)

Issuance of common stock                -         -      15,285       -        22             -          -            -         22

Repurchase of common stock              -         -  (2,483,500)    (25)  (37,129)            -          -            -    (37,154)

Dividends declared:
    Preferred                           -         -           -       -         -             -          -       (2,741)    (2,741)
    Common                              -         -           -       -         -             -          -       (3,513)    (3,513)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        902,068  $ 26,517   8,783,341    $ 88  $242,094      $ (3,348)   $ 8,140    $ (63,556)  $209,935
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income before
    preferred dividend                  -         -           -       -         -             -     18,934            -     18,934

    Net unrealized income
    on assets available-
    for-sale                            -         -           -       -         -         3,259          -            -      3,259
                                                                                                                           --------

    Total comprehensive income          -         -           -       -         -             -          -            -     22,193

Issuance of common stock                -         -      26,159       -       428             -          -            -        428

Dividends declared:
    Preferred                           -         -           -       -         -             -          -       (2,724)    (2,724)
    Common                              -         -           -       -         -             -          -      (14,168)   (14,168)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        902,068  $ 26,517   8,809,500    $ 88  $242,522         $ (89)  $ 27,074    $ (80,448) $ 215,664
-----------------------------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               Years Ended December 31,
                                                                        2000            1999            1998
                                                                     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before preferred dividend and
       change in accounting principle                                $    18,934     $     1,728     $   (27,310)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization                                          4,170           6,773          32,046
    Provision for credit losses                                              731           1,346           1,120
    Equity in losses of RWT Holdings, Inc.                                 1,676          21,633           4,676
    Net unrealized and realized market value losses (gains)                2,296            (284)         38,943
    Purchases of mortgage loans held-for-sale                            (92,532)       (516,408)         (8,296)
    Proceeds from sales of mortgage loans held-for-sale                  455,389         153,303         688,941
    Principal payments on mortgage loans held-for-sale                    20,598          59,782         202,965
    Purchases of mortgage securities trading                            (302,585)       (170,723)       (149,934)
    Proceeds from sales of mortgage securities trading                   205,472           7,668              --
    Principal payments on mortgage securities trading                    277,489         460,508         433,637
    Purchases of U.S. Treasury securities trading                             --         (45,844)        (49,704)
    Proceeds from sales of U.S. Treasury securities trading                   --          90,519              --
    Net (purchases) sales of interest rate agreements                     (2,810)            276         (11,604)
    (Increase) decrease in accrued interest receivable                    (2,553)          5,238           4,637
    (Increase) decrease in principal receivable                           (3,387)          7,836            (323)
    (Increase) decrease in other assets                                     (365)            195             595
    Increase (decrease) in accrued interest payable                          195          (5,358)         (3,656)
    Increase (decrease) in accrued expenses and other liabilities          1,361            (203)            850
                                                                     -----------     -----------     -----------
           Net cash provided by operating activities                     584,079          77,985       1,157,583
                                                                     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage loans held-for-investment                     (407,204)             --      (1,596,673)
    Proceeds from sales of mortgage loans held-for-investment                 --              --         369,119
    Principal payments on mortgage loans held-for-investment             226,179         310,892         475,905
    Purchases of mortgage securities available-for-sale                  (58,306)        (17,691)       (231,167)
    Proceeds from sales of mortgage securities available-for-sale          2,897              --           9,296
    Principal payments on mortgage securities available-for-sale           1,875             442         443,057
    Net decrease in restricted cash                                          144           7,473          11,800
    Investment in RWT Holdings, Inc., net of dividends received               --          (9,900)        (19,800)
    Loans to RWT Holdings, Inc., net of repayments                         6,500              --          (6,500)
    Decrease (increase) in receivable from RWT Holdings, Inc.                472             (27)           (445)
                                                                     -----------     -----------     -----------
           Net cash (used in) provided by investing activities          (227,442)        291,189        (545,408)
                                                                     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on short-term debt                                   (497,343)         (4,005)       (656,955)
    Proceeds (costs) from issuance of long-term debt                     375,844            (337)        635,193
    Repayments on long-term debt                                        (225,434)       (359,180)       (502,601)
    Net proceeds from issuance of common stock                               428              22           1,564
    Repurchases of preferred stock                                            --            (202)             --
    Repurchases of common stock                                               --         (37,154)        (46,948)
    Dividends paid                                                       (14,531)         (4,064)        (11,693)
                                                                     -----------     -----------     -----------
           Net cash used in financing activities                        (361,036)       (404,920)       (581,440)
                                                                     -----------     -----------     -----------

Net (decrease) increase in cash and cash equivalents                      (4,398)        (35,746)         30,735

Cash and cash equivalents at beginning of period                          19,881          55,627          24,892
                                                                     -----------     -----------     -----------

Cash and cash equivalents at end of period                           $    15,483     $    19,881     $    55,627
                                                                     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                           $   137,454     $   122,520     $   199,762
                                                                     ===========     ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia, and Redwood Trust's equity interest in Holdings. Redwood Trust, together with its affiliates, is a real estate finance company specializing in owning, financing, and credit enhancing high-quality jumbo residential mortgage loans nationwide. Redwood Trust also finances real estate through its investment portfolio (mortgage securities) and its commercial loan portfolio. Redwood Trust's primary source of revenue is monthly payments made by homeowners on their mortgages, and its primary expense is the cost of borrowed funds. As Redwood Trust is structured as a Real Estate Investment Trust ("REIT"), the majority of net earnings are distributed to shareholders as dividends.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Trust and Sequoia. Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of the Residential Retained Loan Portfolio, are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets pledged as collateral for Long-Term Debt is limited to its net equity investment in Sequoia, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Sequoia have been eliminated in the consolidation of the Company. Certain amounts for prior periods have been reclassified to conform to the 2000 presentation.

During March 1998, the Company acquired an equity interest in Holdings, which originates and sells commercial mortgage loans. The Company owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. The Company accounts for its investment in Holdings under the equity method. Under this method, original equity investments in Holdings were recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received. On January 1, 2001, the Company purchased the common stock of Holdings, and Holdings became a wholly-owned consolidated subsidiary of the Company (See Note 14).

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

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known losses, as well as potential losses inherent in its residential mortgage loan portfolio. The reserve is based upon management's assessment of various factors affecting its residential mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. The Company's actual credit losses may differ from those estimates used to establish the reserve. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the underlying collateral. At December 31, 2000 and 1999, there were no impaired mortgage loans.

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

The Company, upon its adoption of SFAS No. 133, also reclassified $1.5 billion of mortgage securities from available-for-sale to trading. This reclassification resulted in an $11.9 million reclassification loss adjustment, which was transferred from other comprehensive income to current earnings effective July 1, 1998. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity. Upon the adoption of SFAS No. 133 and the reclassification, the Company elected to not seek hedge accounting for any of the Company's interest rate agreements.

MORTGAGE ASSETS

The Company's mortgage assets consist of mortgage loans and mortgage securities ("Mortgage Assets"). Mortgage loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as "pledged" in the accompanying Consolidated Balance Sheets. Interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

Mortgage Loans: Held-for-Investment

Mortgage loans classified as held-for-investment are carried at their unpaid principal balance, adjusted for net unamortized premiums or discounts, and net of the related allowance for credit losses. All of the Sequoia assets that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Commercial loans that the Company has secured financing through the term of the loan or otherwise has the intent and the ability to hold to maturity, are classified as held-for-investment.

Mortgage Loans: Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of original cost or aggregate market value ("LOCOM"). Realized and unrealized gains and losses on these loans are recognized in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Real estate owned ("REO") assets of the Company are also presented as "Mortgage loans held-for-sale."

Some of the commercial mortgage loans held by the Company are committed for sale by the Company to Holdings, or a subsidiary of Holdings, under Master Forward Commitment Agreements at December 31, 2000 and 1999. As the forward commitment agreements were entered into on the same date that the Company committed to purchase the loans, the price under the forward commitment is the same as the price that the Company paid for the mortgage loans, as established by the external market. Fair value is therefore equal to the commitment price, which is the carrying value of the mortgage loans. Accordingly, no gain or loss is recognized on the subsequent sales of these mortgage loans to Holdings or subsidiaries of Holdings.

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

Interest income on mortgage securities available-for-sale is calculated using the effective yield method based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates, and may also vary depending on the mix of first, second and third loss positions the Company holds. As the Company purchases these securities, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company's original expectations, the Company may take a charge to write down the basis in the security, and may adjust the yield over the remaining life of the security.

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

RESTRICTED CASH

Restricted cash of the Company includes principal and interest payments on mortgage loans held as collateral for the Company's Long-Term Debt, cash pledged as collateral on certain interest rate agreements, and cash held back from borrowers until certain loan agreement requirements have been met. The corresponding liability for cash held back from borrowers is reflected as a component of "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.

INTEREST RATE AGREEMENTS

The Company maintains an overall interest-rate risk-management strategy that may incorporate the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings that may be caused by interest-rate volatility. Interest rate agreements the Company may use as part of its interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, forward sales of fixed-rate Agency mortgage securities ("MBS"), and options on forward purchases or sales of MBS (collectively "Interest Rate Agreements"). On the date an Interest Rate Agreement is entered into, the Company designates the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) held for trading ("trading" instruments). Since the adoption of SFAS No. 133, the Company has elected to designate all of its Interest Rate Agreements as trading instruments. Accordingly, such instruments are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

Net premiums on interest rate options are amortized as a component of net interest income over the effective period of the interest rate option using the effective interest method. The income and/or expense related to interest rate options and swaps are recognized on an accrual basis.

DEBT

Short-Term Debt and Long-Term Debt are carried at their unpaid principal balances, net of any unamortized discount or premium and any unamortized deferred bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective interest method based on the maturity schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of Long-Term Debt are deferred and amortized over the estimated lives of the Long-Term Debt using the interest method adjusted for the effects of prepayments.

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

Under the Code, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such month, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Therefore, the dividends declared in December 2000 which were paid in January 2001 are considered taxable income to stockholders in 2000, the year declared. All 2000 dividends were ordinary income to the Company's preferred and common stockholders.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period. Due to the net loss available to common stockholders for both the years ended December 31, 1999 and 1998, the addition of potential dilutive shares is anti-dilutive and therefore, the basic and diluted net loss per share are the same.

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share computations.

(IN THOUSANDS, EXCEPT SHARE DATA)                                         YEARS ENDED DECEMBER 31,
                                                                   2000             1999             1998
                                                               ------------     ------------     ------------
NUMERATOR:
Numerator for basic and diluted earnings per share--
    Net income (loss) before preferred dividend and
       change in accounting principle                          $     18,934     $      1,728     $    (27,310)
    Cash dividends on Class B preferred stock                        (2,724)          (2,741)          (2,747)
                                                               ------------     ------------     ------------
    Net income (loss) before change in accounting principle          16,210           (1,013)         (30,057)
    Cumulative transition effect of adopting SFAS No. 133                --               --          (10,061)
                                                               ------------     ------------     ------------
    Basic and Diluted EPS - Net income (loss)
       available to common stockholders                        $     16,210     $     (1,013)    $    (40,118)
                                                               ============     ============     ============

DENOMINATOR:
Denominator for basic earnings (loss) per share--
    Weighted average number of common shares
       outstanding during the period                              8,793,487        9,768,345       13,199,819
    Net effect of dilutive stock options                            108,582               --               --
                                                               ------------     ------------     ------------
Denominator for diluted earnings (loss) per share--               8,902,069        9,768,345       13,199,819
                                                               ============     ============     ============

BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss) before change in accounting principle        $       1.84     $      (0.10)    $      (2.28)
Cumulative transition effect of adopting SFAS No. 133                    --               --            (0.76)
                                                               ------------     ------------     ------------
Net income (loss) per share                                    $       1.84     $      (0.10)    $      (3.04)
                                                               ============     ============     ============

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) before change in accounting principle        $       1.82     $      (0.10)    $      (2.28)
Cumulative transition effect of adopting SFAS No. 133                    --               --            (0.76)
                                                               ------------     ------------     ------------
Net income (loss) per share                                    $       1.82     $      (0.10)    $      (3.04)
                                                               ============     ============     ============

COMPREHENSIVE INCOME

Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At December 31, 2000 and 1999, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

RECENT ACCOUNTING PRONOUNCEMENTS

During March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 by expanding upon a number of issues not specifically addressed in APB Opinion No. 25, such as the definition of an employee and the accounting for modifications to a previously fixed stock option award. FIN 44 was effective July 1, 2000. There was no material impact on the operating results of the Company upon the adoption of FIN 44.

In September 2000, FASB issued Statement of Financial Accounting Standards ("FAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguisments of Liabilities. FAS No. 140 replaces FAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets, and requires certain new disclosures, while carrying over most of FAS No. 125's provisions. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the disclosure requirements of FAS No. 140 effective December 31, 2000.

During 1999, the Emerging Issues Task Force ("EITF") issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, if the discounted value of probable future cash flows deteriorates from original assumptions, the securitized interest should be marked-to-market through the income statement. Only negative mark-to-market adjustments are allowed under EITF 99-20. As the Company's accounting for credit-enhancement interests and certain other assets will be affected by EITF 99-20, the Company is conducting an ongoing review of these assets with respect to the provisions of EITF 99-20. Upon adoption of EITF 99-20, the Company estimates that approximately $2.4 million of its market valuation adjustments on its credit-enhancement interests that have been recognized as a component of Accumulated Other Comprehensive Income in stockholders' equity, may need to be taken as a charge in the Statement of Operations. Since this is a reclassification of declines in market values that have already been recognized in the Company's balance sheet and stockholders' equity accounts, there will be no change in book value upon adoption. The Company is considering adopting EITF 99-20 effective January 1, 2001; if it does so, first quarter 2001 results would be affected. Initial mark-to-market adjustments made at the time of adoption will be recognized as a cumulative effect of a change in accounting principle. Any subsequent income statement adjustments under the provisions of EITF 99-20 will be recognized as mark-to-market adjustments under "Realized and unrealized gain or loss on assets."

NOTE 3. MORTGAGE ASSETS

At December 31, 2000 and 1999, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgage loans on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

At December 31, 2000 and 1999, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 8.01% and 7.00%, respectively, based on the reported cost of the assets. At December 31, 2000, 79% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 4% were fixed-rate mortgages. At December 31, 1999, 81% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 2% were fixed-rate mortgages. At December 31, 2000 and 1999, the coupons on 59% and 61% of the adjustable-rate Mortgage Assets were limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year), respectively. The majority of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At December 31, 2000 and 1999, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.43% and 11.64%, respectively.

At December 31, 2000 and 1999, Mortgage Assets consisted of the following:

NET INVESTMENT IN RESIDENTIAL CREDIT ENHANCEMENT INTERESTS


                               DECEMBER 31,        DECEMBER 31,
                                   2000               1999
(IN THOUSANDS)                   MORTGAGE            MORTGAGE
                                SECURITIES          SECURITIES
                            AVAILABLE-FOR-SALE   AVAILABLE-FOR-SALE
                            ------------------   ------------------
Current Face                     $ 124,878           $  48,620
Unamortized Discount               (43,935)            (18,273)
Unamortized Premium                     --                  --
                                 ---------           ---------
Amortized Cost                      80,943              30,347
Gross Unrealized Gains               2,646                 166
Gross Unrealized Losses             (2,825)             (3,514)
                                 ---------           ---------
Carrying Value                   $  80,764           $  26,999
                                 =========           =========


During the year ended December 31, 2000 and 1998, the Company sold mortgage securities classified as available-for-sale for proceeds of $2.9 million and $9.3 million, respectively, resulting in a net gain of $0.2 million in 2000, and no gain recognized in 1998. No such sales were made during 1999. No write-downs of available-for-sale mortgage securities occurred during the years ended December 31, 2000 and 1999. During the year ended December 31, 1998, the Company recognized a $0.7 million loss on the write-down of certain mortgage securities available-for-sale. The gains and losses on the sales and write-downs of mortgage securities available-for-sale are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

RESIDENTIAL RETAINED LOAN PORTFOLIO

                                          DECEMBER 31, 2000                             DECEMBER 31, 1999
(IN THOUSANDS)                 HELD-FOR-      HELD-FOR-                       HELD-FOR-      HELD-FOR-
                                SALE         INVESTMENT         TOTAL           SALE         INVESTMENT         TOTAL
                             -----------     -----------     -----------     -----------     -----------     -----------
Current Face                 $     6,784     $ 1,115,386     $ 1,122,170     $   412,456     $   960,928     $ 1,373,384
Unamortized Discount                (126)             --            (126)           (305)             --            (305)
Unamortized Premium                   --          13,767          13,767           3,729          12,906          16,635
                             -----------     -----------     -----------     -----------     -----------     -----------
Amortized Cost                     6,658       1,129,153       1,135,811         415,880         973,834       1,389,714
Reserve for Credit Losses             --          (4,814)         (4,814)             --          (4,125)         (4,125)
                             -----------     -----------     -----------     -----------     -----------     -----------
Carrying Value               $     6,658     $ 1,124,339     $ 1,130,997     $   415,880     $   969,709     $ 1,385,589
                             ===========     ===========     ===========     ===========     ===========     ===========

The Company recognized losses of $0.1 million during the year ended December 31, 2000, gains of $0.3 million during the year ended December 31, 1999, and losses of $6.5 million during the year ended December 31, 1998 as a result of LOCOM adjustments on residential mortgage loans held-for-sale. Also during the years ended December 31, 2000, 1999, and 1998, the Company sold residential mortgage loans held-for-sale for proceeds of $397.6 million, $103.0 million, and $688.9 million, respectively. These sales resulted in no net gain or loss recognized in 2000, and net gains of $0.1 million, and $4.6 million in 1999 and 1998, respectively. The LOCOM adjustments and net gains on sales are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

There were no sales of residential mortgage loans held-for-investment for the years ended December 31, 2000 and 1999. During the year ended December 31, 1998, the Company sold held-for-investment residential mortgage loans with an amortized cost of $370.1 million for proceeds of $369.1 million. The net realized loss of $1 million is reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

INVESTMENT PORTFOLIO

                                     DECEMBER 31, 2000                        DECEMBER 31, 1999
                                         MORTGAGE                                  MORTGAGE
(IN THOUSANDS)              MORTGAGE    SECURITIES                   MORTGAGE     SECURITIES
                           SECURITIES    AVAILABLE-                 SECURITIES     AVAILABLE-
                            TRADING      FOR-SALE        TOTAL        TRADING      FOR-SALE       TOTAL
                           ---------     ---------     ---------     ---------     ---------    ---------
Current Face               $ 751,449     $   5,500     $ 756,949     $ 934,351            --    $ 934,351
Unamortized Discount            (388)         (427)         (815)       (3,548)           --       (3,548)
Unamortized Premium            8,551            --         8,551        10,978            --       10,978
                           ---------     ---------     ---------     ---------     ---------    ---------
Unamortized Cost             759,612         5,073       764,685       941,781            --      941,781
Gross Unrealized Gains            --           105           105            --            --           --
Gross Unrealized Losses           --           (15)          (15)           --            --           --
                           ---------     ---------     ---------     ---------     ---------    ---------
Carrying Value             $ 759,612     $   5,163     $ 764,775     $ 941,781            --    $ 941,781
                           =========     =========     =========     =========     =========    =========

Agency                     $ 521,204            --     $ 521,204     $ 576,980            --    $ 576,980
Non-Agency                   238,408         5,163       243,571       364,801            --      364,801
                           ---------     ---------     ---------     ---------     ---------    ---------
Carrying Value             $ 759,612     $   5,163     $ 764,775     $ 941,781            --    $ 941,781
                           =========     =========     =========     =========     =========    =========

For both of the years ended December 31, 2000 and 1999, the Company recognized market value gains of $1.2 million on mortgage securities classified as trading. During the years ended December 31, 2000 and 1999, the Company sold mortgage securities classified as trading for proceeds of $205.5 million and $7.7 million, respectively. During the year ended December 31, 1998, the Company elected to reclassify a majority of its short-funded mortgage securities from available-for-sale to trading (see Note 2). As a result of this reclassification, the Company recognized a reclassification loss of $11.9 million, which was transferred from other comprehensive income to current earnings, and a market value loss of $17.5 million on mortgage securities classified as trading. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

COMMERCIAL RETAINED LOAN PORTFOLIO

                                DECEMBER 31, 2000                    DECEMBER 31, 1999
(IN THOUSANDS)          HELD-FOR-   HELD-FOR-                 HELD-FOR-    HELD-FOR-
                          SALE     INVESTMENT      TOTAL        SALE      INVESTMENT    TOTAL
                        --------    --------     --------     --------     --------    --------
Current Face            $ 34,275    $ 23,425     $ 57,700     $  8,450     $     --    $  8,450
Unamortized Discount          --        (531)        (531)         (13)          --         (13)
                        ========    ========     ========     ========     ========    ========
Carrying Value          $ 34,275    $ 22,894     $ 57,169     $  8,437     $     --    $  8,437
                        ========    ========     ========     ========     ========    ========


During the years ended December 31, 2000 and 1999, the Company sold commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, for proceeds of $57.8 million and $50.3 million, respectively. Pursuant to Master Forward Commitment Agreements, all commercial mortgage loans purchased by the Company are sold to RCF at the same price for which the Company acquires the commercial mortgage loans (see Note 12). Accordingly, there were no LOCOM adjustments or gains on sales related to commercial mortgage loans during the years ended December 31, 2000 and 1999.

NOTE 4. RESERVE FOR CREDIT LOSSES

The Reserve for Credit Losses on Residential Mortgage Loans Held-For-Investment is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses on Residential Mortgage Loans Held-For-Investment activity:

                                    YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                    2000        1999        1998
                                -------     -------     -------
Balance at beginning of year    $ 4,125     $ 2,784     $ 1,855
Provision for credit losses         731       1,346       1,120
Charge-offs                         (42)         (5)       (191)
                                -------     -------     -------
Balance at end of year          $ 4,814     $ 4,125     $ 2,784
                                =======     =======     =======

NOTE 5. U.S. TREASURY SECURITIES

The Company did not hold any U.S. Treasury securities at December 31, 2000 or 1999. At December 31, 1998, the Company owned $45 million face value of U.S. Treasury securities at a carrying value of $48 million. The Company did not hold any U.S. Treasury securities during 2000. For the years ended December 31, 1999 and 1998, the Company recognized market value losses of $3.3 million and market value gains of $0.1 million on U.S. Treasury securities, respectively. During the year ended December 31, 1999, the Company sold U.S. Treasury securities for proceeds of $90.5 million. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

NOTE 6. COLLATERAL FOR LONG-TERM DEBT

The Company has collateral as security for Long-Term Debt issued in the form of collateralized mortgage bonds ("Bond Collateral"). This Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The Company's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company.

The components of the Bond Collateral are summarized as follows:

(IN THOUSANDS)                               DECEMBER 31,    DECEMBER 31,
                                                 2000            1999
                                             -----------     -----------
Mortgage loans
   Residential: held-for-sale                 $      315      $      174
   Residential: held-for-investment, net       1,124,339         968,709
Restricted cash                                    3,729           4,783
Accrued interest receivable                        7,010           5,633
                                             -----------     -----------
                                              $1,135,393      $  979,299
                                              ==========      ==========

For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 7. INTEREST RATE AGREEMENTS

At December 31, 2000 and 1999, all of the Company's Interest Rate Agreements were classified as trading, and therefore, reported at fair value.

During the years ended December 31, 2000 and 1999, the Company recognized net market value losses of $3.4 million and net market value gains of $2.0 million on Interest Rate Agreements classified as trading. The market value gains are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

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

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments. The credit exposure reflects the fair market value of all cash and collateral of the Company held by counterparties.

                                    NOTIONAL AMOUNTS                CREDIT EXPOSURE
(IN THOUSANDS)                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                   2000            1999            2000            1999
                               -----------     -----------     -----------     -----------
Interest Rate Options
     Purchased                 $1,490,300      $2,960,900              --              --
Interest Rate Swaps                 5,000         250,000      $    2,814      $    2,632
Interest Rate Futures and         506,600         630,000             948             593
  Forwards
                               ----------      ----------      -----------     -----------
Total                          $2,001,900      $3,840,900      $    3,762      $    3,225
                               ==========      ==========      ==========      ==========

Interest Rate Options purchased (sold), which may include caps, floors, call and put corridors, options on futures, options on MBS forwards, and swaption collars (collectively, "Options"), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment (receipt) of a premium when the contract is initiated. Purchased interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, purchased interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Purchased call (put) corridors will cause the Company to incur a gain to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a purchased call (put) corridor is equal to the up-front premium. Call (put) corridors that are sold will cause the Company to incur a loss to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. Such losses are partially offset by the up front premium received. The maximum gain or loss on a call
(put) corridor sold is determined at the time of the transaction by establishing a minimum (maximum) index rate. The Company will receive cash on the purchased options on futures/forwards if the futures/forward price exceeds (is below) the call (put) option strike price at the expiration of the option. For the written options on futures/forwards, the Company receives an up-front premium for selling the option, however, the Company will incur a loss on the written option if the futures/forward price exceeds (is below) the call (put) option strike price at the expiration of the option. Purchased receiver (payor) swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The maximum gain or loss on a receiver (payor) swaption is established at the time of the transaction by establishing a minimum (maximum) index rate. The Company's credit risk on the purchased Options is limited to the carrying value of the Options agreements. The credit risk on options on futures is limited due to the fact that the exchange and its members are required to satisfy the obligations of any member that fails to perform.

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

In general, the Company incurs credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a "primary government dealer", ii) affiliates of "primary government dealers", or iii) rated BBB or higher. Furthermore, the Company has entered into Interest Rate Agreements with several different counterparties in order to diversify the credit risk exposure.

NOTE 8. SHORT-TERM DEBT

The Company has entered into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Mortgage Assets.

At December 31, 2000, the Company had $756 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.85% and a weighted-average remaining maturity of 122 days. This debt was collateralized with $778 million of Mortgage Assets. At December 31, 1999, the Company had $1.3 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.22% and a weighted-average remaining maturity of 96 days. This debt was collateralized with $1.3 billion of Mortgage Assets.

At December 31, 2000 and 1999, the Short-Term Debt had the following remaining maturities:

(IN THOUSANDS)             DECEMBER 31,    DECEMBER 31,
                              2000            1999
                           -----------     -----------
Within 30 days             $  100,885      $  163,394
31 to 90 days                 268,867         385,729
Over 90 days                  386,470         704,442
                           ==========      ==========
Total Short-Term Debt      $  756,222      $1,253,565
                           ==========      ==========

For the years ended December 31, 2000, 1999 and 1998, the average balance of Short-Term Debt was $0.9 billion, $1.0 billion and $2.0 billion with a weighted-average interest cost of 6.57%, 5.35%, and 5.81%, respectively. The maximum balance outstanding during both of the years ended December 31, 2000 and 1999, was $1.3 billion. The maximum balance outstanding during the year ended December 31, 1998 was $2.5 billion. The Company met all of it debt covenants for its short-term borrowing arrangements and credit facilities during the years ended December 31, 2000 and 1999.

In addition to the committed facilities listed below, the Company has uncommitted facilities with credit lines in excess of $4 billion at December 31, 2000. It is the intention of the Company's management to renew committed and uncommitted facilities, if and as needed.

In March 2000, the Company entered into a $50 million committed revolving mortgage warehousing credit facility. The facility is intended to finance newly originated commercial mortgage loans. Holdings may borrow under this facility as a co-borrower. In September 2000, this facility was extended through August 2001 and was increased to $70 million. At December 31, 2000, the Company and Holdings had borrowings under this facility of $16.5 million and $18.2 million, respectively. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may extend beyond the expiration date of the facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At December 31, 2000, the weighted average borrowing rate under this facility was 8.57%. This committed facility expires in August 2001.

In July 2000, the Company renewed for one year, a $30 million committed master loan and security agreement with a Wall Street Firm. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was increased to $50 million. Holdings may borrow under this facility as a co-borrower. At December 31, 2000, the Company had borrowings under this facility of $26.7 million. Holdings did not have borrowings under this facility at December 31, 2000. Borrowings under this facility bear interest based on a specified margin over LIBOR. At December 31, 2000, the weighted average borrowing rate under this facility was 8.23%. This committed facility expires in July 2001.

In September 2000, the Company entered into two separate $30 million committed master repurchase agreements with a bank and a Wall Street Firm. These facilities are intended to finance residential mortgage-backed securities with lower than investment grade ratings. At December 31, 2000, the Company had borrowings under these facilities of $22.7 million. Borrowings under these facilities bear interest based on a specified margin over LIBOR. At December 31, 2000, the weighted average borrowing rate under these facilities was 7.43%. These committed facilities expire in September 2001.

In October 2000, the Company entered into a $20 million committed master repurchase agreement with a Wall Street Firm. This facility is intended to finance residential mortgage-backed securities with lower than investment grade ratings. At December 31, 2000, the Company had borrowings under this facility of $3.6 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At December 31, 2000, the weighted average borrowing rate under this facility was 7.56%. This committed facility expires in October 2001.

In July 1999, the Company entered into a one-year, $90 million committed revolving mortgage warehousing credit facility with two banks. At the Company's request, this line was reduced to $20 million in December 1999. This facility expired in February 2000. The facility was primarily intended to finance newly originated residential mortgage loans. Holdings was a co-borrower under this facility. At December 31, 1999, the Company had borrowings under this facility of $6.4 million. Holdings did not have borrowings under this facility at December 31, 1999. Borrowings under this facility bore interest based on a specified margin over LIBOR. At December 31, 1999, the weighted-average borrowing rate under this facility was 6.87%.

In July 1999, the Company entered into a one-year, $350 million committed master loan and security agreement with a Wall Street firm. This facility expired in June 2000, but was renewed as a one-year, $30 million committed commercial loan facility in July 2000 as previously discussed above. The Company renewed a residential portion of this facility for one year in June 2000 on an uncommitted basis. The $350 million committed facility entered into in July 1999, was primarily intended to finance newly originated commercial and residential mortgage loans. Holdings was a co-borrower under this facility. At December 31, 1999, the Company and Holdings had borrowings under this facility of $119.9 million and $19.8 million, respectively. Borrowings under this facility bore interest based on a specified margin over LIBOR. At December 31, 1999, the weighted-average borrowing rate under this facility was 5.72%.

NOTE 9. LONG-TERM DEBT

Long-Term Debt in the form of collateralized mortgage bonds is secured by Bond Collateral. As required by the indentures relating to the Long-Term Debt, the Bond Collateral is held in the custody of trustees. The trustees collect principal and interest payments on the Bond Collateral and make corresponding principal and interest payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company.

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

For the years ended December 31, 2000, 1999, and 1998, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.71%, 6.03%, and 6.38%, respectively. At December 31, 2000 and 1999, accrued interest payable on Long-Term Debt was $3.1 million and $3.0 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets. For the years ended December 31, 2000, 1999, and 1998, the average balance of Long-Term Debt was $1.1 billion for both 2000 and 1999, and $1.3 billion for 1998.

The components of the Long-Term Debt at December 31, 2000 and 1999 along with selected other information are summarized below:

(IN THOUSANDS)                                    DECEMBER 31,      DECEMBER 31,
                                                      2000              1999
                                                  -----------       -----------
Long-Term Debt                                    $ 1,095,909       $   944,225
Unamortized premium on Long-Term Debt                   3,045             3,881
Deferred bond issuance costs                           (3,119)           (2,836)
                                                  -----------       -----------
     Total Long-Term Debt                         $ 1,095,835       $   945,270
                                                  ===========       ===========

Range of weighted-average interest rates, by    6.35% to 7.20%    6.21% to 6.88%
series
Stated maturities                                 2017 - 2029       2017 - 2029
Number of series                                            4                 3

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999.

(IN THOUSANDS)                                   DECEMBER 31, 2000               DECEMBER 31, 1999
                                          CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                          ----------------------------    -----------------------------
Assets
   Mortgage Loans
      Residential: held-for-sale            $    6,658      $    6,658      $  415,880      $  415,880
      Residential: held-for-investment       1,124,339       1,113,389         968,709         955,653
      Commercial: held-for-sale                 34,275          34,275           8,437           8,437
      Commercial: held-for-investment           22,894          22,894              --              --
   Mortgage Securities
      Residential: trading                     759,612         759,612         941,781         946,373
      Residential: available-for-sale           85,927          85,927          26,999          28,006
   Interest Rate Agreements                         66              66           2,037           2,037
   Investment in RWT Holdings, Inc.              1,899           1,989           3,391           3,675

Liabilities
   Short-Term Debt                             756,222         756,222       1,253,565       1,253,565
   Long-Term Debt                            1,095,835       1,085,368         945,270         928,449

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 11. STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. As of December 31, 2000 and 1999, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.

In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. The Company did not repurchase any shares of Preferred Stock during 2000, and, pursuant to the repurchase program, repurchased 7,450 shares of its Preferred Stock for $0.2 million during 1999. At December 31, 2000, there remained 142,550 shares available under the authorization for repurchase.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. Of these shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At December 31, 2000 and 1999, 476,854 and 283,975 shares of Common Stock, respectively, were available for grant. At December 31, 2000 and 1999, 328,152 and 389,942 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted under the Plan vest no earlier than ratably over a four-year period from the date of grant and expire within ten years after the date of grant.

The Company has granted stock options that accrue and pay stock and cash DERs. This feature results in current operating expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its common dividends, such operating expenses may increase. For the years ended December 31, 2000, 1999, and 1998, the Company accrued cash and stock DER expenses of $2.1 million, $0.5 million, and $0.2 million, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's common stock dividends and on the price of the common stock on the related dividend payment date. At December 31, 2000, there were 166,451 unexercised options with stock DERs under the Plan. Cash DERs are accrued and paid based on the level of the Company's common stock dividend. At December 31, 2000, there were 1,180,797 unexercised options with cash DERs under the Plan. At December 31, 2000, there were 147,550 outstanding stock options that did not have cash or stock DERs.

A summary of the status of the Company's Plan at year end and changes during the years ending on that date is presented below.

                                              DECEMBER 31, 2000      DECEMBER 31, 1999         DECEMBER 31, 1998
                                           ----------------------  ----------------------    ---------------------
                                                         WEIGHTED                WEIGHTED                 WEIGHTED
                                                         AVERAGE                 AVERAGE                  AVERAGE
                                                         EXERCISE                EXERCISE                 EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)            SHARES       PRICE     SHARES        PRICE       SHARES       PRICE
                                           ---------     -------   ---------      ------     ---------     ------
Outstanding options at January 1           1,713,836     $21.97     1,739,787     $23.68       840,644     $29.79
   Options granted                           163,050     $16.90       371,950     $13.37       929,125     $16.73
   Options exercised                         (26,158)    $12.26       (15,285)    $ 0.68       (29,723)    $ 0.11
   Options canceled                         (372,070)    $18.11      (387,990)    $21.50        (2,699)    $29.81
   Dividend equivalent rights earned          16,140         --         5,374         --         2,440         --
                                          ----------               ----------               ----------
Outstanding options at December 31         1,494,798     $22.32     1,713,836     $21.97     1,739,787     $23.68
                                          ==========               ==========               ==========

Options exercisable at year-end              644,098     $25.47       401,697     $26.89       336,121     $25.95
Weighted average fair value of options
granted during the year                        $1.64                    $1.33                    $1.63

The following table summarizes information about stock options outstanding at December 31, 2000.

                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  ---------------------------------------------  -----------------------------
                              WEIGHTED-AVERAGE
    RANGE OF        NUMBER       REMAINING     WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL      EXERCISE        EXERCISABLE   EXERCISE PRICE
                                    LIFE           PRICE
---------------   ----------- ---------------- ----------------  ------------  ---------------
   $0 to $10           48,109       4.7           $ 0.57               48,109      $ 0.57
   $10 to $20         712,903       8.2           $14.43              181,967      $16.39
   $20 to $30         349,614       7.0           $22.37              171,311      $22.44
   $30 to $40         283,200       6.0           $37.49              189,724      $37.57
   $40 to $50          93,472       6.6           $45.03               47,363      $45.04
   $50 to $53           7,500       6.5           $52.25                5,625      $52.25
                    ---------                                         -------
   $0 to $53        1,494,798       7.3           $22.32              644,099      $25.47
                    =========                                         =======

At December 31, 2000, the Company had one Stock Option Plan, which is described above. The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for this plan. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                             YEAR ENDED DECEMBER 31,
                                           2000       1999       1998
                                          -------   --------  ---------
Net income (loss)         As reported     $16,210   $(1,013)  $(40,118)
(in thousands)            Pro Forma       $15,611   $(1,687)  $(40,674)

Basic net income (loss)   As reported       $1.84    $(0.10)    $(3.04)
per share                 Pro Forma         $1.78    $(0.17)    $(3.08)

Diluted net income (loss) As reported       $1.82    $(0.10)    $(3.04)
per share                 Pro Forma         $1.75    $(0.17)    $(3.08)

For purposes of determining option values for use in the above tables, the values are based on American valuation using the Black-Scholes option pricing model as of the various grant dates, using the following principal assumptions: expected stock price volatility 33%, risk free rates of return based on the 5 year treasury rate at the date of grant, and a dividend growth rate of 10%. The actual value, if any, that the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

COMMON STOCK REPURCHASES

Since September 1997, the Company's Board of Directors has approved the repurchase of 7,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company did not repurchase any shares of Common Stock during the year ended December 31, 2000, repurchased 2,483,500 shares for $37 million at an average price of $14.96 per share during the year ended December 31, 1999, and repurchased 3,131,500 shares of its Common Stock for $47 million at an average price of $14.99 per share during the year ended December 31, 1998. At December 31, 2000, there remained 1,000,000 shares available under the authorization for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

NOTE 12. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS

During the years ended December 31, 2000 and 1999, the Company sold $58 million and $50 million of commercial mortgage loans to Redwood Commercial Funding ("RCF"), respectively, pursuant to Master Forward Commitment Agreements. There were no such sales during the year ended December 31, 1998. The Company sold the mortgage loans to RCF at the same price for which the Company acquired the mortgage loans. At December 31, 2000 and 1999, under the terms of Master Forward Commitment Agreements, the Company had committed to sell $34 million and $8 million of commercial mortgage loans to RCF for settlement during the first quarter of 2001 and 2000, respectively.

During the year ended December 31, 2000, the Company purchased commercial mortgage loans from RCF aggregating $18 million, which were not subject to the terms of Master Forward Commitment Agreements. The Company made no such purchases from RCF during the years ended December 31, 1999 or 1998. The Company intends to hold these commercial loans through maturity. All such commercial mortgage loans purchased by the Company from RCF are purchased at the market price at the time of the sale. Accordingly, any inter-company gains or losses recorded on the sale of the commercial mortgage loans from RCF to the Company are eliminated against the basis of the commercial mortgage loan purchased by the Company. During the year ended December 31, 2000, Redwood's 99% interest of such gains recognized by Holdings was $0.2 million.

During the years ended December 31, 2000 and 1999, the Company sold $17 million and $61 million of residential mortgage loans to Redwood Residential Funding ("RRF"), a subsidiary of Holdings. There were no such sales during the year ended December 31, 1998. Pursuant to Master Forward Commitment Agreements, the Company sold the mortgage loans to RRF at the same price for which the Company acquired the mortgage loans. As RRF ceased operations in 1999, there were no remaining outstanding commitments at December 31, 2000. At December 31, 1999, RRF had committed to purchase $16 million or residential mortgage loans from the Company during the first and second quarters of 2000, pursuant to the terms of Master Forward Commitment Agreements.

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

OTHER

Under a revolving credit facility arrangement, the Company may loan funds to Holdings to finance certain mortgage loans owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.50% over the LIBOR interest rate. At December 31, 2000, the Company had no such loans to Holdings. At December 31, 1999, the Company had loaned $6.5 million to Holdings in accordance with the provisions of this arrangement. During the years ended December 31, 2000, 1999 and 1998, the Company earned $0.3 million, $1.1 million and $18,000, respectively, in interest on loans to Holdings.

The Company shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the years ended December 31, 2000, 1999 and 1998, $0.2 million, $3.0 million and $2.3 million, respectively, of Holdings' operating expenses were paid by the Company, and were subject to reimbursement by Holdings.

The Company may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of the Company's Short-Term Debt agreements subject to the Company continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays the Company credit support fees on borrowings subject to this arrangement. At December 31, 2000 and 1999, the Company was providing credit support on $18.2 million and $22.4 million of Holdings' Short-Term Debt. During each year ended December 31, 2000, 1999 and 1998, the Company recognized $0.1 million in credit support fee income. Credit support fees are reflected as a component of "Other Income" on the Consolidated Statements of Operations.

Holdings may borrow under several of Redwood Trust's Short-Term Debt agreements as a co-borrower (see Note 4). At December 31, 2000 and 1999, Holdings had borrowings of $18.2 million and $22.4 million subject to these arrangements.

NOTE 13. COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the Company had entered into commitments to purchase $100.4 million of residential mortgage securities for settlement during January and February 2001. At December 31, 2000, the Company had also entered into Master Forward Agreements to sell $34.3 million of commercial mortgage loans to RCF during the first quarter of 2001.

At December 31, 2000, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases is $3.0 million and is expected to be recognized as follows: 2001 - $0.5 million; 2002 - $0.6 million; 2003 - $0.6 million; 2004 - $0.6 million; 2005 -- $0.5 million; 2006 - $0.2 million.

NOTE 14. SUBSEQUENT EVENTS

Effective December 15, 1999, the United States Congress enacted the Real Estate Investment Trust ("REIT") Modernization Act (RMA) which, among other things, permits REITs to own 100% of the outstanding voting securities of a taxable REIT subsidiary beginning after December 31, 2000. Accordingly, on January 1, 2001, Redwood Trust acquired 100% of the voting common stock of Holdings for $300,000 in cash consideration from two officers of Holdings. Redwood Trust's Audit Committee determined the purchase price based on an independent appraisal obtained by the Audit Committee and through negotiations with the two officers, taking into account projected cost savings to Redwood Trust from being able to consolidate Holdings into Redwood Trust's future financial statements and other potential benefits to Redwood Trust and its stockholders.

Following Redwood Trust's acquisition of the voting common stock of Holdings, Redwood Trust transferred its preferred stock interest in exchange for additional voting common stock in Holdings as part of the Holdings equity recapitalization. As a result of these transactions, Redwood Trust owns 100% of the voting common stock of Holdings and Holdings became a wholly-owned subsidiary of Redwood Trust on January 1, 2001. Subsequently, Holdings elected to become a taxable REIT subsidiary of Redwood Trust.

Prior to the Company's acquisition of 100% of the voting common stock of Holdings, Holdings was operated and managed independently of the Company, as the Company is subject to tax as a REIT and Holdings is not. Holdings' activities resulted in it being characterized as a taxable, non-qualified REIT subsidiary. To qualify as a REIT, the Company, among other things, was unable to own greater than 10% of the outstanding voting securities of any non-qualified REIT subsidiary.

The transaction has been accounted for using the purchase method of accounting. The assets and liabilities of Holdings have been recorded by the Company at their fair market value. The transaction did not have a material impact on the financial statements of the Company. Goodwill of $0.3 million was recorded by the Company as a result of this transaction and will be amortized on a straight-line basis over four years beginning in January 2001.

The following are the pro forma consolidated balance sheet and a statement of operations at December 31, 2000 and for the year ended December 31, 2000, respectively, as if the Company had owned 100% of Holdings.

REDWOOD TRUST, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)


(PRO FORMA)                                        DECEMBER 31, 2000
(IN THOUSANDS)                               -----------------------------                   REDWOOD TRUST
                                             REDWOOD TRUST    RWT HOLDINGS   CONSOLIDATION    CONSOLIDATED
                                             -------------    ------------   -------------   -------------
ASSETS
Residential Credit Enhancement Interests:
   Mortgage securities available-for-sale     $    80,764     $        --     $        --     $    80,764

Residential Retained Loan Portfolio:
   Mortgage loans held-for-investment           1,124,339              --              --       1,124,339
   Mortgage loans available-for-sale                6,658              --              --           6,658
                                              -----------     -----------     -----------     -----------
                                                1,130,997              --              --       1,130,997
Investment Portfolio:
   Mortgage securities trading                     57,450              --              --          57,450
   Mortgage securities available-for-sale         707,325              --              --         707,325
                                              -----------     -----------     -----------     -----------
                                                  764,775              --              --         764,775
Commercial retained loan portfolio:
   Mortgage loans held-for-investment              22,894              --              --          22,894
   Mortgage loans held-for-sale                    34,275          18,913              --          53,188
                                              -----------     -----------     -----------     -----------
                                                   57,169          18,913              --          76,082

Cash and cash equivalents                          15,483           1,892            (300)         17,075
Restricted cash                                     5,240           1,119              --           6,359
Accrued interest receivable                        15,797             169              --          15,966
Investment in RWT Holdings, Inc.                    1,899              --          (1,899)             --
Goodwill                                               --              --             281             281
Other assets                                        9,991              38              --          10,029
                                              -----------     -----------     -----------     -----------
Total Assets                                  $ 2,082,115     $    22,131     $    (1,918)    $ 2,102,328
                                              ===========     ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term debt                               $   756,222     $    18,200     $        --     $   774,422
Long-term debt                                  1,095,835              --              --       1,095,835
Accrued interest payable                            5,657             134              --           5,791
Accrued expenses and other liabilities              8,737           1,879              --          10,616
                                              -----------     -----------     -----------     -----------
                                                1,866,451          20,213              --       1,886,664
                                              -----------     -----------     -----------     -----------
STOCKHOLDERS' EQUITY
Preferred stock                                    26,517              --              --          26,517
Series A preferred stock                               --          29,700         (29,700)             --
Common stock                                           88              --              --              88
Additional paid-in-capital                        242,522             300            (300)        242,522
Accumulated other comprehensive income                (89)             --              --             (89)
Cumulative earnings (deficit)                      27,074         (28,082)         28,082          27,074
Cumulative distributions to stockholders          (80,448)             --              --         (80,448)
                                              -----------     -----------     -----------     -----------
   Total Stockholder's Equity                     215,664           1,918          (1,918)        215,664
                                              -----------     -----------     -----------     -----------
Total Liabilities and Stockholders' Equity    $ 2,082,115     $    22,131     $    (1,918)    $ 2,102,328
                                              ===========     ===========     ===========     ===========

REDWOOD TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(PRO FORMA)                                              YEAR ENDED DECEMBER 31, 2000
(IN THOUSANDS)                                           ----------------------------                     REDWOOD TRUST
                                                         REDWOOD TRUST   RWT HOLDINGS    CONSOLIDATION     CONSOLIDATED
                                                         -------------   ------------    -------------    -------------
INTEREST INCOME
Residential Credit Enhancement Interests:
   Mortgage securities available-for-sale                  $   8,524        $     --       $      --       $   8,524

Residential Retained Loan Portfolio:
   Mortgage loans held-for-investment                         83,815              --              --          83,815
   Mortgage loans held-for-sale                                7,050              69              --           7,119
                                                           ---------       ---------       ---------       ---------
                                                              90,865              69              --          90,934
Investment Portfolio:
   Mortgage securities trading                                67,055              --              --          67,055
   Mortgage securities available-for-sale                        151              --              --             151
                                                           ---------       ---------       ---------       ---------
                                                              67,206              --              --          67,206
Commercial Retained Loan Portfolio:
   Mortgage loans held-for-investment                            520              --              --             520
   Mortgage loans held-for-sale                                1,482           3,301              --           4,783
                                                           ---------       ---------       ---------       ---------
                                                               2,002           3,301              --           5,303

Cash and cash equivalents                                      1,395             122            (343)          1,174
                                                           ---------       ---------       ---------       ---------
Total interest income                                        169,992           3,492            (343)        173,141

INTEREST EXPENSE
Short-term debt                                              (61,355)         (2,316)             --         (63,671)
Long-term debt                                               (76,294)             --              --         (76,294)
Credit support fees                                               --             (98)             98              --
Loans from Redwood Trust, Inc.                                    --            (343)            343              --
                                                           ---------       ---------       ---------       ---------
Total interest expense                                      (137,649)         (2,757)            441        (139,965)

Net interest rate agreements expense                            (954)             --              --            (954)
Provision for credit losses                                     (731)             --              --            (731)
                                                           ---------       ---------       ---------       ---------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES         30,658             735              98          31,491

Net unrealized and realized market value gains
(losses)
   Loans and securities                                        1,060             149            (186)          1,023
   Interest rate agreements                                   (3,356)             --              --          (3,356)
                                                           ---------       ---------       ---------       ---------
   Total net unrealized and realized market value             (2,296)            149            (186)         (2,333)
gains (losses)

Operating expenses                                            (7,850)         (2,391)             --         (10,241)
Other income                                                      98              --             (98)             --
Equity in losses of RWT Holdings, Inc.                        (1,676)             --           1,676              --
                                                           ---------       ---------       ---------       ---------
Net income before preferred dividend                          18,934          (2,391)          1,490          18,917
Less dividends on Class B preferred stock                     (2,724)             --              --          (2,724)
                                                           ---------       ---------       ---------       ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                $  16,210       $  (1,507)      $   1,490       $  16,193
                                                           =========       =========       =========       =========

Basic Earnings Per Share                                   $    1.84                                       $    1.84
Diluted Earnings Per Share                                 $    1.82                                       $    1.82

On March 15, 2001, the Company declared a $0.50 per share common stock dividend and a $0.755 preferred stock dividend for the first quarter of 2001. The common and preferred stock dividends are payable on April 23, 2001 to common and preferred shareholders of record on March 30, 2001.

NOTE 15. QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

(IN THOUSANDS, EXCEPT SHARE DATA)                                               THREE MONTHS ENDED
                                                                -------------------------------------------------------
                                                                MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                                ---------      --------     ------------    -----------
2000
Operating results:
     Interest income                                            $ 42,939       $ 43,136       $ 41,919       $ 41,998
     Interest expense                                            (34,522)       (34,915)       (34,501)       (33,711)
     Provision for credit losses                                    (119)          (128)          (240)          (244)
     Interest rate agreement expense                                (409)          (218)          (193)          (134)
     Net interest income after provision for credit losses         7,889          7,875          6,985          7,909
     Net income (loss) available to common stockholders            3,280          3,096          4,873          4,961
Per share data:
     Net income (loss) - diluted                                $   0.37       $   0.35       $   0.55       $   0.55
     Dividends declared per common share (a)                    $   0.35       $   0.40       $   0.42       $   0.44
     Dividends declared per preferred share                     $  0.755       $  0.755       $  0.755       $  0.755

1999
Operating results:
     Interest income                                            $ 41,732       $ 36,090       $ 34,555       $ 34,933
     Interest expense                                            (33,491)       (28,537)       (27,390)       (27,744)
     Provision for credit losses                                    (345)          (371)          (416)          (214)
     Interest rate agreement expense                                (333)          (736)          (458)          (538)
     Net interest income after provision for credit losses         7,563          6,446          6,291          6,437
     Net income (loss) available to common stockholders            5,855          2,508         (3,738)        (5,638)
Per share data:
     Net income (loss) - diluted                                $   0.54       $   0.25       $  (0.39)      $  (0.64)
     Dividends declared per common share (a)                          --             --       $   0.15       $   0.25
     Dividends declared per preferred share                     $  0.755       $  0.755       $  0.755       $  0.755

(a) Reflects period for which the common dividend was declared. Reported dividends may have been declared during the following quarter.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Redwood Trust, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Redwood Trust, Inc. (the Company) at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In July 1998, the Company adopted Financial Accounting Standards Board Statement No. 133. Accounting of Derivative Instruments and Hedging Activities. This change is discussed in Note 2 to the consolidated financial statements.




/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 15, 2001

                               RWT HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2000

                               RWT HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                   Page
                                                                                                                   ----
        Consolidated Financial Statements - RWT Holdings, Inc.

              Consolidated Balance Sheets at December 31, 2000 and 1999..........................................  F-31

              Consolidated Statements of Operations for the years ended December 31, 2000 and 1999, and for the period from April 1, 1998 (commencement of operations) to December 31, 1998.....  F-32

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999, and for the period from
                     April 1, 1998 (commencement of operations) to December 31, 1998.............................  F-33

              Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999, and for the period from April 1, 1998 (commencement of operations) to December 31, 1998.....  F-34

              Notes to Consolidated Financial Statements.........................................................  F-35

        Report of Independent Accountants........................................................................  F-42

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                   December 31,
                                                                                2000           1999
                                                                              --------       --------
ASSETS

      Mortgage loans: held-for sale
          Residential                                                         $     --       $  4,399
          Commercial, pledged                                                   18,913         29,605
                                                                              --------       --------
                                                                                18,913         34,004

      Cash and cash equivalents                                                  1,892          1,999
      Restricted cash                                                            1,119             50
      Accrued interest receivable                                                  169          1,520
      Property, equipment and leasehold improvements, net                           --            299
      Other assets                                                                  38          1,081
                                                                              --------       --------
      Total Assets                                                            $ 22,131       $ 38,953
                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

      Short-term debt                                                         $ 18,200       $ 22,427
      Loans from Redwood Trust, Inc.                                                --          6,500
      Payable to Redwood Trust, Inc.                                                --            472
      Accrued interest payable                                                     134            831
      Accrued restructuring charges                                                430          4,039
      Accrued expenses and other liabilities                                     1,449          1,259
                                                                              --------       --------
          Total Liabilities                                                     20,213         35,528
                                                                              --------       --------

      Commitments and contingencies (See Note 10)

      STOCKHOLDERS' EQUITY

      Series A preferred stock, par value $0.01 per share; 10,000 shares authorized; 5,940 issued and outstanding
          ($5,940 aggregate liquidation preference)                             29,700         29,700
      Common stock, par value $0.01 per share;
          10,000 shares authorized; 3,000 issued and outstanding                    --             --
      Additional paid-in capital                                                   300            300
      Accumulated deficit                                                      (28,082)       (26,575)
                                                                              --------       --------
          Total Stockholders' Equity                                             1,918          3,425
                                                                              --------       --------
      Total Liabilities and Stockholders' Equity                              $ 22,131       $ 38,953
                                                                              ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)


                                                                                                             For the period
                                                                                                            from April 1, 1998
                                                                                                            (commencement of
                                                                       Year Ended          Year Ended        operations) to
                                                                    December 31, 2000   December 31, 1999   December 31, 1998
                                                                    -----------------   -----------------   ------------------
REVENUES
     Interest income
         Mortgage loans: held-for-sale
         Residential                                                      $     69           $  1,955           $  2,803
         Commercial                                                          3,301              1,555                 --
                                                                          --------           --------           --------
                                                                             3,370              3,510              2,803
                                                                          --------           --------           --------
         Mortgage securities: trading                                           --              1,021                 --
         Cash and cash equivalents                                             122                330                350
                                                                          --------           --------           --------
         Total interest income                                               3,492              4,861              3,153
                                                                          --------           --------           --------

     Interest expense
         Short-term debt                                                    (2,316)            (2,457)            (2,503)
         Credit support fees                                                   (98)              (149)              (139)
         Loans from Redwood Trust, Inc.                                       (343)            (1,118)               (18)
                                                                          --------           --------           --------
         Total interest expense                                             (2,757)            (3,724)            (2,660)
                                                                          --------           --------           --------

         Net interest income                                                   735              1,137                493
                                                                          --------           --------           --------

         Net unrealized and realized market value gains (losses)               149               (747)                18
         Other income                                                           --                 26                 --

EXPENSES
         Compensation and benefits                                          (1,485)            (8,414)            (3,395)
         General and administrative                                           (906)            (5,430)            (1,840)
         Restructuring charge                                                   --             (8,423)                --
                                                                          --------           --------           --------
         Total expenses                                                     (2,391)           (22,267)            (5,235)
                                                                          --------           --------           --------

NET LOSS                                                                  $ (1,507)          $(21,851)          $ (4,724)
                                                                          ========           ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                        Series A
                                     Preferred stock               Common stock       Additional
                                    ---------------------------------------------      paid-in     Accumulated
                                    Shares       Amount         Shares      Amount     capital       deficit         Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1998                 --      $     --            --      $   --      $     --      $     --       $     --
-----------------------------------------------------------------------------------------------------------------------------

     Net loss                          --            --            --          --            --        (4,724)        (4,724)

Issuance of preferred stock         3,960        19,800            --          --            --            --         19,800

Issuance of common stock               --            --         2,000          --           200            --            200
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998          3,960        19,800         2,000          --           200        (4,724)        15,276
-----------------------------------------------------------------------------------------------------------------------------

     Net loss                          --            --            --          --            --       (21,851)       (21,851)

Issuance of preferred stock         1,980         9,900            --          --            --            --          9,900

Issuance of common stock               --            --         1,000          --           100            --            100
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          5,940      $ 29,700         3,000      $   --      $    300      $(26,575)      $  3,425
-----------------------------------------------------------------------------------------------------------------------------

     Net loss                          --            --            --          --            --        (1,507)        (1,507)

-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000          5,940      $ 29,700         3,000      $   --      $    300      $(28,082)      $  1,918
-----------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                                               For the period
                                                                                                             from April 1, 1998
                                                                                                              (commencement of
                                                                         Year Ended         Year Ended         operations) to
                                                                      December 31, 2000   December 31, 1999   December 31, 1998
                                                                      -----------------   -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $  (1,507)          $ (21,851)          $  (4,724)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                      31                 829                  27
              Net unrealized and realized  market value
                 (gains) losses                                                (149)                747                 (18)
              Write-off of property, equipment and leasehold
                 improvements, net                                               82               3,131                  --
     Purchases of mortgage loans: held for sale                            (508,642)           (657,295)           (543,296)
     Proceeds from sales of mortgage loans: held for sale                   509,784             533,743             525,418
     Principal payments on mortgage loans: held for sale                     14,099               1,614               5,622
     Purchases of mortgage securities: trading                                   --              (4,619)                 --
     Proceeds from sales of mortgage securities: trading                         --              99,488                  --
     Principal payments on mortgage securities: trading                          --               3,549                  --
     Decrease (increase) in accrued interest receivable                       1,351              (1,442)                (78)
     Decrease (increase) in other assets                                      1,043                  54                 (55)
     (Decrease) increase in amounts due to Redwood Trust                       (472)                 27                 445
     (Decrease) increase in accrued interest payable                           (697)                828                   3
     (Decrease) increase in accrued restructuring charges                    (3,609)              4,039                  --
     Increase in accrued expenses and other liabilities                         190                 705                 554
                                                                          ---------           ---------           ---------
             Net cash provided by (used in) operating activities             11,504             (36,453)            (16,102)
                                                                          ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales (purchases) of property, equipment and leasehold
        improvements, net                                                       185              (3,636)               (687)
     Net increase in restricted cash                                         (1,069)                (50)                 --
                                                                          ---------           ---------           ---------
             Net cash used in investing activities                             (884)             (3,686)               (687)
                                                                          ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) proceeds from issuance of short-term debt              (4,227)             22,427                  --
     Loans from Redwood Trust, Inc. (net of repayments)                      (6,500)                 --               6,500
     Net proceeds from issuance of preferred stock                               --               9,900              19,800
     Net proceeds from issuance of common stock                                  --                 100                 200
                                                                          ---------           ---------           ---------
             Net cash (used in) provided by financing activities            (10,727)             32,427              26,500
                                                                          ---------           ---------           ---------

Net (decrease) increase in cash and cash equivalents                           (107)             (7,712)              9,711

Cash and cash equivalents at beginning of period                              1,999               9,711                  --
                                                                          ---------           ---------           ---------

Cash and cash equivalents at end of period                                $   1,892           $   1,999           $   9,711
                                                                          =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                   $   3,454           $   2,810           $   2,518
     Non-cash transaction:
         Securitization of mortgage loans into mortgage securities        $      --           $  98,315           $      --
                                                                          =========           =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

RWT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE 1. THE COMPANY

RWT Holdings, Inc. ("Holdings") was incorporated in Delaware on February 13, 1998 and commenced operations on April 1, 1998. Holdings originates and sells commercial mortgage loans. Redwood Trust, Inc. ("Redwood Trust") owns all of the preferred stock and has a non-voting, 99% economic interest in Holdings. The consolidated financial statements include the three subsidiaries of Holdings. Redwood Commercial Funding, Inc. ("RCF") originates commercial mortgage loans for sale to Redwood Trust and other institutional investors. Redwood Residential Funding, Inc. ("RRF") and Redwood Financial Services, Inc. ("RFS") were start-up ventures that ceased operations in 1999. Holdings and its subsidiaries currently utilize both debt and equity to finance acquisitions. References to Holdings in the following footnotes refer to Holdings and its subsidiaries. On January 1, 2001, Redwood Trust acquired 100% of the voting common stock of Holdings, as further discussed in Note 11.

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

Some of the mortgage loans purchased by Redwood Trust are committed for sale by Redwood Trust to Holdings, or a subsidiary of Holdings, under Master Forward Commitment Agreements. As a forward commitment is entered into on the same date that Redwood Trust commits to purchase the loans, the price under a forward commitment is the same as the price Redwood Trust paid for the mortgage loans, as established by the external market.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Holdings utilizes derivative financial instruments to mitigate the risks that a change in interest rates will result in a change in the value of the Mortgage Assets. At December 31, 2000, Holdings had no derivative financial instruments. At December 31, 1999, Holdings had entered into forward contracts for the sale of mortgage loans which had an aggregate notional value of $1 million. Holdings designates all derivative financial instruments as trading instruments. Accordingly, such instruments are recorded at their estimated fair market value with unrealized and realized gains and losses on these instruments recognized as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. During the year ended December 31, 2000, Holdings recognized market value losses on derivative financial instruments of $5,000. During the year ended December 31, 1999, Holdings recognized market value gains on derivative financial instruments of $1.0 million. There were no derivative financial instruments outstanding during the period ended December 31, 1998.

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

NOTE 3. MORTGAGE ASSETS

At December 31, 2000 and 1999 Mortgage Assets consisted of the following:

MORTGAGE LOANS: HELD-FOR-SALE

(IN THOUSANDS)                              DECEMBER 31, 2000                            DECEMBER 31, 1999
                                  RESIDENTIAL    COMMERCIAL       TOTAL       RESIDENTIAL     COMMERCIAL       TOTAL
                                  -----------    ----------      --------     -----------     ----------      --------
Current Face                        $     --      $ 19,883       $ 19,883       $  4,995       $ 30,324       $ 35,319
Unamortized Premium (Discount)            --          (970)          (970)          (596)          (719)        (1,315)
                                    --------      --------       --------       --------       --------       --------
Carrying Value                      $     --      $ 18,913       $ 18,913       $  4,399       $ 29,605       $ 34,004
                                    ========      ========       ========       ========       ========       ========

For the years ended December 31, 2000, 1999 and 1998, Holdings recognized losses of $0.2 million, $1.8 million and $11,000 respectively, as a result of LOCOM adjustments on mortgage loans held-for-sale. During the years ended December 31, 2000, 1999 and 1998, Holdings recognized gains on sales of mortgage loans of $0.4 million, $1.0 million, and $29,000, respectively. These losses are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

MORTGAGE SECURITIES: TRADING

Holdings did not own any mortgage securities during 2000 or 1998. For the year ended December 31, 1999, Holdings recognized a market value gain of $0.1 million on mortgage securities classified as trading. This gain is reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. During the year ended December 31, 1999, Holdings sold mortgage securities classified as trading for proceeds of $99.5 million.

NOTE 4. SHORT-TERM DEBT

Holdings has entered into reverse repurchase agreements and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance acquisitions of a portion of its Mortgage Assets. This Short-Term debt is collateralized by a portion of Holdings' mortgage loans.

At December 31, 2000, and December 31, 1999, Holdings had $18.2 million and $22.4 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 8.51% and 7.02%, respectively. The average balance of Short-Term Debt outstanding during the years ended December 31, 2000 and 1999 was $28 million and $42 million, with a weighted-average interest cost of 8.40% and 6.22%, respectively. The maximum balance outstanding during the years ended December 31, 2000 and 1999 was $44 million and $397 million, respectively.

Redwood Trust and Holdings were in compliance with all material representations, warranties and covenants under all its credit facilities. It is the intention of management to renew committed and uncommitted facilities, if and as needed.

In March 2000, Redwood Trust entered into a $50 million committed revolving mortgage warehousing credit facility. The facility is intended to finance newly originated commercial mortgage loans. Holdings may borrow under this facility as a co-borrower. In September 2000, this facility was extended through August 2001 and was increased to $70 million. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may extend beyond the expiration date of the facility. At December 31, 2000, Redwood Trust and Holdings had outstanding borrowings of $16.5 million and $18.2 million, respectively, under this facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At December 31, 2000, the weighted average borrowing rate under this facility was 8.57%. This committed facility expires in August 2001.

In July 2000, Redwood Trust renewed for one year, a $30 million committed master loan and security agreement with a Wall Street Firm. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was increased to $50 million. Holdings may borrow under this facility as a co-borrower. At December 31, 2000, Holdings had no outstanding borrowings under this facility. Borrowings under this facility bear interest based on a specified margin over LIBOR. At December 31, 2000, the weighted average borrowing rate under this facility was 8.06%. This committed facility expires in July 2001.

In July 1999, Redwood Trust entered into a one-year, $90 million committed revolving mortgage warehousing credit facility with two banks. This facility expired in February 2000. The facility was primarily intended to finance newly originated residential mortgage loans. Holdings was a co-borrower under this facility. At Redwood Trust's request, this line was reduced to $20 million in December 1999. At December 31, 1999, Holdings had no outstanding borrowings under this facility.

In July 1999, Redwood Trust entered into a one-year, $350 million committed master loan and security agreement with a Wall Street firm. This facility expired in June 2000. The facility was primarily intended to finance newly originated commercial and residential mortgage loans. Holdings was a co-borrower under this facility. At December 31, 1999, Holdings had outstanding borrowings of $19.8 million under this facility. Borrowings under this facility bore interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At December 31, 1999, the weighted-average borrowing rate under this facility was 7.23%.

Redwood Trust may provide credit support to Holdings to facilitate Holdings' financings from third-party lenders and/or hedging arrangements with counterparties. As part of this arrangement, Holdings is authorized as a co-borrower under some of Redwood Trust's Short-Term Debt agreements subject to Redwood Trust continuing to remain jointly and severally liable for repayment. Accordingly, Holdings pays Redwood Trust credit support fees on borrowings subject to this arrangement. During the years ended December 31, 2000, 1999 and 1998, Holdings paid Redwood Trust credit support fees of $98,000, $149,000 and $139,000, respectively. At December 31, 2000 and 1999, Redwood Trust was providing credit support on $18.2 million and $22.4 million, respectively, of Holdings' Short-Term Debt. These expenses are reflected as "Credit support fees" on the Consolidated Statements of Operations.

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

(IN THOUSANDS)                                                         1999 ACTUAL    2000 ACTUAL    DECEMBER 31, 2000
                                                  TOTAL ESTIMATED        PAYMENTS/       PAYMENTS/             ACCRUED
                                               LIABILITY/IMPAIRMENTS   CHARGE-OFFS    CHARGE-OFFS        RESTRUCTURING
                                               ---------------------   -----------    ------------   -----------------
Payroll, severance, and termination benefits            $3,511            $1,080            $2,431            $   --
Asset Impairments                                        2,858             2,858                --                --
Lease and other commitments                              1,314               246               643               425
Other                                                      740               200               535                 5
                                                        ------            ------            ------            ------
Total                                                   $8,423             4,384             3,609            $  430

The Company expects to pay the remaining restructuring costs during the year 2001. The remaining liability for restructuring costs at December 31, 2000 and 1999 of $0.4 million and $4.0 million, respectively, is reflected as "Accrued restructuring charges" on the Consolidated Balance Sheets.

NOTE 6. INCOME TAXES

The current provision for income taxes for the years ended December 31, 2000, 1999 and 1998 was $3,200 for both 2000 and 1999, and $2,400 for 1998. These amounts represent the minimum California franchise taxes. No additional tax provision has been recorded for the years ended December 31, 2000, 1999 and 1998, as Holdings reported a loss in each of these years, and due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at December 31, 2000 and 1999. At December 31, 2000 and 1999, the deferred tax assets and associated valuation allowances were approximately $9.5 million and $8.9 million, respectively. At December 31, 2000 and 1999, Holdings had net operating loss carryforwards of approximately $24.6 million and $19.5 million for federal tax purposes, and $11 million and $9 million for state tax purposes. The federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2020, while the largest portion of the state loss carryforwards expire between 2003 and 2005.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of Holdings' financial instruments at December 31, 2000 and 1999.

(IN THOUSANDS)                                 DECEMBER 31, 2000                     DECEMBER 31, 1999
                                       CARRYING VALUE        FAIR VALUE       CARRYING VALUE       FAIR VALUE
                                       --------------        ----------       --------------       ----------
Assets
  Mortgage loans: held-for-sale
     Residential                            $    --            $    --            $ 4,399            $ 4,415
     Commercial                             $18,913            $19,004            $29,605            $29,876
Liabilities
  Short-term debt                           $18,200            $18,200            $22,427            $22,427
  Loans from Redwood Trust, Inc.            $    --            $    --            $ 6,500            $ 6,500

The carrying amounts of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 8. STOCKHOLDERS' EQUITY

The authorized capital stock of Holdings consists of Series A Preferred Stock ("Preferred Stock") and Common Stock. Until January 1, 2001, Holdings was authorized to issue 10,000 shares of Common Stock, each having a par value of $0.01, and 10,000 shares of Preferred Stock, each having a par value of $0.01. All voting power was vested in the common stock.

Holdings issued a total of 5,940 shares of Preferred Stock to Redwood Trust. The Preferred Stock entitled Redwood Trust to receive 99% of the aggregate amount of any such dividends or distributions made by Holdings. The holders of the Common Stock were entitled to receive the remaining 1% of the aggregate amount of such dividends or distributions. The Preferred Stock ranked senior to the Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitled the holders of the Preferred Stock to receive $1,000 per share liquidation preference before any distribution was made on the Common Stock. After the liquidation preference, the holders of Preferred Stock were entitled to 99% of any remaining assets. At January 1, 2001, Redwood Trust acquired the Common Stock of Holdings. For more information on this subsequent event, see Note 11.

NOTE 9. RELATED PARTY TRANSACTIONS

PURCHASES AND SALES OF MORTGAGE LOANS

During the years ended December 31, 2000, and 1999, RCF purchased $58 million and $50 million of commercial mortgage loans from Redwood Trust, respectively. There were no such purchases during the year ended December 31, 1998. Pursuant to Master Forward Commitment Agreements, RCF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. At December 31, 2000 and 1999, under the terms of Master Forward Commitment Agreements, RCF had committed to purchase $34 million and $8 million of commercial mortgage loans from Redwood Trust for settlement during the first quarter of 2001 and 2000, respectively.

During the year ended December 31, 2000, RCF sold commercial mortgage loans aggregating $18 million to Redwood Trust which were not subject to terms of the Master Forward Commitment Agreements. All such commercial mortgage loans sold by RCF to Redwood Trust are sold at the market price at the time of the sale. During the year ended December 31, 2000, the gains recognized by Holdings on such sales of RCF assets were $0.2 million and are recorded on the Holdings' Statements of Operations under "net unrealized and realized market value gains (losses)." No such sales were made by RCF to Redwood Trust during the years ended December 31, 1999 and 1998.

During the years ended December 31, 2000 and 1999, RRF purchased $17 million and $61 million of residential mortgage loans from Redwood Trust, respectively. There were no such purchases during the year ended December 31, 1998. Pursuant to Master Forward Commitment Agreements, RRF purchased the mortgage loans from Redwood Trust at the same price for which Redwood Trust acquired the mortgage loans. As RRF ceased operations in 1999, there were no remaining outstanding commitments at December 31, 2000. At December 31, 1999, RRF had committed to purchase $16 million of residential mortgage loans from Redwood Trust during the first and second quarters of 2000, pursuant to the terms of Master Forward Commitment Agreements.

During December 1999, Holdings purchased $390 million of residential mortgage loans and subsequently sold a participation agreement on the mortgage loans to Redwood Trust. Pursuant to the terms of the Mortgage Loan Participation Purchase Agreement, Redwood Trust purchased a 99% interest in the mortgage loans, and assumed all related risks of ownership. Holdings did not recognize any gain or loss on this transaction. During March 2000, Redwood Trust sold the participation agreement back to Holdings for proceeds of $381 million. Holdings simultaneously sold $384 million of residential mortgage loans to Sequoia for proceeds of $384 million.

OTHER

Under a revolving credit facility arrangement, Redwood Trust may loan funds to Holdings to finance certain Mortgage Assets owned by Holdings. These loans are typically unsecured and are repaid within six months. Such loans bear interest at a rate of 3.50% over LIBOR. At December 31, 2000, Holdings had no such borrowings from Redwood Trust. At December 31, 1999, Holdings had borrowed $6.5 million from Redwood Trust in accordance with the provisions of this arrangement. During the years ended December 31, 2000, 1999 and 1998, Holdings incurred $0.3 million, $1.1 million and $18,000, respectively, in interest on loans from Redwood Trust.

Redwood Trust shares many of the operating expenses of Holdings, including personnel and related expenses, subject to full reimbursement by Holdings. During the years ended December 31, 2000, 1999 and 1998, Redwood Trust paid $0.2 million, $3.0 million and $2.3 million, respectively, of Holdings' operating expenses which were subject to reimbursement by Holdings.

Holdings may borrow under several of Redwood Trust's Short-Term Debt agreements as a co-borrower (see Note 4). At December 31, 2000 and 1999, Holdings had borrowings of $18.2 million and $22.4 million subject to these arrangements.

NOTE 10. COMMITMENTS AND CONTINGENCIES

At December 31, 2000, RCF is obligated under non-cancelable operating leases with expiration dates through 2004. The total future minimum lease payments under these non-cancelable leases is $580,185 and is expected to be paid as follows: 2001 -- $345,715; 2002 -- $78,214; 2003 -- $80,499; 2004 - $75,757.

At December 31, 2000, RCF had entered into commitments to purchase $34 million of commercial mortgage loans from Redwood Trust for settlement during the first quarter of 2001.

At December 31, 2000, RCF had entered into commitments to provide for additional loan fundings, subject to the borrowers meeting certain conditions, aggregating $2.9 million.

NOTE 11. SUBSEQUENT EVENTS

On January 1, 2001, Redwood Trust acquired 100% of the voting common stock of Holdings for $300,000 in cash consideration from two officers of Holdings. Redwood Trust's Audit Committee determined the purchase price based on an independent appraisal obtained by the Audit Committee and through negotiations with the two officers, taking into account projected cost savings to Redwood Trust from being able to consolidate Holdings into Redwood Trust's future financial statements and other potential benefits to Redwood Trust and its stockholders.

Following Redwood Trust's acquisition of the voting common stock of Holdings, Redwood Trust transferred its preferred stock interest in exchange for additional voting common stock in Holdings as part of the Holdings equity recapitalization. As a result of these transactions, Redwood Trust owns 100% of the voting common stock of Holdings and Holdings became a wholly-owned subsidiary of Redwood Trust. Subsequently, Holdings has elected to become a taxable REIT subsidiary of Redwood Trust.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of RWT Holdings, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of RWT Holdings, Inc.(the Company) at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period April 1, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 15, 2001

                              REDWOOD TRUST, INC.
                                INDEX TO EXHIBIT

Exhibit
 Number
-------
3.3.2       Amended and Restated Bylaws, amended March 15, 2001

9.1         Voting Agreement, dated March 10, 2000

10.9.3 Custodian Agreement (U.S. Custody), dated December 1, 2000, between the Registrant and Bankers Trust Company

10.13.2 Employment Agreement, dated March 23, 2001, between the Registrant and Andrew I. Sirkis

10.13.3 Employment Agreement, dated April 20, 2000, between the Registrant and Brett D. Nicholas

10.14.4     Amended and Restated Executive and Non-Employee director Stock
            Option Plan, amended January 18, 2001

11.1        Computation of Earnings per Share

21          List of Subsidiaries

23          Consent of Accountants