Form 10-Q
period 2001-03-31
REDWOOD TRUST INC
filed 2001-05-15
CIK 930236

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

Class B Preferred Stock ($.01 par value)....................  902,068 as of May 11, 2001
Common Stock ($.01 par value)...............................  8,923,509 as of May 11, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               REDWOOD TRUST, INC

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- Redwood Trust, Inc.
         Consolidated Balance Sheets at March 31, 2001 and December
           31, 2000..................................................    3
         Consolidated Statements of Operations for the three months
         ended March 31, 2001 and March 31, 2000.....................    4
         Consolidated Statements of Stockholders' Equity for the
         three months ended March 31, 2001...........................    5
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and March 31, 2000.....................    6
         Notes to Consolidated Financial Statements..................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   24
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   44

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   45
Item 2.  Changes in Securities.......................................   45
Item 3.  Defaults Upon Senior Securities.............................   45
Item 4.  Submission of Matters to a Vote of Security Holders.........   45
Item 5.  Other Information...........................................   45
Item 6.  Exhibits and Reports on Form 8-K............................   45
SIGNATURES...........................................................   46

                         PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Net Investment In Residential Credit Enhancement Interests:
  Mortgage securities available-for-sale....................  $   49,621      $   48,495
  Mortgage securities available-for-sale, pledged...........      51,228          32,269
                                                              ----------      ----------
                                                                 100,849          80,764
Residential Retained Loan Portfolio:
  Mortgage loans held-for-investment........................   1,067,295       1,124,339
  Mortgage loans held-for-sale..............................         372             531
  Mortgage loans held-for-sale, pledged.....................       4,152           6,127
                                                              ----------      ----------
                                                               1,071,819       1,130,997
Investment Portfolio:
  Mortgage securities trading...............................      58,647          57,450
  Mortgage securities trading, pledged......................     926,575         702,162
  Mortgage securities available-for-sale....................      14,188           5,163
  Mortgage securities available-for-sale, pledged...........       1,202              --
                                                              ----------      ----------
                                                               1,000,612         764,775
Commercial Retained Loan Portfolio:
  Mortgage loans held-for-investment........................      24,059           5,177
  Mortgage loans held-for-investment, pledged...............      13,275          17,717
  Mortgage loans held-for-sale..............................         782          14,325
  Mortgage loans held-for-sale, pledged.....................      31,961          19,950
                                                              ----------      ----------
                                                                  70,077          57,169
Cash and cash equivalents...................................      14,477          15,483
Restricted cash.............................................       5,161           5,240
Interest rate agreements....................................          77              66
Accrued interest receivable.................................      15,263          15,797
Principal receivable........................................       5,437           7,986
Investment in RWT Holdings, Inc.............................          --           1,899
Other assets................................................       2,137           1,939
                                                              ----------      ----------
         Total Assets.......................................  $2,285,909      $2,082,115
                                                              ==========      ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term debt.............................................  $  992,597      $  756,222
Long-term debt, net.........................................   1,056,212       1,095,835
Accrued interest payable....................................       4,743           5,657
Accrued expenses and other liabilities......................       5,555           4,180
Dividends payable...........................................       5,129           4,557
                                                              ----------      ----------
         Total Liabilities..................................   2,064,236       1,866,451
                                                              ----------      ----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74%
  Cumulative Convertible 902,068 shares authorized, issued
  and outstanding ($28,645 aggregate liquidation
  preference)...............................................      26,517          26,517
Common stock, par value $0.01 per share; 49,097,932 shares
  authorized; 8,896,838 and 8,809,500 issued and
  outstanding...............................................          89              88
Additional paid-in capital..................................     243,650         242,522
Accumulated other comprehensive income......................       2,559             (89)
Cumulative earnings.........................................      34,435          27,074
Cumulative distributions to stockholders....................     (85,577)        (80,448)
                                                              ----------      ----------
         Total Stockholders' Equity.........................     221,673         215,664
                                                              ----------      ----------
         Total Liabilities and Stockholders' Equity.........  $2,285,909      $2,082,115
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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Interest Income
  Net Investment In Residential Credit Enhancement
    Interests:
    Mortgage securities available-for-sale..................  $    2,642    $    1,615
  Residential Retained Loan Portfolio:
    Mortgage loans held-for-investment......................      19,742        17,218
    Mortgage loans held-for-sale............................         144         6,520
                                                              ----------    ----------
                                                                  19,886        23,738
  Investment Portfolio:
    Mortgage securities trading.............................      16,939        17,060
    Mortgage securities available-for-sale..................         109            --
                                                              ----------    ----------
                                                                  17,048        17,060
  Commercial Retained Loan Portfolio:
    Mortgage loans held-for-investment......................         607            --
    Mortgage loans held-for-sale............................       1,326           211
                                                              ----------    ----------
                                                                   1,933           211
  Cash and cash equivalents.................................         312           314
                                                              ----------    ----------
  Total interest income.....................................      41,821        42,938
Interest Expense
  Short-term debt...........................................     (13,444)      (19,164)
  Long-term debt............................................     (17,838)      (15,359)
                                                              ----------    ----------
  Total interest expense....................................     (31,282)      (34,523)
  Net interest rate agreements expense......................        (131)         (408)
  Provision for credit losses on residential mortgage loans
    held-for-investment.....................................        (184)         (119)
                                                              ----------    ----------
  Net Interest Income After Provision For Credit Losses.....      10,224         7,888
  Net unrealized and realized market value gains (losses)
    Loans and securities....................................       3,132        (1,077)
    Interest rate agreements................................        (491)         (147)
                                                              ----------    ----------
    Total net unrealized and realized market value gains
     (losses)...............................................       2,641        (1,224)
  Operating expenses........................................      (3,136)       (2,147)
  Other income..............................................          --            15
  Equity in losses of RWT Holdings, Inc.....................          --          (568)
                                                              ----------    ----------
  Net income before preferred dividend and change in
    accounting principle....................................       9,729         3,964
  Less dividends on Class B preferred stock.................        (681)         (681)
                                                              ----------    ----------
  Net income before change in accounting principle..........       9,048         3,283
  Cumulative effect of adopting EITF 99-20 (See Note 2).....      (2,368)           --
                                                              ----------    ----------
  Net Income Available to Common Stockholders...............  $    6,680    $    3,283
                                                              ==========    ==========
Earnings per Share:
  Basic Earnings Per Share:
    Net income before change in accounting principle........  $     1.02    $     0.37
    Cumulative effect of adopting EITF 99-20................  $    (0.26)   $       --
    Net income..............................................  $     0.76    $     0.37
  Diluted Earnings Per Share:
    Net income before change in accounting principle........  $     1.00    $     0.37
    Cumulative effect of adopting EITF 99-20................  $    (0.26)   $       --
    Net income..............................................  $     0.74    $     0.37
Weighted average shares of common stock and common stock
  equivalents:
  Basic.....................................................   8,838,964     8,785,017
  Diluted...................................................   9,065,221     8,844,606

  The accompanying notes are an integral part of these consolidated financial statements.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                      CLASS B                                           ACCUMULATED
                                  PREFERRED STOCK       COMMON STOCK      ADDITIONAL       OTHER
                                  ----------------   ------------------    PAID-IN     COMPREHENSIVE   CUMULATIVE
                                  SHARES    AMOUNT    SHARES     AMOUNT    CAPITAL        INCOME        EARNINGS
                                  -------   ------   ---------   ------   ----------   -------------   ----------
Balance, December 31, 2000......  902,068   26,517   8,809,500     88      242,522           (89)        27,074
                                  -------   ------   ---------     --      -------         -----         ------
Comprehensive income:
  Net income before preferred
    dividend....................                                                                          7,361
  Reclassification adjustment
    due to adoption of EITF
    99-20.......................       --      --           --     --           --         2,368             --
  Net unrealized loss on assets
    available-for-sale..........       --      --           --     --           --           280             --
  Total comprehensive income....       --      --           --     --           --            --             --
Issuance of common stock........       --      --       87,338      1        1,128            --             --
Dividends declared:
  Preferred.....................       --      --           --     --           --            --             --
  Common........................       --      --           --     --           --            --             --
                                  -------   ------   ---------     --      -------         -----         ------
Balance, March 31, 2001.........  902,068   26,517   8,896,838     89      243,650         2,559         34,435
                                  =======   ======   =========     ==      =======         =====         ======


                                     CUMULATIVE
                                  DISTRIBUTIONS TO
                                    STOCKHOLDERS      TOTAL
                                  ----------------   -------
Balance, December 31, 2000......      (80,448)       215,664
                                      -------        -------
Comprehensive income:
  Net income before preferred
    dividend....................                       7,361
  Reclassification adjustment
    due to adoption of EITF
    99-20.......................           --          2,368
  Net unrealized loss on assets
    available-for-sale..........           --            280
                                                     -------
  Total comprehensive income....           --         10,009
Issuance of common stock........           --          1,129
Dividends declared:
  Preferred.....................         (681)          (681)
  Common........................       (4,448)        (4,448)
                                      -------        -------
Balance, March 31, 2001.........      (85,577)       221,673
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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Cash Flows From Operating Activities:
  Net income available to common stockholders before
    preferred dividend......................................  $   7,361    $   3,964
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................      1,291        1,131
    Provision for credit losses.............................        184          119
    Non-cash stock compensation.............................        143           --
    Equity in losses of RWT Holdings, Inc. .................         --          568
    Net unrealized and realized market value (gains)
     losses.................................................     (2,641)       1,224
    Cumulative effect of adopting EITF 99-20................      2,368           --
    Purchases of mortgage loans held-for-sale...............         --      (25,734)
    Proceeds from sales of mortgage loans held-for-sale.....        238      405,616
    Principal payments on mortgage loans held-for-sale......      1,934       14,287
    Purchases of mortgage securities trading................   (296,907)    (165,264)
    Proceeds from sales of mortgage securities trading......      7,963       49,372
    Principal payments on mortgage securities trading.......     65,726       56,789
    Net (purchases) sales of interest rate agreements.......       (658)         117
    Decrease (increase) in accrued interest receivable......        534       (1,676)
    Decrease (increase) in principal receivable.............      2,549         (838)
    Decrease (increase) in other assets.....................        913       (1,896)
    (Decrease) increase in accrued interest payable.........       (914)         253
    Increase (decrease) in accrued expenses and other
     liabilities............................................      1,375          451
                                                              ---------    ---------
         Net cash (used in) provided by operating
         activities.........................................   (208,542)     338,483
                                                              ---------    ---------
Cash Flows From Investing Activities:
  Net assets acquired in purchase of RWT Holdings, Inc.
    common stock............................................        (19)          --
  Purchases of mortgage loans held-for-investment...........         --     (384,328)
  Proceeds from sales of mortgage loans
    held-for-investment.....................................      1,660           --
  Principal payments on mortgage loans
    held-for-investment.....................................     60,779       35,876
  Purchases of mortgage securities available-for-sale.......    (33,814)      (9,151)
  Proceeds from sales of mortgage securities
    available-for-sale......................................      3,034           --
  Principal payments on mortgage securities
    available-for-sale......................................      1,022          306
  Net decrease in restricted cash...........................         79        2,939
  Loans to RWT Holdings, Inc., net of repayments............         --        5,100
  Increase in receivable from RWT Holdings, Inc.............         --         (101)
                                                              ---------    ---------
         Net cash provided by (used in) investing
         activities.........................................     32,741     (349,359)
                                                              ---------    ---------
Cash Flows From Financing Activities:
  Net borrowings (repayments) on short-term debt............    218,175     (331,160)
  Proceeds from issuance of long-term debt..................     16,948      375,844
  Repayments on long-term debt..............................    (56,756)     (38,318)
  Net proceeds from issuance of common stock................        986           45
  Dividends paid............................................     (4,557)      (2,877)
                                                              ---------    ---------
         Net cash provided by financing activities..........    174,795        3,534
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................     (1,006)      (7,342)
Cash and cash equivalents at beginning of period............     15,483       19,881
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  14,477    $  12,539
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $  32,330    $  34,270
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

NOTE 1. THE COMPANY

     Redwood Trust, Inc. ("Redwood Trust") was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation ("Sequoia"), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. ("Holdings"), a taxable affiliate of Redwood Trust, during the first quarter of 1998. On January 1, 2001, Redwood Trust acquired 100% of the voting common stock of Holdings and exchanged its preferred stock interest for additional voting common stock in Holdings. As a result of this transaction, Redwood Trust owns 100% of the voting common stock of Holdings and Holdings became a wholly-owned subsidiary of Redwood Trust on January 1, 2001. Subsequently, Holdings elected to become a taxable REIT subsidiary of Redwood Trust. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia, and Holdings.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements as of March 31, 2001 and 2000 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cashflows as of March 31, 2001 and 2000. These consolidated financial statements and notes thereto, are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the year ended December 31, 2001.

     The March 31, 2001 consolidated financial statements include the accounts of Redwood Trust, Sequoia and Holdings. The December 31, 2000 consolidated financial statements include the accounts of Redwood Trust and Sequoia, and Redwood Trust's equity interest in Holdings. Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of the Residential Retained Loan Portfolio, are subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at March 31, 2001. Certain amounts for prior periods have been reclassified to conform to the March 31, 2001 presentation.

     During March 1998, the Company acquired an equity interest in Holdings. Prior to January 1, 2001, the Company owned all of the preferred stock and had a non-voting, 99% economic interest in Holdings. The Company accounted for its investment in Holdings under the equity method. Under this method, original equity investments in Holdings were recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received. On January 1, 2001, the Company acquired 100% of the voting

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

common stock of Holdings for $300,000 in cash consideration from two officers of Holdings, and Holdings became a wholly-owned consolidated subsidiary of the Company. This transaction did not have a material effect on the consolidated financial statements of the Company.

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

     Reserve for Credit Losses. A reserve for credit losses for the residential retained loan portfolio is maintained at a level deemed appropriate by management to provide for known losses, as well as potential losses inherent in these mortgage loans. The reserve is based upon management's assessment of various factors affecting its residential mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. The Company's actual credit losses may differ from those estimates used to establish the reserve. Reserves may also be established if and when deemed necessary for the commercial retained loan portfolio. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

     Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the underlying collateral. At March 31, 2001 and December 31, 2000, there were no impaired mortgage loans.

ADOPTION OF SFAS NO. 133

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 1998 and has elected to not seek hedge accounting for any of it's interest rate agreements.

ADOPTION OF EITF 99-20

     During 1999, the Emerging Issues Task Force ("EITF") issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement.

     The Company adopted the provisions of EITF 99-20 effective January 1, 2001. At that date, the Company held certain beneficial interests in which the fair value had declined below their carrying value and current projections of cash flows were less than cash flows anticipated at acquisition. Accordingly, the Company recorded a $2.4 million charge through the Statement of Operations as a cumulative effect of a change in accounting principle for certain mark-to-market adjustments on these beneficial interests that had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders' Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company's balance sheet and stockholders' equity accounts, there was no change in book value upon adoption. Any subsequent income statement adjustments under the provisions of EITF 99-20 will be recognized as mark-to-market adjustments under "Realized and unrealized gain or loss on assets."

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

  Mortgage Loans: Held-for-Sale

     Mortgage loans held-for-sale (residential and commercial) are carried at the lower of original cost or aggregate market value ("LOCOM"). Realized and unrealized gains and losses on these loans are recognized in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. Real estate owned ("REO") assets of the Company are also presented as "Mortgage loans held-for-sale."

     Some of the commercial mortgage loans held by the Company are committed for sale by the Company to Holdings, or a subsidiary of Holdings, under Master Forward Commitment Agreements at December 31,

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

2000. As forward commitment agreements were entered into on the same date that the Company committed to purchase the loans, the price under the forward commitment is the same as the price that the Company paid for the mortgage loans, as established by the external market. Fair value is therefore equal to the commitment price, which is the carrying value of the mortgage loans. Accordingly, no gain or loss is recognized on the subsequent sales of these mortgage loans to Holdings or subsidiaries of Holdings.

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

     Unrealized losses on mortgage securities classified as available-for-sale that are considered other-than-temporary, are recognized in income and the carrying value of the mortgage security is adjusted. Under the provisions of EITF 99-20, other-than-temporary unrealized losses are based on various factors affecting the expected cash flow from the mortgage securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool or an other-than-temporary change in the prepayment characteristics of the underlying collateral.

     Interest income on mortgage securities available-for-sale is calculated using the effective yield method based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates, and may also vary depending on the mix of first, second and third loss positions the Company holds. As the Company purchases these securities, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company's original expectations, the Company may take a charge to write down the basis in the security. If future credit losses are less than the Company's original estimate, the yield over the remaining life of the security may be adjusted.

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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

INTEREST RATE AGREEMENTS

     The Company maintains an overall interest-rate risk-management strategy that may incorporate the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings that may be caused by interest-rate volatility. Interest rate agreements the Company may use as part of its interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, forward sales of fixed-rate Agency mortgage securities ("MBS"), and options on forward purchases or sales of MBS (collectively "Interest Rate Agreements"). On the date an Interest Rate Agreement is entered into, the Company designates the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) held for trading ("trading" instruments). Since the Company's adoption of SFAS No. 133 in 1998, the Company has elected not to seek hedge accounting for its Interest Rate Agreements. Accordingly, such instruments are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

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

INCOME TAXES

     The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code (the "Code") and the corresponding provisions of State law. In order to qualify as a REIT, the Company must annually distribute at least 90% of its taxable income to stockholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or State income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

     Under the Code, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such year, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Therefore, the dividends declared in the fourth quarter 2000, which were paid in January 2001, are considered taxable income to stockholders in 2000, the year declared. All 2000 dividends were ordinary income to the Company's preferred and common stockholders.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

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

NET INCOME PER SHARE

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

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
NUMERATOR:
Numerator for basic and diluted earnings per share --
  Net income before preferred dividend and change in
     accounting principle...................................  $    9,729    $    3,964
  Cash dividends on Class B preferred stock.................        (681)         (681)
                                                              ----------    ----------
  Net income before change in accounting principle..........       9,048         3,283
  Cumulative effect of adopting EITF 99-20..................      (2,368)           --
                                                              ----------    ----------
  Basic and Diluted EPS -- Net income available to common
     stockholders...........................................  $    6,680    $    3,283
                                                              ==========    ==========
DENOMINATOR:
Denominator for basic earnings per share
  Weighted average number of common shares outstanding
     during the period......................................   8,838,964     8,785,017
  Net effect of dilutive stock options......................     226,257        59,589
                                                              ----------    ----------
Denominator for diluted earnings per share..................   9,065,221     8,844,606
                                                              ==========    ==========
BASIC EARNINGS PER SHARE:
Net income before change in accounting principle............  $     1.02    $     0.37
Cumulative effect of adopting EITF 99-20....................       (0.26)           --
                                                              ----------    ----------
Net income per share........................................  $     0.76    $     0.37
                                                              ==========    ==========
DILUTED EARNINGS PER SHARE:
Net income before change in accounting principle............  $     1.00    $     0.37
Cumulative effect of adopting EITF 99-20....................       (0.26)           --
                                                              ----------    ----------
Net income per share........................................  $     0.74    $     0.37
                                                              ==========    ==========

     At March 31, 2001, the number of common equivalent shares issued by the Company that were anti-dilutive totaled 743,143 and were not included in the calculation of diluted earnings per share.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

COMPREHENSIVE INCOME

     Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At March 31, 2001 and December 31, 2000, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

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

     In September 2000, FASB issued Statement of Financial Accounting Standards ("FAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 140 replaces FAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets, and requires certain new disclosures, while carrying over most of FAS No. 125's provisions. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the disclosure requirements of FAS No. 140 effective December 31, 2000.

NOTE 3. MORTGAGE ASSETS

     At March 31, 2001 and December 31, 2000, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgage loans on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

     At March 31, 2001 and December 31, 2000, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 7.42% and 8.01%, respectively, based on the reported cost of the assets. At March 31, 2001, 80% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 14% were hybrid mortgages, and 6% were fixed-rate mortgages. At December 31, 2000, 79% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 4% were fixed-rate mortgages. At March 31, 2001 and December 31, 2000, the coupons on 61% and 59% of the adjustable-rate Mortgage Assets were limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year), respectively. The majority of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At March 31, 2001 and December 31, 2000, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.64% and 11.43%, respectively.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

     At March 31, 2001 and December 31, 2000, Mortgage Assets consisted of the following:

NET INVESTMENT IN RESIDENTIAL CREDIT ENHANCEMENT INTERESTS

                                                              MARCH 31, 2001        DECEMBER 31, 2000
                                                            MORTGAGE SECURITIES    MORTGAGE SECURITIES
                                                            AVAILABLE-FOR-SALE     AVAILABLE-FOR-SALE
                                                            -------------------    -------------------
                                                                          (IN THOUSANDS)
Current Face..............................................       $155,233               $124,878
Unamortized Discount......................................        (21,137)               (16,883)
Portion Of Discount Designated As A Credit Reserve........        (35,722)               (27,052)
                                                                 --------               --------
Amortized Cost............................................         98,374                 80,943
Gross Unrealized Gains....................................          3,416                  2,646
Gross Unrealized Losses...................................           (941)                (2,825)
                                                                 --------               --------
Carrying Value............................................       $100,849               $ 80,764
                                                                 ========               ========

     As the Company purchases residential credit enhancement interests, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company's original expectations, the Company may take a charge to write down the basis in the security. If future credit losses are less than the Company's original estimate, the yield over the remaining life of the security may be adjusted. At March 31, 2001 and December 31, 2000, the Company designated $35.7 million and $27.1 million as a credit reserve on its residential credit enhancement interests, respectively.

     The Company adopted the provisions of EITF 99-20 on January 1, 2001, and recorded a $2.4 million charge through the Statement of Operations as a cumulative effect of a change in accounting principle for certain mark-to-market adjustments that had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders' Equity. Since this was a reclassification of declines in market values that had previously been recognized in the Company's balance sheet and stockholders' equity accounts, there was no change in book value upon adoption. Any subsequent income statement adjustments under the provisions of EITF 99-20 will be recognized as mark-to-market adjustments under "Realized and unrealized gain or loss on assets." The gains and losses on the sales of mortgage securities available-for-sale are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

RESIDENTIAL RETAINED LOAN PORTFOLIO

                                           MARCH 31, 2001                       DECEMBER 31, 2000
                                 -----------------------------------   -----------------------------------
                                 HELD-FOR-   HELD-FOR-                 HELD-FOR-   HELD-FOR-
                                   SALE      INVESTMENT     TOTAL        SALE      INVESTMENT     TOTAL
                                 ---------   ----------   ----------   ---------   ----------   ----------
                                                              (IN THOUSANDS)
Current Face...................   $4,609     $1,059,024   $1,063,633    $6,784     $1,115,386   $1,122,170
Unamortized Discount...........      (85)            --          (85)     (126)            --         (126)
Unamortized Premium............       --         13,239       13,239        --         13,767       13,767
                                  ------     ----------   ----------    ------     ----------   ----------
Amortized Cost.................    4,524      1,072,263    1,076,787     6,658      1,129,153    1,135,811
Reserve for Credit Losses......       --         (4,968)      (4,968)       --         (4,814)      (4,814)
                                  ------     ----------   ----------    ------     ----------   ----------
Carrying Value.................   $4,524     $1,067,295   $1,071,819    $6,658     $1,124,339   $1,130,997
                                  ======     ==========   ==========    ======     ==========   ==========

     The Company recognized losses of $0.1 million during the three months ended March 31, 2000 as a result of LOCOM adjustments on residential mortgage loans held-for-sale. No such losses were recorded during the

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

three months ended March 31, 2001. During the three months ended March 31, 2000, the Company sold to Holdings residential mortgage loans held-for-sale for proceeds of $380.5 million, resulting in no net gain or loss. These assets were subsequently transferred to Sequoia during the three months ended March 31, 2000, and are classified as part of Mortgage Loans Held-For-Investment and are Bond Collateral for Long-Term Debt (see Note 8).

INVESTMENT PORTFOLIO

                                         MARCH 31, 2001                              DECEMBER 31, 2000
                          --------------------------------------------   ------------------------------------------
                           MORTGAGE         MORTGAGE                      MORTGAGE         MORTGAGE
                          SECURITIES       SECURITIES                    SECURITIES       SECURITIES
                           TRADING     AVAILABLE-FOR-SALE     TOTAL       TRADING     AVAILABLE-FOR-SALE    TOTAL
                          ----------   ------------------   ----------   ----------   ------------------   --------
                                                               (IN THOUSANDS)
Current Face............   $974,430         $13,040         $  987,470    $751,449          $5,500         $756,949
Unamortized Discount....       (165)           (314)              (479)       (388)           (427)            (815)
Unamortized Premium.....     10,957           2,580             13,537       8,551              --            8,551
                           --------         -------         ----------    --------          ------         --------
Unamortized Cost........    985,222          15,306          1,000,528     759,612           5,073          764,685
Gross Unrealized
  Gains.................         --              91                 91          --             105              105
Gross Unrealized
  Losses................         --              (7)                (7)         --             (15)             (15)
                           --------         -------         ----------    --------          ------         --------
Carrying Value..........   $985,222         $15,390         $1,000,612    $759,612          $5,163         $764,775
                           ========         =======         ==========    ========          ======         ========
Agency..................   $488,735              --         $  488,735    $521,204              --         $521,204
Non-Agency..............    496,487          15,390            511,877     238,408           5,163          243,571
                           --------         -------         ----------    --------          ------         --------
Carrying Value..........   $985,222         $15,390         $1,000,612    $759,612          $5,163         $764,775
                           ========         =======         ==========    ========          ======         ========

     For the three months ended March 31, 2001 and 2000, the Company recognized a market value gain of $0.7 million and a market value loss of $0.9 million on mortgage securities classified as trading, respectively. During the three months ended March 31, 2001 and 2000, the Company sold mortgage securities classified as trading for proceeds of $8.0 million and $49.0 million, respectively. During the three months ended March 31, 2001, the Company sold mortgage securities classified as available-for-sale for proceeds of $3.0 million, resulting in a net gain of $0.1 million. No such sales were made during the first quarter of 2000. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

COMMERCIAL RETAINED LOAN PORTFOLIO

                                                  MARCH 31, 2001                    DECEMBER 31, 2000
                                         --------------------------------   ---------------------------------
                                         HELD-FOR-   HELD-FOR-              HELD-FOR-    HELD-FOR-
                                           SALE      INVESTMENT    TOTAL       SALE      INVESTMENT    TOTAL
                                         ---------   ----------   -------   ----------   ----------   -------
                                                                    (IN THOUSANDS)
Current Face...........................   $33,557     $37,694     $71,251    $34,275      $23,425     $57,700
Unamortized Discount...................      (814)       (360)     (1,174)        --         (531)       (531)
                                          -------     -------     -------    -------      -------     -------
Carrying Value.........................   $32,743     $37,334     $70,077    $34,275      $22,894     $57,169
                                          =======     =======     =======    =======      =======     =======

     The Company sold a commercial mortgage loan for sales proceeds of $1.7 million during the three months ending March 31, 2001, resulting in no net gain or loss on the sale. No such sales occurred during the three months ended March 31, 2000.

     During the three months ended March 31, 2000, Redwood Trust sold commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, for proceeds of $8.4 million. Pursuant to

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

Master Forward Commitment Agreements, all commercial mortgage loans purchased by Redwood Trust were sold to RCF at the same price for which the Redwood Trust acquires the commercial mortgage loans (see Note 12). While Master Forward Sales Agreements are still in place, such activity is not reflected in the March 31, 2001 consolidated financial statements. Accordingly, there were no LOCOM adjustments or gains on sales related to commercial mortgage loans sold to RCF during the three months ended March 31, 2001 and 2000.

NOTE 4. RESERVE FOR CREDIT LOSSES

     The Reserve for Credit Losses on Residential Mortgage Loans
Held-For-Investment is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses on Residential Mortgage Loans Held-For-Investment activity:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              2001       2000
                                                             -------    -------
                                                               (IN THOUSANDS)
Balance at beginning of period.............................  $4,814     $4,125
Provision for credit losses................................     184        119
Charge-offs................................................     (30)        --
                                                             ------     ------
Balance at end of period...................................  $4,968     $4,244
                                                             ======     ======

     There is no reserve for credit losses at March 31, 2001 or December 31, 2000 for the commercial retained mortgage loan held-for-investment portfolio.

NOTE 5. COLLATERAL FOR LONG-TERM DEBT

     The Company has collateral as security for Long-Term Debt issued in the form of collateralized mortgage bonds ("Bond Collateral") and certain commercial mortgage loans held-for-investment. The Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The Company's exposure to loss on the Bond Collateral and certain commercial mortgage loans is limited to its net investment, as the Long-Term Debt is non-recourse to the Company.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

     The components of the collateral for the Company's long-term debt are summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                          2001          2000
                                                       ----------   ------------
                                                            (IN THOUSANDS)
Residential Mortgage Loans:
  Residential Retained Loan Portfolio
     Held-For-Sale...................................  $      155    $      315
  Residential Retained Loan Portfolio
     Held-For-Investment.............................   1,067,295     1,124,339
Restricted cash......................................       2,770         3,729
Accrued interest receivable..........................       5,995         7,010
                                                       ----------    ----------
Total Residential Collateral.........................  $1,076,215    $1,135,393
Commercial Mortgage Loans Held-For-Investment........  $   20,526    $       --
                                                       ----------    ----------
Total Long-Term Debt Collateral......................  $1,096,741    $1,135,393
                                                       ==========    ==========

     For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

NOTE 6. INTEREST RATE AGREEMENTS

     The Company reports its Interest Rate Agreements at fair value, and has not elected to obtain hedge accounting treatment on any of its Interest Rate Agreements.

     During the three months ended March 31, 2001 and 2000, the Company recognized net market value losses of $0.5 million and $0.1 million on Interest Rate Agreements. The market value gains are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

     The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties.

                                          NOTIONAL AMOUNTS              CREDIT EXPOSURE
                                     --------------------------    -------------------------
                                     MARCH 31,     DECEMBER 31,    MARCH 31,    DECEMBER 31,
                                        2001           2000          2001           2000
                                     ----------    ------------    ---------    ------------
                                                         (IN THOUSANDS)
Interest Rate Options
  Purchased........................  $1,385,800     $1,490,300          --             --
  Sold.............................       3,500             --          --             --
Interest Rate Swaps................      55,000          5,000      $4,771         $2,814
Interest Rate Futures and
  Forwards.........................     147,000        506,600         705            948
                                     ----------     ----------      ------         ------
Total..............................  $1,591,300     $2,001,900      $5,476         $3,762
                                     ==========     ==========      ======         ======

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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

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

     At March 31, 2001, the Company had $1.0 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 5.28% and a weighted-average remaining maturity of 170 days. This debt was collateralized with $1.0 billion of Mortgage Assets. At December 31, 2000, the Company had $0.8 billion of

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

Short-Term Debt outstanding with a weighted-average borrowing rate of 6.85% and a weighted-average remaining maturity of 122 days. This debt was collateralized with $0.8 billion of Mortgage Assets.

     At March 31, 2001 and December 31, 2000, the Short-Term Debt had the following remaining maturities:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Within 30 days.......................................  $ 89,033       $100,885
31 to 90 days........................................   255,013        268,867
Over 90 days.........................................   648,551        386,470
                                                       --------       --------
Total Short-Term Debt................................  $992,597       $756,222
                                                       ========       ========

     For the three months ended March 31, 2001 and 2000, the average balance of Short-Term Debt was $0.9 billion and $1.2 billion with a weighted-average interest cost of 5.91% and 6.25%, respectively. The maximum balance outstanding during the three months ended March 31, 2001 and 2000, was $1.0 billion and $1.3 billion, respectively. The Company met all of it debt covenants for its short-term borrowing arrangements and credit facilities during the three months ended March 31, 2001 and 2000.

     In addition to the committed facilities listed below, the Company has uncommitted facilities with credit lines in excess of $4 billion at March 31, 2001. It is the intention of the Company's management to renew committed and uncommitted facilities, if and as needed.

     In March 2000, the Company entered into a $50 million committed revolving mortgage warehousing credit facility. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was extended through August 2001 and was increased to $70 million. At March 31, 2001, the Company had borrowings under this facility of $34.2 million. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may extend beyond the expiration date of the facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At March 31, 2001, the weighted average borrowing rate under this facility was 7.01%. This committed facility expires in August 2001.

     In July 2000, the Company renewed for one year, a $30 million committed master loan and security agreement with a Wall Street Firm. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was increased to $50 million. At March 31, 2001, the Company had borrowings under this facility of $7.2 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At March 31, 2001, the weighted average borrowing rate under this facility was 6.66%. This committed facility expires in July 2001.

     In September 2000, the Company entered into two separate $30 million committed master repurchase agreements with a bank and a Wall Street Firm. These facilities are intended to finance residential mortgage-backed securities with lower than investment grade ratings. At March 31, 2001, the Company had borrowings under these facilities of $30.6 million. Borrowings under these facilities bear interest based on a specified margin over LIBOR. At March 31, 2001, the weighted average borrowing rate under these facilities was 5.98%. These committed facilities expire in September 2001.

     In October 2000, the Company entered into a $20 million committed master repurchase agreement with a Wall Street Firm. This facility is intended to finance residential mortgage-backed securities with lower than investment grade ratings. At March 31, 2001, the Company had borrowings under this facility of $14.4 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At March 31, 2001, the

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

weighted average borrowing rate under this facility was 6.25%. This committed facility expires in October 2001.

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

     For the three months ended March 31, 2001 and 2000, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.65% and 6.32%, respectively. At March 31, 2001 and 2000, accrued interest payable on Long-Term Debt was $2.6 million and $3.5 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets. For the three months ended March 31, 2001 and 2000, the average balance of Long-Term Debt was $1.1 billion and $1.0 billion, respectively.

     The components of the Long-Term Debt at March 31, 2001 and December 31, 2000 along with selected other information are summarized below:

                                                MARCH 31,         DECEMBER 31,
                                                  2001                2000
                                              -------------      --------------
                                                       (IN THOUSANDS)
Residential Long-Term Debt..................  $   1,039,152      $    1,095,909
Commercial Long-Term Debt...................         16,948                  --
Unamortized premium on Long-Term Debt.......          2,934               3,045
Deferred bond issuance costs................         (2,822)             (3,119)
                                              -------------      --------------
          Total Long-Term Debt..............  $   1,056,212      $    1,095,835
                                              =============      ==============
Range of weighted-average interest rates, by
  series -- residential.....................  5.34% to 6.66%      6.35% to 7.20%
Stated residential maturities...............    2017 - 2029         2017 - 2029
Number of residential series................              4                   4
Weighted-average interest
  rates -- commercial.......................           8.58                  --
Stated commercial maturities................    2002 - 2003                  --
Number of commercial series.................              2                  --

NOTE 9. INCOME TAXES -- HOLDINGS

     The current provision for income taxes for Holdings for the three months ended March 31, 2001 and 2000 was $3,200. These amounts represent the minimum California franchise taxes. No additional tax provision has been recorded for the three months ended March 31, 2001 and 2000, as Holdings reported a loss in years prior to 2001, and did not recognize a significant amount of net income during the first three months of 2001. In addition, due to the uncertainty of realization of net operating losses, no deferred tax benefit has been

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at March 31, 2001 and December 31, 2000. At both March 31, 2001 and December 31, 2000, the deferred tax assets and associated valuation allowances were approximately $9.5 million. At both March 31, 2001 and December 31, 2000, Holdings had net operating loss carryforwards of approximately $24.6 million for federal tax purposes, and $11 million for state tax purposes. The federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2020, while the largest portion of the state loss carryforwards expire between 2003 and 2005.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying values and estimated fair values of the Company's financial instruments at March 31, 2001 and December 31, 2000.

                                             MARCH 31, 2001               DECEMBER 31, 2000
                                       ---------------------------   ---------------------------
                                       CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                       --------------   ----------   --------------   ----------
                                                            (IN THOUSANDS)
Assets
  Mortgage Loans
     Residential: held-for-sale......    $    4,524     $    4,524     $    6,658     $    6,658
     Residential:
       held-for-investment...........     1,067,295      1,056,838      1,124,339      1,113,389
     Commercial: held-for-sale.......        32,743         32,743         34,275         34,275
     Commercial:
       held-for-investment...........        37,334         37,334         22,894         22,894
  Mortgage Securities
     Residential: trading............       985,222        985,222        759,612        759,612
     Residential:
       available-for-sale............        15,390         15,390         85,927         85,927
  Interest Rate Agreements...........            77             77             66             66
  Investment in RWT Holdings, Inc....            --             --          1,899          1,989
Liabilities
  Short-Term Debt....................       992,597        992,597        756,222        756,222
  Long-Term Debt.....................     1,056,212      1,047,194      1,095,835      1,085,368

     The carrying values of all other balance sheet accounts as reflected in the consolidated financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 11. STOCKHOLDERS' EQUITY

Class B 9.74% Cumulative Convertible Preferred Stock

     On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. At both March 31, 2001 and December 31, 2000, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

     In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. The Company did not repurchase any shares of Preferred Stock during the three months ended March 31, 2001 and 2000. At March 31, 2001, there remained 142,550 shares available under the authorization for repurchase.

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

     The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. Of these shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At March 31, 2001 and December 31, 2000, 441,304 and 476,854 shares of Common Stock, respectively, were available for grant. At March 31, 2001, 28,000 shares of restricted stock had been granted. No restricted stock had been granted prior to December 31, 2000. At March 31, 2001 and December 31, 2000, 331,652 and 328,152 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted and restricted stock awarded under the Plan vest no earlier than ratably over a four-year period from the date of grant or award and all stock options granted expire within ten years after the date of grant.

     The Company has granted stock options that accrue and pay stock and cash DERs. This feature results in current operating expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its common dividends or the market price of the Common Stock increases, such operating expenses may increase. For the three months ended March 31, 2001 and 2000, the Company accrued cash and stock DER expenses of $1.0 million and $0.4 million, respectively. Stock DERs represent shares of stock which are issuable to holders of stock options when the holders exercise the underlying stock options. The number of stock DER shares accrued is based on the level of the Company's common stock dividends and on the price of the common stock on the related dividend payment date. At March 31, 2001 and December 31, 2000, there were 166,459 and 166,451 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued and paid based on the level of the Company's common stock dividend. At March 31, 2001 and December 31, 2000, there were 1,155,372 and 1,180,797 unexercised options with cash DERs under the Plan, respectively. At March 31, 2001 and December 31, 2000, there were 154,550 and 147,550 outstanding stock options that did not have DERs, respectively.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

     A summary of the status of the Company's Plan as of March 31 and changes during the three months ending on that date is presented below.

                                          MARCH 31, 2001                  MARCH 31, 2000
                                   ----------------------------    ----------------------------
                                               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                    SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                   ---------   ----------------    ---------   ----------------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Outstanding options at January
  1..............................  1,494,798        $22.32         1,713,836        $21.97
  Options granted................      4,000        $20.02            11,000        $12.55
  Options exercised..............    (25,967)       $14.00            (6,035)       $ 3.02
  Options canceled...............       (500)       $18.94          (144,225)       $14.04
  Dividend equivalent rights
     earned......................      4,050            --             3,556            --
                                   ---------                       ---------
Outstanding options at March
  31.............................  1,476,381        $22.40         1,578,132        $22.66
                                   =========                       =========

  Common Stock Repurchases

     Since September 1997, the Company's Board of Directors has approved the repurchase of 7,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company did not repurchase any shares of Common Stock during the three months ended March 31, 2001 and 2000. At March 31, 2001, there remained 1,000,000 shares available under the authorization for repurchase. Common stock previously repurchased has been returned to the Company's authorized but unissued shares of Common Stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     At March 31, 2001, the Company had entered into commitments to purchase $1.6 million of residential mortgage securities for settlement during April and May 2001.

     At March 31, 2001, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases is $3.0 million and is expected to be recognized as follows: 2001 -- $0.5 million; 2002 -- $0.6 million; 2003 -- $0.6 million; 2004 -- $0.6 million; 2005 -- $0.5 million; 2006 -- $0.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, among other things, credit results for our mortgage assets, our cash flows and liquidity, changes in interest rates and market values on our mortgage assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of mortgage assets and the credit status of borrowers, and the level of liquidity in the capital markets, as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in the Company's Form 10-K. Other factors not presently identified may also cause actual results to differ. We continuously update and revise our estimates based on actual conditions experienced. It is not practicable to publish all such revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements included above will continue to be accurate in the future.

     Throughout this Form 10-Q and other company documents, the words "believe", "expect", "anticipate", "intend", "aim", "will", and similar words identify "forward-looking" statements.

RESULTS OF OPERATIONS

  Consolidation of Financial Statements

     On January 1, 2001, Redwood Trust, Inc. ("Redwood") acquired 100% of the common stock of RWT Holdings, Inc., ("Holdings") equivalent to a 1% economic interest in Holdings. As a result, Redwood now presents the financial statements of Redwood and Holdings on a consolidated basis. Thus, assets and liabilities of Holdings now appear on our consolidated statements as assets and liabilities, instead of being netted against our equity investment in Holdings. In accordance with generally accepted accounting principles, the financial statements for prior years have not been restated to conform to the consolidated format to be used in 2001 and beyond.

  Earnings Summary

     Core earnings were $0.71 per share for the first quarter of 2001, an increase of 39% over first quarter of 2000 core earnings of $0.51 per share. Reported earnings per share for the first quarter of 2001 were $0.74, a 100% increase over the first quarter of 2000 reported earnings per share of $0.37. Reported earnings include mark-to-market adjustments.

     Our common stock dividend for the first quarter of 2001 was $0.50 per share. Book value per share rose from $21.47 to $21.94 during the quarter.

  Revenues Summary

     Revenues declined from $42.8 million in the first quarter of 2000 to $41.6 million in the first quarter of 2001. Although average earning assets yields increased from 7.25% to 7.72% with rising interest rates, our average balance of earning assets (as reported on-balance sheet) fell from $2.4 billion to $2.2 billion.

     In general, unless we increase our capital base, our revenues may continue to decline as we continue to shift our product mix towards our credit enhancement portfolio. If we continue with this change in product mix, our reported assets and revenues may continue to decline. However, we would also expect that borrowings and interest expenses would decline, and that the net result may be favorable over time.

TABLE 1
TOTAL INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                                                           RESIDENTIAL
                                                                            RETAINED
                                                                NET         PORTFOLIO     TOTAL
                                     AVERAGE                  PREMIUM        CREDIT      INTEREST   EARNING
                                     EARNING      COUPON    AMORTIZATION    PROVISION     INCOME     ASSET
                                      ASSETS      INCOME      EXPENSE        EXPENSE     REVENUES    YIELD
                                    ----------   --------   ------------   -----------   --------   -------
Q1: 2000..........................  $2,363,903   $ 43,460     $  (522)       $  (119)    $ 42,819    7.25%
Q2: 2000..........................   2,282,889     43,091          45           (128)      43,008    7.54%
Q3: 2000..........................   2,187,936     42,959      (1,040)          (240)      41,679    7.62%
Q4: 2000..........................   2,118,952     42,817        (818)          (244)      41,755    7.88%
Q1: 2001..........................   2,156,741     42,690        (869)          (184)      41,637    7.72%
1999..............................  $2,200,916   $152,472     $(5,162)       $(1,346)    $145,964    6.63%
2000..............................   2,237,956    172,327      (2,335)          (731)     169,261    7.56%

     We operate in the single business segment of real estate finance, with common staff and management, commingled financing arrangements, and flexible capital commitments. We allocate our staff and capital resources in a fluid manner to our real estate finance product lines as we seek the highest risk-adjusted returns.

     To provide a greater level of detail on our revenue trends, we discuss revenue and portfolio characteristics by product line below. The following discussion of our assets contains statistics that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers.

  Residential Credit Enhancement Portfolio

     The balance of loans that we credit enhance increased from $23 billion to $27 billion during the first quarter of 2001. These loans do not appear on our balance sheet; only our net investment in the credit enhancement interests for these loans appear on our balance sheet. Credit enhancement revenue increased to $2.7 million as our net investment in credit enhancement assets increased. We acquired $31 million principal value of credit enhancement assets in the first quarter of 2001 at a cost of $21 million. At March 31, 2001, the total principal value of our credit enhancement interests was $155 million. We acquired these interests at an adjusted cost of $101 million. Of the $54 million difference between principal value and amortized costs, $36 million is designated as credit reserve and $18 million is designated as a purchase discount to be amortized into income over time.

     We continue to establish what we believe to be an appropriate level of credit reserves upon acquisition of these assets. Should we experience better than projected future credit results, some of these credit reserves may be reduced, thereby positively affecting future yields on this portfolio. We expect solid growth in this portfolio in the second quarter of 2001. If favorable market conditions continue, we expect to pursue growth in this portfolio throughout the year.

     Our credit enhancement portfolio yield was 12.32% during the first quarter of 2001. The average yield on this portfolio has declined from 16.95% in the first quarter of 2000 due to acquisition of new assets for which we set up relatively large initial reserves and thus relatively low initial yields. Additionally, we have acquired an increased proportion of third loss interests that have lower yields than first or second loss interests due to their lower risk levels.

     In today's environment, accounting yields initially booked on these assets of 12% to 13% (after setting aside credit reserves) generally allow returns on equity capital employed before overhead of 14% to 15% after our modest use of leverage. Actual long-term returns on this capital could be lower or higher as a function of a number of factors, with the principal factor being future credit results. At March 31, 2001, we had set aside $36 million of credit reserves for these assets. If future credit results are satisfactory, we may not need all of these reserves. Should this be determined, we can then reverse some of these reserves into income over time, thus increasing our asset yields. Although we do expect material credit losses, it may be useful to note that our long-term return on equity before overhead from this current portfolio, assuming our modest use of leverage, expected prepayment rates, and so forth, could be as high as 20% to 23% in the event that there are no credit losses or credit losses are very minor. Thus, assuming credit losses are not greater than implied by our reserve levels, a reasonable expectation of long-term returns from this current portfolio might be 14% to 23% return on equity before overhead. However, achieving such returns is subject to many factors.

TABLE 2
CREDIT ENHANCEMENT PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                              AVERAGE                           NET         TOTAL
                        AVERAGE    AVERAGE      NET                           DISCOUNT     INTEREST
                       PRINCIPAL    CREDIT    DISCOUNT   AVERAGE   COUPON   AMORTIZATION    INCOME
                         VALUE     RESERVE    BALANCE     BASIS    INCOME      INCOME      REVENUES    YIELD
                       ---------   --------   --------   -------   ------   ------------   --------   -------
Q1: 2000.............  $ 56,439    $(11,567)  $ (6,758)  $38,114   $1,048      $  567       $1,615      16.95%
Q2: 2000.............    77,173     (16,361)    (7,654)   53,158    1,412         723        2,135      16.07%
Q3: 2000.............   100,857     (21,484)   (11,956)   67,417    1,928         356        2,284      13.55%
Q4: 2000.............   113,370     (24,596)   (12,514)   76,260    2,144         346        2,490      13.06%
Q1: 2001.............   135,471     (31,415)   (18,260)   85,796    2,516         126        2,642      12.33%
1999.................  $ 27,976    $ (6,816)  $ (2,891)  $18,269   $1,900      $2,302       $4,202      23.00%
2000.................    87,070     (18,527)    (9,734)   58,809    6,532       1,992        8,524      14.49%

     Credit losses for the entire $27 billion portfolio that we credit enhanced at March 31, 2001 declined in the first quarter of 2001 to $0.6 million from $1.5 million in the previous quarter. The annualized rate of credit loss was less than 1 basis point (0.01%) of the portfolio. Of this loss, $550,000 was borne by the external credit enhancements to our positions and $55,000 was incurred by us and charged against our internal reserves. At quarter-end, we had $86 million of external credit enhancements and $36 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on our $27 billion credit enhancement portfolio on a specific asset basis. It represents the principal value of first and second loss interests that are junior to us and are owned by others. Total reserves of $122 million represented 45 basis points (0.45%) of our credit enhancement portfolio. Reserves, credit protections, and risks are specific to each asset. Unlike general reserves, specific reserves cannot be reallocated to other assets.

     Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit enhancement portfolio increased from 0.23% at December 31, 2000 to 0.24% of the current balances at March 31, 2001. We expect delinquency and loss rates to increase from their current modest levels, given the weakening economy and the natural seasoning pattern of these loans.

TABLE 3
CREDIT ENHANCEMENT PORTFOLIO -- CREDIT RESULTS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                                                           ANNUALIZED
                                                                             TOTAL
                                                                             CREDIT      REDWOOD'S
                              UNDERLYING      DELINQUENCIES      TOTAL     LOSSES AS     SHARE OF
                               MORTGAGE      ---------------    CREDIT        % OF        CREDIT
                                 LOANS          $        %      LOSSES       LOANS        LOSSES
                              -----------    -------    ----    -------    ----------    ---------
Q1: 2000....................  $ 8,539,491    $49,731    0.58%   $  (813)      0.04%       $  (270)
Q2: 2000....................   20,925,931     45,999    0.22%    (1,537)      0.03%          (187)
Q3: 2000....................   21,609,785     58,102    0.27%      (590)      0.01%          (245)
Q4: 2000....................   22,633,860     51,709    0.23%    (1,568)      0.03%           (56)
Q1: 2001....................   27,081,361     63,893    0.24%      (605)      0.01%           (55)
1999........................  $ 6,376,571    $45,451    0.71%   $(3,141)      0.05%       $(1,146)
2000........................   22,633,860     51,709    0.23%    (4,508)      0.02%          (758)

     At March 31, 2001, we credit-enhanced over 77,000 loans with a total principal value of $27 billion. Of these, 61% were fixed-rate loans, 11% were hybrid loans (loans that become adjustable after a 3 to 10 year fixed rate period), and 28% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $351,700. We credit-enhanced 1,119 loans with principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $1.5 billion. Loans over $1 million were 1% of the total number of loans and 6% of the total balance of loans that we credit-enhanced at year-end.

     The geographic dispersion of our credit enhancement portfolio closely mirrors that of the jumbo residential market as a whole. At March 31, 2001, our loans were most concentrated in the following states: California 47%, New York 6%, New Jersey 4%, Texas 4%, and Massachusetts 4%. No other state had more than 3%.

     Most of the loans that we credit-enhance are seasoned. Generally, the credit risk for these loans is reduced as property values have appreciated and the loan balances have amortized. In effect, the current loan-to-value ratio for seasoned loans is often much reduced from the loan-to-value ratio at origination. Only 16% of the loans we credit enhanced at March 31, 2001 were originated in year 2000 or 2001.

     For loans in which a FICO credit score was obtained at origination and is available, the average FICO score for our credit enhancement portfolio was 733 at March 31, 2001. Borrowers with FICO scores over 720 comprised 61% of the portfolio, those with scores between 680 and 720 comprised 22%, those with scores between 620 and 680 comprised 15% and those with scores below 620 comprised 2% of our credit enhancement portfolio.

     Given housing appreciation and loan amortization, we estimate the average current effective LTV for the loans that we credit-enhance is 61%. Loans with loan-to-value ratios ("LTV") at origination in excess of 80% made up 10% of loan balances; we benefit from primary mortgage insurance ("PMI") on 99% of these loans. With this insurance, our effective LTV on these loans is substantially reduced. Our average effective LTV at origination (including the effect of PMI, pledged collateral, and other credit enhancements) was 70%.

     For the loans that we credit enhance where the property is in Northern California, (23% of the total portfolio), the average loan balance was $386,400, the average FICO score is 728, and the average LTV at origination was 71%. On average, these loans have 38 months of seasoning.

     For 24% of our loans where the properties are located in Southern California, the average loan balance was $376,200, the average FICO score was 722 and the average LTV at origination was 72%. These loans have 50 months of seasoning, on average.

TABLE 4
CREDIT ENHANCEMENT PORTFOLIO -- UNDERLYING COLLATERAL CHARACTERISTICS (ALL DOLLARS IN THOUSANDS)

                             MARCH          JUNE         SEPTEMBER      DECEMBER         MARCH
                              2000          2000           2000           2000           2001
                           ----------    -----------    -----------    -----------    -----------
Credit enhancement
  portfolio..............  $8,539,491    $20,925,931    $21,609,785    $22,633,860    $27,081,361
Credit enhanced loans....      26,934         59,779         61,756         63,675         77,011
Adjustable %.............           9%            36%            34%            35%            28%
Hybrid %.................          16%             3%             3%             7%            11%
Fixed %..................          75%            61%            63%            58%            61%
Face Value:
First loss position......  $   17,718    $    28,262    $    30,782    $    34,959    $    41,156
Second loss position.....      11,528         18,089         20,597         30,703         37,197
Third loss position......      31,632         49,280         54,793         59,216         76,880
Net Face Value...........      60,878         95,631        106,172        124,878        155,233
Net investment:
First loss position......  $    8,106    $     9,666    $    10,231    $    12,080    $    13,191
Second loss position.....       5,180         12,700         14,168         21,109         25,106
Third loss position......      23,708         36,527         41,719         47,575         62,552
Net Investment...........      36,994         58,893         66,118         80,764        100,849
Net Face Value...........  $   60,878    $    95,631    $   106,172    $   124,878    $   155,233
Internal Credit
  Reserves...............     (11,893)       (20,829)       (22,139)       (27,052)       (35,722)
Discount to be
  amortized..............     (11,991)       (15,909)       (17,915)       (17,062)       (18,662)
Net Investment...........      36,994         58,893         66,118         80,764        100,849
Internal Credit
  Reserves...............  $   11,893    $    20,829    $    22,139    $    27,052    $    35,722
External Credit
  Enhancement............      34,311         79,404         78,564         86,840         86,601
Total Credit
  Protection.............      46,204        100,233        100,703        113,892        122,323
As % of Portfolio........        0.54%          0.48%          0.47%          0.50%          0.45%
California %.............          37%            52%            50%            50%            47%
New York.................           9%             6%             6%             6%             6%
New Jersey...............           5%             3%             4%             4%             4%
Massachusetts............           5%             3%             3%             3%             4%
Texas....................           4%             3%             3%             3%             4%
Other states.............          40%            33%            34%            34%            35%

  Residential Retained Loan Portfolio

     Revenues declined in this portfolio over the last year, from $23.6 million in the first quarter of 2000 to $19.7 million in the first quarter of 2001. Yields rose during this time period due to rising interest rates, but the average balance of the portfolio was lower due to principal repayments. We are evaluating several acquisition opportunities and may add to this portfolio later in 2001. Otherwise, we would expect revenue to decline as yields decline along with short-term interest rates, and as the existing portfolio continues to pay off.

TABLE 5
RESIDENTIAL RETAINED PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                                              ANNUAL                   NET                     TOTAL
                        AVERAGE     AVERAGE NET   AVERAGE    MORTGAGE                PREMIUM       CREDIT     INTEREST
                       PRINCIPAL      PREMIUM     CREDIT    PREPAYMENT   COUPON    AMORTIZATION   PROVISION    INCOME
                        BALANCE       BALANCE     RESERVE   RATE (CPR)   INCOME      EXPENSE       EXPENSE    REVENUES   YIELD
                       ----------   -----------   -------   ----------   -------   ------------   ---------   --------   -----
Q1: 2000.............  $1,337,428     $16,061     $(4,187)      14%      $24,378     $  (640)      $  (119)   $23,619    7.00%
Q2: 2000.............   1,276,340      15,372      (4,290)      16%       23,648        (515)         (128)    23,005    7.15%
Q3: 2000.............   1,202,056      14,760      (4,454)      22%       23,118        (829)         (240)    22,049    7.27%
Q4: 2000.............   1,141,624      14,141      (4,696)      16%       22,316        (611)         (244)    21,461    7.46%
Q1: 2001.............   1,083,943      13,519      (4,895)      21%       20,371        (485)         (184)    19,702    7.21%

1999.................  $1,115,874     $13,895     $(3,505)      25%      $77,065     $(3,915)      $(1,346)   $71,804    6.38%
2000.................   1,238,993      15,080      (4,408)      17%       93,460      (2,595)         (731)    90,134    7.21%

     Credit losses were $30,000 in this portfolio in the first quarter of 2001 as we liquidated one Real Estate Owned property and experienced a 13% loss severity (the percentage of our loan balance that represents a loss upon liquidation, including all foregone interest). Our annualized loss rate was 1 basis point (0.01%) of current portfolio balances. We charged our $30,000 loss against our credit reserve for this portfolio, which ended the quarter at $5.0 million (0.46% of the portfolio). Delinquencies in this portfolio increased to 0.59% of the portfolio from 0.50% at the end of the previous quarter. We expect delinquencies and losses to increase from their current rates if the economy continues to weaken.

TABLE 6
RESIDENTIAL RETAINED PORTFOLIO -- CREDIT RESULTS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                       DELINQUENT     GROSS        LOSS        REALIZED            CREDIT              ENDING
                         LOANS       DEFAULTS    SEVERITY    CREDIT LOSSES    PROVISION EXPENSE    CREDIT RESERVE
                       ----------    --------    --------    -------------    -----------------    --------------
Q1: 2000.............    $5,338        $  0          0%          $  0              $  (119)            $4,244
Q2: 2000.............     4,968         450          9%           (42)                (128)             4,330
Q3: 2000.............     4,330           0          0%             0                 (240)             4,570
Q4: 2000.............     5,667           0          0%             0                 (244)             4,814
Q1: 2001.............     6,371         238         13%           (30)                (184)             4,968

1999.................    $4,635        $145          4%          $ (5)             $(1,346)            $4,125
2000.................     5,667         450          9%           (42)                (731)             4,814

     At March 31, 2001, we owned 3,433 residential loans with a total value of $1.1 billion. These were all "A" quality or "prime" quality loans at origination. Of these, 71% were adjustable rate loans and 29% were hybrid loans. Our hybrid loans have fixed rate coupons until December 2002, on average, and then will become adjustable rate loans. The average loan size was $312,100. We owned 78 loans with a loan balance over $1 million; the average size of these loans was $1.4 million. Loans with balances over $1 million made up 2% of the loans and 11% of the balances of our total retained loan portfolio. California loans were 24% of the total. All of the loans were originated in 1999 or earlier. Loans where the original loan balance exceeded 80% LTV made up 7% of loan balances; we benefit from PMI on 99% of these loans (serving to substantially lower our effective LTVs). Average effective LTV at origination for our residential retained portfolio (including the effect of PMI, pledged collateral, and other credit enhancements) was 71%. Given housing appreciation and loan amortization, we estimate the current effective LTV of our retained loan portfolio is less than 63%.

     We fund most of our residential retained loan portfolio through the issuance of long-term debt through our special purpose subsidiary, Sequoia Mortgage Funding Corporations ("Sequoia"). The financing is non-recourse to Redwood, and our exposure to these loans is limited to our investment in Sequoia, which, at March 31, 2001 was $35 million, or 3.2% of the loan balances. Residential mortgage loans that are included in this portfolio, but are funded by short-term borrowings, represent less than one percent of the total loans at

March 31, 2001. For these short-term funded loans, we set aside capital based on our internal risk adjusted capital guidelines that take into consideration characteristics of our loans and our financing facilities.

TABLE 7
RETAINED RESIDENTIAL PORTFOLIO -- LOAN CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                  MARCH          JUNE       SEPTEMBER      DECEMBER       MARCH
                                   2000          2000          2000          2000          2001
                                ----------    ----------    ----------    ----------    ----------
Book value....................  $1,330,674    $1,267,780    $1,186,799    $1,130,997    $1,071,819
Number of loans...............       4,207         4,021         3,804         3,633         3,433
Average loan size.............  $      316    $      315    $      312    $      311    $      312

Adjustable %..................          71%           71%           71%           71%           71%
Hybrid %......................          29%           29%           29%           29%           29%
Fixed %.......................           0%            0%            0%            0%            0%

Funded with short-term debt...           1%            1%            1%            1%            1%
Funded with long-term debt....          99%           99%           99%           99%           99%
Long-term debt................  $1,282,756    $1,227,546    $1,148,519    $1,095,835    $1,039,264
Net investment in Sequoia.....  $   42,437    $   40,659    $   38,803    $   37,166    $   34,982

California %..................          26%           25%           25%           25%           24%
Florida.......................           9%            9%            9%            9%            9%
New York......................           8%            8%            8%            8%            8%
New Jersey....................           5%            5%            5%            5%            5%
Texas.........................           5%            5%            5%            5%            5%
Georgia.......................           5%            5%            5%            5%            5%
Other states..................          42%           43%           43%           43%           44%

Year 2000 origination.........           0%            0%            0%            0%            0%
Year 1999 origination.........          19%           19%           19%           19%           18%
Year 1998 origination.........          32%           32%           32%           32%           32%
Year 1997 origination.........          37%           37%           37%           37%           38%
Year 1996 or earlier
  origination.................          12%           12%           12%           12%           12%

  Combined Residential Loan Portfolios

     The tables below show certain attributes of our residential credit enhancement portfolio and our residential retained loan portfolio on a combined basis.

TABLE 8
RESIDENTIAL LOAN PORTFOLIO -- CREDIT PROTECTION
(ALL DOLLARS IN THOUSANDS)

                       RESIDENTIAL   RESIDENTIAL                  REDWOOD'S                                 AS % OF
                         CREDIT       RETAINED        TOTAL      RESIDENTIAL    EXTERNAL       TOTAL         TOTAL
                       ENHANCEMENT      LOAN       RESIDENTIAL     CREDIT        CREDIT        CREDIT     RESIDENTIAL
                        PORTFOLIO     PORTFOLIO       LOANS        RESERVE     ENHANCEMENT   PROTECTION      LOANS
                       -----------   -----------   -----------   -----------   -----------   ----------   -----------
Q1: 2000.............  $ 8,539,491   $1,330,674    $ 9,870,165     $16,137       $34,310      $ 50,447       0.51%
Q2: 2000.............   20,925,931    1,267,780     22,193,711      25,159        79,403       104,563       0.47%
Q3: 2000.............   21,609,785    1,186,799     22,796,584      26,709        78,564       105,273       0.46%
Q4: 2000.............   22,633,860    1,130,997     23,764,857      31,866        86,840       118,706       0.50%
Q1: 2001.............   27,081,361    1,071,819     28,153,180      40,690        86,600       127,290       0.45%

1999.................  $ 6,376,571   $1,385,589    $ 7,762,160     $15,366       $26,111      $ 41,477       0.53%
2000.................   22,633,860    1,130,997     23,764,857      31,866        86,840       118,706       0.50%

TABLE 9
RESIDENTIAL LOAN PORTFOLIO -- CREDIT PERFORMANCE
(ALL DOLLARS IN THOUSANDS)

                                                                                 LOSSES                 AS % OF
                                                       AS % OF                     TO                    TOTAL
                          TOTAL                         TOTAL      REDWOOD'S    EXTERNAL     TOTAL    RESIDENTIAL
                       RESIDENTIAL                   RESIDENTIAL    CHARGE       CREDIT      CREDIT      LOANS
                          LOANS      DELINQUENCIES      LOANS        OFFS      ENHANCEMENT   LOSSES   (ANNUALIZED)
                       -----------   -------------   -----------   ---------   -----------   ------   ------------
Q1: 2000.............  $ 9,870,165      $55,069         0.56%       $  270       $  543      $  813       0.03%
Q2: 2000.............   22,193,711       50,967         0.23%          229        1,350       1,579       0.03%
Q3: 2000.............   22,796,584       62,432         0.27%          245          345         590       0.01%
Q4: 2000.............   23,764,857       57,376         0.24%           56        1,512       1,568       0.03%
Q1: 2001.............   28,153,180       70,264         0.25%           85          550         635       0.01%
1999.................  $ 7,762,160      $50,086         0.65%       $1,151       $1,995      $3,146       0.02%
2000.................   23,764,857       57,376         0.24%          800        3,750       4,550       0.02%

  Investment Portfolio

     We acquired $310 million of mortgage securities and sold $11 of million mortgage securities in our investment portfolio in the first quarter of 2001. This portfolio was smaller in size at $874 million average assets than it was a year ago at $944 million as principal pay downs and sales exceeded acquisitions. Although yields were higher with higher interest rates (7.71% versus 7.16%), revenues were flat due to the smaller portfolio. Although we may increase the size of our investment portfolio on a temporary basis if market conditions change or if we raise new equity capital, our longer-term plan is to reduce the role of the investment portfolio on our balance sheet. We expect yields on this portfolio to drop rapidly in the coming months due to declining interest rates and faster prepayment speeds.

TABLE 10
INVESTMENT PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                           AVERAGE    MORTGAGE                  NET         TOTAL
                                AVERAGE      NET     PREPAYMENT               PREMIUM      INTEREST
                                EARNING    PREMIUM     RATES      COUPON    AMORTIZATION    INCOME
                                 ASSETS    BALANCE     (CPR)      INCOME      EXPENSE      REVENUES   YIELD
                                --------   -------   ----------   -------   ------------   --------   -----
Q1: 2000......................  $944,301   $ 8,118       19%      $17,510     $  (450)     $17,060    7.16%
Q2: 2000......................   902,265     7,225       20%       17,362        (163)      17,199    7.56%
Q3: 2000......................   868,159     8,946       20%       17,278        (572)      16,706    7.62%
Q4: 2000......................   822,452     9,595       19%       16,832        (591)      16,241    7.81%
Q1: 2001......................   874,307    10,164       19%       17,634        (586)      17,048    7.71%
1999..........................  $999,972   $ 9,177       27%      $69,769     $(3,550)     $66,219    6.56%
2000..........................   884,081     8,475       20%       68,982      (1,776)      67,206    7.53%

     At March 31, 2001, we owned $1.0 billion of mortgage securities, an increase from $0.8 billion at December 31, 2000. Substantially all of these assets were rated AAA or AA. The majority of our investments were residential adjustable-rate or floating rate securities.

TABLE 11
INVESTMENT PORTFOLIO CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                             MARCH        JUNE     SEPTEMBER   DECEMBER     MARCH
                                RATING        2000        2000       2000        2000        2001
                              ----------   ----------   --------   ---------   --------   ----------
Agency Adjustable...........         AAA   $  665,201   $618,964   $624,918    $532,578   $  488,735
Agency CMO Floaters.........         AAA        6,193          0          0           0            0
Jumbo Adjustable............   AAA or AA      283,982    214,470    200,037     191,047      475,947
Jumbo Short Fixed CMOs......   AAA or AA       14,808     14,260     13,843           0            0
Home Equity Floaters........   AAA or AA       22,914     23,015     23,015      23,015       19,277
Home Equity Fixed...........  AAA to BBB       11,692     12,110     12,314      17,044       13,062
Interest-Only -- Residential...  AAA or AA         72        233        216         113           71
Interest-Only -- Commercial...  AAA or AA           0          0          0           0        2,534
CBO Equity..................     B or NR            0          0          0         978          986
Total Investment Portfolio..............   $1,004,862   $883,052   $874,343    $764,775   $1,000,612
Realized Credit Loses...................            0          0          0           0            0

  Commercial Retained Loan Portfolio

     The amount of commercial loans shown on our balance sheet increased in the first quarter of 2001 due to the consolidation of Holdings. However, our total combined commercial loan portfolio declined from $76 million to $70 million due to payoffs and sales. We are not adding to our commercial portfolio at this time, although we may acquire additional commercial assets later in the year. Unless we make additional acquisitions, portfolio balances should continue to decline.

TABLE 12
COMMERCIAL PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                          AVERAGE
                               AVERAGE      NET                 DISCOUNT      CREDIT      TOTAL
                              PRINCIPAL   DISCOUNT   COUPON   AMORTIZATION   PROVISION   INTEREST
                                VALUE     BALANCE    INCOME      INCOME       EXPENSE     INCOME    YIELD
                              ---------   --------   ------   ------------   ---------   --------   -----
Q1: 2000....................   $ 8,710    $   (13)   $  211       $ 0           $0        $  211     9.70%
Q2: 2000....................    15,418        (30)      393         0            0           393    10.21%
Q3: 2000....................    13,982       (265)      367         5            0           372    10.85%
Q4: 2000....................    38,020       (477)      987        39            0         1,026    10.93%
Q1: 2001....................    73,836     (1,208)    1,857        76            0         1,933    10.65%
1999........................   $11,151    $    (3)   $1,081       $ 0           $0        $1,081     9.69%
2000........................    19,071       (197)    1,958        44            0         2,002    10.61%

     To date, we have not experienced any delinquencies or credit losses in our commercial loan portfolio, nor do we anticipate any credit problems at this time. We have not established a general credit reserve for commercial loans. A slowing economy, and factors particular to each loan, could cause credit issues in the future. If this occurs, we may need to provide for future losses and create a specific credit reserve on an asset by asset basis for our commercial loans held for investment, or reduce the reported market value for our loans held for sale. Other factors may also affect the market value of these loans.

TABLE 13
COMMERCIAL PORTFOLIO LOAN CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                           MARCH      JUNE      SEPTEMBER    DECEMBER     MARCH
                                           2000       2000        2000         2000       2001
                                          -------    -------    ---------    --------    -------
Held at Redwood.........................  $16,865    $ 9,800     $32,308     $57,169         N/A
Held at Holdings........................   17,636     42,482      32,333      18,913         N/A
Total Commercial $......................   34,501     52,282      64,641      76,082      70,077
Number of Loans.........................       11         14          17          20          18
Average Loan Size.......................  $ 3,136    $ 3,734     $ 3,802     $ 3,804     $ 3,893
Serious Delinquency $...................        0          0           0           0           0
Serious Delinquency %...................        0%         0%          0%          0%          0%
Serious Delinquency %...................        0%         0%          0%          0%          0%
Realized Credit losses..................        0          0           0           0           0
California %............................       71%        61%         69%         73%         71%

  Interest Expense

     Interest expense declined over the last year, from $34.9 million in the first quarter of 2000 to $31.4 million in the first quarter of 2001, as we reduced our average borrowings from $2.2 billion to $2.0 billion. Our cost of funds was flat on a year over year basis but declined sharply in the first quarter of 2001 from the previous quarter as short-term interest rates declined.

TABLE 14
INTEREST EXPENSE
(ALL DOLLARS IN THOUSANDS)

                                      LONG      LONG                   SHORT      SHORT               TOTAL      TOTAL
                        AVERAGE       TERM      TERM      AVERAGE       TERM      TERM               INTEREST   COST OF
                          LONG        DEBT      DEBT       SHORT        DEBT      DEBT               EXPENSE     FUNDS
                          TERM      INTEREST   COST OF      TERM      INTEREST   COST OF   COST OF     AND        AND
                          DEBT      EXPENSE     FUNDS       DEBT      EXPENSE     FUNDS    HEDGING   HEDGING    HEDGING
                       ----------   --------   -------   ----------   --------   -------   -------   --------   -------
Q1: 2000.............  $  972,338   $15,359     6.32%    $1,225,562   $19,164     6.25%     0.07%    $ 34,931    6.36%
Q2: 2000.............   1,258,859    20,927     6.65%       865,068    13,987     6.47%     0.04%      35,133    6.62%
Q3: 2000.............   1,191,730    20,449     6.86%       827,114    14,053     6.80%     0.04%      34,694    6.87%
Q4: 2000.............   1,125,898    19,559     6.95%       819,160    14,151     6.91%     0.03%      33,845    6.96%
Q1: 2001.............   1,072,172    17,838     6.65%       910,515    13,444     5.91%     0.03%      31,413    6.34%
1999.................  $1,090,242   $65,785     6.03%    $  955,890   $51,377     5.37%     0.10%    $119,227    5.83%
2000.................   1,137,324    76,294     6.71%       933,619    61,355     6.57%     0.05%     138,603    6.69%

     Short-term debt balances rose slightly during the first quarter of 2001 to fund the increase in our investment portfolio. All of our long-term debt for our residential loans was issued through our special purpose financing subsidiary, Sequoia. Long-term debt declined slightly as a result of principal repayments received in our residential retained portfolio. We issued $17 million of new long-term debt during the quarter to fund two of our commercial loans to maturity. We may issue more long-term debt in 2001, especially if we acquire portfolios of residential loans. In April 2001, the credit rating on three of our debt issues, Sequoia 3 M1 to M3, were each upgraded by Fitch IBCA rating agency.

TABLE 15
LONG-TERM DEBT CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                                                                               PRINCIPAL
                                                                                              OUTSTANDING   INTEREST
                                                                                  ESTIMATED       AT         RATE AT
                        DEBT     ISSUE      ORIGINAL                    STATED    CALLABLE     MARCH 31,    MARCH 31,
LONG TERM DEBT ISSUE   RATING    DATE     ISSUE AMOUNT      INDEX      MATURITY     DATE         2001         2001
--------------------   ------   -------   ------------   -----------   --------   ---------   -----------   ---------
Sequoia 1 A1.........     AAA   7/29/97    $  334,347       1m LIBOR   2/15/28      Called    $        0       N/A
Sequoia 1 A2.........     AAA   7/29/97       200,000      Fed Funds   2/15/28      Called             0       N/A
Sequoia 2 A1.........     AAA   11/6/97       592,560    1y Treasury   3/30/29        2004       280,674      6.99%
Sequoia 2 A2.........     AAA   11/6/97       156,600       1m LIBOR   3/30/29        2004        74,176      5.39%
Sequoia 3 A1.........     AAA   6/26/98       225,459          Fixed   5/31/28     Retired             0       N/A
Sequoia 3 A2.........     AAA   6/26/98        95,000          Fixed   5/31/28     Retired             0       N/A
Sequoia 3 A3.........     AAA   6/26/98       164,200          Fixed   5/31/28        2002       146,228      6.35%
Sequoia 3 A4.........     AAA   6/26/98       121,923          Fixed   5/31/28        2002       121,923      6.25%
Sequoia 3 M1.........  AA/AAA   6/26/98        16,127          Fixed   5/31/28        2002        16,127      6.79%
Sequoia 3 M2.........    A/AA   6/26/98         7,741          Fixed   5/31/28        2002         7,741      6.79%
Sequoia 3 M3.........   BBB/A   6/26/98         4,838          Fixed   5/31/28        2002         4,838      6.79%
Sequoia 1A A1........     AAA    5/4/99       157,266       1m LIBOR   2/15/28        2003        83,204      5.69%
Sequoia 4 A..........     AAA   3/21/00       377,119       1m LIBOR   8/31/24        2008       304,242      5.34%
Commercial 1.........     N/A   3/30/01         8,628       1m LIBOR   11/1/02         N/A         8,628      8.58%
Commercial 2.........     N/A   3/30/01         8,320       1m LIBOR   10/1/03         N/A         8,320      8.58%
Total L-T Debt.......                      $2,470,128                                         $1,056,100      6.15%

  Net Interest Income After Credit Expenses

     Net interest income after credit expenses rose from $7.9 million in the first quarter of 2000 to $10.2 million in the first quarter of 2001. We benefited from rapidly falling interest rates in the first quarter of 2001, as our cost of funds declined faster than our asset yields. In addition, we benefited from increased portfolio investment made possible by retention of free cash flow generated in excess of our dividend requirements. Net interest income divided by equity increased from 14.76% in the first quarter of 2000 to 18.83% in the first quarter of 2001.

     We believe that we have reduced the potential sensitivity of our net interest income and earnings to changes in interest rates and prepayment rates, although earnings are still sensitive to such market factors. We generally maintained or increased our portfolio margins last year when short-term interest rates increased. Although we believe that over time we have increased the stability of our margins, as part of our asset/liability strategy we did allow for the possibility of increased margins on a temporary basis following periods of short-term interest rate decline. We expect to benefit from declining interest rates in the second and third quarters of 2001, although probably not to the same degree as we did in the first quarter.

     While falling short-term interest rates may boost earnings temporarily, lower levels of interest rates will generally lead to lower earnings after a few quarters as the benefit of lower cost of funds is more than offset by lower asset yields. Even if yields decline by the same amount as our cost of funds, we have more assets than liabilities, so the overall results would normally be lower net interest income. Ongoing changes in our product mix, emphasizing residential loan products rather than the investment portfolio, and changes in our asset/ liability mix to include more fixed-rate loans, may mitigate this effect.

TABLE 16
NET INTEREST INCOME
(ALL DOLLARS IN THOUSANDS)

                                                  NET                            INTEREST     INTEREST
                                                INTEREST                           RATE         RATE        NET
                        TOTAL                    INCOME               COST OF     SPREAD       MARGIN     INTEREST
                       INTEREST    COST OF       AFTER      EARNING    FUNDS      AFTER        AFTER      INCOME/
                        INCOME    FUNDS PLUS     CREDIT      ASSET     PLUS       CREDIT       CREDIT     AVERAGE
                       REVENUES    HEDGING     PROVISIONS    YIELD    HEDGING   PROVISIONS   PROVISIONS    EQUITY
                       --------   ----------   ----------   -------   -------   ----------   ----------   --------
Q1: 2000.............  $ 42,819   $ (34,931)    $ 7,888      7.25%     6.36%      0.89%        1.30%       14.76%
Q2: 2000.............    43,008     (35,133)      7,875      7.54%     6.62%      0.92%        1.34%       14.78%
Q3: 2000.............    41,679     (34,694)      6,985      7.62%     6.87%      0.75%        1.25%       13.10%
Q4: 2000.............    41,755     (33,845)      7,910      7.88%     6.96%      0.92%        1.46%       14.68%
Q1: 2001.............    41,637     (31,413)     10,224      7.72%     6.34%      1.38%        1.85%       18.83%
1999.................  $145,964   $(119,227)    $26,737      6.63%     5.83%      0.80%        1.17%       11.24%
2000.................   169,261    (138,603)     30,658      7.56%     6.69%      0.87%        1.33%       14.33%

  Operating Expenses

     Fixed operating expense (expenses excluding performance-based compensation) declined from $1.7 million in the first quarter of 2000 to $1.6 million in the first quarter of 2001. Variable operating expenses (compensation based on return on equity and dividends) are accrued each quarter based on that quarter's profitability; with record results in the first quarter of 2001, variable expenses were $1.6 million. Included in variable operating expenses was $0.2 million of variable stock option expense recorded due to the increase in our stock price to $19.75 at March 31, 2001. We estimate variable stock option expense will be approximately $0.2 million ($0.02 per share) for each $1.00 increase in our stock price. Variable stock option expense may be reversed (benefiting income) should our stock price fall.

TABLE 17
OPERATING EXPENSES
(ALL DOLLARS IN THOUSANDS)

                                                                                ONGOING    ONGOING    ONGOING
                           REDWOOD     CLOSED                                    TOTAL      FIXED     VARIABLE
                             AND      BUSINESS   ONGOING   ONGOING   ONGOING    EXPENSE/   EXPENSE/   EXPENSE/
                           HOLDINGS    UNITS      TOTAL     FIXED    VARIABLE    EQUITY     EQUITY     EQUITY
                           --------   --------   -------   -------   --------   --------   --------   --------
Q1: 2000.................  $ 2,999    $   197    $ 2,802   $1,718     $1,084     5.24%      3.21%      2.03%
Q2: 2000.................    2,823          0      2,823    1,703      1,120     5.30%      3.20%      2.10%
Q3: 2000.................    2,597          0      2,597    1,833        764     4.87%      3.44%      1.43%
Q4: 2000.................    1,798          0      1,798    1,401        397     3.34%      2.60%      0.74%
Q1: 2001.................    3,136          0      3,136    1,561      1,575     5.78%      2.88%      2.90%
1999.....................  $25,879    $17,393    $ 8,486   $7,811     $  675     3.57%      3.27%      0.30%
2000.....................   10,217        197     10,020    6,655      3,365     4.68%      3.11%      1.57%

     We believe that we currently have the staff and systems that we will need to manage a much larger company. We believe that we are likely to benefit from substantial operating leverage in the event that we raise additional equity capital. With growth in our portfolios and capital employed following an equity offering, we believe revenue growth will exceed growth in fixed operating expenses. This could result in an increase in earnings per share and dividends per share. However, our variable expenses could increase as a result of stronger performance in income and dividends or by an increase in our stock price. Variable expenses will increase and decrease from quarter to quarter based on quarterly performance and our stock price.

     As a result of our potential operating leverage, we believe that $0.15 to $0.20 per share annually after approximately three quarters is a reasonable current estimate of potential earnings per share improvement (relative to what earnings would otherwise be) should we complete an equity offering of $50 million and profitably employ the proceeds in our real estate finance business. As always, there are risks. Any such benefits may not be achieved. In addition, such an equity offering would likely dilute earnings for several quarters until the new capital is employed profitably.

  Core Earnings

     Core earnings are earnings from ongoing operations before mark-to-market adjustments.

     Our core earnings were $6.4 million in the first quarter of 2001, an increase of 41% from the $4.5 million earned in the first quarter of 2000 and an increase of 14% from the $5.6 million earned in the fourth quarter of 2000.

     The table below reconciles core earnings to reported GAAP earnings, showing Holdings and Redwood using the 2001 format for presentation (i.e., as if Holdings had been consolidated with Redwood for the periods shown).

TABLE 18
CORE EARNINGS AND GAAP EARNINGS
PRESENTED AS IF HOLDINGS WAS CONSOLIDATED IN ALL QUARTERS
(ALL DOLLARS IN THOUSANDS)

                       TOTAL NET
                        INTEREST     OPERATING
                         INCOME       EXPENSES
                         AFTER           OF                                 MARKET      CLOSED     REPORTED
                         CREDIT       ONGOING      PREFERRED      CORE       VALUE     BUSINESS      GAAP
                       PROVISIONS    OPERATIONS    DIVIDENDS    EARNINGS    CHANGES     UNITS      EARNINGS
                       ----------    ----------    ---------    --------    -------    --------    --------
Q1: 2000.............   $ 8,019       $ (2,802)     $  (681)    $ 4,536     $(1,164)   $    (89)   $ 3,283
Q2: 2000.............     8,000         (2,823)        (681)      4,496      (1,452)         43      3,087
Q3: 2000.............     7,229         (2,597)        (681)      3,951         927           0      4,878
Q4: 2000.............     8,082         (1,798)        (681)      5,603        (640)          0      4,963
Q1: 2001.............    10,224         (3,136)        (681)      6,407         273           0      6,680
1999.................   $27,849       $ (8,486)     $(2,741)    $16,622     $    38    $(17,673)   $(1,013)
2000.................    31,329        (10,020)      (2,724)     18,585      (2,329)        (46)    16,210

     Throughout 2001, we currently expect net interest income and core earnings to decline from first quarter 2001 levels due to falling short-term interest rates. Lower short-term interest rates also are likely, we believe, to put downward pressure on year 2002 core earnings. Positive offsets to this trend could be an increase in our residential loan portfolios relative to our investment portfolio and potential earnings accretion caused by operating leverage if an equity offering is completed.

     The table below reconciles core earnings per share to reported GAAP earnings per share.

TABLE 19
CORE EARNINGS PER SHARE AND GAAP EARNINGS PER SHARE
PRESENTED AS IF HOLDINGS WAS CONSOLIDATED IN ALL QUARTERS
(DOLLARS PER SHARE)

                                             AVERAGE                 MARKET      CLOSED     REPORTED
                                             DILUTED       CORE       VALUE     BUSINESS      GAAP
                                             SHARES      EARNINGS    CHANGES     UNITS      EARNINGS
                                            ---------    --------    -------    --------    --------
Q1: 2000..................................  8,844,606     $0.51      $(0.13)     $(0.01)     $ 0.37
Q2: 2000..................................  8,883,651      0.51       (0.16)       0.00        0.35
Q3: 2000..................................  8,908,399      0.44        0.11        0.00        0.55
Q4: 2000..................................  8,962,950      0.62       (0.07)       0.00        0.55
Q1: 2001..................................  9,065,221      0.71        0.03        0.00        0.74
1999......................................  9,768,345     $1.71      $ 0.00      $(1.81)     $(0.10)
2000......................................  8,902,069      2.08       (0.26)      (0.00)       1.82

     Core earnings is not a measure of earnings in accordance with generally accepted accounting principles. It is calculated as GAAP earnings from ongoing operations less mark-to-market adjustments. Management believes that core earnings provides relevant and useful information regarding Redwood's results of operations in addition to GAAP measures of performance. Because all companies and analysts do not calculate non-GAAP measures such as core earnings in the same fashion, core earnings as calculated by us may not be comparable to similarly titled measures reported by other companies.

  Market Value Changes

     In the first quarter of 2001, assets marked-to-market through the income statement increased in value by $2.6 million and assets marked-to-market through the balance sheet increased in value by $0.1 million. Thus, the total mark-to-market adjustments for the quarter totaled positive $2.7 million. However, as a result of adopting EITF 99-20 in the first quarter of 2001, we reclassified certain cumulative mark-to-market adjustments from prior years from the balance sheet to the income statement.

     Under the provisions of EITF 99-20, if the discounted value of probable future cash flows deteriorates from original assumptions, certain securitized interests should be marked-to-market through the income statement. Only negative mark-to-market adjustments are allowed under this principle. For a set of assets that we acquired prior to 1997, credit performance has not been as strong as we originally assumed, causing an adverse change to future cash flows. Upon adoption of EITF 99-20, we took the market valuation adjustment on these assets that we had previously recorded through our balance sheet and recognized the loss through our income statement. Any subsequent adjustments under the provisions of EITF 99-20 will be recognized as negative mark-to-market adjustments through our income statement.

TABLE 20
MARKET VALUE CHANGES
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     NET        NET     CUMULATIVE     NET
                         INCOME     CUMULATIVE     INCOME     BALANCE     EFFECT     BALANCE
                        STATEMENT   EFFECT UPON   STATEMENT    SHEET       UPON       SHEET     TOTAL
                         MARKET      ADOPTING      MARKET     MARKET     ADOPTING    MARKET    MARKET
                         ADJUST.    EITF 99-20     ADJUST.    ADJUST.   EITF 99-20   ADJUST.   ADJUST.
                        ---------   -----------   ---------   -------   ----------   -------   -------
Q1: 2000..............   $(1,225)     $     0      $(1,225)   $  (487)    $    0     $  (487)  $(1,712)
Q2: 2000..............    (1,359)           0       (1,359)      (886)         0        (886)   (2,245)
Q3: 2000..............       927            0          927        720          0         720     1,647
Q4: 2000..............      (639)           0         (639)     3,912          0       3,912     3,273
Q1: 2001..............     2,641       (2,368)         273        100      2,368       2,468     2,741
1999..................   $   284      $     0      $   284    $(2,978)    $    0     $(2,978)  $(2,694)
2000..................    (2,296)           0       (2,296)     3,259          0       3,259       963

     Asset market values increased in part due to short-term rate declines. When short-term interest rates stabilize or increase, asset values may decline from their current levels. Many other factors affect market values.

  Shareholder Wealth

     In the 6.5 years since the founding of Redwood, cumulative shareholder wealth, as described below, has grown at a compound rate of 18% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends received, plus reinvestment earnings on dividends. In calculating shareholder wealth, we assume that dividends are reinvested through the purchase of additional shares of Redwood at book value. With this assumption, shareholder wealth creation at Redwood can be compared to book value per share growth at a non-REIT company that retains its earnings and compounds book value within the company. This is a measure of management value-added, not a measure of shareholder returns.

     Book value per share was $11.67 in September 1994 when Redwood commenced operations. We increased book value to $21.94 per share by March 31, 2001 through the retention of cash by keeping dividends lower than cash flow, changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock below book value. Since we mark-to-market most of our assets through our income statement or balance sheet, reported book value is a good approximation of real intrinsic value in the company. Cumulative dividends paid during this period were $7.82 per share, and reinvestment earnings on those dividends were $4.62 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $34.38 per share during this 6.5-year period. A company that earned an 18% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

TABLE 21
SHAREHOLDER WEALTH
(DOLLARS PER SHARE)

                                       BOOK      YEAR TO                    CUMULATIVE
                                      VALUE      DATE OR                   REINVESTMENT    CUMULATIVE
                                       PER       ANNUAL      CUMULATIVE    EARNINGS ON     SHAREHOLDER
                                      SHARE     DIVIDENDS    DIVIDENDS      DIVIDENDS        WEALTH
                                      ------    ---------    ----------    ------------    -----------
Sep-94..............................  $11.67      $0.00        $0.00          $0.00          $11.67
Dec-94..............................   10.82       0.25         0.25           0.00           11.07
Dec-95..............................   12.38       0.96         1.21           0.09           13.68
Dec-96..............................   16.50       1.67         2.88           1.07           20.45
Dec-97..............................   21.55       2.15         5.03           3.07           29.65
Dec-98..............................   20.27       0.28         5.31           2.67           28.25
Dec-99..............................   20.88       0.40         5.71           3.07           29.66
Dec-00..............................   21.47       1.61         7.32           4.11           32.90
Mar-01..............................   21.94       0.50         7.82           4.62           34.38

  Dividends

     We increased our common stock dividend from $0.44 per share in the fourth quarter of 2000 to $0.50 per share in the first quarter of 2001. We believe the outlook for further increases in our dividend rate is positive. As a REIT, our minimum dividend rate is determined by our taxable income. Currently, we expect that our taxable income may exceed our core earnings in 2001 and perhaps in 2002 as well, although there are many GAAP -- Tax differences which cannot necessarily be predicted. In general, we note that reduction of income through credit provisions for our residential retained loan portfolio, and reductions in effective yield through the setting aside of credit reserves upon acquisition of credit enhancement interests, are not allowed in the calculation of taxable income. Thus, as our credit-based activities, our credit provisions, and our credit reserves grow, there may be an increasing tendency for our taxable income, and our dividends, to exceed our core earnings.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Over the past several quarters, our cash flow from operations has exceeded our earnings and our dividend distributions. In the first quarter of 2001, cash flow from operations was $8.0 million, consisting of earnings of $6.7 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $1.3 million. Our free cash flow, after reduction in working capital, property, plant, equipment, and other non-earning assets, was $12.5 million. In addition, we issued $1.0 million in new common stock. We used the available cash from these sources to fund our common stock dividend of $3.9 million and to increase our investment in our portfolio activities by $9.6 million.

     Our ability to retain significant amounts of the free cash flow that we generate may be diminished in the future should our minimum dividend distribution requirements increase relative to core earnings (see the discussion on "Dividends" above).

TABLE 22
CASH FLOW
(ALL DOLLARS IN THOUSANDS)

                                      CHANGES
                                        IN                                                                FUNDS
                           CASH       WORKING              (INVESTMENT IN)/                             AVAILABLE
                           FLOW       CAPITAL     FREE        DIVIDENDS                   (PURCHASE)/      FOR
                           FROM      AND OTHER    CASH           FROM          COMMON        SALE       PORTFOLIO
                        OPERATIONS    ASSETS      FLOW         HOLDINGS       DIVIDENDS    OF STOCK     INVESTING
                        ----------   ---------   -------   ----------------   ---------   -----------   ---------
Q1: 2000..............   $ 6,325      $  (767)   $ 5,558       $ 4,999        $ (2,196)    $     45      $ 8,406
Q2: 2000..............     5,562        1,435      6,997         1,973          (3,076)           0        5,894
Q3: 2000..............     5,957       (2,315)     3,642             0          (3,516)         381          507
Q4: 2000..............     7,239       (2,275)     4,964             0          (3,700)           2        1,266
Q1: 2001..............     8,006        4,457     12,463             0          (3,876)         986        9,573
1999..................   $28,455      $15,181    $43,636       $(9,927)       $ (1,323)    $(37,334)     $(4,948)
2000..................    25,083       (3,922)    21,161         6,972         (12,488)         428       16,073

     At March 31, 2001, we had over a dozen uncommitted facilities for short-term collateralized debt, with credit approval for over $4 billion of borrowings. We had no difficulty securing short term borrowings on favorable terms during first quarter of 2001. Outstanding borrowings under these agreements were $0.9 billion at March 31, 2001, an increase from $0.7 billion at year-end 2000 due to net acquisitions in our investment portfolio.

     We had three committed borrowing facilities for residential assets totaling $80 million and two borrowing facilities for commercial assets totaling $100 million at March 31, 2001. There are certain restrictions regarding the collateral that we can pledge to secure these committed facilities but they generally allow us to fund either our commercial mortgage loans or our residential credit enhancement interests. We continue to meet the debt covenant tests required by our committed bank credit facility agreements and have not experienced difficulty in extending these facilities or negotiating new lines. Outstanding borrowings under these committed agreements were $86 million at March 31, 2001, a decrease from the $88 million at December 31, 2000.

     Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed in the event of a decline in the market value, or in the acceptability to lenders of the collateral we pledge to secure short-term borrowings, or for other liquidity needs. We maintained liquidity reserves at or in excess of our policy levels during the first quarter of 2001. At March 31, 2001, we had $53 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 6% of our short-term, uncommitted debt balances. At December 31, 2000, we had $54 million of liquid assets, equaling 7% of our short-term debt balances.

     At this time, we see no material negative trends that we believe would affect our access to short-term borrowings or bank credit lines, that would suggest that our liquidity reserves would be called upon, or that would likely cause us to be in danger of a covenant default. However, many factors, including ones external to us, may affect our liquidity in the future.

     The $1.1 billion of long-term debt on our March 31, 2001 balance sheet is non-recourse debt. Substantially all this debt was issued through our special purpose financing subsidiaries and is collateralized by residential mortgage loans. The remaining $17 million of this debt is backed by commercial loans and was created through the sale of senior participations. The holders of our long-term debt can look only to the cash flow from the mortgages specifically collateralizing the debt for repayment. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood's general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA rated long-term debt of the type that we issue through our special purpose financing subsidiaries is a large, global market that has been relatively stable for many years. At this time, we know of no reason why we would not be able to issue more of this debt on reasonable terms if we should choose to do so. The market for senior participations on commercial loans of the types in our portfolio is not large and there can be no assurance that we will be able to sell any future participations.

     Excluding short and long term collateralized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $216 million to $222 million thus far in 2001 as a result of asset appreciation, retention of cash flow, and stock issuance of $1 million. We plan to raise new equity capital in the future when opportunities to expand our business are attractive and when such issuance is likely to benefit earnings and dividends per share.

     We have not, to date, issued unsecured corporate debt. In the future, we may consider issuing longer-term unsecured corporate debt to supplement our capital base and improve the efficiency of our capital structure.

     The amount of portfolio assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. At March 31, 2001, our minimum capital amounts were: 62% of residential credit enhancement portfolio interests; 100% of net retained interests in residential retained loan portfolio after long-term debt issuance; 18% of short-term debt funded residential whole loans; 10% of investment portfolio securities; and 31% of commercial retained loan portfolio.

     Our total risk-adjusted capital guideline amount for assets on our balance sheet was $215 million (9% of asset balances) at March 31, 2001. Capital required for outstanding commitments at March 31, 2001 for asset purchases settling later in 2001 was $1 million. Total capital available was $222 million; our available capital exceeded our internal risk-adjusted capital policy guideline minimum amount of $216 million by $6 million at March 31, 2001.

     At March 31, 2001, our capital base of $222 million supported at-risk assets (excluding long-term funded residential loans owned by financing trusts) of $1.2 billion funded with short-term debt of $1.0 billion. Excluding non-recourse debt and related assets, our equity-to-assets ratio was 18% and our debt to equity ratio was 4.5 times. During the first quarter of 2001, our leverage on recourse assets increased primarily due to our acquiring assets in our investment portfolio. At year-end 2000, our equity-to-assets ratio was 22% and our debt to equity ratio was 3.5 times. Over the past year, we have generally maintained these ratios within the ranges stated above. In the future, our leverage may increase for a period of time from increases in our investment portfolio following issuance of additional equity or following the acquisition of residential loans we eventually intend to securitize. Loans that we acquire for securitization are funded with short-term debt between acquisition and securitization so our leverage ratios may increase while these loans are held for securitization.

TABLE 23
RECOURSE ASSETS
(ALL DOLLARS IN THOUSANDS)

                                       AT RISK      RECOURSE                 EQUITY TO      RECOURSE DEBT
                                        ASSETS        DEBT       EQUITY    AT-RISK ASSETS     TO EQUITY
                                      ----------   ----------   --------   --------------   -------------
Q1: 2000............................  $1,141,241   $  922,405   $209,700       18.37%            4.4
Q2: 2000............................   1,026,281      806,643    208,384       20.30%            3.9
Q3: 2000............................   1,055,032      822,389    210,664       19.97%            3.9
Q4: 2000............................     983,097      756,222    215,663       21.94%            3.5
Q1: 2001............................   1,226,851      992,597    221,671       18.07%            4.5
1999................................  $1,471,570   $1,253,565   $209,935       14.27%            6.0
2000................................     983,097      756,222    215,663       21.94%            3.5

RISK MANAGEMENT

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

  Market Value Risk

     At March 31, 2001, we owned mortgage securities and loans totaling $1.1 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 96% had adjustable-rate coupons and 4% had fixed-rate coupons. All of our $1.6 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes. Market value fluctuations of these assets and interest rate agreements not only affect our earnings, but also can affect our liquidity, especially to the extent these assets are funded with short-term borrowings.

     At March 31, 2001, we owned $0.1 billion of assets that were marked-to-market on our balance sheet. Market value fluctuations of these assets can affect the reported value of our stockholders' equity base.

  Interest Rate Risk

     At March 31, 2001, we owned $2.3 billion of assets and had $2.1 billion of liabilities. The majority of the assets were adjustable-rate, as were a majority of the liabilities.

     On average, our cost of funds has the ability to rise or fall more quickly as a result of changes in short-term interest rates than does the earning rate on our assets. In addition, in the case of a large increase in short-term interest rates, periodic and lifetime caps for a portion of our assets could limit increases in interest income. The risk of reduced earnings in a rising interest rate environment may be mitigated to some extent by our interest rate agreements hedging program and by any concurrent slowing of mortgage prepayment rates that may occur. Over periods of time longer than a few quarters, we generally earn less in a lower short-term interest rate environment and may earn more over time in a higher short-term interest rate environment.

     At March 31, 2001, we owned hybrid mortgage assets (with fixed-rate coupons for 3 to 7 years and adjustable-rate coupons thereafter) totaling $0.3 billion. We had debt with interest rate reset characteristics matched to the hybrid mortgages totaling $0.3 billion.

     At March 31, 2001, we owned $0.5 billion of adjustable-rate mortgage assets with coupons that adjust monthly as a function of one-month LIBOR interest rates, funded with equity and with debt that also adjusts monthly as a function of one-month LIBOR interest rates. The spread between the coupon rates on these assets and the cost of funds of our liabilities has been stable.

     For other parts of our balance sheet, our net income may fluctuate as the yield curve between one-month interest rates and six- and twelve-month interest rates varies, and as the differences between U.S. Treasury rates, the 11th District cost of funds rate (COFI), and LIBOR rates vary. At March 31, 2001, we owned $0.5 billion of adjustable-rate mortgage assets with interest rates that adjust every six months as a function of six-month LIBOR interest rates funded with equity and with debt that had an interest rate that adjusts monthly as a function of one-month LIBOR interest rates. Adjustable-rate assets with earnings rates dependent on one-year U.S. Treasury rates with annual adjustments totaled $0.7 billion at March 31, 2001. These Treasury-based assets were effectively funded with equity and with $0.3 billion of liabilities with a cost of funds dependent on one-year U.S. Treasury rates with annual adjustments. The remainder of the liabilities associated with these assets had a cost of funds dependent on one-month LIBOR rates or the daily Fed Funds rate.

     At March 31, 2001, we owned a total of $0.1 billion of fixed rate assets funded, in part, with short-term variable rate debt that is only partially hedged. Holding these positions should mitigate earnings declines caused by lower yields on equity-funded assets as interest rates fall. As interest rates rise, net earnings on these assets should fall, but this would likely be offset, in part, by the beneficial effect of higher yields on equity-funded assets.

     Interest rates and related factors can affect our spread income and our mark-to-market results. Changes in interest rates also affect prepayment rates (see below) and influence other factors that may affect our results.

  Liquidity Risk

     Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. In addition, trends in the liquidity of the U.S. capital markets in general may affect our ability to rollover short-term debt. At March 31, 2001, we had $1.0 billion of short-term debt.

  Prepayment Risk

     One measure of prepayment risk is the amount of net premium balance that we carry on our balance sheet. At March 31, 2001 our net premium balance was $3.8 million, which was slightly lower than our net premium balance of $4.0 million at December 31, 2001. However, in some cases our gross premium levels before netting with discount balances may be a better measure of our risks relating to faster mortgage prepayment levels. The amount of gross premium on our balance increased in the first quarter of 2001, from $22 million to $27 million, as a result of acquisitions in our investment portfolio and positive mark-to-market adjustments. Our gross discount balance also increased during the quarter, from $18 million to $22 million, as a result of acquisitions in our credit enhancement portfolio.

     We could have material net premium amortization expenses even if we have a very low net premium balance or a net discount balance. This could occur because our premium mortgage assets generally prepay at a faster rate than do our discount mortgage assets, and because the yields of our premium assets are generally more sensitive to prepayment rates due to their securitization structure.

TABLE 24
UNAMORTIZED PREMIUM AND DISCOUNT BALANCES
(ALL DOLLARS IN THOUSANDS)

                                                                    NET                   AVERAGE          NET
                       RESIDENTIAL   RESIDENTIAL   COMMERCIAL   PREM/(DISC)               MORTGAGE       PREMIUM
                          GROSS         GROSS        GROSS       ON LONG-       NET      PREPAYMENT    AMORTIZATION
                         PREMIUM      DISCOUNT      DISCOUNT     TERM DEBT    PREMIUM   SPEED (CPR)      EXPENSE
                       -----------   -----------   ----------   -----------   -------   ------------   ------------
Q1: 2000.............    $28,023      $(12,145)      $ (34)       $   270     $16,114        17%         $  (522)
Q2: 2000.............     25,379       (14,166)         --            240      11,453        17%              45
Q3: 2000.............     25,849       (16,599)       (438)           166       8,979        17%          (1,040)
Q4: 2000.............     22,319       (17,825)       (531)            74       4,036        21%            (818)
Q1: 2001.............     26,532       (21,672)       (959)          (112)      3,790        20%            (869)
1999.................    $27,612      $(10,886)      $ (13)       $(1,045)    $15,669        27%         $(5,162)
2000.................     22,319       (17,825)       (531)            74       4,036        18%          (2,335)

  Credit Risk

     Our principal credit risk comes from residential mortgage loans in our retained portfolio and credit enhancement portfolio and from our commercial mortgage loan portfolio. A small amount of our investment portfolio is currently exposed to credit risk; the bulk of this portfolio has very high credit ratings and would not normally be expected to incur credit losses. We have credit risk with counter-parties with whom we do business.

     It should be noted that the establishment of a credit reserve for GAAP purposes for our residential retained portfolio or a designated credit reserve under the effective yield method for our credit enhancement portfolio does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Credit losses may be capital losses rather than a reduction in ordinary income. Thus, the timing of recognition of credit losses for GAAP and tax, and for our earnings and our dividends, may differ.

     The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit enhancement portfolio, we establish a credit reserve upon the acquisition of such assets. In addition, first loss and other credit enhancement interests that are junior to our positions that we do not own act as a form of credit reserve for us on a specific asset basis. For our retained residential mortgage loan portfolio, we establish a credit reserve based on anticipation of losses by taking credit provisions through our income statement over time. For our investment portfolio, most of the assets do not have material credit risk, and no credit reserves are generally established. When we acquire assets for this portfolio where credit risk exists, we will establish the appropriate reserve as necessary. For our commercial retained portfolio, we take credit reserves on a specific asset basis when specific circumstances may warrant such a charge for a particular loan. Management constantly monitors the performance of all of its assets and takes appropriate actions to mitigate potential losses to the extent possible. Regardless of how we account for future credit loss expectations, there can be no assurance that our estimates will prove to be correct, and thus we may need to adjust the amounts of credit reserves we have established.

  Capital Risk

     Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing our short-term borrowings declines or the market for short-term borrowings changes in an adverse manner.

     Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for residential mortgage securities rated below AA, residential credit enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, and commercial mortgage whole loans are generally higher than for higher-rated residential securities and residential whole loans. Capital requirements for these less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and on the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for most of our retained interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

     Generally, our total guideline equity-to-assets ratio has declined over the last few years as we have eliminated some of the risks of short-term debt funding through issuing long-term debt. In the most recent quarters, however, the guideline ratio has increased as we have acquired new types of assets requiring more capital, such as commercial mortgage loans and residential credit enhancement interests.

     We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount may rise, as the potential interest rate risk of our mortgages would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates. We measure all of our mortgage assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for the risk-adjusted capital policy, would likely fall as rates increase and as the market values of our mortgages, net of mark-to-market gains on hedges, decrease. (Such market value declines may be temporary, as future coupon adjustments on adjustable-rate mortgage loans may help to restore some of the lost market value.)

     In this circumstance, or any other circumstance in which our actual capital levels decreased below our capital adequacy guideline amount, we would generally cease the acquisition of new mortgage assets until capital balance was restored through prepayments, interest rate changes, or other means. In certain cases prior to a planned equity offering or other circumstances, the Board of Directors may authorize management to acquire mortgage assets in a limited amount beyond the usual constraints of our risk-adjusted capital policy.

  Inflation Risk

     Virtually all of our assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

     Our financial statements are prepared in accordance with GAAP and our dividends must equal at least 90% of our net income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion on the qualitative disclosures about market risk, please refer to our Risk Management presentation in Management's Discussion and Analysis. Our quantitative risk has not materially changed from our disclosures in our Year 2000 Form 10-K included in our Annual Report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     At March 31, 2001, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 11.1 to Part I -- Computation of Earnings Per Share for the three months ended March 31, 2001 and 2000.

     (b) Reports

     Form 8-K filed on January 10, 2001, regarding the Company's acquisition of 100% of RWT Holdings, Inc. voting common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REDWOOD TRUST, INC.

Dated: May 11, 2001                       By:     /s/ DOUGLAS B. HANSEN
                                            ------------------------------------
                                                     Douglas B. Hansen
                                                         President
                                             (authorized officer of registrant)

Dated: May 11, 2001                       By:     /s/ HAROLD F. ZAGUNIS
                                            ------------------------------------
                                                     Harold F. Zagunis
                                              Vice President, Chief Financial
                                                           Officer
                                            Secretary, Treasurer and Controller
                                            (principal financial and accounting
                                                           officer)