Form 10-Q
period 2001-06-30
REDWOOD TRUST INC
filed 2001-08-14
CIK 930236

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

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

Class B Preferred Stock ($.01 par value).................... 902,068 as of August 13, 2001
Common Stock ($.01 par value)............................... 10,034,052 as of August 13, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              REDWOOD TRUST, INC.

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
                         PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements -- Redwood Trust, Inc
             Consolidated Balance Sheets at June 30, 2001 and December
             31, 2000 ...................................................    1
             Consolidated Statements of Operations for the three and six
             months ended June 30, 2001 and June 30, 2000 ...............    2
             Consolidated Statements of Stockholders' Equity for the
             three and six months ended June 30, 2001 ...................    3
             Consolidated Statements of Cash Flows for the three and six
             months ended June 30, 2001 and June 30, 2000 ...............    4
             Notes to Consolidated Financial Statements..................    5
Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................   22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   45

                          PART II. OTHER INFORMATION
Item 1. Legal Proceedings................................................   46
Item 2. Changes in Securities............................................   46
Item 3. Defaults Upon Senior Securities..................................   46
Item 4. Submission of Matters to a Vote of Security Holders..............   46
Item 5. Other Information................................................   46
Item 6. Exhibits and Reports on Form 8-K.................................   46
SIGNATURES...............................................................   47

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Net Investment In Residential Credit Enhancement Interests:
  Mortgage securities available-for-sale....................  $   62,156     $   48,495
  Mortgage securities available-for-sale, pledged...........      96,548         32,269
                                                              ----------     ----------
                                                                 158,704         80,764
Residential Retained Loan Portfolio:
  Mortgage loans held-for-investment........................     980,318      1,124,339
  Mortgage loans held-for-sale..............................         115            531
  Mortgage loans held-for-sale, pledged.....................      80,037          6,127
                                                              ----------     ----------
                                                               1,060,470      1,130,997
Investment Portfolio:
  Mortgage securities trading...............................      46,933         57,450
  Mortgage securities trading, pledged......................     661,024        702,162
  Mortgage securities available-for-sale....................      30,264          5,163
  Mortgage securities available-for-sale, pledged...........         966             --
                                                              ----------     ----------
                                                                 739,187        764,775
Commercial Retained Loan Portfolio:
  Mortgage loans held-for-investment........................      22,549          5,177
  Mortgage loans held-for-investment, pledged...............      13,317         17,717
  Mortgage loans held-for-sale..............................       1,373         14,325
  Mortgage loans held-for-sale, pledged.....................      29,804         19,950
                                                              ----------     ----------
                                                                  67,043         57,169
Cash and cash equivalents...................................      18,009         15,483
Restricted cash.............................................       5,063          5,240
Interest rate agreements....................................          79             66
Accrued interest receivable.................................      12,946         15,797
Principal receivable........................................       9,357          7,986
Investment in RWT Holdings, Inc.............................          --          1,899
Other assets................................................       2,630          1,939
                                                              ----------     ----------
         Total Assets.......................................  $2,073,488     $2,082,115
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term debt.............................................  $  861,226     $  756,222
Long-term debt, net.........................................     971,365      1,095,835
Accrued interest payable....................................       4,592          5,657
Accrued expenses and other liabilities......................       6,701          4,180
Dividends payable...........................................       5,590          4,557
                                                              ----------     ----------
         Total Liabilities..................................   1,849,474      1,866,451
                                                              ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74%
  Cumulative Convertible 902,068 shares authorized, issued
  and outstanding ($28,645 aggregate liquidation
  preference)...............................................      26,517         26,517
Common stock, par value $0.01 per share; 49,097,932 shares
  authorized; 8,924,789 and 8,809,500 issued and
  outstanding...............................................          89             88
Additional paid-in capital..................................     244,305        242,522
Accumulated other comprehensive income......................       2,691            (89)
Cumulative earnings.........................................      41,579         27,074
Cumulative distributions to stockholders....................     (91,167)       (80,448)
                                                              ----------     ----------
         Total Stockholders' Equity.........................     224,014        215,664
                                                              ----------     ----------
         Total Liabilities and Stockholders' Equity.........  $2,073,488     $2,082,115
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED JUNE
                                                                   JUNE 30,                     30,
                                                            -----------------------   -----------------------
                                                               2001         2000         2001         2000
                                                            ----------   ----------   ----------   ----------
Interest Income
  Net Investment In Residential Credit Enhancement
    Interests:
    Mortgage securities available-for-sale................  $    3,403   $    2,135   $    6,045   $    3,750
  Residential Retained Loan Portfolio:
    Mortgage loans held-for-investment....................      16,293       22,916       36,035       40,134
    Mortgage loans held-for-sale..........................         134          217          278        6,737
                                                            ----------   ----------   ----------   ----------
                                                                16,427       23,133       36,313       46,871
  Investment Portfolio:
    Mortgage securities trading...........................      16,143       17,199       33,082       34,259
    Mortgage securities available-for-sale................         419           --          528           --
                                                            ----------   ----------   ----------   ----------
                                                                16,562       17,199       33,610       34,259
  Commercial Retained Loan Portfolio:
    Mortgage loans held-for-investment....................       1,092           --        1,699           --
    Mortgage loans held-for-sale..........................         869          393        2,195          604
                                                            ----------   ----------   ----------   ----------
                                                                 1,961          393        3,894          604
  Provision for credit losses on residential mortgage
    loans held-for-investment.............................        (164)        (128)        (348)        (247)
  Cash and cash equivalents...............................         264          276          576          590
                                                            ----------   ----------   ----------   ----------
  Total interest income after provision for credit
    losses................................................      38,453       43,008       80,090       85,827
Interest Expense
  Short-term debt.........................................     (11,625)     (13,987)     (25,069)     (33,151)
  Long-term debt..........................................     (15,167)     (20,927)     (33,005)     (36,286)
  Net interest rate agreements expense....................        (218)        (219)        (349)        (627)
                                                            ----------   ----------   ----------   ----------
  Total interest expense and interest rate agreement
    expense...............................................     (27,010)     (35,133)     (58,423)     (70,064)
  Net Interest Income After Provision For Credit Losses...      11,443        7,875       21,667       15,763
  Net unrealized and realized market value gains (losses)
    Loans and securities..................................        (471)        (856)       2,661       (1,933)
    Interest rate agreements..............................          58         (503)        (433)        (650)
                                                            ----------   ----------   ----------   ----------
    Total net unrealized and realized market value gains
      (losses)............................................        (413)      (1,359)       2,228       (2,583)
  Operating expenses......................................      (3,886)      (2,239)      (7,022)      (4,386)
  Other income............................................          --           21           --           36
  Equity in losses of RWT Holdings, Inc...................          --         (531)          --       (1,099)
                                                            ----------   ----------   ----------   ----------
  Net income before preferred dividend and change in
    accounting principle..................................       7,144        3,767       16,873        7,731
  Less dividends on Class B preferred stock...............        (681)        (681)      (1,362)      (1,362)
                                                            ----------   ----------   ----------   ----------
  Net income before change in accounting principle........       6,463        3,086       15,511        6,369
  Cumulative effect of adopting EITF 99-20 (See Note 2)...          --           --       (2,368)          --
                                                            ----------   ----------   ----------   ----------
  Net Income Available to Common Stockholders.............  $    6,463   $    3,086   $   13,143   $    6,369
                                                            ==========   ==========   ==========   ==========
Earnings per Share:
  Basic Earnings Per Share:
    Net income before change in accounting principle......  $     0.73   $     0.35   $     1.75   $     0.72
    Cumulative effect of adopting EITF 99-20..............  $       --   $       --   $    (0.27)  $       --
    Net income............................................  $     0.73   $     0.35   $     1.48   $     0.72
  Diluted Earnings Per Share:
    Net income before change in accounting principle......  $     0.70   $     0.35   $     1.70   $     0.72
    Cumulative effect of adopting EITF 99-20..............  $       --   $       --   $    (0.27)  $       --
    Net income............................................  $     0.70   $     0.35   $     1.44   $     0.72
Weighted average shares of common stock and common stock
  equivalents:
  Basic...................................................   8,888,999    8,789,376    8,864,120    8,787,197
  Diluted.................................................   9,184,195    8,883,651    9,121,108    8,862,505

  The accompanying notes are an integral part of these consolidated financial statements.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     CLASS B                                           ACCUMULATED
                                 PREFERRED STOCK       COMMON STOCK      ADDITIONAL       OTHER                       CUMULATIVE
                                 ----------------   ------------------    PAID-IN     COMPREHENSIVE   CUMULATIVE   DISTRIBUTIONS TO
                                 SHARES    AMOUNT    SHARES     AMOUNT    CAPITAL        INCOME        EARNINGS      STOCKHOLDERS
                                 -------   ------   ---------   ------   ----------   -------------   ----------   ----------------
Balance, December 31, 2000.....  902,068   26,517   8,809,500     88      242,522           (89)        27,074         (80,448)
                                 -------   ------   ---------     --      -------         -----         ------         -------
Comprehensive income:
  Net income before preferred
    dividend...................                                                                          7,361
  Reclassification adjustment
    due to adoption of EITF
    99-20......................       --       --          --     --           --         2,368             --              --
  Net unrealized gain on assets
    available-for-sale.........       --       --          --     --           --           280             --              --
  Total comprehensive income...       --       --          --     --           --            --             --              --
Issuance of common stock.......       --       --      87,338      1        1,128            --             --              --
Dividends declared:
  Preferred....................       --       --          --     --           --            --             --            (681)
  Common.......................       --       --          --     --           --            --             --          (4,448)
                                 -------   ------   ---------     --      -------         -----         ------         -------
Balance, March 31, 2001........  902,068   26,517   8,896,838     89      243,650         2,559         34,435         (85,577)
                                 -------   ------   ---------     --      -------         -----         ------         -------
Comprehensive income:
  Net income before preferred
    dividend...................                                                                          7,144
  Net unrealized gain on assets
    available-for-sale.........       --       --          --     --           --           132             --              --
  Total comprehensive income...       --       --          --     --           --            --             --              --
Issuance of common stock.......       --       --      27,951     --          655            --             --              --
Dividends declared:
  Preferred....................       --       --          --     --           --            --             --            (681)
  Common.......................       --       --          --     --           --            --             --          (4,909)
                                 -------   ------   ---------     --      -------         -----         ------         -------
Balance, June 30, 2001.........  902,068   26,517   8,924,789     89      244,305         2,691         41,579         (91,167)
                                 =======   ======   =========     ==      =======         =====         ======         =======


                                  TOTAL
                                 -------
Balance, December 31, 2000.....  215,664
                                 -------
Comprehensive income:
  Net income before preferred
    dividend...................    7,361
  Reclassification adjustment
    due to adoption of EITF
    99-20......................    2,368
  Net unrealized gain on assets
    available-for-sale.........      280
                                 -------
  Total comprehensive income...   10,009
Issuance of common stock.......    1,129
Dividends declared:
  Preferred....................     (681)
  Common.......................   (4,448)
                                 -------
Balance, March 31, 2001........  221,673
                                 -------
Comprehensive income:
  Net income before preferred
    dividend...................    7,144
  Net unrealized gain on assets
    available-for-sale.........      132
                                 -------
  Total comprehensive income...    7,276
Issuance of common stock.......      655
Dividends declared:
  Preferred....................     (681)
  Common.......................   (4,909)
                                 -------
Balance, June 30, 2001.........  224,014
                                 =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                         ---------------------   ---------------------
                                                           2001        2000        2001        2000
                                                         ---------   ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net income available to common stockholders before
    preferred dividend.................................  $   7,144   $   3,767   $  14,505   $   7,731
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization........................      2,319         457       3,610       1,588
  Provision for credit losses..........................        164         128         348         247
  Non-cash stock compensation..........................        108          --         251          --
  Equity in losses of RWT Holdings, Inc................         --         531          --       1,099
  Net unrealized and realized market value (gains)
    losses.............................................        413       1,359      (2,228)      2,583
  Cumulative effect of adopting EITF 99-20.............         --          --       2,368          --
  Purchases of mortgage loans held-for-sale............    (77,714)     (9,800)    (77,714)    (35,534)
  Proceeds from sales of mortgage loans
    held-for-sale......................................      3,386      17,298       3,624     422,914
  Principal payments on mortgage loans held-for-sale...        255       4,906       2,189      19,193
  Purchases of mortgage securities trading.............         --     (14,286)   (296,907)   (179,550)
  Proceeds from sales of mortgage securities trading...    162,753      27,937     170,716      77,309
  Principal payments on mortgage securities trading....    113,042     101,731     178,767     158,520
  Net (purchases) sales of interest rate agreements....       (115)     (1,002)       (773)       (885)
  Decrease (increase) in accrued interest receivable...      2,317      (1,119)      2,851      (2,795)
  (Increase) decrease in principal receivable..........     (3,920)        101      (1,371)       (737)
  (Increase) decrease in other assets..................       (586)      2,051         308         155
  (Decrease) increase in accrued interest payable......       (151)        267      (1,065)        520
  Increase in accrued expenses and other liabilities...      1,146       1,311       2,521       1,762
                                                         ---------   ---------   ---------   ---------
         Net cash provided by operating activities.....    210,561     135,637       2,000     474,120
                                                         ---------   ---------   ---------   ---------
Cash Flows From Investing Activities:
  Purchases of mortgage loans held-for-investment......       (100)         --        (100)   (384,328)
  Proceeds from sales of mortgage loans
    held-for-investment................................        718          --       2,378          --
  Principal payments on mortgage loans
    held-for-investment................................     86,617      56,827     147,396      92,703
  Purchases of mortgage securities
    available-for-sale.................................    (77,246)    (22,475)   (111,060)    (31,626)
  Proceeds from sales of mortgage securities available-
    for-sale...........................................      1,772          --       4,806          --
  Principal payments on mortgage securities available-
    for-sale...........................................      2,078         343       3,100         649
  Net decrease in restricted cash......................         98      (1,176)        177       1,763
  Loans to RWT Holdings, Inc., net of repayments.......         --       1,400          --       6,500
  Increase in receivable from RWT Holdings, Inc........         --         573          --         472
                                                         ---------   ---------   ---------   ---------
         Net cash provided by (used in) investing
           activities..................................     13,937      35,492      46,697    (313,867)
                                                         ---------   ---------   ---------   ---------
Cash Flows From Financing Activities:
  Net (repayments) borrowings on short-term debt.......   (131,371)   (115,762)     86,804    (446,922)
  Proceeds from issuance of long-term debt.............         85          --      17,033     375,844
  Repayments on long-term debt.........................    (85,099)    (55,239)   (141,856)    (93,557)
  Net proceeds from issuance of common stock...........        548          --       1,534          45
  Dividends paid.......................................     (5,129)     (3,757)     (9,686)     (6,634)
                                                         ---------   ---------   ---------   ---------
         Net cash used in financing activities.........   (220,966)   (174,758)    (46,171)   (171,224)
                                                         ---------   ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents...      3,532      (3,629)      2,526     (10,971)
Cash and cash equivalents at beginning of period.......     14,477      12,539      15,483      19,881
                                                         ---------   ---------   ---------   ---------
Cash and cash equivalents at end of period.............  $  18,009   $   8,910   $  18,009   $   8,910
                                                         =========   =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest...............................  $  27,991   $  34,647   $  60,321   $  68,917
                                                         =========   =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements as of June 30, 2001 and 2000 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2001 and 2000. These consolidated financial statements and notes thereto, are unaudited and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The results for the six months ended June 30, 2001 are not necessarily indicative of the expected results for the year ended December 31, 2001.

     The June 30, 2001 consolidated financial statements include the accounts of Redwood Trust, Sequoia and Holdings. The December 31, 2000 consolidated financial statements include the accounts of Redwood Trust and Sequoia, and Redwood Trust's equity interest in Holdings. Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of the Residential Retained Loan Portfolio, are subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at June 30, 2001. Certain amounts for prior periods have been reclassified to conform to the June 30, 2001 presentation.

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

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

     Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the underlying collateral. At June 30, 2001 and December 31, 2000, there were no impaired mortgage loans.

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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

     The Company adopted the provisions of EITF 99-20 effective January 1, 2001. At that date, the Company held certain beneficial interests in which the fair value had declined below their carrying value and current projections of cash flows were less than cash flows anticipated at acquisition. Accordingly, the Company recorded a $2.4 million charge through the Statement of Operations during the quarter ended March 31, 2001 as a cumulative effect of a change in accounting principle for certain mark-to-market adjustments on these beneficial interests that had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders' Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company's balance sheet and stockholders' equity accounts, there was no change in book value upon adoption. Any subsequent impairment adjustments under the provisions of EITF 99-20 will be recognized as mark-to-market adjustments under "Realized and unrealized gain or loss on assets" on the Consolidated Statement of Operations.

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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

     Unrealized losses on mortgage securities classified as available-for-sale that are considered other-than-temporary, may be recognized in income and the carrying value of the mortgage security may be adjusted. Under the provisions of EITF 99-20, other-than-temporary unrealized losses for certain mortgage securities are based on various factors affecting the expected cash flow from the mortgage securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool or an other-than-temporary change in the prepayment characteristics of the underlying collateral.

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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

INCOME TAXES

     The Company has elected to be taxed as a REIT under the Internal Revenue Code (the "Code") and the corresponding provisions of State law. In order to qualify as a REIT, the Company must annually distribute at least 90% of its taxable income to stockholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or State income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

     The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   -------------------------
                                                     2001           2000          2001          2000
                                                 ------------   ------------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
NUMERATOR:
Numerator for basic and diluted earnings per
  share --
  Net income before preferred dividend and
     change in accounting principle............   $    7,144     $    3,767    $   16,873    $    7,731
  Cash dividends on Class B preferred stock....         (681)          (681)       (1,362)       (1,362)
                                                  ----------     ----------    ----------    ----------
  Net income before change in accounting
     principle.................................        6,463          3,086        15,511         6,369
  Cumulative effect of adopting EITF 99-20.....           --             --        (2,368)           --
                                                  ----------     ----------    ----------    ----------
  Basic and Diluted EPS -- Net income available
     to common stockholders....................   $    6,463     $    3,086    $   13,143    $    6,369
                                                  ==========     ==========    ==========    ==========
DENOMINATOR:
Denominator for basic earnings per share
  Weighted average number of common shares
     outstanding during the period.............    8,888,999      8,789,376     8,864,120     8,787,197
  Net effect of dilutive stock options.........      295,196         94,275       256,988        75,308
                                                  ----------     ----------    ----------    ----------
Denominator for diluted earnings per share.....    9,184,195      8,883,651     9,121,108     8,862,505
                                                  ==========     ==========    ==========    ==========
BASIC EARNINGS PER SHARE:
Net income before change in accounting
  principle....................................   $     0.73     $     0.35    $     1.75    $     0.72
Cumulative effect of adopting EITF 99-20.......           --             --         (0.27)           --
                                                  ----------     ----------    ----------    ----------
Net income per share...........................   $     0.73     $     0.35    $     1.48    $     0.72
                                                  ==========     ==========    ==========    ==========
DILUTED EARNINGS PER SHARE:
Net income before change in accounting
  principle....................................   $     0.70     $     0.35    $     1.70    $     0.72
Cumulative effect of adopting EITF 99-20.......           --             --         (0.26)           --
                                                  ----------     ----------    ----------    ----------
Net income per share...........................   $     0.70     $     0.35    $     1.44    $     0.72
                                                  ==========     ==========    ==========    ==========

     At June 30, 2001, the number of common equivalent shares issued by the Company that were anti-dilutive totaled 719,984 and were not included in the calculation of diluted earnings per share.

COMPREHENSIVE INCOME

     Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders' Equity. At June 30, 2001 and December 31, 2000, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations and SFAS 142 Goodwill and Other Intangible Assets. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

NOTE 3. MORTGAGE ASSETS

     At June 30, 2001 and December 31, 2000, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgage loans on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

     At June 30, 2001 and December 31, 2000, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.80% and 8.01%, respectively, based on the reported cost of the assets. At June 30, 2001, 77% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 16% were hybrid mortgages, and 7% were fixed-rate mortgages. At December 31, 2000, 79% of the Mortgage Assets owned by the Company were adjustable-rate mortgages, 17% were hybrid mortgages, and 4% were fixed-rate mortgages. At June 30, 2001 and December 31, 2000, the coupons on 54% and 59% of the adjustable-rate Mortgage Assets were limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months or 2% every year), respectively. The majority of the coupons on the adjustable-rate and hybrid Mortgage Assets owned by the Company are limited by lifetime caps. At June 30, 2001 and December 31, 2000, the weighted average lifetime cap on the adjustable-rate Mortgage Assets was 11.50% and 11.43%, respectively.

     At June 30, 2001 and December 31, 2000, Mortgage Assets consisted of the following:

NET INVESTMENT IN RESIDENTIAL CREDIT ENHANCEMENT INTERESTS

                                                               JUNE 30, 2001        DECEMBER 31, 2000
                                                            MORTGAGE SECURITIES    MORTGAGE SECURITIES
                                                            AVAILABLE-FOR-SALE     AVAILABLE-FOR-SALE
                                                            -------------------    -------------------
                                                                          (IN THOUSANDS)
Current Face..............................................       $266,004               $124,878
Unamortized Discount......................................        (31,824)               (16,883)
Portion Of Discount Designated As A Credit Reserve........        (78,170)               (27,052)
                                                                 --------               --------
Amortized Cost............................................        156,010                 80,943
Gross Unrealized Gains....................................          4,603                  2,646
Gross Unrealized Losses...................................         (1,909)                (2,825)
                                                                 --------               --------
Carrying Value............................................       $158,704               $ 80,764
                                                                 ========               ========

     As the Company purchases residential credit enhancement interests, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company's original expectations, the Company may take a charge to write down the basis in the

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

security, or may designate additional discount as reserve, thus lowering the realized yield. If future credit losses are less than the Company's original estimate, the yield over the remaining life of the security may be adjusted upward. At June 30, 2001 and December 31, 2000, the Company designated $78.2 million and $27.1 million as a credit reserve on its residential credit enhancement interests, respectively.

     The Company adopted the provisions of EITF 99-20 on January 1, 2001, and recorded a $2.4 million charge during the quarter ended March 31, 2001 through the Consolidated Statement of Operations as a cumulative effect of a change in accounting principle for certain mark-to-market adjustments that had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders' Equity. Since this was a reclassification of declines in market values that had previously been recognized in the Company's balance sheet and stockholders' equity accounts, there was no change in book value upon adoption. Any subsequent income statement adjustments under the provisions of EITF 99-20 will be recognized as mark-to-market adjustments under "Realized and unrealized gain or loss on assets." The gains and losses on the sales of mortgage securities available-for-sale are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

     During the three and six months ended June 30, 2001, the Company purchased residential credit enhancement interests of $61.2 million and $81.9 million, respectively. During the three and six months ended June 30, 2000, the Company purchased residential credit enhancement interests classified as available for sale of $22.5 million and $31.6 million, respectively. During both the three and six months ended June 30, 2001, the Company sold residential credit enhancement interests for proceeds of $1.8 million, resulting in no net gain or loss on the sales.

RESIDENTIAL RETAINED LOAN PORTFOLIO

                                             JUNE 30, 2001                       DECEMBER 31, 2000
                                  -----------------------------------   -----------------------------------
                                  HELD-FOR-   HELD-FOR-                 HELD-FOR-   HELD-FOR-
                                    SALE      INVESTMENT     TOTAL        SALE      INVESTMENT     TOTAL
                                  ---------   ----------   ----------   ---------   ----------   ----------
                                                               (IN THOUSANDS)
Current Face....................   $79,890     $973,268    $1,053,158    $6,784     $1,115,386   $1,122,170
Unamortized Discount............      (296)          --          (296)     (126)            --         (126)
Unamortized Premium.............       558       12,170        12,728        --         13,767       13,767
                                   -------     --------    ----------    ------     ----------   ----------
Amortized Cost..................    80,152      985,438     1,065,590     6,658      1,129,153    1,135,811
Reserve for Credit Losses.......        --       (5,120)       (5,120)       --         (4,814)      (4,814)
                                   -------     --------    ----------    ------     ----------   ----------
Carrying Value..................   $80,152     $980,318    $1,060,470    $6,658     $1,124,339   $1,130,997
                                   =======     ========    ==========    ======     ==========   ==========

     The Company recognized gains of $0.1 million and losses of $0.1 million during the three and six months ended June 30, 2000 as a result of LOCOM adjustments on residential mortgage loans held-for-sale. No such losses were recorded during the three and six months ended June 30, 2001. During the three and six months ended June 30, 2001, the Company purchased residential retained loans classified as held-for-sale for $76.3 million. No such purchases were made during the three and six months ended June 30, 2000. During the six months ended June 30, 2000, the Company sold to Holdings residential mortgage loans held-for-sale for proceeds of $380.5 million, resulting in no net gain or loss. These assets were subsequently transferred to Sequoia during the six months ended June 30, 2000, and are classified as part of Mortgage Loans Held-For-Investment and are Bond Collateral for Long-Term Debt (see Note 8).

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

INVESTMENT PORTFOLIO

                                          JUNE 30, 2001                              DECEMBER 31, 2000
                            ------------------------------------------   ------------------------------------------
                             MORTGAGE         MORTGAGE                    MORTGAGE         MORTGAGE
                            SECURITIES       SECURITIES                  SECURITIES       SECURITIES
                             TRADING     AVAILABLE-FOR-SALE    TOTAL      TRADING     AVAILABLE-FOR-SALE    TOTAL
                            ----------   ------------------   --------   ----------   ------------------   --------
                                                                (IN THOUSANDS)
Current Face..............   $699,434         $26,348         $725,782    $751,449          $5,500         $756,949
Unamortized Discount......       (176)           (304)            (480)       (388)           (427)            (815)
Unamortized Premium.......      8,699           5,189           13,888       8,551              --            8,551
                             --------         -------         --------    --------          ------         --------
Unamortized Cost..........    707,957          31,233          739,190     759,612           5,073          764,685
Gross Unrealized Gains....         --             153              153          --             105              105
Gross Unrealized Losses...         --            (156)            (156)         --             (15)             (15)
                             --------         -------         --------    --------          ------         --------
Carrying Value............   $707,957         $31,230         $739,187    $759,612          $5,163         $764,775
                             ========         =======         ========    ========          ======         ========
Agency....................   $437,560              --         $437,560    $521,204              --         $521,204
Non-Agency................    270,397          31,230          301,627     238,408           5,163          243,571
                             --------         -------         --------    --------          ------         --------
Carrying Value............   $707,957         $31,230         $739,187    $759,612          $5,163         $764,775
                             ========         =======         ========    ========          ======         ========

     For the three and six months ended June 30, 2001, the Company recognized net market value losses of $0.4 million and net market value gains of $0.4 million on mortgage securities classified as trading, respectively. For the three and six months ended June 30, 2000, the Company recognized net market losses of $0.9 million and $1.8 million on mortgage securities classified as trading, respectively.

     During the six months ended June 30, 2001, the Company purchased investment portfolio securities classified as trading for $296.9 million. During the three and six months ended June 30, 2000, the Company purchased investment portfolio securities classified as trading for $14.2 million and $179.6 million, respectively. During the three and six months ended June 30, 2001, the Company sold investment portfolio securities classified as trading for proceeds of $162.8 million and $170.7 million, respectively. During the three and six months ended June 30, 2000, the Company sold investment portfolio securities classified as trading for proceeds of $27.9 million and $77.3 million, respectively.

     During the three and six months ended June 30, 2001, the Company purchased investment portfolio securities classified as available-for-sale for $16.0 million and $29.2 million, respectively. No such purchases were made during the three and six months ended June 30, 2000. During the six months ended June 30, 2001, the Company sold investment portfolio securities classified as available-for-sale for proceeds of $3.0 million, resulting in a net gain of $0.1 million. No such sales were made during the six months ended June 30, 2000. The market value adjustments are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

COMMERCIAL RETAINED LOAN PORTFOLIO

                                                  JUNE 30, 2001                    DECEMBER 31, 2000
                                         --------------------------------   --------------------------------
                                         HELD-FOR-   HELD-FOR-              HELD-FOR-   HELD-FOR-
                                           SALE      INVESTMENT    TOTAL      SALE      INVESTMENT    TOTAL
                                         ---------   ----------   -------   ---------   ----------   -------
                                                                   (IN THOUSANDS)
Current Face...........................   $31,821     $36,144     $67,965    $34,275     $23,425     $57,700
Unamortized Discount...................      (644)       (278)       (922)        --        (531)       (531)
                                          -------     -------     -------    -------     -------     -------
Carrying Value.........................   $31,177     $35,866     $67,043    $34,275     $22,894     $57,169
                                          =======     =======     =======    =======     =======     =======

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

     During the three and six months ended June 30, 2001, the Company sold commercial mortgage loans classified as held-for-investment for sales proceeds of $0.7 million and $2.4, resulting in no net gain or loss on the sale. No such sales occurred during the three and six months ended June 30, 2000. During the three and six months ended June 30, 2001, the Company originated commercial retained loans classified as held-for-sale for $1.4 million. During the three and six months ended June 30, 2000, the Company originated commercial retained loans classified as held-for-sale for $9.8 million and $35.5 million, respectively.

     During the six months ended June 30, 2000, Redwood Trust sold commercial mortgage loans to Redwood Commercial Funding ("RCF"), a subsidiary of Holdings, for proceeds of $25.3 million. Pursuant to Master Forward Commitment Agreements, all commercial mortgage loans purchased by Redwood Trust were sold to RCF at the same price for which the Redwood Trust acquires the commercial mortgage loans (see Note 12). While Master Forward Sales Agreements are still in place, such activity is not reflected in the June 30, 2001 consolidated financial statements. Accordingly, there were no LOCOM adjustments or gains on sales related to commercial mortgage loans sold to RCF during the three months ended June 30, 2001 and 2000.

NOTE 4. RESERVE FOR CREDIT LOSSES

     The Reserve for Credit Losses on Residential Mortgage Loans
Held-For-Investment is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses on Residential Mortgage Loans Held-For-Investment activity:

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   2001       2000       2001      2000
                                                  -------    -------    ------    ------
                                                              (IN THOUSANDS)
Balance at beginning of period..................  $4,968     $4,244     $4,814    $4,125
Provision for credit losses.....................     164        128        348       247
Charge-offs.....................................     (12)       (29)       (42)      (29)
                                                  ------     ------     ------    ------
Balance at end of period........................  $5,120     $4,343     $5,120    $4,343
                                                  ======     ======     ======    ======

     There is no reserve for credit losses at June 30, 2001 or December 31, 2000 for the commercial retained mortgage loan held-for-investment portfolio.

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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

     The components of the collateral for the Company's long-term debt are summarized as follows:

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                             ----------    ------------
                                                                   (IN THOUSANDS)
Residential Mortgage Loans:
  Residential Retained Loan Portfolio Held-For-Sale........  $       78     $      315
  Residential Retained Loan Portfolio
     Held-For-Investment...................................     980,318      1,124,339
Restricted cash............................................       2,444          3,729
Accrued interest receivable................................       4,985          7,010
                                                             ----------     ----------
Total Residential Collateral...............................  $  987,825     $1,135,393
Commercial Mortgage Loans Held-For-Investment..............  $   20,626     $       --
                                                             ----------     ----------
Total Long-Term Debt Collateral............................  $1,008,451     $1,135,393
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

     During the three and six months ended June 30, 2001, the Company recognized net market value gains of $0.1 million and net market value losses of $0.4 million on Interest Rate Agreements. During the three and six months ended June 30, 2000, the Company recognized net market value losses of $0.5 million and $0.7 million on Interest Rate Agreements. The market value gains and losses are reflected as a component of "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations.

     The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties. The cash and collateral held by counterparties are included in "Restricted Cash" and "Mortgage Securities Trading" on the Consolidated Balance Sheets.

                                              NOTIONAL AMOUNTS             CREDIT EXPOSURE
                                          -------------------------    -----------------------
                                           JUNE 30,    DECEMBER 31,    JUNE 30,   DECEMBER 31,
                                             2001          2000          2001         2000
                                          ----------   ------------    --------   ------------
                                                             (IN THOUSANDS)
Interest Rate Options Purchased.........  $1,207,300    $1,490,300          --           --
Interest Rate Swaps.....................      55,000         5,000      $4,154       $2,814
Interest Rate Futures and Forwards......     133,000       506,600         863          948
                                          ----------    ----------      ------       ------
Total...................................  $1,395,300    $2,001,900      $5,017       $3,762
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

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

     At June 30, 2001, the Company had $0.9 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 4.45% and a weighted-average remaining maturity of 119 days. This debt was

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

collateralized with $0.9 million of Mortgage Assets. At December 31, 2000, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.85% and a weighted-average remaining maturity of 122 days. This debt was collateralized with $0.8 billion of Mortgage Assets.

     At June 30, 2001 and December 31, 2000, the Short-Term Debt had the following remaining maturities:

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                       --------    ------------
                                                            (IN THOUSANDS)
Within 30 days.......................................  $129,765      $100,885
31 to 90 days........................................   398,888       268,867
Over 90 days.........................................   332,573       386,470
                                                       --------      --------
Total Short-Term Debt................................  $861,226      $756,222
                                                       ========      ========

     For both the three and six months ended June 30, 2001, the average balance of Short-Term Debt was $0.9 billion with a weighted-average interest cost of 4.82% and 5.35%, respectively. For the three and six months ended June 30, 2000, the average balance of Short-Term Debt was $0.9 billion and $1.0 billion with a weighted-average interest cost of 6.47% and 6.34%, respectively. The maximum balance outstanding during the six months ended June 30, 2001 and 2000, was $1.0 billion and $1.3 billion, respectively. The Company met all of it debt covenants for its short-term borrowing arrangements and credit facilities during the six months ended June 30, 2001 and 2000.

     In addition to the committed facilities listed below, the Company has uncommitted facilities with credit lines in excess of $4.4 billion at June 30, 2001. It is the intention of the Company's management to renew committed and uncommitted facilities, if and as needed.

     In March 2000, the Company entered into a $50 million committed revolving mortgage warehousing credit facility. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was extended through August 2001 and was increased to $70 million. At June 30, 2001, the Company had borrowings under this facility of $31.2 million. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may extend beyond the expiration date of the facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate ("LIBOR"). At June 30, 2001, the weighted average borrowing rate under this facility was 5.76%. This committed facility expires in August 2001.

     In July 2000, the Company renewed for one year, a $30 million committed master loan and security agreement with a Wall Street Firm. The facility is intended to finance newly originated commercial mortgage loans. In September 2000, this facility was increased to $50 million. At June 30, 2001, the Company had borrowings under this facility of $7.2 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At June 30, 2001, the weighted average borrowing rate under this facility was 5.31%. This committed facility expired in July 2001 and was not renewed by the Company.

     In September 2000, the Company entered into two separate $30 million committed master repurchase agreements with a bank and a Wall Street Firm. These facilities are intended to finance residential mortgage-backed securities with lower than investment grade ratings. At June 30, 2001, the Company had borrowings under these facilities of $36.3 million. Borrowings under these facilities bear interest based on a specified margin over LIBOR. At June 30, 2001, the weighted average borrowing rate under these facilities was 4.76%. These committed facilities expire in September 2001.

     In October 2000, the Company entered into a $20 million committed master repurchase agreement with a Wall Street Firm. This facility is intended to finance residential mortgage-backed securities with lower than

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

investment grade ratings. In May 2001, this facility was increased to $30 million. At June 30, 2001, the Company had borrowings under this facility of $29.9 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At June 30, 2001, the weighted average borrowing rate under this facility was 5.08%. This committed facility expires in October 2001.

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

     For the three and six months ended June 30, 2001, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 5.96% and 6.32%, respectively. For the three and six months ended June 30, 2000, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.65% and 6.51%, respectively. At June 30, 2001 and December 31, 2000, accrued interest payable on Long-Term Debt was $2.3 million and $3.1 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets. For both the three and six months ended June 30, 2001, the average balance of Long-Term Debt was $1.0 billion. For the three and six months ended June 30, 2001, the average balance of Long-Term Debt was $1.3 billion and $1.1 billion, respectively.

     The components of the Long-Term Debt at June 30, 2001 and December 31, 2000 along with selected other information are summarized below:

                                               JUNE 30,         DECEMBER 31,
                                                 2001               2000
                                            ---------------    ---------------
                                                      (IN THOUSANDS)
Residential Long-Term Debt................  $       954,054    $     1,095,909
Commercial Long-Term Debt.................           17,033                 --
Unamortized premium on Long-Term Debt.....            2,685              3,045
Deferred bond issuance costs..............          (2,407)            (3,119)
                                            ---------------    ---------------
          Total Long-Term Debt............  $       971,365    $     1,095,835
                                            ===============    ===============
Range of weighted-average interest rates,
  by series -- residential................    4.45% to 6.35%     6.35% to 7.20%
Stated residential maturities.............      2017 - 2029        2017 - 2029
Number of residential series..............                4                  4
Weighted-average interest
  rates -- commercial.....................             7.13%                --
Stated commercial maturities..............      2002 - 2003                 --
Number of commercial series...............                2                 --

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 9. INCOME TAXES -- HOLDINGS

     The current provision for income taxes for Holdings for the three and six months ended June 30, 2001 and 2000 was $3,200 and is a component of "Operating Expenses" on the Consolidated Statement of Operations. These amounts represent the minimum California franchise taxes. No additional tax provision has been recorded for the three and six months ended June 30, 2001 and 2000, as Holdings reported a loss in years prior to 2001, and during the first six months of 2001. In addition, due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at June 30, 2001 and December 31, 2000. At June 30, 2001 and December 31, 2000, the deferred tax assets and associated valuation allowances were approximately $9.9 million and $9.5 million, respectively. At June 30, 2001 and December 31, 2000, Holdings had net operating loss carryforwards of approximately $25.6 million and $24.6 million for federal tax purposes, and $11.2 million and $11.0 million for state tax purposes, respectively. The federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while the largest portion of the state loss carryforwards expire between 2003 and 2006.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying values and estimated fair values of the Company's financial instruments at June 30, 2001 and December 31, 2000.

                                               JUNE 30, 2001               DECEMBER 31, 2000
                                        ---------------------------   ---------------------------
                                        CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                        --------------   ----------   --------------   ----------
                                                             (IN THOUSANDS)
Assets
  Mortgage Loans
     Residential: held-for-sale.......     $ 80,152       $ 80,152      $    6,658     $    6,658
     Residential:
       held-for-investment............      980,318        978,239       1,124,339      1,113,389
     Commercial: held-for-sale........       31,177         31,177          34,275         34,275
     Commercial:
       held-for-investment............       35,866         35,866          22,894         22,894
  Mortgage Securities
     Residential: trading.............      707,957        707,957         759,612        759,612
     Residential:
       available-for-sale.............       31,230         31,230          85,927         85,927
  Interest Rate Agreements............           79             79              66             66
  Investment in RWT Holdings, Inc.....           --             --           1,899          1,989
Liabilities
  Short-Term Debt.....................      861,226        861,226         756,222        756,222
  Long-Term Debt......................      971,365        968,203       1,095,835      1,085,368

     The carrying values of all other balance sheet accounts as reflected in the consolidated financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 11. STOCKHOLDERS' EQUITY

  Class B 9.74% Cumulative Convertible Preferred Stock

     On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

(i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. At both June 30, 2001 and December 31, 2000, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.

     In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. The Company did not repurchase any shares of Preferred Stock during the three and six months ended June 30, 2001 and 2000. At June 30, 2001, there remained 142,550 shares available under the authorization for repurchase.

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

     The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. Of these shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At June 30, 2001 and December 31, 2000, 437,975 and 476,854 shares of Common Stock, respectively, were available for grant. At June 30, 2001, 28,000 shares of restricted stock had been granted. No restricted stock had been granted prior to December 31, 2000. At June 30, 2001 and December 31, 2000, 324,152 and 328,152 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted and restricted stock awarded under the Plan vest no earlier than ratably over a four-year period from the date of grant or award and all stock options granted expire within ten years after the date of grant.

     The Company has granted stock options that accrue and pay stock and cash DERs. This feature results in current operating expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its common dividends or the market price of the Common Stock increases, such operating expenses may increase. For the three and six months ended June 30, 2001, the Company accrued cash and stock DER expenses of $1.0 million and $1.7 million, respectively. For the three and six months ended June 30, 2000, the Company accrued cash and stock DER expenses of $0.5 million and $1.0 million, respectively. Stock DERs represent shares of stock which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board ("APB") Opinion 25. For the three and six months ended June 30, 2001, the Company recognized variable stock option expense of $0.5 million and $0.7 million, respectively. The number of stock DER shares accrued is based on the level of the Company's common stock dividends and on the price of the common stock on the related dividend payment date. At June 30, 2001 and December 31, 2000, there were 170,318 and 166,451 unexercised options with stock DERs under the Plan, respectively. Cash DERs are

                      REDWOOD TRUST, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (UNAUDITED)

accrued and paid based on the level of the Company's common stock dividend. At June 30, 2001 and December 31, 2000, there were 1,159,372 and 1,180,797 unexercised options with cash DERs under the Plan, respectively. At June 30, 2001 and December 31, 2000, there were 150,019 and 147,550 outstanding stock options that did not have DERs, respectively.

     A summary of the status of the Company's stock options issued under the Plan as of June 30 and changes during the three months ending on that date is presented below.

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                     ----------------------------   ----------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                     ---------   ----------------   ---------   ----------------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Outstanding options at beginning of
  period...........................  1,476,381        $22.40        1,494,798        $22.32
  Options granted..................     10,469        $18.16           14,469        $18.67
  Options exercised................         --            --          (25,967)       $14.00
  Options canceled.................    (11,000)       $23.44          (11,500)       $23.25
  Dividend equivalent rights
     earned........................      3,859            --            7,909            --
                                     ---------                      ---------
Outstanding options at June 30,
  2001.............................  1,479,709        $22.30        1,479,709        $22.30
                                     =========                      =========

  Common Stock Repurchases

     Since September 1997, the Company's Board of Directors has approved the repurchase of 7,455,000 shares of the Company's Common Stock. Pursuant to this repurchase program, the Company did not repurchase any shares of Common Stock during the three months ended June 30, 2001 and 2000. At June 30, 2001, there remained 1,000,000 shares available under the authorization for repurchase. Common stock previously repurchased has been returned to the Company's authorized but unissued shares of Common Stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     At June 30, 2001, the Company had entered into commitments to purchase $19 million of residential mortgage loans for settlement during July 2001. At June 30, 2001, the Company has committed to fund an additional $4 million on its commercial mortgage loans to existing borrowers, provided the borrowers meet certain conditions.

     At June 30, 2001, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases is $3.2 million and is expected to be recognized as follows: 2001 -- $0.5 million; 2002 -- $0.7 million; 2003 -- $0.7 million; 2004 -- $0.6 million; 2005 -- $0.5 million; 2006 -- $0.2 million.

NOTE 13. SUBSEQUENT EVENTS

     In July 2001, the Company completed a secondary offering of 1,092,500 shares of common stock for net proceeds of $24 million to fund the expansion of its residential loan finance business.

     On August 9, 2001, the Company's Board of Directors declared both a special and a regular common stock dividend for the third quarter of 2001. The special third quarter cash dividend of $0.18 per common share is payable on August 31, 2001 to shareholders of record on August 20, 2001. The regular quarterly cash dividend for the third quarter of $0.57 per common share is payable on October 22, 2001 to shareholders of record as of September 28, 2001. The Board of Directors also declared the third quarter preferred dividend of $0.755 per share, payable on October 22, 2001, to preferred shareholders of record as of September 28, 2001.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, any forward-looking events discussed herein might not occur. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, among other things, credit results for our mortgage assets, our cash flows and liquidity, changes in interest rates and market values on our mortgage assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of mortgage assets and the credit status of borrowers, and the level of liquidity in the capital markets, as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in the Company's Form 10-K for the year ended December 31, 2000. Other factors not presently identified may also cause actual results to differ. We continuously update and revise our estimates based on actual conditions experienced. It is not practicable to publish all such revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements included above will continue to be accurate in the future. Throughout this Form 10-Q and other company documents, the words "believe", "expect", "anticipate", "intend", "aim", "will", and similar words identify "forward-looking" statements.

     This Form 10-Q contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers. In addition, some of the historical presentations contained herein have been restated to conform to current formats.

REDWOOD TRUST

     Redwood Trust is a real estate finance company specializing in owning, financing, and credit enhancing high-quality jumbo residential mortgage loans nationwide. Jumbo residential loans have mortgage balances that exceed the financing limit imposed on Fannie Mae and Freddie Mac, both of which are United States government-sponsored real estate finance entities. Most of the loans that we finance have mortgage loan balances between $275,000 and $600,000.

     We finance high-quality jumbo loans in two ways -- through our residential credit enhancement portfolio and our residential retained loan portfolio. In our residential credit enhancement portfolio, we enable the securitization and funding of mortgage loans in the capital markets by committing our capital to partially credit enhance the mortgage loans. We do this by structuring and acquiring subordinated credit enhancement interests that are created at the time the mortgage loans are securitized. After we have credit enhanced these mortgage loans, collateralized mortgage-backed securities can be created with investment grade debt ratings and then sold into the global capital markets to fund the underlying mortgages. In essence, we perform the equivalent of a guarantee or insurance function with respect to these mortgage loans. At June 30, 2001, the aggregate principal value of the loans we credit enhanced in our credit enhancement portfolio was $38 billion.

     In our residential retained mortgage loan portfolio, we acquire mortgage loans and hold them on our balance sheet to earn interest income. We typically fund the purchase of these mortgage loans through the issuance of long-term amortizing debt. At June 30, 2001, the aggregate principal value of loans in our residential retained loan portfolio was $1 billion.

     We have elected and anticipate that we will continue to be organized as a real estate investment trust ("REIT"). As a REIT, we distribute substantially all of our net taxable earnings to stockholders as dividends. As long as we retain our REIT status, we will not pay most types of corporate income taxes.

RESULTS OF OPERATIONS

  Earnings Per Share Summary

     Core earnings were $0.80 per share for the second quarter of 2001, an increase of 57% over second quarter 2000 core earnings of $0.51 per share. Reported earnings per share for the second quarter of 2001 doubled to $0.70 from second quarter 2000 reported earnings per share of $0.35. Reported earnings include mark-to-market adjustments to certain assets, hedges, and variable stock options.

     Core earnings for the first six months of 2001 were $1.53 per share, an increase of 50% over core earnings for the first six months of 2000 of $1.02 per share.

     Reported earnings for the first six months in 2001 doubled to $1.44 per share from the $0.72 per share we reported for the first six months of 2000.

     Our regular common stock dividend was $0.50 for the first quarter of 2001 and $0.55 per share and for the second quarter of 2001. For the third quarter of 2001, the Board of Directors at its meeting on August 9, 2001, declared both a regular cash dividend of $0.57 per common share and a special cash dividend of $0.18 per common share.

  Net Interest Income After Credit Expenses

     Net interest income after credit expenses rose from $7.9 million in the second quarter of 2000 to $11.4 million in the second quarter of 2001. We benefited from our continuing strategy of increasing our high-quality jumbo residential mortgage loan business, a business where we believe we have a solid competitive position and favorable long-term market trends. We also benefited from rapidly falling interest rates in the second quarter of 2001, as our cost of funds declined faster than our asset yields. Net interest income divided by average equity increased from 14.78% in the second quarter of 2000 to 20.76% in the second quarter of 2001.

     We believe that we have reduced the potential sensitivity of our net interest income and earnings to changes in interest rates and prepayment rates, although earnings are still sensitive to such market factors. We generally maintained or increased our portfolio margins last year when short-term interest rates increased. Although we believe that over time we have increased the stability of our margins, as part of our asset/liability strategy we have allowed for the possibility of increased margins on a temporary basis following periods of short-term interest rate decline. This allowed us to benefit in the first half of 2001 from the recent fall in short-term interest rates. We currently expect that earnings per share in the second half of 2001 may decline from the $1.53 per share of core earnings we generated in the first half of 2001 as the exceptional benefit we are currently experiencing from falling short-term interest rates may prove to be temporary.

     The ongoing changes we continue to make in our product mix, emphasizing residential loan products rather than the mortgage securities in our investment portfolio, are designed to increase our normalized, sustainable, long-term rate of earnings, cash flow, and dividends.

TABLE 1
NET INTEREST INCOME
(ALL DOLLARS IN THOUSANDS)

                           TOTAL                     NET                            INTEREST     INTEREST
                          INTEREST                 INTEREST                           RATE         RATE        NET
                           INCOME      COST OF      INCOME               COST OF     SPREAD       MARGIN     INTEREST
                          REVENUES      FUNDS       AFTER      EARNING    FUNDS      AFTER        AFTER      INCOME/
                        AFTER CREDIT     PLUS       CREDIT      ASSET     PLUS       CREDIT       CREDIT     AVERAGE
                         PROVISIONS    HEDGING    PROVISIONS    YIELD    HEDGING   PROVISIONS   PROVISIONS    EQUITY
                        ------------   --------   ----------   -------   -------   ----------   ----------   --------
Q2: 2000..............    $43,008      $(35,133)   $ 7,875      7.54%     6.62%       0.92%        1.34%      14.78%
Q3: 2000..............     41,679       (34,694)     6,985      7.62%     6.87%       0.75%        1.25%      13.10%
Q4: 2000..............     41,755       (33,845)     7,910      7.88%     6.96%       0.92%        1.46%      14.68%
Q1: 2001..............     41,637       (31,413)    10,224      7.72%     6.34%       1.38%        1.85%      18.83%
Q2: 2001..............     38,453       (27,010)    11,443      7.18%     5.45%       1.73%        2.06%      20.76%
Six Months: 2000......    $85,827      $(70,064)   $15,763      7.39%     6.48%       0.91%        1.32%      14.77%
Six Months: 2001......     80,090       (58,423)    21,667      7.45%     5.90%       1.55%        1.95%      19.80%

  Revenues Summary

     Interest income revenues (after credit expenses) declined from $43.0 million in the second quarter of 2000 to $38.5 million in the second quarter of 2001. Average earning assets yields decreased from 7.54% to 7.18% with falling interest rates, and our average balance of earning assets (as reported on-balance sheet) fell from $2.3 billion to $2.1 billion. Revenues of $80.1 million for the first six months of 2001 were lower than revenues of $85.8 million in the first six months of 2000 due to lower average balance of earning assets.

     If we continue to shift our product mix towards our credit enhancement portfolio, our reported assets and revenues may continue to decline. Recent declines in short-term interest rates may also reduce our revenue levels as our adjustable rate asset yields adjust to lower index levels. However, we would also expect that borrowings and interest expenses would decline, and that the net result may be an increase in net interest income over time.

TABLE 2
TOTAL INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                                                            RESIDENTIAL
                                                                             RETAINED
                                                                 NET         PORTFOLIO     TOTAL
                                       AVERAGE                 PREMIUM        CREDIT      INTEREST   EARNING
                                       EARNING     COUPON    AMORTIZATION    PROVISION     INCOME     ASSET
                                        ASSETS     INCOME      EXPENSE        EXPENSE     REVENUES    YIELD
                                      ----------   -------   ------------   -----------   --------   -------
Q2: 2000............................  $2,282,889   $43,091     $    45         $(128)     $43,008     7.54%
Q3: 2000............................   2,187,936    42,959      (1,040)         (240)      41,679     7.62%
Q4: 2000............................   2,118,952    42,817        (818)         (244)      41,755     7.88%
Q1: 2001............................   2,156,741    42,690        (869)         (184)      41,637     7.72%
Q2: 2001............................   2,142,496    40,502      (1,885)         (164)      38,453     7.18%
Six Months: 2000....................  $2,323,396   $86,551     $  (477)        $(247)     $85,827     7.39%
Six Months: 2001....................   2,149,579    83,192      (2,754)         (348)      80,090     7.45%

     To provide a greater level of detail on our revenue trends, we discuss revenue and portfolio characteristics by product line below. Each of our product lines is a component of our single business segment of real estate finance.

  Residential Credit Enhancement Portfolio

     The balance of residential loans that we credit enhance increased from $27 billion to $38 billion during the second quarter of 2001. These loans do not appear on our reported balance sheet; only our net investment in the credit enhancement interests for these loans appear on our balance sheet. Credit enhancement revenue increased to $3.4 million in the second quarter of 2001 from $2.1 million in the second quarter of 2000 as our net investment in credit enhancement assets increased. If favorable market conditions continue, we expect to pursue growth in this portfolio throughout the year. However, asset growth was exceptional in the second quarter of 2001 as we closed several large credit enhancement transactions involving high-quality seasoned jumbo residential loans. We would not normally expect to continue future growth at this rate.

     At June 30, 2001, we owned $266 million face value of credit enhancement interests at a cost basis of $159 million. Of the $107 million difference between principal value and our cost, $78 million is designated as credit reserve and $29 million is designated as a purchase discount to be amortized into income over time.

     Our credit enhancement portfolio yield after the effect of credit reserves was 11.97% during the second quarter of 2001, a decline from 16.07% in the second quarter of 2000. This is due primarily to the acquisition of an increased proportion of third loss interests that have lower yields than first or second loss interests due to their lower risk levels. For the same reason, yields for this portfolio fell from 16.43% during the first six months of 2000 to 12.11% during the first six months of 2001.

     We continue to establish what we believe to be an appropriate level of credit reserves upon acquisition of these assets. If future credit results are satisfactory, we may not need all of these reserves. Should this be determined, we will then designate a portion of our internal reserves as discount rather than credit reserve, thus increasing future discount amortization income and future asset yields.

TABLE 3
CREDIT ENHANCEMENT PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                              AVERAGE                            NET         TOTAL
                        AVERAGE    AVERAGE      NET                            DISCOUNT     INTEREST
                       PRINCIPAL    CREDIT    DISCOUNT   AVERAGE    COUPON   AMORTIZATION    INCOME
                         VALUE     RESERVE    BALANCE     BASIS     INCOME      INCOME      REVENUES   YIELD
                       ---------   --------   --------   --------   ------   ------------   --------   -----
Q2: 2000.............  $ 77,173    $(16,361)  $ (7,654)  $ 53,158   $1,412      $  723       $2,135    16.07%
Q3: 2000.............   100,857     (21,484)   (11,956)    67,417    1,928         356        2,284    13.55%
Q4: 2000.............   113,370     (24,596)   (12,514)    76,260    2,144         346        2,490    13.06%
Q1: 2001.............   135,471     (31,415)   (18,260)    85,796    2,516         126        2,642    12.32%
Q2: 2001.............   184,472     (48,845)   (21,920)   113,707    3,242         161        3,403    11.97%
Six Months: 2000.....  $ 66,806    $(13,964)  $ (7,206)  $ 45,636   $2,460      $1,290       $3,750    16.43%
Six Months: 2001.....   160,106     (40,178)   (20,100)    99,828    5,758         287        6,045    12.11%

     Credit losses for the entire $38 billion portfolio that we credit enhanced at June 30, 2001 totaled $1.0 million in the second quarter of 2001. The annualized rate of credit loss was 1 basis point (0.01%) of the portfolio. Of this loss, $0.8 million was borne by the external credit enhancements to our positions and $0.2 million was incurred by us and charged against our internal reserves. At quarter-end, we had $91 million of external credit enhancements and $78 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of first and second loss interests that are junior to us and are owned by others. Total reserves of $169 million represented 44 basis points (0.44%) of our credit enhancement portfolio of $38 billion. Reserves, credit protections, and risks are specific to each credit-enhancement interest.

     Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit enhancement portfolio increased from 0.23% of the current balances at December 31, 2000 to 0.26% at June 30, 2001. This increase was largely the result of acquisitions of credit enhancement interests on seasoned loan pools that had delinquency levels higher than those of our average portfolio. We expect delinquency and loss rates for our whole loan portfolio to continue to increase from their modest levels, given the weakening economy and the natural seasoning pattern of these loans. Potential future acquisitions of seasoned pools of loans may also increase our average delinquency rate.

TABLE 4
TOTAL RESIDENTIAL CREDIT ENHANCEMENT PORTFOLIO -- CREDIT RESULTS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                                                         LOSSES                   TOTAL
                                                           REDWOOD'S       TO                     CREDIT
                           UNDERLYING     DELINQUENCIES    SHARE OF     EXTERNAL      TOTAL     LOSSES AS
                            MORTGAGE     ---------------    CREDIT       CREDIT      CREDIT     % OF LOANS
                              LOANS         $        %      LOSSES     ENHANCEMENT   LOSSES    (ANNUALIZED)
                           -----------   -------   -----   ---------   -----------   -------   ------------
Q2: 2000.................  $20,925,931   $45,999    0.22%    $(187)      $(1,350)    $(1,537)      0.03%
Q3: 2000.................   21,609,785    58,102    0.27%     (245)         (345)       (590)      0.01%
Q4: 2000.................   22,633,860    51,709    0.23%      (56)       (1,512)     (1,568)      0.03%
Q1: 2001.................   27,081,361    63,893    0.24%      (55)         (550)       (605)      0.01%
Q2: 2001.................   38,278,631    98,287    0.26%     (196)         (824)     (1,020)      0.01%
Six Months: 2000.........  $20,925,931   $45,999    0.22%    $(457)      $(1,893)    $(2,350)      0.03%
Six Months: 2001.........   38,278,631    98,287    0.26%     (251)       (1,374)     (1,625)      0.01%

     Most of the loans we credit enhance are "A+" quality loans. We refer to loans as A+ quality when they generally meet the secondary mortgage market standards for top quality loans. We also credit enhance a smaller amount of "Alt-A" loans. Generally, Alt-A loans are A-quality loans made to A-quality borrowers that have specific requirements that are exceptions to standard A+ jumbo underwriting criteria. Alt-A loan pools, for instance, may contain higher levels of self-employed borrowers, limited documentation loans, second homes, investor properties, and 2-4 family properties. The following two tables present the credit performance for these two subsets of our total credit enhancement portfolio.

TABLE 5
CREDIT ENHANCEMENT PORTFOLIO - CREDIT RESULTS FOR ALT-A LOANS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                                                          LOSSES                   TOTAL
                                                            REDWOOD'S       TO                     CREDIT
                              UNDERLYING   DELINQUENCIES    SHARE OF     EXTERNAL      TOTAL     LOSSES AS
                               MORTGAGE    --------------    CREDIT       CREDIT      CREDIT     % OF LOANS
                                LOANS         $       %      LOSSES     ENHANCEMENT   LOSSES    (ANNUALIZED)
                              ----------   -------   ----   ---------   -----------   -------   ------------
Q2: 2000....................   $649,090    $32,981   5.08%    $(181)      $(1,329)    $(1,510)      0.93%
Q3: 2000....................    613,682     36,010   5.87%     (241)         (277)       (518)      0.34%
Q4: 2000....................    562,696     28,990   5.15%      (54)         (858)       (912)      0.65%
Q1: 2001....................    512,025     26,836   5.24%      (53)         (546)       (599)      0.47%
Q2: 2001....................    439,077     25,754   5.87%     (184)         (348)       (532)      0.48%
Six Months: 2000............   $649,090    $32,981   5.08%    $(450)      $(1,869)    $(2,319)      0.71%
Six Months: 2001............    439,077     25,574   5.87%     (237)         (894)     (1,131)      0.52%

     Delinquencies as a percentage of current loan balances for Alt-A loans appear high in part because these are highly seasoned pools where most of the original loans in these pools have prepaid. Credit losses in these pools have been declining. Our total internal and external credit reserves for this sub-set of our credit-enhancement portfolio were $22.2 million at June 30, 2001.

     For the A+ loans in our credit enhancement portfolio, delinquencies as a percentage of current loan balances rose slightly in the second quarter of 2001 largely due to the acquisition of credit-enhancement interests in seasoned portfolios.

TABLE 6
CREDIT ENHANCEMENT PORTFOLIO -- CREDIT RESULTS FOR A+ LOANS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                                                          LOSSES                  TOTAL
                                                            REDWOOD'S       TO                    CREDIT
                             UNDERLYING    DELINQUENCIES    SHARE OF     EXTERNAL     TOTAL     LOSSES AS
                              MORTGAGE     --------------    CREDIT       CREDIT      CREDIT    % OF LOANS
                                LOANS         $       %      LOSSES     ENHANCEMENT   LOSSES   (ANNUALIZED)
                             -----------   -------   ----   ---------   -----------   ------   ------------
Q2: 2000...................  $20,276,841   $13,018   0.06%    $ (6)        $ (21)     $ (27)       0.00%
Q3: 2000...................   20,996,103    22,092   0.11%      (4)          (68)       (72)       0.00%
Q4: 2000...................   22,071,164    22,719   0.10%      (2)         (654)      (656)       0.01%
Q1: 2001...................   26,569,336    37,057   0.14%      (2)           (4)        (6)       0.00%
Q2: 2001...................   37,839,554    72,533   0.19%     (12)         (476)      (488)       0.01%
Six Months: 2000...........  $20,276,841   $13,018   0.06%    $ (7)        $ (24)     $ (31)       0.00%
Six Months: 2001...........   37,839,554    72,533   0.19%     (14)         (480)      (494)       0.01%

     At June 30, 2001, we credit enhanced over 105,700 loans (with a principal value of $38 billion) in our total credit enhancement portfolio. Of these, 61% were fixed-rate loans, 20% were hybrid loans (loans that become adjustable after a 3 to 10 year fixed rate period), and 19% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $362,100. At June 30, 2001, loans with principal balances of $600,000 or less comprised 92% of the total number of such loans and 81% of the total balance of such loans. We credit-enhanced 1,269 loans with principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $1.7 billion. Loans over $1 million were 1% of the total number of loans and 4% of the total balance of loans that we credit-enhanced at quarter-end.

TABLE 7
CREDIT ENHANCEMENT PORTFOLIO RESERVES
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                        JUN.        SEP.        DEC.        MAR.        JUN.
                                        2000        2000        2000        2001        2001
                                      --------    --------    --------    --------    --------
Total Credit Enhancement Portfolio
Internal Credit Reserves............  $ 20,829    $ 22,139    $ 27,052    $ 35,722    $ 78,170
External Credit Enhancement.........    79,403      78,564      86,840      86,600      91,004
                                      --------    --------    --------    --------    --------
Total Credit Protection.............  $100,232    $100,703    $113,892    $122,322    $169,174
As % of Total Portfolio.............      0.48%       0.47%       0.50%       0.45%       0.44%
"Alt-A" Portfolio
Internal Credit Reserves............  $  4,128    $  3,925    $  3,789    $  4,565    $  4,061
External Credit Enhancement.........    25,315      24,493      22,011      20,250      18,098
                                      --------    --------    --------    --------    --------
Total Credit Protection.............  $ 29,443    $ 28,418    $ 25,800    $ 24,815    $ 22,159
As % of "Alt-A" Portfolio...........      4.54%       4.63%       4.59%       4.85%       5.05%
"A+" Portfolio
Internal Credit Reserves............  $ 16,701    $ 18,214    $ 23,263    $ 31,157    $ 74,109
External Credit Enhancement.........    54,088      54,071      64,829      66,350      72,906
                                      --------    --------    --------    --------    --------
Total Credit Protection.............  $ 70,789    $ 72,285    $ 88,092    $ 97,507    $147,015
As % of "A+" Portfolio..............      0.35%       0.34%       0.40%       0.37%       0.39%

     The geographic dispersion of our credit enhancement portfolio generally mirrors that of the jumbo residential market as a whole. At June 30, 2001, our loans were most concentrated in the following states: California 54%, New York 5%, New Jersey 3%, Texas 3%, and Massachusetts 3%. No other state had more than 3%.

     Most of the loans that we credit enhance are seasoned. On average, our credit-enhanced loans have 31 months of seasoning. Generally, the credit risk for these loans is reduced as property values have appreciated and the loan balances have amortized. In effect, the current loan-to-value ratio for seasoned loans is often much reduced from the loan-to-value ratio at origination. Of the loans we credit enhanced at June 30, 2001, 21% were originated in year 2001, 14% were originated in 2000, and 65% were originated in 1999 or earlier.

     For 75% of the loans in our portfolio, a FICO credit score was obtained at origination and is available. For these loans, the average FICO score was 723. Borrowers with FICO scores over 720 comprised 58% of the portfolio, those with scores between 680 and 720 comprised 22%, those with scores between 620 and 680 comprised 17%, and those with scores below 620 comprised 3% of our credit enhancement portfolio.

     Loans with loan-to-value ratios ("LTV") at origination in excess of 80% made up 10% of loan balances; we benefit from primary mortgage insurance ("PMI") on 99% of these loans. With this insurance, our effective LTV at origination on these loans is substantially reduced. Our average effective LTV at origination for all the loans we credit enhance (including the effect of PMI, pledged collateral, and other credit enhancements) was 71%. Given housing appreciation and loan amortization, we estimate the average current effective LTV for these loans is roughly 53%.

     For the loans that we credit enhance where the property is in Northern California (26% of the total portfolio), at June 30, 2001 the average loan balance was $386,200, the average FICO score was 724, and the average LTV at origination was 71%. On average, these Northern California loans have 36 months of seasoning, with 22% originated in year 2001, 14% in year 2000, and 64% in years 1999 or earlier. At June 30, 2001, Northern California loans with principal balances of $600,000 or less comprised 91% of the total number of Northern California loans and 81% of the total balance of such loans. At June 30, 2001, 320 of such loans had principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $450 million. They represented 1% of the total number of Northern California loans and 5% of the total balance of Northern California loans. Delinquencies in our Northern California residential credit enhancement portfolio at June 30, 2001 were 0.08% of current loan balance.

     For the 28% of our loans where the homes are located in Southern California, the average loan balance at June 30, 2001 was $383,600, the average FICO score was 718, and the average LTV at origination was 73%. These Southern California loans have 44 months of seasoning, on average, with 17% originated in year 2001, 13% in year 2000, and 70% in years 1999 or earlier. At June 30, 2001, Southern California loans with principal balances of $600,000 or less comprised 90% of the total number of loans and 77% of the total balance of loans. At June 30, 2001, 414 of these loans had principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $595 million. They represented 2% of the total number of Southern California loans and 6% of the total balance of Southern California loans. Delinquencies in our Southern California residential credit enhancement portfolio at June 30, 2001 were 0.24% of current loan balance.

TABLE 8
CREDIT ENHANCEMENT PORTFOLIO - UNDERLYING COLLATERAL CHARACTERISTICS (ALL DOLLARS IN THOUSANDS)

                                            JUN.          SEP.          DEC.          MAR.          JUN.
                                            2000          2000          2000          2001          2001
                                         -----------   -----------   -----------   -----------   -----------
Credit enhancement portfolio...........  $20,925,931   $21,609,785   $22,633,860   $27,081,361   $38,278,631
Number of credit-enhanced loans........       59,779        61,756        63,675        77,011       105,721
Adjustable %...........................           36%           34%           35%           28%           19%
Hybrid %...............................            3%            3%            7%           11%           20%
Fixed %................................           61%           63%           58%           61%           61%
First loss position, principal value...  $    28,262   $    30,782   $    34,959   $    41,156   $    76,386
Second loss position, principal
  value................................       18,089        20,597        30,703        37,197        67,700
Third loss position, principal value...       49,280        54,793        59,216        76,880       121,918
                                         -----------   -----------   -----------   -----------   -----------
Total principal value..................  $    95,631   $   106,172   $   124,878   $   155,233   $   266,004
First loss position, net investment....  $     8,666   $     9,231   $    12,080   $    13,191   $    18,956
Second loss position, net investment...       12,700        14,168        21,109        25,106        43,733
Third loss position, net investment....       36,527        41,719        47,575        62,552        96,015
                                         -----------   -----------   -----------   -----------   -----------
Net investment.........................  $    57,893   $    65,118   $    80,764   $   100,849   $   158,704
Principal value (face value)...........  $    95,631   $   106,172   $   124,878   $   155,233   $   266,004
Internal credit reserves...............      (21,829)      (23,139)      (27,052)      (35,722)      (78,170)
Premium/(Discount) to be amortized.....      (15,909)      (17,915)      (17,062)      (18,662)      (29,130)
                                         -----------   -----------   -----------   -----------   -----------
Net investment.........................  $    57,893   $    65,118   $    80,764   $   100,849   $   158,704
California %...........................           52%           50%           50%           47%           54%
New York...............................            6%            6%            6%            6%            5%
New Jersey.............................            3%            4%            4%            4%            3%
Massachusetts..........................            3%            3%            3%            4%            3%
Texas..................................            3%            3%            3%            4%            3%
Other states...........................           33%           34%           34%           35%           32%
Year 2001 Origination..................            0%            0%            0%            7%           21%
Year 2000 Origination..................            5%           10%           19%           21%           14%
Year 1999 Origination..................           39%           38%           35%           29%           36%
Year 1998 Origination..................           18%           17%           16%           18%           13%
Year 1997 Origination..................            1%            1%            1%            1%            1%
Year 1996 or earlier Origination.......           37%           34%           29%           24%           15%

  Residential Retained Loan Portfolio

     In conjunction with declining yields and a decline in total loan balances, revenues in our residential retained loan portfolio declined over the last year from $23.0 million in the second quarter of 2000 to $16.3 million in the second quarter of 2001. The size of the portfolio was lower due to principal repayments not being completely replaced by new purchases. Yields fell during this time period due to falling interest rates. Late in the second quarter of 2001, we acquired $76 million of high-quality jumbo residential whole loans. We have acquired additional residential whole loans in the third quarter of 2001 and continue to evaluate several additional acquisition opportunities. Due to these acquisitions, revenues in this portfolio may increase over the next few quarters, in spite of expected falling yields on our existing portfolio as a result of the recent decline in short-term interest rates.

TABLE 9
RESIDENTIAL RETAINED PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                                         ANNUAL
                                    AVERAGE             MORTGAGE                 NET                     TOTAL
                        AVERAGE       NET     AVERAGE    PREPAY                PREMIUM       CREDIT     INTEREST
                       PRINCIPAL    PREMIUM   CREDIT      RATE     COUPON    AMORTIZATION   PROVISION    INCOME
                        BALANCE     BALANCE   RESERVE    (CPR)     INCOME      EXPENSE       EXPENSE    REVENUES   YIELD
                       ----------   -------   -------   --------   -------   ------------   ---------   --------   -----
Q2: 2000.............  $1,276,340   $15,372   $(4,290)     16%     $23,648     $  (515)       $(128)    $23,005    7.15%
Q3: 2000.............   1,202,056   14,760    (4,454)      22%      23,118        (829)        (240)     22,049    7.27%
Q4: 2000.............   1,141,624   14,141    (4,696)      16%      22,316        (611)        (244)     21,461    7.46%
Q1: 2001.............   1,083,943   13,519    (4,895)      21%      20,371        (485)        (184)     19,702    7.21%
Q2: 2001.............   1,007,227   12,747    (5,051)      24%      17,492      (1,065)        (164)     16,263    6.41%
Six Months: 2000.....  $1,306,884   $15,717   $(4,239)     15%     $48,026     $(1,155)       $(247)    $46,624    7.07%
Six Months: 2001.....   1,045,373   13,131    (4,974)      23%      37,863      (1,550)        (348)     35,965    6.83%

     Credit losses were $12,000 in this portfolio in the second quarter of 2001. We experienced an average 14% loss severity (the percentage of our liquidated loan balances that became credit losses upon liquidation, including all foregone interest). Our annualized credit loss rate was less than 1 basis point (0.01%) of current portfolio balances. We charged our $12,000 loss against our credit reserve for this portfolio, which ended the quarter at $5.1 million (0.48% of the portfolio). Delinquencies in this portfolio decreased to 0.46% of the portfolio from 0.50% at the end of 2000. We expect that delinquencies and losses on the current portfolio may increase from their current levels as a result of a weaker economy and the further seasoning of these loans.

TABLE 10
RESIDENTIAL RETAINED PORTFOLIO  -- CREDIT RESULTS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                                               LOSS SEVERITY   REALIZED    ANNUALIZED     ENDING
                          ENDING     DELINQUENT   DELINQUENT   ON LIQUIDATED    CREDIT    CREDIT LOSSES   CREDIT
                         BALANCE       LOANS        LOAN %         LOANS        LOSSES    AS % OF LOANS   RESERVE
                        ----------   ----------   ----------   -------------   --------   -------------   -------
Q2: 2000..............  $1,267,780     $4,968        0.39%           9%          $(42)        0.01%        4,330
Q3: 2000..............   1,186,799      4,330        0.36%           0%             0         0.00%        4,570
Q4: 2000..............   1,130,997      5,667        0.50%           0%             0         0.00%        4,814
Q1: 2001..............   1,071,819      6,371        0.59%          13%           (30)        0.01%        4,968
Q2: 2001..............   1,060,470      4,913        0.46%          14%           (12)        0.00%        5,120
Six Months: 2000......  $1,267,780     $4,968        0.39%           9%          $(42)        0.00%       $4,330
Six Months: 2001......   1,060,470      4,913        0.46%          13%           (42)        0.01%        5,120

     At June 30, 2001, we owned 3,306 residential loans with a total value of $1.1 billion. These were all "A" quality loans at origination. Of the total, 73% were adjustable rate loans and 27% were hybrid loans. Our hybrid loans have fixed rate coupons until December 2002, on average. They will then become adjustable rate loans. The average loan size of our retained portfolio was $320,800. At June 30, 2001, retained loans with principal balances of $600,000 or less comprised 89% of the total number of such loans and 68% of the total balance of such loans. We owned 78 loans with a loan balance over $1 million; the average size of these loans was $1.5 million. Loans with balances over $1 million made up 2% of the loans and 11% of the balances of our total retained loan portfolio. Northern California loans were 13% of the total and Southern California loans were 10% of the total. Loans originated in 1999 or earlier were 93% of the total. Loans where the original loan balance exceeded 80% LTV made up 7% of loan balances; we benefit from PMI on 99% of these loans (serving to substantially lower our effective LTVs). Average effective LTV at origination for our residential retained portfolio (including the effect of PMI, pledged collateral, and other credit enhancements) was 68%. Given housing appreciation and loan amortization, we estimate the current effective LTV of our retained loan portfolio is roughly 54%.

     We fund most of our residential retained loan portfolio through the issuance of long-term debt through our special purpose subsidiary, Sequoia Mortgage Funding Corporations ("Sequoia"). The financing is non-recourse to Redwood. Our exposure to long-term financed loans is limited to our investment in Sequoia, which, at June 30, 2001, was $32 million or 3.3% of the loan balances financed with long-term debt. Short-term funded residential mortgage loans retained at June 30, 2001 were $80 million. Our current intention is to replace the short-term funding of these retained loans with long-term debt through a Sequoia transaction currently scheduled for the fourth quarter of 2001.

TABLE 11
RETAINED RESIDENTIAL PORTFOLIO -- LOAN CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                      JUN.         SEP.         DEC.         MAR.         JUN.
                                      2000         2000         2000         2001         2001
                                   ----------   ----------   ----------   ----------   ----------
Principal Value (Face Value).....  $1,257,108   $1,177,111   $1,122,170   $1,063,633   $1,053,158
Internal Credit Reserves.........      (4,342)      (4,573)      (4,814)      (4,968)      (5,120)
Premium/(Discount) to be
  amortized......................      15,014       14,261       13,641       13,154       12,432
                                   ----------   ----------   ----------   ----------   ----------
Retained Residential Loans.......  $1,267,780   $1,186,799   $1,130,997   $1,071,819   $1,060,470
Number of loans..................       4,021        3,804        3,633        3,433        3,306
Average loan size................  $      315   $      312   $      311   $      312   $      321
Adjustable %.....................          71%          71%          71%          71%          73%
Hybrid %.........................          29%          29%          29%          29%          27%
Fixed %..........................           0%           0%           0%           0%           0%
California %.....................          25%          25%          25%          24%          23%
Florida..........................           9%           9%           9%           9%           9%
New York.........................           8%           8%           8%           8%           9%
New Jersey.......................           5%           5%           5%           5%           6%
Texas............................           5%           5%           5%           5%           5%
Georgia..........................           5%           5%           5%           5%           4%
Other states.....................          43%          43%          43%          44%          44%
Year 2001 origination............           0%           0%           0%           0%           7%
Year 2000 origination............           0%           0%           0%           0%           0%
Year 1999 origination............          19%          19%          19%          18%          17%
Year 1998 origination............          32%          32%          32%          32%          29%
Year 1997 origination............          37%          37%          37%          38%          36%
Year 1996 or earlier
  origination....................          12%          12%          12%          12%          11%

  Combined Residential Loan Portfolios

     The tables below show certain attributes of our residential credit enhancement portfolio and our residential retained loan portfolio on a combined basis.

TABLE 12
RESIDENTIAL LOAN PORTFOLIO -- CREDIT PROTECTION
(ALL DOLLARS IN THOUSANDS)

                                                     REDWOOD'S                                 AS % OF
                                         TOTAL      RESIDENTIAL    EXTERNAL       TOTAL         TOTAL
                                      RESIDENTIAL     CREDIT        CREDIT        CREDIT     RESIDENTIAL
                                         LOANS        RESERVE     ENHANCEMENT   PROTECTION      LOANS
                                      -----------   -----------   -----------   ----------   -----------
Jun. 2000...........................  $22,193,711     $25,159       $79,403      $104,562       0.47%
Sep. 2000...........................   22,796,584      26,709        78,564       105,273       0.46%
Dec. 2000...........................   23,764,857      31,866        86,840       118,706       0.50%
Mar. 2001...........................   28,153,180      40,690        86,600       127,290       0.45%
Jun. 2001...........................   39,339,101      83,290        91,004       174,294       0.44%

TABLE 13
RESIDENTIAL LOAN PORTFOLIO -- CREDIT PERFORMANCE
(ALL DOLLARS IN THOUSANDS)

                                                                        LOSSES                   TOTAL
                                              AS % OF     REDWOOD'S       TO                     CREDIT
                                               TOTAL      SHARE OF     EXTERNAL      TOTAL     LOSSES AS
                                            RESIDENTIAL    CREDIT       CREDIT      CREDIT     % OF LOANS
                            DELINQUENCIES      LOANS       LOSSES     ENHANCEMENT   LOSSES    (ANNUALIZED)
                            -------------   -----------   ---------   -----------   -------   ------------
Q2: 2000..................    $ 50,967         0.23%        $(229)      $(1,350)    $(1,579)      0.03%
Q3: 2000..................      62,432         0.27%         (245)         (345)       (590)      0.01%
Q4: 2000..................      57,376         0.24%          (56)       (1,512)     (1,568)      0.03%
Q1: 2001..................      70,264         0.25%          (85)         (550)       (635)      0.01%
Q2: 2001..................     103,200         0.26%         (208)         (824)     (1,032)      0.01%
Six Months: 2000..........    $ 50,967         0.23%        $(499)      $(1,893)    $(2,392)      0.02%
Six Months: 2001..........     103,200         0.26%         (293)       (1,374)     (1,667)      0.01%

  Investment Portfolio

     Our investment portfolio, which consists primarily of AAA and AA rated mortgage securities, was reduced by $0.3 million from March 31, 2001 to June 30, 2001, reflecting our long-term strategy of emphasizing loan products. The average balance of our investment portfolio during the second quarter of 2001, however, was higher than in recent quarters, due to the timing of various acquisitions and sales of assets within this portfolio. We may increase the size of our investment portfolio on a temporary basis if market conditions change or if we raise new equity capital.

     The yields on this portfolio fell during the second quarter of 2001 due to declining interest rates and faster prepayment speeds. We expect the coupon rates to continue to decrease over the remainder of 2001 as coupons reset as a result of lower short-term interest rates. Prepayment speeds may continue to be high, further suppressing yields in this portfolio.

TABLE 14
INVESTMENT PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                     AVERAGE    MORTGAGE                  NET         TOTAL
                          AVERAGE      NET     PREPAYMENT               PREMIUM      INTEREST
                          EARNING    PREMIUM     RATES      COUPON    AMORTIZATION    INCOME
                           ASSETS    BALANCE     (CPR)      INCOME      EXPENSE      REVENUES   YIELD
                          --------   -------   ----------   -------   ------------   --------   -----
Q2: 2000................  $902,265   $ 7,225       20%      $17,362     $  (163)     $17,199    7.56%
Q3: 2000................   868,159     8,946       20%       17,278        (572)      16,706    7.62%
Q4: 2000................   822,452     9,595       19%       16,832        (591)      16,241    7.81%
Q1: 2001................   874,307    10,164       19%       17,634        (586)      17,048    7.71%
Q2: 2001................   910,793    14,013       31%       17,648      (1,086)      16,562    7.16%
Six Months: 2000........  $923,283   $ 7,671       20%      $34,872     $  (613)     $34,259    7.36%
Six Months: 2001........   892,651    12,099       25%       35,282      (1,672)      33,610    7.43%

     The majority of our investment portfolio consists of residential adjustable-rate securities. The table below presents our investment portfolio by asset category.

TABLE 15
INVESTMENT PORTFOLIO CHARACTERISTICS
(RESIDENTIAL MORTGAGE-BACKED SECURITIES, UNLESS NOTED)
(ALL DOLLARS IN THOUSANDS)

                                 CREDIT       JUN.       SEP.       DEC.        MAR.        JUN.
                                 RATING       2000       2000       2000        2001        2001
                                ---------   --------   --------   --------   ----------   --------
Agency Adjustable.............      "AAA"   $618,964   $624,918   $532,578   $  488,735   $437,560
Jumbo Adjustable..............  AAA or AA    214,470    200,037    191,047      475,947    267,893
Jumbo Short Fixed CMOs........  AAA or AA     14,260     13,843          0            0          0
Home Equity Floaters..........  AAA or AA     23,015     23,015     23,015       19,277     14,600
Home Equity Fixed.............  AAA or AA     12,110     12,314     17,044       13,062     13,026
Interest-Only.................        AAA        233        216        113           71         60
Interest-Only -- Commercial...        AAA          0          0          0        2,534      5,082
CBO Equity -- Mixed...........    B or NR          0          0        978          986        966
                                            --------   --------   --------   ----------   --------
Total Investment Portfolio....              $883,052   $874,343   $764,775   $1,000,612   $739,187
Realized Credit Loses During
  the Quarter.................              $      0   $      0   $      0   $        0   $      0

  Commercial Retained Loan Portfolio

     Our commercial loan portfolio decreased from December 31, 2000 to June 30, 2001 due to loan sales and payoffs. We may acquire additional commercial assets this year. Unless we make additional acquisitions, portfolio balances should continue to decline as loans pay off or we sell some assets. Our yield on our commercial mortgage loans increased primarily due to earlier than expected payoffs, allowing us to recognize deferred origination fees.

TABLE 16
COMMERCIAL PORTFOLIO INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                     AVERAGE
                         AVERAGE       NET                   DISCOUNT       CREDIT       TOTAL
                        PRINCIPAL    DISCOUNT    COUPON    AMORTIZATION    PROVISION    INTEREST
                          VALUE      BALANCE     INCOME       INCOME        EXPENSE      INCOME     YIELD
                        ---------    --------    ------    ------------    ---------    --------    -----
Q2: 2000..............   $15,418     $   (30)    $  393        $  0           $0         $  393     10.21%
Q3: 2000..............    13,982        (265)       367           5            0            372     10.85%
Q4: 2000..............    38,020        (477)       987          39            0          1,026     10.93%
Q1: 2001..............    73,836      (1,208)     1,857          76            0          1,933     10.65%
Q2: 2001..............    70,279        (878)     1,857         104            0          1,961     11.30%
Six Months: 2000......   $12,064     $   (22)    $  604        $  0           $0         $  604     10.03%
Six Months: 2001......    72,048      (1,042)     3,714         180            0          3,894     10.97%

     To date, we have not experienced delinquencies or credit losses in our commercial loan portfolio. We have not established a credit reserve for commercial loans. A slowing economy, and factors particular to each loan, could cause credit issues in the future. If this occurs, we may need to provide for future losses and create a specific credit reserve on an asset by asset basis for our commercial loans held for investment, or reduce the reported market value for our loans held for sale. Other factors may also affect the market value of these loans.

     Our goal is to secure long-term, non-recourse debt for our commercial mortgage loans. We accomplished this by obtaining $17 million of debt for $21 million of our loans in the first half of 2001. We are currently funding the remaining loans with a combination of equity and short and medium-term credit facilities. We continue to seek more permanent funding for this portfolio.

TABLE 17
COMMERCIAL PORTFOLIO LOAN CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                           JUN.        SEP.         DEC.       MAR.       JUN.
                                           2000        2000         2000       2001       2001
                                          -------    ---------    --------    -------    -------
Total Commercial*.......................  $52,282     $64,641     $76,082     $70,077    $67,043
Number of Loans.........................       14          17          20          18         16
Average Loan Size.......................  $ 3,734     $ 3,802     $ 3,804     $ 3,893    $ 4,190
Serious Delinquency $...................  $     0     $     0     $     0     $     0    $     0
Realized Credit losses..................  $     0     $     0     $     0     $     0    $     0
California %............................       61%         69%         73%         71%        68%

---------------
* Includes loans held at RWT Holdings, Inc., which was consolidated with our financials as of January 1, 2001.

  Interest Expense

     Total interest expense declined over the last year from $35.1 million in the second quarter of 2000 to $27.0 million in the second quarter of 2001. This sharp decline was due to the rapid and significant fall in short-term interest rates. For instance, the one-month LIBOR interest rate, which averaged 6.47% during the second quarter of 2000, decreased from 6.56% to 3.86% during the first half of 2001 and averaged 4.27% during the second quarter of 2001. As a result, our cost of funds decreased to 5.45% for the second quarter of 2001 from 6.62% for the second quarter of 2000. Similarly, our cost of funds for the first six months of 2001 was 5.90%, a decrease from our cost of funds of 6.48% in the first six months of 2000.

TABLE 18
INTEREST EXPENSE
(ALL DOLLARS IN THOUSANDS)

                                      LONG      LONG                   SHORT      SHORT               TOTAL      TOTAL
                        AVERAGE       TERM      TERM      AVERAGE       TERM      TERM               INTEREST   COST OF
                          LONG        DEBT      DEBT       SHORT        DEBT      DEBT               EXPENSE     FUNDS
                          TERM      INTEREST   COST OF      TERM      INTEREST   COST OF   COST OF     AND        AND
                          DEBT      EXPENSE     FUNDS       DEBT      EXPENSE     FUNDS    HEDGING   HEDGING    HEDGING
                       ----------   --------   -------   ----------   --------   -------   -------   --------   -------
Q2: 2000.............  $1,258,859   $20,927     6.65%    $  865,068   $13,987     6.47%     0.04%    $35,133     6.62%
Q3: 2000.............   1,191,730    20,449     6.86%       827,114    14,053     6.80%     0.04%     34,694     6.87%
Q4: 2000.............   1,125,898    19,559     6.95%       819,160    14,151     6.91%     0.03%     33,845     6.96%
Q1: 2001.............   1,072,172    17,838     6.65%       910,515    13,444     5.91%     0.03%     31,413     6.34%
Q2: 2001.............   1,018,646    15,167     5.96%       964,543    11,625     4.82%     0.04%     27,010     5.45%
Six Months: 2000.....  $1,115,598   $36,286     6.51%    $1,045,315   $33,151     6.34%     0.06%    $70,064     6.48%
Six Months: 2001.....   1,044,925    33,005     6.32%       937,140    25,069     5.35%     0.04%     58,423     5.90%

     Short-term debt average balances rose slightly during the first half of 2001 to fund temporary increases in our investment portfolio. However, short-term debt outstanding at $0.9 billion at June 30, 2001 was lower than the outstanding balance of $1.0 billion at March 31, 2001. Short-term debt may increase temporarily in the second half of 2001 as we acquire residential whole loans in anticipation of a future securitization and these increases offset a projected decline in our investment portfolio.

     All of our long-term non-recourse debt for our residential loans was issued through our special purpose financing subsidiary, Sequoia Mortgage Funding Corporation ("Sequoia"). Long-term debt declined during the second quarter of 2001 as a result of principal repayments received in our residential retained portfolio. We issued $17 million of new long-term debt during the first half to fund two of our commercial loans to maturity. We hope to issue more long-term debt in the fourth quarter of 2001. In the second quarter of 2001, Fitch IBCA rating agency upgraded the credit ratings on three of our debt issues, Sequoia 3 M1 to M3.

TABLE 19
LONG-TERM DEBT CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                                                                                  PRINCIPAL    INTEREST
                                                                                     ESTIMATED   OUTSTANDING   RATE AT
                        DEBT     ISSUE      ORIGINAL                       STATED    CALLABLE    AT JUNE 30,   JUNE 30,
LONG TERM DEBT ISSUE   RATING    DATE     ISSUE AMOUNT       INDEX        MATURITY     DATE         2001         2001
--------------------   ------   -------   ------------   --------------   --------   ---------   -----------   --------
Sequoia 1 A1.........     AAA   7/29/97    $  334,347          1m LIBOR   2/15/28      Called     $      0        N/A
Sequoia 1 A2.........     AAA   7/29/97       200,000         Fed Funds   2/15/28      Called            0        N/A
Sequoia 2 A1.........     AAA   11/6/97       592,560       1y Treasury   3/30/29        2004      257,871       6.46%
Sequoia 2 A2.........     AAA   11/6/97       156,600          1m LIBOR   3/30/29        2004       68,149       4.15%
Sequoia 3 A1.........     AAA   6/26/98       225,459    Fixed to 12/02   5/31/28     Retired            0        N/A
Sequoia 3 A2.........     AAA   6/26/98        95,000    Fixed to 12/02   5/31/28     Retired            0        N/A
Sequoia 3 A3.........     AAA   6/26/98       164,200    Fixed to 12/02   5/31/28        2002      122,990       6.35%
Sequoia 3 A4.........     AAA   6/26/98       121,923    Fixed to 12/02   5/31/28        2002      121,923       6.25%
Sequoia 3 M1.........  AA/AAA   6/26/98        16,127    Fixed to 12/02   5/31/28        2002       16,127       6.80%
Sequoia 3 M2.........    A/AA   6/26/98         7,741    Fixed to 12/02   5/31/28        2002        7,741       6.80%
Sequoia 3 M3.........   BBB/A   6/26/98         4,838    Fixed to 12/02   5/31/28        2002        4,838       6.80%
Sequoia 1A A1........     AAA    5/4/99       157,266          1m LIBOR   2/15/28        2003       72,761       4.46%
Sequoia 4 A..........     AAA   3/21/00       377,119          1m LIBOR   8/31/24        2008      281,654       4.19%
Commercial 1.........     N/A   3/30/01         8,713          1m LIBOR   11/1/02         N/A        8,713       7.13%
Commercial 2.........     N/A   3/30/01         8,320          1m LIBOR   10/1/03         N/A        8,320       7.13%
                                           ----------                                             --------
Total Long-Term
  Debt...............                      $2,470,213                                             $971,087       5.47%

  Operating Expenses

     Core operating expenses (including Holdings on an as-if consolidated basis in 2000, while excluding closed business units and mark to market adjustments related to variable stock options) were $3.4 million in the second quarter of 2001, $3.0 million in the first quarter of 2001, and $2.8 million in the second quarter of 2000. Fixed expenses remained relatively constant during these periods. Higher performance-based compensation incurred as a result of increased profitability and accounted for most of the increase in operating costs during the 2001 periods.

TABLE 20
OPERATING EXPENSES
(ALL DOLLARS IN THOUSANDS)

                                              VARIABLE
                                                STOCK
                       REDWOOD                 OPTION                                     CORE       CORE       CORE
                         AND       CLOSED     MARK-TO-                                   TOTAL      FIXED     VARIABLE
                       HOLDINGS   BUSINESS     MARKET       CORE     CORE      CORE     EXPENSE/   EXPENSE/   EXPENSE/
                       COMBINED    UNITS     ADJUSTMENTS   TOTAL    FIXED    VARIABLE    EQUITY     EQUITY     EQUITY
                       --------   --------   -----------   ------   ------   --------   --------   --------   --------
Q2: 2000.............   $2,823      $  0        $  0       $2,823   $1,703    $1,120      5.30%      3.20%      2.10%
Q3: 2000.............    2,597         0           0        2,597    1,833       764      4.87%      3.44%      1.43%
Q4: 2000.............    1,798         0           0        1,798    1,401       397      3.34%      2.60%      0.74%
Q1: 2001.............    3,136         0         156        2,980    1,561     1,419      5.49%      2.88%      2.61%
Q2: 2001.............    3,886         0         508        3,378    1,754     1,624      6.13%      3.18%      2.95%
Six Months: 2000.....   $5,822      $197        $  0       $5,625   $3,421    $2,204      5.27%      3.21%      2.06%
Six Months: 2001.....    7,022         0         664        6,358    3,315     3,043      5.81%      3.03%      2.78%

     We believe that a portion of our operating expenses will remain relatively fixed in the event that we increase our equity capital base and increase our real estate finance activities over the next year. Thus, as we grow, we would expect our ratio of fixed core operating expenses to equity to decline. This operating leverage would potentially benefit our earnings and dividends per share.

  Core Earnings

     Core earnings are earnings from ongoing operations before mark-to-market adjustments on certain assets, hedges, and variable stock options.

     Our core earnings were $0.80 per share in the second quarter of 2001, an increase of 57% from the $0.51 per share we earned in the second quarter of 2000. For the first six months of 2001, core earnings were $1.53 per share, an increase of 50% from the $1.02 per share in core earnings generated in the first six months of 2000.

     The table below reconciles core earnings to reported GAAP earnings, showing Holdings and Redwood using the 2001 format for presentation (i.e., as if Holdings had been consolidated with Redwood in 2000).

TABLE 21
CORE EARNINGS AND GAAP EARNINGS
PRESENTED AS IF HOLDINGS WAS CONSOLIDATED IN ALL QUARTERS
(ALL DOLLARS IN THOUSANDS)

                                     CERTAIN      VARIABLE
                                    ASSET AND       STOCK
                                     HEDGES        OPTION                                                    REPORTED
                                    MARK-TO-      MARK-TO-      CLOSED    REPORTED    AVERAGE      CORE        GAAP
                          CORE       MARKET        MARKET      BUSINESS     GAAP      DILUTED    EARNINGS    EARNINGS
                        EARNINGS   ADJUSTMENTS   ADJUSTMENTS    UNITS     EARNINGS    SHARES     PER SHARE   PER SHARE
                        --------   -----------   -----------   --------   --------   ---------   ---------   ---------
Q2: 2000..............  $ 4,495      $(1,452)       $   0        $ 43     $ 3,086    8,883,651     $0.51       $0.35
Q3: 2000..............    3,951          927            0           0       4,878    8,908,399      0.44        0.55
Q4: 2000..............    5,603         (640)           0           0       4,963    8,962,950      0.62        0.55
Q1: 2001..............    6,563          273         (156)          0       6,680    9,065,221      0.73        0.74
Q2: 2001..............    7,384         (413)        (508)          0       6,463    9,184,195      0.80        0.70
Six Months: 2000......  $ 9,031      $(2,616)       $   0        $(46)    $ 6,369    8,862,505     $1.02       $0.72
Six Months: 2001......   13,947         (140)        (664)          0      13,143    9,121,018      1.53        1.44

     For the remainder of 2001, we currently expect net interest income and core earnings to be strong but to decline from first half 2001 levels due to an expected decrease in the rate at which short-term interest rates have been falling. Long-term earnings trends, we believe, are likely to be driven more by credit results, growth, and competition factors in the jumbo residential markets than by interest rate factors.

     Core earnings are not a measure of earnings in accordance with generally accepted accounting principles. It is calculated as GAAP earnings from ongoing operations less mark-to-market adjustments on certain assets, hedges, and variable stock options. Management believes that core earnings provide relevant and useful information regarding our results of operations in addition to GAAP measures of performance. Because all companies and analysts do not calculate non-GAAP measures such as core earnings in the same fashion, core earnings as calculated by us may not be comparable to similarly titled measures reported by other companies.

  Mark-to-Market Adjustments

     Mark-to-market adjustments on certain of our assets, hedges, and variable stock options reduced reported net income by $0.9 million, or $0.10 per share, in the second quarter of 2001 and $0.8 million, or $0.09 per share, in the first half of 2001. The largest negative mark-to-market adjustments in the first half were $0.7 million for variable stock options as a result of an increase in our common stock price and $2.4 million as a result of the cumulative effect of the adoption of new accounting rules under EITF 99-20. The value of our mark-to-market assets and hedges increased by $2.2 million during the first half of 2001, generally as a result of falling interest rates.

     Negative mark-to-market adjustments of $1.5 million ($0.16 per share) for the second quarter of 2000 and $2.6 million ($0.30 per share) for the first half of 2000 reflect decreases in the market values of our mark-to-market assets and hedges, generally as a result of rising interest rates during these periods.

TABLE 22
MARKET VALUE ADJUSTMENTS
PRESENTED AS IF HOLDINGS WAS CONSOLIDATED IN ALL QUARTERS
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           CERTAIN                    VARIABLE
                                          ASSET AND                     STOCK                       TOTAL
                                           HEDGES      CUMULATIVE      OPTION         TOTAL       MARK-TO-
                                          MARK-TO-     EFFECT UPON    MARK-TO-      MARK-TO-       MARKET
                                           MARKET       ADOPTING       MARKET        MARKET      ADJUSTMENTS
                                         ADJUSTMENTS   EITF 99-20    ADJUSTMENTS   ADJUSTMENTS    PER SHARE
                                         -----------   -----------   -----------   -----------   -----------
Q2: 2000...............................    $(1,452)      $     0        $   0        $(1,452)      $(0.16)
Q3: 2000...............................        927             0            0            927         0.10
Q4: 2000...............................       (640)            0            0           (640)       (0.07)
Q1: 2001...............................      2,641        (2,368)        (156)           117         0.01
Q2: 2001...............................       (413)            0         (508)          (921)       (0.10)
Six Months: 2000.......................    $(2,616)      $     0        $   0        $(2,616)      $(0.30)
Six Months: 2001.......................      2,228        (2,368)        (664)          (804)       (0.09)

  Shareholder Wealth

     In the 6.8 years since the commencement of operations at Redwood, cumulative shareholder wealth, as described below, has grown at a compound rate of 18% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus a measure of reinvestment earnings on dividends. In calculating shareholder wealth, we assume that dividends are reinvested through the purchase of additional shares of Redwood at book value. With this assumption, shareholder wealth creation at Redwood can be compared to book value per share growth at a non-REIT company that retains its earnings and compounds book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

     Book value per share was $11.67 in September 1994 when Redwood commenced operations. We increased book value to $22.13 per share at June 30, 2001 through the retention of cash by keeping dividends lower than cash flow, changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $8.37 per share, and reinvestment earnings on those dividends were $5.04 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $35.54 per share during this nearly 6.8-year period. A company that earned an 18% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

TABLE 23
SHAREHOLDER WEALTH
(DOLLARS PER SHARE)

                                               BOOK     YEAR TO                  CUMULATIVE
                                              VALUE     DATE OR                 REINVESTMENT   CUMULATIVE
                                               PER      ANNUAL     CUMULATIVE   EARNINGS ON    SHAREHOLDER
                                              SHARE    DIVIDENDS   DIVIDENDS     DIVIDENDS       WEALTH
                                              ------   ---------   ----------   ------------   -----------
Sep. 94.....................................  $11.67     $0.00       $0.00         $0.00         $11.67
Dec. 94.....................................   10.82      0.25        0.25          0.00          11.07
Dec. 95.....................................   12.38      0.96        1.21          0.09          13.68
Dec. 96.....................................   16.50      1.67        2.88          1.07          20.45
Dec. 97.....................................   21.55      2.15        5.03          3.07          29.65
Dec. 98.....................................   20.27      0.28        5.31          2.67          28.25
Dec. 99.....................................   20.88      0.40        5.71          3.07          29.66
Dec. 00.....................................   21.47      1.61        7.32          4.11          32.90
Jun. 01.....................................   22.13      1.05        8.37          5.04          35.54

  Taxable Income and Dividends

     Our REIT taxable income excludes taxable income earned at our non-REIT subsidiary, Holdings. REIT taxable income differs from reported GAAP income in many material respects; trends in taxable income may differ from trends in core or reported GAAP income. All taxable income results quoted herein should be considered to be current estimates subject to revision.

     We generally intend to distribute as preferred and common stock dividends 100% of our REIT taxable income over time. In order to avoid excise taxes under the REIT tax rules, we anticipate that we will typically seek to declare dividends within each calendar year (including the fourth quarter dividends which are declared in fourth quarter and paid in the following year) equal to at least 85% of REIT taxable income earned during that calendar year plus 100% of the excess of cumulative REIT taxable income over cumulative dividend distributions from the prior year. Our undistributed taxable income (the excess of cumulative REIT taxable income over cumulative dividend distributions) at December 31, 2000 was $2 million.

     For year 2001, through the second quarter, we have declared $10.7 million in preferred and common stock dividends. On August 9, 2001, our Board of Directors declared an increase in our regular quarterly common stock dividend rate for the third quarter of 2001 to $0.57 per share. This dividend is payable on October 22, 2001 to shareholders of record on September 28, 2001. On August 9, 2001, our Board of Directors also declared a special dividend of $0.18 per common share to be paid on August 31, 2001 to shareholders of record on August 20, 2001. We currently estimate that the third quarter dividends on our preferred and common stock will total $8.2 million, assuming we do not issue additional equity prior to September 28, 2001.

     In years such as 2001, when REIT taxable income levels may be exceptional, the Board may declare one or more special dividends in order to meet the annual minimum dividend distribution requirements necessary under the REIT rules to avoid excise taxes while at the same time maintaining a regular common stock dividend rate at a rate that we believe is likely to be sustainable, given our anticipated normalized levels of cash flow generation for the reasonably foreseeable future.

     Our dividend policy with respect to our common stock is subject to revision at the discretion of the Board of Directors. Each distribution will be made at the discretion of the Board of Directors and will depend on our taxable and GAAP earnings, our cash flows and overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of June 30, 2001, full cumulative dividends have been paid on preferred stock. On August 9, 2001, our Board of Directors declared a preferred dividend of $0.755 per share for the third quarter of 2001, payable on October 22, 2001 to preferred shareholders of record on September 28, 2001.

     Distributions to our stockholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. Our Board of Directors may elect to maintain a steady dividend rate during periods of fluctuating taxable income. In such event, the Board may choose to declare dividends that include a return of capital. We will annually furnish to each stockholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the Federal income tax treatment of our distributions, see "Federal Income Tax Considerations -- Taxation of Holders of Redwood Trust's Common Stock" in our Year 2000 Annual Report Form 10-K.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Over the past several quarters, our cash flow from operations has exceeded our earnings and our dividend distributions. In the second quarter of 2001, cash flow from operations was $9.5 million, consisting of earnings of $6.5 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $3.0 million. Our free cash flow, after changes in working capital, property, plant, equipment, and other non-earning assets, was $8.4 million. In addition, we issued $0.5 million in new common stock during the quarter. We used the available cash from these sources to fund our common stock dividend of $4.4 million and to increase our investment in our portfolio activities by $4.5 million.

     Our ability to retain significant amounts of the free cash flow that we generate may be diminished in the future should our minimum dividend distribution requirements increase relative to our free cash flow (see the discussion on "Taxable Income and Dividends" above).

TABLE 24
CASH FLOW
(ALL DOLLARS IN THOUSANDS)

                                           CHANGES
                                             IN                                                          FUNDS
                                CASH       WORKING                                                     AVAILABLE
                                FLOW       CAPITAL     FREE     INVESTMENT               (PURCHASE)/      FOR
                                FROM      AND OTHER    CASH         IN        COMMON        SALE       PORTFOLIO
                             OPERATIONS    ASSETS      FLOW      HOLDINGS    DIVIDENDS    OF STOCK     INVESTING
                             ----------   ---------   -------   ----------   ---------   -----------   ---------
Q2: 2000...................   $ 5,562      $ 1,435    $ 6,997     $1,973      $(3,076)     $    0       $ 5,894
Q3: 2000...................     5,957       (2,315)     3,642          0       (3,516)        381           507
Q4: 2000...................     7,239       (2,275)     4,964          0       (3,700)          2         1,266
Q1: 2001...................     8,006        4,536     12,542          0       (3,876)        986         9,652
Q2: 2001...................     9,467       (1,096)     8,371          0       (4,448)        548         4,471
Six Months: 2000...........   $11,886      $   668    $12,554     $6,972      $(5,272)     $   45       $14,299
Six Months: 2001...........    17,492        3,421     20,913          0       (8,324)      1,534        14,123

     At June 30, 2001, we have over a dozen uncommitted facilities for short-term collateralized debt, with credit approval for over $4 billion of borrowings. We had no difficulty securing short-term borrowings on favorable terms during first half of 2001. Outstanding borrowings under these agreements were $0.8 billion at June 30, 2001, an increase from $0.7 billion at year-end 2000 due to net acquisitions in our investment portfolio, but a decrease from the $0.9 billion at March 31, 2001 due to paydowns and sales.

     We had three committed borrowing facilities for residential assets totaling $90 million and two borrowing facilities for commercial assets totaling $100 million at June 30, 2001. There are certain restrictions regarding the collateral that we can pledge to secure these committed facilities but they generally allow us to fund either our commercial mortgage loans or our residential credit enhancement interests. We continue to meet the debt covenant tests required by our committed bank credit facility agreements and have not experienced difficulty in extending these facilities or negotiating new lines. Outstanding borrowings under these committed agreements were $105 million at June 30, 2001, an increase from the $88 million at December 31, 2000, due to net acquisitions in our credit enhancement portfolio.

     Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed in the event of a decline in the market value, or in the acceptability to lenders of the collateral we pledge to secure short-term borrowings, or for other liquidity needs. We maintained liquidity reserves at or in excess of our policy levels during the first half of 2001. At June 30, 2001, we had $47 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 5% of our short-term debt balances. At December 31, 2000, we had $54 million of liquid assets, equaling 7% of our short-term debt balances.

     At this time, we see no material negative trends that we believe would affect our access to short-term borrowings or bank credit lines, that would suggest that our liquidity reserves would be called upon, or that would likely cause us to be in danger of a covenant default. However, many factors, including ones external to us, may affect our liquidity in the future.

     The $1.0 billion of long-term debt on our June 30, 2001 balance sheet is non-recourse debt. Substantially all this debt was issued through our special purpose financing subsidiaries and is collateralized by residential mortgage loans. The remaining $17 million of this debt is backed by commercial loans and was created through the sale of senior participations. The holders of our long-term debt can look only to the cash flow from the mortgages specifically collateralizing the debt for repayment. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood's general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA rated long-term debt of the type that we issue to fund residential loans through our special purpose financing subsidiaries is a large, global market that has been relatively stable for many years. At this time, we know of no reason why we would not be able to issue more of this debt on reasonable terms if we should choose to do so. The market for senior participations on commercial loans of the types in our portfolio is not large and there can be no assurance that we will be able to sell future participations.

     Excluding short and long term collateralized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $216 million to $224 million thus far in 2001 as a result of asset appreciation, retention of cash flow, and stock issuance of $2 million (through our dividend reinvestment program and exercises of stock options). We raised $24 million of new equity capital in July of 2001. We seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when such issuance is likely to benefit long-term earnings and dividends per share.

     We have not, to date, issued unsecured corporate debt. In the future, we may consider issuing longer-term unsecured corporate debt to supplement our capital base and improve the efficiency of our capital structure.

     The amount of portfolio assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. At June 30, 2001, our minimum capital amounts were: 63% of residential credit enhancement portfolio interests; 100% of net retained interests in residential loan portfolio after long-term debt issuance (Sequoia equity); 7% of short-term debt funded residential whole loans; 9% of investment portfolio securities; and 28% of commercial loan portfolio.

     Our total risk-adjusted capital guideline amount for assets on our balance sheet was $221 million (11% of asset balances) at June 30, 2001. Capital required for outstanding commitments at June 30, 2001 for asset purchases settling later in 2001 was $3 million. At June 30, 2001, we were fully utilizing our capital as our total capital available and our total capital committed were both $224 million.

     At June 30, 2001, our capital base of $224 million supported at-risk assets (excluding long-term funded residential loans owned by financing trusts) of $1.0 billion funded with short-term debt of $0.9 billion. Excluding non-recourse debt and related assets, our equity-to-assets ratio was 22% and our debt to equity ratio was 3.8 times. At year-end 2000, our equity-to-assets ratio was 22% and our debt to equity ratio was 3.5 times. Over the past year, we have generally maintained these ratios within an 18% to 22% range. In the future, our leverage may increase for a period of time from increases in our investment portfolio following issuance of additional equity or following the acquisition of residential loans we eventually intend to securitize.

TABLE 25
RECOURSE ASSETS
(ALL DOLLARS IN THOUSANDS)

                                        AT RISK     RECOURSE                EQUITY TO      RECOURSE DEBT
                                         ASSETS       DEBT      EQUITY    AT-RISK ASSETS     TO EQUITY
                                       ----------   --------   --------   --------------   -------------
Jun. 2000............................  $1,026,281   $806,643   $208,384        20.3%           3.9X
Sep. 2000............................   1,043,621    822,389    210,664        20.2%           3.9X
Dec. 2000............................     983,097    756,222    215,663        21.9%           3.5X
Mar. 2001............................   1,226,951    992,597    221,671        18.2%           4.5X
Jun. 2001............................   1,009,885    861,226    224,014        22.2%           3.8X

RISK MANAGEMENT

     We seek to manage the risks inherent in all financial institutions -- interest rate, market value, liquidity, prepayment, and credit risks -- in a prudent manner designed to insure our longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize a high, steady, and rising dividend and an attractive total rate of return through stock ownership in our company. We seek, to the best of our ability, to only assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

  Market Value Risk

     At June 30, 2001, we owned mortgage securities and loans totaling $0.8 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 97% had adjustable-rate coupons and 3% had fixed-rate coupons. All of our $1.4 billion in notional amounts of interest rate agreements are marked-to-market for income statement purposes. Market value fluctuations for all of our assets and interest rate agreements not only affect our reported earnings, but also can affect our liquidity, especially to the extent these assets are funded with short-term borrowings.

     At June 30, 2001, we owned $0.2 billion of assets that were marked-to-market on our balance sheet. Market value fluctuations of these assets can affect the reported value of our stockholders' equity base.

  Interest Rate Risk

     At June 30, 2001, the interest rate characteristics of our assets funded with debt generally matched the interest rate characteristics of our liabilities.

     Adjustable rate assets are generally matched with floating rate debt. Asset yields may adjust to market conditions more slowly than the cost of floating rate debt, thus potentially creating a temporary decrease in margins when short-term interest rates rise and potentially creating a temporary increase in margins when short-term interest rates fall (as occurred in the first half of 2001). With respect to any single change in short-term interest rates, margins on adjustable rate assets funded with floating rate debt should, in most such circumstances, largely return to "normalized" levels within six months.

     Periodic caps on some of our adjustable rate assets may magnify and extend such negative and positive trends in the event of a large and rapid increase or decrease in short-term interest rates. A portion of our assets and liabilities have maximum rate life caps; since life cap assets exceed similar liabilities, margins may decline for extended periods of time if short-term interest rates were to rise well above current levels.

     Our remaining assets, after matching like assets with like liabilities, are funded with equity. Our equity effectively funded a mixture of adjustable, hybrid, and fixed rate assets at June 30, 2001. In order to further stabilize earnings through periods of fluctuating interest rates, we have been increasing the portion of our equity-funded assets that have fixed rate or hybrid coupons. At June 30, 2001, 94% of our equity effectively funded such assets.

     The table below shows the effective matching of our portfolios at June 30, 2001 without giving effect to interest rate agreement hedges. In this table, assets are matched with like liabilities, not necessarily with the liabilities that are actually secured by that asset type.

TABLE 26
ASSET/LIABILITY MATCHING
(ALL DOLLARS IN THOUSANDS)

                                            ONE MONTH     ONE YEAR                   NON-INTEREST                 TOTAL
                                ASSET         LIBOR       TREASURY       HYBRID        BEARING                 LIABILITIES
         ASSET TYPE             AMOUNT     LIABILITIES   LIABILITIES   LIABILITIES   LIABILITIES     EQUITY    AND EQUITY
         ----------           ----------   -----------   -----------   -----------   ------------   --------   -----------
Cash (unrestricted).........  $   18,009   $   18,009     $      0      $      0       $     0      $      0   $   18,009
One Month LIBOR.............     477,398      477,398            0             0             0             0      477,398
Six Month LIBOR.............     511,532      511,532            0             0             0             0      511,532
COFI/Other ARM..............     106,993      106,993            0             0             0             0      106,993
One Year Treasury...........     459,262      186,703      258,689             0             0        13,870      459,262
Hybrid......................     324,784            0            0       273,267             0        51,517      324,784
Fixed.......................     145,435            0            0             0             0       145,435      145,435
Other Assets/Liabilities....      30,075            0            0             0        16,883        13,192       30,075
                              ----------   ----------     --------      --------       -------      --------   ----------
Total.......................  $2,073,488   $1,300,635     $258,689      $273,267       $16,883      $224,014   $2,073,488

     As we reduce our leverage, short-term debt, and interest rate exposure by reducing our investment portfolio and increasing our emphasis on loan products, and as we move more closely towards achieving our desired asset/liability mix on-balance sheet, we have been reducing our hedging activities. In the second and third quarters of 2001, we sold most of our remaining interest rate agreements that had economic value. We intend to continue to use interest rate agreements as part of our asset/liability strategy in the future, but we do not currently require hedging instruments to meet our asset/liability objectives.

     Changes in interest rates can have many affects on our business aside from those discussed in this section, including affecting our liquidity, market values, and mortgage prepayment rates.

  Liquidity Risk

     Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. In addition, trends in the liquidity of the U.S. capital markets in general may affect our ability to rollover short-term debt. At June 30, 2001, we had $0.9 billion of short-term debt.

  Prepayment Risk

     One measure of prepayment risk is the amount of net premium or discount balance that we carry on our balance sheet. We had a net discount balance of $7.2 million at June 30, 2001 and a net premium balance of $4.0 million at December 31, 2000. However, in some cases our gross premium levels may be a better measure of our risks relating to faster mortgage prepayment levels. The gross premium on our balance increased in the first half of 2001, from $25 million to $29 million, as a result of acquisitions and positive mark-to-market adjustments. Our gross discount balance also increased during the first half of 2001, from $21 million to $36 million, as a result of acquisitions in our credit enhancement portfolio.

     We could have material net premium amortization expenses even if we have a very low net premium balance or a net discount balance. This could occur because our premium mortgage assets generally prepay at a faster rate than do our discount mortgage assets, and because the yields of our premium assets are generally more sensitive to changes prepayment rates than are the yields of our discount assets.

TABLE 27
UNAMORTIZED PREMIUM AND DISCOUNT BALANCES
(ALL DOLLARS IN THOUSANDS)

                                                                              AVERAGE         NET
                                                                   NET       MORTGAGE       PREMIUM
                                             GROSS     GROSS     PREMIUM/   PREPAYMENT    AMORTIZATION
                                            PREMIUM   DISCOUNT   DISCOUNT   SPEED (CPR)     EXPENSE
                                            -------   --------   --------   -----------   ------------
Q2: 2000..................................  $29,068   $(17,602)  $11,466        17%         $    45
Q3: 2000..................................   29,202    (20,223)    8,979        17%          (1,040)
Q4: 2000..................................   25,437    (21,400)    4,037        21%            (818)
Q1: 2001..................................   29,598    (25,809)    3,789        20%            (869)
Q2: 2001..................................   29,046    (36,230)   (7,184)       29%          (1,885)
Six Months: 2000..........................  $29,068   $(17,602)  $11,466        17%         $  (477)
Six Months: 2001..........................   29,046    (36,230)   (7,184)       26%          (2,754)

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

     It should be noted that the establishment of a credit reserve for GAAP purposes for our residential retained portfolio or a designated credit reserve under the effective yield method for our credit enhancement portfolio does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Thus, the timing and recognition amount of credit losses for GAAP and tax, and for our earnings and our dividends, may differ.

     The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit enhancement portfolio, we establish a credit reserve upon the acquisition of such assets. In addition, first loss and other credit enhancement interests that are junior to our positions that we do not own act as a form of credit reserve for us on a specific asset basis. For our retained residential mortgage loan portfolio, we establish a credit reserve based on anticipation of losses by taking credit provisions through our income statement as our estimate of losses changes. For our investment portfolio, most of the assets do not have material credit risk, and, thus, no credit reserves are established. When we acquire assets for this portfolio where credit risk exists, we will establish the appropriate reserve as necessary. For our commercial retained portfolio, we take credit reserves on a specific asset basis when specific circumstances may warrant such a charge for a particular loan. Management constantly monitors the performance of all of its assets and takes appropriate actions to mitigate potential losses to the extent possible. Regardless of how we account for future credit loss expectations, there can be no assurance that our estimates will prove to be correct, and thus we may need to adjust the amounts of credit reserves we have established.

  Capital Risk

     Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing our short-term borrowings declines or the market for short-term borrowings changes in an adverse manner.

     Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for residential mortgage securities rated below AA, residential credit enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, commercial mortgage whole loans, and retained commercial mortgage junior participants are generally higher than for higher-rated residential securities and residential whole loans. Capital requirements for these less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and on the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for most of our retained interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

     In recent quarters, our total guideline equity-to-assets ratio has increased as we have acquired new types of assets requiring more capital, such as commercial mortgage loans and residential credit enhancement interests.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     At June 30, 2001, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on May 3, 2001.

     (b) The following matters were voted on at the Annual Meeting:

                                                             VOTES
                                                -------------------------------
                                                   FOR       AGAINST    ABSTAIN
                                                ---------    -------    -------
1. Election of Directors:
   Richard D. Baum                              7,908,734    100,354       --
   Mariann Byerwalter                           7,905,902    103,186       --
   David L. Tyler                               7,908,784    100,304       --

             The following Directors' terms of office continue after the meeting:
               Thomas C. Brown
               George E. Bull
               Thomas F. Farb
               Douglas B. Hansen
               Charles J. Toeniskoetter

                                                              VOTES
                                                 -------------------------------
                                                    FOR       AGAINST    ABSTAIN
                                                 ---------    -------    -------
2. Ratification of PricewaterhouseCoopers LLP
      as the Company's independent public
      accountants for the fiscal year ending
      December 31, 2001........................  8,002,496     4,658      1,934

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 3.3.3 Amended and Restated Bylaws, amended June 21, 2001.

        Exhibit 11.1 to Part I -- Computation of Earnings Per Share for the three and six months ended June 30, 2001 and June 30, 2000.

     (b) Reports

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REDWOOD TRUST, INC.

Dated: August 13, 2001                    By:     /s/ DOUGLAS B. HANSEN
                                            ------------------------------------
                                                     Douglas B. Hansen
                                                         President
                                             (authorized officer of registrant)

Dated: August 13, 2001                    By:     /s/ HAROLD F. ZAGUNIS
                                            ------------------------------------
                                                     Harold F. Zagunis
                                              Vice President, Chief Financial
                                                           Officer,
                                            Secretary, Treasurer and Controller
                                            (principal financial and accounting
                                                           officer)