Form 10-Q
period 2001-09-30
REDWOOD TRUST INC
filed 2001-11-14
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13759

Redwood Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	68-0329422 (I.R.S. Employer Identification No.)

591 Redwood Highway, Suite 3100 Mill Valley, California (Address of principal executive offices)	94941 (Zip Code)

(415) 389-7373

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Class B Preferred Stock ($.01 par value)	902,068 as of November 12, 2001
Common Stock ($.01 par value)	12,554,533 as of November 12, 2001

REDWOOD TRUST, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Net Investment In Residential Credit Enhancement Interests	$188,283	$80,764
Residential Retained Loan Portfolio	1,354,606	1,130,997
Investment Portfolio	608,793	764,775
Commercial Retained Loan Portfolio	64,362	57,169

Total Mortgage Assets	2,216,044	2,033,705
Cash and cash equivalents	25,733	15,483
Restricted cash	4,612	5,240
Accrued interest receivable	14,089	15,797
Principal receivable	9,711	7,986
Other assets	2,621	3,904

Total Assets	$2,272,810	$2,082,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$1,089,607	$756,222
Long-term debt, net	883,454	1,095,835
Accrued interest payable	5,542	5,657
Accrued expenses and other liabilities	7,289	4,180
Dividends payable	7,066	4,557

Total Liabilities	1,992,958	1,866,451

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible 902,068 shares authorized, issued and outstanding ($28,645 aggregate liquidation preference)	26,517	26,517
Common stock, par value $0.01 per share; 49,097,932 shares authorized; 11,201,605 and 8,809,500 issued and outstanding	112	88
Additional paid-in capital	294,943	242,522
Accumulated other comprehensive income	7,994	(89)
Cumulative earnings	50,325	27,074
Cumulative distributions to stockholders	(100,039)	(80,448)

Total Stockholders’ Equity	279,852	215,664

Total Liabilities and Stockholders’ Equity	$2,272,810	$2,082,115

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest Income
Residential credit enhancement interests	$5,246	$2,284	$11,291	$6,034
Residential retained loan portfolio, net of credit provision	15,252	22,049	51,217	68,673
Investment portfolio	10,744	16,706	44,354	50,965
Commercial retained loan portfolio	1,695	372	5,589	976
Cash and cash equivalents	235	268	811	858

Total interest income	33,172	41,679	113,262	127,506
Interest Expense
Short-term debt	(8,841)	(14,245)	(34,259)	(48,023)
Long-term debt	(12,714)	(20,449)	(45,719)	(56,735)

Total interest expense	(21,555)	(34,694)	(79,978)	(104,758)
Net Interest Income (Net Revenue)	11,617	6,985	33,284	22,748
Operating expenses	(2,748)	(2,064)	(9,106)	(6,450)
Other income (expense)	(227)	(289)	(891)	(1,352)
Net unrealized and realized market value gains (losses)	104	927	2,332	(1,656)

Net income before preferred dividend and change in accounting principle	8,746	5,559	25,619	13,290
Dividends on Class B preferred stock	(681)	(681)	(2,043)	(2,043)

Net income before change in accounting principle	8,065	4,878	23,576	11,247
Cumulative effect of adopting EITF 99-20 (See Note 2)	—	—	(2,368)	—

Net Income Available to Common Stockholders	$8,065	$4,878	$21,208	$11,247

Earnings per Share:
Basic Earnings Per Share:
Net income before change in accounting principle	$0.78	$0.55	$2.51	$1.28
Cumulative effect of adopting EITF 99-20	$—	$—	$(0.25)	$—
Net income	$0.78	$0.55	$2.26	$1.28
Diluted Earnings Per Share:
Net income before change in accounting principle	$0.75	$0.55	$2.44	$1.27
Cumulative effect of adopting EITF 99-20	$—	$—	$(0.25)	$—
Net income	$0.75	$0.55	$2.19	$1.27
Weighted average shares of common stock and common stock equivalents:
Basic	10,392,820	8,789,966	9,379,286	8,788,127
Diluted	10,752,062	8,908,399	9,666,136	8,878,379

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class B					Accumulated		Cumulative
	Preferred Stock		Common Stock		Additional	Other		Distributions
					Paid-in	Comprehensive	Cumulative	to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

Balance, December 31, 2000	902,068	$26,517	8,809,500	$88	$242,522	$(89)	$27,074	$(80,448)	$215,664

Comprehensive income:
Net income before preferred dividend							7,361		7,361
Reclassification adjustment due to adoption of EITF 99-20	—	—	—	—	—	2,368	—	—	2,368
Net unrealized gain on assets available-for-sale	—	—	—	—	—	280	—	—	280

Total comprehensive income	—	—	—	—	—	—	—	—	10,009
Issuance of common stock	—	—	87,338	1	1,128	—	—	—	1,129
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(4,448)	(4,448)

Balance, March 31, 2001	902,068	26,517	8,896,838	89	243,650	2,559	34,435	(85,577)	221,673

Comprehensive income:
Net income before preferred dividend							7,144		7,144
Net unrealized gain on assets available-for-sale	—	—	—	—	—	132	—	—	132

Total comprehensive income	—	—	—	—	—	—	—	—	7,276
Issuance of common stock	—	—	27,951	—	655	—	—	—	655
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(4,909)	(4,909)

Balance, June 30, 2001	902,068	26,517	8,924,789	89	244,305	2,691	41,579	(91,167)	224,014

Comprehensive income:
Net income before preferred dividend							8,746		8,746
Net unrealized gain on assets available-for-sale	—	—	—	—	—	5,303	—	—	5,303

Total comprehensive income	—	—	—	—	—	—	—	—	14,049
Issuance of common stock	—	—	2,276,816	23	50,638	—	—	—	50,661
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(8,191)	(8,191)

Balance, September 30, 2001	902,068	$26,517	11,201,605	$112	$294,943	$7,994	$50,325	$(100,039)	$279,852

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend and change in accounting principle	$8,746	$5,559	$23,251	$13,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,264	1,445	5,874	3,033
Provision for credit losses	151	240	499	487
Non-cash stock compensation	75	—	326	—
Equity in losses of RWT Holdings, Inc.	—	321	—	1,420
Net unrealized and realized market value (gains) losses	(104)	(927)	(2,332)	1,656
Cumulative effect of adopting EITF 99-20	—	—	2,368	—
Purchases of mortgage loans held-for-sale	(391,328)	(32,363)	(469,042)	(67,897)
Proceeds from sales of mortgage loans held-for-sale	728	9,800	4,352	432,715
Principal payments on mortgage loans held-for-sale	5,062	542	7,251	19,735
Purchases of mortgage securities trading	—	(45,229)	(296,907)	(224,779)
Proceeds from sales of mortgage securities trading	101,079	—	271,795	77,309
Principal payments on mortgage securities trading	71,280	58,575	250,047	217,094
Net sales (purchases) of interest rate agreements	109	(697)	(664)	(1,582)
(Increase) decrease in accrued interest receivable	(1,143)	(362)	1,708	(3,157)
(Increase) decrease in principal receivable	(354)	(509)	(1,725)	(1,246)
(Increase) decrease in other assets	(116)	(395)	192	(240)
Increase (decrease) in accrued interest payable	950	(627)	(115)	(107)
Increase (decrease) in accrued expenses and other liabilities	578	(452)	3,099	1,310

Net cash (used in) provided by operating activities	(202,023)	(5,079)	(200,023)	469,041

Cash Flows From Investing Activities:
Purchases of mortgage loans held-for-investment	—	—	(100)	(384,328)
Proceeds from sales of mortgage loans held-for-investment	1,935	—	4,313	—
Principal payments on mortgage loans held-for-investment	90,843	79,461	238,239	172,164
Purchases of mortgage securities available-for-sale	(74,496)	(9,617)	(185,556)	(41,243)
Proceeds from sales of mortgage securities available-for-sale	5,219	—	10,025	—
Principal payments on mortgage securities available-for-sale	2,305	522	5,405	1,171
Net decrease in restricted cash	451	30	628	1,793
Loans to RWT Holdings, Inc., net of repayments	—	—	—	6,500
Increase in receivable from RWT Holdings, Inc.	—	—	—	472

Net cash provided by (used in) investing activities	26,257	70,396	72,954	(243,471)

Cash Flows From Financing Activities:
Net borrowings (repayments) on short-term debt	228,381	15,746	315,185	(431,176)
Proceeds from issuance of long-term debt	—	—	17,033	375,844
Repayments on long-term debt	(88,081)	(79,101)	(229,937)	(172,658)
Net proceeds from issuance of common stock	50,586	381	52,120	426
Dividends paid	(7,396)	(4,197)	(17,082)	(10,831)

Net cash provided by (used in) financing activities	183,490	(67,171)	137,319	(238,395)

Net increase (decrease) in cash and cash equivalents	7,724	(1,854)	10,250	(12,825)
Cash and cash equivalents at beginning of period	18,009	8,910	15,483	19,881

Cash and cash equivalents at end of period	$25,733	$7,056	$25,733	$7,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,585	$35,129	$79,724	$104,045

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(Unaudited)

Note 1.     The Company

      Redwood Trust, Inc. (“Redwood Trust”) was incorporated in Maryland on April 11, 1994 and commenced operations on August 19, 1994. During 1997, Redwood Trust formed Sequoia Mortgage Funding Corporation (“Sequoia”), a special-purpose finance subsidiary. Redwood Trust acquired an equity interest in RWT Holdings, Inc. (“Holdings”), a taxable affiliate of Redwood Trust, during the first quarter of 1998. On January 1, 2001, Redwood Trust acquired 100% of the voting common stock of Holdings and exchanged its preferred stock interest for additional voting common stock in Holdings. As a result of this transaction, Redwood Trust owns 100% of the voting common stock of Holdings and Holdings became a wholly-owned subsidiary of Redwood Trust on January 1, 2001. Subsequently, Holdings elected to become a taxable REIT subsidiary of Redwood Trust. For financial reporting purposes, references to the “Company” mean Redwood Trust, Sequoia, and Holdings.

      Redwood Trust, together with its subsidiaries, is a real estate finance company specializing in owning, financing, and credit enhancing high-quality jumbo residential mortgage loans nationwide. Redwood Trust also finances real estate through its investment portfolio (mortgage securities) and its commercial loan portfolio. Redwood Trust’s primary source of revenue is monthly payments made by homeowners on their mortgages, and its primary expense is the cost of borrowed funds. As Redwood Trust is structured as a Real Estate Investment Trust (“REIT”), the majority of net earnings are distributed to shareholders as dividends.

Note 2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements as of September 30, 2001 and 2000 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cashflows as of September 30, 2001 and 2000. These consolidated financial statements and notes thereto, are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000. The results for the nine months ended September 30, 2001 are not necessarily indicative of the expected results for the year ended December 31, 2001.

      The September 30, 2001 consolidated financial statements include the accounts of Redwood Trust, Sequoia and Holdings. The December 31, 2000 consolidated financial statements include the accounts of Redwood Trust and Sequoia, and Redwood Trust’s equity interest in Holdings. Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of the Residential Retained Loan Portfolio, are subordinated to support long-term debt in the form of collateralized mortgage bonds (“Long-Term Debt”) and are not available for the satisfaction of general claims of the Company. The Company’s exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia and its net equity investment in two commercial retained loans, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at September 30, 2001. Certain amounts for prior periods have been reclassified to conform to the September 30, 2001 presentation.

      During March 1998, the Company acquired an equity interest in Holdings. Prior to January 1, 2001, the Company owned all of the preferred stock and had a non-voting, 99% economic interest in Holdings. The Company accounted for its investment in Holdings under the equity method. Under this method, original

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity investments in Holdings were recorded at cost and adjusted by the Company’s share of earnings or losses and decreased by dividends received.

      On January 1, 2001, the Company acquired 100% of the voting common stock of Holdings from two officers of Holdings for $300,000 in cash consideration and Holdings became a wholly-owned consolidated subsidiary of the Company. This transaction did not have a material effect on the consolidated financial statements of the Company.

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

      Fair Value. Management estimates the fair value of its financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Management’s estimates are inherently subjective in nature and involve matters of uncertainty and judgement to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 7 and 10.

      Reserve for Credit Losses. A reserve for credit losses for the residential retained loan portfolio is maintained at a level deemed appropriate by management to provide for known losses, as well as losses inherent in these mortgage loans. The reserve is based upon management’s assessment of various factors affecting its residential mortgage loans, including current and projected economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. When a loan or portions of a loan are determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. The Company’s actual credit losses may differ from those estimates used to establish the reserve. Reserves may also be established if and when deemed necessary for the commercial retained loan portfolio. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

      Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the underlying collateral. At September 30, 2001 and December 31, 2000, there were no impaired mortgage loans.

Adoption of EITF 99-20

      During 1999, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows and the difference between the carrying value and fair value of the beneficial interest is recorded as an impairment loss through the income statement.

      The Company adopted the provisions of EITF 99-20 effective January 1, 2001. At that date, the Company held certain beneficial interests in which the fair value had declined below their carrying value and current projections of cash flows were less than cash flows anticipated at acquisition. Accordingly, the Company recorded a $2.4 million charge through the Statement of Operations during the quarter ended March 31, 2001 as a cumulative effect of a change in accounting principle for certain mark-to-market adjustments on these beneficial interests that had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders’ Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company’s balance sheet and stockholders’ equity accounts, there was no change in net carrying value upon adoption. Any subsequent impairment adjustments under the provisions of EITF 99-20 will be recognized as mark-to-market adjustments under “Realized and unrealized gain or loss on assets” on the Consolidated Statement of Operations.

Mortgage Assets

      The Company’s mortgage assets consist of mortgage loans and mortgage securities (“Mortgage Assets”). Mortgage loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Discounts and premiums relating to Mortgage Assets are amortized into interest income over the lives of the Mortgage Assets using the effective yield method. Gains or losses on the sale of Mortgage Assets are based on the specific identification method.

Mortgage Loans: Held-for-Investment

      Mortgage loans classified as held-for-investment are carried at their unpaid principal balance, adjusted for net unamortized premiums or discounts, and net of the related allowance for credit losses. All of the Sequoia loans that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Commercial loans that the Company has secured financing through the term of the loan or otherwise has the intent and the ability to hold to maturity, are classified as held-for-investment.

Mortgage Loans: Held-for-Sale

      Mortgage loans held-for-sale (residential and commercial) are carried at the lower of original cost or aggregate market value (“LOCOM”). Realized and unrealized gains and losses on these loans are recognized in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. Real estate owned (“REO”) assets of the Company are included in Residential Retained Loans Held-For-Sale.

Mortgage Securities: Trading

      Mortgage securities classified as trading are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, such securities are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Securities: Available-for-Sale

      Mortgage securities classified as available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Other Comprehensive Income in Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity.

      Unrealized losses on mortgage securities classified as available-for-sale that are considered other-than-temporary, must be recognized in income and the carrying value of the mortgage security adjusted. Under the provisions of EITF 99-20, other-than-temporary unrealized losses for certain mortgage securities are based on various factors affecting the expected cash flow from the mortgage securities, including an other-than-temporary deterioration of the credit quality of the underlying mortgages and/or the credit protection available to the related mortgage pool or an other-than-temporary change in the prepayment characteristics of the underlying collateral.

      Interest income on mortgage securities available-for-sale is calculated using the effective yield method based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates, and may also vary depending on the mix of first, second and third loss positions the Company holds. As the Company purchases these securities, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s original expectations, the Company may take a charge to write down the basis in the security. If future credit losses are less than the Company’s original estimate, the yield over the remaining life of the security may be adjusted.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

      Restricted cash of the Company includes principal and interest payments on mortgage loans held as collateral for the Company’s Long-Term Debt, cash pledged as collateral on certain interest rate agreements, and cash held back from borrowers until certain loan agreement requirements have been met. The corresponding liability for cash held back from borrowers is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

Other Assets

      Included in Other Assets are interest rate agreements and, prior to 2001, Redwood’s equity investment in Holdings, and loans to and receivables from Holdings.

      The Company maintains an overall interest-rate risk-management strategy that may incorporate the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings that may be caused by interest-rate volatility. Interest rate agreements the Company may use as part of its interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, forward sales of fixed-rate Agency mortgage securities (“MBS”), and options on forward purchases or sales of MBS (collectively “Interest Rate Agreements”). On the date an Interest Rate Agreement is entered into, the Company designates the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) held for trading (“trading” instruments). Since the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s adoption of SFAS No. 133 in 1998, the Company has elected not to seek hedge accounting for its Interest Rate Agreements. Accordingly, such instruments are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in “Net unrealized and realized market value gains (losses)” on the Consolidated Statements of Operations.

      Net premiums on interest rate options are amortized as a component of net interest income over the effective period of the interest rate option using the effective interest method. The income and/or expense related to interest rate options and swaps are recognized on an accrual basis and is included in interest expense on short-term debt in the consolidated statements of operations.

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

Income Taxes

      The Company has elected to be taxed as a REIT under the Internal Revenue Code (the “Code”) and the corresponding provisions of State law. In order to qualify as a REIT, the Company must annually distribute at least 90% of its taxable income to stockholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or State income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

      Under the Code, a dividend declared by a REIT in October, November or December of a calendar year and payable to shareholders of record as of a specified date in such year, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Therefore, the dividends declared in the fourth quarter 2000, which were paid in January 2001, are considered taxable income to stockholders in 2000, the year declared. All 2000 dividends were ordinary income to the Company’s preferred and common stockholders.

      Taxable earnings of Holdings are subject to state and federal income taxes at the applicable statutory rates. Holdings provides for deferred income taxes, if any, to reflect the estimated future tax effects under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

      The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands, except share data)
Numerator:
Numerator for basic and diluted earnings per share —
Net income before preferred dividend and change in accounting principle	$8,746	$5,559	$25,619	$13,292
Cash dividends on Class B preferred stock	(681)	(681)	(2,043)	(2,043)

Net income before change in accounting principle	8,065	4,878	23,576	11,249
Cumulative effect of adopting EITF 99-20	—	—	(2,368)	—

Basic and Diluted EPS — Net income available to common stockholders	$8,065	$4,878	$21,208	$11,249

Denominator:
Denominator for basic earnings per share
Weighted average number of common shares outstanding during the period	10,392,820	8,789,966	9,379,286	8,788,127
Net effect of dilutive stock options	359,242	118,433	286,850	90,252

Denominator for diluted earnings per share	10,752,062	8,908,399	9,666,136	8,878,379

Basic Earnings Per Share:
Net income before change in accounting principle	$0.78	$0.55	$2.51	$1.28
Cumulative effect of adopting EITF 99-20	—	—	(0.25)	—

Net income per share	$0.78	$0.55	$2.26	$1.28

Diluted Earnings Per Share:
Net income before change in accounting principle	$0.75	$0.55	$2.44	$1.27
Cumulative effect of adopting EITF 99-20	—	—	(0.25)	—

Net income per share	$0.75	$0.55	$2.19	$1.27

      At September 30, 2001, the number of common equivalent shares issued by the Company that were anti-dilutive totaled 400,560.

Comprehensive Income

      Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. At September 30, 2001 and December 31, 2000, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective beginning January 1, 2002.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective beginning January 1, 2002.

      The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

Note 3.     Mortgage Assets

      At September 30, 2001 and December 31, 2000, investments in Mortgage Assets consisted of interests in adjustable-rate, hybrid or fixed-rate mortgage loans on residential and commercial properties. The hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of the Mortgage Assets is thirty years; the actual maturity is subject to change based on the prepayments of the underlying mortgage loans.

      At September 30, 2001 and December 31, 2000, the annualized effective yield after taking into account the amortization expense due to prepayments on the Mortgage Assets was 6.33% and 8.01%, respectively, based on the reported cost of the assets. For both the three and nine months ended September 30, 2001, the average balance of Mortgage Assets was $2.1 billion. For the three and nine months ended September 30, 2000, the average balance of Mortgage Assets was $2.2 billion and $2.5 billion, respectively.

      At September 30, 2001 and December 31, 2000, Mortgage Assets consisted of the following:

Net Investment In Residential Credit Enhancement Interests

	September 30, 2001	December 31, 2000
	Mortgage Securities	Mortgage Securities
	Available-for-sale	Available-for-sale

	(In thousands)
Current Face	$323,870	$124,878
Unamortized Discount	(30,365)	(16,883)
Portion Of Discount Designated As A Credit Reserve	(112,133)	(27,052)

Amortized Cost	181,372	80,943
Gross Unrealized Gains	9,422	2,646
Gross Unrealized Losses	(2,511)	(2,825)

Carrying Value	$188,283	$80,764

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As the Company purchases residential credit enhancement interests, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s original expectations, and the fair value of the security is less than its carrying value, the Company will record a charge on the Statement of Operations to write down the basis in the security. If future credit losses exceed the Company’s original expectations, and the fair value of the security is greater than its carrying value, the Company will designate additional discount as reserve, thus lowering the realized yield. If future credit losses are less than the Company’s original estimate, the yield over the remaining life of the security may be adjusted upward. At September 30, 2001 and December 31, 2000, the Company designated $112.1 million and $27.1 million as a credit reserve on its residential credit enhancement interests, respectively.

      The Company adopted the provisions of EITF 99-20 on January 1, 2001, and recorded a $2.4 million charge during the quarter ended March 31, 2001 through the Consolidated Statement of Operations as a cumulative effect of a change in accounting principle for certain mark-to-market adjustments that had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders’ Equity. Since this was a reclassification of declines in market values that had previously been recognized in the Company’s balance sheet and stockholders’ equity accounts, there was no change in book value upon adoption. Any subsequent income statement adjustments under the provisions of EITF 99-20 are recognized as mark-to-market adjustments under Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. The gains and losses on the sales of mortgage securities available-for-sale are reflected as a component of Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

      During the three and nine months ended September 30, 2001, the Company purchased residential credit enhancement interests with a net carrying value of $27.1 million and $109.0 million, respectively. During the three and nine months ended September 30, 2000, the Company purchased residential credit enhancement interests classified as available for sale with a net carrying value of $6.7 million and $38.4 million, respectively. During the nine months ended September 30, 2001, the Company sold residential credit enhancement interests for proceeds of $1.8 million, resulting in no net gain or loss on the sales.

      At September 30, 2001 and December 31, 2000, residential credit enhancement interests with a net carrying value of $99.9 million and $32.3 million were pledged as collateral under borrowing arrangements to third parties.

Residential Retained Loan Portfolio

	September 30, 2001			December 31, 2000

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

	(In thousands)
Current Face	$465,051	$881,295	$1,346,346	$6,784	$1,115,386	$1,122,170
Unamortized Discount	(290)	—	(290)	(126)	—	(126)
Unamortized Premium	2,514	10,996	13,510	—	13,767	13,767

Amortized Cost	467,275	892,291	1,359,566	6,658	1,129,153	1,135,811
Reserve for Credit Losses	—	(4,960)	(4,960)	—	(4,814)	(4,814)

Carrying Value	$467,275	$887,331	$1,354,606	$6,658	$1,124,339	$1,130,997

      During the three and nine months ended September 30, 2001, the Company purchased residential retained loans classified as held-for-sale with a net carrying value of $391.3 million and $467.6 million,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. No such purchases were made during the three and nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Company sold to Holdings residential mortgage loans held-for-sale for proceeds of $380.5 million, resulting in no net gain or loss. These assets were subsequently transferred to Sequoia during the nine months ended September 30, 2000, and are classified as part of Mortgage Loans Held-For-Investment and are collateral for Long-Term Debt (see Note 8).

      At September 30, 2001 and December 31, 2000, residential retained loans with a net carrying value of $466.6 million and $6.1 million were pledged as collateral under borrowing arrangements to third parties.

Investment Portfolio

	September 30, 2001			December 31, 2000

		Mortgage			Mortgage
	Mortgage	Securities		Mortgage	Securities
	Securities	Available-		Securities	Available-
	Trading	for-sale	Total	Trading	for-sale	Total

	(In thousands)
Current Face	$517,431	$78,458	$595,889	$751,449	$5,500	$756,949
Unamortized Discount	(149)	(471)	(620)	(388)	(427)	(815)
Unamortized Premium	7,240	5,201	12,441	8,551	—	8,551

Unamortized Cost	524,522	83,188	607,710	759,612	5,073	764,685
Gross Unrealized Gains	—	1,107	1,107	—	105	105
Gross Unrealized Losses	—	(24)	(24)	—	(15)	(15)

Carrying Value	$524,522	$84,271	$608,793	$759,612	$5,163	$764,775

Agency	$389,400	—	$389,400	$521,204	—	$521,204
Non-Agency	135,122	84,271	219,393	238,408	5,163	243,571

Carrying Value	$524,522	$84,271	$608,793	$759,612	$5,163	$764,775

      For the three and nine months ended September 30, 2001, the Company recognized net market value gains of $0.1 million and $2.8 million on investment portfolio mortgage securities classified as trading, respectively. For the three and nine months ended September 30, 2000, the Company recognized net market gains of $2.3 million and $0.4 million on investment portfolio mortgage securities classified as trading, respectively.

      During the nine months ended September 30, 2001, the Company purchased investment portfolio securities classified as trading with a net carrying value of $296.9 million. During the three and nine months ended September 30, 2000, the Company purchased investment portfolio securities classified as trading with a net carrying value of $45.2 million and $224.8 million, respectively. During the three and nine months ended September 30, 2001, the Company sold investment portfolio securities classified as trading for proceeds of $101.1 million and $271.8 million, respectively. During the nine months ended September 30, 2000, the Company sold investment portfolio securities classified as trading for proceeds of $77.3 million.

      During the three and nine months ended September 30, 2001, the Company purchased investment portfolio securities classified as available-for-sale with a net carrying value of $47.3 million and $76.6 million, respectively. During the three months ended September 30, 2000, the Company purchased investment portfolio securities classified as available-for-sale with a net carrying value of $2.9 million. During the three and nine months ended September 30, 2001, the Company sold investment portfolio securities classified as available-for-sale for proceeds of $5.2 million and $8.3 million, respectively, resulting in a net gains of $0.1 million and $0.2 million, respectively. No such sales were made during the nine months ended

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2000. The market value adjustments are included in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

      At September 30, 2001 and December 31, 2000, investment portfolio securities with a net carrying value of $550.9 million and $702.2 million were pledged as collateral under borrowing arrangements to third parties.

Commercial Retained Loan Portfolio

	September 30, 2001			December 31, 2000

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

	(In thousands)
Current Face	$30,973	$34,003	$64,976	$34,275	$23,425	$57,700
Unamortized Discount	(562)	(52)	(614)	—	(531)	(531)

Carrying Value	$30,411	$33,951	$64,362	$34,275	$22,894	$57,169

      During the three and nine months ended September 30, 2001, the Company sold commercial mortgage loans classified as held-for-investment for sales proceeds of $1.9 million and $4.3 million, resulting in no net gain or loss on the sales. No such sales occurred during the three and nine months ended September 30, 2000. During the three and nine months ended September 30, 2001, the Company sold commercial mortgage loans classified as held-for-sale for sales proceeds of $0.7 million and $3.8 million, respectively. During the nine months ended September 30, 2001, the Company originated commercial retained loans classified as held-for-sale for $1.4 million. During the three and nine months ended September 30, 2000, the Company originated or purchased commercial retained loans classified as held-for-sale for $32.4 million and $67.9 million, respectively.

      During the nine months ended September 30, 2000, Redwood Trust sold commercial mortgage loans to Redwood Commercial Funding (“RCF”), a subsidiary of Holdings, for proceeds of $35.1 million. Pursuant to Master Forward Commitment Agreements, all commercial mortgage loans purchased by Redwood Trust were sold to RCF at the same price for which the Redwood Trust acquires the commercial mortgage loans (see Note 12).

      At September 30, 2001 and December 31, 2000, commercial retained loans with a net carrying value of $32.7 million and $37.7 million were pledged as collateral under borrowing arrangements to third parties.

Note 4.     Reserve for Credit Losses

      The Reserve for Credit Losses on Residential Mortgage Loans Held-For-Investment is reflected as a component of Mortgage Assets on the Consolidated Balance Sheets. The following table summarizes the Reserve for Credit Losses on Residential Mortgage Loans Held-For-Investment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands)
Balance at beginning of period	$5,120	$4,343	$4,814	$4,125
Provision for credit losses	151	240	499	487
Charge-offs	(311)	(9)	(353)	(38)

Balance at end of period	$4,960	$4,574	$4,960	$4,574

      There is no reserve for credit losses at September 30, 2001 or December 31, 2000 for the commercial retained mortgage loans held-for-investment portfolio.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Collateral for Long-Term Debt

      The Company has collateral as security for Long-Term Debt issued in the form of collateralized mortgage bonds (“Bond Collateral”) and certain commercial mortgage loans held-for-investment. The Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 30-year mortgage loans secured by first liens on one-to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The Company’s exposure to loss on the Bond Collateral and certain commercial mortgage loans is limited to its net investment, as the Long-Term Debt is non-recourse to the Company.

      The components of the collateral for the Company’s long-term debt are summarized as follows:

	September 30,	December 31,
	2001	2000

	(In thousands)
Residential Mortgage Loans:
Residential Retained Loan Portfolio Held-For-Sale	$925	$315
Residential Retained Loan Portfolio
Held-For-Investment	887,331	1,124,339
Restricted cash	3,259	3,729
Accrued interest receivable	4,324	7,010

Total Residential Collateral	$895,839	$1,135,393
Commercial Mortgage Loans Held-For-Investment	$20,626	$—

Total Long-Term Debt Collateral	$916,465	$1,135,393

      For presentation purposes, the various components of the Bond Collateral summarized above are reflected in their corresponding line items on the Consolidated Balance Sheets.

Note 6.     Interest Rate Agreements

      The Company reports its Interest Rate Agreements at fair value, and has not elected to obtain hedge accounting treatment on any of its Interest Rate Agreements. Interest Rate Agreements are included in Other Assets on the Consolidated Balance Sheet.

      During the nine months ended September 30, 2001, the Company recognized net market value losses of $0.4 million on Interest Rate Agreements. No such market value losses were recognized by the Company during the three months ended September 30, 2001. During the three and nine months ended September 30, 2000, the Company recognized net market value gains of $2.3 million and $0.4 million on Interest Rate Agreements, respectively. The market value gains and losses are included in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

      The following table summarizes the aggregate notional amounts of all of the Company’s Interest Rate Agreements as well as the credit exposure related to these instruments. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties. The cash and collateral held

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by counterparties are included in Restricted Cash and Investment Portfolio Mortgage Assets on the Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure

	September 30,	December 31,	September 30,	December 31,
	2001	2000	2001	2000

	(In thousands)
Interest Rate Options Purchased	$679	$1,490,300	—	—
Interest Rate Swaps	466,036	584,992	$5,516	$2,814
Interest Rate Futures and Forwards	—	506,600	—	948

Total	$466,715	$2,581,892	$5,516	$3,762

      Interest Rate Options purchased (sold), which may include caps, floors, call and put corridors, options on futures, options on MBS forwards, and swaption collars (collectively, “Options”), are agreements which transfer, modify or reduce interest rate risk in exchange for the payment (receipt) of a premium when the contract is initiated. Purchased interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Conversely, purchased interest rate floor agreements produce cash flows to the Company to the extent that the referenced interest rate index falls below the agreed upon fixed rate. Purchased call (put) corridors will cause the Company to incur a gain to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. The maximum gain or loss on a purchased call (put) corridor is equal to the up-front premium. Call (put) corridors that are sold will cause the Company to incur a loss to the extent that the yield of the specified index is below (above) the strike rate at the time of the option expiration. Such losses are partially offset by the up front premium received. The maximum gain or loss on a call (put) corridor sold is determined at the time of the transaction by establishing a minimum (maximum) index rate. The Company will receive cash on the purchased options on futures/ forwards if the futures/ forward price exceeds (is below) the call (put) option strike price at the expiration of the option. For the written options on futures/ forwards, the Company receives an up-front premium for selling the option, however, the Company will incur a loss on the written option if the futures/ forward price exceeds (is below) the call (put) option strike price at the expiration of the option. Purchased receiver (payor) swaption collars will cause the Company to incur a gain (loss) should the index rate be below (above) the strike rate as of the expiration date. The maximum gain or loss on a receiver (payor) swaption is established at the time of the transaction by establishing a minimum (maximum) index rate. The Company’s credit risk on the purchased Options is limited to the carrying value of the Options agreements. The credit risk on options on futures is limited due to the fact that the exchange and its members are required to satisfy the obligations of any member that fails to perform.

      Interest Rate Swaps (“Swaps”) are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of the Company’s Swaps involve the exchange of one floating interest payment for another floating interest payment based on a different index. Most of the Swaps require that the Company provide collateral, such as mortgage securities, to the counterparty. Should the counterparty fail to return the collateral, the Company would be at risk for the fair market value of that asset.

      Interest Rate Futures and Forwards (“Futures and Forwards”) are contracts for the purchase or sale of securities or cash in which the seller (buyer) agrees to deliver (purchase) on a specified future date, a specified instrument (or the cash equivalent), at a specified price or yield. Under these agreements, if the Company has sold (bought) the futures/ forwards, the Company will generally receive additional cash flows if interest rates rise (fall). Conversely, the Company will generally pay additional cash flows if interest rates fall (rise). The credit risk inherent in futures and forwards arises from the potential inability of counterparties to meet the terms of their contracts, however, the credit risk on futures is limited by the requirement that the exchange and its members make good on obligations of any member that fails to perform.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In general, the Company incurs credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a “primary government dealer”, ii) affiliates of “primary government dealers”, or iii) rated BBB or higher. Furthermore, the Company has entered into Interest Rate Agreements with several different counterparties in order to diversify the credit risk exposure.

Note 7.     Short-Term Debt

      The Company has entered into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively, “Short-Term Debt”) to finance acquisitions of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company’s Mortgage Assets.

      At September 30, 2001, the Company had $1.1 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 3.77% and a weighted-average remaining maturity of 92 days. This debt was collateralized with $1.2 billion of Mortgage Assets. At December 31, 2000, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.85% and a weighted-average remaining maturity of 122 days. This debt was collateralized with $0.8 billion of Mortgage Assets.

      At September 30, 2001 and December 31, 2000, the Short-Term Debt had the following remaining maturities:

	September 30,	December 31,
	2001	2000

	(In thousands)
Within 30 days	$323,377	$100,885
31 to 90 days	471,837	268,867
Over 90 days	294,393	386,470

Total Short-Term Debt	$1,089,607	$756,222

      For both the three and nine months ended September 30, 2001, the average balance of Short-Term Debt was $0.9 billion with a weighted-average interest cost of 4.15% and 5.03%, respectively. For the three and nine months ended September 30, 2000, the average balance of Short-Term Debt was $0.8 billion and $1.0 billion with a weighted-average interest cost of 6.89% and 6.59%, respectively. The maximum balance outstanding during the nine months ended September 30, 2001 and 2000, was $1.1 billion and $1.3 billion, respectively. The Company met all of it debt covenants for its short-term borrowing arrangements and credit facilities during the nine months ended September 30, 2001 and 2000.

      In addition to the committed facilities listed below, the Company has uncommitted facilities with credit lines in excess of $4.0 billion at September 30, 2001. It is the intention of the Company’s management to renew committed and uncommitted facilities, if and as needed, although there can be no assurance that the counterparties will agree to do so.

      In August 2001, the Company renewed a $50 million committed revolving mortgage warehousing credit facility. This facility is intended to finance commercial mortgage loans. At September 30, 2001, the Company had borrowings under this facility of $28.3 million. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may extend beyond the expiration date of the facility. Borrowings under this facility bear interest based on a specified margin over the London Interbank Offered Rate (“LIBOR”). At September 30, 2001, the weighted average borrowing rate under this facility was 4.90%. This committed facility expires in September 2002.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001, the Company entered into a $7.5 million committed revolving mortgage warehousing credit facility. This facility is intended to finance commercial mortgage loans. At September 30, 2001, the Company had no borrowings under this facility. In addition, a portion of this facility allows for loans to be financed to the maturity of the loan, which may extend beyond the expiration date of the facility. Borrowings under this facility bear interest based on a specified margin over LIBOR. This committed facility expires in May 2002.

      In September 2001, the Company renewed a $50 million committed master repurchase agreement with a Wall Street Firm. This facility is intended to finance residential mortgage-backed securities with lower than investment grade ratings. At September 30, 2001, the Company had borrowings under this facility of $10.7 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At September 30, 2001, the weighted average borrowing rate under this facility was 4.39%. This committed facility has a term of six months. Every month, the term of the facility may be extended one month, so, unless notice is provided that the counterparty will not renew the facility, the expiration date will remain at six months.

      In September 2001, the Company renewed a $40 million committed master repurchase agreement with a Wall Street Firm. This facility is intended to finance residential mortgage-backed securities with lower than investment grade ratings. At September 30, 2001, the Company had borrowings under this facility of $29.8 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At September 30, 2001, the weighted average borrowing rate under this facility was 3.85%. This committed facility expires in September 2002.

      In September 2001, the Company extended a $30 million committed master repurchase agreement with a bank. This facility is intended to finance residential mortgage-backed securities with lower than investment grade ratings.

      At September 30, 2001, the Company had borrowings under this facility of $26.8 million. Borrowings under this facility bear interest based on a specified margin over LIBOR. At September 30, 2001, the weighted average borrowing rate under this facility was 4.25%. This committed facility expires in January 2002 and the counterparty has stated that this line will not be renewed at that time.

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

      For the three and nine months ended September 30, 2001, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 5.45% and 6.05%, respectively. For the three and nine months ended September 30, 2000, the average effective interest cost for Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 6.86% and 6.63%, respectively. At September 30, 2001 and December 31, 2000, accrued interest payable on Long-Term Debt was $1.9 million and $3.1 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2001 and 2000, the average balance of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt was $0.9 billion and $1.0 billion, respectively. For the three and nine months ended September 30, 2000, the average balance of Long-Term Debt was $1.2 billion and $1.1 billion, respectively.

      The components of the Long-Term Debt at September 30, 2001 and December 31, 2000 along with selected other information are summarized below:

	September 30,	December 31,
	2001	2000

	(In thousands)
Residential Long-Term Debt	$865,973	$1,095,909
Commercial Long-Term Debt	17,033	—
Unamortized premium on Long-Term Debt	2,419	3,045
Deferred bond issuance costs	(1,971)	(3,119)

Total Long-Term Debt	$883,454	$1,095,835

Range of weighted-average interest rates, by series — residential	2.97% to 6.35%	6.35% to 7.20%
Stated residential maturities	2017 - 2029	2017 - 2029
Number of residential series	4	4
Weighted-average interest rates — commercial	6.67%	—
Stated commercial maturities	2002 - 2003	—
Number of commercial series	2	—

Note 9.     Income Taxes — Holdings

      The current provision for income taxes for Holdings for the three and nine months ended September 30, 2001 and 2000 was $3,200 and is a component of “Operating Expenses” on the Consolidated Statement of Operations. These amounts represent the minimum California franchise taxes. No additional tax provision has been recorded for the three and nine months ended September 30, 2001 and 2000, as Holdings reported a loss in years prior to 2001, and during the first nine months of 2001. In addition, due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at September 30, 2001 and December 31, 2000. At September 30, 2001 and December 31, 2000, the deferred tax assets and associated valuation allowances were approximately $9.7 million and $9.5 million, respectively. At September 30, 2001 and December 31, 2000, Holdings had net operating loss carryforwards of approximately $25.1 million and for federal tax purposes, and $10.8 million for state tax purposes, respectively. The federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while the largest portion of the state loss carryforwards expire between 2003 and 2006.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Fair Value of Financial Instruments

      The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2001 and December 31, 2000.

	September 30, 2001		December 31, 2000

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Assets
Mortgage Loans
Residential: held-for-sale	$467,275	$467,275	$6,658	$6,658
Residential: held-for-investment	887,331	888,771	1,124,339	1,113,389
Commercial: held-for-sale	30,411	30,411	34,275	34,275
Commercial: held-for-investment	33,951	34,073	22,894	22,894
Mortgage Securities
Residential: trading	524,522	524,522	759,612	759,612
Residential: available-for-sale	272,554	272,554	85,927	85,927
Interest Rate Agreements	—	—	66	66
Investment in RWT Holdings, Inc.	—	—	1,899	1,989
Liabilities
Short-Term Debt	1,089,607	1,089,607	756,222	756,222
Long-Term Debt	883,454	881,471	1,095,835	1,085,368

      The carrying values of all other balance sheet accounts as reflected in the consolidated financial statements approximate fair value because of the short-term nature of these accounts.

Note 11.     Stockholders’ Equity

Class B 9.74% Cumulative Convertible Preferred Stock

      On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company’s Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. At both September 30, 2001 and December 31, 2000, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company’s Common Stock.

      In March 1999, the Company’s Board of Directors approved the repurchase of up to 150,000 shares of the Company’s Preferred Stock. The Company did not repurchase any shares of Preferred Stock during the three and nine months ended September 30, 2001 and 2000. At September 30, 2001, there remained 142,550 shares available under the authorization for repurchase.

Stock Option Plan

      The Company has adopted a Stock Option Plan for executive officers, employees, and non-employee directors (the “Plan”). The Plan authorizes the Board of Directors (or a committee appointed by the Board of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors) to grant “incentive stock options” as defined under Section 422 of the Code (“ISOs”), options not so qualified (“NQSOs”), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (“Awards”), and dividend equivalent rights (“DERs”) to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs with DERs pursuant to a formula under the Plan.

      The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company’s total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. Of these shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At September 30, 2001 and December 31, 2000, 433,344 and 476,854 shares of Common Stock, respectively, were available for grant. At September 30, 2001, 28,000 shares of restricted stock had been granted. No restricted stock had been granted prior to December 31, 2000. At September 30, 2001 and December 31, 2000, 323,527 and 328,152 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. All stock options granted and restricted stock awarded under the Plan vest no earlier than ratably over a four-year period from the date of grant or award and all stock options granted expire within ten years after the date of grant.

      The Company has granted stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its common dividends or the market price of the Common Stock increases, stock and cash DER expenses may increase. For the three and nine months ended September 30, 2001, the Company accrued cash and stock DER expenses of $0.9 million and $2.6 million, respectively. For the three and nine months ended September 30, 2000, the Company accrued cash and stock DER expenses of $0.5 million and $1.5 million, respectively. Stock DERs represent shares of stock which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board (“APB”) Opinion 25. For the three and nine months ended September 30, 2001, the Company recognized variable stock option expense of $0.2 million and $0.9 million, respectively, and is included in Other Income (Expense) on the Consolidated Statement of Operations. The number of stock DER shares accrued is based on the level of the Company’s common stock dividends and on the price of the common stock on the related dividend payment date. At September 30, 2001 and December 31, 2000, there were 175,574 and 166,451 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued and paid based on the level of the Company’s common stock dividend. At September 30, 2001 and December 31, 2000, there were 1,158,872 and 1,180,797 unexercised options with cash DERs under the Plan, respectively. At September 30, 2001 and December 31, 2000, there were 149,769 and 147,550 outstanding stock options that did not have DERs, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock options issued under the Plan as of September 30 and changes during the three months ending on that date is presented below.

	Three Months Ended		Nine Months Ended

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

	(In thousands, except share data)
Outstanding options at beginning of period	1,479,709	$22.30	1,494,798	$22.32
Options granted	—	—	14,469	$18.60
Options exercised	(125)	$14.19	(26,092)	$14.00
Options canceled	(625)	$15.56	(12,125)	$22.85
Dividend equivalent rights earned	5,256	—	13,165	—

Outstanding options at September 30, 2001	1,484,215	$22.22	1,484,215	$22.22

Common Stock Repurchases

      Since September 1997, the Company’s Board of Directors has approved the repurchase of 7,455,000 shares of the Company’s Common Stock. Pursuant to this repurchase program, the Company did not repurchase any shares of Common Stock during the three months ended September 30, 2001 and 2000. At September 30, 2001, there remained 1,000,000 shares available under the authorization for repurchase. Common stock previously repurchased has been returned to the Company’s authorized but unissued shares of Common Stock.

Common Stock Issuances

      In July 2001, the Company completed a secondary offering of 1,092,500 shares of common stock for net proceeds of $24 million. In August 2001, the Company completed another secondary offering of 1,150,000 shares of common stock for net proceeds of $26 million.

Note 12.     Commitments and Contingencies

      At September 30, 2001, the Company had entered into commitments to purchase $44.8 million of residential retained loans and $0.8 million of residential credit enhancement interests for settlement during October 2001. At September 30, 2001, the Company has committed to fund an additional $4 million on its commercial mortgage loans to existing borrowers, provided the borrowers meet certain conditions.

      At September 30, 2001, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases is $2.8 million and is expected to be recognized as follows: 2001 — $0.2 million; 2002 — $0.7 million; 2003 — $0.6 million; 2004 — $0.6 million; 2005 — $0.5 million; 2006 — $0.2 million.

Note 13.     Subsequent Events

      In October 2001, the Company completed a secondary offering of 1,322,500 shares of common stock for net proceeds of $30 million to fund the expansion of its residential loan finance business.

      On October 31, 2001, the Company issued $510 million in face value of Long-Term Debt through Sequoia Mortgage Trust 5, a trust established by Sequoia. This debt is collateralized by a pool of adjustable-rate residential mortgage loans. The proceeds received from this issuance were used to pay down a portion of the Company’s Short-Term Debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 5, 2001, the Company’s Board of Directors declared both a special and a regular common stock dividend for the fourth quarter of 2001. The special fourth quarter cash dividend of $0.15 per common share is payable on November 30, 2001 to shareholders of record on November 15, 2001. The regular quarterly cash dividend for the third quarter of $0.60 per common share is payable on January 21, 2002 to shareholders of record as of December 31, 2001. The Board of Directors also declared the third quarter preferred dividend of $0.755 per share, payable on January 21, 2002, to preferred shareholders of record as of December 31, 2001.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Safe Harbor Statement

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, any forward-looking events discussed herein might not occur. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, among other things, credit results for our mortgage assets, our cash flows and liquidity, changes in interest rates and market values on our mortgage assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of mortgage assets and the credit status of borrowers, and the level of liquidity in the capital markets, as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in our Form 10-K for the year ended December 31, 2000. Other factors not presently identified may also cause actual results to differ. Future results and changes in expectations of future results could lead to adverse changes in our dividend rate. We continuously update and revise our estimates based on actual conditions experienced. It is not practicable to publish all such revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements included herein will continue to be accurate in the future. Throughout this Form 10-Q and other company documents, the words “believe”, “expect”, “anticipate”, “intend”, “aim”, “will”, and similar words identify “forward-looking” statements.

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

      We finance high-quality jumbo loans in two ways — through our residential credit enhancement portfolio and our residential retained loan portfolio. In our residential credit enhancement portfolio, we enable the securitization and funding of mortgage loans in the capital markets by committing our capital to partially credit enhance the mortgage loans. We do this by structuring and acquiring subordinated credit enhancement interests that are created at the time the mortgage loans are securitized. After we have credit enhanced these mortgage loans, collateralized mortgage-backed securities can be created with investment grade debt ratings and then sold into the global capital markets to fund the underlying mortgages. In essence, we perform the equivalent of a guarantee or insurance function with respect to these mortgage loans. At September 30, 2001, the aggregate principal value of high quality residential loans we credit enhanced in our credit enhancement portfolio was $50 billion.

      In our residential retained mortgage loan portfolio, we acquire mortgage loans and hold them on our balance sheet to earn interest income. We typically fund the purchase of these mortgage loans through the issuance of long-term amortizing debt. At September 30, 2001, the aggregate principal value of loans in our residential retained loan portfolio was $1 billion.

      We have elected and anticipate that we will continue to be organized as a real estate investment trust (“REIT”). As a REIT, we distribute substantially all of our net taxable earnings to stockholders as dividends. As long as we retain our REIT status, we will not pay most types of REIT corporate income taxes on taxable income earned in our REIT parent.

Results of Operations

Earnings Per Share Summary

      Core earnings were $0.76 per share for the third quarter of 2001, an increase of 73% over third quarter 2000 core earnings of $0.44 per share. Reported earnings per share for the third quarter of 2001 were $0.75 per share, a 36% increase from third quarter 2000 reported earnings per share of $0.55. Reported earnings include mark-to-market adjustments to certain assets and variable stock options.

      Core earnings for the first nine months of 2001 were $2.29 per share, an increase of 57% over core earnings for the first nine months of 2000 of $1.46 per share. Reported earnings for the first nine months in 2001 were $2.19 per share, an increase of 72%, from the $1.27 per share we reported for the first nine months of 2000.

      Our regular cash dividend for common shareholders was $0.50 for the first quarter of 2001, $0.55 per share for the second quarter of 2001, and $0.57 per share for the third quarter of 2001. We also paid a special dividend of $0.18 per common share in the third quarter of 2001. For the fourth quarter of 2001, the Board of Directors declared both a regular cash dividend of $0.60 per common share and a special cash dividend of $0.15 per common share. Total regular dividends for 2001 are $2.22 per common share. Total dividend distributions, including special dividends, are $2.55 per common share for 2001.

Net Revenue (Net Interest Income After Credit Expenses)

      Net revenue rose from $7.0 million in the third quarter of 2000 to $11.6 million in the third quarter of 2001. We benefited from our continuing strategy of growth in our high-quality jumbo residential mortgage loan business, a business where we believe we have a solid competitive position and favorable long-term market trends. We also benefited from rapidly falling interest rates, as our cost of borrowed funds declined faster than our asset yields. Net interest income (net revenue) divided by average equity increased from 13.10% in the third quarter of 2000 to 18.25% in the third quarter of 2001.

      Net revenues increased from $22.7 million for the first nine months of 2000 to $33.3 million for the first nine months of 2001 due to portfolio growth and falling interest rates. Our net interest income to average equity increased from 14.21% during the first nine months of 2000 to 19.22% during the first nine months of 2001.

      We believe that we have reduced the sensitivity of our net interest income and earnings to changes in interest rates and prepayment rates, although earnings are still sensitive to such market factors. We generally maintained or increased our portfolio margins in 2000 during a time short-term interest rates increased. Although we believe that over time we have increased the stability of our margins, as part of our asset/ liability strategy we have allowed for the possibility of increased margins on a temporary basis following periods of short-term interest rate decline. This provided us additional benefit in 2001 from the fall in short-term interest rates. Conversely, a portion of our net revenues would be adversely affected on a temporary basis should short-term interest rates rise. We currently expect that in future periods our earnings per share may decline from the current record levels as the exceptional benefit we are currently experiencing from falling short-term interest rates may prove to be temporary.

      The ongoing changes we continue to make in our product mix, emphasizing residential loan products rather than the mortgage securities in our investment portfolio, are designed to increase our normalized, sustainable, long-term rate of earnings, cash flow, and dividends. In addition, we believe that growth enabled by recent stock offerings has led to a more efficient operating structure, thus potentially benefiting our sustainable financial results.

Table 1

Net Revenue
(All dollars in thousands)

						Interest	Interest
			Net			Rate	Rate	Net
	Total Interest		Interest			Spread	Margin	Interest
	Income		Income	Earning	Cost	After	After	Income/
	After Credit	Interest	(Net	Asset	Of	Credit	Credit	Average
	Provisions	Expense	Revenue)	Yield	Funds	Provisions	Provisions	Equity

Q3: 2000	$41,679	$(34,694)	$6,985	7.62%	6.87%	0.75%	1.25%	13.10%
Q4: 2000	41,755	(33,845)	7,910	7.88%	6.96%	0.92%	1.46%	14.68%
Q1: 2001	41,637	(31,413)	10,224	7.72%	6.34%	1.38%	1.85%	18.83%
Q2: 2001	38,453	(27,010)	11,443	7.18%	5.45%	1.73%	2.06%	20.76%
Q3: 2001	33,172	(21,555)	11,617	6.63%	4.83%	1.80%	2.24%	18.25%

Nine months: 2000	$127,506	$(104,758)	$22,748	7.46%	6.61%	0.85%	1.30%	14.21%
Nine months: 2001	113,262	(79,978)	33,284	7.19%	5.57%	1.62%	2.04%	19.22%

Interest Income Summary

      Total interest income (after credit expenses) declined from $41.7 million in the third quarter of 2000 to $33.2 million in the third quarter of 2001. This decline was due to two factors. Average earning assets yields decreased from 7.62% to 6.63% with falling interest rates and our average balance of earning assets (as reported on-balance sheet) fell from $2.2 billion to $2.0 billion. Interest income revenues of $113.3 million for the first nine months of 2001 were lower than revenues of $127.5 million in the first nine months of 2000. This decrease was also due to lower average balance of earning assets and lower yields.

      If we continue to shift our product mix towards our credit enhancement portfolio, our reported assets and revenues may continue to decline. Each dollar of equity capital supports a lesser amount of assets if employed in the credit-enhancement portfolio. Although interest income may decline with this strategy, our level of borrowings would also generally decline and net revenue may be enhanced.

      Recent declines in short-term interest rates may also reduce our revenue levels as our adjustable rate asset yields adjust to lower index levels. However, we would also expect that borrowings and interest expenses would decline, and that the net result may be an increase in net revenue over time.

Table 2

Total Interest Income and Yields
(All dollars in thousands)

				Residential
				Retained
			Net	Portfolio
	Average		Premium	Credit	Total	Earning
	Earning	Coupon	Amortization	Provision	Interest	Asset
	Assets	Income	Expense	Expense	Income	Yield

Q3: 2000	$2,187,936	$42,959	$(1,040)	$(240)	$41,679	7.62%
Q4: 2000	2,118,952	42,817	(818)	(244)	41,755	7.88%
Q1: 2001	2,156,741	42,690	(869)	(184)	41,637	7.72%
Q2: 2001	2,142,496	40,502	(1,885)	(164)	38,453	7.18%
Q3: 2001	2,001,687	35,300	(1,977)	(151)	33,172	6.63%

Nine months: 2000	$2,277,913	$129,510	$(1,517)	$(487)	$127,506	7.46%
Nine months: 2001	2,099,740	118,492	(4,731)	(499)	113,262	7.19%

Acquisitions and Sales Summary

      In the third quarter of 2001, we acquired $391 million of residential whole loans for future securitization, $27 million in credit-enhancement portfolio interests, and $47 million of securities for our investment portfolio. We sold $106 million in securities from our investment portfolio and $3 million of our commercial loans during this period.

Table 3

Portfolio Activity
(All dollars in thousands)

	Sep. 2000	Dec. 2000	Mar. 2001	Jun. 2001	Sep. 2001

Credit Enhancement Portfolio
Beginning Balance	$57,893	$65,118	$80,764	$100,849	$158,704
Acquisitions	6,725	14,885	20,695	61,195	27,172
Sales	0	(2,746)	0	(1,772)	0
Principal Payments	(521)	(715)	(1,022)	(1,952)	(1,895)
Amortization	356	345	126	161	86
Mark-To-Market (Balance Sheet)	665	3,876	2,654	223	4,216
Mark-To-Market (Income Statement)	0	0	(2,368)	0	0

Ending Balance	$65,118	$80,764	$100,849	$158,704	$188,283

Retained Residential
Beginning Balance	$1,267,780	$1,186,799	$1,130,997	$1,071,819	$1,060,470
Acquisitions	0	0	0	76,314	391,328
Sales	0	0	0	0	0
Principal Payments	(79,991)	(54,859)	(58,539)	(86,446)	(95,861)
Amortization	(829)	(611)	(485)	(1,065)	(1,180)
Net Change in Credit Reserve	(240)	(242)	(154)	(152)	160
Mark-To-Market (Income Statement)	79	(90)	0	0	0

Ending Balance	$1,186,799	$1,130,997	$1,071,819	$1,060,470	$1,354,606

Investment Portfolio
Beginning Balance	$883,052	$874,343	$764,775	$1,000,612	$739,187
Acquisitions	48,120	79,983	310,026	16,051	47,323
Sales	0	(128,163)	(10,997)	(162,745)	(106,297)
Principal Payments	(58,582)	(61,572)	(65,726)	(113,165)	(71,691)
Amortization	(572)	(591)	(586)	(1,086)	(899)
Mark-To-Market (Balance Sheet)	57	35	(6)	(94)	1,087
Mark-To-Market (Income Statement)	2,268	740	3,126	(386)	83

Ending Balance	$874,343	$764,775	$1,000,612	$739,187	$608,793

Commercial
Beginning Balance	$52,283	$64,641	$76,082	$70,077	$67,043
Acquisitions/Originations	15,379	25,267	0	1,500	0
Sales	(2,981)	0	(1,509)	(3,741)	(2,652)
Principal Payments	(45)	(13,866)	(4,573)	(897)	(44)
Amortization	5	39	76	104	15
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	0	0	0	0	0

Ending Balance	$64,641	$76,082	$70,077	$67,043	$64,362

      To provide a greater level of detail on our revenue trends, we discuss revenue and portfolio characteristics by product line below. Each of our product lines is a component of our single business segment of real estate finance.

Residential Credit Enhancement Portfolio

      The balance of residential loans that we credit enhance increased from $38 billion to $50 billion during the third quarter of 2001. Total credit-enhanced loans increased from $23 billion at the end of 2000. These loans do not appear on our reported balance sheet; only our net investment in the credit enhancement interests for these loans appears on our balance sheet. Our net investment in these assets increased to $188.3 million at the end of the third quarter from $158.7 million at June 30, 2001 and $80.8 million at December 2000. Credit enhancement revenue increased to $5.2 million in the third quarter of 2001 from $2.3 million in the third quarter of 2000 as our net investment in credit enhancement assets increased. Growth in this portfolio also accounted for the growth in our revenue from $6.0 million during the first nine months of 2000 to $11.3 million during the first nine months of 2001. We expect to continue to pursue growth in this portfolio when we believe prospective returns for these investments are favorable.

      At September 30, 2001, we owned $323.9 million principal (face) value of credit enhancement interests at a cost basis of $181.4 million. After mark-to-market adjustments, our net investment in these assets, as reflected on our balance sheet, was $188.3 million. Of the $135.6 million difference between principal value and reported value, $112.1 million is designated as an internal credit reserve, $30.4 million is designated as purchase discount to be amortized into income over time, and $6.9 million represented balance sheet market valuation adjustments. In addition to internal credit reserves, we also have substantial external credit-enhancements as discussed below.

      Our interests in our credit-enhancement portfolio are “first-loss”, “second-loss”, or “third loss”. First loss interests are generally allocated actual credit losses on the entire underlying pool of loans up to the amount of such first loss interest. The first loss serves as credit protection for the second loss, third loss, and more senior interests. We may own any combination of first, second, third loss, or more senior interests in any pool of loans. Interests that are junior to our interests and owned by others provide external credit enhancement to us. The table below presents the face value and our net book value by type of interest we own.

Table 4

Credit Enhancement Portfolio — Net Book Value
(All dollars in thousands)

	Sep. 2000	Dec. 2000	Mar. 2001	Jun. 2001	Sep. 2001

First loss position, principal value	$30,782	$34,959	$41,156	$76,386	$105,830
Second loss position, principal value	20,597	30,703	37,197	67,700	84,876
Third loss position, principal value	54,793	59,216	76,880	121,918	133,164

Total principal value	$106,172	$124,878	$155,233	$266,004	$323,870

First loss position, net book value	$9,231	$12,080	$13,191	$18,956	$25,886
Second loss position, net book value	14,168	21,109	25,106	43,733	53,925
Third loss position, net book value	41,719	47,575	62,552	96,015	108,472

Total net book value	$65,118	$80,764	$100,849	$158,704	$188,283

Total Principal value (face value)	$106,172	$124,878	$155,233	$266,004	$323,870
Internal credit reserves	(23,139)	(27,052)	(35,722)	(78,170)	(112,133)
Discount to be amortized	(13,914)	(16,883)	(21,137)	(31,824)	(30,365)

Net investment	69,119	80,943	98,374	156,010	181,372
Market valuation adjustment	(4,001)	(179)	2,475	2,694	6,911

Net book value	$65,118	$80,764	$100,849	$158,704	$188,283

      Our credit enhancement portfolio yield was 12.44% during the third quarter of 2001, a decline from 13.55% yield in the third quarter of 2000. This decline is due primarily to the acquisition of an increased proportion of third loss interests that have lower yields than first or second loss interests due to their lower risk levels. For the same reason, yields for this portfolio fell from 15.19% during the first nine months of 2000 to 12.24% during the first nine months of 2001. Yields in this portfolio increased in the third quarter of 2001 from the previous quarter due to the acquisition of an increased proportion of first and second loss interests during the later period.

      We continue to establish what we believe to be an appropriate level of credit reserves upon acquisition of these assets. If future credit results are satisfactory, we may not need all of these reserves. Should this be determined, we will then designate a portion of our internal reserves as discount rather than credit reserve, thus increasing future discount amortization income and future asset yields. If further credit results are worse than assumed at purchase, potential adjustments to the credit reserve may be required and such adjustments may require an immediate charge against income.

Table 5

Credit Enhancement Portfolio Interest Income and Yields
(All dollars in thousands)

			Average			Net
	Average	Average	Net			Discount	Total
	Principal	Credit	Discount	Average	Coupon	Amort.	Interest
	Value	Reserve	Balance	Basis	Income	Income	Income	Yield

Q3: 2000	$100,857	$(21,484)	$(11,956)	$67,417	$1,928	$356	$2,284	13.55%
Q4: 2000	113,370	(24,596)	(12,514)	76,260	2,144	346	2,490	13.06%
Q1: 2001	135,471	(31,415)	(18,260)	85,796	2,516	126	2,642	12.32%
Q2: 2001	184,472	(48,845)	(21,920)	113,707	3,242	161	3,403	11.97%
Q3: 2001	296,417	(96,364)	(31,378)	168,675	5,160	86	5,246	12.44%
Nine months: 2000	$78,239	$(16,489)	$(8,801)	$52,949	$4,388	$1,646	$6,034	15.19%
Nine months: 2001	206,043	(59,112)	(23,901)	123,030	10,918	373	11,291	12.24%

      Credit losses for the $50 billion portfolio that we credit enhanced at September 30, 2001 totaled $0.6 million in the third quarter of 2001. The annualized rate of credit loss was less than 1 basis point (0.01%) of the portfolio. Of this loss, $0.4 million was borne by the external credit enhancements to our positions and $0.2 million was incurred by us and charged against our internal reserves. At quarter-end, we had $94.8 million of external credit enhancements and $112.1 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of first and second loss interests that are junior to us and are owned by others. Total reserves of $206.9 million represented 41 basis points (0.41%) of our credit enhancement portfolio of $50 billion. Reserves, credit protection, and risks are specific to each credit-enhancement interest.

      Most of the loans we credit enhance are “A+” quality loans. We refer to loans as A+ quality when they generally meet the secondary mortgage market standards for top quality loans. We also credit enhance a smaller amount of “Alt-A” loans. Generally, Alt-A loans are A-quality loans made to A-quality borrowers that have specific requirements that are exceptions to standard A+ jumbo underwriting criteria. Alt-A loan pools, for instance, may contain higher levels of self-employed borrowers, limited documentation loans, higher

LTV loans, second homes, investor properties, and 2-4 family properties. The following table presents our internal credit reserve and credit protection for these two subsets of our total credit enhancement portfolio.

Table 6

Credit Enhancement Portfolio Credit Protection
(At period end, all dollars in thousands)

	Sep. 2000	Dec. 2000	Mar. 2001	Jun. 2001	Sep. 2001

Total Credit Enhancement Portfolio
Internal Credit Reserves	$23,139	$27,052	$35,722	$78,170	$112,133
External Credit Enhancement	78,564	86,840	86,600	91,004	94,745

Total Credit Protection	$101,703	$113,892	$122,322	$169,174	$206,878
As % of Total Portfolio	0.47%	0.50%	0.45%	0.44%	0.41%

“Alt-A” Portfolio
Internal Credit Reserves	$3,925	$3,789	$4,565	$4,061	$4,010
External Credit Enhancement	24,493	22,011	20,250	18,098	16,886

Total Credit Protection	$28,418	$25,800	$24,815	$22,159	$20,896
As % of “Alt-A” Portfolio	4.63%	4.59%	4.85%	5.05%	5.23%

“A+” Portfolio
Internal Credit Reserves	$19,214	$23,263	$31,157	$74,109	$108,123
External Credit Enhancement	54,071	64,829	66,350	72,906	77,859

Total Credit Protection	$73,285	$88,092	$97,507	$147,015	$185,982
As % of “A+” Portfolio	0.35%	0.40%	0.37%	0.39%	0.38%

      Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit enhancement portfolio decreased from 0.26% of the current balances to 0.22% during the third quarter of 2001. This decrease was largely the result of third quarter acquisitions of credit enhancement interests from pools with low delinquency rates. Total delinquencies as a percent of current loan balance on the portfolio of loans that we credit-enhanced at June 30, 2001 rose from 0.26% to 0.29% during the third quarter. We expect delinquency and loss rates for our credit enhanced loan portfolio to increase from their current modest levels, given the weakening economy and the natural seasoning pattern of these loans. Future acquisitions and prepayments will also affect our ratio of delinquencies to the current balances of loans.

Table 7

Total Residential Credit Enhancement Portfolio — Credit Results
(At period end, all dollars in thousands)

							Total
				Redwood’s	Losses To		Credit
	Underlying	Delinquencies		Share of	External	Total	Losses as
	Mortgage			Credit	Credit	Credit	% of Loans
	Loans	$	%	Losses	Enhancement	Losses	(annualized)

Q3: 2000	$21,609,785	$58,102	0.27%	$(245)	$(345)	$(590)	0.011%
Q4: 2000	22,633,860	51,709	0.23%	(56)	(1,512)	(1,568)	0.028%
Q1: 2001	27,081,361	63,893	0.24%	(55)	(550)	(605)	0.009%
Q2: 2001	38,278,631	98,287	0.26%	(196)	(824)	(1,020)	0.011%
Q3: 2001	49,977,641	107,821	0.22%	(192)	(407)	(599)	0.005%

Nine months: 2000	$21,609,785	$58,102	0.27%	$(701)	$(2,239)	$(2,940)	0.018%
Nine months: 2001	49,977,641	107,821	0.22%	(443)	(1,781)	(2,224)	0.006%

      The following two tables present credit performance for the Alt-A and A+ quality sub-sets of our credit-enhancement portfolio.

Table 8

Credit Enhancement Portfolio — Credit Results for Alt-A Loans
(At period end, all dollars in thousands)

					Losses		Total
				Redwood’s	To		Credit
	Underlying	Delinquencies		Share of	External	Total	Losses as
	Mortgage			Credit	Credit	Credit	% of Loans
	Loans	$	%	Losses	Enhancement	Losses	(annualized)

Q3: 2000	$613,682	$36,010	5.87%	$(241)	$(277)	$(518)	0.338%
Q4: 2000	562,696	28,990	5.15%	(54)	(858)	(912)	0.648%
Q1: 2001	512,025	26,836	5.24%	(53)	(546)	(599)	0.466%
Q2: 2001	439,077	25,754	5.87%	(184)	(348)	(532)	0.485%
Q3: 2001	399,278	21,219	5.31%	(9)	(104)	(113)	0.113%
Nine months: 2000	$613,682	$36,010	5.87%	$(691)	$(2,146)	$(2,837)	0.616%
Nine months: 2001	399,278	21,219	5.31%	(246)	(998)	(1,244)	0.415%

      Delinquencies as a percentage of current loan balances for Alt-A loans appear high in part because these are highly seasoned pools where most of the original loans in these pools have prepaid. Delinquencies and credit losses in these pools have been declining over the past few years. Our total internal and external credit reserves for this sub-set of our credit-enhancement portfolio were $20.9 million at September 30, 2001.

      For the A+ loans in our credit enhancement portfolio, delinquencies as a percentage of current loan balances fell in the third quarter of 2001 due to the acquisition of interests in more recently originated loan pools. For the pools of A+ loans that we credit-enhanced on June 30, 2001, our delinquencies as a percent of current loan balance increased from 0.19% to 0.23% during the third quarter of 2001.

Table 9

Credit Enhancement Portfolio — Credit Results for A+ Loans
(At period end, all dollars in thousands)

					Losses		Total
				Redwood’s	To		Credit
	Underlying	Delinquencies		Share of	External	Total	Losses as
	Mortgage			Credit	Credit	Credit	% of Loans
	Loans	$	%	Losses	Enhancement	Losses	(annualized)

Q3: 2000	$20,996,103	$22,092	0.11%	$(4)	$(68)	$(72)	0.001%
Q4: 2000	22,071,164	22,719	0.10%	(2)	(654)	(656)	0.012%
Q1: 2001	26,569,336	37,057	0.14%	(2)	(4)	(6)	0.001%
Q2: 2001	37,839,554	72,533	0.19%	(12)	(476)	(488)	0.005%
Q3: 2001	49,578,363	86,602	0.17%	(183)	(303)	(486)	0.004%
Nine months: 2000	$20,996,102	$22,092	0.11%	$(10)	$(93)	$(103)	0.001%
Nine months: 2001	49,578,363	86,602	0.17%	(197)	(783)	(980)	0.003%

      At September 30, 2001, we credit enhanced 132,555 loans (with a principal value of $50 billion) in our total credit enhancement portfolio. Of these, 70% were fixed-rate loans, 19% were hybrid loans (loans that become adjustable after a 3 to 10 year fixed rate period), and 11% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $377,000. At September 30, 2001, loans with principal balances of $600,000 or less comprised 92% of the total number of such loans and 83% of the total balance of such loans. We credit-enhanced 1,184 loans with principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $1.7 billion. Loans over $1 million were 1% of the total number of loans and 3% of the total balance of loans that we credit-enhanced at quarter-end.

      For 80% of the loans in our portfolio, a FICO credit score was obtained at origination and is available. For these loans, the average FICO score was 726. Borrowers with FICO scores over 720 comprised 59% of the portfolio, those with scores between 680 and 720 comprised 23%, those with scores between 620 and 680 comprised 16%, and those with scores below 620 comprised 2% of our credit enhancement portfolio.

      Most of the loans that we credit enhance are seasoned. On average, our credit-enhanced loans have 27 months of seasoning. Generally, the credit risk for these loans is reduced as property values have appreciated and the loan balances have amortized. In effect, the current loan-to-value ratio for seasoned loans is often much reduced from the loan-to-value ratio at origination.

      Loans with loan-to-value ratios (“LTV”) at origination in excess of 80% made up 8% of loan balances. We benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially reduce the effective LTV on these loans. The average effective LTV at origination for all the loans we credit enhance (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 71%. Given housing appreciation and loan amortization, we estimate the average current effective LTV for these loans is roughly 56%.

      The table below presents some of the key attributes of loans in our credit-enhancement portfolio.

Table 10

Credit Enhancement Portfolio — Underlying Collateral Characteristics
(All dollars in thousands)

	Sep. 2000	Dec. 2000	Mar. 2001	Jun. 2001	Sep. 2001

Credit enhancement portfolio	$21,609,785	$22,633,860	$27,081,361	$38,278,631	$49,977,641
Number of credit-enhanced loans	61,756	63,675	77,011	105,721	132,555
Average loan size	$350	$356	$352	$362	$377
Adjustable %	34%	35%	28%	19%	11%
Hybrid %	3%	7%	11%	20%	19%
Fixed %	63%	58%	61%	61%	70%
Northern California	25%	25%	23%	26%	25%
Southern California	25%	25%	24%	28%	26%
New York	6%	6%	6%	5%	5%
Texas	3%	3%	4%	3%	4%
New Jersey	4%	4%	4%	3%	3%
Massachusetts	3%	3%	4%	3%	3%
Other states	34%	34%	35%	32%	34%
Year 2001 Origination	0%	0%	7%	21%	32%
Year 2000 Origination	10%	19%	21%	14%	14%
Year 1999 Origination	38%	35%	29%	36%	31%
Year 1998 Origination	17%	16%	18%	13%	10%
Year 1997 Origination	1%	1%	1%	1%	1%
Year 1996 or Earlier Origination	34%	29%	24%	15%	12%

      The geographic dispersion of our credit enhancement portfolio generally mirrors that of the jumbo residential market as a whole with approximately half of our loans concentrated in California. A closer look at some of the characteristics of our California loans is provided below.

      For the loans that we credit enhance where the property is in Northern California (25% of the total portfolio), at September 30, 2001 the average loan balance was $395,200, the average FICO score was 726, and the average LTV at origination was 70%. On average, these Northern California loans have 36 months of seasoning, with 34% originated in year 2001, 10% in year 2000, and 56% in years 1999 or earlier. At September 30, 2001, Northern California loans with principal balances of $600,000 or less comprised 91% of the total number of Northern California loans and 82% of the total balance of such loans. At September 30, 2001, 298 of such loans had principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $418 million. They represented 1% of the total number of Northern California loans and 3% of the total balance of Northern California loans. Delinquencies in our Northern California residential credit enhancement portfolio at September 30, 2001 were 0.12% of current loan balance.

      For the 26% of our loans where the homes are located in Southern California, the average loan balance at September 30, 2001 was $393,200, the average FICO score was 720, and the average LTV at origination was 73%. These Southern California loans have 35 months of seasoning, on average, with 24% originated in year 2001, 8% in year 2000, and 68% in years 1999 or earlier. At September 30, 2001, Southern California loans with principal balances of $600,000 or less comprised 90% of the total number of loans and 78% of the total balance of loans. At September 30, 2001, 471 of these loans had principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $675 million. They represented 1% of the total number of Southern California loans and 5% of the total balance of Southern California loans. Delinquencies in our Southern California residential credit enhancement portfolio at September 30, 2001 were 0.27% of current loan balance.

Residential Retained Loan Portfolio

      Interest income in our residential retained loan portfolio declined over the last year from $22.0 million in the third quarter of 2000 to $15.3 million in the third quarter of 2001 as a result of declining yields. Yields fell during this time period due to falling interest rates. The average size of our residential retained portfolio also decreased in the third quarter of 2001 from the third quarter of 2000 by 10%. We have acquired additional residential whole loans in the second half of 2001 and continue to evaluate several additional acquisition opportunities. Due to these acquisitions, revenues in this portfolio may increase over the next few quarters, in spite of falling yields on our existing portfolio that we expect as a result of the recent decline in short-term interest rates.

Table 11

Residential Retained Portfolio Interest Income and Yields
(All dollars in thousands)

				Annual
		Average		Mortgage		Net
	Average	Net	Average	Prepay		Premium	Credit	Total
	Principal	Premium	Credit	Rate	Coupon	Amortization	Provision	Interest
	Balance	Balance	Reserve	(CPR)	Income	Expense	Expense	Income	Yield

Q3: 2000	$1,202,056	$14,760	$(4,454)	22%	$23,118	$(829)	$(240)	$22,049	7.27%
Q4: 2000	1,141,624	14,141	(4,696)	16%	22,316	(611)	(244)	21,461	7.46%
Q1: 2001	1,083,943	13,519	(4,895)	21%	20,371	(485)	(184)	19,702	7.21%
Q2: 2001	1,007,227	12,747	(5,051)	24%	17,492	(1,065)	(164)	16,263	6.41%
Q3: 2001	1,087,593	12,138	(4,950)	25%	16,583	(1,180)	(151)	15,252	5.57%

Nine months: 2000	$1,271,686	15,396	(4,311)	22%	71,144	(1,984)	(487)	68,673	7.14%
Nine months: 2001	1,059,601	12,857	(4,966)	23%	54,446	(2,730)	(499)	51,217	6.40%

      Credit losses were $0.3 million in this portfolio in the third quarter of 2001, largely as the result of a serious loss on a single loan. We charged the $0.3 million loss against our credit reserve for this portfolio. At quarter end, our credit reserve was $5.0 million (0.37% of the portfolio). Delinquencies in this portfolio declined during the quarter. We expect that delinquencies and losses on this portfolio may increase from their current levels as a result of a weaker economy.

Table 12

Residential Retained Portfolio — Credit Results
(At period end, all dollars in thousands)

				Loss Severity	Realized	Annualized	Ending
	Ending	Delinquent	Delinquent	On Liquidated	Credit	Credit Losses	Credit
	Balance	Loans	Loan %	Loans	Losses	As % of Loans	Reserve

Q3: 2000	$1,186,799	$4,330	0.36%	0%	0	0.000%	$4,573
Q4: 2000	1,130,997	5,667	0.50%	0%	0	0.000%	4,814
Q1: 2001	1,071,819	6,371	0.59%	13%	(30)	0.008%	4,968
Q2: 2001	1,060,470	4,913	0.46%	14%	(12)	0.000%	5,120
Q3: 2001	1,354,606	4,823	0.36%	60%	(311)	0.092%	4,960

Nine months: 2000	$1,186,799	$4,330	0.36%	0%	$(42)	0.005%	$4,570
Nine months: 2001	1,354,606	4,823	0.36%	42%	(353)	0.035%	4,960

      At September 30, 2001, we owned 3,909 residential loans with a total value of $1.4 billion. These were all “A” quality loans at origination. Of the total, 81% were adjustable rate loans and 19% were hybrid loans. Our hybrid loans have fixed rate coupons until December 2002, on average. They will then become adjustable rate loans. The average loan size of our retained portfolio was $346,600. At September 30, 2001, retained loans with principal balances of $600,000 or less comprised 87% of the total number of such loans and 63% of the total balance of such loans. We owned 126 loans with a loan balance over $1 million; the average size of these loans was $1.5 million. Loans with balances over $1 million made up 3% of the loans and 14% of the balances of our total retained loan portfolio. Northern California loans were 10% of the total and Southern California loans were 12% of the total. Loans originated in 1999 or earlier were 66% of the total. Loans where the original loan balance exceeded 80% LTV made up 14% of loan balances; we benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially lower the effective LTV on these loans. The average effective LTV at origination for our residential retained portfolio (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 68%. Given housing appreciation and loan amortization, we estimate the current effective LTV of our retained loan portfolio is roughly 56%.

Table 13

Retained Residential Portfolio — Loan Characteristics
(All dollars in thousands)

	Sep. 2000	Dec. 2000	Mar. 2001	Jun. 2001	Sep. 2001

Principal Value (Face Value)	$1,177,111	$1,122,170	$1,063,633	$1,053,158	$1,346,346
Internal Credit Reserves	(4,573)	(4,814)	(4,968)	(5,120)	(4,960)
Premium/(Discount) to be amortized	14,261	13,641	13,154	12,432	13,220

Retained Residential Loans	$1,186,799	$1,130,997	$1,071,819	$1,060,470	$1,354,606
Number of loans	3,804	3,633	3,433	3,306	3,909
Average loan size	$312	$311	$312	$321	$347
Adjustable %	71%	71%	71%	73%	81%
Hybrid %	29%	29%	29%	27%	19%
Fixed %	0%	0%	0%	0%	0%

Northern California	13%	13%	13%	13%	10%
Southern California	12%	12%	11%	10%	12%
Florida	9%	9%	9%	9%	11%
New York	8%	8%	8%	9%	8%
Georgia	5%	5%	5%	4%	7%
New Jersey	5%	5%	5%	6%	5%
Texas	5%	5%	5%	5%	5%
Other states	43%	43%	44%	44%	42%

Year 2001 origination	0%	0%	0%	7%	34%
Year 2000 origination	0%	0%	0%	0%	0%
Year 1999 origination	19%	19%	18%	17%	12%
Year 1998 origination	32%	32%	32%	29%	21%
Year 1997 origination	37%	37%	38%	36%	25%
Year 1996 or earlier origination	12%	12%	12%	11%	8%

      We fund most of our residential retained loan portfolio through the issuance of long-term debt through our special purpose subsidiary, Sequoia Mortgage Funding Corporation (“Sequoia”). The financing is non-recourse to Redwood. Our exposure to long-term financed loans is limited to our investment in Sequoia, which, at September 30, 2001, was $28 million or 3.18% of the loan balances financed with long-term debt. Short-term funded residential mortgage loans retained at September 30, 2001 were $467 million. In October, we replaced a portion of our short-term debt funding of our residential retained loan portfolio (including additional loans acquired in October) with $510 million of long-term debt issued through Sequoia.

Combined Residential Loan Portfolios

      The tables below show certain attributes of our residential credit enhancement portfolio and our residential retained loan portfolio on a combined basis.

Table 14

Residential Loan Portfolio — Credit Protection
(All dollars in thousands)

		Redwood’s			As % of
	Total	Residential	External	Total	Total
	Residential	Credit	Credit	Credit	Residential
	Loans	Reserve	Enhancement	Protection	Loans

Sep. 2000	$22,796,584	$26,709	$78,564	$105,273	0.46%
Dec. 2000	23,764,857	31,866	86,840	118,706	0.50%
Mar. 2001	28,153,180	40,690	86,600	127,290	0.45%
Jun. 2001	39,339,101	83,290	91,004	174,294	0.44%
Sep. 2001	51,332,246	117,093	94,745	211,838	0.41%

Nine months: 2000	$22,796,584	$26,709	$78,564	$105,273	0.46%
Nine months: 2001	51,332,247	117,093	94,745	211,838	0.41%

Table 15

Residential Loan Portfolio — Credit Performance
(All dollars in thousands)

				Losses		Total
		As % of	Redwood’s	To		Credit
		Total	Share of	External	Total	Losses as
		Residential	Credit	Credit	Credit	% of Loans
	Delinquencies	Loans	Losses	Enhancement	Losses	(annualized)

Q3: 2000	$62,432	0.27%	$(245)	$(345)	$(590)	0.010%
Q4: 2000	57,376	0.24%	(56)	(1,512)	(1,568)	0.026%
Q1: 2001	70,264	0.25%	(85)	(550)	(635)	0.009%
Q2: 2001	103,200	0.26%	(208)	(824)	(1,032)	0.010%
Q3: 2001	112,644	0.22%	(503)	(407)	(910)	0.007%

Nine months: 2000	$62,432	0.27%	$(744)	$(2,239)	$(2,982)	0.017%
Nine months: 2001	112,644	0.22%	(796)	(1,781)	(2,577)	0.007%

Investment Portfolio

      Our investment portfolio, which consists primarily of AAA and AA rated adjustable-rate residential mortgage securities, was reduced by $156 million from December 31, 2000 to September 30, 2001. This reflects our long-term strategy of emphasizing loan products. However, we may increase the size of our investment portfolio on a temporary basis if market conditions change or if we raise new equity capital.

      The yields on this portfolio fell during the third quarter of 2001 due to declining interest rates and faster prepayment speeds. We expect the coupon rates to continue to decrease over the remainder of 2001 as a result of lower short-term interest rates. Prepayment speeds may continue to be high, further suppressing yields in this portfolio.

Table 16

Investment Portfolio Interest Income and Yields
(All dollars in thousands)

		Average	Mortgage		Net
	Average	Net	Prepayment		Premium	Total
	Earning	Premium	Rates	Coupon	Amortization	Interest
	Assets	Balance	(CPR)	Income	Expense	Income	Yield

Q3: 2000	$868,159	$8,946	20%	$17,278	$(572)	$16,706	7.62%
Q4: 2000	822,452	9,595	19%	16,832	(591)	16,241	7.81%
Q1: 2001	874,307	10,164	19%	17,634	(586)	17,048	7.71%
Q2: 2001	910,793	14,013	31%	17,648	(1,086)	16,562	7.16%
Q3: 2001	626,246	12,332	32%	11,642	(898)	10,744	6.73%

Nine months: 2000	$904,774	$8,099	20%	$52,150	$(1,185)	$50,965	7.44%
Nine months: 2001	802,873	12,178	27%	46,924	(2,570)	44,354	7.26%

      The table below presents our investment portfolio by asset category.

Table 17

Investment Portfolio Characteristics
(Residential Mortgage Backed Securities, Unless Noted)
(All dollars in thousands)

	Credit Rating	Sep. 2000	Dec. 2000	Mar. 2001	Jun. 2001	Sep. 2001

FNMA & FHLMC — Adjustable	“AAA”	$624,918	$521,204	$488,735	$437,560	$389,400
Jumbo — Adjustable	AAA or AA	172,508	185,018	451,950	243,078	138,261
Jumbo — Hybrid	AAA or AA	24,048	7,964	0	0	43,775
Jumbo — Fixed	AAA or AA	3,481	9,439	23,997	24,815	15,732
CMOs — Fixed	AAA or AA	13,843	0	0	0	0
Home Equity — Floaters	AAA or AA	23,015	23,015	19,277	14,600	14,600
Home Equity — Fixed	AAA to BBB	12,314	17,044	13,062	13,026	1,050
Interest-Only	AAA	216	113	71	60	53
Interest-Only — Commercial	AAA	0	0	2,534	5,082	5,008
CBO Equity — Mixed Real Estate	B or NR	0	978	986	966	914

Total Investment Portfolio		$874,343	$764,775	$1,000,612	$739,187	$608,793
Realized Credit Losses During the Quarter		$0	$0	$0	$0	$0

Commercial Retained Loan Portfolio

      Our commercial loan portfolio continues to decrease due to loan sales and payoffs. Unless we make additional acquisitions, portfolio balances should continue to decline as loans pay off or we sell some assets.

Our yield on our commercial mortgage loans increased during the first nine months of 2001 primarily due to earlier than expected payoffs, allowing us to accelerate the recognition of deferred origination fees.

Table 18

Commercial Portfolio Interest Income and Yields
(All dollars in thousands)

		Average
	Average	Net		Discount	Credit	Total
	Principal	Discount	Coupon	Amortization	Provision	Interest
	Value	Balance	Income	Income	Expense	Income	Yield

Q3: 2000	$13,982	$(265)	$367	$5	$0	$372	10.85%
Q4: 2000	38,020	(477)	987	39	0	1,026	10.93%
Q1: 2001	73,836	(1,208)	1,857	76	0	1,933	10.65%
Q2: 2001	70,279	(878)	1,857	104	0	1,961	11.30%
Q3: 2001	66,024	(724)	1,680	15	0	1,695	10.38%

Nine months: 2000	$12,708	$(103)	$971	$5	0	$976	10.32%
Nine months: 2001	70,018	(935)	5,394	195	0	5,589	10.79%

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

      Our goal is to secure long-term, non-recourse debt for our commercial mortgage loans. We accomplished this by obtaining $17 million of debt for $21 million of our loans in the first nine months of 2001. While we seek more permanent funding for our commercial loan portfolio, we fund these loans with a combination of equity and short and medium-term credit facilities.

Table 19

Commercial Portfolio Loan Characteristics
(All dollars in thousands)

	Sep. 2000	Dec. 2000	Mar. 2001	Jun. 2001	Sep. 2001

Total Commercial*	$64,641	$76,082	$70,077	$67,043	$64,362
Number of Loans	17	20	18	16	14
Average Loan Size	$3,802	$3,804	$3,893	$4,190	$4,597
Serious Delinquency $	$0	$0	$0	$0	$0
Realized Credit losses	$0	$0	$0	$0	$0
California %	69%	73%	71%	68%	67%

*	Includes loans held at RWT Holdings, Inc., which was consolidated with our financials as of January 1, 2001.

Interest Expense

      Total interest expense declined over the last year from $34.7 million in the third quarter of 2000 to $21.6 million in the third quarter of 2001. This sharp decline was due to the rapid and significant fall in short-term interest rates. For instance, the one-month LIBOR interest rate, which averaged 6.62% during the third quarter of 2000, decreased from 6.56% to 2.63% during the first nine months of 2001 and averaged 3.55% during the third quarter of 2001. As a result, our cost of funds decreased to 4.83% for the third quarter of 2001 from 6.87% for the third quarter of 2000. Similarly, our cost of funds for the first nine months of 2001 was 5.57%, a decrease from our cost of funds of 6.61% in the first nine months of 2000.

Table 20

Interest Expense
(All dollars in thousands)

		Long	Long		Short	Short
		Term	Term	Average	Term	Term		Total
	Average	Debt	Debt	Short	Debt	Debt	Total	Cost
	Long Term	Interest	Cost of	Term	Interest	Cost of	Interest	Of
	Debt	Expense	Funds	Debt	Expense	Funds	Expense	Funds

Q3: 2000	$1,191,730	$20,449	6.86%	$827,114	$14,245	6.89%	$34,694	6.87%
Q4: 2000	1,125,898	19,559	6.95%	819,160	14,286	6.98%	33,845	6.96%
Q1: 2001	1,072,172	17,838	6.65%	910,515	13,575	5.96%	31,413	6.34%
Q2: 2001	1,018,646	15,167	5.96%	964,543	11,843	4.91%	27,010	5.45%
Q3: 2001	933,340	12,714	5.45%	852,341	8,841	4.15%	21,555	4.83%
Nine months: 2000	$1,141,161	$56,735	6.63%	$972,051	$48,023	6.59%	$104,758	6.61%
Nine months: 2001	1,007,321	45,719	6.05%	908,563	34,259	5.03%	79,978	5.57%

      Short-term debt average balances continue to decrease. However, short-term debt may increase when we acquire residential whole loans in anticipation of a future securitization or we add to our investment portfolio.

      All of our long-term non-recourse debt for our residential loans was issued through our special purpose financing subsidiary, Sequoia. In October 2001, we issued $510 million of such debt through Sequoia. Long-term debt declined during the third quarter and first nine months of 2001 as a result of principal repayments received in our residential retained portfolio. We issued $17 million of new long-term debt during the first quarter of 2001 to fund two of our commercial loans to maturity. In the second quarter of 2001, Fitch IBCA rating agency upgraded the credit ratings on three classes of one of our debt issues (Sequoia 3 M1 to M3).

Table 21

Long-Term Debt Characteristics
(All dollars in thousands)

							Principal	Interest
			Original			Estimated	Outstanding	Rate At
	Debt	Issue	Issue		Stated	Callable	At Sep. 30,	Sep. 30,
Long Term Debt Issue	Rating	Date	Amount	Index	Maturity	Date	2001	2001

Sequoia 1 A1	AAA	7/29/97	$334,347	1mLIBOR	2/15/28	Called	$0	N/A
Sequoia 1 A2	AAA	7/29/97	200,000	FedFunds	2/15/28	Called	0	N/A
Sequoia 2 A1	AAA	11/6/97	592,560	1yTreasury	3/30/29	2003	233,018	5.82%
Sequoia 2 A2	AAA	11/6/97	156,600	1mLIBOR	3/30/29	2003	61,581	3.00%
Sequoia 3 A1	AAA	6/26/98	225,459	Fixed to 12/02	5/31/28	Retired	0	N/A
Sequoia 3 A2	AAA	6/26/98	95,000	Fixed to 12/02	5/31/28	Retired	0	N/A
Sequoia 3 A3	AAA	6/26/98	164,200	Fixed to 12/02	5/31/28	2002	96,629	6.35%
Sequoia 3 A4	AAA	6/26/98	121,923	Fixed to 12/02	5/31/28	2002	121,923	6.25%
Sequoia 3 M1	AA/AAA	6/26/98	16,127	Fixed to 12/02	5/31/28	2002	16,127	6.80%
Sequoia 3 M2	A/AA	6/26/98	7,741	Fixed to 12/02	5/31/28	2002	7,741	6.80%
Sequoia 3 M3	BBB/A	6/26/98	4,838	Fixed to 12/02	5/31/28	2002	4,838	6.80%
Sequoia 1A A1	AAA	5/4/99	157,266	1mLIBOR	2/15/28	2002	64,223	3.98%
Sequoia 4 A	AAA	3/21/00	377,119	1mLIBOR	8/31/24	2005	259,893	2.97%
Commercial 1	N/A	3/30/01	8,713	1mLIBOR	11/1/02	N/A	8,713	6.67%
Commercial 2	N/A	3/30/01	8,320	1mLIBOR	10/1/03	N/A	8,320	6.67%

Total Long-Term Debt			$2,470,213				$883,006	4.82%

Operating Expenses

      Operating expenses, as measured for core earnings, include expenses at Holdings on an as-if consolidated basis in 2000, while excluding operating expenses associated with closed business units. Our operating expenses were $2.7 million in the third quarter of 2001, a decrease from $3.4 million in the second quarter of 2001 and $3.0 million in the first quarter of 2001. Operating expenses increased slightly from $2.6 million in the third quarter of 2000.

      For the first nine months of 2001, operating expenses were $9.1 million, an increase from $8.2 million for the first nine months of 2000. Higher performance-based compensation incurred as a result of increased profitability accounted for the increase in operating costs during the 2001 periods.

      As a percent of average equity, our operating expenses fell to 4.32% in the third quarter of 2001 from 4.87% in the third quarter of 2000. The decline was due in part to growth in our equity base achieved without significant increases in overhead. Our year-to-date operating expense ratio increased from 5.14% in 2000 to 5.26% in 2001 due to increased performance-based compensation in 2001.

Table 22

Operating Expenses
(All dollars in thousands)

		Core
		Operating
	Core	Expenses/
	Operating	Average
	Expenses	Equity

Q3: 2000	$2,597	4.87%
Q4: 2000	1,798	3.34%
Q1: 2001	2,980	5.49%
Q2: 2001	3,378	6.13%
Q3: 2001	2,748	4.32%
Nine months: 2000	$8,222	5.14%
Nine months: 2001	9,106	5.26%

      We believe that a portion of our operating expenses will remain relatively fixed as we increase our equity capital base and increase our real estate finance activities over the next year. Thus, as we grow, we would expect our ratio of core operating expenses to equity to decline. This operating leverage could potentially benefit our earnings and dividends per share.

Core Earnings

      Core earnings are earnings from ongoing operations before mark-to-market adjustments on certain assets and variable stock options.

      Our core earnings were $0.76 per share in the third quarter of 2001, an increase of 73% from the $0.44 per share we earned in the third quarter of 2000. For the first nine months of 2001, core earnings were $2.29 per share, an increase of 57% from the $1.46 per share in core earnings generated in the first nine months of 2000.

      The table below reconciles core earnings to reported GAAP earnings, showing Holdings and Redwood using the 2001 format for presentation (i.e., as if Holdings had been consolidated with Redwood in 2000).

Table 23

Core Earnings and GAAP Earnings
Presented as if Holdings Was Consolidated in All Quarters
(All dollars in thousands)

			Variable
			Stock
		Asset	Option					Reported
		Mark-to-	Mark-to-	Closed	Reported	Average	Core	GAAP
	Core	Market	Market	Business	GAAP	Diluted	Earnings	Earnings
	Earnings	Adjustments	Adjustments	Units	Earnings	Shares	Per share	Per Share

Q3: 2000	$3,951	$927	$0	$0	$4,878	8,908,399	$0.44	$0.55
Q4: 2000	5,603	(640)	0	0	4,963	8,962,950	0.62	0.55
Q1: 2001	6,563	273	(156)	0	6,680	9,065,221	0.73	0.74
Q2: 2001	7,384	(413)	(508)	0	6,463	9,184,195	0.80	0.70
Q3: 2001	8,188	104	(227)	0	8,065	10,752,062	0.76	0.75
Nine months: 2000	$12,982	$(1,689)	$0	$(46)	$11,247	8,878,379	$1.46	$1.27
Nine months: 2001	22,135	(36)	(891)	0	21,208	9,666,136	2.29	2.19

      For the fourth quarter of 2001, we currently expect net interest income and core earnings to be strong due to continued decreases in short-term interest rates. In the long-term, we believe trends in our core earning are more likely to be driven by credit results, growth, and competition factors in the jumbo residential markets than by interest rate factors.

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

Other Income and Expenses

      Other income and expenses include market value adjustments on certain stock options and, prior to 2001, our equity in income of Holdings. For the third quarter of 2001, variable stock option expense was $0.2 million as a result of an increase in our common stock price during this period. Our stock price also rose during the first nine months of 2001 resulting in a variable stock option expense of $0.9 million during this period. For the three and nine month periods in 2000, the largest component of Other Income and Expense was the loss reported at Holdings.

Mark-to-Market Adjustments

      In the third quarter of 2001, assets marked-to-market through our income statement increased in value by $0.1 million, due in part to declining short-term interest rates. When short-term interest rates stabilize or increase, asset values may decline from their current levels. Many other factors may affect market values. For the first nine months of 2001, the mark-to-market adjustments recognized through our income statement were negative $0.04 million. This includes the result of a cumulative effect upon adoption of new accounting rules under EITF 99-20.

Shareholder Wealth

      In the 7 years since the commencement of operations at Redwood, cumulative shareholder wealth, as described below, has grown at a compound rate of 18% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus a measure of reinvestment earnings on dividends. In calculating shareholder wealth, we assume that dividends are reinvested through the purchase of additional shares of Redwood at book value. With this assumption, shareholder wealth creation at Redwood can be compared to book value per share growth at a non-REIT company that retains its earnings and compounds book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

      Book value per share was $11.67 in September 1994 when Redwood commenced operations. We increased book value to $22.62 per share at September 30, 2001 through the retention of cash by keeping dividends lower than cash flow, changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $9.12 per share, and reinvestment earnings on those dividends were $5.79 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $37.53 per share during this 7-year period. A company that earned an 18% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

Table 24

Shareholder Wealth
(Dollars per share)

	Book	Year to		Cumulative
	Value	Date or		Reinvestment	Cumulative
	Per	Annual	Cumulative	Earnings on	Shareholder
	Share	Dividends	Dividends	Dividends	Wealth

Sep. 1994	$11.67	$0.00	$0.00	$0.00	$11.67
Dec. 1994	10.82	0.25	0.25	0.00	11.07
Dec. 1995	12.38	0.96	1.21	0.09	13.68
Dec. 1996	16.50	1.67	2.88	1.07	20.45
Dec. 1997	21.55	2.15	5.03	3.07	29.65
Dec. 1998	20.27	0.28	5.31	2.67	28.25
Dec. 1999	20.88	0.40	5.71	3.07	29.66
Dec. 2000	21.47	1.61	7.32	4.11	32.90
Sep. 2001	22.62	1.80	9.12	5.79	37.53

Taxable Income and Dividends

      We generally intend to distribute over time as preferred and common stock dividends 100% of our REIT taxable income earned at our parent company, which has elected REIT status.

      Our REIT taxable income may differ materially from our core earnings or reported GAAP income. The Board may declare one or more special dividends in order to meet the annual minimum dividend distribution requirements necessary under the REIT rules to avoid excise taxes while at the same time maintaining a regular common stock dividend rate at a rate that we believe is likely to be sustainable, given our anticipated normalized levels of cash flow generation for the reasonably foreseeable future and other factors.

      On November 5, 2001, our Board of Directors declared an increase in our regular quarterly cash dividend rate for the fourth quarter of 2001 to $0.60 per common share. Our Board of Directors also declared a special cash dividend of $0.15 per common share and a preferred dividend of $0.755 per preferred share for the fourth quarter of 2001. We currently estimate that our dividends on our preferred and common stock for 2001 will total $30 million, assuming we do not issue additional equity prior to year-end.

      Our dividend policy with respect to our common stock is subject to revision at the discretion of the Board of Directors. Each distribution will be made at the discretion of the Board of Directors and will depend on our taxable and GAAP earnings, our cash flows and overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. Due to adverse future results or other factors, the Board of Directors will cut our regular dividend rate when it believes it may be in the long-term interest of the Company and its shareholders to do so. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of September 30, 2001, full cumulative dividends have been paid on the preferred stock.

      Distributions to our stockholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. Our Board of Directors may elect to maintain a steady dividend rate during periods of fluctuating taxable income. In such event, the Board may choose to declare dividends that include a return of capital. We will annually furnish to each stockholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the Federal income tax treatment of our distributions, see “Federal Income Tax Considerations — Taxation of Holders of Redwood Trust’s Common Stock” in our Year 2000 Annual Report on Form 10-K.

Financial Condition, Liquidity, and Capital Resources

      Over the past several quarters, our cash flow from operations has exceeded our earnings and our dividend distributions. In the third quarter of 2001, cash flow from operations was $10.5 million, consisting of earnings of $8.1 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $2.4 million. Our free cash flow, after changes in working capital, property, plant, equipment, and other non-earning assets, was $10.8 million. In addition, we issued $50.6 million in new common stock during the quarter through two offerings and our dividend reinvestment plan. We used the available cash from these sources to fund our common stock dividend of $6.7 million and to increase our investment in our portfolio activities by $54.7 million.

      Our ability to retain significant amounts of the free cash flow that we generate may be diminished in the future should our minimum dividend distribution requirements increase relative to our free cash flow (see the discussion on “Taxable Income and Dividends” above).

Table 25

Cash Flow
(All dollars in thousands)

		Changes
		In
	Cash	Working				Funds
	Flow	Capital	Free	Common	(Purchase)/	Available for
	From	And Other	Cash	Dividends	Sale	Portfolio
	Operations	Assets	Flow	Paid	Of Stock	Investing

Q3: 2000	$5,957	$(2,315)	$3,642	$(3,516)	$381	$507
Q4: 2000	7,239	(2,275)	4,964	(3,700)	2	1,266
Q1: 2001	8,025	4,517	12,542	(3,876)	986	9,652
Q2: 2001	9,467	(1,096)	8,371	(4,448)	548	4,471
Q3: 2001	10,451	366	10,817	(6,715)	50,586	54,688

Nine months: 2000	$17,843	$5,325	$23,168	$(8,788)	$426	$14,806
Nine months: 2001	27,943	3,787	31,730	(15,039)	52,120	68,811

      At September 30, 2001, we have over a dozen uncommitted facilities for short-term collateralized debt, with credit approval for $4 billion of borrowings. We have had no difficulty securing short-term borrowings on favorable terms. Outstanding borrowings under these agreements were $0.5 billion at September 30, 2001, a decrease from $0.8 billion at year-end 2000 due to principal repayments and net sales in our investment portfolio.

      We also had two facilities available to fund our short-term retained residential portfolio at September 30, 2001. These facilities totaled $1 billion and we had $0.5 billion outstanding borrowings at September 30, 2001.

We anticipate using these facilities as we acquire whole loans in anticipation of a securitization. In October 2001, we replaced the bulk of our short-term debt on these facilities with the issuance of long-term debt through Sequoia.

      We had three committed borrowing facilities for residential assets totaling $120 million and two borrowing facilities for commercial assets totaling $57 million at September 30, 2001. There are certain restrictions regarding the collateral that we can pledge to secure these committed facilities but they generally allow us to fund either our commercial mortgage loans or our residential credit enhancement interests. We continue to meet the debt covenant tests required by our committed bank credit facility agreements. Outstanding borrowings under these committed agreements were $96 million at September 30, 2001, an increase from the $88 million at December 31, 2000, due to net acquisitions in our redit enhancement portfolio.

      In the third quarter of 2001, two of the committed facilities for financing residential credit enhancement interests were renewed. Our counterparty for our third committed residential line has stated that it will not renew its facility. Although maintenance of this line is not necessary for our operations, we are pursuing alternative financing lines in order to maintain a diversity of funding sources.

      Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed in the event of a decline in the market value, or a change in the acceptability to lenders of the collateral we pledge to secure short-term borrowings, or for other liquidity needs. We maintained liquidity reserves at or in excess of our policy levels thus far during 2001. At September 30, 2001, we had $69 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 6% of our short-term debt balances. At December 31, 2000, we had $54 million of liquid assets, equaling 7% of our short-term debt balances.

      At this time we see no material negative trends that we believe would affect our access to short-term borrowings or bank credit lines sufficient to maintain safe operations, that would suggest that our liquidity reserves would be called upon, or that would likely cause us to be in danger of a covenant default. However, many factors, including ones external to us, may affect our liquidity in the future.

      The $0.9 billion of long-term debt on our September 30, 2001 balance sheet is non-recourse debt. Substantially all this debt was issued through our special purpose financing subsidiary, Sequoia, and is collateralized by residential mortgage loans. The remaining $17 million of this debt is backed by commercial loans and was created through the sale of senior participations. The holders of our long-term debt can look only to the cash flow from the mortgages specifically collateralizing the debt for repayment. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood’s general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA rated long-term debt of the type that we issue to fund residential loans through Sequoia is a large, global market that has been relatively stable for many years. We issued $510 million of this debt in October 2001. At this time, we know of no reason why we would not be able to issue more of this debt on reasonable terms if we should choose to do so. The market for senior participations on commercial loans of the types in our portfolio is not large and there can be no assurance that we will be able to sell future participations.

      Excluding short and long term collateralized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $216 million to $280 million thus far in 2001 as a result of two equity offerings totaling $50 million, $8 million in asset appreciation, $4 million in retention of cash flow, and $2 million in stock issuance through our dividend reinvestment program. We issued another $30 million of new equity capital in October 2001. We will seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when such issuance is likely to benefit long-term earnings and dividends per share.

      The amount of portfolio assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. At September 30, 2001, our minimum capital amounts were: 71% of residential credit enhancement portfolio interests; 100% of net retained interests in residential loan portfolio after long-term debt issuance (Sequoia equity); 6% of short-term debt funded residential whole loans; 10% of investment portfolio securities; and 31% of commercial loan portfolio.

      Our total risk-adjusted capital guideline amount for assets on our balance sheet was $267 million (12% of asset balances) at September 30, 2001. Capital required for outstanding commitments at September 30, 2001 for asset purchases settling later in 2001 was $6 million. Thus, at September 30, 2001, our total capital committed at quarter end was $273 million and our total capital available was $280 million.

      At September 30, 2001, our capital base of $280 million supported at-risk assets (excluding long-term funded residential loans owned by financing trusts) of $1.4 billion funded with short-term debt and other liabilities of $1.1 billion. Excluding non-recourse debt and related assets, our equity-to-assets ratio was 20.2% and our recourse liabilities-to-equity ratio was 4.0 times. At year-end 2000, our equity-to-at-risk-assets ratio was 21.9% and our recourse liabilities-to-equity ratio was 3.6 times. Over the past year, we have generally maintained these ratios within an 18% to 22% range and 3.5 to 4.5 times. In the future, our leverage may increase for a period of time from increases in our investment portfolio following issuance of additional equity or following the acquisition of residential loans we eventually intend to securitize.

Table 26

At Risk Assets and Recourse Debt
(All dollars in thousands)

		Recourse		Equity	Recourse
	At	Debt		To	Debt and
	Risk	And Other		At-Risk	Liabilities
	Assets	Liabilities	Equity	Assets	To Equity

Sep. 2000	$1,043,621	$832,957	$210,664	20.2%	4.0
Dec. 2000	983,097	767,434	215,663	21.9%	3.6
Mar. 2001	1,226,951	1,005,280	221,671	18.1%	4.5
Jun. 2001	1,099,885	875,871	224,014	20.4%	3.9
Sep. 2001	1,387,409	1,107,557	279,852	20.2%	4.0

Risk Management

      We seek to manage the risks inherent in all financial institutions — credit risk, liquidity risk, interest rate risk, prepayment risk, market value risks, and capital risks — in a prudent manner designed to insure our longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize a high, steady, and rising dividend and an attractive total rate of return through stock ownership in our company. In general, we seek, to the best of our ability, to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

      Our principal credit risk comes from residential mortgage loans in our retained portfolio and credit enhancement portfolio and from our commercial mortgage loan portfolio. A small amount of our investment portfolio is currently exposed to credit risk; the bulk of this portfolio has very high credit ratings and would not normally be expected to incur credit losses. We also have credit risk with counter-parties with whom we do business.

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

      The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit enhancement portfolio, we establish a credit reserve upon the acquisition of such assets. In addition, first loss and other credit enhancement interests that are junior to our positions that we do not own act as a form of credit reserve for us on a specific asset basis. For our retained residential mortgage loan portfolio, we establish a credit reserve based on anticipation of losses by taking credit provisions through our income statement. For our investment portfolio, most of the assets do not have material credit risk, and, thus, no credit reserves are established. When we acquire assets for this portfolio where credit risk exists, we will establish the appropriate reserve as necessary. For our commercial retained portfolio, we take credit reserves on a specific asset basis when specific circumstances may warrant such a charge for a particular loan. Management constantly monitors the performance of all of its assets and takes appropriate actions to mitigate potential losses to the extent possible. Regardless of how we account for future credit loss expectations, there can be no assurance that our estimates will prove to be correct, and thus we may need to adjust the amounts of credit reserves we have established.

Liquidity Risk

      Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. In addition, trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. At September 30, 2001, we had $1.1 billion of short-term debt. Much of this debt is collateralized with our whole loans and our credit-enhancement interests. These asset types are not as liquid as our investment portfolio assets. Thus, if our short-term debt was called, or we could not renew lines, we may need to sell assets in an unfavorable environment. There can be no assurance that such sales would satisfy our liabilities.

      The events of September 11, 2001 did not have any immediate material impact on our operations or liquidity. We have and continue to develop contingency plans to ensure access to liquidity and to mitigate the effect of any disruptions to our operations.

Interest Rate Risk

      At September 30, 2001, the interest rate characteristics of our assets funded with debt generally matched the interest rate characteristics of our liabilities.

      Adjustable rate assets are generally matched with floating rate debt. Asset yields may adjust to market conditions more slowly than the cost of floating rate debt, thus potentially creating a temporary decrease in margins when short-term interest rates rise and potentially creating a temporary increase in margins when short-term interest rates fall (as has occurred in 2001). With respect to any single change in short-term interest rates, margins on adjustable rate assets funded with floating rate debt should, in most such circumstances, largely return to “normalized” levels within nine months.

      Periodic caps on some of our adjustable rate assets may magnify and extend such negative and positive trends in margins in the event of a large and rapid increase or decrease in short-term interest rates. A portion of our assets and liabilities have maximum rate life caps; since life cap assets exceed similar liabilities, margins may decline for extended periods of time if short-term interest rates were to rise well above current levels.

      Our remaining assets, after matching like assets with like liabilities, are funded with equity. Our equity effectively funded a mixture of adjustable, hybrid, and fixed rate assets at September 30, 2001. In order to further stabilize earnings through periods of fluctuating interest rates, we have been increasing the portion of our equity-funded assets that have fixed rate or hybrid coupons. At September 30, 2001, 90% of our equity effectively funded such assets.

      The table below shows the effective matching of our portfolios at September 30, 2001. In this table, assets are matched with like liabilities, not necessarily with the liabilities that are actually secured by that asset type.

Table 27

Asset/Liability Matching as of September 30, 2001
(All dollars in thousands)

		One Month	One Year		Non-Interest		Total
	Asset	LIBOR	Treasury	Hybrid	Bearing		Liabilities
Asset Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Equity	And Equity

Cash (unrestricted)	$25,733	$25,733	$0	$0	$0	$0	$25,733
One Month LIBOR	412,057	412,057	0	0	0	0	412,057
Six Month LIBOR	883,731	883,731	0	0	0	0	883,731
COFI/ Other ARM	22,570	22,570	0	0	0	0	22,570
One Year Treasury	408,732	148,161	233,819	0	0	26,752	408,732
Hybrid	349,452	0	0	246,990	0	102,462	349,452
Fixed	139,502	0	0	0	0	139,502	139,502
Net Non-Earning Assets	31,033	0	0	0	19,897	11,136	31,033

Total	$2,272,810	$1,492,252	$233,819	$246,990	$19,897	$279,852	$2,272,810

      We have achieved our desired asset/ liability mix on-balance sheet. As a result, we have generally ceased our hedging activities. We intend to continue to use interest rate agreements as part of our asset/ liability strategy in the future; however, we do not currently require hedging instruments to meet our asset/ liability objectives.

      Changes in interest rates can have many affects on our business aside from those discussed in this section, including affecting our liquidity, market values, and mortgage prepayment rates.

Prepayment Risk

      One measure of prepayment risk is the amount of net premium or discount balance that we carry on our balance sheet. We had a net discount balance of $6.4 million at September 30, 2001 and a net premium balance of $4.0 million at December 31, 2000. Thus, over the long-term, we are currently set up to benefit from faster prepayment rates. In some cases, our gross premium levels may be a better measure of our short-term risks relating to changes in mortgage prepayment levels. The gross premium on our balance increased thus far in 2001, from $25.4 million to $28.1 million, as a result of acquisitions and positive mark-to-market adjustments. Our gross discount balance also increased during the first nine months of 2001, from $21.4 million to $34.5 million, as a result of acquisitions in our credit enhancement portfolio.

      We could have material net premium amortization expenses even if we have a very low net premium balance or a net discount balance. This could occur because our premium mortgage assets generally prepay at a faster rate than do our discount mortgage assets, and because the yields of our premium assets are generally more sensitive to changes in prepayment rates than are the yields of our discount assets.

Table 28

Unamortized Premium and Discount Balances
(All dollars in thousands)

				Net
			Net	Premium
	Gross	Gross	Premium/	Amort
	Premium	Discount	Discount	Expense

Q3: 2000	$29,202	$(20,223)	$8,979	$(1,040)
Q4: 2000	25,437	(21,400)	4,037	(818)
Q1: 2001	29,598	(25,809)	3,789	(869)
Q2: 2001	29,046	(36,230)	(7,184)	(1,885)
Q3: 2001	27,921	(34,308)	(6,387)	(1,977)

Nine months: 2000	$29,202	$(20,223)	$8,979	$(1,517)
Nine months: 2001	27,921	(34,308)	(6,387)	(4,731)

Market Value Risk

      At September 30, 2001, we owned mortgage securities and loans totaling $1.0 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 99% had adjustable-rate coupons and 1% had fixed-rate coupons. Market value fluctuations for all of our assets not only affect our reported earnings, but also can affect our liquidity, especially to the extent these assets are funded with short-term borrowings.

      At September 30, 2001, we owned $0.3 billion of assets that were marked-to-market through our balance sheet but not our income statement. Market value fluctuations of these assets can affect the reported value of our stockholders’ equity base.

Capital Risk

      Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing our short-term borrowings declines or the market for short-term borrowings changes in an adverse manner.

      Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for residential mortgage securities rated below AA, residential credit enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, commercial mortgage whole loans, and retained commercial mortgage junior participants are generally higher than for higher-rated residential securities and residential whole loans. Capital requirements for these less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and on the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for most of our retained interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

      In recent quarters, our total guideline equity-to-assets ratio has generally increased as we have acquired new types of assets requiring more capital, including commercial mortgage loans and residential credit enhancement interests. This trend may be temporarily offset by the acquisition of pools of residential loans in anticipation of a securitization.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

      For a discussion on the qualitative disclosures about market risk, please refer to our Risk Management presentation in Management’s Discussion and Analysis. Our quantitative risk has not materially changed from our disclosures in our Year 2000 Form 10-K included in our Annual Report.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

      At September 30, 2001, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.      Changes in Securities

      Not applicable

Item 3.      Defaults Upon Senior Securities

      Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.      Other Information

      None

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibit 11.1 to Part I — Computation of Earnings Per Share for the three and nine months ended September 30, 2001 and September 30, 2000.

      (b)  Reports

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

By:	/s/ DOUGLAS B. HANSEN

Douglas B. Hansen
President
(Authorized Officer of Registrant)

Dated: November 12, 2001

By:	/s/ HAROLD F. ZAGUNIS

Harold F. Zagunis
Vice President, Chief Financial Officer
Secretary, Treasurer and Controller
(Principal Financial and Accounting Officer)

Dated: November 12, 2001