Form 10-K
period 2001-12-31
REDWOOD TRUST INC
filed 2002-04-01
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    --------------

COMMISSION FILE NUMBER:    1-13759

                               REDWOOD TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

                MARYLAND                                        68-0329422
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    591 REDWOOD HIGHWAY, SUITE 3100
        MILL VALLEY, CALIFORNIA                                   94941
(Address of principal executive offices)                        (Zip Code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

     Securities registered pursuant                        Name of Exchange on
      to Section 12(b) of the Act:                          Which Registered:

        CLASS B 9.74% CUMULATIVE                         NEW YORK STOCK EXCHANGE
      CONVERTIBLE PREFERRED STOCK,
       PAR VALUE $0.01 PER SHARE
            (Title of Class)

COMMON STOCK, PAR VALUE $0.01 PER SHARE                  NEW YORK STOCK EXCHANGE
         (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 21, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $393,359,292.

The number of shares of the Registrant's Common Stock outstanding on March 21, 2002 was 14,623,022. The number of shares of the Registrant's Preferred Stock outstanding on March 21, 2002 was 902,068.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into
Part III.

================================================================================

                               REDWOOD TRUST, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.      BUSINESS......................................................  3

Item 2.      PROPERTIES.................................................... 29

Item 3.      LEGAL PROCEEDINGS............................................. 29

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 29

                                                 PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS............................... 30

Item 6.      SELECTED FINANCIAL DATA....................................... 31

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS................. 32

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 56

Item 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...... 62

Item 9.      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE........................ 62

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 62

Item 11.     EXECUTIVE COMPENSATION........................................ 62

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT......................................... 62

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 62

                                     PART IV

Item 14.     EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND
             REPORTS ON FORM 8-K........................................... 62

CONSOLIDATED FINANCIAL STATEMENTS.......................................... F-1


                                     PART I


ITEM 1.  BUSINESS

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this 2001 Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, among other things, credit results for our earning assets, our cash flows and liquidity, changes in interest rates and market values on our earning assets and borrowings, changes in prepayment rates on our earning assets, general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers, and the level of liquidity in the capital markets, as it affects our ability to finance our earning asset portfolio, and other risk factors outlined in this Form 10-K (see "Risk Factors" below).

         Throughout this Form 10-K and other company documents, the words "believe", "expect", "anticipate", "intend", "aim", "will", and similar words identify "forward-looking" statements.

         Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission, or SEC, including Forms 10-Q and 10-K.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this prospectus supplement and the accompanying prospectus might not occur.

         This Form 10-K contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers.

         REDWOOD TRUST

         Redwood Trust is a real estate finance company. We distribute to our shareholders as dividends the mortgage payments we receive from our real estate loans and securities, less interest expenses and operating costs.

         Our primary business is owning, financing, and credit enhancing high-quality jumbo residential mortgage loans. Jumbo residential loans have mortgage balances that exceed the financing limit imposed on Fannie Mae and Freddie Mac, both of which are United States government-sponsored real estate finance entities. Most of the loans that we finance have mortgage loan balances between $300,000 and $600,000.

         We acquire high-quality jumbo residential mortgage loans from large, high-quality mortgage origination companies. We hold these loans on our balance sheet to earn interest income. We typically fund these loans with a combination of equity and long-term amortizing non-recourse debt. At December 31, 2001, our residential mortgage loan portfolio totaled $1.5 billion.

         We also acquire mortgage securities representing subordinated interests in pools of high-quality residential mortgage loans. By acquiring the subordinated securities of these loan pools, we provide credit-enhancement for the more senior securities backed by the pool so they can be sold to capital market investors. Our total investment in residential credit-enhancement securities was $191 million at December 31, 2001. The residential mortgage loans in the pools that we credit enhanced in this manner totaled $52 billion at December 31, 2001. Our prospective returns from our investment in these credit-enhancement securities will be driven primarily by the future credit performance of these mortgages.

         We also own and finance commercial mortgage loans and own a portfolio of residential and commercial real estate securities. At December 31, 2001, our commercial mortgage loan portfolio totaled $51 million and our securities portfolio totaled $683 million. We may acquire or create other types of assets in the future.

         We have elected, and anticipate that Redwood Trust will continue to elect, to be organized as a real estate investment trust, or REIT. As a REIT, we distribute substantially all of our net taxable earnings (excluding earnings generated in taxable subsidiaries) to our stockholders as dividends. As long as we retain our REIT status, we will not pay most types of corporate income taxes on taxable income earned in Redwood Trust, Inc.

         Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at 591 Redwood Highway, Suite 3100, Mill Valley, California 94941.

         At March 21, 2002, Redwood had outstanding 14,623,022 shares of common stock (New York Stock Exchange, Symbol "RWT") and 902,068 shares of Class B Cumulative Convertible Preferred Stock (New York Stock Exchange, Symbol "RWT-PB").

         For more information about Redwood, please visit www.redwoodtrust.com.

         For a description of important risk factors, among others, that could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements made by us, see "Risk Factors" commencing on Page 13 of this Form 10-K.


         COMPANY BUSINESS AND STRATEGY

         INDUSTRY OVERVIEW

         There are approximately $5.8 trillion of residential mortgage loans outstanding in the United States. The amount outstanding has grown at a rate of between 4% and 10% per year for approximately 20 years as home ownership and housing values have generally increased. New originations of residential mortgage loans have ranged from $0.9 trillion to $2.1 trillion per year over the last five years. Originations generally increase in years when refinancing activity is stronger due to declines in long-term interest and mortgage rates.

         Fannie Mae and Freddie Mac are prohibited from owning or guaranteeing single-family mortgage loans with balances greater than $300,700 for loans in the continental United States. These loans are commonly referred to as jumbo mortgage loans. Originations of jumbo mortgage loans have remained at between 22% and 24% of total new residential mortgage originations for the last five years. We believe that jumbo mortgages currently outstanding total over $1.2 trillion, which represents approximately 20% of the total residential mortgages outstanding. We also believe that this outstanding balance of jumbo mortgages has grown at a rate of between 4% and 10% per year along with the residential mortgage market as a whole. New originations of jumbo residential mortgage loans have ranged from between approximately $198 billion and $437 billion per year for the last five years.

         Each year the amount of jumbo mortgages that require new financing consists of new originations in addition to the seasoned loans that are sold into the secondary mortgage market by financial institutions from their portfolios. The size of the financing market for jumbo mortgages each year thus depends on the economic conditions and other factors that determine the level of new originations and the attractiveness to financial institutions of selling loans.

         Historically, jumbo residential mortgages have been financed by financial institutions, such as banks and thrifts, holding loans in portfolio on their balance sheets. These institutions fund their mortgage finance activities through deposits and other borrowings. Increasingly since the mid-1980s, jumbo mortgages have been funded through mortgage securitization. We estimate that the share of jumbo mortgages outstanding that have been securitized has been increasing steadily from approximately 10% in 1990 to approximately 50% in 2001. We believe that mortgage securitization has become the financing method of choice in the jumbo markets relative to portfolio lending, because securitization is generally a more efficient form of funding.

         Jumbo mortgage securitizations may consist of seasoned loans or newly originated loans. Seasoned loan securitizations generally contain loans that are being sold from the retained mortgage portfolios of the larger banks and thrifts. Securitizations of new originations generally contain loans sold by the larger originators of jumbo mortgage loans or by conduits. Conduits acquire individual loans or small mortgage portfolios in order to aggregate mortgage pools for securitization.

         Virtually all of the demand for mortgage-backed securities comes from investors that desire to hold the cash flows of a mortgage but that are not able or willing to build the operations necessary to manage the credit risk of mortgages. These investors demand that mortgage securities be rated investment grade by the credit rating agencies. In order to create investment grade mortgage-backed securities from a pool of residential mortgage loans, credit enhancement for those mortgage loans must be provided.

         In a securitization, a pool of mortgage loans can be credit enhanced through a number of different methods. The senior/subordinated structure is the most prevalent method for credit enhancement of jumbo mortgage loans. This structure establishes a set of senior interests in the pool of mortgage loans and a set of subordinated interests in the pool. The set of subordinated interests is acquired by one or more entities that provide credit enhancement to the underlying mortgage loans. Credit losses in the mortgage pool reduce the principal of the subordinated interests first, thus allowing the senior interests to be rated investment grade. Other forms of credit enhancement, such as pool insurance provided by mortgage insurance companies, bond insurance provided by bond insurance companies, and corporate guarantees are often less efficient than the senior/subordinated structure due to regulation and rating agency requirements, among other factors.

         Credit enhancers of jumbo mortgage loans profit from cash flows generated from the ownership of the subordinated credit-enhancement interests. The amount and timing of credit losses in the underlying mortgage pools affect the yields generated by these assets. These interests are generally purchased at a discount to the principal value of the interest, and much of the potential return is generated through the ultimate return of the remaining principal after realized credit losses.

         The business of enabling the securitization of jumbo residential mortgages by assuming credit risk on the underlying mortgage loans is highly fragmented. There are no industry statistics known to us that identify participants or market shares. Credit enhancers of jumbo mortgage securitizations include banks and thrifts (generally credit enhancing their own originations), insurance companies, Wall Street broker-dealers, hedge funds, private investment firms, mortgage REITs, and others.

         The liquidity crisis in the financial markets in 1998 caused many of the participants in this market to withdraw. With reduced demand stemming from reduced competition, and increased supply as a result of increased originations and mortgage portfolio sales, prices of residential credit-enhancement interests declined and the acquisition of these interests became more attractive. Prices further declined in 1999 as financial turmoil continued and financial institutions reorganized themselves to focus on their core businesses.

         In 2000, 2001, and thus far in 2002, the prices of assets and the margins available in the jumbo residential credit-enhancement business have generally remained attractive. In general, we believe that few new competitors have entered the market, so demand for credit-enhancement interests has remained subdued. At the same time, the supply of credit-enhancement opportunities has increased as jumbo mortgage securitizations have increased. In addition, a significant supply of seasoned jumbo mortgage loan portfolios has been securitized by banks that have origination capacities that far exceed both their balance sheet capacities and their desires to hold loans in portfolio.

         OUR SOLUTION

         Over the past seven years, we have built a business model that allows us to compete effectively in the high-quality jumbo mortgage finance market in the United States. The key aspects of our solution are as follows:

         FOCUSED BUSINESS MODEL. We have a focused business model targeting the ownership and credit enhancement of jumbo residential mortgage loans. We specialize in funding jumbo mortgage loans through securitization. Securitization of mortgages is either undertaken by us to fund our residential mortgage loan portfolio or by others with credit enhancement provided by us via our investment in residential credit-enhancement securities. At December 31, 2001, we enabled securitizations for a total of approximately $53 billion of jumbo mortgage loans ($52 billion securitized by others and $1 billion securitized by us) for an approximate market share of 5% of all jumbo mortgage loans outstanding and 10% of all securitized jumbo mortgage loans outstanding. We believe securitization has and will continue to prove to be a more efficient form of financing jumbo mortgage loans than funding through deposits on the balance sheets of depository institutions such as banks and thrifts. By focusing on this form of financing mortgages, we believe our long-term growth opportunities will continue to be attractive. We believe that opportunities will be particularly attractive if an increasing share of jumbo mortgage loans continues to be securitized and if the jumbo residential market as a whole continues to grow at the historical rate of between 4% and 10% per year.

         SPECIALIZED EXPERTISE AND SCALABLE OPERATIONS. We have developed all of the specialized expertise necessary to efficiently and economically credit enhance and own jumbo residential mortgage loans. Our accumulated market knowledge, relationships with mortgage originators and others, sophisticated risk-adjusted capital policies, strict underwriting procedures, and successful experience with shifting financial market conditions allow us to acquire and securitize mortgage assets and effectively mitigate the risks inherent with those businesses. We build and maintain relationships with large mortgage originators, banks that are likely to sell mortgage loan portfolios, and Wall Street firms that broker mortgage assets. We continue to develop our staff, our analytics, our models, and other capabilities that help us structure transactions and cash flows, evaluate credit quality of individual loans and pools of loans, underwrite loans effectively, and monitor trends in credit quality and expected losses in our existing portfolios. We establish relationships with our servicing companies to assist with monthly surveillance, loss mitigation efforts, delinquent loan work-out strategies, and REO liquidation. Aside from collaborating on these issues, we insist that specific foreclosure time-lines are followed and that representations and warranties made to us by sellers are enforced. For balance sheet management, we work to project cash flows and earnings, determine capital requirements, source borrowings efficiently, preserve liquidity, and monitor and manage risks.

         Even as we continue to develop our capabilities, we believe that our operations are highly scalable. We do not expect our operating costs to grow at the same rate as our net interest income should we expand our capital base and our portfolios. Thus, other factors being equal, growth in capital could be materially accretive to earnings and dividends per share.

         EMPHASIS ON LONG-TERM ASSET PORTFOLIO. Through our operations, we seek to structure and build a unique portfolio of valuable mortgage assets. For our residential loan portfolios, we seek to structure long-term assets with expected average lives of five to fifteen years. The long-term nature of these assets reduces reinvestment risk and provides us with more stable, proprietary cash flows.

         COMPETITIVE ADVANTAGE OF OUR CORPORATE STRUCTURE. As a REIT, we pay only limited income taxes, traditionally one of the largest costs of doing business. In addition, we are not subject to the extensive regulations applicable to banks, thrifts, insurance companies, and mortgage banking companies; nor are we subject to the rules governing regulated investment companies. The absence of regulations in our market sector is a competitive advantage for us. The regulations applicable to competitive financial companies can cause capital inefficiencies and higher operating costs for certain of our competitors. Our structure enables us to finance loans of higher quality than our competitors typically do while earning an attractive return for stockholders.

         FLEXIBILITY IN MORTGAGE LOAN PORTFOLIO ORIENTATION. We are open to other areas of opportunity within real estate finance and related fields that may compliment and benefit our core business activity of jumbo residential mortgage loan finance. In addition to our jumbo residential loan operations, we currently finance U.S. real estate through our securities portfolio (mostly mortgage securities) and our commercial mortgage loan portfolio. Depending on the relative attractiveness of the opportunities in these or new product lines, we may increase or decrease the asset size and capital allocation of these portfolios over time.

         We also generally look for product lines that fit our value orientation, that take advantage of the structural advantages of our balance sheet, that do not put us in competition with Fannie Mae and Freddie Mac, and that allow us to develop a competitive advantage over our competitors.

         OUR STRATEGY

         Our objective is to produce attractive growth in earnings per share and dividends per share for shareholders primarily through the efficient financing and management of high-quality jumbo residential mortgage loans and other real estate assets.

         The key aspects of our strategy are as follows:

         PRESERVE PORTFOLIO QUALITY. In our experience, the highest long-term risk-adjusted returns in the lending business come from the highest quality assets. For this reason, we have focused only on "A," or prime, quality jumbo residential mortgage loans. Within the prime mortgage loan category, there are degrees of quality: "A," "Alt-A" and "A-." As compared to the market as a whole, we believe our portfolio is generally concentrated in the top quality end of the "A" mortgage loan category. We generally review and acquire mortgage loans from the large, high-quality, national origination companies, and we have the top quality servicing companies processing our loan payments and assisting with loss mitigation. While we may acquire or credit enhance loans that are less than "A" quality, we currently intend to do so for seasoned loans of this type that may have less risk than newly-originated loans. We do own, and intend to acquire additional A-, Alt-A, and sub-prime residential mortgage securities that, for the most part, are rated investment-grade because they are credit enhanced in some form by others; with this credit-enhancement, the risk of credit-loss from these securities is mitigated. We believe we have booked credit reserves for our jumbo mortgage loans that exceed the level of reserves, as a percentage of principal balances, of most bank and thrift portfolio lenders. We do so because of the cyclical nature of the U.S. economy and to mitigate the risk of potential mortgage asset defaults.

         MAINTAIN GEOGRAPHIC DIVERSITY. Our jumbo mortgage loan portfolio is as diverse with respect to geography as is the U.S. jumbo mortgage market as a whole. We finance loans in all 50 states. With the exception of California, no one state represented more than 5% of the portfolio at December 31, 2001. Our exposure to California mortgage loans was 52% of our portfolio at December 31, 2001; approximately one-half of the jumbo mortgage loans outstanding in the United States are in California.

         EFFECTIVELY MATCH-FUND. We focus on the expert management of jumbo mortgage loan credit risk. In the course of our business, we do not generally seek to put ourselves in a position where the anticipation of interest rates or mortgage prepayment rates is material to meeting our long-term goals. Accordingly, we generally match the interest rate, prepayment rate, and cash flow characteristics of our on-balance sheet assets to our liabilities. Adjustable rate assets are funded with floating rate debt. Fixed and hybrid assets are funded with matching debt that amortizes at the same rate as the assets. The amount of unhedged or unmatched hybrid and fixed-rate assets we own generally does not materially exceed our equity base. In the past, we have used interest rate agreements to help us achieve our desired asset/liability mix. We currently believe we are meeting our asset/liability goals on-balance sheet, and thus we do not need to use interest rate agreements. Nevertheless, our earnings are still sensitive to interest rate factors to a degree. Our current plan is to continue to reduce, over several years, the relative importance of our short-term funded securities portfolio on our balance sheet (although we may increase the size of the short-term funded securities portfolio on a temporary basis and increase the size of our total securities portfolio when it can be profitably funded with long-term debt). Reducing our short-term funded securities portfolio should help further reduce our on-balance sheet leverage and the sensitivity of our earnings to changes in interest rates, prepayment rates, and market value changes. We intend to retain some short-term interest rate mis-matches in our residential whole loan portfolio and other parts of our balance sheet. Although these assets and liabilities are effectively match-funded, some variation in earnings may still result from changes in short-term interest rates.

         MANAGE CAPITAL LEVELS. We manage our capital levels, and thus our access to borrowings and liquidity, through sophisticated risk-adjusted capital policies supervised by our senior executives. We believe these conservative and well-developed guidelines are an important tool to helping us achieve our goals and mitigate the risks of our business, even when the market value of our assets securing short-term borrowings decline. Through these policies, we assign a capital adequacy guideline amount, expressed as an equity-to-assets ratio, to each of our assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for residential mortgage securities rated below AA, residential credit-enhancement interests, retained interests from our securitizations of our whole loans, commercial mortgage whole loans, and most other types of assets we may acquire in the future are generally higher than for higher-rated residential securities and residential whole loans. Capital requirements for these less liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and on the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. The sum of the capital adequacy amounts for all of our assets is our aggregate capital adequacy guideline amount. In most circumstances in which our actual capital levels decreased below our capital adequacy guideline amount, we would generally expect to cease the acquisition of new assets until capital balance was restored through mortgage prepayments, interest rate changes, or other means.

         PURSUE GROWTH. We intend to pursue a growth strategy over time, increasing our market share of the high quality jumbo residential market and increasing our capital base and the size of our portfolios. As we increase our market share, we believe we will be able to deepen our relationships with our customers, thus potentially giving us certain pricing, cost and other competitive advantages. As we increase the size of our capital base, we believe that we may benefit from improved operating expense ratios, lower borrowing expenses, improved capital efficiencies, and related factors that may improve earnings and dividends per share. We will also pursue growth in assets other than high quality residential jumbo loans in order to provide diversification of risk and opportunity.

         PRODUCT LINES

         At December 31, 2001, we had four basic product lines; residential mortgage loans, residential credit-enhancement securities, commercial mortgage loans, and securities portfolio. Our current intention is to focus on the management and growth of these four existing product lines as well as to expand our investment in other, primarily real estate related, assets. We operate our four current product lines as a single business segment, with common staff and management, joint financing arrangements, and flexible capital allocations between product lines.

         RESIDENTIAL MORTGAGE LOANS

         We acquire high-quality jumbo residential mortgage loans and hold them as a long-term investment. We generally fund these acquisitions with our equity and through the issuance of non-recourse, long-term securitized debt that closely matches the interest-rate, prepayment, and maturity characteristics of the loans. We show on our balance sheet both the underlying residential mortgage loans that we have securitized and the non-recourse long-term debt that we issue to fund the loans.

         The net interest income we earn from these assets equals the interest income we earn on our loans, less amortization expenses incurred as we write-off the premium we pay to acquire these assets in excess of the principal amount of the loan, less credit provision expenses incurred to build a credit reserve for future expected credit losses, less interest expense on borrowed funds.

         The process of adding to our mortgage loan portfolio commences when we underwrite and acquire mortgage loans from sellers. We generally seek to quickly build a portfolio large enough, usually $200 million or more, to support an efficient issuance of long-term debt. We source our loan acquisitions primarily from large, well-established mortgage originators and the larger banks and thrifts.

         We are always seeking bulk sales of residential whole loan portfolios that meet our acquisition criteria and that are priced attractively relative to our long-term debt issuance levels. In addition, we acquire new loans on a continuous or "flow" basis from originators that have loan programs that meet our desired quality standards and loan type.

         We fund our mortgage loan acquisitions initially with short-term debt. When we are ready to issue long-term debt, we contribute these loans to our wholly-owned, special purpose financing subsidiary, Sequoia Mortgage Funding Corporation, or Sequoia. Sequoia, through a trust, then issues mostly investment grade rated long-term debt that generally matches the interest rate, prepayment, and maturity characteristics of the loans and remits the proceeds of this offering back to us. Our net investment equals our basis in the loans less the proceeds that we received from the sale of long-term debt. The amount of equity that we invest in these trusts to support our long-term debt issuance is determined by the credit rating agencies, based on their review of the loans and the structure of the transaction.

         We plan to accumulate more high-quality jumbo residential loans when loans are available on attractive terms relative to our anticipated costs of issuing long-term debt.

         RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES

         In addition to acquiring and owning residential mortgage loans, we also credit enhance pools of high-quality jumbo residential mortgage loans that have been securitized by others. We do this by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the bulk of the potential credit risk for the securitized pool of mortgages, thus allowing the more senior securitized interests to qualify for investment grade ratings and to be sold to the world's capital markets. In effect, we commit our capital to form a "guarantee" or "insurance" of these securitized pool of mortgages.

         Generally, we credit enhance mortgage loans from the top 15 high-quality national mortgage origination firms and certain other smaller firms that specialize in high-quality jumbo residential mortgage loan originations. We also work with large banks that are sellers of seasoned portfolios of high-quality jumbo mortgage loans. We either work directly with these customers or we work in conjunction with an investment bank on these transactions.

         The principal value of the credit-enhancement securities in any rated senior/subordinated securitization is determined by the credit rating agencies: Moody's Investors Service, Standard & Poor's Rating Services, and Fitch Ratings. These credit agencies examine each pool of mortgage loans in detail. Based on their review of individual mortgage loan characteristics, they determine the credit-enhancement levels necessary to award investment grade ratings to the bulk of the securities formed from these mortgage loans.

         Our actual investment, and our risk, is less than the principal value of our credit-enhancement securities since we acquire these interests at a discount to principal value. A portion of this discount we designate as our credit reserve for future losses; the remainder we amortize into income over time.

         Our first defense against credit loss is the quality of the mortgage loans we acquire or otherwise credit enhance. Our mortgage loans are generally in the high-quality range for loan factors such as loan-to-value ratios, debt to income ratios, credit quality of the borrower, and completeness of documentation. Our mortgage loans are secured by the borrowers' homes. Compared to most corporate and consumer loans, the mortgage loans that we credit enhance have a much lower loss frequency and a much lower loss severity (the percentage of the loan principal and accrued interest that we lose upon default).

         Our exposure to credit risks of the mortgage loans that we credit enhance is further limited in a number of respects as follows:

         RISK TRANCHING. A typical mortgage securitization has three credit-enhancement interests -- a "first loss" security and securities that are second and third in line to absorb credit losses. Of our net investment in credit-enhancement assets, approximately $30 million, or 16%, was directly exposed to the risk of mortgage loan default at December 31, 2001. The remainder of our net investment, approximately $161 million, was in the second or third loss position and benefited from credit enhancement provided by others through their ownership of credit-enhancement interests junior to our positions, which totaled $90 million. Credit enhancement varies by specific asset.

         LIMITED MAXIMUM LOSS. Our potential credit exposure to the mortgage loans that we credit enhance is limited to our investment in the credit-enhancement securities that we acquire.

         CREDIT RESERVE ESTABLISHED AT ACQUISITION. We acquire credit-enhancement interests at a discount to their principal value. We set aside a portion of this discount as a credit reserve to provide for future credit losses. In most economic environments, we believe that this reserve should be large enough to absorb future losses. Thus, typically, most of our credit reserves are established at acquisition and are, in effect, paid for by the seller of the credit-enhancement interest. If future credit results are satisfactory, we may not need all of the amounts designated as reserves. In such event, we may then redesignate some of these reserves into unamortized discount to be amortized into income over time.

         ACQUISITION DISCOUNT. For many of our credit-enhancement interests, the discount that we receive upon our acquisition exceeds our designated credit reserve. Since we own these assets at a discount to our credit reserve adjusted value, the income statement effect of any credit losses in excess of our reserve would be mitigated.

         MORTGAGE INSURANCE. A portion of our credit-enhanced portfolio consists of mortgage loans with initial loan-to-value, or LTV, ratios in excess of 80%. For the vast majority of these higher LTV ratio loans, we benefit from primary mortgage insurance provided on our behalf by the mortgage insurance companies or from pledged asset accounts. Thus, for what would otherwise be our most risky mortgage loans, we have passed much of the risk on to third parties and our effective loan-to-value ratios are lower than 80%.

         REPRESENTATIONS AND WARRANTIES. As the credit enhancer of a mortgage securitization, we benefit from representations and warranties received from the sellers of the mortgage loans. In limited circumstances, the sellers are obligated to repurchase delinquent mortgage loans from our credit-enhanced pools, thus reducing our potential exposure.

         We believe that the outlook for our jumbo mortgage credit-enhancement product line in 2002 is excellent. The supply of credit-enhancement opportunities is expected to be substantial as mortgage originations and mortgage securitizations remain at relatively high levels. We expect pricing to remain favorable, as we currently expect demand from competitors will remain subdued. We expect to achieve continued growth with attractive pricing in this product line.

         COMMERCIAL MORTGAGE LOANS

         Our primary business focus is on residential mortgage loan finance. We also pursue opportunities in the commercial mortgage loan market. For several years, we have been originating commercial real estate mortgage loans. Currently, our goal is to increase the size of our commercial loan portfolio through acquisition rather than origination. We finance our commercial portfolio with committed bank lines and through selling senior participations in our mortgage loans. We intend to acquire commercial mortgage loans, loan participations, and commercial mortgage-backed securities in the future. Total commercial loans were $51 million at December 31, 2001.

         To date, we have not experienced delinquencies or credit losses in our commercial mortgage loan portfolio, nor do we anticipate any material credit problems at this time. We have not established a credit reserve for commercial loans, although we may do so in the future. A slowing economy, and factors particular to each mortgage loan, could cause credit issues in the future. If this occurs, we may need to provide for future losses and create a specific credit reserve on an asset-by-asset basis for our commercial mortgage loans held for investment or reduce the reported market value for our commercial loans held for sale. The market value of our loans may vary due to the changes in a variety of other factors.

         SECURITIES PORTFOLIO

         In our securities portfolio, we finance real estate through acquiring and funding securities. Our securities portfolio contains all of the securities we own except residential credit-enhancement securities (below-investment-grade securities with residential prime quality collateral) which are described separately. At December 31, 2001, we owned $683 million of securities in this portfolio. The substantial majority of this portfolio is currently rated AAA or AA, or effectively has a AAA rating through a corporate guarantee from Fannie Mae or Freddie Mac.

         Since we have an efficient, unregulated tax-advantaged corporate structure, we believe that we have some advantages in the real estate securities market relative to other capital market investors.

         The maintenance of a securities portfolio serves several functions for us:

         o given our balance sheet characteristics, tax status, and the capabilities of our staff, real estate securities investments can earn an attractive return on equity;

         o using a portion of our capital to fund additional types of real estate assets acts as a diversification of risk and opportunity for our balance sheet;

         o the high level of current cash flow from these securities, including principal receipts from mortgage prepayments, and the general ability to sell these assets into active trading markets can have attractive liquidity characteristics for asset/liability management purposes; and

         o our securities portfolio can be an attractive place to employ capital, and earn rates of return that are higher than cash, when our capital is not immediately needed to support our credit-related product lines or when we need flexibility to adjust our capital allocations.

         The bulk of our securities portfolio currently consists of adjustable rate and floating rate mortgage securities funded with floating rate short-term debt. We do own some fixed-rate assets in this portfolio that are either hedged or that we hold unhedged to counter-balance certain characteristics of our balance sheet.

         The substantial majority of our current securities portfolio is backed by high-quality residential mortgage loans. We do have smaller positions in residential securities backed by less than high-quality mortgage loans; most of these securities are substantially credit enhanced relative to the risks of the loans and thus qualify for investment grade debt ratings. We also intend to acquire commercial mortgage securities, corporate debt issued by REITs and other real estate companies, non-real estate asset-backed securities, corporate debt of non-real estate companies, interests in collateralized bond obligations and collateralized debt obligations, and other types of assets. Assets acquired for our securities portfolio may or may not have investment-grade credit ratings.

         Although we have the ability to hold these mortgage securities to maturity, and our average holding period is quite long, we do sell securities from time to time. We do this either as part of our management of this portfolio or in order to free capital for other uses. Because of this flexible approach, we manage this portfolio on a total-rate-of-return basis, taking into account both prospective income and prospective market value trends in our investment analysis. We use mark-to-market accounting for this portfolio with a portion of such adjustments flowing through our income statement, and the other portion flowing through our balance sheet. As a result of market value fluctuations, quarterly reported earnings from our securities portfolio can be variable.

         Our current long-term plan is to reduce short-term debt utilized to fund our securities portfolio. We may reduce the size of our securities portfolio or we may issue long-term debt or asset-backed securities in the form of REMICs or collateralized bond obligations in order to fund a portion of our securities portfolio on a long-term basis. Despite our long-term plan, we may acquire securities using short-term debt funding on a temporary basis when we raise new equity capital, or when prospective returns from investing in short-term funded securities are attractive relative to our other opportunities.

         OPERATIONS

         Our portfolio management staff forms flexible interdisciplinary product management teams that work to develop our four product lines, develop new product lines, and increase our profitability over time. Our finance staff participates on these teams, and manages our overall balance sheet, borrowings, cash position, accounting, finance, tax, equity issuance, and investor relations.

         We build and maintain relationships with mortgage originators, banks that are likely to sell mortgage loan portfolios, Wall Street firms that broker mortgage product, mortgage servicing companies that process payments for us and assist with loss mitigation, technology and information providers that can help us conduct our business more effectively, with the banks and Wall Street firms that provide us credit and assist with the issuance of our long-term debt, and with commercial property owners and other participants in the commercial mortgage market.

         We evaluate, underwrite, and execute asset acquisitions. We also evaluate potential asset sales. Some of the factors that we take into consideration are: asset yield characteristics; liquidity; anticipated credit losses; expected prepayment rates; the cost and type of funding available for that asset; the amount of capital necessary to carry that investment in a prudent manner and to meet our internal risk-adjusted capital guidelines; the cost of any hedging that might be employed; potential market value fluctuations; contribution to our overall asset/liability goals; potential earnings volatility in adverse scenarios; and cash flow characteristics.

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

         Prior to acquisition of a credit-enhancement interest, we typically review origination processes, servicing standards, and individual loan data. In some cases, we underwrite individual loan files and influence which loans are included in a securitization. Prior to acquisition of whole loans for our residential retained loan portfolio, we conduct a legal document review of the loans, review individual loan characteristics, and underwrite loans that appear to have higher risk characteristics.

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

         We initiate new short-term borrowings on a regular basis with a variety of counter-parties. We structure long-term debt issuance. We model potential securitizations, allowing us to price potential loan acquisitions intended to be funded via long-term debt in our retained loan portfolio. We work with the credit rating agencies to determine credit-enhancement levels required to issue new long-term debt. In cases where we intend to acquire a credit-enhancement interest in a securitization performed by others, we sometimes assist them with maximizing the efficiency of the structuring of their securitization.

         RISK FACTORS

         The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. This is not an exhaustive list; other factors not listed below could be material to our results.

         We can provide no assurances with respect to projections or forward-looking statements made by us or by others with respect to our future results. Any one of the risk factors listed below, or other factors not so listed, could cause actual results to differ materially from expectations. It is not possible to accurately project future trends with respect to these risk factors, to project which risk factors will be most important in determining our results, or to project what our future results will be.

         Throughout this Form 10-K and other documents we release or statements we make, the words "believe," "expect," "anticipate," "intend," "aim," "will," and similar words identify "forward-looking" statements.

         MORTGAGE LOAN DELINQUENCIES, DEFAULTS, AND CREDIT LOSSES COULD REDUCE OUR EARNINGS. CREDIT LOSSES COULD REDUCE OUR CASH FLOW AND ACCESS TO LIQUIDITY.

         As a core part of our business, we assume the credit risk of mortgage loans. We do this in each of our portfolios. We may add other product lines over time that may have different types of credit risk than are described herein. We are generally not limited in the types of assets that we can own or in the types of credit risk or other types of risk that we can undertake.

         We generally intend to increase our credit risk exposure over time through net acquisitions of credit-sensitive loans and securities and through net dispositions of more highly-rated securities.

         Tax and GAAP accounting for credit losses differ. We have not been able to reduce our past and current taxable income to provide for a reserve for future credit losses. Thus, if credit losses occur in the future, taxable income may be reduced relative to GAAP income. When taxable income is reduced, our minimum dividend distribution requirements under the REIT tax rules are reduced. We could reduce our dividend rate in such a circumstance. Alternatively, credit losses in some assets may be capital losses for tax. Unless we had offsetting capital gains, our minimum dividend distribution requirement would not be reduced by these credit losses, but eventually our cash flow would be. This could reduce our free cash flow and liquidity.

         If the recent slowdown in the U.S. economy should persist, or worsen, our credit losses could be increased beyond levels that we have anticipated. If we incur increased credit losses, our earnings might be reduced, and our cash flows, asset market values, and access to borrowings might be adversely affected. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity, and solvency issues.

         WE ASSUME DIRECT CREDIT RISK IN OUR RESIDENTIAL MORTGAGE LOANS, AND REALIZED CREDIT LOSSES MAY REDUCE OUR EARNINGS AND FUTURE CASH FLOW.

         In our residential mortgage loan portfolio, we assume the direct credit risk of residential mortgages. Realized credit losses will reduce our earnings and future cash flow. We have a credit reserve for these loans and we may continue to add to this reserve in the future. There can be no assurance that our credit reserve will be sufficient to cover future losses. We may need to reduce earnings by increasing our credit-provisioning expenses in the future.

         Credit losses on residential mortgage loans can occur for many reasons, including: poor origination practices -- leading to losses from fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, etc.; poor servicing practices; weak economic conditions; declines in the values of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems.

         Despite our efforts to manage our credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that our quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The representations and warranties that we receive from sellers may not be enforceable. We may not receive funds that we believe are due to us from mortgage insurance companies. We rely on our servicers; they may not cooperate with our loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing our loans may decline. The frequency of default, and the loss severity on our loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, loans with balances over $1 million, and loans that are partially collateralized by non-real estate assets may have special risks. Our geographical diversification may be ineffective in reducing losses. If loans become "real estate owned," or REO, we, or our agents, will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and the like may exacerbate our losses. In some states and circumstances, we have recourse against the borrower's other assets and income; but, nevertheless, we may only be able to look to the value of the underlying property for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could be costly.

         WE HAVE CREDIT RISKS IN OUR CREDIT-ENHANCEMENT SECURITIES RELATED TO THE UNDERLYING LOANS.

         Of our total net investment in residential credit-enhancement securities at December 31, 2001, $30 million, or 16%, was in a first loss position with respect to the underlying loans. We generally expect that the entire amount of these first loss investments will be subject to credit loss, potentially even in healthy economic environments. Our ability to make an attractive return on these investments depends on how quickly these expected losses occur. If the losses occur more quickly than we anticipate, we may not recover our investment and/or our rates of return may suffer.

         Second loss credit-enhancement securities, which are subject to credit loss when the entire first loss investment (whether owned by us or by others) has been eliminated by credit losses, made up 31%, or $60 million, of our net investment in credit-enhancement securities at December 31, 2001. Third loss credit-enhancement securities, or other investments that themselves enjoy various forms of material credit enhancement, made up 53%, or $101 million, of our net investment in credit-enhancement interests at December 31, 2001. Given our normal expectations for credit losses, we would anticipate some future losses on many of our second loss interests but no losses on investments in the third loss or similar position. If credit losses are greater than, or occur sooner than, expected, our expected future cash flows will be reduced and our earnings will be negatively affected. Credit losses and delinquencies could also affect the cash flow dynamics of these securitizations and thus extend the period over which we will receive a return of principal from these investments. In most cases, adverse changes in anticipated cash flows would reduce our economic and accounting returns and may also precipitate mark-to-market charges to earnings. From time to time, we may pledge these interests as collateral for borrowings; a deterioration of credit results in this portfolio may adversely affect the terms or availability of these borrowings and, thus, our liquidity. We generally expect to increase our net acquisitions of first loss and second loss investments relative to third loss investments. This may result in increased risk with respect to the credit results of the residential loans we credit enhance.

         In our credit-enhancement securities portfolio, we may benefit from credit rating upgrades or restructuring opportunities through re-securitizations or other means in the future. If credit results deteriorate, these opportunities may not be available to us or may be delayed. It is likely, in many instances, that we will not be able to anticipate increased credit losses in a pool soon enough to allow us to sell such credit-enhancement interests at a reasonable price.

         In anticipation of future credit losses, we designate a portion of the purchase discount associated with many of our credit-enhancement securities as a form of credit reserve. The remaining discount is amortized into income over time via the effective yield method. If the credit reserve we set aside at acquisition proves to be insufficient, we may need to reduce our effective yield income recognition in the future or we may adjust our basis in these interests, thus reducing earnings.

         We adopted EITF 99-20 in the first quarter of 2001. Generally, under EITF 99-20, if prospective cash flows from certain investments deteriorate even slightly from original expectations -- due to changes in anticipated credit losses, prepayment rates, and otherwise -- then the asset will be marked-to-market if the market value is lower than our basis. Any mark-to-market adjustments under EITF 99-20 reduce earnings in that period. Since we do not expect every asset we own to always perform equal to or better than our expectations, we expect to make negative EITF 99-20 adjustments to earnings from time to time. Any positive adjustments to future cash flows are generally reflected in a higher yield over the remaining life of such asset.

         WE MAY HAVE CREDIT LOSSES IN OUR SECURITIES PORTFOLIO.

         Most of our securities (excluding our residential credit-enhancement securities) are currently rated AAA or AA (99% at December 31, 2001). These assets benefit from various forms of corporate guarantees from Fannie Mae, Freddie Mac, and other companies, and/or from credit enhancement provided by third parties, usually through their ownership of subordinated credit-enhancement interests. Thus, the bulk of our existing securities are protected from currently expected levels of credit losses. However, in the event of greater than expected future delinquencies, defaults, or credit losses, or a substantial deterioration in the financial strength of Fannie Mae, Freddie Mac, or other corporate guarantors, our results would likely be adversely affected. We may experience credit losses in our securities portfolio. Deterioration of the credit results or guarantees of these assets may reduce the market value of these assets, thus limiting our borrowing capabilities and access to liquidity. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Results could be affected through credit rating downgrades, market value losses, reduced liquidity, adverse financing terms, reduced cash flow, experienced credit losses, or in other ways. For the non-investment grade assets in our securities portfolio, representing 1% of our securities portfolio at December 31, 2001, our protection against credit loss is smaller and our credit risks and liquidity risks are increased. If we acquire equity securities, results may be volatile. We intend to increase the percentage of our securities portfolio that is rated below AA and that is rated below investment grade, and we intend to expand the range of types of securities that we acquire; these trends may increase the potential credit risks in our securities portfolio.

         WE ASSUME DIRECT CREDIT RISK IN OUR COMMERCIAL MORTGAGE LOANS.

         The loans in our commercial mortgage loan portfolio may have higher degrees of credit and other risks than do our residential mortgage loans, including various environmental and legal risks. The net operating income and market values of income-producing properties may vary with economic cycles and as a result of other factors, so that debt service coverage is unstable. The value of the property may not protect the value of the loan if there is a default. Our commercial loans are not geographically diverse, so we are at risk for regional factors: at December 31, 2001, $30 million, or 59%, of our commercial loan balances were on commercial properties located in California. Many of our commercial loans are not fully amortizing, so the timely recovery of our principal is dependent on the borrower's ability to refinance at maturity. We generally lend against income-properties that are in transition. Such lending entails higher risks than traditional commercial property lending against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality may not meet standard commercial mortgage market criteria for stabilized loans. The underlying properties may not transition or stabilize as we expected. The personal guarantees and forms of cross-collateralization that we receive on some loans may not be effective. We generally do not service our loans; we rely on our servicers to a great extent to manage our commercial assets and work-out loans and properties if there are delinquencies or defaults. This may not work to our advantage. As part of the work-out process of a troubled commercial loan, we may assume ownership of the property, and the ultimate value of this asset would depend on our management of, and eventual sale of, the property which secured the loan. Our loans are illiquid; if we choose to sell them, we may not be able to do so in a timely manner or for a reasonable price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates. We have sold senior loan participations on some of our loans, so that the asset we retain is junior and has concentrated credit and other risks. We have directly originated our commercial loans. This may expose us to certain credit, legal, and other risks that may be greater than is usually present with acquired loans. We have sold commercial mortgage loans. The representations and warranties we made on these sales are limited, but could cause losses and claims in some circumstances.

         WE MAY INVEST IN OTHER TYPES OF CREDIT RISKS THAT COULD ALSO CAUSE LOSSES.

         We intend to invest in other types of commercial loan assets, such as mezzanine loans, second liens, credit-enhancement interests of commercial loan securitizations, junior participations, among others, that may entail other types of risks. In addition, we intend to invest in other assets with material credit risk, including the equity and debt of collateralized bond obligations (CBOs), corporate debt and equity of REITs and non-real estate companies, real estate and non-real estate asset-backed securities, and other financial and real property assets.

         OUR RESULTS COULD ALSO BE ADVERSELY AFFECTED BY COUNTER-PARTY CREDIT RISK.

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

         FLUCTUATIONS IN OUR RESULTS MAY BE EXACERBATED BY THE LEVERAGE THAT WE EMPLOY AND BY LIQUIDITY RISKS.

         We employ substantial financial leverage on our balance sheet relative to many non-financial companies, although we believe we employ less leverage than most banks, thrifts, and other financial institutions. In addition, the bulk of our financing is typically in the form of non-recourse debt issued through asset securitization. We believe this is generally an effective and low-risk form of financing compared to many other forms of debt utilized by financial companies. We believe the amount of leverage that we employ is appropriate, given the risks in our balance sheet, the non-recourse nature of the long-term financing structures that we typically employ, and our management policies. However, in order to operate our business successfully, we require continued access to debt on favorable terms with respect to financing costs, capital efficiency, covenants, and other factors. We may not be able to achieve the optimal amount of leverage.

         Given the degree of leverage that we employ, earnings fluctuations, and liquidity and financial soundness issues could arise in the future. Due to our leverage, relatively small changes in asset quality, asset yield, cost of borrowed funds, and other factors could have relatively large effects on us and our stockholders. Our use of leverage may not enhance our returns.

         Although we do not have a corporate debt rating, the nationally-recognized credit rating agencies have a strong influence on the amount of capital that we hold relative to the amount of credit risk we take. The rating agencies determine the amount of net investment we must make to credit enhance the long-term debt, mostly rated AAA, that we issue to fund our residential retained loan portfolio. They also determine the amount of principal value required for the credit-enhancement interests we acquire. The rating agencies, however, do not have influence over how we fund our net credit investments nor do they determine or influence many of our other capital and leverage policies. With respect to our short-term debt, our lenders, typically large commercial banks and Wall Street firms, limit the amount of funds that they will advance versus our collateral. We typically use far less leverage than would be permitted by our lenders. However, lenders can reduce the amount of leverage that they will permit us to undertake, or the value of our collateral may decline, thus reducing our liquidity.

         Unlike banks, thrifts, and the government-sponsored mortgage finance companies, we are not regulated by national regulatory bodies. Thus, the amount of financial leverage that we employ is largely controlled by management, and by the risk-adjusted capital policies approved by our Board of Directors.

         In the period in which we are accumulating residential whole loans or other debt in order to build a portfolio of efficient size to issue long-term debt, variations in the market for these assets or for long-term debt issuance could affect our results. Ultimately we may not be able to issue long term debt, the cost of such debt could be greater than we anticipated, the net investment in our financing trust required by the rating agencies could be greater than anticipated, certain of our loans could not be accepted into the financing trust, the market value of our assets to be sold into the financing trust may have changed, our hedging activities may have been ineffective, or other negative effects could occur.

         We borrow on a short-term basis to fund the bulk of our securities portfolio, to fund residential loans or other assets prior to the issuance of long-term debt, to use a certain amount of leverage with respect to our net investments in credit-enhancement interests, to fund a portion of our commercial loan portfolio, to fund working capital and general corporate needs, and for other reasons. We borrow short-term by pledging our mortgage assets as collateral. We usually borrow via uncommitted borrowing facilities for the substantial majority of our short-term debt funded assets that are generally liquid, have active trading markets, and have readily discernable market prices. The term of these borrowings can range from one day to one year. To fund less liquid or more specialized assets, we typically utilize committed credit lines from commercial banks and finance companies with a one to two year term. Whether committed or not, we need to roll over short-term debt on a frequent basis; our ability to borrow is dependent on our ability to deliver sufficient market value of collateral to meet lender requirements. Our payment of commitment fees and other expenses to secure committed borrowing lines may not protect us from liquidity issues or losses. Variations in lenders' ability to access funds, lender confidence in us, lender collateral requirements, available borrowing rates, the acceptability and market values of our collateral, and other factors could force us to utilize our liquidity reserves or to sell assets, and, thus, affect our liquidity, financial soundness, and earnings. In recent years, we believe that the marketplace for our type of secured short-term borrowing has been more stable than the commercial paper market, or corporate unsecured short-term borrowing, utilized by many in corporate America, but there is no assurance that such stability will continue. Our current intention is to reduce our short-term debt levels over time, with the exception of short-term debt used to fund assets under accumulation for a securitization. There can be no assurance that such debt reduction will be achieved. In the future, we may borrow on an unsecured basis through bank loans, issuance of corporate debt, and other means.

         Various of our borrowing arrangements subject us to debt covenants. While these covenants have not meaningfully restricted our operations through December 31, 2001, they could be restrictive or harmful to us and our stockholder interests in the future. Should we violate debt covenants, we may incur expenses, losses, or reduced ability to access debt.

         Preferred stock makes up a portion of our equity capital base, representing 9% at December 31, 2001. Our Class B Preferred Stock has a dividend rate of at least $0.755 per share per quarter, and has certain rights to dividend distributions and preferences in liquidation that are senior to common stockholders. Having preferred stock in our capital structure is a form of leverage, and such leverage may or may not work to the advantage of common stockholders.

         CHANGES IN THE MARKET VALUES OF OUR ASSETS AND LIABILITIES CAN ADVERSELY AFFECT OUR EARNINGS, STOCKHOLDERS' EQUITY, AND LIQUIDITY.

         The market values of our assets, liabilities, and hedges are affected by interest rates, the shape of yield curves, volatility, credit quality trends, mortgage prepayment rates, supply and demand, capital markets trends and liquidity, general economic trends, expectations about the future, and other factors. For the assets that we mark-to-market through our income statement or balance sheet, such market value fluctuations will affect our earnings and book value. To the extent that our basis in our assets is thus changed, future reported income will be affected as well. If we sell an asset that has not been marked-to-market through our income statement at a reduced market price relative to our basis, our earnings will be reduced. Market value reductions of the assets that we pledge for short-term borrowings may reduce our access to liquidity.

         Generally, reduced asset market values for the assets that we own may have negative effects, but might improve our opportunities to acquire new assets at attractive pricing levels. Conversely, increases in the market values of our existing assets may have positive effects, but may mean that acquiring new assets at attractive prices becomes more difficult.

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

         Changes in prepayment rates may have multiple effects on our operations. Faster mortgage prepayment rates may lead to increased premium amortization expenses for premium assets, increased working capital requirements, reduced market values for certain types of assets, adverse reductions in the average life of certain assets, and an increase in the need to reinvest cash to maintain operations. Premium assets may experience faster rates of prepayments than discount assets. Slower prepayment rates may lead to reduced discount amortization income for discount assets, reduced market values for discount and other types of assets, extension of the average life of certain investments at a time when this would be contrary to our interests, a reduction in cash flow available to support operations and make new investments, and a reduction in new investment opportunities, since the volume of new origination and securitizations would likely decline. Slower prepayment rates may lead to increased credit losses.

         The amount of premium and discount we have on our books, and thus our net amortization expenses, can change over time as we mark-to-market assets or as our asset composition changes through principal repayments and asset purchases and sales.

         INTEREST RATE FLUCTUATIONS CAN HAVE VARIOUS EFFECTS ON OUR COMPANY, AND COULD LEAD TO REDUCED EARNINGS AND/OR INCREASED EARNINGS VOLATILITY.

         Our balance sheet and asset/liability operations are complex and diverse with respect to interest rate movements, so we cannot fully describe all the possible effects of changing interest rates. We do not seek to eliminate all interest rate risk. Changes in interest rates, and in the interrelationships between various interest rates, could have negative effects on our earnings, the market value of our assets and liabilities, mortgage prepayment rates, and our access to liquidity. Changes in interest rates can also affect our credit results.

         Generally, rising interest rates could lead to reduced asset market values and slower prepayment rates. Initially, our net interest income may be reduced if short-term interest rates increase, as our cost of funds would likely respond to this increase more quickly than would our asset yields. Within three to twelve months of a rate change, however, asset yields for our adjustable rate mortgages may increase commensurately with the rate increase. Higher short-term interest rates may reduce earnings in the short-term, but could lead to higher long-term earnings, as we earn more on the equity-funded portion of our balance sheet. To the extent that we own fixed-rate assets that are funded with floating rate debt, our net interest income from this portion of our balance sheet would be unlikely to recover until interest rates dropped again or the assets matured. Some of our adjustable-rate mortgages have periodic caps that limit the extent to which the coupon we earn can rise or fall, usually 2% annual caps, and life caps that set a maximum coupon. If short-term interest rates rise rapidly or rise so that our mortgage coupons reach their life caps, the ability of our asset yields to rise along with market rates would be limited, but there may be no such limits on the increase in our liability costs.

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

         HEDGING ACTIVITIES MAY REDUCE LONG-TERM EARNINGS AND MAY FAIL TO REDUCE EARNINGS VOLATILITY OR TO PROTECT OUR CAPITAL IN DIFFICULT ECONOMIC ENVIRONMENTS; FAILURE TO HEDGE MAY ALSO HAVE ADVERSE EFFECTS ON OUR RESULTS.

         Hedging against interest rate movements using interest rate agreements and other instruments usually has the effect over long periods of time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of a rapid or prolonged increase in short-term interest rates or to lower short-term earnings volatility. Such hedging may not be in the long-term interest of stockholders, and may not achieve its desired goals. For instance, hedging costs may rise as interest rates increase, without an offsetting increase in hedging income. In a rapidly rising interest rate environment, the market values of hedges may not increase as predicted. Using interest rate agreements to hedge may increase short-term earnings volatility, particularly since we currently employ mark-to-market accounting for all our hedges. Reductions in market values of interest rate agreements may not be offset by increases in market values of the assets or liabilities being hedged. Conversely, increases in market values of interest rate agreements may not fully offset declines in market values of assets or liabilities being hedged. Changes in market values of interest rate agreements may require us to pledge collateral or cash.

         At December 31, 2001, we had no hedges in place that would materially affect our results and operations. We reduced our hedging operations as we believe we have generally achieved our asset/liability goals with our existing on-balance sheet assets and liabilities. The absence of hedging, however, may not prove to be in the best interests of our stockholders.

         MAINTAINING REIT STATUS MAY REDUCE OUR FLEXIBILITY.

         To maintain REIT status, we must follow rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. Frequent asset sales could result in Redwood Trust being viewed as a "dealer," and thus subject to entity level taxes. Certain types of hedging may produce income that is limited under the REIT rules. Our ability to own non-real estate related assets and earn non-real estate related income is limited. Meeting minimum REIT dividend distribution requirements may reduce our liquidity. Because we will generally distribute all our taxable earnings as dividends, we may need to raise new equity capital if we wish to grow operations at a rapid pace. Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source. Failure to meet REIT requirements may subject us to taxation, penalties, and/or loss of REIT status. REIT laws and taxation could change in a manner adverse to our operations. To pursue our business plan as a REIT, we generally need to avoid becoming a Registered Investment Company, or RIC. To avoid RIC restrictions, we generally need to maintain at least 55% of our assets in whole loan form or in other related forms of assets that qualify for this test. Meeting this test may restrict our flexibility. Failure to meet this test would limit our ability to leverage and would impose other restrictions on our operations. Our ability to operate a taxable subsidiary is limited under the REIT rules. Our REIT status affords us certain protections against take-over attempts. These take-over restrictions may not always work to the advantage of stockholders. Our stated goal is to not generate income that would be taxable as unrelated business taxable income, or UBTI, to our tax-exempt shareholders. Achieving this goal may limit our flexibility in pursuing certain transactions.

         OUR CASH BALANCES AND CASH FLOWS MAY BECOME LIMITED RELATIVE TO OUR CASH NEEDS.

         We need cash to meet our working capital needs, preferred stock dividend, and minimum REIT dividend distribution requirements. Cash could be required to pay-down our borrowings in the event that the market values of our assets that collateralize our debt decline, the terms of short-term debt become less attractive, or for other reasons. Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate, in the latter case since for certain of our assets, credit tests must be met for us to receive cash flows. For some of our assets, cash flows are "locked-out" and we receive less than our pro rata share of principal payment cash flows in the early years of the investment. Operating cash flow generation could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flow if our income as calculated for tax purposes significantly exceeds our cash flow from operations. Generally, our cash flow has materially exceeded our cash requirements; this situation could be reversed, however, with corresponding adverse consequences to us. We generally maintain what we believe are ample cash balances and access to borrowings to meet projected cash needs. In the event, however, that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In a serious situation, our REIT status or our solvency could be threatened.

         INCREASED COMPETITION COULD REDUCE OUR ACQUISITION OPPORTUNITIES OR AFFECT OUR OPERATIONS IN A NEGATIVE MANNER.

         We believe that our principal competitors in our business of real estate finance are depositories such as banks and thrifts, mortgage and bond insurance companies, other mortgage REITs, hedge funds and private investment partnerships, life insurance companies, government entities such as Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Home Loan Banks, mutual funds, pension funds, mortgage originators, and other financial institutions. We anticipate that we will be able to compete effectively due to our relatively low level of operating costs, relative freedom to securitize our assets, our ability to utilize leverage, freedom from certain forms of regulation, focus on our core business, and the tax advantages of our REIT status. Nevertheless, many of our competitors have greater operating and financial resources than we do. Competition from these entities, or new entrants, could raise prices on mortgages and other assets, reduce our acquisition opportunities, or otherwise materially affect our operations in a negative manner.

         NEW ASSETS MAY NOT BE AVAILABLE AT ATTRACTIVE PRICES, THUS LIMITING OUR GROWTH AND/OR EARNINGS.

         In order to reinvest proceeds from mortgage principal repayments, or to deploy new equity capital that we may raise in the future, we need to acquire new assets. If pricing of new assets is unattractive, or if the availability of new assets is much reduced, we may not be able to acquire new assets at attractive prices. Our new assets may generate lower returns than the assets that we have on our balance sheet. Generally, unattractive pricing and availability of new assets is a function of reduced supply and/or increased demand. Supply can be reduced if originations of a particular product are reduced, or if there are few sales in the secondary market of seasoned product from existing portfolios. The supply of new securitized assets appropriate for our balance sheet could be reduced if the economics of securitization become unattractive or if a form of securitization that is not favorable for our balance sheet predominates. Also, assets with a favorable risk/reward ratio may not be available if the risks of owning such assets increase substantially relative to market pricing levels. Increased competition could raise prices to unattractive levels.

         ACCOUNTING CONVENTIONS AND ESTIMATES CAN CHANGE, AFFECTING OUR REPORTED RESULTS AND OPERATIONS.

         Accounting rules for the various aspects of our business change from time to time. While we believe we apply the highest quality accounting principles and practices, changes in accounting rules can nevertheless affect our reported income and stockholders' equity. Our revenue recognition and other aspects of our reported results are based on estimates of future events. These estimates can change in a manner that adversely affects our results.

         OUR POLICIES, PROCEDURES, PRACTICES, PRODUCT LINES, RISKS, AND INTERNAL RISK-ADJUSTED CAPITAL GUIDELINES ARE SUBJECT TO CHANGE.

         In general, we are free to alter our policies, procedures, practices, product lines, leverage, risks, internal risk-adjusted capital guidelines, and other aspects of our business. We can enter new businesses or pursue acquisitions of other companies. In most cases, we do not need to seek stockholder approval to make such changes. We will not necessarily notify stockholders of such changes.

         WE DEPEND ON KEY PERSONNEL FOR SUCCESSFUL OPERATIONS.

         We depend significantly on the contributions of our executive officers and staff. Many of our officers and employees would be difficult to replace. The loss of any key personnel could materially affect our results.

         INVESTORS IN OUR COMMON STOCK MAY EXPERIENCE LOSSES, VOLATILITY, AND POOR LIQUIDITY, AND WE MAY REDUCE OUR DIVIDENDS IN A VARIETY OF CIRCUMSTANCES.

         Our earnings, cash flow, book value, and dividends can be volatile and difficult to predict. Investors should not rely on predictions or management beliefs. Although we seek to pay a regular common stock dividend rate that is sustainable, we may cut our dividend rate in the future for a variety of reasons. We may not provide public warnings of such dividend reductions prior to their occurrence. Fluctuations in our current and prospective earnings, cash flow, and dividends, as well as many other factors such as perceptions, economic conditions, stock market conditions, and the like, can affect our stock price. Investors may experience volatile returns and material losses. In addition, liquidity in the trading of our stock may be insufficient to allow investors to sell their stock in a timely manner or at a reasonable price.


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

         GENERAL

         Redwood Trust has elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1994. Management believes that Redwood Trust has operated and expects that it will continue to operate in a manner that permits Redwood Trust to maintain its qualifications as a REIT. This treatment permits Redwood Trust to deduct dividend distributions to its stockholders for Federal income tax purposes, thus generally eliminating the "double taxation" that typically results when a corporation earns income and distributes that income to its stockholders.

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

         STOCK OWNERSHIP TESTS

         The capital stock of Redwood Trust must be held by at least 100 persons for at least 335 days of a twelve-month year, or a proportionate part of a short tax year. In addition, no more than 50% of the value of Redwood Trust's capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. Redwood Trust must satisfy these stock ownership requirements each taxable year. Redwood Trust must solicit information from certain of its stockholders to verify ownership levels and its Articles of Incorporation impose certain repurchase obligations and restrictions regarding the transfer of Redwood Trust's shares in order to aid in meeting the stock ownership requirements. If Redwood Trust were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the "good faith" exemption is available.

         ASSET TESTS

         For tax years beginning before December 31, 2000, Redwood Trust must generally meet the following asset tests (REIT Asset Tests) at the close of each quarter of each taxable year:

               (a) at least 75% of the value of Redwood Trust's total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (75% Asset Test); and

               (b) the value of securities held by Redwood Trust but not taken into account for purposes of the 75% Asset Test must not exceed either (i) 5% of the value of Redwood Trust's total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

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

         Redwood Trust intends to monitor closely the purchase, holding and disposition of its assets in order to comply with the REIT Asset Tests. Redwood Trust expects that substantially all of its assets will be Qualified REIT Real Estate Assets and intends to limit and diversify its ownership of any assets not qualifying as Qualified REIT Real Estate Assets to less than 25% of the value of Redwood Trust's assets, to less than 5%, by value, of any single issuer and to less than 20%, by value, of any taxable REIT subsidiaries. In addition, Redwood Trust does not expect to own more than 10% of the vote or value of any one issuer's securities. If it is anticipated that these limits would be exceeded, Redwood Trust intends to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits.

         GROSS INCOME TESTS

         Redwood Trust must generally meet the following gross income tests (REIT Gross Income Tests) for each taxable year:

               (a) at least 75% of Redwood Trust's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets, foreclosure property or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (75% Gross Income Test); and,

               (b) at least 95% of Redwood Trust's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (95% Gross Income Test).

         Redwood Trust intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of mortgage assets, to comply with the REIT Gross Income Tests. In accordance with the code, Redwood Trust will treat income generated by its interest rate caps and other hedging instruments as qualifying income for purposes of the 95% Gross Income Tests to the extent the interest rate cap or other hedging instrument was acquired to reduce the interest rate risks with respect to any indebtedness incurred or to be incurred by Redwood Trust to acquire or carry real estate assets. In addition, Redwood Trust will treat income generated by other hedging instruments as qualifying or non-qualifying income for purposes of the 95% Gross Income Test depending on whether the income constitutes gains from the sale of securities as defined by the Investment Company Act of 1940. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in the qualifying income of Redwood Trust which results in the non-qualifying income exceeding 5% of gross income, Redwood Trust may be unable to comply with certain of the REIT Gross Income Tests. See "-- Taxation of Redwood Trust" below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

         DISTRIBUTION REQUIREMENT

         For tax years before 2001, Redwood Trust was generally required to distribute to its stockholders an amount equal to at least 95% of Redwood Trust's REIT taxable income before deduction of dividends paid and exclusion of net capital gain. Beginning with the 2001 tax year, this REIT distribution requirement is reduced to 90%. Such distributions must be made in the taxable year to which they relate or, if declared before the timely filing of Redwood Trust's tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following taxable year.

         The IRS has ruled generally that if a REIT's dividend reinvestment plan allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the distribution requirement. Redwood Trust maintains a Dividend Reinvestment and Stock Purchase Plan
         (DRP) and intends that the terms of its DRP will comply with the IRS public ruling guidelines for such plans.

         If Redwood Trust fails to meet the distribution test as a result of an adjustment to Redwood Trust's tax returns by the Internal Revenue Service, Redwood Trust, by following certain requirements set forth in the Code, may pay a deficiency dividend within a specified period which will be permitted as a deduction in the taxable year to which the adjustment is made. Redwood Trust would be liable for interest based on the amount of the deficiency dividend. A deficiency dividend is not permitted if the deficiency is due to fraud with intent to evade tax or to a willful failure to file timely tax return.

         QUALIFIED REIT SUBSIDIARIES

         Redwood Trust currently holds some of its assets through Sequoia Mortgage Funding Corporation, a wholly-owned subsidiary, which is treated as a Qualified REIT Subsidiary. As such its assets, liabilities and income are generally treated as assets, liabilities and income of Redwood Trust for purposes of each of the above REIT qualification tests. Redwood Trust does not currently have, nor intends to invest in, any affiliates other than Qualified REIT Subsidiaries and Taxable REIT Subsidiaries.

         TAXABLE REIT SUBSIDIARIES

         Effective January 1, 2001, RWT Holdings, Inc. (Holdings) and Redwood Trust elected to treat Holdings as a Taxable REIT Subsidiary of Redwood Trust. As a Taxable REIT Subsidiary, Holdings is not subject to the asset, income and distribution requirements of Redwood Trust nor are its assets, liabilities or income treated as assets, liabilities or income of Redwood Trust for purposes of each of the above REIT qualification tests. However, the aggregate value of Redwood Trust's taxable REIT subsidiaries must be limited to 20% of the total value of Redwood Trust's assets. Taxable REIT subsidiaries are prohibited from, directly or indirectly, operating or managing a lodging or healthcare facility or providing to any person, under franchise, license or otherwise, rights to any lodging or healthcare facility brand name. In addition, Redwood Trust will be subject to a 100% penalty tax on any rent or other charges that it imposes on any taxable REIT subsidiary in excess of an arm's length price for comparable services. Redwood Trust expects that any rents and charges imposed on Holdings or any other taxable REIT subsidiary will be at arm's length prices.

         Redwood Trust will derive income from its taxable REIT subsidiaries by way of dividends. Such dividends are non-real estate source income for purposes of the 75% Gross Income Test. Therefore, when aggregated with Redwood Trust's other non-real estate source income, such dividends must be limited to 25% of Redwood Trust's gross income each year. Redwood Trust will monitor the value of its investment in its taxable REIT subsidiaries to ensure compliance with all applicable income and asset tests.

         Redwood Trust's taxable REIT subsidiaries are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to its stockholders, including Redwood Trust, as dividend distributions.

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

         In addition, notwithstanding its qualification as a REIT, Redwood Trust may also be subject to tax in certain other circumstances. If Redwood Trust fails to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which Redwood Trust fails either the 75% or the 95% Gross Income Test. Redwood Trust will also be subject to a tax of 100% on net income derived from any "prohibited transaction" (which includes dispositions of property classified as "dealer" property). Redwood Trust does not believe that it has or will engage in transactions that would result in it being classified as a dealer, however, there can be no assurance that the IRS will agree. If Redwood Trust has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, a nondeductible excise tax, equal to 4% of the excess of such required distributions over the amounts actually distributed will be imposed on Redwood Trust for each calendar year to the extent that dividends paid during the year, or declared during the last quarter of the year and paid during January of the succeeding year, are less than the sum of
         (1) 85% of Redwood Trust's "ordinary income," (2) 95% of Redwood Trust's capital gain net income, and (3) income not distributed in earlier years. Redwood Trust may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

         If Redwood Trust fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, Redwood Trust would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which Redwood Trust fails to qualify as a REIT would not be deductible by Redwood Trust, nor would distributions generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, Redwood Trust would also be disqualified from re-electing REIT status for the four taxable years following the year in which it became disqualified.

         Redwood Trust may also voluntarily revoke its election, although it has no intention of doing so, in which event Redwood Trust will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

         Redwood Trust intends to monitor on an ongoing basis its compliance with the REIT requirements described above. In order to maintain its REIT status, Redwood Trust may be required to limit the types of assets that Redwood Trust might otherwise acquire, or hold certain assets at times when Redwood Trust might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

         TAXATION OF STOCKHOLDERS

         For any taxable year in which Redwood Trust is treated as a REIT for Federal income tax purposes, distributions (including constructive distributions) made to holders of Common Stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of Redwood Trust's current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the Common Stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

         Distributions designated by Redwood Trust as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed Redwood Trust's actual net capital gain for the taxable year. Distributions by Redwood Trust, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction. In the event that Redwood Trust realizes a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss. Further, if Redwood Trust (or a portion of its assets) were to be treated as a taxable mortgage pool, or if it were to hold residual interests in REMIC's or FASIT's, any "excess inclusion" income derived therefrom and allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder.

         Dividends declared during the last quarter of a taxable year and actually paid during January of the following taxable year are generally treated as if received by the stockholder on December 31 of the taxable year in which they are declared and not on the date actually received. In addition, Redwood Trust may elect to treat certain other dividends distributed after the close of the taxable year as having been paid during such taxable year, but stockholders will be treated as having received such dividend in the taxable year in which the distribution is made.

         Generally, a dividend distribution of earnings from a REIT is considered for estimated tax purposes only when the dividend is made. However, effective December 15, 1999, any person owning at least 10% of the vote or value of a closely-held REIT must accelerate recognition of year-end dividends received from the REIT in computing estimated tax payments. Redwood Trust is not currently, and does not intend to be, a closely-held REIT.

         Upon a sale or other disposition of the Common Stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder's adjusted basis in such stock, which gain or loss generally will be long-term if the stock was held for more than twelve months. Any loss on the sale or exchange of Common Stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of designated capital gain dividends received by such stockholder. If either common or preferred stock is sold after a record date but before a payment date for declared dividends on such stock, a stockholder will nonetheless be required to include such dividend in income in accordance with the rules above for distributions, whether or not such dividend is required to be paid over to the purchaser.

         DRP participants will generally be treated as having received a dividend distribution, subject to tax as ordinary income, in an amount equal to the fair market value of the Common Stock purchased with the reinvested dividends generally on the date Redwood Trust credits such Common Stock to the DRP participant's account, plus brokerage commissions, if any, allocable to the purchase of such Common Stock. DRP participants will have a tax basis in the shares equal to such value. DRP participants may not, however, receive any cash with which to pay the resulting tax liability. Shares received pursuant to the DRP will have a holding period beginning on the day after their purchase by the plan administrator.

         Distributions, including constructive distributions, made to holders of Preferred Stock, other than tax-exempt entities, will generally be subject to tax as described above. For federal income tax purposes, earnings and profits will be allocated to distributions with respect to the Preferred Stock before they are allocated to distributions with respect to Common Stock.

         In general, no gain or loss will be recognized for Federal income tax purposes upon conversion of the Preferred Stock solely into shares of Common Stock. The basis that a holder will have for tax purposes in the shares of Common Stock received upon conversion will be equal to the adjusted basis of the holder in the shares of Preferred Stock so converted, and provided that the shares of Preferred Stock were held as a capital asset, the holding period for the shares of Common Stock received would include the holding period for the shares of Preferred Stock converted. A holder, however, generally will recognize gain or loss on the receipt of cash in lieu of fractional shares of Common Stock in an amount equal to the difference between the amount of cash received and the holder's adjusted basis for tax purposes in the fractional share of Preferred Stock for which cash was received. Furthermore, under certain circumstances, a holder of shares of Preferred Stock may recognize gain or dividend income to the extent that there are dividends in arrears on the shares at the time of conversion into Common Stock.

         Adjustments in the conversion price, or the failure to make such adjustments, pursuant to the anti-dilution provisions of the Preferred Stock or otherwise, may result in constructive distributions to the holders of Preferred Stock that could, under certain circumstances, be taxable to them as dividends pursuant to Section 305 of the Code. If such a constructive distribution were to occur, a holder of Preferred Stock could be required to recognize ordinary income for tax purposes without receiving a corresponding distribution of cash.

         If Redwood Trust makes a distribution of stockholder rights with respect to its Common Stock, such distribution will be zero. If the fair market value of the rights on the date of issuance is 15% or more of the value of the Common Stock, or if the stockholder so elects regardless of the value of the rights, the stockholder will make an allocation between the relative fair market values of the rights and the Common Stock on the date of the issuance of the rights. On the exercise of the rights, the stockholder will generally not recognize gain or loss. The stockholder's basis in the shares received from the exercise of the rights will be the amount paid for the shares plus the basis, if any, of the rights exercised. Distribution of stockholder rights with respect to other classes of securities holders generally would be taxable.

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

         TAXATION OF TAX-EXEMPT ENTITIES

         Subject to the discussion below regarding a "pension-held REIT," a tax-exempt stockholder is generally not subject to tax on distributions from Redwood Trust or gain realized on the sale of the Common Stock or Preferred Stock, provided that such stockholder has not incurred indebtedness to purchase or hold Redwood Trust's Common Stock or Preferred Stock, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that Redwood Trust, consistent with its stated intent, does not form taxable mortgage pools or hold residual interests in REMIC's or FASIT's that give rise to "excess inclusion" income as defined under the Code. However, if Redwood Trust was to hold a residual interest in a REMIC or FASIT, or if a pool of its assets were to be treated as a "taxable mortgage pool," a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income (UBTI). Although Redwood Trust does not intend to acquire such residual interests or believe that it, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

         CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS APPLICABLE TO FOREIGN HOLDERS

         The following discussion summarizes certain United States Federal tax consequences of the acquisition, ownership and disposition of Common Stock or Preferred Stock by an initial purchaser that, for United States Federal income tax purposes, is a "Non-United States Holder". Non-United States Holder means: not a citizen or resident of the United States; not a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof; or not an estate or trust whose income is includible in gross income for United States Federal income tax purposes regardless of its source. This discussion does not consider any specific facts or circumstances that may apply to particular non-United States Holder's acquiring, holding and disposing of Common Stock or Preferred Stock, or any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

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

         For any year in which Redwood Trust qualifies as a REIT, distributions to a Non-United States Holder that are attributable to gain from the sales or exchanges by Redwood Trust of "United States real property interests" will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (FIRPTA). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption. Redwood Trust is required to withhold 35% of any distribution that could be designated by Redwood Trust as a capital gains dividend. This amount may be credited against the Non-United States Holder's FIRPTA tax liability. It should be noted that mortgage loans without substantial equity or shared appreciation features generally would not be classified as "United States real property interests."

         GAIN ON DISPOSITION

         A Non-United States Holder will generally not be subject to United States Federal income tax on gain recognized on a sale or other disposition of its shares of either Common or Preferred Stock unless
         (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Non-United States Holder, (ii) in the case of a Non-United States Holder who is a nonresident alien individual and holds such shares as a capital asset, such holder is present in the United States for 183 or more days in the taxable year and certain other requirements are met, or (iii) the Non-United States Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a business in the United States by a U.S. Stockholder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Non-United States Holders should consult applicable treaties, which may provide for different rules.

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

         INFORMATION REPORTING AND BACKUP WITHHOLDING

         Redwood Trust will report to its U.S. stockholders and the Internal Revenue Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to distributions paid (at the rate generally equal to the fourth lowest rate of Federal income tax then in effect) unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A stockholder that does not provide Redwood Trust with its correct taxpayer identification number may also be subject to penalties imposed by the Internal Revenue Service. Any amount paid as backup withholding will be creditable against the stockholder's income tax liability. In addition, Redwood Trust may be required to withhold a portion of dividends and capital gain distributions to any stockholders that do not certify under penalties of perjury their non-foreign status to Redwood Trust.

         EMPLOYEES

         As of March 21, 2002, we employed 24 people at Redwood and its subsidiaries.

ITEM 2.  PROPERTIES

         Redwood Trust leases space for their executive and administrative offices at 591 Redwood Highway, Suite 3100, Mill Valley, California 94941, telephone (415) 389-7373.


ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 2001, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Redwood Trust's stockholders during the fourth quarter of 2001.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Redwood Trust's Common Stock is listed and traded on the New York Stock Exchange under the symbol RWT. Redwood Trust's Common Stock was held by approximately 500 holders of record on March 21, 2002 and the total number of beneficial stockholders holding stock through depository companies was approximately 6,000. The high and low closing sales prices of shares of the Common Stock as reported on the New York Stock Exchange and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

                                                                      Common Dividends Declared
                                        Stock Prices         -------------------------------------------
                                   --------------------       Record     Payable       Per      Dividend
                                     High        Low           Date        Date       Share       Type
                                   --------    --------      --------    --------     -----     --------
         YEAR ENDED
         DECEMBER 31, 2002

         First Quarter (through      $26.94      $23.76       3/29/02     4/22/02      $0.62     Regular
         March 21, 2002)

         YEAR ENDED
         DECEMBER 31, 2001

         Fourth Quarter              $25.40      $23.83      12/31/01     1/22/02      $0.60     Regular
                                                             11/15/01    11/30/01      $0.15     Special
         Third Quarter               $25.55      $22.85       9/28/01    10/22/01      $0.57     Regular
                                                              8/10/01     8/31/01      $0.18     Special
         Second Quarter              $23.95      $19.57       6/29/01     7/23/01      $0.55     Regular
         First Quarter               $20.44      $16.81       3/30/01     4/23/01      $0.50     Regular

         YEAR ENDED
         DECEMBER 31, 2000

         Fourth Quarter              $17.94      $15.06      12/29/00     1/22/01      $0.44     Regular
         Third Quarter               $15.94      $13.63       9/29/00    10/23/00      $0.42     Regular
         Second Quarter              $14.94      $13.50       6/30/00     7/21/00      $0.40     Regular
         First Quarter               $14.81      $11.94       3/31/00     4/21/00      $0.35     Regular

         YEAR ENDED
         DECEMBER 31, 1999

         Fourth Quarter             $13 1/4    $11 5/16      12/31/99     1/21/00      $0.25     Regular
         Third Quarter              $17 1/2     $12 3/4       11/8/99    11/22/99      $0.15     Regular
         Second Quarter            $17 9/16     $14 1/2            --          --         --
         First Quarter              $17 3/8     $13 1/2            --          --         --


         Redwood Trust intends to pay quarterly dividends so long as the minimum REIT distribution rules require it. Redwood Trust intends to make distributions to its stockholders of all or substantially all of its taxable income each year (subject to certain adjustments) so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by Redwood Trust at the discretion of the Board of Directors and will depend on the taxable earnings of Redwood Trust, financial condition of Redwood Trust, maintenance of REIT status, and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Preferred Stock. As of December 31, 2001, the full cumulative dividends have been paid on the Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                           2001         2000         1999         1998        1997
                                                        ----------   ----------   ----------  ----------   ----------
STATEMENT OF OPERATIONS DATA:
   Interest income                                        $144,539     $169,261     $145,964    $221,684     $195,674
   Interest expense                                        (98,069)    (138,603)    (119,227)   (199,638)    (164,018)
                                                        ----------   ----------   ----------  ----------   ----------
   Net interest income                                      46,470       30,658       26,737      22,046       31,656
   Operating expenses                                      (11,836)      (7,850)      (3,835)     (5,876)      (4,658)
   Equity in earnings (losses) of RWT Holdings, Inc.             0       (1,676)     (21,633)     (4,676)           0
   Other income                                               (911)          98          175         139            0
   Net unrealized/realized market value gains (losses)        (836)      (2,296)         284     (38,943)         563

   Dividends on Class B preferred stock                     (2,724)      (2,724)      (2,741)     (2,747)      (2,815)
   Change in accounting principle                                0            0            0     (10,061)           0
                                                        ----------   ----------   ----------  ----------   ----------
   Net income (loss) available to common stockholders      $30,163      $16,210      $(1,013)   $(40,118)     $24,746
   Core earnings: GAAP earnings excluding mark-to
        market adjustments and non-recurring items(1)      $31,910      $18,585      $16,622     $12,666      $24,746


   Average common shares -- "diluted"                   10,474,764    8,902,069    9,768,345  13,199,819   13,680,410
   Net income (loss) per share (diluted)                     $2.88        $1.82       $(0.10)     $(3.04)       $1.81
   Core earnings per share (diluted)(1)                      $3.05        $2.08        $1.71       $0.96        $1.81

   Dividends declared per Class B preferred share            $3.02        $3.02        $3.02       $3.02        $3.02

   Regular dividends declared per common share               $2.22        $1.61        $0.40       $0.28        $2.15
   Special dividends declared per common share               $0.33        $0.00        $0.00       $0.00        $0.00
                                                        ----------   ----------   ----------  ----------   ----------
   Total dividends declared per common share                 $2.55        $1.61        $0.40       $0.28        $2.15

BALANCE SHEET DATA: END OF PERIOD
   Earning assets                                       $2,409,271   $2,049,188   $2,387,286  $2,774,499   $3,391,514
   Total assets                                         $2,435,644   $2,082,115   $2,419,928  $2,832,448   $3,444,197
   Short-term debt                                        $796,811     $756,222   $1,253,565  $1,257,570   $1,914,525
   Long-term debt                                       $1,313,715   $1,095,835     $945,270  $1,305,560   $1,172,801
   Total liabilities                                    $2,127,871   $1,866,451   $2,209,993  $2,577,658   $3,109,660
   Total stockholders' equity                             $307,773     $215,664     $209,935    $254,790     $334,537
   Number of Class B preferred shares outstanding          902,068      902,068      902,068     909,518      909,518
   Number of common shares outstanding                  12,661,749    8,809,500    8,783,341  11,251,556   14,284,657
   Book value per common share                              $22.21       $21.47       $20.88      $20.27       $21.55
OTHER DATA:
   Average assets                                       $2,223,280   $2,296,641   $2,293,238  $3,571,889   $3,036,725
   Average borrowings                                   $1,945,820   $2,070,943   $2,046,132  $3,250,914   $2,709,208
   Average equity                                         $249,099     $213,938     $237,858    $307,076     $307,029
   Interest rate spread after credit expenses                1.67%        0.86%        0.79%       0.28%        0.59%
   Net interest margin after credit expenses                 2.09%        1.33%        1.17%       0.62%        1.04%
   Core earnings/average common equity (Core ROE)(1)         14.3%         9.9%         7.9%        5.5%         8.8%


         (1) Core earnings equal net income from ongoing operations as calculated in accordance with generally accepted accounting principles in the United States, or GAAP, after excluding mark-to-market adjustments and non-recurring items. Core earnings is not a measure of earnings in accordance with GAAP and is not intended to be a substitute for GAAP earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.


         SAFE HARBOR STATEMENT

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Throughout this Form 10-K and other Company documents, the words "believe", "expect", "anticipate", "intend", "aim", "will", and similar words identify "forward-looking" statements. Actual results and the timing of certain events could differ materially from those projected in, or contemplated by, the forward-looking statements due to a number of factors, including, among other things, changes in interest rates and market values on our earning assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers, and the level of liquidity in the capital markets as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined elsewhere in this Form 10-K (see discussion of "Risk Factors" beginning on page 13). Other factors not presently identified may also cause actual results to differ. Future results and changes in expectations of future results could lead to adverse changes in our dividend rate. We continuously update and revise our estimates based on actual conditions experienced. We generally do not intend to publish such revisions. No one should assume that results projected in or contemplated by the forward-looking statements included herein will prove to be accurate in the future.

         This Form 10-K contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers. In addition, some of the historical presentations contained herein have been restated to conform to current formats.


         RESULTS OF OPERATIONS

         EARNINGS AND DIVIDEND SUMMARY AND OUTLOOK

         Our high-quality residential mortgage loan business continues to drive our growth and profitability. Our credit results remain excellent and we continue to increase our market share, gain new customers, and strengthen our competitive position. In 2001, we also increased our equity base through three common stock offerings, improved our operating efficiencies, and further strengthened our balance sheet. These factors, along with falling short-term interest rates, all contributed to our record earnings performance.

         Core earnings were $0.76 per share for the fourth quarter of 2001, an increase of 23% over fourth quarter 2000 core earnings of $0.62 per share. Core earnings were $0.76 per share in the third quarter 2001. Core earnings for the year 2001 were $3.05 per share, an increase of 47% over core earnings for the year 2000 of $2.08 per share and an increase of 78% over core earnings per share of $1.71 for 1999. Core earnings equal GAAP earnings excluding mark-to-market adjustments and non-recurring items.

         GAAP earnings for the fourth quarter of 2001 were $0.69 per share and for the full year of 2001 were $2.88 per share, in each case representing a substantial increase over prior year results. See Table 1 for a reconciliation of GAAP earnings and core earnings.

         During 2001, a year of falling short-term interest rates, our asset yield dropped by 0.85% (from 7.56% to 6.71%) while our cost of borrowed funds dropped by 1.65% (from 6.69% to 5.04%). The spread we earned between our asset yield and our cost of funds increased from 0.87% in 2000 to 1.67% in 2001.

         Our spread increased as we replaced lower-yielding AAA-rated mortgage securities with higher-yielding mortgage loans and credit-enhancement securities. We believe this change in portfolio mix -- a change that we expect will continue in 2002 -- will provide long-term benefits.

         In 2001, we also benefited -- on a more temporary basis, due to falling interest rates -- from a slight mismatch we carry between the earning rate adjustment frequencies of our assets (generally, each six months) and the borrowing rate adjustment frequencies of our liabilities (generally, every month).

         Ours is a scalable business, so we get more efficient as we grow. Operating expenses increased by 18% in 2001 while the scale of our business (as measured by our equity capital base) grew by 43%. This increase in operating efficiency was a major contributor to our increase in earnings per share in 2001 and should continue to benefit us going forward. Future growth in our business should lead to additional efficiency gains.

         Our core net income for 2001 was $31.9 million, an increase of 72% from the $18.6 million we earned in 2000. Our core return on equity was 14.3% in 2001 and 9.9% in 2000.

         We increased our regular quarterly cash dividend rate several times in 2001. Regular dividends for our common shareholders were $0.50 for the first quarter, $0.55 per share for the second quarter, $0.57 per share for the third quarter, and $0.60 per share for the fourth quarter of 2001. We also paid a special common stock cash dividend of $0.18 per common share in the third quarter and $0.15 in the fourth quarter of 2001. Total regular common stock dividends for 2001 were $2.22 per share. Total common stock dividend distributions, including special dividends, were $2.55 per share for 2001. On March 21, 2002, our Board of Directors declared an increase in our regular quarterly cash dividend rate for the first quarter of 2002 to $0.62 per common share.

         We believe we will have a strong year in 2002; we expect to continue to benefit from healthy origination volume by our customers, asset growth at Redwood, improvements in asset mix, improved operational efficiencies, and favorable credit results.

         However, earnings per share in 2002 may not reach the exceptional levels we achieved in 2001, when our earnings received a temporary boost due to rapidly falling short-term interest rates.

         Many market participants expect short-term interest rates to rise during 2002. Relative to our earnings potential during a period of stable interest rates, we believe rising interest rates may or may not have a negative effect on our earnings trends. A rapid or unexpected increase would be a negative factor for several quarters. Over longer periods of time, higher interest rates are generally favorable for our business.

         Our first goal in managing Redwood Trust's operations is to do our best to make sure that our regular dividend rate for common shareholders remains sustainable in the long run from the cash flows generated by our assets. We believe the new regular dividend rate of $0.62 per common share per quarter that we established in the first quarter of 2002 is a sustainable rate, even -- in most circumstances -- if some business trends become less favorable or interest rates increase.

         In the event we earn taxable REIT income in excess of the dividends we distribute at our regular dividend rate, we may declare one or more special dividends during 2002.

         We believe the longer-term trends that really matter are the strength of our credit results and the strength of our competitive market position. If these stay strong, we may be able to increase our cash flows and increase our regular dividend rate over time.

         RECONCILIATION OF GAAP INCOME AND CORE INCOME

         The table below reconciles core earnings to reported GAAP earnings. RWT Holdings, Inc. (Holdings) was an unconsolidated subsidiary through January 1, 2001. The table below shows Holdings on an as-if-consolidated basis for 1999 and 2000.

TABLE 1
CORE EARNINGS AND GAAP EARNINGS
(PRESENTED AS IF HOLDINGS WAS CONSOLIDATED IN ALL PERIODS)
(ALL DOLLARS IN THOUSANDS)


                                                VARIABLE
                                                   STOCK
                                      ASSET       OPTION                                                    REPORTED
                                   MARK-TO-     MARK-TO-     CLOSED    REPORTED      AVERAGE       CORE         GAAP
                         CORE        MARKET       MARKET   BUSINESS        GAAP      DILUTED   EARNINGS     EARNINGS
                     EARNINGS   ADJUSTMENTS  ADJUSTMENTS      UNITS    EARNINGS       SHARES  PER SHARE    PER SHARE
                     --------   -----------  -----------   --------    --------   ----------  ---------    ---------
Q1: 2000              $ 4,536       $(1,164)       $   0   $    (89)    $ 3,283    8,844,606      $0.51       $ 0.37
Q2: 2000                4,495        (1,452)           0         43       3,086    8,883,651       0.51         0.35
Q3: 2000                3,951           927            0          0       4,878    8,908,399       0.44         0.55
Q4: 2000                5,603          (640)           0          0       4,963    8,962,950       0.62         0.55
Q1: 2001                6,563           273         (156)         0       6,680    9,065,221       0.73         0.74
Q2: 2001                7,384          (413)        (508)         0       6,463    9,184,195       0.80         0.70
Q3: 2001                8,188           104         (227)         0       8,065   10,752,062       0.76         0.75
Q4: 2001                9,775          (800)         (20)         0       8,955   12,888,420       0.76         0.69

1999                  $16,622       $    38        $   0   $(17,673)    $(1,013)   9,768,345      $1.71       $(0.10)
2000                   18,585        (2,329)           0        (46)     16,210    8,902,069       2.08         1.82
2001                   31,910          (836)        (911)         0      30,163   10,474,764       3.05         2.88


Core earnings are not a measure of earnings in accordance with generally accepted accounting principles (GAAP). It is calculated as GAAP earnings from ongoing operations less mark-to-market adjustments (on certain assets, hedges, and variable stock options) and non-recurring items. Management believes that core earnings provide relevant and useful information regarding our results of operations in addition to GAAP measures of performance. This is, in part, because market valuation adjustments on only a portion of our assets and stock options and none of our liabilities are recognized through our income statement under GAAP, and these valuation adjustments may not be fully indicative of changes in market values on our balance sheet or a reliable guide to our current or future operating performance. Furthermore, gains or losses realized upon sales of assets and operating results of closed business units are generally non-recurring and any non-recurring items may also be unrepresentative of our current or future operating performance. Because all companies and analysts do not calculate non-GAAP measures such as core earnings in the same fashion, core earnings as calculated by us may not be comparable to similarly titled measures reported by other companies.

NET INTEREST INCOME

Net interest income after credit expenses rose to $13.2 million in the fourth quarter of 2001 from $11.6 million in the third quarter of 2001 and $7.9 million in the fourth quarter of 2000. Net interest income increased to $46.5 million for the year 2001 from $30.7 million in 2000 and from $26.7 million in 1999. We benefited from our continuing strategy of growth in our high-quality jumbo residential mortgage loan business, a business where we believe we have a solid competitive position and favorable long-term market trends. We benefited from a change in asset mix as we added higher yielding assets. We also benefited from rapidly falling short-term interest rates, as our cost of borrowed funds on floating-rate liabilities declined faster than the asset yields on our adjustable-rate mortgage assets.

TABLE 2
NET INTEREST INCOME AFTER CREDIT EXPENSES
(ALL DOLLARS IN THOUSANDS)

                                                   NET                            INTEREST    INTEREST
                                              INTEREST                                RATE        RATE          NET
                   INTEREST                     INCOME                              SPREAD      MARGIN     INTEREST
                     INCOME                      AFTER    EARNING        COST        AFTER       AFTER      INCOME/
               AFTER CREDIT      INTEREST       CREDIT      ASSET          OF       CREDIT      CREDIT      AVERAGE
                   EXPENSES       EXPENSE     EXPENSES      YIELD       FUNDS     EXPENSES    EXPENSES       EQUITY
               ------------      --------     --------    -------       -----     --------    --------       ------
Q1: 2000           $ 42,819    $ (34,931)      $ 7,888      7.25%       6.36%        0.89%       1.30%       14.76%
Q2: 2000             43,008      (35,133)        7,875      7.54%       6.62%        0.92%       1.34%       14.78%
Q3: 2000             41,679      (34,694)        6,985      7.62%       6.87%        0.75%       1.25%       13.10%
Q4: 2000             41,755      (33,845)        7,910      7.88%       6.96%        0.92%       1.46%       14.68%
Q1: 2001             41,637      (31,413)       10,224      7.72%       6.34%        1.38%       1.85%       18.83%
Q2: 2001             38,453      (27,010)       11,443      7.18%       5.45%        1.73%       2.06%       20.76%
Q3: 2001             33,172      (21,555)       11,617      6.63%       4.83%        1.80%       2.24%       18.25%
Q4: 2001             31,277      (18,091)       13,186      5.41%       3.56%        1.85%       2.22%       17.40%

1999               $145,964    $(119,227)      $26,737      6.63%       5.83%        0.80%       1.17%       11.24%
2000                169,261     (138,603)       30,658      7.56%       6.69%        0.87%       1.33%       14.33%
2001                144,539      (98,069)       46,470      6.71%       5.04%        1.67%       2.09%       18.66%


Redwood's primary source of debt funding is the issuance of non-recourse long-term collateralized debt through securitization transactions. Despite the sale of the collateral assets to a special-purpose bankruptcy-remote financing trust and the non-recourse nature of the securities issued from that trust, Redwood to date has accounted for its securitizations as financings rather than as sales. Thus, the securitized assets remain on our reported balance sheet (residential mortgage loans) and the securities issued remain on our balance sheet as liabilities (long-term debt). This accounting method avoids gain-on-sale treatment of our transactions, and we believe it provides greater transparency to investors regarding our activities.

If we had accounted for our securitizations as sales, our reported balance sheet (both assets and liabilities) would be substantially smaller. As a result, many of the ratios one might use to analyze our business would be different. For instance, our interest rate spread would be wider and our debt-to-equity ratio lower. Ratios calculated on this basis may be more comparable to those reported by some other financial institutions. The table below presents our interest income and interest expense on an "at-risk" basis for assets and a recourse basis for liability (generally, conforming to the income statement items we would report if we accounted for our securitizations as sales rather than financings). Please see also the discussion under "Balance Sheet Leverage" below for further information.

TABLE 3
INCOME ON "AT-RISK" ASSETS AND RECOURSE LIABILITIES BASIS
(ALL DOLLARS IN THOUSANDS)


                                                   NET                            INTEREST    INTEREST
                      TOTAL                   INTEREST                                RATE        RATE          NET
                   INTEREST                     INCOME                              SPREAD      MARGIN     INTEREST
                     INCOME                      AFTER    EARNING        COST        AFTER       AFTER      INCOME/
               AFTER CREDIT      INTEREST       CREDIT      ASSET          OF       CREDIT      CREDIT      AVERAGE
                   EXPENSES      EXPENSES     EXPENSES      YIELD       FUNDS     EXPENSES    EXPENSES       EQUITY
               ------------      --------     --------      -----       -----     --------    --------     --------
Q1: 2000            $27,460     $(19,572)      $ 7,888      7.95%       6.39%        1.56%       2.24%       14.76%
Q2: 2000             22,081      (14,206)        7,875      8.72%       6.57%        2.15%       3.01%       14.78%
Q3: 2000             21,230      (14,245)        6,985      8.80%       6.89%        1.91%       2.81%       13.10%
Q4: 2000             22,196      (14,286)        7,910      9.33%       6.98%        2.35%       3.18%       14.68%
Q1: 2001             23,799      (13,575)       10,224      8.51%       5.96%        2.55%       3.60%       18.83%
Q2: 2001             23,286      (11,843)       11,443      7.99%       4.91%        3.08%       3.83%       20.76%
Q3: 2001             20,458       (8,841)       11,617      7.43%       4.15%        3.28%       4.11%       18.25%
Q4: 2001             19,328       (6,142)       13,186      6.70%       2.93%        3.77%       4.49%       17.40%

1999                $80,179     $(53,442)      $26,737      7.29%       5.59%        1.70%       2.41%       11.24%
2000                 92,967      (62,309)       30,658      8.63%       6.67%        1.96%       2.76%       14.33%
2001                 86,871      (40,401)       46,470      7.66%       4.53%        3.13%       4.01%       18.66%


INTEREST INCOME AFTER CREDIT EXPENSES

Although our average reported earning assets increased by 15% during the fourth quarter of 2001 from the prior quarter, our interest income continued to fall due to a significant decline in asset yields caused by rapidly falling short-term interest rates. The fourth quarter decrease in our interest income and asset yields did not result in a material reduction of our operating margins, however, as this decline in asset yield was fully offset by a rapid decrease in our cost of borrowed funds.

The yield on our earning assets, the bulk of which are adjustable-rate residential mortgage loans, fell from 7.88% in the fourth quarter of 2000 to 6.63% in the third quarter of 2001 and 5.41% in the fourth quarter of 2001. In addition to falling short-term interest rates, a factor in this decline in asset yield was an increase in premium amortization expenses caused, in part, by an increase in long-term mortgage prepayment rate assumptions for certain premium assets accounted for under the effective yield method.

TABLE 4
TOTAL INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)


                                                           NET
                           AVERAGE                     PREMIUM        CREDIT         TOTAL   EARNING
                           EARNING      INTEREST  AMORTIZATION     PROVISION      INTEREST     ASSET
                            ASSETS        INCOME       EXPENSE       EXPENSE        INCOME     YIELD
                        ----------      --------  ------------     ---------      --------   -------
Q1: 2000                $2,363,903      $ 43,460      $  (522)      $  (119)      $ 42,819     7.25%
Q2: 2000                 2,282,889        43,091           45          (128)        43,008     7.54%
Q3: 2000                 2,187,936        42,959       (1,040)         (240)        41,679     7.62%
Q4: 2000                 2,118,952        42,817         (818)         (244)        41,755     7.88%
Q1: 2001                 2,156,741        42,690         (869)         (184)        41,637     7.72%
Q2: 2001                 2,142,496        40,502       (1,885)         (164)        38,453     7.18%
Q3: 2001                 2,001,687        35,300       (1,977)         (151)        33,172     6.63%
Q4: 2001                 2,310,906        36,399       (4,854)         (268)        31,277     5.41%

1999                    $2,200,916      $152,472      $(5,162)      $(1,346)      $145,964     6.63%
2000                     2,237,956       172,327       (2,335)         (731)       169,261     7.56%
2001                     2,152,965       154,891       (9,585)         (767)       144,539     6.71%


To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate finance.

RESIDENTIAL MORTGAGE LOANS

Our residential mortgage loan portfolio increased 30% in 2001 to $1.5 billion. We acquired $675 million new loans in 2001; fourth quarter acquisitions were $207 million. These acquisitions were all adjustable rate loans. During 2002, we plan to expand our customer base and increase our acquisitions of high-quality jumbo residential mortgage loans.

TABLE 5
RESIDENTIAL MORTGAGE LOANS -- ACTIVITY
(ALL DOLLARS IN THOUSANDS)

                                         DEC. 2001    SEP. 2001    JUN. 2001   MAR. 2001    DEC. 2000
                                        ----------   ----------   ----------  ----------   ----------
START OF PERIOD BALANCES                $1,354,606   $1,060,470   $1,071,819  $1,130,997   $1,186,799
ACQUISITIONS                               207,170      391,328       76,314           0            0
SALES                                            0            0            0           0            0
PRINCIPAL PAYMENTS                         (82,676)     (96,172)     (86,511)    (58,539)     (54,859)
AMORTIZATION                                (3,991)      (1,180)      (1,065)       (485)        (611)
CREDIT PROVISIONS                             (268)        (151)        (164)       (184)        (242)
NET CHARGE-OFFS                                 29          311           12          30            0
MARK-TO-MARKET (BALANCE SHEET)                   0            0            0           0            0
MARK-TO-MARKET (INCOME STATEMENT)               (8)           0           65           0          (90)
                                        ----------   ----------   ----------  ----------   ----------
END OF PERIOD BALANCES                  $1,474,862   $1,354,606   $1,060,470  $1,071,819   $1,130,997
                                        ==========   ==========   ==========  ==========   ==========

Most of our residential loans have coupon rates that adjust each month or each six months as a function of the one or six month LIBOR short-term interest rate. Due to the rapid decline in these interest rates during 2001, plus an increase in premium amortization expense, the yield on our residential loan portfolio fell from 7.46% in the fourth quarter of 2000 to 4.00% in the fourth quarter of 2001.

TABLE 6
RESIDENTIAL MORTGAGE LOANS -- INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                                         ANNUAL
                                 AVERAGE               MORTGAGE                     NET
                       AVERAGE       NET   AVERAGE       PREPAY                 PREMIUM     CREDIT     TOTAL
                     PRINCIPAL   PREMIUM    CREDIT         RATE  INTEREST  AMORTIZATION  PROVISION  INTEREST
                       BALANCE   BALANCE   RESERVE        (CPR)    INCOME       EXPENSE    EXPENSE    INCOME   YIELD
                    ----------   -------  --------    ---------  --------  ------------  ---------  --------   -----
Q1: 2000            $1,337,428   $16,061  $(4,187)          14%   $24,378      $  (640)   $  (119)   $23,619   7.00%
Q2: 2000             1,276,340    15,372   (4,290)          16%    23,648         (515)      (128)    23,005   7.15%
Q3: 2000             1,202,056    14,760   (4,454)          22%    23,118         (829)      (240)    22,049   7.27%
Q4: 2000             1,141,624    14,141   (4,696)          16%    22,316         (611)      (244)    21,461   7.46%
Q1: 2001             1,083,943    13,519   (4,895)          21%    20,371         (485)      (184)    19,702   7.21%
Q2: 2001             1,007,227    12,747   (5,051)          24%    17,492       (1,065)      (164)    16,263   6.41%
Q3: 2001             1,087,593    12,138   (4,950)          25%    16,583       (1,180)      (151)    15,252   5.57%
Q4: 2001             1,372,552    12,023   (5,065)          19%    18,053       (3,990)      (268)    13,795   4.00%

1999                $1,115,874   $13,895  $(3,505)          25%   $77,065      $(3,915)   $(1,346)   $71,804   6.38%
2000                 1,238,993    15,080   (4,408)          17%    93,460       (2,595)      (731)    90,134   7.21%
2001                 1,138,482    12,646   (4,991)          22%    72,499       (6,720)      (767)    65,012   5.67%


Credit results remain excellent for our residential mortgage loan portfolio. Credit losses were $29,000 in the fourth quarter of 2001. Credit losses for 2001 were $382,000, largely as the result of a loss on a single loan. All credit losses were charged against our credit reserve that we have established for this portfolio. At December 31,

2001, our residential mortgage loan credit reserve was $5.2 million, equal to 0.35% of the current balance of this portfolio.

During 2001, our residential loan delinquencies declined from $5.7 million to $5.1 million. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies declined from 0.50% to 0.34% during 2001. Delinquencies and credit losses may rise during 2002 as a result of the weak economy.

TABLE 7
RESIDENTIAL MORTGAGE LOANS -- CREDIT RESULTS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)

                                                         LOSS SEVERITY  REALIZED     ANNUALIZED    ENDING
                        ENDING   DELINQUENT  DELINQUENT  ON LIQUIDATED    CREDIT  CREDIT LOSSES    CREDIT
                       BALANCE        LOANS      LOAN %          LOANS    LOSSES  AS % OF LOANS   RESERVE
                    ----------   ----------  ----------  -------------  --------  -------------   -------
Q1: 2000            $1,330,674       $5,338       0.40%             0%     $   0          0.00%    $4,244
Q2: 2000             1,267,780        4,968       0.39%             9%       (42)         0.01%     4,330
Q3: 2000             1,186,799        4,330       0.36%             0%         0          0.00%     4,573
Q4: 2000             1,130,997        5,667       0.50%             0%         0          0.00%     4,814
Q1: 2001             1,071,819        6,371       0.59%            13%       (30)         0.01%     4,968
Q2: 2001             1,060,470        4,913       0.46%            14%       (12)         0.00%     5,120
Q3: 2001             1,354,606        4,823       0.36%            60%      (311)         0.09%     4,960
Q4: 2001             1,474,862        5,069       0.34%            39%       (29)         0.01%     5,199

1999                $1,385,589       $4,635       0.33%             4%     $  (5)         0.00%    $4,125
2000                 1,130,997        5,667       0.50%             9%       (42)         0.00%     4,814
2001                 1,474,862        5,069       0.34%            42%      (382)         0.03%     5,199


The characteristics of our loans continue to show the high-quality nature of our residential mortgage loan portfolio. At December 31, 2001, we owned 4,177 residential loans with a total value of $1.5 billion. These were all "A" quality loans at origination. All these loans are adjustable rate loans. Our average loan size was $353,100. Northern California loans were 10% of the total and Southern California loans were 12% of the total. Loans originated in 1999 or earlier were 55% of the total. On average, our residential mortgage loans have 30 months of seasoning. Loans where the original loan balance exceeded 80% loan-to-value (LTV) made up 28% of loan balances; we benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially lower the effective LTV on these loans. The average effective LTV at origination for our mortgage loans (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 68%. Given housing appreciation and loan amortization, we estimate the current effective LTV of our residential mortgage loans is roughly 58%.

TABLE 8
RESIDENTIAL MORTGAGE LOANS -- LOAN CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)


                                        DEC. 2001    SEP. 2001    JUN. 2001    MAR. 2001    DEC. 2000
                                        ---------    ---------    ---------    ---------    ---------
PRINCIPAL VALUE (FACE VALUE)           $1,470,467   $1,346,346   $1,053,158   $1,063,633   $1,122,170
INTERNAL CREDIT RESERVES                   (5,199)      (4,960)      (5,120)      (4,968)      (4,814)
PREMIUM(DISCOUNT) TO BE AMORTIZED           9,594       13,220       12,432       13,154       13,641
                                        ---------    ---------    ---------    ---------    ---------
RETAINED RESIDENTIAL LOANS             $1,474,862   $1,354,606   $1,060,470   $1,071,819   $1,130,997

NUMBER OF LOANS                             4,177        3,909        3,306        3,433        3,633
AVERAGE LOAN SIZE                            $353         $347         $321         $312         $311
ADJUSTABLE %                                 100%          81%          73%          71%          71%
HYBRID %                                       0%          19%          27%          29%          29%
FIXED %                                        0%           0%           0%           0%           0%

NORTHERN CALIFORNIA                           10%          10%          13%          13%          13%
SOUTHERN CALIFORNIA                           12%          12%          10%          11%          12%
FLORIDA                                       11%          11%           9%           9%           9%
NEW YORK                                       8%           8%           9%           8%           8%
GEORGIA                                        8%           7%           4%           5%           5%
NEW JERSEY                                     5%           5%           6%           5%           5%
TEXAS                                          4%           5%           5%           5%           5%
OTHER STATES                                  42%          42%          44%          44%          43%

YEAR 2001 ORIGINATION                         45%          34%           7%           0%           0%
YEAR 2000 ORIGINATION                          0%           0%           0%           0%           0%
YEAR 1999 ORIGINATION                         11%          12%          17%          18%          19%
YEAR 1998 ORIGINATION OR EARLIER              44%          54%          76%          82%          81%

% BALANCE IN LOANS > $1MM PER LOAN            15%          14%          11%          11%          11%


We fund most of our mortgage loans through the issuance of long-term debt through our special purpose subsidiary, Sequoia Mortgage Funding Corporation (Sequoia). This type of financing is non-recourse to Redwood Trust. Our exposure to our $1.3 billion of long-term financed loans is limited to our investment in Sequoia, which at December 31, 2001 was $33.0 million or 2.5% of the Sequoia loan balances. Short-term funded residential mortgage loans at December 31, 2001 were $153 million. We intend to permanently fund all of our residential loans with the non-recourse long-term Sequoia debt that we issue from time to time.

RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES

At year-end 2001, we owned $191 million of residential credit-enhancement securities. These securities have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential mortgage loans. Our investment in these securities more than doubled from the $81 million we owned at the end of 2000. We increased our capacity to evaluate and acquire these assets, and deepened our relationships with the sellers of these assets. At the same time, the volume of newly originated and seasoned loans undergoing securitization and available for purchase increased. We expect to continue to acquire residential credit-enhancement securities in 2002. We have already made substantial acquisitions of these securities in the first quarter of 2002.

TABLE 9
RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES -- ACTIVITY
(ALL DOLLARS IN THOUSANDS)

                                         DEC. 2001    SEP. 2001    JUN. 2001   MAR. 2001    DEC. 2000
                                         ---------    ---------    ---------   ---------    ---------
START OF PERIOD BALANCES                  $188,283     $158,704     $100,849    $ 80,764      $65,118
ACQUISITIONS                                17,132       27,172       61,195      20,695       14,885
SALES                                       (7,786)           0       (1,780)          0       (2,897)
PRINCIPAL PAYMENTS                          (3,857)      (1,895)      (1,952)     (1,022)        (715)
AMORTIZATION                                   (92)          86          161         126          346
MARK-TO-MARKET (BALANCE SHEET)              (3,258)       4,216          223       2,654        3,876
MARK-TO-MARKET (INCOME STATEMENT)              391            0            8      (2,368)         151
                                         ---------    ---------    ---------   ---------    ---------
END OF PERIOD BALANCES                    $190,813     $188,283     $158,704    $100,849      $80,764
                                         =========    =========    =========   =========    =========

Our residential credit-enhancement securities are "first-loss", "second-loss", or "third loss" interests. First loss interests are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of first loss interest. Our ownership of first loss interests provides credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior interests. Any first loss interests that are owned by others and that are junior to our second and third loss interests provide our interests with some principal protection from losses (they serve as external credit-enhancement).

At December 31, 2001, we owned $353.4 million principal (face) value of residential credit-enhancement securities at a cost basis of $187.2 million. After mark-to-market adjustments, our net investment in these assets, as reflected on our balance sheet, was $190.8 million. Over the life of the underlying mortgage loans, we expect to receive principal payments from these securities of $353.4 million less credit losses (credit losses were $764,000 in 2001). We receive interest payments each month on the outstanding principal amount. Of the $162.6 million difference between principal value and reported value, $140.4 million is designated as an internal credit reserve (reflecting our estimate of future credit losses over the life of the underlying mortgages), $25.9 million is designated as purchase discount to be amortized into income over time, and $3.7 million represented balance sheet market valuation adjustments.

TABLE 10
RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES -- NET BOOK VALUE
(ALL DOLLARS IN THOUSANDS)

                                        DEC. 2001    SEP. 2001    JUN. 2001    MAR. 2001    DEC. 2000
                                        ---------    ---------    ---------    ---------    ---------
TOTAL PRINCIPAL VALUE (FACE VALUE)      $ 353,435    $ 323,870     $266,004     $155,233     $124,878
INTERNAL CREDIT RESERVES                 (140,411)    (112,133)     (78,170)     (35,722)     (27,052)
DISCOUNT TO BE AMORTIZED                  (25,863)     (30,365)     (31,824)     (21,137)     (16,883)
                                        ---------    ---------     --------     --------     --------
NET INVESTMENT                            187,161      181,372      156,010       98,374       80,943
MARKET VALUATION ADJUSTMENTS                3,652        6,911        2,694        2,475         (179)
                                        ---------    ---------     --------     --------     --------
NET BOOK VALUE                          $ 190,813    $ 188,283     $158,704     $100,849     $ 80,764

FIRST LOSS POSITION, PRINCIPAL VALUE    $ 129,019    $ 105,830      $76,386      $41,156      $34,959
SECOND LOSS POSITION, PRINCIPAL VALUE      96,567       84,876       67,700       37,197       30,703
THIRD LOSS POSITION, PRINCIPAL VALUE      127,849      133,164      121,918       76,880       59,216
                                        ---------    ---------     --------     --------     --------
TOTAL PRINCIPAL VALUE                   $ 353,435    $ 323,870     $266,004     $155,233     $124,878

FIRST LOSS POSITION, NET BOOK VALUE     $  29,648    $  25,886      $18,956      $13,191     $ 12,080
SECOND LOSS POSITION, NET BOOK VALUE       60,074       53,925       43,733       25,106       21,109
THIRD LOSS POSITION, NET BOOK VALUE       101,091      108,472       96,015       62,552       47,575
                                        ---------    ---------     --------     --------     --------
TOTAL NET BOOK VALUE                    $ 190,813    $ 188,283     $158,704     $100,849     $ 80,764
                                        =========    =========     ========     ========     ========

Total interest income from our residential credit-enhancement securities increased to $5.4 million in the fourth quarter of 2001 from $5.2 million in the third quarter of 2001 and $2.5 million in the fourth quarter of 2000. An increase in our net investment in these securities was the principal reason for increasing interest income. Income from these securities was $16.7 million in 2001, $8.5 million in 2000, and $4.2 million in 1999.

Our credit-enhancement portfolio yield was 12.01% during the fourth quarter of 2001, a decline from 12.44% in the third quarter 2001 and 13.06% in the fourth quarter of 2000. Yields for this portfolio fell to 12.15% during 2001, a decrease from 14.49% during 2000, and 23.00% during 1999. Yields have been decreasing over the past several years due to the acquisition of an increased proportion of third loss interests. Third loss interests have lower yields than first or second loss interests due to their lower risk levels.

Credit losses lower than (or later than) anticipated by our designated credit reserve and/or faster than anticipated long-term prepayment rates could result in increasing yields being recognized from our current portfolio under the effective yield method. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated long-term prepayment rates could result in lower yields being recognized under the effective yield method and/or market value adjustments through our income statement under EITF 99-20.

TABLE 11
RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES -- INTEREST INCOME AND YIELDS (ALL DOLLARS IN THOUSANDS)

                                                 AVERAGE                                 NET
                           AVERAGE    AVERAGE        NET                            DISCOUNT      TOTAL
                         PRINCIPAL     CREDIT   DISCOUNT    AVERAGE     COUPON  AMORTIZATION   INTEREST
                             VALUE    RESERVE    BALANCE      BASIS     INCOME        INCOME     INCOME      YIELD
                         ---------  ---------   --------   --------    -------  ------------   --------     ------
Q1: 2000                  $ 56,439  $ (11,567)  $ (6,758)  $ 38,114    $ 1,048        $  567    $ 1,615     16.95%
Q2: 2000                    77,173    (16,361)    (7,654)    53,158      1,412           723      2,135     16.07%
Q3: 2000                   100,857    (21,484)   (11,956)    67,417      1,928           356      2,284     13.55%
Q4: 2000                   113,370    (24,596)   (12,514)    76,260      2,144           346      2,490     13.06%
Q1: 2001                   135,471    (31,415)   (18,260)    85,796      2,516           126      2,642     12.32%
Q2: 2001                   184,472    (48,845)   (21,920)   113,707      3,242           161      3,403     11.97%
Q3: 2001                   296,417    (96,364)   (31,378)   168,675      5,160            86      5,246     12.44%
Q4: 2001                   328,652   (121,183)   (27,914)   179,555      5,484           (92)     5,392     12.01%

1999                      $ 27,976  $  (6,816)  $ (2,891)  $ 18,269    $ 1,900        $2,302    $ 4,202     23.00%
2000                        87,070    (18,527)    (9,734)    58,809      6,532         1,992      8,524     14.49%
2001                       236,947    (74,763)   (24,907)   137,276     16,402           281     16,683     12.15%


Credit losses for the $52 billion portfolio that we credit enhanced at December 31, 2001 totaled $3.1 million in 2001. The annualized rate of credit loss was less than 1 basis point (0.01%) of the portfolio. Of this loss, $2.3 million was borne by the external credit enhancements to our positions and $0.8 million was incurred by us and charged against our internal reserves.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit-enhancement portfolio increased from 0.22% of the current balances at the end of the third quarter of 2001 to 0.24% at the end of the fourth quarter of 2001. Delinquencies of the underlying loan pools at the end of 2000 were 0.23%. We expect delinquency and loss rates for our existing residential credit-enhancement securities to increase from their current modest levels, given the weaker economy and the natural seasoning pattern of these loans.

TABLE 12
RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES -- CREDIT RESULTS
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)


                                                            REDWOOD'S      LOSSES TO              TOTAL CREDIT
                         UNDERLYING       DELINQUENCIES      SHARE OF       EXTERNAL      TOTAL      LOSSES AS
                           MORTGAGE    ------------------      CREDIT         CREDIT     CREDIT     % OF LOANS
                              LOANS           $         %      LOSSES    ENHANCEMENT     LOSSES   (ANNUALIZED)
                        -----------     -------     -----   ---------    -----------     ------   ------------
Q1: 2000                $ 8,539,491    $ 49,731     0.58%    $  (270)       $  (543)   $  (813)          0.04%
Q2: 2000                 20,925,931      45,999     0.22%       (187)        (1,350)    (1,537)          0.03%
Q3: 2000                 21,609,785      58,102     0.27%       (245)          (345)      (590)          0.01%
Q4: 2000                 22,633,860      51,709     0.23%        (56)        (1,512)    (1,568)          0.03%
Q1: 2001                 27,081,361      63,893     0.24%        (55)          (550)      (605)          0.01%
Q2: 2001                 38,278,631      98,287     0.26%       (196)          (824)    (1,020)          0.01%
Q3: 2001                 49,977,641     107,821     0.22%       (192)          (407)      (599)          0.01%
Q4: 2001                 51,720,856     124,812     0.24%       (321)          (571)      (892)          0.01%

1999                    $ 6,376,571    $ 45,451     0.71%    $(1,146)       $(1,995)   $(3,141)          0.05%
2000                     22,633,860      51,709     0.23%       (758)        (3,750)    (4,508)          0.02%
2001                     51,720,856     124,812     0.24%       (764)        (2,352)    (3,116)          0.01%


At year-end 2001, we had $90 million of external credit enhancements and $141 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others. Total reserves of $231 million represented 45 basis points (0.45%) of our credit-enhancement portfolio of $52 billion. Reserves, credit protection, and risks are specific to each credit-enhancement interest.

TABLE 13
RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES -- CREDIT PROTECTION
(AT PERIOD END, ALL DOLLARS IN THOUSANDS)


                                        DEC. 2001    SEP. 2001    JUN. 2001    MAR. 2001    DEC. 2000
                                        ---------    ---------    ---------    ---------    ---------
INTERNAL CREDIT RESERVES                 $140,411     $112,133     $ 78,170     $ 35,722     $ 27,052
EXTERNAL CREDIT ENHANCEMENT                90,224       94,745       91,004       86,600       86,840
                                        ---------    ---------    ---------    ---------    ---------
TOTAL CREDIT PROTECTION                  $230,635     $206,878     $169,174     $122,322     $113,892
AS % OF TOTAL PORTFOLIO                     0.45%        0.41%        0.44%        0.45%        0.50%


The characteristics of the loans that we credit-enhance continue to show their high-quality nature. At December 31, 2001, we credit enhanced 133,634 loans (with a principal value of $52 billion) in our total credit-enhancement portfolio. Of the $52 billion loan balances, 68% were fixed-rate loans, 17% were hybrid loans (loans that become adjustable 3 to 10 years after origination), and 15% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $387,033. We credit-enhanced 1,601 loans with principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $2.2 billion. Loans over $1 million were 1% of the total number of loans and 4% of the total balance of loans that we credit-enhanced at year-end.

A FICO credit score was obtained at origination and is available for 84% of the loans in our portfolio. For these loans, the average FICO score was 726. Borrowers with FICO scores over 720 comprised 58% of the portfolio, those with scores between 680 and 720 comprised 24%, those with scores between 620 and 680 comprised 16%, and those with scores below 620 comprised 2% of our residential credit-enhancement securities. In general, loans with lower FICO scores have strong compensating factors.

Many of the loans that we credit enhance are seasoned. On average, our credit-enhanced loans have 28 months of seasoning. Generally, the credit risk for these loans is reduced as property values have appreciated and the loan balances have amortized. In effect, the current LTV ratio for seasoned loans is often much reduced from the LTV ratio at origination.

Loans with LTV's at origination in excess of 80% made up 7% of loan balances. We benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially reduce the effective LTV on these loans. The average effective LTV at origination for all the loans we credit enhance (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 71%. Given housing appreciation and loan amortization, we estimate the average current effective LTV for these loans is roughly 55%.

TABLE 14
RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES -- UNDERLYING COLLATERAL
CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                             DEC. 2001      SEP. 2001      JUN. 2001      MAR. 2001      DEC. 2000
                                           -----------    -----------    -----------    -----------    -----------
CREDIT-ENHANCEMENT SECURITIES              $51,720,856    $49,977,641    $38,278,631    $27,081,361    $22,633,860
NUMBER OF CREDIT-ENHANCED LOANS                133,634        132,555        105,721         77,011         63,675
AVERAGE LOAN SIZE                                 $387           $377           $362           $352           $356
ADJUSTABLE %                                       15%            11%            19%            28%            35%
HYBRID %                                           17%            19%            20%            11%             7%
FIXED %                                            68%            70%            61%            61%            58%

NORTHERN CALIFORNIA                                27%            25%            26%            23%            25%
SOUTHERN CALIFORNIA                                26%            26%            28%            24%            25%
NEW YORK                                            5%             5%             5%             6%             6%
TEXAS                                               4%             4%             3%             4%             3%
NEW JERSEY                                          3%             3%             3%             4%             4%
VIRGINIA                                            3%             3%             3%             3%             3%
OTHER STATES                                       32%            34%            32%            36%            34%

YEAR 2001 ORIGINATION                              43%            32%            21%             7%             0%
YEAR 2000 ORIGINATION                              10%            14%            14%            21%            19%
YEAR 1999 ORIGINATION                              22%            31%            36%            29%            35%
YEAR 1998 OR EARLIER ORIGINATION                   25%            23%            29%            43%            46%

% BALANCE IN LOANS > $1MM PER LOAN                  4%             3%             4%             6%             6%


The geographic dispersion of our credit-enhancement portfolio generally mirrors that of the jumbo residential market as a whole, with approximately half of our loans concentrated in California.

For the loans that we credit enhance where the home is located in Northern California (27% of the total portfolio), at December 31, 2001 the average loan balance was $411,500, the average FICO score was 725, and the average LTV at origination was 69%. On average, these Northern California loans have 26 months of seasoning, with 46% originated in year 2001, 7% in year 2000, and 47% in years 1999 or earlier. At December 31, 2001, 543 of these loans had principal balances in excess of $1 million; these larger loans had an average size of $1.4 million and a total loan balance of $735 million. They represented 2% of the total number of Northern California loans and 5% of the total balance of Northern California loans. Delinquencies in our Northern California residential credit-enhancement portfolio at December 31, 2001 were 0.14% of current loan balances.

For the 26% of our loans where the home is located in Southern California, the average loan balance at December 31, 2001 was $401,500, the average FICO score was 716, and the average LTV at origination was 72%. These Southern California loans have 36 months of seasoning, on average, with 33% originated in year 2001, 6% in year 2000, and 61% in years 1999 or earlier. At December 31, 2001, 567 of these loans had principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $796 million. They represented 2% of the total number of Southern California loans and 6% of the total balance of Southern California loans. Delinquencies in our Southern California residential credit-enhancement portfolio at December 31, 2001 were 0.28% of current loan balance.

COMBINED RESIDENTIAL LOAN PORTFOLIOS

The tables below summarize the credit protection of our residential mortgage loans and our residential credit-enhancement securities on a combined basis.

TABLE 15
RESIDENTIAL PORTFOLIOS -- CREDIT PROTECTION
(ALL DOLLARS IN THOUSANDS)

                                                                        TOTAL
                             REDWOOD'S                                 CREDIT
                    TOTAL  RESIDENTIAL      EXTERNAL        TOTAL  PROTECTION
              RESIDENTIAL       CREDIT        CREDIT       CREDIT     AS % OF
                    LOANS      RESERVE   ENHANCEMENT   PROTECTION       LOANS
              -----------  -----------   -----------   ----------  ----------
Q1: 2000      $ 9,870,165     $ 16,137       $34,310     $ 50,447       0.51%
Q2: 2000       22,193,711       25,159        79,403      104,562       0.47%
Q3: 2000       22,796,584       26,709        78,564      105,273       0.46%
Q4: 2000       23,764,857       31,866        86,840      118,706       0.50%
Q1: 2001       28,153,180       40,690        86,600      127,290       0.45%
Q2: 2001       39,339,101       83,290        91,004      174,294       0.44%
Q3: 2001       51,332,246      117,093        94,745      211,838       0.41%
Q4: 2001       53,195,718      145,610        90,224      235,834       0.44%

1999          $ 7,762,160     $ 15,366       $26,111     $ 41,477       0.53%
2000           23,764,857       31,866        86,840      118,706       0.50%
2001           53,195,718      145,610        90,224      235,834       0.44%


The table below summarizes the credit performance of our residential mortgage loans and our residential credit-enhancement securities on a combined basis.

TABLE 16
RESIDENTIAL PORTFOLIOS -- CREDIT PERFORMANCE
(ALL DOLLARS IN THOUSANDS)


                                     DELINQUENCIES                      LOSSES                    TOTAL
                                           AS % OF    REDWOOD'S             TO                   CREDIT
                                             TOTAL     SHARE OF       EXTERNAL      TOTAL     LOSSES AS
                                       RESIDENTIAL       CREDIT         CREDIT     CREDIT    % OF LOANS
                     DELINQUENCIES           LOANS       LOSSES    ENHANCEMENT     LOSSES  (ANNUALIZED)
                     -------------   -------------    ---------    -----------   --------  ------------
Q1: 2000                  $ 55,069           0.56%     $  (270)       $  (543)   $  (813)         0.03%
Q2: 2000                    50,967           0.23%        (229)        (1,350)    (1,579)         0.03%
Q3: 2000                    62,432           0.27%        (245)          (345)      (590)         0.01%
Q4: 2000                    57,376           0.24%         (56)        (1,512)    (1,568)         0.03%
Q1: 2001                    70,264           0.25%         (85)          (550)      (635)         0.01%
Q2: 2001                   103,200           0.26%        (208)          (824)    (1,032)         0.01%
Q3: 2001                   112,644           0.22%        (503)          (407)      (910)         0.01%
Q4: 2001                   129,881           0.24%        (352)          (571)      (923)         0.01%

1999                      $ 50,086           0.65%     $(1,151)       $(1,995)   $(3,146)         0.04%
2000                        57,376           0.24%        (799)        (3,751)    (4,550)         0.02%
2001                       129,881           0.24%      (1,148)        (2,352)    (3,500)         0.01%


COMMERCIAL MORTGAGE LOANS

Our commercial real estate loan portfolio decreased from $76 million to $51 million during 2001 due to loan payoffs and sales. We intend to acquire commercial loans and commercial loan participations in 2002.

TABLE 17
COMMERCIAL MORTGAGE LOANS -- ACTIVITY
(ALL DOLLARS IN THOUSANDS)

                                          DEC. 2001   SEP. 2001    JUN. 2001   MAR. 2001   DEC. 2000*
                                          ---------   ---------    ---------   ---------   ----------
START OF PERIOD BALANCES                   $ 64,362     $67,043      $70,077     $76,082     $ 64,641
ACQUISITIONS                                    210           0        1,500           0       25,267
SALES                                             0      (2,645)      (3,573)     (1,513)           0
PRINCIPAL PAYMENTS                          (13,403)        (44)        (897)     (4,572)     (13,865)
AMORTIZATION                                     29          15          104          76           39
MARK-TO-MARKET (BALANCE SHEET)                    0           0            0           0            0
MARK-TO-MARKET (INCOME STATEMENT)              (114)         (7)        (168)          4            0
                                           --------     -------      -------     -------     --------
END OF PERIOD BALANCES                     $ 51,084     $64,362      $67,043     $70,077     $ 76,082
                                           ========     =======      =======     =======     ========

*Includes loans held at RWT Holdings, Inc., which was consolidated with our financials as of January 1, 2001.

The yield on our commercial mortgage loans increased in the fourth quarter of 2001, due to earlier than expected payoffs, allowing us to accelerate the recognition of deferred origination fees, prepayment penalty, and exit fees. All loans in our portfolio have interest rate floors, so the decline in short-term interest rates in 2001 did not have a material impact on the yields on these loans. Total interest income and average yields rose in 2000 from 1999 levels due to rising interest rates and loans added to our portfolio during 2000 with generally higher yields.

TABLE 18
COMMERCIAL MORTGAGE LOANS -- INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                          AVERAGE
                             AVERAGE          NET                 DISCOUNT      CREDIT      TOTAL
                           PRINCIPAL     DISCOUNT     COUPON  AMORTIZATION   PROVISION   INTEREST
                               VALUE      BALANCE     INCOME        INCOME     EXPENSE     INCOME     YIELD
                           ---------     --------     ------  ------------   ---------   --------    ------
Q1: 2000*                    $31,924     $  (681)     $  711          $151          $0     $  862    11.04%
Q2: 2000*                     40,355        (744)      1,029            52           0      1,081    10.92%
Q3: 2000*                     62,169      (1,423)      1,399           465           0      1,864    12.27%
Q4: 2000*                     77,910      (1,611)      2,121           154           0      2,275    11.93%
Q1: 2001                      73,836      (1,208)      1,857            76           0      1,933    10.65%
Q2: 2001                      70,279        (878)      1,857           104           0      1,961    11.30%
Q3: 2001                      66,024        (724)      1,680            15           0      1,695    10.38%
Q4: 2001                      64,851        (601)      1,862            29           0      1,891    11.77%

1999*                        $26,651     $  (266)     $2,636          $ 73          $0     $2,709    10.26%
2000*                         53,127      (1,116)      5,260           822           0      6,082    11.69%
2001                          68,715        (851)      7,256           224           0      7,480    11.02%


*Includes loans held at RWT Holdings, Inc., which was consolidated with our financials as of January 1, 2001.

To date, we have not experienced delinquencies or credit losses in our commercial mortgage loans. Nor have we established a credit reserve for our commercial loans. A slowing economy, and factors particular to each loan, could cause credit concerns and issues in the future. If this occurs, we may need to provide for future losses or reduce the reported market value for commercial mortgage loans held for sale. Other factors may also affect the market value of these loans.

TABLE 19
COMMERCIAL MORTGAGE LOANS -- CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                   DEC. 2001     SEP. 2001     JUN. 2001      MAR. 2001    DEC. 2000*
                                   ---------     ---------     ---------      ---------    ----------
COMMERCIAL MORTGAGE LOANS            $51,084       $64,362       $67,043        $70,077       $76,082
NUMBER OF LOANS                            8            14            16             18            20
AVERAGE LOAN SIZE                    $ 6,386       $ 4,597       $ 4,190        $ 3,893       $ 3,804
SERIOUS DELINQUENCY $                     $0            $0            $0             $0            $0
REALIZED CREDIT LOSSES                    $0            $0            $0             $0            $0
CALIFORNIA %                             59%           67%           68%            71%           73%


*Includes loans held at RWT Holdings, Inc., which was consolidated with our financials as of January 1, 2001.

Our goal is to secure long-term, non-recourse debt for our commercial mortgage loans. We accomplished this by obtaining $17 million of long-term debt in the form of senior loan participations to fund $21 million of our existing portfolio of commercial mortgage loans in 2001. In March 2002, we issued another $8 million of long-term debt collateralized by our commercial real estate loans. Our remaining short-funded loans are financed with a combination of equity and short- and medium-term credit facilities.

SECURITIES PORTFOLIO

Our securities portfolio consists of all the securities we own with the exception of residential credit-enhancement securities that are discussed separately. Our securities portfolio currently consists primarily of investment-grade residential mortgage securities held to generate interest income. We may acquire lower-rated and more diverse securities in 2002. During 2001, this portfolio decreased by 11% from $764 million to $683 million. As a part of our long-term strategy, we plan to reduce short-term debt utilized to fund our securities portfolio; we expect to either reduce the size of our securities and/or to fund securities with long-term debt.

TABLE 20
SECURITIES PORTFOLIO -- ACTIVITY
(ALL DOLLARS IN THOUSANDS)

                                          DEC. 2001   SEP. 2001    JUN. 2001     MAR. 2001    DEC. 2000
                                          ---------   ---------    ---------     ---------    ---------
START OF PERIOD BALANCES                   $608,793   $ 739,187   $1,000,612    $  764,775    $ 874,343
ACQUISITIONS                                147,251      47,323       16,051       310,026       79,983
SALES                                       (15,260)   (106,297)    (162,753)      (11,000)    (128,163)
PRINCIPAL PAYMENTS                          (53,400)    (71,692)    (113,165)      (65,726)     (61,421)
PREMIUM AMORTIZATION                           (799)       (898)      (1,086)         (586)        (591)
MARK-TO-MARKET (BALANCE SHEET)               (2,034)      1,087          (94)           (6)          35
MARK-TO-MARKET (INCOME STATEMENT)            (1,069)         83         (378)        3,129          589
                                           --------   ---------   ----------    ----------    ---------
END OF PERIOD BALANCES                     $683,482   $ 608,793   $  739,187    $1,000,612    $ 764,775
                                           ========   =========   ==========    ==========    =========

Total interest income from this portfolio was $9.9 million in the fourth quarter of 2001, a decrease from $10.7 million in the third quarter of 2001 and from $16.2 million in the fourth quarter of 2000. This decrease was the result of lower average balances and lower yields. For similar reasons, our total interest income for 2001 of $54.3 million was lower than the $67.2 million earned in 2000 and the $66.2 million earned in 1999.

The yields on this portfolio fell during the fourth quarter of 2001 due to declining short-term interest rates, as the bulk of these securities represent interests in pools of adjustable-rate residential mortgage loans. We expect adjustable coupon rates to continue to decrease for the first several months of 2002, even if interest rates stabilize or rise. Mortgage prepayment rates have been relatively high for the later part of 2001, further depressing yields due to the faster amortization of purchase premiums.

TABLE 21
SECURITIES PORTFOLIO -- INTEREST INCOME AND YIELDS
(ALL DOLLARS IN THOUSANDS)

                                    AVERAGE     MORTGAGE                       NET
                      AVERAGE           NET   PREPAYMENT                   PREMIUM       TOTAL
                      EARNING       PREMIUM        RATES    INTEREST  AMORTIZATION    INTEREST
                       ASSETS       BALANCE        (CPR)      INCOME       EXPENSE      INCOME      YIELD
                     --------       -------   ----------    --------   -----------    --------      -----
Q1: 2000             $944,301       $ 8,118          19%     $17,510      $  (450)     $17,060      7.16%
Q2: 2000              902,265         7,225          20%      17,362         (163)      17,199      7.56%
Q3: 2000              868,159         8,946          20%      17,278         (572)      16,706      7.62%
Q4: 2000              822,452         9,595          19%      16,832         (591)      16,241      7.81%
Q1: 2001              874,307        10,164          19%      17,634         (586)      17,048      7.71%
Q2: 2001              910,793        14,013          31%      17,648       (1,086)      16,562      7.16%
Q3: 2001              626,246        12,332          32%      11,642         (898)      10,744      6.73%
Q4: 2001              628,193        11,838          31%      10,702         (799)       9,903      6.19%

1999                 $999,972       $ 9,177          27%     $69,769      $(3,550)     $66,219      6.56%
2000                  884,081         8,475          20%      68,982       (1,776)      67,206      7.53%
2001                  758,844        12,092          28%      57,626       (3,369)      54,257      7.04%


The table below presents our securities portfolio by asset type.

TABLE 22
SECURITIES PORTFOLIO -- CHARACTERISTICS
(RESIDENTIAL MORTGAGE BACKED SECURITIES, UNLESS NOTED)
(ALL DOLLARS IN THOUSANDS)

                                             CREDIT        DEC.        SEP.        JUN.         MAR.        DEC.
                                             RATING        2001        2001        2001         2001        2000
                                             ------        ----        ----        ----         ----        ----
FNMA & FHLMC - ADJUSTABLE                     "AAA"    $353,523    $389,400    $434,732   $  485,639    $509,802
FNMA & FHLMC - HYBRID                         "AAA"      20,223           0       2,828        3,096      11,402
JUMBO PRIME- ADJUSTABLE                   AAA or AA     144,813     138,261     243,078      451,950     185,018
JUMBO PRIME- HYBRID                       AAA or AA     137,926      43,775           0            0       7,964
JUMBO PRIME- FIXED                        AAA or AA       5,018      15,732      24,815       23,997       9,439
SUBPRIME - FLOATERS                       AAA or AA      14,600      14,600      14,600       19,277      23,015
SUBPRIME - FIXED                         AAA to BBB         600       1,050      13,026       13,062      17,044
INTEREST-ONLY - RESIDENTIAL                     AAA          13          53          60           71         113
INTEREST-ONLY - COMMERCIAL                      AAA       4,874       5,008       5,082        2,534           0
CBO EQUITY - MIXED REAL ESTATE              B or NR       1,892         914         966          986         978
                                                       --------    --------    --------   ----------    --------
TOTAL SECURITIES PORTFOLIO                             $683,482    $608,793    $739,187   $1,000,612    $764,775
REALIZED CREDIT LOSSES DURING QUARTER                        $0          $0          $0           $0          $0


We own fixed rate securities in our securities portfolio and our residential credit-enhancement securities portfolio, but generally not in amounts that materially exceed our equity capital base (see Table 31). We have generally avoided funding fixed rate assets with floating rate liabilities.

INTEREST EXPENSE

Our cost of borrowed funds almost halved over the past twelve months, from 6.96% in the fourth quarter of 2000 to 3.56% in the fourth quarter of 2001, as the expense of our adjustable-rate debt declined in conjunction with falling short-term interest rates. Our average debt levels rose slightly from $1.9 billion in the fourth quarter of 2000 to $2.0 billion the fourth quarter of 2001. Due to the decline in borrowing costs, our interest expenses declined from $34 million in the fourth quarter of 2000 to $18 million in the fourth quarter of 2001.

TABLE 23
INTEREST EXPENSE
(ALL DOLLARS IN THOUSANDS)



                                     LONG      LONG                  SHORT     SHORT
                       AVERAGE       TERM      TERM     AVERAGE       TERM      TERM               TOTAL
                          LONG       DEBT      DEBT       SHORT       DEBT      DEBT     TOTAL      COST
                          TERM   INTEREST   COST OF        TERM   INTEREST   COST OF  INTEREST        OF
                          DEBT    EXPENSE     FUNDS        DEBT    EXPENSE     FUNDS   EXPENSE     FUNDS
                    ----------   --------   -------  ----------   --------   -------  --------     -----
Q1: 2000             $ 972,338    $15,359     6.32%  $1,225,562    $19,572     6.39%  $ 34,931     6.36%
Q2: 2000             1,258,859     20,927     6.65%     865,068     14,206     6.57%    35,133     6.62%
Q3: 2000             1,191,730     20,449     6.86%     827,114     14,245     6.89%    34,694     6.87%
Q4: 2000             1,125,898     19,559     6.95%     819,160     14,286     6.98%    33,845     6.96%
Q1: 2001             1,072,172     17,838     6.65%     910,515     13,575     5.96%    31,413     6.34%
Q2: 2001             1,018,646     15,167     5.96%     964,543     11,843     4.91%    27,010     5.45%
Q3: 2001               933,340     12,714     5.45%     852,341      8,841     4.15%    21,555     4.83%
Q4: 2001             1,193,050     11,949     4.01%     839,879      6,142     2.93%    18,091     3.56%

1999                $1,090,242    $65,785     6.03%  $  955,890    $53,442     5.59%  $119,227     5.83%
2000                 1,137,324     76,294     6.71%     933,619     62,309     6.67%   138,603     6.69%
2001                 1,054,135     57,668     5.47%     891,251     40,401     4.53%    98,069     5.04%


The table below lists our long-term debt issuance.

TABLE 24
LONG-TERM DEBT CHARACTERISTICS
(ALL DOLLARS IN THOUSANDS)

                                                                                                  PRINCIPAL   INTEREST
                                                ORIGINAL                              ESTIMATED  OUTSTANDING    RATE AT
LONG TERM DEBT               DEBT     ISSUE        ISSUE                      STATED   CALLABLE  AT DEC. 31,   DEC. 31,
ISSUE                      RATING      DATE       AMOUNT            INDEX   MATURITY       DATE         2001       2001
-----                      ------  --------   ----------   --------------   --------  ---------  -----------       ----
SEQUOIA 1 A1                  AAA   7/29/97   $  334,347         1m LIBOR    2/15/28     Called            0        n/a
SEQUOIA 1 A2                  AAA   7/29/97      200,000        Fed Funds    2/15/28     Called            0        n/a
SEQUOIA 2 A1                  AAA   11/6/97      592,560      1y Treasury    3/30/29       2003      222,554      4.90%
SEQUOIA 2 A2                  AAA   11/6/97      156,600         1m LIBOR    3/30/29       2003       58,816      2.27%
SEQUOIA 3 A1                  AAA   6/26/98      225,459   Fixed to 12/02    5/31/28    Retired            0        n/a
SEQUOIA 3 A2                  AAA   6/26/98       95,000   Fixed to 12/02    5/31/28    Retired            0        n/a
SEQUOIA 3 A3                  AAA   6/26/98      164,200   Fixed to 12/02    5/31/28       2002       56,928      6.35%
SEQUOIA 3 A4                  AAA   6/26/98      121,923   Fixed to 12/02    5/31/28       2002      121,923      6.25%
SEQUOIA 3 M1               AA/AAA   6/26/98       16,127   Fixed to 12/02    5/31/28       2002       16,127      6.79%
SEQUOIA 3 M2                 A/AA   6/26/98        7,741   Fixed to 12/02    5/31/28       2002        7,741      6.79%
SEQUOIA 3 M3                BBB/A   6/26/98        4,838   Fixed to 12/02    5/31/28       2002        4,838      6.79%
SEQUOIA 1A A1                 AAA    5/4/99      157,266         1m LIBOR    2/15/28       2002       55,921      2.52%
SEQUOIA 4 A                   AAA   3/21/00      377,119         1m LIBOR    8/31/24       2005      248,304      2.29%
COMMERCIAL 1                  N/A   3/30/01        8,891         1m LIBOR    11/1/02        N/A        8,891      5.09%
COMMERCIAL 2                  N/A   3/30/01        8,320         1m LIBOR    10/1/03        N/A        8,320      5.09%
SEQUOIA 5 A                   AAA  10/29/01      496,667         1m LIBOR   10/29/26       2006      491,426      2.27%
SEQUOIA 5 B1                   AA  10/29/01        5,918         1m LIBOR   10/29/26       2006        5,918      2.72%
SEQUOIA 5 B2                    A  10/29/01        5,146         1m LIBOR   10/29/26       2006        5,146      2.72%
SEQUOIA 5 B3                  BBB  10/29/01        2,316         1m LIBOR   10/29/26       2006        2,316      2.72%
                                              ----------                                          ----------      -----
TOTAL LONG-TERM DEBT                          $2,980,438                                          $1,315,169      3.42%
                                              ==========                                          ==========      =====


In 2001, Fitch Ratings, a credit rating agency, upgraded the credit ratings on three of our debt issues (Sequoia 3 M1 to M3).

OPERATING EXPENSES

Our ratio of operating expenses to equity dropped to 3.60% and our efficiency ratio (operating expenses divided by net interest income after credit expenses) dropped to 21% in the fourth quarter of 2001. Operating expenses grew by 18% in 2001 while the scale of our business (as measured by our equity capital base) grew by 43%. We expect that our operating expense ratios may continue to improve in 2002 if we continue to grow. As we increase the scale of our business, we expect to continue to benefit from operating leverage as we expect growth in our operating expenses will be restrained relative to growth in equity and net interest income.

TABLE 25
OPERATING EXPENSES
(ALL DOLLARS IN THOUSANDS)

                                                                                         EFFICIENCY
                                              OPERATING      OPERATING                       RATIO:
                                               EXPENSES       EXPENSES     OPERATING      OPERATING
               REPORTED   UNCONSOLIDATED      OF CLOSED           FROM     EXPENSES/      EXPENSES/
              OPERATING         HOLDINGS       BUSINESS        ONGOING       AVERAGE   NET INTEREST
               EXPENSES         EXPENSES          UNITS     OPERATIONS        EQUITY         INCOME
              ---------   --------------      ---------     ----------      --------   ------------
Q1: 2000        $ 2,147          $   865      $   (210)        $ 2,802         5.24%            36%
Q2: 2000          2,239              590            (6)          2,823         5.30%            36%
Q3: 2000          2,066              536            (5)          2,597         4.87%            37%
Q4: 2000          1,398              400             0           1,798         3.34%            23%
Q1: 2001          2,980                0             0           2,980         5.49%            30%
Q2: 2001          3,378                0             0           3,378         6.13%            30%
Q3: 2001          2,748                0             0           2,748         4.32%            24%
Q4: 2001          2,730                0             0           2,730         3.60%            21%

1999            $ 3,835          $22,267      $(17,616)        $ 8,486         3.57%            32%
2000              7,850            2,391          (221)         10,020         4.68%            33%
2001             11,836                0             0          11,836         4.75%            26%


OTHER INCOME (EXPENSE) AND EQUITY IN LOSSES IN HOLDINGS

In 2001, other income and expense primarily consists of variable stock option expense associated with certain stock options. This expense, a type of mark-to-market expense, occurs as our stock price rises above the underlying strike price on a small portion of our outstanding options.

We now report Holdings on a consolidated basis. In years prior to 2001, we accounted for our interest in Holdings as an equity investment; our losses from Holding for these years are reported as "other income and expense." The costs of business units that were closed are the primary expenses associated with Holdings in 1999.

MARK-TO-MARKET ADJUSTMENTS

Changes in the market value of certain of our mortgage assets and interest rate agreements affect our GAAP earnings each quarter. For the full year of 2001, income statement mark-to-market adjustments totaled negative $0.8 million; these adjustments were due, in part, to the cumulative mark-to-market effect realized upon the adoption of EITF 99-20 and marking assets to bid-side values upon acquisition. We also mark-to-market certain assets through our balance sheet; these adjustments affect our reported book value but not our earnings. Net balance sheet and income statement mark-to-market adjustments were negative $6.1 million in the fourth quarter of 2001 but were positive $2.0 million for the year 2001.

SHAREHOLDER WEALTH

In the 7.5 years since the commencement of Redwood's operations, cumulative shareholder wealth has grown at a compound rate of 18% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus reinvestment of dividends. In calculating shareholder wealth, we assume that dividends are reinvested through the purchase of additional shares at the prevailing book value per share. With this assumption, the shareholder wealth we have created can be compared to book value per share growth at a non-REIT company that has retained its earnings and compounds book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

Book value per share was $11.67 in September 1994 when we commenced operations. We increased book value to $22.21 per share at December 31, 2001 through the retention of cash by keeping dividends lower than cash flow, changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $9.87 per share, and reinvestment earnings on those dividends were $6.03 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $38.11 per share during this 7.5 year period. A company that earned an 18% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

TABLE 26
SHAREHOLDER WEALTH
(DOLLARS PER SHARE)

                    BOOK                               CUMULATIVE
                   VALUE                             REINVESTMENT     CUMULATIVE
                     PER                CUMULATIVE    EARNINGS ON    SHAREHOLDER
                   SHARE   DIVIDENDS     DIVIDENDS      DIVIDENDS         WEALTH
                   -----   ---------    ----------   ------------    -----------
SEP. 1994         $11.67       $0.00         $0.00          $0.00         $11.67
DEC. 1994          10.82        0.25          0.25           0.00          11.07
DEC. 1995          12.38        0.96          1.21           0.09          13.68
DEC. 1996          16.50        1.67          2.88           1.07          20.45
DEC. 1997          21.55        2.15          5.03           3.07          29.65
DEC. 1998          20.27        0.28          5.31           2.67          28.25
DEC. 1999          20.88        0.40          5.71           3.07          29.66
DEC. 2000          21.47        1.61          7.32           4.11          32.90
DEC. 2001          22.21        2.55          9.87           6.03          38.11


TAXABLE INCOME AND DIVIDENDS

We generally intend to distribute over time as preferred and common stock dividends 100% of our REIT taxable income earned at our parent company, Redwood Trust, which has elected REIT status (but not the earnings generated in our taxable subsidiaries). Our REIT taxable income may differ materially from our core earnings or reported GAAP income. The table below summarizes the differences between our GAAP earnings and taxable income in each of the past three years. The taxable income results presented for 2001 represents our current best estimate; actual taxable income we report on our tax return to be filed later this year may end up being different from these estimates for a variety of reasons.

TABLE 27
DIFFERENCES BETWEEN GAAP EARNINGS AND REIT TAXABLE INCOME
(DOLLARS PER SHARE)

                                                          2001         2000         1999
                                                    ----------    ---------    ---------
GAAP INCOME BEFORE PREFERRED DIVIDENDS                 $32,887      $18,934     $  1,728
(EARNINGS)/LOSSES FROM TAXABLE SUBSIDIARIES             (1,023)       1,676       21,633
AMORTIZATION EXPENSES                                   (4,765)      (5,858)     (12,559)
CREDIT EXPENSES                                             21          462          995
OPERATING EXPENSES                                       3,261          461        (375)
MARK-TO-MARKET ADJUSTMENTS                               1,577        2,348      (3,610)
                                                    ----------    ---------    ---------
REIT TAXABLE INCOME BEFORE DIVIDENDS                   $31,958      $18,023     $  7,812

REIT TAXABLE INCOME SPILLOVER FROM PRIOR YEAR          $ 2,002         $871           $0
REIT TAXABLE INCOME AVAILABLE FOR DISTRIBUTION          33,960       18,894        7,812
                                                    ----------    ---------    ---------
TOTAL DIVIDENDS (COMMON AND PREFERRED)                 $29,753      $16,892     $  6,941
PERCENTAGE OF YEAR'S REIT TAXABLE INCOME
  DISTRIBUTED                                              87%          89%          89%
REIT TAXABLE INCOME SPILLOVER INTO NEXT YEAR           $ 4,207      $ 2,002         $871
SHARES OUTSTANDING AT YEAR-END                      12,611,749    8,809,500    8,783,341
PER SHARE REIT TAXABLE INCOME SPILLOVER                  $0.33        $0.23        $0.10


Our common stock dividend policy and distributions are set by our Board of Directors. Generally, distributions depend on our REIT taxable income, GAAP earnings, cash flows, overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. The Board of Directors may reduce our regular dividend rate (but not below the minimum dividend distribution requirements) when it believes it may be in the long-term interest of Redwood Trust and its shareholders to do so. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of December 31, 2001, full cumulative dividends have been paid on the Class B Preferred Stock.

Under current policy, the Board sets our regular dividend at a rate that it believes is more likely than not to be sustainable, given current expectations for cash flow generation and other factors. In years when our dividend distribution requirements exceed what we believe to be our sustainable dividend rate, the Board may declare one or more special quarterly cash dividends.

Distributions to our shareholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. All dividends declared and paid in the last three years have been ordinary income. Our Board of Directors may elect to maintain a steady dividend rate during periods of fluctuating REIT taxable income. In such event, the Board may choose to declare dividends that include a return of capital. We will generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate unrelated business taxable income (UBTI) or excess inclusion income for our shareholders but there can be no assurance that we will be successful in doing so. We annually furnish to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the Federal income tax treatment of our distributions, see "Federal Income Tax Considerations - Taxation of Holders of Redwood Trust's Common Stock" elsewhere in this Form 10-K.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies, and how changes in estimates might affect our financial results and statements, are discussed below.

         We estimate the fair value of our assets and hedges using available market information and other appropriate valuation methodologies. We believe the estimates we use accurately reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, and amount and timing of credit losses.

         In addition to our valuation processes, we are active acquirers, and occasional sellers, of the assets we own and we are active users of hedges. Thus, we have the ability to understand and determine changes in assumptions that are taking place in the market place, and make appropriate changes in our assumptions for valuing assets in our portfolio. In addition, we use third party sources to assist in developing our estimates. Furthermore, for many of the assets we pledge to obtain collateralized short-term borrowings, we obtain market valuations from our counterparties on our assets in order to establish the maximum amount of borrowings.

         Changes in the perceptions regarding future events can have a material impact on the value of such assets. Should such changes, or other factors, result in significant changes in the market values, our income and/or book value could be adversely affected.

         We recognize revenue on most of our assets using the effective yield method. The use of this method requires us to project the cash flow over the remaining life of each asset. Such projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, and other factors. There can be no assurance that our assumptions used to generate future cash flows, or the current period's yield for each asset, will prove to be accurate. Our current period earnings may be not accurately reflect the yield to be earned on that asset for the remaining life.

         We review our cash flow projections on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future asset cash flow performance are shaped by input and analysis received from external sources, internal models, and our own judgment and experience.

         One assumption used in projecting cash flows, and thus our current yield, is the level and timing of credit losses that we expect to incur over the lives of our earning assets. We establish this level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including current and projected economic conditions, delinquency status, and external credit protection. Our actual credit losses, and the timing of these losses, may differ from those estimates used to establish the reserve. Such differences will result in different yields over the life of the asset than we may be currently reporting under GAAP. If such differences are adverse, and the market value of our assets has declined below our carrying value, we may need to take current period mark-to-market charges through our income statement.

         We continually review and update, if appropriate, all of our assumptions. Despite this continual review, there can be no assurance that our assumptions used to estimate cash flows, fair values, and effective yields will prove to be correct as interest rates, economic conditions, real estate conditions, and the market's perception of the future constantly change.


         FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

         CASH FLOW

         Cash flow from operations equals earnings adjusted for non-cash items, such as depreciation, amortization, provisions, and mark-to-market adjustments. Free cash flow equals cash flow from operations less capital expenditures and increases in working capital. Generally, free cash flow (together with principal receipts from assets) is available to pay dividends, pay down debt, repurchase stock, or acquire new portfolio assets. Funds retained to support a net increase in portfolio investment generally equals free cash flow less dividends plus any net issuance of stock. The presentation of free cash flow and funds available for portfolio investing is intended to supplement the presentation of cash provided by operating activities in accordance with GAAP. Since all companies do not calculate these alternative measures of cash flow in the same fashion, free cash flow and funds retained for portfolio investing may not be comparable to similarly titled measures reported by other companies.

Over the past several quarters, our cash flow from operations has exceeded our earnings and our dividend distributions. In the fourth quarter of 2001, cash flow from operations was $15.5 million, consisting of earnings of $9.0 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $6.5 million. Our free cash flow, which is our cash flow from operations plus changes in working capital, property, plant, equipment, and other non-earning assets, was $16.0 million. In addition, we issued $33.7 million in new common stock during the quarter through a common stock offering and our direct stock purchase and dividend reinvestment plan. We used the available cash from these sources to fund our common stock dividend of $8.3 million and to increase our investment in our portfolio activities by $41.4 million.

For the year 2001, cash flow from operations was $43.4 million, an increase from the $25.1 million we generated in 2000. Our cash flow from operations in 2001 was the result of earnings of $30.2 million, plus non-cash expenses and adjustments of $13.2 million. The non-cash expenses are primarily our net premium amortization expense. Working capital decreases net of capital expenditures totaled $4.3 million during the year, resulting in free cash flow of $47.7 million generated during 2001. This free cash flow was used to pay out $23.3 million in common dividends. Our three equity offerings in 2001, plus our dividend reinvestment program provided an additional $85.8 million in capital. Our funds available for incremental investment in our portfolio in 2001 totaled $110.2 million

TABLE 28
CASH FLOW
(ALL DOLLARS IN THOUSANDS)

                                              CHANGES IN                                            NET
                                                 WORKING                                          FUNDS
                                        CASH     CAPITAL                                      AVAILABLE
                            NON-        FLOW         AND      FREE     COMMON   (PURCHASE)/         FOR
                  GAAP      CASH        FROM       OTHER      CASH  DIVIDENDS          SALE   PORTFOLIO
              EARNINGS     ITEMS  OPERATIONS      ASSETS      FLOW       PAID      OF STOCK   INVESTING
              --------     -----  ----------      ------      ----  ---------   -----------   ---------
Q1: 2000       $ 3,283   $ 3,042     $ 6,325     $ 5,070   $11,395  $ (2,196)      $     45    $  9,244
Q2: 2000         3,086     2,476       5,562       4,584    10,145    (3,076)             0       7,069
Q3: 2000         4,878     1,079       5,957      (2,345)    3,612    (3,516)           381         477
Q4: 2000         4,963     2,276       7,239      (4,941)    2,299    (3,700)             2      (1,399)
Q1: 2001         6,680     1,345       8,025       4,536    12,561    (3,876)           986       9,671
Q2: 2001         6,463     3,004       9,467      (1,096)    8,371    (4,448)           548       4,471
Q3: 2001         8,065     2,386      10,451         366    10,817    (6,715)        50,586      54,688
Q4: 2001         8,955     6,496      15,451         541    15,992    (8,268)        33,665      41,389

1999           $(1,013)  $29,468     $28,455     $ 5,254   $33,709  $ (1,323)      $(37,334)   $ (4,948)
2000            16,210     8,873      25,083       2,368    27,451   (12,488)           428      15,391
2001            30,163    13,231      43,394       4,347    47,741   (23,307)        85,785     110,219


Our ability to retain significant amounts of the free cash flow that we generate may be diminished in the future should our minimum dividend distribution requirements increase relative to our free cash flow (see the discussion on "Taxable Income and Dividends" above).

SHORT-TERM BORROWINGS AND LIQUIDITY

The substantial majority of our short-term borrowings have maturities of one year or earlier and have interest rates that change monthly to a margin over or under the one month LIBOR interest rate.

Some of our short-term borrowing facilities are committed, for which we pay fees, but most are uncommitted. Our facilities are generally for a term of up to one year, although certain assets maybe funded for periods up to three years. These facilities have restrictions on pledged asset types and debt covenant tests; we continue to meet these requirements.

At December 31, 2001, we have over a dozen uncommitted facilities for short-term collateralized debt, with credit approval for $4 billion of borrowings. We have had no difficulty securing short-term borrowings on favorable terms. Outstanding borrowings under these agreements were $568 million at December 31, 2001, a decrease from $690 million at year-end 2000 due to a reduction in our securities portfolio.

         We also had two short-term facilities available to fund our residential mortgage loan portfolio at December 31, 2001. These facilities totaled over $1 billion; we had $146 million outstanding borrowings at December 31, 2001, and $6 million outstanding borrowings at December 31, 2000. We anticipate using these facilities, and possibly enter into new facilities, as we acquire whole loans in anticipation of a securitization.

         We had three borrowing facilities for residential credit-enhancement securities totaling $140 million and two borrowing facilities for commercial mortgage loans totaling $58 million at December 31, 2001. Outstanding borrowings under these agreements were $83 million at December 31, 2001, and $61 million at December 31, 2000.

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

         In the first quarter of 2002, we added borrowing facilities for our residential credit-enhancement securities and our residential mortgage loans. There can be no assurance that we will be able to find or retain sufficient borrowing agreements to fund all our potential acquisition opportunities.

         Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed in the event of a decline in the market value, or a change in the acceptability to lenders of the collateral we pledge to secure short-term borrowings, or for other liquidity needs. We maintained liquidity reserves at or in excess of our policy levels during 2001. At December 31, 2001, we had $74 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 9% of our short-term debt balances. At December 31, 2000, we had $54 million of liquid assets, equaling 7% of our short-term debt balances.

         LONG-TERM DEBT

         The $1.3 billion of long-term debt on our December 31, 2001 consolidated balance sheet is non-recourse debt. Substantially all this debt was issued through our special purpose financing subsidiary, Sequoia, and is collateralized by residential mortgage loans. The remaining $17 million of this debt is backed by commercial loans and was created through the sale of senior participations. The holders of our long-term debt can look only to the cash flow from the mortgages specifically collateralizing the debt for repayment. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood's general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA-rated long-term debt of the type that we issue to fund residential loans through Sequoia is a large, global market that has been relatively stable for many years. At this time, we believe we could issue more of this debt on reasonable terms if we should choose to do so. During 2001, we sold two commercial loan participations of $17 million. In March 2002, we sold an additional senior participation for $8 million. The market for senior participations on commercial loans of the types in our portfolio is limited and there can be no assurance that we will be able to sell future participations.

         EQUITY CAPITAL AND RISK-ADJUSTED CAPITAL GUIDELINES

         Excluding short- and long-term collateralized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $216 million to $308 million in 2001 as a result of three equity offerings totaling $80 million, $3 million in asset appreciation, $3 million in retention of cash flow, and $6 million in stock issuance through our direct stock purchase and dividend reinvestment program. We raised another $40 million of new capital through an equity offering in February 2002 and have raised $6 million of capital through our direct stock purchase and dividend reinvestment program in the first three months of 2002. We will seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when such issuance is likely to benefit long-term earnings and dividends per share.

The amount of portfolio assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. Our risk-adjusted capital guideline is further discussed under "Capital Risks". At December 31, 2001, our minimum capital amounts were: 73% of residential credit-enhancement portfolio interests; 100% of net retained interests in residential loan portfolio after long-term debt issuance (Sequoia equity); 8% of short-term debt funded residential whole loans; 11% of securities portfolio; and 37% of commercial mortgage loan portfolio.

Our total risk-adjusted capital guideline amount for assets on our balance sheet was $279 million (11% of asset balances) at December 31, 2001. Capital required for outstanding commitments at December 31, 2001 for asset purchases settling later in 2002 was $3 million. Thus, at December 31, 2001, our total capital committed at quarter end was $282 million, our total capital available was $308 million, and our excess capital to support growth in the first quarter of 2002 was $26 million.

BALANCE SHEET LEVERAGE

As reported on Redwood's balance sheet of December 31, 2001, our equity-to-assets ratio was 13% and our debt-to-equity ratio was 6.9 times. We believe Redwood's balance sheet is generally less leveraged than many banks, savings and loans, and other financial institutions such as Fannie Mae and Freddie Mac that are in similar businesses to ours.

A majority of Redwood Trust's debt is non-recourse debt. Holders of non-recourse debt can look only to the pledged assets - and not to Redwood - for repayment. Therefore, another useful measure of the leverage Redwood employs is to compute ratios comparing Redwood's equity base to its recourse debt levels and Redwood's "at-risk" assets (our assets excluding those assets pledged to non-recourse debt). These adjustments generally conform Redwood's balance sheet to what would be reported if Redwood accounted for its securitizations as sales rather than financings. Total reported assets at December 31, 2001 were $2.4 billion; of these, $1.3 billion were pledged to non-recourse debt and $1.1 billion were "at-risk". Total reported liabilities at December 31, 2001 were $2.1 billion; non-recourse debt was $1.2 billion and recourse debt was $0.8 billion. At year-end, our ratio of equity-to-at-risk-assets was 28% and our ratio of recourse-debt-to-equity was 2.6 times.

Our long-term plan is reduce short-term recourse debt levels, in part by replacing this debt with long-term non-recourse debt. If we are successful in this funding strategy, and we continue to grow, our reported leverage levels may increase at the same time that our recourse leverage levels will decrease.

TABLE 29
LEVERAGE RATIOS
(ALL DOLLARS IN THOUSANDS)

                                        RECOURSE                  EQUITY      RECOURSE      EQUITY    REPORTED
                                AT          DEBT                      TO      DEBT AND          TO        DEBT
                              RISK     AND OTHER                 AT-RISK   LIABILITIES    REPORTED          TO
                            ASSETS   LIABILITIES     EQUITY       ASSETS     TO EQUITY      ASSETS      EQUITY
                        ----------   -----------   --------      -------   -----------    --------    --------
Q1: 2000                $1,141,241    $  931,541   $209,700          18%           4.4          9%        10.6
Q2: 2000                 1,026,281       817,897    208,384          20%           3.9          9%         9.8
Q3: 2000                 1,043,554       832,890    210,664          20%           4.0         10%         9.4
Q4: 2000                   983,097       767,433    215,664          22%           3.6         10%         8.7
Q1: 2001                 1,226,951     1,005,280    221,671          18%           4.5         10%         9.3
Q2: 2001                 1,099,885       875,871    224,014          20%           3.9         11%         8.3
Q3: 2001                 1,387,409     1,107,557    279,852          20%           4.0         12%         7.1
Q4: 2001                 1,120,061       812,288    307,773          28%           2.6         13%         6.9

1999                    $1,471,570    $1,261,635   $209,935          14%           6.0          9%        10.5
2000                       983,097       767,433    215,664          22%           3.6         10%         8.7
2001                     1,120,061       812,288    307,773          28%           2.6         13%         6.9


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We seek to manage the risks inherent in all financial institutions - including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risks, and capital risks -- in a prudent manner designed to insure our company's longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize a high, steady, and rising dividend and an attractive total rate of return through stock ownership in our company. In general, we seek, to the best of our ability, to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

         CREDIT RISK

         The majority of our potential credit risk comes from high-quality residential mortgage loans. This includes residential mortgage loans we own and loans we effectively "guarantee" or "insure" through acquisitions of credit-enhancement securities. We also are exposed to potential credit risks in our commercial mortgage loan portfolio. A small amount of our securities portfolio is currently exposed to credit risk; the bulk of this portfolio has very high credit ratings and would not normally be expected to incur credit losses. We also have credit risk with counter-parties with whom we do business.

         It should be noted that the establishment of a credit reserve for GAAP or a designated credit reserve under the effective yield method does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Thus, the timing and recognition amount of credit losses for GAAP and tax, and for our earnings and our dividends, may differ. A material increase in actual credit losses may not affect our GAAP income due to our reserves but could materially reduce our dividend payment obligations.

         The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we establish a credit reserve upon the acquisition of such assets under the effective yield method of accounting. In addition, first loss and other credit-enhancement interests that are junior to our positions that we do not own act as a form of external credit reserve for us on a specific asset basis; these interests junior to ours will absorb credit losses in the pool of underlying mortgage loans before the principal of our interest will be affected. For our residential and commercial mortgage loans, we establish a credit reserve based on anticipation of losses by taking credit provisions through our income statement. Most of the assets in our securities portfolio do not have material credit risk, and, thus, no credit reserves are established. When we acquire assets for this portfolio where credit risk exists, we will establish the appropriate reserve as necessary.

         LIQUIDITY RISK

         Our primary form of financing is the issuance of long-term, non-recourse securitized debt that very closely matches the interest rate, prepayment rate, and maturities of our assets that we pledge to secure this debt. Once we issue this debt, our recourse exposure to the underlying assets is limited to our net investment after debt issuance. We believe this is a secure and robust form of financing that effectively eliminates liquidity risk for this portion of our balance sheet and eliminates a variety of other potential risks as well.

         Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. Trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. At December 31, 2001, we had $797 million of short-term debt collateralized by assets. Of this debt, $568 million was collateralized by investment-grade securities, $66 million by residential credit-enhancement securities, $17 million by commercial mortgage loans, and $146 million by high-quality residential mortgage loans under accumulation for a future securitization. If our short term debt was called, or we could not renew lines, we may need to sell assets in an unfavorable environment. There can be no assurance that such sales would satisfy our liabilities. The events of September 11, 2001 did not impact our liquidity. We have and continue to develop business continuity plans which may help preserve access to liquidity and help mitigate the effect of any disruptions to our operations in the event of a disaster. As a part of our long-term planning, we generally intend to reduce our short-term debt levels, especially short-term debt used to fund long maturity assets that we intend to retain. We expect, under our current plan, that our primary use of short-term debt will be to fund assets under accumulation for securitization.

The table below presents our contractual obligations as of December 31, 2001. The debt appears on our balance sheet. The operating leases are commitments which are expensed as paid per terms of the contracts. Additional information on these obligations are presented in our Notes to Consolidated Financial Statements.

TABLE 30
CONTRACTUAL OBLIGATIONS
(ALL DOLLARS IN THOUSANDS)

                                                    STATED
                                 TOTAL          MATURITIES                                                            COMMENTS
                               ----------      -----------     ---------------------------------------------------------------
SHORT-TERM DEBT                $  796,811             2002                                Weighted average maturity is 82 days
LONG-TERM DEBT, RESIDENTIAL    $1,296,504      2017 - 2029     Non-recourse debt amortizes as residential collateral pays down
LONG-TERM DEBT, COMMERCIAL     $   17,211      2002 - 2003      Non-recourse debt amortizes as commercial collateral pays down
ASSET PURCHASE COMMITMENTS     $   17,400             2002              Most acquisitions were completed in first quarter 2002
OPERATING LEASES               $    2,600        2002-2005                                   Office rent and software licenses


INTEREST RATE RISK

Our strategy is to maintain an asset/liability posture that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or mortgage prepayment rates.

At year-end 2001, the interest rate characteristics of our debt closely matched the interest rate characteristics of our assets that were funded with debt. We had $2.1 billion of adjustable-rate debt matched with $2.1 billion of adjustable-rate assets. We had $308 million of equity invested primarily in fixed rate assets and working capital.

As a part of our current asset/liability strategy, we have been maintaining a slight mismatch between the interest rate adjustment periods of our adjustable-rate debt and our adjustable-rate assets. In effect, we own six-month LIBOR assets (and, to a lesser degree, one-year Treasury index assets) funded with one month LIBOR debt. The interest rate on this debt adjusts each month to the current one month LIBOR rate plus a margin. The interest rate on the six-month LIBOR assets adjusts more slowly to market conditions; each month, the coupon rate on approximately one-sixth of these assets adjusts to the current six-month LIBOR rate plus a margin. Any single change in short-term interest rates could thus have some short-term effect on our earnings (generally, for the next two quarters). We would expect that the spread between our asset yields and our cost of borrowed funds would be more favorable in a falling short-term interest rate environment than in a rising short-term interest rate environment. This trend may be partially or fully offset over time by the equity-funded portion of our balance sheet, which would generally have increasing net interest earnings (and perhaps better credit results) in a rising rate environment.

In 2001, short-term interest rates fell throughout the year, and our earnings benefited from this pricing adjustment mismatch. We would expect our spread to narrow over the next few quarters assuming interest rates stabilize or rise.

We have achieved our desired asset/liability mix on-balance sheet. As the table below shows our variable-rate asses are generally funded with variable-rate debt and our fixed-rate assets are generally funded with equity. As a result, we have generally ceased our hedging activities. We intend to use interest rate agreements as part of our asset/liability strategy in the future when necessary to achieve our asset/liability management goals.

TABLE 31
ASSET / LIABILITY MATCHING AS OF DECEMBER 31, 2001
(ALL DOLLARS IN THOUSANDS)

                                          ONE MONTH    ONE YEAR               NON-INTEREST                    TOTAL
          ASSET                 ASSET         LIBOR    TREASURY      HYBRID        BEARING              LIABILITIES
          TYPE                 AMOUNT   LIABILITIES  LIABILITIES LIABILITIES   LIABILITIES     EQUITY    AND EQUITY
          ----                 ------   -----------  ----------- -----------   -----------     ------    ----------
CASH (UNRESTRICTED)        $    9,030    $    9,030    $      0          $0        $     0   $      0    $    9,030
ONE MONTH LIBOR               479,309       479,309           0           0              0          0       479,309
SIX MONTH LIBOR               965,359       965,359           0           0              0          0       965,359
COFI/OTHER ARM                 71,586        71,586           0           0              0          0        71,586
ONE YEAR TREASURY             545,015       321,668     223,347           0              0          0       545,015
FIXED / HYBRID < 1 YR *        38,219        38,219           0           0              0          0        23,581
HYBRID                        196,633         2,008           0           0              0    194,625       211,271
FIXED                         104,120             0           0           0              0    104,120       104,120
NON-EARNING ASSETS             26,373             0           0           0         17,345      9,028        26,373
                           ----------    ----------    --------          --        -------   --------    ----------
TOTAL                      $2,435,644    $1,887,179    $223,347          $0        $17,345   $307,773    $2,435,644
                           ==========    ==========    =======           ==        =======   ========    ==========

*Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

Changes in interest rates can have many affects on our business aside from those discussed in this section, including affecting our liquidity, market values, and mortgage prepayment rates.

PREPAYMENT RISK

We seek to maintain an asset/liability posture that mitigates the effects that mortgage prepayment trends may have on our ability to achieve our long-term objectives. For the development of our business, there are positive and negative aspects to both slow prepayment rate environments and fast prepayment rate environments. In general, it would be difficult to say which scenario would be preferred over the longer term.

Prepayments affect short-term GAAP earnings primarily through amortization of purchase premium and discount. Although we have roughly equal amounts of premium and discount, variations in a specific asset's current and long-term estimated prepayment rates and differing accounting methods for various types of assets can cause earnings fluctuations as individual asset prepayment rates change.

TABLE 32
UNAMORTIZED PREMIUM AND DISCOUNT BALANCES
(ALL DOLLARS IN THOUSANDS)

                                                           NET             NET
                             GROSS         GROSS      PREMIUM/    AMORTIZATION
                           PREMIUM      DISCOUNT    (DISCOUNT)       (EXPENSE)
                           -------     ---------    ----------    ------------
Q1: 2000                   $31,948     $(14,273)       $17,675        $  (522)
Q2: 2000                    29,068      (17,602)        11,466             45
Q3: 2000                    29,202      (20,223)         8,979         (1,040)
Q4: 2000                    25,437      (21,400)         4,037           (818)
Q1: 2001                    29,598      (25,809)         3,789           (869)
Q2: 2001                    29,046      (36,230)        (7,184)        (1,885)
Q3: 2001                    27,921      (34,308)        (6,387)        (1,977)
Q4: 2001                    26,518      (30,562)        (4,044)        (4,852)

1999                       $30,449     $(24,191)       $ 6,258        $(5,162)
2000                        25,437      (21,400)         4,037         (2,335)
2001                        26,518      (30,562)        (4,044)        (9,583)


We could have material net premium amortization expenses even if we do not have a high net premium balance. This could occur because our premium mortgage assets generally prepay at a faster rate than do our discount mortgage assets, and because the yields of our premium assets are generally more sensitive to changes in prepayment rates than are the yields of our discount assets. Yields for most of our assets are affected both by estimated future long-term prepayment rates and by current prepayment rates.

         MARKET VALUE RISK

         At December 31, 2001, we owned mortgage securities and loans totaling $691 million that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 100% had adjustable-rate coupons. Market value fluctuations for our assets not only affect our reported earnings, but also can affect our liquidity, especially to the extent these assets are funded with short-term borrowings. We currently do not have a significant number of interest rate agreements; such agreements are reported at market value, with any periodic changes reported either through the income statement or our balance sheet. Furthermore, under SFAS 133, certain assets whose market value changes are not currently reported through the income statement may have such changes reported through the income statement if such assets are hedged.

         At December 31, 2001, we owned $367 million of assets that were marked-to-market through our balance sheet but not our income statement. Market value fluctuations of these assets can affect the reported value of our stockholders' equity base.

         CAPITAL RISK

         Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing our short-term borrowings declines or the market for short-term borrowings changes in an adverse manner.

         Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio will fluctuate over time, based on changes in that asset's credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for securities rated below AA, residential credit-enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, commercial mortgage whole loans, and retained commercial mortgage junior participants are generally higher than for higher-rated securities and residential whole loans. Capital requirements for less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and on the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for most of our retained interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

         We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount may rise, as the potential interest rate risk of our assets would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates for mortgage assets. We measure all of our assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for the risk-adjusted capital policy, would likely fall as rates increase and as the market values of our assets, net of mark-to-market gains on hedges, decrease. (Such market value declines may be temporary, as future coupon adjustments on adjustable-rate mortgage loans may help to restore some of the lost market value.)

         In this circumstance, or any other circumstance in which our actual capital levels decreased below our capital adequacy guideline amount, we would generally cease the acquisition of new assets until capital balance was restored through prepayments, interest rate changes, or other means. In certain cases prior to a planned equity offering or other circumstances, the Board of Directors may authorize management to acquire assets in a limited amount beyond the usual constraints of our risk-adjusted capital policy.

         INFLATION RISK

         Virtually all of our assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates, and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

         Our financial statements are prepared in accordance with GAAP and, as a REIT, our dividends must equal at least 90% of our net REIT income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

         QUANTITATIVE INFORMATION ABOUT MARKET RISK

         The table below incorporates information that may be useful in analyzing certain market-value risks on our balance sheet. One scenario regarding potential future principal repayments and interest rates of our assets and liabilities is presented in the table. There are many assumptions used to generate this information and there can be no assurance that assumed events will occur as anticipated. Future sales, principal repayments, acquisitions, calls, and restructurings could materially change our interest rate risk profile. As discussed throughout this Form 10-K, many factors will affect our earnings.

         For our interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of maturity. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2001 was used to project the average coupon rates for each year presented, based on the existing characteristics of the portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance and future prepayment performance consistent with this scenario; actual prepayments speeds could vary significantly from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. The actual amount and timing of credit losses will affect the principal payments and effective rates during all periods.

QUANTITATIVE INFORMATION ON MARKET RISK

                                                   PRINCIPAL AMOUNTS MATURING
                                               AND EFFECTIVE RATES DURING PERIOD                        AT DECEMBER 31, 2001
                                       --------------------------------------------------      ------------------------------------
(ALL DOLLARS IN THOUSANDS)                                                          THERE-     PRINCIPAL     REPORTED   EST. MARKET
INTEREST RATE SENSITIVE ASSETS           2002      2003     2004     2005    2006   AFTER          VALUE        VALUE         VALUE
------------------------------------   ------   -------  -------  -------  ------  -------     ---------    ---------  ------------
RESIDENTIAL MORTGAGE LOANS
  ADJUSTABLE RATE     Principal Value  466,173  299,785  193,444  137,671   99,588  273,807     1,470,468   1,474,862   1,471,468
                      Interest Rate      4.77%    5.87%    6.90%    7.30%    7.57%    7.92%                   100.30%     100.07%

RESIDENTIAL CREDIT ENHANCEMENT INTERESTS
  ADJUSTABLE RATE     Principal          9,595    2,038    1,421      810    6,093   33,465        53,422      31,069      31,069
                      Interest Rate      5.22%    6.55%    7.76%    8.20%    8.50%    9.28%                    58.16%      58.16%

  HYBRID              Principal          6,059   11,744   10,768   13,335   17,106   61,804       120,816      65,015      65,015
                      Interest Rate      6.58%    6.58%    6.58%    6.95%    8.27%    8.61%                    53.81%      53.81%

  FIXED RATE AND      Principal          2,276    2,433    5,605   16,768   28,781  123,334       179,197      94,730      94,730
  INTEREST ONLY       Interest Rate      6.72%    6.72%    6.72%    6.72%    6.72%    6.72%                    52.86%      52.86%
  SECURITIES

COMMERCIAL MORTGAGE LOANS
  ADJUSTABLE RATE     Principal Value      633   35,526    6,125        0        0        0        42,284      41,789      41,813
                      Interest Rate     10.20%   10.20%    4.96%      n/a      n/a      n/a                    98.83%      98.87%

  HYBRID              Principal Value      116      128      168      179      178    8,738         9,507       9,295       9,295
                      Interest Rate     11.00%   11.00%    9.50%    9.59%   10.44%   10.63%                    97.78%      97.78%

SECURITIES PORTFOLIO
  ADJUSTABLE RATE     Principal Value  167,789  111,287   74,451   49,962   33,664   70,800       507,953     513,548     513,548
                      Interest Rate      5.69%    5.90%    7.17%    7.68%    7.98%    8.32%                   101.10%     101.10%

  HYBRID              Principal Value   29,651   19,412   46,008   22,740   40,276       0        158,087     158,149     158,149
                      Interest Rate      6.31%    6.31%    6.41%    6.51%    6.51%      n/a                   100.04%     100.04%

  FIXED RATE AND
    INTEREST ONLY
    SECURITIES        Principal Value      117      804    1,227      945      729    3,093         6,915      11,784      11,784
                      Interest Rate      8.07%    8.07%    8.07%    8.07%    8.07%    8.07%                       n/m         n/m


                                                   PRINCIPAL AMOUNTS MATURING
                                               AND EFFECTIVE RATES DURING PERIOD
                                       --------------------------------------------------
INTEREST RATE                                                                       THERE-     PRINCIPAL     REPORTED   EST. MARKET
SENSITIVE LIABILITIES                    2002      2003     2004     2005    2006    AFTER         VALUE        VALUE         VALUE
------------------------------------   ------   -------  -------  -------  ------  -------     ---------    ---------  ------------
SHORT-TERM DEBT

REVERSE REPURCHASE
  AGREEMENTS
  AND BANK WAREHOUSE  Principal        780,024    3,138   13,649        0        0        0       796,811     796,811     796,811
  FACILITIES          Interest Rate      2.20%    6.30%    7.39%      n/a      n/a      n/a                   100.00%     100.00%

LONG-TERM DEBT
  VARIABLE RATE       Principal        415,824  280,301  165,574  115,591   85,239  254,640     1,315,169   1,313,715   1,295,323
                      Interest Rate      4.14%    5.12%    5.87%    6.25%    6.51%    6.77%                    99.89%      99.49%



                                                   NOTIONAL AMOUNTS MATURING
                                               AND EFFECTIVE RATES DURING PERIOD
                                       --------------------------------------------------
DETAIL OF INTEREST                                                                  THERE-      NOTIONAL     REPORTED   EST. MARKET
RATE AGREEMENTS*                         2002      2003     2004     2005    2006   AFTER          VALUE        VALUE         VALUE
------------------------------------   ------   -------  -------  -------  ------  -------     ---------    ---------  ------------
Caps with Strike
  Rates < 7%          Notional           8,000        0        0        0        0       0          8,000          0            0
                      Strike Rate        6.72%      n/a      n/a      n/a      n/a     n/a                     0.00%        0.00%

Caps with Strike Rates
  of 7% to 10%        Notional           5,000        0        0        0        0       0          5,000          0            0
                      Strike Rate        8.60%      n/a      n/a      n/a      n/a     n/a                     0.00%        0.00%

Caps with Strike
  Rates > 10%         Notional         300,000        0        0        0        0       0        300,000          0            0
                      Strike Rate       10.40%      n/a      n/a      n/a      n/a     n/a                     0.00%        0.00%


*Interest Rate Agreements which represent mirroring transactions are not included in this table.)

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company and Holdings and the related Notes, together with the Reports of Independent Accountants thereon, are set forth on pages F-1 through F-23 of this Form 10-K and incorporated herein by reference.

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

3.1.1    Certified Certificate of Amendment of the Charter of Registrant (k)

3.2      Articles Supplementary of the Registrant (a)

3.3      Amended and Restated Bylaws of the Registrant (b)

3.3.1    Amended and Restated Bylaws, amended December 13, 1996 (g)

3.3.2    Amended and Restated Bylaws, amended March 15, 2001 (p)

3.3.3    Amended and Restated Bylaws, amended January 24, 2002

3.4      Articles Supplementary of the Registrant, dated August 14, 1995 (d)

3.4.1 Articles Supplementary of the Registrant relating to the Class B 9.74% Cumulative Convertible Preferred Stock, filed August 9, 1996 (f)

4.2      Specimen Common Stock Certificate (a)

4.3      Specimen Class B 9.74% Cumulative Convertible Preferred Stock
         Certificate (f)

4.4 In May 1999, the Bonds issued pursuant to the Indenture, dated as of June 1, 1997, between Sequoia Mortgage Trust 1 and First Union National Bank, as Trustee, were redeemed, restructured, and contributed to Sequoia Mortgage Trust 1A, interests in which were then privately placed with investors (i)

4.4.1 Indenture dated as of October 1, 1997 between Sequoia Mortgage Trust 2 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, N.A., as Trustee (j)

4.4.2 Sequoia Mortgage Trust 1A Trust Agreement, dated as of May 4, 1999 between Sequoia Mortgage Trust 1 and First Union National Bank (l)

4.4.3 Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (q)

9.1      Voting Agreement, dated March 10, 2000 (p)

10.1     [Reserved]

10.2     [Reserved]

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

10.5.1   Form of Reverse Repurchase Agreement for use with Mortgage Loans (d)

10.6.1   [Reserved]

10.7     [Reserved]

10.8     Forms of Interest Rate Cap Agreements (a)

10.9     [Reserved]

10.9.2   [Reserved]

10.9.3 Custodian Agreement (U.S. Custody), dated December 1, 2000, between the Registrant and Bankers Trust Company (p)

10.10 Employment Agreement, dated August 19, 1994, between the Registrant and George E. Bull (a)

10.11 Employment Agreement, dated August 19, 1994, between the Registrant and Douglas B. Hansen (a)

10.12    [Reserved]

10.13    [Reserved]

10.13.1 Employment Agreement, dated March 13, 2000, between the Registrant and Harold F. Zagunis (n)

10.13.2 Employment Agreement, dated March 23, 2001, between the Registrant and Andrew I. Sirkis (p)

10.13.3 Employment Agreement, dated April 20, 2000, between the Registrant and Brett D. Nicholas (p)

10.14 1994 Amended and Restated Executive and Non-Employee Director Stock Option Plan (c)

10.14.1 1994 Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended March 6, 1996 (d)

10.14.2 Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended December 13, 1996 (h)

10.14.3 Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended March 4, 1999 (o)

10.14.4 Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended January 18, 2001 (p)

10.27    [Reserved]

10.29    [Reserved]

10.29.1  Form of Dividend Reinvestment and Stock Purchase Plan (g)

10.30    [Reserved]

10.30.1  [Reserved]

10.31 RWT Holdings, Inc. Series A Preferred Stock Purchase Agreement, dated March 1, 1998 (m)

10.32 Administrative Personnel and Facilities Agreement dated as of April 1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc. (m)

10.32.1 First Amendment to Administrative Personnel and Facilities Agreement dated as of April 1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc. (m)

10.33 Lending and Credit Support Agreement dated as of April 1, 1998, between RWT Holdings, Inc., Redwood Residential Funding, Inc., Redwood Commercial Funding, Inc., and Redwood Financial Services, Inc., and Redwood Trust, Inc. (m)

10.34 Form of Master Forward Commitment Agreements for RWT Holdings, Inc., Residential Redwood Funding, Inc., Redwood Commercial Funding, Inc. and Redwood Financial Services, Inc. (m)

11.1     Statement re: Computation of Per Share Earnings

21       List of Subsidiaries

23       Consent of Accountants


--------------------

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

         (h) Incorporated by reference to the correspondingly numbered exhibit to Form 8-K (26436) filed by the Registrant with the Securities and Exchange Commission on January 7, 1997.

         (i) Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on August 12, 1997.

         (j) Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on November 18, 1997.

         (k) Incorporated by reference to the Form 8-K (1-13759) filed by the Registrant with the Securities and Exchange Commission on July 20, 1998.

         (l) Incorporated by reference to the Form 10-Q (0-26436) filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended June 30, 1999.

         (m) Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1998.

         (n) Incorporated by reference to the Form 10-Q (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2000.

         (o) Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

         (p) Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

         (q) Incorporated by reference to the Form 8-K (1-13759) filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on November 15, 2001.


(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REDWOOD TRUST, INC.


Dated: March 21, 2002               By: /s/ George E. Bull
                                        ----------------------------------------
                                        George E. Bull
                                        Chairman and Chief Executive Officer


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

Signature                                   Title                                                Date
---------                                   -----                                                ----

/s/ George E. Bull                          George E. Bull                                       March 21, 2002
---------------------------                 Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

/s/ Douglas B. Hansen                       Douglas B. Hansen                                    March 21, 2002
---------------------------                 Director, President

/s/ Harold F. Zagunis                       Harold F. Zagunis                                    March 21, 2002
---------------------------                 Chief Financial Officer, Secretary,
                                            Treasurer and Controller
                                            (Principal Financial and Accounting Officer)


/s/ Richard D. Baum                         Richard D. Baum                                      March 21, 2002
---------------------------                 Director

/s/ Thomas C. Brown                         Thomas C. Brown                                      March 21, 2002
---------------------------                 Director

/s/ Mariann Byerwalter                      Mariann Byerwalter                                   March 21, 2002
---------------------------                 Director

/s/ Thomas F. Farb                          Thomas F. Farb                                       March 21, 2002
---------------------------                 Director

/s/ Charles J. Toeniskoetter                Charles J. Toeniskoetter                             March 21, 2002
----------------------------                Director

/s/ David L. Tyler                          David L. Tyler                                       March 21, 2002
----------------------------                Director


                               REDWOOD TRUST, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                                DECEMBER 31, 2001

                               REDWOOD TRUST, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Consolidated Financial Statements - Redwood Trust, Inc.:

  Consolidated Balance Sheets at December 31, 2001 and 2000 ...............  F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2001, 2000 and 1999.......................................  F-4

  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2001, 2000 and 1999.......................................  F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999.......................................  F-6

  Notes to Consolidated Financial Statements...............................  F-7

Report of Independent Accountants.......................................... F-23

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                     December 31,      December 31,
                                                                          2001             2000
                                                                     ------------      ------------
ASSETS

    Residential mortgage loans                                       $1,474,862          $1,130,997
    Residential credit-enhancement securities                           190,813              80,764
    Commercial mortgage loans                                            51,084              57,169
    Securities portfolio                                                683,482             764,775
    Cash and cash equivalents                                             9,030              15,483
                                                                     ----------          ----------
        Total Earning Assets                                          2,409,271           2,049,188

    Restricted cash                                                       3,399               5,240
    Accrued interest receivable                                          13,729              16,084
    Principal receivable                                                  7,823               7,986
    Other assets                                                          1,422               3,617
                                                                     ----------          ----------
    TOTAL ASSETS                                                     $2,435,644          $2,082,115
                                                                     ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
    Short-term debt                                                  $  796,811          $  756,222
    Long-term debt, net                                               1,313,715           1,095,835
    Accrued interest payable                                              2,569               5,657
    Accrued expenses and other liabilities                                6,498               4,180
    Dividends payable                                                     8,278               4,557
                                                                     ----------          ----------
        Total Liabilities                                             2,127,871           1,866,451
                                                                     ----------          ----------

    STOCKHOLDERS' EQUITY
    Preferred stock, par value $0.01 per share;
        Class B 9.74% Cumulative Convertible
        902,068 shares authorized, issued and outstanding
        ($28,645 aggregate liquidation preference)                       26,517              26,517
    Common stock, par value $0.01 per share;
        49,097,932 shares authorized; 12,661,749 and
        8,809,500 issued and outstanding                                    127                  88
    Additional paid-in capital                                          328,668             242,522
    Accumulated other comprehensive income                                2,701                 (89)
    Cumulative earnings                                                  59,961              27,074
    Cumulative distributions to stockholders                           (110,201)            (80,448)
                                                                     ----------          ----------
        Total Stockholders' Equity                                      307,773             215,664
                                                                     ----------          ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $2,435,644          $2,082,115
                                                                     ==========          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                                                      Years Ended December 31,
                                                                                  2001          2000           1999
                                                                              -----------    ----------    ----------
INTEREST INCOME
    Residential mortgage loans                                                $    65,012    $   90,134    $   71,804
    Residential credit-enhancement securities                                      16,683         8,524         4,202
    Commercial mortgage loans                                                       7,480         2,002         1,081
    Securities portfolio                                                           54,257        67,206        66,219
    Cash and cash equivalents                                                       1,107         1,395         2,658
                                                                              -----------    ----------    ----------
    Total interest income                                                         144,539       169,261       145,964

INTEREST EXPENSE
    Short-term debt                                                               (40,401)      (62,309)      (53,442)
    Long-term debt                                                                (57,668)      (76,294)      (65,785)
                                                                              -----------    ----------    ----------
    Total interest expense                                                        (98,069)     (138,603)     (119,227)

    NET INTEREST INCOME                                                            46,470        30,658        26,737

    Operating expenses                                                            (11,836)       (7,850)       (3,835)
    Equity in losses of RWT Holdings, Inc.                                           --          (1,676)      (21,633)
    Other income (expense)                                                           (911)           98           175
    Net unrealized and realized market value gains (losses)                         1,532        (2,296)          284
                                                                              -----------    ----------    ----------
    Net income before preferred dividend and change in accounting principle        35,255        18,934         1,728
    Dividends on Class B preferred stock                                           (2,724)       (2,724)       (2,741)
                                                                              -----------    ----------    ----------
    Net income before change in accounting principle                               32,531        16,210        (1,013)
    Cumulative effect of adopting EITF 99-20 (See Note 2)                          (2,368)         --            --
                                                                              -----------    ----------    ----------
    NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                               $    30,163    $   16,210    $   (1,013)
                                                                              ===========    ==========    ==========

EARNINGS PER SHARE:
    Basic Earnings Per Share:
    Net income before change in accounting principle                          $      3.20    $     1.84    $    (0.10)
    Cumulative effect of adopting EITF 99-20                                  $     (0.23)   $     --      $     --
    Net income                                                                $      2.97    $     1.84    $    (0.10)

    Diluted Earnings Per Share:
    Net income before change in accounting principle                          $      3.11    $     1.82    $    (0.10)
    Cumulative effect of adopting EITF 99-20                                  $     (0.23)   $     --      $     --
    Net income                                                                $      2.88    $     1.82    $    (0.10)

Weighted average shares of common stock and common stock equivalents:
    Basic                                                                      10,163,581     8,793,487     9,768,345
    Diluted                                                                    10,474,764     8,902,069     9,768,345




              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                                                                         Accumulated
                                            Class B                                        other                Cumulative
                                       Preferred stock       Common stock     Additional   compre-                distri-
                                      --------------------------------------    paid-in    hensive  Cumulative   butions to
                                      Shares     Amount    Shares     Amount    capital    income    earnings   stockholders   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            909,518   $26,736   11,251,556    $113   $279,201    $  (370)   $ 6,412   $ (57,302)  $254,790
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income before
    preferred dividend                   --        --           --       --         --        --        1,728       --        1,728

    Net unrealized loss on assets
    available-for-sale                   --        --           --       --         --      (2,978)      --         --       (2,978)
                                                                                                                            --------
    Total comprehensive loss             --        --           --       --         --        --         --         --       (1,250)

Repurchase of preferred stock          (7,450)     (219)        --       --         --        --         --         --         (219)

Issuance of common stock                 --        --         15,285     --          22       --         --         --           22

Repurchase of common stock               --        --     (2,483,500)    (25)   (37,129)      --         --         --      (37,154)

Dividends declared:
    Preferred                            --        --           --       --         --        --         --       (2,741)    (2,741)
    Common                               --        --           --       --         --        --         --       (3,513)    (3,513)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999            902,068   $26,517    8,783,341    $ 88   $242,094    $(3,348)  $ 8,140   $ (63,556)  $209,935
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income before
    preferred dividend                   --        --           --       --         --        --      18,934        --       18,934

    Net unrealized income on assets
    available-for-sale                   --        --           --       --         --       3,259       --         --        3,259
                                                                                                                            --------
    Total comprehensive income           --        --           --       --         --        --         --         --       22,193

Issuance of common stock                 --        --         26,159     --         428       --         --         --          428

Dividends declared:
    Preferred                            --        --           --       --         --        --         --       (2,724)    (2,724)
    Common                               --        --           --       --         --        --         --      (14,168)   (14,168)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            902,068   $26,517    8,809,500    $ 88   $242,522   $    (89)  $27,074   $ (80,448)  $215,664
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income before
    preferred dividend                   --        --           --       --         --        --       32,887       --       32,887

    Reclassification adjustment due
    to adoption of EITF 99-20            --        --           --       --         --       2,368       --         --        2,368

    Net unrealized income on assets
    available-for-sale                   --        --           --       --         --         422       --         --          422
                                                                                                                            --------
    Total comprehensive income           --        --           --       --         --        --         --         --       35,677

Issuance of common stock                 --        --      3,852,249      39     86,146       --         --         --       86,185

Dividends declared:
    Preferred                            --        --           --       --         --        --         --       (2,724)    (2,724)
    Common                               --        --           --       --         --        --         --      (27,029)   (27,029)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001            902,068   $26,517   12,661,749    $127   $328,668   $ 2,701    $59,961   $(110,201)  $307,773
====================================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    Years Ended December 31,
                                                                              -----------------------------------
                                                                                2001         2000          1999
                                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income available to common stockholders before
       preferred dividend                                                     $  32,887    $  18,934        1,728
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
     Depreciation and amortization                                               11,226        4,170        6,773
     Provision for credit losses                                                    768          731        1,346
     Non-cash stock compensation                                                    401         --
     Equity in losses of RWT Holdings, Inc.                                        --          1,676       21,633
     Net unrealized and realized market value (gains) losses                     (1,532)       2,296         (284)
     Cumulative effect of adopting EITF 99-20                                     2,368         --           --
     Net purchases of mortgage loans held-for-sale                             (672,192)     362,857     (363,105)
     Principal payments on mortgage loans held-for-sale                          11,384       20,598       59,782
     Net (purchases) sales of mortgage securities trading                       (61,294)     (97,113)    (118,380)
     Principal payments on mortgage securities trading                          302,176      278,170      460,508
     Net (purchases) sales of interest rate agreements                             (664)      (2,810)         276
     Net change in:
        Accrued interest receivable                                               2,068       (2,266)       5,238
        Principal receivable                                                        163       (3,387)       7,836
        Other assets                                                              1,045         (651)         195
        Accrued interest payable                                                 (3,088)         195       (5,358)
        Accrued expenses and other liabilities                                    2,318        1,361         (203)
                                                                              ---------    ---------    ---------
            Net cash (used in) provided by operating activities                (371,966)     584,761       77,985
                                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of mortgage loans held-for-investment                               --       (407,203)        --
     Proceeds from sales of mortgage loans held-for-investment                    4,313         --           --
     Principal payments on mortgage loans held-for-investment                   330,178      226,179      310,892
     Purchases of mortgage securities available-for-sale                       (313,757)     (58,306)     (17,691)
     Proceeds from sales of mortgage securities available-for-sale               33,070        2,897         --
     Principal payments on mortgage securities available-for-sale                10,534        1,875          442
     Net decrease in restricted cash                                              1,841          144        7,473
     Investment in RWT Holdings, Inc.                                              --           --         (9,900)
     Loans to RWT Holdings, Inc., net of repayments                                --          6,500         --
     Increase in receivable from RWT Holdings, Inc.                                --            472          (27)
                                                                              ---------    ---------    ---------
            Net cash provided by (used in) provided by investing activities      66,179     (227,442)     291,189
                                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on short-term debt                              22,389     (497,343)      (4,005)
     Proceeds from issuance of long-term debt                                   525,190      375,844         (337)
     Repayments on long-term debt                                              (307,999)    (225,434)    (359,180)
     Net proceeds from issuance of common stock                                  85,785          428           22
     Repurchases of preferred stock                                                --           --           (202)
     Repurchases of common stock                                                   --           --        (37,154)
     Dividends paid                                                             (26,031)     (15,212)      (4,064)
                                                                              ---------    ---------    ---------
            Net cash provided by (used in) financing activities                 299,334     (361,717)    (404,920)
                                                                              ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents                             (6,453)      (4,398)     (35,746)

Cash and cash equivalents at beginning of period                                 15,483       19,881       55,627
                                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period                                    $   9,030    $  15,483    $  19,881
                                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                   $ 100,919    $ 137,454    $ 122,520
                                                                              =========    =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


NOTE 1. THE COMPANY

Redwood Trust, Inc. ("Redwood Trust") together with its subsidiaries, is a real estate finance company. Our primary business is owning, financing, and credit enhancing high-quality jumbo residential mortgage loans nationwide. Redwood Trust also finances real estate through its securities portfolio and its commercial loan portfolio. Redwood Trust's primary source of revenue is monthly payments made by homeowners on their mortgages, and its primary expense is the cost of borrowed funds. Redwood Trust is structured as a Real Estate Investment Trust ("REIT") and, therefore, the majority of net earnings are distributed to shareholders as dividends.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The December 31, 2001 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation ("Sequoia") and RWT Holdings, Inc. ("Holdings"). The December 31, 2000 and 1999 consolidated financial statements include the accounts of Redwood Trust and Sequoia, and Redwood Trust's equity interest in Holdings. For financial reporting purposes, references to the "Company" mean Redwood Trust, Sequoia, and Holdings.

Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of Residential Mortgage Loans, are subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of the Company. The Company's exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia and its net equity investment in two commercial mortgage loans, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at December 31, 2001. Certain amounts for prior periods have been reclassified to conform to the December 31, 2001 presentation.

During March 1998, the Company acquired an equity interest in Holdings. Prior to January 1, 2001, the Company owned all of the preferred stock and had a non-voting, 99% economic interest in Holdings. The Company accounted for its investment in Holdings under the equity method. Under this method, original equity investments in Holdings were recorded at cost and adjusted by the Company's share of earnings or losses and decreased by dividends received. On January 1, 2001, the Company acquired 100% of the voting common stock of Holdings for $300,000 in cash consideration from two officers of Holdings, and Holdings became a wholly-owned consolidated subsidiary of the Company. This transaction did not have a material effect on the consolidated financial statements of the Company.

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

Fair Value. Management estimates the fair value of its financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Management's estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair valueS presented in Notes 3, 5 and 9.

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known credit losses, as well as losses inherent in Redwood's earning assets. The reserve is based upon management's assessment of various factors affecting its assets, including current and projected economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions, which are charged to income from operations. The Company's actual credit losses may differ from those estimates used to establish the reserve. Summary information regarding the Reserve for Credit Losses is presented in Note 4.

Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the underlying collateral. At December 31, 2001 and December 31, 2000, the Company had no impaired mortgage loans.

RISKS AND UNCERTAINTIES

The Company takes certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, and capital risk. In addition, there are several risks and uncertainties specific to Redwood Trust. The Company seeks to actively manage such risks while also providing stockholders an appropriate rate of return for risks taken. There can be no assurances that such risks and uncertainties are adequately provided for in the Company's financial statements, although management has prepared these financial statements in an effort to properly present the risks taken.

EITF 99-20

During 1999, the Emerging Issues Task Force ("EITF") issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 establishes new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows. The difference between the carrying value and fair value of the beneficial interest is recorded as a mark-to-market impairment loss through the income statement. Any impairment adjustments under the provisions of EITF 99-20 are recognized as mark-to-market adjustments under "Net Unrealized and Realized Market Value Gains (Losses)" on the Consolidated Statement of Operations.

The Company adopted the provisions of EITF 99-20 effective January 1, 2001. At that date, the Company held certain beneficial interests in which the fair value had declined below the carrying value and current projections of cash flows were less than cash flows anticipated at acquisition. Accordingly, the Company recorded a $2.4 million charge through the Statement of Operations during the quarter ended March 31, 2001 as a cumulative effect of a change in accounting principle for certain mark-to-market adjustments on these beneficial interests that had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders' Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company's balance sheet and stockholders' equity accounts, there was no change in net carrying value upon adoption.

EARNING ASSETS

The Company's earning assets consist primarily of residential and commercial real estate mortgage loans and mortgage securities ("Earning Assets"). Mortgage loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as "pledged" as discussed in Note 3. Interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Purchase discounts and premiums relating to Earning Assets are amortized into interest income over the lives of the Earning Assets using the effective yield method based on projected cash flows over the life of the security. Gains or losses on the sale of Earning Assets are based on the specific identification method.

Mortgage Loans: Held-for-Investment

Mortgage loans classified as held-for-investment are carried at their unpaid principal balance, adjusted for net unamortized premiums or discounts, and net of any allowance for credit losses. All of the Sequoia loans that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Commercial loans that the Company has secured financing through the term of the loan or otherwise has the intent and the ability to hold to maturity, are classified as held-for-investment.

Mortgage Loans: Held-for-Sale

Mortgage Loans held-for-sale (residential and commercial) are carried at the lower of original cost or aggregate market value ("LOCOM"). Realized and unrealized gains and losses on these loans are recognized in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. Real estate owned ("REO") assets of the Company are included in Mortgage Loans held-for-sale.

Mortgage Securities: Trading

Mortgage securities classified as trading are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

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

Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates, and interest rates. For Residential Credit-Enhancement Securities purchased at a discount, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company's original expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or the Company may take a mark-to-market earnings charge to write down the basis in the security to current market value. If future credit losses are less than the Company's original estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

RESTRICTED CASH

Restricted cash of the Company may include principal and interest payments on mortgage loans held as collateral for the Company's Long-Term Debt, cash pledged as collateral on certain interest rate agreements, and cash held back from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held back from borrowers is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

OTHER ASSETS

Included in Other Assets on the Consolidated Balance Sheets are fixed assets, prepaid expenses, and at December 31, 2000, the Company's equity interest in Holdings.

INTEREST RATE AGREEMENTS

The Company maintains an overall interest-rate risk-management strategy that may incorporate the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings that may be caused by interest-rate volatility. Interest rate agreements the Company may use as part of its interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively "Interest Rate Agreements"). On the date an Interest Rate Agreement is entered into, the Company designates the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) held for trading ("trading" instruments).

The Company adopted SFAS No. 133 in 1998 and has elected not to seek hedge accounting for its Interest Rate Agreements through 2001. Accordingly, such instruments are designated as trading and are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in "Net unrealized and realized market value gains (losses)" on the Consolidated Statements of Operations. The Company may elect to seek hedge accounting based on the provisions of SFAS No. 133 in the future.

Net premiums on interest rate agreements are amortized as a component of net interest income over the effective period of the interest rate agreement using the effective interest method. The income or expense related to interest rate agreements is recognized on an accrual basis and is included in interest expense on short-term debt in the consolidated statements of operations.

DEBT

Short-Term Debt and Long-Term Debt are carried at their unpaid principal balances, net of any unamortized discount or premium and any unamortized deferred bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective interest method based on the maturity schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of Long-Term Debt are deferred and amortized over the estimated lives of the Long-Term Debt using the interest method adjusted for the effects of estimated principal paydown rates.

INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code ("Code") and the corresponding provisions of state law. In order to qualify as a REIT, the Company must annually distribute at least 90% of its taxable income to stockholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year, will be deemed to have been paid by the Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Therefore, the dividends declared in the fourth quarter 2001, which were paid in January 2002, are considered taxable income to stockholders in 2001, the year declared. All 2001 dividends were ordinary income to the Company's preferred and common stockholders.

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

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share computations.


(IN THOUSANDS, EXCEPT SHARE DATA)                                           YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------
                                                                   2001               2000              1999
                                                             -----------------  ----------------- ------------------
NUMERATOR:
Numerator for basic and diluted earnings per share--
    Net income (loss) before preferred dividend and
       change in accounting principle                                $ 35,255           $ 18,934            $ 1,728
    Cash dividends on Class B preferred stock                          (2,724)            (2,724)            (2,741)
                                                             -----------------  ----------------- ------------------
    Net income (loss) before change in accounting principle            32,531             16,210             (1,013)
    Cumulative effect of adopting EITF 99-20                          (2,368)                 --                 --
                                                             -----------------  ----------------- ------------------
    Basic and Diluted EPS - Net income (loss)
       available to common stockholders                               $30,163            $16,210            $(1,013)
                                                             =================  ================= ==================

DENOMINATOR:
Denominator for basic earnings (loss) per share--
    Weighted average number of common shares
       outstanding during the period                               10,163,581          8,793,487          9,768,345
    Net effect of dilutive stock options                              311,183            108,582                 --
                                                             -----------------  ----------------- ------------------
Denominator for diluted earnings (loss) per share--                10,474,764          8,902,069          9,768,345
                                                             =================  ================= ==================

BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss) before change in accounting principle                 $3.20              $1.84             $(0.10)
Cumulative effect of adopting EITF 99-20                                 (.23)                --                 --
                                                             -----------------  ----------------- ------------------
Net income (loss) per share                                             $2.97              $1.84             $(0.10)
                                                             =================  ================= ==================

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) before change in accounting principle                 $3.11              $1.82             $(0.10)
Cumulative effect of adopting EITF 99-20                                 (.23)                --                 --
                                                             -----------------  ----------------- ------------------
Net income (loss) per share                                             $2.88              $1.82             $(0.10)
                                                             =================  ================= ==================

At December 31, 2001, the number of common equivalent shares issued by the Company that were anti-dilutive totaled 400,560.

COMPREHENSIVE INCOME

Current period unrealized gains and losses on assets available-for-sale are reported as a component of "Comprehensive Income" on the Consolidated Statements of Stockholders' Equity with cumulative unrealized gains and losses classified as "Accumulated Other Comprehensive Income" in Stockholders' Equity. At December 31, 2001 and 2000, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective beginning January 1, 2002.

The adoption of these statements is not expected to have a material effect on the Company's financial statements.


NOTE 3. EARNING ASSETS

At December 31, 2001 and 2000, investments in Earning Assets generally consisted of interests in adjustable-rate, hybrid, or fixed-rate real estate mortgage loans on residential and commercial properties. Hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of our residential mortgage assets is thirty years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying mortgage loans. The original maturity of the majority of our commercial mortgage assets is three years.

At December 31, 2001 and 2000, the annualized effective yield after taking into account the amortization expense due to prepayments on the Earning Assets was 5.28% and 8.01%, respectively, based on the reported carrying value of the assets. For the years ended December 31, 2001 and 2000, the average balance of Earning Assets was $2.1 billion and $2.2 billion, respectively.

At December 31, 2001 and 2000, Earning Assets consisted of the following:

RESIDENTIAL MORTGAGE LOANS


                                              DECEMBER 31, 2001                         DECEMBER 31, 2000
                                    --------------------------------------    ---------------------------------------
                                     HELD-FOR-     HELD-FOR-                    HELD-FOR-     HELD-FOR-
(IN THOUSANDS)                         SALE       INVESTMENT     TOTAL            SALE       INVESTMENT     TOTAL
                                    ------------ ------------ ------------    ------------- ------------ ------------

Current Face                           $153,125   $1,317,343   $1,470,468           $6,784   $1,115,386   $1,122,170
Unamortized Discount                       (364)        (132)        (496)            (126)           --        (126)
Unamortized Premium                          34       10,055       10,089               --       13,767       13,767
                                    ------------ ------------ ------------    ------------- ------------ ------------
Amortized Cost                          152,795    1,327,266    1,480,061            6,658    1,129,153    1,135,811
Reserve for Credit Losses                    --       (5,199)      (5,199)              --       (4,814)      (4,814)
                                    ------------ ------------ ------------    ------------- ------------ ------------
Carrying Value                         $152,795   $1,322,067   $1,474,862           $6,658   $1,124,339   $1,130,997
                                    ============ ============ ============    ============= ============ ============

During 2001, $517.0 million of Residential Mortgage Loans held-for-sale were transferred to Sequoia for securitization and are classified as part of Mortgage Loans held-for-investment and are collateral for Long-Term Debt (see Note 7).

During the year ended December 31, 2000, the Company sold to Holdings Residential Mortgage Loans held-for-sale for proceeds of $380.5 million, resulting in no net gain or loss. These assets were subsequently transferred to Sequoia for securitization during the year ended December 31, 2000, and are classified as part of Mortgage Loans held-for-investment and are collateral for Long-Term Debt (see Note 7).

At December 31, 2001 and 2000, residential mortgage loans with a net carrying value of $148.2 million and $6.1 million were pledged as collateral under short-term borrowing arrangements to third parties.

RESIDENTIAL CREDIT-ENHANCEMENT SECURITIES


                                                      DECEMBER 31, 2001          DECEMBER 31, 2000
(IN THOUSANDS)                                       MORTGAGE SECURITIES        MORTGAGE SECURITIES
                                                     AVAILABLE-FOR-SALE         AVAILABLE-FOR-SALE
                                                     --------------------       -------------------

Current Face                                                    $353,435                  $124,878
Unamortized Discount                                             (25,863)                  (16,883)
Portion Of Discount Designated As A Credit Reserve              (140,411)                  (27,052)
                                                     --------------------       -------------------
Amortized Cost                                                   187,161                    80,943
Gross Unrealized Gains                                             7,174                     2,646
Gross Unrealized Losses                                           (3,522)                   (2,825)
                                                     --------------------       -------------------
Carrying Value                                                  $190,813                   $80,764
                                                     ====================       ===================

The Company credit enhances pools of high-quality jumbo residential mortgage loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the potential credit risk for the securitized pool of mortgages, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold to the capital markets. The Company therefore commits capital that effectively forms a "guarantee" or "insurance" on the securitized pool of mortgages.

The Company's Residential Credit-Enhancement Securities are first-loss, second-loss, and third-loss securities. First-loss securities are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss security. First-loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to the Company's second and third loss securities provide the Company's securities with some protection from losses, as they serve as external credit enhancement. The Company provided some level of credit enhancement on $52 billion and $23 billion of loans securitized by third parties at December 31, 2001 and 2000, respectively.

As the Company purchases residential credit enhancement interests, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company's original expectations, and the fair value of the security is less than its carrying value, the Company will record a charge on the Statement of Operations to write down the basis in the security. If future credit losses exceed the Company's original expectations, and the fair value of the security is greater than its carrying value, the Company will designate additional discount as reserve, thus lowering the realized yield. If future credit losses are less than the Company's original estimate, the yield over the remaining life of the security may be adjusted upward. At December 31, 2001 and 2000, the Company designated $140.4 million and $27.1 million as a credit reserve on its residential credit enhancement interests, respectively.

At December 31, 2001 and 2000, Residential Credit Enhancement Securities with a net carrying value of $88.8 million and $32.3 million were pledged as collateral under borrowing arrangements to third parties, respectively.

COMMERCIAL MORTGAGE LOANS

                                              DECEMBER 31, 2001                         DECEMBER 31, 2000
                                    --------------------------------------    ---------------------------------------
                                      HELD-FOR-    HELD-FOR-                    HELD-FOR-     HELD-FOR-
(IN THOUSANDS)                          SALE      INVESTMENT     TOTAL            SALE       INVESTMENT     TOTAL
                                    ------------ ------------ ------------    ------------- ------------ ------------

Current Face                            $30,931      $20,860      $51,791          $34,275      $23,425      $57,700
Unamortized Discount                       (683)         (24)        (707)              --         (531)        (531)
                                    ------------ ------------ ------------    ------------- ------------ ------------
Carrying Value                          $30,248      $20,836      $51,084          $34,275      $22,894      $57,169
                                    ============ ============ ============    ============= ============ ============

At December 31, 2001 and 2000, commercial mortgage loans with a net carrying value of $19.4 million and $37.7 million were pledged as collateral under short-term borrowing arrangements to third parties, respectively. At

December 31, 2001, commercial mortgage loans held-for-investment with a net carrying value of $20.8 million were pledged as collateral under long-term borrowing arrangements to third parties. At December 31, 2000, there were no long-term borrowings secured by commercial mortgage loans (see Note 7).

SECURITIES PORTFOLIO

                                              DECEMBER 31, 2001                          DECEMBER 31, 2000
                                   ---------------------------------------    ---------------------------------------
                                                  SECURITIES                                 SECURITIES
(IN THOUSANDS)                      SECURITIES    PORTFOLIO                    SECURITIES    PORTFOLIO
                                     PORTFOLIO    AVAILABLE-                   PORTFOLIO     AVAILABLE-
                                      TRADING      FOR-SALE      TOTAL          TRADING       FOR SALE      TOTAL
                                    -----------  ------------ ------------    ------------  ------------ ------------

Current Face                           $501,078     $171,877     $672,955         $751,449       $5,500     $756,949
Unamortized Discount                       (139)      (1,320)      (1,459)            (388)        (427)        (815)
Unamortized Premium                       6,634        6,303       12,937            8,551           --        8,551
                                    ------------ ------------ ------------    ------------- ------------ ------------
Unamortized Cost                        507,573      176,860      684,433          759,612        5,073      764,685
Gross Unrealized Gains                       --          516          516               --          105          105
Gross Unrealized Losses                      --       (1,467)      (1,467)              --          (15)         (15)
                                    ------------ ------------ ------------    ------------- ------------ ------------
Carrying Value                         $507,573     $175,909     $683,482         $759,612       $5,163     $764,775
                                    ============ ============ ============    ============= ============ ============

Agency                                 $353,523     $ 20,223     $373,746         $521,204           --     $521,204
Non-Agency                              154,050      155,686      309,736          238,408        5,163      243,571
                                    ------------ ------------ ------------    ------------- ------------ ------------
Carrying Value                         $507,573     $175,909     $683,482         $759,612       $5,163     $764,775
                                    ============ ============ ============    ============= ============ ============

For the year ended December 31, 2001, the Company recognized net market value gains of $1.6 million on its securities portfolio. For both of the years ended December 31, 2000 and 1999, the Company recognized net market value gains of $1.0 million and $1.2 million on its securities portfolio, respectively.

At December 31, 2001 and 2000, securities portfolio assets with a net carrying value of $591.7 million and $702.2 million were pledged as collateral under borrowing arrangements to third parties, respectively.


NOTE 4.  RESERVE FOR CREDIT LOSSES

The Reserve for Credit Losses is reflected as a component of Earning Assets on the Consolidated Balance Sheets. The following table summarizes the activity in the Reserve for Credit Losses:

                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
(IN THOUSANDS)                               2001         2000        1999
                                         ------------- ----------- ------------

Balance at beginning of year                   $4,814      $4,125       $2,784
Provision for credit losses                       767         731        1,346
Charge-offs                                      (382)        (42)          (5)
                                         ------------- ----------- ------------
Balance at end of year                         $5,199      $4,814       $4,125
                                         ============= =========== ============


NOTE 5.  INTEREST RATE AGREEMENTS

Through December 31, 2001, the Company reports its Interest Rate Agreements at fair value, and has not elected to obtain hedge accounting treatment on any of its Interest Rate Agreements. At December 31, 2001 and 2000, the fair value of the Company's interest rate agreements was $0.0 and $0.1 million, respectively. Interest Rate Agreements are included in Other Assets on the Consolidated Balance Sheet.

During the years ended December 31, 2001, 2000, and 1999, the Company recognized net market value losses of $0.4 million and $3.4 million, and net market value gains of $2.0 million on Interest Rate Agreements, respectively. The market value gains and losses are included in "Net Unrealized and Realized Market Value Gains (Losses)" on the Consolidated Statements of Operations.

The Company generally attempts to structure its balance sheet to address many of the interest rate risks inherent in financial institutions. The Company may enter into certain interest rate agreements from time to time with the objective of matching the interest rate characteristics of its assets and liabilities. At December 31, 2001, the Company was not actively hedging its portfolio of Earning Assets, but had few remaining interest rate caps with strike rates based on the one and three month London Interbank Offered Rate ("LIBOR") ranging from 6.25% to 11.00%, expiring in 2002, and two generally offsetting interest rate swaps between Redwood Trust, Sequoia and a third party financial institution. At December 31, 2001 and 2000, these generally offsetting interest rate swaps had gross notional amounts of $445.1 million and $580.0 million, respectively. The swap between Redwood and the third party financial institution required Redwood to provide collateral in the form of agency securities totalling $6.6 million and $2.8 million at December 31, 2001 and 2000, respectively. Sequoia did not hold collateral of the third party financial institution for its swap at December 31, 2001 or 2000.

In addition to the interest rate swap described above, at December 31, 2000, the Company also had Interest Rate Agreements consisting of interest rate caps, interest rate floors, interest rate futures, options on interest rate futures and an additional interest rate swap. Substantially all of these Interest Rate Agreements expired or were terminated and settled in cash during 2001.

The following table summarizes the aggregate notional amounts of all of the Company's Interest Rate Agreements as well as the credit exposure related to these instruments. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties. The cash and collateral held by counterparties are included in Restricted Cash and the Securities Portfolio on the Consolidated Balance Sheets.


                                               NOTIONAL AMOUNTS                         CREDIT EXPOSURE
                                     -------------------------------------    -------------------------------------
(IN THOUSANDS)                       DECEMBER 31, 2001  DECEMBER 31, 2000     DECEMBER 31, 2001  DECEMBER 31, 2000
                                     ------------------ ------------------    ------------------ ------------------

Interest Rate Options Purchased               $313,000         $1,490,300                    --                 --
Interest Rate Swaps                            445,107            584,992                $6,645             $2,814
Interest Rate Futures and Forwards                  --            506,600                    --                948
                                     ------------------ ------------------    ------------------ ------------------
Total                                         $758,107         $2,581,892                $6,645             $3,762
                                     ================== ==================    ================== ==================

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


NOTE 6.  SHORT-TERM DEBT

The Company has entered into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively, "Short-Term Debt") to finance of a portion of its Mortgage Assets. This Short-Term Debt is collateralized by a portion of the Company's Earning Assets.

At December 31, 2001, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.19% and a weighted-average remaining maturity of 82 days. This debt was collateralized with $0.8 billion of Earning Assets. At December 31, 2000, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 6.85% and a weighted-average remaining maturity of 122 days. This debt was collateralized with $0.8 billion of Earning Assets.

At December 31, 2001 and 2000, the Short-Term Debt had the following remaining maturities:


(IN THOUSANDS)                          DECEMBER 31, 2001       DECEMBER 31, 2000
                                       -------------------     -------------------

Within 30 days                                  $ 270,855               $ 100,885
31 to 90 days                                     226,407                 268,867
Over 90 days                                      299,549                 386,470
                                       -------------------     -------------------
Total Short-Term Debt                            $796,811                $756,222
                                       ===================     ===================

For the years ended December 31, 2001, 2000 and 1999, the average balance of Short-Term Debt was $0.9 billion, $0.9 billion, and $1.0 billion, with a weighted-average interest cost of 4.53%, 6.57%, and 5.35%, respectively. The maximum balance outstanding for each of the years ended December 31, 2001, 2000, and 1999, was $1.3 billion. The Company continues to meet all of it debt covenants for its short-term borrowing arrangements and credit facilities.

In addition to the facilities listed below, the Company has uncommitted facilities with credit lines in excess of $4.0 billion at December 31, 2001. It is the intention of the Company's management to renew committed and uncommitted facilities as needed.

At December 31, 2001, the Company had short-term facilities with two Wall Street Firms totaling $1.1 billion to fund Residential Mortgage Loans. At December 31, 2001, the Company had borrowings under these facilities of $145.7 million. Borrowings under these facilities bear interest based on a specified margin over the LIBOR. At December 31, 2001, the weighted average borrowing rate under these facilities was 2.56%. These committed facilities expire in June and December 2002.

During 2001, the Company renegotiated one and entered into another committed revolving mortgage warehousing credit facility for a total of $57.5 million. These facilities are intended to finance commercial mortgage loans. At December 31, 2001, the Company had borrowings under these facilities of $17.0 million. One of the facilities allows for loans to be financed to the maturity of the loan, up to three years. Borrowings under these facilities bear interest based on a specified margin over the LIBOR. At December 31, 2001, the weighted average borrowing rate under these facilities was 3.87%. These committed facilities expire in May and September 2002.

In September 2001, the Company renewed three master repurchase agreements with a bank and two Wall Street Firms totaling $140.0 million. These facilities are intended to finance residential mortgage-backed securities with lower than investment grade ratings. At December 31, 2001, the Company had borrowings under these facilities of $65.7 million. Borrowings under these facilities bear interest based on a specified margin over LIBOR. At December 31, 2001, the weighted average borrowing rate under these facilities was 2.92%. The Company does not intend to renew a facility expiring in April 2002. Another facility expires in September 2002, and a third facility has a six-month term that is extended monthly. Unless notice is provided that the counterparty will not renew the facility, the expiration on this third facility will remain at six months.


NOTE 7.  LONG-TERM DEBT

Through securitization, the Company issues Residential Long-Term Debt in the form of collateralized mortgage bonds secured by Residential Mortgage Loans ("Residential Bond Collateral"). The Residential Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 30-year residential mortgage loans secured by first liens on one- to four-family residential properties. All Residential Bond Collateral is pledged to secure repayment of the related Residential Long-Term Debt obligation. As required by the indentures relating to the Residential Long-Term Debt, the Residential Bond Collateral is held in the custody of trustees. The trustees collect principal and interest payments (less servicing and related fees) on the Residential Bond Collateral and make corresponding principal and interest payments on the Residential Long-Term Debt. The obligations under the Residential Long-Term Debt are payable solely from the Residential Bond Collateral and are otherwise non-recourse to the Company.

Each series of Residential Long-Term Debt consists of various classes of bonds at variable rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related Residential Bond

Collateral. Each series is also subject to redemption according to the specific terms of the respective indentures. As a result, the actual maturity of any class of a Residential Long-Term Debt series is likely to occur earlier than its stated maturity.

The Commercial Long-Term Debt is secured by two adjustable-rate Commercial Mortgage Loans with maturity dates in 2002 or 2003, which are secured by first liens on the related commercial mortgage properties ("Commercial Loan Collateral").

The Company's exposure to loss on the Residential Bond Collateral and the Commercial Loan Collateral is limited to its net investment, as the Residential and Commercial Long-Term Debt are non-recourse to the Company.

During the fourth quarter of 2001, the Company issued $510 million in face value of Residential Long-Term Debt through Sequoia Mortgage Trust 5, a trust established by Sequoia. As a result, the $517 million of Residential Bond Collateral in the form of Residential Mortgage Loans held-for-sale was reclassified to Residential Mortgage Loans held-for-investment.

The components of the collateral for the Company's Long-Term Debt are summarized as follows:

(IN THOUSANDS)                                                  DECEMBER 31, 2001      DECEMBER 31, 2000
                                                               -------------------    -------------------

Residential Mortgage Loans:
   Residential Mortgage Loans held-for-sale                           $       848            $       315
   Residential Mortgage Loans held-for-investment                       1,322,067              1,124,339
Restricted cash                                                             2,534                  3,729
Accrued interest receivable                                                 5,340                  7,010
                                                               -------------------    -------------------
Total Residential Collateral                                          $ 1,330,789            $ 1,135,393

Commercial Mortgage Loans held-for-investment                         $    20,836            $        --
                                                               -------------------    -------------------

Total Long-Term Debt Collateral                                       $ 1,351,625            $ 1,135,393
                                                               ===================    ===================

The components of the Long-Term Debt at December 31, 2001 and 2000 along with selected other information are summarized below:

(IN THOUSANDS)                                                 DECEMBER 31, 2001       DECEMBER 31, 2000
                                                              -------------------     -------------------

Residential Long-Term Debt                                            $1,297,958              $1,095,909
Commercial Long-Term Debt                                                 17,211                      --
Unamortized premium on Long-Term Debt                                      2,038                   3,045
Deferred bond issuance costs                                              (3,492)                 (3,119)
                                                              -------------------     -------------------
     Total Long-Term Debt                                             $1,313,715              $1,095,835
                                                              ===================     ===================

Range of weighted-average interest rates, by series -             2.28% to 6.35%          6.35% to 7.20%
residential
Stated residential maturities                                        2017 - 2029             2017 - 2029
Number of residential series                                                   5                       4
Weighted-average interest rates - commercial                               5.09%                      --
Stated commercial maturities                                         2002 - 2003                      --
Number of commercial series                                                    2                      --


For the years ended December 31, 2001, 2000, and 1999, the average effective interest cost for Residential Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 5.69%, 6.71%, and 6.03%, respectively. At December 31, 2001 and 2000, accrued interest payable on Residential Long-Term Debt was $1.9 million and $3.1 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets. For the year ended December 31, 2001, the average balance of Residential Long-Term Debt was $1.0 billion. For both of the years ended December 31, 2000 and 1999, the average balance of Residential Long-Term Debt was $1.1 billion.

At December 31, 2001, the weighted average interest rate for Commercial Long-Term Debt was 5.09%, and the balance of Commercial Long-Term Debt was $17.2 million. At December 31, 2001, accrued interest payable on Commercial Long-Term Debt was $0.1 million, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.


NOTE 8.  INCOME TAXES

As a REIT, Redwood Trust can exclude dividends for taxable income and thus, effectively, may not be subject to income taxes. Holdings, the Company's taxable REIT subsidiary, is subject to income taxes.

The current provision for income taxes for Holdings for each of the years ended December 31, 2001, 2000, and 1999 was $3,200 and is a component of "Operating Expenses" on the Consolidated Statement of Operations. These amounts represent the minimum California franchise taxes. No additional tax provision has been recorded for the years ended December 31, 2001, 2000, and 1999, as Holdings reported a loss in years prior to 2001, and taxable income reported for 2001 was offset by Federal and state net operating loss carryforwards from prior years. In addition, due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at December 31, 2001 and 2000. At December 30, 2001 and 2000, the deferred tax assets and associated valuation allowances were approximately $9.3 million and $9.5 million, respectively. At December 31, 2001 and 2000, Holdings had net operating loss carryforwards of approximately $24.4 million and $25.1 million for Federal tax purposes, and $10.4 million and $10.8 million for state tax purposes, respectively. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while the largest portion of the state loss carryforwards expire between 2003 and 2006.


NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000.

(IN THOUSANDS)                                         DECEMBER 31, 2001                  DECEMBER 31, 2000
                                                ---------------------------------    -------------------------------
                                                 CARRYING VALUE     FAIR VALUE       CARRYING VALUE    FAIR VALUE
                                                ----------------- ---------------    --------------- ---------------

Assets
   Mortgage Loans
      Residential: held-for-sale                      $  152,795       $ 152,795           $  6,658         $ 6,658
      Residential: held-for-investment                 1,322,067       1,318,673          1,124,339       1,113,389
      Commercial: held-for-sale                           30,248          30,248             34,275          34,275
      Commercial: held-for-investment                     20,836          20,860             22,894          22,894
   Mortgage Securities
      Residential: trading                               507,573         507,573            759,612         759,612
      Residential: available-for-sale                    366,722         366,722             85,927          85,927
   Interest Rate Agreements                                   --              --                 66              66
   Investment in RWT Holdings, Inc.                           --              --              1,899           1,989

Liabilities
   Short-Term Debt                                       796,811         796,811            756,222         756,222
   Long-Term Debt                                      1,313,715       1,295,323          1,095,835       1,085,368

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 10. STOCKHOLDERS' EQUITY

CLASS B 9.74% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock ("Preferred Stock"). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem or, under certain circumstances, cause a conversion of the Preferred Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company's Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. As of December 31, 2001 and 2000, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company's Common Stock.

In March 1999, the Company's Board of Directors approved the repurchase of up to 150,000 shares of the Company's Preferred Stock. The Company did not repurchase any shares of Preferred Stock during 2001 and 2000. Pursuant to the repurchase program, the Company repurchased 7,450 shares of its Preferred Stock for $0.2 million during 1999. At December 31, 2001, there remained 142,550 shares available under the authorization for repurchase.

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

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company's total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At December 31, 2001 and 2000, 299,064 and 476,854 shares of Common Stock, respectively, were available for grant.

Of shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At December 31, 2001 and 2000, 346,379 and 328,152 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. At December 31, 2001, 28,000 shares of restricted stock had been granted to two officers of the Company. The restrictions on 7,000 of these shares expired on January 1, 2002. The restrictions on 6.25% of the total restricted shares expire on the first day of each calendar quarter starting April 1, 2002, and continuing through January 1, 2005. No restricted stock had been granted prior to December 31, 2000.

The Company has granted stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its common dividends or the market price of the Common Stock increases, stock and cash DER expenses may increase. For the years ended December 31, 2001, 2000, and 1999, the Company accrued cash and stock DER expenses of $3.4 million, $2.1 million, and $0.5 million, respectively. Stock DERs represent shares of stock which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board ("APB") Opinion 25. For the year ended December 31, 2001, the Company recognized variable stock option expense of $0.9 million, which is included in Other Income (Expense) on the Consolidated Statement of Operations. The number of stock DER shares accrued is based on the level of the Company's common stock dividends and on the price of the common stock on the related dividend payment date. At December 31, 2001 and 2000, there were 181,010 and 166,451 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued and paid based on the level of the Company's common stock dividend. At

December 31, 2001 and 2000, there were 1,284,222 and 1,180,797 unexercised options with cash DERs under the Plan, respectively. At December 31, 2001 and 2000, there were 153,269 and 147,550 outstanding stock options that did not have DERs, respectively.

A summary of the status of the Company's Plan at year end and changes during the years ending on that date is presented below.

                                                 DECEMBER 31, 2001          DECEMBER 31, 2000           DECEMBER 31, 1999
                                              -----------------------    -----------------------    ------------------------
                                                            WEIGHTED                   WEIGHTED                    WEIGHTED
                                                            AVERAGE                    AVERAGE                     AVERAGE
                                                            EXERCISE                   EXERCISE                    EXERCISE
(IN THOUSANDS, EXCEPT SHARE DATA)                SHARES      PRICE          SHARES      PRICE          SHARES       PRICE
                                              ------------ ----------    ------------ ----------    ------------- ----------

Outstanding options at January 1                1,494,798     $22.32       1,713,836     $21.97        1,739,787     $23.68
   Options granted                                143,319     $23.92         163,050     $16.90          371,950     $13.37
   Options exercised                              (26,091)    $14.00         (26,158)    $12.26          (15,285)     $0.68
   Options canceled                               (12,126)    $22.84        (372,070)    $18.11         (387,990)    $21.50
   Dividend equivalent rights earned               18,601         --          16,140         --            5,374         --
                                              ------------               ------------               -------------
Outstanding options at December 31              1,618,501     $22.33       1,494,798     $22.32        1,713,836     $21.97
                                              ============               ============               =============

Options exercisable at year-end                   921,075     $24.53         644,098     $25.47          401,697     $26.89
Weighted average fair value of options
granted during the year                             $1.01                      $1.64                       $1.33

The following table summarizes information about stock options outstanding at December 31, 2001.

                                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                     -----------------------------------------------------     ------------------------------------
                                       WEIGHTED-AVERAGE
      RANGE OF            NUMBER          REMAINING      WEIGHTED-AVERAGE           NUMBER       WEIGHTED-AVERAGE
  EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE         EXERCISABLE      EXERCISE PRICE
-------------------- ---------------- ------------------ -----------------     ---------------- -------------------

     $0 to $10                64,543         3.8              $ 0.28                    64,543        $ 0.28
    $10 to $20               690,697         7.1              $14.47                   280,252        $14.95
    $20 to $30               481,589         7.1              $22.93                   254,370        $22.39
    $30 to $40               283,200         5.0              $37.49                   246,970        $37.58
    $40 to $50                93,472         5.6              $45.03                    69,940        $45.03
    $50 to $53                 5,000         5.5              $52.25                     5,000        $52.25
                     ----------------                                          ----------------
     $0 to $53             1,618,501         6.5              $22.33                   921,075        $24.53
                     ================                                          ================

At December 31, 2001, the Company had one Stock Option Plan, which is described above. The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for this plan. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                     2001         2000        1999
                                                 ------------ ------------ -----------

Net income (loss)              As reported           $30,163      $16,210    $(1,013)
(in thousands)                 Pro Forma             $29,650      $15,611    $(1,687)

Basic net income (loss)        As reported             $2.97        $1.84     $(0.10)
per share                      Pro Forma               $2.92        $1.78     $(0.17)

Diluted net income (loss)      As reported             $2.88        $1.82     $(0.10)
per share                      Pro Forma               $2.83        $1.75     $(0.17)

For purposes of determining option values for use in the above tables, the values are based on the Black-Scholes option pricing model as of the various grant dates, using the following principal assumptions: expected stock price volatility 22%, risk free rates of return based on the 5 year treasury rate at the date of grant, and a dividend growth rate of 10%. The actual value, if any, that the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

COMMON STOCK REPURCHASES

The Company's Board of Directors approved the repurchase of 7,455,000 shares of the Company's Common Stock in 1997. The Company did not repurchase any shares of Common Stock during the years ended December 31, 2001 and 2000, and repurchased 2,483,500 shares for $37 million at an average price of $14.96 per share during the year ended December 31, 1999. At December 31, 2001, there remained 1,000,000 shares available under the authorization for repurchase. The repurchased shares have been returned to the Company's authorized but unissued shares of Common Stock.

COMMON STOCK ISSUANCES

In July, August and October 2001, the Company completed three secondary offerings of 1,092,500 shares, 1,150,000 shares, and 1,322,500 shares of common stock for net proceeds of $23.9 million, $25.9 million, and $30.4 million, respectively. In addition to the secondary offerings, the Company also issued shares of common stock through its Dividend Reinvestment and Stock Purchase Plan for net proceeds of $5.3 million during 2001.


NOTE 11. COMMITMENTS AND CONTINGENCIES

At December 31, 2001, the Company had entered into commitments to purchase $1.2 million of residential credit enhancement securities, and $12.4 million of other securities for settlement during January 2002. At December 31, 2001, the Company had committed to fund an additional $3.8 million on its commercial mortgage loans to existing borrowers, provided the borrowers meet certain conditions.

At December 31, 2001, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases are $2.6 million and are expected to be recognized as follows: 2002 - $0.7 million; 2003 - $0.6 million; 2004 - $0.6 million; 2005 - $0.5 million; 2006 - $0.2 million.

NOTE 12. SUBSEQUENT EVENTS

In February 2002, the Company completed a secondary offering of 1,725,000 shares of common stock for net proceeds of $40.3 million to fund the expansion of its real estate finance business.

NOTE 13. QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:


(IN THOUSANDS, EXCEPT SHARE DATA)                                                    THREE MONTHS ENDED
                                                                     ----------------------------------------------------
                                                                      DECEMBER 31  SEPTEMBER 30    JUNE 30     MARCH 31
                                                                     ------------- ------------- ----------- ------------

2001
Operating results:
     Interest income                                                     $ 31,277      $ 33,172    $ 38,453     $ 41,637
     Interest expense                                                     (18,091)      (21,555)    (27,010)     (31,413)
     Net interest income                                                   13,186        11,617      11,443       10,224
     Net income available to common stockholders                            8,955         8,065       6,463        6,680
Per share data:
     Net income - diluted                                                   $0.69         $0.75       $0.70        $0.74
     Dividends declared per common share                                    $0.60         $0.57       $0.55        $0.50
     Special dividends declared per common share                            $0.15         $0.18          --           --
     Dividends declared per preferred share                              $  0.755      $  0.755    $  0.755     $  0.755

2000
Operating results:
     Interest income                                                     $ 41,755       $41,679     $43,008      $42,819
     Interest expense                                                     (33,845)      (34,694)    (35,133)     (34,931)
     Net interest income                                                    7,910         6,985       7,875        7,888
     Net income available to common stockholders                            4,963         4,878       3,086        3,283
Per share data:
     Net income - diluted                                                $   0.55      $   0.55    $   0.35     $   0.37
     Dividends declared per common share                                 $   0.44      $   0.42    $   0.40     $   0.35
     Special dividends declared per common share                               --            --          --           --
     Dividends declared per preferred share                              $  0.755      $  0.755    $  0.755     $  0.755

[PRICEWATERHOUSECOOPERS LOGO]

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Redwood Trust, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Redwood Trust, Inc. (the Company) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In January 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. This change is discussed in Note 2 of the Notes to Consolidated Financial Statements.


/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 26, 2002

                                 EXHIBIT INDEX

Exhibit
Number                                  Exhibit
-------                                 -------

3.1      Articles of Amendment and Restatement of the Registrant (a)

3.1.1    Certified Certificate of Amendment of the Charter of Registrant (k)

3.2      Articles Supplementary of the Registrant (a)

3.3      Amended and Restated Bylaws of the Registrant (b)

3.3.1    Amended and Restated Bylaws, amended December 13, 1996 (g)

3.3.2    Amended and Restated Bylaws, amended March 15, 2001 (p)

3.3.3    Amended and Restated Bylaws, amended January 24, 2002

3.4      Articles Supplementary of the Registrant, dated August 14, 1995 (d)

3.4.1 Articles Supplementary of the Registrant relating to the Class B 9.74% Cumulative Convertible Preferred Stock, filed August 9, 1996 (f)

4.2      Specimen Common Stock Certificate (a)

4.3      Specimen Class B 9.74% Cumulative Convertible Preferred Stock
         Certificate (f)

4.4 In May 1999, the Bonds issued pursuant to the Indenture, dated as of June 1, 1997, between Sequoia Mortgage Trust 1 and First Union National Bank, as Trustee, were redeemed, restructured, and contributed to Sequoia Mortgage Trust 1A, interests in which were then privately placed with investors (i)

4.4.1 Indenture dated as of October 1, 1997 between Sequoia Mortgage Trust 2 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, N.A., as Trustee (j)

4.4.2 Sequoia Mortgage Trust 1A Trust Agreement, dated as of May 4, 1999 between Sequoia Mortgage Trust 1 and First Union National Bank (l)

4.4.3 Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (q)

9.1      Voting Agreement, dated March 10, 2000 (p)

10.1     [Reserved]

10.2     [Reserved]

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

10.5.1   Form of Reverse Repurchase Agreement for use with Mortgage Loans (d)

10.6.1   [Reserved]

10.7     [Reserved]

10.8     Forms of Interest Rate Cap Agreements (a)

10.9     [Reserved]

10.9.2   [Reserved]

10.9.3 Custodian Agreement (U.S. Custody), dated December 1, 2000, between the Registrant and Bankers Trust Company (p)

10.10 Employment Agreement, dated August 19, 1994, between the Registrant and George E. Bull (a)

10.11 Employment Agreement, dated August 19, 1994, between the Registrant and Douglas B. Hansen (a)

10.12    [Reserved]

10.13    [Reserved]

10.13.1 Employment Agreement, dated March 13, 2000, between the Registrant and Harold F. Zagunis (n)

10.13.2 Employment Agreement, dated March 23, 2001, between the Registrant and Andrew I. Sirkis (p)

10.13.3 Employment Agreement, dated April 20, 2000, between the Registrant and Brett D. Nicholas (p)

10.14 1994 Amended and Restated Executive and Non-Employee Director Stock Option Plan (c)

10.14.1 1994 Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended March 6, 1996 (d)

10.14.2 Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended December 13, 1996 (h)

10.14.3 Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended March 4, 1999 (o)

10.14.4 Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended January 18, 2001 (p)

10.27    [Reserved]

10.29    [Reserved]

10.29.1  Form of Dividend Reinvestment and Stock Purchase Plan (g)

10.30    [Reserved]

10.30.1  [Reserved]

10.31 RWT Holdings, Inc. Series A Preferred Stock Purchase Agreement, dated March 1, 1998 (m)

10.32 Administrative Personnel and Facilities Agreement dated as of April 1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc. (m)

10.32.1 First Amendment to Administrative Personnel and Facilities Agreement dated as of April 1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc. (m)

10.33 Lending and Credit Support Agreement dated as of April 1, 1998, between RWT Holdings, Inc., Redwood Residential Funding, Inc., Redwood Commercial Funding, Inc., and Redwood Financial Services, Inc., and Redwood Trust, Inc. (m)

10.34 Form of Master Forward Commitment Agreements for RWT Holdings, Inc., Residential Redwood Funding, Inc., Redwood Commercial Funding, Inc. and Redwood Financial Services, Inc. (m)

11.1     Statement re: Computation of Per Share Earnings

21       List of Subsidiaries

23       Consent of Accountants