Form 10-K/A
period 2001-12-31
REDWOOD TRUST INC
filed 2002-04-23
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                              Amendment No.1 to

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

================================================================================

PART IV



The Company's Form 10-K Annual Report for the Fiscal Year Ended December 31, 2001 is hereby amended to add Schedule IV thereto.


Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


               (a)    Documents filed as part of this report:

                      (2)    Schedules to Consolidated Financial Statements:

                             Schedule IV

REDWOOD TRUST, INC.
 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2001



                                                                        Interest Rate               Interest           Maturity
Mortgage Loan Description/Type                                              Index                     Rate               Date

1st Lien Adjustable Rate Residential Mortgage Loans             1 Month LIBOR                     2.88% - 5.30%       2021 - 2029
1st Lien Adjustable Rate Residential Mortgage Loans             6 Month LIBOR                     2.94% - 8.33%       2021 - 2027
1st Lien Adjustable Rate Residential Mortgage Loans             1 Year CMT                        5.25% - 10.75%      2004 - 2018


   Total Residential Mortgage Loans



1st Lien Adjustable Rate Commercial Mortgage Loans              1 Month LIBOR, with interest
                                                                rate floor of 9.125% - 10.75%     9.125% - 10.75%     2002 - 2003
1st Lien Adjustable Rate Commercial Mortgage Loans              3 and 6 Month LIBOR, with
                                                                interest rate floor of 9.375%         9.375%          2003 - 2004
1st Lien Hybrid Commercial Mortgage Loans                       Fixed through March 2004; 6
                                                                Month LIBOR through maturity         10.875%             2009


    Total Commercial Mortgage Loans


                                                                                     Principal
                                                                                     Subject to
                                                                  Net Carrying       Delinquent         Face Amount
Mortgage Loan Description/Type                                       Value            Interest          of Mortgage

1st Lien Adjustable Rate Residential Mortgage Loans              394,134,407.00     1,559,038.00       391,219,634.00
1st Lien Adjustable Rate Residential Mortgage Loans              817,818,191.00     1,555,804.00       814,788,997.00
1st Lien Adjustable Rate Residential Mortgage Loans              262,909,464.00     1,946,513.00       264,459,806.00
                                                                                                     ----------------

   Total Residential Mortgage Loans                            1,474,862,062.00     5,061,355.00     1,470,468,437.00
                                                                                                     ================


1st Lien Adjustable Rate Commercial Mortgage Loans
                                                                  26,073,937.00               --        26,184,860.00
1st Lien Adjustable Rate Commercial Mortgage Loans
                                                                  15,788,616.00               --        16,099,073.00
1st Lien Hybrid Commercial Mortgage Loans
                                                                   9,221,167.00               --         9,506,357.00
                                                                                                     ----------------

    Total Commercial Mortgage Loans                               51,083,720.00               --        51,790,290.00
                                                                                                     ================

REDWOOD TRUST, INC.
 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2001
 (ALL DOLLARS IN THOUSANDS)


                                                          Residential       Commercial          Total
                                                          -----------       ----------       ----------
Mortgage Loans on Real Estate at January 1, 2001            1,130,997           76,082        1,207,079
Acquisitions                                                  674,812            1,710          676,522
Sales                                                              --           (7,731)          (7,731)
Principal Payments                                           (323,899)         (18,916)        (342,815)
Amortization                                                   (6,720)             224           (6,496)
Credit Provision                                                 (767)              --             (767)
Net Charge Offs                                                   382               --              382
Lower of Cost or Market Adjustment (Income Statement)              57             (285)            (228)
Mortgage Loans on Real Estate at December 31, 2001          1,474,862           51,084        1,525,946