Form 10-K/A
period 2001-12-31
REDWOOD TRUST INC
filed 2002-04-25
CIK 930236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                              Amendment No.2 to

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

                             Schedule IV and Report of Independent Accountants thereon

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REDWOOD TRUST, INC.


Dated:  April 24, 2002                  By:/s/ Harold F. Zagunis
                                               -----------------
                                               Harold F. Zagunis
                                               Chief Financial Officer,
                                               Secretary, Treasurer
                                               and Controller
                                              (Principal Financial and
                                               Accounting Officer)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Redwood Trust, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 26, 2002 appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Redwood Trust, Inc. also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K/A (Amendment No. 2). In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
February 26, 2002

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


    Total Commercial Mortgage Loans




                                                                  Net Carrying       Delinquent         Face Amount
Mortgage Loan Description/Type                                       Value           Principal          of Mortgage

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