Form 10-Q
period 2002-03-31
REDWOOD TRUST INC
filed 2002-05-15
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Class B Preferred Stock ($.01 par value)	902,068 as of May 10, 2002
Common Stock ($.01 par value)	15,334,537 as of May 10, 2002

REDWOOD TRUST, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Residential mortgage loans	$1,794,260	$1,474,862
Residential credit-enhancement securities	249,832	190,813
Commercial mortgage loans	49,380	51,084
Securities portfolio	609,432	683,482
Cash and cash equivalents	9,960	9,030

Total Earning Assets	2,712,864	2,409,271
Restricted cash	2,334	3,399
Accrued interest receivable	13,101	13,729
Principal receivable	9,257	7,823
Other assets	2,282	1,422

Total Assets	$2,739,838	$2,435,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$1,122,513	$796,811
Long-term debt, net	1,234,459	1,313,715
Accrued interest payable	2,224	2,569
Accrued expenses and other liabilities	6,450	6,498
Dividends payable	9,748	8,278

Total Liabilities	2,375,394	2,127,871

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible 902,068 shares authorized, issued and outstanding ($28,645 aggregate liquidation preference)	26,517	26,517
Common stock, par value $0.01 per share; 49,097,932 shares authorized; 14,624,647 and 12,661,749 issued and outstanding	146	127
Additional paid-in capital	374,854	328,668
Accumulated other comprehensive income	11,015	2,701
Cumulative earnings	71,861	59,961
Cumulative distributions to stockholders	(119,949)	(110,201)

Total Stockholders’ Equity	364,444	307,773

Total Liabilities and Stockholders’ Equity	$2,739,838	$2,435,644

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Interest Income
Residential mortgage loans	$14,125	$19,702
Residential credit-enhancement securities	6,695	2,642
Commercial mortgage loans	1,274	1,933
Securities portfolio	8,514	17,048
Cash and cash equivalents	108	312

Total interest income	30,716	41,637
Interest Expense
Short-term debt	(4,941)	(13,575)
Long-term debt	(10,661)	(17,838)

Total interest expense	(15,602)	(31,413)
Net Interest Income	15,114	10,224
Operating expenses	(3,546)	(2,980)
Other income (expense)	(543)	(156)
Net unrealized and realized market value gains (losses)	875	2,641

Net income before preferred dividend and change in accounting principle	11,900	9,729
Dividends on Class B preferred stock	(681)	(681)

Net income before change in accounting principle	11,219	9,048
Cumulative effect of adopting EITF 99-20 (See Note 2)	—	(2,368)

Net Income Available to Common Stockholders	$11,219	$6,680

Earnings per Share:
Basic Earnings Per Share:
Net income before change in accounting principle	$0.82	$1.02
Cumulative effect of adopting EITF 99-20	$—	$(0.26)
Net income	$0.82	$0.76
Diluted Earnings Per Share:
Net income before change in accounting principle	$0.80	$1.00
Cumulative effect of adopting EITF 99-20	$—	$(0.26)
Net income	$0.80	$0.74
Weighted average shares of common stock and common stock equivalents:
Basic	13,658,443	8,838,964
Diluted	14,077,405	9,065,221

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class B					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Cumulative
					Paid-In	Comprehensive	Cumulative	Distributions
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	to Stockholders	Total

Balance, December 31, 2001	902,068	$26,517	12,661,749	$127	$328,668	$2,701	$59,961	$(110,201)	$307,773

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	11,900	—	11,900
Net unrealized income on assets available-for-sale	—	—	—	—	—	8,314	—	—	8,314

Total comprehensive income	—	—	—	—	—	—	—	—	20,214
Issuance of common stock	—	—	1,962,898	19	46,186	—	—	—	46,205
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(9,067)	(9,067)

Balance, December 31, 2001	902,068	$26,517	14,624,647	$146	$374,854	$11,015	$71,861	$(119,949)	$364,444

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$11,900	$7,361
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,331	1,291
Provision for credit losses	282	184
Non-cash stock compensation	42	143
Net unrealized and realized market value (gains) losses	(875)	(2,641)
Cumulative effect of adopting EITF 99-20	—	2,368
Purchases of mortgage loans held-for-sale	(417,251)	—
Principal payments on mortgage loans held-for-sale	8,658	2,172
Net (purchases) sales of mortgage securities trading	(9,904)	(288,944)
Principal payments on mortgage securities trading	53,149	65,726
Net sales (purchases) of interest rate agreements	—	(658)
Net change in:
Accrued interest receivable	628	534
Principal receivable	(1,434)	2,549
Other assets	(991)	892
Accrued interest payable	(345)	(914)
Accrued expenses and other liabilities	(48)	1,375

Net cash used in operating activities	(352,858)	(208,562)

Cash Flows From Investing Activities:
Purchases of mortgage loans held-for-investment	(165)	—
Proceeds from sales of mortgage loans held-for-investment	—	1,660
Principal payments on mortgage loans held-for-investment	89,140	60,779
Purchases of mortgage securities available-for-sale	(92,052)	(33,814)
Proceeds from sales of mortgage securities available-for-sale	60,531	3,034
Principal payments on mortgage securities available-for-sale	11,160	1,022
Net decrease in restricted cash	1,065	79

Net cash provided by investing activities	69,679	32,760

Cash Flows From Financing Activities:
Net borrowings (repayments) on short-term debt	325,702	218,175
Proceeds from issuance of long-term debt	8,354	16,948
Repayments on long-term debt	(87,831)	(56,756)
Net proceeds from issuance of common stock	46,162	986
Dividends paid	(8,278)	(4,557)

Net cash provided by financing activities	284,109	174,796

Net increase (decrease) in cash and cash equivalents	930	(1,006)
Cash and cash equivalents at beginning of period	9,030	15,483

Cash and cash equivalents at end of period	$9,960	$14,477

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,947	$32,330

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1.     THE COMPANY

Redwood Trust, Inc. (Redwood Trust) together with its subsidiaries, is a real estate finance company. Redwood Trust’s primary business is owning, financing, and credit enhancing high-quality jumbo residential mortgage loans nationwide. Redwood Trust also finances real estate through its securities portfolio and its commercial loan portfolio. Redwood Trust’s primary source of revenue is monthly payments made by homeowners on their mortgages, and its primary expense is the cost of borrowed funds. Redwood Trust is structured as a Real Estate Investment Trust (REIT) and, therefore, the majority of net earnings are distributed to shareholders as dividends.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2002 and 2001 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of March 31, 2002 and 2001. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the year ended December 31, 2002.

The March 31, 2002 and the December 31, 2001 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation (Sequoia) and RWT Holdings, Inc. (Holdings). For financial reporting purposes, references to the Company mean Redwood Trust, Sequoia, and Holdings.

Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of Residential Mortgage Loans, are subordinated to support long-term debt in the form of collateralized mortgage bonds (Long-Term Debt) and are not available for the satisfaction of general claims of the Company. The Company’s exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia and its net equity investment in three commercial mortgage loans, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at March 31, 2002. Certain amounts for prior periods have been reclassified to conform to the March 31, 2002 presentation.

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

Fair Value. Management estimates the fair value of its financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Management’s estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 5, and 9.

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known credit losses, as well as losses inherent in Redwood’s earning assets. The reserve is based upon management’s assessment of various factors affecting its assets, including current and projected economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and adjusted as deemed necessary. The credit reserve on mortgage loans is increased by provisions, which are charged to income from operations. Summary information regarding the Reserve for Credit Losses on mortgage loans is presented in Note 4. The credit reserve on securities is established at acquisition and adjustments are made as further discussed below under EITF 99-20 and in Note 3. The Company’s actual credit losses may differ from those estimates used to establish the reserve.

Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the underlying collateral. At March 31, 2002 and December 31, 2001, the Company had no impaired mortgage loans.

EITF 99-20. During 1999, the Emerging Issues Task Force (EITF) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF 99-20 established new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline is considered to exist if there has been a decline in estimated future cash flows. The difference between the carrying value and fair value of the beneficial interest is recorded as a mark-to-market impairment loss through the income statement. Any impairment adjustments under the provisions of EITF 99-20 are recognized as mark-to-market adjustments under Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statement of Operations.

The Company adopted the provisions of EITF 99-20 effective January 1, 2001. At that date, the Company held certain beneficial interests where the current projections of cash flows were less than the cash flows anticipated at acquisition and the fair value had declined below the carrying value. Accordingly, the Company recorded a $2.4 million charge through the Statement of Operations during the quarter ended March 31, 2001 as a cumulative effect of a change in accounting principle. The mark-to-market adjustments on these beneficial interests had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders’ Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company’s balance sheet and stockholders’ equity accounts, there was no change in net carrying value of these interests upon adoption of EITF 99-20.

Risks and Uncertainties

The Company takes certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, and capital risk. In addition, there are several risks and uncertainties specific to Redwood Trust. The Company seeks to actively manage such risks while also providing stockholders an appropriate rate of return for risks taken. There can be no assurances that such risks and uncertainties are adequately provided for in the Company’s financial statements, although management has prepared these financial statements in an effort to properly present the risks taken.

Earning Assets

The Company’s earning assets consist primarily of residential and commercial real estate mortgage loans and securities (Earning Assets). Mortgage loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Purchase discounts and premiums relating to Earning Assets are amortized into interest income over the lives of the Earning Assets using the effective yield method based on projected cash flows over the life of the asset. Gains or losses on the sale of Earning Assets are based on the specific identification method. It is our intention to hold all of our loans and securities to maturity.

Mortgage Loans: Held-for-Investment

Mortgage loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of the Sequoia loans that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Commercial loans that the Company has secured financing through the term of the loan or otherwise has the intent and the ability to hold to maturity, are classified as held-for-investment.

Mortgage Loans: Held-for-Sale

Mortgage loans held-for-sale (residential and commercial) are carried at the lower of original cost or aggregate market value. Realized and unrealized gains and losses on these loans are recognized in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. Real estate owned assets of the Company are included in mortgage loans held-for-sale.

Securities: Trading

Securities trading are recorded at their estimated fair market value. Unrealized and realized gains and losses on these securities are recognized as a component of Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

Securities: Available-for-Sale

Securities available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are excluded from net income and reported as a component of Other Comprehensive Income in Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity.

Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates, and interest rates. For Residential Credit-Enhancement Securities purchased at a discount, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s original expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or the Company may take a mark-to-market earnings charge to write down the basis in the security to current market value. If future credit losses are less than the Company’s original estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards.

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

Other Assets

Other Assets on the Consolidated Balance Sheets include fixed assets, prepaid interest and other prepaid expenses.

Interest Rate Agreements

The Company maintains an overall interest-rate risk-management strategy that may incorporate the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings that may be caused by interest-rate volatility. Interest rate agreements the Company may use as part of its interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively Interest Rate Agreements). On the date an Interest Rate Agreement is entered into, the Company designates the Interest Rate Agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instruments).

The Company has elected not to seek hedge accounting under SFAS No. 133 for any of its Interest Rate Agreements through March 31, 2002. Accordingly, such instruments are designated as trading and are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. The Company may elect to seek hedge accounting based on the provisions of SFAS No. 133 in the future.

Net premiums on Interest Rate Agreements are amortized as a component of net interest income over the effective period of the Interest Rate Agreement using the effective interest method. The income or expense related to Interest Rate Agreements is recognized on an accrual basis and is included in interest expense on short-term debt in the Consolidated Statements of Operations.

Debt

Short-Term Debt and Long-Term Debt are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized deferred bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective interest method based on the maturity schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of Long-Term Debt are deferred and amortized over the estimated lives of the Long-Term Debt using the interest method, adjusted for the effects of estimated principal paydown rates.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, the Company must annually distribute at least 90% of its taxable income to stockholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year, will be deemed to have been paid by the

Company and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Therefore, the dividends declared in the fourth quarter 2001, which were paid in January 2002, are considered taxable income to stockholders in 2001, the year declared. All 2001 dividends were ordinary income to the Company’s preferred and common stockholders.

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

The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share computations.

	Three Months Ended
	March 31,

	2002	2001
(in thousands, except share data)
Numerator:
Numerator for basic and diluted earnings per share —
Net income before preferred dividend and change in accounting principle	$11,900	$9,729
Cash dividends on Class B preferred stock	(681)	(681)

Net income before change in accounting principle	11,219	9,048
Cumulative effect of adopting EITF 99-20	—	(2,368)

Basic and Diluted EPS — Net income available to common stockholders	$11,219	$6,680

Denominator:
Denominator for basic earnings per share —
Weighted average number of common shares outstanding during the period	13,658,443	8,838,964
Net effect of dilutive stock options	418,962	226,257

Denominator for diluted earnings per share	14,077,405	9,065,221

Basic Earnings Per Share:
Net income before change in accounting principle	$0.82	$1.02
Cumulative effect of adopting EITF 99-20	—	(.26)

Net income per share	$0.82	$0.76

Diluted Earnings Per Share:
Net income before change in accounting principle	$0.80	$1.00
Cumulative effect of adopting EITF 99-20	—	(.26)

Net income per share	$0.80	$0.74

The number of common equivalent shares issued by the Company that were anti-dilutive during the three months ended March 31, 2002 totaled 390,662.

Comprehensive Income

Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. At March 31, 2002 and December 31, 2001, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 is effective beginning January 1, 2002. The adoption of these statements did not have a material effect on the Company’s financial statements.

NOTE 3.     EARNING ASSETS

At March 31, 2002 and December 31, 2001, investments in Earning Assets generally consisted of interests in adjustable-rate, hybrid, or fixed-rate residential and commercial real estate mortgage loans and securities. Hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of our residential mortgage assets is twenty-five to thirty years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying mortgage loans. The original maturity of the majority of our commercial mortgage assets is three years.

At March 31, 2002 and 2001, the annualized effective yield after taking into account the amortization income or expense due to discounts and premiums and associated credit expenses on the Earning Assets was 4.92% and 7.72%, respectively, based on the reported carrying value of the assets. For the three months ended March 31, 2002 and 2001, the average balance of Earning Assets was $2.5 billion and $2.2 billion, respectively.

At March 31, 2002 and December 31, 2001, Earning Assets consisted of the following:

Residential Mortgage Loans

	March 31, 2002			December 31, 2001
	Held-for-	Held-for-		Held-for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total

Current Face	$562,261	$1,227,978	$1,790,239	$153,125	$1,317,343	$1,470,468
Unamortized Discount	(308)	—	(308)	(364)	(132)	(496)
Unamortized Premium	1,503	8,307	9,810	34	10,055	10,089

Amortized Cost	563,456	1,236,285	1,799,741	152,795	1,327,266	1,480,061
Reserve for Credit Losses	—	(5,481)	(5,481)	—	(5,199)	(5,199)

Carrying Value	$563,456	$1,230,804	$1,794,260	$152,795	$1,322,067	$1,474,862

At March 31, 2002 and December 31, 2001, residential mortgage loans with a net carrying value of $563 million and $148 million were pledged as collateral under short-term borrowing arrangements to third parties.

Residential Credit-Enhancement Securities

	March 31, 2002	December 31, 2001
	Mortgage Securities	Mortgage Securities
	Available-for-Sale	Available-for-Sale
(in thousands)
Current Face	$460,035	$353,435
Unamortized Discount	(28,058)	(25,863)
Portion Of Discount Designated As A Credit Reserve	(194,556)	(140,411)

Amortized Cost	237,421	187,161
Gross Unrealized Gains	16,204	7,174
Gross Unrealized Losses	(3,793)	(3,522)

Carrying Value	$249,832	$190,813

The Company credit enhances pools of high-quality jumbo residential mortgage loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of mortgages, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. The Company therefore commits capital that effectively forms a “guarantee” or “insurance” on the securitized pool of mortgages.

The Company’s Residential Credit-Enhancement Securities are first-loss, second-loss, and third-loss securities. First-loss securities are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss security. First-loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to the Company’s second and third loss securities provide the Company’s securities with some protection from losses, as they serve as external credit enhancement. The Company provided some level of credit enhancement on $65 billion and $52 billion of loans securitized by third parties at March 31, 2002 and December 31, 2001, respectively.

When the Company purchases residential credit enhancement interests, a portion of the discount for each security is designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s original expectations, and the fair value of the security is less than its carrying value, the Company will record a charge on the Statement of Operations to write down the basis in the security. If future credit losses exceed the Company’s original expectations, and the fair value of the security is greater than its carrying value, the yield over the remaining life of the security may be adjusted downward. If future credit losses are less than the Company’s original estimate, the yield over the remaining life of the security may be adjusted upward. At March 31, 2002 and December 31, 2001, the Company designated $195 million and $140 million as a credit reserve on its residential credit-enhancement interests, respectively.

At March 31, 2002 and December 31, 2001, Residential Credit-Enhancement Securities with a net carrying value of $66 million and $89 million, respectively, were pledged as collateral under borrowing arrangements to third parties.

Commercial Mortgage Loans

	March 31, 2002			December 31, 2001

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total
(in thousands)
Current Face	$19,271	$30,786	$50,057	$30,931	$20,860	$51,791
Unamortized Discount	(533)	(144)	(677)	(683)	(24)	(707)

Carrying Value	$18,738	$30,642	$49,380	$30,248	$20,836	$51,084

At March 31, 2002, there were no commercial mortgage loans pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2001, commercial mortgage loans with a net carrying value of $19 million were pledged as collateral under short-term borrowing arrangements to third parties. At March 31, 2002 and December 31, 2001, commercial mortgage loans held-for-investment with a net carrying value of $31 million and $21 million, respectively, were pledged as collateral under long-term borrowing arrangements to third parties.

Securities Portfolio

	March 31, 2002			December 31, 2001
		Securities			Securities
	Securities	Portfolio		Securities	Portfolio
	Portfolio	Available-		Portfolio	Available-
(in thousands)	Trading	for-Sale	Total	Trading	for-Sale	Total

Current Face	$459,536	$142,390	$601,926	$501,078	$171,877	$672,955
Unamortized Discount	(604)	(567)	(1,171)	(139)	(1,320)	(1,459)
Unamortized Premium	4,456	5,616	10,072	6,634	6,303	12,937

Amortized Cost	463,388	147,439	610,827	507,573	176,860	684,433
Gross Unrealized Gains	—	402	402	—	516	516
Gross Unrealized Losses	—	(1,797)	(1,797)	—	(1,467)	(1,467)

Carrying Value	$463,388	$146,044	$609,432	$507,573	$175,909	$683,482

Agency	$285,174	$0	$285,174	$353,523	$20,223	$373,746
Non-Agency	178,214	146,044	324,258	154,050	155,686	309,736

Carrying Value	$463,388	$146,044	$609,432	$507,573	$175,909	$683,482

For the three months ended March 31, 2002 and 2001, the Company recognized net market value gains through the Consolidated Statement of Operations of $0.9 million and $3.0 million on its securities portfolio, respectively.

At March 31, 2002 and December 31, 2001, securities portfolio assets with a net carrying value of $539 million and $592 million, respectively, were pledged as collateral under borrowing arrangements to third parties.

NOTE 4.     RESERVE FOR CREDIT LOSSES

The Reserve for Credit Losses is for Residential Mortgage Loans held-for-investment and is reflected as a component of Earning Assets on the Consolidated Balance Sheets. The following table summarizes the activity in the Reserve for Credit Losses:

	Three Months Ended
	March 31,
	2002	2001
(in thousands)
Balance at beginning of period	$5,199	$4,814
Provision for credit losses	282	184
Charge-offs	—	(30)

Balance at end of period	$5,481	$4,968

NOTE 5.     INTEREST RATE AGREEMENTS

Through March 31, 2002, the Company reports its Interest Rate Agreements at fair value, and has not elected to obtain hedge accounting treatment under SFAS No. 133 on any of its Interest Rate Agreements. At both March 31, 2002 and December 31 2001, the fair value of the Company’s Interest Rate Agreements was $0. Interest Rate Agreements are included in Other Assets on the Consolidated Balance Sheets.

During the three months ended March 31, 2002, the Company did not recognize any gains or losses on Interest Rate Agreements. During the three months ended March 31, 2001, the Company recognized net market value losses of $0.5 million on Interest Rate Agreements. The market value gains and losses are included in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

The Company generally attempts to structure its balance sheet to address many of the interest rate risks inherent in financial institutions. The Company may enter into certain Interest Rate Agreements from time to time with the objective of matching the interest rate characteristics of its assets and liabilities. At March 31, 2002, the Company was not actively using Interest Rate Agreements to hedge its portfolio of Earning Assets. The Company had two interest rate caps with strike rates based on the one month London Interbank Offered Rate (LIBOR) interest rate ranging from 7.00% to 10.10% expiring in 2002 and 2003 and two generally offsetting interest rate swaps between Redwood Trust, Sequoia and a third party financial institution. At March 31, 2002 and December 31, 2001, these generally offsetting interest rate swaps had gross notional amounts of $423.8 million and $445.1 million, respectively. The swap between Redwood and the third party financial institution required Redwood to provide collateral in the form of agency securities of $7.1 million and $6.6 million at March 31, 2002 and December 31, 2001, respectively. Sequoia did not hold collateral of the third party financial institution for its swap at March 31, 2002 or December 31, 2001.

In the future, the Company may enter into Interest Rate Agreements consisting of interest rate caps, interest rate floors, interest rate futures, options on interest rate futures, interest rate swaps, and other types of hedging instruments.

The following table summarizes the aggregate notional amounts of all of the Company’s Interest Rate Agreements as well as the credit exposure related to these instruments as of March 31, 2002 and December 31, 2001. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties. The cash and collateral held by counterparties are included in Restricted Cash or the Securities Portfolio on the Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2002	2001	2002	2001

Interest Rate Options Purchased	$8,000	$313,000	—	—
Interest Rate Swaps	423,787	445,107	$7,050	$6,645

Total	$431,787	$758,107	$7,050	$6,645

In general, the Company incurs credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, the Company has entered into Interest Rate Agreements with several different counterparties in order to diversify the credit risk exposure.

NOTE 6.     SHORT-TERM DEBT

The Company has entered into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively, Short-Term Debt) to finance of a portion of its Earning Assets.

At March 31, 2002, the Company had $1.1 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.25% and a weighted-average remaining maturity of 78 days. This debt was collateralized with $1.2 billion of Earning Assets. At December 31, 2001, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.19% and a weighted-average remaining maturity of 82 days. This debt was collateralized with $0.8 billion of Earning Assets.

At March 31, 2002 and December 31, 2001, the Short-Term Debt had the following remaining maturities:

	March 31, 2002	December 31, 2001
(in thousands)
Within 30 days	$455,140	$270,855
31 to 90 days	431,655	226,407
Over 90 days	235,718	299,549

Total Short-Term Debt	$1,122,513	$796,811

For both the three months ended March 31, 2002 and 2001, the average balance of Short-Term Debt was $0.9 billion, with a weighted-average interest cost of 2.12% and 5.91%, respectively. The maximum balance outstanding during the three months ended March 31, 2002 and 2001, was $1.1 billion and $1.0 billion, respectively. The Company continues to meet all of its debt covenants for its short-term borrowing arrangements and credit facilities.

At March 31, 2002, the Company had uncommitted facilities with credit lines in excess of $4 billion for financing AAA and AA-rated residential mortgage securities. It is the intention of the Company’s management to renew committed and uncommitted facilities as needed.

At March 31, 2002 and December 31, 2001, the Company had short-term facilities with two Wall Street Firms totaling $1.0 billion to fund Residential Mortgage Loans. At March 31, 2002 and December 31, 2001, the Company had borrowings under these facilities of $551 million and $146 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2002 and December 31, 2001, the weighted average borrowing rate under these facilities was 2.49% and 2.56%, respectively. These facilities expire in June and December 2002.

At March 31, 2002, the Company had two committed revolving mortgage warehousing credit facilities totaling $57 million to finance commercial mortgage loans. At March 31, 2002, the Company had no borrowings under these facilities. At December 31, 2001, the Company had borrowings under these facilities of $17 million. One of the facilities allows for loans to be financed to the maturity of the loan, up to three years. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2002, the weighted average borrowing rate under these facilities was 3.88%. These facilities expire in May and September 2002.

At March 31, 2002, the Company had four master repurchase agreements with two banks and two Wall Street Firms totaling $170 million. At December 31, 2001, the Company had three master repurchase agreements with a bank and two Wall Street Firms totaling $140 million. These facilities are intended to finance securities with lower than investment grade ratings. At March 31, 2002 and December 31, 2001, the Company had borrowings under these facilities of $40 million and $66 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2002 and December 31, 2001, the weighted average borrowing rate under these facilities was 2.98% and 2.92%, respectively. The Company does not intend to renew a facility expiring in May 2002. Two other facilities expire in September 2002 and February 2003. The fourth facility has a six-month term that is extended monthly. Unless notice is provided by either party the expiration on this fourth facility will remain at six months.

NOTE 7.     LONG-TERM DEBT

Through securitization, the Company issues Residential Long-Term Debt in the form of collateralized mortgage bonds secured by Residential Mortgage Loans (Residential Bond Collateral). The Residential Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 30-year residential mortgage loans secured by first liens on one- to four-family residential properties. All Residential Bond Collateral is pledged to secure repayment of the related Residential Long-Term Debt obligation. As required by the indentures relating to the Residential Long-Term Debt, the Residential Bond Collateral is held in the custody of trustees. The trustees collect principal and interest payments (less servicing and related fees) on the Residential Bond Collateral and make corresponding principal and interest payments on the Residential Long-Term Debt. The obligations under the Residential Long-Term Debt are payable solely from the Residential Bond Collateral and are otherwise non-recourse to the Company.

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

The Commercial Long-Term Debt is secured by three adjustable-rate Commercial Mortgage Loans with maturity dates in 2002 or 2003, which are secured by first liens on the related commercial mortgage properties (Commercial Loan Collateral).

The Company’s exposure to loss on the Residential Bond Collateral and the Commercial Loan Collateral is limited to its net investment, as the Residential and Commercial Long-Term Debt are non-recourse to the Company.

The components of the collateral for the Company’s Long-Term Debt are summarized as follows:

	March 31, 2002	December 31, 2001
(in thousands)
Residential Mortgage Loans:
Residential Mortgage Loans held-for-sale	$1,060	$848
Residential Mortgage Loans held-for-investment	1,230,804	1,322,067
Restricted cash	2,334	2,534
Accrued interest receivable	4,115	5,340

Total Residential Collateral	$1,238,313	$1,330,789
Commercial Mortgage Loans held-for-investment	$30,642	$20,836

Total Long-Term Debt Collateral	$1,268,955	$1,351,625

The components of the Long-Term Debt at March 31, 2002 and December 31, 2001 along with selected other information are summarized below:

	March 31, 2002	December 31, 2001
(in thousands)
Residential Long-Term Debt	$1,210,126	$1,297,958
Commercial Long-Term Debt	25,648	17,211
Unamortized premium on Long-Term Debt	1,839	2,038
Deferred bond issuance costs	(3,154)	(3,492)

Total Long-Term Debt	$1,234,459	$1,313,715

Range of weighted-average interest rates, by series — residential	2.24% to 6.78%	2.28% to 6.35%
Stated residential maturities	2017 - 2029	2017 - 2029
Number of residential series	5	5
Weighted-average interest rates — commercial	6.07%	5.09%
Stated commercial maturities	2002 - 2003	2002 - 2003
Number of commercial series	3	2

For the three months ended March 31, 2002 and 2001, the average effective interest cost for Residential Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 3.30% and 6.65%, respectively. At March 31, 2002 and December 31, 2001, accrued interest payable on Residential Long-Term Debt was $1.7 million and $1.9 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets. For the three months ended March 31, 2002 and 2001, the average balance of Residential Long-Term Debt was $1.3 billion and $1.1 billion, respectively.

At March 31, 2002 and December 31, 2001, the weighted average interest rate for Commercial Long-Term Debt was 6.07% and 5.09%, and the balance of Commercial Long-Term Debt was $25.6 million and $17.2 million, respectively.

NOTE 8.     INCOME TAXES

As a REIT, Redwood Trust can exclude dividends for taxable income and thus, effectively, may not be subject to income taxes. Holdings, the Company’s taxable REIT subsidiary, is subject to income taxes.

The current provision for income taxes for Holdings for the three months ended March 31, 2002 and 2001 was $3,200 and was a component of Operating Expenses on the Consolidated Statement of Operations. These amounts represent the minimum California franchise taxes. No additional tax provision has been recorded for the three months ended March 31, 2002 and 2001 as taxable income reported for these periods was offset by Federal and state net operating loss carryforwards from prior years. In addition, due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at March 31, 2002 and December 31, 2001. At March 31, 2002 and December 31, 2001, the deferred tax assets and associated valuation allowances were approximately $9.2 million and $9.3 million, respectively. At March 31, 2002 and December 31, 2001, Holdings had net operating loss carryforwards of approximately $24.2 million and $24.4 million for Federal tax purposes, and $10.1 million and $10.4 million for state tax purposes, respectively. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while the largest portion of the state loss carryforwards expire between 2003 and 2006.

NOTE 9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2002 and December 31, 2001.

	March 31, 2002		December 31, 2001

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Mortgage Loans
Residential: held-for-sale	$563,456	$563,456	$152,795	$152,795
Residential: held-for-investment	1,230,804	1,233,651	1,322,067	1,318,673
Commercial: held-for-sale	18,738	18,738	30,248	30,248
Commercial: held-for-investment	30,642	30,786	20,836	20,860
Mortgage Securities
Residential: trading	463,388	463,388	507,573	507,573
Residential: available-for-sale	395,876	395,876	366,722	366,722
Liabilities
Short-Term Debt	1,122,513	1,122,513	796,811	796,811
Long-Term Debt	1,234,459	1,229,561	1,313,715	1,295,323

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

NOTE 10.     STOCKHOLDERS’ EQUITY

Class B 9.74% Cumulative Convertible Preferred Stock

On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock (Preferred Stock). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem the Preferred Stock or, under certain circumstances, cause a conversion of the Preferred Stock into Common Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company’s Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. At both March 31, 2002 and December 31, 2001, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company’s Common Stock.

In March 1999, the Company’s Board of Directors approved the repurchase of up to 150,000 shares of the Company’s Preferred Stock. The Company did not repurchase any shares of Preferred Stock during the three months ended March 31, 2002 and 2001. At March 31, 2002, there remained 142,550 shares available under the authorization for repurchase.

Stock Option Plan

The Company adopted a Stock Option Plan for executive officers, employees, and non-employee directors (the Plan). The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (Awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs under the Plan.

The number of shares of Common Stock available under the Plan for options and Awards, subject to certain anti-dilution provisions, is 15% of the Company’s total outstanding shares of Common Stock. The total outstanding shares are determined as the highest number of shares outstanding prior to any stock repurchases. At March 31, 2002 and December 31, 2001, 305,404 and 299,064 shares of Common Stock, respectively, were available for grant.

Of shares of Common Stock available for grant, no more than 500,000 shares of Common Stock shall be cumulatively available for grant as ISOs. At March 31, 2002 and December 31, 2001, 459,137 and 458,537 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted. At both March 31, 2002 and December 31, 2001, 28,000 shares of restricted stock had been granted to two officers of the Company. The restrictions on 7,000 of these shares expired on January 1, 2002. The restrictions on 6.25% of the total restricted shares expire on the first day of each calendar quarter starting April 1, 2002, and continuing through January 1, 2005.

The Company has granted stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its common dividends or the market price of the Common Stock increases, stock and cash DER expenses may increase. For the three months ended March 31, 2002 and 2001, the Company accrued cash and stock DER expenses of $1.2 million and $0.7 million, respectively, which was included in Operating Expenses in the Consolidated Statement of Operations. Stock DERs represent shares of stock which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board Opinion 25. For the three months ended March 31, 2002 and 2001, the Company recognized variable stock option expense of $0.5 million and $0.2 million, respectively, which was included in Other Income (Expense) on the Consolidated Statement of Operations. The number of stock DER shares accrued was based on the level of the Company’s common stock dividends and on the price of the common stock on the related dividend payment dates. At March 31, 2002 and December 31, 2001, there were 185,166 and 181,010 unexercised options with stock DERs under the Plan, respectively. Cash DERs were accrued and paid based on the level of the Company’s common stock dividend. At March 31, 2002 and December 31, 2001, there were 1,283,984 and 1,284,222 unexercised options with cash DERs under the Plan, respectively. At March 31, 2002 and December 31, 2001, there were 151,456 and 153,269 outstanding stock options that did not have DERs, respectively.

A summary of the status of the Plan at March 31, 2002 and changes during the quarter ending on that date is presented below.

	March 31, 2002

		Weighted
		Average
		Exercise
(in thousands, except share data)	Shares	Price

Outstanding options at beginning of period	1,618,501	$22.33
Options granted	600	$26.58
Options exercised	(1,625)	$17.63
Options canceled	(1,026)	$14.38
Dividend equivalent rights earned	4,156	—

Outstanding options at end of period	1,620,606	$22.29

In March 2002, the Company’s Board of Directors approved, subject to shareholder approval, the 2002 Redwood Trust, Inc. Incentive Stock Plan (Incentive Stock Plan). The Incentive Stock Plan is intended to replace the Plan discussed above (Prior Plan) with respect to all future grants of stock-related awards.

Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Incentive Stock Plan authorizes the grant of awards with respect to a maximum number of shares equal to the sum of: (i) 400,000 shares of common stock; (ii) 299,064 shares of common stock available for future awards under the Prior Plan as of March 1, 2002; (iii) any shares of common stock that are represented by awards granted under the Prior Plan which are (A) forfeited, expire or are canceled without delivery of shares of common stock or (B) settled in cash; and (iv) any shares of common stock that are represented by awards granted under the Prior Plan which are tendered to the Company to satisfy the exercise price of options or the applicable tax withholding obligation.

In May 2002, the shareholders approved the Incentive Stock Plan.

Common Stock Repurchases

The Company’s Board of Directors approved the repurchase a total of 7,455,000 shares of the Company’s Common Stock. The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2002 and 2001. At March 31, 2002, there remained 1,000,000 shares available under the authorization for repurchase. The repurchased shares have been returned to the Company’s authorized but unissued shares of Common Stock.

Common Stock Issuances

In February 2002, the Company completed a secondary offering of 1,725,000 shares of common stock for net proceeds of $40.3 million. The Company also issued 239,119 shares of common stock through its Dividend Reinvestment and Stock Purchase Plan for net proceeds of $5.9 million during the first quarter ended March 31, 2002.

NOTE 11.     COMMITMENTS AND CONTINGENCIES

At March 31, 2002, the Company had entered into commitments to purchase $2 million of securities and $162 million of residential mortgage loans for settlement in April 2002. At March 31, 2002, the Company had entered into commitments to sell $30 million of securities.

At March 31, 2002, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases are $2.4 million and are expected to be expensed as follows: 2002 — $0.5 million; 2003 — $0.6 million; 2004 — $0.6 million; 2005 — $0.5 million; 2006 — $0.2 million.

NOTE 12.     SUBSEQUENT EVENTS

In April 2002, the Company completed a secondary offering of 575,000 shares of common stock for net proceeds of $14.9 million to fund the continued expansion of its real estate finance business.

In April 2002, the Company issued $502 million in face value of Long-Term Debt through Sequoia Mortgage Trust 6, a trust established by Sequoia. This debt is collateralized by a pool of adjustable-rate residential mortgage loans. The proceeds received from this issuance were used to pay down a portion of the Company’s Short-Term Debt.

In April 2002, the Company issued $81 million in face value of Long-Term Debt through Sequoia Mortgage Funding Company 2002-A, a trust established by Sequoia. This debt is collateralized by a pool of adjustable-rate residential mortgage securities. The proceeds received from this issuance were used to pay down a portion of the Company’s Short-Term Debt.

In May 2002, the Company’s Board of Directors declared a regular and special cash dividend for common shareholders of $0.63 per share and $0.125 per share, respectively, for the second quarter of 2002. The Board of Directors also declared a preferred cash dividend of $0.755 per share for the second quarter of 2002. The common and preferred cash dividends are payable on July 22, 2002 to shareholders of record on June 28, 2002.

In May 2002, the Company’s common shareholders approved the Incentive Stock Plan and the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The ESPP will allow eligible employees to purchase, through payroll deductions, shares of the Company’s common stock on a quarterly basis at a discount rate from the fair market value of the shares as determined under the ESPP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Throughout this Form 10-Q and other Company documents, the words “believe”, “expect”, “anticipate”, “intend”, “aim”, “will”, and similar words identify “forward-looking” statements. Actual results and the timing of certain events could differ materially from those projected in, or contemplated by, the forward-looking statements due to a number of factors, including, among other things, changes in interest rates and market values on our earning assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers, and the level of liquidity in the capital markets as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in our Annual Report on Form 10-K for the year ended December 31, 2001. Other factors not presently identified may also cause actual results to differ. Future results and changes in expectations of future results could lead to adverse changes in our dividend rate. We continuously update and revise our estimates based on actual conditions experienced. We generally do not intend to publish such revisions. No one should assume that results projected in or contemplated by the forward-looking statements included herein will prove to be accurate in the future.

This Form 10-Q contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers. In addition, some of the historical presentations contained herein have been restated to conform to current formats.

RESULTS OF OPERATIONS

Earnings and Dividend Summary and Outlook

In the first quarter of 2002, we increased our equity base through a common stock offering, improved our operating efficiencies, and further strengthened our balance sheet. As in 2001, our credit results remained excellent and we continued to increase our market share, gain new customers, and strengthen our competitive position. This growth in our high-quality residential business continued to drive our profitability.

Core earnings were $0.77 per share for the first quarter of 2002, an increase of 5% over first quarter 2001 core earnings of $0.73 per share. Core earnings were $0.76 per share in the fourth quarter 2001. Core earnings equal GAAP earnings excluding mark-to-market adjustments and non-recurring items. GAAP earnings for the first quarter of 2002 were $0.80 per share. See Table 1 for a reconciliation of GAAP earnings and core earnings.

After falling during most of 2001, short-term interest rates stabilized in the first quarter of 2002. The yield on our assets continued to fall during this period as the coupons reset to lower levels than existed at the prior resets. Our cost of funds also decreased for similar reasons. Our asset yield fell 0.49% (from 5.41% to 4.92%) from the previous quarter while our cost of funds decreased 0.74% (from 3.56% to 2.82%) and our interest rate spread increased to 2.10% from 1.85%.

Our spread increased as we continued to replace lower-yielding AAA-rated mortgage securities with higher-yielding mortgage loans and credit-enhancement securities. We believe this change in portfolio mix will continue in 2002 and will provide long-term benefits.

Our core net income for the first quarter of 2002 was $10.9 million, an increase of 66% from the $6.6 million we earned in the first quarter of 2001. Our annualized core return on common equity was 13.8% in the first quarter of 2002 and 13.8% in the first quarter of 2001. Our reported GAAP net income for the first quarter of 2002 was $11.2 million, an increase of 67% from the $6.7 million we earned in the first quarter of 2001.

As a result of an increase in our estimate of the reasonably sustainable rate of cash flow generation per share we expect in the future, we increased our regular quarterly cash dividend rate to $0.62 per common share in the first quarter of 2002 and to $0.63 per common share in the second quarter of 2002.

We believe we will continue to have a strong operating performance year in 2002; we currently expect to benefit from healthy origination volume by our customers, asset growth, improvements in asset mix, improved operational efficiencies, and favorable credit results.

Many market participants expect short-term interest rates to rise later in 2002. Relative to our earnings potential during a period of stable interest rates, rising interest rates may have both positive and negative effects on our earnings trends. A rapid or unexpected increase would be a negative factor for several quarters. Over longer periods of time, we believe higher interest rates are generally favorable for our business.

Our first goal in managing Redwood Trust’s operations is to do our best to make sure that our regular dividend rate for common shareholders remains sustainable in the long run from the cash flows generated by our assets. We believe the current regular quarterly dividend rate of $0.63 per common share is a sustainable rate, even — in most circumstances — if some business trends become less favorable or interest rates increase.

In the event we earn taxable REIT income in excess of the dividends we distribute at our regular dividend rate we may declare one or more special dividends during 2002. We declared a special dividend of $0.125 per common share in the second quarter of 2002.

We believe the longer-term trends that really matter are the strength of our credit results and the strength of our competitive market position. If these stay strong, we may be able to increase our cash flows and increase our regular dividend rate over time.

Reconciliation of GAAP Income and Core Income

The table below reconciles core earnings to reported GAAP earnings. RWT Holdings, Inc. (Holdings) was an unconsolidated subsidiary through January 1, 2001. The table below shows Holdings on an as-if-consolidated basis for 2000.

Table 1

Core Earnings and GAAP Earnings
(Presented as if Holdings was consolidated in all periods)
(all dollars in thousands)

			Variable
			Stock					Reported
		Asset	Option				Core	GAAP
		Mark-to-	Mark-to-	Closed	Reported	Average	Earnings	Earnings
	Core	Market	Market	Business	GAAP	Diluted	Per	Per
	Earnings	Adjustments	Adjustments	Units	Earnings	Shares	Share	Share

Q1: 2001	$6,563	$273	$(156)	$0	$6,680	9,065,221	$0.73	$0.74
Q2: 2001	7,384	(413)	(508)	0	6,463	9,184,195	0.80	0.70
Q3: 2001	8,188	104	(227)	0	8,065	10,752,062	0.76	0.75
Q4: 2001	9,775	(800)	(20)	0	8,955	12,888,420	0.76	0.69
Q1: 2002	10,887	875	(543)	0	11,219	14,077,405	0.77	0.80

2000	$18,585	$(2,329)	$0	$(46)	$16,210	8,902,069	$2.08	$1.82
2001	31,910	(836)	(911)	0	30,163	10,474,764	3.05	2.88

Core earnings is not a measure of earnings in accordance with generally accepted accounting principles (GAAP). It is calculated as GAAP earnings from ongoing operations less mark-to-market adjustments (on certain assets, hedges, and variable stock options) and non-recurring items. Management believes that core earnings provide relevant and useful information regarding our results of operations in addition to GAAP measures of performance. This is, in part, because market valuation adjustments on only a portion of our assets and stock options and none of our liabilities are recognized through our income statement under GAAP and these valuation adjustments may not be fully indicative of changes in market values on our balance sheet or a reliable guide to our current or future operating performance. Furthermore, gains or losses realized upon sales of assets and operating results of closed business units are generally non-recurring and any non-recurring items may also be unrepresentative of our current or future operating performance. Because all companies and analysts do not calculate non-GAAP measures such as core earnings in the same fashion, core earnings as calculated by us may not be comparable to similarly titled measures reported by other companies.

Net Interest Income

Net interest income after credit expenses rose to $15.1 million in the first quarter of 2002 from $13.2 million in the fourth quarter of 2001 and $10.2 million in the first quarter of 2001. We benefited from our continuing strategy of growth in our high-quality jumbo residential mortgage loan business, a business where we believe we have a solid competitive position and favorable long-term market trends. We also benefited from a change in asset mix as we added higher yielding assets.

Table 2

Net Interest Income After Credit Expenses
(all dollars in thousands)

			Net			Interest	Interest
			Interest			Rate	Rate	Net
	Interest		Income			Spread	Margin	Interest
	Income		After	Earning	Cost	After	After	Income/
	After Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expense	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q1: 2001	$41,637	$(31,413)	$10,224	7.72%	6.34%	1.38%	1.85%	18.83%
Q2: 2001	38,453	(27,010)	11,443	7.18%	5.45%	1.73%	2.06%	20.76%
Q3: 2001	33,172	(21,555)	11,617	6.63%	4.83%	1.80%	2.24%	18.25%
Q4: 2001	31,277	(18,091)	13,186	5.41%	3.56%	1.85%	2.22%	17.40%
Q1: 2002	30,716	(15,602)	15,114	4.92%	2.82%	2.10%	2.36%	17.69%

2000	$169,261	$(138,603)	$30,658	7.56%	6.69%	0.87%	1.33%	14.33%
2001	144,539	(98,069)	46,470	6.71%	5.04%	1.67%	2.09%	18.66%

Redwood’s primary source of debt funding is the issuance of non-recourse long-term collateralized debt through securitization transactions. Collateral assets are transferred to a special-purpose bankruptcy-remote financing trust and non-recourse securities are issued from the trust. These transactions are accounted for as financings. Thus, the securitized assets remain on our reported balance sheet (residential mortgage loans) and the securities issued remain on our balance sheet as liabilities (long-term debt).

If our securitizations had qualified as sales, our reported balance sheet (both assets and liabilities) would be substantially smaller. As a result, many of the ratios one might use to analyze our business would be different. For instance, our interest rate spread would be wider and our debt-to-equity ratio lower. Ratios calculated on this basis may be more comparable to those reported by some other financial institutions. The table below presents our interest income and interest expense on an “at-risk” basis for assets and on a recourse basis for liabilities (generally, conforming to the income statement items we would report if we accounted for our securitizations as sales rather than financings). Please also see the discussion under “Balance Sheet Leverage” below for further information.

Table 3

Income on “At-Risk” Assets and Recourse Liabilities Basis
(all dollars in thousands)

			Net			Interest	Interest
			Interest			Rate	Rate	Net
	Total Interest		Income			Spread	Margin	Interest
	Income		After	Earning	Cost	After	After	Income/
	After Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expenses	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q1: 2001	$23,799	$(13,575)	$10,224	8.51%	5.96%	2.55%	3.60%	18.83%
Q2: 2001	23,286	(11,843)	11,443	7.99%	4.91%	3.08%	3.83%	20.76%
Q3: 2001	20,458	(8,841)	11,617	7.43%	4.15%	3.28%	4.11%	18.25%
Q4: 2001	19,328	(6,142)	13,186	6.70%	2.93%	3.77%	4.49%	17.40%
Q1: 2002	20,055	(4,941)	15,114	6.30%	2.12%	4.18%	4.75%	17.69%

2000	$92,967	$(62,309)	$30,658	8.63%	6.67%	1.96%	2.76%	14.33%
2001	86,871	(40,401)	46,470	7.66%	4.53%	3.13%	4.01%	18.66%

Interest Income After Credit Expenses

Our interest income continued to decrease due to a significant decline in asset yields caused by rapidly falling short-term interest rates during 2001. The decrease in our interest income and asset yields has not resulted in a material reduction of our operating margins, however, as this decline in asset yield has been fully offset by a similar rapid decrease in our cost of borrowed funds.

The yield on our earning assets, the majority of which are adjustable-rate residential mortgage loans, fell from 7.72% in the first quarter of 2001 to 5.41% in the fourth quarter of 2001 and to 4.92% in the first quarter of 2002.

Table 4

Total Interest Income and Yields
(all dollars in thousands)

			Net
	Average		Premium	Credit	Total	Earning
	Earning	Interest	Amortization	Provision	Interest	Asset
	Assets	Income	Expense	Expense	Income	Yield

Q1: 2001	$2,156,741	$42,690	$(869)	$(184)	$41,637	7.72%
Q2: 2001	2,142,496	40,502	(1,885)	(164)	38,453	7.18%
Q3: 2001	2,001,687	35,300	(1,977)	(151)	33,172	6.63%
Q4: 2001	2,310,906	36,399	(4,854)	(268)	31,277	5.41%
Q1: 2002	2,498,565	33,977	(2,979)	(282)	30,716	4.92%

2000	$2,237,956	$172,327	$(2,335)	$(731)	$169,261	7.56%
2001	2,152,965	154,891	(9,585)	(767)	144,539	6.71%

To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate finance.

Residential Mortgage Loans

Our residential mortgage loan portfolio increased 22% in the first quarter of 2002 to $1.8 billion. We acquired $417 million residential mortgage loans during the first quarter of 2002. These acquisitions were all adjustable rate loans. We plan to continue to expand our customer base and increase our acquisitions of high-quality jumbo residential mortgage loans throughout 2002.

Table 5

Residential Mortgage Loans — Activity
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Start of Period Balances	$1,474,862	$1,354,606	$1,060,470	$1,071,819	$1,130,997
Acquisitions	417,276	207,170	391,328	76,314	0
Sales	0	0	0	0	0
Principal Payments	(95,924)	(82,676)	(96,172)	(86,511)	(58,539)
Amortization	(1,672)	(3,991)	(1,180)	(1,065)	(485)
Credit Provisions	(282)	(268)	(151)	(164)	(184)
Net Charge-Offs	0	29	311	12	30
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	0	(8)	0	65	0

End of Period Balances	$1,794,260	$1,474,862	$1,354,606	$1,060,470	$1,071,819

Most of our residential loans have coupon rates that adjust each month or each six months as a function of the one or six month LIBOR interest rate. Due to the rapid decline in these interest rates during 2001, the yield on our residential loan portfolio fell from 7.21% in the first quarter of 2001 and to 4.00% in the fourth quarter of 2001 to 3.66% in the first quarter of 2002.

Table 6

Residential Mortgage Loans — Interest Income and Yields
(all dollars in thousands)

				Annual
		Average		Mortgage		Net
	Average	Net	Average	Prepay		Premium	Credit	Total
	Principal	Premium	Credit	Rate	Interest	Amortization	Provision	Interest
	Balance	Balance	Reserve	(CPR)	Income	Expense	Expense	Income	Yield

Q1: 2001	$1,083,943	$13,519	$(4,895)	21%	$20,371	$(485)	$(184)	$19,702	7.21%
Q2: 2001	1,007,227	12,747	(5,051)	24%	17,492	(1,065)	(164)	16,263	6.41%
Q3: 2001	1,087,593	12,138	(4,950)	25%	16,583	(1,180)	(151)	15,252	5.57%
Q4: 2001	1,372,552	12,023	(5,065)	19%	18,053	(3,990)	(268)	13,795	4.00%
Q1: 2002	1,541,136	9,130	(5,342)	18%	16,079	(1,672)	(282)	14,125	3.66%

2000	$1,238,993	$15,080	$(4,408)	17%	$93,460	$(2,595)	$(731)	$90,134	7.21%
2001	1,138,482	12,646	(4,991)	22%	72,499	(6,720)	(767)	65,012	5.67%

Credit results remain excellent for our residential mortgage loan portfolio. We had no credit losses in the first quarter of 2002. At March 31, 2002, our residential mortgage loan credit reserve was $5.5 million, equal to 0.31% of the current balance of this portfolio. Credit provision expense has increased in recent quarters due to the significant acquisitions of residential mortgage loans.

Our residential loan delinquencies declined from $5.1 million at the beginning of the year to $4.9 million at the end of the first quarter of 2002. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies declined from 0.34% to 0.27% during this period. This decline in delinquency percentage is primarily due to the significant amount of recently originated whole loans acquired in the first quarter. Delinquencies and credit losses may rise in the near future as a result of a weak economy and seasoning of the loans in our portfolio.

Table 7

Residential Mortgage Loans — Credit Results
(at period end, all dollars in thousands)

				Loss Severity	Realized	Annualized	Ending
	Ending	Delinquent	Delinquent	On Liquidated	Credit	Credit Losses	Credit
	Balance	Loans	Loan %	Loans	Losses	As % of Loans	Reserve

Q1: 2001	$1,071,819	$6,371	0.59%	13%	(30)	0.01%	$4,968
Q2: 2001	1,060,470	4,913	0.46%	14%	(12)	0.01%	5,120
Q3: 2001	1,354,606	4,823	0.36%	60%	(311)	0.09%	4,960
Q4: 2001	1,474,862	5,069	0.34%	39%	(29)	0.01%	5,199
Q1: 2002	1,794,260	4,926	0.27%	0%	0	0.00%	5,481

2000	$1,130,997	$5,667	0.50%	9%	(42)	0.01%	$4,814
2001	1,474,862	5,069	0.34%	42%	(382)	0.03%	5,199

The characteristics of our loans continue to show the high-quality nature of our residential mortgage loan portfolio. At March 31, 2002, we owned 4,914 residential loans with a total value of $1.8 billion. These were all “A” quality loans at origination. All these loans were adjustable rate loans. Our average loan size was $364,360. Northern California loans were 12% of the total and Southern California loans were 11% of the total. Loans originated in 1999 or earlier were 41% of the total. On average, our residential mortgage loans had 25 months of seasoning. Loans where the original loan balance exceeded 80% loan-to-value (LTV) made up 28% of loan balances; we benefit from mortgage insurance or additional pledged collateral on all of these loans, serving to substantially lower the effective LTV on these loans. The average effective LTV at origination for our mortgage loans (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 67%. Given housing appreciation and loan amortization, we estimated the current effective LTV of our residential mortgage loans was roughly 61%.

Table 8

Residential Mortgage Loans — Loan Characteristics
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Principal Value (Face Value)	$1,790,239	$1,470,467	$1,346,346	$1,053,158	$1,063,633
Internal Credit Reserves	(5,481)	(5,199)	(4,960)	(5,120)	(4,968)
Premium (Discount) to be
Amortized	9,502	9,594	13,220	12,432	13,154

Retained Residential Loans	$1,794,260	$1,474,862	$1,354,606	$1,060,470	$1,071,819

Number of loans	4,914	4,177	3,909	3,306	3,433
Average loan size	$364	$353	$347	$321	$312
Adjustable %	100%	100%	81%	73%	71%
Hybrid %	0%	0%	19%	27%	29%
Fixed %	0%	0%	0%	0%	0%

Northern California	12%	10%	10%	13%	13%
Southern California	11%	12%	12%	10%	11%
Florida	12%	11%	11%	9%	9%
New York	7%	8%	8%	9%	8%
Georgia	7%	8%	7%	4%	5%
New Jersey	5%	5%	5%	6%	5%
Texas	4%	4%	5%	5%	5%
Other states	42%	42%	42%	44%	44%

Year 2002 origination	17%	0%	0%	0%	0%
Year 2001 origination	42%	45%	34%	7%	0%
Year 2000 origination	0%	0%	0%	0%	0%
Year 1999 origination	9%	11%	12%	17%	18%
Year 1998 origination or earlier	32%	44%	54%	76%	82%
% balance in loans>
$1mm per loan	16%	15%	14%	11%	11%

We intend to fund our mortgage loans through the issuance of long-term debt through our special purpose subsidiary, Sequoia Mortgage Funding Corporation (Sequoia). This type of financing is non-recourse to Redwood Trust. Our exposure to our $1.2 billion of long-term financed loans is limited to our investment in Sequoia, which at March 31, 2002 was $28.4 million or 2.3% of the Sequoia loan balances. Short-term funded residential mortgage loans at March 31, 2002 were $0.6 billion. We intend to permanently fund all of our residential loans with the non-recourse long-term Sequoia debt that we issue from time to time. In April 2002, we issued $502 million of long-term debt to replace the short-term debt related to $514 million of residential mortgage loans.

Residential Credit-Enhancement Securities

At March 31 2002, we owned $250 million of residential credit-enhancement securities, an increase of 31% over the $191 million we owned at December 31, 2001. These securities had below-investment-grade credit ratings and represented subordinated interests in pools of high-quality jumbo residential mortgage loans. We continue to increase our capacity to evaluate and acquire these assets and to strengthen our relationships with the sellers and servicers of these assets. At the same time, the volume of newly originated and seasoned loans undergoing securitization and available for purchase increased. We expect to continue to acquire residential credit-enhancement securities throughout 2002.

Table 9

Residential Credit-Enhancement Securities — Activity
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Start of Period Balances	$190,813	$188,283	$158,704	$100,849	$80,764
Acquisitions	59,157	17,132	27,172	61,195	20,695
Sales	(5,037)	(7,786)	0	(1,780)	0
Principal Payments	(4,270)	(3,857)	(1,895)	(1,952)	(1,022)
Amortization	366	(92)	86	161	126
Mark-To-Market (Balance Sheet)	8,758	(3,258)	4,216	223	2,654
Mark-To-Market (Income Statement)	45	391	0	8	(2,368)

End of Period Balances	$249,832	$190,813	$188,283	$158,704	$100,849

Our residential credit-enhancement securities are first-loss, second-loss, or third loss interests. First loss interests are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss interest. Our ownership of first loss interests provides credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior interests. Any first loss interests that are owned by others and that are junior to our second and third loss interests provide our interests with some principal protection from losses (they serve as external credit-enhancement).

At March 31, 2002, we owned $460 million principal (face) value of residential credit-enhancement securities at a cost basis of $237 million. After mark-to-market adjustments, our net investment in these assets, as reflected on our balance sheet, was $250 million. Over the life of the underlying mortgage loans, we expect to receive principal payments from these securities of $460 million less credit losses. We receive interest payments each month on the outstanding principal amount. Of the $210 million difference between principal value and reported value, $195 million was designated as an internal credit reserve (reflecting our estimate of future credit losses over the life of the underlying mortgages), $28 million was designated as purchase discount to be amortized into income over time, and $13 million represented positive balance sheet market valuation adjustments.

Table 10

Residential Credit-Enhancement Securities — Net Book Value
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Total principal value (face value)	$460,035	$353,435	$323,870	$266,004	$155,233
Internal credit reserves	(194,556)	(140,411)	(112,133)	(78,170)	(35,722)
Discount to be amortized	(28,058)	(25,863)	(30,365)	(31,824)	(21,137)

Net investment	237,421	187,161	181,372	156,010	98,374
Market valuation adjustments	12,411	3,652	6,911	2,694	2,475

Net book value	$249,832	$190,813	$188,283	$158,704	$100,849

First loss position, principal value	$173,990	$129,019	$105,830	$76,386	$41,156
Second loss position, principal value	127,930	96,567	84,876	67,700	37,197
Third loss position, principal value	158,115	127,849	133,164	121,918	76,880

Total principal value	$460,035	$353,435	$323,870	$266,004	$155,233

First loss position, net book value	$42,760	$29,648	$25,886	$18,956	$13,191
Second loss position, net book value	79,969	60,074	53,925	43,733	25,106
Third loss position, net book value	127,103	101,091	108,472	96,015	62,552

Total net book value	$249,832	$190,813	$188,283	$158,704	$100,849

Total interest income from our residential credit-enhancement securities increased to $6.7 million in the first quarter of 2002 from $5.4 million in the fourth quarter of 2001 and $2.6 million in the first quarter of 2001. An increase in our net investment in these securities was the principal reason for the increases in interest income.

Our credit-enhancement portfolio yield was 13.29% during the first quarter of 2002, an increase from 12.01% in the fourth quarter 2001 and 12.32% in the first quarter of 2001. Yields have been increasing over the past several quarters due to the acquisition of an increased proportion of first and second loss interests which have higher yields than third loss interests due to their higher risk levels. In addition, some of our securities have improved yields as a result of faster than anticipated prepayment speeds and/or better than expected credit performance.

Under the effective yield method, credit losses lower than (or later than) anticipated by our designated credit reserve and/or faster than anticipated long-term prepayment rates could result in increasing yields being recognized from our current portfolio. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated long-term prepayment rates could result in lower yields being recognized under the effective yield method and/or market value adjustments through our income statement under EITF 99-20. Yield and EITF 99-20 adjustments are on an asset-specific basis.

Table 11

Residential Credit-Enhancement Securities — Interest Income and Yields
(all dollars in thousands)

			Average			Net
	Average	Average	Net			Discount	Total
	Principal	Credit	Discount	Average	Coupon	Amortization	Interest
	Value	Reserve	Balance	Basis	Income	Income	Income	Yield

Q1: 2001	$135,471	$(31,415)	$(18,260)	$85,796	$2,516	$126	$2,642	12.32%
Q2: 2001	184,472	(48,845)	(21,920)	113,707	3,242	161	3,403	11.97%
Q3: 2001	296,417	(96,364)	(31,378)	168,675	5,160	86	5,246	12.44%
Q4: 2001	328,652	(121,183)	(27,914)	179,555	5,484	(92)	5,392	12.01%
Q1: 2002	389,798	(164,995)	(23,263)	201,540	6,329	366	6,695	13.29%

2000	$87,070	$(18,527)	$(9,734)	$58,809	$6,532	$1,992	$8,524	14.49%
2001	236,947	(74,763)	(24,907)	137,276	16,402	281	16,683	12.15%

Credit losses for the $65 billion portfolio that we credit enhanced at March 31, 2002 totaled $0.5 million in the first quarter of 2002. The annualized rate of credit loss was less than 1 basis point (0.01%) of the portfolio. Of this loss, $0.6 million was borne by the external credit enhancements to our positions and we had net recoveries of $0.1 million on our interests.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit-enhancement portfolio decreased from 0.24% of the current balances at the end of 2001 to 0.20% at the end of the first quarter of 2002. We expect delinquency and loss rates for our existing residential credit-enhancement securities to increase from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans. However, in periods where we have significant increases in the size of our portfolio, total delinquencies as a percent of the pool balance may decline (as occurred in the first quarter of 2002).

Table 12

Residential Credit-Enhancement Securities — Credit Results
(at period end, all dollars in thousands)

				Redwood’s
				Share of	Losses To		Total Credit
	Underlying	Delinquencies		Net	External	Total	Losses as
	Mortgage			Credit	Credit	Credit	% of Loans
	Loans	$	%	Losses	Enhancement	Losses	(annualized)

Q1: 2001	$27,081,361	$63,893	0.24%	$(55)	$(550)	$(605)	0.01%
Q2: 2001	38,278,631	98,287	0.26%	(196)	(824)	(1,020)	0.01%
Q3: 2001	49,977,641	107,821	0.22%	(192)	(407)	(599)	0.01%
Q4: 2001	51,720,856	124,812	0.24%	(321)	(571)	(892)	0.01%
Q1: 2002	64,826,605	129,849	0.20%	166	(618)	(452)	0.01%

2000	$22,633,860	$51,709	0.23%	$(758)	$(3,750)	$(4,508)	0.02%
2001	51,720,856	124,812	0.24%	(764)	(2,352)	(3,116)	0.01%

At March 2002, we had $80 million of external credit enhancements and $195 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others. Total reserves of $275 million represented 42 basis points (0.42%) of our credit-enhancement portfolio of $65 billion. Reserves, credit protection, and risks are specific to each credit-enhancement interest.

Table 13

Residential Credit-Enhancement Securities — Credit Protection
(at period end, all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Internal Credit Reserves	$194,556	$140,411	$112,133	$78,170	$35,722
External Credit Enhancement	79,924	90,224	94,745	91,004	86,600

Total Credit Protection	$274,480	$230,635	$206,878	$169,174	$122,322
As % of Total Portfolio	0.42%	0.45%	0.41%	0.44%	0.45%

The characteristics of the loans that we credit-enhance continue to show their high-quality nature. At March 31, 2002, we credit enhanced 162,502 loans in our total credit-enhancement portfolio. Of the $65 billion loan balances, 67% were fixed-rate loans, 14% were hybrid loans (loans that become adjustable 3 to 10 years after origination), and 19% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $398,900. We credit-enhanced 1,992 loans with principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $2.8 billion. Loans over $1 million were 1% of the total number of loans and 4% of the total balance of loans that we credit-enhanced at quarter-end.

The average FICO score of borrowers on residential mortgage loans underlying our residential credit-enhancement securities where FICO was obtained was 728. Borrowers with FICO scores over 720 comprised 60% of the portfolio, those with scores between 680 and 720 comprised 23%, those with scores between 620 and 680 comprised 15% and those with scores below 620 comprised 2%. In general, loans with lower FICO scores have strong compensating factors.

Many of the loans that we credit enhance are seasoned. On average, our credit-enhanced loans had 23 months of seasoning. Generally, the credit risk for seasoned loans is reduced as property values appreciate and the loan balances amortize. The current LTV ratio for seasoned loans is often much reduced from the LTV ratio at origination.

Loans with LTV’s at origination in excess of 80% made up 7% of loan balances. We benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially reduce the effective LTV on these loans. The average effective LTV at origination for all the loans we credit enhance (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 70%. Given housing appreciation and loan amortization, we estimated the average current effective LTV for these loans was roughly 63%.

Table 14

Residential Credit-Enhancement Securities — Underlying Collateral
Characteristics
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Credit-enhancement securities	$64,826,605	$51,720,856	$49,977,641	$38,278,631	$27,081,361
Number of credit-enhanced loans	162,502	133,634	132,555	105,721	77,011
Average loan size	$398	$387	$377	$362	$352
Adjustable %	19%	15%	11%	19%	28%
Hybrid %	14%	17%	19%	20%	11%
Fixed %	67%	68%	70%	61%	61%
Northern California	25%	27%	25%	26%	23%
Southern California	25%	26%	26%	28%	24%
New York	5%	5%	5%	5%	6%
Texas	4%	4%	4%	3%	4%
New Jersey	3%	3%	3%	3%	4%
Virginia	3%	3%	3%	3%	3%
Other states	35%	32%	34%	32%	36%
Year 2002 origination	1%	0%	0%	0%	0%
Year 2001 origination	55%	43%	32%	21%	7%
Year 2000 origination	8%	10%	14%	14%	21%
Year 1999 origination	17%	22%	31%	36%	29%
Year 1998 or earlier origination	19%	25%	23%	29%	43%
% balance in loans> $1mm per loan	4%	4%	3%	4%	6%

The geographic dispersion of our credit-enhancement portfolio generally mirrors that of the jumbo residential market as a whole with approximately half of our loans concentrated in California.

For the loans that we credit enhanced where the home was located in Northern California (25% of the total portfolio), at March 31, 2002 the average loan balance was $421,400, the average FICO score was 730, and the average LTV at origination was 68%. On average, these Northern California loans had 24 months of seasoning, with 1% originated in year 2002, 57% in year 2001, 5% in year 2000, and 37% in years 1999 or earlier. At March 31, 2002, 628 of these loans had principal balances in excess of $1 million; these larger loans had an average size of $1.4 million and a total loan balance of $879 million. They represented 1% of the total number of Northern California loans and 5% of the total balance of Northern California loans. Delinquencies in our Northern California residential credit-enhancement portfolio at March 31, 2002 were 0.14% of current loan balances.

For the loans that we credit enhanced where the home was located in Southern California (25% of the total portfolio), at March 31, 2002 the average loan balance was $410,800, the average FICO score was 725, and the average LTV at origination was 71%. On average, these Southern California loans had 32 months of seasoning, with 1% originated in year 2002, 46% in year 2001, 5% in year 2000, and 48% in years 1999 or earlier. At March 31, 2002, 643 of these loans had principal balances in excess of $1 million; these larger loans had an average size of $1.4 million and a total loan balance of $923 million. They represented 2% of the total number of Southern California loans and 6% of the total balance of Southern California loans. Delinquencies in our Southern California residential credit-enhancement portfolio at March 31, 2002 were 0.28% of current loan balances.

Combined Residential Loan Portfolios

The table below summarizes the credit protection of our residential mortgage loans and our residential credit-enhancement securities on a combined basis.

Table 15

Residential Portfolios — Credit Protection
(all dollars in thousands)

					Total
		Redwood’s			Credit
	Total	Residential	External	Total	Protection
	Residential	Credit	Credit	Credit	As % of
	Loans	Reserve	Enhancement	Protection	Loans

Q1: 2001	$28,153,180	$40,690	$86,600	$127,290	0.45%
Q2: 2001	39,339,101	83,290	91,004	174,294	0.44%
Q3: 2001	51,332,247	117,093	94,745	211,838	0.41%
Q4: 2001	53,195,718	145,610	90,224	235,834	0.44%
Q1: 2002	66,620,865	200,037	79,924	279,961	0.42%

2000	$23,764,857	$31,866	$86,840	$118,706	0.50%
2001	53,195,718	145,610	90,224	235,834	0.44%

The table below summarizes the credit performance of our residential mortgage loans and our residential credit-enhancement securities on a combined basis.

Table 16

Residential Portfolios — Credit Performance
(all dollars in thousands)

		Delinquencies	Redwood’s	Losses		Total
		As % of	Share of	To		Credit
		Total	Net Credit	External	Total	Losses as
		Residential	(Losses)	Credit	Credit	% of Loans
	Delinquencies	Loans	Recoveries	Enhancement	Losses	(annualized)

Q1: 2001	$70,264	0.25%	$(85)	$(550)	$(635)	0.01%
Q2: 2001	103,200	0.26%	(208)	(824)	(1,032)	0.01%
Q3: 2001	112,644	0.22%	(503)	(407)	(910)	0.01%
Q4: 2001	129,881	0.24%	(352)	(571)	(923)	0.01%
Q1: 2002	134,775	0.20%	166	(618)	(452)	0.01%

2000	$57,376	0.24%	$(799)	$(3,751)	$(4,550)	0.02%
2001	129,881	0.24%	(1,148)	(2,352)	(3,500)	0.01%

Commercial Mortgage Loans

Our commercial real estate loan portfolio decreased to $49 million at March 31, 2002 due to loan payoffs and sales over the past several quarters. We plan to acquire commercial loans and commercial loan participations later in 2002.

Table 17

Commercial Mortgage Loans — Activity
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Start of Period Balances	$51,084	$64,362	$67,043	$70,077	$76,082
Acquisitions	140	210	0	1,500	0
Sales	0	0	(2,645)	(3,573)	(1,513)
Principal Payments	(1,873)	(13,403)	(44)	(897)	(4,572)
Amortization	28	29	15	104	76
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	1	(114)	(7)	(168)	4

End of Period Balances	$49,380	$51,084	$64,362	$67,043	$70,077

The yield on our commercial mortgage loans decreased in the first quarter of 2002 due to a reduction in fees recognized at the time of loan payoff. Early payoffs resulted in the acceleration of the recognition of deferred origination fees, prepayment penalty, and exit fees. All commercial mortgage loans in our portfolio had interest rate floors, so the decline in short-term interest rates over the past year did not have a material impact on the yields on these loans.

Table 18

Commercial Mortgage Loans — Interest Income and Yields
(all dollars in thousands)

		Average
	Average	Net		Discount	Credit	Total
	Principal	Discount	Coupon	Amortization	Provision	Interest
	Value	Balance	Income	Income	Expense	Income	Yield

Q1: 2001	$73,836	$(1,208)	$1,857	$76	$0	$1,933	10.65%
Q2: 2001	70,279	(878)	1,857	104	0	1,961	11.30%
Q3: 2001	66,024	(724)	1,680	15	0	1,695	10.38%
Q4: 2001	64,851	(601)	1,862	29	0	1,891	11.77%
Q1: 2002	50,872	(702)	1,247	27	0	1,274	10.15%

2000*	$53,127	$(1,116)	$5,260	$822	$0	$6,082	11.69%
2001	68,715	(851)	7,256	224	0	7,480	11.02%

*Includes loans held at RWT Holdings, Inc., which was consolidated with our financials as of January 1, 2001.

To date, we have not experienced delinquencies or credit losses in our commercial mortgage loans nor have we established a credit reserve for our commercial loans. A slowing economy, and factors particular to each loan, could cause credit concerns and issues in the future. If this occurs, we may need to provide for future losses or reduce the reported market value for commercial mortgage loans held for sale. Other factors may also affect the market value of these loans.

Table 19

Commercial Mortgage Loans — Characteristics
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Commercial Mortgage Loans	$49,380	$51,084	$64,362	$67,043	$70,077
Number of Loans	7	8	14	16	18
Average Loan Size	$7,054	$6,386	$4,597	$4,190	$3,893
Serious Delinquency $	$0	$0	$0	$0	$0
Realized Credit losses	$0	$0	$0	$0	$0
California %	61%	59%	67%	68%	71%

Our goal is to secure long-term non-recourse debt for our commercial mortgage loans. In March 2002, we issued $8 million of long-term debt collateralized debt for our commercial real estate loans. At March 31, 2002, three of our commercial loans, totaling over $30 million of principal, were financed through long-term debt in the form of commercial loan participations. Our remaining commercial mortgage loans were financed with a combination of equity and short- and medium-term credit facilities.

Securities Portfolio

Our securities portfolio consisted of all the securities we owned with the exception of residential credit-enhancement securities (discussed separately above). At March 31, 2002, our securities portfolio consisted primarily of investment-grade residential mortgage securities held to generate interest income. We will likely acquire lower-rated and more diverse securities in the future. During the first quarter of 2002, this portfolio decreased from $683 million to $609 million. As a part of our long-term strategy, we plan to reduce short-term debt utilized to fund our securities portfolio; we expect to either reduce the size of our securities and/or to fund these securities with long-term debt. In April 2002, we issued $81 million in face value of Long-Term Debt through Sequoia Mortgage Funding Company 2002-A, a trust established by Sequoia. This debt is collateralized by a pool of adjustable-rate residential mortgage securities. The proceeds received from this issuance were used to pay down a portion of the Company’s Short-Term Debt.

Table 20

Securities Portfolio — Activity
(all dollars in thousands)

	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001	Mar. 2001

Start of Period Balances	$683,482	$608,793	$739,187	$1,000,612	$764,775
Acquisitions	76,701	147,251	47,323	16,051	310,026
Sales	(89,395)	(15,260)	(106,297)	(162,753)	(11,000)
Principal Payments	(60,040)	(53,400)	(71,692)	(113,165)	(65,726)
Premium Amortization	(1,701)	(799)	(898)	(1,086)	(586)
Mark-To-Market (Balance Sheet)	(444)	(2,034)	1,087	(94)	(6)
Mark-To-Market (Income Statement)	829	(1,069)	83	(378)	3,129

End of Period Balances	$609,432	$683,482	$608,793	$739,187	$1,000,612

Total interest income from this portfolio was $8.5 million in the first quarter of 2002, a decrease from $9.9 million in the fourth quarter of 2001 and from $17.0 million in the first quarter of 2001. This decrease was the result of lower average balances and lower yields.

The yields on this portfolio have fallen over the past several quarters due to declining short-term interest rates, as the majority of these securities represent interests in pools of adjustable-rate residential mortgage loans. We expect adjustable coupon rates to continue to decrease for the next several months, even if interest rates stabilize or rise. Actual and anticipated mortgage prepayment rates have been relatively high, further depressing yields due to the faster amortization of purchase premiums.

Table 21

Securities Portfolio — Interest Income Relativity and Yields
(all dollars in thousands)

		Average	Mortgage		Net
	Average	Net	Prepayment		Premium	Total
	Earning	Premium	Rates	Interest	Amortization	Interest
	Assets	Balance	(CPR)	Income	Expense	Income	Yield

Q1: 2001	$874,307	$10,164	19%	$17,634	$(586)	$17,048	7.71%
Q2: 2001	910,793	14,013	31%	17,648	(1,086)	16,562	7.16%
Q3: 2001	626,246	12,332	32%	11,642	(898)	10,744	6.73%
Q4: 2001	628,193	11,838	31%	10,702	(799)	9,903	6.19%
Q1: 2002	666,570	10,122	31%	10,215	(1,701)	8,514	5.03%

2000	$884,081	$8,475	20%	$68,982	$(1,776)	$67,206	7.53%
2001	758,844	12,092	28%	57,626	(3,369)	54,257	7.04%

The table below presents our securities portfolio by asset type.

Table 22

Securities Portfolio — Characteristics
(Residential Mortgage Backed Securities, unless noted)
(all dollars in thousands)

	Credit	Mar.	Dec.	Sep.	Jun.	Mar.
	Rating	2002	2001	2001	2001	2001

FNMA & FHLMC — Adjustable	“AAA”	$285,174	$353,523	$389,400	$434,732	$485,639
FNMA & FHLMC — Hybrid	“AAA”	0	20,223	0	2,828	3,096
Jumbo Prime — Adjustable	AAA or AA	157,279	144,813	138,261	243,078	451,950
Jumbo Prime — Hybrid	AAA or AA	133,456	137,926	43,775	0	0
Jumbo Prime — Fixed	AAA or AA	4,961	5,018	15,732	24,815	23,997
Subprime — Floaters	AAA or AA	20,935	14,600	14,600	14,600	19,277
Subprime — Fixed	AAA to BBB	0	600	1,050	13,026	13,062
Interest-Only — Residential	AAA	0	13	53	60	71
Interest-Only — Commercial	AAA	4,768	4,874	5,008	5,082	2,534
CBO Equity — Mixed Real Estate	B or NR	2,859	1,892	914	966	986

Total Securities Portfolio		$609,432	$683,482	$608,793	$739,187	$1,000,612
Realized Credit Losses During Quarter		$0	$0	$0	$0	$0

We owned fixed rate securities in our securities portfolio and our residential credit-enhancement securities portfolio, but not in amounts that materially exceed our equity capital base (see Table 30). We have generally avoided funding fixed rate assets with floating rate liabilities.

Interest Expense

Our cost of borrowed funds has continued to fall over the past several quarters. During the first quarter of 2002, our cost of borrowed funds was 2.82%, a decrease from 3.56% in the fourth quarter of 2001 and 6.34% in the first quarter of 2001. This decline in interest expense of our adjustable-rate debt was due to the decrease in short-term interest rates in 2001 and the stabilization of short-term interest rates thus far in 2002. Our average debt levels rose slightly from $2.0 billion in the first quarter of 2001 to $2.2 billion in the first quarter of 2002. Due to the decline in borrowing costs, our interest expenses declined from $31.4 million in the first quarter of 2001 to $15.6 million in the first quarter of 2002.

Table 23

Interest Expense
(all dollars in thousands)

		Long	Long		Short	Short
	Average	Term	Term	Average	Term	Term		Total
	Long	Debt	Debt	Short	Debt	Debt	Total	Cost
	Term	Interest	Cost of	Term	Interest	Cost of	Interest	Of
	Debt	Expense	Funds	Debt	Expense	Funds	Expense	Funds

Q1: 2001	$1,072,172	$17,838	6.65%	$910,515	$13,575	5.96%	$31,413	6.34%
Q2: 2001	1,018,646	15,167	5.96%	964,543	11,843	4.91%	27,010	5.45%
Q3: 2001	933,340	12,714	5.45%	852,341	8,841	4.15%	21,555	4.83%
Q4: 2001	1,193,050	11,949	4.01%	839,879	6,142	2.93%	18,091	3.56%
Q1: 2002	1,280,503	10,661	3.33%	931,424	4,941	2.12%	15,602	2.82%

2000	$1,137,324	$76,294	6.71%	$933,619	$62,309	6.67%	$138,603	6.69%
2001	1,054,135	57,668	5.47%	891,251	40,401	4.53%	98,069	5.04%

The table below lists our long-term debt issuance.

Table 24

Long-Term Debt Characteristics
(all dollars in thousands)

							Principal	Interest
			Original			Estimated	Outstanding	Rate At
	Debt	Issue	Issue		Stated	Callable	At Mar. 31,	Mar. 31,
Long Term Debt Issue	Rating	Date	Amount	Index	Maturity	Date	2002	2002

Sequoia 1 A1	AAA	7/29/97	$334,347	1m LIBOR	2/15/28	Called	$0	N/A
Sequoia 1 A2	AAA	7/29/97	200,000	Fed Funds	2/15/28	Called	0	N/A
Sequoia 2 A1	AAA	11/6/97	592,560	1y Treasury	3/30/29	2003	211,894	4.17%
Sequoia 2 A2	AAA	11/6/97	156,600	1m LIBOR	3/30/29	2003	55,999	2.24%
Sequoia 3 A1	AAA	6/26/98	225,459	Fixed to 12/02	5/31/28	Retired	0	N/A
Sequoia 3 A2	AAA	6/26/98	95,000	Fixed to 12/02	5/31/28	Retired	0	N/A
Sequoia 3 A3	AAA	6/26/98	164,200	Fixed to 12/02	5/31/28	2002	6,844	6.35%
Sequoia 3 A4	AAA	6/26/98	121,923	Fixed to 12/02	5/31/28	2002	121,923	6.25%
Sequoia 3 M1	AA/AAA	6/26/98	16,127	Fixed to 12/02	5/31/28	2002	16,127	6.79%
Sequoia 3 M2	A/AA	6/26/98	7,741	Fixed to 12/02	5/31/28	2002	7,741	6.79%
Sequoia 3 M3	BBB/A	6/26/98	4,838	Fixed to 12/02	5/31/28	2002	4,838	6.79%
Sequoia 1A A1	AAA	5/4/99	157,266	1m LIBOR	2/15/28	2002	50,123	2.27%
Sequoia 4 A	AAA	3/21/00	377,119	1m LIBOR	8/31/24	2005	239,279	2.26%
Commercial 1	N/A	3/30/01	8,891	1m LIBOR	11/1/02	N/A	9,010	4.84%
Commercial 2	N/A	3/30/01	8,320	1m LIBOR	10/1/03	N/A	8,320	4.84%
Sequoia 5 A	AAA	10/29/01	496,667	1m LIBOR	10/29/26	2006	481,979	2.25%
Sequoia 5 B1	AA	10/29/01	5,918	1m LIBOR	10/29/26	2006	5,918	2.70%
Sequoia 5 B2	A	10/29/01	5,146	1m LIBOR	10/29/26	2006	5,146	2.70%
Sequoia 5 B3	BBB	10/29/01	2,316	1m LIBOR	10/29/26	2006	2,316	2.70%
Commercial 3	N/A	3/1/02	8,318	1m LIBOR	7/1/03	N/A	8,318	8.63%

Total Long-Term Debt			$2,988,756				$1,235,775	3.19%

In 2001, Fitch Ratings, a credit rating agency, upgraded the credit ratings on three of our debt issues (Sequoia 3 M1 to M3). In April 2002 we issued $502 million of long-term debt through Sequoia 6.

Operating Expenses

Our ratio of operating expenses to equity decreased to 4.15% in the first quarter of 2002, from 5.49% in the first quarter of 2001. Our efficiency ratio (operating expenses divided by net interest income after credit expenses) decreased to 23% in the first quarter of 2002 from 30% in the first quarter of 2001. We expect our total operating expenses to be higher in 2002 (from the $12 million in 2001) as a result of improved performance (as a significant portion of our compensation expenses are performance based) and increased staffing due to the increase in capital and assets. Operating expenses increased 19% from the first quarter of 2001 as compared to the first quarter of 2002. However, our average total equity increased by 56% from the first quarter of 2001 as compared to the first quarter of 2002. If we continue to increase the scale of our business, we expect to continue to benefit from operating leverage, as we would expect growth in our operating expenses would be restrained relative to growth in equity and net interest income.

We report Holdings on a consolidated basis. In years prior to 2001, we accounted for our interest in Holdings as an equity investment; our losses from Holdings in these years were reported as “other income and expense.” The costs of business units that were closed are the primary expenses associated with Holdings in 2000.

Table 25

Operating Expenses
(all dollars in thousands)

			Operating			Efficiency
			Expenses	Operating		Ratio:
			Of	Expenses	Operating	Operating
	Reported	Unconsolidated	Closed	From	Expenses/	Expenses/
	Operating	Holdings	Business	Ongoing	Average	Net Interest
	Expenses	Expenses	Units	Operations	Equity	Income

Q1: 2001	$2,980	$0	$0	$2,980	5.49%	30%
Q2: 2001	3,378	0	0	3,378	6.13%	30%
Q3: 2001	2,748	0	0	2,748	4.32%	24%
Q4: 2001	2,730	0	0	2,730	3.60%	21%
Q1: 2002	3,546	0	0	3,546	4.15%	23%

2000	$7,850	$2,391	$(221)	$10,020	4.68%	33%
2001	11,836	0	0	11,836	4.75%	26%

Other Income (Expense)

In the first quarter of 2002, other income and expense primarily consisted of variable stock option expense associated with certain stock options. This expense, a type of mark-to-market expense, occurred as our stock price rose above the underlying strike price on a small portion of our outstanding stock options.

Mark-to-Market Adjustments

Changes in the market value of certain of our mortgage assets and interest rate agreements affect our GAAP earnings each quarter. For the first quarter of 2002, income statement mark-to-market adjustments totaled a positive $0.9 million. We also mark-to-market certain assets through our balance sheet; these adjustments affect our reported book value but not our earnings. Net balance sheet and income statement mark-to-market adjustments were positive $9.2 million in the first quarter of 2002. This increase in market values was due in part to favorable prepayment and credit performance on some of our residential credit-enhancement securities.

Shareholder Wealth

In the 7.5 years since the commencement of Redwood’s operations, cumulative shareholder wealth has grown at a compound rate of 18% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus reinvestment of dividends. In calculating shareholder wealth, we assumed that dividends were reinvested through the purchase of additional shares at the prevailing book value per share. With this assumption, the shareholder wealth we have created can be compared to book value per share growth at a non-REIT company that has retained its earnings and compounds book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

Book value per share was $11.67 in September 1994 when we commenced operations. We increased book value to $23.11 per share at March 31, 2002 through the retention of cash by keeping dividends lower than cash flow, net positive changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $10.49 per share, and reinvestment earnings on those dividends were $7.11 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $40.71 per share during this 7.5 year period. A company that earned an 18% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

Table 26

Shareholder Wealth
(dollars per share)

	Book	Dividends		Cumulative
	Value	Declared		Reinvestment	Cumulative
	Per	During	Cumulative	Earnings on	Shareholder
	Share	Period	Dividends	Dividends	Wealth

Sep. 1994	$11.67	$0.00	$0.00	$0.00	$11.67
Dec. 1994	10.82	0.25	0.25	0.00	11.07
Dec. 1995	12.38	0.96	1.21	0.09	13.68
Dec. 1996	16.50	1.67	2.88	1.07	20.45
Dec. 1997	21.55	2.15	5.03	3.07	29.65
Dec. 1998	20.27	0.28	5.31	2.67	28.25
Dec. 1999	20.88	0.40	5.71	3.07	29.66
Dec. 2000	21.47	1.61	7.32	4.11	32.90
Dec. 2001	22.21	2.55	9.87	6.03	38.11
Mar. 2002	23.11	0.62	10.49	7.11	40.71

Taxable Income and Dividends

We generally intend to distribute over time as preferred and common stock dividends 100% of our REIT taxable income earned at our parent company, Redwood Trust, which has elected REIT status. Our REIT taxable income may differ materially from our core earnings or reported GAAP income.

Our common stock dividend policy and distributions are set by our Board of Directors. Generally, distributions depend on our REIT taxable income, GAAP earnings, cash flows, overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. The Board of Directors may reduce our regular dividend rate when it believes it may be in the long-term interest of Redwood Trust and its shareholders to do so. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of March 31, 2002, full cumulative dividends have been paid on the Class B Preferred Stock.

Under current policy, the Board sets our regular dividend at a rate that it believes is more likely than not to be sustainable, given current expectations for cash flow generation and other factors. In years when our dividend distribution requirements exceed what we believe to be our sustainable dividend rate, the Board may declare one or more special quarterly cash dividends.

Distributions to our shareholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. All dividends declared and paid in the last three years have been ordinary income. Our Board of Directors may elect to maintain a steady dividend rate during periods of fluctuating REIT taxable income. In such event, the Board may choose to declare dividends that include a return of capital. We will generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate unrelated business taxable income (UBTI) or excess inclusion income for our shareholders; there can be no assurance that we will be successful in doing so. We annually furnish to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the Federal income tax treatment of our distributions, see “Federal Income Tax Considerations — Taxation of Holders of Redwood Trust’s Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

In addition to our valuation processes, we are active acquirers, and occasional sellers, of the assets we own and we are users of hedges. Thus, we have the ability to understand and determine changes in assumptions that are taking place in the market place, and make appropriate changes in our assumptions for valuing assets in our portfolio. In addition, we use third party sources to assist in developing our estimates. Furthermore, for many of the assets we pledge to obtain collateralized short-term borrowings, we obtain market valuations from our counter-parties on our assets in order to establish the maximum amount of borrowings.

Changes in the perceptions regarding future events can have a material impact on the value of such assets. Should such changes, or other factors, result in significant changes in the market values, our income and/or book value could be adversely affected.

We recognize revenue on our assets using the effective yield method. The use of this method requires us to project the cash flow over the remaining life of each asset. Such projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, and other factors. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate. Our current period earnings may not accurately reflect the yield to be earned on that asset for the remaining life.

We review our cash flow projections on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future asset cash flow performance are shaped by input and analysis received from external sources, internal models, and our own judgment and experience.

One significant assumption used in projecting cash flows on many of our assets, and thus our current yield, is the level and timing of credit losses that we expect to incur over the lives of these assets. We establish the level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including current and projected economic conditions, characteristics of the underlying loans, delinquency status, and external credit protection. Our actual credit losses, and the timing of these losses, may differ from those estimates used to establish the reserve. Such differences will result in different yields over the life of the asset than we may be currently reporting under GAAP. If such differences are adverse, and the market value of our assets decline below our carrying value, we may need to take current period mark-to-market charges through our income statement.

We continually review and update, as appropriate, all of our assumptions. Despite this continual review, there can be no assurance that our assumptions used to estimate cash flows, fair values, and effective yields will prove to be correct as interest rates, economic conditions, real estate conditions, and the market’s perception of the future constantly change.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash Flow

Cash flow from operations equals earnings adjusted for non-cash items such as depreciation, amortization, provisions, and mark-to-market adjustments. Free cash flow equals cash flow from operations less capital expenditures and increases in working capital. Generally, free cash flow plus principal receipts from assets are available to pay dividends, pay down debt, repurchase stock, or acquire new portfolio assets. Funds retained to support a net increase in portfolio investment generally equal free cash flow less dividends plus any net issuance of stock.

Over the past several quarters, our cash flow from operations has exceeded our earnings and our dividend distributions. In the first quarter of 2002, cash flow from operations was $14 million, consisting of earnings of $11 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $3 million. Our free cash flow, which is our cash flow from operations plus changes in working capital, property, plant, equipment, and other non-earning assets, was $13 million. In addition, we issued $46 million in common stock during the quarter through a common stock offering and our direct stock purchase and dividend reinvestment plan. We used the available cash from these sources to fund our common stock dividend of $8 million and to increase our net investment in our real estate activities by $51 million.

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

Table 27

Cash Flow
(all dollars in thousands)

				Changes In				Net
			Cash	Working				Funds
		Non-	Flow	Capital	Free	Common	(Purchase)/	Available for
	GAAP	Cash	From	And Other	Cash	Dividends	Sale	Portfolio
	Earnings	Items	Operations	Assets	Flow	Paid	Of Stock	Investing

Q1: 2001	$6,680	$1,345	$8,025	$4,515	$12,540	$(3,876)	$986	$9,650
Q2: 2001	6,463	3,004	9,467	(1,096)	8,371	(4,448)	548	4,471
Q3: 2001	8,065	2,386	10,451	366	10,817	(6,715)	50,586	54,688
Q4: 2001	8,955	6,496	15,451	562	16,013	(8,268)	33,665	41,410
Q1: 2002	11,219	2,780	13,999	(1,125)	12,874	(7,597)	46,162	51,439

2000	$16,210	$8,873	$25,083	$2,368	$27,451	$(12,488)	$428	$15,391
2001	30,163	13,231	43,394	4,347	47,741	(23,307)	85,785	110,219

Our ability to retain significant amounts of the free cash flow that we generate may be diminished in the future should our minimum dividend distribution requirements increase relative to our free cash flow (see the discussion on “Taxable Income and Dividends” above).

Short-Term Borrowings and Liquidity

A substantial majority of our short-term borrowings have maturities of one year or earlier and generally have interest rates that change monthly to a margin over or under the one month LIBOR interest rate.

Some of our short-term borrowing facilities are committed (for which we pay fees) but most are uncommitted. Our facilities are generally for a term of up to one year, although certain assets maybe funded for periods up to three years. These facilities have restrictions on pledged asset types and debt covenant tests; we continue to meet these requirements.

At March 31, 2002, we had over a dozen uncommitted facilities for short-term collateralized debt, with credit approval for $4 billion of borrowings. We have had no difficulty securing short-term borrowings on favorable terms. Outstanding borrowings under these agreements were $526 million at March 31, 2002, a decrease from $568 million at year-end 2001 due to a reduction in our securities portfolio.

We also had two short-term facilities available to fund our residential mortgage loan portfolio at March 31, 2002. These facilities totaled over $1 billion; we had $551 million outstanding borrowings at March 31, 2002, and $146 million outstanding borrowings at December 31, 2001. We anticipate using these and other new facilities as we continue to acquire whole loans in anticipation of a securitization.

We had four borrowing facilities for residential credit-enhancement securities totaling $170 million and two borrowing facilities for commercial mortgage loans totaling $57 million outstanding at March 31, 2002. Outstanding borrowings under these agreements were $40 million at March 31, 2002, a decrease from the $83 million at December 31, 2001.

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

In the first quarter of 2002, we added borrowing facilities for our residential credit-enhancement securities and our residential mortgage loans. We intend to add other borrowing facilities throughout the year. There can be no assurance that we will be able to find or retain sufficient borrowing agreements to fund our current operations or our potential acquisition opportunities.

Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed for a variety of reasons, including a decline in the market value, or a change in the acceptability to lenders, of the collateral we pledge to secure short-term borrowings. We continue to maintain liquidity reserves at or in excess of our policy levels. At March 31, 2002, we had $64 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 6% of our short-term debt balances. At December 31, 2001, we had $74 million of liquid assets, equaling 9% of our short-term debt balances.

Long-Term Debt

The $1.2 billion of long-term debt on our March 31, 2002 consolidated balance sheet was non-recourse debt. Substantially all this debt was issued through our special purpose financing subsidiary, Sequoia, and was collateralized by residential mortgage loans. The holders of our long-term debt can look only to the cash flow from the mortgages specifically collateralizing the debt for repayment. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood’s general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA-rated long-term debt of the type that we issue to fund residential loans through Sequoia is a large, global market that has been relatively stable for many years. At this time, we believe we could issue more of this debt on reasonable terms if we should choose to do so. In April 2002, we issued $502 million of long-term debt through Sequoia 6.

The remaining $26 million of our long-term debt was backed by commercial loans and was created through the sale of senior loan participations. In March 2002, we sold a senior participation on a commercial loan for $8 million. The market for senior participations on commercial loans of the types in our portfolio is limited and there can be no assurance that we will be able to sell future participations.

Equity Capital and Risk-Adjusted Capital Guidelines

Excluding short- and long-term collateralized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $308 million to $364 million in the first quarter of 2002 as a result of an equity offering totaling $40 million, $8 million in asset appreciation, $3 million in retention of cash flow, and $6 million in stock issuance through our direct stock purchase and dividend reinvestment program. We raised another $21 million of new capital through an equity offering and our direct stock purchase and dividend reinvestment program in April 2002. We will seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

The amount of assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. Our risk-adjusted capital guideline is further discussed under “Capital Risks”. At March 31, 2002, our aggregate equity capital guidelines were: 75% of residential credit-enhancement portfolio interests; 100% of net retained interests in residential loan portfolio after long-term debt issuance (Sequoia equity); 11% of short-term debt funded residential mortgage loans; 16% of securities portfolio; and 30% of commercial mortgage loan portfolio.

Our total risk-adjusted capital guideline amount for assets on our balance sheet was $342 million (12% of asset balances) at March 31, 2002. Capital required for outstanding commitments at March 31, 2002 for asset purchases settling in the second quarter of 2002 was $14 million. Thus, at March 31, 2002, our total capital committed at quarter end was $356 million, our total capital available was $364 million, and our excess capital to support growth in the second quarter of 2002 was $8 million.

Balance Sheet Leverage

As reported on our balance sheet of March 31, 2002, our equity-to-reported-assets ratio was 13% and our reported debt-to-equity ratio was 6.5 times. We believe our balance sheet is generally less leveraged than many banks, savings and loans, and other financial institutions such as Fannie Mae and Freddie Mac that are in similar real estate finance businesses.

A majority of our debt is non-recourse debt. Holders of non-recourse debt can look only to the pledged assets — and not to Redwood Trust — for repayment. Therefore, another useful measure of the leverage we employ is to compute leverage ratios comparing our equity base to our recourse debt levels and to our “at-risk” assets (our assets excluding those assets pledged to non-recourse debt). These adjustments generally conform our balance sheet to what would be reported if we accounted for our securitizations as sales rather than as financings. Total reported assets at March 31, 2002 were $2.7 billion; of these, $1.2 billion were pledged to non-recourse debt and $1.5 billion were “at-risk”. Total reported liabilities at March 31, 2002 were $2.4 billion; non-recourse debt was $1.2 billion and recourse debt was $1.1 billion. Our ratio of equity-to-at-risk-assets was 24% and our ratio of recourse-debt-to-equity was 3.1 times. Please also see “Net Interest Income” above for a discussion of our income statement as reformatted to a recourse basis.

Our long-term plan is to reduce short-term recourse debt levels, in part by replacing this debt with long-term non-recourse debt. If we are successful in this funding strategy, and we continue to grow, our reported leverage levels may increase at the same time that our recourse leverage levels may decrease.

Table 28

Leverage Ratios
(all dollars in thousands)

		Recourse		Equity	Recourse	Equity	Reported
	At	Debt		To	Debt and	To	Debt
	Risk	And Other		At-Risk	Liabilities	Reported	To
	Assets	Liabilities	Equity	Assets	To Equity	Assets	Equity

Q1: 2001	$1,226,951	$1,005,280	$221,671	18%	4.5	10%	9.3
Q2: 2001	1,099,885	875,871	224,014	20%	3.9	11%	8.3
Q3: 2001	1,387,409	1,107,557	279,852	20%	4.0	12%	7.1
Q4: 2001	1,120,061	812,288	307,773	28%	2.6	13%	6.9
Q1: 2002	1,503,744	1,139,300	364,444	24%	3.1	13%	6.5

2000	$983,097	$767,433	$215,664	22%	3.6	10%	8.7
2001	1,120,061	812,288	307,773	28%	2.6	13%	6.9

RISK MANAGEMENT

We seek to manage the risks inherent in all financial institutions — including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risks, and capital risks — in a prudent manner designed to insure Redwood’s longevity. At the same time we endeavor to provide our shareholders an opportunity to realize a steady, and rising dividend and an attractive total rate of return through stock ownership in our company. In general, we seek, to the best of our ability, to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

The majority of our credit risk comes from high-quality residential mortgage loans. This includes residential mortgage loans we own and loans we effectively “guarantee” or “insure” through acquisitions of credit-enhancement securities. We also are exposed to credit risks in our commercial mortgage loan portfolio. A small amount of our securities portfolio is currently exposed to credit risk; the bulk of this portfolio has very high credit ratings and would not normally be expected to incur credit losses. We also have credit risk with counter-parties with whom we do business.

It should be noted that the establishment of a credit reserve for GAAP or a designated credit reserve under the effective yield method does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Thus, the timing and recognition amount of credit losses for GAAP and tax, and for our earnings and our dividends, may differ. A material increase in actual credit losses may not affect our GAAP income due to our credit reserves but could materially reduce our dividend payment obligations.

The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we establish a credit reserve upon the acquisition of such assets under the effective yield method of accounting. In addition, first loss and other credit-enhancement interests that are junior to our positions that we do not own act as a form of external credit reserve for us on a specific asset basis; these interests junior to ours will absorb credit losses in the pool of underlying mortgage loans before the principal of our interest in that pool of loans will be affected. For our residential and commercial mortgage loans, we establish a credit reserve based on anticipation of losses by taking credit provisions through our income statement. Most of the assets in our securities portfolio do not have material credit risk, and, thus, no credit reserves have been established to date for these assets. When we acquire assets for this portfolio where credit risk exists, we will establish the appropriate reserve as necessary in our estimation.

Liquidity Risk

Our primary form of financing is the issuance of long-term non-recourse securitized debt that very closely matches the interest rate, prepayment rate, and maturities of our assets that we pledge to secure this debt. Once we issue this debt, our recourse exposure to the underlying assets is limited to our net investment after debt issuance. We believe this is a secure and robust form of financing that effectively eliminates liquidity risk for this portion of our balance sheet and eliminates a variety of other potential risks as well. As a part of our long-term planning, we generally intend to reduce our short-term debt levels. We expect, under our current plan, that our primary use of short-term debt will be to fund assets under accumulation for securitization.

Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. Trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. At March 31, 2002, we had $1.1 billion of short-term debt collateralized by assets. Of this debt, $526 million was collateralized by investment-grade securities, $46 million by residential credit-enhancement securities, and $551 million by high-quality residential mortgage loans under accumulation for a future securitization. If our short-term debt was called, or we could not renew lines, we may need to sell assets in a potentially unfavorable environment. There can be no assurance that such sales would satisfy our liabilities. The events of September 11, 2001 did not impact our liquidity. We have and continue to develop business continuity plans which may help preserve access to liquidity and help mitigate the effect of any disruptions to our operations in the event of certain disasters.

The table below presents our contractual obligations as of March 31, 2002. The debt appears on our balance sheet. The operating leases are commitments which are expensed as paid per terms of the contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 29

Contractual Obligations as of March 31, 2002
(all dollars in thousands)

		Stated
	Total	Maturities	Comments

Short-term debt	$1,122,513	2002	Weighted average maturity is 78 days
Long-term debt, residential	$1,208,889	2017 - 2029	Non-recourse debt amortizes as residential collateral pays down
Long-term debt, commercial	$25,570	2002 - 2003	Non-recourse debt amortizes as commercial collateral pays down
Asset purchase commitments	$163,860	2002	Most acquisitions were completed in April 2002
Operating leases	$2,452	2002 - 2005	Office rent and software licenses

Interest Rate Risk

Our strategy is to maintain an asset/liability posture that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or mortgage prepayment rates. At March 31, 2002, the interest rate characteristics of our debt closely matched the interest rate characteristics of our assets that were funded with debt. We had $2.3 billion of adjustable-rate debt matched with $2.3 billion of adjustable-rate assets. We had $364 million of equity invested primarily in fixed rate assets and working capital.

As a part of our current asset/liability strategy, we have been maintaining a slight mismatch between the interest rate adjustment periods of our adjustable-rate debt and our adjustable-rate assets. In effect, we own six-month LIBOR assets (and, to a lesser degree, one-year Treasury index assets) funded with one-month LIBOR debt. The interest rate on this debt adjusts each month to the current one-month LIBOR interest rate plus a margin. The interest rate on the six-month LIBOR assets adjusts more slowly to market conditions; each month the coupon rate on approximately one-sixth of these assets adjusts to the current six-month LIBOR interest rate plus a margin. Any single change in short-term interest rates could thus have some short-term effect on our earnings (generally, for the next two quarters). We would expect that the spread between our asset yields and our cost of borrowed funds would be more favorable in a falling short-term interest rate environment than in a rising short-term interest rate environment. This trend may be partially or fully offset over time by the equity-funded portion of our balance sheet, which would generally have increasing net interest earnings (and perhaps better credit results) in a rising rate environment. Short-term interest rates fell throughout 2001, and our earnings benefited from this pricing adjustment mismatch. We would expect our spread to narrow over the next few quarters assuming interest rates stabilize or rise.

We have achieved our desired asset/liability mix on-balance sheet. As the table below shows our variable-rate assets are generally funded with variable-rate debt and our fixed-rate assets are generally funded with equity. As a result, we have generally ceased our hedging activities. We intend to use interest rate agreements as part of our asset/liability strategy in the future to achieve our asset/liability management goals.

Table 30

Asset / Liability Matching as of March 31, 2002
(all dollars in thousands)

		One Month	One Year		Non-Interest		Total
	Asset	LIBOR	Treasury	Hybrid	Bearing		Liabilities
Asset Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Equity	And Equity

Cash (unrestricted)	$9,960	$9,960	$0	$0	$0	$0	$9,960
One Month LIBOR	955,767	955,767	0	0	0	0	955,767
Six Month LIBOR	847,829	847,829	0	0	0	0	847,829
COFI/Other ARM	84,526	84,526	0	0	0	0	84,526
One Year Treasury	443,825	231,931	211,894	0	0	0	443,825
Fixed / Hybrid<1 Yr*	41,000	15,065	0	0	0	25,935	41,000
Hybrid	195,633	0	0	0	0	195,633	195,633
Fixed	134,324	0	0	0	0	134,324	134,324
Non-Earning Assets	26,974	0	0	0	18,422	8,552	26,974

Total	$2,739,838	$2,145,078	$211,894	$0	$18,422	$364,444	$2,739,838

*	:Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

Changes in interest rates can have many effects on our business aside from those discussed in this section, including effects on our liquidity, market values, and mortgage prepayment rates.

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

Prepayments affect short-term earnings primarily through amortization of purchase premium and discount. Although we have roughly equal amounts of premium and discount, variations in a specific asset’s current and long-term estimated prepayment rates and differing accounting methods for various types of assets can cause earnings fluctuations as individual asset prepayment rates change.

Table 31

Unamortized Premium and Discount Balances
(all dollars in thousands)

			Net	Net
	Gross	Gross	Premium/	Amortization
	Premium	Discount	(Discount)	(Expense)

Q1: 2001	$29,598	$(25,809)	$3,789	$(869)
Q2: 2001	29,046	(36,230)	(7,184)	(1,885)
Q3: 2001	27,921	(34,308)	(6,387)	(1,977)
Q4: 2001	26,518	(30,562)	(4,044)	(4,852)
Q1: 2002	23,036	(32,053)	(9,017)	(3,201)
2000	$25,437	$(21,400)	$4,037	$(2,335)
2001	26,518	(30,562)	(4,044)	(9,583)

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

Market Value Risk

At March 31, 2002, we owned mortgage securities and loans totaling $1.1 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 100% had adjustable-rate coupons. At March 31, 2002, we owned $393 million of assets that were marked-to-market through our balance sheet but not our income statement. Market value fluctuations of these assets can affect the reported value of our stockholders’ equity base. Market value fluctuations for our assets not only affect our reported earnings and book value, but also can affect our liquidity, especially to the extent these assets are funded with short-term borrowings.

We currently do not have a significant number of interest rate agreements. Our interest rate agreements are reported at market value with any periodic changes reported either through the income statement or our balance sheet. To the extent we seek hedge accounting under SFAS 133, certain assets whose market value changes would not generally be reported through our income statement may have such market value changes reported through the income statement in the future.

Capital Risk

Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if the market value of our assets securing our short-term borrowings declines or the market for short-term borrowings changes in an adverse manner.

Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount, expressed as a guideline equity-to-assets ratio, to each of our mortgage assets. For short-term funded assets, this ratio may fluctuate over time, based on changes in that asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for securities rated below AA, residential credit-enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, commercial mortgage whole loans, and retained commercial mortgage junior participants are generally higher than for higher-rated securities and residential whole loans. Capital requirements for less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for our retained interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount may rise, as the potential interest rate risk of our assets would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates for mortgage assets. We measure all of our assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for our risk-adjusted capital policy, would likely fall as rates increase and as the market values of our assets, net of mark-to-market gains on hedges, decrease. Such market value declines may be temporary, as future coupon adjustments on adjustable-rate mortgage loans may help to restore some of the lost market value.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion on the quantitative disclosures about market risk, please refer to our Risk Management presentation in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. We believe our quantitative risk has not materially changed from our disclosures under Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

At March 31, 2002, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.     Changes in Securities

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

           (a) Exhibits

Exhibit 10.14.5 Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002

Exhibit 11.1 to Part I — Computation of Earnings Per Share for the three and nine months ended March 31, 2002 and March 31, 2001.

           (b) Reports

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: May 10, 2002

By:	/s/ DOUGLAS B. HANSEN

Douglas B. Hansen
President
(authorized officer of registrant)

Dated: May 10, 2002

By:	/s/ HAROLD F. ZAGUNIS

Harold F. Zagunis
Vice President, Chief Financial Officer
Secretary, Treasurer and Controller
(principal financial and accounting officer)