Form 10-Q
period 2002-06-30
REDWOOD TRUST INC
filed 2002-08-14
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13759

Redwood Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	68-0329422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

591 Redwood Highway, Suite 3100 Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Class B Preferred Stock ($.01 par value)	902,068 as of August 14, 2002
Common Stock ($.01 par value)	15,743,032 as of August 14, 2002

REDWOOD TRUST, INC.

FORM 10-Q

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements — Redwood Trust, Inc
Consolidated Balance Sheets at June 30, 2002 and December 31, 2001
Consolidated Statements of Operations for the three and six months ended June 30, 2002 and June 30, 2001
Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2002
Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002 and June 30, 2001
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except
	share data)
ASSETS
Residential mortgage loans	$2,803,556	$1,474,862
Residential credit-enhancement securities	284,759	190,813
Commercial mortgage loans	49,798	51,084
Securities portfolio	512,490	683,482
Cash and cash equivalents	13,155	9,030

Total Earning Assets	3,663,758	2,409,271
Restricted cash	113	3,399
Accrued interest receivable	17,544	13,729
Principal receivable	6,297	7,823
Other assets	2,070	1,422

Total Assets	$3,689,782	$2,435,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$1,005,003	$796,811
Long-term debt, net	2,241,600	1,313,715
Accrued interest payable	2,924	2,569
Accrued expenses and other liabilities	9,848	6,498
Dividends payable	12,477	8,278

Total Liabilities	3,271,852	2,127,871

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible 902,068 shares authorized, issued and outstanding ($28,645 aggregate liquidation preference)	26,517	26,517
Common stock, par value $0.01 per share; 49,097,932 shares authorized; 15,624,012 and 12,661,749 issued and outstanding	156	127
Additional paid-in capital	401,513	328,668
Accumulated other comprehensive income	35,826	2,701
Cumulative earnings	86,344	59,961
Cumulative distributions to stockholders	(132,426)	(110,201)

Total Stockholders’ Equity	417,930	307,773

Total Liabilities and Stockholders’ Equity	$3,689,782	$2,435,644

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except share data)
Interest Income
Residential mortgage loans	$19,601	$16,263	$33,726	$35,965
Residential credit-enhancement securities	9,006	3,403	15,701	6,045
Commercial mortgage loans	1,233	1,961	2,507	3,894
Securities portfolio	6,222	16,562	14,736	33,610
Cash and cash equivalents	190	264	298	576

Total interest income	36,252	38,453	66,968	80,090
Interest Expense
Short-term debt	(5,595)	(11,843)	(10,536)	(25,418)
Long-term debt	(12,894)	(15,167)	(23,555)	(33,005)

Total interest expense	(18,489)	(27,010)	(34,091)	(58,423)

Net Interest Income	17,763	11,443	32,877	21,667

Operating expenses	(4,536)	(3,378)	(8,082)	(6,358)
Other income (expense)	(789)	(508)	(1,332)	(664)
Net unrealized and realized market value gains (losses)	2,045	(413)	2,920	2,228

Net income before preferred dividend and change in accounting principle	14,483	7,144	26,383	16,873
Dividends on Class B preferred stock	(681)	(681)	(1,362)	(1,362)

Net income before change in accounting principle	13,802	6,463	25,021	15,511
Cumulative effect of adopting EITF 99-20 (See Note 2)	—	—	—	(2,368)

Net Income Available to Common Stockholders	$13,802	$6,463	$25,021	$13,143

Earnings per Share:
Basic Earnings Per Share:
Net income before change in accounting principle	$0.91	$0.73	$1.73	$1.75
Cumulative effect of adopting EITF 99-20	$—	$—	$—	$(0.27)
Net income	$0.91	$0.73	$1.73	$1.48

Diluted Earnings Per Share:
Net income before change in accounting principle	$0.88	$0.70	$1.68	$1.70
Cumulative effect of adopting EITF 99-20	$—	$—	$—	$(0.26)
Net income	$0.88	$0.70	$1.68	$1.44
Weighted average shares of common stock and common stock equivalents:
Basic	15,228,258	8,888,999	14,447,687	8,864,120
Diluted	15,747,048	9,184,195	14,920,053	9,121,108

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class B					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Cumulative
					Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

	(Unaudited)
	(In thousands, except share data)
Balance, December 31, 2001	902,068	$26,517	12,661,749	$127	$328,668	$2,701	$59,961	$(110,201)	$307,773

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	11,900	—	11,900
Net unrealized income on assets available-for-sale	—	—	—	—	—	8,314	—	—	8,314

Total comprehensive income	—	—	—	—	—	—	—	—	20,214
Issuance of common stock	—	—	1,962,898	19	46,186	—	—	—	46,205
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(9,067)	(9,067)

Balance, March 31, 2002	902,068	$26,517	14,624,647	$146	$374,854	$11,015	$71,861	$(119,949)	$364,444

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	14,483	—	14,483
Net unrealized income on assets available-for-sale	—	—	—	—	—	24,811	—	—	24,811

Total comprehensive income	—	—	—	—	—	—	—	—	39,294
Issuance of common stock	—	—	999,365	10	26,659	—	—	—	26,669
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(11,796)	(11,796)

Balance, June 30, 2002	902,068	$26,517	15,624,012	$156	$401,513	$35,826	$86,344	$(132,426)	$417,930

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$14,483	$7,144	$26,383	$14,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,121	2,319	4,452	3,610
Provision for credit losses	472	164	754	348
Non-cash stock compensation	61	108	103	251
Net unrealized and realized market value (gains) losses	(2,044)	413	(2,919)	(2,228)
Cumulative effect of adopting EITF 99-20	—	—	—	2,368
Net purchases of mortgage loans held-for-sale	(1,144,749)	(74,328)	(1,562,000)	(74,090)
Principal payments on mortgage loans held-for-sale	4,928	255	13,586	2,189
Net sales (purchases) of mortgage securities trading	29,259	162,753	19,355	(126,191)
Principal payments on mortgage securities trading	53,073	113,042	106,222	178,767
Net purchases of interest rate agreements	(123)	(115)	(123)	(773)
Net change in:
Accrued interest receivable	(4,443)	2,317	(3,815)	2,851
Principal receivable	2,960	(3,920)	1,526	(1,371)
Other assets	(117)	(586)	(1,108)	308
Accrued interest payable	700	(151)	355	(1,065)
Accrued expenses and other liabilities	2,240	1,146	2,192	2,521

Net cash (used in) provided by operating activities	(1,042,179)	210,561	(1,395,037)	2,000

Cash Flows From Investing Activities:
Purchases of mortgage loans held-for-investment	(470)	(100)	(635)	(100)
Proceeds from sales of mortgage loans held-for-investment	44,811	718	44,811	2,378
Principal payments on mortgage loans held-for-investment	84,707	86,617	173,847	147,396
Purchases of mortgage securities available-for-sale	(48,876)	(77,246)	(140,928)	(111,060)
Proceeds from sales of mortgage securities available-for-sale	28,440	1,772	88,971	4,806
Principal payments on mortgage securities available-for-sale	28,345	2,078	39,505	3,100
Net decrease in restricted cash	2,221	98	3,286	177

Net cash provided by investing activities	139,178	13,937	208,857	46,697

Cash Flows From Financing Activities:
Net (repayments) borrowings on short-term debt	(117,510)	(131,371)	208,192	86,804
Proceeds from issuance of long-term debt	1,141,567	85	1,149,921	17,033
Repayments on long-term debt	(134,676)	(85,099)	(222,507)	(141,856)
Net proceeds from issuance of common stock	26,563	548	72,725	1,534
Dividends paid	(9,748)	(5,129)	(18,026)	(9,686)

Net cash provided by (used in) financing activities	906,196	(220,966)	1,190,305	(46,171)

Net increase in cash and cash equivalents	3,195	3,532	4,125	2,526
Cash and cash equivalents at beginning of period	9,960	14,477	9,030	15,483

Cash and cash equivalents at end of period	$13,155	$18,009	$13,155	$18,009

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,789	$27,991	$33,736	$60,321

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

Note 2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements as of June 30, 2002 and 2001 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows as of June 30, 2002 and 2001. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001. The results for the six months ended June 30, 2002 are not necessarily indicative of the expected results for the year ended December 31, 2002.

      The June 30, 2002 and December 31, 2001 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation (Sequoia) and RWT Holdings, Inc. (Holdings). For financial reporting purposes, references to the Company mean Redwood Trust, Sequoia, and Holdings.

      Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of Residential Mortgage Loans, are subordinated to support long-term debt in the form of asset-backed securities (Long-Term Debt) and are not available for the satisfaction of general claims of the Company. The Company’s exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia and its net equity investment in three commercial mortgage loans, as the Long-Term Debt is non-recourse to the Company.

      On January 1, 2001, the Company acquired 100% of the voting common stock of Holdings for $300,000 in cash consideration from two officers of Holdings, and Holdings became a wholly-owned consolidated subsidiary of the Company. This transaction did not have a material effect on the consolidated financial statements of the Company.

      All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at June 30, 2002 and June 30, 2001. Certain amounts for prior periods have been reclassified to conform to the June 30, 2002 presentation.

Use of Estimates

      The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differ from these estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

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

      Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known credit losses, as well as losses inherent in Redwood’s earning assets. The reserve is based upon management’s assessment of various factors affecting its assets, including current and projected economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and adjusted as deemed necessary. The credit reserve on mortgage loans is increased by provisions, which are charged to income from operations. Summary information regarding the Reserve for Credit Losses on mortgage loans is presented in Note 4. The credit reserve on certain securities is established at acquisition and adjustments are made as further discussed below under EITF 99-20 and in Note 3. The Company’s actual credit losses may differ from those estimates used to establish the reserve.

      Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the underlying collateral. At June 30, 2002 and December 31, 2001, the Company had no impaired mortgage loans.

      EITF 99-20. The Emerging Issues Task Force (EITF) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets which established new income and impairment recognition standards for certain interests in securitized assets. Under the provisions of EITF 99-20, the holder of beneficial interests should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline may be considered to exist if there has been a decline in estimated future cash flows. The difference between the carrying value and fair value of the beneficial interest is recorded as a mark-to-market loss through the income statement. These adjustments under the provisions of EITF 99-20 are recognized as mark-to-market adjustments under Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statement of Operations.

      The provisions of EITF 99-20 became effective January 1, 2001. At that date, the Company held certain beneficial interests where the current projections of cash flows were less than the cash flows anticipated at acquisition and the fair value had declined below the carrying value. Accordingly, the Company recorded a $2.4 million charge through the Statement of Operations during the six months ended June 30, 2001 as a cumulative effect of a change in accounting principle. The mark-to-market adjustments on these beneficial interests had previously been recorded as unrealized losses through Accumulative Other Comprehensive Income as a component of Stockholders’ Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company’s balance sheet and stockholders’ equity accounts, there was no change in net carrying value of these interests upon adoption of EITF 99-20.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks and Uncertainties

      The Company takes certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, and capital risk. In addition, there are several risks and uncertainties specific to Redwood Trust. The Company seeks to actively manage such risks while also providing stockholders an appropriate rate of return for risks taken. There can be no assurances that such risks and uncertainties are adequately provided for in the Company’s financial statements. Management has prepared these financial statements in accordance with GAAP and in an effort to properly present the risks taken.

Earning Assets

      The Company’s earning assets consist primarily of residential and commercial real estate mortgage loans and securities (Earning Assets). Mortgage loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Purchase discounts and premiums relating to Earning Assets are amortized into interest income over the lives of the Earning Assets using the effective yield method based on projected cash flows over the life of the asset. Gains or losses on the sale of Earning Assets are based on the specific identification method. It is our intention to hold all of our loans and securities to maturity.

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

Securities: Available-for-Sale

      Securities available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are reported as a component of Other Comprehensive Income in Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. Unrealized losses on these securities as a result of EITF 99-20 adjustments are reported as a component of Net Unrealized and Realized Market Value Gains (Losses) in the Consolidated Statements of Operations.

      Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest rates. For Residential Credit-Enhancement Securities purchased at a discount, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s original expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or the Company may take a mark-to-market earnings charge to write down the basis in the security to current market value under the provisions of EITF 99-20. If future credit losses are less than the Company’s original estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

      Restricted cash of the Company may include principal and interest payments on mortgage loans or securities held as collateral for the Company’s Long-Term Debt, cash pledged as collateral on certain interest rate agreements, and cash held back from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held back from borrowers is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

Other Assets

      Other Assets on the Consolidated Balance Sheets include fixed assets, prepaid interest, and other prepaid expenses.

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

      The Company has elected not to seek hedge accounting under SFAS No. 133 for any of its Interest Rate Agreements through June 30, 2002. Accordingly, such instruments are designated as trading and are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. The Company may elect to seek hedge accounting based on the provisions of SFAS No. 133 in the future.

      Net premiums on Interest Rate Agreements are amortized as a component of net interest income over the effective period of the Interest Rate Agreement using the effective interest method. The income or expense related to Interest Rate Agreements is recognized on an accrual basis and is included in interest expense on Short-Term Debt in the Consolidated Statements of Operations. At June 30, 2002, the Company’s

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Agreements are included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

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

Income Taxes

      The Company has elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, the Company must annually distribute at least 90% of its taxable income to stockholders and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also currently intends to distribute all of its taxable income, no provision has been made for income taxes in the accompanying consolidated financial statements.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except share data)
Numerator:
Numerator for basic and diluted earnings per share —
Net income before preferred dividend and change in accounting principle	$14,483	$7,144	$26,383	$16,873
Cash dividends on Class B preferred stock	(681)	(681)	(1,362)	(1,362)

Net income before change in accounting principle	13,802	6,463	25,021	15,511
Cumulative effect of adopting EITF 99-20	—	—	—	(2,368)

Basic and Diluted EPS — Net income available to common stockholders	$13,802	$6,463	$25,021	$13,143

Denominator:
Denominator for basic earnings per share
Weighted average number of common shares outstanding during the period	15,228,258	8,888,999	14,447,687	8,864,120
Net effect of dilutive stock options	518,790	295,196	472,366	256,988

Denominator for diluted earnings per share	15,747,048	9,184,195	14,920,053	9,121,108

Basic Earnings Per Share:
Net income before change in accounting principle	$0.91	$0.73	$1.73	$1.75
Cumulative effect of adopting EITF 99-20	—	—	—	(0.27)

Net income per share	$0.91	$0.73	$1.73	$1.48
Diluted Earnings Per Share:
Net income before change in accounting principle	$0.88	$0.70	$1.68	$1.70
Cumulative effect of adopting EITF 99-20	—	—	—	(0.26)

Net income per share	$0.88	$0.70	$1.68	$1.44

      The number of common equivalent shares issued by the Company that were anti-dilutive during the three months ended June 30, 2002 totaled 400,762.

Comprehensive Income

      Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. At June 30, 2002 and December 31, 2001, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to FASB Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

Note 3.     Earning Assets

      At June 30, 2002 and December 31, 2001, investments in Earning Assets generally consisted of interests in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate mortgage loans and securities. Hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of our residential mortgage assets is twenty-five to thirty years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying mortgage loans. The original maturity of the majority of our commercial mortgage assets is three years.

      For the three and six months ended June 30, 2002 and 2001, the annualized effective yield after taking into account the amortization income or expense due to discounts and premiums and associated credit expenses on the Earning Assets was 4.71% and 4.80%, and 7.18% and 7.45%, respectively, based on the reported carrying value of the assets. For the three and six months ended June 30, 2002, the average balance of Earning Assets was $3.1 billion and $2.8 billion, respectively. For both the three and six months ended June 30, 2001, the average balance of Earning Assets was $2.1 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 30, 2002 and December 31, 2001, Earning Assets consisted of the following:

Residential Mortgage Loans

(in thousands)

	June 30, 2002			December 31, 2001

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

Current Face	$608,476	$2,187,152	$2,795,628	$153,125	$1,317,343	$1,470,468
Unamortized Discount	(320)	—	(320)	(364)	(132)	(496)
Unamortized Premium	2,731	11,470	14,201	34	10,055	10,089

Amortized Cost	610,887	2,198,622	2,809,509	152,795	1,327,266	1,480,061
Reserve for Credit Losses	—	(5,953)	(5,953)	—	(5,199)	(5,199)

Carrying Value	$610,887	$2,192,669	$2,803,556	$152,795	$1,322,067	$1,474,862

      At June 30, 2002 and December 31, 2001, residential mortgage loans with a net carrying value of $610 million and $148 million were pledged as collateral under short-term borrowing arrangements to third parties, respectively.

Residential Credit-Enhancement Securities

(in thousands)

	June 30, 2002	December 31, 2001
	Mortgage Securities	Mortgage Securities
	Available-for-Sale	Available-for-Sale

Current Face	$492,642	$353,435
Unamortized Discount	(35,745)	(25,863)
Portion Of Discount Designated As A Credit Reserve	(206,343)	(140,411)

Amortized Cost	250,554	187,161
Gross Unrealized Gains	35,563	7,174
Gross Unrealized Losses	(1,358)	(3,522)

Carrying Value	$284,759	$190,813

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

      The Company’s Residential Credit-Enhancement Securities are first-loss, second-loss, and third-loss securities. First-loss securities are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss security. First-loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to the Company’s second and third loss securities provide the Company’s securities with some protection from losses, as they serve as external credit enhancement. The Company provided some level of credit enhancement on $66 billion and $52 billion of loans securitized by third parties at June 30, 2002 and December 31, 2001, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When the Company purchases residential credit enhancement interests, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s original expectations, and the fair value of the security is less than its carrying value, the Company may record a charge on the Statement of Operations to write down the basis in the security. If future credit losses exceed the Company’s original expectations, and the fair value of the security is greater than its carrying value, the yield over the remaining life of the security may be adjusted downward. If future credit losses are less than the Company’s original estimate, the yield over the remaining life of the security may be adjusted upward. At June 30, 2002 and December 31, 2001, the Company designated $206 million and $140 million, respectively, as a credit reserve on its residential credit-enhancement interests. The credit reserves are specific to each residential credit-enhancement interest.

      At June 30, 2002 and December 31, 2001, Residential Credit-Enhancement Securities with a net carrying value of $75 million and $89 million, respectively, were pledged as collateral under borrowing arrangements to third parties.

Commercial Mortgage Loans

(in thousands)

	June 30, 2002			December 31, 2001

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

Current Face	$19,231	$31,205	$50,436	$30,931	$20,860	$51,791
Unamortized Discount	(532)	(106)	(638)	(683)	(24)	(707)

Carrying Value	$18,699	$31,099	$49,798	$30,248	$20,836	$51,084

      At June 30, 2002, there were no commercial mortgage loans pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2001, commercial mortgage loans with a net carrying value of $19 million were pledged as collateral under short-term borrowing arrangements to third parties. At June 30, 2002 and December 31, 2001, commercial mortgage loans held-for-investment with a net

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of $31 million and $21 million, respectively, were pledged as collateral under long-term borrowing arrangements to third parties.

Securities Portfolio

(in thousands)

	June 30, 2002			December 31, 2001

		Securities			Securities
	Securities	Portfolio		Securities	Portfolio
	Portfolio	Available-		Portfolio	Available-
	Trading	for-Sale	Total	Trading	for-Sale	Total

Current Face	$295,911	$206,773	$502,684	$501,078	$171,877	$672,955
Unamortized Discount	(385)	(1,472)	(1,857)	(139)	(1,320)	(1,459)
Unamortized Premium	3,698	6,343	10,041	6,634	6,303	12,937

Amortized Cost	299,224	211,644	510,868	507,573	176,860	684,433
Gross Unrealized Gains	—	1,929	1,929	—	516	516
Gross Unrealized Losses	—	(307)	(307)	—	(1,467)	(1,467)

Carrying Value	$299,224	$213,266	$512,490	$507,573	$175,909	$683,482

Agency	$236,084	$0	$236,084	$353,523	$20,223	$373,746
Non-Agency	63,140	213,266	276,406	154,050	155,686	309,736

Carrying Value	$299,224	$213,266	$512,490	$507,573	$175,909	$683,482

      For the three and six months ended June 30, 2002, the Company recognized net market value gains through the Consolidated Statement of Operations of $0.7 million and $1.5 million on its securities portfolio, respectively. For the three and six months ended June 30, 2001, the Company recognized net market value losses of $0.4 million and net market value gains of $0.4 million, respectively, through the Consolidated Statement of Operations on its securities portfolio.

      At June 30, 2002 and December 31, 2001, securities portfolio assets with a net carrying value of $458 million and $592 million, respectively, were pledged as collateral under borrowing arrangements to third parties.

Note 4.     Reserve for Credit Losses

      The Reserve for Credit Losses is for Residential Mortgage Loans held-for-investment and is reflected as a component of Earning Assets on the Consolidated Balance Sheets. The following table summarizes the activity in the Reserve for Credit Losses:

(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Balance at beginning of period	$5,481	$4,968	$5,199	$4,814
Provision for credit losses	472	164	754	348
Charge-offs	—	(12)	—	(42)

Balance at end of period	$5,953	$5,120	$5,953	$5,120

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Interest Rate Agreements

      Through June 30, 2002, the Company reports its Interest Rate Agreements at fair value, and has not elected to obtain hedge accounting treatment under SFAS No. 133 on any of its Interest Rate Agreements. As of June 30, 2002 and December 31 2001, the fair value of the Company’s Interest Rate Agreements was negative $1.2 million and $0, respectively. At June 30, 2002, the Company’s Interest Rate Agreements are included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

      During both the three and six months ended June 30, 2002, the Company recognized net market value losses of $1.3 million on Interest Rate Agreements. During the three and six months ended June 30, 2001, the Company recognized net market value gains of $0.1 million and net market value losses of $0.4 million, respectively, on Interest Rate Agreements. The market value gains and losses are included in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

      The Company generally attempts to structure its balance sheet to address many of the interest rate risks inherent in financial institutions and in the Company’s specific assets and liabilities. The Company may enter into certain Interest Rate Agreements from time to time with the objective of matching the interest rate characteristics of its assets and liabilities. At June 30, 2002 and December 31, 2001, the Company had two interest rate caps with strike rates based on the one-month London Interbank Offered Rate (LIBOR) interest rate ranging from 6.25% to 7.00% expiring in 2002 and 2003 and two generally offsetting interest rate swaps between Redwood Trust, Sequoia and a third party financial institution. At June 30, 2002, the Company had four interest rate swap agreements with third party financial institutions which paid a fixed interest rate and received three-month LIBOR interest rate. At June 30, 2002 and December 31, 2001, the two generally offsetting interest rate swaps had gross notional amounts of $407 million and $445 million, respectively. The four interest rate swap agreements with third party financial institutions had notional amounts totalling $129 million at June 30, 2002.

      In the future, the Company may enter into Interest Rate Agreements consisting of interest rate caps, interest rate floors, interest rate futures, options on interest rate futures, interest rate swaps, and other types of hedging instruments.

      The following table summarizes the aggregate notional amounts of all of the Company’s Interest Rate Agreements as well as the credit exposure related to these instruments as of June 30, 2002 and December 31, 2001. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties. The swap between Redwood and the third party financial institution required Redwood to provide collateral in the form of agency securities of $6.6 million at both June 30, 2002 and December 31, 2001. Sequoia did not hold collateral of the third party financial institution for its swap at June 30, 2002 or December 31, 2001. The cash and collateral held by counterparties are included in Restricted Cash or the Securities Portfolio on the Consolidated Balance Sheets.

(in thousands)

	Notional Amounts		Credit Exposure

	June 30,	December 31,	June 30,	December 31,
	2002	2001	2002	2001

Interest Rate Caps Purchased	$8,000	$313,000	—	—
Interest Rate Swaps	535,684	445,107	$6,563	$6,645

Total	$543,684	$758,107	$6,563	$6,645

      In general, the Company incurs credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company may not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, the Company generally enters into Interest Rate Agreements with several different counterparties in order to diversify the credit risk exposure.

Note 6.	Short-Term Debt

      The Company has entered into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively, Short-Term Debt) to finance of a portion of its Earning Assets.

      At June 30, 2002, the Company had $1.0 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.21% and a weighted-average remaining maturity of 124 days. This debt was collateralized with $1.1 billion of Earning Assets. At December 31, 2001, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.19% and a weighted-average remaining maturity of 82 days. This debt was collateralized with $0.8 billion of Earning Assets.

      At June 30, 2002 and December 31, 2001, the Short-Term Debt had the following remaining maturities:

(in thousands)
	June 30,	December 31,
	2002	2001

Within 30 days	$363,944	$270,855
31 to 90 days	28,627	226,407
Over 90 days	612,432	299,549

Total Short-Term Debt	$1,005,003	$796,811

      For both the three and six months ended June 30, 2002, the average balance of Short-Term Debt was $0.9 billion, with a weighted-average interest cost of 2.37% and 2.25%, respectively. For both the three and six months ended June 30, 2001, the average balance of Short-Term Debt was $0.9 billion, with a weighted-average interest cost of 4.82% and 5.35%, respectively. The maximum balance outstanding during both the three and six months ended June 30, 2002 was $1.2 billion. The maximum balance outstanding during both the three and six months ended June 30, 2001 was $1.0 billion. At June 30, 2002 and December 31, 2001, the Company continues to be in compliance with all of its debt covenants for all its short-term borrowing arrangements and credit facilities.

      At June 30, 2002 and December 31, 2001, the Company had uncommitted facilities with credit lines in excess of $4 billion for financing AAA and AA-rated residential mortgage securities. It is the intention of the Company’s management to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financings.

      At June 30, 2002, the Company also had short-term facilities with three Wall Street Firms totaling $1.4 billion to fund Residential Mortgage Loans. At December 31, 2001, the Company had short-term facilities with two Wall Street Firms totaling $1.0 billion to fund Residential Mortgage Loans. At June 30, 2002 and December 31, 2001, the Company had borrowings under these facilities of $592 million and $146 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2002 and December 31, 2001, the weighted average borrowing rate under these facilities was 2.35% and 2.56%, respectively. These facilities expire between March 2003 and June 2003.

      At June 30, 2002 and December 31, 2001, the Company had two committed revolving mortgage warehousing credit facilities totaling $57 million to finance commercial mortgage loans. At June 30, 2002, the Company had no borrowings under these facilities. At December 31, 2001, the Company had borrowings

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under these facilities of $17 million. One of the facilities allows for loans to be financed to the maturity of the loan, up to three years. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. These facilities expire in July 2002 and September 2002.

      At June 30, 2002, the Company had four master repurchase agreements with two banks and two Wall Street Firms totaling $170 million. At December 31, 2001, the Company had three master repurchase agreements with a bank and two Wall Street Firms totaling $140 million. These facilities are intended to finance securities with lower than investment grade ratings. In addition to these committed facilities, the Company may also finance securities with lower than investment grade ratings through non-committed borrowing arrangements. At June 30, 2002 and December 31, 2001, the Company had borrowings under its committed and non-committed facilities of $52 million and $66 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2002 and December 31, 2001, the weighted average borrowing rate under these facilities was 2.91% and 2.92%, respectively. Two of the committed facilities expire in September 2002, and a third expires in February 2003. The fourth committed facility has a six-month term that is extended monthly. Unless notice is provided by either party the expiration on this fourth facility will remain at six months.

Note 7.	Long-Term Debt

      Through securitizations, the Company issues Residential Long-Term Debt in the form of asset-backed securities secured by Residential Mortgage Loans (Residential Bond Collateral). The Residential Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential mortgage loans secured by first liens on one- to four-family residential properties. All Residential Bond Collateral is pledged to secure repayment of the related Residential Long-Term Debt obligation. As required by the governing documents relating to the Residential Long-Term Debt, the Residential Bond Collateral is held in the custody of trustees. The trustees collect principal and interest payments (less servicing and related fees) on the Residential Bond Collateral and make corresponding principal and interest payments on the Residential Long-Term Debt. The obligations under the Residential Long-Term Debt are payable solely from the Residential Bond Collateral and are otherwise non-recourse to the Company.

      Each series of Residential Long-Term Debt consists of various classes of bonds at variable rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related Residential Bond Collateral. Each series is also subject to redemption according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of a Residential Long-Term Debt series is likely to occur earlier than its stated maturity.

      During the second quarter of 2002, the Company issued $80 million of Long-Term Debt secured by Residential Mortgage Securities with stated maturities of 2029 and 2030. The maturity of this Long-Term Debt is directly affected by the rate of principal prepayments on the related Residential Mortgage Securities. As a result, the actual maturity of any class of this Long-Term Debt is likely to occur earlier than its stated maturity.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the collateral for the Company’s Long-Term Debt are summarized as follows:

(in thousands)

	June 30,	December 31,
	2002	2001

Residential Mortgage Loans:
Residential Mortgage Loans held-for-sale	$944	$848
Residential Mortgage Loans held-for-investment	2,192,669	1,322,067
Residential Mortgage Securities available-for-sale	77,426	—
Restricted cash	66	2,534
Accrued interest receivable	6,911	5,340

Total Residential Collateral	$2,278,016	$1,330,789
Commercial Mortgage Loans held-for-investment	$31,099	$20,836

Total Long-Term Debt Collateral	$2,309,115	$1,351,625

      The components of the Long-Term Debt at June 30, 2002 and December 31, 2001 along with selected other information are summarized below:

(in thousands)

	June 30,	December 31,
	2002	2001

Residential Long-Term Debt	$2,221,135	$1,297,958
Commercial Long-Term Debt	25,637	17,211
Unamortized premium on Long-Term Debt	1,741	2,038
Deferred bond issuance costs	(6,913)	(3,492)

Total Long-Term Debt	$2,241,600	$1,313,715

Range of weighted-average interest rates, by series — residential	2.16% to 6.77%	2.28% to 6.35%
Stated residential maturities	2024 – 2032	2024 – 2029
Number of residential series	7	5
Weighted-average interest rates — commercial	6.07%	5.09%
Stated commercial maturities	2002 – 2003	2002 – 2003
Number of commercial series	3	2

      For the three and six months ended June 30, 2002, the average balance of Residential Long-Term Debt was $1.8 billion and $1.5 billion, respectively. For both the three and six months ended June 30, 2001, the average balance of Residential Long-Term Debt was $1.0 billion. For the three and six months ended June 30, 2002, the average effective interest cost for Residential Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 2.81% and 3.01%, respectively. For the three and six months ended June 30, 2001, the average effective interest cost for Residential Long-Term Debt, as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses, was 5.96% and 6.32%, respectively. At both June 30, 2002 and December 31, 2001, accrued interest payable on Residential Long-Term Debt was $1.9 million, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 30, 2002 and December 31, 2001, the weighted average interest rate for Commercial Long-Term Debt was 6.07% and 5.09%, and the balance of Commercial Long-Term Debt was $25.6 million and $17.2 million, respectively.

Note 8.	Income Taxes

      As a REIT, Redwood Trust can exclude dividends for taxable income and thus, effectively, may not be subject to income taxes. Holdings, the Company’s taxable REIT subsidiary, is subject to income taxes.

      The current provision for income taxes for Holdings for the three and six months ended June 30, 2002 and 2001 was $3,200 and was a component of Operating Expenses on the Consolidated Statement of Operations. These amounts represent the minimum California franchise taxes. No additional tax provision has been recorded for the three and six months ended June 30, 2002 and 2001 as taxable income reported for these periods was offset by Federal and state net operating loss carryforwards from prior years. In addition, due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, the deferred tax assets and associated valuation allowances were approximately $9.2 million and $9.3 million, respectively. At June 30, 2002 and December 31, 2001, Holdings had net operating loss carryforwards of approximately $24.1 million and $24.4 million for Federal tax purposes, and $10.1 million and $10.4 million for state tax purposes, respectively. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while the largest portion of the state loss carryforwards expire between 2003 and 2006.

Note 9.	Fair Value of Financial Instruments

      The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2002 and December 31, 2001.

(in thousands)

	June 30, 2002		December 31, 2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Mortgage Loans
Residential: held-for-sale	$609,942	$609,942	$152,795	$152,795
Residential: held-for-investment	2,193,614	2,197,335	1,322,067	1,318,673
Commercial: held-for-sale	18,699	18,699	30,248	30,248
Commercial: held-for-investment	31,099	31,099	20,836	20,860
Mortgage Securities
Residential: trading	299,224	299,224	507,573	507,573
Residential: available-for-sale	498,025	498,025	366,722	366,722
Liabilities
Short-Term Debt	1,005,003	1,005,003	796,811	796,811
Long-Term Debt	2,241,600	2,260,425	1,313,715	1,295,323

      The carrying values of all other financial instruments as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

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

      Effective October 1, 1999, the Company can either redeem the Preferred Stock or, under certain circumstances, cause a conversion of the Preferred Stock into Common Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company’s Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. At both June 30, 2002 and December 31, 2001, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company’s Common Stock.

      In March 1999, the Company’s Board of Directors approved the repurchase of up to 150,000 shares of the Company’s Preferred Stock. The Company did not repurchase any shares of Preferred Stock during the three and six months ended June 30, 2002 and 2001. At June 30, 2002, there remained 142,550 shares available under the authorization for repurchase.

Stock Option Plan

      In March 2002, the Company adopted an Incentive Stock Plan for executive officers, employees, and non-employee directors (the Plan) which was approved by the Company’s shareholders in May 2002. The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (Awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit the Company’s compensation committee to grant and certify awards which qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code, however not all awards may so qualify. This plan replaced the Company’s prior stock option plan. At June 30, 2002 and December 31, 2001, 676,116 and 299,064 shares of Common Stock, respectively, were available for grant.

      Of shares of Common Stock available for grant, no more than 963,637 shares of Common Stock are cumulatively available for grant as ISOs. At June 30, 2002 and December 31, 2001, 463,937 and 458,537 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted.

      As of December 31, 2001, 28,000 shares of restricted stock had been granted to two officers of the Company. At June 30, 2002, restrictions on 8,750 of these shares had lapsed. The restrictions on the remaining 19,250 shares lapse in equal increments on the first day of each calendar quarter from July 1, 2002 through January 1, 2005. As of June 30, 2002, no other restricted shares had been awarded.

      The Company has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its common, stock and cash DER expenses may increase. For the three and six months ended June 30, 2002, the Company accrued cash and stock DER expenses of $1.7 million and $2.9 million, respectively. For the three and six months ended June 30, 2001, the Company accrued cash and

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock DER expenses of $1.0 million and $1.7 million, respectively. Stock and cash DERs are included in Operating Expenses in the Consolidated Statement of Operations.

      Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options causing the underlying stock options to be considered variable stock awards under the provisions of Accounting Principles Board Opinion 25. In addition to the stock DER expense on these options, for the three and six months ended June 30, 2002, the Company recognized variable stock option expense of $0.8 million and $1.3 million, respectively. For the three and six months ended June 30, 2001, the Company recognized variable stock option expense of $0.5 million and $0.7 million, respectively. Variable stock option expense is included in Other Income (Expense) on the Consolidated Statement of Operations.

      The number of stock DER shares accrued are based on the level of the Company’s common stock dividends and on the price of the common stock on the related dividend payment dates. At June 30, 2002 and December 31, 2001, there were 187,031 and 181,010 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued and paid based on the level of the Company’s common stock dividend. At June 30, 2002 and December 31, 2001, there were 1,295,479 and 1,284,222 unexercised options with cash DERs under the Plan, respectively. At June 30, 2002 and December 31, 2001, there were 150,410 and 153,269, respectively, outstanding stock options that did not have DERs.

      A summary of the status of the Plan at June 30, 2002 and changes during the three and six months ended is presented below.

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding options at beginning of period	1,620,606	$22.29	1,618,501	$22.33
Options granted	17,300	$28.82	17,900	$28.75
Options exercised	(10,456)	$17.18	(12,078)	$17.24
Options canceled	—	—	(1,029)	$14.34
Dividend equivalent rights earned	5,470	—	9,626	—

Outstanding options at end of period	1,632,920	$22.31	1,632,920	$22.31

Employee Stock Purchase Plan

      In May 2002, the Company’s common shareholders approved the Employee Stock Purchase Plan (ESPP). The ESPP will allow eligible employees to purchase, beginning July 1, 2002, through payroll deductions, shares of the Company’s common stock on a quarterly basis at a discount rate from the fair market value of the shares as determined under the ESPP.

Common Stock Repurchases

      The Company’s Board of Directors approved the repurchase a total of 7,455,000 shares of the Company’s Common Stock. The Company did not repurchase any shares of Common Stock during the three and six months ended June 30, 2002 and 2001. At June 30, 2002, there remained 1,000,000 shares available under the authorization for repurchase. The repurchased shares have been returned to the Company’s authorized but unissued shares of Common Stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Issuances

      In February and April 2002, the Company completed secondary offerings of 1,725,000 and 575,000 shares of common stock for net proceeds of $40.3 million and $14.9 million, respectively. The Company also issued 414,621 and 653,740 shares of common stock, through its Dividend Reinvestment and Stock Purchase Plan for net proceeds of $11.5 million and $17.5 million, respectively, during the three and six months ended June 30, 2002.

Note 11.     Commitments and Contingencies

      At June 30, 2002, the Company had entered into commitments to purchase $5 million of securities and $99 million of residential mortgage loans for settlement in July 2002.

      At June 30, 2002, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases are $2.3 million and are expected to be expensed as follows: 2002 — $0.4 million; 2003 — $0.6 million; 2004 — $0.6 million; 2005 — $0.5 million; 2006 — $0.2 million.

Note 12.     Subsequent Events

      In July 2002, the Company issued $634 million in face value of Long-Term Debt through Sequoia Mortgage Trust 8. This debt is collateralized by a pool of adjustable-rate residential mortgage loans. The proceeds received from this issuance were used to pay down a portion of the Company’s Short-Term Debt.

      In August 2002, the Company’s Board of Directors declared a regular and special cash dividend for common shareholders of $0.63 per share and $0.125 per share, respectively, for the third quarter of 2002. The Board of Directors also declared a preferred cash dividend of $0.755 per share for the third quarter of 2002. The common and preferred cash dividends are payable on October 21, 2002 to shareholders of record on September 30, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Safe Harbor Statement

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Throughout this Form 10-Q and other Company documents, the words “believe”, “expect”, “anticipate”, “intend”, “aim”, “will”, and similar words identify “forward-looking” statements. Actual results and the timing of certain events could differ materially from those projected in, or contemplated by, the forward-looking statements due to a number of factors, including, among other things, changes in interest rates and market values on our earning assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers, and the level of liquidity in the capital markets as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Prospectus Supplement dated April 23, 2002. Other factors not presently identified may also cause actual results to differ. Future results and changes in expectations of future results could lead to adverse changes in our dividend rate. We continuously update and revise our estimates based on actual conditions experienced. It is not practicable to publish all such revisions and, as a result, no one should assume that results or trends projected in or contemplated by the forward-looking statements included herein will prove to be accurate in the future.

      This Form 10-Q contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers. In addition, some of the historical presentations contained herein have been restated to conform to current formats.

Results of Operations

Summary and Outlook

      In the first half of 2002, we acquired $1.6 billion high-quality residential mortgage loans, $0.6 million commercial mortgage loans, $85 million residential credit enhancement securities, and $100 million real estate securities. This growth was funded with new equity (sourced through two equity offerings and our direct stock purchase and dividend reinvestment program) and with new issuance of non-recourse long-term debt. We continued to reduce our reliance on short-term debt: short-term debt declined from 37% of our liabilities to 31% of our liabilities in the first half of 2002. Our new product initiatives in high-quality commercial real estate finance and in diverse of types of investment-grade real estate securities (under accumulation for collateral for a potential issuance of Collateralized Bond Obligation debt) continue to move along at a deliberate pace. We have significantly increased our staff, and continue to make material investments in building our operating capabilities and expertise. While our operating expenses are increasing, they have increased at a much slower rate than our business has grown — our operations have become more capable while also becoming more productive. Our credit results remain excellent and our asset/liability posture remains well balanced.

      Our GAAP earnings were $0.88 per share in the second quarter of 2002, an increase from the $0.80 we reported in the first quarter of 2002 and an increase from $0.70 per share in the second quarter of 2001. For the first half of 2002, our GAAP earnings were $1.68 per share, an increase from the $1.44 per share we reported in the first half of 2001.

      Core earnings were $0.80 per share for the second quarter of 2002, an increase from the $0.77 we reported in the first quarter of 2002 and the same as the $0.80 per share we reported in the second quarter of 2001. Our core earnings totaled $1.57 per share in the first half of 2002, an increase over the $1.53 per share we reported in the first half of 2001. Core earnings equal GAAP earnings excluding mark-to-market adjustments and non-recurring items. We believe that core earnings is a useful additional measure of on-going income and cash flow generation at Redwood: unlike GAAP, core earnings does not include changes in asset market values (which can fluctuate significantly from quarter to quarter and which do not affect our cash flows). See Table 1 for a detailed reconciliation of GAAP earnings and core earnings.

      Net interest income as a percentage of equity is, in our opinion, the best measure of the profitability rate of our real estate mortgage portfolios. This measure has remained between 17% and 21% throughout 2001 and 2002, and was 19% in the second quarter of 2002. Last year, we benefited on a temporary basis from an extraordinary drop in short-term interest rates. As we move through 2002, the benefits from last year’s interest rate changes have been diminishing. At the same time, in 2002, our portfolio profitability has been enhanced by continued favorable changes in asset mix (additional credit-related assets as opposed to AAA rated securities) and by increases in returns from our credit-related investments (due to excellent credit results and faster prepayment rates). As a result of these offsetting trends in 2002 (diminished interest rate related earnings, increased credit related earnings), our portfolio profitability in 2002 has been consistent with our results in 2001.

      Operating expenses as a percentage of equity is, in our opinion, the best measure of operating cost efficiency for our company. Although this measure varies from quarter to quarter — due to factors such as equity offerings and variable compensation expense accruals tied to earnings and dividends — the general trend has been towards greater productivity. Operating expenses as a percentage of equity improved from 6.1% in the second quarter of 2001 to 4.9% in the second quarter of 2002.

      Our return on equity (annualized core earnings as a percentage of average common equity) has generally remained stable, remaining in the 13% to 15% range throughout 2001 and 2002. It was 14.5% in second quarter of 2002.

      We believe the outlook for our business remains favorable. Our short-term earnings can vary from quarter to quarter due to fluctuations in interest rates, prepayment rates, asset market values, and other factors; however, we believe we are well balanced from an asset/liability management perspective and we believe that it is unlikely that fluctuations in these short-term factors will alter the returns Redwood can generate over the long-term.

      We believe the key longer-term trends for our business are the strength of our credit results and the strength of our competitive market position.

      Our credit losses remain under 0.01% of our residential portfolios on an annualized basis. In addition, in many parts of the country, housing prices have increased. This reduces our risk of future loss. As a result of these favorable credit trends (and faster prepayments), we are recognizing more income under the effective yield method from our residential credit-enhancement portfolio. (We calculate long-term GAAP yields for many of our assets using long-term assumptions about prepayments, the amount of future credit losses over the life of the mortgage, and the timing of losses. For many of our more seasoned assets, we have increased the yield we are recognizing for GAAP purposes, as — relative to our initial assumptions — our current estimate of the likely long-term prepayment rate has increased, our estimate of total life-of-the-mortgage credit losses has decreased, and/or our estimate of the likely timing of credit losses has been extended to later years). We have also reduced our expense rate for credit provisions for the more seasoned portions of our loan portfolios. If favorable credit results, risk reduction through increasing housing prices, and faster prepayment rates continue, we will continue to increase our estimates of the long-term cash flows we will receive from these assets — and will thus recognize increased yields on our credit-enhancement portfolio and reduced credit provision expense rates on our loan portfolios. However, the economy is still weak, the stock market is falling, deflationary forces are still evident, and some observers believe that housing prices are vulnerable. A reversal of our current favorable credit trends remains a real possibility. If this occurs, the asset yields we recognize into income would decline and/or we would incur a mark-to-market expense under EITF 99-20. We monitor relevant market trends continuously, and will continue to revise the long-term assumptions that go into our GAAP yield calculations and credit provisions.

      We believe our competitive position remains strong. We believe we have an efficient balance sheet combined with good economies of scale, strong capabilities, and a strong market position. We have recently noted an increase in competition in the form of increased demand for residential whole loans from banks, increased demand for residential credit-enhancement securities from specialized investors, and an increase in demand for investment-grade real estate securities from corporate bond buyers and investment managers accumulating collateral for Collateralized Bond Obligation (CBO) issuances. This increased demand for assets has increased prices for some of the assets we generally seek to acquire. These price increases do not affect cash flows from our current assets. Given what we believe to be our strong competitive position, we believe we will continue to be able to acquire and fund new real estate debt assets on an attractive basis. For some mortgage products, however, our rate of acquisition may slow. Currently, we do not see this increase in demand by other investors for mortgage assets as a material long-term issue for us, but it could eventually become one if the trend intensifies and continues over a period of several years.

      Our first goal in managing Redwood’s operations is to do our best to make sure that our regular dividend rate for common shareholders remains sustainable in the long run from the cash flows generated by our assets. We believe that our current regular quarterly dividend rate of $0.63 per common share is more likely than not to be sustainable, given current expectations for cash flow generation and other factors, unless we encounter stressful conditions.

      In the event we earn taxable REIT income in excess of the dividends we distribute at our regular dividend rate, we may declare one or more special dividends during a year. We declared a special dividend of $0.125 per common share for both the second and third quarters of 2002.

     Reconciliation of GAAP Income and Core Income

      The table below reconciles GAAP earnings to core earnings.

Table 1

GAAP Earnings and Core Earnings
(all dollars in thousands)

			Variable
			Stock
		Asset	Option
		Mark-to-	Mark-to-		Average	GAAP	Core
	GAAP	Market	Market	Core	Diluted	Earnings	Earnings
	Earnings	Adjustments	Adjustments	Earnings	Shares	Per Share	Per Share

Q2: 2001	$6,463	$(413)	$(508)	$7,384	9,184,195	$0.70	$0.80
Q3: 2001	8,065	104	(227)	8,188	10,752,062	0.75	0.76
Q4: 2001	8,955	(800)	(20)	9,775	12,888,420	0.69	0.76
Q1: 2002	11,219	875	(543)	10,887	14,077,405	0.80	0.77
Q2: 2002	13,802	2,045	(789)	12,546	15,747,048	0.88	0.80
Six Months: 2001	$13,143	$(140)	$(664)	$13,947	9,121,108	$1.44	$1.53
Six Months: 2002	25,021	2,920	(1,332)	23,433	14,920,053	1.68	1.57

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

Net Interest Income

      Net interest income after credit expenses rose to $17.8 million in the second quarter of 2002 from $15.1 million in the first quarter of 2002 and $11.4 million in the second quarter of 2001. Growth in net interest income generally tracked increases in our equity base and net employed capital. As noted in the summary, net interest income as a percentage of equity has remained in the 17% to 21% range throughout 2001 and 2002 to date as the beneficial effects of an improved asset mix and strong credit results has generally offset the diminishing benefit we are receiving over time from the decline in short-term interest rates during 2001.

Table 2

Net Interest Income After Credit Expenses
(all dollars in thousands)

			Net			Interest	Interest
	Interest		Interest			Rate	Rate	Net
	Income		Income			Spread	Margin	Interest
	After		After	Earning	Cost	After	After	Income/
	Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expense	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q2: 2001	$38,453	$(27,010)	$11,443	7.18%	5.45%	1.73%	2.06%	20.8%
Q3: 2001	33,172	(21,555)	11,617	6.63%	4.83%	1.80%	2.24%	18.3%
Q4: 2001	31,277	(18,091)	13,186	5.41%	3.56%	1.85%	2.22%	17.4%
Q1: 2002	30,716	(15,602)	15,114	4.92%	2.82%	2.10%	2.36%	18.1%
Q2: 2002	36,252	(18,489)	17,763	4.71%	2.69%	2.02%	2.25%	19.1%
Six Months: 2001	$80,090	$(58,423)	$21,667	7.45%	5.90%	1.55%	1.95%	19.8%
Six Months: 2002	66,968	(34,091)	32,877	4.80%	2.75%	2.05%	2.30%	18.6%

      Redwood’s primary source of debt funding is the issuance of non-recourse long-term collateralized debt through securitization transactions. Collateral assets are transferred to special-purpose bankruptcy-remote financing trusts and non-recourse debt securities are issued from these trusts. We account for these transactions as financings. Thus, the securitized assets (residential mortgage loans and securities) remain on our reported balance sheet and the debt securities the trusts issue remain on our balance sheet as liabilities (long-term debt).

      If we had used a slightly different form of securitization and securitization accounting, we would account for these transactions as sales. With sales accounting, our reported balance sheet (both assets and liabilities) would be substantially smaller. As a result, any asset or liability-based ratios one might use to analyze our business would be different. For instance, our interest rate spread would be wider and our debt-to-equity ratio lower. Ratios calculated on this basis (sales accounting) may be more comparable to those reported by some other financial institutions. The table below presents our interest income and interest expense on an “at-risk” basis for assets and on a recourse basis for liabilities. This presentation generally conforms to the income statement items we would report if we accounted for our securitizations as sales rather than financings. Please also see the discussion under “Balance Sheet Leverage” below for further information.

Table 3

Income on “At-Risk” Assets and Recourse Liabilities Basis
(all dollars in thousands)

	Total		Net			Interest	Interest
	Interest		Interest			Rate	Rate	Net
	Income		Income			Spread	Margin	Interest
	After		After	Earning	Cost	After	After	Income/
	Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expenses	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q2: 2001	$23,286	$(11,843)	$11,443	8.35%	4.91%	3.44%	3.82%	20.8%
Q3: 2001	20,458	(8,841)	11,617	7.74%	4.15%	3.59%	4.11%	18.3%
Q4: 2001	19,328	(6,142)	13,186	6.98%	2.93%	4.05%	4.49%	17.4%
Q1: 2002	20,055	(4,941)	15,114	6.61%	2.12%	4.49%	4.72%	18.1%
Q2: 2002	23,358	(5,595)	17,763	7.39%	2.37%	5.02%	5.29%	19.1%

Six Months: 2001	$47,085	$(25,418)	$21,667	8.66%	5.42%	3.24%	3.74%	19.8%
Six Months: 2002	43,413	(10,536)	32,877	6.85%	2.25%	4.60%	4.91%	18.6%

Interest Income After Credit Expenses

      For the second quarter of 2002 compared to the second quarter of 2001, total interest income declined from $38 million to $36 million. For the first half of 2002 compared to the first half of 2001, total interest income declined from $80 million to $67 million. Interest income declined largely as a result of declines in mortgage rates on our adjustable rate mortgage assets. Our yield on these assets generally adjusts, with a lag, to changes in short-term interest rates (which fell in 2001). Due to asset growth, interest income did not decline as much it would have otherwise. For example, average earning assets in the second quarter of 2002 were 44% higher than in the second quarter of 2001.

      Our portfolio profitability remained attractive despite falling interest income as our interest expenses generally declined in a similar fashion, in both cases due to falling short-term interest rates.

Table 4

Total Interest Income and Yields
(all dollars in thousands)

			Net
	Average		Premium	Credit	Total	Earning
	Earning	Interest	Amortization	Provision	Interest	Asset
	Assets	Income	Expense	Expense	Income	Yield

Q2: 2001	$2,142,496	$40,502	$(1,885)	$(164)	$38,453	7.18%
Q3: 2001	2,001,687	35,300	(1,977)	(151)	33,172	6.63%
Q4: 2001	2,310,906	36,399	(4,854)	(268)	31,277	5.41%
Q1: 2002	2,498,565	33,977	(2,979)	(282)	30,716	4.92%
Q2: 2002	3,080,165	37,267	(543)	(472)	36,252	4.71%

Six Months: 2001	$2,150,599	$83,192	$(2,754)	$(348)	$80,090	7.45%
Six Months: 2002	2,790,972	71,244	(3,522)	(754)	66,968	4.80%

      To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate finance.

Residential Mortgage Loans

      Our residential mortgage loan portfolio nearly doubled in the first half of 2002, increasing from $1.5 billion at the beginning of 2002 to $2.8 billion at June 30, 2002. We acquired $1.6 billion residential mortgage loans during the first half of 2002. The majority of these acquisitions were adjustable rate loans. We plan to continue to expand our customer base and to acquire of high-quality jumbo residential mortgage loans at a rapid pace.

Table 5

Residential Mortgage Loans — Activity
(all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Start of Period Balances	$1,794,260	$1,474,862	$1,354,606	$1,060,470	$1,071,819
Acquisitions	1,146,621	417,276	207,170	391,328	76,314
Sales	(46,683)	0	0	0	0
Principal Payments	(89,582)	(95,924)	(82,676)	(96,172)	(86,511)
Amortization	(1,060)	(1,672)	(3,991)	(1,180)	(1,065)
Credit Provisions	(472)	(282)	(268)	(151)	(164)
Net Charge-Offs	0	0	29	311	12
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	472	0	(8)	0	65

End of Period Balances	$2,803,556	$1,794,260	$1,474,862	$1,354,606	$1,060,470

      Most of our residential loans have coupon rates that adjust each month or each six months as a function of the one or six month LIBOR interest rate. Even though short-term interest rates have stabilized in 2002, the coupon rates on our variable rate loans continue to reset downwards due to the interest rates decline in 2001.

Table 6

Residential Mortgage Loans — Interest Income and Yields
(all dollars in thousands)

				Annual
		Average		Mortgage		Net
	Average	Net	Average	Prepay		Premium	Credit	Total
	Principal	Premium	Credit	Rate	Interest	Amortization	Provision	Interest
	Balance	Balance	Reserve	(CPR)	Income	Expense	Expense	Income	Yield

Q2: 2001	$1,007,227	$12,747	$(5,051)	24%	$17,492	$(1,065)	$(164)	$16,263	6.41%
Q3: 2001	1,087,593	12,138	(4,950)	25%	16,583	(1,180)	(151)	15,252	5.57%
Q4: 2001	1,372,552	12,023	(5,065)	19%	18,053	(3,990)	(268)	13,795	4.00%
Q1: 2002	1,541,136	9,130	(5,342)	18%	16,079	(1,672)	(282)	14,125	3.66%
Q2: 2002	2,195,570	11,489	(5,675)	19%	21,133	(1,060)	(472)	19,601	3.56%
Six Months: 2001	$1,045,373	$13,131	$(4,973)	22%	$37,863	$(1,550)	$(348)	$35,965	6.83%
Six Months: 2002	1,870,181	10,316	(5,509)	19%	37,212	(2,732)	(754)	33,726	3.60%

      Credit results remain excellent for our residential mortgage loan portfolio. At June 30, 2002, our residential mortgage loan credit reserve was $6.0 million, equal to 0.21% of the current balance of this portfolio. Although we have reduced or eliminated on-going credit provision expenses associated with many of our seasoned loans, total credit provision expense increased in recent quarters due to the significant acquisitions of new residential mortgage loans.

      Our residential loan portfolio delinquencies have been declining, from $5.1 million at December 31, 2001 to $3.3 million at June 30, 2002. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remain at low levels relative to the mortgage industry and stood at 0.12% of current loan balances at June 30, 2002. As noted in the summary, current credit trends have been favorable in part due to lack of seasoning of new loan acquisitions.

Our current credit reserve has been established based on historical loss rates and the current weakened economy. We anticipate that delinquencies and losses will increase from current levels over time.

Table 7

Residential Mortgage Loans — Credit Results
(all dollars in thousands)

				Loss Severity	Realized	Annualized	Ending
	Ending	Delinquent	Delinquent	On Liquidated	Credit	Credit Losses	Credit
	Balance	Loans	Loan %	Loans	Losses	As % of Loans	Reserve

Q2: 2001	$1,060,470	$4,913	0.46%	14%	$(12)	0.01%	$5,120
Q3: 2001	1,354,606	4,823	0.36%	60%	(311)	0.09%	4,960
Q4: 2001	1,474,862	5,069	0.34%	39%	(29)	0.01%	5,199
Q1: 2002	1,794,260	4,926	0.27%	0%	0	0.00%	5,481
Q2: 2002	2,803,556	3,257	0.12%	0%	0	0.00%	5,953
Six Months: 2001	$1,060,470	$4,913	0.46%	13%	$(42)	0.01%	$5,120
Six Months: 2002	2,803,556	3,257	0.12%	0%	0	0.00%	5,953

      The characteristics of our loans continue to show the high-quality nature of our residential mortgage loan portfolio. At June 30, 2002, we owned 7,394 residential loans with a total value of $2.8 billion. These were all “A” quality loans at origination. Substantially all these loans (96%) were adjustable rate loans and the rest (4%) were hybrid loans (fixed rate for 3 to 7 years, then adjustable). Our average loan size was $379,166. Northern California loans were 13% of the total and Southern California loans were 12% of the total. Loans originated in 2002 were 47% of the total, loans originated in 2001 were 31% of the total, and loans originated in 2000 or earlier were 22% of the total. On average, our residential mortgage loans had 16 months of seasoning. Loans where the original loan balance exceeded 80% loan-to-value (LTV) made up 22% of loan balances; we benefit from mortgage insurance or additional pledged collateral on all of these loans, serving to substantially lower the effective LTV on these loans. The average effective LTV at origination for our mortgage loans (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 67%. Given housing appreciation and loan amortization, we believe the current effective LTV of our residential mortgage loans at June 30, 2002 was lower.

Table 8

Residential Mortgage Loans — Loan Characteristics
(All dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Principal Value (Face Value)	$2,795,628	$1,790,239	$1,470,467	$1,346,346	$1,053,158
Internal Credit Reserves	(5,953)	(5,481)	(5,199)	(4,960)	(5,120)
Premium (Discount) to be Amortized	13,881	9,502	9,594	13,220	12,432

Retained Residential Loans	$2,803,556	$1,794,260	$1,474,862	$1,354,606	$1,060,470
Number of loans	7,394	4,914	4,177	3,909	3,306
Average loan size	$379	$364	$353	$347	$321
Adjustable %	96%	100%	100%	81%	73%
Hybrid %	4%	0%	0%	19%	27%
Fixed %	0%	0%	0%	0%	0%
Northern California	13%	12%	10%	10%	13%
Southern California	12%	11%	12%	12%	10%
Florida	13%	12%	11%	11%	9%
Georgia	9%	7%	8%	7%	4%
New York	6%	7%	8%	8%	9%
New Jersey	5%	5%	5%	5%	6%
Texas	3%	4%	4%	5%	5%
Other states	39%	42%	42%	42%	44%
Year 2002 origination	47%	17%	0%	0%	0%
Year 2001 origination	31%	42%	45%	34%	7%
Year 2000 origination	0%	0%	0%	0%	0%
Year 1999 origination	5%	9%	11%	12%	17%
Year 1998 origination or earlier	17%	32%	44%	54%	76%
% balance in loans> $1mm per loan	15%	16%	15%	14%	11%

      We intend to permanently fund all our mortgage loans within six months of purchase through the issuance of long-term debt through our special purpose subsidiaries, Sequoia Mortgage Funding Corporation and Sequoia Residential Funding Inc. (Sequoia). This type of financing is non-recourse to Redwood Trust. Our exposure to our $2.2 billion of long-term financed loans is limited to our investment in Sequoia, which at June 30, 2002 was $46.8 million or 2.1% of the Sequoia loan balances. Short-term funded residential mortgage loans at June 30, 2002 were $0.6 billion. In the second quarter of 2002, we issued $1.1 billion in long-term debt, completing Sequoia 6 and Sequoia 7. In July 2002, we completed Sequoia 8 and issued and additional $0.6 billion of long-term debt. The proceeds of Sequoia 8 were used to pay down short-term debt. See Table 24 for detail on our long-term debt outstanding.

Residential Credit-Enhancement Securities

      At June 30, 2002, we owned $285 million of residential credit-enhancement securities, a net increase of $35 million during the second quarter of 2002 and an increase of $94 million since the beginning of the year. These securities have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential mortgage loans. We continue to increase our capacity to evaluate and acquire these assets and to strengthen our relationships with the sellers and servicers of these assets. In the second half of 2002, we are continuing to acquire these securities, although so far in the second half we are doing so at a reduced pace due to higher prices and reduced supply.

Table 9

Residential Credit-Enhancement Securities — Activity
(all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Start of Period Balances	$249,832	$190,813	$188,283	$158,704	$100,849
Acquisitions	25,849	59,157	17,132	27,172	61,195
Sales	(898)	(5,037)	(7,786)	0	(1,780)
Principal Payments	(15,801)	(4,270)	(3,857)	(1,895)	(1,952)
Amortization	1,767	366	(92)	86	161
Mark-To-Market (Balance Sheet)	21,795	8,758	(3,258)	4,216	223
Mark-To-Market (Income Statement)	2,215	45	391	0	8

End of Period Balances	$284,759	$249,832	$190,813	$188,283	$158,704

      Our residential credit-enhancement securities are first-loss, second-loss, or third loss interests. First loss interests are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss interest. Our ownership of first loss interests provides credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior interests. Similarly, any first loss interests that are owned by others and that are junior to our second and third loss interests provide our interests with some principal protection from losses (they serve as external credit-enhancement).

      Our credit-enhancement interests can be called away from us under limited circumstances. This is usually beneficial for us, as we receive a payment for the full principal value of an asset that, in general, we have acquired at a discount to the principal value. Our mark-to-market income for GAAP for the second quarter of 2002 benefited from this type of call activity. We anticipate some additional assets may be called away in the next 12 months.

      At June 30, 2002, we owned $493 million principal (face) value of residential credit-enhancement securities at a cost basis of $251 million. After mark-to-market adjustments, our net investment in these assets, as reported on our balance sheet, was $285 million. Over the life of the underlying mortgage loans, we expect to receive principal payments from these securities of $493 million less credit losses. We receive interest payments each month on the outstanding principal amount. Of the $208 million difference between principal value and reported value, $206 million was designated as an internal credit reserve (reflecting our estimate of future credit losses over the life of the underlying mortgages), $36 million was designated as purchase discount to be accreted into income over time, and there was $34 million in cumulative positive balance sheet market valuation adjustments.

Table 10

Residential Credit-Enhancement Securities — Net Book Value
(all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Total principal value (face value)	$492,642	$460,035	$353,435	$323,870	$266,004
Internal credit reserves	(206,343)	(194,556)	(140,411)	(112,133)	(78,170)
Discount to be amortized	(35,745)	(28,058)	(25,863)	(30,365)	(31,824)

Net investment	250,554	237,421	187,161	181,372	156,010
Market valuation adjustments	34,205	12,411	3,652	6,911	2,694

Net book value	$284,759	$249,832	$190,813	$188,283	$158,704
First loss position, principal value	$181,179	$173,990	$129,019	$105,830	$76,386
Second loss position, principal value	139,290	127,930	96,567	84,876	67,700
Third loss position, principal value	172,173	158,115	127,849	133,164	121,918

Total principal value	$492,642	$460,035	$353,435	$323,870	$266,004
First loss position, reported value	$46,979	$42,760	$29,648	$25,886	$18,956
Second loss position, reported value	90,878	79,969	60,074	53,925	43,733
Third loss position, reported value	146,902	127,103	101,091	108,472	96,015

Total reported value	$284,759	$249,832	$190,813	$188,283	$158,704

      Total interest income from our residential credit-enhancement securities increased to $9.0 million in the second quarter, from $6.7 million in the first quarter of 2002 and $3.4 million in the second quarter of 2001. An increase in our net investment in these securities was the principal reason for the increase in interest income from this portfolio. For the same reason, our income during the first six months of 2002 of $15.7 million was a significant increase from the $6.0 million we earned during the first six months of 2001 from this portfolio.

      Our credit-enhancement portfolio yield was 15.12% during the second quarter of 2002, an increase from the 13.29% yield earned in the first quarter of 2002, and an increase from the 11.97% yield earned in the second quarter of 2001. Over the past several quarters, we have increased the yields recognized for our assets that are performing well (lower delinquencies, lower credit losses, faster prepayments) and that are expected to continue to perform well relative to our initial assumptions. In addition, yields in this portfolio have been increasing due to the acquisition of an increased proportion of first and second loss interests which generally have higher yields than third loss interests due to their higher risk levels. For similar reasons, the average yield for this portfolio in the first six months of 2002 was 14.27%, an increase from the 12.11% this portfolio yielded during the first six months of 2001.

      The yield we estimate and recognize under the effective yield method for each of our assets is subject to change over time as we constantly review our assumptions and we have increased performance data for each specific asset as the asset seasons. Under the effective yield method, credit losses lower than (or later than) anticipated by our designated credit reserve and/or faster than anticipated long-term prepayment rates could result in increasing yields being recognized from our current portfolio. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated long-term prepayment rates could result in lower yields being recognized under the effective yield method and/or market value adjustments through our income statement under EITF 99-20. Yield and EITF 99-20 impairment adjustments are applied on an asset-specific basis.

Table 11

Residential Credit-Enhancement Securities — Interest Income and Yields
(all dollars in thousands)

			Average			Net
	Average	Average	Net			Discount	Total
	Principal	Credit	Discount	Average	Coupon	Amortization	Interest
	Value	Reserve	Balance	Basis	Income	Income	Income	Yield

Q2: 2001	$184,472	$(48,845)	$(21,920)	$113,707	$3,242	$161	$3,403	11.97%
Q3: 2001	296,417	(96,364)	(31,378)	168,675	5,160	86	5,246	12.44%
Q4: 2001	328,652	(121,183)	(27,914)	179,555	5,484	(92)	5,392	12.01%
Q1: 2002	389,798	(164,995)	(23,263)	201,540	6,329	366	6,695	13.29%
Q2: 2002	467,108	(198,564)	(30,262)	238,282	7,239	1,767	9,006	15.12%
Six Months: 2001	$160,107	$(40,178)	$(20,100)	$99,829	$5,758	$287	$6,045	12.11%
Six Months: 2002	428,666	(181,872)	(26,781)	220,013	13,568	2,133	15,701	14.27%

      Credit losses for the $66 billion of residential loans that we credit enhanced through our ownership of residential credit-enhancement securities at June 30, 2002 totaled $0.1 million in the first quarter of 2002. The annualized rate of credit loss was less than 1 basis point (0.01%) of the underlying loans.

      Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit-enhancement loans have remained relatively steady at low levels. They were 0.23% of current balances at the end of the second quarter of 2002, 0.20% at the end of the first quarter of 2002, and 0.24% at the beginning of the year. We expect delinquencies and losses for our existing residential credit-enhancement securities to increase from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans. However, in periods where we have significant increases in the size of our credit-enhanced loan amounts through the acquisition of credit-enhancement securities on performing loan pools (as occurred in the first half of 2002), delinquencies as a percent of the underlying pool balances may decline due to a lack of seasoning of acquired loans.

Table 12

Residential Credit-Enhancement Securities — Credit Results
(all dollars in thousands)

				Redwood’s
				Share of	Losses To		Total Credit
	Underlying	Delinquencies		Credit	External	Total	Losses as
	Mortgage			(Losses)	Credit	Credit	% of Loans
	Loans	$	%	Recoveries	Enhancement	Losses	(Annualized)

Q2: 2001	$38,278,631	$98,287	0.26%	$(196)	$(824)	$(1,020)	0.01%
Q3: 2001	49,977,641	107,821	0.22%	(192)	(407)	(599)	0.01%
Q4: 2001	51,720,856	124,812	0.24%	(321)	(571)	(892)	0.01%
Q1: 2002	64,826,605	129,849	0.20%	166	(618)	(452)	0.01%
Q2: 2002	66,061,159	149,960	0.23%	74	(189)	(115)	0.01%
Six Months: 2001	$38,278,631	$98,287	0.26%	$(251)	$(1,374)	$(1,625)	0.01%
Six Months: 2002	66,061,159	149,960	0.23%	240	(807)	(567)	0.01%

      At June 30, 2002, we had $65 million of external credit enhancements and $206 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others. Total reserves of $271 million represented 41 basis points (0.41%) of our credit-enhancement portfolio of $66 billion. Reserves, credit protection, and risks are specific to each credit-enhancement interest.

Table 13

Residential Credit-Enhancement Securities — Credit Protection
(at period end, all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Internal Credit Reserves	$206,343	$194,556	$140,411	$112,133	$78,170
External Credit Enhancement	65,102	79,924	90,224	94,745	91,004

Total Credit Protection	$271,445	$274,480	$230,635	$206,878	$169,174
As % of Total Portfolio	0.41%	0.42%	0.45%	0.41%	0.44%

      Based on the most recent loan level detail available for each pool in which we own an interest, the following provides a summary of the characteristics of the loans in our credit-enhancement portfolio. At June 30, 2002, we credit enhanced 165,515 loans in this portfolio. Of the $66 billion loan balances, 66% were fixed-rate loans, 15% were hybrid loans (loans that become adjustable 3 to 10 years after origination), and 19% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $399,125. We credit-enhanced 2,132 loans with principal balances in excess of $1 million; these loans had an average size of $1.4 million and a total loan balance of $3.1 billion. Loans over $1 million were 1% of the total number of loans and 5% of the total balance of loans that we credit-enhanced at quarter-end.

      The characteristics of the loans that we credit enhance continue to illustrate the high-quality nature of the loans. The average FICO score of borrowers on residential mortgage loans underlying our residential credit-enhancement securities (for those loans where a FICO score was obtained) was 728. Borrowers with FICO scores over 720 comprised 60% of this portfolio, those with scores between 680 and 720 comprised 23%, those with scores between 620 and 680 comprised 15%, and those with scores below 620 comprised 2%. In general, loans with lower FICO scores have strong compensating factors that may serve to mitigate the apparent risk of the lower FICO score.

      On average, our credit-enhanced loans had 25 months of seasoning at June 30, 2002. Generally, the credit risk for seasoned loans is reduced as property values appreciate and the loan balances amortize. The current LTV ratio for seasoned loans is often much reduced from the LTV ratio at origination.

      Loans with LTV’s at origination in excess of 80% made up 8% of loan balances. We benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially reduce the effective LTV on these loans. The average effective LTV at origination for all the loans we credit enhance (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 71%. Given housing appreciation and loan amortization, we believe the average current effective LTV for these loans at June 30, 2002 was lower.

Table 14

Residential Credit-Enhancement Securities — Underlying Collateral Characteristics
(all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Credit-enhancement securities	$66,061,159	$64,826,605	$51,720,856	$49,977,641	$38,278,631
Number of credit-enhanced loans	165,515	162,502	133,634	132,555	105,721
Average loan size	$399	$398	$387	$377	$362
Adjustable %	19%	19%	15%	11%	19%
Hybrid %	15%	14%	17%	19%	20%
Fixed %	66%	67%	68%	70%	61%
Northern California	25%	25%	27%	25%	26%
Southern California	24%	25%	26%	26%	28%
New York	5%	5%	5%	5%	5%
Texas	4%	4%	4%	4%	3%
Virginia	3%	3%	3%	3%	3%
New Jersey	3%	3%	3%	3%	3%
Other states	36%	35%	32%	34%	32%
Year 2002 origination	1%	1%	0%	0%	0%
Year 2001 origination	54%	55%	43%	32%	21%
Year 2000 origination	7%	8%	10%	14%	14%
Year 1999 origination	18%	17%	22%	31%	36%
Year 1998 or earlier origination	20%	19%	25%	23%	29%
% balance in loans> $1mm per loan	5%	4%	4%	3%	4%

      The geographic dispersion of our credit-enhancement portfolio generally mirrors that of the jumbo residential market as a whole, with approximately half of our loans concentrated in California.

      For the loans that we credit enhanced where the home was located in Northern California (25% of the total portfolio), at June 30, 2002 the average loan balance was $425,441, the average FICO score was 730, and the average LTV at origination was 68%. On average, these Northern California loans had 23 months of seasoning, with 1% originated in year 2002, 57% in year 2001, 5% in year 2000, and 37% in years 1999 or earlier. At quarter end, 677 of these loans had principal balances in excess of $1 million; these larger loans had an average size of $1.4 million and a total loan balance of $955 million. They represented 2% of the total number of Northern California loans and 6% of the total balance of Northern California loans. Delinquencies in our Northern California residential credit-enhancement portfolio at June 30, 2002 were 0.13% of current loan balances.

      For the loans that we credit enhanced where the home was located in Southern California (24% of the total portfolio), at June 30, 2002 the average loan balance was $412,102, the average FICO score was 725, and the average LTV at origination was 70%. On average, these Southern California loans had 32 months of seasoning, with 1% originated in year 2002, 44% in year 2001, 4% in year 2000, and 51% in years 1999 or earlier. At quarter end, 676 of these loans had principal balances in excess of $1 million; these larger loans had an average size of $1.4 million and a total loan balance of $979 million. They represented 2% of the total number of Southern California loans and 6% of the total balance of Southern California loans. Delinquencies in our Southern California residential credit-enhancement portfolio at June 30, 2002 were 0.32% of current loan balances.

Combined Residential Loan Portfolios

      The table below summarizes the credit protection of our residential mortgage loans and our residential credit-enhancement securities on a combined basis.

Table 15

Residential Portfolios — Credit Protection
(all dollars in thousands)

					Total
		Redwood’s			Credit
	Total	Residential	External	Total	Protection
	Residential	Credit	Credit	Credit	As % of
	Loans	Reserve	Enhancement	Protection	Loans

Q2: 2001	$39,339,101	$83,290	$91,004	$174,294	0.44%
Q3: 2001	51,332,247	117,093	94,745	211,838	0.41%
Q4: 2001	53,195,718	145,610	90,224	235,834	0.44%
Q1: 2002	66,620,865	200,037	79,924	279,961	0.42%
Q2: 2002	68,864,715	212,296	65,102	277,398	0.40%
Six Months: 2001	$39,339,101	$83,290	$91,004	$174,294	0.44%
Six Months: 2002	68,864,715	212,296	65,102	277,398	0.40%

      The table below summarizes the credit performance of our residential mortgage loans and our residential credit-enhancement securities on a combined basis.

Table 16

Residential Portfolios — Credit Performance
(all dollars in thousands)

		Delinquencies	Redwood’s	Losses		Total
		As % of	Share of	To		Credit
		Total	Net Credit	External	Total	Losses as
		Residential	(Losses)	Credit	Credit	% of Loans
	Delinquencies	Loans	Recoveries	Enhancement	Losses	(Annualized)

Q2: 2001	$103,200	0.26%	$(208)	$(824)	$(1,032)	0.01%
Q3: 2001	112,644	0.22%	(503)	(407)	(910)	0.01%
Q4: 2001	129,881	0.24%	(352)	(571)	(923)	0.01%
Q1: 2002	134,775	0.20%	166	(618)	(452)	0.01%
Q2: 2002	153,217	0.22%	74	(189)	(115)	0.01%
Six Months: 2001	$103,200	0.26%	$(293)	$(1,374)	$(1,667)	0.01%
Six Months: 2002	153,217	0.22%	240	(807)	(567)	0.01%

Commercial Mortgage Loans

      Our commercial real estate loan portfolio has remained in the $49 million to $51 million range this year with minor levels of activity. We plan to continue to acquire more commercial loans and commercial loan participations in the future.

Table 17

Commercial Mortgage Loans — Activity
(all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Start of Period Balances	$49,380	$51,084	$64,362	$67,043	$70,077
Acquisitions	470	140	210	0	1,500
Sales	0	0	0	(2,645)	(3,573)
Principal Payments	(53)	(1,873)	(13,403)	(44)	(897)
Amortization	0	28	29	15	104
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	1	1	(114)	(7)	(168)

End of Period Balances	$49,798	$49,380	$51,084	$64,362	$67,043

      The yield on our commercial mortgage loans decreased in the second quarter of 2002 from both the first quarter of 2002 and the second quarter of 2001 due to a reduction in fees recognized at the time of a loan payoff. For similar reasons, the yield during the first half of 2002 was lower than the yield during the first half of 2001. Early payoffs generally result in the acceleration of the recognition of deferred origination fees, prepayment penalty, and exit fees. All commercial mortgage loans in our portfolio had interest rate floors, so the decline in short-term interest rates during 2001 did not have a material impact on the yields on these loans.

Table 18

Commercial Mortgage Loans — Interest Income and Yields
(all dollars in thousands)

		Average
	Average	Net		Discount	Credit	Total
	Principal	Discount	Coupon	Amortization	Provision	Interest
	Value	Balance	Income	Income	Expense	Income	Yield

Q2: 2001	$70,279	$(878)	$1,857	$104	$0	$1,961	11.30%
Q3: 2001	66,024	(724)	1,680	15	0	1,695	10.38%
Q4: 2001	64,851	(601)	1,862	29	0	1,891	11.77%
Q1: 2002	50,872	(702)	1,247	27	0	1,274	10.15%
Q2: 2002	50,036	(667)	1,233	0	0	1,233	9.99%
Six Months: 2001	$72,043	$(1,042)	$3,714	$179	$0	$3,893	11.00%
Six Months: 2002	50,452	(684)	2,480	27	0	2,507	10.07%

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

Table 19

Commercial Mortgage Loans — Characteristics
(all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Commercial Mortgage Loans	$49,978	$49,380	$51,084	$64,362	$67,043
Number of Loans	8	7	8	14	16
Average Loan Size	$6,247	$7,054	$6,386	$4,597	$4,190
Serious Delinquency $	$0	$0	$0	$0	$0
Realized Credit losses	$0	$0	$0	$0	$0
California %	61%	61%	59%	67%	68%

      Our goal is to secure long-term non-recourse debt for our commercial mortgage loans. In the first half of 2002, we issued $8 million of long-term debt collateralized debt for our commercial real estate loans. At June 30, 2002, three of our commercial loans, totaling over $30 million of principal, were financed through long-term debt in the form of commercial loan participations. In the second quarter of 2002,we acquired a subordinate participation in a commercial mortgage loan. Our loan participations and our remaining commercial mortgage loans were financed with either equity or a combination of equity and medium-term credit facilities.

Securities Portfolio

      Our securities portfolio consists of all the securities that we own, with the exception of cash-equivalent securities and the residential credit-enhancement securities that are broken out and discussed separately above.

      At June 30, 2002, our securities portfolio consisted primarily of AAA and AA rated residential mortgage securities. We are currently accumulating lower-rated (primarily investment-grade, with A and BBB ratings) and more diverse (primarily real estate related) securities with the anticipation of funding these assets with long-term non-recourse debt in a Collateralized Bond Obligation transaction. We also intend to acquire below-investment-grade commercial mortgage credit-enhancement securities from time to time.

      During the first half of 2002, our securities portfolio decreased from $683 million to $512 million. As a part of our long-term strategy, we plan to reduce short-term debt utilized to fund our securities portfolio; we expect to either reduce the size of our securities portfolio and/or to fund our securities with long-term debt. In the second quarter of 2002, we completed a $81 million long-term debt funding for securities (SMFC 2002-A). Securities that we owned that were not long-term debt funded and that were not part of accumulation program for future long-term debt issuance totaled $683 million at December 31, 2001 and $341 million at June 30, 2002.

Table 20

Securities Portfolio — Activity
(all dollars in thousands)

	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

Start of Period Balances	$609,432	$683,482	$608,793	$739,187	$1,000,612
Acquisitions	23,026	76,701	147,251	47,323	16,051
Sales	(56,802)	(89,395)	(15,260)	(106,297)	(162,753)
Principal Payments	(65,617)	(60,040)	(53,400)	(71,692)	(113,165)
Premium Amortization	(1,249)	(1,701)	(799)	(898)	(1,086)
Mark-To-Market (Balance Sheet)	3,017	(444)	(2,034)	1,087	(94)
Mark-To-Market (Income Statement)	683	829	(1,069)	83	(378)

End of Period Balances	$512,490	$609,432	$683,482	$608,793	$739,187

      Total interest income from our securities portfolio was $6.2 million in the second quarter, a decrease from $8.5 million in the first quarter of 2002 and a decrease from $16.6 million in the second quarter of 2001. This decrease was the result of lower average balances and lower yields. For similar reasons, total interest income during the first six months of 2002 was $14.7 million, a decrease from the $33.6 million during the first six months of 2001.

      Yields in this portfolio continued to fall as most of these assets are variable rate assets and the coupons are resetting downwards as a result of falling short-term interest rates during 2001. The yield in the second quarter of 2002 was 4.70%, a decrease from 5.03% in the first quarter of 2002 and 7.16% in the second quarter of 2001. During the first six months of 2002, the yield was 4.89%, a decrease from 7.43% in the first half of 2001. Actual and anticipated mortgage prepayment rates remained relatively high, further depressing yields due to faster amortization of purchase premiums.

Table 21

Securities Portfolio — Interest Income and Yields
(all dollars in thousands)

		Average	Mortgage		Net
	Average	Net	Prepayment		Premium	Total
	Earning	Premium	Rates	Interest	Amortization	Interest
	Assets	Balance	(CPR)	Income	Expense	Income	Yield

Q2: 2001	$910,793	$14,013	31%	$17,648	$(1,086)	$16,562	7.16%
Q3: 2001	626,246	12,332	32%	11,642	(898)	10,744	6.73%
Q4: 2001	628,193	11,838	31%	10,702	(799)	9,903	6.19%
Q1: 2002	666,570	10,122	31%	10,215	(1,701)	8,514	5.03%
Q2: 2002	520,844	8,999	28%	7,471	(1,249)	6,222	4.70%

Six Months: 2001	$892,651	$12,109	25%	$35,282	$(1,672)	$33,610	7.43%
Six Months: 2002	593,304	9,557	30%	17,686	(2,950)	14,736	4.89%

      The table below presents our securities portfolio by asset type.

Table 22

Securities Portfolio — Characteristics
(Residential Mortgage Backed Securities, Unless Noted)
(all dollars in thousands)

	Credit
	Rating	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001	Jun. 2001

FNMA & FHLMC — Adjustable	“AAA”	$236,084	$285,174	$353,523	$389,400	$434,732
FNMA & FHLMC — Hybrid	“AAA”	0	0	20,223	0	2,828
Jumbo Prime — Adjustable	AAA or AA	134,871	157,279	144,813	138,261	243,078
Jumbo Prime — Hybrid	AAA or AA	99,540	133,456	137,926	43,775	0
Jumbo Prime — Fixed	AAA or AA	10,196	4,961	5,018	15,732	24,815
Subprime — Floaters	AAA or AA	20,935	20,935	14,600	14,600	14,600
Subprime — Fixed	AAA to BBB	0	0	600	1,050	13,026
Interest-Only — Residential	AAA	0	0	13	53	60
Interest-Only — Commercial	AAA	6,508	4,768	4,874	5,008	5,082
CBO Equity — Mixed Real Estate	B or NR	4,356	2,859	1,892	914	966

Total Securities Portfolio		$512,490	$609,432	$683,482	$608,793	$739,187

      We owned fixed rate securities in our securities portfolio and our residential credit-enhancement securities portfolio, but not in amounts that materially exceed our equity capital base (see Table 30). We have generally avoided funding fixed rate assets with floating rate liabilities.

Interest Expense

      Short-term interest rates stabilized in the first half of 2002 after falling for most of 2001. However, our cost of borrowed funds continued to fall over these past six months as the interest expense on a portion of these funds adjusts to market conditions with a lag. Our cost of funds was 2.69% during the second quarter of 2002, a decrease from 2.82% in the first quarter of 2002 and from 5.45% in the second quarter of 2001. Our cost of borrowed funds during the first six months of 2002 was 2.75%, a decrease (for similar reasons) from 5.90% in the first six months of 2001.

      Our average debt levels continued to rise as we acquired loans and issued long-term debt to fund the acquisitions. The average borrowings were $2.8 billion during the second quarter of 2002, an increase from $2.2 billion in the first quarter and $2.0 billion in the second quarter of 2001. Our average debt balance in the first six months of $2.5 billion was an increase from the $2.0 billion we averaged in the first half of 2001.

      In the second quarter of 2002, our increased amount of borrowed funds resulted in an increase in total interest expense from the previous quarter, in spite of the decrease in our cost of funds. Total interest expense was $18.5 million in the second quarter of 2002, as compared to $15.6 million in the first quarter of 2002. In comparison to a year ago, however, our interest expense declined due to rapidly falling cost of funds despite increased borrowings. For the second quarter of 2001 total interest expense was $27.0 million.

      Due to the decrease in short-term rates, and thus our cost of funds, our total interest expense of $34.1 million in the first half of 2002 was significantly lower than the $58.4 million interest expense in the first six months 2001.

Table 23

Interest Expense
(all dollars in thousands)

		Long	Long		Short	Short
	Average	Term	Term	Average	Term	Term		Total
	Long	Debt	Debt	Short	Debt	Debt	Total	Cost
	Term	Interest	Cost of	Term	Interest	Cost of	Interest	of
	Debt	Expense	Funds	Debt	Expense	Funds	Expense	Funds

Q2: 2001	$1,018,646	$15,167	5.96%	$964,543	$11,843	4.91%	$27,010	5.45%
Q3: 2001	933,340	12,714	5.45%	852,341	8,841	4.15%	21,555	4.83%
Q4: 2001	1,193,050	11,949	4.01%	839,879	6,142	2.93%	18,091	3.56%
Q1: 2002	1,280,503	10,661	3.33%	931,424	4,941	2.12%	15,602	2.82%
Q2: 2002	1,806,884	12,894	2.85%	945,331	5,595	2.37%	18,489	2.69%
Six Months: 2001	$1,045,261	$33,005	6.32%	$937,678	$25,418	5.42%	$58,423	5.90%
Six Months: 2002	1,545,148	23,555	3.05%	938,416	10,536	2.25%	34,091	2.75%

      The table below lists our long-term debt issuances through June 30, 2002.

Table 24

Long-Term Debt Characteristics
(all dollars in thousands)

							Principal	Interest
			Original			Estimated	Outstanding	Rate At
	Debt	Issue	Issue		Stated	Callable	At Jun. 30,	Jun. 30,
Long Term Debt Issue	Rating	Date	Amount	Index	Maturity	Date	2002	2002

Sequoia 1 A1	AAA	7/29/97	$334,347	1m LIBOR	2/15/28	Called	$0	n/a
Sequoia 1 A2	AAA	7/29/97	200,000	Fed Funds	2/15/28	Called	0	n/a
Sequoia 2 A1	AAA	11/6/97	592,560	1y Treasury	3/30/29	2003	203,341	3.77%
Sequoia 2 A2	AAA	11/6/97	156,600	1m LIBOR	3/30/29	2003	53,739	2.18%
Sequoia 3 A1	AAA	6/26/98	225,459	Fixed to 12/02	5/31/28	Retired	0	n/a
Sequoia 3 A2	AAA	6/26/98	95,000	Fixed to 12/02	5/31/28	Retired	0	n/a
Sequoia 3 A3	AAA	6/26/98	164,200	Fixed to 12/02	5/31/28	2002	0	n/a
Sequoia 3 A4	AAA	6/26/98	121,923	Fixed to 12/02	5/31/28	2002	97,354	6.25%
Sequoia 3 M1	AA/AAA	6/26/98	16,127	Fixed to 12/02	5/31/28	2002	16,127	6.77%
Sequoia 3 M2	A/AA	6/26/98	7,741	Fixed to 12/02	5/31/28	2002	7,741	6.77%
Sequoia 3 M3	BBB/A	6/26/98	4,838	Fixed to 12/02	5/31/28	2002	4,838	6.77%
Sequoia 1A A1	AAA	5/4/99	157,266	1m LIBOR	2/15/28	Called	0	n/a
Sequoia 4 A	AAA	3/21/00	377,119	1m LIBOR	8/31/24	2005	225,311	2.20%
Commercial 1	N/A	3/30/01	9,010	1m LIBOR	11/1/02	N/A	9,010	4.84%
Commercial 2	N/A	3/30/01	8,320	1m LIBOR	10/1/03	N/A	8,320	4.84%
Sequoia 5 A	AAA	10/29/01	496,667	1m LIBOR	10/29/26	2007	471,281	2.19%
Sequoia 5 B1	AA	10/29/01	5,918	1m LIBOR	10/29/26	2007	5,918	2.64%
Sequoia 5 B2	A	10/29/01	5,146	1m LIBOR	10/29/26	2007	5,146	2.64%
Sequoia 5 B3	BBB	10/29/01	2,316	1m LIBOR	10/29/26	2007	2,316	2.64%
Commercial 3	N/A	3/1/02	8,318	1m LIBOR	7/1/03	N/A	8,307	8.63%
Sequoia 6A	AAA	4/26/02	496,378	1m LIBOR	4/26/27	2008	486,200	2.16%
Sequoia 6B1	AA	4/26/02	5,915	1m LIBOR	4/26/27	2008	5,915	2.54%
SMFC 2002-A A1	AAA	4/30/02	64,761	1m LIBOR	4/30/30	2008	61,215	2.44%
SMFC 2002-A A2	AAA	4/30/02	15,861	1m LIBOR	8/30/29	2008	15,442	2.59%
Sequoia 7A	AAA	5/29/02	554,686	1m LIBOR	5/29/32	2008	551,171	2.18%
Sequoia 7B1	AA	5/29/02	8,080	1m LIBOR	5/29/32	2008	8,080	2.59%

Total Long-Term Debt			$4,134,556				$2,246,772	2.62%

      In July 2002, we issued $0.6 billion of long-term debt through Sequoia 8. We plan to issue more long-term debt throughout the second half of the year.

Operating Expenses

      Operating expenses as a percentage of equity is, in our opinion, the best measure of operating cost efficiency for our company. Although this measure varies from quarter to quarter — due to factors such as equity offerings and variable compensation expense accruals tied to earnings and dividends — the general trend has been towards greater productivity. Operating expenses as a percentage of equity improved from 6.1% in the second quarter of 2001 to 4.9% in the second quarter of 2002. Over the twelve months ending June 30, 2002, our equity base (a good measure of the scope of our business) increased by 73% while our year-over-year second quarter operating expenses increased by 34%.

      If we continue to increase the scale of our business, we would generally expect to continue to benefit from operating leverage, as we would expect growth in our operating expenses would be restrained relative to growth in equity and net interest income.

Table 25

Operating Expenses
(all dollars in thousands)

					Efficiency
			Variable		Ratio:
			(Performance	Operating	Operating
		Fixed	Based)	Expenses/	Expenses/
	Operating	Operating	Operating	Average	Net Interest
	Expenses	Expenses	Expenses	Equity	Income

Q2: 2001	$3,378	$1,754	$1,624	6.1%	30%
Q3: 2001	2,748	1,281	1,467	4.3%	24%
Q4: 2001	2,730	1,563	1,167	3.6%	21%
Q1: 2002	3,546	1,758	1,788	4.3%	23%
Q2: 2002	4,536	2,081	2,455	4.9%	26%

Six Months: 2001	$6,358	$3,316	$3,042	5.8%	29%
Six Months: 2002	8,082	3,839	4,243	4.6%	25%

Stock Option Costs

      We currently recognize the cost of stock option issuance in our GAAP financial statements in two ways. First, in accordance with GAAP, we recognize in our per-share calculations the potential dilutive effect of all of our outstanding options that are in-the-money (those that have an option strike price less than the current Redwood share price). Our GAAP earnings per share, which is calculated on a diluted shares basis, was $0.88 in the second quarter of 2002. Without this calculation of potential dilution, reported GAAP earnings (per basic share) would have been $0.91 per share. At June 30, 2002, the difference between our basic shares outstanding and diluted shares outstanding (incorporating the potential dilutive effect of options) was 518,790 shares, or 3.4% of our basic shares outstanding.

      Second, we include in GAAP income calculation (as part of mark-to-market adjustments) stock option expenses associated with a portion of our stock options that require variable accounting treatment under GAAP. This GAAP income expense represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not a cash expense. In periods of stock price appreciation (like the first half of 2002), this expense can be significant; it totaled $1.3 million, or $0.09 per diluted share, for the first six months of 2002. During periods of stock price decline, this accounting treatment may actually provide a net gain in mark-to-market.

      We have not adopted FAS 123 as a method of accounting for stock options and related items. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, to the effect last year of adoption of this method of accounting would have been less than 2% of our GAAP net income. In the future, any FAS 123 expense will depend on option expense valuation methods and future option granting practices.

Other Income (Expense)

      In the first half of 2002, other income and expense consisted primarily of variable stock option expense associated with certain stock options. This expense, a type of mark-to-market expense, occurred as our stock price rose above the underlying strike price on a small portion of our outstanding stock options.

Mark-to-Market Adjustments

      Changes in the market value of certain of our mortgage assets and interest rate agreements affect our GAAP earnings each quarter. For the first half of 2002, income statement mark-to-market adjustments totaled a positive $2.9 million. We also mark-to-market certain assets through our balance sheet; these adjustments affect our reported book value but not our earnings. Net balance sheet and income statement mark-to-market adjustments were positive $36.0 million in the first half of 2002. These increases in market values were due to falling interest rates, increased competition and demand for mortgage assets in the market, favorable prepayment and credit performance, and other factors.

Shareholder Wealth

      In the nearly 8 years since the commencement of Redwood’s operations, cumulative shareholder wealth has grown at a compound rate of 19% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus reinvestment of dividends. In calculating shareholder wealth, we assume that dividends were reinvested through the purchase of additional shares at the prevailing book value per share. With this assumption, the shareholder wealth we created can be compared to book value per share growth at a non-REIT company that has retained its earnings and compounds book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

      Book value per share was $11.67 in September 1994 when we commenced operations. We increased book value to $25.05 per share at June 30, 2002 through the retention of cash by keeping dividends lower than cash flow, net positive changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock at prices below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $11.245 per share, and reinvestment earnings on those dividends were $9.17 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $45.46 per share during this nearly 8-year period. A company that earned a 19% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

Table 26

Shareholder Wealth
(dollars per share)

		Dividends		Cumulative
		Declared		Reinvestment	Cumulative
	Book Value	During	Cumulative	Earnings on	Shareholder
	Per Share	Period	Dividends	Dividends	Wealth

Sep. 1994	$11.67	$0.000	$0.000	$0.00	$11.67
Dec. 1994	10.82	0.250	0.250	0.00	11.07
Dec. 1995	12.38	0.960	1.210	0.09	13.68
Dec. 1996	16.50	1.670	2.880	1.07	20.45
Dec. 1997	21.55	2.150	5.030	3.07	29.65
Dec. 1998	20.27	0.280	5.310	2.67	28.25
Dec. 1999	20.88	0.400	5.710	3.07	29.66
Dec. 2000	21.47	1.610	7.320	4.11	32.90
Dec. 2001	22.21	2.550	9.870	6.03	38.11
Jun. 2002	25.05	1.375	11.245	9.17	45.46

Taxable Income and Dividends

      To date, we have generally distributed over time as preferred and common stock dividends 100% of our REIT taxable income earned at our parent company, Redwood Trust, which has elected REIT status. However, to maintain our REIT status, we need only distribute 90% of our REIT taxable income. We may elect to retain (and pay taxes on) up to 10% of our REIT taxable income in the future.

      Our REIT taxable income may differ materially from our core earnings or reported GAAP income. Income calculation methods differ. Also, we conduct a portion of our real estate finance business in taxable subsidiaries; taxable income earned in these subsidiaries is part of GAAP and core earnings but is not part of our REIT taxable income and is not subject to minimum dividend distribution requirements. We may elect to transfer a larger portion of our business to our taxable subsidiaries, which would likely have the effect of raising our tax liabilities (after the net tax operating losses in these subsidiaries were utilized) and reducing our minimum dividend distribution requirements, but increasing retained earnings over time. This may have the effect of reducing our special dividend payments in the future; our goal in taking any such actions would be to increase the sustainability (and future growth rate) of our current regular dividend.

      Our common stock dividend policy and distributions are set by our Board of Directors. Generally, distributions depend on our REIT taxable income, GAAP earnings, cash flows, overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. The Board of Directors may reduce our regular dividend rate when it believes it may be in the long-term interest of Redwood Trust and its shareholders to do so. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of June 30, 2002, full cumulative dividends have been paid on the Class B Preferred Stock.

      Under current policy, the Board sets our regular dividend at a rate that it believes is more likely than not to be sustainable, given current expectations for cash flow generation and other factors, unless we encounter stressful conditions. In years when our minimum dividend distribution requirements under the REIT rules exceed what we believe to be our sustainable dividend rate, the Board may declare one or more special quarterly cash dividends.

      Distributions to our shareholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. All dividends declared and paid in the last three years have been ordinary income. Our Board of Directors may elect to maintain a steady dividend rate during periods of fluctuating REIT taxable income. In such event, the Board may choose to declare dividends that include a return of capital for tax purposes.

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

      We review our cash flow projections on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future asset cash flow performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience.

      One of the many significant assumptions used in projecting cash flows on many of our assets, and thus our current yield, is the level and timing of credit losses that we expect to incur over the lives of these assets. We establish the level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including current and projected economic conditions, characteristics of the underlying loans, delinquency status, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment. Our actual credit losses, and the timing of these losses, may differ from those estimates used to establish the reserve. Such differences will result in different yields over the life of the asset than we may be currently reporting under GAAP. If such differences are adverse, and the market value of our assets decline below our carrying value, we may need to take current period mark-to-market charges through our income statement.

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

Financial Condition, Liquidity, and Capital Resources

Cash Flow

      Cash flow from operations equals earnings adjusted for non-cash items such as depreciation, amortization, credit provisions, and mark-to-market adjustments. Free cash flow equals cash flow from operations less capital expenditures and increases in working capital. Generally, free cash flow plus principal receipts from assets are available to pay dividends, pay down debt, repurchase stock, or acquire new portfolio assets. Funds retained to support a net increase in portfolio investment generally equal free cash flow less dividends plus any net issuance of stock.

      Over the past several quarters, our cash flow from operations has exceeded our earnings and our dividend distributions. In the first half of 2002, cash flow from operations was $27 million, consisting of earnings of $25 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $2 million. Our free cash flow, which is our cash flow from operations plus changes in working capital, property, plant, equipment, and other non-earning assets, was $30 million. In addition, we issued $73 million in common stock during the quarter through two common stock offerings and our direct stock purchase and dividend reinvestment plan. We used the available cash from these sources to fund our common stock dividend of $17 million and to increase our net investment in our real estate activities by $86 million.

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

Table 27

Cash Flow
(all dollars in thousands)

				Changes In				Net
				Working				Funds
			Cash	Capital				Available
		Non-	Flow	And	Free	Common	(Purchase)/	for
	GAAP	Cash	From	Other	Cash	Dividends	Sale	Portfolio
	Earnings	Items	Operations	Assets	Flow	Paid	Of Stock	Investing

Q2: 2001	$6,463	$3,004	$9,467	$(1,096)	$8,371	$(4,448)	$548	$4,471
Q3: 2001	8,065	2,386	10,451	366	10,817	(6,715)	50,586	54,688
Q4: 2001	8,955	6,496	15,451	562	16,013	(8,268)	33,665	41,410
Q1: 2002	11,219	2,780	13,999	(1,125)	12,874	(7,597)	46,162	51,439
Q2: 2002	13,802	(390)	13,412	3,561	16,973	(9,067)	26,563	34,469

Six Months: 2001	$13,143	$4,349	$17,492	$3,421	$20,913	$(8,324)	$1,534	$14,123
Six Months: 2002	25,021	2,390	27,411	2,436	29,847	(16,664)	72,725	85,908

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

      Some of our short-term borrowing facilities are committed (for which we pay fees) but most are uncommitted. These committed facilities are generally for a term of up to one year, although certain assets maybe funded for periods up to three years. These committed facilities have restrictions on pledged asset types and debt covenant tests; we continue to meet these requirements.

      At June 30, 2002, we had over a dozen uncommitted facilities for short-term collateralized debt, with credit approval in excess of $4 billion of borrowings. We have had no difficulty securing short-term borrowings on favorable terms. Outstanding borrowings under these agreements were $361 million at June 30, 2002, a decrease from $568 million at year-end 2001, due to a reduction in our securities portfolio.

      At June 30, 2002, we also had three short-term facilities totaling $1.4 billion available to fund our residential mortgage loans we acquire in anticipation of a securitization transaction. The amount we have outstanding at any quarter end is a function of the pace of our acquisitions relative to the timing of our securitizations. We had $592 million outstanding short-term borrowings collateralized by residential mortgages at June 30, 2002, an increase from $146 million at December 31, 2001. We completed a securitization in July 2002 and used the proceeds from the long-term debt issued in the securitization to pay down the bulk of these short-term borrowings. The amount of short-term borrowings collateralized with residential mortgage loans that we have will continue to fluctuate from month to month as our acquisition and securitization program continues.

      We had four borrowing facilities for residential credit-enhancement securities totaling $170 million and two borrowing facilities for commercial mortgage loans totaling $57 million outstanding at June 30, 2002. In addition to these committed facilities, we may also finance securities with lower than investment grade ratings through non-committed borrowing arrangements. Outstanding borrowings under all these agreements were $52 million at June 30, 2002, a decrease from $83 million at December 31, 2001. For our commercial loans, we have been replacing short-term debt funding with long-term debt funding; as we continue to do this, we may reduce our short-term debt facilities for commercial loans in the future. To fund our residential credit-enhancement securities acquisition program, we are seeking efficient forms of long-term debt issuance to replace short-term funding. We may issue long-term debt for this purpose through our CBO program or through other means.

      At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings, or bank credit lines sufficient to maintain safe operations, that would suggest that our liquidity reserves would be called upon, or that would likely cause us to be in danger of a covenant default. Our covenants generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not, nor do we currently anticipate, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our liquidity in the future.

      There can be no assurance that we will be able to find or retain sufficient borrowing agreements to fund our current operations or our potential acquisition opportunities.

      Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed for a variety of reasons, including a decline in the market value or a change in the acceptability to lenders of the collateral we pledge to secure short-term borrowings. We continue to maintain liquidity reserves at or in excess of our policy levels. At June 30, 2002, we had $38 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 4% of our short-term debt balances. At December 31, 2001, we had $74 million of liquid assets, equaling 9% of our short-term debt balances. The decline in this ratio over the past six months is primarily the result of the increase in short-term borrowings funding our residential mortgage loans prior to the securitization in July 2002.

Long-Term Debt

      The $2.2 billion of long-term debt on our June 30, 2002 consolidated balance sheet was non-recourse debt. Substantially all this debt was issued through our special purpose financing subsidiaries (our Sequoia program) and was collateralized by residential mortgage loans. The holders of our long-term debt can look for repayment from the cash flows from the mortgages specifically collateralizing the debt; the debt is non-recourse to Redwood. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood’s general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA-rated long-term debt of the type that we issue to fund residential loans through Sequoia is a large, global market that has been relatively stable for many years. At this time, we believe we could issue more of this debt on reasonable terms if we should choose to do so. In July 2002, we issued $0.6 billion of long-term debt through Sequoia 8, and we plan to issue more long-term debt throughout the second half of 2002.

      Of the remaining long-term debt, $26 million was backed by commercial loans and was created through the sale of senior loan participations. The market for senior participations on commercial loans of the types in our portfolio is limited and there can be no assurance that we will be able to sell future participations.

      The remaining $76 million of long-term debt was issued through a re-securitization of a portion of our AAA and AA rated residential mortgage securities portfolio. We completed this resecuritization in April 2002 and used the proceeds to reduce our short-term repo debt funding of these securities.

      We hope to pursue other opportunities to replace our short-term debt funding our assets with long-term, non-recourse debt over time. We are currently accumulating a diverse portfolio of real estate and asset-backed securities; our goal is to issue long-term debt in the form of Collateralized Bond Obligation securities to fund these new acquisitions as well as portions of our existing securities and residential credit-enhancement portfolios.

Equity Capital and Risk-Adjusted Capital Guidelines

      Excluding short- and long-term collateralized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $308 million to $418 million in the first half of 2002 as a result of $33 million in asset appreciation, $4 million in retention of cash flow, equity offerings totaling $55 million, and $18 million in stock issuance through our direct stock purchase and dividend reinvestment program. We will seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

      The amount of assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. Our risk-adjusted capital guideline is further discussed under “Capital Risks”. At June 30, 2002, our aggregate equity capital guidelines were: 74% of residential credit-enhancement portfolio interests; 100% of net retained interests in residential loan portfolio after long-term debt issuance (Sequoia equity); 8% of short-term debt funded residential mortgage loans; 12% of securities portfolio; and 30% of commercial mortgage loan portfolio.

      Our total risk-adjusted capital guideline amount for assets on our balance sheet was $380 million at June 30, 2002. Capital required for outstanding commitments at June 30, 2002 for asset purchases settling in the third quarter of 2002 was $4 million. Thus, at June 30, 2002, our total capital committed was $384 million, our total capital available was $418 million, and our excess capital to support growth in the second half of 2002 was $34 million.

Balance Sheet Leverage

      As reported on our balance sheet of June 30, 2002, our equity-to-reported-assets ratio was 11% and our reported debt-to-equity ratio was 7.8 times. We believe our balance sheet is generally less leveraged than many banks, savings and loans, and other financial institutions such as Fannie Mae and Freddie Mac that are in similar real estate finance businesses.

      A majority of our debt is non-recourse debt. Holders of non-recourse debt can look only to the pledged assets — and not to Redwood — for repayment. Therefore, another useful measure of the leverage we employ is to compute leverage ratios comparing our equity base to our recourse debt levels and to our “at-risk” assets (our assets excluding those assets pledged to non-recourse debt). These adjustments generally conform our balance sheet to what would be reported if we accounted for our securitizations as sales rather than as financings. Total reported assets at June 30, 2002 were $3.7 billion; of these, $2.3 billion were pledged to non-recourse debt and $1.4 billion were “at-risk”. Total reported liabilities at June 30, 2002 were $3.3 billion; non-recourse debt was $2.2 billion and recourse debt was $1.0 billion. On a recourse-only basis, our ratio of equity-to-at-risk-assets was 31% and our ratio of recourse-debt-to-equity was 2.2 times. Please also see “Net Interest Income” above for a discussion of our income statement as reformatted to a recourse basis.

      Our long-term plan is to reduce short-term recourse debt levels, in part by replacing this debt with long-term non-recourse debt. If we are successful in this funding strategy, and we continue to grow, our reported leverage levels may increase at the same time that our recourse leverage levels may decrease.

Table 28

Leverage Ratios
(all dollars in thousands)

					Recourse
		Recourse		Equity	Debt and	Equity	Reported
	At	Debt		To	Liabilities	To	Debt
	Risk	And Other		At-Risk	To	Reported	To
	Assets	Liabilities	Equity	Assets	Equity	Assets	Equity

Q2: 2001	$1,099,885	$875,871	$224,014	20%	3.9	11%	8.3
Q3: 2001	1,387,409	1,107,557	279,852	20%	4.0	12%	7.1
Q4: 2001	1,120,061	812,288	307,773	28%	2.6	13%	6.9
Q1: 2002	1,503,744	1,139,300	364,444	24%	3.1	13%	6.5
Q2: 2002	1,355,971	938,041	417,930	31%	2.2	11%	7.8

Risk Management

      We seek to manage the risks inherent in all financial institutions — including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risks, reinvestment risk, and capital risks — in a prudent manner designed to insure Redwood’s longevity. At the same time we endeavor to provide our shareholders an opportunity to realize a steady, and rising dividend and an attractive total rate of return through stock ownership in our company. In general, we seek, to the best of our ability, to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

      The majority of our credit risk comes from high-quality residential mortgage loans. This includes residential mortgage loans we own and loans we effectively “guarantee” or “insure” through acquisitions of credit-enhancement securities. We also are exposed to credit risks in our commercial mortgage loan portfolio. A portion of our securities portfolio is also exposed to credit risk; the remainder has very high credit ratings and would not normally be expected to incur credit losses. We also have credit risk with counter-parties with whom we do business.

      It should be noted that the establishment under GAAP of a credit reserve for loans or a future credit loss assumption (in essence, a form of credit reserve) for other assets to calculate long-term yields under the effective yield method does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Thus, the timing and recognition amount of credit losses for GAAP and tax, and for our earnings and our dividends, may differ. A material increase in actual credit losses may not affect our GAAP income due to our credit reserves and effective yield recognition methods but could materially reduce our dividend payment obligations.

      The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we establish a credit reserve upon the acquisition of such assets under the effective yield method of accounting. In addition, first loss and other credit-enhancement interests that are junior to our positions that we do not own act as a form of external credit reserve for us on a specific asset basis; these interests junior to ours will absorb credit losses in the pool of underlying mortgage loans before the principal of our interest in that pool of loans will be affected. For our residential and commercial mortgage loans, we establish a credit reserve based on anticipation of losses by taking credit provisions through our income statement. Many of the assets in our securities portfolio do not have material credit risk, and, thus, no credit reserves have been established to date for these assets. For securities portfolio assets where credit risk exists, we establish a reserve, as is appropriate given the credit trends and market outlook for that asset.

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

      Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. Trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. At June 30, 2002, we had $1.0 billion of short-term debt collateralized by assets. Of this debt, $356 million was collateralized by assets in our securities portfolio (primarily AAA and AA rated mortgage backed securities), $57 million by residential credit-enhancement securities, and $592 million by high-quality residential mortgage loans under accumulation for future securitizations. If our short-term debt was called, or we could not renew lines, we may need to sell assets in a potentially unfavorable environment. There can be no assurance that such sales would satisfy our liabilities.

      The events of September 11, 2001 did not impact our liquidity. We have and continue to develop business continuity plans that may help preserve access to liquidity and help mitigate the effect of any disruptions to our operations in the event of certain disasters.

      The table below presents our contractual obligations as of June 30, 2002. The debt appears on our balance sheet. The operating leases are commitments that are expensed as paid per terms of the contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 29

Contractual Obligations as of June 30, 2002
(all dollars in thousands)

		Stated
	Total	Maturities	Comments

Short-term debt	$1,005,003	2002	Weighted average maturity is 124 days
Long-term debt, residential	$2,216,025	2024-2032	Non-recourse debt amortizes as residential collateral pays down
Long-term debt, commercial	$25,575	2002-2003	Non-recourse debt amortizes as commercial collateral pays down
Asset purchase commitments	$104,303	2002	Most acquisitions were completed in July 2002
Operating leases	$2,280	2002-2005	Office rent and software licenses

Interest Rate Risk

      Our strategy is to maintain an asset/liability posture that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or mortgage prepayment rates. At June 30, 2002, the interest rate characteristics of our debt, as adjusted for outstanding interest rate agreements (see discussion below), closely matched the interest rate characteristics of our assets that were funded with debt. We had $3.2 billion of adjustable-rate assets funded with $3.1 billion of adjustable-rate debt. We had $0.1 billion of fixed/hybrid debt funding a portion of our fixed/hybrid assets. The remainder of our assets (mostly hybrid and fixed-rate assets, but also a portion of our variable-rate assets) were funded with our $0.4 billion of equity.

      As a part of our current asset/liability strategy, we have been maintaining a slight mismatch between the interest rate adjustment periods of our adjustable-rate debt and our adjustable-rate assets. In effect, we own six-month LIBOR assets (and, to a lesser degree, one-year Treasury index assets) funded with one-month LIBOR debt. The interest rate on this debt adjusts each month to the current one-month LIBOR interest rate plus a margin. The interest rate on the six-month LIBOR assets adjusts more slowly to market conditions; each month the coupon rate on approximately one-sixth of these assets adjusts to the current six-month LIBOR interest rate plus a margin. Any single change in short-term interest rates could thus have some short-term effect on our earnings (generally, for the next several quarters). We would expect that the spread between our asset yields and our cost of borrowed funds would be more favorable in a falling short-term interest rate environment than in a rising short-term interest rate environment. This trend may be partially or fully offset over time by the equity-funded portion of our balance sheet, which would generally have increasing net interest earnings (and perhaps better credit results) in a rising rate environment. Short-term interest rates fell throughout 2001, and our earnings benefited from our short-term interest rate mismatch. As short-term interest rates have stabilized in 2002, our earnings benefit from this source has been diminishing and, assuming rates remain stable, will continue to diminish in the second half of 2002.

      Recently, we have generally been able to achieve our desired asset/liability mix on-balance sheet without significant use of derivatives. As the table below shows, our variable-rate assets are generally funded with variable-rate debt and our unhedged fixed-rate assets are generally funded with equity. We believe that our use of interest rate derivative agreements as part of our asset/liability strategy is likely to increase in the future as we expand our product lines, develop our CBO program, and acquire more fixed-rate and hybrid loans and securities that will need to be hedged prior to securitization. As of June 30, 2002, we had $129 million of notional amounts of interest rate agreements. In combination with a like amount of variable rate debt, these agreements effectively create fixed rate debt. These amounts are shown as hybrid and fixed rate debt in the table below.

      During 2002, we have reduced the amount of net fixed rate assets we own (fixed rate or hybrid assets that are not hedged or funded with fixed rate debt) relative to the size of our equity base. Net fixed assets equaled 100% of equity at December 31, 2001 and 77% of equity at June 30, 2002. This reduction in net fixed rate assets diminishes current period income, but also should allow — relative to the net fixed rate exposure we had at year-end — for increased earnings and more stable book value in a rising interest rate environment.

Table 30

Asset/Liability Matching as of June 30, 2002
(all dollars in thousands)

		One-	One-		Non-
		Month	Year	Fixed/	Interest		Total
	Asset	LIBOR	Treasury	Hybrid	Bearing		Liabilities
Asset Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Equity	And Equity

Cash (unrestricted)	$13,155	$13,155	$0	$0	$0	$0	$13,155
One Month LIBOR	795,569	795,569	0	0	0	0	795,569
Six Month LIBOR	1,972,186	1,972,186	0	0	0	0	1,972,186
COFI/ Other ARM	36,876	36,876	0	0	0	0	36,876
One Year Treasury	351,126	96,475	203,342	0	0	51,309	351,126
Fixed/Hybrid<1 Yr*	46,206	0	0	0	0	46,206	46,206
Hybrid	294,718	0	0	129,000	0	165,718	294,718
Fixed	153,922	0	0	0	0	153,922	153,922
Non-Earning Assets	26,024	0	0	0	25,249	775	26,024

Total	$3,689,782	$2,914,261	$203,342	$129,000	$25,249	$417,930	$3,689,782

*	Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

      Changes in interest rates can have many effects on our business aside from those discussed in this section, including effects on our liquidity, market values, and mortgage prepayment rates.

Prepayment Risk

      We seek to maintain an asset/liability posture that mitigates the effects that mortgage prepayment trends may have on our ability to achieve our long-term objectives. For the development of our business, there are positive and negative aspects to both slow prepayment rate environments and fast prepayment rate environments. In general, it would be difficult to say which scenario is preferred.

      Prepayments affect short-term earnings primarily through amortization of purchase premium and discount. Although we have roughly equal amounts of premium and discount, amortization income from discount assets will not necessarily offset amortization expenses from premium assets. Variations in current and projected prepayment rates for individual assets, differing accounting methods for different assets, and changes in short-term interest rates (as they effect projected coupons on adjustable rate mortgages, and thus change effective yield calculations) may cause net premium amortization expense or income to vary substantially from quarter to quarter.

Table 31

Unamortized Premium and Discount Balances*
(all dollars in thousands)

			Net	Net
	Gross	Gross	Premium/	Amortization
	Premium	Discount	(Discount)	(Expense)

Q2: 2001	$29,046	$(36,230)	$(7,184)	$(2,052)
Q3: 2001	27,921	(34,308)	(6,387)	(2,137)
Q4: 2001	26,518	(30,562)	(4,044)	(5,019)
Q1: 2002	23,036	(32,053)	(9,017)	(3,201)
Q2: 2002	31,155	(40,301)	(9,146)	(793)

Six Months: 2001	$29,046	$(36,230)	$(7,184)	$(3,106)
Six Months: 2002	31,155	(40,301)	(9,146)	(3,994)

*	Includes deferred bond issuance costs and net premium on Long-Term Debt throughout.

Market Value Risk

      At June 30, 2002, we owned mortgage securities and loans totaling $0.9 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 86% had adjustable-rate coupons and the remaining 14% were hybrid loans.

      At June 30, 2002, we owned $0.5 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 26% had adjustable-rate coupons, 42% were hybrid loans, and the remaining 32% had fixed-rate coupons. Market value fluctuations of these assets can affect the reported value of our stockholders’ equity base.

      Market value fluctuations for our assets not only affect our reported earnings and book value, but also can affect our liquidity especially to the extent these assets are funded with short-term borrowings.

      We currently do not have a significant number of interest rate agreements, although we expect to in the future. Please see our discussion above under “Interest Rate Risk” and in our Notes to our Consolidated Financial Statements for a more detailed description of our interest rate agreements. As of June 30, 2002, our interest rate agreements are reported at market value with any periodic changes reported through the income statement.

Capital Risk

      Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if market values of our assets that secure our short-term borrowings decline or the market for short-term borrowings changes in an adverse manner.

      Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount — expressed as a guideline equity-to-assets ratio — to each of our mortgage assets. For short-term funded assets, this ratio may fluctuate over time, based on changes in that asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for securities rated below AA, residential credit-enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, commercial mortgage whole loans, and retained commercial mortgage junior participants are generally higher than for higher-rated securities and residential whole loans. Capital requirements for less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for our retained interests in Sequoia generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

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

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

      At June 30, 2002, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.     Changes in Securities

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders of the Company was held on May 9, 2002.

      (b) The following matters were voted on at the Annual Meeting:

	Votes

	For	Against	Abstain

1. Election of Directors
Douglas B. Hansen	14,046,519	57,072	—
Charles J. Toeniskoetter	13,034,292	1,069,299	—

      The following Directors’ terms of office continue after the meeting:

Richard D. Baum
Thomas C. Brown
Mariann Byerwalter
George E. Bull
David L. Tyler

	Votes

	For	Against	Abstain

2. Ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002	14,010,949	67,035	25,338

	Votes

	For	Against	Abstain

3. Approval of the Company’s Incentive Stock Plan	13,503,032	530,930	69,629

	Votes

	For	Against	Abstain

4. Approval of the Company’s Employee Stock Purchase Plan	13,785,228	260,744	57,618

Item 5.     Other Information

      Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2002 by the Company’s auditors, PricewaterhouseCoopers LLP. The services include the annual audit, quarterly reviews, comfort letters in connection with debt and equity securities issuances, issuances of consents related to SEC-filings, and certain tax compliance services.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 4.4.4	Indenture dated as of April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee(a)
Exhibit 4.4.5	Indenture dated as of April 1, 2002 between Sequoia Mortgage Funding Company 2002-A (a wholly-owned consolidated subsidiary of the Registrant) and The Bank of New York, as Trustee(b)
Exhibit 4.4.6	Indenture dated as of May 1, 2002 between Sequoia Mortgage Trust 7 (a wholly-owned consolidated subsidiary of Registrant) and HSBC Bank, USA, as Trustee(c)
Exhibit 10.15	2002 Incentive Stock Plan
Exhibit 10.16	2002 Employee Stock Purchase Plan
Exhibit 10.17	Executive Deferred Compensation Plan
Exhibit 11.1	Computation of Earnings Per Share for the three and six months ended June 30, 2002 and June 30, 2001.
Exhibit 99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Form 8-K (1-13759) filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on May 13, 2002.

(b)	Incorporated by reference to the Form 8-K (1-13759) filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on May 14, 2002.

(c)	Incorporated by reference to the Form 8-K (1-13759) filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on June 13, 2002.

      (b) Reports

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

By:	/s/ DOUGLAS B. HANSEN

Douglas B. Hansen
President
(authorized officer of registrant)

Dated: August 14, 2002

By:	/s/ HAROLD F. ZAGUNIS

Harold F. Zagunis
Vice President, Chief Financial Officer
Secretary, Treasurer and Controller
(principal financial and accounting officer)

Dated: August 14, 2002