Form 10-Q
period 2002-09-30
REDWOOD TRUST INC
filed 2002-11-14
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Class B Preferred Stock ($.01 par value)	902,068 as of November 14, 2002
Common Stock ($.01 par value)	16,082,840 as of November 14, 2002

REDWOOD TRUST, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except
	share data)
ASSETS
Residential mortgage loans	$4,761,893	$1,474,862
Residential credit-enhancement securities	324,130	190,813
Commercial mortgage loans	50,664	51,084
Securities portfolio	491,756	683,482
Cash and cash equivalents	20,606	9,030

Total Earning Assets	5,649,049	2,409,271
Restricted cash	326	3,399
Accrued interest receivable	17,109	13,729
Principal receivable	3,644	7,823
Other assets	4,174	1,422

Total Assets	$5,674,302	$2,435,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$834,081	$796,811
Long-term debt, net	4,365,281	1,313,715
Accrued interest payable	4,515	2,569
Accrued expenses and other liabilities	12,022	6,498
Dividends payable	12,675	8,278

Total Liabilities	5,228,574	2,127,871

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible 902,068 shares authorized, issued and outstanding ($28,645 aggregate liquidation preference)	26,517	26,517
Common stock, par value $0.01 per share; 49,097,932 shares authorized; 15,886,421 and 12,661,749 issued and outstanding	159	127
Additional paid-in capital	408,675	328,668
Accumulated other comprehensive income	54,148	2,701
Cumulative earnings	101,331	59,961
Cumulative distributions to stockholders	(145,102)	(110,201)

Total Stockholders’ Equity	445,728	307,773

Total Liabilities and Stockholders’ Equity	$5,674,302	$2,435,644

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except share data)
Interest Income
Residential mortgage loans	$24,447	$15,252	$58,173	$51,217
Residential credit-enhancement securities	10,443	5,246	26,144	11,291
Commercial mortgage loans	1,280	1,695	3,787	5,589
Securities portfolio	5,719	10,744	20,455	44,354
Cash and cash equivalents	204	235	502	811

Total interest income	42,093	33,172	109,061	113,262
Interest Expense
Short-term debt	(5,398)	(8,841)	(15,934)	(34,259)
Long-term debt	(18,893)	(12,714)	(42,448)	(45,719)

Total interest expense	(24,291)	(21,555)	(58,382)	(79,978)
Net Interest Income	17,802	11,617	50,679	33,284
Operating expenses	(4,290)	(2,748)	(12,372)	(9,106)
Other income (expense)	745	(227)	(587)	(891)
Net unrealized and realized market value gains (losses)	730	104	3,650	2,332

Net income before preferred dividend and change in accounting principle	14,987	8,746	41,370	25,619
Cumulative effect of adopting EITF 99-20 (See Note 2)	—	—	—	(2,368)

Net income before preferred dividend	14,987	8,746	41,370	23,251
Dividends on Class B preferred stock	(681)	(681)	(2,043)	(2,043)

Net Income Available to Common Stockholders	$14,306	$8,065	$39,327	$21,208

Other comprehensive income:
Net unrealized income on assets available for sale	18,322	5,303	51,447	5,715

Comprehensive Income	$32,628	$13,368	$90,774	$26,923

Earnings per Share:
Basic Earnings Per Share:
Net income before change in accounting principle	$0.91	$0.78	$2.64	$2.51
Cumulative effect of adopting EITF 99-20	$—	$—	$—	$(0.25)

Net income	$0.91	$0.78	$2.64	$2.26
Diluted Earnings Per Share:
Net income before change in accounting principle	$0.88	$0.75	$2.56	$2.44
Cumulative effect of adopting EITF 99-20	$—	$—	$—	$(0.25)

Net income	$0.88	$0.75	$2.56	$2.19
Weighted average shares of common stock and common stock equivalents:
Basic	15,730,182	10,392,820	14,879,883	9,379,286
Diluted	16,240,194	10,752,062	15,365,352	9,666,136
Common Dividends Per Share:
Common Dividends Declared Per Share (Regular)	$0.630	$0.570	$1.880	$1.620
Common Dividends Declared Per Share (Special)	$0.125	$0.180	$0.250	$0.180

Total Common Dividends Declared Per Share	$0.755	$0.750	$2.130	$1.800

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class B					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Cumulative
					Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

	(Unaudited)
	(In thousands, except share data)
Balance, December 31, 2001	902,068	$26,517	12,661,749	$127	$328,668	$2,701	$59,961	$(110,201)	$307,773

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	11,900	—	11,900
Net unrealized income on assets available-for-sale	—	—	—	—	—	8,314	—	—	8,314

Total comprehensive income	—	—	—	—	—	—	—	—	20,214
Issuance of common stock	—	—	1,962,898	19	46,186	—	—	—	46,205
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(9,067)	(9,067)

Balance, March 31, 2002	902,068	$26,517	14,624,647	$146	$374,854	$11,015	$71,861	$(119,949)	$364,444

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	14,483	—	14,483
Net unrealized income on assets available-for-sale	—	—	—	—	—	24,811	—	—	24,811

Total comprehensive income	—	—	—	—	—	—	—	—	39,294
Issuance of common stock	—	—	999,365	10	26,659	—	—	—	26,669
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(11,796)	(11,796)

Balance, June 30, 2002	902,068	$26,517	15,624,012	$156	$401,513	$35,826	$86,344	$(132,426)	$417,930

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	14,987	—	14,987
Net unrealized income on assets available-for-sale	—	—	—	—	—	18,322	—	—	18,322

Total comprehensive income	—	—	—	—	—	—	—	—	33,309
Issuance of common stock	—	—	262,409	3	7,162	—	—	—	7,165
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(11,995)	(11,995)

Balance, September 30, 2002	902,068	$26,517	15,886,421	$159	$408,675	$54,148	$101,331	$(145,102)	$445,728

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)

	(In thousands)
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$14,987	$8,746	$41,370	$23,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,276	2,264	6,728	5,874
Provision for credit losses	894	151	1,648	499
Non-cash stock compensation	30	75	133	326
Net unrealized and realized market value gains	(730)	(104)	(3,649)	(2,332)
Cumulative effect of adopting EITF 99-20	—	—	—	2,368
Net purchases (sales) of mortgage loans held-for-sale	2,960	(390,600)	(1,558,104)	(464,690)
Principal payments on mortgage loans held-for-sale	1,235	5,062	14,821	7,251
Net sales (purchases) of mortgage securities trading	—	101,079	19,355	(25,112)
Principal payments on mortgage securities trading	20,860	71,280	127,082	250,047
Net (purchases) sales of interest rate agreements	(1,901)	109	(2,024)	(664)
Net change in:
Accrued interest receivable	435	(1,143)	(3,380)	1,708
Principal receivable	2,653	(354)	4,179	(1,725)
Other assets	(2,231)	(116)	(3,339)	192
Accrued interest payable	1,591	950	1,946	(115)
Accrued expenses and other liabilities	628	578	2,820	3,099

Net cash provided by (used in) operating activities	43,687	(202,023)	(1,350,414)	(200,023)

Cash Flows From Investing Activities:
Purchases of mortgage loans held-for-investment	(2,076,216)	—	(2,077,787)	(100)
Proceeds from sales of mortgage loans held-for-investment	—	1,935	44,811	4,313
Principal payments on mortgage loans held-for-investment	108,480	90,843	282,327	238,239
Purchases of mortgage securities available-for-sale	(35,795)	(74,496)	(176,723)	(185,556)
Proceeds from sales of mortgage securities available-for-sale	—	5,219	88,971	10,025
Principal payments on mortgage securities available-for-sale	20,408	2,305	59,913	5,405
Net change in restricted cash	(213)	451	3,073	628

Net cash (used in) provided by investing activities	(1,983,336)	26,257	(1,775,415)	72,954

Cash Flows From Financing Activities:
Net (repayments) borrowings on short-term debt	(170,922)	228,381	37,270	315,185
Proceeds from issuance of long-term debt	2,231,833	—	3,381,754	17,033
Repayments on long-term debt	(108,469)	(88,081)	(330,976)	(229,937)
Net proceeds from issuance of common stock	7,135	50,586	79,860	52,120
Dividends paid	(12,477)	(7,396)	(30,503)	(17,082)

Net cash provided by financing activities	1,947,100	183,490	3,137,405	137,319

Net increase in cash and cash equivalents	7,451	7,724	11,576	10,250
Cash and cash equivalents at beginning of period	13,155	18,009	9,030	15,483

Cash and cash equivalents at end of period	$20,606	$25,733	$20,606	$25,733

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,700	$20,605	$56,436	$79,744

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1.     The Company

      Redwood Trust, Inc. (Redwood Trust) together with its subsidiaries, is an investor in real estate loans. Redwood Trust’s largest business is owning, financing, and credit enhancing high-quality jumbo residential mortgage loans nationwide. Redwood Trust also invests in diverse types of real estate loans through its real estate securities portfolio and its commercial loan portfolio. Redwood Trust’s primary source of revenue is monthly loan payments made by homeowners and property owners on their mortgages, and its primary expense is the cost of borrowed funds. Redwood Trust is structured as a Real Estate Investment Trust (REIT) and therefore the majority of its taxable net earnings are distributed to shareholders as dividends.

Note 2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements as of September 30, 2002 and 2001 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the period ended September 30, 2002 and 2001. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001. The results for the nine months ended September 30, 2002 are not necessarily indicative of the expected results for the year ended December 31, 2002.

      The September 30, 2002 and December 31, 2001 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to the Company mean Redwood Trust, Sequoia, and Holdings.

      Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of Residential Mortgage Loans, are subordinated to support long-term debt in the form of collateralized mortgage-backed securities (Long-Term Debt) and are not available for the satisfaction of general claims of the Company. The Company’s exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia, as the Long-Term Debt is non-recourse to the Company.

      On January 1, 2001, the Company acquired 100% of the voting common stock of Holdings for $300,000 in cash consideration from two officers of Holdings, and Holdings became a wholly-owned consolidated subsidiary of the Company. This transaction did not have a material effect on the consolidated financial statements of the Company.

      All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at September 30, 2002. Certain amounts for prior periods have been reclassified to conform to the September 30, 2002 presentation.

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

      Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known credit losses, as well as estimated losses in Redwood’s earning assets. The reserve is based upon management’s assessment of various factors affecting its assets, including economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and adjusted as deemed necessary. The credit reserve on mortgage loans is increased by provisions, which are charged to income from operations. Summary information regarding the Reserve for Credit Losses on mortgage loans is presented in Note 4. The credit reserve on certain securities is established at acquisition and adjustments are made as further discussed below under EITF 99-20 and in Note 3. The Company’s actual credit losses may differ from those estimates used to establish the reserve.

      Individual mortgage loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the underlying collateral. At September 30, 2002 and December 31, 2001, the Company had no impaired mortgage loans.

      EITF 99-20. The Emerging Issues Task Force (EITF) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, which established new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of a beneficial interest should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline may be considered to exist if there has been a decline in estimated future cash flows. The difference between the carrying value and fair value of the beneficial interest is recorded as a mark-to-market loss through the income statement. These adjustments under the provisions of EITF 99-20 are recognized as mark-to-market adjustments under Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statement of Operations.

      The provisions of EITF 99-20 became effective January 1, 2001. At that date, the Company held certain beneficial interests where the current projections of cash flows were less than the cash flows anticipated at acquisition and the fair value had declined below the carrying value. Accordingly, the Company recorded a $2.4 million charge through the Statement of Operations at that time as a cumulative effect of a change in accounting principle. The mark-to-market adjustments on these beneficial interests had previously been recorded as unrealized losses through Accumulated Other Comprehensive Income as a component of Stockholders’ Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company’s balance sheet and stockholders’ equity accounts, there was no change in net carrying value of these interests upon adoption of EITF 99-20.

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

Mortgage Loans: Held-for-Investment

      Mortgage loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of the Sequoia loans that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Effective July 1, 2002, the Company classified all residential mortgage loans acquired for future securitization through Sequoia as held-for-investment. Commercial loans that the Company has secured financing through the term of the loan or otherwise has the intent and the ability to hold to maturity, are classified as held-for-investment.

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

Restricted Cash

      Restricted cash of the Company may include principal and interest payments on mortgage loans or securities held as collateral for the Company’s Long-Term Debt, cash pledged as collateral on certain interest rate agreements, and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

Other Assets

      Other Assets on the Consolidated Balance Sheets include fixed assets, prepaid interest, and other prepaid expenses.

Interest Rate Agreements

      The Company maintains an overall interest-rate risk-management strategy that may incorporate the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets that may be caused by interest-rate volatility. Interest rate agreements the Company may use as part of its interest-rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively Interest Rate Agreements). On the date an Interest Rate Agreement is entered into, the Company designates the Interest Rate Agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instruments).

      The Company has elected not to seek hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, for any of its Interest Rate Agreements through September 30, 2002. Accordingly, such instruments are designated as trading and are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. The Company may elect to seek hedge accounting based on the provisions of SFAS No. 133 on certain Interest Rate Agreements entered into in the future.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net premiums on Interest Rate Agreements are amortized as a component of net interest income over the effective period of the Interest Rate Agreement using the effective interest method. The income or expense related to Interest Rate Agreements is recognized on an accrual basis and is included in interest expense on Short-Term Debt in the Consolidated Statements of Operations.

Debt

      Short-Term Debt and Long-Term Debt are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective interest method based on the maturity schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of Long-Term Debt are deferred and amortized over the estimated lives of the Long-Term Debt using the interest method, adjusted for the effects of actual principal paydown rates.

Taxes

      The Company has elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, the Company must distribute at least 90% of its annual taxable income to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, the Company generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes it meets the REIT requirements and also currently intends to distribute all of its taxable income, no provision has been made for income taxes at the REIT in the accompanying consolidated financial statements.

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

      Taxable earnings of Holdings are subject to state and Federal income taxes at the applicable statutory rates. Holdings provides for deferred income taxes, if any, to reflect the estimated future tax effects under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. See Note 8 for further discussion on income taxes at Holdings.

      To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of the REIT’s taxable income in the calendar year plus 100% of the undistributed income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. The Company met this 85% distribution requirement in all prior years and has not been subject to excise taxes. The Company currently anticipates, however, that it is likely to incur a 4% excise tax on a portion of its REIT taxable income earned in 2002; if so, a provision for this tax will be made in the fourth quarter when the amount can be estimated.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following tables provide reconciliations of the numerators and denominators of the basic and diluted net income (loss) per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except share data)
Numerator:
Numerator for basic and diluted earnings per share —
Net income before preferred dividend and change in accounting principle	$14,987	$8,746	$41,370	$25,619
Cumulative effect of adopting EITF 99-20	—	—	—	(2,368)

Net income before preferred dividend	14,987	8,746	41,370	23,251
Cash dividends on Class B preferred stock	(681)	(681)	(2,043)	(2,043)

Basic and Diluted EPS — Net income available to common stockholders	$14,306	$8,065	$39,327	$21,208

Denominator:
Denominator for basic earnings per share
Weighted average number of common shares outstanding during the period	15,730,182	10,392,820	14,879,883	9,379,286
Net effect of dilutive stock options	510,012	359,242	485,469	286,850

Denominator for diluted earnings per share	16,240,194	10,752,062	15,365,352	9,666,136

Basic Earnings Per Share:
Net income before change in accounting principle	$0.91	$0.78	$2.64	$2.51
Cumulative effect of adopting EITF 99-20	—	—	—	(0.25)

Net income per share	$0.91	$0.78	$2.64	$2.26

Diluted Earnings Per Share:
Net income before change in accounting principle	$0.88	$0.75	$2.56	$2.44
Cumulative effect of adopting EITF 99-20	—	—	—	(0.25)

Net income per share	$0.88	$0.75	$2.56	$2.19

      The number of common equivalent shares issued by the Company that were anti-dilutive during the three and nine months ended September 30, 2002 totaled 410,364 and 402,521, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. At September 30, 2002 and December 31, 2001, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on assets available-for-sale.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”. SFAS No. 147 requires the acquisitions of financial institutions under the purchase method to be accounted for in accordance with FASB Statements No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset is to be reported as goodwill on the balance sheet if certain criteria are met. The provisions of this Statement are effective for financial institution acquisitions occurring on or after October 1, 2002.

      The Company believes that the adoption of SFAS No. 145, SFAS No. 146, and SFAS No. 147 will not have a material effect on its financial position or results of operations.

Note 3.     Earning Assets

      At September 30, 2002 and December 31, 2001, investments in Earning Assets generally consisted of interests in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate mortgage loans and securities. Hybrid mortgages have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of our residential mortgage assets is twenty-five to thirty years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying mortgage loans. The original maturity of the majority of our commercial mortgage loans is three years.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the three and nine months ended September 30, 2002 and 2001, the annualized effective yield after taking into account the amortization income or expense due to discounts and premiums and associated credit expenses on the Earning Assets was 4.07% and 4.48%, and 6.63% and 7.19%, respectively, based on the reported carrying value of the assets. For the three and nine months ended September 30, 2002, the average balance of Earning Assets was $4.1 billion and $3.2 billion, respectively. For the three and nine months ended September 30, 2001, the average balance of Earning Assets was $2.0 billion and $2.1 billion, respectively.

      At September 30, 2002 and December 31, 2001, Earning Assets consisted of the following:

Residential Mortgage Loans

(in thousands)

	September 30, 2002			December 31, 2001

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

Current Face	$921	$4,735,724	$4,736,645	$153,125	$1,317,343	$1,470,468
Unamortized Discount	(227)	—	(227)	(364)	(132)	(496)
Unamortized Premium	1	32,085	32,086	34	10,055	10,089

Amortized Cost	695	4,767,809	4,768,504	152,795	1,327,266	1,480,061
Reserve for Credit Losses	—	(6,611)	(6,611)	—	(5,199)	(5,199)

Carrying Value	$695	$4,761,198	$4,761,893	$152,795	$1,322,067	$1,474,862

      At September 30, 2002 and December 31, 2001, residential mortgage loans with a net carrying value of $387 million and $148 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties.

Residential Credit-Enhancement Securities

(in thousands)

	September 30, 2002	December 31, 2001
	Mortgage Securities	Mortgage Securities
	Available-for-Sale	Available-for-Sale

Current Face	$542,669	$353,435
Unamortized Discount	(49,360)	(25,863)
Portion Of Discount Designated As A Credit Reserve	(220,735)	(140,411)

Amortized Cost	272,574	187,161
Gross Unrealized Gains	53,961	7,174
Gross Unrealized Losses	(2,405)	(3,522)

Carrying Value	$324,130	$190,813

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

      The Company’s Residential Credit-Enhancement Securities are first-loss, second-loss, and third-loss securities. First-loss securities are generally allocated actual credit losses on the entire underlying pool of loans

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

up to a maximum of the principal amount of the first loss security. First-loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to the Company’s second and third loss securities provide the Company’s securities with some protection from losses, as they serve as external credit enhancement. The Company provided some level of credit enhancement on $68 billion and $52 billion of loans securitized by third parties at September 30, 2002 and December 31, 2001, respectively.

      When the Company purchases residential credit enhancement interests, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s original expectations, and the fair value of the security is less than its carrying value, the Company may record a charge on the Statement of Operations to write down the basis in the security to fair value. If future credit losses exceed the Company’s original expectations, and the fair value of the security is greater than its carrying value, the yield over the remaining life of the security may be adjusted downward. If future credit losses are less than the Company’s original estimate, the yield over the remaining life of the security may be adjusted upward. At September 30, 2002 and December 31, 2001, the Company designated $221 million and $140 million, respectively, as a credit reserve on its residential credit-enhancement interests. The credit reserves are specific to each residential credit-enhancement interest.

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

      At September 30, 2002 and December 31, 2001, Residential Credit-Enhancement Securities with a net carrying value of $70 million and $89 million, respectively, were pledged as collateral under borrowing arrangements to third parties.

Commercial Mortgage Loans

(in thousands)

	September 30, 2002			December 31, 2001

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

Current Face	$19,190	$32,128	$51,318	$30,931	$20,860	$51,791
Unamortized Discount	(547)	(107)	(654)	(683)	(24)	(707)

Carrying Value	$18,643	$32,021	$50,664	$30,248	$20,836	$51,084

      At both September 30, 2002 and December 31, 2001, commercial mortgage loans with a net carrying value of $19 million were pledged as collateral under short-term borrowing arrangements to third parties. At September 30, 2002 and December 31, 2001, commercial mortgage loans held-for-investment with a net carrying value of $31 million and $21 million, respectively, were pledged as collateral under long-term borrowing arrangements to third parties.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Portfolio

(in thousands)

	September 30, 2002			December 31, 2001

		Securities			Securities
	Securities	Portfolio		Securities	Portfolio
	Portfolio	Available-		Portfolio	Available-
	Trading	for-Sale	Total	Trading	for-Sale	Total

Current Face	$275,050	$202,900	$477,950	$501,078	$171,877	$672,955
Unamortized Discount	(1,020)	(1,581)	(2,601)	(139)	(1,320)	(1,459)
Unamortized Premium	7,719	6,096	13,815	6,634	6,303	12,937

Amortized Cost	281,749	207,415	489,164	507,573	176,860	684,433
Gross Unrealized Gains	—	2,704	2,704	—	516	516
Gross Unrealized Losses	—	(112)	(112)	—	(1,467)	(1,467)

Carrying Value	$281,749	$210,007	$491,756	$507,573	$175,909	$683,482

Agency	$224,325	$0	$224,325	$353,523	$20,223	$373,746
Non-Agency	57,424	210,007	267,431	154,050	155,686	309,736

Carrying Value	$281,749	$210,007	$491,756	$507,573	$175,909	$683,482

      For the three and nine months ended September 30, 2002, the Company recognized net market value gains through the Consolidated Statement of Operations of $4.4 million and $5.9 million on its securities portfolio, respectively. For the three and nine months ended September 30, 2001, the Company recognized net market value gains of $0.1 million and $2.8 million, respectively, through the Consolidated Statement of Operations on its securities portfolio.

      At September 30, 2002 and December 31, 2001, securities portfolio assets with a net carrying value of $467 million and $592 million, respectively, were pledged as collateral under borrowing arrangements to third parties.

Note 4.     Reserve for Credit Losses

      The Reserve for Credit Losses is for Residential Mortgage Loans held-for-investment and is reflected as a component of Earning Assets on the Consolidated Balance Sheets. The following table summarizes the activity in the Reserve for Credit Losses:

(in thousands)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Balance at beginning of period	$5,953	$5,120	$5,199	$4,814
Provision for credit losses	894	151	1,648	499
Charge-offs	(236)	(311)	(236)	(353)

Balance at end of period	$6,611	$4,960	$6,611	$4,960

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Interest Rate Agreements

      Through September 30, 2002, the Company reports its Interest Rate Agreements at fair value, and has not elected to obtain hedge accounting treatment under SFAS No. 133 on any of its Interest Rate Agreements. As of September 30, 2002 and December 31 2001, the fair value of the Company’s Interest Rate Agreements was negative $2.7 million and $0, respectively. At September 30, 2002, the Company’s Interest Rate Agreements are included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

      During the three and nine months ended September 30, 2002, the Company recognized net market value losses of $3.4 million and $4.8 million, respectively, on Interest Rate Agreements. During the nine months ended September 30, 2001, the Company recognized net market value losses of $0.4 million on Interest Rate Agreements. No such market value losses were recognized by the Company during the three months ended September 30, 2001. The market value gains and losses are included in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

      The Company generally attempts to structure its balance sheet to address many of the interest rate risks inherent in financial institutions and in the Company’s specific assets and liabilities. The Company may enter into certain Interest Rate Agreements from time to time with the objective of matching the interest rate characteristics of its assets and liabilities. At September 30, 2002 and December 31, 2001, the Company had two interest rate caps with strike rates based on the one-month London Interbank Offered Rate (LIBOR) interest rate ranging from 6.25% to 7.00% expiring in 2002 and 2003. At both September 30, 2002 and December 31, 2001, the notional amounts of the two interest rate caps totaled $8 million. In addition, the Company had a pair of generally offsetting interest rate swaps between Redwood Trust, Sequoia, and a third party financial institution that had gross notional amounts of $393 million at September 30, 2002 and $445 million at December 31, 2001. At September 30, 2002, the Company also had five interest rate swap agreements with third party financial institutions; in these agreements Redwood pays a fixed interest rate and receives three-month LIBOR. These five interest rate swap agreements had notional amounts totaling $58 million at September 30, 2002. The Company had no such interest rate swap agreements at December 31, 2001.

      In the future, the Company may enter into Interest Rate Agreements consisting of interest rate caps, interest rate floors, interest rate futures, options on interest rate futures, interest rate swaps, and other types of hedging instruments.

      The following table summarizes the aggregate notional amounts of all of the Company’s Interest Rate Agreements as well as the credit exposure related to these instruments as of September 30, 2002 and December 31, 2001. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties. At September 30, 2002 and December 31, 2001, the swaps between Redwood and various third party financial institutions required Redwood to provide collateral in the form of agency securities of $8.1 million and $6.6 million, respectively. Sequoia did not hold collateral of the third party financial institution for its swap at September 30, 2002 or December 31, 2001. The cash and collateral held by counterparties are included in Restricted Cash or the Securities Portfolio on the Consolidated Balance Sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

	Notional Amounts		Credit Exposure

	September 30,	December 31,	September 30,	December 31,
	2002	2001	2002	2001

Interest Rate Caps Purchased	$8,000	$313,000	—	—
Interest Rate Swaps	451,087	445,107	$8,070	$6,645

Total	$459,087	$758,107	$8,070	$6,645

      In general, the Company incurs credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, the Company may not receive the cash to which it would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, the Company has only entered into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, the Company generally enters into Interest Rate Agreements with several different counterparties in order to diversify its credit risk exposure.

Note 6.     Short-Term Debt

      The Company has entered into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively, Short-Term Debt) to finance a portion of its Earning Assets.

      At September 30, 2002, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.25% and a weighted-average remaining maturity of 96 days. This debt was collateralized with $0.9 billion of Earning Assets. At December 31, 2001, the Company had $0.8 billion of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.19% and a weighted-average remaining maturity of 82 days. This debt was collateralized with $0.8 billion of Earning Assets.

      At September 30, 2002 and December 31, 2001, the Short-Term Debt had the following remaining maturities:

(in thousands)

	September 30,	December 31,
	2002	2001

Within 30 days	$332,973	$270,855
31 to 90 days	56,850	226,407
Over 90 days	444,258	299,549

Total Short-Term Debt	$834,081	$796,811

      For both the three and nine months ended September 30, 2002, the average balance of Short-Term Debt was $0.9 billion, with a weighted-average interest cost of 2.43% and 2.31%, respectively. For both the three and nine months ended September 30, 2001, the average balance of Short-Term Debt was $0.9 billion, with a weighted-average interest cost of 4.15% and 5.03%, respectively. The maximum balance outstanding during both the three and nine months ended September 30, 2002 was $1.4 billion. The maximum balance outstanding during both the three and nine months ended September 30, 2001 was $1.1 billion. Through September 30, 2002, the Company was in compliance with all of its debt covenants for all its short-term borrowing arrangements and credit facilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2002 and December 31, 2001, the Company had uncommitted facilities with credit lines in excess of $4 billion for financing AAA and AA-rated residential mortgage securities. It is the intention of the Company’s management to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financings.

      At September 30, 2002, the Company had short-term facilities with three Wall Street Firms totaling $1.4 billion to fund Residential Mortgage Loans. At December 31, 2001, the Company had short-term facilities with two Wall Street Firms totaling $1.0 billion to fund Residential Mortgage Loans. At September 30, 2002 and December 31, 2001, the Company had borrowings under these facilities of $377 million and $146 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2002 and December 31, 2001, the weighted average borrowing rate under these facilities was 2.33% and 2.56%, respectively. These facilities expire between March 2003 and June 2003.

      At September 30, 2002, the Company had one committed revolving mortgage warehouse credit facility totaling $50 million to finance commercial mortgage loans. The Company had borrowings under this facility of $16 million. This facility allows for loans to be financed to the maturity of the loan (up to three years). Borrowings under this facility bear interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2002, the weighted average borrowing rate under this facility was 3.82%. This facility expires in November 2002, although the Company is in the process of renewing the facility. At December 31, 2001, the Company had two committed revolving mortgage warehousing credit facilities totaling $57 million to finance commercial mortgage loans. At December 31, 2001, the Company had borrowings under these facilities of $17 million.

      In July 2002, the Company entered into a Warehouse Agreement and an Engagement Letter with a Wall Street firm designed to enable the Company to pursue the issuance of a collateralized bond obligation (CBO). The Company is pursuing a CBO as a means of securing long-term debt financing for some of its existing securities and to enable the Company to long-term fund additional types of assets in the future. At September 30, 2002, the Company had borrowings under this facility of $44 million with a weighted average borrowing rate of 3.51%.

      At September 30, 2002, the Company had four master repurchase agreements with two banks and two Wall Street Firms totaling $170 million. At December 31, 2001, the Company had three master repurchase agreements with a bank and two Wall Street Firms totaling $140 million. These facilities are intended to finance securities with lower-than-investment-grade ratings. In addition to these committed facilities, the Company may also finance securities with lower-than-investment-grade ratings through non-committed borrowing arrangements. At September 30, 2002 and December 31, 2001, the Company had borrowings under these committed and non-committed facilities of $48 million and $66 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2002 and December 31, 2001, the weighted average borrowing rate under these facilities was 2.84% and 2.92%, respectively. Three of the committed facilities expire in February, September, and October 2003. The fourth committed facility has a six-month term that is extended monthly. Unless notice is provided by either party the expiration on this fourth facility remains at six months.

Note 7.	Long-Term Debt

      Through securitizations, the Company issues Residential Long-Term Debt in the form of collateralized mortgage-backed securities secured by Residential Mortgage Loans (Residential Bond Collateral). The Residential Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential mortgage loans secured by first liens on one to four-family residential properties. All Residential Bond Collateral is pledged to secure repayment of the related Residential Long-Term Debt obligation. As required by the governing documents relating to the Residential Long-Term Debt, the Residential Bond

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateral is held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) on the Residential Bond Collateral and make corresponding principal and interest payments on the Residential Long-Term Debt. Obligations under the Residential Long-Term Debt are payable solely from the Residential Bond Collateral and are otherwise non-recourse to the Company.

      Each series of Residential Long-Term Debt consists of various classes of securities at variable rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related Residential Bond Collateral. Each series is also subject to redemption according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of a Residential Long-Term Debt series is likely to occur earlier than its stated maturity. During the three and nine months ended September 30, 2002, the Company issued $2.2 billion and $3.3 billion, respectively, in Residential Long-Term Debt through Sequoia to fund residential mortgage loans.

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

      The Company’s Commercial Long-Term Debt is secured by three adjustable-rate Commercial Mortgage Loans with maturity dates in 2002 and 2003, which are secured by first liens on the related commercial mortgage properties reported on the Company’s balance sheet as Mortgage Loans Held-for-Investment.

      The Company’s exposure to loss on the Residential Bond Collateral and the Commercial Loan Collateral is limited to its net investment, as the Residential and Commercial Long-Term Debt are non-recourse to the Company.

      The components of the collateral for the Company’s Long-Term Debt are summarized as follows:

(in thousands)

	September 30,	December 31,
	2002	2001

Residential Mortgage Loans:
Residential Mortgage Loans held-for-sale	$174	$848
Residential Mortgage Loans held-for-investment	4,374,801	1,322,067
Residential Mortgage Securities available-for-sale	72,597	—
Restricted cash	122	2,534
Accrued interest receivable	10,285	5,340

Total Residential Collateral	$4,457,979	$1,330,789
Commercial Mortgage Loans held-for-investment	$30,654	$20,836

Total Long-Term Debt Collateral	$4,488,633	$1,351,625

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Long-Term Debt at September 30, 2002 and December 31, 2001 along with selected other information are summarized below:

(in thousands)

	September 30,	December 31,
	2002	2001

Residential Long-Term Debt	$4,346,151	$1,297,958
Commercial Long-Term Debt	25,626	17,211
Unamortized premium on Long-Term Debt	5,554	2,038
Deferred bond issuance costs	(12,050)	(3,492)

Total Long-Term Debt	$4,365,281	$1,313,715

Range of weighted-average interest rates, by series — residential	1.95% to 6.78%	2.28% to 6.35%
Stated residential maturities	2024 – 2032	2024 – 2029
Number of residential series	10	5
Weighted-average interest rates — commercial	4.84% to 8.63%	5.09%
Stated commercial maturities	2002 – 2003	2002 – 2003
Number of commercial series	3	2

      For the three and nine months ended September 30, 2002, the average balance of Residential Long-Term Debt was $2.9 billion and $2.0 billion, respectively. For the three and nine months ended September 30, 2001, the average balance of Residential Long-Term Debt was $0.9 billion and $1.0 billion, respectively. For the three and nine months ended September 30, 2002, the average effective interest cost for Residential Long-Term Debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 2.59% and 2.81%, respectively. For the three and nine months ended September 30, 2001, the average effective interest cost for Residential Long-Term Debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 5.44% and 6.05%, respectively. At September 30, 2002 and December 31, 2001, accrued interest payable on Residential Long-Term Debt was $3.5 million and $1.9 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

      At September 30, 2002 and December 31, 2001, the weighted average interest rate for Commercial Long-Term Debt was 6.06% and 5.09% and the balance of Commercial Long-Term Debt was $25.6 million and $17.2 million, respectively.

Note 8.	Taxes

      As a REIT, Redwood Trust can deduct dividends paid from taxable income and thus, effectively, may not be subject to income taxes. Holdings, the Company’s taxable subsidiary, is subject to income taxes.

      The current provision for income taxes for Holdings for the three and nine months ended September 30, 2002 and 2001 was $3,200 and was a component of Operating Expenses on the Consolidated Statement of Operations. These amounts represent the minimum California franchise taxes. No additional tax provision for Holdings has been recorded for the three and nine months ended September 30, 2002 and 2001 as taxable income reported for these periods was offset by Federal and state net operating loss carryforwards from prior years. In addition, due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to net operating loss carryforwards and other future temporary deductions at September 30, 2002 and December 31, 2001. At

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2002 and December 31, 2001, the deferred tax assets and associated valuation allowances were approximately $9.5 million and $9.3 million, respectively. At September 30, 2002 and December 31, 2001, Holdings had net operating loss carryforwards of approximately $23.5 million and $24.4 million for Federal tax purposes, and $15.7 million and $10.4 million for state tax purposes, respectively. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while the largest portion of the state loss carryforwards expire between 2003 and 2006.

      To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of the REIT’s taxable income in the calendar year plus 100% of the undistributed income from prior calendar years, a REIT incurs a 4% excise tax on this shortfall. The Company met this 85% distribution requirement in prior years and in the past has not been subject to excise taxes. The Company may be subject to excise taxes in 2002; a provision for excise taxes, if necessary, will be made in the fourth quarter of 2002.

Note 9.	Fair Value of Financial Instruments

      The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2002 and December 31, 2001.

(in thousands)

	September 30, 2002		December 31, 2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Mortgage Loans
Residential: held-for-sale	$695	$695	$152,795	$152,795
Residential: held-for-investment	4,761,198	4,766,598	1,322,067	1,318,673
Commercial: held-for-sale	18,643	18,680	30,248	30,248
Commercial: held-for-investment	32,021	32,128	20,836	20,860
Mortgage Securities
Residential: trading	281,749	281,749	507,573	507,573
Residential: available-for-sale	534,137	534,137	366,722	366,722
Liabilities
Short-Term Debt	834,081	834,081	796,811	796,811
Long-Term Debt	4,365,281	4,361,640	1,313,715	1,295,323

      The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value because of the short-term nature of these accounts.

Note 10.	Stockholders’ Equity

Class B 9.74% Cumulative Convertible Preferred Stock

      On August 8, 1996, the Company issued 1,006,250 shares of Class B Preferred Stock (Preferred Stock). Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. Effective October 1, 1999, the Company can either redeem the Preferred Stock or, under certain circumstances, cause a conversion of the Preferred Stock into Common Stock. The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Company’s Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock. At both September 30, 2002 and December 31, 2001, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company’s Common Stock.

      In March 1999, the Company’s Board of Directors approved the repurchase of up to 150,000 shares of the Company’s Preferred Stock. The Company did not repurchase any shares of Preferred Stock during the three and nine months ended September 30, 2002 and 2001. At September 30, 2002, there remained 142,550 shares available under the authorization for repurchase.

Stock Option Plan

      In March 2002, the Company adopted an Incentive Stock Plan for executive officers, employees, and non-employee directors (the Plan) that was approved by the Company’s shareholders in May 2002. The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (Awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit the Company’s compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code, however, not all awards may so qualify. This plan replaced the Company’s prior stock option plan. At September 30, 2002 and December 31, 2001, 662,161 and 299,064 shares of Common Stock, respectively, were available for grant.

      Of shares of Common Stock available for grant, no more than 963,637 shares of Common Stock are cumulatively available for grant as ISOs. At September 30, 2002 and December 31, 2001, 478,437 and 458,537 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted.

      As of December 31, 2001, 28,000 shares of restricted stock had been granted to two officers of the Company. At September 30, 2002, restrictions on 10,500 of these shares had lapsed. The restrictions on the remaining 17,500 shares lapse in equal increments on the first day of each calendar quarter from October 1, 2002 through January 1, 2005. As of September 30, 2002, no other restricted shares had been awarded.

      The Company has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its taxable income, and thus its REIT dividend distribution requirement, stock and cash DER expenses may increase. For the three and nine months ended September 30, 2002, the Company accrued cash and stock DER expenses of $1.3 million and $4.2 million, respectively. For the three and nine months ended September 30, 2001, the Company accrued cash and stock DER expenses of $0.9 million and $2.6 million, respectively. Stock and cash DERs are included in Operating Expenses in the Consolidated Statement of Operations.

      Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition to the stock DER expense on these options, for the three months ended September 30, 2002, the Company recognized variable stock option income of $0.7 million and, for the nine months ended September 30, 2002, the Company recognized variable stock option expense of $0.6 million. For the three and nine months ended September 30, 2001, the Company recognized variable stock option expense of $0.2 million and $0.9 million, respectively. Variable stock option expense is included in Other Income (Expense) on the Consolidated Statement of Operations.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock DERs are accrued based on an estimate of the Company’s common stock dividend requirements. At September 30, 2002 and December 31, 2001, there were 187,030 and 181,010 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of the Company’s common stock dividend requirements. At September 30, 2002 and December 31, 2001, there were 1,303,602 and 1,284,222 unexercised options with cash DERs under the Plan, respectively. At September 30, 2002 and December 31, 2001, there were 153,176 and 153,269 unexercised options with no DERs under the Plan, respectively.

      A summary of the status of the Plan and changes during the three and nine months ended September 30, 2002 is presented below.

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding options at beginning of period	1,632,920	$22.31	1,618,501	$22.33
Options granted	19,500	$27.93	37,400	$28.32
Options exercised	(3,780)	$13.11	(15,859)	$16.25
Options canceled	(4,832)	$34.92	(5,861)	$31.31
Dividend equivalent rights earned	—	—	9,627	—

Outstanding options at end of period	1,643,808	$22.36	1,643,808	$22.36

Employee Stock Purchase Plan

      In May 2002, the Company’s common shareholders approved the Employee Stock Purchase Plan (ESPP). Effective July 1, 2002, the ESPP allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock on a quarterly basis at a discount rate from the fair market value of the shares as determined under the ESPP. At September 30, 2002, employees acquired an aggregate of 1,544 shares of common stock at a purchase price of $23.23 per share under this Plan.

Common Stock Repurchases

      The Company’s Board of Directors approved the repurchase of a total of 7,455,000 shares of the Company’s Common Stock. The Company did not repurchase any shares of Common Stock during the three and nine months ended September 30, 2002 and 2001. At September 30, 2002, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the Company’s authorized but unissued shares of Common Stock.

Common Stock Issuances

      In February and April 2002, the Company completed secondary offerings of 1,725,000 and 575,000 shares of common stock for net proceeds of $40.3 million and $14.9 million, respectively. The Company also issued 257,796 and 911,536 shares of common stock, through its Dividend Reinvestment and Stock Purchase Plan for net proceeds of $7.1 million and $24.5 million, respectively, during the three and nine months ended September 30, 2002.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Commitments and Contingencies

      At September 30, 2002, the Company had entered into commitments to purchase $0.4 million of securities and $133 million of residential mortgage loans for settlement in October 2002. At September 30, 2002, the Company had entered into commitments to sell $199 million of securities.

      At September 30, 2002, the Company is obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases are $2.2 million and are expected to be paid as follows: 2002 — $0.2 million; 2003 — $0.7 million; 2004 — $0.6 million; 2005 — $0.5 million; 2006 — $0.2 million.

      In July 2002, the Company entered into a Warehouse Agreement and an Engagement Letter with a Wall Street firm designed to enable the Company to pursue the issuance of a collateralized bond obligation (CBO). The Company is pursuing a CBO as a means of securing long-term debt financing for some of its existing securities and to enable the Company to long-term fund additional types of real estate assets that may be acquired in the future. Pursuant to these agreements, the Wall Street firm is providing short-term financing for some of the Company’s assets (as discussed in Note 6) and is also acquiring assets for potential future sale to the Company. The fair value of the assets in the warehouse that the Company may acquire totaled $86.7 million at September 30, 2002.

Note 12.	Subsequent Events

      In October 2002, the Company issued $0.7 billion in face value of Long-Term Debt through Sequoia Mortgage Trust 11, a trust established by Sequoia. This debt is collateralized by a pool of adjustable-rate residential mortgage loans. The proceeds received from this issuance were used to pay down a portion of the Company’s Short-Term Debt.

      In November 2002, the Company’s Board of Directors declared a regular and special cash dividend for common shareholders of $0.63 per share and $0.125 per share, respectively, for the fourth quarter of 2002. The Board of Directors also declared a preferred cash dividend of $0.755 per share for the fourth quarter of 2002. The common and preferred cash dividends are payable on January 21, 2003 to shareholders of record on December 31, 2002. These dividends are considered distributions of our 2002 taxable income. As discussed above in Notes 2 and 8, to the extent total dividend distributions in a year are less than REIT taxable income carried over from the previous year plus 85% of a REIT’s taxable income earned in that year, the REIT is subject to a 4% excise tax on a portion of its taxable income. The Company may be subject to excise taxes in 2002; a provision for excise taxes, if necessary, will be made in the fourth quarter of 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Safe Harbor Statement

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Throughout this Form 10-Q and other Company documents, the words “believe”, “expect”, “anticipate”, “intend”, “aim”, “will”, and similar words identify “forward-looking” statements. Actual results and the timing of certain events could differ materially from those projected in, or contemplated by, the forward-looking statements due to a number of factors, including, among other things, changes in interest rates and market values on our earning assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers, and the level of liquidity in the capital markets as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Prospectus Supplement dated April 23, 2002. Other factors not presently identified may also cause actual results to differ. Future results and changes in expectations of future results could lead to adverse changes in our dividend rate. We continuously update and revise our estimates based on actual conditions experienced. It is not practical to publish all such revisions and, as a result, no one should assume that results or trends projected in or contemplated by the forward-looking statements included herein will prove to be accurate in the future.

      This Form 10-Q contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers. In addition, some of the historical presentations contained herein have been restated to conform to current formats.

Results of Operations

Summary and Outlook

      Redwood Trust invests in real estate loans. In the first nine months of 2002, we invested $3.6 billion in high-quality residential mortgage loans, $2 million in commercial mortgage loans, $115 million in residential loan credit enhancement securities, and $107 million in other types of real estate loan securities. These new investments were funded with new equity (sourced through two equity offerings and our direct stock purchase and dividend reinvestment program) and with new issuance of non-recourse long-term debt. We continue to reduce our reliance on short-term debt to fund our assets. As a result, our short-term debt declined from 37% of our liabilities at the beginning of the year to 16% of our liabilities at the end of the third quarter of 2002. Our credit results remain excellent and our asset/ liability posture remains well balanced.

      Our largest investment is in high-quality residential real estate loans and securities. In addition, we continue to invest in commercial real estate loans and diverse types of real estate loan securities. We significantly increased our staff and will continue to make material investments in building our operating capabilities and expertise. While our operating expenses are increasing, they increased at a slower rate than our business has grown. We believe our operations have become both more capable and more productive.

      Our GAAP earnings were $0.88 per share for the third quarter 2002, $0.88 per share for the second quarter of 2002, and $0.75 per share in the third quarter of 2001. For the first nine months of 2002, our GAAP earnings were $2.56 per share, an increase from the $2.19 per share we reported in the first nine months of 2001.

      Core earnings were $0.79 per share for the third quarter of 2002, a slight decrease from the $0.80 we reported in the second quarter of 2002 and an increase from the $0.76 per share we reported in the third quarter of 2001. Our core earnings totaled $2.36 per share in the first nine months of 2002, an increase of 3% over the $2.29 per share we earned in the first nine months of 2001. Core earnings equal GAAP earnings excluding mark-to-market adjustments and non-recurring items. We believe that core earnings is a useful additional measure of on-going income and cash flow generation at Redwood: unlike GAAP, core earnings does not include changes in asset market values (which can fluctuate significantly from quarter to quarter and which do not affect our cash flows). See Table 1 below for a detailed reconciliation of GAAP earnings and core earnings.

      Net interest income as a percentage of equity is, in our opinion, the best measure of the profitability rate of our real estate mortgage portfolios. This measure has remained between 17% and 21% throughout the last few years, and was 18.5% in the third quarter of 2002. In 2001, we benefited on a temporary basis from a significant drop in short-term interest rates. In 2002, the benefits from the prior year’s interest rate changes have been diminishing. At the same time, in 2002, our portfolio profitability has been enhanced by increases in returns from our credit-related investments (due to excellent credit results and faster prepayment rates) and by continued favorable changes in asset mix (increased growth in our loan portfolios). As a result, our net interest income profitability in the first nine months of 2002 has improved from the first nine months of 2001 despite diminished short-term interest rate benefits.

      Operating expenses as a percentage of equity is, in our opinion, the best measure of operating cost efficiency for our company. Although this measure varies from quarter to quarter — due to factors such as equity offerings and variable compensation expense accruals tied to earnings and dividends — the general trend has been towards greater productivity. Operating expenses as a percentage of equity improved from 5.3% in the first nine months of 2001 to 4.5% in the first nine months of 2002.

      Our return on equity (annualized core earnings as a percentage of average common equity) has generally been stable, remaining in the 13% to 15% range throughout 2001 and 2002. It was 14.3% in third quarter of 2002.

      We believe the key longer-term trends for our business are the strength of our credit results and the strength of our competitive market position. We believe the outlook for our business remains favorable.

      Our credit losses remained under 0.01% of our residential real estate loan portfolios on an annualized basis. In addition, in many parts of the country, housing prices have continued to increase. This reduces our risk of future credit loss. As a result of these favorable credit trends (and faster prepayments), we are recognizing more income under the effective yield method from our residential credit-enhancement portfolio. (We calculate GAAP yields for our assets using long-term assumptions about prepayments, future credit losses over the life of the mortgage, and the timing of credit losses. For many of our more seasoned assets, we have increased the yield we are recognizing for GAAP purposes, as — relative to initial assumptions — current estimates of the likely long-term prepayment rate has increased, estimates of total life-of-the-mortgage credit losses has decreased, and/or estimates of the likely timing of credit losses has been extended to later years). We have also reduced our credit provision expense rates for the more seasoned portions of our residential loan portfolio. If favorable credit results, risk reduction through increasing housing prices, and faster prepayment rates continue, we will continue to increase our estimates of the long-term cash flows we will receive from these assets — and will thus recognize increased yields on our credit-enhancement portfolio and reduced credit provision expense rates on our loan portfolios. However, the economy is still weak, deflationary forces are still evident, and some observers believe that housing prices are vulnerable. A reversal of our current favorable credit trends remains a real possibility. If this occurs, the asset yields we recognize into income would decline or we would incur a mark-to-market expense under EITF 99-20. We monitor relevant market trends continuously, and revise, as appropriate, the assumptions that go into our GAAP yield calculations and credit provisions.

      We believe our competitive position remains strong. We believe we have an efficient balance sheet combined with good economies of scale, strong capabilities, and a strong market position. Over the last twelve months, we have noted an increase in competition in the form of increased demand for residential whole loans from banks, increased demand for residential credit-enhancement securities from specialized investors, and an increase in demand for investment-grade real estate securities from corporate bond buyers and investment managers accumulating collateral for Collateralized Bond Obligation (CBO) issuances. This increased demand for assets has increased prices for some of the assets we generally seek to acquire for investment. These price increases do not affect cash flows from our current assets. Given what we believe to be our strong competitive position, we believe we will continue to be able to invest in new real estate loans and securities on an attractive basis. For some mortgage products, however, our rate of acquisition may slow. Currently, we do not see this increase in demand by other investors for mortgage assets as a material long-term issue for us, but it could eventually become one if the trend intensifies and continues over a period of several years. Most recently, in the last few months, pricing on mortgage assets has generally become more attractive as increased supply and credit concerns have increased yields and lowered prices.

      Our short-term earnings can vary from quarter to quarter due to fluctuations in interest rates, prepayment rates, asset market values, and other factors; however, we believe we are well balanced from an asset/ liability management perspective and we believe that it is unlikely that fluctuations in these short-term factors will alter the returns we can generate over the long-term.

      Our first goal in managing Redwood’s operations is to do our best to make sure that our regular dividend rate for common shareholders remains sustainable in the long run from the cash flows generated by our assets. We believe that our current regular quarterly dividend rate of $0.63 per common share is more likely than not to be sustainable, given our current expectations for cash flow generation and other factors.

     Reconciliation of GAAP Income and Core Income

      The table below reconciles GAAP earnings to core earnings.

Table 1

GAAP Earnings and Core Earnings
(all dollars in thousands)

			Variable
			Stock
		Asset	Option
		Mark-to-	Mark-to-		Average	GAAP	Core
	GAAP	Market	Market	Core	Diluted	Earnings	Earnings
	Earnings	Adjustments	Adjustments	Earnings	Shares	Per Share	Per Share

Q3: 2001	$8,065	$104	$(227)	$8,188	10,752,062	$0.75	$0.76
Q4: 2001	8,955	(800)	(20)	9,775	12,888,420	0.69	0.76
Q1: 2002	11,219	875	(543)	10,887	14,077,405	0.80	0.77
Q2: 2002	13,802	2,045	(789)	12,546	15,747,048	0.88	0.80
Q3: 2002	14,306	730	745	12,831	16,240,194	0.88	0.79

Nine Months: 2001	$21,208	$(36)	$(891)	$22,135	9,666,136	$2.19	$2.29
Nine Months: 2002	39,327	3,650	(587)	36,264	15,365,352	2.56	2.36

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

Net Interest Income

      Net interest income after credit expenses was $17.8 million in both the third and second quarters of 2002 and $11.6 million in the third quarter of 2001. Net interest income has generally tracked changes in our equity base and net employed equity capital. As noted in the summary, net interest income as a percentage of equity has remained in the 17% to 21% range through the last several quarters. We initially benefited from falling interest rates. As this benefit has diminished, we have benefited from an improved asset mix and our continued strong credit results.

Table 2

Net Interest Income After Credit Expenses
(all dollars in thousands)

			Net			Interest	Interest
	Interest		Interest			Rate	Rate	Net
	Income		Income			Spread	Margin	Interest
	After		After	Earning	Cost	After	After	Income/
	Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expense	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q3: 2001	$33,172	$(21,555)	$11,617	6.63%	4.83%	1.80%	2.24%	18.3%
Q4: 2001	31,277	(18,091)	13,186	5.41%	3.56%	1.85%	2.22%	17.4%
Q1: 2002	30,716	(15,602)	15,114	4.92%	2.82%	2.10%	2.36%	18.1%
Q2: 2002	36,252	(18,489)	17,763	4.71%	2.69%	2.02%	2.25%	19.1%
Q3: 2002	42,093	(24,291)	17,802	4.07%	2.57%	1.50%	1.68%	18.5%

Nine Months: 2001	$113,262	$(79,978)	$33,284	7.19%	5.57%	1.62%	2.04%	19.2%
Nine Months: 2002	109,061	(58,382)	50,679	4.48%	2.66%	1.82%	2.03%	18.6%

      Interest rate spread (yield on assets less cost of borrowed funds) and interest rate margin (net interest income divided by assets) are profitability measures often tracked by analysts of financial institutions. When measuring our balance sheet and income statement on a recourse basis as in Table 3 (non-recourse securitizations are accounted for as sales), our interest rate spread and margin increased in the third quarter of 2002 relative to the second quarter of 2002. However, as shown in Table 2, when measuring our balance sheet and income statement as we have chosen to report them for GAAP (non-recourse securitizations are accounted for as financings), our interest rate spread and margin decreased in the third quarter of 2002 relative to the second quarter of 2002. In each case, trends in these ratios over the last two quarters have, we believe, been more a function of trends in our portfolio investment mix for assets that have different accounting methods (our loan portfolio is growing relative to our residential credit-enhancement securities portfolio) than a function of a true change in our economic profitability. As discussed above, net interest income as a percentage of equity — the portfolio profitability measure that we believe is most useful for our business — has been stable.

      Our primary source of debt funding is the issuance of non-recourse long-term collateralized debt through securitization transactions. Assets are transferred to special-purpose bankruptcy-remote financing trusts and non-recourse debt securities are issued from these trusts. We account for these transactions as financings. Thus, the securitized assets (residential mortgage loans and various real estate securities) remain on our reported balance sheet and the debt securities the trusts issue remain on our balance sheet as liabilities (long-term debt).

      If we had used a different form of securitization these transactions may have been accounted for as sales. With sales accounting, our reported balance sheet (both assets and liabilities) would be substantially smaller (although the economics of the transaction and our exposure to risks would be unchanged). However, under sale accounting, our reported asset or liability-based ratios be different. For instance, our interest rate spread would be wider and our debt-to-equity ratio lower. Ratios calculated on this basis (sales accounting) may be more comparable to those reported by some other financial institutions. The table below presents our interest income and interest expense on an “at-risk” basis for assets and on a recourse basis for liabilities; that is, how our statement of income would likely be reported if we had accounted for our securitizations as sales rather than financings. Please also see the discussion under “Financial Condition, Liquidity and Capital Resources — Balance Sheet Leverage” below for further information.

Table 3

Income on “At-Risk” Assets and Recourse Liabilities Basis
(all dollars in thousands)

	Total		Net			Interest	Interest
	Interest		Interest			Rate	Rate	Net
	Income		Income			Spread	Margin	Interest
	After		After	Earning	Cost	After	After	Income/
	Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expenses	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q3: 2001	$20,458	$(8,841)	$11,617	7.74%	4.15%	3.59%	4.11%	18.3%
Q4: 2001	19,328	(6,142)	13,186	6.98%	2.93%	4.05%	4.49%	17.4%
Q1: 2002	20,055	(4,941)	15,114	6.61%	2.12%	4.49%	4.72%	18.1%
Q2: 2002	23,358	(5,595)	17,763	7.39%	2.37%	5.02%	5.29%	19.1%
Q3: 2002	23,200	(5,398)	17,802	7.59%	2.43%	5.16%	5.37%	18.5%

Nine Months: 2001	$67,543	$(34,259)	$33,284	8.76%	5.03%	3.74%	4.03%	19.2%
Nine Months: 2002	66,613	(15,934)	50,679	6.93%	2.31%	4.62%	4.95%	18.6%

Interest Income After Credit Expenses

      Our interest income in the third quarter of 2002 was $42.1 million, an increase from the $36.3 million earned in the second quarter of 2002 and the $33.2 million generated in the third quarter of 2001. This increase was the result of a higher average balance of earning assets primarily reflecting our growth in our residential mortgage loan portfolio over the past several quarters. For the first nine months of 2002 compared to the first nine months of 2001, total interest income decreased from $113.3 million to $109.1 million. This was a function of lower interest rates that were not entirely offset by our increase in the size of our portfolio. Most of the assets in our portfolio are adjustable rate mortgages, thus, our yield on these assets generally adjusts, with a lag, to changes in short-term interest rates (which fell in 2001). In addition, a change in the mix of assets has contributed to the decline in yields as an increasing percentage of our reported assets were adjustable-rate residential mortgage loans rather than higher-yielding residential credit-enhancement securities.

Table 4

Total Interest Income and Yields
(all dollars in thousands)

			Net
	Average		Premium	Credit	Total	Earning
	Earning	Interest	Amortization	Provision	Interest	Asset
	Assets	Income	Expense	Expense	Income	Yield

Q3: 2001	$2,001,687	$35,300	$(1,977)	$(151)	$33,172	6.63%
Q4: 2001	2,310,906	36,399	(4,854)	(268)	31,277	5.41%
Q1: 2002	2,498,565	33,977	(2,979)	(282)	30,716	4.92%
Q2: 2002	3,080,165	37,267	(543)	(472)	36,252	4.71%
Q3: 2002	4,131,870	44,819	(1,832)	(894)	42,093	4.07%

Nine Months: 2001	$2,099,740	$118,492	$(4,731)	$(499)	$113,262	7.19%
Nine Months: 2002	3,242,849	116,063	(5,354)	(1,648)	109,061	4.48%

      To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate finance.

Residential Mortgage Loans

      Our residential mortgage loan portfolio grew considerably in the first nine months of 2002, increasing from $1.5 billion at the beginning of 2002 to $4.8 billion at September 30, 2002. We acquired $3.6 billion residential mortgage loans during the first nine months of 2002. Most of our loan investments were made pursuant to monthly flow purchase agreements we have with several originators. In the third quarter, we also acquired approximately $1 billion through a one-time bulk portfolio acquisition. The majority of our loan investments were adjustable rate loans. We plan to continue to expand our customer base and to invest in high-quality jumbo residential mortgage loans.

Table 5

Residential Mortgage Loans — Activity
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Start of Period Balances	$2,803,556	$1,794,260	$1,474,862	$1,354,606	$1,060,470
Acquisitions	2,075,296	1,146,621	417,276	207,170	391,328
Sales	(2,960)	(46,683)	0	0	0
Principal Payments	(109,896)	(89,582)	(95,924)	(82,676)	(96,172)
Amortization Premium	(3,502)	(1,060)	(1,672)	(3,991)	(1,180)
Credit Provisions	(894)	(472)	(282)	(268)	(151)
Net Charge-Offs	236	0	0	29	311
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	57	472	0	(8)	0

End of Period Balances	$4,761,893	$2,803,556	$1,794,260	$1,474,862	$1,354,606

      Most of our residential loans have coupon rates that adjust each month or each six months as a function of the one or six month LIBOR interest rate. Even though short-term interest rates have stabilized in 2002, the coupon rates on our variable rate loans continue to reset downwards reflecting a lagged response to the decline in short-term interest rates in 2001.

Table 6

Residential Mortgage Loans — Interest Income and Yields
(all dollars in thousands)

		Average			Net
	Average	Net	Average		Premium	Credit	Total
	Principal	Premium	Credit	Interest	Amortization	Provision	Interest
	Balance	Balance	Reserve	Income	Expense	Expense	Income	Yield

Q3: 2001	$1,087,593	$12,138	$(4,950)	$16,583	$(1,180)	$(151)	$15,252	5.57%
Q4: 2001	1,372,552	12,023	(5,065)	18,053	(3,990)	(268)	13,795	4.00%
Q1: 2002	1,541,136	9,130	(5,342)	16,079	(1,672)	(282)	14,125	3.66%
Q2: 2002	2,195,570	11,489	(5,675)	21,133	(1,060)	(472)	19,601	3.56%
Q3: 2002	3,253,528	15,097	(6,163)	28,843	(3,502)	(894)	24,447	3.00%

Nine Months: 2001	$1,059,601	$12,857	$(4,966)	$54,446	$(2,730)	$(499)	$51,217	6.40%
Nine Months: 2002	2,336,350	11,927	(5,730)	66,055	(6,234)	(1,648)	58,173	3.31%

      Credit results remained excellent for our residential mortgage loan portfolio. At September 30, 2002, our residential mortgage loan credit reserve was $6.6 million, equal to 0.14% of the current balance of this portfolio. Although we have reduced or eliminated on-going credit provision expenses associated with many of our seasoned loans, our total credit provision expense is increasing due to the significant acquisitions of new residential mortgage loans. For new loans, we take credit provisions over time in order to establish an appropriate level of credit reserves for our estimated future credit losses on these loans.

      Our residential loan portfolio delinquencies have been declining, from $5.1 million at December 31, 2001 to $1.4 million at September 30, 2002. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. Delinquencies declined, in part, as we called our Sequoia 1 long-term debt and sold the underlying loans in the second quarter of 2002 ($2.2 million of which were delinquent). Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the mortgage industry and stood at 0.03% of current loan balances at September 30, 2002. Trends in our delinquency ratios have been especially favorable in part due to new acquisitions of performing loans. Our credit reserve has been established based on historical loss rates and the current weakened economy. We anticipate that delinquencies and losses on our residential loans will increase from current levels over time.

Table 7

Residential Mortgage Loans — Credit Results
(all dollars in thousands)

				Loss Severity	Realized	Annualized	Ending
	Ending	Delinquent	Delinquent	On Liquidated	Credit	Credit Losses	Credit
	Balance	Loans	Loan %	Loans	Losses	As % of Loans	Reserve

Q3: 2001	$1,354,606	$4,823	0.36%	60%	$(311)	0.09%	$4,960
Q4: 2001	1,474,862	5,069	0.34%	39%	(29)	0.01%	5,199
Q1: 2002	1,794,260	4,926	0.27%	0%	0	0.00%	5,481
Q2: 2002	2,803,556	3,257	0.12%	0%	0	0.00%	5,953
Q3: 2002	4,761,893	1,387	0.03%	22%	(236)	0.01%	6,611

Nine Months: 2001	$1,354,606	$4,823	0.36%	42%	$(353)	0.03%	$4,960
Nine Months: 2002	4,761,893	1,387	0.03%	22%	(236)	0.01%	6,611

      The characteristics of our loans continue to show the high-quality nature of our residential mortgage loan portfolio. At September 30, 2002, we owned 12,580 residential loans with a total value of $4.8 billion. These were all “A” quality loans at origination. Substantially all these loans (98%) were adjustable rate loans and the rest (2%) were hybrid loans (fixed rate for 3 to 7 years, then adjustable). Our average loan size was $378,529. Northern California loans were 12% of the total and Southern California loans were 12% of the total. Loans originated in 2002 were 70% of the total, loans originated in 2001 were 18% of the total, and loans originated in 2000 or earlier were 12% of the total. On average, our residential mortgage loans had 9 months of seasoning. Loans where the original loan balance exceeded 80% loan-to-value (LTV) made up 17% of loan balances; we benefit from mortgage insurance or additional pledged collateral on all of these loans, serving to substantially lower the effective LTV on these loans. The average effective LTV at origination for our mortgage loans (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 67%. Given housing appreciation and loan amortization, we believe the current effective LTV of our residential mortgage loans at September 30, 2002 was lower than 67%.

      The characteristics of the loans that we credit enhanced continued to illustrate the high-quality nature of the loans. The average FICO score of borrowers on these residential mortgage loans (for those loans where a FICO score was obtained) was 729. Borrowers with FICO scores over 720 comprised 60% of this portfolio, those with scores between 680 and 720 comprised 24%, those with scores between 620 and 680 comprised 13%, and those with scores below 620 comprised 3%. In general, loans with lower FICO scores have strong compensating factors that may serve to mitigate the apparent risk of the lower FICO score.

Table 8

Residential Mortgage Loans — Loan Characteristics
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Principal Value (Face Value)	$4,736,646	$2,795,628	$1,790,239	$1,470,467	$1,346,346
Internal Credit Reserves	(6,611)	(5,953)	(5,481)	(5,199)	(4,960)
Premium (Discount) to be Amortized	31,858	13,881	9,502	9,594	13,220

Retained Residential Loans	$4,761,893	$2,803,556	$1,794,260	$1,474,862	$1,354,606
Number of loans	12,580	7,394	4,914	4,177	3,909
Average loan size	$379	$379	$364	$353	$347
Adjustable %	98%	96%	100%	100%	81%
Hybrid %	2%	4%	0%	0%	19%
Fixed %	0%	0%	0%	0%	0%
Northern California	12%	13%	12%	10%	10%
Southern California	12%	12%	11%	12%	12%
Florida	11%	13%	12%	11%	11%
Georgia	8%	9%	7%	8%	7%
New York	6%	6%	7%	8%	8%
New Jersey	5%	5%	5%	5%	5%
Texas	3%	3%	4%	4%	5%
Other states	43%	39%	42%	42%	42%
Year 2002 origination	70%	47%	17%	0%	0%
Year 2001 origination	18%	31%	42%	45%	34%
Year 2000 origination	0%	0%	0%	0%	0%
Year 1999 origination	3%	5%	9%	11%	12%
Year 1998 origination or earlier	9%	17%	32%	44%	54%
% balance in loans> $1mm per loan	15%	15%	16%	15%	14%

      We intend to permanently fund all our mortgage loan investments through the issuance of long-term debt through our special purpose subsidiaries, Sequoia Mortgage Funding Corporation and Sequoia Residential Funding Inc. (Sequoia). This type of financing is non-recourse to Redwood Trust. Our exposure to our $4.4 billion of long-term financed loans is limited to our investment in Sequoia, which at September 30, 2002 was $82 million or 1.9% of the Sequoia loan balances. Short-term funded residential mortgage loans at September 30, 2002 were $0.4 billion. In the third quarter of 2002, we issued $2.3 billion in long-term debt, completing Sequoia 8, Sequoia 9, and Sequoia 10. In October 2002, we completed Sequoia 11 and issued an additional $0.7 billion of long-term debt. We plan to continue to issue long-term debt through our Sequoia program and other types of securitizations.

Residential Loan Credit-Enhancement Securities

      At September 30, 2002, we owned $324 million market value of residential loan credit-enhancement securities, a net increase of $133 million since the beginning of the year. These securities generally had below-investment-grade credit ratings and represented subordinated interests in pools of high-quality jumbo residential mortgage loans. We intend to continue to invest in these securities.

Table 9

Residential Credit-Enhancement Securities — Activity
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Start of Period Balances	$284,759	$249,832	$190,813	$188,283	$158,704
Acquisitions	28,983	25,849	59,157	17,132	27,172
Sales	0	(898)	(5,037)	(7,786)	0
Principal Payments	(9,437)	(15,801)	(4,270)	(3,857)	(1,895)
Amortization of Discount	2,722	1,767	366	(92)	86
Mark-To-Market (Balance Sheet)	17,351	21,795	8,758	(3,258)	4,216
Mark-To-Market (Income Statement)	(248)	2,215	45	391	0

End of Period Balances	$324,130	$284,759	$249,832	$190,813	$188,283

      Our residential credit-enhancement securities are generally first-loss, second-loss, or third loss interests. First loss interests are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss interest. Our ownership of first loss interests provides credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior interests. Similarly, any first loss interests that are owned by others and that are junior to our second and third loss interests provide our interests with some principal protection from losses (they serve as external credit-enhancement).

      Our credit-enhancement interests can be called away from us under limited circumstances. This is usually beneficial for us, as we receive a payment for the full principal value of an asset that, in general, we have acquired at a discount to the principal value. Our mark-to-market income for GAAP for the first nine months of 2002 benefited by $3.2 million from this type of call activity.

      At September 30, 2002, we owned $543 million principal (face) value of residential credit-enhancement securities at a cost basis of $273 million. After mark-to-market adjustments, our net investment in these assets as reported on our balance sheet was $324 million. Over the life of the underlying mortgage loans, we expect to receive $543 million in principal payments from these securities less credit losses. We receive interest payments each month on the outstanding principal amount. Of the $219 million difference between principal value and reported value, $221 million was designated as an internal credit reserve (reflecting our estimate of future credit losses over the life of the underlying mortgages), $49 million was designated as purchase discount to be accreted into income over time, and there was $51 million in cumulative positive balance sheet market valuation adjustments.

Table 10

Residential Credit-Enhancement Securities — Net Book Value
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Total principal value (face value)	$542,669	$492,642	$460,035	$353,435	$323,870
Internal credit reserves	(220,735)	(206,343)	(194,556)	(140,411)	(112,133)
Discount to be amortized	(49,360)	(35,745)	(28,058)	(25,863)	(30,365)

Net investment	$272,574	250,554	237,421	187,161	181,372
Market valuation adjustments	51,556	34,205	12,411	3,652	6,911

Net reported value	$324,130	$284,759	$249,832	$190,813	$188,283
First loss position, principal value	$206,062	$181,179	$173,990	$129,019	$105,830
Second loss position, principal value	152,433	139,290	127,930	96,567	84,876
Third loss position, principal value	184,174	172,173	158,115	127,849	133,164

Total principal value	$542,669	$492,642	$460,035	$353,435	$323,870
First loss position, reported value	$52,595	$46,979	$42,760	$29,648	$25,886
Second loss position, reported value	104,928	90,878	79,969	60,074	53,925
Third loss position, reported value	166,607	146,902	127,103	101,091	108,472

Total reported value	$324,130	$284,759	$249,832	$190,813	$188,283

      Total interest income from our residential credit-enhancement securities increased to $10.4 million in the third quarter from $9.0 million in the second quarter of 2002 and $5.2 million in the third quarter of 2001. An increase in our net investment in these securities was the principal reason for the increase in interest income from this portfolio. For the same reason, our income during the first nine months of 2002 of $26.1 million was more than double the $11.3 million we earned during the first nine months of 2001 from this portfolio.

      The yield on our investment in residential credit-enhancement securities was 16.20% during the third quarter of 2002, an increase from the 15.12% yield earned in the second quarter of 2002, and an increase from the 12.44% yield earned in the third quarter of 2001. Over the past several quarters, we have increased the yields recognized for our assets that are performing well (due to lower delinquencies, lower credit losses, faster prepayments) and that are expected to continue to perform well relative to initial assumptions. For similar reasons, the average yield for this portfolio in the first nine months of 2002 was 14.98%, an increase from the 12.24% this portfolio yielded during the first nine months of 2001.

      The yield we estimate and recognize under the effective yield method for each of our assets is subject to change as we constantly review our assumptions and we review performance data for each specific asset as the underlying loans season. Under the effective yield method, credit losses lower than (or later than) anticipated by our designated credit reserve and/or faster than anticipated prepayment rates could result in increasing yields being recognized from our current portfolio. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and/or require us to take market value adjustments through our income statement under EITF 99-20. Yield and EITF 99-20 adjustments are applied on an asset-specific basis. Thus, even during a period when most of our assets perform better than anticipated, and our yield on this portfolio of securities increases (as occurred thus far in 2002), we may have some assets that have adverse changes in their outlook and market values below book prices, triggering an EITF 99-20 market value charge through our income statement. Our EITF 99-20 mark-to-market charges in the first nine months of 2002 were $1.4 million.

Table 11

Residential Credit-Enhancement Securities — Interest Income and Yields
(all dollars in thousands)

			Average			Net
	Average	Average	Net			Discount	Total
	Principal	Credit	Discount	Average	Coupon	Amortization	Interest
	Value	Reserve	Balance	Basis	Income	Income	Income	Yield

Q3: 2001	$296,417	$(96,364)	$(31,378)	$168,675	$5,160	$86	$5,246	12.44%
Q4: 2001	328,652	(121,183)	(27,914)	179,555	5,484	(92)	5,392	12.01%
Q1: 2002	389,798	(164,995)	(23,263)	201,540	6,329	366	6,695	13.29%
Q2: 2002	467,108	(198,564)	(30,262)	238,282	7,239	1,767	9,006	15.12%
Q3: 2002	510,712	(211,094)	(41,774)	257,844	7,721	2,722	10,443	16.20%

Nine Months: 2001	$206,043	$(59,112)	$(23,901)	$123,030	$10,918	$373	$11,291	12.24%
Nine Months: 2002	456,315	(191,720)	(31,833)	232,762	21,289	4,855	26,144	14.98%

      Credit losses for the residential loans that we credit enhanced through our ownership of residential credit-enhancement securities totaled $0.7 million in the first nine months of 2002. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $68 billion of underlying loans we credit enhanced at September 30, 2002.

      Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit-enhancement loans remained steady at low levels. They were 0.22% of current balances at September 30, 2002 and 0.24% at the beginning of the year. We expect delinquencies and losses for our existing residential credit-enhancement securities to increase from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans. However, in periods where we have significant increases in the size of our credit-enhanced loan amounts through the acquisition of credit-enhancement securities on performing loan pools (as occurred thus far in 2002), delinquencies as a percent of the underlying pool balances may decline due to the addition of performing loans to the denominator of this ratio.

Table 12

Residential Credit-Enhancement Securities — Credit Results
(all dollars in thousands)

				Redwood’s
				Share of	Losses To		Total Credit
	Underlying	Delinquencies		Credit	External	Total	Losses as
	Mortgage			(Losses)	Credit	Credit	% of Loans
	Loans	$	%	Recoveries	Enhancement	Losses	(annualized)

Q3: 2001	$49,977,641	$107,821	0.22%	$(192)	$(407)	$(599)	0.01%
Q4: 2001	51,720,856	124,812	0.24%	(321)	(571)	(892)	0.01%
Q1: 2002	64,826,605	129,849	0.20%	166	(618)	(452)	0.01%
Q2: 2002	66,061,159	149,960	0.23%	74	(189)	(115)	0.01%
Q3: 2002	68,483,359	151,507	0.22%	(47)	(103)	(150)	0.01%

Nine Months: 2001	$49,977,641	$107,821	0.22%	$(443)	$(1,781)	$(2,224)	0.01%
Nine Months: 2002	68,483,359	151,507	0.22%	193	(910)	(717)	0.01%

      At September 30, 2002, we had $64 million of external credit enhancement reserves and $221 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others.

Total reserves of $285 million represented 42 basis points (0.42%) of our credit-enhancement portfolio of $68 billion. Reserves, credit protection, and risks are specific to each credit-enhancement interest.

Table 13

Residential Credit-Enhancement Securities — Credit Protection
(at period end, all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Internal Credit Reserves	$220,735	$206,343	$194,556	$140,411	$112,133
External Credit Enhancement	64,147	65,102	79,924	90,224	94,745

Total Credit Protection	$284,882	$271,445	$274,480	$230,635	$206,878
As % of Total Portfolio	0.42%	0.41%	0.42%	0.45%	0.41%

      Based on the most recent loan level detail available for each pool in which we own an interest, the following provides a summary of the characteristics of the loans in our credit-enhancement portfolio. At September 30, 2002, we credit enhanced 160,695 loans in this portfolio. Of the $68 billion loan balances, 52% were fixed-rate loans, 28% were hybrid loans (loans that become adjustable 3 to 10 years after origination), and 20% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $426,170. Loans we credit-enhanced with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $4.4 billion. Loans over $1 million were 2% of the total number of loans and 6% of the total balance of loans that we credit-enhanced at September 30, 2002.

      On average, our credit-enhancement portfolio loans had 24 months of seasoning at September 30, 2002. Generally, the credit risk for seasoned loans is reduced as property values appreciate and the loan balances amortize. The current LTV ratio for seasoned loans is often much reduced from the LTV ratio at origination.

      Loans with LTV’s at origination in excess of 80% made up 5% of loan balances. We benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially reduce the effective LTV on these loans. The average effective LTV at origination for all the loans we credit enhance (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 69%. Given housing appreciation and loan amortization, we believe the average current effective LTV for these loans at September 30, 2002 was lower than 69%.

Table 14

Residential Credit-Enhancement Securities — Underlying Collateral Characteristics
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Credit-enhancement securities	$68,483,359	$66,061,159	$64,826,605	$51,720,856	$49,977,641
Number of credit-enhanced loans	160,695	165,515	162,502	133,634	132,555
Average loan size	$426	$399	$398	$387	$377
Adjustable %	20%	19%	19%	15%	11%
Hybrid %	28%	20%	14%	17%	19%
Fixed %	52%	61%	67%	68%	70%
Northern California	27%	25%	25%	27%	25%
Southern California	24%	24%	25%	26%	26%
New York	4%	5%	5%	5%	5%
Texas	3%	4%	4%	4%	4%
Virginia	3%	3%	3%	3%	3%
New Jersey	3%	3%	3%	3%	3%
Other states	36%	36%	35%	32%	34%
Year 2002 origination	25%	11%	1%	0%	0%
Year 2001 origination	43%	49%	55%	43%	32%
Year 2000 origination	5%	6%	8%	10%	14%
Year 1999 origination	11%	16%	17%	22%	31%
Year 1998 or earlier origination	16%	18%	19%	25%	23%
% balance in loans> $1mm per loan	6%	5%	4%	4%	3%

      The geographic dispersion of our credit-enhancement portfolio generally mirrors that of the jumbo residential market as a whole, with approximately half of our loans concentrated in California.

      For the loans that we credit enhanced where the home was located in Northern California (27% of the total portfolio), at September 30, 2002 the average loan balance was $451,956, the average FICO score was 732, and the average LTV at origination was 66%. On average, these Northern California loans had 21 months of seasoning, with 33% originated in year 2002, 39% in year 2001, 4% in year 2000, and 24% in years 1999 or earlier. At quarter end, loans with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $1.4 billion. They represented 3% of the total number of Northern California loans and 8% of the total balance of Northern California loans. Delinquencies in our Northern California residential credit-enhancement portfolio at September 30, 2002 were 0.10% of current loan balances.

      For the loans that we credit enhanced where the home was located in Southern California (24% of the total portfolio), at September 30, 2002 the average loan balance was $438,638, the average FICO score was 727, and the average LTV at origination was 69%. On average, these Southern California loans had 30 months of seasoning, with 24% originated in year 2002, 36% in year 2001, 3% in year 2000, and 37% in years 1999 or earlier. At quarter end, loans with principal balances in excess of $1 million had an average size of $1.4 million and a total loan balance of $1.3 billion. They represented 3% of the total number of Southern California loans and 8% of the total balance of Southern California loans. Delinquencies in our Southern California residential credit-enhancement portfolio at September 30, 2002 were 0.22% of current loan balances.

Combined Residential Loan Portfolios

      The tables below summarize our residential mortgage loan portfolio and our residential credit-enhancement loan portfolio on a combined basis.

Table 15

Residential Portfolios — Credit Protection
(all dollars in thousands)

					Total
		Redwood’s			Credit
	Total	Residential	External	Total	Protection
	Residential	Credit	Credit	Credit	As % of
	Loans	Reserve	Enhancement	Protection	Loans

September 2001	$51,332,247	$117,093	$94,745	$211,838	0.41%
December 2001	53,195,718	145,610	90,224	235,834	0.44%
March 2002	66,620,865	200,037	79,924	279,961	0.42%
June 2002	68,864,715	212,296	65,102	277,398	0.40%
September 2002	73,245,252	227,346	64,147	291,493	0.40%

Table 16

Residential Portfolios — Credit Performance
(all dollars in thousands)

		Delinquencies	Redwood’s	Losses		Total
		As % of	Share of	To		Credit
		Total	Net Credit	External	Total	Losses as
		Residential	(Losses)	Credit	Credit	% of Loans
	Delinquencies	Loans	Recoveries	Enhancement	Losses	(Annualized)

Q3: 2001	$112,644	0.22%	$(503)	$(407)	$(910)	0.01%
Q4: 2001	129,881	0.24%	(352)	(571)	(923)	0.01%
Q1: 2002	134,775	0.20%	166	(618)	(452)	0.01%
Q2: 2002	153,217	0.22%	74	(189)	(115)	0.01%
Q3: 2002	152,894	0.21%	(283)	(103)	(386)	0.01%

Nine Months: 2001	$112,644	0.22%	$(796)	$(1,781)	$(2,577)	0.01%
Nine Months: 2002	152,894	0.21%	(43)	(910)	(953)	0.01%

Commercial Mortgage Loans

      Our commercial real estate loan portfolio remained in the $49 million to $51 million range this year with minor levels of activity. We plan to continue to invest in more commercial loans and commercial loan participations in the future.

Table 17

Commercial Mortgage Loans — Activity
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Start of Period Balances	$49,798	$49,380	$51,084	$64,362	$67,043
Acquisitions	919	470	140	210	0
Sales	0	0	0	0	(2,645)
Principal Payments	(54)	(53)	(1,873)	(13,403)	(44)
Amortization	0	0	28	29	15
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	1	1	1	(114)	(7)

End of Period Balances	$50,664	$49,798	$49,380	$51,084	$64,362

      All our commercial mortgage loans in our portfolio had interest rate floors, so the decline in short-term interest rates during 2001 did not have a material impact on the yields on these loans. Thus, the yield on our commercial mortgage loan portfolio has remained in a relatively stable range over the past several quarters. Our yield during the first nine months of 2002 was lower than the yield during the first nine months of 2001 due to a reduction in fees recognized at the time of a loan payoff in the later period. Early payoffs generally result in the acceleration of the recognition of deferred origination fees, prepayment penalty, and exit fees.

Table 18

Commercial Mortgage Loans — Interest Income and Yields
(all dollars in thousands)

		Average
	Average	Net		Discount	Credit	Total
	Principal	Discount	Coupon	Amortization	Provision	Interest
	Value	Balance	Income	Income	Expense	Income	Yield

Q3: 2001	$66,024	$(724)	$1,680	$15	$0	$1,695	10.38%
Q4: 2001	64,851	(601)	1,862	29	0	1,891	11.77%
Q1: 2002	50,872	(702)	1,247	27	0	1,274	10.15%
Q2: 2002	50,036	(667)	1,233	0	0	1,233	9.99%
Q3: 2002	50,754	(652)	1,280	0	0	1,280	10.22%

Nine Months: 2001	$70,018	$(935)	$5,395	$194	$0	$5,589	10.79%
Nine Months: 2002	50,554	(673)	3,760	27	0	3,787	10.12%

      Through September 30, 2002, we have not experienced delinquencies or credit losses in our commercial mortgage loans nor have we established a credit reserve for our commercial loans. A slowing economy, and factors particular to each loan, could cause credit concerns and issues in the future. If this occurs, we may need to provide for future losses or reduce the reported market value for commercial mortgage loans held for sale. Other factors may also affect the market value of these loans.

Table 19

Commercial Mortgage Loans — Characteristics
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Commercial Mortgage Loans	$50,664	$49,978	$49,380	$51,084	$64,362
Number of Loans	9	8	7	8	14
Average Loan Size	$5,629	$6,247	$7,054	$6,386	$4,597
Serious Delinquency $	$0	$0	$0	$0	$0
Realized Credit losses	$0	$0	$0	$0	$0
California %	62%	61%	61%	59%	67%

      Our goal is to secure long-term non-recourse debt for our commercial mortgage loans. In the first nine months of 2002, we issued $8 million of long-term debt collateralized debt for our commercial real estate mortgage loans. At September 30, 2002, three of our commercial loans, totaling over $30 million of principal, were financed through long-term debt in the form of commercial loan participations. In the first nine months of 2002, we acquired subordinate participations in two commercial mortgage loans originated by others. Our loan participations and our remaining commercial mortgage loans were financed with either equity or a combination of equity and medium-term credit facilities.

Securities Portfolio

      Our securities portfolio consists of all the securities that we own with the exception of residential credit-enhancement securities (discussed above) and cash-equivalent securities.

      Our current strategy for our securities portfolio is to sell many of our securities that are financed with short-term borrowings. These securities are generally rated AAA or AA. We plan to continue to invest in real estate loan securities that can be financed with securitized long-term debt in the form of re-REMICs or collateralized bond obligations (CBOs). To a greater degree than in the past, we anticipate that our new real estate securities investments will be rated A or BBB.

      At September 30, 2002, our securities portfolio consisted of $492 million investment-grade real estate loan securities, including prime residential, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, and real estate CBO securities. As investors in these investment-grade securities, we are exposed to the credit risk of the underlying mortgage loans but we also benefit from a significant degree of credit-enhancement that the rating agencies require in order to give these securities an investment-grade rating. We also own equity in real estate-oriented CBOs.

      In the fourth quarter of 2002, we have committed to sell most of our AAA and AA rated securities that we believe are not efficient to fund with long-term debt. We continue to invest in diverse real estate loan securities that are suitable for long-term funding. In the fourth quarter of 2002, we have made initial investments in below-investment grade commercial real estate securities and corporate debt issued by REITs that own commercial real estate properties.

      A portion of our securities portfolio is currently financed with long-term debt and we are planning additional long-term debt issuances. Securities in this portfolio that were not funded with long-term debt totaled $683 million at December 31, 2001 and $419 million at September 30, 2002.

Table 20

Securities Portfolio — Activity
(all dollars in thousands)

	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

Start of Period Balances	$512,490	$609,432	$683,482	$608,793	$739,187
Acquisitions	6,811	23,026	76,701	147,251	47,323
Sales	0	(56,802)	(89,395)	(15,260)	(106,297)
Principal Payments	(31,830)	(65,617)	(60,040)	(53,400)	(71,692)
Premium Amortization	(1,052)	(1,249)	(1,701)	(799)	(898)
Mark-To-Market (Balance Sheet)	970	3,017	(444)	(2,034)	1,087
Mark-To-Market (Income Statement)	4,367	683	829	(1,069)	83

End of Period Balances	$491,756	$512,490	$609,432	$683,482	$608,793

      Total interest income from our securities portfolio was $5.7 million in the third quarter of 2002, a decrease from $6.2 million in the second quarter of 2002 and a decrease from $10.7 million in the third quarter of 2001. This decrease was the result of lower average balances and lower yields. For similar reasons, total interest income during the first nine months of 2002 was $20.5 million, a decrease from the $44.4 million during the first nine months of 2001.

      Yields for our securities portfolio continued to fall as most of these assets were variable rate assets and the coupons reset downwards as a result of falling short-term interest rates. The yield in the third quarter of 2002 was 4.63%, a decrease from 4.70% in the second quarter of 2002 and 6.73% in the third quarter of 2001. During the first nine months of 2002, the yield was 4.82%, a decrease from 7.26% in the first nine months of 2001.

Table 21

Securities Portfolio — Interest Income and Yields
(all dollars in thousands)

		Average		Net
	Average	Net		Premium	Total
	Principal	Premium	Interest	Amortization	Interest
	Value	Balance	Income	Expense	Income	Yield

Q3: 2001	$626,246	$12,332	$11,642	$(898)	$10,744	6.73%
Q4: 2001	628,193	11,838	10,702	(799)	9,903	6.19%
Q1: 2002	666,570	10,122	10,215	(1,701)	8,514	5.03%
Q2: 2002	520,844	8,999	7,471	(1,249)	6,222	4.70%
Q3: 2002	486,095	7,902	6,770	(1,051)	5,719	4.63%

Nine Months: 2001	$802,873	$12,178	$46,924	$(2,570)	$44,354	7.26%
Nine Months: 2002	557,175	9,000	24,456	(4,001)	20,455	4.82%

      The table below presents our securities portfolio by asset type.

Table 22

Securities Portfolio — Characteristics
(all dollars in thousands)

	Credit
	Rating	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001	Sep. 2001

FNMA & FHLMC Residential	“AAA”	$224,325	$236,084	$285,174	$373,743	$389,400
Prime Residential	AAA to BBB	218,072	231,613	295,696	287,770	197,821
Subprime & Home Equity
Residential	AAA to BBB	25,935	25,935	20,935	15,200	15,650
Commercial Real Estate	AAA to BBB	11,054	11,502	4,768	4,874	5,008
Real Estate CBOs	AAA to NR	12,370	7,356	2,859	1,892	914

Total Securities Portfolio		$491,756	$512,490	$609,432	$683,482	$608,793

      We own unhedged fixed rate and hybrid securities in our securities portfolio and residential credit-enhancement securities portfolio; however, our equity base at September 30, 2002 exceeds the total amount of unhedged fixed rate and hybrid assets we own (see Table 30). We have generally avoided funding unhedged fixed rate assets with floating rate liabilities.

Interest Expense

      Short-term interest rates stabilized in the first nine months of 2002 after falling for most of 2001. However, our reported cost of borrowed funds continued to fall in 2002 as the interest rates on our borrowings adjusted to market conditions with a lag. Our total reported cost of funds was 2.57% during the third quarter of 2002, a decrease from 2.69% in the second quarter of 2002 and from 4.83% in the third quarter of 2001. Our reported cost of borrowed funds during the first nine months of 2002 was 2.66%, a decrease from 5.57% in the first nine months of 2001. Our long-term debt is generally more expensive than short-term debt and our lower-rated securities are generally more expensive to finance than higher-rated securities. Our trend towards greater utilization of long-term debt and an increase in our investment in lower-rated securities that are more costly to finance could have increased our reported cost of funds; however, the decrease in short-term interest rates more than offset these factors.

      Our average reported debt levels continued to rise as we acquired residential loans, issued non-recourse long-term debt to fund these acquisitions, and accounted for these securitizations as financings. Our average reported borrowings were $3.8 billion during the third quarter of 2002, an increase from $2.8 billion in the second quarter and $1.8 billion in the third quarter of 2001. Our average reported debt balance in the first nine months of $2.9 billion was an increase from the $1.9 billion we averaged in the first nine months of 2001.

      In the third quarter of 2002, our increased amount of borrowed funds on a reported basis resulted in an increase in total interest expense from the previous quarters. Total reported interest expense was $24.3 million in the third quarter of 2002, as compared to $18.5 million in the second quarter of 2002 and $21.6 million for the third quarter of 2001.

      Our total reported interest expense decreased to $58.3 million in the first nine months of 2002 from $80.0 million in the first nine months 2001 due to the effect of lower short-term interest rates.

Table 23

Interest Expense
(all dollars in thousands)

		Long	Long		Short	Short
		Term	Term	Average	Term	Term		Total
	Average	Debt	Debt	Short	Debt	Debt	Total	Cost
	Long Term	Interest	Cost of	Term	Interest	Cost of	Interest	of
	Debt	Expense	Funds	Debt	Expense	Funds	Expense	Funds

Q3: 2001	$933,340	$12,714	5.45%	$852,341	$8,841	4.15%	$21,555	4.83%
Q4: 2001	1,193,050	11,949	4.01%	839,879	6,142	2.93%	18,091	3.56%
Q1: 2002	1,280,503	10,661	3.33%	931,424	4,941	2.12%	15,602	2.82%
Q2: 2002	1,806,884	12,894	2.85%	945,331	5,595	2.37%	18,489	2.69%
Q3: 2002	2,893,682	18,893	2.61%	888,035	5,398	2.43%	24,291	2.57%

Nine Months: 2001	$1,007,321	$45,719	6.05%	908,563	$34,259	5.03%	$79,978	5.57%
Nine Months: 2002	1,999,599	42,448	2.83%	921,438	15,934	2.31%	58,382	2.66%

      As shown in Tables 3 and 28, on a recourse basis (assuming we had accounted for our non-recourse securitizations as sales rather than financings) our cost of borrowed funds rose slightly (from 2.37% to 2.43%) in the third quarter of 2002 relative to the prior quarter. However, our recourse debt declined during the quarter from $1.0 billion to $0.8 billion as we reduced balance sheet leverage on a recourse basis. As a result, our interest expense on a recourse basis declined from $5.6 million in the second quarter of 2002 to $5.4 million in the third quarter of 2002.

      We continue to issue long-term debt to finance our residential loans, commercial loans, and securities. The table below lists our long-term debt issuances through September 30, 2002. The principal balance of each of these long-term debt issuances pays down as a function of the principal payouts received on the underlying mortgage loans.

Table 24

Long-Term Debt Characteristics
(all dollars in thousands)

							Principal	Interest
			Original			Estimated	Outstanding	Rate At
	Debt	Issue	Issue		Stated	Callable	At Sep. 30,	Sep. 30,
Long Term Debt Issue	Rating	Date	Amount	Index	Maturity	Date	2002	2002

Sequoia 1 A1	AAA	7/29/97	$334,347	1m LIBOR	2/15/28	Called	$0	NM
Sequoia 1 A2	AAA	7/29/97	200,000	Fed Funds	2/15/28	Called	0	NM
Sequoia 2 A1	AAA	11/6/97	592,560	1y Treasury	3/30/29	2003	196,543	3.37%
Sequoia 2 A2	AAA	11/6/97	156,600	1m LIBOR	3/30/29	2003	51,942	2.15%
Sequoia 3 A1	AAA	6/26/98	225,459	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A2	AAA	6/26/98	95,000	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A3	AAA	6/26/98	164,200	Fixed to 12/02	5/31/28	2002	0	NM
Sequoia 3 A4	AAA	6/26/98	121,923	Fixed to 12/02	5/31/28	2002	73,940	6.25%
Sequoia 3 M1	AA/AAA	6/26/98	16,127	Fixed to 12/02	5/31/28	2002	16,127	6.78%
Sequoia 3 M2	A/AA	6/26/98	7,741	Fixed to 12/02	5/31/28	2002	7,741	6.78%
Sequoia 3 M3	BBB/A	6/26/98	4,838	Fixed to 12/02	5/31/28	2002	4,838	6.78%
Sequoia 1A A1	AAA	5/4/99	157,266	1m LIBOR	2/15/28	Called	0	NM
Sequoia 4 A	AAA	3/21/00	377,119	1m LIBOR	8/31/24	2006	212,255	2.18%
Commercial 1	NR	3/30/01	9,010	1m LIBOR	11/1/02	NC	9,010	4.84%
Commercial 2	NR	3/30/01	8,320	1m LIBOR	10/1/03	NC	8,320	4.84%
Sequoia 5 A	AAA	10/29/01	496,667	1m LIBOR	10/29/26	2008	455,625	2.17%
Sequoia 5 B1	AA	10/29/01	5,918	1m LIBOR	10/29/26	2008	5,918	2.62%
Sequoia 5 B2	A	10/29/01	5,146	1m LIBOR	10/29/26	2008	5,146	2.62%
Sequoia 5 B3	BBB	10/29/01	2,316	1m LIBOR	10/29/26	2008	2,316	2.62%
Commercial 3	NR	3/1/02	8,318	1m LIBOR	7/1/03	NC	8,296	8.63%
Sequoia 6A	AAA	4/26/02	496,378	1m LIBOR	4/26/27	2008	474,590	2.14%
Sequoia 6B1	AA	4/26/02	5,915	1m LIBOR	4/26/27	2008	5,915	2.52%
SMFC 2002-A A1	AAA	4/30/02	64,761	1m LIBOR	4/30/30	2008	57,379	2.41%
SMFC 2002-A A2	AAA	4/30/02	15,861	1m LIBOR	8/30/29	2008	14,451	2.56%
Sequoia 7A	AAA	5/29/02	554,686	1m LIBOR	5/29/32	2008	534,570	2.16%
Sequoia 7B1	AA	5/29/02	8,080	1m LIBOR	5/29/32	2008	8,080	2.57%
Sequoia 8 1A-1	AAA	7/30/02	50,000	1m LIBOR	8/20/32	2008	42,496	1.95%
Sequoia 8 1A-2	AAA	7/30/02	61,468	Fixed to 12/04	8/20/32	2008	61,468	3.46%
Sequoia 8 2A	AAA	7/30/02	463,097	1m LIBOR	8/20/32	2008	459,900	2.12%
Sequoia 8 3A	AAA	7/30/02	49,973	6m LIBOR	8/20/32	2008	49,882	3.91%
Sequoia 8 B1	AA	7/30/02	9,069	1m LIBOR	8/20/32	2008	9,069	2.50%
Sequoia 9 1A	AAA	8/28/02	381,689	1m LIBOR	9/20/32	2010	380,615	2.17%
Sequoia 9 2A	AAA	8/28/02	168,875	1m LIBOR	9/20/32	2010	166,043	3.58%
Sequoia 9 B1	AA	8/28/02	7,702	1m LIBOR	9/20/32	2010	7,702	2.57%
Sequoia 10 1A	AAA	9/26/02	822,375	1m LIBOR	10/20/27	2010	822,375	2.21%
Sequoia 10 2A-1	AAA	9/26/02	190,000	1m LIBOR	10/20/27	2010	190,000	2.19%
Sequoia 10 2A-2	AAA	9/26/02	3,500	1m LIBOR	10/20/27	2010	3,500	2.49%
Sequoia 10 B1	AA	9/26/02	12,600	1m LIBOR	10/20/27	2010	12,600	2.61%
Sequoia 10 B2	A	9/26/02	8,400	1m LIBOR	10/20/27	2010	8,400	2.61%
Sequoia 10 B3	BBB	9/26/02	4,725	1m LIBOR	10/20/27	2010	4,725	3.21%

Total Long-Term Debt			$6,368,029				$4,371,777	2.45%

Operating Expenses

      Operating expenses as a percentage of equity is, in our opinion, the best measure of operating cost efficiency for our company. Although this measure varies from quarter to quarter — due to factors such as equity offerings and variable compensation expense accruals tied to earnings and dividends — the general trend has been towards greater productivity.

      Operating expenses as a percentage of equity improved from 5.3% in the first nine months of 2001 to 4.5% in the first nine months of 2002. Total operating expenses include performance-based operating expenses, which were higher in the 2002 periods as a result of increased performance to date. If we continue to increase the scale of our business, we would generally expect to continue to benefit from our operating leverage — as we would expect growth in our operating expenses to be restrained relative to growth in equity and net interest income.

Table 25

Operating Expenses
(all dollars in thousands)

					Efficiency
			Variable		Ratio:
			(Performance	Operating	Operating
		Fixed	Based)	Expenses/	Expenses/
	Operating	Operating	Operating	Average	Net Interest
	Expenses	Expenses	Expenses	Equity	Income

Q3: 2001	$2,748	$1,293	$1,455	4.3%	24%
Q4: 2001	2,730	1,560	1,170	3.6%	21%
Q1: 2002	3,546	1,758	1,788	4.3%	23%
Q2: 2002	4,536	2,081	2,455	4.9%	26%
Q3: 2002	4,290	2,101	2,189	4.5%	24%

Nine Months: 2001	$9,106	$4,722	$4,384	5.3%	27%
Nine Months: 2002	12,372	5,940	6,432	4.5%	24%

Stock Option Costs

      We currently recognize the cost of stock option issuance in our GAAP financial statements in two ways. First, in accordance with GAAP, we recognize in our per-share calculations the potential dilutive effect of all of our outstanding options that are in the money (those that have an option strike price less than the current Redwood share price). Our GAAP earnings per share, which is calculated on a diluted share basis, was $0.88 in the third quarter of 2002. Without this calculation of potential dilution, reported GAAP earnings (per basic share) was $0.91 per share. For the three-month period ending September 30, 2002, the difference between our average shares outstanding and average diluted shares outstanding (incorporating the potential dilutive effect of options) was 510,012 shares, or 3.2% of our average shares outstanding.

      Second, we include in GAAP income stock option expenses associated with a portion of our stock options that require variable accounting treatment under GAAP. This GAAP income (expense) represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not cash income or expense. In periods of stock price appreciation, like the first nine months of 2002, this expense totaled $0.6 million, or $0.04 per diluted share for this period. During periods of stock price decline, this accounting treatment may provide a net gain in income (like the third quarter of 2002) where it added $0.7 million ($0.05 per share) to our reported income for the quarter. This income (expense) is included in our Other Income (Expense) on our Income Statement. Since it is based on the market price of our common stock per share, we consider it a type of mark-to-market expense and exclude it from our core earnings calculations.

      We have not adopted the fair value method under FAS 123 as a method of accounting for stock options and related items. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, the effect to year 2001 earnings of adoption of this method of accounting would have been less than 2% of our GAAP net income.

Mark-to-Market Adjustments

      Changes in the market value of certain of our mortgage assets and interest rate agreements affect our GAAP earnings each quarter. For the first nine months of 2002, income statement mark-to-market adjustments totaled a positive $3.7 million, or $0.22 per share. We also mark-to-market certain assets through our balance sheet; these adjustments affect our reported book value but not our earnings. Net balance sheet adjustments were positive $51.4 million in the first nine months of 2002. These increases in market values, totaling $55.1 million, were due to falling interest rates, increased competition and demand for mortgage assets in the market, favorable prepayment and credit performance, and other factors.

Shareholder Wealth

      In the 8 years since the commencement of Redwood’s operations, cumulative shareholder wealth has grown at a compound rate of 20% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus reinvestment of dividends. In calculating shareholder wealth, we assume that dividends were reinvested through the purchase of additional shares at the prevailing book value per share. With this assumption, the shareholder wealth we created can be compared to book value per share growth at a non-REIT company that has retained its earnings and compounded book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

      Book value per share was $11.67 in September 1994 when we commenced operations. We increased book value to $26.39 per share at September 30, 2002 through the retention of cash by keeping dividends lower than cash flow, net positive changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock at prices below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $12.00 per share, and reinvestment earnings on those dividends were $10.87 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $49.26 per share during this 8-year period. A company that earned a 20% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

Table 26

Shareholder Wealth
(dollars per share)

		Dividends		Cumulative
		Declared		Reinvestment	Cumulative
	Book Value	During	Cumulative	Earnings on	Shareholder
	Per Share	Period	Dividends	Dividends	Wealth

Sep. 1994	$11.67	$0.00	$0.00	$0.00	$11.67
Dec. 1994	10.82	0.25	0.25	0.00	11.07
Dec. 1995	12.38	0.96	1.21	0.09	13.68
Dec. 1996	16.50	1.67	2.88	1.07	20.45
Dec. 1997	21.55	2.15	5.03	3.07	29.65
Dec. 1998	20.27	0.28	5.31	2.67	28.25
Dec. 1999	20.88	0.40	5.71	3.07	29.66
Dec. 2000	21.47	1.61	7.32	4.11	32.90
Dec. 2001	22.21	2.55	9.87	6.03	38.11
Sep. 2002	26.39	2.13	12.00	10.87	49.26

Taxable Income and Dividends

      To date, we have generally distributed over time as preferred and common stock dividends 100% of our REIT taxable income earned at our parent company, Redwood Trust, which has elected REIT status. However, to maintain our REIT status, we need only distribute 90% of our REIT taxable income. We may elect to retain (and pay taxes on) up to 10% of our REIT taxable income in the future. To date, to avoid federal excise taxes, we have declared by the end of each calendar year dividend distributions equal to undistributed REIT taxable income from the prior year plus at least 85% of the REIT taxable income we have earned in that calendar year. In 2002, we believe our dividend declarations during the year are likely to be less than the amount that would result in an 85% distribution of year 2002 REIT taxable income. If so, we will provide for an excise tax expense in the fourth quarter when the tax liability can be estimated.

      Our REIT taxable income may differ materially from our core earnings or reported GAAP income. Income calculation methods differ. Also, we conduct a portion of our real estate finance business in taxable subsidiaries; taxable income earned in these subsidiaries is part of GAAP and core earnings but is not part of our REIT taxable income and is not subject to minimum dividend distribution requirements. We may elect to transfer a larger portion of our business to our taxable subsidiaries, which would likely have the effect of raising our tax liabilities (after the net tax operating losses in these subsidiaries were utilized) and reducing our minimum dividend distribution requirements, but increasing retained earnings over time. Our goal in taking any such actions would be to increase the sustainability (and future growth rate) of our current regular dividend, although such actions may have the effect of reducing any special dividend payments in the future.

      Our common stock dividend policy and distributions are set by our Board of Directors. Generally, distributions depend on our REIT taxable income, GAAP earnings, cash flows, overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. The Board of Directors may reduce our regular dividend rate when it believes it may be in the long-term interest of Redwood Trust and its shareholders to do so. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of September 30, 2002, full cumulative dividends have been paid on the Class B Preferred Stock.

      Under current policy, the Board sets our regular dividend at a rate that it believes is more likely than not to be sustainable, given current expectations for cash flow generation and other factors. In years when our minimum dividend distribution requirements under the REIT rules exceed what we believe to be our sustainable dividend rate, the Board may declare one or more special quarterly cash dividends, or chose to defer payment of the dividends and pay an excise tax on a portion of the deferred distributions, or retain a portion of the income and pay income taxes on the retained portion.

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

      We will generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of unrelated business taxable income (UBTI) or excess inclusion income to our shareholders; there can be no assurance that we will be successful in doing so.

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

      We estimate the fair value of our assets and hedges using available market information and other appropriate valuation methodologies. We believe the estimates we use accurately reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

      In addition to our valuation processes, we are active acquirers, and occasional sellers, of the assets and hedges we own. Thus, we have the ability to understand and determine changes in assumptions that are taking place in the market place, and make appropriate changes in our assumptions for valuing assets in our portfolio. In addition, we generally use third party sources to assist in developing our estimates.

      Changes in the perceptions regarding future events can have a material impact on the value of such assets. Should such changes, or other factors, result in significant changes in the market values, our income and/or book value could be adversely affected.

      We recognize revenue on our assets using the effective yield method. The use of this method requires us to project the cash flow over the remaining life of each asset. Such projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, and other factors. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate. Our current period earnings may not accurately reflect the yield to be earned on that asset for the remaining life of the asset.

      We review our cash flow projections on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future asset cash flow performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience.

      One of the many significant assumptions used in projecting cash flows on many of our assets, and thus our current yield, is the level and timing of credit losses that we expect to incur over the lives of these assets. We establish the level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment. Our actual credit losses, and the timing of these losses, may differ from those estimates used to establish the reserve. Such differences will result in different yields over the life of the asset than we may be currently reporting under GAAP. If such differences are adverse, and the market value of our assets decline below our carrying value, we may need to take current period mark-to-market charges through our income statement.

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

      Over the past several quarters, our cash flow from operations has exceeded our earnings and our dividend distributions. In the first nine months of 2002, cash flow from operations was $44 million, consisting of earnings of $39 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $5 million. Our free cash flow, which is our cash flow from operations plus changes in working capital, property, plant, equipment, and other non-earning assets, was $49 million. In addition, we issued $80 million in common stock during through two common stock offerings and our direct stock purchase and dividend reinvestment plan. We used the available cash from these sources to fund our common stock dividend of $28 million and to increase our net investment in our real estate activities by $101 million.

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

Table 27

Cash Flow
(all dollars in thousands)

				Changes In				Net
				Working				Funds
			Cash	Capital				Available
		Non-	Flow	And	Free	Common	(Purchase)/	for
	GAAP	Cash	From	Other	Cash	Dividends	Sale	Portfolio
	Earnings	Items	Operations	Assets	Flow	Paid	Of Stock	Investing

Q3: 2001	$8,065	$2,386	$10,451	$366	$10,817	$(6,715)	$50,586	$54,688
Q4: 2001	8,955	6,496	15,451	562	16,013	(8,268)	33,665	41,410
Q1: 2002	11,219	2,780	13,999	(1,125)	12,874	(7,597)	46,162	51,439
Q2: 2002	13,802	(390)	13,412	3,561	16,973	(9,067)	26,563	34,469
Q3: 2002	14,306	2,470	16,776	2,863	19,639	(11,796)	7,135	14,978

Nine Months: 2001	$21,208	$6,735	$27,943	$3,787	$31,730	$(15,039)	$52,120	$68,811
Nine Months: 2002	39,327	4,860	44,187	5,299	49,486	(28,460)	79,860	100,886

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

      At September 30, 2002, we had over a dozen uncommitted facilities for short-term collateralized debt, with credit approval in excess of $4 billion of borrowings. We have had no difficulty securing short-term borrowings on favorable terms. Outstanding borrowings under these agreements were $348 million at September 30, 2002, a decrease from $568 million at year-end 2001, as a result of a reduction in our securities portfolio.

      At September 30, 2002, we also had three short-term facilities totaling $1.4 billion available to fund the residential mortgage loans that we acquire in anticipation of a securitization transaction. The amount we have outstanding at any quarter end is a function of the pace of our acquisitions relative to the timing of our securitizations. We had $377 million outstanding short-term borrowings collateralized by residential mortgages at September 30, 2002, an increase from $146 million at December 31, 2001. We completed a securitization in October 2002 and used the proceeds from the long-term debt issued in the securitization to pay down a portion of these short-term borrowings. The amount of short-term borrowings collateralized with residential mortgage loans we have will continue to fluctuate from month to month as our acquisition and securitization program continues.

      We had four borrowing facilities for residential credit-enhancement securities totaling $170 million outstanding at September 30, 2002. In addition to these committed facilities, we may also finance these assets through non-committed borrowing arrangements. Outstanding borrowings under all these agreements were $64 million at September 30, 2002, a decrease from $83 million at December 31, 2001.

      In July 2002, we entered into a Warehouse Agreement and an Engagement Letter with a Wall Street firm designed to enable us to pursue the issuance of a collateralized bond obligation (CBO). We are pursuing a CBO issuance as a means of securing long-term debt to finance some of our existing securities and to enable us to acquire and long-term fund additional types of assets in the future. At September 30, 2002, the company had borrowings under this facility of $44 million with a weighted average borrowing rate of 3.51%.

      At September 30, 2002, we had one medium-term borrowing facility for our commercial mortgage loans. We had $16 million in borrowings outstanding on this facility at the end of the third quarter, a decrease from the $17 million we had at the beginning of the year.

      Our general plan is to replace short-term debt funding with long-term debt funding for the bulk of our assets. We generally intend to fund the bulk of our BB-rated credit-enhancement securities portfolio with the issuance of long-term debt in the form of CBO’s, re-REMICS, or other forms of resecuritizations. Our remaining credit-enhancement securities, those rated B or below, we generally fund with equity.

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

      Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed for a variety of reasons, including a decline in the market value or a change in the acceptability to lenders of the collateral we pledge to secure short-term borrowings. We continue to maintain liquidity reserves at or in excess of our policy levels. At September 30, 2002, we had $44 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Total available liquidity equaled 5% of our short-term debt balances. At December 31, 2001, we had $74 million of liquid assets, equaling 9% of our short-term debt balances. The decline in this ratio over these two periods is primarily the result of the increase in short-term borrowings funding our residential mortgage loans prior to the securitization in October 2002.

Long-Term Debt

      The $4.4 billion of long-term debt on our September 30, 2002 consolidated balance sheet was non-recourse debt. Substantially all this debt was issued through our special purpose financing subsidiaries (our Sequoia program) and was collateralized by residential mortgage loans. The holders of our long-term debt can look for repayment from the cash flows from the mortgages specifically collateralizing the debt; the debt is non-recourse to Redwood. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood’s general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA-rated long-term debt of the type that we issue to fund residential loans through Sequoia is a large global market that has been relatively stable for many years. At this time, we believe we could issue more of this debt on reasonable terms if we should choose to do so. In October 2002, we issued $0.7 billion of long-term debt through Sequoia 11, and we plan to continue to issue more long-term debt through our Sequoia program.

      Of the remaining long-term debt, $26 million was backed by commercial loans and was created through the sale of senior loan participations. The market for senior participations on commercial loans of the types in our portfolio is limited and there can be no assurance that we will be able to sell future participations.

      The remaining $71 million of long-term debt was issued through a re-securitization of a portion of our AAA and AA rated residential mortgage securities portfolio. We completed this resecuritization in April 2002 and used the proceeds to reduce our short-term repo debt funding of these securities.

Equity Capital and Risk-Adjusted Capital Guidelines

      Excluding short-term debt and long-term securitized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased from $308 million to $446 million in the first nine months of 2002 as a result of $51 million in asset appreciation, $7 million in retention of cash flow, equity offerings totaling $55 million, and $25 million in stock issuance through our direct stock purchase and dividend reinvestment program. We will seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

      The amount of assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. Our risk-adjusted capital guideline is further discussed under “Capital Risks”. At September 30, 2002, our aggregate equity capital guidelines were: 72% of our residential credit-enhancement portfolio interests; 100% of net retained interests in our residential loan portfolio after long-term debt issuance (Sequoia equity); 8% of our short-term debt funded residential mortgage loans; 13% of our securities portfolio; and 31% of our commercial mortgage loan portfolio.

      Our total risk-adjusted capital guideline amount for assets on our balance sheet was $427 million at September 30, 2002. Capital required for outstanding commitments at September 30, 2002 for asset purchases settling in the third quarter of 2002 was $9 million. Thus, at September 30, 2002, our total capital committed was $436 million, our total capital available was $446 million, and our excess capital to support growth for the remainder of 2002 was $10 million. We intend to support planned growth in the fourth quarter of 2002 and in 2003 using cash generated from long-term debt issuance, retained earnings, and additional equity issuance.

Balance Sheet Leverage

      We believe our balance sheet is generally less leveraged than many banks, savings and loans, and other financial institutions such as Fannie Mae and Freddie Mac that are in similar real estate finance businesses.

      As reported on our balance sheet of September 30, 2002, our equity-to-reported-assets ratio was 8% and our reported debt-to-equity ratio was 11.7 times. However, a majority of our debt is non-recourse debt. Holders of non-recourse debt can look only to the pledged assets — and not to Redwood — for repayment. Therefore, another useful measure of the leverage we employ is to compute leverage ratios comparing our equity base to our recourse debt levels and to our “at-risk” assets (our assets excluding those assets pledged to non-recourse debt). These adjustments generally conform our balance sheet to what would be reported if we accounted for our securitizations as sales rather than as financings. Total reported assets at September 30, 2002 were $5.7 billion; of these, $4.4 billion were pledged to non-recourse debt and $1.3 billion were “at-risk”. Total reported liabilities at September 30, 2002 were $5.2 billion; non-recourse debt was $4.4 billion and recourse debt was $0.8 billion. On a recourse-only basis, our ratio of equity-to-at-risk-assets was 35% and our ratio of recourse-debt-to-equity was 1.9 times. Please also see “Net Interest Income” above for a discussion of our income statement as reformatted to a recourse basis.

      Our plan continues to be to reduce short-term recourse debt levels, in part by replacing short-term debt with long-term non-recourse debt. If we are successful in this funding strategy, and we continue to grow, our reported leverage levels may continue to increase at the same time that our recourse leverage levels may continue to decrease.

Table 28

Leverage Ratios
(all dollars in thousands)

					Recourse
		Recourse		Equity	Debt and	Equity	Reported
	At	Debt		To	Liabilities	To	Debt
	Risk	And Other		At-Risk	To	Reported	To
	Assets	Liabilities	Equity	Assets	Equity	Assets	Equity

September 2001	$1,387,409	$1,107,557	$279,852	20%	4.0	12%	7.1
December 2001	1,120,061	812,288	307,773	28%	2.6	13%	6.9
March 2002	1,503,744	1,139,300	364,444	24%	3.1	13%	6.5
June 2002	1,439,906	1,021,976	417,930	29%	2.4	11%	7.8
September 2002	1,285,037	839,309	445,728	35%	1.9	8%	11.7

Risk Management

      We seek to manage the risks inherent in all financial institutions — including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risks, reinvestment risk, and capital risks — in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize a steady and rising dividend and an attractive total rate of return through stock ownership in our company. In general, we seek, to the best of our ability, to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

      The majority of our credit risk comes from high-quality residential mortgage loans. This includes residential mortgage loans we own and loans we effectively “guarantee” or “insure” through acquisitions of credit-enhancement securities. We are exposed to credit risks in our commercial mortgage loan portfolio. Our securities portfolio is also exposed to credit risk and we have credit risk with counter-parties with whom we do business.

      The establishment under GAAP of a credit reserve for loans or a future credit loss assumption for other assets to calculate long-term yields under the effective yield method does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Thus, the timing and recognition amount of credit losses for GAAP and tax, and for our earnings and our dividends, may differ. A material increase in actual credit losses may not affect our GAAP income due to our credit reserves and effective yield recognition methods but could materially reduce our dividend payment obligations. Conversely, our dividend payment obligations may remain high even during periods where future credit losses are expected but have not been realized.

      The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we establish a credit reserve upon the acquisition of such assets under the effective yield method of accounting. In addition, first loss and other credit-enhancement interests that we do not own, that are junior to our positions act as a form of external credit reserve for us on a specific asset basis; these interests junior to ours will absorb credit losses in the pool of underlying mortgage loans before the principal of our interest in that pool of loans will be affected. For our residential and commercial mortgage loans, we establish a credit reserve based on an estimate of losses by taking credit provisions through our income statement. Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus, no credit reserves have been established to date for these assets. For securities portfolio assets where credit losses are anticipated, we establish a reserve, as is appropriate given the credit trends and market outlook for that asset.

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

      Our primary liquidity risk arises from financing long-maturity mortgage assets with short-term debt. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. Trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. At September 30, 2002, we had $834 million of short-term debt collateralized by assets. Of this debt, $392 million was collateralized by assets in our securities portfolio (primarily AAA and AA rated mortgage backed securities), $48 million by residential credit-enhancement securities, $377 million by high-quality residential mortgage loans under accumulation for future securitizations, and $16 million by commercial real estate loans. If our short-term debt was called, or we could not renew lines, we may need to sell assets in a potentially unfavorable environment. There can be no assurance that such sales would satisfy our liabilities.

      The table below presents our contractual obligations as of September 30, 2002. The debt appears on our balance sheet. The operating leases are commitments that are expensed as paid per terms of the contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 29

Contractual Obligations as of September 30, 2002
(all dollars in thousands)

		Stated
	Total	Maturities	Comments

Short-term debt	$834,081	2002-2003	Weighted average maturity is 82 days
Long-term debt, residential	$4,339,702	2024-2032	Non-recourse debt amortizes as residential collateral pays down
Long-term debt, commercial	$25,579	2003	Non-recourse debt amortizes as commercial collateral pays down
Asset purchase commitments	$133,703	2002	Most acquisitions were completed in October 2002
Operating leases	$2,322	2002-2006	Office rent and software licenses
Other commitments	$86,718	2002	Value of Assets in Warehouse Agreement

Interest Rate Risk

      Our strategy is to maintain an asset/liability posture that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or mortgage prepayment rates. At September 30, 2002, the interest rate characteristics of our debt, as adjusted for outstanding interest rate agreement hedges, closely matched the interest rate characteristics of our assets that were funded with debt. We had $5.1 billion of adjustable-rate debt funding adjustable-rate assets. We had $0.1 billion of fixed/hybrid debt funding a portion of our fixed/hybrid assets. The remainder of our assets (mostly hybrid and fixed-rate assets, but also a portion of our variable-rate assets) were funded with our $0.4 billion of equity.

      As a part of our current asset/liability strategy, we have been maintaining a slight mismatch between the interest rate adjustment periods of our adjustable-rate debt and our adjustable-rate assets. In effect, we own six-month LIBOR assets (and, to a lesser degree, one-year Treasury index assets) funded with one-month LIBOR debt. The interest rate on this debt adjusts each month to the current one-month LIBOR interest rate plus a margin. The interest rate on the six-month LIBOR assets adjusts more slowly to market conditions; each month the coupon rate on approximately one-sixth of these assets adjusts to the current six-month LIBOR interest rate plus a margin. Any single change in short-term interest rates could thus have some short-term effect on our earnings (generally, for the next several quarters). We would expect that the spread between our asset yields and our cost of borrowed funds would be more favorable in a falling short-term interest rate environment than in a rising short-term interest rate environment. This trend may be partially or fully offset over time by the equity-funded portion of our balance sheet, which would generally have increasing net interest earnings (and perhaps better credit results) in a rising rate environment. Short-term interest rates fell throughout 2001, and our earnings benefited from our short-term interest rate mismatch. As short-term interest rates have stabilized in 2002, our earnings benefit from this source has been diminished. Short-term interest rates fell again in November 2002; assuming short-term interest rates remain unchanged after this decline, we expect to benefit on a temporary basis in the fourth quarter of 2002 and the first quarter of 2003.

      In the last few years, we have generally been able to achieve our desired asset/liability mix on-balance sheet without significant use of derivatives. As the table below shows, our variable-rate assets are generally funded with variable-rate debt and our unhedged fixed-rate assets are generally funded with equity. We believe that our use of interest rate derivative agreements as part of our asset/liability strategy is likely to increase in the future as we expand our portfolios, develop our CBO long-term debt issuance program, and acquire more fixed-rate and hybrid assets that may need to be hedged prior to securitization. As of September 30, 2002, we had $459 million of notional amounts of interest rate agreements with a net market value of negative $2.7 million. At September 30, 2002, our interest rate agreements are included in Other Liabilities on our balance sheet. In combination with a like amount of variable rate debt, these agreements effectively create fixed rate debt. Any net payments or receipts on our interest rate agreements are included in interest expense in our consolidated statement of operations. Any market value gains or losses on our interest rate agreements are included in our mark-to-market adjustments on our income statement. These amounts are shown as hybrid and fixed rate debt in the table below.

      During 2002, we reduced the amount of net fixed rate assets we own (fixed rate or hybrid assets that are not hedged or funded with fixed rate debt) relative to the size of our equity base. Net fixed assets equaled 100% of equity at December 31, 2001 and 72% of equity at September 30, 2002. This reduction in net fixed rate assets diminishes current period income, but also should allow — relative to the net fixed rate exposure we had at the beginning of the year — for increased earnings and more stable book value in a rising interest rate environment.

Table 30

Asset/Liability Matching as of September 30, 2002
(all dollars in thousands)

		One-	Six-	One-		Non
		Month	Month	Year	Fixed/	Interest		Total
	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		Liabilities
Asset Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	And Equity

Cash (unrestricted)	$20,606	$20,606	$0	$0	$0	$0	$0	$20,606
One Month LIBOR	1,512,074	1,512,074	0	0	0	0	0	1,512,074
Six Month LIBOR	3,257,018	3,095,888	161,130	0	0	0	0	3,257,018
Other ARM	27,685	27,685	0	0	0	0	0	27,685
One Year Treasury	320,633	73,218	0	196,543	0	0	50,872	320,633
Fixed/Hybrid<1 Yr*	72,303	0	0	0	0	0	72,303	72,303
Hybrid	268,781	0	0	0	61,468	0	207,313	268,781
Fixed	169,949	0	0	0	58,000	0	111,949	169,949
Non-Earning Assets	25,253	0	0	0	0	21,962	3,291	25,253

Total	$5,674,302	$4,729,471	$161,130	$196,543	$119,468	$21,962	$445,728	$5,674,302

*	Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

      Changes in interest rates can have many effects on our business aside from those discussed in this section, including effects on our liquidity, market values, and mortgage prepayment rates.

Prepayment Risk

      We seek to maintain an asset/liability posture that mitigates the effects mortgage prepayment trends may have on our ability to achieve our long-term objectives. For the development of our business, there are positive and negative aspects to both slow prepayment rate environments and fast prepayment rate environments.

      Prepayments affect short-term earnings primarily through amortization of purchase premium and discount. Although we have roughly equal amounts of premium and discount, amortization income from discount assets will not necessarily offset amortization expenses from premium assets. Variations in current and projected prepayment rates for individual assets, differing accounting methods for different assets, and changes in short-term interest rates (as they effect projected coupons on adjustable rate mortgages, and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter.

Table 31

Unamortized Premium and Discount Balances*
(all dollars in thousands)

				Net
	Gross	Gross	Net	Amortization
	Premium	Discount	Premium/(Discount)	(Expense)

Q3: 2001	$27,921	$(34,308)	$(6,387)	$(2,131)
Q4: 2001	26,518	(30,562)	(4,044)	(5,019)
Q1: 2002	23,036	(32,053)	(9,017)	(3,201)
Q2: 2002	31,155	(40,301)	(9,146)	(793)
Q3: 2002	57,951	(58,397)	(446)	(2,148)

Nine Months: 2001	$27,921	$(34,308)	$(6,387)	$(5,207)
Nine Months: 2002	57,951	(58,397)	(446)	(6,142)

*	Includes deferred bond issuance costs and net premium on Long-Term Debt throughout.

Market Value Risk

      At September 30, 2002, we owned mortgage securities and loans totaling $1.2 billion that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. Of these assets, 67% had adjustable-rate coupons, 19% were hybrid loans and the remaining 14% had fixed-rate coupons.

      At September 30, 2002, we owned $0.5 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 27% had adjustable-rate coupons, 41% were hybrid loans, and the remaining 32% had fixed-rate coupons. Market value fluctuations of these assets can affect the reported value of our stockholders’ equity base.

      Market value fluctuations for our assets not only affect our reported earnings and book value, but also can affect our liquidity especially to the extent these assets are funded with short-term borrowings.

      We currently have a number of interest rate agreements which may increase. Please see our discussion above under “Interest Rate Risk” and in our Notes to our Consolidated Financial Statements for a more detailed description of our interest rate agreements. As of September 30, 2002, our interest rate agreements are reported at market value with any periodic changes reported through the income statement.

Capital Risk

      Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if market values of our assets that secure our short-term borrowings decline or the market for short-term borrowings changes in an adverse manner.

      Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount — expressed as a guideline equity-to-assets ratio — to each of our mortgage assets. For short-term funded assets, this ratio may fluctuate over time, based on changes in that asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for securities rated below AA, residential credit-enhancement interests, retained interests from our Sequoia securitizations of our residential retained portfolio assets, commercial mortgage whole loans, and retained commercial mortgage junior participants are generally higher than for higher-rated securities and residential whole loans. Capital requirements for less-liquid assets depend chiefly on our access to secure funding for these assets, the number of sources of such funding, the funding terms, and the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for our retained interests in our long-term debt securitizations generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

      We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount may rise, as the potential interest rate risk of our assets would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates for mortgage assets. We measure all of our assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for our risk-adjusted capital policy, would likely fall as rates increase and as the market values of our assets, net of any mark-to-market gains on hedges, decrease. Such market value declines may be temporary, as future coupon adjustments on adjustable-rate mortgage loans may help to restore some of the lost market value.

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

Item 4.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer conclude that Redwood’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.

      (b)     Changes in Internal Controls. There have been no significant changes in Redwood’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the Chief Executive Officer and the Chief Financial Officer of Redwood.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

      At September 30, 2002, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.     Changes in Securities

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2002 by the Company’s auditors, PricewaterhouseCoopers LLP. The services include the annual audit, quarterly reviews, loan document review services, issuances of consents related to SEC-filings, and certain tax compliance services.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 11.1	Computation of Earnings Per Share for the three and nine months ended September 30, 2002 and September 30, 2001.
Exhibit 99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

By:	/s/ DOUGLAS B. HANSEN

Douglas B. Hansen
President
(authorized officer of registrant)

Dated: November 14, 2002

By:	/s/ HAROLD F. ZAGUNIS

Harold F. Zagunis
Vice President, Chief Financial Officer
Secretary, Treasurer and Controller
(principal financial and accounting officer)

Dated: November 14, 2002

CERTIFICATION

      I, GEORGE E. BULL, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Redwood Trust.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GEORGE E. BULL

George E. Bull
Chief Executive Officer

CERTIFICATION

      I, HAROLD F. ZAGUNIS, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Redwood Trust.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ HAROLD F. ZAGUNIS

Harold F. Zagunis
Chief Financial Officer