Form 10-K
period 2002-12-31
REDWOOD TRUST INC
filed 2003-03-31
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

At June 28, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $492,156,378.

The number of shares of the Registrant’s Common Stock outstanding on March 24, 2003 was 16,603,014.

The number of shares of the Registrant’s Preferred Stock outstanding on March 24, 2003 was 902,068.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2002 FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

FORWARD LOOKING STATEMENTS AND NOTICE ABOUT INFORMATION PRESENTED

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this 2002 Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions are intended to identify forward-looking statements. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, among other things, credit results of our assets, our cash flows, changes in interest rates and market values on our assets and borrowings, changes in prepayment rates on our assets, general economic conditions, particularly as they affect the price of assets and the credit status of borrowers, and the level of liquidity in the capital markets, as it affects our ability to finance our real estate loan portfolios, and other risk factors outlined in this Form 10-K (see “Risk Factors” beginning on page 13 below).

Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission, or SEC, including Forms 10-Q and 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this Form 10-K might not occur.

This Form 10-K contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers.

REDWOOD TRUST

Redwood Trust invests in real estate loans, both in whole loan form and in securitized form. Our primary operating objective is to produce sufficient cash flow to fund a steady — and potentially growing — stream of dividend payments to our common shareholders.

Our largest investment is in high-quality jumbo residential real estate loans. Jumbo residential loans have mortgage balances that exceed the loan limit imposed on Fannie Mae and Freddie Mac, both of which are U.S. government-sponsored investors in residential real estate loans. Most of the loans that Redwood invests in have loan balances between $300,000 and $700,000.

We acquire high-quality jumbo residential real estate loans from large mortgage origination companies. We hold these loans on our balance sheet to earn interest income. We typically fund our loan investments with a combination of equity and long-term amortizing non-recourse securitized debt.

We also acquire real estate securities representing subordinated interests in pools of high-quality residential real estate loans (residential credit-enhancement securities). By acquiring the subordinated securities of these loan pools, we provide credit-enhancement for the more senior securities backed by the pool; with their credit risk reduced in this manner, the senior securities can be sold to capital market investors. Our returns from our investments in residential credit-enhancement securities are driven primarily by the credit performance of the underlying real estate loans.

We also invest in commercial real estate loans and diverse residential and commercial real estate loan securities. We may acquire or create other types of assets in the future.

Our primary source of funding for our investments in real estate loans and related securities is the issuance of debt in the form of securities collateralized by these assets. We do not use gain-on-sale accounting. We account for our securitization transactions as financings, so securitized assets remain on our reported balance sheet and the mortgage-backed securities we sell are shown on our reported balance sheet as long-term debt. This form of financing materially limits our liquidity risks (assets are funded to maturity so there is no need to roll over debt and there is no margin call risk), interest rate and prepayment risks (the characteristics of the real estate bonds we sell closely match the characteristics of our assets), and credit risks (our maximum credit loss is limited to our initial net investment in the securitization trusts that issue the securities).

Our earnings consist of payments we receive from our real estate loans and securities, less interest expenses on our debt and operating costs.

Redwood Trust, Inc. (our parent company) has elected, and we anticipate that it will continue to elect, to be organized as a real estate investment trust, or REIT. As a REIT, we distribute a majority of our net taxable REIT income (excluding earnings generated in taxable subsidiaries) to our stockholders as dividends. As long as we retain our REIT status, we will not pay most types of corporate income taxes on taxable REIT income that is earned at the REIT and distributed as dividends by Redwood Trust. However, we may choose to retain a portion of our income, either permanently or temporarily, while continuing to maintain our REIT status, and thereby incur corporate income or excise taxes. Retention of income may reduce dividend payments and earnings in the near-term while increasing Redwood’s long-term earning and dividend-paying potential. We will retain income and pay taxes when we believe it is in the best long-term interest of our stockholders to do so.

Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at 591 Redwood Highway, Suite 3100, Mill Valley, California, 94941. As of the date of this Form 10-K, we have entered into a lease and plan to move our executive office to One Belvedere Place, Suite 300, Mill Valley, California, 94941. This move is planned for the third quarter of 2003.

At March 24, 2003, Redwood Trust had outstanding 16,603,014 shares of common stock (New York Stock Exchange, Symbol “RWT”) and 902,068 shares of Class B Cumulative Convertible Preferred Stock (New York Stock Exchange, Symbol “RWT-PB”).

Our website address is www.redwoodtrust.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K (if applicable), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

The preceding summary highlights information contained elsewhere in this Form 10-K. You should carefully read this Form 10-K with particular attention to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements beginning on Page F-1. In addition, for a description of important risk factors, among others, that could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements made by us see “Risk Factors” commencing on page 13 of this Form 10-K.

COMPANY BUSINESS AND STRATEGY

Our Industry

There are approximately $6.5 trillion of residential real estate loans outstanding in the United States. The amount outstanding has grown at a rate of between 4% and 12% per year for approximately 20 years as home ownership and housing values have generally increased. New originations of residential real estate loans have ranged from $1.0 trillion to $2.5 trillion per year over the last five years. Originations generally increase in years when refinancing activity is stronger due to declines in long-term interest and mortgage rates.

Fannie Mae and Freddie Mac are prohibited from owning or guaranteeing single-family real estate mortgage loans with balances greater than $322,700 for loans in the continental United States. Loans with balances larger than this limit are commonly referred to as jumbo loans. Originations of jumbo residential real estate loans have remained at between 20% and 25% of total new residential loan originations for the last five years. We believe that jumbo real estate loans currently outstanding total over $1.3 trillion, which represents approximately 20% of the total residential real estate loans outstanding. We also believe that this outstanding balance of jumbo real estate loans has grown at a rate of between 4% and 12% per year along with the residential loan market as a whole. New originations of jumbo residential real estate loans have ranged between approximately $200 billion and $500 billion per year for the last five years.

Each year the amount of jumbo loans that are available for sale consists of new originations plus seasoned loans that are sold into the secondary mortgage market by financial institutions from their portfolio, less loans that are retained by originators for their own portfolios. The amount of jumbo loans for sale each year depends on the economic conditions and other factors that determine the level of new loan originations and the relative attractiveness to financial institutions of selling versus retaining loans.

Historically, jumbo residential real estate loans that are available for sale have been purchased by financial institutions such as banks and thrifts that want to increase their loan portfolios to a size that is bigger than they can achieve through retaining all their own loan production. These institutions fund their loan investment activities with deposits and other borrowings. Increasingly since the mid-1980s, jumbo residential real estate loans have been funded through the creation and sale of mortgage-backed securities to the capital markets. We estimate that the share of jumbo real estate loans outstanding that have been securitized has been increasing steadily from approximately 10% in 1990 to over 50% in 2002. We believe that mortgage securitization has become the financing method of choice in the jumbo loan market, because securitization is generally a more efficient form of funding than deposits or other borrowings.

In the last year, banks have increased their secondary market purchases of fixed-rate residential real estate loans because they have an excess of deposits relative to available attractive lending opportunities. This demand for whole loans has reduced the volume of fixed-rate jumbo residential loan securitizations. We believe that this is a temporary reversal of the long-term trend towards the securitization of an increasing share of jumbo loans.

Jumbo residential real estate loan securitizations may consist of seasoned loans or newly originated loans. Seasoned loan securitizations generally contain loans that are being sold from the retained mortgage portfolios of the larger banks and thrifts. Securitizations of new originations generally contain loans sold by the larger originators of jumbo mortgage loans or by conduits. Conduits acquire individual loans or small loan portfolios in order to aggregate loan pools for securitization.

Substantially all of the demand for mortgage-backed securities comes from investors that desire to hold the cash flows of a residential real estate loan but that are not able or willing to build the operations necessary to manage the credit risk of loans. These investors demand that mortgage-backed securities be rated investment-grade by the credit rating agencies. In order to create investment-grade mortgage-backed securities from a pool of residential real estate loans, credit enhancement for those loans must be provided (someone other than the investment-grade security buyer must assume the credit risk).

In a securitization, a pool of residential real estate loans can be credit enhanced through a number of different methods. The senior/subordinated structure is the most prevalent method for credit enhancement of jumbo real estate loans. This structure establishes a set of senior security interests in the pool of real estate loans and a set of subordinated (junior) security interests in the pool. The set of subordinated interests is acquired by one or more entities that provide credit enhancement to the underlying real estate loans. Credit losses in the loan pool reduce the principal of the subordinated interests first, thus providing some credit protection to the senior securities that allows them to be rated investment grade. Other forms of credit enhancement, such as pool insurance provided by mortgage insurance companies, bond insurance provided by bond insurance companies, and corporate guarantees are often less efficient than the senior/subordinated structure due to regulation and rating agency requirements, among other factors.

Credit enhancers of jumbo residential real estate loan securitizations profit from cash flows generated from the ownership of the subordinated credit-enhancement interests. The amount and timing of credit losses in the underlying loan pools affect the yields generated by these assets. These interests are generally purchased at a discount to the principal value of the interest, and much of the potential return to the subordinated investor is generated through the ultimate return of the principal that remains after realized credit losses are deducted.

The business of enabling the securitization of jumbo residential real estate loans by assuming the credit risk on the underlying real estate loans is highly fragmented. There are no industry statistics known to us that identify participants or market shares. Credit enhancers of jumbo mortgage securitizations include banks and thrifts

(generally credit-enhancing their own loan originations), insurance companies, Wall Street broker-dealers, hedge funds, private investment firms, mortgage REITs, and others.

The liquidity crisis in the financial markets in 1998 caused many of the participants in this market to withdraw. With reduced demand stemming from reduced competition, and increased supply as a result of increased originations and sales of seasoned loan portfolios, prices of residential credit-enhancement interests declined and the acquisition of these interests became more attractive. Prices further declined in 1999 as financial turmoil continued and many financial institutions reorganized themselves to focus on other businesses.

Since 1998, the prices of assets and the margins available in the jumbo residential credit-enhancement business have generally continued to be attractive. In general, we believe that few new competitors have entered the market, so demand for credit-enhancement interests has remained subdued. At the same time, the supply of credit-enhancement opportunities has increased as jumbo real estate loan securitizations have increased. However, signs of increased competition surfaced in 2002. We believe that increased competition, as well as reduced supply, is likely in the next few years. Redwood may need to pay higher prices for new assets as a result.

Our Company

Over the past eight years, we have built a company that allows us to compete effectively in the business of investing in high-quality jumbo residential real estate loans in the United States. The key aspects of our business model are as follows:

Focus. We target the ownership and credit enhancement of jumbo residential real estate loans as our primary business. We specialize in funding jumbo real estate loans through securitization. Loan securitization is either undertaken by us as a method of funding our retained residential real estate loan portfolio or by others with credit enhancement provided by us via our investment in residential credit-enhancement securities. We believe we own or credit-enhance approximately 5% of all jumbo loans and nearly 10% of all securitized jumbo loans in the U.S. We believe securitization has, and will continue to prove to be, a more efficient form of financing jumbo real estate loans than funding through deposits on the balance sheets of depository institutions such as banks and thrifts. By focusing on funding our investments via securitization, we believe our long-term growth opportunities will continue to be attractive. We believe that opportunities will be particularly attractive if an increasing share of jumbo real estate loans continues to be securitized and if the jumbo residential real estate loan market as a whole continues to grow at the historical rate of between 4% and 12% per year.

Specialized expertise and scalable operations. We have developed all of the specialized expertise necessary to efficiently and economically invest in and credit enhance jumbo residential real estate loans. Our accumulated market knowledge, relationships with mortgage originators and others, sophisticated risk-adjusted capital policies, strict underwriting procedures, and successful experience with shifting financial market conditions allow us to acquire and securitize real estate loans and effectively manage the risks inherent with those businesses. We build and maintain relationships with large mortgage originators, banks that are likely to sell real estate loan portfolios, Wall Street firms that broker real estate loans and securities, and the buyers of our bonds. We continue to develop our staff, our analytics, our models, and other capabilities that help us structure securitization transactions and cash flows, evaluate credit quality of individual loans and pools of loans, underwrite loans effectively, and monitor trends in credit quality and expected losses in our existing portfolios. We establish relationships with our servicing companies to assist with monthly surveillance, loss mitigation efforts, delinquent loan work-out strategies, and REO liquidation. Aside from collaborating with our servicers on these issues, we insist that specific foreclosure timelines are followed and that representations and warranties made to us by sellers are enforced. For balance sheet management, we work to project cash flows and earnings, determine capital requirements, source borrowings efficiently, preserve liquidity, and monitor and manage risks.

Even as we continue to enhance our capabilities, we believe that our operations are scalable. We do not expect our operating costs to grow at the same rate as our net interest income should we expand our capital base and our portfolios. Thus, other factors being equal, growth in capital could be materially accretive to earnings and dividends per share.

Emphasis on long-term asset portfolio. Through our operations, we seek to structure and build a unique portfolio of valuable real estate loan assets. For our residential loan portfolios, we seek to structure long-term assets with expected average lives of five to ten years. The long-term nature of these assets reduces reinvestment risk and provides us with more stable, proprietary cash flows that help support our goal of maintaining steady dividends over time.

Competitive advantage of our corporate structure. As a REIT, we pay only limited income taxes, traditionally one of the largest costs of doing business. In addition, we are not subject to the extensive regulations applicable to banks, thrifts, insurance companies, and mortgage banking companies; nor are we subject to the rules governing regulated investment companies. The absence of regulations in our market sector is a competitive advantage. The regulations applicable to competitive financial companies can cause capital inefficiencies and higher operating costs for certain of our competitors. Our structure enables us to invest in loans of higher quality than our competitors typically do while earning an attractive return for stockholders.

Flexibility in real estate loan portfolio orientation. We are open to other areas of opportunity within real estate finance and related fields that may compliment and benefit our core business activity of investing in jumbo residential real estate loans. In addition to our jumbo residential loan operations, we currently invest in commercial real estate loans and in securities collateralized by diverse types of residential and commercial real estate loans. Depending on the relative attractiveness of the opportunities in these or new product lines, we may increase or decrease the asset size of and capital allocation to these portfolios over time.

We also generally look for investment opportunities that fit our value orientation, that take advantage of the structural advantages of our balance sheet, that do not put us in competition with Fannie Mae and Freddie Mac, and that allow us to develop an advantage over many of our competitors.

Our Strategy

Our objective is to produce attractive growth in earnings per share and dividends per share for shareholders primarily through investing in high-quality jumbo residential real estate loans and other real estate loans and securities.

The key aspects of our strategy are as follows:

Preserve portfolio quality. In our experience, the highest long-term risk-adjusted returns come from investing in the highest quality loans. For this reason, we have focused on acquiring “A quality” or “prime quality” jumbo residential real estate loans. Within the prime real estate loan category, there are degrees of quality: “A”, “Alt-A”, and “A minus.” As compared to the market as a whole, we believe our portfolio is generally concentrated in the top quality end of the “A” residential real estate loan category.

We generally review and acquire residential real estate loans from the large, high-quality, national origination companies, and we have the top quality servicing companies processing our loan payments and assisting with loss mitigation. While we may acquire or credit enhance loans that are less than “A” quality, we currently intend to do so only for seasoned loans of this type that may have less risk than newly-originated loans. We do own, and intend to acquire additional A minus, Alt-A, and sub-prime residential real estate loan securities that, for the most part, are rated investment-grade because they are credit enhanced in some form by others; with this credit-enhancement, our risk of credit-loss from these securities is mitigated.

Maintain geographic diversity. Our jumbo real estate loan portfolio is approximately as diverse with respect to geography as is the U.S. jumbo residential real estate loan market as a whole. We finance loans in all 50 states. With the exception of California, no one state generally represents more than 5% of our portfolio. Our exposure to California loans in our residential real estate loan and credit-enhancement portfolios is approximately 50%; about one-half of the jumbo residential real estate loans outstanding in the United States are in California.

Match-fund effectively. In the course of our business, we do not generally seek to put ourselves in a position where the anticipation of interest rates or loan prepayment rates is material to meeting our long-term goals. Accordingly, we generally match the interest rate, prepayment rate, and cash flow characteristics of our on-balance sheet assets to our liabilities. Adjustable rate assets are funded with floating rate debt. Fixed and hybrid assets are funded with matching debt that generally matches the interest rate and prepayment characteristics of the assets. The amount of unhedged or unmatched hybrid and fixed-rate assets we own generally does not materially exceed our equity base; it is not part of our strategy to fund fixed rate or hybrid assets with floating rate debt. We use interest rate agreements to help us achieve our desired asset/liability mix; we anticipate increasing our use of interest rate agreements in the future. Despite efforts to effectively match-fund our assets with our liabilities, our earnings are still sensitive to interest rate factors to a degree. We may elect to carry some short-term interest rate mis-matches in our residential whole loan portfolio and other parts of our balance sheet. Although these assets and liabilities are effectively match-funded, some variation in earnings may still result from changes in short-term interest rates.

Manage capital levels. We manage our capital levels, and thus our access to borrowings and liquidity, through sophisticated risk-adjusted capital policies supervised by our senior executives. We believe these conservative and well-developed guidelines are an important tool that helps us achieve our goals and mitigate the risks of our business. Through these policies, we assign a capital adequacy guideline amount, expressed as an equity-to-assets ratio, to each of our assets. Our current plan is to use long-term securitized non-recourse debt to fund our assets and restrict our use of short-term recourse debt to the temporary funding of assets under accumulation for securitization. To the extent that we do have assets funded with short-term recourse debt that is subject to margin calls, our guideline equity-to-assets ratio will fluctuate over time, based on changes in the short-term funded asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk and the over-collateralization requirements for that asset set by our collateralized short-term lenders. We typically fund the interests our residential credit-enhancement securities and our retained interests from our securitizations with 100% equity. The size of our retained interest in our securitizations relative to the amount of assets underlying that securitization generally depends on the determination of the credit rating agencies with respect to the amount of credit-enhancement necessary to create investment-grade bonds to be issued from the securitization. It generally ranges from 0.5% to 2.0% of high-quality residential real estate loans, from 1% to 7% of re-securitized real estate loan securities, and from 5% to 30% of commercial real estate loans. The sum of the capital adequacy amounts for all of our assets is our aggregate capital adequacy guideline amount. In most circumstances in which our actual capital levels decreased below our capital adequacy guideline amount, we would expect to cease the acquisition of new assets until capital guideline levels were restored through loan prepayments, asset sales, securitization transactions, capital raising, or other means.

Pursue growth. We are pursuing a growth strategy, seeking to increase the amount of equity capital we have employed in our business of investing in real estate loans. As we increase our size, we believe we will be able to strengthen our relationships with our customers from whom we buy assets, thus potentially giving us certain pricing, cost, and other competitive advantages. As we increase the size of our capital base, we believe that we may benefit from improved operating expense ratios, lower borrowing expenses, improved capital efficiencies, and related factors that may improve earnings and dividends per share. In order to continue to grow, we have been expanding our capabilities and financing arrangements to allow us to increase our investment in commercial real estate loans and diverse residential and commercial real estate loan securities. Our new product areas provide us with diversification of both risk and opportunity.

OUR PRODUCT LINES

We have four basic product lines: residential real estate loans, residential real estate loan credit-enhancement securities, commercial real estate loans, and securities portfolio (consisting of diverse residential and commercial real estate securities, primarily investment-grade). Each of our product lines is a component of our single business segment of investing in real estate loans. Our current intention is to focus on investing in and managing these four existing product lines. We operate our four current product lines as a single business segment, with common staff and management, joint financing arrangements, and flexible capital allocations between product lines.

Residential Real Estate Loans

We acquire high-quality jumbo residential real estate loans and hold them as a long-term investment. We generally fund these acquisitions with our equity and through the issuance of non-recourse, long-term securitized debt that closely matches the interest rate, prepayment, and maturity characteristics of the loans. We show on our balance sheet both the underlying residential real estate loans that we have securitized and the non-recourse long-term debt that we issue to fund the loans.

The net interest income we earn from these assets equals the interest income we earn on our loans, less amortization expenses incurred as we write-off the premium we pay in excess of the principal amount of the loan, less credit provision expenses incurred to build a credit reserve for expected credit losses, and less interest expenses and hedging expenses on borrowed funds.

The process of adding to our residential real estate loan portfolio commences when we underwrite and acquire residential real estate loans from sellers. We generally seek to quickly build a portfolio large enough, at least $200 million, to support an efficient issuance of long-term debt via securitization. We source our loan acquisitions primarily from large, well-established mortgage originators and the larger banks and thrifts.

We are always seeking bulk purchases of residential whole loan portfolios that meet our acquisition criteria and that are priced attractively relative to our long-term debt issuance levels. In addition, we acquire new loans on a continuous or “flow” basis from originators that have loan programs that meet our desired quality and loan type standards.

We initially fund our residential loan acquisitions with short-term debt. When we are ready to issue long-term debt, we contribute these loans to one of our wholly owned, special purpose financing subsidiaries (Sequoia Mortgage Funding Corporation or Sequoia Residential Funding, Inc., or “Sequoia”). Sequoia, through a trust, then issues mostly investment grade rated long-term debt that generally matches the interest rate, prepayment, and maturity characteristics of the loans and remits the proceeds of this offering back to us. Our net investment equals our basis in the loans less the proceeds that we received from the sale of long-term debt. The amount of equity that we invest in these trusts to support our long-term debt issuance is determined by the credit rating agencies, based on their review of the loans and the structure of the transaction.

We plan to accumulate more high-quality jumbo residential loans when loans are available on attractive terms relative to our anticipated costs of issuing long-term debt. We currently focus on only adjustable-rate mortgage loans, but may also invest in hybrid or fixed-rate loans (which would be funded with debt that matches the fixed rate characteristics of these loans).

Residential Loan Credit Enhanced Securities

In addition to investing in residential real estate loans, we also credit enhance pools of high-quality jumbo residential loans that have been securitized by others. We do this by acquiring subordinated securities (credit-enhancement securities) in third-party securitizations. The subordinated interests in a securitization transaction bear the bulk of the potential credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment grade ratings for efficient sale into the world’s capital markets. In effect, we commit our capital to form a “guarantee” or “insurance” of these securitized pool of residential real estate loans.

Generally, we credit enhance real estate loans from the top twenty high-quality national mortgage origination firms and certain other smaller firms that specialize in high-quality jumbo residential real estate loan originations. We also work with large banks that are sellers of seasoned portfolios of high-quality jumbo real estate loans. We either work directly with these customers or we work in conjunction with an investment bank on these transactions. We credit enhance fixed rate, hybrid, and adjustable-rate mortgage loans.

The principal value of the credit-enhancement securities in any rated senior/subordinated securitization is determined by the credit rating agencies: Moody’s Investors Service, Standard & Poor’s Rating Services, and Fitch Ratings. These credit agencies examine each pool of residential real estate loans in detail. Based on their review of individual loan characteristics, they determine the credit-enhancement levels necessary to award investment grade ratings to the bulk of the securities formed from these loans.

Our actual investment, and our risk, is less than the principal value of our credit-enhancement securities since we acquire these interests at a discount to principal value. A portion of this discount we designate as our credit reserve for future losses; the remainder we amortize into income over time.

Our first defense against credit loss is the quality of the residential real estate loans we acquire or otherwise credit enhance. Our loans are generally in the high-quality range for loan factors such as loan-to-value ratios, debt-to-income ratios, credit quality of the borrower, and completeness of documentation. Our loans are secured by the borrowers’ homes. Compared to most corporate and consumer loans, the residential real estate loans that we credit enhance have a much lower loss frequency and a much lower loss severity (the severity is the percentage of the loan principal and accrued interest that we lose upon default).

Our exposure to credit risks of the residential real estate loans that we credit enhance is further limited in a number of respects as follows:

Risk tranching. A typical residential real estate loan securitization has three credit-enhancement interests — a “first loss” security, a “second loss” security, and a “third loss” security. Our first loss security investments are directly exposed to the risk of principal loss on any loan in the underlying loan pool that may default. Our second loss securities are exposed to credit loss if cumulative pool losses exceed the principal value of the first loss security. Our third loss securities are exposed to loss if cumulative pool losses exceed the principal value of both the first and second loss security. Thus, not all our investments in credit-enhancement securities are immediately exposed to loss, and to the extent a third-party owns a first loss security or another security that is junior to the security we own, we benefit from the credit-enhancement they provide.

Limited maximum loss. Our potential credit exposure to the residential real estate loans that we credit enhance is limited to our initial investment in the credit-enhancement securities that we acquire.

Credit reserve established at acquisition. We acquire credit-enhancement interests at a discount to their principal value. We set aside a portion of this discount as a credit reserve to provide for future credit losses. For many economic environments, we believe that this reserve should be large enough to absorb future losses. We establish our credit reserves at acquisition and adjust them as appropriate over time. If future credit results are favorable, we may not need all of the amounts designated as reserves. In such event, we may then redesignate some of these reserves as discount to be amortized into income over time.

Acquisition discount. For many of our credit-enhancement interests, the discount that we receive upon our acquisition exceeds our designated credit reserve. This additional discount may mitigate the income statement effect if the loan pool performs poorly from a credit perspective.

Mortgage insurance. A small portion of our credit-enhanced portfolio consists of residential real estate loans with initial loan-to-value, or LTV, ratios in excess of 80%. For the vast majority of these higher LTV ratio loans, we benefit from primary mortgage insurance provided on our behalf by the mortgage insurance companies or from pledged asset accounts. Thus, for what would otherwise be our most risky mortgage loans, we have passed much of the risk on to third parties and our effective loan-to-value ratios on these loans are lower than 80%.

Representations and warranties. As the credit enhancer of a residential real estate loan securitization, we benefit from representations and warranties received from the sellers of the loans. In limited circumstances, the sellers are obligated to repurchase delinquent loans from our credit-enhanced pools, thus reducing our potential exposure.

We believe that the outlook for investing in new jumbo residential real estate credit-enhancement securities is reasonably favorable. A reasonable supply of investment opportunities is expected to continue even if securitization volume drops as a result of higher interest rates leading to lower new loan originations and as a result of increased demand for whole loans from banks. We expect pricing for these assets may increase somewhat, but we expect pricing to remain at levels where we can continue to generate an attractive return from these investments. In general, we expect house prices to increase over time (thus reducing our risk on our loans) because the restrictions on new construction and the lack of raw land in most jumbo loan neighborhoods limit supply relative to demand.

Commercial Real Estate Loans

Our primary investment focus is on high-quality residential real estate loans. We also invest in commercial real estate loans. Starting in 1998, we originated commercial real estate loans for our portfolio. Currently, our goal is to increase the size of our commercial real estate loan portfolio through acquisition rather than origination. We finance our commercial real estate loan portfolio with equity and through selling senior loan participations. We intend to acquire commercial real estate loans, loan participations, mezzanine loans, commercial real estate loan securities, and commercial credit-enhancement securities in the future.

To date, we have a low rate of delinquency and loss on our investments in commercial real estate loans. A slowing economy, and factors particular to each commercial loan, could cause credit losses in the future. If this occurs, we may need to provide for future losses and create a specific credit reserve on a loan-by-loan basis.

Securities Portfolio

Our securities portfolio contains all of the securities we own except the residential credit-enhancement securities described above and cash-equivalents.

Since we have an efficient, unregulated, and tax-advantaged corporate structure, and a capable and experienced real estate staff, we believe that we have some advantages — relative to other capital markets investors — in the business of investing in real estate loan securities and in structuring debt issuance to fund investments in these securities.

Most of our securities portfolio investments are rated investment-grade (AAA to BBB); as a result, we generally do not take primary credit risk with respect to the loans underlying these securities because we benefit from credit-enhancement provided by others. We own real estate securities backed by prime residential loans, sub-prime residential loans, manufactured housing loans, and commercial real estate loans. We also own CDO debt and equity (collateralized debt obligations) that are re-securitizations of diverse real estate securities and we own corporate bonds issued by REITs that own commercial real estate properties.

As of the end of 2002, we fund our securities portfolio with equity and with long-term debt issued via our Acacia CDO re-securitization transactions. We currently intend to use short-term recourse debt financing for our securities portfolio only on a temporary basis while we are accumulating securities prior to a CDO issuance.

We invest in diverse real estate loan securities for several reasons:

•	Acquiring these various types of real estate securities allows us to obtain efficient non-recourse financing for our residential credit enhancement securities. Accumulation of a diverse pool of securities, of which our residential credit enhancement securities are a part, allows us to issue non-recourse long-term debt in the form of a collateralized debt obligation (CDO) re-securitization transaction.

•	Given our balance sheet characteristics, tax status, and the capabilities of our staff, we believe our investment in real estate securities can earn an attractive return on equity.

•	Investing in a variety of types of real estate securities diversifies both our risks and our opportunities.

•	By developing a CDO debt issuance program (“Acacia”) involving the accumulation and re-securitization of primarily investment-grade real estate securities, we can efficiently invest in some of the investment-grade bonds of the securitizations that we credit enhance and we can efficiently retain some of the investment-grade bonds that we would otherwise issue in our securitization of our high-quality residential real estate loans (“Sequoia”). It is efficient from an operating cost perspective for us to increase the size of our investment in transactions where we are already devoting considerable resources to underwrite and assess loans and origination and servicing standards.

OUR OPERATIONS

Our portfolio management staff forms flexible interdisciplinary product management teams that work to develop our four product lines, develop new product lines, issue securitized long-term debt, and increase our profitability over time. Our finance staff participates on these teams, and manages our overall balance sheet, borrowings, cash position, accounting, finance, tax, equity issuance, and investor relations.

We build and maintain relationships with loan originators, banks that are likely to sell real estate loan portfolios, Wall Street firms that broker and securitize real estate loans, mortgage servicing companies that process payments for us and assist with loss mitigation, technology and information providers that can help us conduct our business more effectively, banks and Wall Street firms that provide us credit and assist with the issuance of our long-term debt, and commercial property owners and other participants in the commercial real estate loan market.

We evaluate, underwrite, and execute loan acquisitions. Some of the factors that we take into consideration are: yield characteristics; liquidity; anticipated credit losses; expected prepayment rates; the cost and type of funding available for the particular asset; the amount of capital necessary to carry the particular investment in a prudent manner and to meet our internal risk-adjusted capital guidelines; the cost of any hedging that might be employed; potential market value fluctuations; contribution to our overall asset/liability objectives; potential earnings volatility in adverse scenarios; and cash flow characteristics.

We monitor and actively manage our credit risks. We work closely with our residential and commercial mortgage servicers, especially with respect to all delinquent loans. While procedures for working out troubled credit situations for residential loans are relatively standardized, we still find that an intense focus on assisting and monitoring our servicers in this process yields good results. We work to enforce the representations and warranties of our sellers, forcing them to repurchase loans if there is a breach of the conditions established at purchase. If a pool of real estate loans starts to under-perform our expectations, or if a loan servicer is not fully cooperative with our monitoring efforts, we may seek to sell the related investment at the earliest opportunity.

Prior to acquisition of a credit-enhancement interest, we typically review loan origination processes, loan servicing standards, and individual loan data. In some cases, we underwrite individual loan files and influence which loans are included in a securitization. Prior to acquisition of whole loans for our residential loan portfolio, we conduct a legal document review of the loans, review individual loan characteristics, and underwrite loans that appear to have higher risk characteristics.

We actively monitor and adjust the asset/liability characteristics of our balance sheet. We follow our internal risk-adjusted capital guidelines, seeking to make sure that we are sufficiently capitalized and have the right kind of debt structure to allow us to hold our assets to maturity through periods of market fluctuation. We monitor our cash levels, the liquidity of our assets, the stability of our borrowings, and our projected cash flows and market values to make sure that we maintain a strong liquidity position. We generally seek to match the interest rate characteristics of our assets and liabilities within a range. If we cannot achieve our matching objectives on-balance sheet, we use interest rate hedge agreements to adjust our overall asset/liability mix. We monitor potential earnings fluctuations and cash flow changes from prepayments. We project credit losses and cash flows from our credit sensitive assets, and reassess our credit provisions and reserves, based on information from our loss mitigation efforts, borrower credit trends, and housing price trends. We regularly monitor the market values of our assets and liabilities by reviewing pricing from external and internal sources.

In order to accumulate loans and securities for a future securitization transaction, and for liquidity management purposes, we utilize short-term borrowings from a variety of counter-parties. We structure long-term debt issuance, and work with the credit rating agencies to get optimal ratings and efficient financing structures for the securitized debt we issue.

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

Throughout this Form 10-K and other documents we release or statements we make, the words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will,” and similar words identify “forward-looking” statements.

Real estate loan delinquencies, defaults, and credit losses could reduce our earnings. Credit losses could reduce our cash flow and access to liquidity.

As a core part of our business, we assume the credit risk of real estate loans. We do this in each of our portfolios. We may add other product lines over time that may have different types of credit risk than are described herein. We are generally not limited in the types of credit risk or other types of risk that we can undertake.

We have increased our credit risk exposure over time through net acquisitions of credit-sensitive loans and securities.

Tax and GAAP accounting for credit losses differ. While we may establish a credit reserve for GAAP reporting purposes, we are not permitted for tax purposes to reduce our taxable REIT income to provide for a reserve for future credit losses. Thus, if credit losses occur in the future, taxable REIT income may be reduced relative to GAAP income. When taxable REIT income is reduced, our minimum dividend distribution requirements under the REIT tax rules are reduced. We could reduce our dividend rate in such a circumstance. Alternatively, credit losses in some assets may be capital losses for tax. Unless we had offsetting capital gains, our minimum dividend distribution requirement would not be reduced by these credit losses, but eventually our cash flow would be. This could reduce our free cash flow and liquidity.

If the current slowdown in the U.S. economy should persist, or worsen, our credit losses could be increased beyond levels that we have anticipated. If we incur increased credit losses, our earnings might be reduced, and our cash flows, asset market values, and access to borrowings might be adversely affected. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity, and solvency issues.

We assume direct credit risk in our residential real estate loan investments, and realized credit losses may reduce our earnings and future cash flow.

In our residential real estate loan portfolio, we assume the direct credit risk of residential loans. Realized credit losses will reduce our earnings and future cash flow. For GAAP reporting, we have a credit reserve for these loans and we may continue to add to this reserve in the future. There can be no assurance that our credit reserve will be sufficient to cover future losses. We may need to reduce earnings by increasing our credit-provisioning expenses in the future.

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices — leading to losses from fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, etc.; poor servicing practices; weak economic conditions; declines in the values of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems.

Despite our efforts to manage our credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that our quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The representations and warranties that we receive from sellers may not be enforceable. We may not receive funds that we believe are due to us from mortgage insurance companies. We rely on our servicers; they may not cooperate with our loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing our loans may decline. The frequency of default, and the loss severity on our loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, loans with balances over $1 million, and loans that are partially collateralized by non-real estate assets may have special risks. Our geographical diversification may be ineffective in reducing losses. If loans become “real estate owned,” or REO, we, or our agents, will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and the like may exacerbate our losses. In some states and circumstances, we have recourse against the borrower’s other assets and income; but, in most cases we may only be able to look to the value of the underlying property for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could be costly. The mortgage rate on the bulk of our loans is adjustable; when short-term interest rates rise, required monthly payments from homeowners will rise and this may increase delinquencies and defaults. We expect to continue to increase the size of our residential loan portfolio, and will likely increase our balance sheet leverage with respect to these loans, thus exposing us to a greater degree to the potential risks of owning these loans.

We have credit risks in our residential loan credit-enhancement securities related to the underlying loans.

Our total net investment in residential credit-enhancement securities includes a portion of securities that are in a first loss position with respect to the underlying loans. We generally expect that the entire amount of these first loss investments will be subject to credit loss, potentially even in healthy economic environments. Our ability to make an attractive return on these investments depends on how quickly these expected losses occur. If the losses occur more quickly than we anticipate, we may not recover our investment and/or our rates of return may suffer.

Second loss credit-enhancement securities, which are subject to credit loss when the entire first loss investment (whether owned by us or by others) has been eliminated by credit losses, make up another portion of our net investment in credit-enhancement securities. Third loss credit-enhancement securities, or other investments that themselves enjoy various forms of material credit enhancement, make up the remainder of our net investment in credit-enhancement interests. Given our normal expectations for credit losses, we would anticipate some future losses on many of our second loss interests but no losses on investments in the third loss or similar positions. If credit losses are greater than, or occur sooner than, expected, our expected future cash flows will be reduced and our earnings will be negatively affected. Credit losses and delinquencies could also affect the cash flow dynamics of these securitizations and thus extend the period over which we will receive a return of principal from these investments. In most cases, adverse changes in anticipated cash flows would reduce our economic and accounting returns and may also precipitate mark-to-market charges to earnings. From time to time, we may pledge these interests as collateral for borrowings; a deterioration of credit results in this portfolio may adversely affect the terms or availability of these borrowings and, thus, our liquidity.

We generally expect to increase our net acquisitions of residential credit-enhancement securities and to increase our net acquisitions of first loss and second loss investments relative to third loss investments. This may result in increased risk with respect to the credit results of the residential loans we credit enhance.

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

We adopted EITF 99-20 in the first quarter of 2001. Generally, under EITF 99-20, if prospective cash flows from certain investments deteriorate even slightly from prior expectations — due to changes in anticipated credit losses, prepayment rates, and otherwise — then the asset will be marked-to-market if the market value is lower than our basis. Any mark-to-market adjustments under EITF 99-20 reduce earnings in that period. Since we do not expect every asset we own to always perform equal to or better than our expectations, we expect to take negative EITF 99-20 adjustments to earnings from time to time. Any positive adjustments to anticipated future cash flows are generally reflected in a higher yield recognition for that asset for as long as anticipated future cash flows remain favorable.

Our business may be significantly harmed by a slowdown in the economy of California.

Approximately half of the mortgage loans that we own or credit enhance are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our residential loan portfolios. This could adversely affect our credit loss experience and other aspects of our business, including our ability to securitize mortgage loans.

We may have credit losses in our securities portfolio.

Most of our securities are backed by residential and commercial real estate loans. Most of these securities benefit from various forms of corporate guarantees, and/or from credit enhancement provided by third parties, usually through their ownership of subordinated credit-enhancement interests. Thus, the bulk of our securities investments have at least some degree of protection from initial credit losses that occur in the underlying loan pools. However, in the event of greater than expected future delinquencies, defaults, or credit losses, or a substantial deterioration in the financial strength of any corporate guarantors, our results would likely be adversely affected. We may experience credit losses in our securities portfolio. Deterioration of the credit results or guarantees of these assets may reduce the market value of these assets, thus limiting our borrowing capabilities and access to liquidity. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Results could be affected through credit rating downgrades, market value losses, reduced liquidity, adverse financing terms, reduced cash flow, experienced credit losses, or in other ways.

For the non-investment grade assets in our securities portfolio, our protection against credit loss is smaller and our credit risks and liquidity risks are increased. If we acquire equity securities, results may be volatile. We intend to continue to increase the percentage of our securities portfolio that is rated below AA and that is rated below investment grade, and we intend to continue to expand the range of types of securities that we acquire; these trends may increase the potential credit risks in our securities portfolio. A substantial portion of these lower rated securities are expected to be acquired in connection with our Acacia program. Many of the loans underlying the securities we have acquired for our securities portfolio are of lesser quality than the loans in our high-quality residential loan portfolios; these lower quality loans can be expected to have higher rates of delinquency and loss, and losses to our security interests could occur. Changes in laws regarding origination practices for lower-quality loans could reduce the value and credit-worthiness of some of our securities and could expose us to litigation. Some of our securities are backed by subprime residential, manufactured housing, second-lien, and diverse commercial real estate loans that have additional risks not typically found with residential real estate loans. Some of our securities are unsecured corporate obligations of REITs that invest in commercial real estate properties; these securities have commercial real estate risk but also may have additional risks associated with unsecured lending to corporations. We may invest in other types of securities that have risks that are not contemplated in this discussion.

We assume direct credit risk in our commercial real estate loan investments.

The loans in our commercial real estate loan portfolio (as well as the loans that collateralize the commercial real estate loan securities we acquire) may have higher degrees of credit and other risks than do our residential mortgage loans, including various environmental and legal risks. The net operating income and market values of commercial real estate properties may vary with economic cycles and as a result of other factors, so that debt service coverage is unstable. The value of the property may not protect the value of the loan if there is a default. Our commercial real estate loans are not geographically diverse, so we are at risk for regional factors. Many of our commercial loans are not fully amortizing, so the timely recovery of our principal is dependent on the borrower’s ability to refinance at maturity.

We often lend against commercial real estate that is in transition. Such lending entails higher risks than traditional commercial property lending against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality may not meet standard market criteria for stabilized commercial real estate loans. The underlying properties may not transition or stabilize as we expected. The personal guarantees and forms of cross-collateralization that we receive on some loans may not be effective. We generally do not service our loans; we rely on our servicers to a great extent to manage our commercial assets and work-out loans and properties if there are delinquencies or defaults. This may not work to our advantage. As part of the work-out process of a troubled commercial real estate loan, we may assume ownership of the property, and the ultimate value of this asset would depend on our management of, and eventual sale of, the property which secured the loan. Our loans are illiquid; if we choose to sell them, we may not be able to do so in a timely manner or for a satisfactory price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates. We have sold senior loan participations on some of our loans, so that the asset we retain is junior and has concentrated credit, servicing, and other risks. We have directly originated some of our commercial loans, and participated in the origination of others. This may expose us to certain credit, legal, and other risks that may be greater than is usually present with acquired loans. We have sold commercial mortgage loans. The representations and warranties we made on these sales are limited, but could cause losses and claims in some circumstances. On a net basis, we intend to increase our investment in commercial real estate loans and in junior participations of these loans.

We intend to invest in diverse types of assets with credit risks that could also cause losses.

We intend to continue to invest in a variety of types of commercial real estate loan assets, such as mezzanine loans, second liens, credit-enhancement interests of commercial loan securitizations, junior participations, among others, that may entail other types of risks. In addition, we intend to continue to invest in other assets with material credit risk, including sub-prime residential real estate loans and securities, the equity and debt of collateralized debt obligations (CDOs), corporate debt and equity of REITs and non-real estate companies, trust preferreds from banks, real estate and non-real estate asset-backed securities, and other financial and real property assets.

Our results could also be adversely affected by counter-party credit risk.

We have other credit risks that are generally related to the counter-parties with which we do business. In the event a counter-party to our short-term borrowings becomes insolvent, we may fail to recover the full value of our collateral, thus reducing our earnings and liquidity. In the event a counter-party to our interest rate agreements becomes insolvent or interprets our agreements with them in an unfavorable manner, our ability to realize benefits from hedging may be diminished, and any cash or collateral that we pledged to these counter-parties may be unrecoverable. We may be forced to unwind these agreements at a loss. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase. We may not receive funds to which we are entitled. In various other aspects of our business, we depend on the performance of third parties that we do not control. We attempt to diversify our counter-party exposure and to limit our counter-party exposure to strong companies with investment-grade credit ratings, but we are not always able to do so. Our counter-party risk management strategy may prove ineffective.

Fluctuations in our results may be exacerbated by the leverage that we employ and by liquidity risk.

We employ substantial financial leverage on our balance sheet relative to many financial and non-financial companies, although we believe we employ less leverage on a recourse basis than most banks, thrifts, and other financial institutions. The bulk of our financing is typically in the form of non-recourse debt issued through asset securitization. We believe this is generally an effective and lower-risk form of financing compared to many other forms of debt utilized by financial companies. We believe the amount of leverage that we employ is appropriate, given the risks in our balance sheet, the non-recourse nature of the long-term financing structures that we typically employ, the fact that our maximum credit losses are generally limited, and our management policies. However, in order to operate our business successfully, we require continued access to debt on favorable terms with respect to financing costs, capital efficiency, covenants, and other factors. We may not be able to obtain debt on such terms.

Due to our leverage, relatively small changes in asset quality, asset yield, cost of borrowed funds, and other factors could have relatively large effects on us and our stockholders, including fluctuations in earnings and liquidity. Our use of leverage may not enhance our returns and could erode our financial soundness. In general, we currently intend to increase our use of leverage in the future through asset accumulation funded by securitized non-recourse debt issuance.

Although we do not have a corporate debt rating, the nationally-recognized credit rating agencies have a strong influence on the amount of capital that we hold relative to the amount of credit risk we take. The rating agencies determine the amount of net investment we must make to credit enhance the long-term debt, mostly rated AAA, that we issue to fund our residential loan portfolio. They also determine the amount of principal value required for the credit-enhancement interests we acquire. The rating agencies, however, do not have influence over how we fund our net credit investments nor do they determine or influence many of our other capital and leverage policies. With respect to our short-term debt, our lenders, typically large commercial banks and Wall Street firms, limit the amount of funds that they will advance versus our collateral. We typically use far less leverage than would be permitted by our lenders. However, lenders can reduce the amount of leverage that they will permit us to undertake, or the value of our collateral may decline, thus reducing our liquidity.

Unlike banks, thrifts, and the government-sponsored real estate loan investment companies Fannie Mae and Freddie Mac, we are not regulated by national regulatory bodies. Thus, the amount of financial leverage that we employ is largely controlled by management, and by the risk-adjusted capital policies approved by our Board of Directors.

In the period in which we are accumulating loans, securities, or other assets in order to build a portfolio of efficient size to issue securitized long-term debt, variations in the market for these assets or for long-term debt issuance could affect our results. Ultimately we may not be able to issue long term debt, the cost of such debt could be greater than we anticipated, the net investment in our financing trust required by the rating agencies could be greater than anticipated, certain of our assets could not be accepted into the financing trust, the market value of our assets to be sold into the financing trust may have changed, our hedging activities or agreements with counter-parties may have been ineffective, or other negative effects could occur.

We may borrow on a short-term basis to fund a portion of our securities portfolio, residential loans, or other assets prior to the issuance of long-term debt, to use a certain amount of leverage with respect to our net investments in credit-enhancement interests, to fund a portion of our commercial loan portfolio, to fund working capital and general corporate needs, and for other reasons. We borrow short-term by pledging our assets as collateral. We can usually borrow via uncommitted borrowing facilities for the substantial majority of our short-term debt because the assets pledged as collateral are generally liquid, have active trading markets, and have readily discernable market prices. The term of these borrowings can range from one day to one year. To fund less liquid or more specialized assets, we typically utilize committed credit lines from commercial banks and finance companies with a one year term. Whether committed or not, we need to roll over short-term debt on a frequent basis; our ability to borrow is dependent on our ability to deliver sufficient market value of collateral to meet lender requirements. Our payment of commitment fees and other expenses to secure committed borrowing lines may not protect us from liquidity issues or losses. Variations in lenders’ ability to access funds, lender confidence in us, lender collateral requirements, available borrowing rates, the acceptability and market values of our collateral, and other factors could force us to utilize our liquidity reserves or to sell assets, and, thus, affect our liquidity, financial soundness, and earnings. In recent years, we believe that the marketplace for our type of secured short-term borrowing has been more stable than the commercial paper market (corporate unsecured short-term borrowing typically utilized by larger corporations), but there is no assurance that such stability will continue. Our current intention is to maintain relatively low levels of short-term debt over time, with the exception of short-term debt used to fund assets under accumulation for a securitization. Our plans may change, however. In the future, we may also borrow on an unsecured basis through bank loans, issuance of unsecured corporate debt, and other means.

Various of our borrowing arrangements subject us to debt covenants. While these covenants have not meaningfully restricted our operations to date, they could be restrictive or harmful to us and our stockholder interests in the future. Should we violate debt covenants, we may incur expenses, losses, or reduced ability to access debt.

Preferred stock makes up a portion of our equity capital base. Our Class B Preferred Stock has a dividend rate of at least $0.755 per share per quarter, and has certain rights to dividend distributions and preferences in liquidation that are senior to common stockholders. Having preferred stock in our capital structure is a form of leverage, and such leverage may or may not work to the advantage of common stockholders.

Changes in the market values of our assets and liabilities can adversely affect our earnings, stockholders’ equity, and liquidity.

The market values of our assets, liabilities, and hedges are affected by interest rates, the shape of yield curves, volatility, credit quality trends, mortgage prepayment rates, supply and demand, capital markets trends and liquidity, general economic trends, expectations about the future, and other factors. For the assets that we mark-to-market through our income statement or balance sheet, such market value fluctuations will affect our earnings and book value. To the extent that our basis in our assets is thus changed, future reported income may be affected as well. If we sell an asset that has not been marked-to-market through our income statement at a reduced market price relative to our basis, our earnings will be reduced. Market value reductions of the assets that we pledge for short-term borrowings may reduce our access to liquidity.

Generally, reduced asset market values for the assets that we own may have negative effects, but might improve our opportunities to acquire new assets at attractive pricing levels. Conversely, increases in the market values of our existing assets may have positive effects, but may mean that acquiring new assets at attractive prices becomes more difficult.

Changes in loan prepayment rates may affect our earnings, liquidity, and the market values of our assets.

Residential and commercial real estate loan prepayment rates are affected by interest rates, borrower behavior and confidence, seasoning of loans, the value of and amount of equity in the underlying properties, prepayment terms of the mortgages, the ease and cost of refinancing, the property turnover rate, media awareness of refinancing opportunities, and many other factors.

Changes in prepayment rates (including prepayments from liquidated defaulted loans) may have multiple effects on our operations. Faster loan prepayment rates may lead to increased premium amortization expenses for premium and interest-only assets, increased working capital requirements, reduced market values for certain types of assets, adverse reductions in the average life of certain assets, adverse changes in hedge ratios, and an increase in the need to reinvest cash to maintain operations. Premium assets may experience faster rates of prepayments than discount assets. Slower prepayment rates may lead to reduced discount amortization income for discount assets, reduced market values for discount and other types of assets, extension of the average life of certain investments at a time when this would be contrary to our interests, adverse changes in hedge ratios, a reduction in cash flow available to support operations and make new investments, and a reduction in new investment opportunities, since the volume of new origination and securitizations would likely decline. Slower prepayment rates may lead to increased credit losses.

The amount of premium and discount we have on our books, and thus our net amortization expenses, can change over time as we mark-to-market assets or as our asset composition changes through principal repayments and net asset purchases.

Interest rate fluctuations can have various effects on our company, and could lead to reduced earnings and/or increased earnings volatility.

Our balance sheet and asset/liability operations are complex and diverse with respect to interest rate movements, so we cannot fully describe all the possible effects of changing interest rates. We do not seek to eliminate all interest rate risk. Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the market value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also affect our credit results.

Generally, rising interest rates could lead to reduced asset market values and slower prepayment rates. Initially, our net interest income may be reduced if short-term interest rates increase, as our cost of funds would likely respond to this increase more quickly than would our asset yields. Within three to twelve months of a rate change, however, asset yields for our adjustable rate mortgages may increase commensurately with the rate increase. Higher short-term interest rates may reduce earnings in the short-term, but could lead to higher long-term earnings, as we earn more on the equity-funded portion of our balance sheet. If we own fixed-rate assets that are funded with floating rate debt, our net interest income from this portion of our balance sheet would be unlikely to recover until interest rates dropped again or the assets matured. Some of our adjustable-rate mortgages have periodic caps that limit the extent to which the coupon we earn can rise or fall, usually 2% annual caps, and life caps that set a maximum coupon. If short-term interest rates rise rapidly or rise so that our mortgage coupons reach their periodic or life caps, the ability of our asset yields to rise along with market rates would be limited, but there may be no such limits on the increase in our liability costs.

Falling interest rates can also lead to reduced asset market values in some circumstances, particularly for prepayment-sensitive, premium, and other assets and for many types of interest rate agreement hedges. Decreases in short-term interest rates can be positive for earnings in the near-term, as our cost of funds may decline more quickly than our asset yields would. For longer time horizons, falling short-term interest rates can reduce our earnings, as we may earn lower yields from the assets that are equity-funded on our balance sheet.

Changes in the interrelationships between various interest rates can reduce our net interest income even in the absence of a clearly defined interest rate trend. For instance, if the short-term interest rate indices that drive our asset yields were to decline relative to the short-term interest rate indices that determine our cost of funds, our net interest income would be reduced. As another example, if short-term interest rates rise relative to long-term interest rates (a flatter or inverted yield curve) then prepayments on our adjustable-rate residential loans would likely increase and this may reduce earnings.

Hedging activities may reduce long-term earnings and may fail to reduce earnings volatility or to protect our capital in difficult economic environments; failure to hedge may also have adverse effects on our results.

We attempt to hedge certain risks through managing certain characteristics of our assets and liabilities, and as we deem appropriate, by entering into various interest rate agreements. The amount and level of interest rate agreements that we have may vary significantly over time. We generally attempt to enter into interest rate hedges that provide an appropriate and efficient method for hedging the desired risk. We may elect accounting treatment under FAS 133 for a portion of our hedges. However, there can be no assurance that electing FAS 133 accounting for certain hedges will improve the quality of our reported earnings or that we will continue to meet the requirements of FAS 133 when elected. Our quarterly earnings may reflect volatility in earnings that are exaggerated by the resulting accounting for certain hedges.

Hedging against interest rate movements using interest rate agreements (including interest rate swap instruments and interest rate futures) and other instruments usually has the effect over long periods of time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of a rapid or prolonged increase in short-term interest rates, to lower short-term earnings volatility, to stabilize liability costs, or to stabilize the future cost of anticipated liability issuance. Such hedging may not be in the long-term interest of stockholders, and may not achieve its desired goals. For instance, hedging costs may rise as interest rates increase, without an offsetting increase in hedging income. In a rapidly rising interest rate environment, the market values or cash flows of hedges may not increase as predicted. Using interest rate agreements to hedge may increase short-term earnings volatility, particularly when we elect mark-to-market accounting for our hedges. Reductions in market values of interest rate agreements may not be offset by increases in market values of the assets or liabilities being hedged. Conversely, increases in market values of interest rate agreements may not fully offset declines in market values of assets or liabilities being hedged. Changes in market values of interest rate agreements may require us to pledge significant amounts of collateral or cash. Hedging exposes us to counter-party risks.

We also may hedge by taking short or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. Such hedges may have special basis, liquidity, and other risks.

Maintaining REIT status may reduce our flexibility.

To maintain REIT status, we must follow rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. If we make frequent asset sales to persons deemed customers, we could be viewed as a “dealer,” and thus subject to entity level taxes. Certain types of hedging may produce non-qualifying income under the REIT rules. Our ability to own non-real estate related assets and earn non-real estate related income is limited. Meeting minimum REIT dividend distribution requirements may reduce our liquidity. Because we will generally distribute at least 90% of our taxable REIT income as dividends, we may need to raise new equity capital if we wish to grow operations at a rapid pace. Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source. Failure to meet REIT requirements may subject us to taxation, penalties, and/or loss of REIT status. REIT laws and taxation could change in a manner adverse to our operations. To pursue our business plan as a REIT, we generally need to avoid becoming a Registered Investment Company, or RIC. To avoid RIC restrictions, we generally need to maintain at least 55% of our assets in whole loan form or in other related forms of assets that qualify for this test. Meeting this test may restrict our flexibility. Failure to meet this test would limit our ability to leverage and would impose other restrictions on our operations. Our ability to operate taxable subsidiaries is limited under the REIT rules. Our REIT status affords us certain protections against take-over attempts. These take-over restrictions may not always work to the advantage of stockholders. Our stated goal is to not generate income that would be taxable as unrelated business taxable income, or UBTI, to our tax-exempt shareholders. Achieving this goal may limit our flexibility in pursuing certain transactions. Despite our efforts to do so, we may not be able to avoid distributing UBTI to our stockholders.

We may seek to retain a portion of our earnings from time to time so we can increase our investments in real estate loans; we may be subject to income and excise taxes under the REIT tax rules if we do so. New tax proposals regarding dividends, if enacted, may reduce some of a REIT’s competitive edge relative to non-REIT corporations.

Our cash balances and cash flows may become limited relative to our cash needs.

We need cash to meet our working capital, preferred stock dividends, minimum REIT dividend distribution requirements, and other needs. Cash could be required to paydown our borrowings in the event that the market values of our assets that collateralize our debt decline, the terms of short-term debt become less attractive, or for other reasons. Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows). For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. Operating cash flow generation could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flow if our income as calculated for tax purposes significantly exceeds our cash flow from operations. Generally, our cash flow has materially exceeded our cash requirements; this situation could be reversed, however, with corresponding adverse consequences to us. We generally maintain what we believe are ample cash balances and access to borrowings to meet projected cash needs. In the event, however, that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, our REIT status or our solvency could be threatened.

Increased competition could reduce our acquisition opportunities or affect our operations in a negative manner.

We believe that our principal competitors in our business of investing in real estate loans are depositories such as banks and thrifts, mortgage and bond insurance companies, other mortgage REITs, hedge funds and private investment partnerships, life insurance companies, government entities such as Fannie Mae, Freddie Mac, Ginnie Mae, and the Federal Home Loan Banks, mutual funds, pension funds, mortgage originators, overseas entities, and other financial institutions. We anticipate that we will be able to compete effectively due to our relatively low level of operating costs, relative freedom to securitize our assets, our ability to utilize leverage, freedom from certain forms of regulation, focus on our core business, and the tax advantages of our REIT status. Nevertheless, many of our competitors have greater operating and financial resources than we do. Competition from these entities, or new entrants, could raise prices on mortgages and other assets, reduce our acquisition opportunities, or otherwise materially affect our operations in a negative manner. We expect competition to increase.

New assets may not be available at attractive prices, thus limiting our growth and/or earnings.

In order to reinvest proceeds from real estate loan principal repayments, or to deploy new equity capital that we may raise in the future, we need to acquire new assets. If pricing of new assets is unattractive, or if the availability of new assets is much reduced, we may not be able to acquire new assets that will generate attractive returns. Our new assets may generate lower returns than the assets that we have on our balance sheet. Generally, unattractive pricing and availability of new assets is a function of reduced supply and/or increased demand. Supply can be reduced if originations of a particular product are reduced, or if there are few sales in the secondary market of seasoned product from existing portfolios. The supply of new securitized assets appropriate for our balance sheet could be reduced if the economics of securitization become unattractive or if a form of securitization that is not favorable for our balance sheet predominates. Also, assets with a favorable risk/reward ratio may not be available if the risks of owning such assets increase substantially relative to market pricing levels. Increased competition could raise prices to unattractive levels.

Accounting conventions and estimates can change, affecting our reported results and operations.

Accounting rules for the various aspects of our business change from time to time. Changes in accounting rules can affect our reported income, earnings, and stockholders’ equity. Our revenue recognition and other aspects of our reported results are based on estimates of future events. These estimates can change in a manner that adversely affects our results or demonstrate, in retrospect, that revenue recognition in prior periods was too low or too high.

Our policies, procedures, practices, product lines, risks, hedging programs, and internal risk-adjusted capital guidelines are subject to change.

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

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain Federal income tax considerations relevant to Redwood Trust and its stockholders. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular stockholder in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the limited extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their Common Stock as a “capital asset” (generally, property held for investment) under the Code. Stockholders are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding, and disposing of the Common Stock, including the application and effect of Federal, state, local, and foreign income and other tax laws.

In reading this Form 10K and the tax disclosure set forth below, it should be noted that although Redwood Trust is combined with all of its subsidiaries for financial accounting purposes, for federal income tax purposes, only Redwood Trust and Sequoia Mortgage Funding Corporation (and their assets and income) constitute the REIT, and Redwood Trust’s remaining subsidiaries constitute a separate consolidated group subject to regular corporate income taxes

General

Redwood Trust elected to be taxed as a REIT, for Federal income tax purposes, commencing with its tax year ended December 31, 1994. Management currently expects that Redwood Trust will continue to operate in a manner that will permit Redwood Trust to maintain its qualifications as a REIT. This treatment will permit Redwood Trust to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the “double taxation” that generally results when a corporation earns income and distributes that income to its stockholders.

There can be no assurance that Redwood Trust will continue to qualify as a REIT in any particular tax year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the circumstances of Redwood Trust. If Redwood Trust failed to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of a regular corporation. In such event, Redwood Trust could be subject to potentially substantial income tax liability in respect of each tax year that it fails to qualify as a REIT and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced.

The following is a brief summary of certain technical requirements that Redwood Trust must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

Stock Ownership Tests

     The capital stock of Redwood Trust must be held by at least 100 persons for at least 335 days of a twelve-month year, or a proportionate part of a short tax year. In addition, no more than 50% of the value of Redwood Trust’s capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the tax year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. Redwood Trust must satisfy these stock ownership requirements each tax year. Redwood Trust must solicit information from certain of its stockholders to verify ownership levels and its Articles of Incorporation impose certain repurchase obligations and restrictions regarding the transfer of Redwood Trust’s shares in order to aid in meeting the stock ownership requirements. If Redwood Trust were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the “five or fewer” requirement, the “good faith” exemption is available.

Asset Tests

For tax years beginning before December 31, 2000, Redwood Trust must generally meet the following asset tests (REIT Asset Tests) at the close of each quarter of each tax year:

(a) at least 75% of the value of Redwood Trust’s total assets must consist of qualified real estate assets, government securities, cash, and cash items (75% Asset Test); and

(b) the value of securities held by Redwood Trust but not taken into account for purposes of the 75% Asset Test must not exceed either (i) 5% of the value of Redwood Trust’s total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

For tax years beginning after December 31, 2000, Redwood Trust must generally meet the following REIT Asset Tests at the close of each quarter of each tax year:

(a) the 75% Asset Test;

(b) the value of Redwood Trust’s assets consisting of securities (other than those includible under the 75% Asset Test) must not exceed 25% of the total value of Redwood Trust’s assets;

(c) the value of Redwood Trust’s assets is consisting of securities of one or more taxable REIT subsidiaries must not exceed 20% of the value of Redwood Trust’s total assets; and

(d) the value of securities held by Redwood Trust, other than those of a taxable REIT subsidiary or taken into account for purposes of the 75% Asset Test, must not exceed either (i) 5% of the value of Redwood Trust’s total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding vote or value of any such issuer’s securities.

In applying the above tests, a REIT is generally required to re-value all of its assets at the end of any quarter in which it acquires a substantial amount of new securities or other property other than qualified real estate assets. Redwood Trust intends to monitor closely the purchase, holding, and disposition of its assets in order to comply with the REIT Asset Tests. Redwood Trust expects that substantially all of its assets will be qualified real estate assets and intends to limit or hold through taxable REIT subsidiaries any assets not qualifying as qualified real estate assets so as to comply with the above REIT Asset Tests. If it is anticipated that the above limits would be exceeded, Redwood Trust intends to take appropriate measures to avoid exceeding such limits, including the disposition of non-qualifying assets within the permitted time periods for cure.

Gross Income Tests

Redwood Trust must generally meet the following gross income tests (REIT Gross Income Tests) for each tax year:

(a) at least 75% of Redwood Trust’s gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of qualified real estate assets, foreclosure property or “qualified temporary investment income” (i.e., income derived from “new capital” within one year of the receipt of such capital) (75% Gross Income Test); and,

(b) at least 95% of Redwood Trust’s gross income for each tax year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire qualified real estate assets) not held for sale in the ordinary course of business (95% Gross Income Test).

Redwood Trust intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of mortgage assets, to comply with the REIT Gross Income Tests. In accordance with the Code, Redwood Trust will treat income generated by its interest rate caps and other hedging instruments as qualifying income for purposes of the 95% Gross Income Tests to the extent the interest rate cap or other hedging instrument was acquired to reduce the interest rate risks with respect to any indebtedness incurred or to be incurred by Redwood Trust to acquire or carry real estate assets. In addition, Redwood Trust will treat income generated by other hedging instruments as qualifying or non-qualifying income for purposes of the 95% Gross Income Test depending on whether the income constitutes gains from the sale of securities as defined by the Investment Company Act of 1940. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in the qualifying income of Redwood Trust which results in the non-qualifying income exceeding 5% of gross income, Redwood Trust may be unable to comply with certain of the REIT Gross Income Tests. Inadvertent failures to comply with the REIT Gross Income Tests will not result in disqualification of the REIT if certain disclosure and reasonable cause criteria are met and a 100% tax on the amount equal to the qualified income shortfall is paid. See “ — Taxation of Redwood Trust” below for a discussion of the tax consequences of failure to comply with the REIT provisions of the Code.

Distribution Requirement

For tax years before 2001, Redwood Trust was generally required to distribute to its stockholders an amount equal to at least 95% of Redwood Trust’s REIT taxable income determined before deduction of dividends paid and by excluding net capital gains. Beginning with the 2001 tax year, this REIT distribution requirement was reduced to 90%. Such distributions must be made in the tax year to which they relate or, if declared before the timely filing of Redwood Trust’s tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following tax year.

The IRS has ruled generally that if a REIT’s dividend reinvestment plan allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the distribution requirement. Redwood Trust maintains a Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and intends that the terms of its DRP will comply with the IRS public ruling guidelines for such plans.

If Redwood Trust fails to meet the distribution test as a result of an adjustment to Redwood Trust’s taxable income by the Internal Revenue Service, Redwood Trust may be able to avoid disqualification as a REIT by paying a “deficiency” dividend within a specified time period and in accordance with other requirements set forth in the Code. Redwood Trust would be liable for interest based on the amount of the deficiency dividend. A deficiency dividend is not permitted if the deficiency is due to fraud with intent to evade tax or to a willful failure to file timely tax return.

Qualified REIT Subsidiaries

A Qualified REIT Subsidiary is any corporation in which a REIT owns 100% of the stock issued by such corporation and for which no election has been made to classify it as a taxable REIT subsidiary. Sequoia Mortgage Funding Corporation, a wholly-owned subsidiary of Redwood Trust, is treated as a Qualified REIT Subsidiary. As such its assets, liabilities, and income are generally treated as assets, liabilities, and income of Redwood Trust for purposes of each of the above REIT qualification tests.

Taxable REIT Subsidiaries

A Taxable REIT Subsidiary is any corporation in which a REIT owns stock (directly or indirectly) and for which the REIT and such corporation make an election to classify the corporation as a Taxable REIT Subsidiary. Effective January 1, 2001, RWT Holdings, Inc. (Holdings) and Redwood Trust elected to treat Holdings, Sequoia Residential Funding, and Holdings’ other subsidiaries as Taxable REIT Subsidiaries of Redwood Trust. In 2002, Redwood Trust made a Taxable REIT Subsidiary election for Acacia CDO 1, Ltd., a newly formed corporation. As Taxable REIT Subsidiaries, they are not subject to the REIT asset, income, and distribution requirements nor are their assets, liabilities, or income treated as assets, liabilities, or income of Redwood Trust for purposes of each of the above REIT qualification tests.

Redwood Trust generally intends to make a Taxable REIT Subsidiary election with respect to any other corporation in which it acquires securities constituting more than 10% by vote or value of such corporation and that is not otherwise a Qualified REIT Subsidiary. However, the aggregate value of all of Redwood Trust’s Taxable REIT Subsidiaries must be limited to 20% of the total value of the REIT’s assets. In addition, Redwood Trust will be subject to a 100% penalty tax on any rent, interest, or other charges that it imposes on any Taxable REIT Subsidiary in excess of an arm’s length price for comparable services. Redwood Trust expects that any rents, interest, or other charges imposed on Holdings or any other Taxable REIT Subsidiary will be at arm’s length prices.

Redwood Trust generally expects to derive income from its Taxable REIT Subsidiaries by way of dividends. Such dividends are not real estate source income for purposes of the 75% Gross Income Test. Therefore, when aggregated with Redwood Trust’s other non-real estate source income, such dividends must be limited to 25% of the REIT’s gross income each year. Redwood Trust will monitor the value of its investment in, and the distributions from, its Taxable REIT Subsidiaries to ensure compliance with all applicable REIT income and asset tests.

Taxable REIT Subsidiaries doing business in the United States are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to its stockholders, including Redwood Trust, as dividend distributions. Such dividends may, however, qualify for the new dividends received deduction that has been proposed by the President (described below) if such reforms are ever enacted.

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

In addition, notwithstanding its qualification as a REIT, Redwood Trust may also be subject to tax in certain other circumstances. As described above, if Redwood Trust fails to satisfy the REIT Gross Income Tests, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will generally be subject to a 100% tax on the greater of the amount by which Redwood Trust fails either the 75% or the 95% Gross Income Test. Redwood Trust will also be subject to a tax of 100% on net income derived from any “prohibited transaction”, which refers to dispositions of property classified as “property held for sale to customers in the ordinary course of business” (i.e.“dealer” property). Redwood Trust does not believe that it has or will engage in transactions that would result in it being classified as a dealer or deemed to have disposed of dealer property, however, there can be no assurance that the IRS will agree. If Redwood Trust has (i) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to Federal income tax on such income at the highest corporate income tax rate. In addition, a nondeductible excise tax, equal to 4% of the excess of required distributions over the amounts actually distributed will be imposed on Redwood Trust for each calendar year to the extent that dividends paid during the year, or declared during the last quarter of the year and paid during January of the succeeding year, are less than the sum of (1) 85% of Redwood Trust’s “ordinary income,” (2) 95% of Redwood Trust’s capital gain net income, plus (3) any undistributed income remaining from earlier years. Redwood Trust may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

If Redwood Trust fails any of the above described REIT qualification tests in any tax year and the relief provisions provided by the Code do not apply, Redwood Trust would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which Redwood Trust fails to qualify as a REIT would not be deductible by Redwood Trust, nor would distributions generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, Redwood Trust would also be disqualified from re-electing REIT status for the four tax years following the year in which it became disqualified.

Redwood Trust may also voluntarily revoke its election to be taxed as a REIT, although it has no intention of doing so, in which event Redwood Trust will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four tax years.

Redwood Trust intends to monitor on an ongoing basis its compliance with the REIT requirements described above. In order to maintain its REIT status, Redwood Trust may be required to limit the types of assets that it might otherwise acquire, or hold certain assets at times when it might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

Taxation of Stockholders

For any tax year in which Redwood Trust is treated as a REIT for Federal income tax purposes, distributions (including constructive distributions) made to holders of Common Stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of Redwood Trust’s current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder’s allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder’s adjusted basis in the Common Stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by Redwood Trust as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed Redwood Trust’s actual net capital gain for the tax year. Alternatively, Redwood Trust can also elect by written notice to its shareholders to designate a portion of its net capital gain income as being retained and pay directly the tax (generally at 35%) on such net capital gains. In that instance, each shareholder will generally be required to include the deemed capital gains dividend in its income, will be entitled to claim a credit or refund on its tax return for the tax paid by Redwood Trust with respect to such deemed dividend, and will be entitled to increase its tax basis in Redwood Trust shares by an amount equal to the excess of the deemed capital gain dividend over the tax deemed paid by it.

Distributions by Redwood, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction that exists under current law. Although the President’s tax reform proposals recently introduced in Congress as the Jobs and Growth Tax Act of 2003 contain provisions that would enable taxpayers to exclude from gross income certain dividends paid or deemed paid from previously taxed earnings, such exclusion would not be available with respect to most dividends received from a REIT, including Redwood Trust, because REIT dividends are generally not paid from previously taxed earnings. As currently proposed, the exclusion could apply to dividends paid by Redwood Trust to the extent derived from either (i) earnings attributable to a prior tax year that exceeded dividends paid with respect to such tax year and were thus subject to income tax or (ii) earnings attributable to dividends received from other non-REIT corporations. Other proposals to reform the taxation of dividends may also be introduced in Congress but it remains unclear at this time whether any such reform proposals will ultimately be enacted, and if so, in what form or when.

In the event that Redwood Trust realizes a loss for the tax year, stockholders will not be permitted to deduct any share of that loss. Further, if Redwood Trust (or a portion of its assets) were to be treated as a taxable mortgage pool, or if it were to hold residual interests in REMIC’s or FASIT’s, any “excess inclusion” income derived there from and allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder.

Dividends declared during the last quarter of a tax year and actually paid during January of the following tax year are generally treated as if received by the stockholder on December 31 of the tax year in which they are declared and not on the date actually received. In addition, Redwood Trust may elect to treat certain other dividends distributed after the close of the tax year as having been paid during such tax year, but stockholders will be treated as having received such dividend in the tax year in which the distribution is made.

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

Upon a sale or other disposition of the Common Stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder’s adjusted basis in such stock, which gain or loss generally will be long-term if the stock was held for more than twelve months. Any loss on the sale or exchange of Common Stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of designated capital gain dividends received by such stockholder. If either common or preferred stock is sold after a record date but before a payment date for declared dividends on such stock, a stockholder will nonetheless be required to include such dividend in income in accordance with the rules above for distributions, whether or not such dividend is required to be paid over to the purchaser.

DRP participants will generally be treated as having received a dividend distribution, subject to tax as ordinary income, in an amount equal to the fair market value of the Common Stock purchased with the reinvested dividend proceeds generally on the date Redwood Trust credits such Common Stock to the DRP participant’s account, plus brokerage commissions, if any, allocable to the purchase of such Common Stock. DRP participants will have a tax basis in the shares equal to such value. DRP participants may not, however, receive any cash with which to pay the resulting tax liability. Shares received pursuant to the DRP will have a holding period beginning on the day after their purchase by the plan administrator.

Distributions, including constructive distributions, made to holders of Preferred Stock, other than tax-exempt entities, will generally be subject to tax as described above. For federal income tax purposes, earnings and profits will be allocated to distributions with respect to the Preferred Stock before they are allocated to distributions with respect to Common Stock.

In general, no gain or loss will be recognized for Federal income tax purposes upon conversion of the Preferred Stock solely into shares of Common Stock. The basis that a holder will have for tax purposes in the shares of Common Stock received upon conversion will be equal to the adjusted basis of the holder in the shares of Preferred Stock so converted, and provided that the shares of Preferred Stock were held as a capital asset, the holding period for the shares of Common Stock received would include the holding period for the shares of Preferred Stock converted. A holder, however, generally will recognize gain or loss on the receipt of cash in lieu of fractional shares of Common Stock in an amount equal to the difference between the amount of cash received and the holder’s adjusted basis for tax purposes in the fractional share of Preferred Stock for which cash was received. Furthermore, under certain circumstances, a holder of shares of Preferred Stock may recognize gain or dividend income to the extent that there are dividends in arrears on the shares at the time of conversion into Common Stock.

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

If Redwood Trust makes a distribution of stockholder rights with respect to its Common Stock, such distribution generally will not be treated as taxable when made However, if the fair market value of the rights on the date of issuance is 15% or more of the value of the Common Stock, or if the stockholder so elects regardless of the value of the rights, the stockholder must make an allocation of its existing tax basis between the rights and the Common Stock based on their relative value on the date of the issuance of the rights. On the exercise of the rights, the stockholder will generally not recognize gain or loss. The stockholder’s basis in the shares received from the exercise of the rights will be the amount paid for the shares plus the basis, if any, of the rights exercised. Distribution of stockholder rights with respect to other classes of securities holders generally would be taxable based on the value of the rights on the date of distribution.

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

In any year in which Redwood Trust does not qualify as a REIT, distributions made to its stockholders would be taxable in the same manner discussed above, except that no distributions could be designated as capital gain dividends, distributions would be eligible for the corporate dividends received deduction, the excess inclusion income rules would not apply, and stockholders would not receive any share of Redwood Trust’s tax preference items. In such event, however, Redwood Trust would be subject to potentially substantial Federal income tax liability, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

Taxation of Tax-Exempt Entities

Subject to the discussion below regarding a “pension-held REIT,” a tax-exempt stockholder is generally not subject to tax on distributions from Redwood Trust or gain realized on the sale of the Common Stock or Preferred Stock, provided that such stockholder has not incurred indebtedness to purchase or hold Redwood Trust’s Common Stock or Preferred Stock, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that Redwood Trust, consistent with its stated intent, does not form taxable mortgage pools or hold residual interests in REMIC’s or FASIT’s that give rise to “excess inclusion” income as defined under the Code. However, if Redwood Trust was to hold a residual interest in a REMIC or FASIT, or if a pool of its assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income (UBTI). Although Redwood Trust does not intend to acquire such residual interests or believe that it, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

If a qualified pension trust (i.e., any pension or other retirement trust that qualifies under Section 401 (a) of the Code) holds more than 10% by value of the interests in a “pension-held REIT” at any time during a tax year, a substantial portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a “pension-held REIT” is a REIT (i) that would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders in determining ownership of stock of the REIT and (ii) in which at least one qualified pension trust holds more than 25% by value of the interest of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT. Assuming compliance with the ownership limit provisions in Redwood Trust’s Articles of Incorporation it is unlikely that pension plans will accumulate sufficient stock to cause Redwood Trust to be treated as a pension-held REIT.

Distributions to certain types of tax-exempt stockholders exempt from Federal income taxation under Sections 501 (c)(7), (c)(9), (c)(17), and (c)(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable “set aside” and reserve requirements.

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

Certain United States Federal Income Tax Considerations Applicable to Foreign Holders

The following discussion summarizes certain United States Federal tax consequences of the acquisition, ownership and disposition of Common Stock or Preferred Stock by an initial purchaser that, for United States Federal income tax purposes, is a “Non-United States Holder”. Non-United States Holder is any holder that is: not a citizen or resident of the United States; not a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof; and not an estate or trust whose income is includible in gross income for United States Federal income tax purposes regardless of its source. This discussion does not consider any specific facts or circumstances that may apply to particular Non-United States Holder’s acquiring, holding, and disposing of Common Stock or Preferred Stock, or any tax consequences that may arise under the laws of any foreign, state, local, or other taxing jurisdiction.

Dividends

Dividends paid by Redwood Trust out of earnings and profits, as determined for United States Federal income tax purposes, to a Non-United States Holder will generally be subject to withholding of United States Federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business. Distributions paid by Redwood Trust in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder’s adjusted basis in his shares, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the earnings and profits of Redwood Trust, the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Non-United States Holder’s United States Federal tax liability if it is subsequently determined that such distribution was, in fact, in excess of the earnings and profits of Redwood

Trust. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Non-United States Holder, the dividend received by such holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax).

For any year in which Redwood Trust qualifies as a REIT, distributions to a Non-United States Holder that are attributable to gain from the sales or exchanges by Redwood Trust of “United States real property interests” will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (FIRPTA). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption. Redwood Trust is required to withhold 35% of any distribution that could be designated by Redwood Trust as a capital gains dividend. This amount may be credited against the Non-United States Holder’s FIRPTA tax liability. It should be noted that mortgage loans without substantial equity or with shared appreciation features generally would not be classified as “United States real property interests.”

Gain on Disposition

A Non-United States Holder will generally not be subject to United States Federal income tax on gain recognized on a sale or other disposition of its shares of either Common or Preferred Stock unless (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Non-United States Holder, (ii) in the case of a Non-United States Holder who is a nonresident alien individual and holds such shares as a capital asset, such holder is present in the United States for 183 or more days in the tax year and certain other requirements are met, or (iii) the Non-United States Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a business in the United States by a Non-United States Holder will be subject to the United States Federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Non-United States Holders should consult applicable treaties, which may provide for different rules.

Gain recognized by a Non-United States Holder upon a sale of either Common Stock or Preferred Stock will generally not be subject to tax under FIRPTA if Redwood Trust is a “domestically-controlled REIT,” which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-United States persons. Because only a minority of Redwood Trust’s stockholders are believed to be Non-United States Holders, Redwood Trust anticipates that it will qualify as a “domestically-controlled REIT.” Accordingly, a Non-United States Holder should not be subject to United States Federal income tax from gains recognized upon disposition of its shares.

Information Reporting and Backup Withholding

Redwood Trust will report to its U.S. stockholders and the Internal Revenue Service the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to distributions paid (at the rate generally equal to the fourth lowest rate of Federal income tax then in effect) unless such holder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A stockholder that does not provide Redwood Trust with its correct taxpayer identification number may also be subject to penalties imposed by the Internal Revenue Service. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability. In addition, Redwood Trust may be required to withhold a portion of dividends and capital gain distributions to any stockholders that do not certify under penalties of perjury their non-foreign status to Redwood Trust.

EMPLOYEES

As of March 24, 2003, we employed 39 people at Redwood and its subsidiaries.

Item 2. PROPERTIES

Redwood Trust leases space for their executive and administrative offices at 591 Redwood Highway, Suite 3100, Mill Valley, California 94941, telephone (415) 389-7373. We plan to move our executive and administrative offices to One Belvedere Place, Suite 300, Mill Valley, California 94941 in the third quarter of 2003.

Item 3. LEGAL PROCEEDINGS

At December 31, 2002, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Redwood Trust’s stockholders during the fourth quarter of 2002.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
Plan category	warrants and rights	warrants and rights	equity compensation plans*

Equity compensation plans approved by security holders	1,869,782	$22.87	528,324
Equity compensation plans not approved by security holders	—	—	—

Total	1,869,782	$22.87	528,324

*    Included in the number of remaining securities available for future issuance under equity compensation plans is 97,028 securities available for the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan and 431,296 securities available for the 2002 Redwood Trust, Inc. Incentive Stock Plan. Please see the Notes to the Consolidated Financial Statement for additional information on these plans.

Redwood Trust’s Common Stock is listed and traded on the New York Stock Exchange under the symbol RWT. Redwood Trust’s Common Stock was held by approximately 1,100 holders of record on March 24, 2003 and the total number of beneficial stockholders holding stock through depository companies was approximately 19,000. The high and low closing sales prices of shares of the Common Stock as reported on the New York Stock Exchange and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

			Common Dividends Declared
	Stock Prices
			Record	Payable	Per	Dividend
	High	Low	Date	Date	Share	Type

Year Ended December 31, 2003
First Quarter (through March 24, 2003)	$32.90	$27.52	3/31/03	4/21/03	$0.65	Regular
Year Ended December 31, 2002
Fourth Quarter	$28.07	$23.70	12/31/02	1/21/03	$0.63	Regular
			12/31/02	1/21/03	$0.125	Special
Third Quarter	$31.00	$24.22	9/30/02	10/21/02	$0.63	Regular
			9/30/02	10/21/02	$0.125	Special
Second Quarter	$31.50	$27.00	6/28/02	7/22/02	$0.63	Regular
			6/28/02	7/22/02	$0.125	Special
First Quarter	$27.49	$23.76	3/29/02	4/22/02	$0.62	Regular
Year Ended December 31, 2001
Fourth Quarter	$25.40	$23.83	12/31/01	1/22/02	$0.60	Regular
			11/15/01	11/30/01	$0.15	Special
Third Quarter	$25.55	$22.85	9/28/01	10/22/01	$0.57	Regular
			8/10/01	8/31/01	$0.18	Special
Second Quarter	$23.95	$19.57	6/29/01	7/23/01	$0.55	Regular
First Quarter	$20.44	$16.81	3/30/01	4/23/01	$0.50	Regular
Year Ended December 31, 2000
Fourth Quarter	$17.94	$15.06	12/29/00	1/22/01	$0.44	Regular
Third Quarter	$15.94	$13.63	9/29/00	10/23/00	$0.42	Regular
Second Quarter	$14.94	$13.50	6/30/00	7/21/00	$0.40	Regular
First Quarter	$14.81	$11.94	3/31/00	4/21/00	$0.35	Regular

Redwood Trust intends to pay quarterly dividends so long as the minimum REIT distribution rules require it. Redwood Trust intends to distribute to its stockholders, a majority of its taxable income and to maintain its REIT status. All dividend distributions will be made by Redwood Trust at the discretion of the Board of Directors and will depend on the taxable earnings of Redwood Trust, financial condition of Redwood Trust, maintenance of REIT status, and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the Preferred Stock. As of December 31, 2002, the full cumulative dividends have been paid on the Preferred Stock.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,

(in thousands, except per share data)	2002	2001	2000	1999	1998

Statement of Operations Data:
Interest income	$163,216	$144,539	$169,261	$145,964	$221,684
Interest expense	(91,705)	(98,069)	(138,603)	(119,227)	(199,638)

Net interest income	71,511	46,470	30,658	26,737	22,046
Operating expenses	(18,381)	(11,836)	(7,850)	(3,835)	(5,876)
Equity in earnings (losses) of RWT Holdings, Inc.	0	0	(1,676)	(21,633)	(4,676)
Other income	(665)	(911)	98	175	139
Net unrealized/realized market value gains (losses)	5,111	(836)	(2,296)	284	(38,943)
Taxes	(959)	0	0	0	0
Dividends on Class B preferred stock	(2,724)	(2,724)	(2,724)	(2,741)	(2,747)
Change in accounting principle	0	0	0	0	(10,061)

Net income (loss) available to common stockholders	$53,893	$30,163	$16,210	$(1,013)	$(40,118)
Core earnings: GAAP earnings excluding mark-to market adjustments and non-recurring items (1)	$49,447	$31,910	$18,585	$16,622	$12,666
Average common shares — “diluted”	15,658,623	10,474,764	8,902,069	9,768,345	13,199,819
Net income (loss) per share (diluted)	$3.44	$2.88	$1.82	$(0.10)	$(3.04)
Core earnings per share (diluted)(1)	$3.16	$3.05	$2.08	$1.71	$0.96
Dividends declared per Class B preferred share	$3.02	$3.02	$3.02	$3.02	$3.02
Regular dividends declared per common share	$2.510	$2.22	$1.61	$0.40	$0.28
Special dividends declared per common share	$0.375	$0.33	$0.00	$0.00	$0.00

Total dividends declared per common share	$2.885	$2.55	$1.61	$0.40	$0.28
Balance Sheet Data: end of period
Earning assets	$6,971,794	$2,409,271	$2,049,188	$2,387,286	$2,774,499
Total assets	$7,007,772	$2,435,644	$2,082,115	$2,419,928	$2,832,448
Short-term debt	$99,714	$796,811	$756,222	$1,253,565	$1,257,570
Long-term debt	$6,397,020	$1,313,715	$1,095,835	$945,270	$1,305,560
Total liabilities	$6,534,739	$2,127,871	$1,866,451	$2,209,993	$2,577,658
Total stockholders’ equity	$473,033	$307,773	$215,664	$209,935	$254,790
Number of Class B preferred shares outstanding	902,068	902,068	902,068	902,068	909,518
Number of common shares outstanding	16,277,285	12,661,749	8,809,500	8,783,341	11,251,556
Book value per common share	$27.43	$22.21	$21.47	$20.88	$20.27
Other Data:
Average assets	$4,039,652	$2,223,280	$2,296,641	$2,293,238	$3,571,889
Average borrowings	$3,616,506	$1,945,820	$2,070,943	$2,046,132	$3,250,914
Average reported total equity	$402,986	$254,021	$209,987	$236,229	$295,592
Average core total equity	$372,200	$249,099	$213,938	$237,858	$307,076
Interest rate spread after credit expenses	1.59%	1.67%	0.86%	0.79%	0.28%
Net interest margin after credit expenses	1.77%	2.09%	1.33%	1.17%	0.62%
GAAP earnings/average reported common equity	14.3%	13.3%	8.8%	(0.5)%	(14.9)%
Core earnings/average common equity (Core ROE)(1)	14.3%	14.3%	9.9%	7.9%	5.5%

(1)	Core earnings equal net income from ongoing operations as calculated in accordance with generally accepted accounting principles in the United States, or GAAP, after excluding mark-to-market adjustments and non-recurring items. Core earnings is not a measure of earnings in accordance with GAAP and is not intended to be a substitute for GAAP earnings.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Throughout this Form 10-K and other Company documents, the words “believe”, “expect”, “anticipate”, “intend”, “aim”, “will”, and similar words identify “forward-looking” statements. Actual results and the timing of certain events could differ materially from those projected in, or contemplated by, the forward-looking statements due to a number of factors, including, among other things, changes in interest rates and market values on our earning assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers, and the level of liquidity in the capital markets as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined beginning on Page 13 in this 2002 Annual Report on Form 10-K. Other factors not presently identified may also cause actual results to differ. Future results and changes in expectations of future results could lead to adverse changes in our dividend rate. We continuously update and revise our estimates based on actual conditions experienced. It is not practical to publish all such revisions and, as a result, no one should assume that results or trends projected in or contemplated by the forward-looking statements included herein will prove to be accurate in the future.

This Form 10-K contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers. In addition, some of the historical presentations contained herein have been restated to conform to current formats.

SUMMARY AND OUTLOOK

Redwood Trust invests in real estate loans, both in whole loan and in securitized form. In 2002, we made new investments of $5.3 billion in high-quality residential real estate mortgage loans, $2 million in commercial real estate loans, $127 million in residential loan credit enhancement securities, and $303 million in other types of real estate loan securities. These investments were funded with new equity (sourced through two equity offerings and our direct stock purchase and dividend reinvestment program) and with new issuance of non-recourse long-term debt through securitization transactions. We continue to reduce our reliance on short-term recourse debt to fund our assets. As a result, our short-term recourse debt declined from 37% of our liabilities at the beginning of the year to 2% of our liabilities at the end of 2002. Our credit results remain excellent and our asset/liability posture remains well balanced.

Our largest investment is in high-quality residential real estate loans and related securities. In addition, we continue to invest in commercial real estate loans and diverse types of residential and commercial real estate loan securities. We significantly increased our staff and will continue to make material investments in building our operating capabilities and expertise. While our operating expenses are increasing, we believe our operations have become both more capable and more productive.

Our dividends for common shareholders for 2002 totaled $45.1 million, or $2.885 per share. Regular common dividends were $2.51 per share for the year. Special dividends to common shareholders in 2002 totaled $0.375 per share. Our quarterly dividend rate in the fourth quarter of 2002 was $0.63 per share; we raised our regular common dividend rate to $0.65 per share in the first quarter of 2003. Our earnings significantly exceeded our dividend payments during 2002. The earnings we retained will fund additional real estate loan investments and thus should help increase the stability of our dividend payments and perhaps help us increase our dividend rate over time.

Our GAAP earnings were $53.9 million, or $3.44 per share for 2002 — a 19% increase from the $2.88 per share we reported in 2001 and an 89% increase from the $1.82 per share we reported in 2000.

Our core earnings totaled $49.4 million, or $3.16 per share in 2002 — a 4% increase over the $3.05 per share we earned in 2001 and a 52% increase over the $2.08 per share we earned in 2000. Core earnings equal GAAP earnings excluding mark-to-market adjustments and non-recurring items. We believe that core earnings is a useful additional measure of on-going income and cash flow generation at Redwood: unlike GAAP, core earnings does not include realized and unrealized changes in asset market values (which can fluctuate significantly from quarter to quarter and which may not reflect underlying trends in our cash flow earnings). See Table 1 below for a detailed reconciliation of GAAP earnings and core earnings.

Our taxable REIT income after preferred dividends 2002 was $76.9 million, or $4.91 per common share — a 75% increase on a per share basis over the $2.81 we earned in 2001 and a 185% increase over the $1.72 per share we earned in 2000. See Table 29 below for more information on taxable REIT income.

Net interest income as a percentage of equity is, in our opinion, the best measure of the profitability rate of our real estate loan portfolios. This measure was 14.3% in 2000, 18.7% in 2001, and 19.2% in 2002. In 2001, we benefited on a temporary basis from a significant drop in short-term interest rates. In 2002, the benefits from the prior year’s interest rate changes diminished; however, our portfolio profitability was enhanced in 2002 by increases in yields from our residential credit-enhancement portfolio (as a result of excellent credit results and faster prepayment rates) and by continued favorable changes in asset mix and capital utilization (a result of increased growth in our loan portfolios).

Operating expense as a percentage of equity and operating expense as a percentage of net interest income are, in our opinion, the best measures of operating cost efficiency for our company. These operating expense measures vary from quarter to quarter due to factors such as equity offerings and variable compensation expense accruals tied to earnings and dividends. Operating expense as a percentage of equity was 4.7% in 2000, 4.8% in 2001, and 4.9% in 2002. Operating expense as a percentage of net interest income was 33% in 2000, 25% in 2001, and 26% in 2002. As a result of our growth in equity employed, we have been able to maintain stable operating expense ratios at the same time that we have increased our overall capabilities, supported new products initiatives, and increased performance-based variable compensation payments due to favorable results. Looking at operating costs assuming a constant level of company performance (so performance-based compensation is normalized), our operating cost ratios have improved and we have become more productive.

Our reported return on equity (GAAP earnings as a percentage of average GAAP common equity) has increased from 8.8% in 2000 to 13.3% in 2001 to 14.3% in 2002. Our core return on equity (core earnings as a percentage of average core common equity) has increased from 9.9% in 2000 to 14.3% in 2001 and 14.3% in 2002. Core return on equity is a measure of both earnings and equity before the potentially distorting effects of mark-to-market asset value fluctuations.

We believe the key longer-term trends for our business are the strength of our credit results and the strength of our competitive market position. Although we recognize that the U.S. economy is currently weak and is potentially vulnerable to external shocks, overall we believe the long-term outlook for our business remains favorable.

Our annual credit losses remained under one basis point (0.01%) of our residential real estate loan portfolios during 2002. Our loan delinquency ratios have been falling. In addition, our risk of future credit loss for portions of our residential portfolios may be reduced somewhat as a result of continued increases in housing prices in many parts of the country. As a result of these favorable credit trends (and faster prepayments), we are recognizing more income under the effective yield method from our residential credit-enhancement securities portfolio. (We calculate yields for our assets using long-term assumptions about prepayments, future credit losses over the life of the loans, and the timing of credit losses. For many of our more seasoned assets, we have increased the yield we are recognizing, as – relative to prior assumptions – current estimates of the likely long-term prepayment rates have increased, estimates of total life-of-the-mortgage credit losses have decreased, and/or estimates of the likely timing of credit losses have been extended to later years. See the discussion on our use of effective yield methods below under Critical Accounting Policies). We have also reduced our credit provision expense rates for the more seasoned portions of our residential loan portfolio. If favorable credit results, risk reduction through increasing housing prices, and faster prepayment rates continue, estimates of the long-term cash flows we will receive from these assets will increase and we will thus recognize increased yields on our credit-enhancement portfolio and reduced credit provision expense rates on our loan portfolios. However, the economy is still weak, deflationary forces are still evident, and many observers believe that housing prices are vulnerable. A reversal of our current favorable credit trends remains a real possibility. If this occurs, the asset yields we recognize into income may decline and/or we may incur a mark-to-market expense under EITF 99-20. We monitor relevant market trends continuously, and revise, as appropriate, the assumptions that go into our yield calculations and credit provisions.

We believe our competitive position remains strong. We believe we have an efficient balance sheet combined with good economies of scale, strong capabilities, and a leading market position. Over the last twelve months, we have noted an increase in competition in the form of increased demand for residential whole loans from banks, and we have occasionally noted increased demand for residential credit-enhancement securities from specialized investors and for investment-grade real estate securities from a variety of capital market participants. This increased demand for assets has, at times, increased prices for some of the assets we seek to acquire. Prices generally decreased towards the end of 2002 as a result of a strong supply of newly originated mortgage assets and an uncertain economy. We expect that prices for the assets we seek to buy may increase during 2003. Any such price increases will not affect cash flows from our current assets. Given what we believe to be our strong competitive position, we believe we will continue to be able to invest in new real estate loans and securities on an attractive basis should prices rise. Our rate of acquisition, however, may slow.

Our short-term earnings can vary from quarter to quarter due to fluctuations in interest rates, prepayment rates, asset market values, and other factors; however, we believe we are well balanced from an asset/liability management perspective and we believe that it is unlikely that fluctuations in these short-term factors will alter the returns we can generate over the long-term.

Our primary goal in managing Redwood’s operations is to do our best to make sure that our regular dividend rate for common shareholders remains sustainable in the long run from the cash flows generated by our assets. We believe that our regular quarterly dividend rate of $0.65 per common share (as of the first quarter of 2003) is likely to be sustainable for the near future, given our current expectations for cash flow generation and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies, and how changes in estimates might affect our financial results and statements, are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosures provided in this Form 10-K.

Establishing Valuations
We estimate the fair value of our assets and hedges using available market information and other appropriate valuation methodologies. Valuations of our loans are generally done on a pool basis, while valuations of all other assets are done on an individual basis. We believe the estimates we use accurately reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

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

Real estate loans held for investment are carried at their unpaid principal balance adjusted for net unamortized premium or discounts and net of any allowance for credit losses. All other assets, including securities and interest rate agreements, are reported on our balance sheet at market value. For the most part, changes in market value of the assets we currently own are reported through our balance sheet. However, as discussed herein, some of the changes in market value may be recorded through the income statement to the extent assets are classified as trading instruments, there are writedowns required under the provisions of EITF 99-20, or there are loan impairments.

Changes in perceptions regarding future events can have a material impact on the value of our assets. Should such changes, or other factors, result in significant changes in the market values, our income and/or book value could be adversely affected.

Revenue Recognition
We recognize revenue on our assets using the effective yield method. The use of this method requires us to project cash flow over the remaining life of each asset. Such projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate. Our current period earnings may not accurately reflect the yield to be earned on that asset for the remaining life of the asset.

Under the effective yield method, credit losses lower than (or later than) anticipated by the credit loss assumptions (credit reserve) imbedded in our cash flow forecasts could result in increasing yields being recognized from our current portfolio. In addition, faster than anticipated prepayment rates also tend to increase realized yields. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method. Furthermore, adverse changes in cash flows projected may require us to take market value adjustments through our income statement under EITF 99-20. Yield and EITF 99-20 adjustments are applied on an asset-specific basis. Thus, we may take EITF 99-20 charges even during a period when most of our assets perform better than anticipated and our overall portfolio is increasing.

We review our cash flow projections on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future asset cash flow performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our existing assumptions relative to our and the market’s expectations of future events and make adjustments to the cash flows which may change our market values and yields. Changes in market values and yields are monitored on each asset to assure they are each accounted for according to the provisions of EITF 99-20 or other applicable accounting principle.

Credit Reserves
The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we establish a credit reserve upon the acquisition of such assets under the effective yield method of accounting. For our residential and commercial mortgage loans, we currently establish a credit reserve based on an estimate of losses by taking credit provisions through our income statement. For our commercial mortgage loans, we establish a credit reserve or market the value of the loan to realized value when a loan becomes delinquent. Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus, no credit reserves have been established to date for these assets. For securities portfolio assets where credit losses are anticipated, we establish an appropriate reserve given the credit trends and market outlook for that asset.

As noted, one of the many significant assumptions used in projecting cash flows on many of our assets, and thus our current yield, is the level and timing of credit losses that we expect to incur over the lives of these assets. We establish the level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment. Our actual credit losses, and the timing of these losses, may differ from those estimates used to establish the reserve. Such differences will result in different yields over the life of the asset than we may be currently reporting. If such differences are adverse, and the market value of our assets declines below our carrying value, we may need to take current period mark-to-market charges through our income statement. If such differences are favorable, then the current yield we are now recognizing on these assets will prove to be conservative and could be materially less than the yield we will earn over the life of the asset.

We continually review and update, as appropriate, all of our assumptions. Despite this continual review, there can be no assurance that our assumptions used to estimate cash flows, fair values, and effective yields will prove to be correct as interest rates, economic conditions, real estate conditions, and the market’s perception of the future constantly change.

RESULTS OF OPERATIONS

Our GAAP earnings were $53.9 million, or $3.44 per share for 2002 — a 19% increase from the $2.88 per share we reported in 2001 and an 89% increase from the $1.82 per share we reported in 2000. Our core earnings totaled $49.4 million, or $3.16 per share in 2002 — a 4% increase over the $3.05 per share we earned in 2001 and a 52% increase over the $2.08 per share we earned in 2000.

The table below reconciles GAAP earnings to core earnings.

Table 1
GAAP Earnings and Core Earnings
(all dollars in thousands, except per share data)

			Variable
			Stock					GAAP	Core
		Asset	Option		Average			Earnings/	Earnings/
		Mark-to-	Mark-to-		Diluted	GAAP	Core	Reported	Core
	GAAP	Market	Market	Core	Shares	Earnings	Earnings	Equity	Equity
	Earnings	Adjustments	Adjustments	Earnings	Outstanding	Per Share	Per Share	(annualized)	(annualized)

Q1: 2001	$6,680	$273	$(156)	$6,563	9,065,221	$0.74	$0.73	13.8%	13.8%
Q2: 2001	6,463	(413)	(508)	7,384	9,184,195	0.70	0.80	13.2%	15.2%
Q3: 2001	8,065	104	(227)	8,188	10,752,062	0.75	0.76	13.7%	14.4%
Q4: 2001	8,955	(800)	(20)	9,775	12,888,420	0.69	0.76	12.6%	14.1%
Q1: 2002	11,219	875	(543)	10,887	14,077,405	0.80	0.77	14.2%	14.2%
Q2: 2002	13,802	2,045	(789)	12,546	15,747,048	0.88	0.80	15.4%	14.5%
Q3: 2002	14,306	730	745	12,831	16,240,194	0.88	0.79	14.1%	14.3%
Q4: 2002	14,566	1,461	(78)	13,183	16,529,075	0.88	0.80	13.7%	14.2%

2000	$16,210	$(2,375)	$0	$18,585	8,902,069	$1.82	$2.08	8.8%	9.9%
2001	30,163	(836)	(911)	31,910	10,474,764	2.88	3.05	13.3%	14.3%
2002	53,893	5,111	(665)	49,447	15,658,623	3.44	3.16	14.3%	14.3%

Core earnings is not a measure of earnings in accordance with generally accepted accounting principles (GAAP). It is calculated as GAAP earnings from ongoing operations less mark-to-market adjustments (which include realized and unrealized gains and losses on certain assets and hedges and variable stock options expense) and non-recurring items. Management believes that core earnings provide relevant and useful information regarding our results of operations in addition to GAAP measures of performance. This is, in part, because market valuation adjustments on only a portion of our assets and stock options and none of our liabilities are recognized through our income statement under GAAP and these valuation adjustments may not be fully indicative of changes in market values on our balance sheet or a reliable guide to our current or future operating performance. Furthermore, gains or losses realized upon sales of assets vary based on portfolio management decisions; a sale of an asset for a gain or a loss may or may not affect our on-going cash flow generation. Non-recurring items may be unrepresentative of our current or future operating performance. Because all companies and analysts do not calculate non-GAAP measures such as core earnings in the same fashion, core earnings as calculated by us may not be comparable to similarly titled measures reported by other companies.

Net Interest Income

Net interest income after credit expenses was $71.5 million in 2002, $46.5 million in 2001, and $30.7 million in 2000. Net interest income growth has generally tracked growth in our net employed equity capital. As noted in the summary, net interest income as a percentage of equity has increased from 14% in 2000 to a 17% to 21% range through the last eight quarters. During this time, we initially benefited from falling interest rates (in 2001). As this benefit diminished (in 2002), we have benefited from an improved asset mix, fast prepayment rates on the underlying loans in our securities, and our continued strong credit results.

Table 2
Net Interest Income After Credit Expenses
(all dollars in thousands)

			Net			Interest	Interest
	Interest		Interest			Rate	Rate	Net
	Income		Income			Spread	Margin	Interest
	After		After	Earning	Cost	After	After	Income/
	Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expense	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q1: 2001	$41,637	$(31,413)	$10,224	7.72%	6.34%	1.38%	1.85%	18.8%
Q2: 2001	38,453	(27,010)	11,443	7.18%	5.45%	1.73%	2.06%	20.8%
Q3: 2001	33,172	(21,555)	11,617	6.63%	4.83%	1.80%	2.24%	18.3%
Q4: 2001	31,277	(18,091)	13,186	5.41%	3.56%	1.85%	2.22%	17.4%
Q1: 2002	30,716	(15,602)	15,114	4.92%	2.82%	2.10%	2.36%	18.1%
Q2: 2002	36,252	(18,489)	17,763	4.71%	2.69%	2.02%	2.25%	19.1%
Q3: 2002	42,093	(24,291)	17,802	4.07%	2.57%	1.50%	1.68%	18.5%
Q4: 2002	54,155	(33,323)	20,832	3.59%	2.35%	1.24%	1.35%	20.9%

2000	$169,261	$(138,603)	$30,658	7.56%	6.69%	0.87%	1.33%	14.3%
2001	144,539	(98,069)	46,470	6.71%	5.04%	1.67%	2.09%	18.7%
2002	163,216	(91,705)	71,511	4.13%	2.54%	1.59%	1.77%	19.2%

Interest rate spread (yield on assets less cost of borrowed funds) and interest rate margin (net interest income divided by average assets) are profitability measures often tracked by analysts of financial institutions. We believe that trends in these asset-based measures for Redwood are not likely to be representative of trends in our true economic margins. Recent changes in these measures for Redwood have been primarily a result of changes in our asset mix between loans and securities and of the different methods of presentation for these assets. We believe that equity-based margin ratios, such as net interest income as a percentage of equity, are more useful for Redwood. As shown in Table 2, our margins as measured relative to our reported asset base have been declining (due to changes in asset mix) while our margins as measured relative to our equity base have been increasing.

We account for our securitizations as financings. As a result, long-term debt that is non-recourse to Redwood is reported on our balance sheet, as are the assets that have been sold to the non-recourse securitization trusts. If we had used different terms or forms of securitization these transactions may have been accounted for as sales. With sales accounting, our reported balance sheet (both assets and liabilities) would be substantially smaller (although the economics of the transaction and our exposure to risks would be unchanged). If we structured the securitizations differently and therefore accounted for them as sales rather than financings, our asset-based margins would have been different and, in some respects, reported on a basis that is more comparable to some other financial institutions. Our interest rate spread and our interest rate margin would have been higher and would show a positive trend in recent quarters. Our reported debt-to-equity ratio would have been substantially lower. The table below presents our interest income and interest expense as if we had structured our securitizations to obtain sales accounting treatment rather than financing accounting treatment; effectively, on an “at-risk” basis for assets and on a recourse basis for liabilities. Please also see the discussion under “Financial Condition, Liquidity, and Capital Resources — Balance Sheet Leverage” below for further information.

Table 3
Interest Income on “At-Risk” Assets and Recourse Liabilities Basis
(all dollars in thousands)

	Total		Net			Interest	Interest
	Interest		Interest			Rate	Rate	Net
	Income		Income			Spread	Margin	Interest
	After		After	Earning	Cost	After	After	Income/
	Credit	Interest	Credit	Asset	Of	Credit	Credit	Average
	Expenses	Expenses	Expenses	Yield	Funds	Expenses	Expenses	Equity

Q1: 2001	$23,799	$(13,575)	$10,224	8.43%	5.96%	2.47%	3.62%	18.8%
Q2: 2001	23,286	(11,843)	11,443	7.84%	4.91%	2.93%	3.85%	20.8%
Q3: 2001	20,458	(8,841)	11,617	7.35%	4.15%	3.20%	4.17%	18.3%
Q4: 2001	19,328	(6,142)	13,186	6.72%	2.93%	3.79%	4.58%	17.4%
Q1: 2002	20,055	(4,941)	15,114	6.30%	2.12%	4.18%	4.75%	18.1%
Q2: 2002	23,358	(5,595)	17,763	7.02%	2.37%	4.65%	5.34%	19.1%
Q3: 2002	23,200	(5,398)	17,802	7.03%	2.43%	4.60%	5.39%	18.5%
Q4: 2002	25,210	(4,378)	20,832	9.07%	2.65%	6.42%	7.49%	20.9%

2000	$92,967	$(62,309)	$30,658	8.16%	6.67%	1.49%	2.69%	14.3%
2001	86,871	(40,401)	46,470	7.59%	4.53%	3.06%	4.06%	18.7%
2002	91,823	(20,312)	71,511	7.29%	2.37%	4.92%	6.24%	19.2%

Interest Income After Credit Expenses

Our total interest income in 2002 was $163 million, an increase from the $145 million earned in 2001 and a decrease from the $169 million generated in 2000. The increase from 2001 to 2002 was the result of asset growth that more than offset lower asset yields. The decrease in total interest income from 2000 to 2001 was a result of lower average asset yields in 2001 on a stable base of earning assets in those years. Most of the assets in our portfolio are adjustable-rate mortgages. As a result, our asset yields decline when short-term interest rates fall. In addition, a change in the mix of our assets contributed to the decline in asset yield, as an increasing percentage of our reported assets were adjustable-rate residential mortgage loans rather than higher-yielding residential credit-enhancement securities.

Table 4
Total Interest Income and Yields
(all dollars in thousands)

			Net
	Average		Premium	Credit	Total	Earning
	Earning	Interest	Amortization	Provision	Interest	Asset
	Assets	Income	Expense	Expense	Income	Yield

Q1: 2001	$2,156,741	$42,690	$(869)	$(184)	$41,637	7.72%
Q2: 2001	2,142,496	40,502	(1,885)	(164)	38,453	7.18%
Q3: 2001	2,001,687	35,300	(1,977)	(151)	33,172	6.63%
Q4: 2001	2,310,906	36,399	(4,854)	(268)	31,277	5.41%
Q1: 2002	2,498,565	33,977	(2,979)	(282)	30,716	4.92%
Q2: 2002	3,080,165	37,267	(543)	(472)	36,252	4.71%
Q3: 2002	4,131,870	44,819	(1,832)	(894)	42,093	4.07%
Q4: 2002	6,042,042	58,295	(2,480)	(1,660)	54,155	3.59%

2000	$2,237,956	$172,327	$(2,335)	$(731)	$169,261	7.56%
2001	2,152,965	154,891	(9,585)	(767)	144,539	6.71%
2002	3,948,399	174,358	(7,834)	(3,308)	163,216	4.13%

To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

Our residential real estate loan portfolio grew considerably in 2002, increasing from $1.5 billion to $6.2 billion. We acquired $5.3 billion residential mortgage loans during 2002. Most of our loan investments were made pursuant to monthly flow purchase agreements we have with several originators. In 2002, we also acquired nearly $2 billion through bulk portfolio acquisitions. The majority of our loan investments were adjustable-rate loans. We plan to continue to expand our relationships with originators and to invest in high-quality jumbo adjustable-rate residential real estate loans.

Table 5
Residential Real Estate Loans — Activity
(all dollars in thousands)

	Q4 2002	Q3 2002	Q2 2002	Q1 2002	Q4 2001

Start of Period Balances	$4,761,893	$2,803,556	$1,794,260	$1,474,862	$1,354,606
Acquisitions	1,616,400	2,075,296	1,146,621	417,276	207,170
Sales	0	(2,960)	(46,683)	0	0
Principal Payments	(155,915)	(109,896)	(89,582)	(95,924)	(82,676)
Amortization of Premium	(5,754)	(3,502)	(1,060)	(1,672)	(3,991)
Credit Provisions	(1,660)	(894)	(472)	(282)	(268)
Net Charge-Offs	0	236	0	0	29
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	215	57	472	0	(8)

End of Period Balances	$6,215,179	$4,761,893	$2,803,556	$1,794,260	$1,474,862

Most of our residential loans have coupon rates that adjust each month or each six months as a function of the one or six-month LIBOR interest rate. Even though short-term interest rates stabilized in 2002, the coupon rates on our variable rate loans continued to reset downwards during 2002 reflecting a lagged response to the decline in short-term interest rates in 2001.

Table 6
Residential Real Estate Loans — Interest Income and Yields
(all dollars in thousands)

				Principal
				Paydowns/
		Average		Average		Net
	Average	Net	Average	Principal		Premium	Credit	Total
	Principal	Premium	Credit	Balance	Interest	Amortization	Provision	Interest
	Balance	Balance	Reserve	(annualized)	Income	Expense	Expense	Income	Yield

Q1: 2001	$1,083,943	$13,519	$(4,895)	22%	$20,371	$(485)	$(184)	$19,702	7.21%
Q2: 2001	1,007,227	12,747	(5,051)	34%	17,492	(1,065)	(164)	16,263	6.41%
Q3: 2001	1,087,593	12,318	(4,950)	35%	16,583	(1,180)	(151)	15,252	5.57%
Q4: 2001	1,372,552	12,023	(5,065)	24%	18,053	(3,990)	(268)	13,795	4.00%
Q1: 2002	1,541,136	9,130	(5,342)	25%	16,079	(1,672)	(282)	14,125	3.66%
Q2: 2002	2,195,570	11,489	(5,675)	16%	21,133	(1,060)	(472)	19,601	3.56%
Q3: 2002	3,253,528	15,097	(6,163)	14%	28,843	(3,502)	(894)	24,447	3.00%
Q4: 2002	5,295,254	31,079	(7,423)	12%	44,678	(5,754)	(1,660)	37,264	2.80%

2000	$1,238,993	$15,080	$(4,408)	20%	$93,460	$(2,595)	$(731)	$90,134	7.21%
2001	1,138,482	12,646	(4,991)	28%	72,499	(6,720)	(767)	65,012	5.67%
2002	3,082,156	16,755	(6,156)	15%	110,733	(11,988)	(3,308)	95,437	3.09%

Credit results remained excellent for our residential real estate loan portfolio. At December 31, 2002, our residential real estate loan credit reserve was $8.3 million, equal to 0.13% of the current balance of this portfolio. As a result of this favorable credit experience as well as increases in the market values of the underlying homes, we have reduced or eliminated on-going credit provision expenses associated with many of our seasoned loans.

Our annual credit provision expense is increasing due to our significant acquisitions of new residential real estate loans.

Our residential loan portfolio delinquencies have been declining, from $5.7 million at December 31, 2000 to $5.1 million at December 31, 2001 to $4.1 million at December 31, 2002. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. Delinquencies declined in 2002, in part, as we called our Sequoia 1 long-term debt and sold the underlying loans in the second quarter of 2002 ($2.2 million of which were delinquent). As a percentage of our loan portfolio, delinquencies remained at low levels relative to U.S. residential real estate loans as a whole and stood at 0.07% of our current loan balances at December 31, 2002. Trends in our delinquency ratios have been especially favorable due to the acquisition of new performing loans and the strong credit performance of our seasoned loans. Our credit reserve has been established based on historical loss rates, changes in the composition and volume of loans, and prospects for losses due to the current weak economy. We anticipate that delinquencies and losses on our current residential loans will increase from current levels as our loans season.

Table 7
Residential Real Estate Loans — Credit Results
(all dollars in thousands)

				Loss Severity	Realized	Annualized	Ending
	Ending	Delinquent	Delinquent	On Liquidated	Credit	Credit Losses	Credit
	Balance	Loans	Loan %	Loans	Losses	As % of Loans	Reserve

Q1: 2001	$1,071,819	$6,371	0.59%	13%	$(30)	0.01%	$4,968
Q2: 2001	1,060,470	4,913	0.46%	14%	(12)	0.01%	5,120
Q3: 2001	1,354,606	4,823	0.36%	60%	(311)	0.09%	4,960
Q4: 2001	1,474,862	5,069	0.34%	39%	(29)	0.01%	5,199
Q1: 2002	1,794,260	4,926	0.27%	0%	0	0.00%	5,481
Q2: 2002	2,803,556	3,257	0.12%	0%	0	0.00%	5,953
Q3: 2002	4,761,893	1,387	0.03%	22%	(236)	0.01%	6,611
Q4: 2002	6,215,179	4,127	0.07%	0%	0	0.00%	8,271

2000	$1,130,997	$5,667	0.50%	9%	$(42)	0.01%	$4,814
2001	1,474,862	5,069	0.34%	42%	(382)	0.03%	5,199
2002	6,215,179	4,127	0.07%	22%	(236)	0.01%	8,271

The characteristics of our residential real estate loan portfolio continue to show its high-quality nature. At December 31, 2002, we owned 16,669 residential loans with a total value of $6.2 billion. These were all “A” quality loans at origination. Substantially all these loans (99%) were adjustable rate loans and the rest (1%) were hybrid loans (fixed rate for 3 to 7 years, then adjustable). The average loan size was $372,860. Northern California loans were 12% of the total and Southern California loans were 12% of the total. Loans originated in 2002 were 78% of the total loans in our portfolio, loans originated in 2001 were 13% of the total, and loans originated in 2000 or earlier were 9% of the total. On average, our residential real estate loans had 8 months of seasoning at the end of 2002. Loans where the original loan balance exceeded 80% loan-to-value (LTV) made up 14% of loan balances; we benefit from mortgage insurance or additional pledged collateral on all of these loans, serving to substantially lower the effective LTV on these loans. The average effective LTV at origination for all of our residential real estate loans (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 66%. Given housing appreciation and loan amortization, we believe the current effective LTV of our residential real estate loans at December 31, 2002 was lower than 66%.

The characteristics of the loans that we purchase and retain continued to illustrate the high-quality nature of the loans. The average FICO credit score of borrowers on these residential mortgage loans (for those loans where a FICO score was obtained) was 730. Borrowers with FICO scores over 720 comprised 60% of this portfolio, those with scores between 680 and 720 comprised 25%, those with scores between 620 and 680 comprised 12%, and those with scores below 620 comprised 3%. In general, loans in our portfolio with lower FICO scores have strong compensating factors that may serve to mitigate the apparent risk of the lower FICO score.

Table 8
Residential Real Estate Loan Characteristics
(all dollars in thousands)

	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001

Principal Value (Face Value)	$6,190,674	$4,736,646	$2,795,628	$1,790,239	$1,470,468
Internal Credit Reserves	(8,271)	(6,611)	(5,953)	(5,481)	(5,199)
Premium (Discount) to be Amortized	32,776	31,858	13,881	9,502	9,593

Retained Residential Loans	$6,215,179	$4,761,893	$2,803,556	$1,794,260	$1,474,862
Number of loans	16,669	12,580	7,394	4,914	4,177
Average loan size	$373	$379	$379	$365	$353

Adjustable %	99%	98%	96%	100%	100%
Hybrid %	1%	2%	4%	0%	0%
Fixed %	0%	0%	0%	0%	0%

Northern California	12%	12%	13%	12%	10%
Southern California	12%	12%	12%	11%	12%
Florida	12%	11%	13%	12%	11%
Georgia	8%	8%	9%	7%	8%
New York	6%	6%	6%	7%	8%
New Jersey	5%	5%	5%	5%	5%
Illinois	4%	3%	3%	3%	3%
Other states (none greater than 3%)	41%	43%	39%	43%	43%

Year 2002 origination	78%	70%	47%	17%	0%
Year 2001 origination	13%	18%	31%	42%	45%
Year 2000 origination	0%	0%	0%	0%	0%
Year 1999 origination	2%	3%	5%	9%	11%
Year 1998 origination or earlier	7%	9%	17%	32%	44%

% balance in loans > $1mm per loan	14%	15%	15%	16%	15%

We intend to permanently fund all our residential real estate loan investments through the issuance of long-term debt through our special purpose subsidiaries, Sequoia Mortgage Funding Corporation and Sequoia Residential Funding Inc. (Sequoia). This type of financing is non-recourse to Redwood Trust. Our exposure to our $6.1 billion of long-term financed loans is limited to our investment in Sequoia, which at December 31, 2002 was $129 million or 2.1% of the Sequoia loan balances. Short-term funded residential real estate loans at December 31, 2002 were $0.1 billion. In 2002, we issued $5.1 billion in long-term debt, completing Sequoia 6 through Sequoia 12. In February 2003, we completed Sequoia 2003-01 and issued an additional $1.0 billion of long-term debt. We plan to continue to issue long-term debt through our Sequoia program to fund our investments in high-quality residential real estate loans.

Our investment in Sequoia of $129 million at December 31, 2002 consists of classes of subordinated securities and interest-only securities retained from these securitizations. Our retained Sequoia credit enhancement securities are the first, second, and third loss pieces of the securitizations, bear the credit risk of the Sequoia loans, and are the same types of assets that we acquire from third-party securitizations and hold in our residential credit enhancement securities portfolio. For our retained subordinated credit-enhancement securities at December 31, 2002, the principal value was $52 million (0.8% of Sequoia loan balances) and an effective carrying value was $23 million (0.4% of Sequoia loan balances). The interest-only securities we have retained from our Sequoia securitizations capture the spread between the coupon rates on the underlying loans and our cost of funds on the securitized debt issued from Sequoia. These securities are rated AAA and thus have minimal credit risk. Our adjusted basis on Sequoia loans at December 31, 2002 was 100.40% of principal value; faster prepayment rates on the underlying Sequoia loans would generally lead to lower realized yields on our retained interest-only securities. Our Sequoia interest-only securities had an effective carrying value of $74 million and represented 1.2% of Sequoia loan balances at December 31, 2002. We also retain some investment-grade subordinated securities from our Sequoia transactions that we include as collateral for our Acacia CDO debt insurance. At December 31, 2002, our investment grade subordinated Sequoia securities had an effective carrying value of $32 million (0.5% of Sequoia loan balances).

Residential Loan Credit-Enhancement Securities

At December 31, 2002, we owned $352 million market value of residential loan credit-enhancement securities, an 84% increase from the $191 million owned at December 31, 2001. These securities generally have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential mortgage loans. We intend to continue to invest in these securities.

Total loans underlying our residential real estate credit-enhancement securities increased during 2002 from $52 billion to $59 billion (representing approximately 5% of the jumbo residential real estate loans in the U.S). This total fell somewhat in the fourth quarter of 2002 (from $68 billion to $58 billion) due to high prepayment rates, the call of some securities, and Redwood’s increased emphasis on acquiring whole loans rather than new residential credit-enhancement securities.

Table 9
Residential Loan Credit-Enhancement Securities — Activity
(all dollars in thousands)

	Q4 2002	Q3 2002	Q2 2002	Q1 2002	Q4 2001

Start of Period Balances	$324,130	$284,759	$249,832	$190,813	$188,283
Acquisitions	13,442	28,983	25,849	59,157	17,132
Sales	0	0	(898)	(5,037)	(7,786)
Principal Payments	(13,573)	(9,437)	(15,801)	(4,270)	(3,857)
Amortization of Discount	3,275	2,722	1,767	366	(92)
Mark-To-Market (Balance Sheet)	25,205	17,351	21,795	8,758	(3,258)
Mark-To-Market (Income Statement)	0	(248)	2,215	45	391

End of Period Balances	$352,479	$324,130	$284,759	$249,832	$190,813

Our residential credit-enhancement securities are generally first loss, second loss, or third loss interests of residential real estate loan pools securitized by others. First loss interests are allocated initial credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss interest. Our ownership of first loss interests provides credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior interests. Similarly, any first loss interests that are owned by others and that are junior to our second and third loss interests provide our interests with some principal protection from losses (they serve as external credit-enhancement to us).

Our credit-enhancement interests can be called away from us under limited circumstances. This is usually beneficial for us, as we receive a payment for the full principal value of an asset that, in general, we have acquired at a discount to the principal value. Our mark-to-market income benefited by $3.2 million from this type of call activity in 2002.

At December 31, 2002, we owned $559 million principal (face) value of residential credit-enhancement securities that had an adjusted cost basis on our books of $276 million. After mark-to-market adjustments, our net investment in these assets was reported on our balance sheet at a value of $352 million. Over the life of the underlying mortgage loans, we expect to receive $559 million in principal payments from these securities less credit losses. We receive interest payments each month on the outstanding principal amount. Of the $207 million difference between principal value and reported value, $225 million was designated as an internal credit reserve (reflecting our estimate of future credit losses over the life of the underlying mortgages), $59 million was designated as purchase discount to be accreted into income over time, and there was $77 million in cumulative positive balance sheet market valuation adjustments.

Table 10
Residential Loan Credit-Enhancement Securities – Net Book Value
(all dollars in thousands)

	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001

Total principal value (face value)	$559,186	$542,669	$492,642	$460,035	$353,435
Internal credit reserves	(224,891)	(220,735)	(206,343)	(194,556)	(140,411)
Discount to be amortized	(58,578)	(49,360)	(35,745)	(28,058)	(25,863)

Net investment	275,717	272,574	250,554	237,421	187,161
Market valuation adjustments	76,762	51,556	34,205	12,411	3,652

Net reported value	$352,479	$324,130	$284,759	$249,832	$190,813
First loss position, principal value	$215,046	$206,062	$181,179	$173,990	$129,019
Second loss position, principal value	163,428	152,433	139,290	127,930	96,567
Third loss position, principal value	180,712	184,174	172,173	158,115	127,849

Total principal value	$559,186	$542,669	$492,642	$460,035	$353,435
First loss position, reported value	$65,292	$52,595	$46,979	$42,760	$29,648
Second loss position, reported value	121,491	104,928	90,878	79,969	60,074
Third loss position, reported value	165,696	166,607	146,902	127,103	101,091

Total reported value	$352,479	$324,130	$284,759	$249,832	$190,813

Total interest income from our residential credit-enhancement securities increased to $37.4 million in 2002 from $16.7 million in 2001 and $8.5 million in 2000. An increase in our net investment in these securities plus an increase in realized yields accounted for this increase in interest income.

The yield on our investment in residential credit-enhancement securities was 15.44% during 2002, an increase from the 12.15% yield earned in 2001. We realized a 14.49% yield from a much smaller portfolio of these securities in 2000. Over the past several quarters, as a result of strong historical and anticipated performance (lower delinquencies, lower and delayed credit losses, and faster prepayments) that is better than previously projected, we have increased our estimate of the present value of the cash flows we will receive from these securities. As a result, the yields we recognize under the effective yield method of accounting have increased for these securities over the past several quarters. The decrease in yield from 2000 to 2001 was due to changes in the asset mix as we acquired a greater proportion of higher-rated (and thus lower yielding) third loss pieces for a period of time during 2001.

The yield we estimate and recognize under the effective yield method for each of our assets is subject to change as we constantly review performance data and our assumptions about the future and adjust cash flows for specific assets accordingly. Under the effective yield method, credit losses lower than (or later than) anticipated by the credit loss assumptions (credit reserve) imbedded in our cash flow forecasts could result in increasing yields being recognized from our current portfolio. In addition, faster than anticipated prepayment rates also tend to increase realized yields. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and/or require us to take market value adjustments through our income statement under EITF 99-20. Yield and EITF 99-20 adjustments are applied on an asset-specific basis. Thus, we may take EITF 99-20 charges even during a period when most of our assets perform better than anticipated and our overall portfolio is increasing. Our EITF 99-20 mark-to-market charges in 2002 totaled $1.2 million.

Table 11
Residential Loan Credit-Enhancement Securities — Interest Income and Yields
(all dollars in thousands)

			Average			Net
	Average	Average	Net			Discount	Total
	Principal	Credit	Discount	Average	Coupon	Amortization	Interest
	Value	Reserve	Balance	Basis	Income	Income	Income	Yield

Q1: 2001	$135,471	$(31,415)	$(18,260)	$85,796	$2,516	$126	$2,642	12.32%
Q2: 2001	184,472	(48,845)	(21,920)	113,707	3,242	161	3,403	11.97%
Q3: 2001	296,417	(96,364)	(31,378)	168,675	5,160	86	5,246	12.44%
Q4: 2001	328,652	(121,183)	(27,914)	179,555	5,484	(92)	5,392	12.01%
Q1: 2002	389,798	(164,995)	(23,263)	201,540	6,329	366	6,695	13.29%
Q2: 2002	467,108	(198,564)	(30,262)	238,282	7,239	1,767	9,006	15.12%
Q3: 2002	510,712	(211,094)	(41,774)	257,844	7,721	2,722	10,443	16.20%
Q4: 2002	546,239	(222,377)	(52,846)	271,016	8,008	3,275	11,283	16.65%

2000	$87,070	$(18,527)	$(9,734)	$58,809	$6,532	$1,992	$8,524	14.49%
2001	236,947	(74,763)	(24,907)	137,277	16,402	281	16,683	12.15%
2002	478,981	(199,447)	(37,130)	242,404	29,297	8,130	37,427	15.44%

Credit losses for the residential loans that we credit enhanced through our ownership of residential credit-enhancement securities totaled $1.1 million in 2002. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $59 billion of underlying loans we credit enhanced at December 31, 2002. Some of Redwood’s credit-enhancement securities benefit from first or second loss interests held by others (external credit-enhancement). Of the $1.1 million total credit losses to the underlying loans in 2002, nearly all was borne by external credit enhancement; only $21,000 in credit losses was borne by Redwood in 2002.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit-enhancement loans remained steady at low levels. They were 0.25% of current balances at December 31, 2002 and 0.24% at the beginning of 2002. We expect delinquencies and losses for our existing residential credit-enhancement securities to increase from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans. However, in periods where we have significant increases in the size of our credit-enhanced loan amounts through the acquisition of credit-enhancement securities on performing loan pools (as occurred in 2002), delinquencies as a percent of the underlying pool balances may decline due to the addition of performing loans to the denominator of this ratio.

Table 12
Residential Loan Credit-Enhancement Securities — Credit Results
(all dollars in thousands)

				Redwood’s
				Share of	Losses To		Total Credit
	Underlying			Credit	External	Total	Losses as
	Mortgage	Delinquencies		(Losses)	Credit	Credit	% of Loans
	Loans	$	%	Recoveries	Enhancement	Losses	(annualized)

Q1: 2001	$27,081,361	$63,893	0.24%	$(55)	$(550)	$(605)	0.01%
Q2: 2001	38,278,631	98,287	0.26%	(196)	(824)	(1,020)	0.01%
Q3: 2001	49,977,641	107,821	0.22%	(192)	(407)	(599)	0.01%
Q4: 2001	51,720,856	124,812	0.24%	(321)	(571)	(892)	0.01%
Q1: 2002	64,826,605	129,849	0.20%	166	(618)	(452)	0.01%
Q2: 2002	66,061,159	149,960	0.23%	74	(189)	(115)	0.01%
Q3: 2002	68,483,359	151,507	0.22%	(47)	(103)	(150)	0.01%
Q4: 2002	58,659,110	146,226	0.25%	(214)	(163)	(377)	0.01%

2000	$22,633,860	$51,709	0.23%	$(758)	$(3,750)	$(4,508)	0.02%
2001	51,720,856	124,812	0.24%	(764)	(2,352)	(3,116)	0.01%
2002	58,659,110	146,226	0.25%	(21)	(1,073)	(1,094)	0.01%

At December 31, 2002, we had $63 million of external credit enhancement protection reserves and $225 million of internal credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others. Total reserves of $288 million represented 49 basis points (0.49%) of our credit-enhancement portfolio of $59 billion. Reserves, credit protection, and risks are specific to each credit-enhancement interest. We establish the level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio and analytical tools to assist us in our assessment. Since many of the loans in our portfolio are recently originated, and we have had a relatively strong economy over the past several years, we would not expect to have significant losses to date relative to what is anticipated over the lives of these loans.

Table 13
Residential Loan Credit-Enhancement Securities — Credit Protection
(at period end, all dollars in thousands)

	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001

Internal Credit Reserves	$224,891	$220,735	$206,343	$194,556	$140,411
External Credit Enhancement	63,179	64,147	65,102	79,924	90,224

Total Credit Protection	$288,070	$284,882	$271,445	$274,480	$230,635
As % of Total Portfolio	0.49%	0.42%	0.41%	0.42%	0.45%

Our credit-enhancement securities are rated by the credit rating agencies. For the 536 separate residential credit enhancement securities we owned at December 31, 2002, 58 have received an upgrade since our acquisition of the security (28 of these received upgrades of two or more levels) and four received downgrades (one of which was downgraded by more than one level).

The following provides a summary of the characteristics of the underlying loans in the pools represented by interest we own in our credit-enhancement portfolio. This information is based on the most recent loan level detail available for each pool. At December 31, 2002, we credit enhanced 135,196 loans. Of the total loans of $59 billion, 43% were fixed-rate loans, 37% were hybrid loans (loans that are initially fixed and become adjustable 3 to 10 years after origination), and 20% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $433,880. Loans we credit-enhanced with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $4.7 billion. These loans over $1 million were 3% of the total number of loans and 8% of the total balance of loans that we credit-enhanced at December 31, 2002.

On average, our credit-enhancement portfolio loans had 25 months of seasoning at December 31, 2002. Generally, the credit risk for seasoned loans is reduced as property values appreciate and the loan balances amortize. The current LTV ratio for seasoned loans is often much reduced from the LTV ratio at origination.

Loans with LTV’s at origination in excess of 80% made up 5% of loan balances. We benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially reduce their effective LTV ratios. The average effective LTV at origination for all the loans we credit enhance (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 68%. Given housing appreciation and loan amortization, we believe the average current effective LTV for these loans at December 31, 2002 was lower than 68%.

The characteristics of the loans that we credit enhanced continued to illustrate the high-quality nature of the loans. The average FICO credit score of borrowers on these residential mortgage loans (for those loans where a FICO score was obtained) was 729. Borrowers with FICO scores over 720 comprised 61% of this portfolio, those with scores between 680 and 720 comprised 24%, those with scores between 620 and 680 comprised 14%, and those with scores below 620 comprised 1%. In general, loans with lower FICO scores have strong compensating factors that may serve to mitigate the apparent risk of the lower FICO score.

Table 14
Residential Loan Credit-Enhancement Securities – Underlying Collateral Characteristics
(all dollars in thousands)

	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001

Credit-enhancement securities	$58,659,110	$68,483,359	$66,061,159	$64,826,605	$51,720,856
Number of credit-enhanced loans	135,196	160,695	165,515	162,502	133,634
Average loan size	$434	$426	$399	$398	$387

Adjustable %	20%	20%	19%	19%	15%
Hybrid %	37%	28%	20%	14%	17%
Fixed %	43%	52%	61%	67%	68%

Northern California	27%	27%	25%	25%	27%
Southern California	25%	24%	24%	25%	26%
New York	5%	4%	5%	5%	5%
Florida	3%	3%	3%	3%	3%
Texas	3%	3%	4%	4%	4%
Massachusetts	3%	3%	3%	3%	3%
Other states (none greater than 3%)	34%	36%	36%	35%	32%

Year 2002 origination	28%	25%	11%	1%	0%
Year 2001 origination	40%	43%	49%	55%	43%
Year 2000 origination	5%	5%	6%	8%	10%
Year 1999 origination	11%	11%	16%	17%	22%
Year 1998 or earlier origination	16%	16%	18%	19%	25%

% balance in loans > $1mm per loan	8%	6%	5%	4%	4%

The geographic dispersion of our credit-enhancement portfolio generally mirrors that of the jumbo residential market as a whole, with approximately half of our loans concentrated in California.

For the loans that we credit enhanced where the home was located in Northern California (27% of the total portfolio), at December 31, 2002, the average loan balance was $463,540, the average FICO score was 732, and the average LTV at origination was 66%. On average, these Northern California loans had 22 months of seasoning, with 37% originated in year 2002, 35% in year 2001, 4% in year 2000, and 24% in years 1999 or earlier. At quarter end, loans with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $1.5 billion. They represented 4% of the total number of Northern California loans and 10% of the total balance of Northern California loans. Delinquencies in our Northern California residential credit-enhancement portfolio at December 31, 2002 were 0.12% of current loan balances.

For the loans that we credit enhanced where the home was located in Southern California (25% of the total portfolio), at December 31, 2002, the average loan balance was $447,510, the average FICO score was 728, and the average LTV at origination was 68%. On average, these Southern California loans had 32 months of seasoning, with 29% originated in year 2002, 32% in year 2001, 3% in year 2000, and 36% in years 1999 or earlier. At quarter end, loans with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $1.4 billion. They represented 3% of the total number of Southern California loans and 10% of the total balance of Southern California loans. Delinquencies in our Southern California residential credit-enhancement portfolio at December 31, 2002 were 0.23% of current loan balances.

Combined Residential Loan Portfolios

The tables below summarize our residential real estate loan portfolio and our residential credit-enhancement loan portfolio on a combined basis.

Table 15
Residential Portfolios – Credit Protection
(all dollars in thousands)

					Total
		Redwood's			Credit
	Total	Residential	External	Total	Protection
	Residential	Credit	Credit	Credit	As % of
	Loans	Reserve	Enhancement	Protection	Loans

Q1: 2001	$28,153,180	$40,690	$86,600	$127,290	0.45%
Q2: 2001	39,339,101	83,290	91,004	174,294	0.44%
Q3: 2001	51,332,247	117,093	94,745	211,838	0.41%
Q4: 2001	53,195,718	145,610	90,224	235,834	0.44%
Q1: 2002	66,620,865	200,037	79,924	279,961	0.42%
Q2: 2002	68,864,715	212,296	65,102	277,398	0.40%
Q3: 2002	73,245,252	227,346	64,147	291,493	0.40%
Q4: 2002	64,874,289	233,162	63,179	296,341	0.46%

2000	$23,764,857	$31,866	$86,840	$118,706	0.50%
2001	53,195,718	145,610	90,224	235,834	0.44%
2002	64,874,289	233,162	63,179	296,341	0.46%

Table 16
Residential Portfolios – Credit Performance
(all dollars in thousands)

		Delinquencies	Redwood's	Losses		Total
		As % of	Share of	To		Credit
		Total	Net Credit	External	Total	Losses as
		Residential	(Losses)	Credit	Credit	% of Loans
	Delinquencies	Loans	Recoveries	Enhancement	Losses	(annualized)

Q1: 2001	$70,264	0.25%	$(85)	$(550)	$(635)	0.01%
Q2: 2001	103,200	0.26%	(208)	(824)	(1,032)	0.01%
Q3: 2001	112,644	0.22%	(503)	(407)	(910)	0.01%
Q4: 2001	129,881	0.24%	(350)	(571)	(921)	0.01%
Q1: 2002	134,775	0.20%	166	(618)	(452)	0.01%
Q2: 2002	153,217	0.22%	74	(189)	(115)	0.01%
Q3: 2002	152,894	0.21%	(283)	(103)	(386)	0.01%
Q4: 2002	150,353	0.23%	(214)	(163)	(377)	0.01%

2000	$57,376	0.24%	$(800)	$(3,750)	$(4,550)	0.02%
2001	129,881	0.24%	(1,146)	(2,352)	(3,498)	0.01%
2002	150,353	0.23%	(257)	(1,073)	(1,330)	0.01%

Commercial Real Estate Loans

Our commercial real estate loan portfolio fell from $51 million at December 31, 2001 to $29 million at December 31, 2002, with minor levels of activity during the year. We plan to continue to invest in more commercial loans and commercial loan participations in the future.

Table 17
Commercial Real Estate Loans — Activity
(all dollars in thousands)

	Q4 2002	Q3 2002	Q2 2002	Q1 2002	Q4 2001

Start of Period Balances	$50,664	$49,798	$49,380	$51,084	$64,362
Acquisitions	0	919	470	140	210
Sales	0	0	0	0	0
Principal Payments	(21,068)	(54)	(53)	(1,873)	(13,403)
Amortization	24	0	0	28	29
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	(350)	1	1	1	(114)

End of Period Balances	$29,270	$50,664	$49,798	$49,380	$51,084

All our adjustable-rate commercial real estate loans had interest rate floors, so the decline in short-term interest rates during 2001 did not have a material impact on the yields on these loans. Thus, the yield on our commercial real estate loan portfolio has remained in a relatively stable range over the past several years. Our yield during 2002 was lower than the yield during 2001 and 2000 due to a reduction in fees recognized at the time of a loan payoff in the later period. Early payoffs generally result in the acceleration of the recognition of deferred origination fees, prepayment penalty, and exit fees. We had two loans pay off in late 2002, but these loans did not have significant amounts of deferred fees associated with them.

Table 18
Commercial Real Estate Loans — Interest Income and Yields
(all dollars in thousands)

		Average
	Average	Net		Discount	Credit	Total
	Principal	Discount	Coupon	Amortization	Provision	Interest
	Value	Balance	Income	Income	Expense	Income	Yield

Q1: 2001	$73,836	$(1,208)	$1,857	$76	$0	$1,933	10.65%
Q2: 2001	70,279	(878)	1,857	104	0	1,961	11.30%
Q3: 2001	66,024	(724)	1,680	15	0	1,695	10.38%
Q4: 2001	64,851	(601)	1,862	29	0	1,891	11.77%
Q1: 2002	50,872	(702)	1,247	27	0	1,274	10.15%
Q2: 2002	50,036	(667)	1,233	0	0	1,233	9.99%
Q3: 2002	50,754	(652)	1,280	0	0	1,280	10.22%
Q4: 2002	48,590	(655)	1,189	24	0	1,213	10.12%

2000*	$53,127	$(1,116)	$5,260	$822	$0	$6,082	11.69%
2001	68,715	(851)	7,256	224	0	7,480	11.02%
2002	50,059	(669)	4,949	51	0	5,000	10.12%
* Includes loans held at RWT Holdings, Inc., which was consolidated with our financials as of January 1, 2001.

We have been investing in commercial real estate loans since 1998. We had our first commercial real estate loan default in the fourth quarter of 2002. We estimated that the net realizable value of the property underlying this $1 million loan was approximately $650,000. We wrote down the loan and recognized a $350,000 loss through our income statement in the fourth quarter of 2002. We anticipate liquidating this asset during 2003. In addition to this loan, a slowing economy — as well as factors particular to each of our other loans — could cause credit concerns and issues in the future. If this occurs, we may need to provide for future losses on our commercial loans held for investment or reduce the reported value for commercial loans held for sale. Other factors may also affect the market value of these loans.

Table 19
Commercial Real Estate Loans — Characteristics
(all dollars in thousands)

	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002	Dec. 2001

Commercial Mortgage Loans	$29,270	$50,664	$49,978	$49,380	$51,084
Number of Loans	7	9	8	7	8
Average Loan Size	$4,181	$5,629	$6,247	$7,054	$6,386
Serious Delinquency	$650	$0	$0	$0	$0
Realized Credit losses	$0	$0	$0	$0	$0
California %	36%	62%	61%	61%	59%

Our goal is to secure long-term non-recourse debt for our commercial mortgage loans. In 2002, we issued $8 million of long-term debt collateralized debt for our commercial real estate mortgage loans. At December 31, 2002, one of our commercial loans, totaling $9.7 million of principal, was financed through long-term debt in the form of commercial loan participations. In 2002, we acquired subordinated participations in two commercial mortgage loans originated by others. Our loan participations and our remaining commercial mortgage loans are currently financed with equity.

Securities Portfolio

Our securities portfolio consists of all the securities that we own with the exception of residential loan credit-enhancement securities (discussed above) and cash-equivalent securities.

For several years, we have been shifting the asset mix of our securities portfolio. We have also increased our investment in those types of residential and commercial real estate loan securities (primarily rated AA, A, and BBB) that can be funded efficiently through the issuance of securitized long-term non-recourse debt. We have been selling our Fannie Mae, Freddie Mac, and other AAA-rated securities that require the use of short-term recourse funding (“repo”). Repo debt is subject to various liquidity risks, including rollover risk and collateral margin calls. We sold the last of our securities that require repo funding during the fourth quarter of 2002, thus completing this shift in asset mix and significantly strengthening our balance sheet. We continue to invest in diverse real estate loan securities that are suitable for long-term funding.

At December 31, 2002, our securities portfolio consisted of $336 million of real estate loan securities, including prime residential, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, and real estate CDO securities. As investors in these generally investment-grade securities, we are exposed to the credit risk of the underlying mortgage loans but we also benefit from a significant degree of credit-enhancement that the rating agencies require in order to give these securities an investment-grade rating. We also own equity in real estate-oriented CDOs. Also, in the fourth quarter of 2002, we have made initial investments in below-investment grade commercial real estate credit-enhancement securities and in investment-grade corporate debt issued by REITs that own commercial real estate properties.

A portion of our securities portfolio was financed through long-term debt through three resecuritizations completed in 2002. One of these was our first issuance of Collateralized Debt Obligations through our Acacia CDO program. We are planning additional similar long-term debt issuances in the future. Long-term debt associated with our securities portfolio totaled $344 million at December 31, 2002; no long-term debt existed for these assets at December 31, 2001. Short-term debt associated with our securities portfolio declined from $683 million at December 31, 2001 to zero at December 31, 2002. In the future, we anticipate funding some securities on a short-term basis with short-term recourse debt during the period of time we are accumulating these securities in anticipation of securitization.

All assets in our securities portfolio are reported on our balance sheet at their estimated fair value. Changes in the market value in the securities we currently own are generally reported in the balance sheet in Accumulated Other Compensation Income. Nearly all of our existing securities fall under the provisions of EITF 99-20 and adverse changes in cash flows may result in market valuation adjustments to be taken through our income statement. However, the market value of some securities may fall below our reported value, as a result of changes in interest rates or market spreads. In these instances, negative changes in market value continue to be reported in our balance sheet.

Table 20
Securities Portfolio — Activity
(all dollars in thousands)

	Q4 2002	Q3 2002	Q2 2002	Q1 2002	Q4 2001

Start of Period Balances	$491,756	$512,490	$609,432	$683,482	$608,793
Acquisitions	196,279	6,811	23,026	76,701	147,251
Sales	(315,308)	0	(56,802)	(89,395)	(15,260)
Principal Payments	(31,009)	(31,830)	(65,617)	(60,040)	(53,400)
Premium Amortization	(24)	(1,052)	(1,249)	(1,701)	(799)
Mark-To-Market (Balance Sheet)	(7,128)	970	3,017	(444)	(2,034)
Mark-To-Market (Income Statement)	1,131	4,367	683	829	(1,069)

End of Period Balances	$335,697	$491,756	$512,490	$609,432	$683,482

Total interest income from our securities portfolio was $24.4 million in 2002, a decrease from $54.3 million in 2001 and $67.2 million in 2000. This decrease was the result of lower average balances and lower yields.

Yields for our securities portfolio continued to fall as most of these assets were variable rate assets and the coupons reset downwards as a result of falling short-term interest rates. The yield during 2002 was 4.84%, a decrease from 7.04% during 2001 and 7.53% during 2000.

Table 21
Securities Portfolio — Interest Income and Yields
(all dollars in thousands)

		Average		Net
	Average	Net		Premium	Total
	Principal	Premium	Interest	Amortization	Interest
	Value	Balance	Income	Expense	Income	Yield

Q1: 2001	$874,307	$10,164	$17,634	$(586)	$17,048	7.71%
Q2: 2001	910,793	14,013	17,648	(1,086)	16,562	7.16%
Q3: 2001	626,246	12,332	11,642	(898)	10,744	6.73%
Q4: 2001	628,193	11,838	10,702	(799)	9,903	6.19%
Q1: 2002	666,570	10,122	10,215	(1,701)	8,514	5.03%
Q2: 2002	520,844	8,999	7,471	(1,249)	6,222	4.70%
Q3: 2002	486,095	7,902	6,770	(1,051)	5,719	4.63%
Q4: 2002	316,385	3,769	3,973	(24)	3,949	4.93%

2000	$884,081	$8,475	$68,982	$(1,776)	$67,206	7.53%
2001	758,844	12,092	57,626	(3,369)	54,257	7.04%
2002	496,483	7,918	28,429	(4,025)	24,404	4.84%

The table below presents our securities portfolio by asset type and current credit rating.

Table 22
Securities Portfolio – Characteristics at December 31, 2002
(all dollars in thousands)

		Rating:
Securities	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial Real Estate	$52,985	$4,579	$0	$15,993	$28,501	$0	$3,912	$0
Residential Prime	117,093	37,857	68,928	6,817	3,491	0	0	0
Residential Subprime	67,644	0	0	32,164	35,480	0	0	0
Residential Second Lien	24,943	0	13,037	7,787	4,119	0	0	0
Manufactured Housing	15,210	2,854	12,356	0	0	0	0	0
Corporate REIT Debt	30,501	0	0	6,886	23,615	0	0	0
Real Estate CDOs	27,321	0	4,863	4,693	14,026	0	0	3,739

Total Securities Portfolio	$335,697	$45,290	$99,184	$74,340	$109,232	$0	$3,912	$3,739

Interest Expense

Short-term interest rates stabilized in 2002 after falling in 2001. Our reported cost of borrowed funds fell dramatically in 2001 and continued to fall slowly in 2002 as the interest rates on our borrowings adjusted to market conditions with a lag. Our total reported cost of funds was 2.54% during 2002, a decrease from 5.04% in 2001 and 6.69% in 2000. Our greater utilization of more costly long-term debt was more than offset by a decrease in the short-term interest rate indices that determine the cost of our adjustable-rate debt.

Our average reported debt levels continued to rise as we acquired residential loans, issued non-recourse long-term debt to fund these acquisitions, and accounted for these securitizations as financings. Our average reported borrowings were $3.6 billion during 2002, an increase from $2.0 billion in 2001 and $2.1 billion in 2000. At year-end 2002, our reported debt was $6.5 billion.

In 2002, our increased amount of borrowed funds on a reported basis did not result in an increase in total interest expense from previous years due to the decline in short-term interest rates over the past few years. Total reported interest expense was $92 million in 2002, as compared to $98 million in 2001 and $139 million in 2000.

Table 23
Interest Expense
(all dollars in thousands)

		Long	Long		Short	Short
	Average	Term	Term	Average	Term	Term		Total
	Long	Debt	Debt	Short	Debt	Debt	Total	Cost
	Term	Interest	Cost of	Term	Interest	Cost of	Interest	Of
	Debt	Expense	Funds	Debt	Expense	Funds	Expense	Funds

Q1: 2001	$1,072,172	$17,838	6.65%	$910,515	$13,575	5.96%	$31,413	6.34%
Q2: 2001	1,018,646	15,167	5.96%	964,543	11,843	4.91%	27,010	5.45%
Q3: 2001	933,340	12,714	5.45%	852,341	8,841	4.15%	21,555	4.83%
Q4: 2001	1,193,050	11,949	4.01%	839,879	6,142	2.93%	18,091	3.56%
Q1: 2002	1,280,503	10,661	3.33%	931,424	4,941	2.12%	15,602	2.82%
Q2: 2002	1,806,884	12,894	2.85%	945,331	5,595	2.37%	18,489	2.69%
Q3: 2002	2,893,682	18,893	2.61%	888,035	5,398	2.43%	24,291	2.57%
Q4: 2002	5,018,353	28,945	2.31%	661,885	4,378	2.65%	33,323	2.35%

2000	$1,137,324	$76,294	6.71%	$933,619	$62,309	6.67%	$138,603	6.69%
2001	1,054,135	57,668	5.47%	891,251	40,401	4.53%	98,069	5.04%
2002	2,760,490	71,393	2.58%	856,016	20,312	2.37%	91,705	2.54%

     On a recourse basis (assuming we had structured our non-recourse securitizations to obtain sales accounting treatment rather than financing accounting treatment) our cost of borrowed funds fell from 6.67% in 2000 to 4.53% in 2001 to 2.37% in 2002 as a result of interest rate declines (as shown in Table 3). In recent quarters, however, the trend in our cost of recourse debt has been rising, as we have changed the mix of securities and loans we fund with short-term debt towards assets that are more expensive to borrow against. Our recourse debt balances have declined from $756 million at year-end 2000 to $797 million at year-end 2001 to $100 million at year-end 2002, as we reduced short-term debt balances by securitizing some assets and selling others. As a result of lower interest rates and lower recourse debt balances, our interest expense on a recourse basis declined from $62 million in 2000, to $40 million in 2001 and to $20 million in 2002.

     We continue to issue long-term debt to finance our residential loans, commercial loans, and securities. The tables below lists our long-term debt issuances through December 31, 2002. The principal balance of each of these long-term debt issuances pays down as a function of the principal payouts received on the underlying real estate loans or securities.

Table 24
Long-Term Debt Characteristics
Residential Mortgage Loans — Sequoia
(all dollars in thousands)

							Principal	Interest
Sequoia			Original			Estimated	Outstanding	Rate At
Long Term Debt	Debt	Issue	Issue		Stated	Callable	At Dec. 31,	Dec. 31,
Issue	Rating	Date	Amount	Index	Maturity	Date	2002	2002

Sequoia 1 A1	AAA	7/29/97	$334,347	1m LIBOR	2/15/28	Called	$0	NM
Sequoia 1 A2	AAA	7/29/97	200,000	Fed Funds	2/15/28	Called	0	NM
Sequoia 2 A1	AAA	11/6/97	592,560	1y Treasury	3/30/29	2004	188,764	3.16%
Sequoia 2 A2	AAA	11/6/97	156,600	1m LIBOR	3/30/29	2004	49,886	1.76%
Sequoia 3 A1	AAA	6/26/98	225,459	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A2	AAA	6/26/98	95,000	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A3	AAA	6/26/98	164,200	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A4	AAA	6/26/98	121,923	1m LIBOR	5/31/28	2003	48,311	1.97%
Sequoia 3 M1	AA/AAA	6/26/98	16,127	1m LIBOR	5/31/28	2003	16,127	2.42%
Sequoia 3 M2	A/AA	6/26/98	7,741	1m LIBOR	5/31/28	2003	7,741	2.67%
Sequoia 3 M3	BBB/A	6/26/98	4,838	1m LIBOR	5/31/28	2003	4,838	2.92%
Sequoia 1A A1	AAA	5/4/99	157,266	1m LIBOR	2/15/28	Called	0	NM
Sequoia 4 A	AAA	3/21/00	377,119	1m LIBOR	8/31/24	2006	202,180	1.78%
Sequoia 5 A	AAA	10/29/01	496,667	1m LIBOR	10/29/26	2008	434,649	1.77%
Sequoia 5 B1	AA	10/29/01	5,918	1m LIBOR	10/29/26	2008	5,918	2.22%
Sequoia 5 B2	A	10/29/01	5,146	1m LIBOR	10/29/26	2008	5,146	2.22%
Sequoia 5 B3	BBB	10/29/01	2,316	1m LIBOR	10/29/26	2008	2,316	2.22%
Sequoia 6A	AAA	4/26/02	496,378	1m LIBOR	4/26/27	2008	461,787	1.74%
Sequoia 6B1	AA	4/26/02	5,915	1m LIBOR	4/26/27	2008	5,915	2.52%
Sequoia 7A	AAA	5/29/02	554,686	1m LIBOR	5/29/32	2008	520,750	1.76%
Sequoia 7B1	AA	5/29/02	8,080	1m LIBOR	5/29/32	2008	8,080	2.57%
Sequoia 8 1A-1	AAA	7/30/02	50,000	1m LIBOR	8/20/32	2008	24,577	1.55%
Sequoia 8 1A-2	AAA	7/30/02	61,468	Fixed to 12/04	8/20/32	2008	61,468	3.46%
Sequoia 8 2A	AAA	7/30/02	463,097	1m LIBOR	8/20/32	2008	447,808	1.72%
Sequoia 8 3A	AAA	7/30/02	49,973	6m LIBOR	8/20/32	2008	47,834	3.38%
Sequoia 8 B1	AA	7/30/02	9,069	1m LIBOR	8/20/32	2008	9,069	2.10%
Sequoia 9 1A	AAA	8/28/02	381,689	1m LIBOR	9/20/32	2010	375,997	1.77%
Sequoia 9 2A	AAA	8/28/02	168,875	1m LIBOR	9/20/32	2010	162,251	3.60%
Sequoia 9 B1	AA	8/28/02	7,702	1m LIBOR	9/20/32	2010	7,702	2.17%
Sequoia 10 1A	AAA	9/26/02	822,375	1m LIBOR	10/20/27	2010	813,379	1.82%
Sequoia 10 2A-1	AAA	9/26/02	190,000	1m LIBOR	10/20/27	2010	187,844	1.80%
Sequoia 10 2A-2	AAA	9/26/02	3,500	1m LIBOR	10/20/27	2010	3,500	2.10%
Sequoia 10 B1	AA	9/26/02	12,600	1m LIBOR	10/20/27	2010	12,600	2.22%
Sequoia 10 B2	A	9/26/02	8,400	1m LIBOR	10/20/27	2010	8,400	2.22%
Sequoia 10 B3	BBB	9/26/02	4,725	1m LIBOR	10/20/27	2010	4,725	2.82%
Sequoia 11 A	AAA	10/30/02	695,210	1m LIBOR	12/21/32	2011	689,373	1.87%
Sequoia 11 B1	AA	10/30/02	9,726	1m LIBOR	12/21/32	2011	9,726	2.39%
Sequoia 12 A	AAA	12/19/02	1,080,076	1m LIBOR	1/21/33	2011	1,080,076	1.87%
Sequoia 12 B1	AA	12/19/02	16,815	1m LIBOR	1/21/33	2011	16,815	2.27%

Total Sequoia Issuance			$8,063,586				$5,925,552	1.94%

Table 25
Long-Term Debt Characteristics
Commercial Real Estate Loans
(all dollars in thousands)

							Principal	Interest
Commercial			Original			Estimated	Outstanding	Rate At
Long Term Debt	Debt	Issue	Issue		Stated	Callable	At Dec. 31,	Dec. 31,
Issue	Rating	Date	Amount	Index	Maturity	Date	2002	2002

Commercial 1	NR	3/30/01	$9,010	1m LIBOR	11/1/02	Paid Off	$0	NM
Commercial 2	NR	3/30/01	8,320	1m LIBOR	10/1/03	Paid Off	0	NM
Commercial 3	NR	3/1/02	8,318	1m LIBOR	7/1/03	NC	8,283	8.63%

Total Commercial Issuances			$25,648				$8,283	8.63%

Table 26

Long-Term Debt Characteristics
Collateral Debt Obligations and Other Resecuritizations – Acacia and SMFC
(all dollars in thousands)

							Principal	Interest
Resecuritizations			Original			Estimated	Outstanding	Rate At
Long Term Debt	Debt	Issue	Issue		Stated	Callable	At Dec. 31,	Dec. 31,
Issue	Rating	Date	Amount	Index	Maturity	Date	2002	2002

SMFC 2002A A1	AAA	4/30/02	$64,761	1m LIBOR	4/30/30	2008	$49,166	2.02%
SMFC 2002A A2	AAA	4/30/02	15,861	1m LIBOR	8/30/29	2008	13,713	2.17%
Acacia CDO 1 A	AAA	12/10/02	224,250	3m LIBOR	12/4/18	2010	224,250	2.00%
Acacia CDO 1 B	AA	12/10/02	45,000	3m LIBOR	12/4/37	2010	45,000	2.72%
Acacia CDO 1 C	BBB	12/10/02	15,750	3m LIBOR	12/4/37	2010	15,750	4.12%
SMFC 2002B I A1	AA	12/19/02	16,855	Fixed	8/28/31	2006	16,823	5.43%
SMFC 2002B I A2	A	12/19/02	18,274	Fixed	8/28/31	2006	18,239	5.68%
SMFC 2002B I A3	BBB	12/19/02	17,221	Fixed	8/28/31	2006	17,188	6.38%
SMFC 2002B I A4	BB	12/19/02	25,133	Fixed	8/28/31	2006	25,085	6.75%
SMFC 2002B II A1	AA	12/19/02	15,517	Fixed	12/29/39	2006	14,638	4.82%
SMFC 2002B II A2	A	12/19/02	18,345	Fixed	12/29/39	2006	17,305	4.92%
SMFC 2002B II A3	BBB	12/19/02	14,989	Fixed	12/29/39	2006	14,139	5.35%
SMFC 2002B II A4	BB	12/19/02	8,347	Fixed	12/29/39	2006	7,872	6.00%

Total Resecuritizations			$500,303				$479,168	3.17%

Interest Rate Agreements

We enter into interest rate agreements from time to time to assist in the management of interest rate risk. Through September 30, 2002, we had not elected to obtain hedge accounting treatment under FAS 133 on any of our interest rate agreements. Thus, prior to the fourth quarter of 2002, all our interest rate agreements were reported at fair value with any changes in values reported through our income statement under realized and unrealized mark-to-market adjustments.

In the fourth quarter of 2002, due to asset growth, changes in our balance sheet, and other factors, we expanded our use of interest rate agreements. We use these interest rate agreements to reduce earnings volatility that arises from our future and existing variable rate liabilities. We are able to obtain cash flow hedging accounting treatment for these interest rate agreements under FAS 133. Under this accounting treatment, the interest rate agreements are reported at fair market value through the balance sheet, with any ineffective portion of the hedges reflected in our income statement, either through interest expense or through our unrealized or realized mark-to-market valuation adjustments. In 2002, we recognized a minimal amount of ineffectiveness in these hedges. At December 31, 2002, the Accumulated Other Comprehensive Income account in our balance sheet reflected the fair market value of these hedges of negative $3.1 million.

Some interest rate agreements we owned during 2002 and at December 31, 2002 were not accounted for as cash flow hedges under FAS 133. These interest rate agreements were reported at fair market value with changes in market values totaling negative $4.3 million reported through our income statement in net unrealized and realized market value gains and losses.

Operating Expenses

Operating expense as a percentage of equity and operating expense as a percentage of net interest income are, in our opinion, the best measures of operating cost efficiency for our company. Although these measures vary from year to year and quarter to quarter, the general trend has been towards greater productivity, especially from a fixed cost perspective. However, since a large portion of our operating expenses include variable compensation accruals tied to earnings and dividends, our improved performance over the past few years has increased our variable compensation expenses. Operating expense as a percentage of equity increased slightly over the last few years, from 4.7% in 2000 to 4.8% in 2001 and 4.9% in 2002. Operating expenses as a percentage of net interest income declined from 33% in 2000 to 25% in 2001 but then rose slightly to 26% in 2002. If we continue to increase the scale of our business, we generally expect to benefit from operating leverage — we expect growth in our operating expenses to be restrained relative to growth in equity and net interest income. We have already achieved material improvements in productivity when measuring operating costs assuming performance-based compensation is normalized (i.e., assuming return on equity and dividend rates — the drivers of our performance-based compensation system — are held constant).

Table 27
Operating Expenses
(all dollars in thousands)

					Efficiency
			Variable	Operating	Ratio:
			(Performance	Expenses/	Operating
	Total	Fixed	Based)	Average	Expenses/
	Operating	Operating	Operating	Total	Net Interest
	Expenses	Expenses	Expenses	Equity	Income

Q1: 2001	$2,980	$1,624	$1,356	5.5%	29%
Q2: 2001	3,378	1,805	1,573	6.1%	30%
Q3: 2001	2,748	1,293	1,455	4.3%	24%
Q4: 2001	2,730	1,560	1,170	3.6%	21%
Q1: 2002	3,546	1,758	1,788	4.3%	23%
Q2: 2002	4,536	2,081	2,455	4.9%	26%
Q3: 2002	4,290	2,101	2,189	4.5%	24%
Q4: 2002	6,009	2,230	3,779	6.0%	29%

2000*	$10,020	$7,704	$3,316	4.7%	33%
2001	11,836	6,282	5,554	4.8%	25%
2002	18,381	8,170	10,211	4.9%	26%
* Includes operating expenses at RWT Holdings, Inc. that were consolidated with our reported operating expenses starting January 1, 2001.

Stock Option Costs

We currently recognize the cost of stock option issuance in our GAAP financial statements in two ways. First, in accordance with GAAP, we recognize in our per-share calculations the potential dilutive effect of all of our outstanding options that are in the money (those that have an option strike price less than the current Redwood share price). Our GAAP earnings per share, which is calculated on a diluted share basis, was $3.44 in 2002. Without this calculation of potential dilution, reported GAAP earnings (per basic share) was $3.55 per share. For 2002, the difference between our average shares outstanding and average diluted shares outstanding (incorporating the potential dilutive effect of options) was 481,174 shares, or 3.2% of our average shares outstanding.

Second, we include in GAAP income stock option expenses associated with a portion of our stock options that require variable accounting treatment under GAAP. This GAAP expense represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not a cash item. In periods of stock price appreciation, like 2002, this expense totaled $0.7 million, or $0.04 per diluted share for this period. During periods of stock price decline, this accounting treatment may increase our reported income for the quarter. This expense (or income) is included in Other Income (Expense) on our Consolidated Statements of Operations. Since this expense is based on the market price of our common stock per share, we exclude it from our core earnings calculations.

We have not adopted the fair value method under FAS 123 as a method of accounting for stock options expenses and related items. However, consistent with the disclosure requirements of FAS 123 and FAS 148, we calculate the effect to earnings that this accounting treatment would provide. These disclosures are included elsewhere in this Form 10-K under our Notes to Consolidated Financial Statements. As shown therein, the effect to year 2002 earnings of adoption of this method of expensing stock options for accounting purposes would have reduced our reported earnings by less than 2%.

Mark-to-Market Adjustments

Changes in the market value of certain of our real estate assets and interest rate agreements affect our net income each year. For 2002, income statement mark-to-market adjustments totaled a positive $5.1 million ($0.33 per share) as compared to negative $0.8 million ($0.08 per share) in 2001 and negative $2.3 million ($0.26 per share) in 2000. We also mark-to-market certain assets through our balance sheet; these adjustments affect our reported book value but not our net income. Net balance sheet adjustments were positive $66.4 million in 2002 ($4.24 per share) and $2.8 million ($0.27 per share) in 2001. Changes in market values were due to favorable credit and prepayment performance and, to a lesser degree, falling interest rates and other factors.

Preferred Stock

Our expense for preferred stock dividends was $2.7 million in 2002, 2001, and 2000, reflecting a total dividend of $3.02 per share on 902,068 shares outstanding. We currently intend to convert this preferred stock into common stock when it is possible to do so under the terms of the preferred stock. Generally, this conversion is permitted when the closing price of our common stock equals or exceeds $31.00 per share for 20 out of 30 consecutive trading days. Each share of preferred stock is convertible into one share of common stock. Thus, any such conversion would result in the issuance of 902,068 new common shares. We do not believe a preferred stock conversion would have a material affect on earnings per share.

Shareholder Wealth

In the 8.25 years since the commencement of Redwood’s operations, cumulative shareholder wealth has grown at a compound rate of 20% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus reinvestment of dividends. In calculating shareholder wealth, we assume that dividends were reinvested through the purchase of additional shares at the prevailing book value per share. With this assumption, the shareholder wealth we created can be compared to book value per share growth at a non-REIT company that has retained its earnings and compounded book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

Book value per share was $11.67 in September 1994 when we commenced operations. We increased book value to $27.43 per share at December 31, 2002 through the retention of cash by keeping dividends lower than cash flow, net positive changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock at prices below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $12.755 per share, and reinvestment earnings on those dividends were $12.43 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $52.62 per share during this 8.25-year period. A company that earned a 20% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

Table 28
Shareholder Wealth
(dollars per share)

	Book	Dividends		Cumulative
	Value	Declared		Reinvestment	Cumulative
	Per	During	Cumulative	Earnings on	Shareholder
	Share	Period	Dividends	Dividends	Wealth

Sep. 1994	$11.67	$0.000	$0.000	$0.00	$11.67
Dec. 1994	10.82	0.250	0.250	0.00	11.07
Dec. 1995	12.38	0.960	1.210	0.09	13.68
Dec. 1996	16.50	1.670	2.880	1.07	20.45
Dec. 1997	21.55	2.150	5.030	3.07	29.65
Dec. 1998	20.27	0.280	5.310	2.67	28.25
Dec. 1999	20.88	0.400	5.710	3.07	29.66
Dec. 2000	21.47	1.610	7.320	4.11	32.90
Dec. 2001	22.21	2.550	9.870	6.03	38.11
Dec. 2002	27.43	2.885	12.755	12.43	52.62

Taxable Income and Dividends

Prior to 2002, we generally planned to distribute over time as preferred and common stock dividends 100% of our taxable REIT income earned at our parent company, Redwood Trust, which has elected REIT status. However, to maintain the REIT status of our parent company, we need only distribute 90% of our taxable REIT income. In the future, we may elect to retain (and pay corporate income taxes on) up to 10% of our taxable REIT income while continuing to maintain our REIT status.

Through 2001, we have declared by the end of each calendar year dividend distributions equal to all undistributed taxable REIT income from the prior year plus at least 85% of the taxable REIT income we have earned in that calendar year. In 2002, our dividend declarations during the year were less than the amount that would result in an 85% distribution of year 2002 taxable REIT income. Thus, we provided for an excise tax expense in the fourth quarter of $1 million, or $0.06 per share. Retained earnings are available to support future investments in real estate assets and to support future dividend payments.

Our taxable REIT income usually differs materially from our core earnings and reported GAAP income as income calculation methods differ. Also, we conduct a portion of our real estate loan investment business in taxable subsidiaries; taxable income earned in these subsidiaries is part of GAAP and core earnings but is not part of our taxable REIT income and is not subject to minimum dividend distribution requirements. We may elect to transfer a larger portion of our business to our taxable subsidiaries, which would likely have the effect of raising our tax liabilities (after any net tax operating losses in these subsidiaries were utilized) and reducing our minimum dividend distribution requirements, but increasing retained earnings over time. Our goal in taking any such actions would be to increase the sustainability (and future growth rate) of our current regular dividend. To the extent we retain earnings, special dividend payments in the future may be reduced.

Our common stock dividend policy and distributions are set by our Board of Directors. Generally, distributions depend on our taxable REIT income, GAAP earnings, core income, cash flows, overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. The Board of Directors may reduce our regular dividend rate when it believes it may be in the long-term interest of Redwood Trust and its shareholders to do so. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of December 31, 2002, full cumulative dividends have been paid on this Preferred Stock.

Under current policy, the Board sets our regular dividend for common shareholders at a rate that it believes is more likely than not to be sustainable, given current expectations for cash flow generation and other factors. In years when our minimum dividend distribution requirement under the REIT rules exceeds what we believe to be our sustainable dividend rate, the Board may declare one or more special quarterly cash dividends, or chose to defer payment of the dividends and pay an excise tax on a portion of the deferred distributions, or retain a portion of the income and pay income taxes on the retained portion.

Distributions to our shareholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. All dividends declared and paid prior to 2002 were ordinary income. In 2002, our common and preferred stock regular and special dividends consisted of 94.6552% ordinary income and 5.3448% long-term capital gains. We furnish annually to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the Federal income tax treatment of our distributions, see “Federal Income Tax Considerations – Taxation of Holders of Redwood Trust’s Common Stock” elsewhere in this Form 10-K.

Our Board of Directors may elect to maintain a steady dividend rate during periods of fluctuating REIT taxable income. In such event, the Board may choose to declare dividends that include a return of capital for tax purposes.

We will generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of unrelated business taxable income (UBTI) or excess inclusion income to our shareholders or prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

Table 29
Differences Between GAAP Income and Estimated REIT Taxable Income
(all dollars in thousands, except per share)

	2002	2001	2000

GAAP Income	$53,893	$30,163	$16,210
(Earnings)/losses from taxable subsidiaries	(628)	(1,024)	1,676
Amortization and credit expenses	22,399	(4,543)	(5,396)
Operating expenses	5,232	4,150	461
Provision for excise tax	959	0	0
Mark-to-market adjustments	(4,942)	666	2,348

Taxable REIT income for common shareholders	76,913	29,412	15,299
Taxable REIT income spillover from prior year	4,385	2,002	871

Taxable REIT income available for distribution	81,298	31,414	16,170
Total common dividends distributed	(48,851)	(27,029)	(14,168)

Taxable REIT income spillover into next year	$35,447	$4,385	$2,002

Taxable REIT income per common share was $1.72 in 2000, $2.81 in 2001, and $4.91 in 2002.

We will distribute in 2003 the $35 million of taxable REIT income that we spilled over from 2002. The initial dividends we pay in any year represent a distribution of the prior year’s taxable REIT income. Once we distribute the spillover balance, we then begin distributing our current year’s taxable REIT income. The timing of the distributions of this income is dependent on the Board of Director’s decisions regarding the amount and timing of dividend declarations and the number of common and preferred shares outstanding at the various record dates. We intend to maintain our REIT status, and meet all the distribution requirements necessary to do so. In the future, we may retain a portion of our taxable REIT income (up to 10%) and pay corporate income taxes on this retained income. This will increase our permanent equity base and should support continued growth and dividend stability.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash Flow

Operating cash flow equals earnings adjusted for non-cash items such as depreciation, amortization, credit provisions, and mark-to-market adjustments. Free cash flow equals operating cash flow less capital expenditures and increases in working capital. Generally, free cash flow plus principal receipts from assets are available to pay dividends, pay down debt, repurchase stock, or acquire new portfolio assets. Funds retained to support a net increase in portfolio investment generally equal free cash flow less dividends plus any net issuance of stock.

Over the past several quarters, our operating cash flow has exceeded our earnings and our dividend distributions. In 2002, operating cash flow was $62 million, consisting of earnings of $54 million plus non-cash depreciation, amortization, compensation, and mark-to-market adjustments of $8 million. Our free cash flow, which is our operating cash flow less changes in working capital, property, plant, equipment, and other non-earning assets, was $64 million. In 2002, we issued $90 million in common stock through two common stock offerings and our direct stock purchase and dividend reinvestment plan. We used our free cash flow and our equity offering proceeds to fund our common stock dividend of $40 million and to increase our net investment in our real estate activities by $114 million.

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

Table 30
Cash Flow
(all dollars in thousands)

				Changes In				Net
				Working				Funds
				Capital				Available
		Non-	Operating	And	Free	Common	(Purchase)/	for
	Net	Cash	Cash	Other	Cash	Dividends	Sale	Portfolio
	Income	Items	Flow	Assets	Flow	Paid	Of Stock	Investing

Q1: 2001	$6,680	$1,345	$8,025	$4,515	$12,540	$(3,876)	$986	$9,650
Q2: 2001	6,463	3,004	9,467	(1,096)	8,371	(4,448)	548	4,471
Q3: 2001	8,065	2,386	10,451	366	10,817	(6,715)	50,586	54,688
Q4: 2001	8,955	6,496	15,451	562	16,013	(8,268)	33,665	41,410
Q1: 2002	11,219	2,780	13,999	(1,125)	12,874	(7,597)	46,162	51,439
Q2: 2002	13,802	(390)	13,412	3,561	16,973	(9,067)	26,563	34,469
Q3: 2002	14,306	2,470	16,776	2,863	19,639	(11,796)	7,135	14,978
Q4: 2002	14,566	3,456	18,022	(3,407)	14,615	(11,995)	10,004	12,624

2000	$16,210	$8,873	$25,083	$2,368	$27,451	$(12,488)	$428	$15,391
2001	30,163	13,231	43,394	4,347	47,741	(23,307)	85,785	110,219
2002	53,893	8,316	62,209	1,892	64,101	(40,455)	89,864	113,510

     Our ability to retain significant amounts of the free cash flow that we generate may be diminished in the future should our minimum dividend distribution requirements increase relative to our free cash flow (see the discussion on “Taxable Income and Dividends” above).

Short-Term Borrowings and Liquidity

     Our $100 million of short-term borrowings at December 31, 2002 had maturities of less than one year and had interest rates that changed monthly to a margin over the one month LIBOR interest rate.

     Some of our short-term borrowing facilities are committed (for which we pay fees) but most are uncommitted. These committed facilities are generally for a term of up to one year, although certain assets maybe funded for periods of up to three years. These committed facilities have restrictions on pledged asset types and debt covenant tests; we continue to meet these requirements.

     At December 31, 2002, we had over a dozen uncommitted facilities for short-term collateralized debt to fund higher-rated securities, with credit approval in excess of $4 billion of borrowings. We have had no difficulty securing short-term borrowings on favorable terms for these securities. We had no outstanding borrowings under these agreements at December 31, 2002 as a result of the sale of our remaining AAA-rated securities that had not been re-securitized or that were not funded with equity. This was a decrease from the $568 million in debt outstanding at December 31, 2001. The amount of short-term borrowings collateralized with securities will fluctuate from month to month as our acquisition and securitization programs continue.

At December 31, 2002, we also had three short-term facilities totaling $1.4 billion available to fund the residential mortgage loans that we acquire in anticipation of securitization transactions. The amount we have outstanding at any quarter end is a function of the pace of our acquisitions relative to the timing of our securitizations. We had $100 million short-term borrowings collateralized by residential mortgages outstanding at December 31, 2002, a decrease from $146 million at December 31, 2001. We completed a securitization in February 2003 and used the proceeds from the long-term debt issued in this securitization to pay down a portion of our short-term borrowings. The amount of short-term borrowings collateralized with residential mortgage loans will fluctuate from quarter to quarter, and could be significantly higher than the $100 million we had at December 31, 2002, as our acquisition and securitization programs continue.

We had five borrowing facilities for residential credit-enhancement securities totaling $200 million outstanding at December 31, 2002. In addition to these committed facilities, we may also finance certain of these assets through non-committed borrowing arrangements. We had no outstanding borrowings under all these agreements at December 31, 2002, a decrease from $83 million at December 31, 2001 as we issued long-term debt to refinance these assets. The amount of short-term borrowings collateralized with our residential credit enhancement securities will fluctuate from quarter to quarter as our acquisition and securitization programs continue.

Our general plan is to replace short-term debt funding with long-term debt funding for the bulk of our assets. We generally intend to fund the bulk of our BB-rated credit-enhancement securities portfolio with equity or the issuance of long-term debt in the form of CDO’s, re-REMICS, or other forms of resecuritizations. We completed our first CDO through our Acacia program in the fourth quarter of 2002. We also completed a resecuritization of several of our residential credit-enhancement securities in the fourth quarter of 2002. Our other credit-enhancement securities, those rated B or below, we generally fund with equity.

We will enter into other forms of warehousing and borrowing agreements that may facilitate the accumulation and eventual securitization of loans and securities. At December 31, 2002, we had no such warehousing facility in place. In early 2003, we entered into one such warehousing facility to assist us in accumulating real estate securities for eventual funding through our next Acacia CDO debt issuance (currently scheduled for mid-2003).

At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings, or bank credit lines sufficient to maintain safe operations, or that would suggest that our liquidity reserves would be called upon, or that would likely cause us to be in danger of a debt covenant default. Our covenants generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future. There can be no assurance that we will be able to find or retain sufficient borrowing agreements to fund our current operations or our potential acquisition opportunities.

Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed for a variety of reasons, including a decline in the market value or a change in the acceptability to lenders of the collateral we pledge to secure short-term borrowings. We continue to maintain liquidity reserves at or in excess of our policy levels. At December 31, 2002, we had $39 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 39% of our short-term debt balances. At December 31, 2001, we had $74 million of liquid assets, equaling 9% of our short-term debt balances. The improvement in this ratio in 2002 was primarily the result of replacing short-term recourse borrowings with long-term non-recourse debt. While we anticipate having a strong liquidity position at all times, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization.

Long-Term Debt

All of the $6.4 billion of long-term debt on our December 31, 2002 consolidated balance sheet was non-recourse debt. Substantially all this debt ($5.9 billion) was issued through our special purpose financing subsidiaries (our Sequoia program) and was collateralized by residential real estate loans. The holders of our long-term debt can look for repayment only from the cash flows from the real estate specifically collateralizing the debt; the debt is non-recourse to Redwood. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood’s general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA-rated long-term debt of the type that we issue to fund residential loans through Sequoia is a large global market that has been relatively stable for many years. At this time, we believe we could issue more of this debt on reasonable terms if we should choose to do so. In February 2003, we issued $1.0 billion of long-term debt through Sequoia 2003-1. We plan to continue issuing more long-term debt through our Sequoia program.

Of the remaining long-term debt, $8 million was backed by one commercial loan and was created through the sale of a senior commercial real estate loan participation. The market for senior participations on commercial loans of the types in our portfolio is limited and there can be no assurance that we will be able to sell future participations.

During 2002, we issued long-term debt through two resecuritizations of our securities. One was for a portion of our AAA and AA rated residential real estate securities portfolio and the other was for a portion of our credit-enhancement securities portfolio. At December 31, 2002, the outstanding long-term non-recourse debt on these resecuritizations totaled $191 million.

During the fourth quarter of 2002, we initiated our CDO program (“Acacia”). We issued $285 million securitized long-term non-recourse debt collateralized by a diverse $300 million pool of residential and commercial real estate securities, some of which we have owned for years and others that we acquired for the purpose of completing the collateral pool for this Acacia 1 transaction. Our retained subordinated interest in Acacia 1 totals $15 million. We intend to accumulate appropriate collateral and issue additional CDO debt in 2003 to fund this new collateral and portions of our existing portfolios.

The Acacia debt issuance program helps us accomplish several objectives. It is a source of permanent non-recourse funding for our portfolio of BB-rated residential credit-enhancement securities we have accumulated over the years. This method of funding lowers our liquidity risks and increases our capital efficiency relative to the short-term debt funding we used in the past for this portfolio. With greater capital efficiency, Acacia 1 – together with the re-securitization of other securities mentioned earlier – freed up capital under our risk-adjusted capital guidelines, making this capital available to support future investment growth. If we complete additional Acacia transactions in 2003 and are thus able to refinance additional portions of our existing BB rated high-quality residential credit-enhancement securities portfolio, we should free additional capital to support future growth. Our Acacia CDO issuance program also supports our objective of increasing our investments in commercial real estate loan assets: we are acquiring commercial real estate and REIT debt securities that we are now able to permanently finance through CDO debt issuance transactions. Acacia also allows us to make additional investments in a broad range of residential real estate loan securities. Since we now have a means to permanently fund assorted real estate securities, we have started retaining many of the A rated and BBB rated securities we create in our Sequoia securitizations. We are also acquiring similarly rated securities from the third-party securitizations we credit-enhance. In addition, since we have developed this new form of financing, we have been increasing our investment in securities backed by residential real estate loans of less-than-prime quality: home equity loans, second liens, manufactured housing loans, sub-prime, and Alt-A loans. The credit ratings for these securities are generally investment-grade (AAA to BBB). Although the real estate loans underlying these securities are lower quality than the loans we acquire for our retained loan portfolio and the loans we credit-enhance through the acquisition of residential credit-enhancement securities, the amount of external credit support in our favor within these securitization structures is substantial. We believe the likelihood of credit loss on these investment-grade rated securities is no higher than on the bulk of other securities we own that are backed by higher quality loans but are lower-rated and thus have lesser amounts of credit-enhancement.

We believe we have some competitive advantages as a CDO issuer and manager. We are well capitalized relative to many issuers. We may have lower operating costs than other CDO issuers because, as a part of our existing business, we already have in place much of the infrastructure and experienced staff required to support a CDO issuance program. We may have an advantage in accumulating collateral, as we create in-house a good volume of assets through our Sequoia program that are attractive as CDO collateral. We retain the equity in our CDOs rather than selling it; as a result, we can structure lower risk transactions (we are willing to take a lower return for lower risk as compared to many buyers of CDO equity). In addition, since we are not seeking to sell the CDO equity, it may be easier for us to complete CDO issuance transactions in difficult markets. Pursuing a CDO issuance program entails a number of risks, including assuming the credit risks of diverse types of underlying real estate loan collateral, certain hedging and asset/liability management risks, and the risk of not being able to complete a debt issuance at favorable levels after having accumulated a collateral pool. Other risks are reduced through our Acacia CDO debt issuance program. For instance, significant liquidity risks are reduced through securing long-term non-recourse financing for assets we formerly financed on short-term recourse debt basis. We are excited about the potential for our Acacia CDO program because it increases and diversifies our real estate investment opportunities while, on the whole, generally decreasing or diversifying many of our risks. We intend to continue to create and retain attractive long-term assets through our Acacia CDO program.

Equity Capital and Risk-Adjusted Capital Guidelines

Excluding short-term debt and long-term securitized debt, we are capitalized entirely by common and preferred equity capital. Our equity base increased 54%, from $308 million to $473 million in 2002 as a result of $66 million in asset appreciation, $9 million in retention of cash flow, equity offerings totaling $55 million, and $35 million in stock issuance through our direct stock purchase and dividend reinvestment program. We will seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

The amount of assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. Our risk-adjusted capital guideline is further discussed under “Capital Risks” below. At December 31, 2002, our aggregate equity capital guidelines were: 100% of our residential credit-enhancement securities; 100% of net retained interests in our residential loan portfolio after long-term debt issuance (Sequoia equity); 8% of our short-term debt funded residential mortgage loans under accumulation for securitization; 100% of net retained interests in our resecuritizations and CDOs, 10% to 30% of our short-term debt funded securities portfolio under accumulation for securitization; and 100% of our commercial real estate loan portfolio.

Our total risk-adjusted capital guideline amount for assets on our balance sheet was $391 million at December 31, 2002. Capital required for outstanding commitments at December 31, 2002 for asset purchases settling in 2003 was $12 million. Thus, at December 31, 2002, our total capital committed was $403 million, our total capital available was $473 million, and our excess capital to support growth for 2003 was $70 million. We intend to support most of our planned growth in 2003 using this excess capital plus capital freed up through additional long-term debt issuance. We intend to continue additional equity issuance at modest levels through our direct stock purchase and dividend reinvestment program. If investment opportunities remain attractive and we anticipate achieving material balance sheet growth, we may seek to issue stock through an underwritten offering during 2003.

Balance Sheet Leverage

We believe our balance sheet is strong, given the favorable liquidity and risk-limiting characteristics of our non-recourse securitized long-term debt, our very low levels of leverage on a recourse basis, and the quality of our assets.

As reported on our balance sheet of December 31, 2002, our equity-to-reported-assets ratio was 7% and our reported debt-to-equity ratio was 13.7 times. However, a majority of our debt is non-recourse debt. Holders of non-recourse debt can look only to the pledged assets – and not to Redwood – for repayment. Therefore, another useful measure of the leverage we employ is to compute leverage ratios comparing our equity base to our recourse debt levels and to our “at-risk” assets (our assets excluding those assets pledged to non-recourse debt). These adjustments generally conform our balance sheet to what would be reported if we accounted for our securitizations as sales rather than as financings. Total reported assets at December 31, 2002 were $7.0 billion; of these, $6.4 billion were pledged to non-recourse debt and $0.6 billion were “at-risk”. Total reported liabilities at December 31, 2002 were $6.5 billion; non-recourse debt was $6.4 billion and recourse debt was $0.1 billion. On a recourse-only basis, our ratio of equity-to-at-risk-assets was 83% and our ratio of recourse-debt-to-equity was 0.2 times.

Please also see “Net Interest Income” above for a discussion of our income statement as reformatted to a recourse basis.

At December 31, 2002, we had replaced most of our short-term recourse debt with long-term non-recourse debt. We believe our primary use of short-term debt in 2003 will be to fund the accumulation of residential loans for securitization in our Sequoia program and the accumulation of diverse real estate securities for securitization in our Acacia CDO program. Depending on the rate of accumulation and the timing of securitizations, short-term debt levels will vary. Average short-term debt balances will likely materially exceed the $100 million of short-term debt we had at December 31, 2002.

As we continue to accumulate and securitize assets (and account for these securitizations as financings rather than as sales), the apparent leverage on our reported balance sheet will likely increase. On a recourse basis, however, we believe our leverage is likely to remain at levels that we believe are modest for a financial institution. Unlike most financial institutions, Redwood’s risk with respect to its investments in loans and securities is limited (after securitization) to the amount of capital Redwood initially contributes to each securitization transaction. Although we assume credit risk on over $65 billion of real estate loans, our maximum loss (with respect to our assets that have been securitized) is capped at a level that is less than our total capital base. We believe we could potentially remain solvent even while sustaining significant credit losses sufficient in size to call into question the solvency of many other financial institutions.

Table 31
Leverage Ratios
(all dollars in thousands)

	At			Equity			Equity	Reported
	Risk			To	Recourse		To	Debt
	Net	Recourse		At-Risk	Debt	to	Reported	To
	Assets	Debt	Equity	Assets	Equity		Assets	Equity

Q1: 2001	$1,214,270	$992,597	$221,673	18%		4.5	10%	9.2
Q2: 2001	1,085,240	861,226	224,014	21%		3.8	11%	8.2
Q3: 2001	1,369,459	1,089,607	279,852	20%		3.9	12%	7.1
Q4: 2001	1,104,584	796,811	307,773	28%		2.6	13%	6.9
Q1: 2002	1,486,957	1,122,513	364,444	25%		3.1	13%	6.5
Q2: 2002	1,422,933	1,005,003	417,930	29%		2.4	11%	7.8
Q3: 2002	1,279,809	834,081	445,728	35%		1.9	8%	11.7
Q4: 2002	572,747	99,714	473,033	83%		0.2	7%	13.7

2000	$971,886	$756,222	$215,664	22%		3.5	10%	8.6
2001	1,104,584	796,811	307,773	28%		2.6	13%	6.9
2002	572,747	99,714	473,033	83%		0.2	7%	13.7

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the risks inherent in our business – including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risks, reinvestment risk, and capital risks – in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize a steady and rising dividend and an attractive total rate of return through stock ownership in our company. In general, we seek, to the best of our ability, to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans we own and loans we effectively “guarantee” or “insure” through acquisitions of credit-enhancement securities. We are exposed to credit risks in our commercial real estate loan portfolio. Our securities portfolio is also exposed to credit risk and we have credit risk with counter-parties with whom we do business.

The establishment of a credit reserve for loans and our future credit loss assumptions for securities to calculate long-term yields under the effective yield method under GAAP accounting does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as incurred. Thus, the timing and recognition of credit losses for GAAP and tax, and for our earnings and our dividends, may differ. Credit losses may not affect our GAAP income due to our anticipation of such losses and our credit reserves but could materially reduce our dividend payment obligations. Conversely, our dividend payment obligations may remain high even during periods when future credit losses are expected but have not yet been realized.

The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we establish a credit reserve upon the acquisition of such assets under the effective yield method of accounting. In addition, first loss and other credit-enhancement interests that we do not own (that are junior to our positions) act as a form of external credit reserve for us on a specific asset basis for some of our assets; these interests junior to ours absorb credit losses in specific pools of underlying real estate loans before our interest in that pool of loans will experience losses. For our residential real estate loans, we currently establish a credit reserve based on an estimate of losses by taking credit provisions through our income statement. For our commercial real estate loans, we establish a credit reserve or mark the loan to estimated realizable value when a loan becomes delinquent. Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus, no credit reserves have been established to date for these assets. For securities portfolio assets where credit losses are anticipated, we establish an appropriate reserve given the credit trends and market outlook for that asset.

Liquidity Risk

Our primary form of financing is the issuance from bankruptcy-remote securitization trusts of long-term non-recourse debt that very closely matches the interest rate, prepayment rate, and maturities of our assets that we sell to the trusts and that secure the debt issued from these trusts. Once the trusts issue this debt, Redwood’s recourse exposure to the underlying assets is limited to our net investment in the trusts after debt issuance. We believe this is a secure and robust form of financing that effectively eliminates liquidity risk for this portion of our balance sheet, materially limits our credit risk exposure to the amount we have invested, and eliminates a variety of other potential risks as well. As a part of our long-term planning, we generally intend to keep our short-term recourse debt at reasonable levels consistent with our plan using short-term debt to fund our accumulation of assets for securitization and then replacing this short-term debt with non-recourse debt through the securitization transaction.

Our primary liquidity risk arises when we finance long-maturity mortgage assets with short-term debt during the accumulation period. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. Trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. At December 31, 2002, we had $100 million of short-term debt collateralized by assets. All this debt was collateralized by high-quality residential real estate loans under accumulation for future securitizations. If our short-term debt was called, or we could not renew borrowing facilities, or we could not complete a securitization, or the credit quality of the assets deteriorated rapidly, we may need to sell assets in a potentially unfavorable environment. There can be no assurance that such sales would satisfy our liabilities.

The table below presents our contractual obligations as of December 31, 2002. The debt appears on our balance sheet. The operating leases are commitments that are expensed as per terms of the contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 32
Contractual Obligations as of December 31, 2002
(all dollars in thousands)

	Total	Stated Maturities	Comments

Short-term debt	$99,714	2003	Weighted average maturity is 162 days
Long-term debt, residential	$6,388,768	2018-2033	Non-recourse debt amortizes as residential collateral pays down
Long-term debt, commercial	$8,252	2003	Non-recourse debt amortizes as commercial collateral pays down
Asset purchase commitments	$132,088	2003	Acquisitions were completed in January 2003
Operating leases	$2,056	2003-2006	Office rent and software licenses

In early 2003, we entered into a new lease for office space to be used as our executive office. We plan to move our executive office to this new location in the third quarter of 2003. Our obligation under this new lease extends to 2013 and totals $7.9 million.

Interest Rate Risk

Our strategy is to maintain an asset/liability posture that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or loan prepayment rates. At December 31, 2002, the interest rate characteristics of our debt, as adjusted for outstanding interest rate agreements, closely matched the interest rate characteristics of our assets that were funded with debt. We had $6.2 billion of adjustable-rate debt funding adjustable-rate assets. We had $0.3 billion of fixed/hybrid debt funding a portion of our fixed/hybrid assets. The remainder of our assets (mostly hybrid and fixed-rate assets, but also a portion of our variable-rate assets) were funded with our $0.5 billion of equity.

As a part of our current asset/liability strategy, we have been maintaining a slight mismatch between the interest rate adjustment periods of our adjustable-rate debt and our adjustable-rate assets. We have been reducing the amount of this mismatch over time through hedging and through issuing long-term debt with longer adjustment frequencies: we may further reduce the amount of this mismatch during 2003. Primarily this mismatch arises because we own six-month LIBOR assets funded with one-month LIBOR debt ($2.9 billion of our assets and liabilities were so situated at December 31, 2002: see Table 33 below). The interest rate on this debt adjusts each month to the current one-month LIBOR interest rate plus a margin. The interest rate on the six-month LIBOR assets adjusts more slowly to market conditions; each month the coupon rate on approximately one-sixth of these assets adjusts to the current six-month LIBOR interest rate plus a margin. Any single change in short-term interest rates could thus have some short-term effect on our earnings (generally, for the next several quarters). To the extent that this mismatch remains on our balance sheet, we would expect that the spread between our asset yields and our cost of borrowed funds would be more favorable in a falling short-term interest rate environment than in a rising short-term interest rate environment. This trend may be partially or fully offset over time by the equity-funded portion of our balance sheet, which would generally have increasing net interest income (and perhaps better credit results) in a rising rate environment. Short-term interest rates fell throughout 2001, and our earnings temporarily benefited from our short-term interest rate mismatch. As short-term interest rates have stabilized in 2002, our earnings benefit from this source diminished. However, short-term interest rates fell again in November 2002; assuming short-term interest rates remain unchanged after this decline, we expect to continue to benefit on a temporary basis in first quarter of 2003 from the November rate decrease.

In the last few years, we have generally been able to achieve our desired asset/liability mix on-balance sheet without significant use of derivatives. As the table below shows, our variable-rate assets are generally funded with variable-rate debt and our unhedged fixed-rate assets are generally funded with equity. We believe that our use of interest rate derivative agreements as part of our asset/liability strategy is likely to increase in the future as we expand our portfolios, develop our CDO long-term debt issuance program, and acquire more fixed-rate and hybrid assets that may need to be hedged prior to securitization. A detailed discussion of our interest rate agreements is provided above and in our Notes to Consolidated Financial Statements. In combination with a like amount of variable rate debt, these agreements effectively create fixed rate debt or extend effective maturity of adjustable-rate debt (e.g., from a one-month liability to a six-month liability). Net payments or receipts on our interest rate agreements are included in interest expense in our consolidated statement of operations.

During 2002, we reduced the amount of net fixed rate assets we own (fixed rate or hybrid assets that are not hedged or funded with fixed rate debt) relative to the size of our equity base. Net fixed assets equaled 100% of equity at December 31, 2001 and 29% of equity at December 31, 2002. This reduction in net fixed rate assets diminishes current period income, but also should allow – relative to the net fixed rate exposure we had at the beginning of the year — for increased earnings and more stable book value in a rising interest rate environment. Unlike many financial institutions, we have not owned — nor do we plan to own — fixed or hybrid assets funded with short-term floating rate debt.

Table 33
Asset / Liability Matching as of December 31, 2002
(all dollars in thousands)

		One-	Six-	One-		Non		Total
		Month	Month	Year	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity

Cash (unrestricted)	$39,169	$39,169	$0	$0	$0	$0	$0	$39,169
One Month LIBOR	1,947,049	1,947,049	0	0	0	0	0	1,947,049
Six Month LIBOR	4,344,112	2,891,433	1,163,280	65,773	0	0	223,626	4,344,112
Other ARM	13,102	0	0	13,102	0	0	0	13,102
One Year Treasury	111,840	0	0	111,840	0	0	0	111,840
Fixed / Hybrid < 1yr*	112,974	0	0	0	0	0	112,974	112,974
Fixed > 1yr	250,768	0	0	0	192,688	0	58,080	250,768
Hybrid > 1yr	152,780	0	0	0	72,400	0	80,380	152,780
Non-Earning Assets	35,978	0	0	0	0	38,005	(2,027)	35,978

Total	$7,007,772	$4,877,651	$1,163,280	$190,715	$265,088	$38,005	$473,033	$7,007,772

*:	Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

Changes in interest rates can have many effects on our business aside from those discussed in this section, including effects on our liquidity, market values, and loan prepayment rates.

Prepayment Risk

We seek to maintain an asset/liability posture that mitigates the effects loan prepayment trends may have on our ability to achieve our long-term objectives. For the development of our business, there are both positive and negative aspects to both slower prepayment rate environments and to faster prepayment rate environments.

Prepayments affect earnings in the near-term primarily through amortization of purchase premium and discount. Although we have roughly equal amounts of premium and discount, amortization income from discount assets may not necessarily offset amortization expenses from premium assets. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they effect projected coupons on adjustable rate mortgages, and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter.

In the longer-term, prepayments affect reinvestment risk and opportunity. We spend considerable effort acquiring and creating new real estate loan assets for Redwood. These assets support the long-term stability of our common stock dividend payments. Most of our retained assets are structured to be long-term (typically 5 to 10 year) assets even if the underlying loan collateral prepays quickly. Nevertheless, if fast prepayment rates persist over long periods of time, we will have more capital returned to us sooner than would otherwise be the case. We will then need to reinvest this capital, and the assets we acquire and create at that time may be more or less attractive than the assets that generated the principal repayments.

Table 34
Unamortized Premium and Discount Balances*
(all dollars in thousands)

				Net
			Unamortized	Amortization
	Unamortized	Unamortized	Net	(Expense)
	Gross	Gross	Premium/	During
	Premium	Discount	(Discount)	Period

Q1: 2001	$29,598	$(25,809)	$3,789	$(1,054)
Q2: 2001	29,023	(36,207)	(7,184)	(2,022)
Q3: 2001	27,921	(34,308)	(6,387)	(2,131)
Q4: 2001	26,518	(30,562)	(4,044)	(5,018)
Q1: 2002	23,036	(32,053)	(9,017)	(3,201)
Q2: 2002	31,155	(40,301)	(9,146)	(793)
Q3: 2002	57,951	(58,397)	(446)	(2,148)
Q4: 2002	60,478	(70,140)	(9,662)	(3,083)

2000	$25,437	$(21,400)	$4,037	$(2,465)
2001	26,518	(30,562)	(4,044)	(10,225)
2002	60,478	(70,140)	(9,662)	(9,225)
*:	Includes deferred bond issuance costs and net premium on Long-Term Debt.

Market Value Risk

At December 31, 2002, we owned $0.7 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 40% had adjustable-rate coupons, 23% were hybrid loans, and the remaining 37% had fixed-rate coupons. Market value fluctuations of these assets can affect the reported value of our stockholders’ equity base.

At December 31, 2002, we owned real estate loans totaling $19 million that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. All these assets had adjustable-rate coupons.

Market value fluctuations for our assets not only affect our reported earnings and book value, but also can affect our liquidity — especially to the extent these assets are funded with short-term borrowings.

Recently, we have been increasing the amount of interest rate agreements we own. Please see our discussion above under “Interest Rate Risk” and in our Notes to our Consolidated Financial Statements for a more detailed description of our interest rate agreements. Our interest rate agreements are reported at market value with any periodic changes reported through either our income statement or in our balance sheet. Adverse changes in the market values of our interest rate agreements (which would generally be caused by falling interest rates) may require us to devote substantial amounts of cash to collateral calls.

Capital Risk

Our capital levels, and thus our access to borrowings and liquidity, may be tested, particularly if market values of our assets that secure our short-term borrowings decline or the market for short-term borrowings changes in an adverse manner.

Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount — expressed as a guideline equity-to-assets ratio — to each of our real estate loan assets. For short-term funded assets, this ratio may fluctuate over time, based on changes in that asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for securities rated below AA, residential credit-enhancement interests, retained interests from our Sequoia and Acacia securitizations, commercial real estate whole loans, and retained commercial real estate junior loan participants are generally higher than for higher-rated securities and residential whole loans. Capital requirements for less-liquid assets depend chiefly on our access to funding for these assets, the number of sources of such funding, the funding terms, and the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for our retained interests in our long-term debt securitizations generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount may rise, as the potential interest rate risk of our short-term debt funded assets would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates for real estate assets. We measure all of our assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for our risk-adjusted capital policy, would likely fall as rates increase and as the market values of our assets, net of any mark-to-market gains on hedges, decrease. Such market value declines may be temporary, as future coupon adjustments on adjustable-rate real estate loans may help to restore some of the lost market value.

In this circumstance, or any other circumstance in which our actual capital levels decreased below our capital adequacy guideline amount, we would generally cease the acquisition of new assets until capital balance was restored through prepayments, interest rate changes, or other means. In certain cases prior to a planned equity offering or other circumstances, our Board of Directors may authorize management to acquire assets in a limited amount beyond the usual constraints of our risk-adjusted capital policy.

Inflation Risk

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates, and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Our financial statements are prepared in accordance with GAAP and, as a REIT, our dividends must equal at least 90% of our net taxable REIT income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Quantitative Information about Market Risk

The table below incorporates information that may be useful in analyzing certain market value risks on our balance sheet. One scenario regarding potential future principal prepayments and interest rates of our assets and liabilities is presented in this table. There are many assumptions used to generate this information and there can be no assurance that assumed events will occur as anticipated. Future sales, principal repayments, acquisitions, calls, and restructuring could materially change our interest rate risk profile.

For our interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of maturity. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2002 was used to project the average coupon rates for each year presented, based on the existing characteristics of our portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance and future prepayment performance consistent with this interest rate scenario; actual prepayment speeds could vary significantly from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. The actual amount and timing of credit losses will affect the principal payments and effective rates during all periods.

As discussed throughout this Form 10-K our future earnings are sensitive to a number of factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. In addition, one of the key factors in projecting our income is the reinvestment rate on new assets and there is no reinvestment assumed in this table. The information provided in this table is based on our existing portfolio at December 31, 2002 under one set of assumptions.

QUANTITATIVE INFORMATION ON MARKET RISK

(All Dollars in Thousands)		Principal Amounts Maturing and Effective Rates During Period
INTEREST RATE SENSITIVE ASSETS		2003	2004	2005	2006	2007	Thereafter

Residential Real Estate Loans
Adjustable Rate	Principal Value	1,569,229	1,132,809	830,130	707,618	468,718	1,391,962
	Interest Rate	2.95%	3.71%	4.82%	5.58%	6.14%	7.23%
Hybrid	Principal Value	63,124	6,771	5,204	3,958	2,919	8,232
	Interest Rate	5.38%	5.38%	5.17%	5.86%	6.43%	6.75%
Residential Loan Credit-Enhancement Securities
Adjustable Rate	Principal Value	8,564	5,481	13,521	16,864	12,651	50,788
	Interest Rate	3.09%	3.36%	4.51%	5.36%	5.92%	6.40%
Hybrid	Principal Value	26,353	22,727	32,142	32,067	24,209	70,325
	Interest Rate	5.83%	5.65%	5.64%	5.76%	6.35%	7.31%
Fixed Rate	Principal Value	4,120	5,087	6,741	9,590	13,642	204,314
	Interest Rate	6.66%	6.66%	6.66%	6.66%	6.66%	6.66%
Commercial Real Estate Loans
Adjustable Rate	Principal Value	13,337	6,145	0	0	0	0
	Interest Rate	8.98%	9.65%	n/a	n/a	n/a	n/a
Hybrid	Principal Value	115	140	188	204	214	8,541
	Interest Rate	11.00%	10.34%	10.25%	10.76%	11.17%	11.48%
Fixed Rate	Principal Value	8	1,358	0	0	0	0
	Interest Rate	18.00%	18.00%	n/a	n/a	n/a	n/a
Securities Portfolio
Adjustable Rate	Principal Value	18,909	20,998	36,054	35,505	29,135	82,585
	Interest Rate	3.30%	3.98%	5.17%	5.99%	6.52%	6.95%
Hybrid	Principal Value	17,392	4,247	2,167	3,262	0	0
	Interest Rate	6.20%	6.30%	6.38%	6.59%	n/a	n/a
Fixed Rate	Principal Value	1,862	32	36	184	4,405	82,322
	Interest Rate	7.22%	7.17%	7.13%	7.09%	7.04%	6.99%

[Additional columns below]

[Continued from above table, first column(s) repeated]

QUANTITATIVE INFORMATION ON MARKET RISK		At December 31, 2002

(All Dollars in Thousands)		Principal	Carrying	Fair
INTEREST RATE SENSITIVE ASSETS		Value	Value	Value

Residential Real Estate Loans
Adjustable Rate	Principal Value	6,100,466	6,124,614	6,137,686
			100.40%	100.61%
Hybrid	Principal Value	90,208	90,565	90,605
			100.41%	100.44%
Residential Loan Credit-Enhancement Securities
Adjustable Rate	Principal Value	107,869	55,419	55,419
			51.38%	51.38%
Hybrid	Principal Value	207,823	132,456	132,456
			63.73%	63.73%
Fixed Rate	Principal Value	243,494	164,604	164,604
			67.60%	67.60%
Commercial Real Estate Loans
Adjustable Rate	Principal Value	19,482	18,784	18,867
			96.42%	96.84%
Hybrid	Principal Value	9,402	9,120	9,120
			97.00%	97.00%
Fixed Rate	Principal Value	1,366	1,366	1,366
			99.99%	99.99%
Securities Portfolio
Adjustable Rate	Principal Value	223,186	217,297	217,297
			97.36%	97.36%
Hybrid	Principal Value	27,068	27,611	27,611
			102.00%	102.00%
Fixed Rate	Principal Value	88,841	90,789	90,789
			102.19%	102.19%

QUANTITATIVE INFORMATION ON MARKET RISK

(All Dollars in Thousands)		Notional Amounts Maturing and Effective Rates During Period
(CONTINUED)		2003	2004	2005	2006	2007	Thereafter

INTEREST-RATE SENSITIVE LIABILITIES
SHORT-TERM DEBT
Reverse Repurchase Agreements	Principal Value	99,714	0	0	0	0	0
and Bank Warehouse Facilities	Interest Rate	1.94%	n/a	n/a	n/a	n/a	n/a
LONG-TERM DEBT
Variable Rate	Principal Value	1,563,557	1,106,161	799,355	681,597	449,507	1,620,068
	Interest Rate	2.00%	2.92%	3.93%	4.62%	5.14%	5.95%
Hybrid	Principal Value	37,977	7,913	5,223	3,424	2,530	4,401
	Interest Rate	3.46%	3.46%	5.17%	5.85%	6.42%	6.75%
Fixed Rate	Principal Value	17,264	9,193	9,563	9,406	11,680	74,185
	Interest Rate	5.98%	5.98%	5.98%	5.98%	5.98%	5.98%
INTEREST RATE AGREEMENTS*
Interest Rate Caps	Notional Value	5,000	0	0	0	0	0
(PURCHASED)	Strike Rate	7.00%	n/a	n/a	n/a	n/a	n/a
Interest Rate Cap (Corridor)	Notional Value	222,383	179,723	143,779	110,933	440,081	0
(PURCHASED/SOLD)	Buy Strike Rate	11.18%	11.18%	11.18%	11.18%	11.18%	n/a
	Sold Strike Rate	12.05%	12.05%	12.05%	12.05%	12.05%	0.00%
Eurodollar Futures	Notional Value	(1,000,000)	0	0	0	0	0
(SOLD)	Sale Price	98.57	n/a	n/a	n/a	n/a	n/a
5 Year Treasury Note Futures	Notional Value	(1,200)	0	0	0	0	0
(SOLD)	Sale Price	111.91	n/a	n/a	n/a	n/a	n/a
Interest Rate Swaps	Notional Value	20,872	26,878	12,576	14,516	11,628	61,973
(PURCHASED)	Receive Strike Rate	1.64%	2.73%	3.77%	4.41%	4.87%	5.11%
	Pay Strike Rate	3.89%	3.84%	4.06%	4.15%	4.19%	4.26%

[Additional columns below]

[Continued from above table, first column(s) repeated]

QUANTITATIVE INFORMATION ON MARKET RISK		At December 31, 2002

(All Dollars in Thousands)		Notional	Carrying	Fair
(CONTINUED)		Value	Value	Value

INTEREST-RATE SENSITIVE LIABILITIES
SHORT-TERM DEBT
Reverse Repurchase Agreements	Principal Value	99,714	99,714	99,714
and Bank Warehouse Facilities			100.00%	100.00%
LONG-TERM DEBT
Variable Rate	Principal Value	6,220,245	6,207,260	6,199,023
			99.79%	99.66%
Hybrid	Principal Value	61,468	61,287	61,468
			99.71%	100.00%
Fixed Rate	Principal Value	131,290	128,473	130,497
			97.85%	99.40%
INTEREST RATE AGREEMENTS*
Interest Rate Caps	Notional Value	5,000	0	0
(PURCHASED)
Interest Rate Cap (Corridor)	Notional Value	1,096,899	21	21
(PURCHASED/SOLD)

Eurodollar Futures	Notional Value	(1,000,000)	(276)	(276)
(SOLD)
5 Year Treasury Note Futures	Notional Value	(1,200)	(16)	(16)
(SOLD)
Interest Rate Swaps	Notional Value	148,443	(3,499)	(3,499)
(PURCHASED)

*	Interest Rate Agreements which represent mirroring transactions are not included in this table.

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

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings “Election of Directors” and “Management of the Company.”

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading “Executive Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading “Executive Compensation – Certain Relationships and Related Transactions.”

Item 14. CONTROLS AND PROCEDURES

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

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements

(2)	Schedules to Consolidated Financial Statements:
All Consolidated Financial Statements schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

(3)	Exhibits:

Exhibit
Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (a)
3.1.1	Certificate of Amendment of the Charter of Registrant (k)
3.2	Articles Supplementary of the Registrant (a)
3.3	Amended and Restated Bylaws of the Registrant (b)
3.3.1	Amended and Restated Bylaws, amended December 13, 1996 (g)
3.3.2	Amended and Restated Bylaws, amended March 15, 2001 (p)
3.3.3	Amended and Restated Bylaws, amended January 24, 2002 (e)
3.3.4	Amended and Restated Bylaws, amended March 21, 2003
3.4	Articles Supplementary of the Registrant, dated August 14, 1995 (d)
3.4.1	Articles Supplementary of the Registrant relating to the Class B 9.74% Cumulative Convertible Preferred Stock, filed August 9, 1996 (f)
4.2	Specimen Common Stock Certificate (a)
4.3	Specimen Class B 9.74% Cumulative Convertible Preferred Stock Certificate (f)
4.4.1	Indenture dated as of October 1, 1997 between Sequoia Mortgage Trust 2 (a wholly-owned consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, N.A., as Trustee (j)
4.4.3	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (q)
4.4.4	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (i)
4.4.5	Indenture dated as of April 1, 2002 between Sequoia Mortgage Funding Company 2002-A (a wholly-owned consolidated subsidiary of the Registrant) and The Bank of New York, as Trustee (l)
4.4.6	Indenture dated as of May 1, 2002 between Sequoia Mortgage Trust 7 (a wholly-owned consolidated subsidiary of Registrant) and HSBC Bank, USA, as Trustee (r)
9.1	Voting Agreement, dated March 10, 2002 (p)
9.1.1	Amended and Restated Voting Agreement, dated February 21, 2003
10.10	Employment Agreement, dated August 19, 1994, between the Registrant and George E. Bull (a)
10.11	Employment Agreement, dated August 19, 1994, between the Registrant and Douglas B. Hansen (a)
10.13.1	Employment Agreement, dated March 13, 2000, between the Registrant and Harold F. Zagunis (n)
10.13.2	Employment Agreement, dated March 23, 2002, between the Registrant and Andrew I. Sirkis (p)
10.13.3	Employment Agreement, dated April 20, 2000, between the Registrant and Brett D. Nicholas (p)
10.14	1994 Amended and Restated Executive and Non-Employee Director Stock Option Plan (c)

Exhibit
Number	Exhibit

10.14.1	1994 Amended and Restated Executive Non-Employee Director Stock Option Plan, amended March 6, 1996 (d)
10.14.2	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended December 13, 1996 (h)
10.14.3	Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended March 4, 1999 (o)
10.14.4	Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended January 18, 2001 (p)
10.14.5	Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (s)
10.15	2002 Incentive Stock Plan (t)
10.16	2002 Employee Stock Purchase Plan (t)
10.17	Executive Deferred Compensation Plan (t)
10.29.1	Form of Dividend Reinvestment and Stock Purchase Plan (g)
10.29.2	Form of Direct Stock Purchase and Dividend Reinvestment Plan (u)
10.31	RWT Holdings, Inc. Series A Preferred Stock Purchase Agreement, dated March 1, 1998 (m)
10.32	Administrative Personnel and Facilities Agreement, dated as of April 1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc. (m)
10.32.1	First Amendment to Administrative Personnel and Facilities Agreement, dated as of April 1, 1998, between Redwood Trust, Inc. and RWT Holdings, Inc. (m)
10.33	Lending and Credit Support Agreement, dated as of April 1, 1998, between RWT Holdings, Inc., Redwood Residential Funding, Inc., Redwood Commercial Funding, Inc., Redwood Financial Services, Inc. and Redwood Trust, Inc. (m)
10.34	Form of Master Forward Commitment Agreements for RWT Holdings, Inc., Redwood Residential Funding, Inc., Redwood Commercial Funding, Inc. and Redwood Financial Services, Inc. (m)
11.1	Statement re: Computation or Per Share Earnings
21	List of Subsidiaries
23	Consent of Accountants
99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-92272) filed by the Registrant with the Securities and Exchange Commission on May 19, 1995.

(b)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-97946) filed by the Registrant with the Securities and Exchange Commission on October 10, 1995.

(c)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-94160) filed by the Registrant with the Securities and Exchange Commission on June 30, 1995.

(d)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-02962) filed by the Registrant with the Securities and Exchange Commission on March 26, 1996.

(e)	Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

(f)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-08363) filed by the Registrant with the Securities and Exchange Commission on July 18, 1996.

(g)	Incorporated by reference to the Registration Statement on Form S-3 (333-18061) filed by the Registrant with the Securities and Exchange Commission on January 2, 1997.

(h)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K (26436) filed by the Registrant with the Securities and Exchange Commission on January 7, 1997.

(i)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on May 13, 2002.

(j)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on November 18, 1997.

(k)	Incorporated by reference to the Form 8-K (1-13759) filed by the Registrant with the Securities and Exchange Commission on July 20, 1998.

(l)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on May 14, 2002.

(m)	Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1998.

(n)	Incorporated by reference to the Form 10-Q (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2000.

(o)	Incorporated by reference to the Form 10-Q (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

(p)	Incorporated by reference to the Form 10-K (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

(q)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on November 15, 2001.

(r)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on June 13, 2002.

(s)	Incorporated by reference to the Form 10-Q (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2002.

(t)	Incorporated by reference to the Form 10-Q (1-13759) filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2002.

(u)	Incorporated by reference to the Registration Statement on Form S-3 (333-98861) filed by the Registrant with the Securities and Exchange Commission on August 28, 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: March 24, 2003	By:	/s/ George E. Bull

George E. Bull Chairman and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George E. Bull	George E. Bull Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2003

/s/ Douglas B. Hansen	Douglas B. Hansen Director, President	March 24, 2003

/s/ Harold F. Zagunis	Harold F. Zagunis Chief Financial Officer, Secretary, Treasurer and Controller (Principal Financial and Accounting Officer)	March 24, 2003

/s/ Richard D. Baum	Richard D. Baum Director	March 24, 2003

/s/ Thomas C. Brown	Thomas C. Brown Director	March 24, 2003

/s/ Mariann Byerwalter	Mariann Byerwalter Director	March 24, 2003

/s/ Greg H. Kubicek	Greg H. Kubicek Director	March 24, 2003

/s/ Charles J. Toeniskoetter	Charles J. Toeniskoetter Director	March 24, 2003

/s/ David L. Tyler	David L. Tyler Director	March 24, 2003

CERTIFICATION

I, George E. Bull, certify that:

1.     I have reviewed this annual report on Form 10-K of Redwood Trust, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ George E. Bull
George E. Bull
Chief Executive Officer

CERTIFICATION

I, Harold F. Zagunis, certify that:

1.     I have reviewed this annual report on Form 10-K of Redwood Trust, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Harold F. Zagunis
Harold F. Zagunis
Chief Financial Officer

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS
For Inclusion in Form 10-K
Annual Report Filed with
Securities and Exchange Commission
December 31, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2002	2001

ASSETS
Residential real estate loans	$6,215,179	$1,474,862
Residential loan credit-enhancement securities	352,479	190,813
Commercial real estate loans	29,270	51,084
Securities portfolio	335,697	683,482
Cash and cash equivalents	39,169	9,030

Total Earning Assets	6,971,794	2,409,271
Restricted cash	11,755	3,399
Accrued interest receivable	19,087	13,729
Principal receivable	1,214	7,823
Other assets	3,922	1,422

Total Assets	$7,007,772	$2,435,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$99,714	$796,811
Long-term debt, net	6,397,020	1,313,715
Accrued interest payable	5,267	2,569
Accrued expenses and other liabilities	19,768	6,498
Dividends payable	12,970	8,278

Total Liabilities	6,534,739	2,127,871

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible 902,068 shares authorized, issued and outstanding ($28,645 aggregate liquidation preference)	26,517	26,517
Common stock, par value $0.01 per share; 49,097,932 shares authorized; 16,277,285 and 12,661,749 issued and outstanding	163	127
Additional paid-in capital	418,701	328,668
Accumulated other comprehensive income	69,146	2,701
Cumulative earnings	116,578	59,961
Cumulative distributions to stockholders	(158,072)	(110,201)

Total Stockholders’ Equity	473,033	307,773

Total Liabilities and Stockholders’ Equity	$7,007,772	$2,435,644

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,

	2002	2001	2000

Interest Income
Residential real estate loans	$95,437	$65,012	$90,134
Residential loan credit-enhancement securities	37,427	16,683	8,524
Commercial real estate loans	5,000	7,480	2,002
Securities portfolio	24,404	54,257	67,206
Cash and cash equivalents	948	1,107	1,395

Total interest income	163,216	144,539	169,261
Interest Expense
Short-term debt	(20,312)	(40,401)	(62,309)
Long-term debt	(71,393)	(57,668)	(76,294)

Total interest expense	(91,705)	(98,069)	(138,603)
Net Interest Income	71,511	46,470	30,658
Operating expenses	(18,381)	(11,836)	(7,850)
Equity in losses of RWT Holdings, Inc.	—	—	(1,676)
Provision for excise tax	(959)	—	—
Other income (expense)	(665)	(911)	98
Net unrealized and realized market value gains (losses)	5,111	1,532	(2,296)

Net income before preferred dividend and change in accounting principle	56,617	35,255	18,934
Cumulative effect of adopting EITF 99-20 (See Note 2)	—	(2,368)	—

Net income before preferred dividend	56,617	32,887	18,934
Dividends on Class B preferred stock	(2,724)	(2,724)	(2,724)

Net Income Available to Common Stockholders	$53,893	$30,163	$16,210

Earnings per Share:
Basic Earnings Per Share:
Net income before change in accounting principle	$3.55	$3.20	$1.84
Cumulative effect of adopting EITF 99-20	$—	$(0.23)	$—
Net income available to common stockholders	$3.55	$2.97	$1.84
Diluted Earnings Per Share:
Net income before change in accounting principle	$3.44	$3.11	$1.82
Cumulative effect of adopting EITF 99-20	$—	$(0.23)	$—
Net income available to common stockholders	$3.44	$2.88	$1.82
Weighted average shares of common stock and common stock equivalents:
Basic	15,177,449	10,163,581	8,793,487
Diluted	15,658,623	10,474,764	8,902,069

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Years Ended December 31,

	2002	2001	2000

Net income before preferred dividend	$56,617	$32,887	$18,934
Other comprehensive income:
Net unrealized gain on assets available-for-sale	69,527	2,790	3,259
Net unrealized (loss) on cash flow hedges	(3,082)	—	—

Other comprehensive income	66,445	2,790	3,259

Comprehensive income before preferred dividend	123,062	35,677	22,193
Dividends on Class B preferred stock	(2,724)	(2,724)	(2,724)

Comprehensive Income	$120,338	$32,953	$19,469

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class B					Accumulated
	Preferred stock		Common stock		Additional	other		Cumulative
					paid-in	comprehensive	Cumulative	distributions to
	Shares	Amount	Shares	Amount	capital	income	earnings	stockholders	Total

Balance, December 31, 1999	902,068	$26,517	8,783,341	$88	$242,094	$(3,348)	$8,140	$(63,556)	$209,935

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	18,934	—	18,934
Net unrealized gain on assets available-for-sale	—	—	—	—	—	3,259	—	—	3,259

Total comprehensive income before preferred dividend	—	—	—	—	—	—	—	—	22,193
Issuance of common stock	—	—	26,159	—	428	—	—	—	428
Dividends declared:
Preferred	—	—	—	—	—	—	—	(2,724)	(2,724)
Common	—	—	—	—	—	—	—	(14,168)	(14,168)

Balance, December 31, 2000	902,068	$26,517	8,809,500	$88	$242,522	$(89)	$27,074	$(80,448)	$215,664

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	32,887	—	32,887
Reclassification adjustment due to adoption of EITF 99-20	—	—	—	—	—	2,368	—	—	2,368
Net unrealized gain on assets available-for-sale	—	—	—	—	—	422	—	—	422

Total comprehensive income before preferred dividend	—	—	—	—	—	—	—	—	35,677
Issuance of common stock	—	—	3,852,249	39	86,146	—	—	—	86,185
Dividends declared:
Preferred	—	—	—	—	—	—	—	(2,724)	(2,724)
Common	—	—	—	—	—	—	—	(27,029)	(27,029)

Balance, December 31, 2001	902,068	$26,517	12,661,749	$127	$328,668	$2,701	$59,961	$(110,201)	$307,773

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	56,617	—	56,617
Net unrealized gain on assets available-for-sale	—	—	—	—	—	69,527	—	—	69,527
Net unrealized loss on interest rate agreements available-for-sale	—	—	—	—	—	(3,082)	—	—	(3,082)

Total comprehensive income before preferred dividend	—	—	—	—	—	—	—	—	123,062
Issuance of common stock	—	—	3,615,536	36	90,033	—	—	—	90,069
Dividends declared:
Preferred	—	—	—	—	—	—	—	(2,724)	(2,724)
Common	—	—	—	—	—	—	—	(45,147)	(45,147)

Balance, December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	$(158,072)	$473,033

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$56,617	$32,887	$18,934
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,960	11,226	4,170
Provision for credit losses	3,308	768	731
Non-cash stock compensation	159	401	—
Equity in losses of RWT Holdings, Inc.	—	—	1,676
Net unrealized and realized market value (gains) losses	(5,111)	(1,532)	2,296
Cumulative effect of adopting EITF 99-20	—	2,368	—
Net (purchases) sales of real estate loans held-for-sale	(1,558,104)	(672,192)	362,857
Principal payments on real estate loans held-for-sale	14,876	11,384	20,598
Net sales (purchases) of securities trading	278,369	(61,294)	(97,113)
Principal payments on securities trading	135,875	302,176	278,170
Net (purchases) sales of interest rate agreements	(3,609)	(664)	(2,810)
Net change in:
Accrued interest receivable	(5,358)	2,068	(2,266)
Principal receivable	6,609	163	(3,387)
Other assets	(3,232)	1,045	(651)
Accrued interest payable	2,698	(3,088)	195
Accrued expenses and other liabilities	9,531	2,318	1,361

Net cash (used in) provided by operating activities	(1,057,413)	(371,966)	584,761

Cash Flows From Investing Activities:
(Purchases) of real estate loans held-for-investment	(3,694,188)	—	(407,203)
Proceeds from sales of real estate loans held-for-investment	44,811	4,313	—
Principal payments on real estate loans held-for-investment	459,256	330,178	226,179
(Purchases) of securities available-for-sale	(386,444)	(313,757)	(58,306)
Proceeds from sales of securities available-for-sale	145,268	33,070	2,897
Principal payments on securities available-for-sale	95,703	10,534	1,875
Net (increase) decrease in restricted cash	(8,356)	1,841	144
Loans to RWT Holdings, Inc., net of repayments	—	—	6,500
Increase in receivable from RWT Holdings, Inc.	—	—	472

Net cash (used in) provided by investing activities	(3,343,950)	66,179	(227,442)

Cash Flows From Financing Activities:
Net (repayments) borrowings on short-term debt	(697,097)	22,389	(497,343)
Proceeds from issuance of long-term debt	5,593,172	525,190	375,844
(Repayments) on long-term debt	(511,258)	(307,999)	(225,434)
Net proceeds from issuance of common stock	89,864	85,785	428
Dividends paid	(43,179)	(26,031)	(15,212)

Net cash provided by (used in) financing activities	4,431,501	299,334	(361,717)

Net increase (decrease) in cash and cash equivalents	30,139	(6,453)	(4,398)
Cash and cash equivalents at beginning of period	9,030	15,483	19,881

Cash and cash equivalents at end of period	$39,169	$9,030	$15,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,007	$100,919	$137,454

Non-cash financing activity:
Dividends declared but not paid	$12,970	$8,278	$4,557

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 1. THE COMPANY

Redwood Trust, Inc. (Redwood Trust) together with its subsidiaries is an investor in real estate loans. Redwood Trust’s business is owning, financing, and credit enhancing high-quality jumbo residential real estate loans nationwide. Redwood Trust also invests in diverse types of real estate loans through its real estate securities portfolio and its commercial loan portfolio. Redwood Trust’s primary source of revenue is monthly loan payments made by homeowners and property owners on their loans, and its primary expense is the cost of borrowed funds. Redwood Trust is structured as a Real Estate Investment Trust (REIT) and therefore the majority of its taxable net earnings (exclusive of income earned in taxable subsidiaries) are distributed to stockholders as dividends.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
 The December 31, 2002 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to the Company mean Redwood Trust, Sequoia, and Holdings. References to the REIT mean Redwood Trust and Sequoia Mortgage Funding Corporation only.

Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of Residential Real Estate Loans, are subordinated to support Long-Term Debt in the form of collateralized mortgage-backed securities (Long-Term Debt) and are not available for the satisfaction of general claims of the Company. The Company’s exposure to loss on the assets which are collateral for Long-Term Debt is limited to its net equity investment in Sequoia, as the Long-Term Debt is non-recourse to the Company.

On January 1, 2001, the Company acquired 100% of the voting common stock of Holdings for $300,000 in cash consideration from two officers of Holdings, and Holdings became a wholly-owned consolidated subsidiary of the Company. This transaction did not have a material effect on the consolidated financial statements of the Company.

All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of the Company at December 31, 2002. Certain amounts for prior periods have been reclassified to conform to the December 31, 2002 presentation.

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

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate by management to provide for known credit losses, as well as estimated losses in Redwood’s earning assets. The reserve is based upon management’s assessment of various factors affecting its assets, including economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and adjusted as deemed necessary. The credit reserve on real estate loans is increased by provisions, which are charged to income from operations. Summary information regarding the Reserve for Credit Losses on real estate loans is presented in Note 4. The Company’s actual credit losses may differ from those estimates used to establish the reserve.

Individual real estate loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the underlying collateral.

Recognition of Interest Income and Impairment on Securities. The Emerging Issues Task Force (EITF) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, which established new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of a beneficial interest should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline may be considered to exist if there has been a decline in estimated future cash flows. In such cases, the difference between the carrying value and fair value of the beneficial interest is recorded as a mark-to-market loss through the income statement. These adjustments under the provisions of EITF 99-20 are recognized as mark-to-market adjustments under Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

The provisions of EITF 99-20 became effective January 1, 2001. At that date, the Company’s projections of cash flows on certain of its residential credit-enhancement securities were less than the cash flows anticipated at acquisition and the fair value had declined below the carrying value. Accordingly, the Company recorded a $2.4 million charge through the Consolidated Statements of Operations at that time as a cumulative effect of a change in accounting principle. The mark-to-market adjustments on these beneficial interests had previously been recorded as unrealized losses through Accumulated Other Comprehensive Income as a component of Stockholders’ Equity. Since this was a reclassification of declines in market values that had already been recognized in the Company’s balance sheet and stockholders’ equity accounts, there was no change in net carrying value of these interests upon adoption of EITF 99-20.

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

Earning Assets
 The Company’s earning assets consist primarily of residential and commercial real estate loans and securities (Earning Assets). Real estate loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Purchase discounts and premiums relating to Earning Assets are amortized into interest income over the lives of the Earning Assets using the effective yield method based on projected cash flows over the life of the asset. Gains or losses on the sale of Earning Assets are based on the specific identification method. It is the Company’s intention to hold all of its loans and securities to maturity.

Real Estate Loans: Held-for-Investment
Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of the Sequoia loans that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Effective July 1, 2002, the Company classified all existing and new residential real estate loans acquired for future securitization through Sequoia as held-for-investment. Commercial real estate loans, for which the Company has secured financing through the term of the loan or otherwise has the intent and the ability to hold to maturity are classified as held-for-investment. While the Company does not sell real estate loans as part of its normal business operations, loans are sold periodically to facilitate calls on Long-Term Debt through the Sequoia program.

Real Estate Loans: Held-for-Sale
Real estate loans held-for-sale are carried at the lower of original cost or market value determined on an individual basis. Any lower of cost or market adjustments on these loans are recognized in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. Real estate owned (REO) assets of the Company are included in Real Estate Loans held-for-sale.

Securities: Trading
Securities classified as trading are recorded at their estimated fair market value. Unrealized gains and losses on these securities are recognized as a component of Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations.

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

Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates, and interest rates. For Residential Loan Credit-Enhancement Securities purchased at a discount, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed the Company’s expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or the Company may take a mark-to-market earnings charge to write down the basis in the security to current market value under the provisions of EITF 99-20. If future credit losses are less than the Company’s estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security will generally be adjusted upwards over time.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash
 Restricted cash of the Company may include principal and interest payments on real estate loans or securities held as collateral for the Company’s Long-Term Debt, cash pledged as collateral on certain interest rate agreements, and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

Other Assets
 Other Assets on the Consolidated Balance Sheets include fixed assets, prepaid interest, and other prepaid expenses.

Interest Rate Agreements
 The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets that may be caused by interest rate volatility. Interest rate agreements the Company uses as part of its interest rate risk-management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively Interest Rate Agreements). On the date an Interest Rate Agreement is entered into, the Company designates the Interest Rate Agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instruments).

Prior to the fourth quarter of 2002, the Company elected not to seek hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, for any of its Interest Rate Agreements. Hedges were designated as trading and were recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. In the fourth quarter of 2002, the Company elected hedge accounting under SFAS No. 133 for certain of its Interest Rate Agreements. Accordingly, specific instruments are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. Any ineffective portions of the cash flow hedges are included in the Consolidated Statements of Operations (see Note 5).

Net premiums on Interest Rate Agreements are amortized as a component of net interest income over the effective period of the Interest Rate Agreement using an appropriate method. The income or expense related to Interest Rate Agreements is recognized on an accrual basis and is included in interest expense on Short-Term Debt in the Consolidated Statements of Operations (see Note 5).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow, hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current-period earnings. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated Other Comprehensive Income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

Debt
 Short-Term Debt and Long-Term Debt are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the constant interest method based on the maturity schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of Long-Term Debt are deferred and amortized over the estimated lives of the Long-Term Debt using the constant interest method, adjusted for the effects of actual principal paydown rates.

Taxes
 Redwood Trust has elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, Redwood Trust must distribute at least 90% of its annual taxable income (exclusive of taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, Redwood Trust generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable income it distributes to its stockholders. Because the Company believes Redwood Trust meets the REIT requirements and also currently intends to distribute all of its taxable income earned through December 31, 2002, no provision has been made for income taxes at the REIT in the accompanying Consolidated Financial Statements.

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to stockholders of record as of a specified date in such year, will be deemed to have been paid by the REIT and received by the stockholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed taxable income on the record date. Therefore, the dividends declared in the fourth quarter 2002, which were paid in January 2003, are considered taxable income to stockholders in 2002, the year declared. For 2002, the Company distributed $47.9 million in common and preferred dividends, of which $45.3 million was ordinary income and $2.6 million was long-term capital gains.

Taxable earnings of Holdings and its subsidiaries are subject to state and Federal income taxes at the applicable statutory rates. Holdings provides for deferred income taxes, if any, to reflect the estimated future tax effects under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. See Note 8 for further discussion on income taxes at Holdings.

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its taxable REIT income in the calendar year plus 100% of the undistributed income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. For 2002, the Company’s taxable REIT distributions declared before calendar year-end and distributed on or before January 31, 2003 were less than 85% of taxable REIT income for the 2002 calendar year requiring the Company to incur a 4% excise tax provision of $1.0 million on the shortfall. Prior to 2002 the Company met this 85% distribution requirement and had not been subject to excise taxes (See Note 8).

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

The following table provides reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

(in thousands, except share data)	Years Ended December 31,

	2002	2001	2000

Numerator:
Numerator for basic and diluted earnings per share—
Net income before preferred dividend and change in accounting principle	$56,617	$35,255	$18,934
Cash dividends on Class B preferred stock	(2,724)	(2,724)	(2,724)

Net income before change in accounting principle	53,893	32,531	16,210
Cumulative effect of adopting EITF 99-20	—	(2,368)	—

Basic and Diluted EPS — Net income available to common stockholders	$53,893	$30,163	$16,210

Denominator:
Denominator for basic earnings per share—
Weighted average number of common shares outstanding during the period	15,177,449	10,163,581	8,793,487
Net effect of dilutive stock options	481,174	311,183	108,582

Denominator for diluted earnings per share—	15,658,623	10,474,764	8,902,069

Basic Earnings Per Share:
Net income before change in accounting principle	$3.55	$3.20	$1.84
Cumulative effect of adopting EITF 99-20	—	(.23)	—

Net income per share	$3.55	$2.97	$1.84

Diluted Earnings Per Share:
Net income before change in accounting principle	$3.44	$3.11	$1.82
Cumulative effect of adopting EITF 99-20	—	(.23)	—

Net income per share	$3.44	$2.88	$1.82

At December 31, 2002 and 2001, the number of common equivalent shares issued by the Company that were anti-dilutive totaled 406,816 and 412,001, respectively.

Comprehensive Income
 Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on the Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. At December 31, 2002, Accumulated Other Comprehensive Income consisted of net unrealized gains and losses on both securities available-for-sale and derivatives classified as cash flow hedges. In prior years, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on real estate loan assets available-for-sale.

Stock-Based Compensation
 At December 31, 2002, the Company had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under these provisions the Company does not include any stock-based employee compensation cost in net income on its stock-based compensation plan, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company does not include any stock-based employee compensation cost in net income on its employee stock purchase plan because the plan is deemed non-compensatory under APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. For further discussion of SFAS No. 123, see Note 10.

(in thousands, except share data)	Year Ended December 31,

	2002	2001	2000

Net income, as reported	$53,893	$30,163	$16,210
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(390)	(513)	(599)

Pro forma net income	$53,503	$29,650	$15,611

Earnings per share:
Basic—as reported	$3.55	$2.97	$1.84
Basic—pro forma	$3.53	$2.92	$1.78
Diluted—as reported	$3.44	$2.88	$1.82
Diluted—pro forma	$3.42	$2.83	$1.75

Recent Accounting Pronouncements
 In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes a single accounting model to address long-lived assets to be disposed of. Long-lived assets to be held and used require an entity to recognize an impairment loss only if the carrying value of its long-lived assets are not recoverable from their undiscounted cash flows. Long-lived assets to be disposed of in a manner other than sale should be considered held until disposed of. Long-lived assets to be disposed of by sale are measured at the lower of their carrying value or fair value less costs to sell with all future depreciation ceased. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, by allowing alternative transition methods when voluntarily changing to the fair value method of accounting for stock options and other stock-based employee compensation. This statement also changes the disclosure requirements of SFAS No. 123 by requiring that both interim and annual financial statements disclose information about the method of accounting for stock-based employee compensation and its effect on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This interpretation of previously existing accounting standards clarifies the obligations under certain guarantee arrangements about information to be disclosed and the content of that disclosure. For the purpose of this interpretation a guarantee is a contract in which the guarantor would be required to pay the guaranteed party based on changes in underlying asset, liability, or equity security of the guaranteed party or based on a third party’s failure to perform under an obligation guarantee (performance guarantee). The Company has determined that it does not have guarantees within the meaning of FIN 45.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). This Interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. The Company believes that it is not the primary beneficiary of, nor does it hold a significant interest in, a variable interest entity as defined by FIN 46. Thus, no additional disclosures regarding the nature, purpose, size, and activities or the Company’s maximum exposure to loss are provided as a result of its involvement with a variable interest entity. Furthermore, the Company believes that it is unlikely that any consolidation of a variable interest entity would be required.

The Company believes that the adoption of the above-mentioned pronouncements will generally not have a material effect on its financial position or results of operations.

NOTE 3. EARNING ASSETS

At December 31, 2002, 2001, and 2000, Earning Assets generally consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities. Hybrid loans have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of our residential real estate assets is twenty-five to thirty years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans. The original maturity of the Company’s commercial real estate loans is from two to ten years.

For the years ended December 31, 2002, 2001, and 2000, the annualized effective yield after taking into account the amortization income or expense due to discounts and premiums and associated credit expenses on the Earning Assets was 4.13%, 6.71%, and 7.56%, respectively, based on the reported carrying value of the assets. For the years ended December 31, 2002, 2001, and 2000, the average balance of Earning Assets was $3.9 billion, $2.2 billion, and $2.2 billion, respectively.

At December 31, 2002 and 2001, Earning Assets consisted of the following:

Residential Real Estate Loans

	December 31, 2002			December 31, 2001

(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total

Current Face	$918	$6,189,756	$6,190,674	$153,125	$1,317,343	$1,470,468
Unamortized Discount	(13)	—	(13)	(364)	(132)	(496)
Unamortized Premium	1	32,788	32,789	34	10,055	10,089

Amortized Cost	906	6,222,544	6,223,450	152,795	1,327,266	1,480,061
Reserve for Credit Losses	—	(8,271)	(8,271)	—	(5,199)	(5,199)

Carrying Value	$906	$6,214,273	$6,215,179	$152,795	$1,322,067	$1,474,862

The following tables provide detail on the Company’s Residential Real Estate Loans at December 31, 2002 and 2001.

				December 31, 2002
				(all dollars in thousands)

Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	1.6% — 5.0%	2016-2035	$1,737,979	$1,744,859	$991
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	1.6% — 5.5%	2016-2035	4,283,178	4,300,132	2,196
1st Lien Adjustable Rate Residential Real Estate Loans	1 Year CMT	4.0% — 7.8%	2016-2030	79,309	79,623	940
1st Lien Adjustable Rate Residential Real Estate Loans	3/1 Hybrid	4.5% — 6.5%	2031-2035	90,208	90,565	—

				$6,190,674	$6,215,179	$4,127

				December 31, 2001
				(all dollars in thousands)

Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	2.9% — 5.3%	2021-2029	$391,220	$394,134	$1,559
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	2.9% — 8.3%	2021-2027	814,788	817,818	1,556
1st Lien Adjustable Rate Residential Real Estate Loans	1 Year CMT	5.3% — 10.8%	2004-2018	264,460	262,910	1,946

				$1,470,468	$1,474,862	$5,061

The following table provides detail of the activity on the Company’s Residential Real Estate Loan portfolio for the year ended December 31, 2002.

(in thousands)
Residential Real Estate Loans at December 31, 2001	$1,474,862
Acquisitions	5,255,593
Sales	(49,643)
Principal Payments	(451,317)
Amortization Premium	(11,988)
Credit Provisions	(3,308)
Net Charge-Offs	236
Mark-To-Market (Income Statement)	744

Residential Real Estate Loans at December 31, 2002	$6,215,179

At December 31, 2002 and 2001, the Company’s Residential Real Estate Loans were located in the following areas in the United States.

Geographic Concentration	December 31, 2002	December 31, 2001

Northern California	12%	10%
Southern California	12%	12%
Florida	12%	11%
Georgia	8%	8%
New York	6%	8%
New Jersey	5%	5%
Illinois	4%	3%
Other States (none greater than 3%)	41%	43%

Total	100%	100%

At December 31, 2002 and 2001, residential real estate loans with a net carrying value of $103 million and $148 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2002 and 2001, residential real estate loans with a net carrying value of $6.1 billion and $1.3 billion, respectively, were pledged as collateral under long-term borrowing arrangements through the Sequoia program.

Residential Loan Credit-Enhancement Securities

	December 31, 2002	December 31, 2001
(in thousands)	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current Face	$559,186	$353,435
Unamortized Discount	(58,578)	(25,863)
Portion Of Discount Designated As A Credit Reserve	(224,891)	(140,411)

Amortized Cost	275,717	187,161
Gross Unrealized Gains	79,867	7,174
Gross Unrealized Losses	(3,105)	(3,522)

Carrying Value	$352,479	$190,813

The Company credit enhances pools of high-quality jumbo residential real estate loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. The Company therefore commits capital that effectively forms a “guarantee” or “insurance” on the securitized pool of real estate loans.

The Company’s Residential Loan Credit-Enhancement Securities are first loss, second loss, and third loss securities. First loss securities are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss security. First loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to the Company’s second and third loss securities provide the Company’s interests with some protection from losses, as they serve as external credit enhancement. The Company provided some level of credit enhancement on $59 billion and $52 billion of loans securitized by third parties at December 31, 2002 and 2001, respectively.

When the Company purchases residential credit enhancement interests, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security. Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates, and interest rates. At December 31, 2002 and 2001, the Company designated $225 million and $140 million, respectively, as a credit reserve on its residential credit-enhancement interests. The credit reserves are specific to each residential credit-enhancement interest.

If future credit losses exceed the Company’s original expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or the Company may take a mark-to-market earnings charge to write down the basis in the security to current market value under the provisions of EITF 99-20. If future credit losses are less than the Company’s prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time.

At December 31, 2002, no Residential Loan Credit-Enhancement Securities were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2001, Residential Loan Credit-Enhancement Securities with a net carrying value of $89 million were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2002, Residential Loan Credit-Enhancement Securities with a net carrying value of $167 million were pledged as collateral under long-term securitization. At December 31, 2001, no Residential Loan Credit-Enhancement Securities were pledged as collateral under long-term borrowing arrangements to third parties (see Note 7).

Commercial Real Estate Loans

	December 31, 2002			December 31, 2001

(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total

Current Face	$19,139	$11,111	$30,250	$30,931	$20,860	$51,791
Unamortized Discount	(897)	(83)	(980)	(683)	(24)	(707)

Carrying Value	$18,242	$11,028	$29,270	$30,248	$20,836	$51,084

     The following tables provide detail on the Company’s Commercial Real Estate Loans at December 31, 2002 and 2001.

				December 31, 2002
				(all dollars in thousands)

Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR, with interest rate floor	9.3% — 10.8%	2003	$3,510	$3,098	$1,039
1st Lien Adjustable Rate Commercial Real Estate Loans	3 Month LIBOR, with interest rate floor	9.5%	2003	9,745	9,662	—
1st Lien Adjustable Rate Commercial Real Estate Loans	6 Month LIBOR, with interest rate floor	9.5%	2004	6,227	6,024	—
1st Lien Adjustable Rate Commercial Real Estate Loans	Hybrid	11%	2009	9,402	9,120	—
1st Lien Fixed Rate Commercial Real Estate Loans	Fixed	18.0% — 19.1%	2004	1,366	1,366	—

				$30,250	$29,270	$1,039

				December 31, 2001
				(all dollars in thousands)

Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR, with interest rate floor	9.1% — 10.8%	2002 – 2003	$26,185	$26,074	—
1st Lien Adjustable Rate Commercial Real Estate Loans	3 Month LIBOR, with interest rate floor	9.5%	2003	9,800	9,679	—
1st Lien Adjustable Rate Commercial Real Estate Loans	6 Month LIBOR, with interest rate floor	9.5%	2004	6,300	6,110	—
1st Lien Adjustable Rate Commercial Real Estate Loans	Hybrid	11%	2009	9,506	9,221	—

				$51,791	$51,084	—

The following table provides detail of the activity on the Company’s Commercial Real Estate Loan portfolio for the year ended December 31, 2002.

(in thousands)
Commercial Real Estate Loans at December 31, 2001	$51,084
Acquisitions	1,529
Principal Payments	(23,048)
Amortization Premium	52
Mark-To-Market (Income Statement)	(347)

Commercial Real Estate Loans at December 31, 2002	$29,270

     At December 31, 2002 and 2001, the Company’s commercial real estate loans were located in the following areas in the United States.

Geographic Concentration	December 31, 2002	December 31, 2001

California	36%	59%
New Jersey	33%	19%
Kansas	21%	12%
Texas	10%	8%
Indiana	—	2%

Total	100%	100%

At December 31, 2002, no commercial real estate loans were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2001, commercial real estate loans with a net carrying value of $19 million were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2002 and 2001, commercial mortgage loans held-for-investment with a net carrying value of $10 million and $21 million, respectively, were pledged as collateral under long-term borrowing arrangements to third parties (see Note 7).

Securities Portfolio

	December 31, 2002			December 31, 2001

		Securities			Securities
	Securities	Portfolio		Securities	Portfolio
(in thousands)	Portfolio Trading	Available-for-Sale	Total	Portfolio Trading	Available-for-Sale	Total

Current Face	—	$339,095	$339,095	$501,078	$171,877	$672,955
Unamortized Discount	—	(5,385)	(5,385)	(139)	(1,320)	(1,459)
Unamortized Premium	—	6,523	6,523	6,634	6,303	12,937

Amortized Cost	—	340,233	340,233	507,573	176,860	684,433
Gross Unrealized Gains	—	1,520	1,520	—	516	516
Gross Unrealized Losses	—	(6,056)	(6,056)	—	(1,467)	(1,467)

Carrying Value	—	$335,697	$335,697	$507,573	$175,909	$683,482

Agency	—	$0	$0	$353,523	$20,223	$373,746
Non-Agency	—	335,697	335,697	154,050	155,686	309,736

Carrying Value	—	$335,697	$335,697	$507,573	$175,909	$683,482

For the years ended December 31, 2002, 2001, and 2000, the Company recognized net unrealized and realized market value gains from its trading portfolio through the Consolidated Statements of Operations of $7.0 million, $1.6 million, and $1.0 million on its securities portfolio, respectively.

At December 31, 2002, no securities portfolio assets were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2001, securities portfolio assets with a net carrying value of $592 million were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2002, securities portfolio assets with a net carrying value of $285 million were pledged as collateral under long-term securitization. At December 31, 2001, no securities portfolio assets were pledged as collateral under long-term borrowing arrangements to third parties.

NOTE 4. RESERVE FOR CREDIT LOSSES

The Reserve for Credit Losses is for Residential Real Estate Loans held-for-investment and is reflected as a component of Earning Assets on the Consolidated Balance Sheets. The following table summarizes the activity in the Reserve for Credit Losses.

	Years Ended December 31,

(in thousands)	2002	2001	2000

Balance at beginning of year	$5,199	$4,814	$4,125
Provision for credit losses	3,308	767	731
Charge-offs	(236)	(382)	(42)

Balance at end of year	$8,271	$5,199	$4,814

NOTE 5. INTEREST RATE AGREEMENTS

The Company generally attempts to structure its balance sheet to address many of the interest rate risks inherent in the Company’s specific assets and liabilities. The Company may enter into certain Interest Rate Agreements from time to time with the objective of matching the interest rate characteristics of its assets and liabilities. The Company reports its Interest Rate Agreements at fair value. As of December 31, 2002 and 2001, the fair value of the Company’s Interest Rate Agreements was negative $3.8 million and $0, respectively, and is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

The Company may enter into Interest Rate Agreements consisting of interest rate caps, interest rate floors, interest rate futures, options on interest rate futures, interest rate swaps, and other types of hedging instruments. Currently, the Company may designate these as economic hedges or cash flow hedges. Cash flow hedges arise when the Company is hedging its variable interest rate debt payments associated with certain existing and future liabilities.

Interest Rate Options purchased, which include caps and call corridors (Options), are agreements that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when a contract is initiated. Purchased interest rate cap agreements provide cash flows to the Company to the extent that a specific interest rate index exceeds a fixed rate. Purchased interest rate corridor agreements provide cash flows to the Company to the extent that a specific interest rate falls between two fixed rates. The Company’s credit risk on the purchased Options is limited to the carrying value of the Option agreements.

Interest Rate Swaps (Swaps) are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of the Company’s Swaps involve the exchange of one fixed interest payment for a floating interest payment based on a different index. Most of the Swaps require that the Company provide collateral, such as mortgage securities or cash, to the counterparty. Should the counterparty fail to return the collateral, the Company would be at risk for the fair market value of that asset.

Interest Rate Futures are contracts for the delivery of securities or cash in which the seller agrees to deliver on a specified future date, a specified instrument or cash equivalent, at a specified price or yield. Under these agreements, if the Company has sold (bought) the futures, the Company will generally receive additional cash flows if interest rates rise (fall). Conversely, the Company will generally pay additional cash flows if interest rates fall (rise). The credit risk on futures is limited by the requirement that the exchange and its members make good on obligations of any member that fails to perform.

Prior to the fourth quarter of 2002, the Company treated all of its hedges as trading instruments and recorded any changes in market values through Net Unrealized and Realized Market Value Gains (Losses) on the Consolidated Statements of Operations. Certain of the hedges the Company entered into in the fourth quarter of 2002 and may enter into in the future will continue to be deemed economic hedges and will be accounted for as trading instruments. During the years ended December 31, 2002, 2001, and 2000, the Company recognized net market value losses of $4.3 million, $0.4 million, and $3.4 million, respectively, on these hedges.

The hedging instruments the Company owned as of December 31, 2002, which are accounted for as trading instruments, are described in more detail below.

At December 31, 2002, the Company had one interest rate cap with a strike rate based on the one-month London Interbank Offered Rate (LIBOR) interest rate of 7.00% expiring in 2003. At December 31, 2001, the Company had six interest rate caps with strike rates based on the one-month and three-month London Interbank Offered Rate (LIBOR) interest rates ranging from 6.25% to 11.00% expiring in 2002 and 2003. At December 31, 2002 and 2001, the notional amounts of the interest rate caps totalled $5 million and $313 million, respectively.

The Company had a pair of generally offsetting interest rate swaps between Redwood Trust, Sequoia, and a third party financial institution that had gross notional amounts of $378 million at December 31, 2002 and $445 million at December 31, 2001.

At December 31, 2002, the Company had sold twelve 5-year Treasury Futures contracts with gross notional amounts of $1.2 million. All 5-year Treasury Futures contracts had expiration dates in 2003 at December 31, 2002.

In the fourth quarter of 2002, the Company elected hedge accounting under SFAS No. 133 for certain of its Interest Rate Agreements. Accordingly, specific instruments are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. Any ineffective portions of the cash flow hedges are included in the Consolidated Statements of Operations.

The critical terms of the cash flow hedging instruments are similar to the hedged transactions. The changes in value of the derivatives are intended to offset the changes in variable rate debt payments for up to ten years. The Company records any ineffective portion of the hedging instruments in the Consolidated Statements of Operations. For the year ended December 31, 2002, the Company recorded a minimal amount of ineffectiveness in these hedges which is included in interest expense in the consolidated statements of operations.

For its cash flow hedges the Company includes in “Accumulated Other Comprehensive Income” on the Consolidated Balance Sheets the changes in fair value of these hedges until the hedge transaction occurs. When the hedge transaction occurs the Company reclassifies the related gain or loss on the cash flow hedge to revenue or expense. In the event the underlying hedge transaction does not occur, the Company reclassifies the gain or loss on the related cash flow hedge from the balance sheet to the income statement.

The Company did not have any cash flow hedges that expired or matured during the year ended December 31, 2002. Consequently, there is no existing portion of the balance in Accumulated Other Comprehensive Income that is scheduled to be amortized into income or expense. However, some of the hedging instruments will expire in 2003 and the Company anticipates that $0.3 million of the Accumulated Other Comprehensive Income on the Consolidated Balance Sheets will be amortized into income over the next twelve months.

The following table depicts the activity for the year ended December 31, 2002 for hedges accounted for under SFAS No. 133.

Gain (Loss) on Hedges of Forecasted Transactions:

	Balance Sheet	Income Statement

	As of	Year ended
(in thousands)	December 31, 2002	December 31, 2002

Net Unrealized and
Realized Market
	Other Comprehensive		Value Gains
	Income	Interest Expense	(Losses)

Realized—Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	—	—	—
Net ineffective portion of hedges	—	—	—
Recognized but Unrealized—Open Transactions:
Unrealized gain (loss) remaining in other comprehensive Income	$(3,082)	—	—
Net ineffective portion of hedges	—	$3	—

The hedging instruments the Company owned as of December 31, 2002, which are accounted for as cash flow hedging instruments, are described in more detail below.

At December 31, 2002, the Company had one interest rate corridor with strike rates based on the one-month London Interbank Offered Rate (LIBOR) interest rate of 11.175% and 12.05%. If the one-month LIBOR interest rate rises above 11.175%, the interest rate corridor allows the Company to receive cash payments on the notional balance on the difference between the current interest rate up to a maximum amount of 0.875% (the difference in the strike rates). The notional balance of the interest rate corridor was $1.1 billion at December 31, 2002, and amortizes down over its five-year term.

At December 31, 2002, the Company also had six interest rate swap agreements with third party financial institutions; in these agreements Redwood pays a fixed interest rate and receives three-month LIBOR. These six interest rate swap agreements had notional amounts totaling $148 million at December 31, 2002, and have maturities ranging from two to ten years.

At December 31, 2002, the Company had sold 1,000 three-month Eurodollar futures contracts with gross notional amounts of $1.0 billion. At December 31, 2002, all of these futures contracts had expiration dates in 2003.

The following table summarizes the aggregate notional amounts of all of the Company’s Interest Rate Agreements as well as the credit exposure related to these instruments as of December 31, 2002 and 2001. The credit exposure reflects the fair market value of any cash and collateral of the Company held by counterparties. At December 31, 2002, the swaps between Redwood and various third party financial institutions required Redwood to provide collateral in the form of cash of $6.6 million. At December 31, 2001, the swaps between Redwood and various third party financial institutions required Redwood to provide collateral in the form of agency securities of $6.6 million. Sequoia did not hold collateral of the third party financial institution for its swap at December 31, 2002 or 2001. The cash and collateral held by counterparties are included in Restricted Cash or the Securities Portfolio on the Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure

(in thousands)	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Interest Rate Caps Purchased	$5,000	$313,000	—	—
Interest Rate Corridors Purchased	1,096,899	—	—	—
Eurodollar Futures Sold	(1,000,000)	—	$867	—
Treasury Futures Sold	(1,200)	—	28	—
Interest Rate Swaps	525,971	445,107	6,600	$6,645

Total	$626,670	$758,107	$7,495	$6,645

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

NOTE 6. SHORT-TERM DEBT

The Company enters into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively Short-Term Debt) to finance a portion of its Earning Assets.

At December 31, 2002, the Company had $100 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 1.94% and a weighted-average remaining maturity of 162 days. This debt was collateralized with $103 million of Residential Real Estate Loans. At December 31, 2001, the Company had $797 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 2.19% and a weighted-average remaining maturity of 82 days. This debt was collateralized with $840 million of Residential Real Estate Loans and various securities.

At December 31, 2002 and December 31, 2001, the Short-Term Debt had the following remaining maturities:

(in thousands)	December 31, 2002	December 31, 2001

Within 30 days	—	$270,855
31 to 90 days	$5,645	226,407
Over 90 days	94,069	299,549

Total Short-Term Debt	$99,714	$796,811

For the years ended December 31, 2002, 2001, and 2000, the average balance of Short-Term Debt was $0.9 billion, with a weighted-average interest cost of 2.37%, 4.53%, and 6.67%, respectively. The maximum balance outstanding for each of the years ended December 31, 2002, 2001, and 2000, was $1.4 billion, $1.3 billion, and $1.3 billion, respectively. Through December 31, 2002, the Company was in compliance with all of its debt covenants for all its short-term borrowing arrangements and credit facilities.

At December 31, 2002 and 2001, the Company had uncommitted facilities with credit lines in excess of $4 billion for financing AAA and AA-rated residential real estate securities. It is the intention of the Company’s management to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financings.

At December 31, 2002, the Company had short-term facilities with three Wall Street Firms totaling $1.4 billion to fund Residential Real Estate Loans. At December 31, 2001, the Company had short-term facilities with two Wall Street Firms totaling $1.1 billion to fund Residential Real Estate Loans. At December 31, 2002 and 2001, the Company had borrowings under these facilities of $100 million and $146 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2002 and 2001, the weighted average borrowing rate under these facilities was 1.94% and 2.56%, respectively. These facilities expire between March 2003 and June 2003. The Company will likely seek to renew these facilities and does not anticipate any problems in doing so.

At December 31, 2002, the Company did not have any revolving short-term warehouse credit facilities to finance its Commercial Real Estate Loans. At December 31, 2001, the Company had two committed revolving mortgage warehousing credit facilities totaling $58 million to finance commercial real estate loans. At December 31, 2001, the Company had borrowings under these facilities of $17 million.

In July 2002, the Company entered into a Warehouse Agreement and an Engagement Letter with a Wall Street firm designed to enable the Company to pursue the issuance of a collateralized debt obligation (CDO). In December 2002, the Company formed a CDO as a means of securing long-term debt financing for some of its existing securities and to enable the Company to fund on a long-term basis additional types of assets in the future (see Note 7). Upon execution of the CDO, the Warehouse Agreement expired. The Company plans to enter into additional Warehouse Agreements from time to time to facilitate future CDO issuances.

At December 31, 2002, the Company had five master repurchase agreements with two banks and two Wall Street Firms totaling $200 million. At December 31, 2001, the Company had three master repurchase agreements with a bank and two Wall Street Firms totaling $140 million. These facilities are intended to finance residential securities with lower-than-investment-grade ratings. In addition to these committed facilities, the Company may also finance securities with lower-than-investment-grade ratings through non-committed borrowing arrangements. At December 31, 2002, the Company had no borrowings under these committed and non-committed facilities. At December 31, 2001, the Company had borrowings under these committed and non-committed facilities of $66 million. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2001, the weighted average borrowing rate under these facilities was 2.92%. Three of the committed facilities expire in February, September, and October 2003. A fourth committed facility has a six-month term that is extended monthly. Unless notice is provided by either party the expiration on this fourth facility remains at six months. The termination date for the fifth committed facility is in November 2003; however, certain funding transactions could have termination dates after this date. The Company may not seek to renew all of these facilities as they expire.

NOTE 7. LONG-TERM DEBT

Through securitizations the Company issues Residential Long-Term Debt in the form of collateralized mortgage-backed securities secured by Residential Real Estate Loans (Residential Bond Collateral). The Residential Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential mortgage loans secured by first liens on one to four-family residential properties. All Residential Bond Collateral is pledged to secure repayment of the related Residential Long-Term Debt obligation. As required by the governing documents related to the Residential Long-Term Debt, the Residential Bond Collateral is held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) on the Residential Bond Collateral and make corresponding principal and interest payments on the Residential Long-Term Debt. Obligations under the Residential Long-Term Debt are payable solely from the Residential Bond Collateral and are otherwise non-recourse to the Company.

Each series of Residential Long-Term Debt consists of various classes of securities at variable rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related Residential Bond Collateral. Each series is also subject to redemption according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of a Residential Long-Term Debt series is likely to occur earlier than its stated maturity. During the years ended December 31, 2002, 2001, and 2000, the Company issued $5.1 billion, $0.5 billion, and $0.5 billion, respectively, in Residential Long-Term Debt through Sequoia to fund Residential Real Estate Loans.

During the second quarter of 2002, the Company issued $81 million of Long-Term Debt secured by residential real estate loan securities with stated maturities of 2029 and 2030. During the fourth quarter of 2002, the Company issued $134 million of Long-Term Debt secured by residential real estate loan securities with stated maturities of 2031 and 2039. The maturity of this Long-Term Debt is directly affected by the rate of principal prepayments on the related residential real estate securities. As a result, the actual maturity of any class of this Long-Term Debt is likely to occur earlier than its stated maturity.

During the fourth quarter of 2002, the Company issued an additional $285 million of Long-Term Debt secured by residential real estate loan securities and other asset-backed securities with stated maturities of 2018 and 2037. This Long-Term Debt was issued as a collateralized debt obligation (CDO) through our Acacia program.

The Company’s Commercial Long-Term Debt is secured by one adjustable-rate Commercial Real Estate Loan with a maturity date in 2003, which is secured by a first lien on the related commercial real estate property reported on the Company’s balance sheet as Real Estate Loans held-for-investment.

The Company’s exposure to loss on the Residential Bond Collateral and the Commercial Loan Collateral is limited to its net investment, as the Residential and Commercial Long-Term Debt are non-recourse to the Company.

The components of the collateral for the Company’s Long-Term Debt are summarized as follows:

(in thousands)	December 31, 2002	December 31, 2001

Residential Real Estate Loans:
Residential Real Estate Loans held-for-sale	$174	$848
Residential Real Estate Loans held-for-investment	6,065,582	1,322,067
Residential Real Estate Loan Securities available-for-sale	454,965	—
Restricted cash	3,118	2,534
Accrued interest receivable	15,900	5,340

Total Residential Collateral	$6,539,739	$1,330,789
Commercial Real Estate Loans held-for-investment	$9,662	$20,836

Total Long-Term Debt Collateral	$6,549,401	$1,351,625

The components of the Long-Term Debt at December 31, 2002 and 2001 along with other selected information are summarized below:

(in thousands)	December 31, 2002	December 31, 2001

Residential Long-Term Debt	$6,404,720	$1,297,958
Commercial Long-Term Debt	8,283	17,211
Unamortized premium on Long-Term Debt	5,184	2,038
Deferred bond issuance costs	(21,167)	(3,492)

Total Long-Term Debt	$6,397,020	$1,313,715

Range of weighted-average interest rates, by series – residential	1.74% to 5.73%	2.28% to 6.35%
Stated residential maturities	2018–2039	2024–2029
Number of residential series	14	5
Weighted-average interest rates – commercial	8.63%	5.09%
Stated commercial maturities	2003	2002–2003
Number of commercial series	1	2

For the years ended December 31, 2002, 2001, and 2000, the average balance of Residential Long-Term Debt was $2.7 billion, $1.0 billion, and $1.1 billion, respectively. For the years ended December 31, 2002, 2001, and 2000, the average effective interest cost for Residential Long-Term Debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 2.55%, 5.45%, and 6.71%, respectively. At December 31, 2002 and 2001, accrued interest payable on Residential Long-Term Debt was $5.0 million and $1.9 million, respectively, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

For the years ended December 31, 2002 and 2001, the average balance of Commercial Long-Term Debt was $24 million and $13 million, respectively. For the years ended December 31, 2002 and 2001, the average effective interest cost for Commercial Long-Term Debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 6.18% and 6.75%, respectively. At both December 31, 2002 and 2001, accrued interest payable on Commercial Long-Term Debt was $0.1 million, and is reflected as a component of Accrued Interest Payable on the Consolidated Balance Sheets.

NOTE 8. TAXES

As a REIT, Redwood Trust can deduct dividends paid from taxable income and thus, effectively, may not be subject to income taxes. Holdings, the Company’s taxable subsidiary, is subject to income taxes.

The current provision for income taxes for Holdings for each of the years ended December 31, 2002, 2001, and 2000, was $50,000, $3,200, and $3,200 respectively. The provision for income taxes increased substantially for the tax year ended December 31, 2002, because California Revenue and Tax Code Section 24416.3 caused the deduction for California net operating loss (NOL) carryovers to be suspended for the tax years 2002 and 2003. In addition, this regulation states that for any California carryover of a NOL for which a deduction is denied by reason of the suspension, the carryover period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002. The $3,200 provision for income taxes for the tax years ended December 31, 2001 and 2000 represents the minimum California franchise tax. No additional Federal tax provision for Holdings was recorded for the tax years ended December 31, 2002, 2001, and 2000, as taxable income reported for these periods was offset by Federal net operating loss carryforwards from prior years. Furthermore, for the tax years ended December 31, 2001 and 2000, no additional California tax provision for Holdings was recorded because taxable income reported for this period was offset by California net operating loss carryforwards from prior years.

Due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards, and other future temporary deductions at December 31, 2002 and 2001. At December 31, 2002 and 2001, Holdings had net operating loss carryforwards of approximately $23.8 million and $24.4 million for Federal tax purposes, respectively, and $15.8 million in both periods for state tax purposes. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while approximately 15% of the state loss carryforwards expire if not utilized in 2005, and the largest portion of the state loss carryforwards expire between 2011 and 2012.

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its taxable REIT income in the calendar year plus 100% of the undistributed taxable REIT income from prior calendar years, a REIT incurs a 4% excise tax on this shortfall. The Company met this 85% distribution requirement in all years prior to and including 2001, and thus has not been subject to excise taxes. For 2002, the Company’s distributions declared before calendar year-end and distributed on or before January 31, 2003 were less than 85% of taxable REIT income in the 2002 calendar year requiring the Company to incur a 4% excise tax provision on the shortfall. For the year ended December 31, 2002, the Company incurred a provision for excise tax of $1.0 million to be paid in 2003. At December 31, 2002, accrued excise tax payable was $1.0 million and is reflected as a component of Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets. The payment of an excise tax does not change the Company’s requirement to distribute at least 90% of its taxable REIT income needed to maintain its REIT status. The Company will distribute 100% of its remaining 2002 taxable REIT income to its stockholders through its 2003 dividends.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001.

(in thousands)	December 31, 2002		December 31, 2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Real Estate Loans
Residential: held-for-sale	$906	$906	$152,795	$152,795
Residential: held-for-investment	6,214,273	6,227,385	1,322,067	1,318,673
Commercial: held-for-sale	18,242	18,242	30,248	30,248
Commercial: held-for-investment	11,028	11,111	20,836	20,860
Real Estate Loan Securities
Credit Enhancement Portfolio: available-for-sale	352,479	352,479	190,813	190,813
Securities Portfolio: trading	—	—	507,573	507,573
Securities Portfolio: available-for-sale	335,697	335,697	175,909	175,909
Interest Rate Agreements	(3,770)	(3,770)	—	—
Liabilities
Short-Term Debt	99,714	99,714	796,811	796,811
Long-Term Debt	6,397,020	6,390,988	1,313,715	1,295,323

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value due to the short-term nature of these accounts.

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

Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. At both December 31, 2002 and 2001, 96,732 shares of the Preferred Stock have been converted into 96,732 shares of the Company’s Common Stock. Effective October 1, 1999, the Company can redeem the Preferred Stock (i) for one share of Common Stock, plus accumulated, accrued and unpaid dividends through the end of the prior dividend period, provided that for 20 trading days within a period of 30 consecutive trading days, the closing price of the Common Stock equals or exceeds the Conversion Price of $31.00 per share or (ii) for cash at a redemption price of $31.00 per share, plus any accumulated, accrued and unpaid dividends through the date of redemption. The Company is likely to convert the Preferred Stock into Common Stock as soon as the above provisions have been met. As required, once the provisions are met, the Company will issue a press release outlining the process and dates for the conversion and will notify the preferred stockholders accordingly.

In March 1999, the Company’s Board of Directors approved the repurchase of up to 150,000 shares of the Company’s Preferred Stock. The Company did not repurchase any shares of Preferred Stock during the years ended December 31, 2002, 2001, and 2000. At December 31, 2002, there remained 142,550 shares available under the authorization for repurchase.

Stock Option Plan
In March 2002, the Company adopted an Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors that was approved by the Company’s stockholders in May 2002. The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (Awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to Non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit the Company’s compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced the Company’s prior stock option plan. At December 31, 2002 and 2001, 431,296 and 299,064 shares of Common Stock, respectively, were available for grant.

Of shares of Common Stock available for grant, no more than 963,637 shares of Common Stock are cumulatively available for grant as ISOs. At December 31, 2002 and 2001, 535,297 and 458,537 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted.

As of December 31, 2002, 28,000 shares of restricted stock had been granted to two officers of the Company. At December 31, 2002, restrictions on 12,250 of these shares had lapsed. The restrictions on the remaining 15,750 shares lapse in equal increments on the first day of each calendar quarter from January 1, 2003 through January 1, 2005. No other restricted shares had been awarded.

The Company has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent the Company increases its taxable income, and thus its REIT dividend distribution requirement, stock and cash DER expenses may increase. For the years ended December 31, 2002, 2001, and 2000, the Company accrued cash and stock DER expenses of $7.2 million, $3.4 million, and $2.1 million, respectively. Stock and cash DERs are included in Operating Expenses in the Consolidated Statements of Operations.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition to the stock DER expense on these options, for the years ended December 31, 2002 and 2001, the Company recognized variable stock option expense of $0.7 million and $0.9 million, respectively. Variable stock option expense is included in Other Income (Expense) on the Consolidated Statements of Operations.

Stock DERs are accrued based on an estimate of the Company’s common stock dividend requirements. At December 31, 2002 and 2001, there were 192,445 and 181,010 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of the Company’s common stock dividend requirements. At December 31, 2002 and 2001, there were 1,529,051 and 1,284,222 unexercised options with cash DERs under the Plan, respectively. At December 31, 2002 and 2001, there were 148,286 and 153,269 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan and changes during the years ended December 31, 2002, 2001, and 2000 is presented below.

	December 31, 2002		December 31, 2001		December 31, 2000

		Weighted Average		Weighted Average		Weighted Average
(in thousands, except share data)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding options at January 1	1,618,501	$22.33	1,494,798	$22.32	1,713,836	$21.97
Options granted	262,850	$27.23	143,319	$23.92	163,050	$16.90
Options exercised	(20,749)	$16.93	(26,091)	$14.00	(26,158)	$12.26
Options forfeited	(5,861)	$31.31	(12,126)	$22.84	(372,070)	$18.11
Dividend equivalent rights earned	15,041	—	18,601	—	16,140	—

Outstanding options at December 31	1,869,782	$22.87	1,618,501	$22.33	1,494,798	$22.32

Options exercisable at year-end	1,214,167	$23.20	921,075	$24.53	644,098	$25.47
Weighted average fair value of options granted during the year	$0.79		$1.01		$1.64

The following table summarizes information about stock options outstanding at December 31, 2002.

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0 to $10	78,478	2.8	$0.23	78,478	$0.23
$10 to $20	675,193	6.2	$14.47	438,904	$14.71
$20 to $30	735,739	7.5	$24.44	347,552	$22.58
$30 to $40	284,400	4.1	$37.47	254,216	$37.56
$40 to $50	93,472	4.6	$45.03	92,517	$45.03
$50 to $53	2,500	4.5	$52.25	2,500	$52.25

$0 to $53	1,869,782	6.1	$22.87	1,214,167	$23.20

At December 31, 2002, the Company had one Stock Option Plan, which is described above, and one Employee Stock Purchase Plan, which is described below. The Company applies Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for these plans. Had compensation cost for the Company’s Plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands)		Year Ended December 31,

		2002	2001	2000

Net income	As reported	$53,893	$30,163	$16,210
	Pro Forma	$53,503	$29,650	$15,611
Basic net income per share	As reported	$3.55	$2.97	$1.84
	Pro Forma	$3.53	$2.92	$1.78
Diluted net income per share	As reported	$3.44	$2.88	$1.82
	Pro Forma	$3.42	$2.83	$1.75

For purposes of determining option values for use in the above tables, the values are based on the Black-Scholes option pricing model as of the various grant dates, using the following principal assumptions: expected option life of five years, expected stock price volatility of 22%, risk free rates of return based on the 5-year Treasury rate at the date of grant, and a dividend yield based on the Company’s existing regular dividend at the time of grant, which was approximately 10%. The Company does not estimate future forfeitures when reporting option expense under SFAS No. 123. The Company adjusts future stock option expense once forfeitures occur. The actual value, if any that the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

Deferred Compensation Plan
In May 2002, the Company’s Board of Directors approved the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with the Company. At December 31, 2002, $0.5 million had been deferred under the Deferred Compensation Plan. The Deferred Compensation Plan allows for the investment of deferrals in either an interest crediting account or deferred stock units. At December 31, 2002, there were no deferrals invested in deferred stock units.

The following table provides detail on changes in participants’ equity in 2002.

(in thousands)	2002

Transfer in of participants’ payroll deductions from the 2002 Deferred Compensation Plan	$492
Accrued interest earned on payroll deductions	18

Net change in participants’ equity	510
Balance at beginning of period	—

Balance at end of year	$510

The following table provides detail on the financial position of the Deferred Compensation Plan at December 31, 2002.

(in thousands)	2002

ASSETS
Participants’ payroll deductions receivable from Redwood Trust, Inc.	$492
Accrued interest receivable on payroll deductions	18

Total Assets	510

PARTICIPANTS’ EQUITY

Participants’ Equity	$510

Employee Stock Purchase Plan
In May 2002, the Company’s common stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give the employees of the Company an opportunity to acquire an equity interest in the Company through the purchase of shares of the Company’s Common Stock at a discount. A maximum of 100,000 shares of Common Stock may be purchased under the ESPP. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase the Company’s common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the Common Stock as of the start of an Offering Period in the ESPP or the closing market price on the quarterly purchase date. For 2002, the Offering Period started on July 1st and consisted of two quarterly purchase periods. For 2003 and beyond, the Offering Period will start on January 1st of each calendar year and consist of four quarterly purchase periods. For the year ended December 31, 2002, employees acquired an aggregate of 2,972 shares of common stock at an average purchase price of $23.37 per share under this Plan. At December 31, 2002, there remained a negligible amount of uninvested employee contributions in the ESPP.

The following table provides detail on changes in participants’ equity in 2002.

(in thousands)	2002

Transfer in of participants’ payroll deductions from the 2002 Employee Stock Purchase Plan	$70
Cost of 2,972 shares of common stock of Redwood Trust, Inc. issued to participants under the terms of the ESPP	(70)

Net change in participants’ equity	—
Balance at beginning of period	—

Balance at end of year	—

Common Stock Repurchases
The Company’s Board of Directors approved the repurchase of a total of 7,455,000 shares of the Company’s Common Stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. The Company did not repurchase any shares of Common Stock during the years ended December 31, 2002, 2001, and 2000. At December 31, 2002, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the Company’s authorized but unissued shares of Common Stock.

Common Stock Issuances
In February and April 2002, the Company completed secondary offerings of 1,725,000 and 575,000 shares of common stock for net proceeds of $40.3 million and $14.9 million, respectively. The Company also issued 1,296,794 shares of common stock through its Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $34.5 million during the year ended December 31, 2002. For the year ended December 31, 2001, the Company issued 233,157 shares of common stock through its Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $5.3 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES

At December 31, 2002, the Company had entered into commitments to purchase $5 million of securities and $127 million of residential real estate loans for settlement in January 2003.

At December 31, 2002, the Company was obligated under non-cancelable operating leases with expiration dates through 2006. The total future minimum lease payments under these non-cancelable leases are $2.1 million and are expected to be paid as follows: 2003 — $0.7 million; 2004 — $0.6 million; 2005 — $0.6 million; 2006 – $0.2 million.

NOTE 12. SUBSEQUENT EVENTS

In January 2003, the Company called $77 million in face value of Long-Term Debt originally issued through Sequoia Mortgage Trust 3, a trust established by Sequoia. To facilitate the call, the remaining real estate loans were sold.

In January 2003, the Company entered into a Warehouse Agreement with a Wall Street firm to facilitate the accumulation of securities of up to $300 million for a future CDO.

In February 2003, the Company issued $1.0 billion in face value of Long-Term Debt through Sequoia Mortgage Trust 2003-1, a trust established by Sequoia. This debt is collateralized by a pool of adjustable-rate residential real estate loans. The proceeds received from this issuance were used to pay down a portion of the Company’s Short-Term Debt.

In February 2003, the Company signed an operating lease for new executive offices in Mill Valley, California. The lease has a ten year term and calls for total payments of $7.9 million.

In March 2003, the Company’s Board of Directors declared a regular cash dividend for common stockholders of $0.65 per share for the first quarter of 2003. The Board of Directors also declared a preferred cash dividend of $0.755 per share for the first quarter of 2003. The common and preferred cash dividends are payable on April 21, 2003 to stockholders of record on March 31, 2003. These first quarter dividends are considered distributions of our 2002 taxable income.

NOTE 13. QUARTERLY FINANCIAL DATA – UNAUDITED

Selected quarterly financial data follows:

(in thousands, except share data)	Three Months Ended

	December 31	September 30	June 30	March 31

2002
Operating results:
Interest income	$54,155	$42,093	$36,252	$30,716
Interest expense	(33,323)	(24,291)	(18,489)	(15,602)
Net interest income	20,832	17,802	17,763	15,114
Net income available to common stockholders	14,566	14,306	13,802	11,219
Per share data:
Net income – diluted	$0.88	$0.88	$0.88	$0.80
Dividends declared per common share	$0.63	$0.63	$0.63	$0.62
Special dividends declared per common share	$0.125	$0.125	$0.125	—
Dividends declared per preferred share	$0.755	$0.755	$0.755	$0.755
2001
Operating results:
Interest income	$31,277	$33,172	$38,453	$41,637
Interest expense	(18,091)	(21,555)	(27,010)	(31,413)
Net interest income	13,186	11,617	11,443	10,224
Net income available to common stockholders	8,955	8,065	6,463	6,680
Per share data:
Net income – diluted	$0.69	$0.75	$0.70	$0.74
Dividends declared per common share	$0.60	$0.57	$0.55	$0.50
Special dividends declared per common share	$0.15	$0.18	—	—
Dividends declared per preferred share	$0.755	$0.755	$0.755	$0.755
2000
Operating results:
Interest income	$41,755	$41,679	$43,008	$42,819
Interest expense	(33,845)	(34,694)	(35,133)	(34,931)
Net interest income	7,910	6,985	7,875	7,888
Net income available to common stockholders	4,963	4,878	3,086	3,283
Per share data:
Net income – diluted	$0.55	$0.55	$0.35	$0.37
Dividends declared per common share	$0.44	$0.42	$0.40	$0.35
Special dividends declared per common share	—	—	—	—
Dividends declared per preferred share	$0.755	$0.755	$0.755	$0.755

Report of Independent Accountants

To the Board of Directors and Stockholders of
Redwood Trust, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Redwood Trust, Inc. (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In January 2001, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. This change is discussed in Note 2 of the Notes to Consolidated Financial Statements.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 19, 2003