Form 10-Q
period 2003-03-31
REDWOOD TRUST INC
filed 2003-05-15
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	17,662,592 as of May 15, 2003

REDWOOD TRUST, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Residential real estate loans	$7,321,039	$6,215,179
Residential loan credit-enhancement securities	373,162	352,479
Commercial real estate loans	31,214	29,270
Securities portfolio	366,307	335,697
Cash and cash equivalents	42,882	39,169

Total Earning Assets	8,134,604	6,971,794
Restricted cash	11,816	11,755
Accrued interest receivable	22,262	19,087
Principal receivable	931	1,214
Other assets	2,450	3,922

Total Assets	$8,172,063	$7,007,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term debt	$475,717	$99,714
Long-term debt, net	7,170,691	6,397,020
Accrued interest payable	5,772	5,267
Accrued expenses and other liabilities	23,007	19,768
Dividends payable	11,474	12,970

Total Liabilities	7,686,661	6,534,739

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible 902,068 shares authorized, issued and outstanding ($28,645 aggregate liquidation preference)	26,517	26,517
Common stock, par value $0.01 per share; 49,097,932 shares authorized; 16,604,910 and 16,277,285 issued and outstanding	166	163
Additional paid-in capital	427,998	418,701
Accumulated other comprehensive income	68,077	69,146
Cumulative earnings	132,191	116,578
Cumulative distributions to stockholders	(169,547)	(158,072)

Total Stockholders’ Equity	485,402	473,033

Total Liabilities and Stockholders’ Equity	$8,172,063	$7,007,772

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(In thousands,
	except share data)
Interest Income
Residential real estate loans	$42,314	$14,125
Residential loan credit-enhancement securities	13,693	6,695
Commercial real estate loans	816	1,274
Securities portfolio	4,192	8,514
Cash and cash equivalents	110	108

Total interest income	61,125	30,716
Interest Expense
Short-term debt	(1,940)	(4,941)
Long-term debt	(34,993)	(10,661)

Total interest expense	(36,933)	(15,602)
Net Interest Income	24,192	15,114
Operating expenses	(6,472)	(3,546)
Provisions for excise and income taxes	(2,077)	—
Variable stock option expense	(948)	(543)
Net unrealized and realized market value gains (losses)	918	875

Net income before preferred dividend	15,613	11,900
Dividends on Class B preferred stock	(681)	(681)

Net Income Available to Common Stockholders	$14,932	$11,219

Earnings Per Share:
Basic Earnings Per Share:
Net income available to common stockholders	$0.91	$0.82
Diluted Earnings Per Share:
Net income available to common stockholders	$0.88	$0.80
Cash dividends per common share	$0.65	$0.62
Cash dividends per preferred share	$0.755	$0.755
Weighted average shares of common stock and common stock equivalents:
Basic	16,412,867	13,658,443
Diluted	16,983,513	14,077,405

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(In thousands,
	except share data)
Net income before preferred dividend	$15,613	$11,900
Other comprehensive income:
Net unrealized gain on assets available-for-sale	54	8,314
Net unrealized (loss) on cash flow hedges	(1,123)	—

Other comprehensive income	(1,069)	8,314

Comprehensive income before preferred dividend	14,544	20,214
Dividends on Class B preferred stock	(681)	(681)

Comprehensive income	$13,863	$19,533

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class B					Accumulated		Cumulative
	Preferred Stock		Common Stock		Additional	Other		Distributions
					Paid-in	Comprehensive	Cumulative	to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

	(Unaudited)
	(In thousands, except share data)
Balance, December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	$(158,072)	$473,033

Comprehensive income:
Net income before preferred dividend	—	—	—	—	—	—	15,613	—	15,613
Net unrealized gain on assets available-for-sale	—	—	—	—	—	54	—	—	54

Net unrealized loss on interest rate agreements available-for-sale	—	—	—	—	—	(1,123)	—	—	(1,123)
Total comprehensive income before preferred dividend	—	—	—	—	—	—	—	—	14,544
Issuance of common stock	—	—	327,625	3	9,297	—	—	—	9,300
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(10,794)	(10,794)

Balance, March 31, 2003	902,068	$26,517	16,604,910	$166	$427,998	$68,077	$132,191	$(169,547)	$485,402

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$15,613	$11,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,183	3,331
Provision for credit losses	1,756	282
Non-cash stock compensation	22	42
Net unrealized and realized market value (gains) losses	(918)	(875)
Net (purchases) sales of mortgage loans held-for-sale	—	(417,251)
Principal payments on mortgage loans held-for-sale	113	8,658
Net (purchases) sales of mortgage securities trading	—	(9,904)
Principal payments on mortgage securities trading	—	53,149
Net (purchases) sales of interest rate agreements	(983)	—
Net change in:
Accrued interest receivable	(3,175)	628
Principal receivable	283	(1,434)
Other assets	1,685	(991)
Accrued interest payable	505	(345)
Accrued expenses and other liabilities	2,790	(48)

Net cash provided by (used in) operating activities	19,874	(352,858)

Cash Flows From Investing Activities:
(Purchases) of mortgage loans held-for-investment	(1,355,723)	(165)
Proceeds from sales of mortgage loans held-for-investment	87,928	—
Principal payments on mortgage loans held-for-investment	152,693	89,140
(Purchases) of mortgage securities available-for-sale	(80,032)	(92,052)
Proceeds from sales of mortgage securities available-for-sale	—	60,531
Principal payments on mortgage securities available-for-sale	34,541	11,160
Net (increase) decrease in restricted cash	(61)	1,065

Net cash (used in) provided by investing activities	(1,160,654)	69,679

Cash Flows From Financing Activities:
Net borrowings on short-term debt	376,003	325,702
Proceeds from issuance of long-term debt	1,009,594	8,354
(Repayments) on long-term debt	(237,412)	(87,831)
Net proceeds from issuance of common stock	9,278	46,162
Dividends paid	(12,970)	(8,278)

Net cash provided by financing activities	1,144,493	284,109

Net increase in cash and cash equivalents	3,713	930
Cash and cash equivalents at beginning of period	39,169	9,030

Cash and cash equivalents at end of period	$42,882	$9,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,428	$15,947
Cash paid for taxes	$1,019	$—
Non-cash financing activity:
Dividends declared but not paid	$11,474	$9,748

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

Note 1.	Redwood Trust

      Redwood Trust, Inc. (Redwood Trust) together with its subsidiaries is an investor in real estate loans. Our primary business is owning and credit enhancing high-quality jumbo residential real estate loans nationwide. We also invest in diverse types of real estate loans through our real estate securities portfolio and our commercial loan portfolio. Our primary source of revenue is monthly loan payments made by homeowners and property owners on their loans, and our primary expense is the cost of borrowed funds. Redwood Trust is structured as a Real Estate Investment Trust (REIT) and therefore the majority of our taxable net earnings (exclusive of income earned in taxable subsidiaries) are distributed to shareholders as dividends.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements as of March 31, 2003 and 2002 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows as of and for the period ended March 31, 2003 and 2002. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited consolidated financial statements included in the Redwood Trust Form 10-K for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the year ended December 31, 2003.

      The March 31, 2003 and December 31, 2002 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD. References to the REIT mean Redwood Trust and Sequoia Mortgage Funding Corporation only.

      Substantially all of the assets of Sequoia, consisting primarily of residential whole loans shown as part of Residential Real Estate Loans, are subordinated to support Long-Term Debt in the form of collateralized mortgage-backed securities (Long-Term Debt). Substantially all of the assets of Acacia, consisting primarily of residential real estate loan securities and other asset-backed securities shown as part of Residential Loan Credit-Enhancement Securities and Securities Portfolio, are subordinated to support Long-Term Debt in the form of collateralized asset-backed securities (Long-Term Debt). The assets of Sequoia and Acacia are not available for the satisfaction of general claims of Redwood Trust. Our exposure to loss on the assets, which are collateral for Long-Term Debt, is limited to our net equity investment in Sequoia and Acacia, as the Long-Term Debt is non-recourse to Redwood Trust.

      All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of Redwood Trust as of March 31, 2003. Certain amounts for prior periods have been reclassified to conform to the March 31, 2003 presentation.

Use of Estimates

      The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

      Fair Value. We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 5, and 9.

      Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate to provide for known credit losses, as well as estimated losses in our earning assets. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and adjusted as deemed necessary. The credit reserve on real estate loans is increased by provisions, which are charged to income from operations. Summary information regarding the Reserve for Credit Losses on real estate loans is presented in Note 4. Our actual credit losses may differ from those estimates used to establish the reserve.

      Individual real estate loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the underlying collateral.

      Recognition of Interest Income and Impairment on Securities. The Emerging Issues Task Force (EITF) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, which established new income and impairment recognition standards for interests in certain securitized assets. Under the provisions of EITF 99-20, the holder of a beneficial interest should recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then the holder of the beneficial interest should recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline may be considered to exist if there has been a decline in estimated future cash flows. In such cases, the difference between the carrying value and fair value of the beneficial interest is recorded as a mark-to-market loss under Net Unrealized and Realized Market Value Gains (Losses) on our Consolidated Statements of Operations.

Risks and Uncertainties

      We take certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, and capital risk. In addition, there are several risks and uncertainties specific to our business. We seek to actively manage such risks while also providing our stockholders an appropriate rate of return for risks taken. There can be no assurances that such risks and uncertainties are adequately provided for in our financial statements. We have prepared these financial statements in accordance with GAAP and in an effort to properly present the risks taken.

Earning Assets

      Our earning assets consist primarily of residential and commercial real estate loans and securities (Earning Assets). Real estate loans and securities pledged as collateral under borrowing arrangements in

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums relating to Earning Assets are amortized into interest income over the lives of the Earning Assets using the effective yield method based on projected cash flows over the life of the asset. Gains or losses on the sale of Earning Assets are based on the specific identification method. It is our intention to hold all of our loans and securities to maturity.

Real Estate Loans: Held-for-Investment

      Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of our Sequoia loans that are pledged or subordinated to support the Long-Term Debt are classified as held-for-investment. Effective July 1, 2002, we classified all existing and new residential real estate loans acquired for future securitization through Sequoia as held-for-investment. Commercial real estate loans, for which we have secured financing through the term of the loan or we otherwise have the intent and the ability to hold to maturity, are classified as held-for-investment. While we do not sell real estate loans as part of our normal business operations, loans may be sold periodically to facilitate calls on Long-Term Debt through our Sequoia program.

Real Estate Loans: Held-for-Sale

      Real estate loans held-for-sale (residential and commercial) are carried at the lower of original cost or market value determined on an individual basis. Any lower of cost or market adjustments on these loans are recognized in Net Unrealized and Realized Market Value Gains (Losses) on our Consolidated Statements of Operations. Real estate owned (REO) assets are included in Real Estate Loans held-for-sale.

Securities: Trading

      Securities classified as trading are recorded at their estimated fair market value. Unrealized gains and losses on these securities are recognized as a component of Net Unrealized and Realized Market Value Gains (Losses) on our Consolidated Statements of Operations.

Securities: Available-for-Sale

      Securities available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are reported as a component of Other Comprehensive Income in Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. Unrealized losses on these securities as a result of EITF 99-20 adjustments are reported as a component of Net Unrealized and Realized Market Value Gains (Losses) in our Consolidated Statements of Operations.

      Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates, and interest rates. For Residential Loan Credit-Enhancement Securities purchased at a discount, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security using the effective yield method. If future credit losses exceed our expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or we may take a mark-to-market earnings charge to write down the basis in the security to current market value under the provisions of EITF 99-20. If future credit losses are less than our prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security will generally be adjusted upwards over time.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

      Restricted cash may include principal and interest payments on real estate loans or securities held as collateral for Long-Term Debt, cash pledged as collateral on certain interest rate agreements, and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in Accrued Expenses and Other Liabilities on our Consolidated Balance Sheets.

Other Assets

      Other Assets on our Consolidated Balance Sheets include fixed assets, prepaid interest, and other prepaid expenses.

Interest Rate Agreements

      We maintain an overall interest rate risk management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets that may be caused by interest rate volatility. Interest rate agreements we use as part of our interest rate risk management strategy include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively Interest Rate Agreements). On the date an Interest Rate Agreement is entered into, we designate the Interest Rate Agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instruments).

      Prior to the fourth quarter of 2002, we elected not to seek hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for any of our Interest Rate Agreements. Hedges were designated as trading and were recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in Net Unrealized and Realized Market Value Gains (Losses) on our Consolidated Statements of Operations. In the fourth quarter of 2002, we elected hedge accounting under SFAS No. 133 for certain of our Interest Rate Agreements. Accordingly, specific instruments are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Operations (see Note 5).

      Net premiums on Interest Rate Agreements are amortized as a component of net interest income over the effective period of the Interest Rate Agreement using an appropriate method. The income or expense related to Interest Rate Agreements is recognized on an accrual basis and is included in interest expense on Long-Term Debt in our Consolidated Statements of Operations (see Note 5).

      We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) specific assets and liabilities on the Consolidated Balance Sheets or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

      We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) we determine that designating the derivative as a hedging instrument is no longer appropriate.

      When hedge accounting is discontinued due to our determination that the derivative no longer qualifies as an effective fair value hedge, we will continue to carry the derivative on the Consolidated Balance Sheets at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the Consolidated Balance Sheets at its fair value, removing from the Consolidated Balance Sheets any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current-period earnings. When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated Other Comprehensive Income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the Consolidated Balance Sheets, recognizing changes in the fair value in current-period earnings.

Debt

      Short-Term Debt and Long-Term Debt are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective yield method based on the repayment schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of Long-Term Debt are deferred and amortized over the estimated lives of the Long-Term Debt using the effective yield method, adjusted for the effects of actual principal paydown rates.

Taxes

      We have elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual taxable REIT income (exclusive of taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the taxable REIT income we distribute to our stockholders. In 2003, we anticipate retaining some of our taxable REIT income (up to 10%) and paying Corporate level income taxes on this retained income. Accordingly, we have made a provision for income taxes in our Consolidated Statements of Operations. In prior years, no income tax provision was necessary.

      Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year, will be deemed to have been paid by the REIT and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining undistributed taxable REIT income on the record date. Therefore, the dividends declared in the fourth quarter 2002, which were paid in January 2003, are considered taxable income to stockholders in 2002, the year declared.

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

      To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its taxable REIT income in the calendar year plus 100% of the undistributed taxable REIT income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. For 2003, we believe that our dividend distributions declared before calendar year-end and distributed on or before January 31, 2004 will be less than 85% of taxable REIT income for the 2003 calendar year and the prior year’s undistributed taxable REIT income. Therefore, we will be required to incur a 4% excise tax provision on the shortfall. Accordingly, we have made a provision for excise tax in our Consolidated Statements of Operations (see Note 8).

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

	Three Months Ended March 31,

	2003	2002

	(In thousands,
	except share data)
Numerator:
Numerator for basic and diluted earnings per share —
Net income before preferred dividend	$15,613	$11,900
Cash dividends on Class B preferred stock	(681)	(681)

Basic and Diluted EPS — Net income available to common stockholders	$14,932	$11,219

Denominator:
Denominator for basic earnings per share —
Weighted average number of common shares outstanding during the period	16,412,867	13,658,443
Net effect of dilutive stock options	570,646	418,962

Denominator for diluted earnings per share	16,983,513	14,077,405

Basic Earnings Per Share:
Net income per share	$0.91	$0.82

Diluted Earnings Per Share:
Net income per share	$0.88	$0.80

      As of March 31, 2003 and 2002, the number of common equivalent shares issued by Redwood Trust that were anti-dilutive totaled 380,372 and 390,662 respectively.

Comprehensive Income

      Current period unrealized gains and losses on assets available-for-sale are reported as a component of Comprehensive Income on our Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as Accumulated Other Comprehensive Income in Stockholders’ Equity. As of March 31, 2003 and December 31, 2002, Accumulated Other Comprehensive Income consisted of net unrealized gains and losses on both real estate loan assets available-for-sale and derivatives classified as cash flow hedges. In prior years, the only component of Accumulated Other Comprehensive Income was net unrealized gains and losses on real estate loan assets available-for-sale.

Stock-Based Compensation

      As of March 31, 2003, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions we do not include any stock-based employee compensation cost in net income on our stock-based compensation plan, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant. We do not include any stock-based employee compensation cost in net income on our employee stock purchase plan because the plan is deemed non-compensatory under APB Opinion No. 25.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For further discussion of SFAS No. 123, see Note 10.

	Three Months Ended
	March 31,

	2003	2002

	(In thousands,
	except share data)
Net income, as reported	$14,932	$11,219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74)	(124)

Pro forma net income	$14,858	$11,095

Earnings per share:
Basic — as reported	$0.91	$0.82
Basic — pro forma	$0.91	$0.81
Diluted — as reported	$0.88	$0.80
Diluted — pro forma	$0.87	$0.79

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). This Interpretation provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity (VIE). Under FIN 46, a VIE must be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. We have not identified any current interests that we believe meet the VIE criteria of FIN 46 and therefore no additional consolidation or disclosures are required.

Note 3.	Earning Assets

      As of March 31, 2003 and December 31, 2002, Earning Assets generally consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities. Hybrid loans have an initial fixed coupon rate for three to ten years followed by annual adjustments. The original maturity of the majority of our residential real estate assets is twenty-five to thirty years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans. The original maturity of our commercial real estate loans is from two to ten years.

      For the three months ended March 31, 2003 and 2002, the annualized effective yield after taking into account the amortization income or expense due to discounts and premiums and associated credit expenses on the Earning Assets was 3.31% and 4.92%, respectively, based on the reported carrying value of the assets. For the three months ended March 31, 2003 and 2002, the average balance of Earning Assets was $7.4 billion and $2.5 billion, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2003 and December 31, 2002, Earning Assets consisted of the following:

Residential Real Estate Loans

	March 31, 2003			December 31, 2002

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

	(In thousands)
Current Face	$836	$7,296,679	$7,297,515	$918	$6,189,756	$6,190,674
Unamortized Discount	(12)	—	(12)	(13)	—	(13)
Unamortized Premium	1	33,531	33,532	1	32,788	32,789

Amortized Cost	825	7,330,210	7,331,035	906	6,222,544	6,223,450
Reserve for Credit Losses	—	(9,996)	(9,996)	—	(8,271)	(8,271)

Carrying Value	$825	$7,320,214	$7,321,039	$906	$6,214,273	$6,215,179

      As of March 31, 2003 and December 31, 2002, residential real estate loans with a net carrying value of $452 million and $103 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties. As of March 31, 2003 and December 31, 2002, residential real estate loans with a net carrying value of $6.9 billion and $6.1 billion, respectively, were pledged as collateral under long-term borrowing arrangements through our Sequoia program.

      For the three months ended March 31, 2003, we recognized net unrealized and realized market value gains of $0.7 million from our Residential Real Estate Loans through our Consolidated Statements of Operations due to the call of Sequoia Mortgage Trust 3 and the sale of the remaining whole loans.

Residential Loan Credit-Enhancement Securities

	March 31, 2003	December 31, 2002
	Securities	Securities
	Available-for-Sale	Available-for-Sale

	(In thousands)
Current Face	$614,111	$559,186
Unamortized Discount	(84,648)	(58,578)
Portion of Discount Designated as a Credit Reserve	(234,060)	(224,891)

Amortized Cost	295,403	275,717
Gross Unrealized Gains	82,731	79,867
Gross Unrealized Losses	(4,972)	(3,105)

Carrying Value	$373,162	$352,479

      We credit enhance pools of high-quality jumbo residential real estate loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. We therefore commit capital that partially “guarantees” or “credit enhances” the credit reserve of a securitized pool of real estate loans.

      Our Residential Loan Credit-Enhancement Securities are first loss, second loss, and third loss securities. First loss securities are generally allocated actual credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss security. First loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to our second and third loss

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities provide our interests with some protection from losses, as they serve as external credit enhancement. We provided some level of credit enhancement on $61 billion and $59 billion of loans securitized by third parties as of March 31, 2003 and December 31, 2002, respectively.

      When we purchase residential credit-enhancement interests, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security. Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates, and interest rates. As of March 31, 2003 and December 31, 2002, we designated $234 million and $225 million, respectively, as a credit reserve on our residential credit-enhancement interests. The credit reserves are specific to each residential credit-enhancement interest.

      If future credit losses exceed our prior expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or we may take a mark-to-market earnings charge to write down the basis in the security to current market value under the provisions of EITF 99-20. If future credit losses are less than the our prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For the three months ended March 31, 2003, we recognized net unrealized and realized market value losses of $0.6 million from our Residential Loan Credit-Enhancement Securities under the provisions of EITF 99-20. For the three months ended March 31, 2002, we did not recognize any losses under the provisions of EITF 99-20.

      As of March 31, 2003 and December 31, 2002, no Residential Loan Credit-Enhancement Securities were pledged as collateral under short-term borrowing arrangements to third parties. As of March 31, 2003 and December 31, 2002, Residential Loan Credit-Enhancement Securities with a net carrying value of $159 million and $167 million, respectively, were pledged as collateral under long-term securitization. (see Note 7).

Commercial Real Estate Loans

	March 31, 2003			December 31, 2002

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total

	(In thousands)
Current Face	$19,107	$13,116	$32,223	$19,139	$11,111	$30,250
Unamortized Discount	(896)	(113)	(1,009)	(897)	(83)	(980)

Carrying Value	$18,211	$13,003	$31,214	$18,242	$11,028	$29,270

      As of March 31, 2003 and December 31, 2002, no commercial real estate loans were pledged as collateral under short-term borrowing arrangements to third parties. As of both March 31, 2003 and December 31, 2002, commercial mortgage loans held-for-investment with a net carrying value of $10 million were pledged as collateral under long-term borrowing arrangements to third parties (see Note 7).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Portfolio

	March 31, 2003	December 31, 2002
	Securities	Securities
	Available-for-Sale	Available-for-Sale

	(In thousands)
Current Face	$370,187	$339,095
Unamortized Discount	(5,740)	(5,385)
Unamortized Premium	7,337	6,523

Amortized Cost	371,784	340,233
Gross Unrealized Gains	2,854	1,520
Gross Unrealized Losses	(8,331)	(6,056)

Carrying Value	$366,307	$335,697

      For the three months ended March 31, 2003 and 2002, we recognized net unrealized and realized market value losses of $0.1 million and net unrealized and realized market value gains of $0.9 million, respectively, from our securities portfolio through our Consolidated Statements of Operations.

      As of March 31, 2003, securities portfolio assets with a net carrying value of $41 million were pledged as collateral under a warehouse agreement (see Note 6). At December 31, 2002, no securities portfolio assets were pledged as collateral under short-term borrowing arrangements to third parties. As of March 31, 2003 and December 31, 2002, securities portfolio assets with a net carrying value of $277 million and $285 million, respectively, were pledged as collateral under long-term securitization (see Note 7).

Note 4.	Reserve for Credit Losses

      The Reserve for Credit Losses is for Residential Real Estate Loans held-for-investment and is reflected as a component of Earning Assets on our Consolidated Balance Sheets. The following table summarizes the activity in the Reserve for Credit Losses.

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Balance at beginning of period	$8,271	$5,199
Provision for credit losses	1,756	282
Charge-offs	(31)	—

Balance at end of period	$9,996	$5,481

Note 5.	Interest Rate Agreements

      We generally attempt to structure our balance sheet to address many of the interest rate risks inherent in our specific assets and liabilities. We may enter into certain Interest Rate Agreements from time to time with the objective of matching the interest rate characteristics of our assets and liabilities. We report our Interest Rate Agreements at fair value. As of March 31, 2003 and December 31, 2002, the fair value of our Interest Rate Agreements was negative $4.0 million and negative $3.8 million respectively, and is included in Other Assets and Accrued Expenses and Other Liabilities on our Consolidated Balance Sheets.

      We may enter into Interest Rate Agreements consisting of interest rate caps, interest rate floors, interest rate futures, and options on interest rate futures, interest rate swaps, and other types of hedging instruments.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, we may designate these as economic hedges or cash flow hedges. Cash flow hedges arise when we are hedging our variable interest rate debt payments associated with certain existing and/or future liabilities.

      Interest Rate Options purchased, which include caps and call corridors (Options), are agreements that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when a contract is initiated. Purchased interest rate cap agreements provide cash flows to us to the extent that a specific interest rate index exceeds a fixed rate. Purchased interest rate corridor agreements provide cash flows to us to the extent that a specific interest rate falls between two fixed rates. Our credit risk on the purchased Options is limited to the carrying value of the Option agreements.

      Interest Rate Swaps (Swaps) are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of our Swaps involve the exchange of one fixed interest payment for a floating interest payment based on a different index. Most of the swaps require that we provide collateral, such as mortgage securities or cash, to the counterparty. Should the counterparty fail to return the collateral, we would be at risk for the fair market value of that asset.

      Interest Rate Futures are contracts for the delivery of securities or cash in which the seller agrees to deliver on a specified future date, a specified instrument or cash equivalent, at a specified price or yield. Under these agreements, if we have sold (bought) the futures, we will generally receive additional cash flows if interest rates rise (fall). Conversely, we will generally pay additional cash flows if interest rates fall (rise). The credit risk on futures is limited by the requirement that the exchange and its members make good on obligations of any member that fails to perform.

      Prior to the fourth quarter of 2002, we treated all of our hedges as trading instruments and recorded any changes in market values through Net Unrealized and Realized Market Value Gains (Losses) on our Consolidated Statements of Operations. Beginning with the fourth quarter of 2002, certain of the hedges we enter into may be deemed economic hedges and will be accounted for as trading instruments. During the three months ended March 31, 2003 and 2002, we did not recognize any net market value gains or losses on these hedges.

      The hedging instruments we owned as of March 31, 2003, which are accounted for as trading instruments, are described in more detail below.

      As of March 31, 2003, we did not have any interest rate caps outstanding. At December 31, 2002, we had one interest rate cap with a strike rate based on the one-month London Interbank Offered Rate (LIBOR) interest rate of 7.00% expiring in 2003. At December 31, 2002, the notional amount of the interest rate cap totalled $5 million.

      We had a pair of generally offsetting interest rate swaps between Redwood Trust, Sequoia, and a third party financial institution that had gross notional amounts of $365 million as of March 31, 2003 and $378 million as of December 31, 2002.

      As of March 31, 2003, we had no Five-Year Treasury Futures contracts outstanding. At December 31, 2002, we had sold twelve Five-Year Treasury Futures contracts with gross notional amounts of $1.2 million. All Five-Year Treasury Futures contracts had expiration dates in 2003 as of December 31, 2002.

      In the fourth quarter of 2002, we began electing cash flow hedge accounting under SFAS No. 133 for certain of our Interest Rate Agreements. The critical terms of the cash flow hedging instruments are similar to the hedged transactions. The changes in value of the derivatives are intended to offset the changes in variable rate debt payments for up to ten years. Accordingly, specific instruments are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Operations. For the three months

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2003, we recorded a minimal amount of ineffectiveness in these hedges, which is included in Interest Expense in our Consolidated Statements of Operations.

      For our cash flow hedges we include in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets the changes in fair value of these hedges until the hedge transaction occurs. When the hedge transaction occurs we reclassify the related gain or loss on the cash flow hedge to revenue or expense. In the event the underlying hedge transaction does not occur, we reclassify the gain or loss on the related cash flow hedge from our Consolidated Balance Sheets to our Consolidated Statements of Operations.

      In March 2003, a portion of our three-month Eurodollar futures contracts expired and the effective period for the hedged transactions commenced. This caused a portion of our Accumulated Other Comprehensive Income to be reclassified to our Consolidated Statements of Operations. For the three months ended March 31, 2003, we reclassified $0.1 million from Accumulated Other Comprehensive Income on our Consolidated Balance Sheets to Interest Expense on Long-Term Debt in our Consolidated Statements of Operations. As of March 31, 2003, the balance of Other Comprehensive Income related to net unrealized and realized market value losses on our Interest Rate Agreements was $4.2 million, of which $0.5 million related to expired Eurodollar futures contracts. The $0.5 million related to these futures contracts will be reclassified to Interest Expense on Long-Term Debt on our Consolidated Statements of Operations during the second quarter of 2003, as that is the period hedged. We did not have any cash flow hedges that expired or matured during the year ended December 31, 2002. Consequently, at December 31, 2002, there was no existing portion of the balance in Accumulated Other Comprehensive Income that was scheduled to be amortized into income or expense.

      The following tables depict the activity for the three months ended March 31, 2003 and 2002 and balances as of March 31, 2003 and December 31, 2002 for hedges accounted for under SFAS No. 133.

	Consolidated Balance Sheets

	Other Comprehensive Income

	March 31, 2003	December 31, 2002

	(In thousands)
Realized — Closed Transactions:
Realized net gain (loss) included in other comprehensive income	$(546)	—
Recognized but Unrealized — Open Transactions:
Unrealized gain (loss) remaining in other comprehensive income	(3,659)	$(3,082)

	Consolidated Statements of Operations

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002

		Net Unrealized		Net Unrealized
		and Realized		and Realized
	Interest	Market Value	Interest	Market Value
	Expense	Gains (Losses)	Expense	Gains (Losses)

	(In thousands)
Realized — Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	$(84)	—	—	—
Net ineffective portion of hedges	—	$(8)	—	—
Recognized but Unrealized — Open Transactions:
Net ineffective portion of hedges	(2)	—	—	—

      The hedging instruments we owned as of March 31, 2003, which are accounted for as cash flow hedging instruments, are described in more detail below.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2003, we had three interest rate corridors with strike rates based on the one-month and six-month London Interbank Offered Rate (LIBOR) interest rate of 11.175%, 11.216%, and 11.231%. These corridors are effective for LIBOR interest rates at or below 12.05%, 12.09%, and 12.11%, and all had expiration dates in 2008. The notional balance of these interest rate corridors was $2.0 billion as of March 31, 2003. At December 31, 2002, we had one interest rate corridor with a strike rate based on the one-month LIBOR interest rate of 11.175%. This corridor was effective for LIBOR interest rates at or below 12.05%, and had an expiration date in 2008. The notional balance of the interest rate corridor was $1.1 billion at December 31, 2002. If the one-month LIBOR interest rate rises above the strike rate, the interest rate corridors allow Redwood Trust to receive cash payments on the notional balance on the difference between the current interest rate and the strike rate up to the maximum interest rate.

      As of March 31, 2003, we had nine interest rate swap agreements with third party financial institutions; in these agreements we pay a fixed interest rate and receive three-month LIBOR. These nine interest rate swap agreements had notional amounts totalling $155 million as of March 31, 2003, and had maturities ranging from two to ten years. At December 31, 2002, we had six interest rate swap agreements with third party financial institutions; in these agreements Redwood Trust pays a fixed interest rate and receives three-month LIBOR. These six interest rate swap agreements had notional amounts totaling $148 million at December 31, 2002, and had maturities ranging from two to ten years.

      As of March 31, 2003, we had sold 2,000 three-month Eurodollar futures contracts with gross notional amounts of $2.0 billion. As of March 31, 2003, all futures contracts had expiration dates in 2003. As of December 31, 2002, we had sold 1,000 three-month Eurodollar futures contracts with gross notional amounts of $1.0 billion. As of December 31, 2002, all futures contracts had expiration dates in 2003.

      The following table summarizes the aggregate notional amounts of all of our Interest Rate Agreements as well as the credit exposure related to these instruments as of March 31, 2003 and December 31, 2002. The credit exposure reflects the fair market value of any cash and collateral of Redwood Trust held by counterparties. As of March 31, 2003 and December 31, 2002, the swaps between Redwood Trust and various third party financial institutions required Redwood Trust to provide collateral in the form of cash of $7.3 million and $6.6 million, respectively. Sequoia did not hold collateral of the third party financial institution for its swap as of March 31, 2003 or December 31, 2002. The cash and collateral held by counterparties are included in Restricted Cash on our Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure

	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002

	(In thousands)
Interest Rate Caps Purchased	—	$5,000	—	—
Interest Rate Corridors Purchased	$2,010,287	1,096,899	—	—
Eurodollar Futures Sold	(2,000,000)	(1,000,000)	$1,716	$876
Treasury Futures Sold	—	(1,200)	—	28
Interest Rate Swaps	520,369	525,971	7,251	6,600

      In general, we incur credit risk to the extent that the counterparties to the Interest Rate Agreements do not perform their obligations under the Interest Rate Agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the Interest Rate Agreement. In order to mitigate this risk, we only enter into Interest Rate Agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of the Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into Interest Rate Agreements with several different counterparties in order to diversify our credit risk exposure.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Short-Term Debt

      We enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (collectively Short-Term Debt) to finance a portion of our Earning Assets.

      As of March 31, 2003, we had $476 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 1.96% and a weighted-average remaining maturity of 154 days. This debt was collateralized with $452 million of Residential Real Estate Loans and $41 million of Securities Portfolio securities. At December 31, 2002, we had $100 million of Short-Term Debt outstanding with a weighted-average borrowing rate of 1.94% and a weighted-average remaining maturity of 162 days. This debt was collateralized with $103 million of Residential Real Estate Loans.

      As of March 31, 2003 and December 31, 2002, the Short-Term Debt had the following remaining maturities:

	March 31,	December 31,
	2003	2002

	(In thousands)
Within 30 days	$3,054	—
31 to 90 days	40,700	$5,645
Over 90 days	431,963	94,069

Total Short-Term Debt	$475,717	$99,714

      For the three months ended March 31, 2003 and 2002, the average balance of Short-Term Debt was $0.4 billion and $0.9 billion, respectively, with a weighted-average interest cost of 1.94% and 2.12%, respectively. The maximum balance outstanding for the three months ended March 31, 2003 and 2002 was $0.8 billion and $1.1 billion, respectively. Through March 31, 2003, we were in compliance with all of our debt covenants for all of our short-term borrowing arrangements and credit facilities.

      At both March 31, 2003 and December 31, 2002, we had uncommitted facilities with credit lines in excess of $4 billion for financing AAA and AA-rated residential real estate securities. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financings.

      At both March 31, 2003 and December 31, 2002, we had short-term facilities with three Wall Street Firms totaling $1.4 billion to fund Residential Real Estate Loans. As of March 31, 2003 and December 31, 2002, we had borrowings under these facilities of $436 million and $100 million, respectively. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. As of March 31, 2003 and December 31, 2002, the weighted average borrowing rate under these facilities was 1.84% and 1.94%, respectively. These facilities expire between June 2003 and April 2004. We will likely seek to renew these facilities and do not anticipate any problems in doing so at this time.

      In January 2003, we entered into a Warehouse Agreement and an Engagement Letter with a Wall Street firm designed to enable us to pursue the issuance of a collateralized debt obligation (CDO). This agreement expired in May 2003 upon the issuance of a CDO.

      As of March 31, 2003, we had four master repurchase agreements with one bank and two Wall Street firms totaling $170 million. At December 31, 2002, we had five master repurchase agreements with two banks and two Wall Street firms totaling $200 million. These facilities are intended to finance residential securities with lower-than-investment-grade ratings. In addition to these committed facilities, we may also finance securities with lower-than-investment-grade ratings through non-committed borrowing arrangements. As of both March 31, 2003 and December 31, 2002, we had no borrowings under these committed and non-committed facilities. Borrowings under these facilities bear interest based on a specified margin over the one-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month LIBOR interest rate. Two of the committed facilities expire in September and October 2003. A third committed facility has a six-month term that is extended every six months. Unless either party provides notice, the expiration on this third facility remains at six months. The termination date for the fourth committed facility is in November 2003; however, certain funding transactions could have termination dates after this date. We may not seek to renew all of these facilities as they expire.

Note 7.	Long-Term Debt

      Through securitizations we issue Residential Long-Term Debt in the form of collateralized mortgage-backed securities secured by Residential Real Estate Loans (Residential Bond Collateral). The Residential Bond Collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential mortgage loans secured by first liens on one to four-family residential properties. All Residential Bond Collateral is pledged to secure repayment of the related Residential Long-Term Debt obligation. As required by the governing documents relating to the Residential Long-Term Debt, the Residential Bond Collateral is held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) on the Residential Bond Collateral and make corresponding principal and interest payments on the Residential Long-Term Debt. Obligations under the Residential Long-Term Debt are payable solely from the Residential Bond Collateral and are otherwise non-recourse to Redwood Trust.

      Each series of Residential Long-Term Debt consists of various classes of securities at variable rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related Residential Bond Collateral. Each series is also subject to redemption according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of a Residential Long-Term Debt series is likely to occur earlier than its stated maturity. During the three months ended March 31, 2003, we issued $1.0 billion in Residential Long-Term Debt through Sequoia to fund Residential Real Estate Loans. During the three months ended March 31, 2002, we did not issue any Residential Long-Term Debt through Sequoia to fund Residential Real Estate Loans.

      As of March 31, 2003 and December 31, 2002, we had $455 million and $473 million, respectively, of Long-Term Debt secured by residential real estate loan securities and other asset-backed securities with stated maturities between 2018 and 2039. The maturity of this Long-Term Debt is directly affected by the rate of principal prepayments on the related Residential Mortgage Securities. As a result, the actual maturity of any class of this Long-Term Debt is likely to occur earlier than its stated maturity.

      As of March 31, 2003 and December 31, 2002, our Commercial Long-Term Debt is secured by one adjustable-rate Commercial Real Estate Loan with a maturity date in 2003, which is secured by a first lien on the related commercial real estate property reported on our Consolidated Balance Sheets as Real Estate Loans held-for-investment.

      Our exposure to loss on the Residential Bond Collateral and the Commercial Loan Collateral is limited to our net investment, as the Residential and Commercial Long-Term Debt are non-recourse to Redwood Trust.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the collateral for our Long-Term Debt are summarized as follows:

	March 31,	December 31,
	2003	2002

	(In thousands)
Residential Real Estate Loans:
Residential Real Estate Loans held-for-sale	$97	$174
Residential Real Estate Loans held-for-investment	6,867,050	6,065,582
Residential Real Estate Loan Securities available-for-sale	436,487	454,965
Restricted cash	1,706	3,118
Accrued interest receivable	18,723	15,900

Total Residential Collateral	$7,324,063	$6,539,739
Commercial Real Estate Loans held-for-investment	$9,643	$9,662

Total Long-Term Debt Collateral	$7,333,706	$6,549,401

      The components of the Long-Term Debt as of March 31, 2003 and December 31, 2002 along with other selected information are summarized below:

	March 31,	December 31,
	2003	2002

	(In thousands)
Residential Long-Term Debt	$7,179,644	$6,404,720
Commercial Long-Term Debt	8,267	8,283
Unamortized premium on Long-Term Debt	4,722	5,184
Deferred bond issuance costs	(21,942)	(21,167)

Total Long-Term Debt	$7,170,691	$6,397,020

Range of weighted-average interest rates, by series — residential	1.61% to 5.77%	1.74% to 5.73%
Stated residential maturities	2018-2039	2018-2039
Number of residential series	14	14
Weighted-average interest rates — commercial	8.63%	8.63%
Stated commercial maturities	2003	2003
Number of commercial series	1	1

      For the three months ended March 31, 2003 and 2002, the average balance of Residential Long-Term Debt was $6.6 billion and $1.3 billion, respectively. For the three months ended March 31, 2003 and 2002, the average effective interest cost for Residential Long-Term Debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 2.10% and 3.30%, respectively. At both March 31, 2003 and December 31, 2002, accrued interest payable on Residential Long-Term Debt was $5.0 million, and is reflected as a component of Accrued Interest Payable on our Consolidated Balance Sheets.

      For the three months ended March 31, 2003 and 2002, the average balance of Commercial Long-Term Debt was $8 million and $20 million, respectively. For the three months ended March 31, 2003 and 2002, the average effective interest cost for Commercial Long-Term Debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 9.40% and 5.51%, respectively. At both March 31, 2003 and December 31, 2002, accrued interest payable on Commercial Long-Term Debt was $0.1 million, and is reflected as a component of Accrued Interest Payable on our Consolidated Balance Sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Taxes

      As a REIT, Redwood Trust can deduct dividends paid from taxable REIT income and thus, effectively, may not be subject to income taxes. However, a REIT can retain up to 10% of its taxable income and still maintain its REIT status. We plan to retain up to 10% of our 2003 taxable REIT income, and will therefore be subject to corporate level taxes on this retained income for the 2003 calendar tax year. The current provision for corporate income taxes for Redwood Trust for the three months ended March 31, 2003 was $1.2 million. For the three months ended March 31, 2002, we did not have a provision for corporate income taxes because we did not retain any income for the 2002 calendar year. As of March 31, 2003, accrued income tax payable was $1.2 million, and is reflected as a component of Accrued Expenses and Other Liabilities on our Consolidated Balance Sheets.

      Due to the uncertainty of the realization of our net deferred tax assets, as well as the uncertainty of any future decision to retain future income, no deferred tax benefit has been recorded. Furthermore, a valuation allowance of $1 million has been provided to offset our deferred tax assets related to future temporary deductions at March 31, 2003 and December 31, 2002.

      Holdings, Redwood Trust’s taxable subsidiary, is subject to corporate income taxes on 100% of its income. The current provision for income taxes for Holdings for the three months ended March 31, 2003 and 2002 was $80,000 and $3,200, respectively. California Revenue and Tax Code Section 24416.3 caused the deduction for California net operating loss (NOL) carryovers to be suspended for the tax years 2002 and 2003. In addition, this regulation states that for any California carryover of a NOL for which a deduction is denied by reason of the suspension, the carryover period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002. No additional Federal tax provision for Holdings was recorded for the three months ended March 31, 2003 and 2002, as taxable income reported for these periods was offset by Federal net operating loss carryforwards from prior years.

      Due to the uncertainty of realization of net operating losses, no deferred tax benefit has been recorded. A valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards, and other future temporary deductions as of March 31, 2003 and December 31, 2002. As of March 31, 2003 and December 31, 2002, Holdings had net operating loss carryforwards of approximately $22.7 million and $23.8 million for Federal tax purposes, respectively, and approximately $15.1 million and $15.8 million for state tax purposes. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while most of the state loss carryforwards expire between 2008 and 2011.

      To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its taxable REIT income in the calendar year plus 100% of the undistributed taxable REIT income from prior calendar years, a REIT incurs a 4% excise tax on this shortfall. We met this 85% distribution requirement in all years prior to and including 2001, and thus had not been subject to excise taxes. For the 2002 tax year, our distributions declared before calendar year-end and distributed on or before January 31, 2003 were less than 85% of taxable REIT income in the 2002 calendar year requiring us to incur a 4% excise tax provision on the shortfall. For the 2003 tax year, our distributions declared before calendar year-end and distributed on or before January 31, 2004 may be less than 85% of taxable REIT income in the 2003 calendar year requiring us to incur a 4% excise tax provision on the shortfall. For the three months ended March 31, 2003, we incurred a provision for excise tax of $0.9 million to be paid in 2004. As of March 31, 2003 and December 31, 2002, accrued excise tax payable was $0.9 million and $1.0 million, respectively, and is reflected as a component of Accrued Expenses and Other Liabilities on our Consolidated Balance Sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Fair Value of Financial Instruments

      The following table presents the carrying values and estimated fair values of our financial instruments as of March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Assets
Real Estate Loans
Residential: held-for-sale	$824	$824	$906	$906
Residential: held-for-investment	7,320,215	7,342,422	6,214,273	6,227,385
Commercial: held-for-sale	18,211	18,211	18,242	18,242
Commercial: held-for-investment	13,003	13,116	11,028	11,111
Real Estate Loan Securities
Credit Enhancement Portfolio: available-for-sale	373,162	373,162	352,479	352,479
Securities Portfolio: available-for-sale	366,307	366,307	335,697	335,697
Interest Rate Agreements	(4,000)	(4,000)	(3,770)	(3,770)
Liabilities
Short-Term Debt	475,717	475,717	99,714	99,714
Long-Term Debt	7,170,691	7,200,218	6,397,020	6,390,988

      The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value due to the short-term nature of these accounts.

Note 10.	Stockholders’ Equity

Class B 9.74% Cumulative Convertible Preferred Stock

      On August 8, 1996, we issued 1,006,250 shares of Class B Preferred Stock (Preferred Stock). The Preferred Stock pays a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the Common Stock into which the Preferred Stock is convertible. The Preferred Stock ranks senior to the Redwood Trust Common Stock as to the payment of dividends and liquidation rights. The liquidation preference entitles the holders of the Preferred Stock to receive $31.00 per share plus any accrued dividends before any distribution is made on the Common Stock.

      Each share of the Preferred Stock is convertible at the option of the holder at any time into one share of Common Stock. As of both March 31, 2003 and December 31, 2002, 96,732 shares of the Preferred Stock had been converted into 96,732 shares of Common Stock. Effective October 1, 1999, we can redeem the Preferred Stock (i) for one share of Common Stock, plus accumulated, accrued and unpaid dividends through the end of the prior dividend period, provided that for 20 trading days within a period of 30 consecutive trading days, the closing price of the Common Stock equals or exceeds the Conversion Price of $31.00 per share or (ii) for cash at a redemption price of $31.00 per share, plus any accumulated, accrued and unpaid dividends through the date of redemption. On May 2, 2003, we redeemed all outstanding shares of Preferred Stock by converting those shares into shares of Common Stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan

      In March 2002, Redwood Trust adopted an Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors that was approved by the Redwood Trust shareholders in May 2002. The Plan authorizes the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (Awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to Non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit the Redwood Trust compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of March 31, 2003 and December 31, 2002, 400,177 and 431,296 shares of Common Stock, respectively, were available for grant.

      Of shares of Common Stock available for grant, no more than 963,637 shares of Common Stock are cumulatively available for grant as ISOs. As of March 31, 2003 and December 31, 2002, 536,497 and 535,297 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of Common Stock at the time the ISO is granted.

      As of both March 31, 2003 and December 31, 2002, 28,000 shares of restricted stock had been granted to two officers of Redwood Trust. As of March 31, 2003 and December 31, 2002, restrictions on 14,000 and 12,250 of these shares had lapsed. The restrictions on the remaining 14,000 shares lapse in equal increments on the first day of each calendar quarter from April 1, 2003 through January 1, 2005. No other restricted shares had been awarded.

      Redwood Trust has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent we increase our taxable REIT income, and thus our REIT dividend distribution requirement, stock and cash DER expenses may increase. For the three months ended March 31, 2003 and 2002, we accrued cash and stock DER expenses of $2.7 million and $1.2 million, respectively. Stock and cash DERs are included in Operating Expenses in our Consolidated Statements of Operations.

      Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In addition to the stock DER expense on these options, for the three months ended March 31, 2003 and 2002, we recognized variable stock option expense of $0.9 million and $0.5 million, respectively. This expense is included in Variable Stock Option Expense on our Consolidated Statements of Operations.

      Stock DERs are accrued based on an estimate of our common stock dividend requirements. As of March 31, 2003 and December 31, 2002, there were 197,660 and 192,445 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of our common stock dividend requirements. As of March 31, 2003 and December 31, 2002, there were 1,530,101 and 1,529,051 unexercised options with cash DERs under the Plan, respectively. As of March 31, 2003 and December 31, 2002, there were 146,410 and 148,286 unexercised options with no DERs under the Plan, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Plan as of March 31, 2003 and changes during the quarter ending on that date is presented below.

	March 31, 2003

		Weighted
		Average
		Exercise
	Shares	Price

	(In thousands,
	except share data)
Outstanding options at January 1	1,869,782	$22.87
Options granted	1,200	$29.01
Options exercised	(2,026)	$17.57
Options forfeited	—	—
Dividend equivalent rights earned	5,215	—

Outstanding options at March 31	1,874,171	$22.82

Deferred Compensation Plan

      In May 2002, the Redwood Trust Board of Directors approved the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with Redwood Trust. As of March 31, 2003 and December 31, 2002, $0.7 million and $0.5 million, respectively, had been deferred under the Deferred Compensation Plan. The Deferred Compensation Plan allows for the investment of deferrals in either an interest crediting account or deferred stock units. As of March 31, 2003, 25,417 deferred stock units had been granted. At December 31, 2002, there were no deferrals invested in deferred stock units.

Employee Stock Purchase Plan

      In May 2002, Redwood Trust’s common shareholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give the employees of Redwood Trust an opportunity to acquire an equity interest in the Company through the purchase of shares of Common Stock at a discount. A maximum of 100,000 shares of Common Stock may be purchased under the ESPP. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase Common Stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the Common Stock as of the start of an Offering Period in the ESPP or the closing market price on the quarterly purchase date. For 2002, the Offering Period started on July 1st and consisted of two quarterly purchase periods. For 2003 and beyond, the Offering Period starts on January 1st of each calendar year and consists of four quarterly purchase periods. For the three months ended March 31, 2003, employees acquired an aggregate of 1,896 shares of common stock at an average purchase price of $23.55 per share under this Plan. As of March 31, 2003, there remained a negligible amount of uninvested employee contributions in the ESPP.

Common Stock Repurchases

      The Board of Directors approved the repurchase of a total of 7,455,000 shares of Redwood Trust’s Common Stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of Common Stock during the three months ended March 31, 2003 and 2002. As of March 31, 2003, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Issuances

      For the three months ended March 31, 2003, we issued 324,415 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $9.2 million. For the three months ended March 31, 2002, we issued 239,119 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $5.9 million and completed a secondary offering of 1,725,000 shares of Common Stock for net proceeds of $40.3 million.

Note 11.	Commitments and Contingencies

      In January 2003, we entered into a Warehouse Agreement with a Wall Street firm to facilitate the accumulation of securities for a future CDO. As of March 31, 2003, we had agreed to buy residential real estate loan securities and other asset-backed securities with a fair market value of $133 million.

      As of March 31, 2003, we had entered into commitments to sell $4 million of securities and purchase $46 million of Residential Real Estate Loans for settlement in April 2003.

      As of March 31, 2003, Redwood Trust was obligated under non-cancelable operating leases with expiration dates through 2013. The total future minimum lease payments under these non-cancelable leases are $9.4 million and are expected to be paid as follows: 2003 — $0.9 million; 2004 — $1.2 million; 2005 — $1.3 million; 2006 — $0.9 million; 2007 — $0.7 million; 2008 — $0.7 million; 2009 — $0.8 million; 2010 — $0.8 million; 2011 — $0.9 million; 2012 — $0.9 million; 2013 — $0.3 million. The majority of the future lease payments are related to a new operating lease for our executive offices that we plan to move into later in 2003.

Note 12.	Subsequent Events

      In April 2003, we issued $0.8 billion in face value of Long-Term Debt through Sequoia Mortgage Trust 2003-2, a trust established by Sequoia. This debt is collateralized by a pool of adjustable-rate residential real estate loans. The proceeds received from this issuance were used to pay down a portion of our Short-Term Debt.

      In May 2003, we redeemed all outstanding shares of Preferred Stock by converting them into an equal number of shares of Common Stock.

      In May 2003, the Redwood Trust Board of Directors declared a regular cash dividend for common shareholders of $0.65 per share for the second quarter of 2003. The common cash dividends are payable on July 21, 2003 to shareholders of record on June 30, 2003. These second quarter dividends are considered distributions of our 2002 taxable REIT income.

      In May 2003, we issued $284 million of Long-Term Debt secured by residential real estate loan securities and other asset-backed securities with stated maturities of 2023 and 2038. This Long-Term Debt was issued as a CDO through our Acacia program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Safe Harbor Statement

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Throughout this Form 10-Q and other Company documents, the words “believe”, “expect”, “anticipate”, “intend”, “aim”, “will”, and similar words identify “forward-looking” statements. Actual results and the timing of certain events could differ materially from those projected in, or contemplated by, the forward-looking statements due to a number of factors, including, among other things, changes in interest rates and market values on our earning assets and borrowings, changes in prepayment rates on our mortgage assets, general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers, and the level of liquidity in the capital markets as it affects our ability to finance our mortgage asset portfolio, and other risk factors outlined in our Annual Report on Form 10-K for the year ended December 31, 2002. Other factors not presently identified may also cause actual results to differ. Future results and changes in expectations of future results could lead to adverse changes in our dividend rate. We continuously update and revise our estimates based on actual conditions experienced. It is not practical to publish all such revisions and, as a result, no one should assume that results or trends projected in or contemplated by the forward-looking statements included herein will prove to be accurate in the future.

      This Form 10-Q contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers. In addition, some of the historical presentations contained herein have been restated to conform to current formats.

Summary and Outlook

      Redwood Trust invests in real estate loans, both in whole loan and in securitized form. In the first quarter of 2003, we made new investments of $1.3 billion in high-quality residential real estate mortgage loans, $2 million in commercial real estate loans, $37 million in residential loan credit enhancement securities, and $43 million in other types of real estate loan securities. These investments were funded with the issuance of $1 billion of non-recourse long-term debt through a securitization transaction, additional short-term borrowings, new equity sourced through our Direct Stock Purchase and Dividend Reinvestment Program, and cash flow from our existing portfolios.

      Our largest investment is in high-quality residential real estate loans and securities. In addition, we continue to invest in commercial real estate loans and diverse types of residential and commercial real estate loan securities. We continue to increase our staff and make material investments in building our operating capabilities and expertise. While our operating expenses are increasing, we believe our operations have become both more capable and more productive.

      Our declared dividends for common shareholders in the first quarter of 2003 totaled $10.8 million, or $0.65 per share. Our earnings continue to exceed our dividend payments. If our taxable REIT income continues to exceed our regular common dividend distributions, our current plan is to defer distribution of a portion of our 2003 taxable REIT income into 2004 (thus incurring excise taxes) and to retain on a permanent basis up to 10% of our taxable REIT income (thus incurring income taxes). We would expect that retained income may increase our earnings and dividend-paying potential over time.

      Our GAAP earnings were $14.9 million, or $0.88 per share for the first quarter of 2003 — a 10% increase from the $0.80 per share we reported in the first quarter of 2002. GAAP earnings were $0.88 per share for the fourth quarter 2002.

      Our core earnings totaled $15.0 million, or $0.88 per share in the first quarter of 2003 — a 14% increase over the $0.77 per share we earned in the first quarter of 2002 and a 10% increase over the $0.80 per share we earned in the fourth quarter of 2002.

      Core earnings is not a measure of earnings in accordance with generally accepted accounting principles (GAAP). Core earnings is calculated as GAAP earnings from ongoing operations less mark-to-market adjustments (which include realized and unrealized gains and losses on certain assets, hedges, and variable stock options). We believe that core earnings provides relevant and useful information regarding our results of operations in addition to GAAP measures of performance. This is, in part, because market valuation adjustments on only a portion of our assets and stock options and none of our liabilities are recognized through our income statement under GAAP and thus GAAP valuation adjustments may not be fully indicative of changes in market values on our balance sheet as a whole or a reliable guide to our current operating performance. Furthermore, gains or losses realized upon sales of assets vary based on portfolio management decisions; a sale of an asset for a gain or a loss may or may not affect our on-going earnings from operations. Because all companies and analysts do not calculate non-GAAP measures such as core earnings in the same fashion, core earnings as calculated by us may not be comparable to similarly titled measures reported by other companies. See Table 1 below for a detailed reconciliation of GAAP earnings and core earnings.

      Our estimated taxable REIT income after preferred dividends for the first quarter of 2003 was $27.0 million, or $1.59 per common share. Our taxable REIT income after preferred dividends for the year 2002 was $76.9 million, or $4.91 per common share. See the discussion on taxable income and dividends below for more information on taxable REIT income.

      Net interest income as a percentage of average total equity was 19.8% in the first quarter of 2003, 18.5% in the fourth quarter of 2002, and 17.7% in the first quarter of 2002. Net interest income as a percentage of average core equity is, in our opinion, a good measure of the profitability rate of our real estate loan portfolios. This measure was 23.3% in the first quarter of 2003, 20.9% in the fourth quarter of 2002, and 18.1% in the first quarter of 2002. Our portfolio profitability is rising due to increases in yields from our residential loan credit-enhancement portfolio (as a result of excellent credit results and faster prepayment rates) and by continued favorable changes in asset mix and capital utilization (a result of increased growth in our loan portfolios). Average balances are determined based on daily averages of our equity base. Total equity and core equity are reconciled below in Table 2.

      Core equity is calculated as GAAP equity less unrealized gains and losses on certain assets and hedges. We believe measurements based on core equity provide relevant useful information regarding our results of operations in addition to GAAP measures of performance. This is, in part, because market valuation adjustments reflected in our GAAP equity represent unrealized gains and losses on a portion of our balance sheet only and may not be reflective of the equity we are have available to invest in our operations. Because all companies and analysts do not calculate non-GAAP measures in the same fashion, core equity and ratios using core equity as calculated by us may not be comparable to similarly titled measures reported by other companies.

      Operating expense as a percentage of average total equity was 5.3% in the first quarter of 2003, 5.3% in the fourth quarter of 2002, and 4.2% in the first quarter of 2002. Operating expenses as a percentage of average core equity and operating expenses as a percentage of net interest income are, in our opinion, good measures of operating cost efficiency for our company. These operating expense measures vary from quarter to quarter due to factors such as equity offerings and variable compensation expense accruals tied to earnings and dividends. Operating expense as a percentage of core equity was 6.2% in the first quarter of 2003, 6.0% in the fourth quarter of 2002, and 4.3% in the first quarter of 2002. Operating expense as a percentage of net interest income was 27% in the first quarter of 2003, 29% in the fourth quarter of 2002, and 23% in the first quarter of 2002. Over the past year we have increased our overall capabilities, supported new products initiatives, and increased performance-based variable compensation payments due to favorable results.

      Our reported return on equity (GAAP earnings as a percentage of average GAAP common equity) was 12.9% in the first quarter of 2003, 13.7% in the fourth quarter of 2002, and 14.2% in the first quarter of 2002.

Our core return on equity (core earnings as a percentage of average core common equity) was 15.4% in the first quarter of 2003, 14.2% in the fourth quarter of 2002, and 14.2% in the first quarter of 2002.

      We believe the key longer-term trends for our business are the strength of our credit results and the strength of our competitive market position. Although we recognize that the U.S. economy is weak and is potentially vulnerable to external shocks, overall we believe the long-term outlook for our business remains favorable.

      Our annual credit losses remained under one basis point (0.01%) of our residential real estate loan portfolios. Our loan delinquency ratios have been steady. In addition, our risk of future credit loss for portions of our residential portfolios may be reduced somewhat as a result of continued increases in housing prices in many parts of the country. As a result of these favorable credit trends (and faster prepayments), we are recognizing more income under the effective yield method from our residential loan credit-enhancement securities portfolio. We calculate yields for our assets using long-term assumptions about prepayments, future credit losses over the life of the loans, and the timing of credit losses. For many of our more seasoned assets, we have increased the yield we are recognizing, as  — relative to prior assumptions — current estimates of the likely long-term prepayment rates have increased, estimates of total life-of-the-mortgage credit losses have decreased, and/or estimates of the likely timing of credit losses have been extended to later years. See the discussion on our use of effective yield methods below under Critical Accounting Policies. If favorable credit results, risk reduction through increasing housing prices, and faster prepayment rates continue, estimates of the long-term cash flows we will receive from our assets will increase and will recognize increased yields on our credit-enhancement portfolio and reduced credit provision expense rates on our loan portfolios. However, the economy is still weak, deflationary forces are still evident, and many observers believe that housing prices are vulnerable. A reversal of our current favorable credit trends remains a real possibility. If this occurs, the asset yields we recognize into income may decline and/or we may incur a mark-to-market expenses. We monitor relevant market trends continuously, and revise, as appropriate, the assumptions that go into our yield calculations and credit provisions.

      Recently, we have noted an increase in competition in the form of increased demand for residential whole loans from banks and increased demand for residential loan credit-enhancement securities from specialized investors and for investment-grade real estate securities from a variety of capital market participants. This increased demand for assets has increased prices for some of the assets we seek to acquire. Prices generally decreased towards the end of 2002 as a result of a strong supply of newly originated mortgage assets and an uncertain economy. We have seen prices for assets we seek to buy increase during the first quarter of 2003 and expect this trend to continue. Any such price increases will not affect cash flows from our current assets. Given what we believe to be our strong competitive position, we believe we will continue to be able to invest in new real estate loans and securities on an attractive basis should prices rise. Our rate of acquisition, however, may slow. In addition, the rate of return we earn in the long term on new investments is unlikely, in our opinion, to equal the relatively high returns we are currently earning from our existing assets.

      Our short-term earnings can vary from quarter to quarter due to fluctuations in interest rates, prepayment rates, redemptions, asset market values, and other factors; however, we believe we are well balanced from an asset/liability management perspective and we believe that it is unlikely that fluctuations in these short-term factors will alter the returns we can generate over the long-term.

      Our primary goal in managing Redwood’s operations is to do our best to make sure that our regular dividend rate for common shareholders remains sustainable in the long run from the cash flows generated by our assets. We believe that our regular quarterly dividend rate of $0.65 per common share is likely to be sustainable for the near future, given our current expectations for cash flow generation and other factors.

Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies, and how changes in estimates might affect our financial results and statements, are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosures provided in this Form 10-Q.

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

      Under the effective yield method, credit losses lower than (or later than) anticipated by the credit loss assumptions (credit reserve) imbedded in our cash flow forecasts could result in increasing yields being recognized from our current portfolio of residential loan credit enhancement securities. In addition, faster than anticipated prepayment rates also tend to increase realized yields. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method. Furthermore, adverse changes in cash flows projected may require us to take market value adjustments through our income statement under EITF 99-20. Yield and EITF 99-20 adjustments are applied on an asset-specific basis. Thus, we may take EITF 99-20 charges even during a period when most of our assets perform better than anticipated and our overall portfolio is increasing.

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

Credit Reserves

      The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we establish a credit reserve upon the acquisition of such assets under the effective yield method of accounting. For our residential and commercial mortgage loans, we currently establish a credit reserve based on an estimate of current losses by taking credit provisions through our income statement. For our commercial mortgage loans, we evaluate the need to establish a credit reserve or mark the value of the loan to realized value when a loan becomes delinquent. Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus, no credit reserves have been established to date for these assets. For securities portfolio assets where credit losses are anticipated, we establish an appropriate reserve given the credit trends and market outlook for that asset.

      As noted, one of the many significant assumptions used in projecting cash flows on many of our assets, and thus our current yield, is the level and timing of credit losses that we expect to incur over the lives of these assets. We establish the level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment. Our actual credit losses, and the timing of these losses, may differ from those estimates used to establish the reserve. Such differences will result in different yields over the life of the asset than we may be currently reporting. If such differences are adverse, and the market value of our assets declines below our carrying value, we may need to take current period mark-to-market charges through our income statement. If such differences are favorable, then the current yield we are now recognizing on these assets could be materially less than the yield we will earn over the life of the asset.

      We continually review and update, as appropriate, all of our assumptions. Despite this continual review, there can be no assurance that our assumptions used to estimate cash flows, fair values, and effective yields will prove to be correct as interest rates, economic conditions, real estate conditions, and the market’s perception of the future constantly change.

Results of Operations

      Our GAAP earnings were $14.9 million, or $0.88 per share for the first quarter of 2003 — which equaled the $0.88 per share we reported in the fourth quarter of 2002 and was a 10% increase from the $0.80 per share we reported in the first quarter of 2002. Our core earnings totaled $15.0 million, or $0.88 per share in the first quarter of 2003 — a 10% increase over the $0.80 per share we earned in the fourth quarter of 2002, and a 14% increase over the $0.77 per share we earned in the first quarter of 2002.

      The table below reconciles GAAP earnings to core earnings.

Table 1

GAAP Earnings and Core Earnings
(all dollars in thousands, except per share data)

			Variable					GAAP	Core
			Stock					Earnings/	Earnings/
		Asset	Option		Average			Average	Average
		Mark-to-	Mark-to-		Diluted	GAAP	Core	Common	Common
	GAAP	Market	Market	Core	Shares	Earnings	Earnings	Equity	Core Equity
	Earnings	Adjustments	Adjustments	Earnings	Outstanding	Per Share	Per Share	(annualized)	(annualized)

Q1: 2002	$11,219	$875	$(543)	$10,887	14,077,405	$0.80	$0.77	14.2%	14.2%
Q2: 2002	13,802	2,045	(789)	12,546	15,747,048	0.88	0.80	15.4%	14.5%
Q3: 2002	14,306	730	745	12,831	16,240,194	0.88	0.79	14.1%	14.3%
Q4: 2002	14,566	1,461	(78)	13,183	16,529,075	0.88	0.80	13.7%	14.2%
Q1: 2003	14,932	918	(948)	14,962	16,983,513	0.88	0.88	12.9%	15.4%

2001	$30,163	$(836)	$(911)	$31,910	10,474,764	$2.88	$3.05	13.3%	14.3%
2002	53,893	5,111	(665)	49,447	15,658,623	3.44	3.16	14.3%	14.3%

      For reasons noted in our discussions above, we believe that core earnings and core equity are relevant and useful additional measures of our results of operations in addition to GAAP measures.

Table 2

Total Equity and Core Equity
(all dollars in thousands)

		End of			Average
		Period		Average	Mark-to-	Average
	End of	Asset	End of	Total	Market	Core
	Period	Mark-to-	Period	Equity	Adjustments	Equity
	Total	Market	Core	During	During	During
	Equity	Adjustments	Equity	Period	Period	Period

Q1: 2002	$364,444	$11,015	$353,429	$341,766	$8,360	$333,406
Q2: 2002	417,930	35,826	382,104	385,887	14,213	371,674
Q3: 2002	445,728	54,148	391,580	432,310	47,705	384,605
Q4: 2002	473,033	69,146	403,887	450,464	52,200	398,264
Q1: 2003	485,402	68,077	417,325	489,086	74,231	414,855

2001	$307,773	$2,701	$305,072	$254,021	$4,922	$249,099
2002	473,033	69,146	403,887	402,986	30,786	372,200

Net Interest Income

      Net interest income after credit expenses was $24.2 million in the first quarter of 2003, $20.8 million in the fourth quarter of 2002, and $15.1 million in the first quarter of 2002. Net interest income growth has generally tracked growth in our net employed equity capital. In addition, we continue to benefit from an improved asset mix, fast prepayment rates on the underlying loans in our residential loan credit-enhancement securities, and our continued strong credit results. Net interest income as a percentage of average core equity has increased to 23.3% in the first quarter of 2003, from 20.9% in the fourth quarter of 2002, and 18.1% in the first quarter of 2002.

Table 3

Net Interest Income After Credit Expenses
(all dollars in thousands)

			Net			Interest	Interest	Net	Net
	Interest		Interest			Rate	Rate	Interest	Interest
	Income		Income			Spread	Margin	Income/	Income/
	After		After	Earning	Cost	After	After	Average	Average
	Credit	Interest	Credit	Asset	Of	Credit	Credit	Total	Core
	Expenses	Expense	Expenses	Yield	Funds	Expenses	Expenses	Equity	Equity

Q1: 2002	$30,716	$(15,602)	$15,114	4.92%	2.82%	2.10%	2.36%	17.7%	18.1%
Q2: 2002	36,252	(18,489)	17,763	4.71%	2.69%	2.02%	2.25%	18.4%	19.1%
Q3: 2002	42,093	(24,291)	17,802	4.07%	2.57%	1.50%	1.68%	16.5%	18.5%
Q4: 2002	54,155	(33,323)	20,832	3.59%	2.35%	1.24%	1.35%	18.5%	20.9%
Q1: 2003	61,125	(36,933)	24,192	3.31%	2.10%	1.21%	1.28%	19.8%	23.3%

2001	$144,539	$(98,069)	$46,470	6.71%	5.04%	1.67%	2.09%	18.3%	18.7%
2002	163,216	(91,705)	71,511	4.13%	2.54%	1.59%	1.77%	17.7%	19.2%

      Interest rate spread (yield on assets less cost of borrowed funds) and interest rate margin (net interest income divided by average assets) are profitability measures often tracked by analysts of financial institutions. We believe that trends in these asset-based measures for Redwood are not likely to be representative of trends in our true economic margins. Recent changes in these measures for Redwood have been primarily a result of changes in our asset mix between loans and securities and of the different methods of presentation for these assets. We believe that equity-based margin ratios, such as net interest income as a percentage of equity, are useful economic measures for Redwood’s operations. As shown above in Table 3, our margins as measured relative to our reported asset base have been declining (due to changes in asset mix) while our margins as measured relative to our equity base have been increasing.

      Long-term debt that is non-recourse to Redwood is reported on our balance sheet, as are the assets that have been sold to the non-recourse securitization trusts. Only our net investments in the equity of these trusts constitute “at-risk” assets to us. If we had used different terms or forms of securitization these transactions may have been accounted for as sales. With sales accounting, our reported balance sheet (both assets and liabilities) would be substantially smaller (although the economics of the transaction and our exposure to risks would be unchanged). If we structured the securitizations differently and therefore accounted for them as sales rather than financings, our asset-based margins would have been different and, in some respects, reported on a basis that is more comparable to some other financial institutions. Our interest rate spread and our interest rate margin would have been higher and would show a positive trend in recent quarters. Our reported debt-to-equity ratio would have been substantially lower. Table 4 below presents our interest income and interest expense as if we had structured our securitizations to obtain sales accounting treatment rather than financing accounting treatment; effectively, on an “at-risk” basis for assets and on a recourse basis for liabilities. Please also see the discussion under “Financial Condition, Liquidity, and Capital Resources — Balance Sheet Leverage” below for further information.

Table 4

Net Interest Income on an “At-Risk” Assets and Recourse Liabilities Basis
(all dollars in thousands)

			Net			Interest	Interest	Net
	Interest	Interest	Interest			Rate	Rate	Interest
	Income	Expense	Income			Spread	Margin	Income/
	On “At-	On	On “At-	Earning	Cost	After	After	Average
	Risk”	Recourse	Risk”	Asset	Of	Credit	Credit	Core
	Assets	Liabilities	Basis	Yield	Funds	Expenses	Expenses	Equity

Q1: 2002	$20,055	$(4,941)	$15,114	6.30%	2.12%	4.18%	4.75%	18.1%
Q2: 2002	23,358	(5,595)	17,763	7.02%	2.37%	4.65%	5.34%	19.1%
Q3: 2002	23,200	(5,398)	17,802	7.03%	2.43%	4.60%	5.39%	18.5%
Q4: 2002	25,210	(4,378)	20,832	9.07%	2.65%	6.42%	7.49%	20.9%
Q1: 2003	26,132	(1,940)	24,192	11.77%	1.94%	9.83%	10.89%	23.3%

2001	$86,871	$(40,401)	$46,470	7.59%	4.53%	3.06%	4.06%	18.7%
2002	91,823	(20,312)	71,511	7.29%	2.37%	4.92%	6.24%	19.2%

      The table below reconciles reported interest income and interest expense to the interest income and expense on “at-risk” assets and recourse liabilities discussed above.

Table 5

Reconciliation of GAAP Interest Income and Interest Expense to Interest Income and Interest Expense on “At Risk” Assets and Recourse Liabilities
(all dollars in thousands)

					Less:
		Less: Interest	Interest		Interest	Interest
		Income On	Income		Expense On	Expense
	Reported	Assets In	On	Reported	Liabilities In	On
	Interest	Securitization	“At-Risk”	Interest	Securitization	Recourse
	Income	Trusts*	Assets	Expense	Trusts	Liabilities

Q1: 2002	$30,716	$10,661	$20,055	$(15,602)	$(10,661)	$(4,941)
Q2: 2002	36,252	12,894	23,358	(18,489)	(12,894)	(5,595)
Q3: 2002	42,093	18,893	23,200	(24,291)	(18,893)	(5,398)
Q4: 2002	54,155	28,945	25,210	(33,323)	(28,945)	(4,378)
Q1: 2003	61,125	34,993	26,132	(36,933)	(34,993)	(1,940)

2001	$144,539	$57,668	$86,871	$(98,069)	$(57,668)	$(40,401)
2002	163,216	71,393	91,823	(91,705)	(71,393)	(20,312)

*	This represents a portion of the interest income from our securitization trusts. It does not include the interest income attributed to our “at-risk” investments in these trusts.

Interest Income After Credit Expenses

      Our total interest income in the first quarter of 2003 was $61.1 million, an increase from the $54.2 million earned in the fourth quarter of 2002, and $30.7 million in the first quarter of 2002. The increase from 2002 to 2003 was the result of asset growth sufficient to offset lower asset yields. Asset yields have fallen as most of our assets have variable interest rates and have adjusted to falling interest rates over the past several quarters.

Table 6

Total Interest Income and Yields
(all dollars in thousands)

			Net
	Average		Premium	Credit	Total	Earning
	Earning	Interest	Amortization	Provision	Interest	Asset
	Assets	Income	Expense	Expense	Income	Yield

Q1: 2002	$2,498,565	$33,977	$(2,979)	$(282)	$30,716	4.92%
Q2: 2002	3,080,165	37,267	(543)	(472)	36,252	4.71%
Q3: 2002	4,131,870	44,819	(1,832)	(894)	42,093	4.07%
Q4: 2002	6,042,042	58,295	(2,480)	(1,660)	54,155	3.59%
Q1: 2003	7,393,566	63,489	(608)	(1,756)	61,125	3.31%

2001	$2,152,965	$154,891	$(9,585)	$(767)	$144,539	6.71%
2002	3,948,399	174,358	(7,834)	(3,308)	163,216	4.13%

      To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

      Our residential real estate loan portfolio continued to grow in the first quarter of 2003, increasing from $6.2 billion at the beginning of the quarter to $7.3 billion at the end of the quarter. We acquired $1.3 billion residential mortgage loans during the first quarter of 2003. These loan investments were all adjustable-rate loans and were made pursuant to flow purchase agreements. We plan to continue to expand our relationships with originators and continue to invest in high-quality jumbo adjustable-rate residential real estate loans.

Table 7

Residential Real Estate Loans — Activity
(all dollars in thousands)

	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002

Start of Period Balances	$6,215,179	$4,761,893	$2,803,556	$1,794,260	$1,474,862
Acquisitions	1,338,920	1,616,400	2,075,296	1,146,621	417,276
Sales	(73,137)	0	(2,960)	(46,683)	0
Principal Payments	(152,768)	(155,915)	(109,896)	(89,582)	(95,924)
Amortization Expense	(6,156)	(5,754)	(3,502)	(1,060)	(1,672)
Credit Provisions	(1,756)	(1,660)	(894)	(472)	(282)
Net Charge-Offs (Recoveries)	31	0	236	0	0
Mark-To-Market (Income Statement)	726	215	57	472	0

End of Period Balances	$7,321,039	$6,215,179	$4,761,893	$2,803,556	$1,794,260

      Most of our residential loans have coupon rates that adjust each month or each six months as a function of the one or six-month LIBOR interest rate. Generally, short-term interest rates have been adjusting lower over the past few years. Through the first quarter of 2003, the coupon rates on our variable rate loans continued to reset downwards, reflecting a lagged response to the decline in short-term interest rates.

Table 8

Residential Real Estate Loans — Interest Income and Yields
(all dollars in thousands)

				Principal
				Paydowns/
		Average		Average		Net
	Average	Net	Average	Principal		Premium	Credit	Total
	Principal	Premium	Credit	Balance	Interest	Amortization	Provision	Interest
	Balance	Balance	Reserve	(annualized)	Income	Expense	Expense	Income	Yield

Q1: 2002	$1,541,136	$9,130	$(5,342)	25%	$16,079	$(1,672)	$(282)	$14,125	3.66%
Q2: 2002	2,195,570	11,489	(5,675)	16%	21,133	(1,060)	(472)	19,601	3.56%
Q3: 2002	3,253,528	15,097	(6,163)	14%	28,843	(3,502)	(894)	24,447	3.00%
Q4: 2002	5,295,254	31,079	(7,423)	12%	44,678	(5,754)	(1,660)	37,264	2.80%
Q1: 2003	6,603,149	31,651	(9,261)	9%	50,225	(6,155)	(1,756)	42,314	2.55%

2001	$1,138,482	$12,646	$(4,991)	28%	$72,499	$(6,720)	$(767)	$65,012	5.67%
2002	3,082,156	16,755	(6,156)	15%	110,733	(11,988)	(3,308)	95,437	3.09%

      Our credit losses remained at an annualized rate of less than one basis point (0.01%) of our loan portfolio. Our residential loan portfolio delinquencies declined from $4.1 million at December 31, 2002 to $1.2 million at March 31, 2003. This decline in delinquencies was due to the cure of delinquent loans and the sale of some delinquent loans in conjunction with the call of Sequoia long-term debt collateralized by these loans. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.02% of our current loan balances at March 31, 2003.

Trends in our delinquency ratios have been favorable due to the acquisition of new performing loans and the credit performance of our seasoned loans. Our credit reserve has been established based on historical loss rates, changes in the composition and volume of loans, and estimated losses due to the current weak economy. We anticipate that delinquencies and losses on our current residential loans will increase from current levels as our loans season. At March 31, 2003, our residential real estate loan credit reserve was $10.0 million, equal to 0.14% of the current balance of this portfolio.

Table 9

Residential Real Estate Loans — Credit Results
(all dollars in thousands)

				Loss Severity		Annualized
				On	Realized	Credit Losses	Ending
	Ending	Delinquent	Delinquent	Liquidated	Credit	As % of	Credit
	Balance	Loans	Loan %	Loans	Losses	Loans	Reserve

Q1: 2002	$1,794,260	$4,926	0.27%	0%	$0	0.00%	$5,481
Q2: 2002	2,803,556	3,257	0.12%	0%	0	0.00%	5,953
Q3: 2002	4,761,893	1,387	0.03%	22%	(236)	0.01%	6,611
Q4: 2002	6,215,179	4,127	0.07%	0%	0	0.00%	8,271
Q1: 2003	7,321,039	1,159	0.02%	40%	(31)	0.01%	9,996

2001	$1,474,862	$5,069	0.34%	42%	$(382)	0.03%	$5,199
2002	6,215,179	4,127	0.07%	22%	(236)	0.01%	8,271

      The characteristics of our residential real estate loan portfolio continue to show its high-quality nature. At March 31, 2003, we owned 19,805 residential loans with a total value of $7.3 billion. These were all “A” quality loans at origination. Substantially all these loans (99%) were adjustable rate loans and the rest (1%) were hybrid loans (fixed rate for 3 to 7 years, then adjustable). The average loan size was $369,656. Northern California loans were 13% of the total and Southern California loans were 12% of the total. Loans originated in 2003 were 11% of the total loans in our portfolio, loans originated in 2002 were 72% of the total, loans originated in 2001 were 11% of the total, and loans originated in 2000 or earlier were 6% of the total. On average, our residential real estate loans had 11 months of seasoning at March 31, 2003. Loans where the original loan balance exceeded 80% loan-to-value (LTV) made up 12% of loan balances; we benefit from mortgage insurance or additional pledged collateral on all of these loans, serving to substantially lower the effective LTV on these loans. The average effective LTV at origination for all of our residential real estate loans (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 66%. Given housing appreciation and loan amortization, we believe the current effective LTV of our residential real estate loans at March 31, 2003 was lower than 66%.

      The characteristics of the loans that we purchase and retain continued to illustrate the high-quality nature of the loans. The average FICO credit score of borrowers on these residential mortgage loans (for those loans where a FICO score was obtained) was 732. Borrowers with FICO scores over 720 comprised 61% of this portfolio, those with scores between 680 and 720 comprised 25%, those with scores between 620 and 680 comprised 12%, and those with scores below 620 comprised 2%. In general, loans in our portfolio with lower FICO scores have strong compensating factors that may serve to mitigate the apparent higher level of risk generally associated with a borrower that has a lower FICO score.

Table 10

Residential Real Estate Loan Characteristics
(at period end, all dollars in thousands)

	Mar. 2003	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002

Principal Value (Face Value)	$7,297,515	$6,190,674	$4,736,646	$2,795,628	$1,790,239
Internal Credit Reserves	(9,996)	(8,271)	(6,611)	(5,953)	(5,481)
Premium (Discount) to be Amortized	33,520	32,776	31,858	13,881	9,502

Retained Residential Loans	$7,321,039	$6,215,179	$4,761,893	$2,803,556	$1,794,260
Number of loans	19,805	16,669	12,580	7,394	4,914
Average loan size	$370	$373	$379	$379	$365
Adjustable %	99%	99%	98%	96%	100%
Hybrid %	1%	1%	2%	4%	0%
Fixed %	0%	0%	0%	0%	0%
Northern California	13%	12%	12%	13%	12%
Southern California	12%	12%	12%	12%	11%
Florida	12%	12%	11%	13%	12%
Georgia	7%	8%	8%	9%	7%
New York	5%	6%	6%	6%	7%
New Jersey	5%	5%	5%	5%	5%
Illinois	4%	4%	3%	3%	3%
Other states (none greater than 3%)	42%	41%	43%	39%	43%
Year 2003 origination	11%	0%	0%	0%	0%
Year 2002 origination	72%	78%	70%	47%	17%
Year 2001 origination	11%	13%	18%	31%	42%
Year 2000 origination	0%	0%	0%	0%	0%
Year 1999 origination	2%	2%	3%	5%	9%
Year 1998 origination or earlier	4%	7%	9%	17%	32%
% balance in loans> $1mm per loan	14%	14%	15%	15%	16%

      We intend to permanently fund all our residential real estate loan investments with the issuance of long-term debt through our special purpose subsidiaries, Sequoia Mortgage Funding Corporation and Sequoia Residential Funding Inc. (Sequoia). This type of financing is non-recourse to Redwood Trust. Our exposure to our $6.9 billion of long-term financed loans is limited to our investment in Sequoia, which at March 31, 2003 was $139 million or 2.2% of the Sequoia loan balances. Short-term funded residential real estate loans at March 31, 2003 were $0.5 billion. In the first quarter of 2003, we issued $1.0 billion in long-term debt, completing Sequoia 2003-01. In April 2003, we completed Sequoia 2003-02 and issued an additional $0.8 billion of long-term debt.

      Our investment in Sequoia of $139 million at March 31, 2003 consists of classes of subordinated securities and interest-only securities retained from these securitizations. Our retained Sequoia credit enhancement securities are the first, second, and third loss pieces of the securitizations, bear the credit risk of the Sequoia loans, and are the same types of assets that we acquire from third-party securitizations and hold in our residential loan credit enhancement securities portfolio. For our retained subordinated credit-enhancement securities at March 31, 2003, the principal value was $58 million (0.9% of Sequoia loan balances) and an effective carrying value was $25 million (0.4% of Sequoia loan balances). The interest-only securities we have retained from our Sequoia securitizations capture the spread between the coupon rates on the underlying loans and our cost of funds on the securitized debt issued from Sequoia. These securities are rated AAA and thus have minimal credit risk. Our adjusted basis on Sequoia loans at March 31, 2003 was 100.32% of principal value; faster prepayment rates on the underlying Sequoia loans would generally lead to lower realized yields on our retained interest-only securities. Our Sequoia interest-only securities had an effective carrying value of $77 million and represented 1.1% of Sequoia loan balances at March 31, 2003. We also retain some investment-grade subordinated securities from our Sequoia transactions that we include as collateral for our Acacia CDO debt issuance. At March 31, 2003, our investment-grade subordinated Sequoia securities had an effective carrying value of $37 million (0.5% of Sequoia loan balances).

Residential Loan Credit-Enhancement Securities

      At March 31, 2003, we owned $373 million market value of residential loan credit-enhancement securities, a 6% increase from the $352 million owned at December 31, 2002. These securities generally have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential mortgage loans. We intend to continue to invest in these securities.

      Total loans underlying our residential real estate credit-enhancement securities increased from $59 billion to $61 billion (representing approximately 5% of the jumbo residential real estate loans in the U.S.).

Table 11

Residential Loan Credit-Enhancement Securities — Activity
(all dollars in thousands)

	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002

Start of Period Balances	$352,479	$324,130	$284,759	$249,832	$190,813
Acquisitions	37,077	13,442	28,983	25,849	59,157
Sales	0	0	0	(898)	(5,037)
Principal Payments	(23,212)	(13,573)	(9,437)	(15,801)	(4,270)
Amortization Income	5,545	3,275	2,722	1,767	366
Mark-To-Market (Balance Sheet)	998	25,205	17,351	21,795	8,758
Mark-To-Market (Income Statement)	275	0	(248)	2,215	45

End of Period Balances	$373,162	$352,479	$324,130	$284,759	$249,832

      Our residential loan credit-enhancement securities are generally first loss, second loss, or third loss interests of residential real estate loan pools securitized by others. First loss interests are allocated initial credit losses on the entire underlying pool of loans up to a maximum of the principal amount of the first loss interest. Our ownership of first loss interests provides credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior interests. Similarly, any first loss interests that are owned by others and that are junior to our second and third loss interests provide our interests with some principal protection from losses (they serve as external credit-enhancement to us).

      We account for these securities as available for sale and thus report them on our balance sheet at their estimated fair value. Current period unrealized gains are reported as market valuation adjustments on the balance sheet. Over the past several quarters, the fair value of the securities in this portfolio has increased due to strong credit and prepayment performance, lower interest rates, and other market factors.

      Our credit-enhancement interests can be called away from us under certain circumstances. This is usually beneficial for us, as we receive a payment for the full principal value of an asset that, in general, we have acquired at a discount to the principal value. We realized a gain of $0.9 million from such redemptions in the first quarter of 2003, which is included in Net Unrealized and Realized Market Value Gains (Losses) in our Consolidated Statements of Operations.

      At March 31, 2003, we owned $614 million principal (face) value of residential loan credit-enhancement securities that had an adjusted cost basis on our books of $295 million. After mark-to-market adjustments, our net investment in these assets was reported on our balance sheet at a value of $373 million. Over the life of the underlying mortgage loans, we expect to receive $614 million in principal payments from these securities less credit losses. We receive interest payments each month on the outstanding principal amount. Of the $241 million difference between principal value and reported value, $234 million was designated as an internal credit reserve (reflecting our estimate of future credit losses over the life of the underlying mortgages), $85 million was designated as purchase discount to be accreted into income over time, and there was $78 million in cumulative positive balance sheet market valuation adjustments.

Table 12

Residential Loan Credit-Enhancement Securities — Net Book Value
(at period end, all dollars in thousands)

	Mar. 2003	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002

Total principal value (face value)	$614,111	$559,186	$542,669	$492,642	$460,035
Internal designated credit reserves	(234,060)	(224,891)	(220,735)	(206,343)	(194,556)
Discount to be amortized	(84,648)	(58,578)	(49,360)	(35,745)	(28,058)

Net investment	295,403	275,717	272,574	250,554	237,421
Market valuation adjustments	77,759	76,762	51,556	34,205	12,411

Net reported value	$373,162	$352,479	$324,130	$284,759	$249,832
First loss position, principal value	$236,122	$215,046	$206,062	$181,179	$173,990
Second loss position, principal value	176,864	163,428	152,433	139,290	127,930
Third loss position, principal value	201,125	180,712	184,174	172,173	158,115

Total principal value	$614,111	$559,186	$542,669	$492,642	$460,035
First loss position, reported value	$63,675	$65,292	$52,595	$46,979	$42,760
Second loss position, reported value	130,415	121,491	104,928	90,878	79,969
Third loss position, reported value	179,072	165,696	166,607	146,902	127,103

Total reported value	$373,162	$352,479	$324,130	$284,759	$249,832

      Total interest income from our residential loan credit-enhancement securities increased to $13.7 million in the first quarter of 2003 from $11.3 million in the fourth quarter of 2002 and $6.7 million in the first quarter of 2002. An increase in our net investment in these securities plus an increase in realized yields accounted for this increase in interest income.

      The yield on our investment in residential loan credit-enhancement securities was 19.68% during the first quarter of 2003, an increase from the 16.65% yield earned in the fourth quarter of 2002 and 13.29% in the first quarter of 2002. Over the past several quarters, as a result of strong historical and anticipated performance (lower delinquencies, lower and delayed credit losses, and faster prepayments) better than previously projected, we have continued to increase our estimates of the present value of the cash flows we will receive from these securities. As a result, the yields we recognize under the effective yield method of accounting have increased for these securities over the past several quarters.

      The yield we estimate and recognize under the effective yield method for each of our assets is subject to change as we constantly review performance data and our assumptions about the future and adjust cash flows for specific assets accordingly. Under the effective yield method, credit losses lower than (or later than) anticipated by the credit loss assumptions (credit reserve) imbedded in our cash flow forecasts could result in increasing yields being recognized from our current portfolio. In addition, faster than anticipated prepayment rates also tend to increase realized yields. Credit losses higher than (or earlier than) anticipated by our designated credit reserve and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and/or require us to take market value adjustments through our income statement under EITF 99-20. Yield and EITF 99-20 adjustments are applied on an asset-specific basis. Thus, we may take EITF 99-20 charges even during a period when most of our assets perform better than anticipated and our overall portfolio is increasing. Our EITF 99-20 mark-to-market charges in the first quarter of 2003 were negative $0.6 million.

Table 13

Residential Loan Credit-Enhancement Securities — Interest Income and Yields
(all dollars in thousands)

		Average	Average			Net
	Average	Designated	Net			Discount	Total
	Principal	Credit	Discount	Average	Coupon	Amortization	Interest
	Value	Reserve	Balance	Basis	Income	Income	Income	Yield

Q1: 2002	$389,798	$(164,995)	$(23,263)	$201,540	$6,329	$366	$6,695	13.29%
Q2: 2002	467,108	(198,564)	(30,262)	238,282	7,239	1,767	9,006	15.12%
Q3: 2002	510,712	(211,094)	(41,774)	257,844	7,721	2,722	10,443	16.20%
Q4: 2002	546,239	(222,377)	(52,846)	271,016	8,008	3,275	11,283	16.65%
Q1: 2003	573,266	(229,476)	(65,451)	278,339	8,148	5,545	13,693	19.68%

2001	$236,947	$(74,763)	$(24,907)	$137,277	$16,402	$281	$16,683	12.15%
2002	478,981	(199,447)	(37,130)	242,404	29,297	8,130	37,427	15.44%

      Credit losses for the residential loans that we credit enhanced through our ownership of residential loan credit-enhancement securities totaled $0.7 million in the first quarter of 2003. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $61 billion of underlying loans we credit enhanced at March 31, 2003. Some of our credit-enhancement securities benefit from first or second loss interest held by others (external credit-enhancement). Of the $1.1 million total credit losses to the underlying loans in the first quarter of 2003, $0.4 million was borne by external credit enhancement; the remainder, $0.7 million in credit losses, was borne by us .

      Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in our credit-enhancement loans increased slightly, but remained at low levels. They were 0.27% of current balances at March 31, 2003 and 0.25% at December 31, 2003. We expect delinquencies and losses for our existing residential loan credit-enhancement securities to increase from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans. However, in periods where we have significant increases in the size of our credit-enhanced loan amounts through the acquisition of credit-enhancement securities on performing loan pools (as occurred over the past several quarters), delinquencies as a percent of the underlying pool balances may decline due to the addition of performing loans to the denominator of this ratio.

Table 14

Residential Loan Credit-Enhancement Securities — Credit Results
(all dollars in thousands)

				Redwood’s			Total Credit
				Share of	Losses To		Losses as
	Underlying			Credit	External	Total	% of
	Mortgage	Delinquent	Delinquent	(Losses)	Credit	Credit	Loans
	Loans	Loans	Loan %	Recoveries	Enhancement	Losses	(annualized)

Q1: 2002	$64,826,605	$129,849	0.20%	$166	$(618)	$(452)	0.01%
Q2: 2002	66,061,159	149,960	0.23%	74	(189)	(115)	0.01%
Q3: 2002	68,483,359	151,507	0.22%	(47)	(103)	(150)	0.01%
Q4: 2002	58,659,110	146,226	0.25%	(214)	(163)	(377)	0.01%
Q1: 2003	60,748,216	161,498	0.27%	(684)	(456)	(1,140)	0.01%

2001	$51,720,856	$124,812	0.24%	$(764)	$(2,352)	$(3,116)	0.01%
2002	58,659,110	146,226	0.25%	(21)	(1,073)	(1,094)	0.01%

      At March 31, 2003, we had $62 million of external credit enhancement protection reserves and $234 million of internal designated credit reserves for this portfolio. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others. Total reserves of $296 million represented 49 basis points (0.49%) of our credit-enhancement portfolio of $61 billion. Reserves, credit protection, and risks are specific to each credit-

enhancement interest. We establish the level of future estimated credit losses as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, portfolio management, and other analytical tools to assist us in our assessments. Since many of the loans in our portfolio are recently originated, and we have had a relatively strong economy over the past several years, we would not expect to have significant losses to date relative to what is anticipated over the lives of these loans.

Table 15

Residential Loan Credit-Enhancement Securities — Credit Protection
(at period end, all dollars in thousands)

	Mar. 2003	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002

Internal Designated Credit Reserves	$234,060	$224,891	$220,735	$206,343	$194,556
External Credit Enhancement	61,814	63,179	64,147	65,102	79,924

Total Credit Protection	$295,874	$288,070	$284,882	$271,445	$274,480
As % of Total Portfolio	0.49%	0.49%	0.42%	0.41%	0.42%

      Our credit-enhancement securities are rated by the credit rating agencies. For the 574 separate residential loan credit enhancement securities we owned at March 31, 2003, 66 have received an upgrade since our acquisition of the security (28 of these received upgrades of two or more levels) and two received downgrades (one of which was downgraded by more than one level).

      The following provides a summary of the characteristics of the underlying loans in the pools represented by interest we own in our credit-enhancement portfolio. This information is based on the most recent loan level detail available for each pool. At March 31, 2003, we credit enhanced 138,327 loans. Of the total loans of $61 billion, 34% were fixed-rate loans, 39% were hybrid loans (loans that are initially fixed and become adjustable 3 to 10 years after origination), and 27% were adjustable-rate loans. The average size of the loans that we credit-enhanced was $439,164. Loans we credit-enhanced with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $6.0 billion. These loans over $1 million were 3% of the total number of loans and 10% of the total balance of loans that we credit-enhanced at March 31, 2003.

      On average, our credit-enhancement portfolio loans had 24 months of seasoning at March 31, 2003. Generally, the credit risk for seasoned loans is reduced as property values appreciate and the loan balances amortize. The current LTV ratio for seasoned loans is often much reduced from the LTV ratio at origination.

      Loans with LTV’s at origination in excess of 80% made up 4% of loan balances. We benefit from mortgage insurance or additional pledged collateral on 99% of these loans, serving to substantially reduce their effective LTV ratios. The average effective LTV at origination for all the loans we credit enhance (including the effect of mortgage insurance, pledged collateral, and other credit enhancements) was 67%. Given housing appreciation and loan amortization, we believe the average current effective LTV for these loans at March 31, 2003 was lower than 67%.

      The characteristics of the loans that we credit enhanced continued to illustrate the high-quality nature of the loans. The average FICO credit score of borrowers on these residential mortgage loans (for those loans where a FICO score was obtained) was 729. Borrowers with FICO scores over 720 comprised 61% of this portfolio, those with scores between 680 and 720 comprised 25%, those with scores between 620 and 680 comprised 13%, and those with scores below 620 comprised 1%. In general, loans with lower FICO scores have strong compensating factors that may serve to mitigate the apparent higher level of risk generally associated with a borrower that has a lower FICO score.

Table 16

Residential Loan Credit-Enhancement Securities — Underlying Collateral Characteristics
(all dollars in thousands)

	Mar. 2003	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002

Underlying Residential Real Estate Loans	$60,748,216	$58,659,110	$68,483,359	$66,061,159	$64,826,605
Number of credit-enhanced loans	138,327	135,196	160,695	165,515	162,502
Average loan size	$439	$434	$426	$399	$398
Adjustable %	27%	20%	20%	19%	19%
Hybrid %	39%	37%	28%	20%	14%
Fixed %	34%	43%	52%	61%	67%
Northern California	26%	27%	27%	25%	25%
Southern California	24%	25%	24%	24%	25%
New York	5%	5%	4%	5%	5%
Florida	4%	3%	3%	3%	3%
Texas	3%	3%	3%	4%	4%
New Jersey	3%	3%	3%	3%	3%
Other states (none greater than 3%)	35%	34%	36%	36%	35%
Year 2003 origination	2%	0%	0%	0%	0%
Year 2002 origination	41%	28%	25%	11%	1%
Year 2001 origination	31%	40%	43%	49%	55%
Year 2000 origination	4%	5%	5%	6%	8%
Year 1999 origination	9%	11%	11%	16%	17%
Year 1998 or earlier origination	13%	16%	16%	18%	19%
% balance in loans> $1mm per loan	10%	8%	6%	5%	4%

      The geographic dispersion of our credit-enhancement portfolio generally mirrors that of the jumbo residential market as a whole, with approximately half of our credit-enhanced loans concentrated in California.

      For the loans that we credit enhanced where the home was located in Northern California (26% of the total portfolio), at March 31, 2003, the average loan balance was $481,591, the average FICO score was 733, and the average LTV at origination was 65%. On average, these Northern California loans had 21 months of seasoning, with 2% originated in year 2003, 48% in year 2002, 27% in year 2001, and 23% in years 2000 or earlier. At quarter end, loans with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $1.8 billion. They represented 4% of the total number of Northern California loans and 12% of the total balance of Northern California loans. Delinquencies in our Northern California residential loan credit-enhancement portfolio at March 31, 2003 were 0.19% of current loan balances.

      For the loans that we credit enhanced where the home was located in Southern California (24% of the total portfolio), at March 31, 2003, the average loan balance was $462,720, the average FICO score was 729, and the average LTV at origination was 67%. On average, these Southern California loans had 31 months of seasoning, with 2% originated in year 2003, 40% in year 2002, 24% in year 2001, and 34% in years 2000 or earlier. At quarter end, loans with principal balances in excess of $1 million had an average size of $1.3 million and a total loan balance of $1.7 billion. They represented 4% of the total number of Southern California loans and 12% of the total balance of Southern California loans. Delinquencies in our Southern California residential loan credit-enhancement portfolio at March 31, 2003 were 0.21% of current loan balances.

Combined Residential Loan Portfolios

      The tables below summarize our residential real estate loan portfolio and our residential loan credit-enhancement loan portfolio on a combined basis. The tables summarize the credit protection and credit performance on all the residential loans for which we are providing some form of credit enhancement.

Table 17

Residential Portfolios — Credit Protection
(all dollars in thousands)

					Total
		Redwood’s			Credit
	Total	Residential	External	Total	Protection
	Residential	Credit	Credit	Credit	As % of
	Loans	Reserve	Enhancement	Protection	Loans

Q1: 2002	$66,620,865	$200,037	$79,924	$279,961	0.42%
Q2: 2002	68,864,715	212,296	65,102	277,398	0.40%
Q3: 2002	73,245,252	227,346	64,147	291,493	0.40%
Q4: 2002	64,874,289	233,162	63,179	296,341	0.46%
Q1: 2003	68,069,255	244,056	61,814	305,870	0.45%

2001	$53,195,718	$145,610	$90,224	$235,834	0.44%
2002	64,874,289	233,162	63,179	296,341	0.46%

Table 18

Residential Portfolios — Credit Performance
(all dollars in thousands)

		Delinquencies	Redwood’s
		As % of	Share of	Losses To		Total Credit
		Total	Net Credit	External	Total	Losses as %
		Residential	(Losses)	Credit	Credit	of Loans
	Delinquencies	Loans	Recoveries	Enhancement	Losses	(annualized)

Q1: 2002	$134,775	0.20%	$166	$(618)	$(452)	0.01%
Q2: 2002	153,217	0.22%	74	(189)	(115)	0.01%
Q3: 2002	152,894	0.21%	(283)	(103)	(386)	0.01%
Q4: 2002	150,353	0.23%	(214)	(163)	(377)	0.01%
Q1: 2003	162,657	0.24%	(715)	(456)	(1,171)	0.01%

2001	$129,881	0.24%	$(1,146)	$(2,352)	$(3,498)	0.01%
2002	150,353	0.23%	(257)	(1,073)	(1,330)	0.01%

Commercial Real Estate Loans

      Our commercial real estate loan portfolio increased from $29 million at December 31, 2002 to $31 million at March 31, 2003. We structured and acquired three commercial loan participations totaling $2 million during the first quarter of 2003. We plan to continue to invest in more commercial loans and commercial loan participations in the future.

Table 19

Commercial Real Estate Loans — Activity
(all dollars in thousands)

	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002

Start of Period Balances	$29,270	$50,664	$49,798	$49,380	$51,084
Acquisitions	2,011	0	919	470	140
Sales	0	0	0	0	0
Principal Payments	(68)	(21,068)	(54)	(53)	(1,873)
Amortization Income	0	24	0	0	28
Mark-To-Market (Balance Sheet)	0	0	0	0	0
Mark-To-Market (Income Statement)	1	(350)	1	1	1

End of Period Balances	$31,214	$29,270	$50,664	$49,798	$49,380

      All our adjustable-rate commercial real estate loans have interest rate floors. Our yield during the first quarter of 2003 was higher than the yield during the previous quarter due to the payoff of two lower-yielding loans during the fourth quarter 2002, and investments in higher-yielding participations during the first quarter of 2003.

Table 20

Commercial Real Estate Loans — Interest Income and Yields
(all dollars in thousands)

		Average
	Average	Net		Discount	Credit	Total
	Principal	Discount	Coupon	Amortization	Provision	Interest
	Value	Balance	Income	Income	Expense	Income	Yield

Q1: 2002	$50,872	$(702)	$1,247	$27	$0	$1,274	10.15%
Q2: 2002	50,036	(667)	1,233	0	0	1,233	9.99%
Q3: 2002	50,754	(652)	1,280	0	0	1,280	10.22%
Q4: 2002	48,590	(655)	1,189	24	0	1,213	10.12%
Q1: 2003	31,886	(998)	816	0	0	816	10.57%

2001	$68,715	$(851)	$7,256	$224	$0	$7,480	11.02%
2002	50,059	(669)	4,949	51	0	5,000	10.12%

      We have been investing in commercial real estate loans since 1998. We had our first commercial real estate loan default in the fourth quarter of 2002. We estimated that the net realizable value of the property underlying this $1 million loan was approximately $650,000. We wrote down the loan and recognized a $350,000 loss through our income statement in the fourth quarter of 2002. We anticipate liquidating this asset during 2003. In addition to this loan, a slowing economy — as well as factors particular to each of our other loans  — could cause credit concerns and issues on other loans in our portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held for investment or reduce the reported value for commercial loans held for sale. Other factors may also affect the market value of these loans.

Table 21

Commercial Real Estate Loans — Characteristics
(at period end, all dollars in thousands)

	Mar. 2003	Dec. 2002	Sep. 2002	Jun. 2002	Mar. 2002

Commercial Mortgage Loans	$31,214	$29,270	$50,664	$49,978	$49,380
Number of Loans	10	7	9	8	7
Average Loan Size	$3,121	$4,181	$5,629	$6,247	$7,054
Serious Delinquency	$650	$650	$0	$0	$0
Realized Credit losses	$0	$0	$0	$0	$0
California %	40%	36%	62%	61%	61%

      Our goal is to secure long-term non-recourse debt for our commercial mortgage loans. At March 31, 2003, one of our commercial loans, totaling $9.7 million of principal, was financed through long-term debt in the form of a commercial loan participation. In the first quarter of 2003, we acquired subordinated participations in three commercial mortgage loans originated by others. Our loan participations and our remaining commercial mortgage loans are currently financed with equity.

Securities Portfolio

      Our securities portfolio consists of all the securities that we own with the exception of residential loan credit-enhancement securities (discussed above) and cash-equivalent securities. We account for our securities portfolio assets as available for sale and thus report them on our balance sheet at their estimated fair value. Current period unrealized gains are reported as market valuation adjustments on the balance sheet.

      For several years, we have been shifting the asset mix of our securities portfolio. We have increased our investment in residential and commercial real estate loan securities (primarily rated AA, A, and BBB) that can be funded efficiently through the issuance of securitized long-term non-recourse debt and we have sold our Fannie Mae, Freddie Mac, and other AAA-rated securities that require the use of short-term recourse funding (“repo”). Repo debt is subject to various liquidity risks, including rollover risk and collateral margin calls. We sold the last of our securities that require repo funding during the fourth quarter of 2002, thus completing this shift in asset mix and significantly strengthening our balance sheet. We continue to invest in diverse real estate loan securities that are suitable for long-term funding.

      At March 31, 2003, our securities portfolio consisted of $366 million of real estate loan securities, including prime residential, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, and real estate Collateralized Debt Obligation (CDO) securities. As investors in these generally investment-grade securities, we are exposed to the credit risk of the underlying mortgage loans but we also benefit from a significant degree of credit-enhancement that the rating agencies require in order to give these securities an investment-grade rating. We also own equity in real estate-oriented CDOs. We have also recently made initial investments in below-investment grade commercial real estate credit-enhancement securities and in investment-grade corporate debt issued by REITs that own commercial real estate properties.

      A portion of our securities portfolio was financed through long-term debt through two resecuritizations completed in 2002. One of these was our first issuance of CDO debt through our Acacia CDO program. We are planning additional similar long-term debt issuances in the future (we issued $284 million of additional CDO debt in our Acacia 2 securitization transaction in May 2003). Long-term debt associated with our securities portfolio totaled $336 million at March 31, 2003; a slight decrease from the long-term debt of $344 million at December 31, 2002. Short-term debt associated with our securities portfolio increased from $0 at December 31, 2002 to $40 million at March 31, 2003. The increase in short-term debt during the first quarter of 2003 was the result of funding some securities on a short-term basis as we accumulated these securities in anticipation of a long-term debt securitization. We plan to continue to use short-term debt to finance the accumulation of securities prior to long-term debt securitizations.

      All assets in our securities portfolio are reported on our balance sheet at their estimated fair value. Changes in the market value in the securities we currently own are generally reported in the balance sheet in Accumulated Other Compensation Income. Nearly all of our existing securities fall under the provisions of EITF 99-20 and adverse changes in cash flows may result in market valuation adjustments to be taken through our income statement. The market value of some securities may fall below our reported value, as a result of changes in interest rates or market spreads. In these instances, negative changes in market value continue to be reported in our balance sheet. Conversely, positive changes in projected cash flows may increase the market value of the assets and this increase in value will be reflected in our balance sheet; additionally, positive valuation trends may result in our recognizing a higher yield on the asset over its remaining life.

Table 22

Securities Portfolio — Activity
(all dollars in thousands)

	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002

Start of Period Balances	$335,697	$491,756	$512,490	$609,432	$683,482
Acquisitions	42,955	196,279	6,811	23,026	76,701
Sales	0	(315,308)	0	(56,802)	(89,395)
Principal Payments	(11,329)	(31,009)	(31,830)	(65,617)	(60,040)
Amortization Income (Expense)	3	(24)	(1,052)	(1,249)	(1,701)
Mark-To-Market (Balance Sheet)	(944)	(7,128)	970	3,017	(444)
Mark-To-Market (Income Statement)	(75)	1,131	4,367	683	829

End of Period Balances	$366,307	$335,697	$491,756	$512,490	$609,432

      Total interest income from our securities portfolio was $4.2 million in the first quarter of 2003, an increase from $3.9 million in the fourth quarter of 2002, and a decrease from the $8.5 million in the first quarter of 2002. These changes were the result of changes in average balances and lower yields.

      Yields for our securities portfolio decreased during the first quarter as compared to the fourth quarter 2002 as the coupon rates on our variable rate securities continued to reset downwards, reflecting a lagged response to the decline in short-term interest rates. The yield during the first quarter of 2003 was 4.66%, a decrease from the 4.93% in the fourth quarter of 2002, and 5.03% in the first quarter of 2002.

Table 23

Securities Portfolio — Interest Income and Yields
(all dollars in thousands)

		Average		Net
	Average	Net		Premium	Total
	Principal	Premium	Interest	Amortization	Interest
	Value	Balance	Income	Expense	Income	Yield

Q1: 2002	$666,570	$10,122	$10,215	$(1,701)	$8,514	5.03%
Q2: 2002	520,844	8,999	7,471	(1,249)	6,222	4.70%
Q3: 2002	486,095	7,902	6,770	(1,051)	5,719	4.63%
Q4: 2002	316,385	3,769	3,973	(24)	3,949	4.93%
Q1: 2003	359,075	1,009	4,189	3	4,192	4.66%

2001	$758,844	$12,092	$57,626	$(3,369)	$54,257	7.04%
2002	496,483	7,918	28,429	(4,025)	24,404	4.84%

      The table below presents our securities portfolio at March 31, 2003 by asset type and current credit rating.

Table 24

Securities Portfolio — Characteristics at March 31, 2003
(all dollars in thousands)

	Rating:

Securities	Total	AAA	AA	A	BBB	BB	B	Unrated

Commercial Real Estate	$45,282	$4,549	$0	$12,196	$24,678	$0	$3,859	$0
Residential Prime	106,527	41,932	40,282	14,462	9,851	0	0	0
Residential Subprime	101,282	0	19,159	47,147	34,976	0	0	0
Residential Second Lien	35,122	1,570	16,094	13,333	4,125	0	0	0
Manufactured Housing	13,927	2,942	5,125	5,860	0	0	0	0
Corporate REIT Debt	31,583	0	0	7,164	24,419	0	0	0
Real Estate CDOs	32,584	0	4,865	10,403	13,854	0	0	3,462

Total Securities Portfolio	$366,307	$50,993	$85,525	$110,565	$111,903	$0	$3,859	$3,462

Interest Expense

      Our reported cost of borrowed funds continued to fall as the interest rates on our borrowings adjusted to the decrease in short term interest rates with a lag. Our total reported cost of funds was 2.10% during the first quarter of 2003, a decrease from 2.35% in the fourth quarter of 2002 and 2.82% in the first quarter of 2002. Our greater utilization of more costly long-term debt was more than offset by a decrease in the short-term interest rate indices that determine the cost of our adjustable-rate debt.

      Our average reported debt levels continued to rise as we acquired residential loans, issued non-recourse long-term debt to fund these acquisitions, and accounted for these securitizations as financings. Our average reported borrowings were $7.0 billion during the first quarter of 2003, an increase from $5.7 billion in the fourth quarter of 2002 and $2.2 billion in the first quarter of 2002.

      Total reported interest expense was $36.9 million in the first quarter of 2003, as compared to $33.3 million in the fourth quarter of 2002 and $15.6 million in the first quarter of 2002.

Table 25

Interest Expense
(all dollars in thousands)

		Long	Long		Short	Short
		Term	Term		Term	Term		Total
		Debt	Debt	Average	Debt	Debt	Total	Cost
	Average Long	Interest	Cost of	Short Term	Interest	Cost of	Interest	Of
	Term Debt	Expense	Funds	Debt	Expense	Funds	Expense	Funds

Q1: 2002	$1,280,503	$10,661	3.33%	$931,424	$4,941	2.12%	$15,602	2.82%
Q2: 2002	1,806,884	12,894	2.85%	945,331	5,595	2.37%	18,489	2.69%
Q3: 2002	2,893,682	18,893	2.61%	888,035	5,398	2.43%	24,291	2.57%
Q4: 2002	5,018,353	28,945	2.31%	661,885	4,378	2.65%	33,323	2.35%
Q1: 2003	6,637,053	34,993	2.11%	399,130	1,940	1.94%	36,933	2.10%

2001	$1,054,135	$57,668	5.47%	$891,251	$40,401	4.53%	$98,069	5.04%
2002	2,760,490	71,393	2.58%	856,016	20,312	2.37%	91,705	2.54%

      On a recourse basis (assuming we had structured our non-recourse securitizations to obtain sales accounting treatment rather than financing accounting treatment) our cost of borrowed funds fell to 1.94% in the first quarter of 2003 from 2.65% in the fourth quarter in 2002 and 2.12% in the first quarter of 2002. In the first quarter of 2003, however, our cost of recourse debt decreased as our mix of securities and loans we funded with short-term debt was more heavily weighted towards assets that were less expensive to borrow against and as short-term interest rates continued to fall. Our recourse debt balances have declined from $0.9 billion during the first quarter of 2002 to $0.7 billion during the fourth quarter of 2002 to $0.4 billion during the first quarter of 2003 as we reduced short-term debt balances by securitizing some assets and selling others. As a result of lower interest rates and lower recourse debt balances, our interest expense on a recourse basis declined from $4.9 million in the first quarter of 2002 to $4.4 million in the fourth quarter of 2002 and $1.9 million in the first quarter of 2003.

      We continue to issue long-term debt to finance our residential loans, commercial loans, and securities. The tables below lists our long-term debt issuance through March 31, 2003. The principal balance of each of these long-term debt issuances pays down as a function of the principal payouts received on the underlying real estate loans or securities.

Table 26

Long-Term Debt Characteristics
Residential Mortgage Loans — Sequoia
(all dollars in thousands)

							Principal	Interest
			Original			Estimated	Outstanding	Rate At
Sequoia	Debt	Issue	Issue		Stated	Callable	At Mar. 31,	Mar. 31,
Long Term Debt Issue	Rating	Date	Amount	Index	Maturity	Date	2003	2003

Sequoia 1 A1	AAA	7/29/97	$334,347	1m LIBOR	2/15/28	Called	$0	NM
Sequoia 1 A2	AAA	7/29/97	200,000	Fed Funds	2/15/28	Called	0	NM
Sequoia 2 A1	AAA	11/6/97	592,560	1y Treasury	3/30/29	2004	182,689	2.97%
Sequoia 2 A2	AAA	11/6/97	156,600	1m LIBOR	3/30/29	2004	48,281	1.65%
Sequoia 3 A1	AAA	6/26/98	225,459	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A2	AAA	6/26/98	95,000	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A3	AAA	6/26/98	164,200	Fixed to 12/02	5/31/28	Retired	0	NM
Sequoia 3 A4	AAA	6/26/98	121,923	1m LIBOR	5/31/28	Called	0	NM
Sequoia 3 M1	AA/AAA	6/26/98	16,127	1m LIBOR	5/31/28	Called	0	NM
Sequoia 3 M2	A/AA	6/26/98	7,741	1m LIBOR	5/31/28	Called	0	NM
Sequoia 3 M3	BBB/A	6/26/98	4,838	1m LIBOR	5/31/28	Called	0	NM
Sequoia 1A A1	AAA	5/4/99	157,266	1m LIBOR	2/15/28	Called	0	NM
Sequoia 4 A	AAA	3/21/00	377,119	1m LIBOR	8/31/24	2006	197,422	1.66%
Sequoia 5 A	AAA	10/29/01	496,667	1m LIBOR	10/29/26	2008	424,278	1.63%
Sequoia 5 B1	AA	10/29/01	5,918	1m LIBOR	10/29/26	2008	5,918	2.08%
Sequoia 5 B2	A	10/29/01	5,146	1m LIBOR	10/29/26	2008	5,146	2.08%
Sequoia 5 B3	BBB	10/29/01	2,316	1m LIBOR	10/29/26	2008	2,316	2.08%
Sequoia 6A	AAA	4/26/02	496,378	1m LIBOR	4/26/27	2008	449,610	1.60%
Sequoia 6B1	AA	4/26/02	5,915	1m LIBOR	4/26/27	2008	5,915	1.98%
Sequoia 7A	AAA	5/29/02	554,686	1m LIBOR	5/29/32	2008	505,768	1.62%
Sequoia 7B1	AA	5/29/02	8,080	1m LIBOR	5/29/32	2008	8,080	2.03%
Sequoia 8 1A-1	AAA	7/30/02	50,000	1m LIBOR	8/20/32	2008	14,040	1.41%
Sequoia 8 1A-2	AAA	7/30/02	61,468	Fixed to 12/04	8/20/32	2008	61,468	3.46%
Sequoia 8 2A	AAA	7/30/02	463,097	1m LIBOR	8/20/32	2008	434,819	1.58%
Sequoia 8 3A	AAA	7/30/02	49,973	6m LIBOR	8/20/32	2008	46,434	3.32%
Sequoia 8 B1	AA	7/30/02	9,069	1m LIBOR	8/20/32	2008	9,069	1.96%
Sequoia 9 1A	AAA	8/28/02	381,689	1m LIBOR	9/20/32	2010	369,490	1.63%
Sequoia 9 2A	AAA	8/28/02	168,875	1m LIBOR	9/20/32	2010	151,945	3.00%
Sequoia 9 B1	AA	8/28/02	7,702	1m LIBOR	9/20/32	2010	7,702	2.03%
Sequoia 10 1A	AAA	9/26/02	822,375	1m LIBOR	10/20/27	2010	797,232	1.68%
Sequoia 10 2A-1	AAA	9/26/02	190,000	1m LIBOR	10/20/27	2010	185,348	1.66%
Sequoia 10 2A-2	AAA	9/26/02	3,500	1m LIBOR	10/20/27	2010	3,500	1.96%
Sequoia 10 B1	AA	9/26/02	12,600	1m LIBOR	10/20/27	2010	12,600	2.08%
Sequoia 10 B2	A	9/26/02	8,400	1m LIBOR	10/20/27	2010	8,400	2.08%
Sequoia 10 B3	BBB	9/26/02	4,725	1m LIBOR	10/20/27	2010	4,725	2.68%
Sequoia 11 A	AAA	10/30/02	695,210	1m LIBOR	12/21/32	2011	675,601	1.73%
Sequoia 11 B1	AA	10/30/02	9,726	1m LIBOR	12/21/32	2011	9,726	2.25%
Sequoia 12 A	AAA	12/19/02	1,080,076	1m LIBOR	1/21/33	2011	1,064,445	1.73%
Sequoia 12 B1	AA	12/19/02	16,815	1m LIBOR	1/21/33	2011	16,815	2.13%
Sequoia 2003-1 1A	AAA	2/27/03	798,206	1m LIBOR	4/20/33	2009	796,110	1.66%
Sequoia 2003-1 2A	AAA	2/27/03	190,000	6m LIBOR	4/20/33	2009	189,318	1.74%
Sequoia 2003-1 B1	AA	2/27/03	15,905	1m LIBOR	4/20/33	2009	15,905	2.16%
Sequoia 2003-1 B2	A	2/27/03	8,210	Pass Through	4/20/33	2009	8,210	2.86%

Total Sequoia Issuance			$9,075,907				$6,718,325	1.77%

Table 27

Long-Term Debt Characteristics
Commercial Real Estate Loans
(all dollars in thousands)

							Principal	Interest
			Original			Estimated	Outstanding	Rate At
Commercial	Debt	Issue	Issue		Stated	Callable	At Mar. 31,	Mar. 31,
Long Term Debt Issue	Rating	Date	Amount	Index	Maturity	Date	2003	2003

Commercial 1	NR	3/30/01	$9,010	1m LIBOR	11/1/02	Paid Off	$0	NM
Commercial 2	NR	3/30/01	8,320	1m LIBOR	10/1/03	Paid Off	0	NM
Commercial 3	NR	3/1/02	8,318	1m LIBOR	7/1/03	NC	8,267	8.63%

Total Commercial Issuance			$25,648				$8,267	8.63%

Table 28

Long-Term Debt Characteristics
Collateralized Debt Obligations and Other Resecuritizations — Acacia and SMFC
(all dollars in thousands)

							Principal	Interest
			Original			Estimated	Outstanding	Rate At
Resecuritizations	Debt	Issue	Issue		Stated	Callable	At Mar. 31,	Mar. 31,
Long Term Debt Issue	Rating	Date	Amount	Index	Maturity	Date	2003	2003

SMFC 2002A A1	AAA	4/30/02	$64,761	1m LIBOR	4/30/30	2008	$42,151	1.91%
SMFC 2002A A2	AAA	4/30/02	15,861	1m LIBOR	8/30/29	2008	12,736	2.06%
Acacia CDO 1 A	AAA	12/10/02	224,250	3m LIBOR	12/4/18	2010	224,247	2.00%
Acacia CDO 1 B	AA	12/10/02	45,000	3m LIBOR	12/4/37	2010	45,000	2.72%
Acacia CDO 1 C	BBB	12/10/02	15,750	3m LIBOR	12/4/37	2010	15,750	4.12%
SMFC 2002B I A1	AA	12/19/02	16,855	Fixed	8/28/31	2006	16,693	5.43%
SMFC 2002B I A2	A	12/19/02	18,274	Fixed	8/28/31	2006	18,099	5.68%
SMFC 2002B I A3	BBB	12/19/02	17,221	Fixed	8/28/31	2006	17,054	6.38%
SMFC 2002B I A4	BB	12/19/02	25,133	Fixed	8/28/31	2006	24,890	6.75%
SMFC 2002B II A1	AA	12/19/02	15,517	Fixed	12/29/39	2006	12,126	4.82%
SMFC 2002B II A2	A	12/19/02	18,345	Fixed	12/29/39	2006	14,336	4.92%
SMFC 2002B II A3	BBB	12/19/02	14,989	Fixed	12/29/39	2006	11,714	5.35%
SMFC 2002B II A4	BB	12/19/02	8,347	Fixed	12/29/39	2006	6,523	6.00%

Total Resecuritizations			$500,303				$461,319	3.13%

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

      Beginning in the fourth quarter of 2002, due to asset growth, changes in our balance sheet, and other factors, we expanded our use of interest rate agreements. We use these interest rate agreements in an effort to reduce earnings volatility that arises from our future and existing variable rate liabilities. We are able to obtain cash flow hedge accounting treatment for many of our interest rate agreements under FAS 133. Under this accounting treatment, the interest rate agreements are reported at fair market value through the balance sheet, with any ineffective portion of the hedges reflected in our income statement, either through interest expense or through our unrealized or realized mark-to-market valuation adjustments. We recognized a minimal amount of ineffectiveness in these hedges during the first quarter of 2003. As of March 31, 2003, the balance of Other

Comprehensive Income related to net unrealized and realized market value losses on our Interest Rate Agreements was $4.2 million, of which $0.5 million related to expired Eurodollar futures contracts. The $0.5 million related to these futures contracts will be reclassified to interest expense on long-term debt on the Consolidated Statements of Operations during the second quarter of 2003, as that was the hedged period.

Operating Expenses

      Operating expense as a percentage of equity and operating expense as a percentage of net interest income are, in our opinion, good measures of operating cost efficiency for our company. Although these measures vary from year to year and quarter to quarter, the general trend has been towards greater productivity, especially from a fixed cost perspective. However, since a large portion of our operating expenses include variable compensation accruals tied to earnings and dividends, our improved performance over the past few years (especially the increase in our taxable REIT income which has caused increases in associated accruals for future DER payments) has increased our variable compensation expenses. Operating expense as a percentage of average total equity increased over the last few quarters, from 4.2% in the first quarter of 2002 to 5.3% in the fourth quarter of 2002 and in the first quarter of 2003. Operating expense as a percentage of average core equity increased over the last few quarters, from 4.3% in the first quarter of 2002 to 6.0% in the fourth quarter of 2002 and 6.2% in the first quarter of 2003. Operating expenses as a percentage of net interest income increased over the last year from 23% in the first quarter of 2002 to 29% in the fourth quarter of 2002 and 27% in the first quarter of 2003. If we continue to increase the scale of our business, we generally expect to benefit from fixed-cost operating leverage — we expect growth in our fixed operating expenses to be restrained relative to growth in equity and net interest income. Variable operating expenses will track trends in our financial operating performance.

Table 29

Operating Expenses
(all dollars in thousands)

							Fixed
							Efficiency
						Efficiency	Ratio:
			Variable	Operating	Operating	Ratio:	Fixed
			(Performance	Expenses/	Expenses/	Operating	Operating
	Total	Fixed	Based)	Average	Average	Expenses/	Expenses/
	Operating	Operating	Operating	Total	Core	Net Interest	Net Interest
	Expenses	Expenses	Expenses	Equity	Equity	Income	Income

Q1: 2002	$3,546	$1,758	$1,788	4.2%	4.3%	23%	12%
Q2: 2002	4,536	2,081	2,455	4.7%	4.9%	26%	12%
Q3: 2002	4,290	2,101	2,189	4.0%	4.5%	24%	12%
Q4: 2002	6,009	2,230	3,779	5.3%	6.0%	29%	11%
Q1: 2003	6,472	2,663	3,809	5.3%	6.2%	27%	11%
2001	$11,836	$6,282	$5,554	4.7%	4.8%	25%	14%
2002	18,381	8,170	10,211	4.6%	4.9%	26%	11%

Stock Options Expenses

      We currently recognize the cost of stock options issuance in our GAAP financial statements in two ways. First, in accordance with GAAP, we recognize in our per-share calculations the potential dilutive effect of all of our outstanding options that are in the money (those that have an option strike price less than the current Redwood share price). Our GAAP earnings per share, which is calculated on a diluted share basis, was $0.88 in the first quarter of 2003. Without this calculation of potential dilution, reported GAAP earnings (per basic share) was $0.91 per share. For the first quarter of 2003, the difference between our average shares outstanding and average diluted shares outstanding (incorporating the potential dilutive effect of options) was 570,646 shares, or 3.5% of our average shares outstanding.

      Second, we include in GAAP income stock options expenses associated with a portion of our stock options that require variable accounting treatment under GAAP. This GAAP expense represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not a cash expense. In periods of stock price appreciation we will incur an expense. In the first quarter of 2003 we recognized an expense of $0.9 million, or $0.06 per diluted share for this period. During periods of stock price decline, this accounting treatment may increase our reported income for the quarter. This expense (or income) is included in Variable Stock Option Expense on our Consolidated Statements of Operations. Since this expense is based on the market price of our common stock per share, we exclude it from our core earnings calculations.

      We have not adopted the fair value method under FAS 123 as a method of accounting for stock options expenses and related items. However, consistent with the disclosure requirements of FAS 123 and FAS 148, we calculate the effect to earnings that this accounting treatment would provide and disclose such information elsewhere in our Notes to Consolidated Financial Statements. As shown therein, the effect to year 2002 and the first quarter of 2003 earnings of adoption of this method of expensing stock options for accounting purposes would have reduced our reported earnings by less than 2%.

Net Unrealized And Realized Market Value Gains and Losses

      Changes in the market value of certain of our real estate assets and interest rate agreements affect our net income each year. For the first quarter of 2003, positive income statement mark-to-market adjustments totaled a $0.9 million ($0.05 per diluted share) as compared to $1.5 million ($0.09 per diluted share) in the fourth quarter of 2002 and $0.9 million ($0.06 per diluted share) in the first quarter of 2002. We also mark-to-market certain assets through our balance sheet; these adjustments affect our reported book value but not our net income. Net balance sheet adjustments were negative $1.1 million in the first quarter of 2003 ($0.06 per diluted share), a positive $15.0 million in the fourth quarter of 2002 ($0.91 per diluted share), and a positive $8.3 million in the first quarter of 2002 ($0.59 per diluted share).

Preferred Stock

      Our expense for preferred stock dividends was $0.7 million per quarter over the last several years, reflecting a dividend of $0.755 per share on 902,068 shares outstanding. In April 2003, we announced the conversion of this preferred stock into common stock. On May 2, 2003, each of the 902,068 outstanding shares of preferred stock was converted into one share of common stock.

Shareholder Wealth

      In the 8.5 years since the commencement of Redwood’s operations, cumulative shareholder wealth has grown at a compound rate of 20% per year. We define shareholder wealth as growth in tangible book value per share, plus dividends paid, plus reinvestment of dividends. In calculating shareholder wealth, we assume that dividends were reinvested through the purchase of additional shares at the prevailing book value per share. With this assumption, the shareholder wealth we created can be compared to book value per share growth at a non-REIT company that has retained its earnings and compounded book value within the company. This is a measure of management value-added, not a measure of actual shareholder returns.

      Book value per share was $11.67 in September 1994 when we commenced operations. We increased reported book value to $27.64 per share at March 31, 2003 through the retention of cash by keeping dividends lower than cash flow, net positive changes in market values of assets, issuance of stock at prices above book value, and repurchases of stock at prices below book value. Since we mark-to-market many of our assets through our balance sheet, reported book value is a good approximation of tangible value in the company. Cumulative dividends paid during this period were $13.405 per share, and reinvestment earnings on those dividends were $13.21 per share. Thus, cumulatively, shareholder wealth has increased from $11.67 per share to $54.25 per share during this 8.5-year period. A company that earned a 20% after-tax return on equity and retained all its earnings would have shown a similar amount of shareholder wealth growth during this period.

Table 30

Shareholder Wealth
(dollars per share)

	Book	Dividends		Cumulative
	Value	Declared		Reinvestment	Cumulative
	Per	During	Cumulative	Earnings on	Shareholder
	Share	Period	Dividends	Dividends	Wealth

Sep. 1994	$11.67	$0.000	$0.000	$0.00	$11.67
Dec. 1994	10.82	0.250	0.250	0.00	11.07
Dec. 1995	12.38	0.960	1.210	0.09	13.68
Dec. 1996	16.50	1.670	2.880	1.07	20.45
Dec. 1997	21.55	2.150	5.030	3.07	29.65
Dec. 1998	20.27	0.280	5.310	2.67	28.25
Dec. 1999	20.88	0.400	5.710	3.07	29.66
Dec. 2000	21.47	1.610	7.320	4.11	32.90
Dec. 2001	22.21	2.550	9.870	6.03	38.11
Dec. 2002	27.43	2.885	12.755	12.43	52.62
Mar. 2003	27.64	0.650	13.405	13.21	54.25

Taxable Income and Dividends

      Prior to 2002, we distributed over time as preferred and common stock dividends 100% of our taxable REIT income. However, to maintain our REIT status we need only distribute 90% of our taxable REIT income. In the future (including in 2003), we may elect to retain (and pay corporate income taxes on) up to 10% of our taxable REIT income while continuing to maintain our REIT status.

      Through 2001, we have declared by the end of each calendar year dividend distributions equal to all undistributed taxable REIT income from the prior year plus at least 85% of the taxable REIT income we have earned in that calendar year. In 2003 (as occurred in 2002), we anticipate that our dividend declarations during the year will be less than the amount that would result in an 85% distribution of year 2002 taxable REIT income. Thus, we provided for an excise tax expense during the first quarter of 2003 of $0.9 million, or $0.05 per share. This expense is an estimate of our tax liability and may be revised throughout the course of the year. Retained earnings are available to support future investments in real estate assets and to support future dividend payments.

      Our taxable REIT income usually differs materially from our core earnings and reported GAAP income as GAAP and tax income calculation methods differ. Also, we conduct a portion of our real estate loan investment business in taxable subsidiaries; taxable income earned in these subsidiaries is part of GAAP and core earnings but is not part of our taxable REIT income and is not subject to minimum dividend distribution requirements. We may elect to transfer a larger portion of our business to our taxable subsidiaries, which would likely have the effect of raising our tax liabilities (after any net tax operating losses in these subsidiaries were utilized) and reducing our minimum dividend distribution requirements, but increasing retained earnings over time. Our goal in taking any such actions to retain income would be to increase the sustainability of our current regular dividend. To the extent we retain earnings, special dividend payments in the future may be reduced.

      Our Board of Directors sets our common stock dividend policy and distributions. Generally, distributions depend on our taxable REIT income, GAAP earnings, core income, cash flows, overall financial condition, maintenance of REIT status, and such other factors as the Board of Directors deems relevant. The Board of Directors may reduce our regular dividend rate when it believes it may be in the long-term interest of Redwood Trust and its shareholders to do so. No dividends will be paid or set apart for payment on shares of our common stock unless full cumulative dividends have been paid on our Class B 9.74% Cumulative Convertible Preferred Stock. As of March 31, 2003, full cumulative dividends have been paid on this Preferred

Stock. On April 1, 2003, we announced the redemption of this preferred by converting all the shares into common shares. Thus, starting with the second quarter of 2003, we will no longer have any preferred dividend expense, but we will have additional outstanding common shares.

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

      Distributions to our shareholders will generally be subject to tax as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. We furnish annually to each shareholder a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. For a discussion of the Federal income tax treatment of our distributions, see “Federal Income Tax Considerations — Taxation of Holders of Redwood Trust’s Common Stock” elsewhere in this Form 10-K.

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

      Our estimated taxable REIT income per common share was $27.0 million, or $1.59 per common share during the first quarter of 2003.

Table 31

Differences Between GAAP Income and Estimated REIT Taxable Income
(all dollars in thousands, except per share)

	Q1: 2003	2002	2001

GAAP Income	$14,932	$53,893	$30,163
(Earnings)/losses from taxable subsidiaries	(1,050)	(628)	(1,024)
Amortization and credit expenses	9,583	22,399	(4,543)
Operating expenses	3,818	5,232	4,150
Provision for excise tax	862	959	0
Mark-to-market adjustments	(1,175)	(4,942)	666

Taxable REIT income for common shareholders	26,970	76,913	29,412

      We will distribute in the first three quarters of 2003 the $35 million of taxable REIT income that we earned but did not distribute in 2002. Once we distribute the $35 million, we will begin distributing our taxable REIT income from 2003. The timing of the distributions of this income is dependent on the Board of Director’s decisions regarding the amount and timing of dividend declarations and the number of common and preferred shares outstanding at the various record dates. We intend to maintain our REIT status and meet all the distribution requirements necessary to do so. We currently intend to retain a portion of our taxable REIT income (up to 10%) and pay corporate income taxes on this retained income. Thus, we provided for an income tax expense during the first quarter of 2003 of $1.2 million, or $0.07 per share. This expense is an estimate of our tax liability and may be revised throughout the course of the year. Retained earnings are available to support future investments in real estate assets and to support future dividend payments. This will increase our permanent equity base and should, we believe, help to support continued dividend stability.

Financial Condition, Liquidity, and Capital Resources

Short-Term Borrowings and Liquidity

      Our $476 million of short-term borrowings at March 31, 2003 had maturities of less than one year and had interest rates that changed monthly to a margin over the one month LIBOR interest rate.

      Some of our short-term borrowing facilities are committed but most are uncommitted. These committed facilities are generally for a term of up to one year, although certain assets maybe funded for periods of up to three years. These committed facilities have restrictions on pledged asset types and debt covenant tests; we continue to meet these requirements.

      At March 31, 2003, we had over a dozen uncommitted facilities for short-term collateralized debt to fund higher-rated securities, with credit approval in excess of $4 billion of borrowings. We have had no difficulty securing short-term borrowings on favorable terms for these securities. We had no outstanding borrowings under these agreements at March 31, 2003. The amount of short-term borrowings collateralized with securities will fluctuate from month to month as our acquisition and securitization programs continue.

      At March 31, 2003, we also had three short-term facilities totaling $1.4 billion available to fund the residential mortgage loans that we acquire in anticipation of securitization transactions. The amount we have outstanding at any quarter end is a function of the pace of our acquisitions relative to the timing of our securitizations. We had $436 million short-term borrowings collateralized by residential mortgages outstanding at March 31, 2003, an increase from $100 million at December 31, 2002. We completed a securitization in February 2003 (Sequoia 2003-01) and another securitization in April 2003 (Sequoia 2003-02) and used the proceeds from the long-term debt issued in these securitizations to pay down a portion of our short-term borrowings. The amount of short-term borrowings collateralized with residential mortgage loans will fluctuate from quarter to quarter, and could be significantly different than the $436 million we had at March 31, 2003, as our acquisition and securitization programs continue.

      We had four borrowing facilities for residential loan credit-enhancement securities totaling $170 million outstanding at March 31, 2003. In addition to these committed facilities, we may also finance certain of these assets through non-committed borrowing arrangements. We had no outstanding borrowings under all these agreements at March 31, 2003, or December 31, 2002. The amount of short-term borrowings collateralized with our residential loan credit enhancement securities will fluctuate from quarter to quarter as our acquisition and securitization programs continue.

      Our general plan is to replace short-term debt funding with long-term debt funding for the bulk of our assets. We generally intend to fund the bulk of our BB-rated credit-enhancement securities portfolio with equity or the issuance of long-term debt in the form of CDOs, re-REMICS, or other forms of resecuritizations. We completed our first CDO through our Acacia program (Acacia 1) in the fourth quarter of 2002. We also completed a resecuritization of several of our residential loan credit-enhancement securities in the fourth quarter of 2002 (SMFC 2002-B). Our other credit-enhancement securities, those rated B or below, we generally fund with equity.

      At March 31, 2003, we had one warehousing facility in place to assist us in accumulating real estate securities for our Acacia 2 CDO debt issuance. Under this warehouse agreement we had $40 million of short-term borrowings collateralized by $41 million of our securities. In addition, the warehouse has accumulated $133 million of assets which do not appear on our balance sheet as of March 31, 2003. Under the terms of the warehouse agreement, we will be able to acquire these assets to place into our Acacia CDO program. The market value of these assets at March 31, 2003 was $133 million and under the warehouse agreement, our purchase price for these assets was $133 million. In May 2003, we issued long-term debt of $284 million through our Acacia CDO program (Acacia 2) and acquired all assets on the warehouse facility at settlement of the CDO with a portion of the long-term debt proceeds. We will enter into other forms of warehousing and borrowing agreements that may facilitate the accumulation and eventual securitization of loans and securities.

      Our total levels of short-term debt will vary from quarter to quarter based on the timing of our asset accumulation and securitization activities. We believe our short-term debt balances are most likely to remain between $0 and $1.5 billion.

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

      Under our internal risk-adjusted capital system, we maintain liquidity reserves in the form of cash and unpledged liquid assets. These liquidity reserves may be needed for a variety of reasons, including a decline in the market value or a change in the acceptability to lenders of the collateral we pledge to secure short-term borrowings. We continue to maintain liquidity reserves at or in excess of our policy levels. At March 31, 2003, we had $43 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 9% of our short-term debt balances. At December 31, 2002, we had $39 million of liquid assets, equaling 39% of our short-term debt balances. The decrease in this ratio in 2003 was primarily the result of the timing of our securitizations; we completed securitizations in December 2002, February 2003, and April 2003. While we anticipate having a strong liquidity position at all times, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization.

Long-Term Debt

      All of the $7.2 billion of long-term debt on our March 31, 2003 consolidated balance sheet was non-recourse debt. Substantially all this debt ($6.7 billion) was issued through our special purpose financing subsidiaries (our Sequoia and Acacia programs) and was collateralized by residential real estate loans and real estate securities. The holders of our long-term debt can look for repayment only from the cash flows from the real estate specifically collateralizing the debt; the debt is non-recourse to Redwood. By using this source of financing, our liquidity risks are limited. Our special purpose financing subsidiaries that issue debt have no call on Redwood’s general liquidity reserves, and there is no debt rollover risk as the loans are financed to maturity. The market for AAA-rated long-term debt of the type that we issue to fund residential loans through Sequoia is a large global market that has been relatively stable for many years. At this time, we believe we could issue more of this debt on reasonable terms if we should choose to do so. In April 2003, we issued $0.8 billion of long-term debt through Sequoia 2003-2. We plan to continue issuing more long-term debt through our Sequoia program.

      Of the remaining long-term debt, $8 million was backed by one commercial loan and was created through the sale of a senior commercial real estate loan participation. The market for senior participations on commercial loans of the types in our portfolio is limited and there can be no assurance that we will be able to sell future participations.

      During 2002, we issued long-term debt through two resecuritizations of our securities. One was for a portion of our AAA and AA rated residential real estate securities portfolio and the other was for a portion of our residential loan credit-enhancement securities portfolio. At March 31, 2003, the outstanding long-term non-recourse debt on these resecuritizations totaled $173 million.

      During the fourth quarter of 2002, we initiated our CDO program (“Acacia”). We issued $285 million securitized long-term non-recourse debt collateralized by a diverse $300 million pool of residential and commercial real estate securities, some of which we have owned for years and others that we acquired for the purpose of completing the collateral pool for this Acacia 1 transaction. Our retained subordinated interest in Acacia 1 totals $15 million. At March 31, 2003, the outstanding long-term non-recourse debt on this securitization totaled $282 million. In May 2003, we issued an additional $284 million of CDO debt (Acacia 2) to fund newly acquired securities and portions of our existing securities portfolio.

      The Acacia debt issuance program helps us accomplish several objectives. It is a method of permanent non-recourse funding for our portfolio of BB-rated residential loan credit-enhancement securities we have accumulated over the years. This method of funding lowers our liquidity risks and increases our capital efficiency relative to the short-term debt funding we used in the past for this portfolio. With greater capital efficiency, Acacia 1 — together with the re-securitization of other securities mentioned earlier — freed up capital under our risk-adjusted capital guidelines, making this capital available to support future investment growth. If we complete additional Acacia transactions and other resecuritizations in 2003 and are thus able to refinance additional portions of our existing high-quality residential loan credit-enhancement securities portfolio, we should free additional capital to support future growth. Our Acacia CDO issuance program also supports our objective of increasing our investments in commercial real estate loan assets: we are acquiring commercial real estate and REIT debt securities that we are now able to permanently finance through CDO debt issuance transactions. Acacia also allows us to make additional investments in a broad range of residential real estate loan securities. Since we now have a means to permanently fund assorted real estate securities, we have started retaining many of the A rated and BBB rated securities we create in our Sequoia securitizations. We are also acquiring similarly rated securities from the third-party securitizations we credit-enhance. In addition, since we have developed this new form of financing, we have been increasing our investment in securities backed by residential real estate loans of less-than-prime quality: home equity loans, second liens, manufactured housing loans, sub-prime, and Alt-A loans. The credit ratings for these securities are generally investment-grade (AAA to BBB). Although the real estate loans underlying these securities are lower quality than the loans we acquire for our retained loan portfolio and the loans we credit-enhance through the acquisition of residential loan credit-enhancement securities, the amount of external credit support in our favor within these securitization structures is substantial. We believe the likelihood of credit loss on these investment-grade rated securities is no higher than on the bulk of other securities we own that are backed by higher quality loans but are lower-rated and thus have lesser amounts of credit-enhancement.

      Pursuing a CDO issuance program entails a number of risks, including assuming the credit risks of diverse types of underlying real estate loan collateral, certain hedging and asset/liability management risks, and the risk of not being able to complete a debt issuance at favorable levels after having accumulated a collateral pool. Other risks are reduced through our Acacia CDO debt issuance program. For instance, significant liquidity risks are reduced through securing long-term non-recourse financing for assets we formerly financed on short-term recourse debt basis. Our Acacia CDO program increases and diversifies our real estate investment opportunities while, on the whole, increasing our credit risk while generally decreasing or diversifying other risks. We intend to continue to create and retain attractive long-term assets through our Acacia CDO program.

Equity Capital and Risk-Adjusted Capital Guidelines

      In addition to short-term reported debt and long-term securitized debt, we are capitalized by common and preferred equity capital. Our equity base increased 3%, from $473 million to $485 million in the first quarter of 2003, as a result of $4 million in retention of earnings and $9 million in stock issuance through our direct stock purchase and dividend reinvestment program offset by a $1 million decrease in the values of certain assets marked-to-market through our balance sheet. We will seek to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

      The amount of assets that can be supported with a given capital base is limited by our internal risk-adjusted capital policies. Our risk-adjusted capital policy guideline amounts are expressed in terms of an equity-to-assets ratio and vary with market conditions and asset characteristics. Our risk-adjusted capital guideline is further discussed under “Capital Risks” below. At March 31, 2003, our aggregate equity capital guidelines were: 100% of our residential loan credit-enhancement securities; 100% of net retained interests in our residential loan portfolio after long-term debt issuance (Sequoia equity); 8% of our short-term debt funded residential mortgage loans under accumulation for securitization; 100% of net retained interests in our resecuritizations and CDOs, 10% to 30% of our short-term debt funded securities portfolio under accumulation for securitization; and 100% of our commercial real estate loan portfolio.

      Our total risk-adjusted capital guideline amount for assets on our balance sheet was $439 million at March 31, 2003. Capital required for outstanding commitments at March 31, 2003 for asset purchases settling in the second quarter of 2003 was $4 million. Thus, at March 31, 2003, our total capital committed was $443 million, our total capital available was $485 million, and our excess capital to support growth for the remainder of 2003 was $42 million. We intend to support most of our planned growth in the next several quarters using this excess capital plus capital freed up through additional long-term debt issuance. We intend to continue additional equity issuance at modest levels through our direct stock purchase and dividend reinvestment program. If investment opportunities remain attractive and we anticipate achieving material balance sheet growth, we may seek to issue stock through an underwritten offering during 2003 or 2004.

Balance Sheet Leverage

      We believe our balance sheet is strong, given the favorable liquidity and risk-limiting characteristics of our non-recourse securitized long-term debt, our very low levels of leverage on a recourse basis, and the quality of our assets.

      As reported on our balance sheet of March 31, 2003, our equity-to-reported-assets ratio was 6% and our reported debt-to-equity ratio was 15.8 times. However, a majority of our debt is non-recourse debt. Holders of non-recourse debt can look only to the pledged assets — and not to Redwood — for repayment. Therefore, another useful measure of the leverage we employ is to compute leverage ratios comparing our equity base to our recourse debt levels and to our “at-risk” assets (our assets excluding those assets pledged to non-recourse debt). These adjustments generally conform our balance sheet to what would be reported if we accounted for our securitizations as sales rather than as financings. Total reported assets at March 31, 2003 were $8.2 billion; of these, $7.2 billion were pledged to non-recourse debt and $1.0 billion were “at-risk”. Total reported liabilities at March 31, 2003 were $7.7 billion; non-recourse debt was $7.2 billion and recourse debt was $0.5 billion. On a recourse-only basis, our ratio of equity-to-at-risk-assets was 51% and our ratio of recourse-debt-to-equity was 1.0 times. Please also see “Net Interest Income” above for a discussion of our income statement as reformatted to a recourse basis.

      We believe our primary use of short-term debt will be to fund the accumulation of residential loans for securitization in our Sequoia program and the accumulation of diverse real estate securities for securitization in our Acacia CDO program. Depending on the rate of accumulation and the timing of securitizations, short-term debt levels will vary (most likely, we believe, between $0 and $1.5 billion). Average short-term debt balances may be materially different from the $476 million of short-term debt we had at March 31, 2003.

      As we continue to accumulate and securitize assets (and account for these securitizations as financings rather than as sales), the apparent leverage on our reported balance sheet will likely increase. On a recourse basis, however, we believe our leverage is likely to remain at levels that we believe are modest for a financial institution. Unlike most financial institutions, Redwood’s risk with respect to its investments in loans and securities is limited (after securitization) to the amount of capital Redwood initially contributes to each securitization transaction. Although we assume credit risk on over $68 billion of real estate loans, our maximum loss (with respect to our assets that have been securitized) is capped at a level that is less than our total capital base.

Table 32

Leverage Ratios — Equity to Assets
(all dollars in thousands)

		Non-			Equity to	Equity to
	Reported	Recourse	Recourse		Recourse	Reported
	Assets	Assets	Assets	Equity	Assets	Assets

Q1: 2002	$2,739,838	$(1,252,881)	$1,486,957	$364,444	25%	13%
Q2: 2002	3,689,782	(2,266,849)	1,422,933	417,930	29%	11%
Q3: 2002	5,674,302	(4,394,493)	1,279,809	445,728	35%	8%
Q4: 2002	7,007,772	(6,435,025)	572,747	473,033	83%	7%
Q1: 2003	8,172,063	(7,210,944)	961,119	485,402	51%	6%

2001	$2,435,644	$(1,331,060)	$1,104,584	$307,773	28%	13%
2002	7,007,772	(6,435,025)	572,747	473,033	83%	7%

Table 33

Leverage Ratios — Debt to Equity
(all dollars in thousands)

		Non-			Recourse	Reported
	Reported	Recourse	Recourse		Debt to	Debt to
	Debt	Debt	Debt	Equity	Equity	Equity

Q1: 2002	$2,356,972	$(1,234,459)	$1,122,513	$364,444	3.1	6.5
Q2: 2002	3,246,603	(2,241,600)	1,005,003	417,930	2.4	7.8
Q3: 2002	5,199,362	(4,365,281)	834,081	445,728	1.9	11.7
Q4: 2002	6,496,734	(6,397,020)	99,714	473,033	0.2	13.7
Q1: 2003	7,646,408	(7,170,691)	475,717	485,402	1.0	15.8

2001	$2,110,526	$(1,313,715)	$796,811	$307,773	2.6	6.9
2002	6,496,734	(6,397,020)	99,714	473,033	0.2	13.7

Item 3.	Quantitative and Qualititative Disclosures About Market Risk

      We seek to manage the risks inherent in our business — including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risks, reinvestment risk, and capital risks  — in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor to provide our shareholders an opportunity to realize a steady and rising dividend and an attractive total rate of return through stock ownership in our company. In general, we seek, to the best of our ability, to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

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

      The method that we use to account for future credit losses depends upon the type of asset that we own. For our credit-enhancement securities, we designate a portion of the purchased discount as a credit reserve upon the acquisition of such assets under the effective yield method of accounting. In addition, first loss and other credit-enhancement interests that we do not own (that are junior to our positions) act as a form of external credit reserve for us on a specific asset basis for some of our assets; these interests junior to ours absorb credit losses in specific pools of underlying real estate loans before our interest in that pool of loans will experience losses. For our residential real estate loans, we currently establish a credit reserve based on an estimate of current losses by taking credit provisions through our income statement. For our commercial real estate loans, we establish a credit reserve or mark the loan to estimated realizable value when a loan becomes delinquent. Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus, no credit reserves have been established to date for these assets. For securities portfolio assets where credit losses are anticipated, we establish an appropriate reserve given the credit trends and market outlook for that asset.

Liquidity Risk

      Our primary form of financing is the issuance (through bankruptcy-remote securitization trusts) of long-term non-recourse debt that very closely matches the interest rate, prepayment rate, and maturities of our assets that we sell to the trusts and that secure the debt issued from these trusts. Once the trusts issue this debt, Redwood’s recourse exposure to the underlying assets is limited to our net investment in the trusts after debt issuance. We believe this is a secure and robust form of financing that effectively eliminates liquidity risk for this portion of our balance sheet, materially limits our credit risk exposure to the amount we have invested, and eliminates a variety of other potential risks as well. As a part of our long-term planning, we generally intend to keep our short-term recourse debt at reasonable levels consistent with our plan using short-term debt to fund our accumulation of assets for securitization and then replacing this short-term debt with non-recourse debt through the securitization transaction.

      Our primary liquidity risk arises when we finance long-maturity mortgage assets with short-term debt during the accumulation period. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. Trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. At March 31, 2003, we had $476 million of short-term debt collateralized by assets. All this debt was collateralized by high-quality residential real estate loans under accumulation for future securitizations. If our short-term debt was called, or we could not renew borrowing facilities, or we could not complete a securitization or the credit quality of the assets deteriorated rapidly, we may need to sell assets in a potentially unfavorable environment. There can be no assurance that such sales would satisfy our liabilities.

      The table below presents our contractual obligations as of March 31, 2003. The debt appears on our balance sheet. The operating leases are commitments that are expensed as per terms of the contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 34

Contractual Obligations as of March 31, 2003
(all dollars in thousands)

		Stated
	Total	Maturities	Comments

Short-term debt	$475,717	2003	Weighted average maturity is 154 days
Long-term debt, residential	$7,162,440	2018-2033	Non-recourse debt amortizes as residential collateral pays down
Long-term debt, commercial	$8,251	2003	Non-recourse debt amortizes as commercial collateral pays down
Asset purchase commitments	$46,463	2003	Acquisitions were completed in April 2003
Asset sales commitments	$4,390	2003	Sales were completed in April 2003
Operating leases	$9,391	2003-2013	Office rent and software licenses
Other commitments	$133,181	2003	Assets in CDO Warehouse Agreement — purchased in May 2003

Interest Rate Risk

      Our strategy is to maintain an asset/liability posture that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or loan prepayment rates. At March 31, 2003, the interest rate characteristics of our debt, as adjusted for outstanding interest rate agreements, closely matched the interest rate characteristics of our assets that were funded with debt. We had $7.4 billion of adjustable-rate debt funding adjustable-rate assets. We had $0.3 billion of fixed/hybrid debt funding a portion of our fixed/hybrid assets. The remainder of our assets (mostly hybrid and fixed-rate assets, but also a portion of our variable-rate assets) were funded with our $0.5 billion of equity.

      As a part of our current asset/liability strategy, we have been maintaining a slight mismatch between the interest rate adjustment periods of our adjustable-rate debt and our adjustable-rate assets. We have been reducing the amount of this mismatch over time through hedging and through issuing long-term debt with longer adjustment frequencies and we may further reduce the amount of this mismatch during 2003. Primarily this mismatch arises because we own six-month LIBOR assets funded with one-month LIBOR debt ($2.7 billion of our assets and liabilities were so situated at March 31, 2003: see Table 35 below). The interest rate on this debt adjusts each month to the current one-month LIBOR interest rate plus a margin. The interest rate on the six-month LIBOR assets adjusts more slowly to market conditions; each month the coupon rate on approximately one-sixth of these assets adjusts to the current six-month LIBOR interest rate plus a margin. Any single change in short-term interest rates could thus have some short-term effect on our earnings (generally, for the next several quarters). To the extent that this mismatch remains on our balance sheet, we would expect that the spread between our asset yields and our cost of borrowed funds would be more favorable in a falling short-term interest rate environment than in a rising short-term interest rate environment. This trend may be partially or fully offset over time by the equity-funded portion of our balance sheet, which would generally have increasing net interest income (and perhaps better credit results) in a rising rate environment.

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

      During 2002, we reduced the amount of net fixed rate assets we own (fixed rate or hybrid assets that are not hedged or funded with fixed rate debt) relative to the size of our equity base. This reduction in net fixed rate assets diminishes current period income, but also should allow — relative to the net fixed rate exposure we had at the beginning of the year — for increased earnings and more stable book value in a rising interest rate environment. Unlike many financial institutions, we have not owned — nor do we plan to own — fixed or hybrid assets funded with short-term floating rate debt. Net fixed assets equaled 29% of equity at December 31, 2002 and 31% of equity at March 31, 2003.

Table 35

Asset/ Liability Matching as of March 31, 2003
(all dollars in thousands)

						Non
		One- Month	Six- Month	One- Year	Fixed/	Interest		Total
	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		Liabilities
Asset Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	And Equity

Cash (unrestricted)	$42,882	$42,882	$0	$0	$0	$0	$0	$42,882
One Month LIBOR	2,166,938	2,166,938	0	0	0	0	0	2,166,938
Six Month LIBOR	5,354,716	2,654,597	2,345,838	138,280	0	0	216,001	5,354,716
Other ARM	17,342	0	0	17,342	0	0	0	17,342
One Year Treasury	27,067	0	0	27,067	0	0	0	27,067
Fixed/ Hybrid< 1 Yr*	117,515	0	0	0	0	0	117,515	117,515
Fixed> 1 Yr	263,200	0	0	0	198,405	0	64,795	263,200
Hybrid> 1 Yr	144,944	0	0	0	55,059	0	89,885	144,944
Non-Earning Assets	37,459	0	0	0	0	40,253	(2,794)	37,459

Total	$8,172,063	$4,864,417	$2,345,838	$182,689	$253,464	$40,253	$485,402	$8,172,063

*	Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

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

      In general, current prepayment trends (slow prepayments on adjustable-rate loans and fast prepayments on fixed rate loans) are highly favorable for generating economic returns from our existing assets. In general, we anticipate higher long-term interest rates (leading to slower fixed rate loan prepayments) and/or a flatter or inverted yield curve (short-term interest rates rising relative to long-term rates, leading to faster adjustable-rate loan prepayments) would be less favorable for economic returns from our existing assets.

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

Table 36

Unamortized Premium and Discount Balances*
(all dollars in thousands)

				Net
			Unamortized	Amortization
	Unamortized	Unamortized	Net	(Expense)
	Gross	Gross	Premium/	During
	Premium	Discount	(Discount)	Period

Q1: 2002	$23,036	$(32,053)	$(9,017)	$(3,201)
Q2: 2002	31,155	(40,301)	(9,146)	(793)
Q3: 2002	57,951	(58,397)	(446)	(2,148)
Q4: 2002	60,478	(70,140)	(9,662)	(3,083)
Q1: 2003	62,812	(96,131)	(33,319)	(2,098)

2001	$26,518	$(30,562)	$(4,044)	$(10,225)
2002	60,478	(70,140)	(9,662)	(9,225)

*	Includes deferred bond issuance costs and net premium on Long-Term Debt.

Market Value Risk

      At March 31, 2003, we owned $0.7 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 41% had adjustable-rate coupons, 23% were hybrid loans, and the remaining 36% had fixed-rate coupons. Market value fluctuations of these assets can affect the reported value of our stockholders’ equity base.

      At March 31, 2003, we owned real estate loans totaling $19 million that we account for on a mark-to-market basis (in the case of mortgage loans, on a lower-of-cost-or-market basis) for purposes of determining reported earnings. All these assets had adjustable-rate coupons.

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

      Through our risk-adjusted capital policy, we assign a guideline capital adequacy amount — expressed as a guideline equity-to-assets ratio — to each of our real estate loan assets. For short-term funded assets, this ratio may fluctuate over time, based on changes in that asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk, and the over-collateralization requirements for that asset set by our collateralized short-term lenders. Capital requirements for securities rated below AA, residential loan credit-enhancement interests, retained interests from our Sequoia and Acacia securitizations, commercial real estate whole loans, and retained commercial real estate junior loan participants are generally higher than for higher-rated securities and residential whole loans. Capital requirements for less-liquid assets depend chiefly on our access to funding for these assets, the number of sources of such funding, the funding terms, and the amount of extra capital we decide to hold on hand to protect against possible liquidity events with these assets. Capital requirements for our retained interests in our long-term debt securitizations generally equal our net investment. The sum of the capital adequacy amounts for all of our mortgage assets is our aggregate capital adequacy guideline amount.

      We do not expect that our actual capital levels will always exceed the guideline amount. If interest rates were to rise in a significant manner, our capital guideline amount may rise, as the potential interest rate risk of our short-term debt-funded assets would increase, at least on a temporary basis, due to periodic and life caps and slowing prepayment rates for real estate assets. We measure all of our assets funded with short-term debt at estimated market value for the purpose of making risk-adjusted capital calculations. Our actual capital levels, as determined for our risk-adjusted capital policy, would likely fall as rates increase and as the market values of our assets, net of any mark-to-market gains on hedges, decrease. Such market value declines may be temporary, as future coupon adjustments on adjustable-rate real estate loans may help to restore some of the lost market value.

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

Quantitative Disclosures about Market Risk

      For a discussion on the quantitative disclosures about market risk, please refer to our Risk Management presentation in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. We believe our quantitative risk has not materially changed from our disclosures under Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      At March 31, 2003, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.	Changes in Securities

      Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2003 by the Company’s auditors, PricewaterhouseCoopers LLP. The services include the annual audit, quarterly reviews, loan document review services, issuances of consents related to SEC-filings, and certain tax compliance services.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 10.10.1	Amended and Restated Employment Agreement, George E. Bull III
Exhibit 10.11.1	Amended and Restated Employment Agreement, Douglas B. Hansen
Exhibit 11.1	Computation of Earnings Per Share for the three months ended March 31, 2003 and March 31, 2002.
Exhibit 99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: May 15, 2003

By:	/s/ DOUGLAS B. HANSEN

Douglas B. Hansen
President
(authorized officer of registrant)

Dated: May 15, 2003

By:	/s/ HAROLD F. ZAGUNIS

Harold F. Zagunis
Vice President, Chief Financial Officer
Secretary and Treasurer
(principal financial officer)

Dated: May 15, 2003

By:	/s/ MICHAEL S. CHURCHILL

Michael S. Churchill
Assistant Vice President, Controller
(principal accounting officer)

CERTIFICATION

I, GEORGE E. BULL, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Redwood Trust, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ GEORGE E. BULL

George E. Bull
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, HAROLD F. ZAGUNIS, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Redwood Trust, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ HAROLD F. ZAGUNIS

Harold F. Zagunis
Chief Financial Officer
(Principal Financial Officer)