Form 10-Q
period 2003-06-30
REDWOOD TRUST INC
filed 2003-08-14
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

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

Yes [ X ]                 No [      ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]                 No [      ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	18,071,703 as of August 14, 2003

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Residential real estate loans	$9,247,420	$6,215,179
Residential loan credit-enhancement securities	393,411	352,479
Commercial real estate loans	34,522	29,270
Securities portfolio	595,577	335,697
Cash and cash equivalents	36,539	39,169

Total earning assets	10,307,469	6,971,794
Restricted cash	17,738	11,755
Accrued interest receivable	24,241	19,087
Principal receivable	1,499	1,214
Other assets	5,105	3,922

Total Assets	$10,356,052	$7,007,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$217,684	$99,714
Long-term debt, net	9,542,631	6,397,020
Accrued interest payable	6,669	5,267
Accrued expenses and other liabilities	30,309	19,768
Dividends payable	11,583	12,970

Total Liabilities	9,808,876	6,534,739

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible 0 and 902,068 shares authorized, issued, and outstanding ($0 and $28,645 aggregate liquidation preference)	—	26,517
Common stock, par value $0.01 per share; 50,000,000 and 49,097,932 shares authorized; 17,820,856 and 16,277,285 issued, and outstanding	178	163
Additional paid-in capital	465,316	418,701
Accumulated other comprehensive income	108,409	69,146
Cumulative earnings	154,403	116,578
Cumulative distributions to stockholders	(181,130)	(158,072)

Total Stockholders’ Equity	547,176	473,033

Total Liabilities and Stockholders’ Equity	$10,356,052	$7,007,772

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Interest Income
Residential real estate loans	$47,299	$19,601	$89,613	$33,726
Residential loan credit-enhancement securities	17,977	9,006	31,670	15,701
Commercial real estate loans	960	1,233	1,776	2,507
Securities portfolio	5,057	6,222	9,249	14,736
Cash and cash equivalents	133	190	243	298

Total interest income	71,426	36,252	132,551	66,968
Interest Expense
Short-term debt	(1,639)	(5,595)	(3,579)	(10,536)
Long-term debt	(40,163)	(12,894)	(75,156)	(23,555)

Total interest expense	(41,802)	(18,489)	(78,735)	(34,091)
Net Interest Income	29,624	17,763	53,816	32,877
Operating expenses	(8,793)	(5,325)	(17,075)	(9,414)
Net unrealized and realized market value gains	2,941	2,045	3,859	2,920

Net income before provision for income taxes	23,772	14,483	40,600	26,383
Provision for income taxes	(1,560)	—	(2,775)

Net income	22,212	14,483	37,825	26,383
Dividends on Class B preferred stock	—	(681)	(681)	(1,362)

Net Income Available to Common Stockholders	$22,212	$13,802	$37,144	$25,021

Earnings per Share:
Basic Earnings Per Share:
Net income available to common stockholders	$1.26	$0.91	$2.18	$1.73
Diluted Earnings Per Share:
Net income available to common stockholders	$1.21	$0.88	$2.09	$1.68
Cash dividends declared per common share-regular	$0.650	$0.630	$1.300	$1.250
Cash dividends declared per common share-special	$—	$0.125	$—	$0.125
Cash dividends declared per preferred share	$—	$0.755	$0.755	$1.510
Weighted average shares of common stock and common stock equivalents:
Basic	17,652,854	15,228,258	17,036,286	14,447,687
Diluted	18,433,165	15,747,048	17,730,304	14,920,053

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$22,212	$14,483	$37,825	$26,383
Other comprehensive income:
Net unrealized gain on assets available-for-sale	43,622	24,811	43,676	33,125
Net unrealized (loss) on cash flow hedges	(3,290)	—	(4,413)	—

Other comprehensive income	40,332	24,811	39,263	33,125

Comprehensive income before preferred dividend	62,544	39,294	77,088	59,508
Dividends on Class B preferred stock	—	(681)	(681)	(1,362)

Comprehensive Income	$62,544	$38,613	$76,407	$58,146

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Class B
	Preferred stock		Common stock		Additional
paid-in
	Shares	Amount	Shares	Amount	capital

Balance, December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701

Comprehensive income:
Net income	—	—	—	—	—
Net unrealized gain on assets available-for-sale	—	—	—	—	—
Net unrealized loss on interest rate agreements	—	—	—	—	—

Total comprehensive income before preferred dividend	—	—	—	—	—
Issuance of common stock	—	—	327,625	3	9,297
Dividends declared:
Preferred	—	—	—	—	—
Common	—	—	—	—	—

Balance, March 31, 2003	902,068	$26,517	16,604,910	$166	$427,998

Comprehensive income:
Net income	—	—	—	—	—
Net unrealized gain on assets available-for-sale	—	—	—	—	—
Net unrealized loss on interest rate agreements	—	—	—	—	—

Total comprehensive income before preferred dividend	—	—	—	—	—
Issuance of common stock	—	—	313,878	3	10,810
Conversion of preferred stock	(902,068)	(26,517)	902,068	9	26,508
Dividends declared:
Preferred	—	—	—	—	—
Common	—	—	—	—	—

Balance, June 30, 2003	—	$—	17,820,856	$178	$465,316

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	other		Cumulative
	comprehensive	Cumulative	distributions to
	income	earnings	stockholders	Total

Balance, December 31, 2002	$69,146	$116,578	$(158,072)	$473,033

Comprehensive income:
Net income	—	15,613	—	15,613
Net unrealized gain on assets available-for-sale	54	—	—	54
Net unrealized loss on interest rate agreements	(1,123)	—	—	(1,123)

Total comprehensive income before preferred dividend	—	—	—	14,544
Issuance of common stock	—	—	—	9,300
Dividends declared:
Preferred	—	—	(681)	(681)
Common	—	—	(10,794)	(10,794)

Balance, March 31, 2003	$68,077	$132,191	$(169,547)	$485,402

Comprehensive income:
Net income	—	22,212	—	22,212
Net unrealized gain on assets available-for-sale	43,622	—	—	43,622
Net unrealized loss on interest rate agreements	(3,290)	—	—	(3,290)

Total comprehensive income before preferred dividend	—	—	—	62,544
Issuance of common stock	—	—	—	10,813
Conversion of preferred stock	—	—	—	0
Dividends declared:
Preferred	—	—	—	—
Common	—	—	(11,583)	(11,583)

Balance, June 30, 2003	$108,409	$154,403	$(181,130)	$547,176

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002
Cash Flows From Operating Activities:
Net income	$37,825	$26,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(407)	4,452
Provision for credit losses	3,919	754
Non-cash stock compensation	40	103
Net unrealized and realized market value (gains) losses	(3,859)	(2,920)
Net purchases of real estate loans held-for-sale	—	(1,562,000)
Principal payments on real estate loans held-for-sale	150	13,586
Net sales of real estate securities trading	—	19,355
Principal payments on real estate securities trading	—	106,222
Net purchases of interest rate agreements	(1,683)	(123)
Net change in:
Accrued interest receivable	(5,154)	(3,815)
Principal receivable	(285)	1,526
Other assets	(1,049)	(1,107)
Accrued interest payable	1,402	355
Accrued expenses and other liabilities	6,440	2,192

Net cash provided by (used in) operating activities	37,339	(1,395,037)

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(3,527,312)	(635)
Proceeds from sales of real estate loans held-for-investment	87,928	44,811
Principal payments on real estate loans held-for-investment	387,272	173,847
Purchases of real estate securities available-for-sale	(328,813)	(140,928)
Proceeds from sales of real estate securities available-for-sale	5,299	88,971
Principal payments on real estate securities available-for-sale	85,440	39,505
Net (increase) decrease in restricted cash	(5,983)	3,286

Net cash (used in) provided by investing activities	(3,296,169)	208,857

Cash Flows From Financing Activities:
Net (repayments) borrowings on short-term debt	117,970	208,192
Proceeds from issuance of long-term debt	3,634,888	1,149,921
Repayments on long-term debt	(492,287)	(222,507)
Net proceeds from issuance of common stock	20,073	72,725
Dividends paid	(24,444)	(18,026)

Net cash provided by financing activities	3,256,200	1,190,305

Net (decrease) increase in cash and cash equivalents	(2,630)	4,125
Cash and cash equivalents at beginning of period	39,169	9,030

Cash and cash equivalents at end of period	$36,539	$13,155

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,333	$33,736
Cash paid for taxes	$3,851	$—
Non-cash financing activity:
Dividends declared but not paid	$11,583	$12,477

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 1. REDWOOD TRUST

Redwood Trust, Inc. (Redwood Trust) together with its subsidiaries is an investor in real estate loans. Our primary business is owning and credit enhancing high-quality jumbo residential real estate loans nationwide. We also invest in diverse types of real estate loans through our residential and commercial real estate securities portfolio and our commercial real estate loan portfolio. Our primary source of revenue is monthly loan payments made by homeowners and property owners on their loans, and our primary expense is the cost of borrowed funds. Redwood Trust is structured as a Real Estate Investment Trust (REIT) and therefore the majority of our taxable income (exclusive of income earned in taxable subsidiaries) is distributed to shareholders as dividends.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2003 and 2002 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows as of and for the period ended June 30, 2003 and 2002. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited consolidated financial statements included in the Redwood Trust Form 10-K for the year ended December 31, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the expected results for the year ended December 31, 2003.

The June 30, 2003 and December 31, 2002 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1 LTD, Acacia CDO 2 LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD and Acacia CDO 2, LTD. References to the REIT mean Redwood Trust exclusive of its taxable subsidiaries.

Substantially all of the assets of Sequoia, consisting primarily of residential real estate loans as part of residential real estate loans on our Consolidated Balance Sheets are subordinated to support long-term debt in the form of collateralized mortgage-backed securities. Substantially all of the assets of Acacia, consisting primarily of residential and commercial real estate loan securities and other asset-backed securities included in our residential loan credit-enhancement securities and securities portfolio, are subordinated to support long-term debt in the form of collateralized asset-backed securities. The assets of Sequoia and Acacia are not available for the satisfaction of general claims of Redwood Trust. Our exposure to loss on the assets, which are collateral for long-term debt, is limited to our net equity investment in Sequoia and Acacia, as the long-term debt is non-recourse to Redwood Trust.

All significant intercompany balances and transactions with Sequoia and Holdings have been eliminated in the consolidation of Redwood Trust as of June 30, 2003. Certain amounts for prior periods have been reclassified to conform to the June 30, 2003 presentation.

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

Fair Value. We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 5, and 9.

Reserve for Credit Losses. A reserve for credit losses is maintained at a level deemed appropriate to provide for known credit losses, as well as estimated losses in our earning assets. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, delinquency status, and credit protection. These estimates are reviewed periodically and adjusted as deemed necessary. The credit reserve on our residential real estate loans is established by taking credit provisions through our Consolidated Statements of Income. Summary information regarding the reserve for credit losses on real estate loans is presented in Note 4. Our actual credit losses may differ from those estimates used to establish the reserve.

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

Recognition of Interest Income and Impairment on Investments in Beneficial Interests. Our investment in residential loan credit-enhancement securities and certain investments in our securities portfolio are investments in beneficial interests. We recognize the excess of all estimated cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the estimated cash flows change, then we recalculate the accretable yield and adjust the periodic accretion recognized as income prospectively. If the fair value of a beneficial interest has declined below its carrying amount, an other-than-temporary decline may be considered to exist if there has been a decline in estimated future cash flows. In such cases, the difference between the carrying value and fair value of the beneficial interest is recorded as a mark-to-market loss under net unrealized and realized market value gains (losses) on our Consolidated Statements of Income. Beneficial interests are included as part of our securities available-for-sale on our Consolidated Balance Sheets.

Risks and Uncertainties

We take certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk. In addition, there are several risks and uncertainties specific to our business. We seek to actively manage such risks while also providing our stockholders an appropriate rate of return for risks taken. There can be no assurances that such risks and uncertainties are adequately provided for in our financial statements. We have prepared these financial statements in accordance with GAAP and in an effort to properly present the risks taken.

Earning Assets

Our earning assets consist primarily of residential and commercial real estate loans and securities. Real estate loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums relating to earning assets are amortized into interest income over the lives considering the prepayments of the earning assets using the effective yield method based on projected cash flows over the life of the asset. Gains or losses on the sale of earning assets are based on the specific identification method.

Real Estate Loans: Held-for-Investment

Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of our Sequoia loans that are pledged or subordinated to support our long-term debt are classified as held-for-investment. Commercial real estate loans for which we have secured financing through the term of the loan or we otherwise have the intent and the ability to hold to maturity are classified as held-for-investment. While we generally do not sell real estate loans as part of our normal business operations, real estate loans classified as held-for-investment may be sold from time to time, especially subsequent to our call of Sequoia long-term debt.

Real Estate Loans: Held-for-Sale

Real estate loans held-for-sale (residential and commercial) are carried at the lower of original cost or market value determined on an individual basis. Any lower of cost or market adjustments on these loans are recognized in net unrealized and realized market value gains (losses) on our Consolidated Statements of Income. Real estate owned (REO) assets are included in real estate loans held-for-sale.

Securities: Trading

Securities classified as trading are recorded at their estimated fair market value. Unrealized gains and losses on these securities are recognized as a component of net unrealized and realized market value gains (losses) on our Consolidated Statements of Income.

Securities: Available-for-Sale

Securities available-for-sale are carried at their estimated fair value. Current period unrealized gains and losses are reported as a component of other comprehensive income in Stockholders’ Equity with cumulative unrealized gains and losses classified as accumulated other comprehensive income in stockholders’ equity. Unrealized losses on these securities are reported as a component of net unrealized and realized market value gains (losses) in our Consolidated Statements of Income if the decline in value is considered to represent a permanent impairment.

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

Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively, interest rate agreements). On the date an interest rate agreement is entered into, we designate the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instruments).

Prior to the fourth quarter of 2002, we elected not to seek hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for any of our interest rate agreements. Hedges were designated as trading and were recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in net unrealized and realized market value gains (losses) on our Consolidated Statements of Income. In the fourth quarter of 2002, we elected hedge accounting under SFAS No. 133 for certain of our interest rate agreements. Accordingly, specific instruments are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in accumulated other comprehensive income on our Consolidated Balance Sheets. The income or expense related to interest rate agreements is recognized on an accrual basis and is included in interest expense in our Consolidated Statements of Income. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income (see Note 5).

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes identifying all derivatives that are designated as fair value or cash flow hedges to (1) specific assets and liabilities on our Consolidated Balance Sheets or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate.

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

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (exclusive of taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. In 2003, we currently plan to retain up to 10% of our REIT taxable income and pay corporate level income taxes on this retained income while continuing to maintain our REIT status. Accordingly, we have made a provision for income taxes in our Consolidated Statements of Income. In prior years, no income tax provision was necessary as we distributed 100% of our REIT taxable income.

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year, will be deemed to have been paid by the REIT and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the dividends declared in the fourth quarter 2002, which were paid in January 2003, are considered taxable income to stockholders in 2002 (the year declared).

The taxable income of Holdings and its subsidiaries is subject to state and Federal income taxes at the applicable statutory rates. Holdings provides for deferred income taxes, if any, to reflect the estimated future tax effects under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. See Note 8 for further discussion on income taxes at Holdings.

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its REIT taxable income in the calendar year plus 100% of the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. Given our current plans for the timing of the distribution of year 2003 REIT taxable income, we believe that our dividend distributions declared before calendar year-end and distributed on or before January 31, 2004 will be less than 85% of REIT taxable income for the 2003 calendar year and the prior year’s undistributed REIT taxable income. Therefore, we will incur a 4% excise tax provision on the shortfall. Accordingly, we have made a provision for excise tax in our Consolidated Statements of Income (See Note 8).

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

The following table provides reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted earnings per share–
Net income	$22,212	$14,483	$37,825	$26,383
Cash dividends on Class B preferred stock	—	(681)	(681)	(1,362)

Basic and Diluted EPS – Net income available to common stockholders	$22,212	$13,802	$37,144	$25,021

Denominator:
Denominator for basic earnings per share–
Weighted average number of common shares outstanding during the period	17,652,854	15,228,258	17,036,286	14,447,687
Net effect of dilutive stock options	780,311	518,790	694,018	472,366

Denominator for diluted earnings per share	18,433,165	15,747,048	17,730,304	14,920,053

Basic Earnings Per Share:
Net income per share	$1.26	$0.91	$2.18	$1.73

Diluted Earnings Per Share:
Net income per share	$1.21	$0.88	$2.09	$1.68

For the three and six months ended June 30, 2003, the number of common equivalent shares issued by Redwood Trust that were anti-dilutive totaled 389,693 and 384,738, respectively. For the three and six months ended June 30, 2002, the number of common equivalent shares issued by Redwood Trust that were anti-dilutive totaled 400,762 and 395,845, respectively.

Comprehensive Income

Current period unrealized gains and losses on assets available-for-sale are reported as a component of comprehensive income on our Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as accumulated other comprehensive income in Stockholders’ Equity. As of June 30, 2003 and December 31, 2002, accumulated other comprehensive income consisted of net unrealized gains and losses on both real estate loan securities available-for-sale and derivatives classified as cash flow hedges. In prior years, the only component of accumulated other comprehensive income was net unrealized gains and losses on real estate loan securities available-for-sale.

Stock-Based Compensation

As of June 30, 2003, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions we do not include any stock-based employee compensation cost in net income on our stock-based compensation plan, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. We do not include any stock-based employee compensation cost in net income on our employee stock purchase plan because the plan is deemed non-compensatory.

In accordance with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For further discussion of SFAS No. 123, see Note 10.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2003	2002	2003	2002

Net income, as reported	$22,212	$13,802	$37,144	$25,021
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(121)	(101)	(236)	(225)

Pro forma net income	$22,091	$13,701	$36,908	$24,796

Earnings per share:
Basic — as reported	$1.26	$0.91	$2.18	$1.73
Basic — pro forma	$1.25	$0.90	$2.17	$1.72
Diluted — as reported	$1.21	$0.88	$2.09	$1.68
Diluted — pro forma	$1.20	$0.87	$2.08	$1.66

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). This interpretation provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity (VIE). Under FIN 46, a VIE must be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. As of June 30, 2003, we have not identified any current non-consolidated interests that we believe meet the disclosure requirements under the VIE criteria of FIN 46 and therefore no additional consolidation or disclosures are required.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This statement provides more consistent financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. This statement provides guidance on when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. We believe that the adoption of FAS 149 will not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). This statement requires the issuers of financial instruments to classify certain instruments as liabilities that have characteristics of both liabilities and equity. Instruments subject to FAS 150 include mandatorily redeemable shares and instruments that embody an obligation to repurchase an issuer’s equity shares and that may require the issuer to settle the obligation through the transfer of assets. We believe that the adoption of FAS 150 will not have a material impact on our financial position or results of operations.

NOTE 3. EARNING ASSETS

As of June 30, 2003 and December 31, 2002, our earning assets generally consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual) adjustments. The original maturity of the majority of our residential real estate loans and residential and commercial real estate securities is twenty-five to thirty years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans. The original maturity of our commercial real estate loans is from two to ten years.

For the three and six months ended June 30, 2003 and 2002, the annualized effective yield after taking into account the amortization income or expense due to discounts and premiums and associated credit expenses on our earning assets was 3.35% and 3.33%, and 4.71% and 4.80%, respectively, based on the reported carrying value of the assets. For the three and six months ended June 30, 2003, the average balance of earning assets was $8.5 billion and $8.0 billion, respectively. For the three and six months ended June 30, 2002, the average balance of earning assets was $3.1 billion and $2.8 billion, respectively.

As of June 30, 2003 and December 31, 2002, earning assets consisted of the following:

Residential Real Estate Loans

		June 30, 2003			December 31, 2002

	Held-for-	Held-for-		Held-for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total

Current Face	$712	$9,206,275	$9,206,987	$918	$6,189,756	$6,190,674
Unamortized Discount	(13)	—	(13)	(13)	—	(13)
Unamortized Premium	—	52,605	52,605	1	32,788	32,789

Amortized Cost	699	9,258,880	9,259,579	906	6,222,544	6,223,450
Reserve for Credit Losses	—	(12,159)	(12,159)	—	(8,271)	(8,271)

Carrying Value	$699	$9,246,721	$9,247,420	$906	$6,214,273	$6,215,179

As of June 30, 2003 and December 31, 2002, residential real estate loans with a net carrying value of $184 million and $103 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties. As of June 30, 2003 and December 31, 2002, residential real estate loans with a net carrying value of $9.0 billion and $6.1 billion, respectively, were pledged as collateral under long-term borrowing arrangements through our Sequoia program.

For the six months ended June 30, 2003, we had realized market value gains of $0.7 million from our residential real estate loans through our Consolidated Statements of Income due to the call of Sequoia Mortgage Trust 3 and the subsequent sale of the remaining real estate loans.

Residential Loan Credit-Enhancement Securities

	June 30, 2003	December 31, 2002
	Securities Available-	Securities Available-
(in thousands)	for-Sale	for-Sale

Current Face	$598,134	$559,186
Unamortized Discount	(113,358)	(58,578)
Portion Of Discount Designated As A Credit Reserve	(204,675)	(224,891)

Amortized Cost	280,101	275,717
Gross Unrealized Gains	114,549	79,867
Gross Unrealized Losses	(1,239)	(3,105)

Carrying Value	$393,411	$352,479

We credit enhance pools of high-quality jumbo residential real estate loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. We therefore commit capital that partially “guarantees” or “credit enhances” a securitized pool of real estate loans.

Our residential loan credit-enhancement securities are first loss, second loss, and third loss securities. First loss securities are generally allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a maximum of the principal amount of the first loss security. First loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to our second and third loss securities provide our interests with some protection from losses, as they serve as external credit enhancement. We provided some level of credit enhancement on $52 billion and $59 billion of residential real estate loans securitized by third parties as of June 30, 2003 and December 31, 2002, respectively.

When we purchase residential credit-enhancement interests, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income over the life of the security. Interest income on loans and securities is calculated using the effective yield method based on projected cash flows over the life of the asset. Yields on each asset vary as a function of credit results, prepayment rates, and interest rates. The credit reserves are specific to each residential loan credit-enhancement security.

If future credit losses exceed our prior expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downwards or we may take a mark-to-market earnings charge to write down the basis in the security to current market value to reflect permanent impairment. If future credit losses are less than our prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For the three and six months ended June 30, 2003, we recognized net unrealized and realized market value losses of $0.9 million and $1.5 million, respectively, from our residential loan credit-enhancement securities to reflect permanent impairment. For both the three and six months ended June 30, 2002, we recognized net unrealized and realized market value losses of $1.0 million from our residential loan credit-enhancement securities to reflect permanent impairment.

As of June 30, 2003 and December 31, 2002, no residential loan credit-enhancement securities were pledged as collateral under short-term borrowing arrangements to third parties. As of June 30, 2003 and December 31, 2002, residential loan credit-enhancement securities with a net carrying value of $190 million and $167 million, respectively, were pledged as collateral under long-term securitizations. (see Note 7).

Commercial Real Estate Loans

		June 30, 2003			December 31, 2002

	Held-for-	Held-for-		Held-for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total

Current Face	$19,074	$23,418	$42,492	$19,139	$11,111	$30,250
Unamortized Discount	(895)	(7,075)	(7,970)	(897)	(83)	(980)

Carrying Value	$18,179	$16,343	$34,522	$18,242	$11,028	$29,270

As of June 30, 2003 and December 31, 2002, no commercial real estate loans were pledged as collateral under short-term borrowing arrangements to third parties. As of both June 30, 2003 and December 31, 2002, commercial mortgage loans held-for-investment with a net carrying value of $10 million were pledged as collateral under long-term borrowing arrangements to third parties (see Note 7).

Securities Portfolio

	June 30, 2003	December 31, 2002
	Securities Available-	Securities Available-
(in thousands)	for-Sale	for-Sale

Current Face	$587,038	$339,095
Unamortized Discount	(7,728)	(5,385)
Unamortized Premium	13,674	6,523

Amortized Cost	592,984	340,233
Gross Unrealized Gains	9,344	1,520
Gross Unrealized Losses	(6,751)	(6,056)

Carrying Value	$595,577	$335,697

For the three months ended June 30, 2003, we did not recognize any net unrealized and realized market value gains or losses from our securities portfolio through our Consolidated Statements of Income. For the six months ended June 30, 2003, we recognized net unrealized and realized market value losses of $0.1 million from our securities portfolio through our Consolidated Statements of Income. For the three and six months ended June 30, 2002, we recognized net unrealized and realized market value gains of $0.7 million and $1.5 million, respectively, from our securities portfolio through our Consolidated Statements of Income.

As of June 30, 2003 and December 31, 2002, no securities portfolio assets were pledged as collateral under a warehouse agreement (see Note 6). As of June 30, 2003, securities portfolio assets with a net carrying value of $50 million were pledged as collateral under short-term borrowing arrangements to third parties. As of December 31, 2002, no securities portfolio assets were pledged as collateral under short-term borrowing arrangements to third parties. As of June 30, 2003 and December 31, 2002, securities portfolio assets with a net carrying value of $491 million and $285 million, respectively, were pledged as collateral under long-term securitizations (see Note 7).

NOTE 4. RESERVE FOR CREDIT LOSSES

The reserve for credit losses is for residential real estate loans held-for-investment and is reflected as a component of earning assets on our Consolidated Balance Sheets. The provision for credit losses is recorded as a reduction in interest income on residential real estate loans on our Consolidated Statements of Income. The following table summarizes the activity in the reserve for credit losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2003	2002	2003	2002

Balance at beginning of period	$9,996	$5,481	$8,271	$5,199
Provision for credit losses	2,163	472	3,919	754
Charge-offs	—	—	(31)	—

Balance at end of period	$12,159	$5,953	$12,159	$5,953

NOTE 5. INTEREST RATE AGREEMENTS

We generally attempt to structure our balance sheet to address many of the interest rate risks inherent in our specific assets and liabilities. We enter into certain interest rate agreements with the objective of matching the interest rate characteristics of our assets and liabilities.

We may enter into interest rate agreements consisting of interest rate options, interest rate swaps, interest rate futures, and other types of hedging instruments. We designate our interest rate agreements as trading instruments or cash flow hedges. In general, we use cash flow hedges to hedge our variable interest rate debt payments associated with certain existing and/or future liabilities.

Interest rate options purchased, which include caps and call corridors (options), are agreements that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when a contract is initiated. Purchased interest rate cap agreements provide cash flows to us to the extent that a specific interest rate index exceeds a fixed rate. Purchased interest rate corridor agreements provide cash flows to us to the extent that a specific interest rate falls between two fixed rates. Our credit risk on the purchased options is limited to the carrying value of the option agreements in the event of a default by the counterparty.

Interest rate swaps (swaps) are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most of our swaps involve the exchange of one fixed interest payment for a floating interest payment based on a different index. Most of the swaps require that we provide collateral, such as securities or cash, to the counterparty. Should the counterparty fail to return the collateral, we would be at risk for the fair market value of those assets pledged as collateral.

Interest rate futures are contracts for the delivery of securities or cash in which the seller agrees to deliver on a specified future date, a specified instrument or cash equivalent, at a specified price or yield. Under these agreements, if we have sold the futures, we will generally receive additional cash flows if interest rates rise. Conversely, we will generally pay additional cash flows if interest rates fall. The credit risk on futures is limited by the requirement that the exchange and its members make good on obligations of any member that fails to perform.

Prior to the fourth quarter of 2002, we treated all of our interest rate agreements as trading instruments and recorded any changes in market values through net unrealized and realized market value gains (losses) on our Consolidated Statements of Income. Beginning with the fourth quarter of 2002, we elected hedge accounting treatment on certain interest rate agreements while continuing to account for other interest rate agreements as trading instruments. For both the three and six months ended June 30, 2003, we recognized $0.5 million of net market value losses on our interest rate agreements accounted for as trading instruments on our Consolidated Statements of Income. For both the three and six months ended June 30, 2002, we recognized net market value losses of $1.3 million on these interest rate agreements on our Consolidated Statements of Income.

We report our interest rate agreements at fair value. As of June 30, 2003 and December 31, 2002, the fair value of our interest rate agreements was negative $7.7 million and negative $3.8 million, respectively, and is included in other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets.

The following table shows the fair value of our interest rate agreements as of June 30, 2003 and December 31, 2002.

	June 30,	December 31,
(in thousands)	2003	2002

Interest Rate Agreements Accounted for as Trading Instruments
Interest Rate Caps Purchased	$111	—
Interest Rate Caps Sold	(111)	—
Interest Rate Corridors Purchased	140	—
Treasury Futures Sold	—	$(16)
Interest Rate Agreements Accounted for as Cash Flow Hedges
Interest Rate Corridors Purchased	—	21
Eurodollar Futures Sold	(180)	(276)
Interest Rate Swaps	(7,690)	(3,499)

Total Interest Rate Agreements	$(7,730)	$(3,770)

Changes in the fair value of our cash flow hedges are included in accumulated other comprehensive income on our Consolidated Balance Sheets. This balance is reclassified to our Consolidated Statements of Income over the effective hedge period. In the event the underlying transaction does not occur, we immediately reclassify the entire balance related to the cash flow hedge from our Consolidated Balance Sheets to our Consolidated Statements of Income.

The following table depicts the balances in other comprehensive income as of June 30, 2003 and December 31, 2002 for our cash flow hedges. The $2.2 million of realized net losses included in other comprehensive income represents interest rate agreements designated as cash flow hedges that have expired or terminated. These realized net losses will be reclassified to interest expense over the effective period for the hedged transactions. The $5.3 million of unrealized net losses included in other comprehensive represents interest rate agreements designated as cash flow hedges that are currently outstanding.

	Consolidated Balance Sheets

	Other Comprehensive Income

(in thousands)	June 30, 2003	December 31, 2002

Realized — Closed Transactions:
Realized net gain (loss) included in other comprehensive income	$(2,158)	—
Recognized but Unrealized — Open Transactions:
Unrealized gain (loss) remaining in other comprehensive Income	(5,337)	$(3,082)

Total Other Comprehensive Income on Interest Rate Agreements	$(7,495)	$(3,082)

As of June 30, 2003, certain of our interest rate agreements accounted for as cash flow hedges had expired or terminated and the effective period for the hedged transactions commenced. This caused a portion of our accumulated other comprehensive income to be reclassified to our Consolidated Statements of Income. For the three and six months ended June 30, 2003, we reclassified $0.7 million and $0.8 million, respectively, from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on long-term debt in our Consolidated Statements of Income. We did not have any cash flow hedges that expired or matured during the year ended December 31, 2002. Consequently, at December 31, 2002 there was no existing portion of the balance in accumulated other comprehensive income that was scheduled to be amortized into income or expense.

The following table depicts the activity for the three and six months ended June 30, 2003 for interest rate agreements accounted for as cash flow hedges. The realized net losses on closed transactions represent amounts reclassified from other comprehensive income to interest expense for the effective period on hedged transactions. The net ineffective portion of hedges represents amounts recorded in interest expense to the extent the interest rate agreements are ineffective related to the hedged transaction.

	Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

		Net Unrealized		Net Unrealized
	Interest	and Realized	Interest	and Realized
	Income	Market Value	Income	Market Value
(in thousands)	(Expense)	Gains (Losses)	(Expense)	Gains(Losses)

Realized — Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	$(743)	—	$(827)	—
Net ineffective portion of hedges	(1)	—	(1)	$(8)
Recognized but Unrealized — Open Transactions:
Net ineffective portion of hedges	71	—	76	—

The following table summarizes the aggregate notional amounts of all of our interest rate agreements as well as the credit exposure related to these instruments as of June 30, 2003 and December 31, 2002. The credit exposure reflects the fair market value of any cash and collateral of Redwood Trust held by counterparties. Sequoia did not hold collateral of the third party financial institution for its swap as of June 30, 2003 or December 31, 2002. The cash and collateral held by counterparties are included in restricted cash on our Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2003	2002	2003	2002

Interest Rate Caps Purchased	$40,000	$5,000	—	—
Interest Rate Caps Sold	(40,000)	—	—	—
Interest Rate Corridors Purchased	1,897,844	1,096,899	—	—
Eurodollar Futures Sold	(2,000,000)	(1,000,000)	$1,814	$876
Treasury Futures Sold	—	(1,200)	—	28
Interest Rate Swaps	587,950	525,971	5,961	6,600

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

NOTE 6. SHORT-TERM DEBT

We enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance a portion of our earning assets. We generally intend to use short-term debt only while we accumulate assets prior to issuing long-term debt to finance real estate loan assets to maturity.

As of June 30, 2003, we had $218 million of short-term debt outstanding with a weighted-average borrowing rate of 1.57% and a weighted-average remaining maturity of 130 days. This debt was collateralized with $184 million of residential real estate loans and $50 million of securities. As of December 31, 2002, we had $100 million of short-term debt outstanding with a weighted-average borrowing rate of 1.94% and a weighted-average remaining maturity of 162 days. This debt was collateralized with $103 million of residential real estate loans.

As of June 30, 2003 and December 31, 2002, the short-term debt had the following remaining maturities:

(in thousands)	June 30, 2003	December 31, 2002

Within 30 days	$42,523	—
31 to 90 days	—	$5,645
Over 90 days	175,161	94,069

Total Short-Term Debt	$217,684	$99,714

For both the three and six months ended June 30, 2003, the average balance of short-term debt was $0.3 billion with a weighted-average interest cost of 2.19% and 2.05%, respectively. For both the three and six months ended June 30, 2002, the average balance of short-term debt was $0.9 billion, with a weighted-average interest cost of 2.37% and 2.25%, respectively. The maximum balance outstanding for the three and six months ended June 30, 2003 was $0.6 billion and $0.8 billion, respectively. The maximum balance outstanding for both the three and six months ended June 30, 2002 was $1.2 billion. Through June 30, 2003, we were in compliance with all of our debt covenants for all of our short-term borrowing arrangements and credit facilities.

As of both June 30, 2003 and December 31, 2002, we had uncommitted facilities with credit lines in excess of $4 billion for financing AAA and AA-rated residential real estate securities. As of June 30, 2003, we had borrowings under these facilities of $43 million. As of December 31, 2002, we did not have any borrowings under these uncommitted facilities. Borrowings under these facilities bear interest based on a specified margin over one-month LIBOR. As of June 30, 2003, the weighted average borrowing rate under these facilities was 1.32%. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financings.

As of both June 30, 2003 and December 31, 2002, we had short-term facilities with three Wall Street firms totaling $1.4 billion to fund residential real estate loans. As of June 30, 2003 and December 31, 2002, we had borrowings under these facilities of $175 million and $100 million, respectively. Borrowings under these facilities bear interest based on a specified margin over one-month LIBOR. As of June 30, 2003 and December 31, 2002, the weighted average borrowing rate under these facilities was 1.63% and 1.94%, respectively. These facilities expire between September 2003 and June 2004. We will likely seek to renew these facilities and may pursue additional facilities and do not anticipate any problems in doing so at this time.

In June 2003, we entered into a warehouse agreement and an engagement letter with a Wall Street firm designed to enable us to pursue the issuance of a collateralized debt obligation (CDO). This agreement expires in March 2004 or upon the issuance of a CDO. We had no borrowings under this agreement as of June 30, 2003.

As of June 30, 2003, we had three master repurchase agreements with three Wall Street firms totaling $120 million. At December 31, 2002, we had five master repurchase agreements with two banks and two Wall Street firms totaling $200 million. These facilities are intended to finance residential real estate loan securities with lower-than-investment-grade ratings. In addition to these committed facilities, we may also finance residential real estate loan securities with lower-than-investment-grade ratings through non-committed borrowing arrangements. As of both June 30, 2003 and December 31, 2002, we had no borrowings under these committed and non-committed facilities. Borrowings under these facilities bear interest based on a specified margin over one-month LIBOR. Two of the committed facilities expire in October 2003 and June 2004. The termination date for the third committed facility is in November 2003; however, certain funding transactions could have termination dates after this date. During the first six months of 2003 we chose not to renew two of these facilities. We do not anticipate any problems renewing other facilities if needed, but we may not seek to renew other facilities as they expire.

NOTE 7. LONG-TERM DEBT

Through securitizations we issue long-term debt in the form of collateralized mortgage-backed securities. Each series of long-term debt consists of various classes at variable and fixed rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the related bond collateral. Each series is also subject to redemption according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of a long-term debt series is likely to occur earlier than its stated maturity.

Sequoia long-term debt is secured by residential real estate loans and residential real estate loan mortgage-backed securities (Sequoia bond collateral). The Sequoia bond collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential real estate loans secured by first liens on one to four-family residential properties. All Sequoia bond collateral is pledged to secure repayment of the related Sequoia long-term debt obligation. During the three and six months ended June 30, 2003, we issued $2.3 billion and $3.4 billion, respectively, in Sequoia long-term debt to fund residential real estate loans. During both the three and six months ended June 30, 2002, we issued $1.1 billion in Sequoia long-term debt to fund residential real estate loans. During both the three and six months ended June 30, 2003, we did not issue any Sequoia long-term debt secured by residential real estate loan securities. During both the three and six months ended June 30, 2002, we issued $80 million in Sequoia long-term debt secured by residential real estate loan securities.

Acacia long-term debt is secured by residential and commercial real estate loan mortgage-backed securities (Acacia bond collateral). All Acacia bond collateral is pledged to secure repayment of the related Acacia long-term debt obligation. During both the three and six months ended June 30, 2003, we issued $281 million in Acacia long-term debt secured by residential and commercial real estate loan securities. During both the three and six months ended June 30, 2002, we did not issue any Acacia long-term debt.

Commercial long-term debt is secured by one adjustable-rate commercial real estate loan (commercial loan collateral) with a maturity date in 2003, which is secured by a first lien on the related commercial real estate property reported on our Consolidated Balance Sheets as real estate loans held-for-investment.

Our exposure to loss on the Sequoia bond collateral, Acacia bond collateral, and the commercial loan collateral is limited to our net investment, as the residential and commercial long-term debt are non-recourse to Redwood Trust.

As required by the governing documents related to each series of long-term debt, the Sequoia and Acacia bond collateral is held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) on the bond collateral and make corresponding principal and interest payments on the long-term debt. Obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to Redwood Trust.

The components of the collateral for our long-term debt are summarized as follows:

(in thousands)	June 30, 2003	December 31, 2002
Residential Real Estate Loans:
Residential Real Estate Loans held-for-sale	$97	$174
Residential Real Estate Loans held-for-investment	9,029,464	6,065,582
Residential Loan Credit-Enhancement Securities available-for-sale	190,111	167,400
Securities Portfolio Securities available-for-sale	491,089	284,514
Restricted cash	8,819	3,118
Accrued interest receivable	21,142	15,900

Total Residential Collateral	$9,740,722	$6,536,688
Commercial Real Estate Loans held-for-investment	$9,629	$9,662

Total Long-Term Debt Collateral	$9,750,351	$6,546,350

The components of the long-term debt as of June 30, 2003 and December 31, 2002 along with other selected information are summarized below:

(in thousands)	June 30, 2003	December 31, 2002
Sequoia Long-Term Debt	$8,977,906	$6,119,720
Acacia Long-Term Debt	568,631	285,000
Commercial Long-Term Debt	8,255	8,283
Unamortized premium on Long-Term Debt	17,204	5,184
Deferred bond issuance costs	(29,365)	(21,167)

Total Long-Term Debt	$9,542,631	$6,397,020

Range of weighted-average interest rates, by series – Sequoia	1.36% to 5.84%	1.74% to 5.73%
Stated Sequoia maturities	2024-2039	2024-2039
Number of Sequoia series	16	12
Range of weighted-average interest rates, by series – Acacia	2.09% to 2.20%	2.23%
Stated Acacia maturities	2018-2038	2018-2037
Number of Acacia series	2	1
Weighted-average interest rates – Commercial	8.63%	8.63%
Stated commercial maturities	2003	2003
Number of commercial series	1	1

For the three and six months ended June 30, 2003, the average balance of Sequoia long-term debt was $7.4 billion and $6.9 billion, respectively. For the three and six months ended June 30, 2002, the average balance of Sequoia long-term debt was $1.8 billion and $1.5 billion, respectively. For the three and six months ended June 30, 2003, the average effective interest cost for Sequoia long-term debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 1.91% and 1.95%, respectively. For the three and six months ended June 30, 2002, the average effective interest cost for Sequoia long-term debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 2.81% and 3.01%, respectively. As of both June 30, 2003 and December 31, 2002, accrued interest payable on Sequoia long-term debt was $4.7 million and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets.

For both the three and six months ended June 30, 2003, the average balance of Acacia long-term debt was $0.4 billion. For both the three and six months ended June 30, 2003, the average effective interest cost for Acacia long-term debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 2.48%. As of June 30, 2003 and December 31, 2002, accrued interest payable on Acacia long-term debt was $1.8 million and $0.6 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets.

For both the three and six months ended June 30, 2003, the average balance of commercial long-term debt was $8 million. For the three and six months ended June 30, 2002, the average balance of commercial long-term debt was $26 million and $23 million, respectively. For the three and six months ended June 30, 2003, the average effective interest cost for commercial long-term debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 9.48% and 9.44%, respectively. For the three and six months ended June 30, 2002, the average effective interest cost for commercial long-term debt (as adjusted for the amortization of bond premium, deferred bond issuance costs, and other related expenses) was 6.39% and 6.00%, respectively.

NOTE 8. TAXES

As a REIT, Redwood Trust can deduct dividends paid from REIT taxable income and thus, effectively, may not be subject to income taxes. However, a REIT can retain up to 10% of its taxable income and still maintain its REIT status. We currently plan to retain up to 10% of our 2003 REIT taxable income, and will therefore be subject to corporate level taxes on this retained income for the 2003 calendar tax year. Holdings, Redwood Trust’s taxable subsidiary, is subject to corporate income taxes on 100% of its taxable income.

Our current provision for corporate income taxes for Redwood Trust for the three and six months ended June 30, 2003 was $1.3 million and $2.5 million, respectively. For the three and six months ended June 30, 2002, we did not have a provision for corporate income taxes because we did not plan to nor did we permanently retain any of our 2002 REIT taxable income.

The current provision for income taxes for Holdings for the three and six months ended June 30, 2003, was $145,000 and $225,000, respectively. The current provision for Holdings for both the three and six months ended June 30, 2002 was $3,200. California Revenue and Tax Code Section 24416.3 caused the deduction for California net operating loss (NOL) carryforwards to be suspended for the tax years 2002 and 2003. In addition, this regulation states that for any California carryforward of a NOL for which a deduction is denied by reason of the suspension, the carryforward period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002. No additional Federal tax provision for Holdings was recorded for the three and six months ended June 30, 2003 and 2002, as taxable income reported for these periods was offset by Federal net operating loss carryforwards from prior years.

Due to the uncertainty of realization of NOLs, no deferred tax benefit has been recorded for Holdings. A valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards, and other future temporary deductions as of June 30, 2003 and December 31, 2002. As of June 30, 2003 and December 31, 2002, Holdings had net operating loss carryforwards of approximately $22.2 million and $24.4 million for Federal tax purposes, respectively. At both June 30, 2003 and December 31, 2002, Holdings had net operating loss carryforwards of approximately $15.8 million for state tax purposes. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while most of the state loss carryforwards expire between 2005 and 2010.

For the 2002 tax year, our distributions declared before calendar year-end and distributed on or before January 31, 2003 were less than 85% of REIT taxable income in the 2002 calendar year requiring us to incur a 4% excise tax provision on the shortfall. For the 2003 tax year, our distributions declared before calendar year-end and distributed on or before January 31, 2004 may be less than 85% of REIT taxable income in the 2003 calendar year, given our current plans. If this occurs, we would incur a 4% excise tax provision on the shortfall. For the six months ended June 30, 2003, we incurred a provision for excise tax of $0.9 million, which is reflected as a component of operating expenses on the Consolidated Statements of Income. As of June 30, 2003 and December 31, 2002, accrued excise tax payable was $0.9 million and $1.0 million, respectively, and is reflected as a component of accrued expenses and other liabilities on the Consolidated Balance Sheets.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of our financial instruments as of June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Real Estate Loans
Residential: held-for-sale	$699	$699	$906	$906
Residential: held-for-investment	9,246,721	9,274,768	6,214,273	6,227,385
Commercial: held-for-sale	18,179	18,190	18,242	18,242
Commercial: held-for-investment	16,343	16,343	11,028	11,111
Real Estate Loan Securities
Credit Enhancement Portfolio: available-for-sale	393,411	393,411	352,479	352,479
Securities Portfolio: available-for-sale	595,577	595,577	335,697	335,697
Interest Rate Agreements	(7,730)	(7,730)	(3,770)	(3,770)
Liabilities
Short-Term Debt	217,684	217,684	99,714	99,714
Long-Term Debt	9,542,631	9,571,725	6,397,020	6,390,988

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value due to the short-term nature of these accounts.

NOTE 10. STOCKHOLDERS’ EQUITY

Class B 9.74% Cumulative Convertible Preferred Stock

On August 8, 1996, we issued 1,006,250 shares of Class B Preferred Stock. The preferred stock paid a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares of the common stock into which the preferred stock was convertible. The preferred stock ranked senior to the Redwood Trust common stock as to the payment of dividends and liquidation rights. The liquidation preference entitled the holders of the preferred stock to receive $31.00 per share plus any accrued dividends before any distribution was made on the common stock.

Each share of the Preferred Stock was convertible at the option of the holder at any time into one share of common stock. As of December 31, 2002, 96,732 shares of the preferred stock had been converted into 96,732 shares of common stock. Effective October 1, 1999, we could redeem the preferred stock (i) for one share of common stock, plus accumulated, accrued and unpaid dividends through the end of the prior dividend period, provided that for 20 trading days within a period of 30 consecutive trading days, the closing price of the common stock equaled or exceeded the Conversion Price of $31.00 per share or (ii) for cash at a redemption price of $31.00 per share, plus any accumulated, accrued and unpaid dividends through the date of redemption. On May 2, 2003, we redeemed all outstanding shares of preferred stock by converting those shares into shares of common stock.

Stock Option Plan

In March 2002, we adopted our Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors that was approved by our shareholders in May 2002. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (Awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four year period. Non-

employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit our compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of June 30, 2003 and December 31, 2002, 372,491 and 431,296 shares of common stock, respectively, were available for grant.

Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of June 30, 2003 and December 31, 2002, 547,897 and 535,297 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

As of both June 30, 2003 and December 31, 2002, 28,000 shares of restricted stock had been granted to two officers of Redwood Trust. As of June 30, 2003 and December 31, 2002, restrictions on 15,750 and 12,250 of these shares had lapsed, respectively. The restrictions on the remaining 12,250 shares lapse in equal increments on the first day of each calendar quarter from July 1, 2003 through January 1, 2005. No other restricted shares had been awarded.

Redwood Trust has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent we increase our REIT taxable income, and thus our REIT dividend distribution requirement, stock and cash DER expenses may increase. For the three and six months ended June 30, 2003, we accrued cash and stock DER expenses of $3.6 million and $6.3 million, respectively. For the three and six months ended June 30, 2002, we accrued cash and stock DER expenses of $1.7 million and $2.9 million, respectively. Stock and cash DERs are included in operating expenses in our Consolidated Statements of Income.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options and are considered to be variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In addition to the stock DER expense on these options, for the three and six months ended June 30, 2003, we recognized variable stock option expense of $1.5 million and $2.4 million, respectively. For the three and six months ended June 30, 2002, we recognized variable stock option expense of $0.8 million and $1.3 million, respectively. This expense is included in operating expenses on our Consolidated Statements of Income.

Stock DERs are accrued based on an estimate of our common stock dividend requirements. As of June 30, 2003 and December 31, 2002, there were 201,515 and 192,445 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of our common stock dividend requirements. As of June 30, 2003 and December 31, 2002, there were 1,552,492 and 1,529,051 unexercised options with cash DERs under the Plan, respectively. As of June 30, 2003 and December 31, 2002, there were 141,706 and 148,286 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan as of June 30, 2003 and changes during the three and six months ending on that date is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
(in thousands, except share data)	Shares	Price	Shares	Price

Outstanding options at beginning of period	1,874,171	$22.82	1,869,782	$22.87
Options granted	26,400	$35.48	27,600	$35.20
Options exercised	(7,567)	$18.97	(9,593)	$18.68
Options forfeited	(1,146)	$21.88	(1,146)	$21.88
Dividend equivalent rights earned	3,855	—	9,070	—

Outstanding options at end of period	1,895,713	$22.96	1,895,713	$22.96

Deferred Compensation Plan

In May 2002, our Board of Directors approved the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with Redwood Trust. As of June 30, 2003 and December 31, 2002, $1.0 million and $0.5 million, respectively, had been deferred under the Deferred Compensation Plan. The Deferred Compensation Plan allows for the investment of deferrals in either an interest crediting account or deferred stock units. As of June 30, 2003, 25,417 deferred stock units had been granted. As of December 31, 2002, there were no deferrals invested in deferred stock units.

Employee Stock Purchase Plan

In May 2002, our common shareholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood Trust through the purchase of shares of common stock at a discount. A maximum of 100,000 shares of common stock may be purchased under the ESPP. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. For 2002, the offering period started on July 1st and consisted of two quarterly purchase periods. For 2003 and beyond, the offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods. For the three and six months ended June 30, 2003, employees acquired an aggregate of 1,957 and 3,853 shares, respectively, of common stock at an average purchase price of $23.62 per share under this Plan. As of June 30, 2003 and December 31, 2002, there remained a negligible amount of uninvested employee contributions in the ESPP.

Common Stock Repurchases

Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of common stock during the three and six months ended June 30, 2003 and 2002. As of June 30, 2003, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

Common Stock Issuances

For the three and six months ended June 30, 2003, we issued 305,066 and 629,481shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $10.6 million and $19.8 million, respectively. For the three and six months ended June 30, 2002, we issued 414,621 and 653,740 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $11.5 million and $17.4 million, respectively. For the three and six months ended June 30, 2002, we completed secondary offerings of 575,000 and 2,300,000 shares, respectively, of common stock for net proceeds of $14.9 million and $55.3 million, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In June 2003, we entered into a warehouse agreement with a Wall Street firm to facilitate the accumulation of securities for a future CDO.

As of June 30, 2003, we had unsettled trades for the acquisition of $301 million of residential real estate loans and $16 million of residential and commercial real estate loan securities for settlement in July 2003.

As of June 30, 2003, Redwood Trust was obligated under non-cancelable operating leases with expiration dates through 2013. The total future minimum lease payments under these non-cancelable leases are $9.3 million and are expected to be paid as follows: 2003 - $0.7 million; 2004 - $1.3 million; 2005 - $1.3 million; 2006 - $0.9 million; 2007 - $0.7 million; 2008 - $0.7 million; 2009 - $0.8 million; 2010 - $0.8 million; 2011 - $0.9 million; 2012 - $0.9 million; 2013 - $0.3 million. The majority of the future lease payments are related to a new operating lease for our executive offices that we plan to move into in the third quarter of 2003. The new address of our principal executive offices will be as follows:

Redwood Trust, Inc.
One Belvedere Place, Suite 300
Mill Valley, CA 94941

NOTE 12. SUBSEQUENT EVENTS

In July 2003, we issued $0.5 billion of long-term debt through Sequoia Mortgage Trust 2003-4, a trust established by Sequoia. In July 2003, we also issued $1.0 billion of long-term debt through Merrill Lynch Mortgage Investors Trust 2003-D. This debt is collateralized by pools of adjustable-rate residential real estate loans. The proceeds received from this issuance were used to acquire loans and pay down a portion of our short-term debt.

In August 2003, our Board of Directors declared a regular cash dividend for common shareholders of $0.65 per share for the third quarter of 2003. The common cash dividends are payable on October 21, 2003 to shareholders of record on September 30, 2003. These third quarter dividends include distributions of our remaining 2002 REIT taxable income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding Consolidated Financial Statements and Notes as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statutory “safe harbor” applies to “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements inherently involve certain risks and uncertainties. Any matter discussed in this document that is not historical fact or contains estimates may constitute a forward-looking statement. Although we continuously update and revise our estimates, it is not practical to publish all such revisions and, thus no one should assume that any estimates or the results or trends projected in or contemplated by any forward-looking statements would prove to be accurate in the future. Forward-looking statements can be identified by the presence of words such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or similar words and terminology. Actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors, including, among other things: changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. For a discussion of risk factors, readers should review our Annual Report on Form 10-K for the year ended December 31, 2002. This form 10-Q may contain certain data based on information obtained from third-party service providers.

SUMMARY AND OUTLOOK

Redwood Trust invests in real estate loans, both in whole loan and in securitized form. Our largest investment is in high-quality residential real estate loans. We also invest in commercial real estate loans and various types of residential and commercial real estate loan securities. Our primary source of revenue is monthly loan payments made by homeowners and property owners on their loans, and our primary expense is the cost of borrowed funds. Redwood Trust is structured as a Real Estate Investment Trust (REIT) and therefore the majority of our taxable income (exclusive of income earned in taxable subsidiaries) is distributed to shareholders as dividends.

Our earnings as calculated in accordance with Generally Accepted Accounting Principles (GAAP) were $22.2 million, or $1.21 per share, for the second quarter of 2003, and $37.1 million, or $2.09 per share, for the first half of the year. Our core earnings totaled $20.8 million, or $1.13 per share, in the second quarter of 2003 and $35.7 million, or $2.01 per share, for the first half of the year. (Core earnings is not a measure of earnings in accordance with GAAP but is an additional measure that we feel provides relevant and useful information regarding our results. Core earnings is calculated as GAAP earnings less mark-to-market adjustments.)

Our dividends for common shareholders totaled $11.6 million, or $0.65 per share, for the second quarter of 2003 and $22.4 million, or $1.30 per share, for the first six months of the year.

In the second quarter of 2003, we made new investments of $2.2 billion in high-quality jumbo adjustable-rate residential real estate loans, $11 million in residential loan credit-enhancement securities, $3 million in commercial real estate loans, and $238 million in other residential and commercial real estate loan securities. These investments were funded with the issuance of non-recourse long-term debt through securitization transactions, short-term borrowings, new equity sourced through our Direct Stock Purchase and Dividend Reinvestment Program, and cash flow from our existing portfolios.

Our earnings during the first half of 2003 benefited from rapid prepayments of fixed-rate and hybrid loans in the loan pools that underlie a portion of our residential loan credit-enhancement securities. These rapid prepayments increase our cash flows and yields on these securities. If faster prepayments continue, we will be faced more quickly than we expected with the challenge of reinvesting the capital currently employed in these assets. While we are confident in our ability to source attractive real estate loan investment opportunities, we believe it is unlikely we will be able to acquire or create replacement assets at prices that will allow us to realize yields similar to the unexpectedly high yields we are currently realizing from our existing portfolio. If prepayments on loans underlying our credit enhancement portfolio slow, the average life of some of our existing assets may increase, allowing us to generate earnings from these assets for a longer period of time.

Over the next two years, an increasing amount of our more seasoned assets will be reaching the date at which they could be called. Assets eligible to be called may or may not be called in a timely manner. Most of the assets we own that could be called in the next few years are assets we own at a discount. Calls of these assets would create a realized gain on sale, increasing GAAP and taxable income. Core income, which does not include mark-to-market gains, would initially be unaffected but may decline over time to the extent that reinvestment alternatives are less attractive compared to the assets being called. Income from calls could be substantial in the next two years if current prepayment rates continue, assuming callable assets are indeed called in a timely manner. To the extent that mortgage prepayments slow, the date at which these assets can initially be called will be delayed.

We have benefited this year from favorable credit results and decreasing short-term interest rates. These trends may not endure. If credit losses increase, our yields may decrease and we may also experience mark-to-market expenses. As intermediate and long-term interest rates rise, our supply of attractive investment opportunities may decrease as we would expect mortgage originations to slow. We are currently experiencing stronger competition and higher prices on certain real estate loan assets.

Although we are facing certain challenges that may keep us from maintaining our current level of earnings, we believe the long-term outlook for our business remains favorable and that we have competitive advantages that should allow us to maintain a profitable position and sustain our dividend. Our earnings may vary from quarter to quarter from fluctuations in interest rates, prepayments, market values, and other factors; however, we believe we can effectively manage these risks and are well balanced from an asset/liability management perspective to generate long-term returns. In our opinion, our biggest risk is that of default on our high-quality jumbo residential real estate loans. If defaults were to increase dramatically, our returns would suffer. Conversely, if our defaults remain at very low levels, we will benefit over the long term. (see Item 3, “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”).

Our primary goal in managing Redwood’s operations is to do our best to ensure that our regular dividend rate for common shareholders remains sustainable in the long run from the cash flows generated by our assets. We believe that our regular quarterly dividend rate of $0.65 per common share is reasonably likely to be sustainable, given our current expectations for cash flow generation and other factors.

If our REIT taxable income continues at levels consistent with the first half of 2003, our special dividend distributions in the next twelve months will likely be substantial relative to our regular dividend rate and special dividends we have paid in the past.

We continue to increase our staff and make material investments in building our operating capabilities and expertise. Although our operating expenses are increasing, we believe our operations are continuing to become more productive and capable of handling a larger scale of activity.

WEB SITE INFORMATION AND SUPPLEMENTAL FINANCIAL DATA

In addition to this discussion and analysis of financial condition and results of operations, we have provided supplemental financial data that is available on our web site at www.redwoodtrust.com.

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

Classification of Earning Assets

The residential and commercial real estate loans and securities we own make up the majority of our “earning assets”. Our residential and commercial real estate loans are classified as either “held-for-investment” or “held-for-sale”. Those loans classified as held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for loan losses. Loans classified as held-for-sale are carried at the lower of cost or market value. Our securities are classified as “available-for-sale” or “trading” and, as such, are carried at their estimated fair value.

Establishing Valuations and Accounting for Changes in Valuations

We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Valuations of our residential real estate loans held-for-sale are generally done on a pool basis while valuations of our commercial real estate loans held-for-sale, securities classified as trading, and securities available-for-sale are done on an asset-specific basis. We believe the estimates we use accurately reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

In addition to our valuation processes, we are active acquirers and occasional sellers of the assets and interest rate agreements we own. Thus, we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets in our portfolio. In addition, we generally use third party sources to validate our estimates.

Valuation adjustments to our real estate loans held-for-sale and our trading securities are reported as net unrealized and realized market value gains (losses) on our Consolidated Statements of Income in the applicable period of the adjustment. In general, adjustments to the fair value of our securities available-for-sale are reported through our balance sheet as a component of accumulated other comprehensive income in Stockholders’ Equity within the cumulative unrealized gains and losses classified as accumulated other comprehensive income. The exception to this treatment of our securities available-for-sale is when a specific impairment is identified or a decrease in fair value results from a change in estimated cash flows that may be considered an other-than-temporary change. In such cases, the resulting decrease in fair value is recorded as net unrealized and realized market value gains (losses) on our Consolidated Statements of Income in the applicable period of the adjustment.

We review our fair value calculations on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our existing assumptions relative to our and the market’s expectations of future events and make adjustments to the assumptions that may change our market values and yields. Changes in perceptions regarding future events can have a material impact on the value of our assets. Should such changes, or other factors, result in significant changes in the market values, our net income and/or book value could be adversely affected.

Revenue Recognition

When recognizing revenue on our earning assets, we employ the effective yield method to account for purchase premiums, discounts, and other net capitalized fees or costs associated with purchasing and financing our real estate loans and securities. The use of this method requires us to project cash flows over the remaining life of each asset and certain liabilities. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

Under the effective yield method, decreases in our credit loss assumptions imbedded in our cash flow forecasts could result in increasing yields being recognized from our current portfolio of residential loan credit-enhancement securities. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method.

Credit Reserves

The method that we use to account for future credit losses depends upon the type of assets we own.

The credit reserve for our residential real estate loans is established by taking credit provisions through our Consolidated Statements of Income. The provision amounts are the result of estimates of collective loan impairment based on historical charge-off experience, current conditions, and adjustments to historic conditions. Our collective loan impairment evaluation may consider several components including, but not limited to, such factors as the age of loans, underwriting standards, business climate, economic conditions, geographic considerations, past performance of similar loans and other observable data including our extensive industry experience.

The credit reserve for our residential loan credit-enhancement securities is a designated component of the purchase discount. Our residential loan credit-enhancement securities generally have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential mortgage loans. As a result of these characteristics, we generally purchase our credit-enhancement securities at a deep discount. Based upon cash flow projections, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment.

The credit reserve for our commercial loans is established based on expected credit losses associated with individually impaired loans at the time an expected loss becomes probable and can be reasonably estimated. For certain commercial loans purchased at a discount to the face value of the loan, the credit reserve is a designated component of the purchase discount calculated at the time of purchase, subject to ongoing review.

Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus no credit reserves have been established to date for these assets. For other assets in our securities portfolio where credit losses are anticipated, we establish an appropriate reserve given the credit trends and market outlook for those assets, on an individual asset basis.

Actual credit losses and the timing of these losses – for all of our earning assets – may differ from our estimated losses. Although we continually review and update, as appropriate, all of our assumptions, there can be no assurance that our assumptions used to estimate credit losses, cash flows, fair values, and effective yields will prove to be correct as interest rates, economic conditions, real estate conditions, and the market’s perception of the future constantly change.

Accounting for Derivatives Instruments (Interest Rate Agreements)

We incorporate the use of derivative instruments to manage certain risks such as market value risk and interest rate risk. The derivative instruments we employ may include, but are not limited to, interest rate swaps, interest rate options, options on swaps, futures contracts, options on futures contracts, options on forward purchases, and other similar derivatives. We collectively refer to these derivative instruments as “interest rate agreements”.

On the date the interest rate agreement is entered into, we designate the interest rate agreement as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument).

Prior to the fourth quarter of 2002, we chose not to seek specific “hedge” accounting treatment for any of our interest rate agreements and therefore all of our derivative instruments were designated as trading instruments and were recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in net unrealized and realized market value gains (losses) on the Consolidated Statements of Income. In the fourth quarter of 2002, we elected hedge accounting for certain of our interest rate agreements. Accordingly, specific instruments are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in accumulated other comprehensive income on the Consolidated Balance Sheets. Any ineffective portions of the cash flow hedges are included in the Consolidated Statements of Income.

We may discontinue hedge accounting prospectively when we determine (1) that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) it is no longer probable that the forecasted transaction will occur; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) that designating the derivative as a hedging instrument is no longer appropriate.

RESULTS OF OPERATIONS

GAAP earnings for the second quarter and six months ended June 30, 2003 were $22.2 million and $37.1 million, respectively. Core earnings of $1.13 per share for the second quarter of 2003 represents a 28% increase over first quarter 2003 core earnings and a 41% increase over the second quarter of 2002. The table below reconciles GAAP earnings to core earnings.

Table 1
GAAP Earnings and Core Earnings
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

GAAP Earnings	$22,212	$13,802	$37,144	$25,021
Asset Mark-to-Market Gains	(2,941)	(2,045)	(3,859)	(2,920)
Variable Stock Option M-t-M Losses	1,490	789	2,438	1,332

Core Earnings	$20,761	$12,546	$35,723	$23,433
Average Diluted Shares Outstanding	18,433,165	15,747,048	17,730,304	14,920,053
GAAP Earnings Per Share	$1.21	$0.88	$2.09	$1.68
Core Earnings Per Share	$1.13	$0.80	$2.01	$1.57

Core earnings is not a measure of earnings in accordance with GAAP. Core earnings is calculated as GAAP earnings from ongoing operations less mark-to-market adjustments (which include realized and unrealized gains and losses on certain assets, interest rate agreements, and variable stock options). We believe that core earnings provides relevant and useful information regarding our results of operations in addition to GAAP measures of performance. This is, in part, because market valuation adjustments on only a portion of our assets and stock options and none of our liabilities are recognized through our Consolidated Statements of Income under GAAP, and thus GAAP valuation adjustments may not be fully indicative of changes in market values on our balance sheet as a whole or a reliable guide to our current operating performance. Furthermore, gains or losses realized upon sales of assets vary based on portfolio management decisions; a sale of an asset for a gain or a loss may or may not affect our ongoing earnings from operations. Because all companies and analysts do not calculate non-GAAP measures such as core earnings in the same fashion, core earnings as calculated by us may not be comparable to similarly titled measures reported by other companies.

Net Interest Income

Net interest income was $29.6 million in the second quarter of 2003 and $53.8 million for the first half of the year as compared with $17.8 million and $32.9 million for the comparable periods of 2002. Although net interest income growth is generally related to the growth in our net employed equity capital, during the first two quarters of 2003 we have also benefited from fast prepayment rates on loans underlying our residential loan credit-enhancement securities. In addition, we continued to benefit from improved asset mix, declining interest rates, and strong credit results.

Table 2
Net Interest Income
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Total Interest Income	$71,426	$36,252	$132,551	$66,968
Interest Expense	(41,802)	(18,489)	(78,735)	(34,091)

Net Interest Income	$29,624	$17,763	$53,816	$32,877

Interest Income

Our total interest income was $71.4 million in the second quarter of 2003, an increase from the $36.3 million in the second quarter of 2002. Total interest income was $132.6 million in the first half of 2003, an increase from the $67.0 million earned in the first half of 2002.

Table 3
Total Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Income	$68,799	$37,267	$132,288	$71,244
Net Discount (Premium) Amortization	4,790	(543)	4,182	(3,522)
Credit Provision Expense	(2,163)	(472)	(3,919)	(754)

Total Interest Income	$71,426	$36,252	$132,551	$66,968
Average Earning Assets	$8,523,925	$3,080,165	$7,961,868	$2,790,972
Yield on Earning Assets	3.35%	4.71%	3.33%	4.80%

Interest income increased from 2002 due to the growth in earning assets. This growth offset a decline in yields on our adjustable-rate real estate assets (the majority of which are residential real estate loans) where the yields have decreased with falling interest rates over the past several quarters. Yields on our residential loan credit-enhancement securities have increased during 2003 due to strong credit results and faster prepayments resulting in more discount amortization.

To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

Table 4
Residential Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Income	$47,299	$19,601	$89,613	$33,726
Average Balance	$7,670,484	$2,201,384	$7,150,898	$1,874,988
Yield	2.47%	3.56%	2.51%	3.60%

Net interest income on our residential real estate loans has increased as a result of higher average balances, partially offset by lower yields. Average balances have increased due to our increased rate of loan acquisitions. Yields on our residential real estate loans have continued to trend down as most of our residential loans have coupon rates that adjust each month or each six months as a function of the one or six-month London InterBank Offered Rate (LIBOR). Generally, short-term interest rates have been adjusting lower over the past few years. Through the second quarter of 2003, the coupon rates on our variable rate loans continued to reset downwards reflecting a lagged response to the decline in short-term interest rates.

Residential Loan Credit-Enhancement Securities

Table 5
Residential Loan Credit-Enhancement Securities – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Income	$17,977	$9,006	$31,670	$15,701
Average Balance	$279,010	$238,282	$278,676	$220,013
Yield	25.77%	15.12%	22.73%	14.27%

Total interest income recognized from our residential loan credit-enhancement securities increased significantly during the first two quarters of 2003 primarily due to an increase in yields as well as an increase in our net investment in these securities.

The yield on our investment in residential loan credit-enhancement securities increased to 26% in the second quarter of 2003 as a result of faster prepayments of fixed-rate and hybrid loans underlying the credit-enhancement securities. The increase from prior periods also relates to a decrease in anticipated credit losses and a delay of the timing of anticipated credit losses on certain residential loan credit-enhancement securities.

We receive interest payments each month on the outstanding principal of our residential loan credit-enhancement securities. In addition, these securities are generally purchased at significant discounts. In such cases, the face value of the securities exceed our carrying value of the asset with the difference either designated as an internal credit reserve or as purchase discount to be accreted into income over time based on the effective yield method. The income we recognize is based on estimates of the present value of the cash flows we expect to receive from these securities and, as a result, the yields we recognize will increase or decrease depending on changes in expectations for credit losses, prepayment rates and other factors. For example, decreases in credit loss expectations or increases in our anticipated prepayment rates would tend to increase realized yields. In contrast, increases in our credit loss expectations and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method.

Commercial Real Estate Loans

Table 6
Commercial Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Income	$960	$1,233	$1,776	$2,507
Average Balance	$33,138	$49,369	$32,020	$49,768
Yield	11.59%	9.99%	11.09%	10.07%

The yield on our commercial real estate loan portfolio during the second quarter and the first half of 2003 was higher than the yield during the corresponding periods in 2002 due to a payoff of two lower-yielding loans at the end of the fourth quarter of 2002 and increased investments in higher-yielding commercial real estate participations. All of our adjustable-rate commercial real estate loans have interest rate floors; thus, recent changes in interest rates have had little effect on the yields of these loans.

Securities Portfolio

Table 7
Securities Portfolio – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Income	$5,057	$6,222	$9,249	$14,736
Average Balance	$453,546	$529,843	$407,073	$602,861
Yield	4.46%	4.70%	4.54%	4.89%

The decreases in interest income on our securities portfolio from corresponding periods in the prior year were primarily a result of changes in average balances and lower yields. Yields for our securities portfolio decreased compared to 2002 as the coupon rates on our variable rate securities continued to reset downwards, reflecting a lagged response to the decline in short-term interest rates. In addition, the yields on new fixed-rate and hybrid securities have generally been trending lower.

Interest Expense

Our reported cost of borrowed funds continued to fall as the interest rates on our borrowings adjusted to the decrease in short-term interest rates. Our average reported debt levels continued to rise as we acquired residential loans and issued non-recourse long-term debt to fund these acquisitions; during the first and second quarters of 2003, we issued $1.0 billion and $2.6 billion, respectively, of additional long-term debt.

Table 8
Interest Expense
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest Expense on Long-Term Debt	$40,163	$12,894	$75,156	$23,555
Average Long-Term Debt	$7,861,252	$1,806,884	$7,252,534	$1,545,148
Cost of Funds on Long-Term Debt	2.04%	2.85%	2.07%	3.05%
Interest Expense on Short-Term Debt	$1,639	$5,595	$3,579	$10,536
Average Short-Term Debt	$299,141	$945,331	$348,859	$938,416
Cost of Funds on Short-Term Debt	2.19%	2.37%	2.05%	2.25%
Total Interest Expense	$41,802	$18,489	$78,735	$34,091
Average Total Debt	$8,160,393	$2,752,215	$7,601,393	$2,483,564
Cost of Funds on Total Debt	2.05%	2.69%	2.07%	2.75%

Interest Rate Agreements

We enter into interest rate agreements to assist in the management of interest rate risk. Beginning in the fourth quarter of 2002, due to asset growth, changes in our balance sheet, and other factors, we expanded our use of interest rate agreements. We use these interest rate agreements in an effort to reduce earnings volatility that may arise from our future and existing variable rate liabilities. We utilize cash flow hedge accounting treatment for many of our interest rate agreements under GAAP. Under this accounting treatment, the interest rate agreements are reported at fair market value through the balance sheet, with any ineffective portion of the hedges reflected in our Consolidated Statements of Income, either through interest expense or through unrealized and realized market value gains (losses). We recognized a minimal amount of ineffectiveness on these hedges during the first half of 2003. (Also see “Critical Accounting Policies, Accounting for Derivative Agreements”)

As of June 30, 2003, net unrealized and realized market value losses on our interest rate agreements totaled $7.5 million and were included in accumulated other comprehensive income on the Consolidated Balance Sheet.

Operating Expenses

Operating expenses were $8.8 million for the second quarter of 2003 as compared to $5.3 million for the second quarter of 2002. For the first half of 2003, our operating expenses were $17.1 million as compared to $9.4 million for the first half of 2002. Fixed operating expenses have increased over the prior year due to increases in the scale of our business. A significant portion of our operating expenses reflect variable performance-based compensation. These costs are significantly higher in 2003 as compared to prior periods due to stronger financial results.

Our operating expenses include the expenses associated with a portion of our stock options that require variable accounting treatment under GAAP. This GAAP expense represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not a cash expense. We incur this expense when our stock price increases. In the first quarter of 2003, we recognized an expense of $0.9 million, or $0.06 per diluted share for this period. In the second quarter of the year, we recognized an expense of $1.5 million, or $0.08 per diluted share. During periods of stock price decline, this accounting treatment results in income being recognized for the quarter. This expense (or income) is included in operating expenses on our Consolidated Statements of Income. Since this expense is based on the market price of our common stock per share (and is only applicable to a portion of our options), we exclude it from our core earnings calculations.

As of June 30, 2003, we have chosen not to adopt the fair value method of accounting for stock options expenses and related items under GAAP. However, we calculate the effect to earnings that the fair value accounting method would have caused and disclose such information in our Notes to Consolidated Financial Statements. As shown therein, the effect to earnings of adoption of the fair value method of expensing stock options for accounting purposes would have reduced our GAAP earnings by less than 2%.

Provision for Excise and Income Taxes

Our current plan is to retain permanently up to 10% of the REIT taxable income we earn in 2003 and to distribute the remainder as dividends in 2003 and 2004. We will incur income taxes on the portion of REIT taxable income that we retain. If we defer distribution of some of our 2003 REIT income until 2004, we also may incur 4% excise taxes on a portion of the deferred amounts. Retaining earnings and deferring distributions should help support future investments in real estate assets as well as future dividend payments. We believe that retaining a portion of our REIT taxable income will increase our permanent equity base per share and help support continued dividend stability. Our accruals of $3.6 million for income and excise tax expense for the first half of 2003 are based on our current dividend distribution plans, on estimates of 2003 REIT taxable income, and on other factors – all of which are subject to change as the year progresses.

Our taxable subsidiaries (RWT Holdings, Inc.) were profitable in the first half of 2003. These subsidiaries are currently benefiting to an extent from net operating loss carryforwards (NOLs). A nominal amount of taxes were accrued for these subsidiaries for the first half of 2003. Should we establish a pattern of profitability in these subsidiaries, sometime in the next two years we would likely be required to recognize the potential future value of these NOLs as a one-time gain for GAAP. From that point forward, we would accrue an income tax expense on an on-going basis for these subsidiaries to the extent they remain profitable. See also “Dividends and Taxable Income” below.

Net Unrealized And Realized Market Value Gains and Losses

Changes in the market value of certain of our real estate loan assets and interest rate agreements affect our GAAP net income. For the second quarter of 2003, we reported total net unrealized and realized market value gains of $2.9 million as compared to $2.0 million of gains in the second quarter of 2002. For the six months ended June 30, 2003, we reported total net unrealized and realized market value gains of $3.9 million as compared to $2.9 million of gains for the first half of 2002.

The $3.9 million of net unrealized and realized market value gains reported for the first half of 2003 was comprised of $5.2 million of net realized gains related to redemptions (calls) of our credit-enhancement securities and $0.7 million of net realized gains related to the sale of residential real estate loans held-for-sale, offset by $0.5 million of net unrealized losses related to valuation adjustments to our interest rate agreements and $1.5 million of net unrealized losses from decreases in the fair value of a portion of our securities to reflect permanent impairment.

Certain assets are marked to market through our balance sheet; these adjustments affect our GAAP book value but not our GAAP net income.

Dividends on Preferred Stock

Our distributions of preferred stock dividends was $0.7 million per quarter over the last several years (including the first quarter of 2003) reflecting a dividend of $0.755 per share on 902,068 shares outstanding. In April 2003, we announced the conversion of this preferred stock into common stock and converted each of the outstanding shares of preferred stock into one share of common stock.

Common Dividends and Taxable Income

Our goal is to pay a steady regular dividend to our shareholders. Although there are circumstances under which the Board of Directors may decide that it is in the best interest of Redwood Trust and its shareholders to reduce the regular dividend, our current outlook is that our regular dividend rate of $0.65 per share per quarter is reasonably sustainable given our current expectations for cash flow generation and other factors.

We may need to distribute a substantial amount of special dividends in excess of our regular dividend in one or more special dividend declarations between now and September 15, 2004 if we continue to generate REIT taxable income in the second half of 2003 consistent with the taxable income generated in the first half of the year.

We entered 2003 with $35 million of undistributed REIT taxable income earned in 2002. This undistributed deferred 2002 REIT taxable income will account for the first $35 million of dividends declared during 2003.

Our declared dividends for common shareholders were $10 million, or $0.65 per share, for the first quarter of 2003 and $12 million, or $0.65 per share, for the second quarter of 2003. Common dividends totaled $22 million, or $1.30 per share, for the first six months of the year. Through August 14, 2003, dividend distributions during 2003 (including $1 million of dividends on our now-converted preferred shares) totaled $23 million.

We recently declared a third quarter 2003 dividend of $0.65 per share, payable on October 21, 2003, to shareholders of record as of September 30, 2003. We estimate the total amount of this distribution to be $12 million. As a result, 2003 dividend declarations through September 30, 2003 will total $35 million. Therefore, as of August 14, 2003, we will have declared the distribution of all of our deferred 2002 REIT taxable income.

If we maintain our regular dividend rate of $0.65 per share per quarter in the fourth quarter, our fourth quarter dividend (typically declared during November or December for distribution in January 2004 to record holders as of December 31, 2003) will be $12 million (or more if we issue new shares). This dividend will consist entirely of our 2003 REIT taxable income.

We estimate that our total taxable income earned during the first and second quarters of 2003 was $28.0 million and $33.1 million, respectively, for a total of $61.1 million during the first half of 2003, or $3.43 per share based on shares outstanding as of June 30, 2003. Of this total amount, $2.2 million, or $0.13 per share, was earned in our taxable subsidiaries during the first half of 2003. We are not required, nor do we currently intend, to distribute as dividends the income we earn in taxable subsidiaries. The remainder of our estimated taxable income - $58.8 million, or $3.30 per share – was REIT taxable income, of which $27.0 million and $31.9 million was earned during the first and second quarters of 2003, respectively. Our taxable income differs from our GAAP and core income for many reasons. One of the primary reasons is that our GAAP and core income is reduced by credit expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Another reason is due to the timing of when certain compensation-related items are recognized as expenses for GAAP versus tax. The $58.8 million of estimated REIT taxable income we earned in the first half of 2003 plus REIT taxable income we earn in the second half of 2003 will be distributed or retained in the manners described in the paragraph below; if REIT taxable income generation continues to be strong, the result may be that we will be required under the REIT distribution rules to declare substantial special dividends prior to September 15, 2004.

Table 9
Differences Between GAAP Income and Estimated REIT Taxable Income
(all dollars in thousands)

	Six Months Ended	For the Year Ended
	June 30, 2003	December 31, 2002

GAAP Income	$37,144	$53,893
(Earnings)/losses from taxable subsidiaries	(2,230)	37
Amortization and credit expenses	12,912	21,740
Operating expenses	8,381	5,232
Provision for excise tax	862	959
Mark-to-market adjustments	1,774	(4,942)

Estimated REIT taxable income for common shareholders	$58,843	$76,919

We currently anticipate that our total 2003 REIT taxable income will be distributed or retained in one or more of the following manners as will be determined by our Board of Directors: (1) distributed as part of our regular dividends declared in 2003, as discussed above, (2) retained as part of our permanent capital base to increase book value per share (up to 10% of our ordinary REIT taxable income can be retained in this manner; we pay income taxes on amounts retained), (3) deferred to pre-fund anticipated regular dividend declarations in the first three quarters of 2004 (we may need to pay excise taxes of 4% on a portion of this amount), (4) distributed as special dividends declared prior to December 31, 2003, and/or (5) distributed as special dividends declared in 2004 prior to September 15, 2004 (we may need to pay excise taxes on a portion of this amount). The ultimate decision on dividends will be made by our Board of Directors based on applicable legal limitations and the Board’s perception of the best interests of our shareholders.

We will generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of unrelated business taxable income (UBTI) or excess inclusion income to our shareholders or prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Earning Assets

Residential Real Estate Loans – Our residential real estate loan portfolio grew from $6.2 billion at the beginning of 2003 to $9.2 billion by the end the second quarter. We acquired $1.3 billion of residential mortgage loans during the first quarter of 2003 and $2.2 billion during the second quarter. These loan investments were all adjustable-rate loans. During the first six months of 2003 there were $0.4 billion in principal paydowns on this portfolio. We plan to continue to expand our relationships with originators and continue to invest in high-quality jumbo adjustable-rate residential real estate loans.

Residential Loan Credit-Enhancement Securities – At June 30, 2003, we owned $598 million principal (face) value of residential loan credit-enhancement securities that had an adjusted cost basis on our books of $280 million. After mark-to-market adjustments, our net investment in these assets was reported on our balance sheet at a value of $393 million, a 12% increase from the $352 million owned at December 31, 2002. The total loans underlying our residential loan credit-enhancement securities decreased from $59 billion as of December 31, 2002 to $52 billion.

Of the $205 million difference between the principal value and reported value of our residential loan credit-enhancement securities at June 30, 2003, $205 million was designated as an internal credit reserve, $113 million was designated as purchase discount to be accreted into income over time, offset by $113 million in cumulative positive balance sheet market valuation adjustments.

During the first quarter of 2003, we acquired $37 million of additional residential loan credit-enhancement securities and experienced principal payments, including calls, of $23 million. During the second quarter of 2003, we acquired an additional $11 million of residential loan credit-enhancement securities and experienced $39 million of principal repayments. We intend to continue to invest in these securities.

Our residential loan credit-enhancement securities can be called away from us under certain circumstances. This is usually beneficial for us in the near-term as we receive a payment for the full principal value of an asset that, in general, we have acquired at a discount to the principal value. During the first half of 2003, $10 million of principal value was called resulting in a net realized long-term capital gain of $5.2 million.

Commercial Real Estate Loans – Our commercial real estate loan portfolio grew during the first two quarters of 2003, increasing from $29 million at December 31, 2002 to $35 million at June 30, 2003. We structured and acquired three commercial loan subordinated participations totaling $2 million during the first quarter of 2003 and two commercial loan subordinated participations totaling $3 million during the second quarter of 2003. We plan to continue to invest in more commercial loans and commercial loan participations in the future.

Securities Portfolio – Our securities portfolio was $596 million as of June 30, 2003 as compared to $336 million at December 31, 2002. We continue to increase our investment in diverse residential and commercial real estate loan securities, interests in real estate oriented collateralized debt obligations (CDOs), and corporate bonds issued by REITS, in each case primarily rated AA, A, and BBB, that can be funded efficiently through the issuance of securitized long-term non-recourse debt through our “Acacia” securitization program. During the first and second quarters of the year, we acquired securities valued at $43 million and $238 million, respectively.

Reserves for Credit Losses and Credit Results

Residential Real Estate Loans – The reserve for credit losses on our residential real estate loans is reflected as a component of earning assets in our balance sheet. The balance of this reserve has remained at 0.13% of the current balance of this portfolio, increasing proportionally during the period with loan balances from $8.3 million as of December 31, 2002 to $12.1 million as of June 30, 2003. Provision for credit losses was $1.8 million for the first quarter of 2003 and $2.2 million for the second quarter of the year.

Our credit losses remained at an annualized rate of less than 1 basis point (0.01%) of our loan portfolio for the first six months of 2003. Our residential loan portfolio delinquencies declined slightly from $4.1 million at December 31, 2002 to $3.9 million at June 30, 2003. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.04% of our current loan balances at June 30, 2003. Although our recent credit results appear favorable, we anticipate that delinquencies and losses on our current residential loans will increase from current levels.

Residential Loan Credit-Enhancement Securities – Credit losses on residential loans that we credit enhance through our ownership of residential loan credit-enhancement securities totaled $1.5 million in the first half of 2003. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $52 billion of underlying loans we credit enhance. Some of our residential loan credit-enhancement securities benefit from first or second loss interests held by others (external credit-enhancement). Of the $1.5 million total credit losses to the underlying loans in the first half of 2003, $0.6 million were borne by external credit-enhancement while $0.9 million was assumed by us.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) related to the portfolio of residential loans that we credit enhance were $146 million at December 31, 2002 and $160 million at June 30, 2003. Delinquencies as a percentage of the residential loans we credit enhance increased from 0.25% at December 31, 2002 to 0.31% at June 30, 2002. We expect delinquencies and losses for our existing residential loan credit-enhancement securities to increase further from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans.

At June 30, 2003, we had $58 million of external credit-enhancement and $205 million of internally-designated credit reserves for this portfolio as compared to $63 million of external credit-enhancement and $225 million of internally-designated credit reserves as of December 31, 2002. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others. The combined balance of external and internally-designated credit reserves represented 51 basis points (0.51%) of the $52 billion of loans underlying our credit-enhancement portfolio. Reserves, credit protection, and risks are specific to each credit-enhancement interest.

Commercial Real Estate Loans –We have been investing in commercial real estate loans since 1998. Our first commercial real estate loan became delinquent in the fourth quarter of 2002. We estimated that the net realizable value of this $1 million face value loan was approximately $650,000 and we wrote down the loan in 2002, recognizing $350,000 of loss. We have no other commercial loan delinquencies or losses.

Certain business and economic factors – as well as factors particular to each of our other commercial loans – could cause credit concerns and issues on other loans in our portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held for investment or reduce the reported value for commercial loans held for sale.

Securities Portfolio – Our securities portfolio consists of real estate loan securities including prime residential, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, real estate Collateralized Debt Obligation (CDO) securities and equity, and corporate debt issued by REITs that own commercial real estate properties. As investors in these generally investment-grade securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of our assets) from a significant degree of credit-enhancement that the rating agencies require in order to give these securities an investment-grade rating. We have had no credit losses from this portfolio.

Short-Term Debt

Short-term debt was $218 million at June 30, 2003 and $100 million at December 31, 2002. These borrowings have maturities of less than one year and interest rates that change monthly based upon a margin over the one-month LIBOR.

Our general strategy is to fund the bulk of our assets with non-recourse long-term debt and to use short-term funding for accumulating real estate loan assets prior to securitization. The remainder of our assets are funded with equity. Our levels of short-term debt varies from quarter to quarter based on the timing of our asset accumulation and securitization activities. We believe our short-term debt balances are most likely to remain between $0 and $1.5 billion.

We have a variety of financing facilities to fund our accumulation of real estate loan assets. Some of our short-term borrowing facilities are committed but most are uncommitted. These committed facilities are generally for a term of up to one year, although certain assets maybe funded for periods of up to three years. These committed facilities have restrictions on pledged asset types and debt covenant tests; we continue to meet these requirements. We will renew, terminate, replace, and enter into new agreements as we determine is appropriate. At this time, we do not anticipate any problems being able to obtain short-term financing for our assets.

Long-Term Debt

Long-term debt totaled $9.5 billion at June 30, 2003 and $6.4 billion at December 31, 2002. The interest rates on a majority of this debt adjust every month or every six months to either one- or six-month LIBOR plus a margin. Our general strategy is to fund the bulk of our assets with long-term debt.

All of the $9.5 billion of our long-term debt at June 30, 2003 was non-recourse to Redwood Trust and was collateralized by residential real estate loans, real estate securities, and commercial real estate loans. The holders of the debt can only look for repayment from the cash flows of the real estate loan assets specifically collateralizing the debt (they cannot look to Redwood Trust for repayment).

All of the non-recourse long-term debt we issue to fund residential real estate loans is part of our “Sequoia” program. The total principal long-term debt outstanding under these programs to fund residential real estate loans was $8.8 billion at June 30, 2003 versus $5.9 billion at December 31, 2002. Under this program, during 2003, we issued $1.0 billion of long-term debt in February (Sequoia 2003-1), $0.8 billion in April (Sequoia 2003-2), and $1.5 billion in June (Sequoia 2003-3 and MLCC 2003-C).

We also issue non-recourse long-term debt to finance real estate securities through our “Acacia” program and other resecuritizations. The total debt outstanding under these programs to fund real estate securities was $714 million at June 30, 2003, and $473 million at December 31, 2002. Under the Acacia program we issued $284 million of long-term debt in May (Acacia 2).

As of June 30, 2003, we also had $8 million of non-recourse long-term debt in the form of a senior commercial real estate loan participation.

Our Sequoia, Acacia, and commercial loan participation programs help us provide permanent non-recourse funding for the majority of our earning assets while lowering our liquidity risk and increasing our capital efficiency to support future growth.

Equity Capital

Aside from short-term debt and non-recourse long-term debt, we are capitalized entirely by common equity capital. We have not issued unsecured corporate debt. In the second quarter of 2003, we converted $27 million of preferred stock to common stock, thus increasing our common equity base. Our equity total base increased 16%, from $473 million at December 31, 2002 to $547 million at June 30, 2003 as a result of $15 million in retention of earnings, $20 million in stock issuance through our direct stock purchase and dividend reinvestment program, and $39 million net increase in the values of certain assets marked-to-market through our balance sheet. We intend to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the risks inherent in our business – including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk – in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor, to the best of our ability, to provide our shareholders a steady dividend. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans we own and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan credit-enhancement securities. We are also exposed to credit risks in our commercial real estate loan portfolio, our residential and commercial real estate securities portfolio, and with counter-parties with whom we do business.

The method that we use to account for future credit losses depends upon the type of asset that we own. For our residential real estate loans, we establish a credit reserve based on an estimate of credit losses by taking credit provisions through our Consolidated Statements of Income. For our credit-enhancement securities, we designate a portion of the purchased discount as a credit reserve upon the acquisition of such assets. In addition, first loss and other credit-enhancement interests that we do not own (that are junior to our positions) act as a form of external credit reserve for us on a specific asset basis for some of our assets; these interests junior to ours absorb credit losses in specific pools of underlying real estate loans before our interest in that pool of loans will experience losses. For our commercial real estate loans, we establish a credit reserve or mark the loan to estimated realizable value when a loan becomes delinquent. Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus no credit reserves have been established to date for these assets. For securities portfolio assets where credit losses are anticipated, we establish an appropriate reserve given the credit trends and market outlook for that asset. As of June 30, 2003, no credit reserves for any assets in our securities portfolio have been established. (See “Critical Accounting Policies, Credit Reserves” above)

The establishment of a credit reserve for loans and our future credit loss assumptions for securities to calculate long-term yields under the effective yield method under GAAP accounting does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as the underlying loans are charged off. Thus, the timing and recognition of credit losses for GAAP and tax, and for our earnings and our dividends, may differ. An increase in realized credit losses may not affect our GAAP income due to our anticipation of such losses and our credit reserves. They could, however, materially reduce our REIT taxable income and, therefore, our dividend payment obligations. Conversely, our dividend payment obligations may remain high even during periods when future credit losses are expected but have not yet been realized.

Liquidity Risk

Our primary form of financing is the issuance of non-recourse long-term debt that very closely matches the interest rate, prepayment rate, and maturities of our assets that generally secure the debt issued from these trusts. Redwood’s recourse exposure to the underlying assets is limited to our net investment in the assets after debt issuance. We believe this is a secure and robust form of financing that effectively eliminates liquidity and margin call risk for this portion of our balance sheet, materially limits our credit risk exposure to the amount we have invested, and eliminates a variety of other potential risks as well.

We believe we will continue to be able to issue non-recourse long-term debt to finance permanently the majority of our earning assets. The market for AAA-rated long-term debt of the type that we issue to fund residential loans through our Sequoia program is a large global market that has been relatively stable for many years. In addition, the market for debt of the type that we issue through our Acacia program and our other resecuritizations appears to be reasonably accessible at this time. The market for selling commercial loan debt in the form of senior loan participations is limited and illiquid; access to this market could be difficult at times.

Our access to short-term borrowings allows us to accumulate real estate loan assets prior to securitization. Liquidity risk is a potential factor during this accumulation period. Even if the interest rate adjustments of these assets and liabilities are well matched, maturities may not be matched. Trends in the liquidity of the capital markets in general may affect our ability to rollover short-term debt. If our short-term debt was called, or we could not renew borrowing facilities or complete a securitization, or the credit quality or market value of the assets deteriorated rapidly, we may need to sell assets in a potentially unfavorable environment. There can be no assurance that such sales would satisfy our liabilities. We may need to post additional collateral to meet margin calls. We manage the risk in this area by maintaining reasonable levels of short-term debt and focusing our efforts on executing securitizations in a timely manner to limit the duration of each accumulation period. At this time, we see no material negative trends that we believe would affect our access to sufficient short-term borrowings. We plan to continue to utilize short-term borrowings to accumulate real estate loan assets prior to funding these assets long-term through securitization.

The table below presents our contractual obligations and commitments as of June 30, 2003. The debt appears on our balance sheet. The operating leases are commitments that are expensed as per terms of the contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 10
Contractual Obligations and Commitments as of June 30, 2003
(dollars in thousands)

	Payments Due or Commitment Expiration By Period

		Less than	1-5	After 5
	Total	1 year	years	years

Short-Term Debt	$217,684	$217,684	$—	$—
Long-Term Debt, Residential	9,546,537	—	—	9,546,537
Long-Term Debt, Commercial	8,255	8,255	—	—
Asset Purchase Commitments	316,530	316,530	—	—
Operating Leases	9,256	1,306	4,671	3,279

Note: All of our debt is collateralized by our assets and, although the stated maturity is as shown, the liabilities will pay down as the principal of the associated real estate loans or securities pay down.

At June 30, 2003, we had $37 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 17% of our short-term debt balances. At December 31, 2002, we had $39 million of liquid assets, equaling 39% of our short-term debt balances. The decrease in this ratio in 2003 was primarily the result of the timing of our securitizations. In each of these periods we had additional borrowing capacity available on short notice if required to provide additional liquidity. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or material negative trends that we believe would be likely to cause us a liquidity shortage.

Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

Interest Rate Risk

Our strategy is to maintain an asset/liability posture that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or loan prepayment rates. In general, the interest rate characteristics of our debt, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of our assets that were funded with debt. At June 30, 2003, we had $9.4 billion of adjustable-rate debt funding adjustable-rate assets and $0.3 billion of fixed/hybrid debt funding a portion of our fixed/hybrid assets. The remainder of our assets (mostly variable-rate assets, but also some hybrid and fixed-rate assets) were funded with equity.

In the past, as a part of our asset/liability strategy, we maintained a slight mismatch between the interest rate adjustment periods of our adjustable-rate debt and our adjustable-rate assets (a portion of our six-month adjustable assets were funded with one-month adjustable debt). We have been progressively reducing the amount of this mismatch through hedging and through issuing six-month adjustable debt. During the third quarter, we plan to increase our hedging activities with the goal of reducing remaining mismatches to a non-material amount. This increase in hedging activities is likely to benefit us as compared to our prior level of hedging should short-term interest rates rise. In a flat or falling short-term interest rate environment, our newly increased hedging activities will likely increase our interest expense as compared to our prior practice.

Unlike many financial institutions, we do not own fixed-rate or hybrid assets funded with variable-rate short-term debt. In addition, since we fund our assets through securitizations, variations in the market value of most of our assets are unlikely to affect our operations or liquidity.

Prepayment Risk

We seek to maintain an asset/liability posture that mitigates the effects loan prepayment trends may have on our ability to achieve our long-term objectives. For the development of our business, there are both positive and negative aspects to both slower prepayment rate environments and to faster prepayment rate environments.

Prepayments affect earnings in the near-term primarily through amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expenses from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they effect projected coupons on adjustable rate mortgages, and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter.

Current prepayment trends (slow prepayments on adjustable-rate loans and fast prepayments on fixed-rate and hybrid loans) have been highly favorable for generating economic returns from our existing assets. In general, higher long-term interest rates (leading to slower fixed rate loan prepayments) and/or a flatter or inverted yield curve (short-term interest rates rising relative to long-term rates, leading to faster adjustable-rate loan prepayments) would be less favorable for current economic returns from our existing assets.

In the longer-term, prepayments affect reinvestment risk and opportunity. We spend considerable effort acquiring and creating new real estate loan assets for Redwood. Most of our assets are structured to be long-term (typically 5 to 10 year) assets even if the underlying loan collateral prepays quickly. Nevertheless, if fast prepayment rates persist over long periods of time, we will have more capital returned to us sooner than would otherwise be the case. We will then need to reinvest this capital, and the assets we acquire and create at that time may be more or less attractive than the assets that generated the principal repayments.

Many of our assets are callable when a sufficient amount of the loans underlying a securitization have refinanced or paid down. As a result of recent rapid prepayment speeds, an increasing number of our assets are callable or are likely to become callable in the next two years. We own most of these assets at a discount, so if they are called we may realize a substantial amount of gain on sale for GAAP and capital gain income for tax. In order to maintain core income at current levels over time, however, we would need to reinvest the portion of the proceeds that we retain (after dividends) in assets with equivalent earning power.

Market Value Risk

At June 30, 2003, we owned $1.0 billion of assets that were marked-to-market for GAAP through our balance sheet but not through our income statement. Of these assets, 41% had adjustable-rate coupons, 19% were hybrid loans, and the remaining 40% had fixed-rate coupons. Market value fluctuations of these assets can affect the GAAP value of our stockholders’ equity base.

At June 30, 2003, we owned real estate loans totaling $19 million that we account for on a lower-of-cost-or-market basis for purposes of determining GAAP earnings. All these assets had adjustable-rate coupons.

Market value fluctuations for our assets can affect not only our GAAP earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization. Most of our real estate assets are loans accounted for as held-for-investment and reported at cost. As these loans are financed with non-recourse long-term debt, changes in market value do not have an impact on our liquidity.

Recently, we have been increasing the amount of interest rate agreements we own. Please see our discussion above under “Interest Rate Risk” and in our Notes to our Consolidated Financial Statements for a more detailed description of our interest rate agreements. Our interest rate agreements are reported at market value for GAAP with any periodic changes reported through either our income statement or in our balance sheet. Adverse changes in the market values of our interest rate agreements (which would generally be caused by falling interest rates) may require us to devote additional amounts of cash to margin calls.

Inflation Risk

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates, and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Our financial statements are prepared in accordance with GAAP and, as a REIT, our dividends must equal at least 90% of our net REIT taxable income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Redwood Trust, Inc. conclude that Redwood’s disclosure controls and procedures are effective as of June 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)	Changes in Internal Control over Financial Reporting. There have been no significant changes in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2003, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. CHANGES IN SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2003 annual meeting of shareholders of Redwood Trust, Inc. was held on May 8, 2003.

(b)	The following matters were voted on at the annual meeting:

	Votes

	For	Against	Abstain

1. Election of Directors
Thomas C. Brown	13,432,106	430,926	—
George E. Bull	13,754,143	108,889	—
Greg H. Kubicek	13,446,678	416,354	—

The following Directors’ terms of office continue after the meeting:

Richard D. Baum
Mariann Byerwalter
Douglas B. Hansen
Charles J. Toeniskoetter
David L. Tyler

	Votes

	For	Against	Abstain

2. Ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal Year ending December 31, 2003	13,289,932	555,266	17,833

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 3.4.2	Articles Supplementary of the Registration, dated April 7, 2003

	Exhibit 10.17.1	Executive Deferred Compensation Plan, amended through May 8, 2003

	Exhibit 11.1	Computation of Earnings Per Share for the three and six months ended June 30, 2003

	Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – The Company filed the following reports on Form 8-K during the quarter

Date	Items

4/24/03	Item 7 Exhibits (press release)

Item 9 Reg. FD Disclosure (information furnished under Item 12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: August 14, 2003	By:	/s/ Douglas B. Hansen

Douglas B. Hansen
President
(authorized officer of registrant)

Dated: August 14, 2003	By:	/s/ Harold F. Zagunis

Harold F. Zagunis
Vice President, Chief Financial Officer,
Secretary and Treasurer
(principal financial officer)

Dated: August 14, 2003	By:	/s/ Michael S. Churchill

Michael S. Churchill
Assistant Vice President, Controller
(principal accounting officer)