Form 10-Q
period 2003-09-30
REDWOOD TRUST INC
filed 2003-11-14
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:   1-13759

REDWOOD TRUST, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	68-0329422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Belvedere Place, Suite 300
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

Yes [X]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value)	18,840,837 as of November 10, 2003

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Residential real estate loans	$13,813,250	$6,215,179
Residential loan credit-enhancement securities	373,411	352,479
Commercial real estate loans	23,608	29,270
Securities portfolio	605,085	335,697
Cash and cash equivalents	32,156	39,169

Total earning assets	14,847,510	6,971,794
Restricted cash	13,709	11,755
Accrued interest receivable	32,720	19,087
Principal receivable	2,050	1,214
Other assets	5,385	3,922

Total Assets	$14,901,374	$7,007,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$499,723	$99,714
Long-term debt, net	13,782,213	6,397,020
Accrued interest payable	9,729	5,267
Accrued expenses and other liabilities	31,572	19,768
Dividends payable	12,003	12,970

Total Liabilities	14,335,240	6,534,739

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible, 0 and 902,068 shares authorized, issued, and outstanding ($0 and $28,645 aggregate liquidation preference)	—	26,517
Common stock, par value $0.01 per share; 50,000,000 and 49,097,932 shares authorized; 18,468,138 and 16,277,285 issued and outstanding	185	163
Additional paid-in capital	489,451	418,701
Accumulated other comprehensive income	90,592	69,146
Cumulative earnings	179,039	116,578
Cumulative distributions to stockholders	(193,133)	(158,072)

Total Stockholders’ Equity	566,134	473,033

Total Liabilities and Stockholders’ Equity	$14,901,374	$7,007,772

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest Income
Residential real estate loans	$63,638	$24,447	$153,251	$58,173
Residential loan credit-enhancement securities	19,027	10,443	50,697	26,144
Commercial real estate loans	939	1,280	2,715	3,787
Securities portfolio	6,478	5,719	15,727	20,455
Cash and cash equivalents	81	204	324	502

Total interest income	90,163	42,093	222,714	109,061
Interest Expense
Short-term debt	(1,671)	(5,398)	(5,250)	(15,934)
Long-term debt	(53,861)	(18,893)	(129,017)	(42,448)

Total interest expense	(55,532)	(24,291)	(134,267)	(58,382)
Net Interest Income	34,631	17,802	88,447	50,679
Operating expenses	(9,098)	(3,545)	(26,173)	(12,959)
Net unrealized and realized market value gains	668	730	4,527	3,650

Net income before provision for income taxes	26,201	14,987	66,801	41,370
Provision for income taxes	(1,565)	—	(4,340)	—

Net income	24,636	14,987	62,461	41,370
Dividends on Class B preferred stock	—	(681)	(681)	(2,043)

Net Income Available to Common Stockholders	$24,636	$14,306	$61,780	$39,327

Earnings per Share:
Basic Earnings Per Share:
Net income available to common stockholders	$1.36	$0.91	$3.55	$2.64
Diluted Earnings Per Share:
Net income available to common stockholders	$1.30	$0.88	$3.40	$2.56
Dividends declared per common share	$0.650	$0.755	$1.950	$2.130
Dividends declared per preferred share	$—	$0.755	$0.755	$2.265
Weighted average shares of common stock and common stock equivalents:
Basic	18,130,085	15,730,182	17,404,892	14,879,883
Diluted	19,018,487	16,240,194	18,164,954	15,365,352

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$24,636	$14,987	$62,461	$41,370
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(22,917)	18,048	22,857	51,455
Less: reclassification adjustment for net (gains) losses included in net income	(994)	273	(3,092)	(9)
Net unrealized gains (losses) on cash flow hedges	4,750	—	(490)	—
Less: other amortization	1,344	—	2,171	—

Other comprehensive income	(17,817)	18,321	21,446	51,446

Comprehensive income before preferred dividend	6,819	33,308	83,907	92,816
Dividends on Class B preferred stock	—	(681)	(681)	(2,043)

Comprehensive Income	$6,819	$32,627	$83,226	$90,773

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class B
	Preferred Stock		Common Stock		Additional
					Paid-in
	Shares	Amount	Shares	Amount	Capital

December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701

Comprehensive income:
Net income	—	—	—	—	—
Net unrealized gain on assets
Available-for-sale	—	—	—	—	—
Net unrealized loss on interest rate agreements	—	—	—	—	—
Total comprehensive income before preferred dividend
Issuance of common stock	—	—	327,625	3	9,297
Dividends declared:
Preferred	—	—	—	—	—
Common	—	—	—	—	—

March 31, 2003	902,068	$26,517	16,604,910	$166	$427,998

Comprehensive income:
Net income	—	—	—	—	—
Net unrealized gain on assets
Available-for-sale	—	—	—	—	—
Net unrealized loss on interest rate agreements	—	—	—	—	—
Total comprehensive income before preferred dividend
Issuance of common stock	—	—	313,878	3	10,810
Conversion of preferred stock	(902,068)	(26,517)	902,068	9	26,508
Common dividends declared	—	—	—	—	—

June 30, 2003	—	$—	17,820,856	$178	$465,316

Comprehensive income:
Net income	—	—	—	—	—
Net unrealized loss on assets
Available-for-sale	—	—	—	—	—
Net unrealized gain on interest rate agreements	—	—	—	—	—
Total comprehensive income before preferred dividend
Issuance of common stock	—	—	647,282	7	24,135
Common dividends declared	—	—	—	—	—

September 30, 2003	—	$—	18,468,138	$185	$489,451

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other		Cumulative
	Comprehensive	Cumulative	Distributions to
	Income	Earnings	Stockholders	Total

December 31, 2002	$69,146	$116,578	$(158,072)	$473,033

Comprehensive income:
Net income	—	15,613	—	15,613
Net unrealized gain on assets
Available-for-sale	54	—	—	54
Net unrealized loss on interest rate agreements	(1,123)	—	—	(1,123)

Total comprehensive income before preferred dividend				14,544
Issuance of common stock	—	—	—	9,300
Dividends declared:
Preferred	—	—	(681)	(681)
Common	—	—	(10,794)	(10,794)

March 31, 2003	$68,077	$132,191	$(169,547)	$485,402

Comprehensive income:
Net income	—	22,212	—	22,212
Net unrealized gain on assets
Available-for-sale	43,622	—	—	43,622
Net unrealized loss on interest rate agreements	(3,290)	—	—	(3,290)

Total comprehensive income before preferred dividend				62,544
Issuance of common stock	—	—	—	10,813
Conversion of preferred stock	—	—	—	0
Common dividends declared	—	—	(11,583)	(11,583)

June 30, 2003	$108,409	$154,403	$(181,130)	$547,176

Comprehensive income:
Net income	—	24,636	—	24,636
Net unrealized loss on assets
Available-for-sale	(23,911)	—	—	(23,911)
Net unrealized gain on interest rate agreements	6,094	—	—	6,094

Total comprehensive income before preferred dividend				6,819
Issuance of common stock	—	—	—	24,142
Common dividends declared	—	—	(12,003)	(12,003)

September 30, 2003	$90,592	$179,040	$(193,133)	$566,134

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash Flows From Operating Activities:
Net income	$62,461	$41,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	(741)	6,728
Provision for credit losses	5,377	1,648
Non-cash stock compensation	54	133
Net unrealized and realized market value gains	(4,527)	(3,649)
Net sales (purchases) of real estate loans held-for-sale	774	(1,558,104)
Principal payments on real estate loans held-for-sale	338	14,821
Net sales of real estate securities trading	—	19,355
Principal payments on real estate securities trading	—	127,082
Net purchases of interest rate agreements	(934)	(2,024)
Net change in:
Accrued interest receivable	(13,633)	(3,380)
Principal receivable	(836)	4,179
Other assets	(1,377)	(3,339)
Accrued interest payable	4,462	1,946
Accrued expenses and other liabilities	11,694	2,820

Net cash provided by (used in) operating activities	63,112	(1,350,414)

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(8,524,738)	(2,077,787)
Proceeds from sales of real estate loans held-for-investment	87,928	44,811
Principal payments on real estate loans held-for-investment	818,739	282,327
Purchases of real estate securities available-for-sale	(380,679)	(176,723)
Proceeds from sales of real estate securities available-for-sale	5,299	88,971
Principal payments on real estate securities available-for-sale	135,764	59,913
Net (increase) decrease in restricted cash	(1,955)	3,073

Net cash used in investing activities	(7,859,642)	(1,775,415)

Cash Flows From Financing Activities:
Net borrowings on short-term debt	400,009	37,270
Proceeds from issuance of long-term debt	8,321,108	3,381,754
Repayments on long-term debt	(939,772)	(330,976)
Net proceeds from issuance of common stock	44,200	79,860
Dividends paid	(36,028)	(30,503)

Net cash provided by financing activities	7,789,517	3,137,405

Net (decrease) increase in cash and cash equivalents	(7,013)	11,576
Cash and cash equivalents at beginning of period	39,169	9,030

Cash and cash equivalents at end of period	$32,156	$20,606

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,805	$56,436
Cash paid for taxes	$5,356	$—
Non-cash financing activity:
Dividends declared but not paid	$12,003	$12,675

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2003 and 2002 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows as of and for the period ended September 30, 2003 and 2002. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited consolidated financial statements included in the Redwood Trust Form 10-K for the year ended December 31, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the year ended December 31, 2003.

The September 30, 2003 and December 31, 2002 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1 LTD, Acacia CDO 2 LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD and Acacia CDO 2, LTD. References to the REIT mean Redwood Trust exclusive of its taxable subsidiaries.

Substantially all of the assets of Sequoia, consisting primarily of residential real estate loans as part of residential real estate loans on our Consolidated Balance Sheets, are pledged to support long-term debt in the form of collateralized mortgage-backed securities. Substantially all of the assets of Acacia, consisting primarily of residential and commercial real estate loan securities and other asset-backed securities included in our residential loan credit-enhancement securities and securities portfolio, are pledged to support long-term debt in the form of collateralized asset-backed securities. The assets of Sequoia and Acacia are not available for the satisfaction of general claims of Redwood Trust. Our exposure to loss on the assets, which are collateral for long-term debt, is limited to our net equity investment in Sequoia and Acacia, as the long-term debt is non-recourse to Redwood Trust.

All significant intercompany balances and transactions with Sequoia, Acacia, and Holdings have been eliminated in the consolidation of Redwood Trust as of September 30, 2003. Certain amounts for prior periods have been reclassified to conform to the September 30, 2003 presentation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. Our estimates are inherently subjective in nature and actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

Fair Value. We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. Where applicable, certain fair value estimates made by management are validated against prices provided by certain dealers who make a market in these financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 5, and 9.

Reserves for Credit Losses. We establish and maintain credit reserves for estimated credit losses in our held-for-investment real estate loan portfolios. The reserves consist of a component for individual loan impairment and one or more components of collective impairment. Impairment exists when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The credit reserves are based upon our assessment of various factors affecting the credit quality of our assets. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The credit reserve on our real estate loans is established by taking credit provisions through our Consolidated Statements of Income. Summary information regarding the reserve for credit losses on real estate loans is presented in Note 4. In addition to credit reserves established for our real estate loan portfolios, we also estimate credit protection levels for certain assets purchased at discounts related to credit quality. Our residential loan credit-enhancement securities represent subordinated interests in pools of high-quality jumbo residential real estate loans. These securities are generally rated below investment-grade and, as a result, are typically purchased at a deep discount. A portion of the purchase discount is considered a designated form of credit protection while the remaining component of the purchase discount is accreted as interest income under the effective yield method.

Recognition of Interest Income and Impairment on Investments in Beneficial Interests. Our investment in residential loan credit-enhancement securities and certain investments in our securities portfolio are investments in beneficial interests. We generally purchase these assets at discounts and accrete the discount into income using the effective yield method – a method that estimates a constant effective yield over the effective life of each security. To apply the effective yield method we calculate a yield of each beneficial interest by estimating the cash flows attributable to each beneficial interest. If the estimated future cash flows change, then we recalculate the yield and adjust the periodic accretion recognized as income prospectively. In addition, if a decline in cash flows is not from a temporary condition and the fair value of the beneficial interest declines to below its carrying amount, we record a mark-to-market loss under net unrealized and realized market value gains on our Consolidated Statements of Income. Beneficial interests are included as part of our securities available-for-sale on our Consolidated Balance Sheets.

Risks and Uncertainties

We take certain risks inherent in financial institutions including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk. In addition, there are several risks and uncertainties specific to our business. We seek to actively manage such risks while also providing our stockholders an appropriate rate of return for risks taken. There can be no assurances that such risks and uncertainties are adequately provided for in our financial statements.

A significant portion of our liabilities represent non-recourse long-term debt; our measure of long-term debt consists entirely of mortgage-backed securities issued by bankruptcy-remote securitization trusts. The owners of these securities have no recourse to us and must look only to the assets of the securitization trust for repayment.

Earning Assets

Our earning assets consist primarily of residential and commercial real estate loans and securities. Real estate loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums relating to earning assets are amortized into interest income over their estimated lives considering the prepayments of the earning assets using the effective yield method. Gains or losses on the sale of earning assets are based on the specific identification method.

Real Estate Loans: Held-for-Investment

Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of our Sequoia loans that are pledged or subordinated to support our long-term debt are classified as held-for-investment. Commercial real estate loans for which we have secured financing through the term of the loan or we otherwise have the intent and the ability to hold to maturity are classified as held-for-investment. While we generally do not sell real estate loans as part of our normal business operations, real estate loans classified as held-for-investment may be sold from time to time, especially subsequent to a call of Sequoia long-term debt.

Real Estate Loans: Held-for-Sale

Real estate loans held-for-sale (residential and commercial) are carried at the lower of original cost or market value. Any lower of cost or market adjustments on these loans are recognized in net unrealized and realized market value gains on our Consolidated Statements of Income. Real estate owned (REO) assets are included in real estate loans held-for-sale.

Securities: Trading

Securities classified as trading are recorded at their estimated fair market value. Unrealized gains and losses on these securities are recognized as a component of net unrealized and realized market value gains on our Consolidated Statements of Income.

Securities: Available-for-Sale

Securities available-for-sale are carried at their estimated fair value. Current period and cumulative unrealized gains and losses are classified as accumulated other comprehensive income in Stockholders’ Equity. Unrealized losses on these securities are reported as a component of net unrealized and realized market value gains in our Consolidated Statements of Income if the decline in value is considered to represent a permanent impairment.

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

Interest Rate Agreements

We maintain an overall interest rate risk management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively referred to as interest rate agreements). On the date an interest rate agreement is entered into, we designate the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instruments).

Prior to the fourth quarter of 2002, we elected not to seek hedge accounting treatment for any of our interest rate agreements. Therefore, hedges were designated as trading and were recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in net unrealized and realized market value gains on our Consolidated Statements of Income. Beginning in the fourth quarter of 2002, we elected hedge accounting treatment for certain of our interest rate agreements. Accordingly, specific instruments are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in accumulated other comprehensive income on our Consolidated Balance Sheets. The income or expense related to interest rate agreements is recognized on an accrual basis and is included in interest expense in our Consolidated Statements of Income. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income (see Note 5).

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes identifying all derivatives that are designated as fair value or cash flow hedges to (1) specific assets and liabilities on our Consolidated Balance Sheets or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

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

Debt

Short-term debt and long-term debt are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective yield method based on the repayment schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of long-term debt are deferred and amortized over the estimated lives of the related securitized assets using the effective yield method, adjusted for the effects of actual principal paydown rates.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (exclusive of taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. In 2003, we currently plan to retain up to 10% of our REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status. Accordingly, we have recorded a provision for income taxes in our Consolidated Statements of Income. In prior years, no income tax provision was necessary as we distributed 100% of our REIT taxable income.

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year, will be deemed to have been paid by the REIT and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the dividends declared in the fourth quarter 2003, which are paid in January 2004, are considered taxable income to stockholders in 2003 (the year declared).

The taxable income of Holdings and its subsidiaries is subject to state and Federal income taxes at the applicable statutory rates. Holdings provides for any deferred income taxes to reflect estimated future tax effects. Deferred income taxes, to the extent they exist, reflect estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. See Note 8 for further discussion on income taxes at Holdings.

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

The following table provides reconciliations of the numerators and denominators of the basic and diluted net income per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted earnings per share:
Net income	$24,636	$14,987	$62,461	$41,370
Cash dividends on Class B preferred stock	—	(681)	(681)	(2,043)

Basic and Diluted EPS – Net income available to common stockholders	$24,636	$14,306	$61,780	$39,327

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	18,130,085	15,730,182	17,404,892	14,879,883
Net effect of dilutive stock options	888,402	510,012	760,062	485,469

Denominator for diluted earnings per share	19,018,487	16,240,194	18,164,954	15,365,352

Basic Earnings Per Share:
Net income per share	$1.36	$0.91	$3.55	$2.64

Diluted Earnings Per Share:
Net income per share	$1.30	$0.88	$3.40	$2.56

For the three and nine months ended September 30, 2003, the number of common equivalent shares issued by Redwood Trust that were anti-dilutive totaled 96,536 and 390,222, respectively. For the three and nine months ended September 30, 2002, the number of common equivalent shares issued by Redwood Trust that were anti-dilutive totaled 410,364 and 402,521, respectively.

Comprehensive Income

Current period net unrealized gains and losses on assets available-for-sale and current period net unrealized gains and losses on interest rate agreements are reported as a component of comprehensive income on our Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as accumulated other comprehensive income in Stockholders’ Equity. As of September 30, 2003 and December 31, 2002, accumulated other comprehensive income consisted of net unrealized gains and losses on both real estate loan securities available-for-sale and derivatives classified as cash flow hedges. In prior years, the only component of accumulated other comprehensive income was net unrealized gains and losses on real estate loan securities available-for-sale.

Stock-Based Compensation

As of September 30, 2003, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. We account for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions, when we grant stock-based compensation awards we do not include any stock-based employee compensation cost in net income as awards granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. We do not include any stock-based employee compensation cost in net income on our employee stock purchase plan because the plan is deemed non-compensatory.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2003	2002	2003	2002

Net income, as reported	$24,636	$14,306	$61,780	$39,327
Add: Dividend equivalent right operating expenses under APB 25	2,838	1,349	9,130	4,249
Add: Variable stock option operating expenses under APB 25	513	(745)	2,951	587
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(596)	(325)	(1,477)	(1,255)

Pro forma net income	$27,391	$14,585	$72,414	$42,908

Earnings per share:
Basic—as reported	$1.36	$0.91	$3.55	$2.64
Basic—pro forma	$1.51	$0.93	$4.16	$2.88
Diluted—as reported	$1.30	$0.88	$3.40	$2.56
Diluted—pro forma	$1.44	$0.90	$3.99	$2.79

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of  Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). This interpretation provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of a variable interest entity (VIE). Under FIN 46, we must consolidate a VIE in our financial statements if we are considered to be the primary beneficiary of that VIE. The primary beneficiary is the entity that will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk. The FASB has deferred the provisions of FIN 46 related to the consolidation for all VIEs to reporting periods after December 15, 2003, while disclosures about the nature, size, and purpose remain in effect.

Our principal business activity involves issuing various series of non-recourse long-term debt collateralized by residential and commercial real estate loans and mortgage-backed securities. The collateral specific to each long-term debt series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Historically we have consolidated the assets, liabilities, and activities of these transactions under pre-existing GAAP. Under FIN 46, these interests may be deemed VIEs and we may be considered the primary beneficiary; however, our involvement remains unchanged, as does our accounting treatment. Required disclosures relating to VIEs under FIN 46 are provided throughout these financial statements and footnotes. As of September 30, 2003, we had not identified any non-

consolidated interests that we believe meet the requirements under the criteria of FIN 46 and therefore no additional consolidation or disclosures are required.

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

NOTE 3. EARNING ASSETS

As of September 30, 2003 and December 31, 2002, our earning assets generally consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual) adjustments. The original maturity of the majority of our residential real estate loans and residential and commercial real estate securities is twenty five to thirty years. The original maturity of our commercial real estate loans is from two to ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.

For the three and nine months ended September 30, 2003, the average balance of earning assets was $11.9 billion and $9.3 billion, respectively. For the three and nine months ended September 30, 2002, the average balance of earning assets was $4.1 billion and $3.2 billion, respectively.

As of September 30, 2003 and December 31, 2002, earning assets consisted of the following:

Residential Real Estate Loans

	September 30, 2003			December 31, 2002

	Held-			Held-
	for-	Held-for-		for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total

Current Face	$707	$13,702,768	$13,703,475	$918	$6,189,756	$6,190,674
Unamortized Discount	(12)	—	(12)	(13)	—	(13)
Unamortized Premium	—	123,404	123,404	1	32,788	32,789

Amortized Cost	695	13,826,172	13,826,867	906	6,222,544	6,223,450
Reserve for Credit Losses	—	(13,617)	(13,617)	—	(8,271)	(8,271)

Carrying Value	$695	$13,812,555	$13,813,250	$906	$6,214,273	$6,215,179

We acquire residential real estate loans from third party originators for securitization under the Sequoia program. These loans are transferred to securitization trusts and are the primary source of collateral for the non-recourse long-term debt on our Consolidated Balance Sheets. For the three and nine months ended September 30, 2003, we acquired $5.0 billion and $8.5 billion, respectively, of residential real estate loans in pools and bulk purchase transactions. Principal paydowns on our residential real estate loans for the three and nine months ended September 30, 2003 totaled $0.4 billion and $0.8 billion, respectively. As of September 30, 2003 and December 31, 2002, residential real estate loans with a net carrying value of $401 million and $103 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties. As of September 30, 2003 and December 31, 2002, residential real estate loans with a net carrying value of $13.4 billion and $6.1 billion, respectively, were pledged as collateral for long-term debt through our Sequoia program.

For the nine months ended September 30, 2003, we had realized market value gains of $0.7 million from our residential real estate loans through our Consolidated Statements of Income due to the call of Sequoia Mortgage Trust 3 and the subsequent sale of the remaining real estate loans.

Residential Loan Credit-Enhancement Securities

	September 30, 2003	December 31, 2002

	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale

Current Face	$603,855	$559,186
Unamortized Discount	(145,357)	(58,578)
Portion Of Discount Designated As A Credit Reserve	(177,647)	(224,891)

Amortized Cost	280,851	275,717
Gross Unrealized Gains	96,812	79,867
Gross Unrealized Losses	(4,252)	(3,105)

Carrying Value	$373,411	$352,479

We credit enhance pools of high-quality jumbo residential real estate loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. We therefore commit capital that partially “credit enhances” a securitized pool of residential real estate loans. For the three and nine months ended September 30, 2003, we acquired $23 million and $72 million, respectively, of residential loan credit-enhancement securities. Principal paydowns for the three and nine months ended September 30, 2003 totaled $38 million and $100 million, respectively. A portion of the principal paydowns on our residential loan credit-enhancement securities represents calls of the security issues in accordance with original issue provisions. For the three and nine months ended September 30, 2003, principal paydowns represented by calls of security issues were $9 million and $19 million, respectively.

Our residential loan credit-enhancement securities are first loss, second loss, and third loss securities. First loss securities are generally allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a maximum of the principal amount of the first loss security. First loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to our second and third loss securities provide our interests with some protection from losses, as they serve as external credit enhancement. Our residential loan credit-enhancement securities provided some level of credit enhancement on $44 billion and $59 billion of residential real estate loans securitized by third parties as of September 30, 2003 and December 31, 2002, respectively.

When we purchase residential loan credit-enhancement securities, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income using the effective yield method based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates. The designated credit reserves are specific to each residential loan credit-enhancement security.

If estimated future credit losses exceed our prior expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward or we may take a mark-to-market earnings charge to write down our investment in the security to current market value to reflect permanent impairment. If estimated future credit losses are less than our prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For the three and nine months ended September 30, 2003, we recognized market value losses of $0.0 million and $1.5 million on our Consolidated Statements of Income from our residential loan credit-enhancement securities to reflect permanent impairment, respectively. For the three and nine months ended September 30, 2002, we recognized market value losses on our Consolidated Statements of Income of $0.2 million and $1.2 million, respectively, from our residential loan credit-enhancement securities to reflect permanent impairment.

As of September 30, 2003 and December 31, 2002, no residential loan credit-enhancement securities were pledged as collateral under short-term borrowing arrangements to third parties. As of September 30, 2003 and December 31, 2002, residential loan credit-enhancement securities with a net carrying value of $169 million and $167 million, respectively, were pledged as collateral under long-term securitizations (see Note 7).

Commercial Real Estate Loans

	September 30, 2003			December 31, 2002

	Held-for-	Held-for-		Held-for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total

Current Face	$8,527	$22,684	$31,211	$19,139	$11,111	$30,250
Unamortized Discount	(221)	(7,382)	(7,603)	(897)	(83)	(980)

Carrying Value	$8,306	$15,302	$23,608	$18,242	$11,028	$29,270

Commercial real estate loans represent first lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment represent junior participations in first lien interests where we provide credit enhancement to a senior interest. Commercial real estate loans held-for-sale represent first lien interests in commercial properties where we have sole interest. For the three and nine months ended September 30, 2003, we acquired $1.0 million and $6.4 million, respectively, of commercial real estate loans. Principal paydowns for both the three and nine months ended September 30, 2003 were $12 million. As of September 30, 2003 and December 31, 2002, no commercial real estate loans were pledged as collateral under short-term borrowing arrangements to third parties. As of September 30, 2003 and December 31, 2002, commercial real estate loans held-for-investment with a net carrying value of $9 million and $10 million, respectively, were pledged as collateral under long-term borrowing arrangements to third parties (see Note 7).

Securities Portfolio

	September 30, 2003	December 31, 2002

	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale

Current Face	$599,144	$339,095
Unamortized Discount	(10,400)	(5,385)
Unamortized Premium	16,908	6,523

Amortized Cost	605,652	340,233
Gross Unrealized Gains	6,528	1,520
Gross Unrealized Losses	(7,095)	(6,056)

Carrying Value	$605,085	$335,697

Securities portfolio assets represent investment-grade security interests in prime residential, sub-prime residential, commercial, second lien residential, and corporate REIT debt securities. For the three and nine months ended September 30, 2003, acquisitions in our securities portfolio totaled $29 million and $309 million, respectively. Principal paydowns in our securities portfolio totaled $13 million and $36 million, respectively, for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2003, we recognized net realized market value losses of $3.3 million and $3.4 million, respectively, from our securities portfolio through our Consolidated Statements of Income. For the three and nine months ended September 30, 2002, we recognized net realized market value gains of $4.4 million and $5.9 million, respectively, from our securities portfolio through our Consolidated Statements of Income.

As of September 30, 2003, securities portfolio assets with a net carrying value of $101 million were pledged as collateral under a warehouse agreement (see Note 6). As of December 31, 2002, no securities portfolio assets were pledged as collateral under a warehouse agreement. As of September 30, 2003 and December 31, 2002, securities portfolio assets with a net carrying value of $480 million and $285 million, respectively, were pledged as collateral under long-term securitizations (see Note 7).

NOTE 4. RESERVE FOR CREDIT LOSSES

We provide for credit losses on our residential real estate loans held-for-investment by maintaining a reserve for credit losses. The reserve for credit losses is increased by taking provision for credit losses recorded as a reduction in interest income on residential real estate loans on our Consolidated Statements of Income. The reserve for credit losses is reflected as a component of residential real estate loans on our Consolidated Balance Sheets. The following table summarizes the activity in the reserve for credit losses.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(in thousands)	2003	2002	2003	2002

Balance at beginning of period	$12,159	$5,953	$8,271	$5,199
Provision for credit losses	1,458	894	5,377	1,648
Charge-offs	—	(236)	(31)	(236)

Balance at end of period	$13,617	$6,611	$13,617	$6,611

We establish and maintain credit reserves that we believe represent probable credit losses that will result from impairment existing in our residential real estate loan portfolio as of the date of the financial statements. To calculate the reserve, we determine a level of impairment by first determining loss factors that can be specifically applied to each of our loan pools. We may consider various factors including, but not limited to, the age of our loans, underwriting standards, business climate, economic conditions, geographical considerations, past performance of similar loans, and other observable data. Once we determine applicable loss factors, we perform a migration analysis for each pool of loans and evaluate loss experience over their expected lives. We estimate the timing of these losses and then estimate the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves. We reevaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.

NOTE 5. INTEREST RATE AGREEMENTS

We generally attempt to structure our balance sheet to address many of the interest rate risks inherent in our assets and liabilities. We enter into certain interest rate agreements with the objective of matching the interest rate characteristics of our assets and liabilities.

We may enter into interest rate agreements consisting of interest rate options, interest rate swaps, interest rate futures, and other types of hedging instruments. We designate our interest rate agreements as trading instruments or cash flow hedges. In general, we use cash flow hedges to hedge our variable interest rate debt payments associated with certain existing and/or future liabilities.

Interest rate options, which include caps and call corridors (options), are agreements that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when a contract is initiated. Interest rate cap agreements provide cash flows to the extent that a specific interest rate index exceeds a fixed rate. Interest rate corridor agreements provide cash flows to us to the extent that a specific interest rate falls between two fixed rates.

Interest rate swaps (swaps) are agreements in which a series of cash flows are exchanged with a counterparty over a prescribed period based on fixed and indexed interest rates. The notional amount on which the interest payments are based is not exchanged. Most of our swaps involve the exchange of a floating interest payment for a fixed interest payment based on a periodically resetting index. Most of the swaps require that we provide collateral, such as securities or cash, to the counterparty when their fair values decrease significantly. Should the counterparty fail to return the collateral, we would be at risk for the fair market value of those assets pledged as collateral.

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

Prior to the fourth quarter of 2002, we treated all of our interest rate agreements as trading instruments and recorded any changes in fair values through net unrealized and realized market value gains on our Consolidated Statements of Income. Beginning with the fourth quarter of 2002, we elected hedge accounting treatment on certain interest rate agreements while continuing to account for other interest rate agreements as trading instruments. For the three months ended September 30, 2003, we recognized a negligible amount of net market value gains and losses on our interest rate agreements accounted for as trading instruments on our Consolidated Statements of Income. For the nine months ended September 30, 2003, we recognized $0.5 million of net market value losses on our interest rate agreements accounted for as trading instruments on our Consolidated Statements of Income. For the three and nine months ended September 30, 2002, we recognized net market value losses of $3.4 million and $4.8 million, respectively, on these interest rate agreements on our Consolidated Statements of Income.

We report our interest rate agreements at fair value. As of September 30, 2003 and December 31, 2002, the fair value of our interest rate agreements was negative $3.7 million and negative $3.8 million, respectively, and is included in both other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets.

The following table shows the fair value of our interest rate agreements as of September 30, 2003 and December 31, 2002.

(in thousands)	September 30, 2003	December 31, 2002

Interest Rate Agreements Accounted for as Trading Instruments
Interest Rate Caps Purchased	$2	$—
Interest Rate Caps Sold	(2)	—
Interest Rate Corridors Purchased	138	—
Treasury Futures Sold	—	(16)
Interest Rate Agreements Accounted for as Cash Flow Hedges
Interest Rate Corridors Purchased	—	21
Eurodollar Futures Sold	(688)	(276)
Interest Rate Swaps	(3,192)	(3,499)

Total Interest Rate Agreements	$(3,742)	$(3,770)

Changes in the fair value of our cash flow hedges are recorded in accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to our Consolidated Statements of Income over the effective hedge period. In the event the hedged transaction does not occur, we would immediately reclassify the entire balance related to the cash flow hedge from accumulated other comprehensive income to our Consolidated Statements of Income.

The following table depicts the balances in accumulated other comprehensive income as of September 30, 2003 and December 31, 2002 for our cash flow hedges. The $0.1 million of realized net losses included in other comprehensive income as of September 30, 2003 represents interest rate agreements designated as cash flow hedges that have expired or terminated. These realized net losses will be reclassified to interest expense in our Consolidated Statements of Income over the effective period for the hedged transactions. The $1.4 million of unrealized net losses as of September 30, 2003 and the $3.1 million of unrealized net losses as of December 31,

2002 included in other comprehensive income represent interest rate agreements designated as cash flow hedges that are currently outstanding.

	Consolidated Balance Sheets

	Accumulated Other Comprehensive Income

	September 30,	December 31,
(in thousands)	2003	2002

Realized — Closed Transactions:
Realized net gain (loss) remaining in accumulated other comprehensive income	$(51)	$—
Recognized but Unrealized — Open Transactions:
Unrealized gain (loss) included in accumulated other comprehensive income	(1,350)	(3,082)

Total Accumulated Other Comprehensive Income on Interest Rate Agreements	$(1,401)	$(3,082)

As of September 30, 2003, certain of our interest rate agreements accounted for as cash flow hedges had expired or terminated and the effective period for the hedged transactions commenced. This caused a portion of our accumulated other comprehensive income to be reclassified to our Consolidated Statements of Income. For the three and nine months ended September 30, 2003, we reclassified $1.3 million and $2.2 million, respectively, from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on long-term debt in our Consolidated Statements of Income. We did not have any cash flow hedges that expired or matured during the year ended December 31, 2002. Consequently, at December 31, 2002 there was no existing portion of the balance in accumulated other comprehensive income that was scheduled to be amortized into income or expense.

The following table depicts the activity for the three and nine months ended September 30, 2003 for interest rate agreements accounted for as cash flow hedges. The realized net losses on closed transactions represent amounts reclassified from accumulated other comprehensive income to interest expense for the effective period on hedged transactions. The net ineffective portion of hedges represents amounts recorded in interest expense to the extent the interest rate agreements are ineffective related to the hedged transaction.

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003

Net
		Unrealized		Net Unrealized
		and Realized		and Realized
	Interest	Market Value	Interest	Market Value
	Income	Gains	Income	Gains
(in thousands)	(Expense)	(Losses)	(Expense)	(Losses)

Realized – Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	$(1,344)	$—	$(2,171)	$—
Net ineffective portion of hedges	3	—	2	—
Unrealized – Open Transactions:
Net ineffective portion of hedges	(14)	—	62	—

The following table summarizes the aggregate notional amounts of all of our interest rate agreements as well as the credit exposure related to these instruments as of September 30, 2003 and December 31, 2002. The credit exposure reflects the fair market value of any cash and collateral of Redwood Trust held by counterparties. Sequoia did not hold collateral of the third party financial institution for its swap as of September 30, 2003 or December 31, 2002. The cash and collateral held by counterparties are included in restricted cash on our Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2003	2002	2003	2002

Interest Rate Caps Purchased	$40,000	$5,000	$—	$—
Interest Rate Caps Sold	(40,000)	—	—	—
Interest Rate Corridors Purchased	1,791,503	1,096,899	—	—
Eurodollar Futures Sold	(3,080,000)	(1,000,000)	2,490	876
Treasury Futures Sold	—	(1,200)	—	28
Interest Rate Swaps	1,813,461	525,971	2,500	6,600

In general, we incur credit risk to the extent that the counterparties to the interest rate agreements do not perform their obligations under the interest rate agreements. If one of the counterparties does not perform, we may not receive the cash to which we would otherwise be entitled under the interest rate agreement. In order to mitigate this risk, we only enter into interest rate agreements that are either a) transacted on a national exchange or b) transacted with counterparties that are either i) designated by the U.S. Department of Treasury as a primary government dealer, ii) affiliates of primary government dealers, or iii) rated BBB or higher. Furthermore, we generally enter into interest rate agreements with several different counterparties in order to diversify our credit risk exposure.

NOTE 6. SHORT-TERM DEBT

We enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance a portion of our earning assets. We generally intend to use short-term debt only while we accumulate assets prior to issuing long-term debt to finance real estate loan assets to maturity.

As of September 30, 2003, we had $500 million of short-term debt outstanding with a weighted-average borrowing rate of 1.97% and a weighted-average remaining maturity of 143 days. This debt was collateralized with $401 million of residential real estate loans and $125 million of securities. As of December 31, 2002, we had $100 million of short-term debt outstanding with a weighted-average borrowing rate of 1.94% and a weighted-average remaining maturity of 162 days. This debt was collateralized with $103 million of residential real estate loans.

As of September 30, 2003 and December 31, 2002, our short-term debt had the following remaining maturities:

	September 30,	December 31,
(in thousands)	2003	2002

Within 30 days	$—	$—
31 to 90 days	109,127	5,645
Over 90 days	390,596	94,069

Total Short-Term Debt	$499,723	$99,714

For both the three and nine months ended September 30, 2003, the average balance of short-term debt was $0.3 billion with a weighted-average interest cost of 1.94% and 2.02%, respectively. For both the three and nine months ended September 30, 2002, the average balance of short-term debt was $0.9 billion, with a weighted-average interest cost of 2.43% and 2.31%, respectively. The maximum balance outstanding for both the three and nine months ended September 30, 2003 was $0.8 billion. The maximum balance outstanding for both the three and nine months ended September 30, 2002 was $1.4 billion. Through September 30, 2003, we were in compliance with all of our debt covenants for all of our short-term borrowing arrangements and credit facilities.

We have uncommitted facilities available with several banks and Wall Street firms for financing AAA and AA-rated residential real estate securities. As of September 30, 2003, we had borrowings under these facilities of $10 million. The collateral pledged under these borrowings are retained interests in previously issued adjustable-rate residential real estate loan securitizations through our Sequoia program. As of December 31, 2002, we did not have any borrowings under these uncommitted facilities. Borrowings under these facilities bear interest based on a specified margin over one-month LIBOR. As of September 30, 2003, the weighted average borrowing rate under these facilities was 1.37%. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

As of both September 30, 2003 and December 31, 2002, we had short-term facilities with three Wall Street firms totaling $1.4 billion to fund residential real estate loans. As of September 30, 2003 and December 31, 2002, we had borrowings under these facilities of $391 million and $100 million, respectively. Borrowings under these facilities bear interest based on a specified margin over one-month LIBOR. As of September 30, 2003 and December 31, 2002, the weighted average borrowing rate under these facilities was 1.63% and 1.94%, respectively. These facilities expire between April 2004 and October 2004. We will likely seek to renew these facilities and may pursue additional facilities and do not anticipate any problems doing so at this time.

In June 2003, we entered into a warehouse agreement and an engagement letter with a Wall Street firm designed to enable us to pursue the issuance of a collateralized debt obligation (CDO) through the Acacia program. As of September 30, 2003, we had borrowings under this agreement of $98 million. This agreement terminated upon the issuance of Acacia CDO 3 LTD in November 2003 (see Note 12).

As of September 30, 2003, we had master repurchase agreements with three Wall Street firms totaling $120 million. At December 31, 2002, we had master repurchase agreements with two banks and two Wall Street firms totaling $200 million. These facilities are intended to finance residential real estate loan securities with lower-than-investment-grade ratings. In addition to these committed facilities, we may also finance residential real estate loan securities with lower-than-investment-grade ratings through non-committed borrowing arrangements. As of both September 30, 2003 and December 31, 2002, we had no borrowings under these committed and non-committed facilities. Borrowings under these facilities bear interest based on a specified margin over one-month LIBOR. Two of the committed facilities expire in October 2003 and June 2004. The termination date for the third committed facility is in November 2003; however, certain funding transactions could have termination dates after this date. During the first nine months of 2003, we chose not to renew two of these facilities. We do not anticipate any problems renewing these credit facilities but we may not seek to renew certain facilities as they expire.

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

Sequoia long-term debt is secured by residential real estate loans and residential real estate loan mortgage-backed securities (Sequoia bond collateral). The Sequoia bond collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential real estate loans secured by first liens on one to four-family residential properties. All Sequoia bond collateral is pledged to secure repayment of the related Sequoia long-term debt obligation. During the three and nine months ended September 30, 2003, we issued $4.7 billion and $8.0 billion, respectively, of Sequoia long-term debt to fund residential real estate loans. During the three and nine months ended September 30, 2002, we issued $2.2 billion and $3.3 billion, respectively, of Sequoia long-term debt to fund residential real estate loans. During both the three and nine months ended September 30, 2003 and during the three months ended September 30, 2002, we did not issue any Sequoia long-term debt secured by residential real estate loan mortgage-backed securities. During the nine months ended September 30, 2002, we issued $80 million of Sequoia long-term debt secured by residential real estate loan mortgage-backed securities.

Acacia long-term debt is secured by residential and commercial real estate loan mortgage-backed securities (Acacia bond collateral). All Acacia bond collateral is pledged to secure repayment of the related Acacia long-term debt obligation. During the three months ended September 30, 2003, we did not issue any Acacia long-term debt. During the nine months ended September 30, 2003, we issued $284 million of Acacia long-term debt secured by residential and commercial real estate loan mortgage-backed securities and corporate REIT debt. During both the three and nine months ended September 30, 2002, we did not issue any Acacia long-term debt.

As of September 30, 2003, commercial long-term debt was secured by one hybrid commercial real estate loan (commercial loan collateral) with a maturity date in 2009, which was secured by a first lien on the related commercial real estate property reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment. As of December 31, 2002, commercial long-term debt was secured by one adjustable rate commercial real estate loan (commercial loan collateral) with a maturity date in 2003, which was secured by a first lien on the related commercial real estate property reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment.

Our exposure to loss on the Sequoia bond collateral, Acacia bond collateral, and the commercial loan collateral is limited to our net investment, as the residential and commercial long-term debt are non-recourse to Redwood Trust. As required by the governing documents related to each series of long-term debt, the Sequoia and Acacia bond collateral is held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) on the bond collateral and make corresponding principal and interest payments on the long-term debt. Obligations under our long-term debt are payable solely from the bond collateral and are otherwise non-recourse to Redwood Trust.

The components of the collateral for our long-term debt are summarized as follows:

	September 30,	December 31,
(in thousands)	2003	2002

Residential Real Estate Loans:
Residential Real Estate Loans held-for-sale	$97	$174
Residential Real Estate Loans held-for-investment	13,406,826	6,065,582
Residential Loan Credit-Enhancement Securities available-for-sale	169,293	167,400
Securities Portfolio Securities available-for-sale	479,703	284,514
Restricted cash	7,575	3,118
Accrued interest receivable	29,930	15,900

Total Residential Long-Term Debt Collateral	14,093,424	6,536,688
Commercial Real Estate Loans held-for-investment	9,043	9,662

Total Long-Term Debt Collateral	$14,102,467	$6,546,350

The components of our long-term debt as of September 30, 2003 and December 31, 2002, along with other selected information are summarized below:

	September 30,	December 31,
(in thousands)	2003	2002

Sequoia Long-Term Debt	$13,171,748	$6,119,720
Acacia Long-Term Debt	565,440	285,000
Commercial Long-Term Debt	5,590	8,283
Unamortized premium on Long-Term Debt	75,767	5,184
Deferred bond issuance costs	(36,332)	(21,167)

Total Long-Term Debt	$13,782,213	$6,397,020

Range of weighted average interest rates, by series – Sequoia	1.42% to 5.86%	1.74% to 5.73%
Stated Sequoia maturities	2016 – 2039	2024 – 2039
Number of Sequoia series	21	12
Range of weighted average interest rates, by series – Acacia	1.95% to 2.05%	2.23%
Stated Acacia maturities	2018 – 2038	2018 – 2037
Number of Acacia series	2	1
Weighted average interest rates – Commercial	9.50%	8.63%
Stated commercial maturities	2009	2003
Number of commercial series	1	1

For the three and nine months ended September 30, 2003, the average balance of Sequoia long-term debt was $10.6 billion and $8.1 billion, respectively. For the three and nine months ended September 30, 2002, the average balance of Sequoia long-term debt was $2.9 billion and $2.0 billion, respectively. As of September 30, 2003 and December 31, 2002, accrued interest payable on Sequoia long-term debt was $8.4 million and $4.7 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For the three and nine months ended September 30, 2003, the average balance of Acacia long-term debt was $0.6 billion and $0.4 billion, respectively. As of September 30, 2003 and December 31, 2002, accrued interest payable on Acacia long-term debt was $0.8 million and $0.4 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For both the three and nine months ended September 30, 2003, the average balance of commercial long-term debt was $8 million. For the three and nine months ended September 30, 2002, the average balance of commercial long-term debt was $26 million and $24 million, respectively.

NOTE 8. TAXES

As a REIT, Redwood Trust can deduct dividends paid from REIT taxable income and thus, effectively, may not be subject to income taxes. However, a REIT can retain up to 10% of its taxable income and still maintain its REIT status. We currently plan to retain up to 10% of our 2003 REIT taxable income, and will therefore be subject to corporate income taxes on this retained income for the 2003 calendar tax year. Holdings, Redwood Trust’s taxable subsidiary, is subject to corporate income taxes on 100% of its taxable income.

Our provision for corporate income taxes for Redwood Trust for the three and nine months ended September 30, 2003 was $1.6 million and $4.1 million, respectively. For the three and nine months ended September 30, 2002, we did not have a provision for corporate income taxes because we did not plan to nor did we permanently retain any of our 2002 REIT taxable income.

We did not have any provision for corporate income taxes for Holdings for the three months ended September 30, 2003. The provision for income taxes for Holdings for the nine months ended September 30, 2003, was $0.2 million. The provision for Holdings for both the three and nine months ended September 30, 2002 was $3,200. California Revenue and Tax Code Section 24416.3 has caused the deduction for California net operating loss (NOL) carryforwards to be suspended for the tax years 2002 and 2003. In addition, this regulation states that for any California carryforward of a NOL for which a deduction is denied by reason of the suspension, the carryforward period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002. No additional Federal tax provision for Holdings was recorded for the three and nine months ended September 30, 2003 and 2002, as taxable income reported for these periods was offset by Federal net operating loss carryforwards from prior years.

Due to the uncertainty of realization of NOLs, no deferred tax benefit has been recorded for Holdings. A valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards, and other future temporary deductions as of September 30, 2003 and December 31, 2002. As of September 30, 2003 and December 31, 2002, Holdings had net operating loss carryforwards of approximately $19.5 million and $24.4 million for Federal tax purposes, respectively. As of both September 30, 2003 and December 31, 2002, Holdings had net operating loss carryforwards of approximately $15.8 million for state tax purposes. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while most of the state loss carryforwards expire between 2005 and 2010.

For the 2002 tax year, our distributions declared before calendar year-end and distributed on or before January 31, 2003 were less than 85% of REIT taxable income in the 2002 calendar year requiring us to incur a 4% excise tax provision on the shortfall. For the 2003 tax year, we expect our distributions declared before calendar year-end and distributed on or before January 31, 2004 are anticipated to be less than 85% of our 2003 REIT taxable income. If this occurs, we will incur a 4% excise tax provision on the shortfall. For the nine months ended September 30, 2003, we provided for excise tax of $0.9 million, which is reflected as a component of operating expenses on our Consolidated Statements of Income. As of September 30, 2003 and December 31, 2002, accrued excise tax payable was $0.9 million and $1.0 million, respectively, and is reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of our financial instruments as of September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value

Assets
Real Estate Loans
Residential: held-for-sale	$695	$695	$906	$906
Residential: held-for-investment	13,812,555	13,842,237	6,214,273	6,227,385
Commercial: held-for-sale	8,306	8,316	18,242	18,242
Commercial: held-for-investment	15,302	15,302	11,028	11,111
Real Estate Loan Securities
Credit Enhancement Portfolio: available-for-sale	373,411	373,411	352,479	352,479
Securities Portfolio: available-for-sale	605,085	605,085	335,697	335,697
Interest Rate Agreements	(3,742)	(3,742)	(3,770)	(3,770)
Liabilities
Short-Term Debt	499,723	499,723	99,714	99,714
Long-Term Debt	13,782,213	13,817,062	6,397,020	6,390,988

The carrying values of all other balance sheet accounts as reflected in the financial statements approximate fair value due to the short-term nature of these accounts.

NOTE 10. STOCKHOLDERS’ EQUITY

Class B 9.74% Cumulative Convertible Preferred Stock

On August 8, 1996, we issued 1,006,250 shares of Class B Preferred Stock. The preferred stock paid a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared on the number of shares stock as to the payment of dividends and liquidation rights. The liquidation preference entitled the holders of the preferred stock to receive $31.00 per share plus any accrued dividends before any distribution was made on the common stock.

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

Stock Option Plan

In March 2002, we adopted our Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors that was approved by our shareholders in May 2002. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit our compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of September 30, 2003 and December 31, 2002, 367,153 and 432,008 shares of common stock, respectively, were available for grant.

Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of September 30, 2003 and December 31, 2002, 550,897 and 535,297 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

As of both September 30, 2003 and December 31, 2002, 28,000 shares of restricted stock had been granted to two officers of Redwood Trust. As of September 30, 2003 and December 31, 2002, restrictions on 17,500 and 12,250 of these shares had lapsed, respectively. The restrictions on the remaining 10,500 shares lapse in equal increments on the first day of each calendar quarter from October 1, 2003 through January 1, 2005. No other restricted shares have been awarded.

Redwood Trust has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred that relate to long-term incentive grants made in the past. To the extent our REIT taxable income increases, our REIT dividend distribution requirement, and stock and cash DER expenses may increase. For the three and nine months ended September 30, 2003, we accrued cash and stock DER expenses of $2.8 million and $9.1 million, respectively. For the three and nine months ended September 30, 2002, we accrued cash and stock DER expenses of $1.3 million and $4.2 million, respectively. Stock and cash DER expenses are included in operating expenses in our Consolidated Statements of Income.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options causing such options to be considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In addition to the stock DER expense on these options, for the three and nine months ended September 30, 2003, we recognized variable stock option expense of $0.5 million and $3.0 million, respectively. For the three months ended September 30, 2002, we recognized variable stock option income of $0.7 million and, for the nine months ended September 30, 2002, we recognized variable stock option expense of $0.6 million. This expense is included in operating expenses in our Consolidated Statements of Income.

Stock DERs are accrued based on an estimate of our common stock dividend requirements. As of September 30, 2003 and December 31, 2002, there were 204,865 and 192,445 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of our common stock dividend requirements. As of September 30, 2003 and December 31, 2002, there were 1,554,192 and 1,529,051 unexercised options with cash DERs under the Plan, respectively. As of September 30, 2003 and December 31, 2002, there were 65,615 and 148,286 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan as of September 30, 2003 and changes during the three and nine months ended on that date is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
(in thousands, except share data)	Shares	Price	Shares	Price

Outstanding options at beginning of period	1,895,713	$22.96	1,869,782	$22.87
Options granted	3,000	$40.88	30,600	$35.76
Options exercised	(77,091)	$17.86	(86,684)	$17.95
Options forfeited	(300)	$41.51	(1,446)	$25.95
Dividend equivalent rights earned	3,350	—	12,420	—

Outstanding options at end of period	1,824,672	$23.16	1,824,672	$23.16

Deferred Compensation Plan

In May 2002, our Board of Directors approved the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with Redwood Trust. The plan allows for the investment of deferrals in either an interest crediting account or deferred stock units. As of September 30, 2003 and December 31, 2002, $1.1 million and $0.5 million, respectively, had been deferred in an interest crediting account under the Deferred Compensation Plan. A portion of the deferrals in the Deferred Compensation Plan represents accrued interest earned on participant accounts. As of September 30, 2003, $0.2 million of accrued interest had been credited to the plan. As of December 31, 2002, a negligible amount of accrued interest had been credited to the plan. As of September 30, 2003, 25,417 deferred stock units had been granted through deferrals in the plan which represented a value of $0.8 million at the time of grant. As of December 31, 2002, there were no deferrals invested in deferred stock units.

Employee Stock Purchase Plan

In May 2002, our common shareholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood Trust through the purchase of shares of common stock at a discount. A maximum of 100,000 shares of common stock may be purchased under the ESPP. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. For 2002, the offering period started on July 1st and consisted of two quarterly purchase periods. For 2003 and beyond, the offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods. For the three and nine months ended September 30, 2003, employees acquired an aggregate of 2,824 and 6,677 shares, respectively, of common stock at an average purchase price of $23.99 and $23.77 per share, respectively, under this Plan. As of September 30, 2003 and December 31, 2002, there remained a negligible amount of uninvested employee contributions in the ESPP.

Common Stock Repurchases

Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of common stock during the three and nine months ended September 30, 2003 and 2002. As of September 30, 2003, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

Common Stock Issuances

For the three and nine months ended September 30, 2003, we issued 568,079 and 1,197,560 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $22.7 million and $42.6 million, respectively. For the three and nine months ended September 30, 2002, we issued 257,796 and 911,536 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $7.1 million and $24.5 million, respectively. For the three and nine months ended September 30, 2003 and for the three months ended September 30, 2002, we did not complete any secondary offerings. For the nine months ended September 30, 2002, we completed secondary offerings of 2,300,000 shares of common stock for net proceeds of $55.3 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In June 2003, we entered into a warehouse agreement with a Wall Street firm to facilitate the accumulation of securities for a future CDO. Pursuant to this agreement, the Wall Street firm is providing short-term financing for some of our assets (as discussed in Note 6) and is also acquiring assets for potential future sale to Redwood Trust. The fair value of the assets in the warehouse totaled $80 million at September 30, 2003.

As of September 30, 2003, Redwood Trust was obligated under non-cancelable operating leases with expiration dates through 2013. The total future minimum lease payments under these non-cancelable leases are $8.4 million and are expected to be paid as follows: 2003 - $0.3 million; 2004 - $1.2 million; 2005 - $1.2 million; 2006 - $0.9 million; 2007 - $0.7 million; 2008 - $0.7 million; 2009 - $0.7 million; 2010 - $0.7 million; 2011 - $0.8 million; 2012 - $0.8 million; 2013 - $0.4 million. The majority of the future lease payments are related to a new operating lease for our executive offices that we relocated to in the third quarter of 2003.

NOTE 12. SUBSEQUENT EVENTS

In October 2003, we issued $0.7 billion of long-term debt through Sequoia Mortgage Trust 2003-6, a trust established by Sequoia. This debt is collateralized by pools of adjustable-rate residential real estate loans. We also issued $0.1 billion of long-term debt through Sequoia Mortgage Funding 2003-A. This debt is collateralized by retained interests in previously issued adjustable-rate residential real estate loan securitizations through our Sequoia program. The proceeds received from these issuances were used to acquire loans and pay down a portion of our short-term debt.

In October 2003, residential loan credit-enhancement securities with a principal value of $38 million were called pursuant to the original securitization documents. We recognized net realized market value gains on these calls of $18 million through net unrealized and realized market value gains on our Consolidated Statements of Income.

In November 2003, our Board of Directors declared a regular cash dividend for common shareholders of $0.65 per share for the fourth quarter of 2003. This regular common cash dividend is payable on January 21, 2004 for shareholders of record on December 31, 2003. Our Board of Directors also declared a special cash dividend for common shareholders of $4.75 per share. This special common cash dividend is payable on December 5, 2003 to shareholders of record on November 28, 2003. These fourth quarter dividends are distributions of our 2003 REIT taxable income.

In November 2003, we acquired the balance of the assets financed through the warehouse agreement (see Note 11), terminated this facility, and issued $284 million of long-term debt secured by residential and commercial real estate loan securities and other asset-backed securities. This long-term debt was issued as a CDO through our Acacia program.

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

SUMMARY AND OUTLOOK

Redwood Trust is a financial institution that invests in real estate loans (and real estate loan securities created from these loans). Our largest investment is in high-quality jumbo residential real estate loans and related real estate loan securities. We also invest in commercial real estate loans and various other types of residential and commercial real estate loan securities.

Our primary source of revenue is interest income consisting of the monthly loan payments made by homeowners and commercial property owners on their loans. Our expenses include interest expenses and operating expenses.

Redwood Trust is structured as a Real Estate Investment Trust (REIT) and therefore we distribute to shareholders as dividends the majority of the REIT taxable income (our taxable income excluding income earned in non-REIT taxable subsidiaries) that we earn.

Our primary financial goal is to maintain steady regular dividend payments to our shareholders. Our regular dividend rate during 2003 has been $0.65 per share per quarter. On November 10, 2003, we declared a fourth quarter regular dividend of $0.65 per share payable on January 21, 2004 to common shareholders of record on December 31, 2003. Our Board of Directors has indicated that they currently intend to set a regular dividend rate of $0.67 per share per quarter for 2004.

On November 10, 2003, we declared a special dividend of $4.75 per share, payable on December 5, 2003 to common shareholders of record on November 28, 2003. We estimate we earned $4.99 per share of REIT taxable income for the first three quarters of 2003 and we expect our REIT taxable income results will continue to be strong in the fourth quarter of 2003. These extraordinary results were driven by a strong housing market, favorable loan prepayment patterns, capital efficiencies, low default rates, gains on discount securities called at full face value, and other factors. Our special dividend and regular dividend distributions continue to satisfy our dividend distribution requirements as a REIT.

Our GAAP earnings (as calculated in accordance with Generally Accepted Accounting Principles) were $1.30 per share for the third quarter of 2003 and $3.40 per share for the first nine months of the year. Our core earnings were $1.29 per share in the third quarter of 2003 and $3.31 per share for the first nine months of the year. We believe GAAP and core earnings both provide relevant and useful information as measures of our financial results. Core earnings equal GAAP earnings excluding gains and losses realized on the sale of assets and also excluding unrealized fluctuations in the market values on certain assets that are reported as a gain or loss for GAAP.

Our return on equity has increased in 2003 as a result of increased capital efficiencies, the addition of attractive new assets, increasing yields on our residential credit-enhancement securities, and gains from calls of assets. Our capital efficiency increased as we (1) recycled capital by re-securitizing appreciated assets through re-REMICs and other securitizations, (2) reduced our effective capital requirements for BB-rated residential credit-enhancement securities by selling them to Acacia for re-securitization, and (3) reduced excess unemployed capital through growth. We added new assets that are generating attractive net yields through our Sequoia and Acacia securitization programs, acquisitions of residential loan credit-enhancement securities, and acquisitions of commercial real estate loan participations. The yield we recognize on our residential loan credit-enhancement portfolio has increased due to excellent credit results and faster prepayment rates. Finally, realized gains from calls of our residential loan credit-enhancement securities added $9.0 million to our GAAP income for the first nine months of 2003 (these gains are excluded from core earnings).

We believe our 2003 and 2004 earnings will continue to benefit from the quality of our existing assets; however, the extraordinary circumstances of the last few years that increased our realized yields on our seasoned assets (attractive acquisition pricing, excellent credit results, and favorable prepayment rate patterns) are unlikely to continue or to be repeated.

Our existing assets will be paying down over the next few years and will be replaced by new assets. We believe the new assets we have added during 2003 have a return potential that is generally attractive, but we do not expect these new assets to generate the same level of yields we are currently enjoying on our more seasoned assets. We believe our ability to continue to source attractive assets will likely decline in the future as we expect to face increased competition, higher acquisition pricing, and a reduced supply of acquisition opportunities.

Overall, we expect that our results, on average over the years, will be reasonably attractive. We believe we will continue to be a viable competitor as a result of our capital and operating efficiencies, our intense and specialized focus on our core business, and the relationships we have developed with our business partners. However, we believe both our earnings and any special dividend distributions are most likely to decline on a per share basis over a period of several years from 2003’s extraordinary levels. We continue to believe that our regular dividend rate is sustainable.

SUPPLEMENTAL FINANCIAL DATA

Supplemental financial data regarding our operations during 2003 is available on our web site at www.redwoodtrust.com.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies and how changes in estimates might affect our financial results and statements are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosures provided in this Form 10-Q.

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

Valuation adjustments to our real estate loans held-for-sale and our trading securities are reported as net unrealized and realized market value gains on our Consolidated Statements of Income in the applicable period of the adjustment. In general, adjustments to the fair value of our securities available-for-sale are reported through our balance sheet as a component of accumulated other comprehensive income in Stockholders’ Equity within the cumulative unrealized gains and losses classified as accumulated other comprehensive income. The exception to this treatment of our securities available-for-sale is when a specific impairment is identified or a decrease in fair value results from a decline in estimated cash flows that may be considered an other-than-temporary change. In such cases, the resulting decrease in fair value is recorded in net unrealized and realized market value gains (losses) on our Consolidated Statements of Income in the applicable period of the adjustment.

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

Credit Reserves

The credit reserve for our residential real estate loans is established by taking credit provisions through our Consolidated Statements of Income. The provision amounts are the result of estimates of collective loan impairment based on historical charge-off experience, current conditions, and adjustments to historic conditions. Our collective loan impairment evaluation may consider several components including, but not limited to, such factors as the age of loans, underwriting standards, business climate, economic conditions, geographic considerations, past performance of similar loans, and other observable data including our extensive industry experience.

The credit reserve for our residential loan credit-enhancement securities is a designated component of the purchase discount. Our residential loan credit-enhancement securities generally have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential real estate loans. As a result of these characteristics, we generally purchase our credit-enhancement securities at a deep discount. Based upon cash flow projections, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a credit reserve. The reserve is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment.

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

Prior to the fourth quarter of 2002, we chose not to seek “hedge” accounting treatment for any of our interest rate agreements and therefore all of our derivative instruments were designated as trading instruments and were recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in net unrealized and realized market value gains on our Consolidated Statements of Income. In the fourth quarter of 2002, we began electing hedge accounting for certain of our interest rate agreements. Certain interest rate agreements we enter into are accounted for as cash flow hedges, are recorded at their estimated fair market value, and changes in their fair value are generally reported in accumulated other comprehensive income on our Consolidated Balance Sheets. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

GAAP earnings for the third quarter and nine months ended September 30, 2003 were $24.6 million ($1.30 per share) and $61.8 million ($3.40 per share), respectively. Core earnings for the same periods were $24.5 million ($1.29 per share) for the third quarter and $60.2 million ($3.31 per share) for the first nine months of 2003. Core earnings of $1.29 per share for the third quarter of 2003 represents a 14% increase over second quarter 2003 core earnings and a 63% increase over the third quarter of 2002. The table below reconciles GAAP earnings and core earnings.

Table 1
GAAP Earnings and Core Earnings
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

GAAP Earnings	$24,636	$14,306	$61,780	$39,327
Asset Mark-to-Market (Gain) or Loss	(668)	(730)	(4,527)	(3,650)
Variable Stock Option (Gain) or Loss	513	(745)	2,951	587

Core Earnings	$24,481	$12,831	$60,204	$36,264
Average Diluted Shares Outstanding	19,018,487	16,240,194	18,164,954	15,365,352
GAAP Earnings Per Share	$1.30	$0.88	$3.40	$2.56
Core Earnings Per Share	$1.29	$0.79	$3.31	$2.36

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

Net Interest Income

Net interest income was $34.6 million in the third quarter of 2003 and $88.4 million for the first nine months of the year as compared with $17.8 million and $50.7 million for the comparable periods of 2002. Although net interest income growth is generally related to the growth in our net employed equity capital, during the first three quarters of 2003 we have also benefited from faster than anticipated prepayment rates on loans underlying our residential loan credit-enhancement securities. In addition, we continued to benefit from improved asset mix, declining interest rates, and strong credit results.

Table 2
Net Interest Income
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Total Interest Income	$90,163	$42,093	$222,714	$109,061
Interest Expense	(55,532)	(24,291)	(134,267)	(58,382)

Net Interest Income	$34,631	$17,802	$88,447	$50,679

Interest Income

Our total interest income was $90.2 million in the third quarter of 2003, an increase from $42.1 million in the third quarter of 2002. Total interest income was $222.7 million in the first nine months of 2003, an increase from $109.1 million in the first nine months of 2002.

Table 3
Total Interest Income and Yield
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest Income	$89,038	$44,819	$221,325	$116,063
Net Discount (Premium) Amortization	2,583	(1,832)	6,766	(5,354)
Credit Provision Expense	(1,458)	(894)	(5,377)	(1,648)

Total Interest Income	$90,163	$42,093	$222,714	$109,061
Average Earning Assets	$11,911,196	$4,131,870	$9,292,777	$3,242,849
Yield on Earning Assets	3.03%	4.07%	3.20%	4.48%

Interest income increased from 2002 due primarily to growth in earning assets. This growth offsets a general decline in yields on our assets, most of which are adjustable-rate residential real estate assets. Yields on adjustable-rate assets have decreased with falling interest rates over the past several quarters. Yields on our residential loan credit-enhancement securities have increased during 2003 due to strong credit results and faster prepayments resulting in more discount amortization.

To provide a greater level of detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

Table 4
Residential Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest Income	$63,638	$24,447	$153,251	$58,173
Average Amortized Cost	$10,958,059	$3,262,462	$8,433,898	$2,342,547
Yield	2.32%	3.00%	2.42%	3.31%

The bulk of the residential real estate loans reported on our Consolidated balance sheet ($13.4 billion out of $13.8 billion at September 30, 2003) are owned by Sequoia securitization trusts. These loans are consolidated onto our reported balance sheet under GAAP rules. Interest income earned by the Sequoia trusts on these loans is included in our reported GAAP interest income. Our total reported interest income on our residential real estate loans has increased as a result of higher average balances, partially offset by lower yields. Average balances have increased due to our increased rate of loan acquisitions. Yields on our residential real estate loans have continued to trend down as most of our residential loans have coupon rates that adjust monthly or every six months as a function of the one or six-month London Inter-Bank Offered Rate (LIBOR). Generally, short-term interest rates such as LIBOR were flat during the third quarter but have been adjusting lower over the past few years. Through the third quarter of 2003, the coupon rates on our variable rate loans continued to reset downwards reflecting a lagged response to previous declines in short-term interest rates.

Residential Loan Credit-Enhancement Securities

Table 5
Residential Loan Credit-Enhancement Securities – Interest Income and Yield
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest Income	$19,027	$10,443	$50,697	$26,144
Average Amortized Cost	$270,991	$257,844	$276,086	$232,762
Yield	28.08%	16.20%	24.48%	14.98%

Total interest income recognized from our residential loan credit-enhancement securities increased significantly during the first nine months of 2003 primarily due to an increase in yields as well as an increase in our net investment in these securities.

The effective yield on our investment in residential loan credit-enhancement securities increased to 28% in the third quarter of 2003 as a result of faster than anticipated prepayments of fixed-rate and hybrid loans underlying the credit-enhancement securities, a decrease in anticipated credit losses, and a delay of the timing of anticipated credit losses. Since effective yields are recalculated each period using past as well as anticipated future cash flows, favorable or unfavorable factors experienced in the past will have an ongoing effect on future yields.

Commercial Real Estate Loans

Table 6
Commercial Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest Income	$939	$1,280	$2,715	$3,787
Average Amortized Cost	$30,471	$50,102	$31,498	$49,881
Yield	12.34%	10.22%	11.50%	10.12%

The yield on our commercial real estate loan portfolio during the third quarter and the first nine months of 2003 was higher than the yield during the corresponding periods in 2002 due to a payoff of two lower-yielding loans at the end of the fourth quarter of 2002 and increased investments in higher-yielding commercial real estate participations.

Securities Portfolio

Table 7
Securities Portfolio – Interest Income and Yield
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest Income	$6,478	$5,719	$15,727	$20,455
Average Amortized Cost	$602,622	$493,997	$472,972	$566,175
Reported Yield	4.30%	4.63%	4.43%	4.82%

The bulk of the securities portfolio reported on our Consolidated balance sheet ($513 million out of $605 million at September 30, 2003) are owned by Acacia re-securitization trusts. These securities are consolidated onto our reported balance sheet under GAAP rules. Interest income earned by the Acacia trusts on these securities is included in our reported GAAP interest income. The decrease in interest income on our securities portfolio for the nine months ended September 30, 2003 as compared to the corresponding period in 2002 (from $20.5 million to $15.7 million) was the result of a smaller total reported portfolio and lower yields. Yields for the total reported securities portfolio decreased compared to 2002 as the coupon rates on adjustable-rate loan securities continued to reset downwards, reflecting a lagged response to previous declines in short-term interest rates. In addition, the yields on newly acquired fixed-rate and hybrid securities have been trending lower as a result of interest rate trends.

For the three months ended September 30, 2003, as compared with the corresponding period in 2002, interest income on our consolidated statements increased, despite a reduction in yield, as we acquired additional securities that were transferred to Acacia securitization trusts.

Interest Expense

Our reported interest expense has continued to rise relative to prior periods as our reported debt balances have increased, offsetting declines in the cost of reported debt. Our reported debt balances include short-term recourse borrowings and also mortgage-backed securities issued by bankruptcy-remote securitization trusts (Sequoia and Acacia) that have been consolidated onto our reported balance sheet as “long-term debt”. We have no obligation to support interest or principal repayments on the mortgage-backed securities issued by these trusts (the long-term debt consolidated onto our reported balance sheet is non-recourse to us). The cost of our short-term debt has continued to fall with interest rates. Our balance of short-term debt is variable, but was lower in more recent periods than in the past. As a result, our total interest expense on recourse debt has fallen. The interest expense on long-term debt consolidated into our financial statements from securitization trusts has increased as the outstanding balance of securities issued by Sequoia and Acacia has increased. Overall, the yield of these securities issued by Sequoia and Acacia trusts has declined from 2.61% in the third quarter of 2002 to 1.92% in the third quarter of 2003 as a result of falling short-term interest rates. As a result, our reported consolidated cost of funds on these consolidated securities has declined.

Table 8
Interest Expense
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest Expense on Long-Term Debt	$53,861	$18,893	$129,017	$42,448
Average Long-Term Debt	$11,197,470	$2,893,682	$8,581,963	$1,999,599
Cost of Funds on Long-Term Debt	1.92%	2.61%	2.00%	2.83%
Interest Expense on Short-Term Debt	$1,671	$5,398	$5,250	$15,934
Average Short-Term Debt	$344,424	$888,035	$347,365	$921,438
Cost of Funds on Short-Term Debt	1.94%	2.43%	2.02%	2.31%
Total Interest Expense	$55,532	$24,291	$134,267	$58,382
Average Total Debt	$11,541,894	$3,781,717	$8,929,328	$2,921,037
Cost of Funds on Total Debt	1.92%	2.57%	2.00%	2.66%

Interest Rate Agreements

Redwood, Sequoia, and Acacia enter into interest rate agreements to assist in the management of interest rate risk. Beginning in the fourth quarter of 2002, we expanded our use of interest rate agreements due to asset growth, changes in risk exposures, and other factors. We use these interest rate agreements in an effort to reduce earnings volatility that may arise from the future and existing variable rate liabilities. We utilize cash flow hedge accounting treatment for many of Redwood’s interest rate agreements and for Sequoia and Acacia interest rate agreements consolidated onto our balance sheet. Under this accounting treatment, interest rate agreements are reported at fair market value through our Consolidated Balance Sheets, with any ineffective portion of the hedges reflected in our Consolidated Statements of Income through interest expense. We recognized a minimal amount of ineffectiveness on these hedges during the first nine months of 2003. (Also see “Critical Accounting Policies, Accounting for Derivative Instruments.”)

As of September 30, 2003, net unrealized and realized market value losses on total consolidated interest rate agreements equalled $1.4 million; these losses were included in accumulated other comprehensive income on our Consolidated Balance Sheets.

Operating Expenses

Operating expenses were $9.1 million for the third quarter of 2003 as compared to $3.5 million for the third quarter of 2002. For the first nine months of 2003, our operating expenses were $26.2 million as compared to $13.0 million for the first nine months of 2002. Fixed operating expenses have increased over the prior year due to increases in the scale of our business. A significant portion of our operating expenses reflect variable performance-based compensation. These costs are significantly higher in 2003 as compared to prior periods due to stronger financial results.

Our operating expenses include the expenses associated with a portion of our stock options that require variable accounting treatment under GAAP. This GAAP expense represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not a cash expense. We incur this expense when our stock price increases. During the three and nine months ended September 30, 2003, we recognized in operating expenses a variable stock option expense of $0.5 million and $3.0 million, or $0.03 and $0.16 per diluted share, respectively. During periods of stock price decline, this accounting treatment results in income being recognized for the quarter. Since this expense (or income) is based on the market price of our common stock per share (and is only applicable to a portion of our options), we exclude it from our core earnings calculations.

As of September 30, 2003, we have chosen not to adopt the fair value method of accounting for stock options expenses and related items under GAAP. However, we calculate the effect to earnings that the fair value accounting method would have caused and disclose such information in our Notes to Consolidated Financial Statements. As shown therein, the effect to earnings of adoption of the fair value method of expensing stock options for accounting purposes would have increased our GAAP earnings, as cash dividend equivalent right (DER) payments that we currently expense as incurred, are treated as a reduction in retained earnings under SFAS 123, similar to the payment of dividends. Accounting for stock options under SFAS 123 versus our current accounting under APB 25 does not have any effect on our cash flows or book value.

Provision for Excise and Income Taxes

Our current plan is to retain permanently up to 10% of the REIT taxable income we earn in 2003 and to distribute the remainder as dividends in 2003 and 2004. We will incur income taxes on the portion of REIT taxable income that we permanently retain. We are planning to defer distribution of some of our 2003 REIT taxable income until 2004, and we will incur an excise tax of 4% on a portion of the deferred amount. Retaining earnings and deferring distributions should help support future investments in real estate assets as well as future dividend payments. We believe that retaining a portion of our REIT taxable income will increase our permanent equity base per share and help support continued dividend stability. Our accruals of $4.3 million for income taxes and $0.9 million for excise taxes (recorded as a component of “operating expenses” on the Consolidated Statements of Income) for the first nine months of 2003 are based on our current dividend distribution plans, estimates of 2003 REIT taxable income, and other factors – all of which are subject to change.

Our taxable subsidiary RWT Holdings, Inc. (“Holdings”) was profitable during the first three quarters of 2003. Holdings is currently benefiting from net operating loss carry forwards (NOLs). A nominal amount of taxes were accrued for these subsidiaries for the first nine months of 2003. Should we establish a pattern of profitability in Holdings, sometime in the next few years we would likely be required to recognize the potential future value of these NOLs as a one-time gain for GAAP. From that point forward, we would accrue an income tax expense on an on-going basis for Holdings to the extent it remains profitable. See also ‘Dividends and Taxable Income” below.

Net Unrealized And Realized Market Value Gains and Losses

Certain assets are marked to market through our balance sheet; these adjustments affect our GAAP book value but not our GAAP net income. For the third quarter of 2003, we reported total net unrealized and realized balance sheet market value losses of $17.8 million as compared to $18.3 million of gains in the third quarter of 2002. For the nine months ended September 30, 2003, we reported total net unrealized and realized balance sheet market value gains of $21.4 million as compared to $51.4 million of gains for the first nine months of 2002.

Fluctuations in the market value of certain of our real estate loan assets and interest rate agreements affect our GAAP net income. The $4.5 million of net unrealized and realized market value gains reported for the first nine months of 2003 on our Consolidated Statements of Income was comprised of $9.0 million of net realized gains related to redemptions (calls) of our credit-enhancement securities and $0.8 million of net realized gains related to the sale of residential and commercial real estate loans held-for-sale, offset by $0.5 million of net unrealized losses related to valuation adjustments to our interest rate agreements accounted for as trading instruments and write downs to the fair value of a portion of our securities totaling $4.8 million.

Dividends on Preferred Stock

Our distributions of preferred stock dividends have been $0.7 million per quarter over the last several years (including the first quarter of 2003) reflecting a dividend of $0.755 per share on 902,068 preferred shares outstanding. In May 2003, we converted each of the outstanding shares of preferred stock into one share of common stock.

Common Dividends and Taxable Income

Our primary financial goal is to pay a steady regular dividend to our shareholders. Although there are circumstances under which the Board of Directors may decide that it is in the best interest of Redwood Trust and its shareholders to reduce our regular dividend, our current outlook is that our regular dividend rate of $0.65 per share per quarter is reasonably sustainable, given our current expectations for cash flow generation and other factors.

We entered 2003 with $35 million of undistributed REIT taxable income earned in and deferred from 2002. By September 30, 2003, we had declared the distribution of all of this deferred 2002 income. Our regular common dividend rate for 2003 is $0.65 per share per quarter. Common dividends totaled $34 million, or $1.95 per share, for the first nine months of the year. Through October 2003, dividend distributions during 2003 (including $1 million of dividends on our now-converted preferred shares) totaled $35 million.

On November 10, 2003, our Board of Directors declared a fourth quarter 2003 dividend of $0.65 per share, payable on January 21, 2004, to shareholders of record as of December 31, 2003. We estimate the total amount of this distribution will be $12 million. In addition, our Board of Directors also declared a special cash dividend of $4.75 per share, payable on December 5, 2003, to shareholders of record on November 28, 2003. We estimate the total amount of this distribution will be $89 million. The declaration of the special dividend reflects an exceptional level of 2003 REIT taxable income and should not be considered a recurring event.

In October 2003, residential loan credit-enhancement securities with a principal value of $38 million were called; we currently estimate these calls resulted in fourth quarter REIT taxable income of approximately $18 million. We expect to benefit from additional calls in the fourth quarter of 2003 and in 2004. We estimate that $88 million in principal value of our residential loan credit-enhancement securities were potentially callable as of October 31, 2003. We are not able, however, to estimate with any precision if or when these calls may occur. These securities may be called within the next year or two, or they may not get called prior to maturity. It is typically our highest yielding assets that get called, so our income in the future may be diminished by call activity today.

Our income from call activity is typically long-term capital gain income for tax, and we expect that a portion of the dividends we distribute during 2003 will be characterized as a distribution of long-term capital gain income. Our tax-paying shareholders may benefit to the degree they can take advantage of the lower tax rate on capital gains versus ordinary income. We will announce the tax composition of our 2003 dividends prior to January 31, 2004.

We estimate that our 2003 REIT taxable income (excluding taxable income earned at our taxable subsidiary, Holdings) totaled $92.1 million for the first nine months of 2003 - $25.7 million ($1.55 per share) for the first quarter, $32.5 million ($1.82 per share) for the second quarter, and $33.9 million ($1.83 per share) for the third quarter. In each case, REIT taxable income per share is calculated using the number of shares outstanding and eligible to receive a dividend at the end of that quarter. Our REIT taxable income in the fourth quarter of 2003 will benefit from October calls of $38 million in principal that generated taxable gains of approximately $18 million and from calls, if any, that occur in November and December. For the first nine months of 2003, we estimate we earned $5.0 million of taxable income at Holdings in addition to our REIT taxable income. Our estimates of taxable income are subject to change over time.

Our taxable income differs from our GAAP and core income for many reasons. For example, our GAAP and core income is reduced by credit expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized mark-to-market fluctuations are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax (both in terms of timing and also total expenses over time).

Table 9
Differences Between GAAP Income and Estimated REIT Taxable Income
(all dollars in thousands)

	Nine Months Ended	For the Year Ended

	September 30, 2003	December 31, 2002

GAAP Income	$61,780	$53,893
(Earnings)/losses from taxable subsidiaries	(4,981)	37
Amortization and credit expenses	24,782	19,998
Operating expenses	9,517	5,723
Provision for excise tax	862	959
Mark-to-market adjustments	105	(3,280)

Estimated REIT taxable income for common shareholders	$92,065	$77,330

We currently anticipate that our total 2003 REIT taxable income will be distributed or retained in the following manner as determined by our Board of Directors: (1) approximately $12 million to be distributed as part of our fourth quarter 2003 regular dividend, (2) retained as part of our permanent capital base to increase book value per share (we currently intend to retain approximately 10% of our 2003 ordinary REIT taxable income; we pay income taxes on amounts retained), (3) deferred over year-end as part of our regular dividend declarations in the first two to three quarters of 2004 (we will pay excise taxes of 4% on a portion of this amount), (4) approximately $89 million to be distributed as a November 2003 special dividend. If our 2003 REIT taxable income exceeds our current estimate, we may need to declare an additional special dividend during the first three quarters of 2004; we do not currently believe this will be necessary.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Earning Assets

Residential Real Estate Loans – Our reported consolidated residential real estate loan portfolio (which includes loans owned by Sequoia trusts that are consolidated onto our balance sheet) grew from $6.2 billion at the beginning of 2003 to $13.8 billion by the end the third quarter. The Sequoia trusts owned $13.4 billion of these loans at September 30, 2003. Redwood intends to sell the remainder of the loans to Sequoia over time. Redwood and Sequoia acquired $1.3 billion, $2.2 billion, and $5.0 billion of residential mortgage loans during the first, second and third quarters of 2003. These were all adjustable-rate loans. During the first nine months of 2003 there were $0.8 billion in principal repayments on this portfolio. We plan to continue to expand our relationships with originators and to expand the types of residential loans we acquire. Redwood plans to continue selling its residential loans to Sequoia, and Sequoia intends to continue securitizing these loans. As a result, the consolidated balance of loans and long-term debt reported on our balance sheet is likely to continue to increase.

Residential Loan Credit-Enhancement Securities – At September 30, 2003, on a consolidated basis we owned $604 million principal (face) value of residential loan credit-enhancement securities, an increase of 8% from the $559 million we owned on December 31, 2002.

During the first, second and third quarters of 2003, we acquired residential loan credit-enhancement securities with a principal value of $79 million, $26 million, and $44 million, respectively. During these same periods in 2003, we experienced principal payments, including calls, of $23 million, $39 million, and $38 million, respectively. We intend to continue to invest in these securities.

Of the $604 million principal of these securities reported on our balance sheet at the end of the third quarter, $192 million were consolidated onto our balance sheet from bankruptcy-remote securitization trusts in which we retained a subordinated interest.

At the end of the third quarter, the adjusted cost basis of our residential loan credit-enhancement securities was $281 million. After balance sheet mark-to-market adjustments, the total carrying value of these securities was $373 million on our September 30, 2003 consolidated balance sheet.

The total loans underlying these residential loan credit-enhancement securities decreased from $59 billion on December 31, 2002 to $44 billion on September 30, 2003; rapid prepayments of these underlying loans reduced the amount of loans credit-enhanced, and thus reduced potential credit risk.

Of the $323 million difference between the principal value and adjusted cost basis of these residential loan credit-enhancement securities at September 30, 2003, we designated $178 million as an internal credit reserve (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), with the remaining $145 million representing a purchase discount to be accreted into income over time.

Residential loan credit-enhancement securities become callable as they season, usually when the current balance of the underlying loans declines under 10% of the original securitized loan balance. Calls are usually beneficial for us in the near-term, as we receive a payment for the full principal value of an asset that, in general, we acquired at a discount to the principal value. Calls typically diminish on-going earnings per share, however, as it is usually our highest yielding assets that get called.

During the first nine months of 2003, residential loan credit-enhancement securities with a principal value of $19 million were called, resulting in a GAAP net realized gain of $9 million. In October 2003, residential loan credit-enhancement securities with a principal value of $38 million were called. Our GAAP and REIT taxable gain from these October calls was approximately $18 million (there is no effect on core earnings, as we do not include realized gains or losses in core earnings). We expect to realize additional call income in November and December from the remaining $88 million of residential credit-enhancement securities we owned as of September 30, 2003 that were potentially callable. We do not have an accurate way, however, to determine when or if these callable securities may be called.

Commercial Real Estate Loans – Our commercial real estate loan portfolio decreased during the first nine months of 2003 from $29 million at December 31, 2002 to $24 million at September 30, 2003. We structured and acquired six commercial loan subordinated participations totaling $6 million during the first nine months of 2003. We sold a $6 million senior loan participation in one of our commercial whole loans (we accounted for this sale as the issuance of long-term debt). During the third quarter of 2003, we received principal payments totaling $12 million for the payoff of two commercial loans. We plan to continue to invest in more commercial loans and commercial loan participations in the future.

Securities Portfolio – We continue to acquire diverse residential real estate loans securities, commercial real estate loan securities, interests in real estate oriented collateralized debt obligations (CDOs), and corporate bonds issued by REITS, in each case primarily rated AA, A, and BBB. We transfer the securities we acquire to Acacia bankruptcy-remote securitization trusts. Acacia issues CDO obligations to fund the acquisition of these assets. For GAAP purposes, we consolidate Acacia’s assets and reflect Acacia’s CDO obligations as non-recourse “long-term debt” on our consolidated balance sheet.

Our total consolidated securities portfolio was $605 million carrying value on September 30, 2003; of these, $436 million were owned by Acacia. During the first nine months of the year, we acquired securities totaling $309 million and received payments of principal totaling $36 million; as a result, our consolidated securities portfolio grew by 80% from the $336 million of securities we reported on a consolidated basis on December 31, 2002.

Prior to the transfer of our securities to Acacia, we finance our acquisitions of securities with short-term recourse debt or through a third-party warehouse agreement. At September 30, 2003, we had $108 million of short-term debt outstanding collateralized by our securities portfolio.

Reserves for Credit Losses and Credit Results

Residential Real Estate Loans – The reserve for credit losses on our residential real estate loans is reflected as a component of earning assets in our consolidated balance sheet. The balance of this reserve was 0.10% of the current balance of this portfolio as of September 30, 2003, as compared to 0.13% of the current balance of this portfolio as of December 31, 2002. The provision for credit losses was $1.5 million and $5.4 million for the three and nine months ended September 30, 2003.

Our charge-offs remained at an annualized rate of less than 1 basis point (0.01%) of our loan portfolio for the first nine months of 2003. Residential real estate loan portfolio delinquencies declined from $4.1 million at December 31, 2002 to $1.6 million at September 30, 2003. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.01% of our current loan balances at September 30, 2003. Although our recent credit results appear favorable, probable losses exist in the portfolio as of September 30, 2003 and we expect delinquencies and charge-offs of our current residential loans to increase significantly from current levels.

Residential Loan Credit-Enhancement Securities – Credit losses on residential loans that we credit enhance through our ownership of residential loan credit-enhancement securities totaled $2.5 million during the first nine months of 2003. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $44 billion of underlying loans we credit enhance. Some of our residential loan credit-enhancement securities benefit from first or second loss interests held by others (external credit-enhancement). Of the $2.5 million total credit losses to the underlying loans during the first nine months of 2003, $0.6 million were borne by external credit-enhancement while $1.9 million were incurred by us (reducing the principal value of our residential loan credit-enhancement securities by $1.9 million).

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in the underlying portfolio of residential loans that we credit enhance were $146 million at December 31, 2002 and $178 million at September 30, 2003. Delinquencies as a percentage of the residential loans we credit enhance increased from 0.25% at December 31, 2002 to 0.41% at September 30, 2003. The increase in this ratio was primarily due to a decrease in loan balances due to rapid prepayments. We expect delinquencies and losses for our existing residential loan credit-enhancement securities to increase further from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans.

At September 30, 2003, we had $52 million of external credit-enhancement and $178 million of internally-designated credit reserves for this portfolio as compared to $63 million of external credit-enhancement and $225 million of internally-designated credit reserves as of December 31, 2002. External credit reserves serve to protect us from credit losses on a specific asset basis and represent the principal value of interests that are junior to us and are owned by others. The combined balance of external and internally-designated credit reserves represented 53 basis points (0.53%) of the $44 billion of loans underlying our credit-enhancement portfolio. Reserves, credit protection, and risks are specific to each credit-enhancement interest.

Commercial Real Estate Loans – We have been investing in commercial real estate loans since 1998. Our first commercial real estate loan became delinquent in the fourth quarter of 2002. We estimated that the net realizable value of this $1 million face value loan was approximately $650,000 and we wrote down the loan in 2002, recognizing $350,000 of loss. We received a payoff of this loan during the third quarter of 2003 totaling $775,000. We have no other commercial loan delinquencies or losses as of September 30, 2003.

Certain business and economic factors – as well as factors particular to each of our other commercial loans – could cause credit concerns and issues on other loans in our portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held-for-investment or reduce the reported value for commercial loans held-for-sale.

Securities Portfolio – The securities portfolio consists of real estate loan securities including prime residential, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, real estate CDO securities and equity, and corporate debt issued by REITs that own commercial real estate properties. As investors in these generally investment-grade securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of our assets) from a significant degree of credit- enhancement that the rating agencies require in order to give these securities an investment-grade rating. We have had no credit losses from this portfolio during the nine months ended September 30, 2003.

Short-Term Debt

Short-term debt was $500 million at September 30, 2003 and $100 million at December 31, 2002. These borrowings have maturities of less than one year and interest rates that change monthly based upon a margin over the one-month LIBOR.

Our general strategy is to use short-term debt to fund the accumulation of assets prior to the transfer to Sequoia or Acacia. Our levels of short-term debt vary from quarter to quarter based on the timing of our asset accumulation activities, and the transfer of assets to Sequoia and Acacia, which is driven by securitization opportunities. We believe our short-term debt balances are most likely to remain between $0 and $2 billion.

Long-Term Debt

We currently fund our operations entirely with equity and short-term debt used to temporarily finance assets prior to their transfer to securitization trusts. The long-term debt on our consolidated balance sheet represents obligations that will be repaid exclusively from the cash flows from the assets that have been transferred to the securitization trusts.

We own subordinated interests in Sequoia and Acacia securitization trusts. These entities issue mortgage and asset-backed securities that are obligations of the trust (but are non-recourse to us). Under GAAP rules, we consolidate the securities issued by these trusts onto our balance sheet as “long-term debt”. Long-term debt consolidated in this manner totaled $13.8 billion at September 30, 2003 and $6.4 billion at December 31, 2002. The majority of our long-term debt pays a coupon rate that adjusts every month or every six months to either one- or six-month LIBOR plus a margin.

Sequoia trusts issue mortgage-backed securities to finance residential real estate loans. Sequoia had $13.2 billion of mortgage-backed securities outstanding at September 30, 2003 versus $6.1 billion at December 31, 2002. Sequoia issues mortgage-backed securities under its own name and also under the name of MLCC. During the first nine months of 2003, Sequoia issued $1.0 billion of mortgage-backed securities in the first quarter (Sequoia 2003-1), $2.3 billion in the second quarter (Sequoia 2003-2, Sequoia 2003-3, and MLCC 2003-C), and $4.7 billion in the third quarter (Sequoia 2003-4, MLCC 2003-D, Sequoia 2003-5, MLCC 2003-E, and MLCC 2003-F).

Acacia trusts issue asset-backed securities of a type known as collateralized debt obligations (“CDO”) to fund their acquisition of real estate securities. Acacia CDO issuance outstanding was $560 million as of September 30, 2003 and $282 million as of December 31, 2002. “Acacia 2” issued $284 million of CDO securities in May 2003 and “Acacia 3” issued $285 million of CDO securities in November 2003.

Equity Capital

Our common equity base increased 27%, from $447 million at December 31, 2002 to $566 million at September 30, 2003 as a result of $27 million in retention of earnings, $44 million in stock issuance through our direct stock purchase and dividend reinvestment program, a $27 million conversion of preferred stock to common stock in May 2003, and a $21 million net increase in the values of certain assets marked-to-market through our consolidated balance sheet. We intend to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the risks inherent in our business – including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk – in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor, to the best of our ability, to provide our shareholders a steady regular dividend. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

Credit Risk

The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan credit-enhancement securities. We are also exposed to credit risks in our commercial real estate loan portfolio, our residential and commercial real estate securities portfolio, and with counterparties with whom we do business.

The method that we use to account for future credit losses depends upon the type of asset that we own. For our residential real estate loans, we establish a credit reserve based on an estimate of credit losses by taking credit provisions through our Consolidated Statements of Income. For our residential loan credit-enhancement securities, we designate a portion of the purchased discount as a credit reserve upon the acquisition of such assets. In addition, first loss and other credit-enhancement interests that we do not own (that are junior to our positions) act as a form of external credit reserve for us on a specific asset basis for some of our assets; these interests junior to ours absorb credit losses in specific pools of underlying real estate loans before our interest in that pool of loans will experience losses. For our commercial real estate loans, we establish a credit reserve or mark the loan to estimated realizable value when a loan becomes delinquent. Many of the assets in the securities portfolio benefit from material forms of external credit-enhancement, and, thus no credit reserves have been established to date for these assets. For securities portfolio assets where credit losses are anticipated, we establish an appropriate reserve given the credit trends and market outlook for that asset. As of September 30, 2003, no credit reserves for assets in our securities portfolio had been established. (See “Critical Accounting Policies, Credit Reserves” above.)

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

Liquidity Risk

Our short-term debt obligations were $500 million at September 30, 2003. These debt obligations were secured by assets accumulated for future transfer to Sequoia and Acacia bankruptcy-remote securitization trusts. The assets securing this debt were high-quality residential real estate loans and investment-grade real estate loan securities.

In periods of reduced liquidity in capital markets, or for other reasons, we may not be able to roll over our maturing short-term debt obligations. In addition, falling asset prices may trigger margin calls. We believe that — in most markets — we could readily sell these assets to satisfy our debt obligations to meet margin calls or other liquidity needs related to this debt. In an adverse market for these assets, however, any such sale of assets may fail to satisfy our debt obligations or liquidity requirements.

At this time, we see no material negative trends that we believe would affect our access to sufficient short-term borrowings or the valuation of the assets we use to secure these borrowings. We plan to continue to utilize short-term borrowings to accumulate real estate loan assets prior to their permanent financing through long-term debt issued from securitization trusts.

We own interests in securitization trusts (such as Sequoia and Acacia) that issue non-recourse mortgage-backed and asset-backed security obligations. These securities are not the legal obligation of Redwood Trust. We could lose the entire investment we have made in these trusts, but we will not be required to provide any liquidity in the event of a default of one of these trusts on the trust’s obligations. Furthermore, Redwood has not pledged its interests in these trusts to secure borrowings. As a result, we believe our ownership of interests in these trusts is not a source of potential liquidity risk.

The table below presents our contractual obligations and commitments as of September 30, 2003, as well as the consolidated obligations of the securitization trusts in which we own an interest. The reported debt appears on our consolidated balance sheet. The operating leases are commitments that are expensed based on the terms of the related contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 10
Contractual Obligations and Commitments as of September 30, 2003
(dollars in thousands)

	Payments Due or Commitment Expiration By Period

		Less than	1-5	After 5
	Total	1 year	years	years

Short-Term Debt	$499,723	$499,723	$—	$—
Long-Term Debt, Residential	13,737,189	—	—	13,776,751
Long-Term Debt, Commercial	5,590	—	5,462	—
Operating Leases	8,411	1,256	4,309	2,845

Note: All of our debt is collateralized by our assets and, although the stated maturity is as shown, the liabilities will pay down as the principal of the associated real estate loans or securities pay down.

At September 30, 2003, we had $32 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 6% of our short-term debt balances. At December 31, 2002, we had $39 million of liquid assets, equaling 39% of our short-term debt balances. The decrease in this ratio in 2003 was primarily the result of the timing of transfers of assets to securitization trusts. In each of these periods we had additional borrowing capacity available on short notice if required to provide additional liquidity. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.

Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

Interest Rate Risk

Our strategy is to maintain an asset/liability posture on a consolidated basis (including assets owned by and the mortgage and asset-backed “debt” securities issued by securitization trusts) that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or loan prepayment rates. In general, the interest rate characteristics of the mortgage and asset-backed securities issue by consolidated securitization trusts, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those trusts. At September 30, 2003, on a consolidated basis, we reported $13.8 billion of adjustable-rate “debt” funding adjustable-rate assets and $0.4 billion of fixed/hybrid “debt” funding a portion of our consolidated fixed/hybrid assets. The remainder of our assets (mostly variable-rate assets, but also some hybrid and fixed-rate assets) were funded with equity.

In the past, as a part of our asset/liability strategy, we maintained a slight mismatch between the interest rate adjustment periods of our consolidated adjustable-rate “debt” and our consolidated adjustable-rate assets (a portion of the six-month adjustable assets were funded with one-month adjustable “debt”). We have been progressively reducing the amount of this mismatch. Sequoia has been issuing a greater amount of six-month adjustable mortgage-backed securities in order to better match its assets. We have been increasing our hedging activities with the goal of reducing remaining mismatches on a consolidated basis to a non-material amount. This increase in hedging activities is likely to benefit us as compared to our prior level of hedging should short-term interest rates rise. In a flat or falling short-term interest rate environment, our newly increased hedging activities will likely increase our interest expense as compared to our prior practice.

Unlike many financial institutions, we do not own, on a consolidated basis, fixed-rate or hybrid assets funded with variable-rate short-term debt.

Prepayment Risk

We seek to maintain an asset/liability posture that mitigates the effects loan prepayment trends may have on our ability to achieve our long-term objectives. For the development of our business, there are both positive and negative aspects to both slower prepayment rate environments and to faster prepayment rate environments.

Prepayments affect earnings in the near-term primarily through amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expenses from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they affect projected coupons on adjustable rate mortgages, and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter.

Current prepayment trends (slow prepayments on adjustable-rate loans and fast prepayments on fixed-rate and hybrid loans) have been highly favorable for generating economic returns from our existing consolidated assets. In general, higher long-term interest rates (leading to slower fixed rate loan prepayments) and/or a flatter or inverted yield curve (short-term interest rates rising relative to long-term rates, leading to faster adjustable-rate loan prepayments) would be less favorable for current economic returns from our existing assets.

In the longer-term, prepayments affect reinvestment risk and opportunity. We spend considerable effort acquiring and creating new real estate loan assets for our securitization trusts, Sequoia and Acacia. Most of our ownership interests in securitizations are structured to be long-term (typically 5 to 10 year) assets even if the underlying loan collateral prepays quickly. Nevertheless, if fast prepayment rates persist over long periods of time, we will have more capital returned to us sooner than would otherwise be the case. We will then need to reinvest this capital, and the assets we acquire and create at that time may be more or less attractive than the assets that generated the principal repayments.

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

Market Value Risk

At September 30, 2003, we reported on a consolidated basis $1.0 billion of assets that were marked-to-market for GAAP through our balance sheet but not through our income statement. Of these assets, 45% had adjustable-

rate coupons, 18% were hybrid loans, and the remaining 37% had fixed-rate coupons. Market value fluctuations of these assets can affect the GAAP value of our stockholders’ equity base.

At September 30, 2003, we reported on a consolidated basis real estate loans totaling $9 million that we account for on a lower-of-cost-or-market basis for purposes of determining GAAP earnings. All these assets had adjustable-rate coupons.

Market value fluctuations for our assets can affect not only our GAAP earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization. Most of our real estate assets are loans accounted for as held-for-investment and reported at cost. As these loans are generally transferred to Sequoia at securitization, changes in the market value of the loans do not have an impact on our liquidity.

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

Inflation Risk

Virtually all of our consolidated assets and liabilities are financial in nature. As a result, interest rates, changes in interest rates, and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Redwood Trust, Inc. conclude that Redwood’s disclosure controls and procedures are effective as of September 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)	Changes in Internal Control over Financial Reporting. There have been no significant changes in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2003, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. CHANGES IN SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2003 by the Company’s auditors, PricewaterhouseCoopers LLP. The services include the annual audit, quarterly reviews, loan document review services, issuances of consents related to SEC filings, and certain tax compliance services.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 10.18	Forms of Indemnification Agreement for Directors and Executive Officers

	Exhibit 11.1	Computation of Earnings Per Share for the three and nine months ended September 30, 2003

	Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – The Company filed the following reports on Form 8-K during the quarter

Date	Items

7/24/03	Item 7 Exhibits (earnings press release) Item 9 Reg. FD Disclosure (information furnished under Item 12)

8/8/03	Item 7 Exhibits (dividend press release) Item 12 Results of Operation and Financial Condition

8/14/03	Item 7 Exhibits (supplemental financial information) Item 12 Results of Operation and Financial Condition

8/19/03	Item 7 Exhibits (supplemental financial information) Item 12 Results of Operation and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: November 10, 2003	By:	/s/ Douglas B. Hansen

Douglas B. Hansen President (authorized officer of registrant)

Dated: November 10, 2003	By:	/s/ Harold F. Zagunis

Harold F. Zagunis Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer)

Dated: November 10, 2003	By:	/s/ Michael S. Churchill

Michael S. Churchill Assistant Vice President, Controller (principal accounting officer)