Form 10-K
period 2003-12-31
REDWOOD TRUST INC
filed 2004-03-12
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

At June 30, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $711,230,363.

The number of shares of the Registrant’s Common Stock outstanding on March 4, 2004 was 19,439,091.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2003 FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statutory “safe harbor” applies to “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements inherently involve certain risks and uncertainties. Any matter discussed in this Form 10-K that is not historical fact or contains estimates may constitute a forward-looking statement. Although we continuously update and revise our estimates, it is not practical to publish all such revisions and, thus no one should assume that any estimates or the results or trends projected in or contemplated by any forward-looking statements would prove to be accurate in the future. Forward-looking statements can be identified by the presence of words such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or similar words and terminology. Actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors, including, among other things: changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. For a discussion of risk factors, readers should review the section of this Form 10-K entitled “Risk Factors”. This Form 10-K contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers.

REDWOOD TRUST

Redwood Trust is a financial institution that invests in real estate loans. Our primary market is high-quality jumbo residential mortgages. Our primary goal is to generate steady income and dividends for our shareholders.

We invest in high-quality residential real estate loans originated throughout the United States. We also invest in real estate loan securities created from these loans. Our investments consist of high-quality jumbo residential real estate loans, securities backed by jumbo residential real estate loans, various other diverse residential and commercial real estate loan securities, and commercial real estate loans. The interest income we earn from these investments is derived from monthly loan payments made by homeowners and property owners. This income covers our expenses, which are primarily borrowing costs and operating expenses, and our dividend distributions. Our status as a Real Estate Investment Trust (REIT) allows us to avoid paying certain income taxes by distributing the majority of our REIT taxable income to our shareholders in the form of dividends.

We acquire high-quality jumbo residential real estate loans from various large mortgage origination companies throughout the United States. Jumbo real estate loans have mortgage balances that exceed the conforming loan limits imposed upon Fannie Mae and Freddie Mac, two large U.S. government-sponsored residential real estate loan investment companies. Most of our loans have balances between $350,000 and $750,000 with an average balance over $430,000. We also acquire securities representing subordinated interests in pools of high-quality residential real estate loans. We refer to these securities as residential loan credit-enhancement securities as they effectively enhance the credit of more senior securities within a securitized loan pool. Our returns on credit-enhancement securities are driven primarily by the credit performance of the underlying real estate loans.

We fund the majority of our real estate loan investments through securitizations, where we issue non-recourse long-term debt in the form of securities, using the real estate loan investments as collateral. This is an efficient form of long-term financing that helps us maximize our return on equity while limiting our credit and liquidity risk.

For each of our securitizations, specific real estate loan investments are transferred to a securitization trust formed as a bankruptcy-remote special purpose entity that is wholly owned by Redwood Trust. The securitization trust issues multiple classes of securities with varying maturities and coupons. We sell most of these securities but typically retain a portion of the subordinated securities from each securitization for our own investment portfolio. There is no gain or loss generated from these securitizations. We account for these transactions as financings — not sales — and therefore we include all of the assets and debt associated with each securitization on our consolidated balance sheet.

Redwood Trust, Inc., our parent company, is organized as a REIT. Our REIT status allows us to avoid paying certain income taxes by distributing the majority of REIT taxable income, as stipulated by the IRS, to our shareholders in the form of dividends. The REIT rules allow us to temporarily defer distributions of REIT taxable income. We may also permanently retain a portion of our REIT taxable income as well as retain all income earned by our taxable subsidiaries. We are subject to income taxes on retained taxable income. We may defer dividend distributions and retain income from time to time to help us maintain and grow our dividend-paying potential.

Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California, 94941.

At March 4, 2004, Redwood Trust had 19,439,091 outstanding shares of common stock, traded on the New York Stock Exchange, Symbol “RWT”.

Our website address is www.redwoodtrust.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K (if applicable), amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and certain “supplemental financial data” as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

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

COMPANY BUSINESS AND STRATEGY

General

Our business model and principal strategy are based on our belief that an efficiently structured financial company can achieve consistent growth and profitability though disciplined investing in high-quality jumbo real estate loans — those loans outside the reach of the big U.S. government-sponsored home mortgage investors. Our primary goal is to generate steady income and dividends for our shareholders.

Our Industry

There are approximately $7.1 trillion of residential real estate loans outstanding in the United States. The amount outstanding has grown at an average rate of 9% per year for approximately 20 years as home ownership and housing values have generally increased. New originations of residential real estate loans have ranged from $1.0 trillion to $3.8 trillion per year over the last five years. Originations generally increase in years when refinancing activity is stronger due to declines in long-term interest and mortgage rates.

The U.S. government-sponsored residential real estate loan investment companies, Fannie Mae and Freddie Mac, are prohibited from owning and credit-enhancing certain real estate loans with balances over limits (the limit for single-family mortgage loans originated within the continental United States is currently $333,700). Loans with balances larger than this limit are commonly referred to as jumbo loans. We estimate that over the past five years, new originations of jumbo residential real estate loans have ranged between $200 billion and $700 billion per year making up between 18% and 22% of total new residential loan originations. We believe that total outstanding jumbo residential real estate loans total over $1.4 trillion. We also believe that the outstanding balance of jumbo residential real estate loans will continue to grow at the same rate as the residential loan market as a whole (4%-12% per year).

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

Historically, jumbo residential real estate loans that are available for sale have been purchased by financial institutions such as banks and thrifts that want to increase their loan portfolios to a size that is bigger than they can achieve through retaining all their own loan production. These institutions fund their loan investment activities with deposits and other borrowings. Increasingly since the mid-1980s, jumbo residential real estate loans have been funded through the creation and sale of mortgage-backed securities to the capital markets. We estimate that the share of jumbo residential real estate loans outstanding that have been securitized has been increasing steadily from approximately 10% in 1990 to over 50% in 2003. We believe that loan securitization has become the financing method of choice in the jumbo loan market because securitization is generally a more efficient form of funding than deposits or other borrowings.

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

Substantially all of the demand for mortgage-backed securities comes from investors that desire to hold the cash flows of a residential real estate loan but are not able or willing to build the operations necessary to manage the credit risk of loans. These investors demand that mortgage-backed securities be rated investment-grade by the credit rating agencies. In order to create investment-grade mortgage-backed securities from a pool of residential real estate loans, credit enhancement for those loans must be provided and someone other than the investment-grade security buyer must assume the credit risk.

In a securitization, a pool of residential real estate loans can be credit enhanced through a number of different methods. The senior/subordinated structure is currently the most prevalent method for credit enhancement of jumbo residential real estate loans. This structure establishes a set of senior security interests in the pool of real estate loans and a set of subordinated (junior) security interests in the pool. The set of subordinated interests is acquired by one or more entities that provide credit enhancement to the underlying real estate loans. Credit losses in the loan pool reduce the principal of the subordinated interests first, thus providing some credit protection to the senior securities that allows them to be rated investment grade. Other forms of credit enhancement, such as pool insurance provided by mortgage insurance companies, bond insurance provided by bond insurance companies, and corporate guarantees are often less efficient than the senior/subordinated structure due to regulation and rating agency requirements, among other factors.

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

The business of enabling the securitization of jumbo residential real estate loans by assuming the credit risk on the loans is highly fragmented. Credit enhancers of jumbo residential loan securitizations include banks and thrifts (generally credit-enhancing their own loan originations), insurance companies, Wall Street broker-dealers, hedge funds, private investment firms, mortgage REITs, and others.

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

From 1998 through 2002, the prices of assets and the margins available in the jumbo residential credit-enhancement business were generally attractive. In 2003, while the supply of credit-enhancement securities generally increased as a result of an increase in jumbo real estate loan securitizations, there was a general increase in competition, demand, and prices in this market. We believe that we will continue to experience increased competition and that reduced supply is likely in the next few years which will continue to affect prices.

Our Company

Over the past nine years, we have built a company that allows us to compete effectively in the business of investing in high-quality jumbo residential real estate loans in the United States. The key aspects of our business model are as follows:

Focus. We target the ownership and credit enhancement of jumbo residential real estate loans as our primary business. Our specialty is acquiring jumbo residential real estate loans and funding these acquisitions through securitizations. We also specialize in acquiring credit-enhancement securities that facilitate the securitizations of others. We believe securitizations are an efficient form of financing jumbo residential real estate loans and have advantages over the typical funding methods used by depository institutions such as banks and thrifts. By focusing on funding our investments via securitization, we believe our long-term growth opportunities will continue to be attractive. We believe that opportunities will be particularly attractive if an increasing share of jumbo residential real estate loans continues to be securitized and if the jumbo residential real estate loan market as a whole continues to grow at historical rates.

Emphasis on long-term asset portfolio. Through our operations, we seek to structure and build a unique portfolio of valuable real estate loan assets. For our residential loan portfolios, we seek to structure long-term assets with expected average lives of five to ten years. The long-term nature of these assets helps to reduce reinvestment risk and generally provides us with more stable, proprietary cash flows that help support our goal of maintaining steady dividends over time.

Specialized expertise and scalable operations. We have developed all of the specialized expertise necessary to efficiently and economically invest in and credit enhance jumbo residential real estate loans. Our accumulated market knowledge, relationships with mortgage originators and others, sophisticated risk-adjusted capital policies, strict underwriting procedures, and successful experience with shifting financial market conditions allow us to acquire and securitize real estate loans and effectively manage the risks inherent with those businesses. We build and maintain relationships with large mortgage originators, banks that are likely to sell real estate loan portfolios, Wall Street firms that broker real estate loans and securities, and the buyers of our bonds. We continue to develop our staff, our analytics, our models, and other capabilities that help us structure securitization transactions and cash flows, evaluate credit quality of individual loans and pools of loans, underwrite loans effectively, and monitor trends in credit quality and expected losses in our existing portfolios. We establish relationships with our servicing companies to assist with monthly surveillance, loss mitigation efforts, delinquent loan work-out strategies, and REO liquidation. Aside from collaborating with our servicers on these issues, we insist that specific foreclosure timelines are followed and that representations and warranties made to us by sellers are enforced. For balance sheet management, we work to project cash flows and earnings, determine capital requirements, source borrowings efficiently, preserve liquidity, and monitor and manage risks effectively.

Even as we continue to enhance our capabilities, we believe that our operations are scalable. In the long run, we do not expect our operating costs to grow at the same rate as our net interest income should we expand our capital base and our portfolios. Thus, other factors being equal, growth in capital could be materially accretive to earnings and dividends per share.

Competitive advantage of our corporate structure. As a REIT, we pay only limited income taxes, traditionally one of the largest costs of doing business. In addition, we are not subject to the extensive regulations applicable to banks, thrifts, insurance companies, and mortgage banking companies; nor are we subject to the rules governing regulated investment companies. We believe the absence of business-restrictive regulations in our market sector is a competitive advantage. The regulations applicable to certain financial companies can cause capital inefficiencies and higher operating costs for certain of our competitors. Our structure enables us to acquire attractive investments that are not feasible or practical for other financial companies.

Flexibility in real estate loan portfolio orientation. We are open to other areas of opportunity within real estate finance and related fields that may compliment and benefit our core business activity of investing in jumbo residential real estate loans. In addition to our jumbo residential loan operations, we currently invest in commercial real estate loans and in securities collateralized by diverse types of residential and commercial real estate loans. Depending on the relative attractiveness of the opportunities in these or new product lines, we may increase or decrease the size of and capital allocation to these portfolios over time.

We also generally look for investment opportunities that fit our value orientation, that take advantage of the structural advantages of our balance sheet, that do not put us in competition with Fannie Mae and Freddie Mac, and that allow us to develop an advantage over many of our competitors.

Our Strategy

Our objective is to produce attractive earnings and dividend growth for shareholders, primarily through investing in high-quality jumbo residential real estate loans and other real estate loans and securities.

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

We generally acquire residential real estate loans from large, high-quality, national mortgage origination companies. We also have the top quality servicing companies processing our loan payments and assisting with loss mitigation. While we may acquire or credit-enhance loans that are less than “A” quality, we currently intend to do so only for seasoned loans of this type that may have less risk than newly-originated loans. We also may own A-minus, Alt-A, and sub-prime residential real estate loan securities that, for the most part, are rated investment-grade because they are credit enhanced in some form by others, which mitigates our risk of credit-loss from these securities.

Maintain geographic diversity. With respect to geography, our jumbo residential real estate loan portfolio is approximately as diverse as the U.S. jumbo residential real estate loan market as a whole. We finance loans in all 50 states. With the exception of California, no one state generally represents more than 5% of our portfolio. Our exposure to California loans is approximately 50%, about the same percentage as the total jumbo residential real estate loans outstanding in the United States. We have less than 1% of our jumbo loans are in any one zip code in the United States.

Match-fund effectively. In the course of our business, we do not generally seek to put ourselves in a position where the anticipation of specific interest rates or loan prepayment rates is material to meeting our long-term goals. Accordingly, we generally attempt to match the interest rate, prepayment rate, and cash flow characteristics of our on-balance sheet assets to our liabilities. Currently, our assets are funded with debt that generally matches the interest rate and prepayment characteristics of the assets (i.e., our adjustable-rate assets are funded with floating rate debt, fixed-rate assets with fixed-rate debt, etc.). Any amount of unhedged or unmatched hybrid and fixed-rate assets we own generally does not materially exceed our equity base. We use interest rate agreements to help us achieve our desired asset/liability mix and we anticipate continuing to use these interest rate agreements in the future. Although our assets and liabilities are effectively match-funded, some variation in earnings may still result from changes in short-term interest rates.

Manage capital levels. We manage our capital levels, and thus our access to borrowings and liquidity, through sophisticated risk-adjusted capital policies supervised by our senior executives. We believe these conservative and well-developed guidelines are an important tool that helps us achieve our goals and mitigate the risks of our business. We seek to continually improve the effective use of our capital without changing our underlying goals and disciplines. Through these policies, we effectively assign a capital adequacy guideline amount, expressed as an equity-to-assets ratio, to each of our assets. In most circumstances in which our actual capital levels decreased below our capital adequacy guideline amount, we would expect to cease the acquisition of new assets until capital guideline levels were restored through loan prepayments, asset sales, securitization transactions, capital raising, or other means.

Our current plan is to use long-term securitized non-recourse debt to fund our assets and restrict our use of short-term recourse debt to the temporary funding of assets under accumulation for securitization. To the extent that we do have assets funded with short-term recourse debt that is subject to margin calls, our capital requirement guidelines will fluctuate over time, based on changes in the short-term funded asset’s credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risk, prepayment risk and the over-collateralization requirements for that asset set by our collateralized short-term lenders. We typically fund our residential credit-enhancement securities and our retained interests from our securitizations with equity. The size of our retained interest in our securitizations relative to the amount of assets underlying that securitization generally depends on the determination of the credit rating agencies with respect to the amount of credit-enhancement necessary to create investment-grade bonds to be issued from the securitization. Retained interests generally range from 0.5% to 2.0% of high-quality residential real estate loans, from 1% to 7% of re-securitized real estate loan securities, and from 5% to 30% of commercial real estate loans.

Pursue growth. We are pursuing a long-term growth strategy, seeking to increase the amount of equity capital we have employed in our business of investing in real estate loans. As we increase our size, we believe we will be able to strengthen our relationships with our customers from whom we buy assets, thus potentially giving us certain pricing, cost, and other competitive advantages. As we increase the size of our capital base, we believe that we may benefit from improved operating expense ratios, lower borrowing expenses, improved capital efficiencies, and related factors that may improve earnings and dividends per share. In order to continue to grow, we have been expanding our capabilities and financing arrangements to allow us to increase our investment in commercial real estate loans and diverse residential and commercial real estate loan securities. We believe our new product areas we pursue will provide us with diversification of both risk and opportunity.

OUR REAL ESTATE LOAN ASSETS

We have four basic classifications of real estate loan investments: residential real estate loans, residential real estate loan credit-enhancement securities, commercial real estate loans, and securities portfolio (consisting of diverse residential and commercial real estate securities, primarily investment-grade). Each of these investment types is a component of our single business segment of investing in real estate loans. Our current intention is to focus on investing in and managing these four existing asset classifications. We manage our real estate loan investments as a single business segment, with common staff and management, intermingled financing arrangements, and flexible capital allocations.

Residential Loan Real Estate Loans

We acquire high-quality jumbo residential real estate loans and hold them as a long-term investment. We generally fund these acquisitions with our equity and non-recourse, long-term securitized debt that closely matches the interest rate, prepayment, and maturity characteristics of the loans. We show on our balance sheet both the underlying residential real estate loans that we have securitized and the debt that we issue to fund the loans.

The net interest income we earn from these assets equals the interest income we earn on our loans, less expenses related to (1) interest (including issuance fees) and hedging costs on borrowed funds, (2) amortization of premium paid in excess of the principal upon acquisition of the loans, and (3) credit provision incurred to provide for the appropriate credit reserves for credit losses.

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

We initially fund our residential loan acquisitions with short-term debt. When we are ready to issue long-term debt, we contribute these loans to one of our wholly owned, special purpose entity financing subsidiaries (Sequoia Mortgage Funding Corporation or Sequoia Residential Funding, Inc., or “Sequoia”). Sequoia, through a trust, then issues mostly investment grade rated long-term debt that generally matches the interest rate, prepayment, and maturity characteristics of the loans and remits the proceeds of this offering back to us. Our net investment equals our basis in the loans less the net proceeds that we received from the sale of long-term debt. The amount of equity that we invest in these trusts to support our long-term debt issuance is determined by the credit rating agencies, based on their review of the loans and the structure of the transaction.

We plan to accumulate more high-quality jumbo residential loans when loans are available on attractive terms relative to our anticipated costs of issuing long-term debt. We currently focus on only adjustable-rate mortgage loans, but may also invest in hybrid or fixed-rate loans.

Residential Loan Credit-Enhanced Securities

In addition to investing in residential real estate loans, we also credit enhance pools of high-quality jumbo residential loans that have been securitized by others. We do this by acquiring subordinated securities in third-party securitizations. These credit-enhancement securities bear the bulk of the potential credit risk for the securitized pool of loans in order for the more senior securitized interests to qualify for investment grade ratings for efficient sale into the capital markets.

Generally, we acquire credit-enhancement securities from the top twenty high-quality national mortgage origination firms and certain other smaller firms that specialize in high-quality jumbo residential real estate loan originations. We also work with large banks that are sellers of seasoned portfolios of high-quality jumbo residential real estate loans. We either work directly with these customers or we work in conjunction with an investment bank on these transactions. Our credit-enhancement securities are backed by fixed rate, hybrid, and adjustable-rate residential real estate loans.

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

Our actual investment, and our risk, is less than the principal value of our credit-enhancement securities since we acquire these interests at a discount to principal value. A portion of this discount we designate as our credit protection for future losses; the remainder we amortize into income over time.

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

Our exposure to credit risks of the residential real estate loans that we credit enhance is further limited in a number of respects as follows:

Risk tranching. A typical residential real estate loan securitization has three credit-enhancement interests: a “first loss” security, a “second loss” security, and a “third loss” security. Our first loss security investments are directly exposed to the risk of principal loss on any loan in the underlying loan pool that may default. Our second loss securities are exposed to credit loss if cumulative pool losses exceed the remaining principal value of the first loss security. Our third loss securities are exposed to loss if cumulative pool losses exceed the remaining principal value of both the first and second loss security. Thus, not all our investments in credit-enhancement securities are immediately exposed to loss, and to the extent a third-party owns a first loss security or another security that is junior to the security we own, we benefit from the credit-enhancement provided by others.

Limited maximum loss. Our potential credit exposure to the residential real estate loans that we credit enhance is limited to our investment in the credit-enhancement securities that we acquire.

Credit protection established at acquisition. We acquire credit-enhancement interests at a discount to their principal value. We book a portion of this discount as credit protection against future credit losses. For many economic environments, we believe that this protection should be large enough to absorb future losses. We establish the amount of our credit protection at acquisition and adjust it over time following a review of the underlying collateral, economic conditions, and other factors. If future credit results are favorable, we may not need all of the amounts designated as credit protection. In such event, we may then redesignate some of these balances as discount to be amortized into income over time. If future credit results are worse than previously anticipated, we may need to increase the amount of designated credit protection which could result in an immediate negative impact on earnings.

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

We believe that the outlook for investing in new jumbo residential real estate credit-enhancement securities is reasonably favorable. A reasonable supply of investment opportunities is expected to continue even if securitization volume drops as a result of higher interest rates leading to lower new loan originations and as a result of increased demand for whole loans from competition. Although pricing for these assets has increased in recent quarters, we expect we can continue to find investment opportunities for these securities at prices to generate attractive long-term returns. In general, we expect house prices to increase over time (thus reducing our credit risk on our loans) because the restrictions on new construction and the lack of raw land in most jumbo loan neighborhoods limit supply relative to demand.

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

To date, we have had few delinquencies and losses on our investments in commercial real estate loans. A slowing economy, and factors particular to each commercial loan, could cause credit losses in the future. As this occurs, we would provide for future losses by creating a specific credit reserve on a loan-by-loan basis.

Securities Portfolio

Our securities portfolio contains the balance of all securities not considered residential credit-enhancement securities or cash-equivalents.

With regards to investing in real estate loan securities and in structuring debt issuance to fund investments in these securities, we believe we have certain advantages relative to other capital markets investors. We are an efficient company with very capable and experienced professional staff in an industry that is not burdened by over-regulation and benefits from certain REIT-related tax advantages.

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

We fund our securities and some of our credit-enhancement securities with equity and with long-term debt issued via our “Acacia” CDO securitization program. We currently use short-term recourse debt financing for our securities portfolio only on a temporary basis while we are accumulating securities prior to a CDO issuance.

We invest in diverse real estate loan securities for several reasons:

•	Acquiring these various types of real estate securities allows us to obtain efficient non-recourse financing for our residential credit-enhancement securities. Accumulation of a diverse pool of securities, of which our residential credit-enhancement securities are a part, allows us to issue non-recourse long-term debt in the form of CDO transactions.

•	Given our balance sheet characteristics, tax status, and the capabilities of our staff, we believe our investment in real estate securities can earn an attractive return on equity.

•	Investing in a variety of types of real estate securities diversifies both our risks and our opportunities.

•	By developing our Acacia CDO debt issuance program, involving the accumulation and re-securitization of primarily investment-grade real estate securities, we can efficiently invest in some of the investment-grade bonds of the securitizations that we credit enhance and we can efficiently retain some of the investment-grade bonds that we would otherwise issue in our securitization of our high-quality residential real estate loans. It is efficient from an operating cost perspective for us to increase the size of our investment in transactions where we are already devoting considerable resources to underwrite and assess loans and origination and servicing standards.

OUR OPERATIONS

Our portfolio management staff leads flexible interdisciplinary product management teams that work to acquire attractive real estate loan investments, issue securitized long-term debt, and increase our profitability over time. Our finance staff participates on these teams, and manages our overall balance sheet, borrowings, cash position, accounting, finance, tax, equity issuance, and investor relations.

We build and maintain relationships with mortgage originators, such as: banks that are likely to sell real estate loan portfolios; Wall Street firms that broker real estate securities; mortgage servicing companies that process payments for us and assist with loss mitigation; technology and information providers that help us conduct our business more effectively; banks and Wall Street firms that provide us credit and assist with the issuance of our long-term debt; commercial property owners and other participants in the commercial real estate loan market; and the capital markets investors that buy our issuance of securitized debt.

We evaluate, underwrite, and execute real estate asset acquisitions. Some of the factors that we take into consideration are: asset yield characteristics; liquidity; anticipated credit losses; expected prepayment rates; the cost and type of funding available for the particular asset; the amount of capital necessary to carry the particular investment in a prudent manner and to meet our internal risk-adjusted capital guidelines; the cost of any hedging that might be employed; potential market value fluctuations; contribution to our overall asset/liability objectives; potential earnings volatility in adverse scenarios; and cash flow characteristics.

We monitor and actively manage our credit risks. We work closely with our residential and commercial mortgage servicers, especially with respect to delinquent loans. While procedures for working out troubled credit situations for residential loans are relatively standardized, we still find that an intense focus on assisting and monitoring our servicers in this process yields good results. We work to enforce the representations and warranties of our sellers, forcing them to repurchase loans if there is a breach of the conditions established at purchase. If the loans that make up one of our investments start to under-perform our expectations, or if a servicer is not fully cooperative with our monitoring efforts, we may seek to sell that investment at the earliest opportunity before its market value is diminished.

Prior to acquiring a credit-enhancement security, we typically review origination processes, servicing standards, and individual loan data. In some cases, we underwrite individual loan files. Prior to acquiring whole loans for our residential real estate loan portfolio, we conduct a legal document review of the loans, review individual loan characteristics, and underwrite loans that appear to have higher risk characteristics.

We actively monitor and adjust the asset/liability characteristics of our balance sheet. We follow our internal risk-adjusted capital guidelines, seeking to make sure that we are sufficiently capitalized to hold our assets to maturity through periods of market fluctuation. We monitor our cash levels, the liquidity of our assets, the stability of our borrowings, and our projected cash flows and market values to make sure that we maintain a strong liquidity position. We generally seek to match the interest rate characteristics of our assets and liabilities. If we cannot achieve our matching objectives on-balance sheet, we use interest rate hedge agreements to adjust our overall asset/liability mix. We monitor potential earnings fluctuations and cash flow changes from prepayments. We project credit losses and cash flows from our credit sensitive assets, and reassess our credit provisions and reserves, based on information from our loss mitigation efforts, borrower credit trends, and housing price trends. We monitor the market values of our assets and liabilities by reviewing pricing from external and internal sources.

In order to accumulate loans and securities for future securitization transactions and for liquidity management purposes, we utilize short-term borrowings from a variety of counter-parties. We structure long-term debt issuance, and work with the credit rating agencies to get optimal ratings and efficient financing structures for the securitized debt we issue.

RISK FACTORS

The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. This is not an exhaustive list; other factors not listed below could be material to our results.

We assume direct credit risk in our residential real estate loan investments. Real estate loan delinquencies, defaults, and credit losses could reduce our earnings and credit losses could reduce our cash flows and access to liquidity.

In our residential real estate loan portfolio, we assume the direct credit risk of residential loans. Realized credit losses will reduce our earnings and future cash flow. We have a credit reserve for these loans and we may continue to add to this reserve in the future. There can be no assurance that our credit reserve will be sufficient to cover future losses. We may need to reduce earnings by increasing our credit reserve in the future.

As a core part of our business, we assume the credit risk of real estate loans. We do this in each of our portfolios. We may add other product lines over time that may have different types of credit risk than are described herein. We are generally not limited in the types of credit risk or other types of risk that we can undertake. As we acquire more credit-sensitive loans and securities, we increase our credit risk exposure.

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices related to fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, etc.; poor servicing practices; weak economic conditions; declines in the values of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems.

If the U.S. economy or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated. If we incur increased credit losses, our earnings might be reduced, and our cash flows, asset market values, and access to borrowings might be adversely affected. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity, and solvency issues.

The way we account for credit losses differs between Generally Accepted Accounting Principles (GAAP) and tax. While we may establish a credit reserve for reporting purposes, we are not permitted for tax purposes to reduce our taxable REIT income to provide for a reserve for future credit losses. Thus, if credit losses occur in the future, taxable REIT income may be reduced relative to GAAP income. When taxable REIT income is reduced, our minimum dividend distribution requirements under the REIT tax rules are reduced. We could reduce our dividend rate in such a circumstance. Alternatively, credit losses in some assets may be capital losses for tax. Unless we had offsetting capital gains, our minimum dividend distribution requirement would not be reduced by these credit losses, but eventually our cash flow would be. This could reduce our free cash flow and liquidity.

Despite our efforts to manage our credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that our quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The representations and warranties that we receive from sellers may not be enforceable. We may not receive funds that we believe are due to us from mortgage insurance companies. Although we rely on our servicers, they may not cooperate with our loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing our loans may decline. The frequency of default, and the loss severity on our loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, loans with balances over $1 million, and loans that are partially collateralized by non-real estate assets may have special risks. Our geographical diversification may be ineffective in reducing losses. If loans become “real estate owned,” or REO, our agents or we will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws, and the like may exacerbate our losses.

In some states and circumstances, we have recourse against the borrower’s other assets and income; but, in most cases, we may only be able to look to the value of the underlying property for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could be costly. The mortgage rate on the bulk of our loans is adjustable; when short-term interest rates rise, required monthly payments from homeowners will rise and this may increase delinquencies and defaults. We expect to continue to increase the size of our residential loan portfolio, and will likely increase our balance sheet leverage with respect to these loans, thus exposing us to a greater degree to the potential risks of owning these loans.

We have credit risks in our residential loan credit-enhancement securities related to the underlying loans. Accounting for such interests requires us to make many assumptions that may not bear out.

Our total net investment in residential credit-enhancement securities includes a portion of securities that are in a first loss position with respect to the underlying loans. Upon acquisition of a credit-enhancement security, we generally expect that the entire amount of these first loss investments will be subject to credit loss, potentially even in healthy economic environments. Our ability to make an attractive return on these investments depends on how quickly these expected losses occur. If the losses occur more quickly than we anticipate, we may not recover our investment and/or our rates of return may suffer significantly.

Second loss credit-enhancement securities, which are subject to credit loss when the entire first loss investment (whether owned by us or by others) has been eliminated by credit losses, make up another portion of our net investment in credit-enhancement securities. Third loss credit-enhancement securities, or other investments that themselves enjoy various forms of material credit enhancement, make up the remainder of our net investment in credit-enhancement interests. Given our normal expectations for credit losses, we would anticipate some future losses on many of our second loss interests but do not anticipate losses on investments in the third loss or similar positions. If credit losses are greater than, or occur sooner than, expected, our expected future cash flows will be reduced and our earnings will be negatively affected. Credit losses and delinquencies could also affect the cash flow dynamics of these securitizations and thus extend the period over which we will receive a return of principal from these investments. In most cases, adverse changes in anticipated cash flows would reduce our economic and accounting returns and may also precipitate mark-to-market charges to earnings. From time to time, we may pledge these interests as collateral for borrowings; a deterioration of credit results in this portfolio may adversely affect the terms or availability of these borrowings and, thus, our liquidity.

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

In anticipation of future credit losses, we designate a portion of the purchase discount associated with many of our credit-enhancement securities as a form of credit protection. The remaining discount is amortized into income over time via the effective yield method. If the credit protection we set aside at acquisition proves to be insufficient, we may need to reduce our effective yield income recognition in the future or we may adjust our basis in these interests, thus reducing earnings.

Decreases in estimated cash flows on certain securities and loans may reduce earnings as a result of declines in market values.

We adopted EITF 99-20 in the first quarter of 2001. Generally, under EITF 99-20, if prospective cash flows from certain investments deteriorate even slightly from prior expectations (due to changes in anticipated credit losses, prepayment rates, and otherwise) then the asset will be marked-to-market if the market value is lower than our basis. Any mark-to-market adjustments under EITF 99-20 reduce earnings in that period. Since we do not expect every asset we own to always perform equal to or better than our expectations, we expect to take negative EITF 99-20 adjustments to earnings from time to time. Any positive adjustments to anticipated future cash flows are generally reflected in a higher yield recognition for that asset for as long as anticipated future cash flows remain favorable.

Our business may be significantly harmed by a slowdown in the economy of California.

Approximately half of the mortgage loans that we own or credit-enhance are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default, or foreclosure on mortgage loans in our residential loan portfolios. This could adversely affect our credit loss experience and other aspects of our business, including our ability to securitize mortgage loans.

We may have credit losses in our securities portfolio.

Most of our securities are backed by residential and commercial real estate loans. Most of these securities benefit from various forms of corporate guarantees and/or from credit enhancement provided by third parties, usually through their ownership of subordinated credit-enhancement interests. Thus, the bulk of our securities investments have at least some degree of protection from initial credit losses that occur in the underlying loan pools. However, in the event of greater than expected future delinquencies, defaults, or credit losses, or a substantial deterioration in the financial strength of any corporate guarantors, our results would likely be adversely affected. We may experience credit losses in our securities portfolio. Deterioration of the credit results or guarantees of these assets may reduce the market value of these assets, thus limiting our borrowing capabilities and access to liquidity. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Results could be affected through credit rating downgrades, market value losses, reduced liquidity, adverse financing terms, reduced cash flow, experienced credit losses, or in other ways.

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

The loans in our commercial real estate loan portfolio, as well as the loans that collateralize the commercial real estate loan securities we acquire, may have higher degrees of credit and other risks than do our residential mortgage loans, including various environmental and legal risks. The net operating income and market values of commercial real estate properties may vary with economic cycles and as a result of other factors, so that debt service coverage is unstable. The value of the property may not protect the value of the loan if there is a default. Our commercial real estate loans are not geographically diverse, so we are at risk for regional factors. Many of our commercial loans are not fully amortizing, so the timely recovery of our principal is dependent on the borrower’s ability to refinance at maturity. We often lend against commercial real estate that is in transition. Such lending entails higher risks than traditional commercial property lending against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality may not meet standard market criteria for stabilized commercial real estate loans. The underlying properties may not transition or stabilize as we expected. The personal guarantees and forms of cross-collateralization that we receive on some loans may not be effective. We generally do not service our loans; we rely on our servicers to a great extent to manage our commercial assets and work-out loans and properties if there are delinquencies or defaults. This may not work to our advantage. As part of the work-out process of a troubled commercial real estate loan, we may assume ownership of the property, and the ultimate value of this asset would depend on our management of, and eventual sale of, the property which secured the loan. Our loans are illiquid; if we choose to sell them, we may not be able to do so in a timely manner or for a satisfactory price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates. We have sold senior loan participations on some of our loans, so that the asset we retain is junior and has concentrated credit, servicing, and other risks. We have directly originated some of our commercial loans, and participated in the origination of others. This may expose us to certain credit, legal, and other risks that may be greater than is usually present with acquired loans. We have sold commercial mortgage loans. The representations and warranties we made on these sales are limited, but could cause losses and claims in some circumstances. On a net basis, we intend to increase our investment in commercial real estate loans and in junior participations of these loans.

Our investments in subordinated commercial mortgage backed securities and loans are subject to losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

We intend to invest in diverse types of assets with credit risks that could also cause losses.

We intend to continue to invest in a variety of types of commercial real estate loan assets, such as mezzanine loans, second liens, credit-enhancement interests of commercial loan securitizations, junior participations, among others, that may entail other types of risks. In addition, we intend to continue to invest in other assets with material credit risk, including sub-prime residential real estate loans and securities, the equity and debt of CDOs, corporate debt and equity of REITs and non-real estate companies, trust preferreds from banks, real estate and non-real estate asset-backed securities, and other financial and real property assets.

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

We may be subject to the risks associated with inadequate or untimely services from third-party service-providers, which may affect our results of operations.

The majority of our loans and securities are serviced by third-party service-providers. These arrangements allow us to increase the volume of the loans we purchase without incurring the expenses associated with servicing operations. However, as with any external service provider, we will be subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or mortgage loan performance in general could adversely affect our ability to securitize our mortgage loans in the future.

We are exposed to certain risks associated with the accumulation of real estate loan assets prior to securitization.

Our long-term goal is to fund most of our real estate loan investments with long-term non-recourse debt. Prior to securitization, we acquire and accumulate loans and securities with short-term recourse debt or equity. During this accumulation period, we are subject to certain risks such as liquidity risk, market value risk, and credit risk. Untimely execution of a securitization may accentuate these risks. In addition, we may not be able to securitized certain assets.

Fluctuations in our results may be exacerbated by the structural leverage that we employ and by liquidity risk.

We employ substantial structural leverage on our balance sheet relative to many financial and non-financial companies, although we believe we employ less leverage on a recourse basis than most banks, thrifts, and other financial institutions. The bulk of our financing is typically in the form of non-recourse debt issued through asset securitization. We believe this is generally an effective and lower-risk form of financing compared to many other forms of debt utilized by financial companies. We believe the amount of leverage that we employ is appropriate, given the risks in our balance sheet, the non-recourse nature of the long-term financing structures that we typically employ, the fact that our maximum credit losses are generally limited, and our management policies. However, in order to operate our business successfully, we require continued access to debt on favorable terms with respect to financing costs, capital efficiency, covenants, and other factors. We may not be able to obtain debt on such terms.

Due to our structural leverage, relatively small changes in asset quality, asset yield, cost of borrowed funds, and other factors could have relatively large effects on us and our stockholders, including fluctuations in earnings and liquidity. Our use of securitizations and the resulting structural leverage may not enhance our returns and could erode our financial soundness. In general, we currently intend to increase our use of structural leverage in the future through asset accumulation funded by securitized non-recourse debt issuance.

Although we do not have a corporate debt rating, the nationally-recognized credit rating agencies have a strong influence on the amount of capital that we hold relative to the amount of credit risk we take. The rating agencies determine the amount of net investment we must make to credit enhance the long-term debt, mostly rated AAA, that we issue to fund our residential loan portfolio. They also determine the amount of principal value required for the credit-enhancement interests we acquire. The rating agencies, however, do not have influence over how we fund our net credit investments nor do they determine or influence many of our other capital and leverage policies. With respect to our short-term debt, our lenders, typically large commercial banks and Wall Street firms, limit the amount of funds that they will advance versus our collateral. We set aide more capital than required by our lenders. However, recourse lenders can increase the amount of capital that they will require of us, or the value of our collateral may decline, thus reducing our liquidity.

We are not regulated by the national regulatory bodies that regulate banks, thrifts, and the U.S. government-sponsored real estate loan investment companies Fannie Mae and Freddie Mac. Thus, the amount of financial leverage that we employ is largely controlled by management, and by our internal risk-adjusted capital policies.

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

We may borrow on a short-term basis to fund a portion of our securities portfolio, certain credit-enhancement securities, residential loans, or other assets prior to the issuance of long-term debt, to use a certain amount of leverage with respect to our net investments in credit-enhancement interests, to fund a portion of our commercial loan portfolio, to fund working capital and general corporate needs, and for other reasons. We borrow short-term by pledging our assets as collateral. We can usually borrow via uncommitted borrowing facilities for the substantial majority of our short-term debt because the assets pledged as collateral are generally liquid, have active trading markets, and have readily discernable market prices. The term of these borrowings can range from one day to one year. To fund less liquid or more specialized assets, we typically enter into credit line agreements from commercial banks and finance companies with a one-year term. Whether committed or not, we need to roll over short-term debt on a frequent basis; our ability to borrow is dependent on our ability to deliver sufficient market value of collateral to meet lender requirements. Our payment of commitment fees and other expenses to secure borrowing lines may not protect us from liquidity issues or losses. Variations in lenders’ ability to access funds, lender confidence in us, lender collateral requirements, available borrowing rates, the acceptability and market values of our collateral, and other factors could force us to utilize our liquidity reserves or to sell assets, and, thus, affect our liquidity, financial soundness, and earnings. In recent years, we believe that the marketplace for our type of secured short-term borrowing has been stable, but there is no assurance that such stability will continue. Our current intention is to maintain relatively low levels of short-term debt over time, with the exception of short-term debt used to fund assets under accumulation for a securitization. Our plans may change, however. In the future, we may also borrow on an unsecured basis through bank loans, issuance of unsecured corporate debt, and other means.

Our various borrowing arrangements subject us to debt covenants. While these covenants have not meaningfully restricted our operations to date, they could be restrictive or harmful to us and our shareholders’ interests in the future. Should we violate debt covenants, we may incur expenses, losses, or reduced ability to access debt.

Prior to and during 2003, a portion of our equity capital base included convertible preferred stock. On May 2, 2003, we redeemed all outstanding shares of preferred stock by converting those shares into shares of common stock. Prior to conversion, our Class B preferred stock had a dividend rate of at least $0.755 per share per quarter, and had certain rights to dividend distributions and preferences in liquidation that were senior to common stockholders.

Disruptions in mortgage securitization market may adversely affect our earnings and growth.

We depend upon the issuance of long-term debt through securitizations. If the market for such securitizations should become disrupted, as occurred in 1998 due to a liquidity crisis in debt markets generally, we may be unable to issue our securities, in which event our ability to continue to acquire mortgage assets would be adversely impacted. In addition, if the securitization market were to experience a long-term disruption, for example, due to an adverse court decision or bankruptcy law change relating to the bankruptcy-remote structures of the securitizations, our ability to issue long-term debt securitizations may be impaired or eliminated for a protracted period or permanently. In such event, our earnings and ability to grow may be adversely affected.

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

The amount of net discount we have on our books is the net of a much larger premium balance and a much larger discount balance. Changes in prepayment rates that are not uniform across products could have a material effect on our earnings. Therefore, our net amortization expense or income can change over time as our asset composition changes through principal repayments, asset purchases, and as we mark our assets to market.

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

We attempt to hedge certain risks through managing certain characteristics of our assets and liabilities, and as we deem appropriate, by entering into various interest rate agreements. The amount and level of interest rate agreements that we have may vary significantly over time. We generally attempt to enter into interest rate hedges that provide an appropriate and efficient method for hedging the desired risk. We may elect accounting treatment under FAS 133 for a portion of our hedges. However, there can be no assurance that electing FAS 133 accounting for certain hedges will improve the quality of our reported earnings or that we will continue to meet the requirements of FAS 133 when elected. In addition, the ongoing requirements of FAS 133 are complex and rigorous; if we fail to meet these requirements we would be required to de-designate our interest rate agreements as hedges under FAS 133 and commence mark-to-market accounting through our Consolidated Statements of Income.

Our quarterly earnings may reflect volatility in earnings that are exaggerated by the resulting accounting treatment for certain hedges.

Hedging against interest rate movements using interest rate agreements (including interest rate swap instruments and interest rate futures) and other instruments usually has the effect over long periods of time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs, or to stabilize the future cost of anticipated liability issuance. Such hedging may not achieve its desired goals. Using interest rate agreements to hedge may increase short-term earnings volatility, if we elect mark-to-market accounting for our hedges. Reductions in market values of interest rate agreements may not be offset by increases in market values of the assets or liabilities being hedged. Conversely, increases in market values of interest rate agreements may not fully offset declines in market values of assets or liabilities being hedged. Changes in market values of interest rate agreements may require us to pledge significant amounts of collateral or cash. Hedging exposes us to counter-party risks.

We also may hedge by taking short or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. Such hedges may have special basis, liquidity, and other risks.

Maintaining REIT status may reduce our flexibility.

To maintain REIT status, we must follow rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. If we make frequent asset sales to persons deemed customers, we could be viewed as a “dealer,” and thus subject to entity level taxes. Certain types of hedging may produce non-qualifying income under the REIT rules. Our ability to own non-real estate related assets and earn non-real estate related income is limited. Meeting minimum REIT dividend distribution requirements may reduce our liquidity. Because we must distribute at least 90% of our taxable REIT income as dividends to maintain our REIT status, we may need to raise new equity capital if we wish to grow operations at a rapid pace. Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source. Failure to meet REIT requirements may subject us to taxation, penalties, and/or loss of REIT status. REIT laws and taxation could change in a manner adverse to our operations. To pursue our business plan as a REIT, we generally need to avoid becoming a Registered Investment Company, or RIC. To avoid RIC restrictions, we generally need to maintain at least 55% of our assets in whole loan form or in other related forms of assets that qualify for this test. Meeting this test may restrict our flexibility. Failure to meet this test would limit our ability to leverage and would impose other restrictions on our operations. Our ability to invest in taxable subsidiaries is limited under the REIT rules. Our REIT status affords us certain protections against take-over attempts. These take-over restrictions may not always work to the advantage of stockholders. Our stated goal is to not generate income that would be taxable as unrelated business taxable income, or UBTI, to our tax-exempt shareholders. Achieving this goal may limit our flexibility in pursuing certain transactions. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our stockholders.

We may seek to retain a portion of our earnings from time to time so we can increase our investments in real estate loans and securities; we will be subject to income and excise taxes under the REIT tax rules if we do so. New tax rules regarding dividends have been enacted and there may be future changes to certain provisions of the REIT rules, both of which may reduce some of a REIT’s competitive edge relative to non-REIT corporations.

Our cash balances and cash flows may become limited relative to our cash needs.

We need cash to meet our working capital, minimum REIT dividend distribution requirements, and other needs. Cash could be required to pay-down our recourse borrowings in the event that the market values of our assets that collateralize our debt decline, the terms of short-term debt become less attractive, or for other reasons. Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows). For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. Operating cash flow generation could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flow if our income as calculated for tax purposes significantly exceeds our cash flow from operations. Generally, our cash flow has materially exceeded our cash requirements; this situation could be reversed, however, with corresponding adverse consequences to us. We generally maintain what we believe are ample cash balances and access to borrowings to meet projected cash needs. In the event, however, that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, our REIT status or our solvency could be threatened.

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

Accounting rules for the various aspects of our business change from time to time. Changes in accounting rules or the accepted interpretation of these rules can affect our reported income, earnings, and stockholders’ equity. Our revenue recognition and other aspects of our reported results are based on estimates of future events. These estimates can change in a manner that adversely affects our results or demonstrate, in retrospect, that revenue recognition in prior periods was too high or too low.

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

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain Federal income tax considerations relevant to Redwood Trust and its stockholders. This discussion is based on existing United States Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of United States Federal income taxation that may be relevant to a particular stockholder in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the limited extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their common stock as a “capital asset” (generally, property held for investment) under the Code. Stockholders are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding, and disposing of the common stock, including the application and effect of Federal, state, local, and foreign income and other tax laws.

In reading this Form 10K and the tax disclosure set forth below, it should be noted that although Redwood Trust is combined with all of its subsidiaries for financial accounting purposes, for Federal income tax purposes, only Redwood Trust and Sequoia Mortgage Funding Corporation (and their assets and income) constitute the REIT, and Redwood Trust’s remaining domestic subsidiaries constitute a separate consolidated group subject to regular corporate income taxes. Redwood’s foreign subsidiaries, (i.e., Acacia CDO 1, Ltd., Acacia CDO 2, Ltd., and Acacia CDO 3, Ltd.), are not subject to U.S. corporate income taxes (see discussion below under Taxable REIT Subsidiaries).

General

Redwood Trust elected to be taxed as a REIT for Federal income tax purposes, commencing with its tax year ended December 31, 1994. Management currently expects that Redwood Trust will continue to operate in a manner that will permit Redwood Trust to maintain its qualifications as a REIT. This treatment will permit Redwood Trust to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the “double taxation” that generally results when a corporation earns income and distributes that income to its stockholders.

There can be no assurance that Redwood Trust will continue to qualify as a REIT in any particular tax year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the circumstances of Redwood Trust. If Redwood Trust failed to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of a regular corporation. In such event, Redwood Trust could be subject to potentially substantial income tax liability in respect of each tax year that it fails to qualify as a REIT as well as the four tax years following the year of the failure and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced.

The following is a brief summary of certain technical requirements that Redwood Trust must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

Stock Ownership Tests

The capital stock of Redwood Trust must be held by at least 100 persons for at least 335 days of a twelve-month year, or a proportionate part of a short tax year. In addition, no more than 50% of the value of Redwood Trust’s capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the tax year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. Redwood Trust must satisfy these stock ownership requirements each tax year. Redwood Trust must solicit information from certain of its stockholders to verify ownership levels and maintain records regarding those who do not respond. Redwood Trust’s Articles of Incorporation impose certain repurchase obligations and restrictions regarding the transfer of Redwood Trust’s shares in order to aid in meeting the stock ownership requirements. If Redwood Trust were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the “five or fewer” requirement, the “good faith” exemption is available.

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

(c) the value of Redwood Trust’s assets consisting of securities of one or more taxable REIT subsidiaries must not exceed 20% of the value of Redwood Trust’s total assets; and

(d) the value of securities held by Redwood Trust, other than those of a taxable REIT subsidiary or taken into account for purposes of the 75% Asset Test, must not exceed either (i) 5% of the value of Redwood Trust’s total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding vote or value of any such issuer’s securities.

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

Redwood Trust intends to maintain its REIT status by carefully monitoring its income, including income from hedging transactions and sales of mortgage assets, to comply with the REIT Gross Income Tests. In accordance with the Code, Redwood Trust will treat income generated by its interest rate caps and other hedging instruments as qualifying income for purposes of the 95% Gross Income Tests to the extent the interest rate cap or other hedging instrument was acquired to reduce the interest rate risks with respect to any indebtedness incurred or to be incurred by Redwood Trust to acquire or carry real estate assets. In addition, Redwood Trust will treat income generated by other hedging instruments as qualifying or non-qualifying income for purposes of the 95% Gross Income Test depending on whether the income constitutes gains from the sale of securities as defined by the Investment Company Act of 1940. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or (ii) an unanticipated decrease in the qualifying income of Redwood Trust which results in the non-qualifying income exceeding 5% of gross income, Redwood Trust may be unable to comply with certain of the REIT Gross Income Tests. Inadvertent failures to comply with the REIT Gross Income Tests will not result in disqualification of the REIT if certain disclosure and reasonable cause criteria are met and a 100% tax on the amount equal to the qualified income shortfall is paid. See “ — Taxation of Redwood Trust” below for a discussion of the tax consequences of failure to comply with the REIT provisions of the Code.

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

The IRS has ruled generally that if a REIT’s dividend reinvestment plan allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions generally qualify towards this distribution requirement. Redwood Trust maintains a Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and intends that the terms of its DRP will comply with the IRS public ruling guidelines for such plans.

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

Taxable REIT Subsidiaries

A Taxable REIT Subsidiary is any corporation in which a REIT owns stock (directly or indirectly) and for which the REIT and such corporation make a joint election to classify the corporation as a Taxable REIT Subsidiary. Effective January 1, 2001, RWT Holdings, Inc. (Holdings) and Redwood Trust elected to treat Holdings, Sequoia Residential Funding, and Holdings’ other subsidiaries as Taxable REIT Subsidiaries of Redwood Trust. In 2002, Redwood Trust made a Taxable REIT Subsidiary election for Acacia CDO 1, Ltd., a newly formed corporation. In 2003, Redwood Trust made a Taxable REIT Subsidiary election for Acacia CDO 2, Ltd., and Acacia CDO 3, Ltd., newly formed corporations. As Taxable REIT Subsidiaries, they are not subject to the REIT asset, income, and distribution requirements nor are their assets, liabilities, or income treated as assets, liabilities, or income of Redwood Trust for purposes of each of the above REIT qualification tests.

Redwood Trust generally intends to make a Taxable REIT Subsidiary election with respect to any other corporation in which it acquires equity or equity-like securities constituting more than 10% by vote or value of such corporation and that is not otherwise a Qualified REIT Subsidiary. However, the aggregate value of all of Redwood Trust’s Taxable REIT Subsidiaries must be limited to 20% of the total value of the REIT’s assets. In addition, Redwood Trust will be subject to a 100% penalty tax on any rent, interest, or other charges that it imposes on any Taxable REIT Subsidiary in excess of an arm’s length price for comparable services. Redwood Trust expects that any rents, interest, or other charges imposed on Holdings or any other Taxable REIT Subsidiary will be at arm’s length prices.

Redwood Trust generally expects to derive income from its Taxable REIT Subsidiaries by way of dividends. Such dividends are not real estate source income for purposes of the 75% Gross Income Test. Therefore, when aggregated with Redwood Trust’s other non-real estate source income, such income must be limited to 25% of the REIT’s gross income each year. Redwood Trust will monitor the value of its investment in, and the distributions from, its Taxable REIT Subsidiaries to ensure compliance with all applicable REIT income and asset tests.

Taxable REIT Subsidiaries doing business in the United States are generally subject to corporate level tax on their net income and generally will be able to distribute only net after-tax earnings to its stockholders, including Redwood Trust, as dividend distributions. Acacia CDOs are considered foreign subsidiaries not engaged in trade or business in the United States for tax purposes and therefore are not subject to U.S. corporate income taxation (although income from Acacia CDOs is generally includable in REIT taxable income and the taxable income of our Taxable REIT Subsidiaries). There is no guarantee that the IRS could not take the position that Acacia CDOs are doing business within the U.S., which would subject them to corporate level tax on their effectively connected U.S. trade or business income. If this were to occur, then the Acacia CDOs would generally only be able to contribute net after-tax earnings to REIT dividend distributions.

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

Taxation of Stockholders

For any tax year in which Redwood Trust is treated as a REIT for Federal income tax purposes, distributions (including constructive or in-kind distributions) made to holders of common stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of Redwood Trust’s current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder’s allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder’s adjusted basis in the common stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by Redwood Trust as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed Redwood Trust’s actual net capital gain for the tax year. Alternatively, Redwood Trust can also elect by written notice to its shareholders to designate a portion of its net capital gain income as being retained and pay directly the tax on such net capital gains. In that instance, each shareholder will generally be required to include the deemed capital gains dividend in its income, will be entitled to claim a credit or refund on its tax return for the tax paid by Redwood Trust with respect to such deemed dividend, and will be entitled to increase its tax basis in Redwood Trust shares by an amount equal to the excess of the deemed capital gain dividend over the tax deemed paid by it.

Distributions by Redwood, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction that exists under current law. Furthermore, distributions by Redwood characterized as ordinary income will generally are not subject to the reduced 15% and 5% tax rates otherwise effective for certain types of dividends as of January 1, 2003. However, dividend distributions by Redwood characterized as capital gain distributions recognized subsequent to May 5, 2003, will be subject to the reduced 5% and 15% tax rates made effective by the Jobs and Growth Relief Reconciliation Tax Act of 2003.

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

Upon a sale or other disposition of the common stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder’s adjusted basis in such stock, which gain or loss generally will be long-term if the stock was held for more than twelve months. Any loss on the sale or exchange of common stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of designated capital gain dividends received by such stockholder. If stock is sold after a record date but before a payment date for declared dividends on such stock, a stockholder will nonetheless be required to include such dividend in income in accordance with the rules above for distributions, whether or not such dividend is required to be paid over to the purchaser.

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

If Redwood Trust makes a distribution of stockholder rights with respect to its common stock, such distribution generally will not be treated as taxable when made. However, if the fair market value of the rights on the date of issuance is 15% or more of the value of the common stock, or if the stockholder so elects regardless of the value of the rights, the stockholder must make an allocation of its existing tax basis between the rights and the common stock based on their relative value on the date of the issuance of the rights. On the exercise of the rights, the stockholder will generally not recognize gain or loss. The stockholder’s basis in the shares received from the exercise of the rights will be the amount paid for the shares plus the basis, if any, of the rights exercised. Distribution of stockholder rights with respect to other classes of securities holders generally would be taxable based on the value of the rights on the date of distribution.

Redwood Trust is required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of its stock disclosing the actual and constructive ownership of such stock and to maintain permanent records showing the information it has received as to the actual and constructive ownership of such stock and a list of those persons failing or refusing to comply with such demand.

In any year in which Redwood Trust does not qualify as a REIT, distributions made to its stockholders would be taxable in the same manner discussed above, except that no distributions could be designated as capital gain dividends, distributions would be eligible for the corporate dividends received deduction and may be eligible for the reduced tax rates on dividends (if paid out of previously-taxed earnings), the excess inclusion income rules would not apply, and stockholders would not receive any share of Redwood

Trust’s tax preference items. In such event, however, Redwood Trust would be subject to potentially substantial Federal income tax liability, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

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

EMPLOYEES

As of March 4, 2004, we employed 50 people at Redwood Trust and its subsidiaries.

Item 2. PROPERTIES

Redwood Trust leases space for their executive and administrative offices at One Belvedere Place, Suite 300, Mill Valley, California 94941, telephone (415) 389-7373.

Item 3. LEGAL PROCEEDINGS

At December 31, 2003, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Redwood Trust’s stockholders during the fourth quarter of 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2003.

Equity Compensation Plan Information

Number of
	Securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants,	options, warrants,	under equity
Plan Category	and rights	and rights	compensation plans
Equity Compensation:
Plans approved by security holders*	1,935,598	$26.76	239,622
Equity Compensation:
Plans not approved by security holders	—	—	—
Total	1,935,598	$26.76	239,622

* Included in the number of remaining securities available for future issuance under equity compensation plans are 87,135 securities available for the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan and 152,487 securities available for the 2002 Redwood Trust, Inc. Incentive Stock Plan. Please see the Notes to the Consolidated Financial Statement for additional information on these plans. Not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights (but not available for future issuance) are 29,253 shares of restricted stock and 25,417 deferred stock units.

Redwood Trust’s Common Stock is listed and traded on the New York Stock Exchange under the symbol RWT. Redwood Trust’s Common Stock was held by approximately 1,700 holders of record on March 4, 2004 and the total number of beneficial stockholders holding stock through depository companies was approximately 20,300. The high and low closing sales prices of shares of the Common Stock as reported on the New York Stock Exchange and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

	Stock Prices		Common Dividends Declared
			Record	Payable	Per	Dividend
	High	Low	Date	Date	Share	Type
Year Ended December 31, 2004
First Quarter (through	$62.69	$49.15	3/31/04	4/21/04	$0.67	Regular
March 4, 2004)			3/31/04	4/21/04	$0.50	Special
Year Ended December 31, 2003
Fourth Quarter	$58.10	$41.20	12/31/03	1/21/04	$0.65	Regular
			11/28/03	12/5/03	$4.75	Special
Third Quarter	$43.90	$37.45	9/30/03	10/21/03	$0.65	Regular
Second Quarter	$42.48	$32.51	6/30/03	7/21/03	$0.65	Regular
First Quarter	$33.04	$27.52	3/31/03	4/21/03	$0.65	Regular
Year Ended December 31, 2002
Fourth Quarter	$28.07	$23.70	12/31/02	1/21/03	$0.63	Regular
			12/31/02	1/21/03	$0.125	Special
Third Quarter	$31.00	$24.22	9/30/02	10/21/02	$0.63	Regular
			9/30/02	10/21/02	$0.125	Special
Second Quarter	$31.50	$27.00	6/28/02	7/22/02	$0.63	Regular
			6/28/02	7/22/02	$0.125	Special
First Quarter	$27.49	$23.76	3/29/02	4/22/02	$0.62	Regular
Year Ended December 31, 2001
Fourth Quarter	$25.40	$23.83	12/31/01	1/22/02	$0.60	Regular
			11/15/01	11/30/01	$0.15	Special
Third Quarter	$25.55	$22.85	9/28/01	10/22/01	$0.57	Regular
			8/10/01	8/31/01	$0.18	Special
Second Quarter	$23.95	$19.57	6/29/01	7/23/01	$0.55	Regular
First Quarter	$20.44	$16.81	3/30/01	4/23/01	$0.50	Regular

Redwood Trust intends to pay quarterly dividends so long as the minimum REIT distribution rules require it. Redwood Trust intends to distribute to its stockholders, a majority of its taxable income and to maintain its REIT status. All dividend distributions will be made by Redwood Trust at the discretion of the Board of Directors and will depend on the taxable earnings of Redwood Trust, financial condition of Redwood Trust, maintenance of REIT status, and such other factors as the Board of Directors may deem relevant from time to time. No dividends may be paid on the Common Stock unless full cumulative dividends have been paid on the outstanding Preferred Stock. As of April 30, 2003, the full cumulative dividends had been paid on the Preferred Stock. Subsequently, the Preferred Stock was converted into Common Stock.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999
Statement of Operations Data:
Interest income	$330,976	$163,216	$144,539	$169,261	$145,964
Interest expense	(202,861)	(91,705)	(98,069)	(138,603)	(119,227)

Net interest income	128,115	71,511	46,470	30,658	26,737
Operating expenses	(36,895)	(20,005)	(12,747)	(7,752)	(3,660)
Equity in earnings (losses) of RWT Holdings, Inc.	0	0	0	(1,676)	(21,633)
Net unrealized/realized market value gains losses)	46,676	5,111	1,532	(2,296)	284
Provision for income taxes	(5,502)	0	0	0	0
Dividends on Class B preferred stock	(681)	(2,724)	(2,724)	(2,724)	(2,741)

Net income (loss) before change in accounting principle	131,713	53,893	32,531	16,210	(1,013)
Cumulative effect of adopting EITF 99-20	0	0	(2,368)	0	0

Net income (loss) available to common stockholders	$131,713	$53,893	$30,163	$16,210	($1,013)
Average common shares — basic	17,759,346	15,177,449	10,163,581	8,793,487	9,768,345
Net income (loss) per share — basic	$7.42	$3.55	$2.97	$1.84	($0.10)
Average common shares — diluted	18,586,649	15,658,623	10,474,764	8,902,069	9,768,345
Net income (loss) per share diluted	$7.09	$3.44	$2.88	$1.82	($0.10)
Dividends declared per Class B preferred share	$0.755	$3.020	$3.020	$3.020	$3.020
Regular dividends declared per common share	$2.600	$2.510	$2.22	$1.61	$0.40
Special dividends declared per common share	$4.750	$0.375	$0.33	$0.00	$0.00

Total dividends declared per common share	$7.350	$2.885	$2.55	$1.61	$0.40
Balance Sheet Data: end of period
Earning assets	$17,543,487	$6,971,794	$2,409,271	$2,049,188	$2,387,286
Total assets	$17,626,770	$7,007,772	$2,435,644	$2,082,115	$2,419,928
Short-term debt	$236,437	$99,714	$796,811	$756,222	$1,253,565
Long-term debt	$16,782,586	$6,397,020	$1,313,715	$1,095,835	$945,270
Total liabilities	$17,073,442	$6,534,739	$2,127,871	$1,866,451	$2,209,993
Total stockholders’ equity	$553,328	$473,033	$307,773	$215,664	$209,935
Number of Class B preferred shares outstanding	0	902,068	902,068	902,068	902,068
Number of common shares outstanding	19,062,983	16,277,285	12,661,749	8,809,500	8,783,341
Book value per common share	$29.03	$27.43	$22.21	$21.47	$20.88
Other Data:
Average assets	$11,058,272	$4,039,652	$2,223,280	$2,296,641	$2,293,238
Average borrowings	$10,489,614	$3,616,506	$1,945,820	$2,070,943	$2,046,132
Average reported total equity	$526,808	$402,986	$254,021	$209,987	$236,229
GAAP earnings/average reported common equity	25.3%	14.3%	13.3%	8.8%	(0.5%)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

SAFE HARBOR STATEMENT

Statutory “safe harbor” applies to “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements inherently involve certain risks and uncertainties. Any matter discussed in this Form 10-K that is not historical fact or contains estimates may constitute a forward-looking statement. Although we continuously update and revise our estimates, it is not practical to publish all such revisions and, thus no one should assume that any estimates or the results or trends projected in or contemplated by any forward-looking statements would prove to be accurate in the future. Forward-looking statements can be identified by the presence of words such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or similar words and terminology. Actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors, including, among other things: changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. For a discussion of risk factors, readers should review the section of this Form 10-K entitled “Risk Factors”. This Form 10-K contains statistics and other data that in some cases have been obtained from, or compiled from, information made available by servicing entities and information service providers.

SUMMARY AND OUTLOOK

Redwood Trust is a financial institution located in Mill Valley, California. We invest in real estate loans and securities created from real estate loans. Our largest investment is in high-quality jumbo residential real estate loans and related real estate loan securities. We also invest in commercial real estate loans and various other types of residential and commercial real estate loan securities. We acquire a majority of our residential real estate loans from well-established real estate loan origination companies throughout the United States. We fund the majority of our investments with securitized long-term debt. Our primary financial goal is to maintain steady regular dividend payments to our shareholders.

Our primary source of revenue is interest income consisting of the monthly loan payments made by homeowners and commercial property owners on their loans. Our expenses consist primarily of interest expense on our debt and operating expenses.

Redwood Trust is structured as a Real Estate Investment Trust (REIT). As a REIT, we are required to distribute to shareholders as dividends the majority of the REIT taxable income (our taxable income excluding income earned in non-REIT taxable subsidiaries) that we earn. During 2003 we earned an estimated $171 million of taxable income, of which $163 million was REIT taxable income.

Our GAAP earnings (as calculated in accordance with Generally Accepted Accounting Principles) totaled $132 million or $7.09 per share for 2003, as compared to $54 million or $3.44 per share for 2002, and $30 million or $2.88 per share for 2001. Our 2003 results were driven by the quality of our existing real estate loan investments, a favorable operating environment, excellent credit results, favorable prepayment patterns, increased capital efficiencies, and income generated from discount securities that were called during 2003 at full face value.

During 2003, we continued to satisfy our dividend distribution requirements as a REIT. Our regular dividend rate during 2003 was $0.65 per share per quarter. For the full year of 2003, we declared regular common dividends of $2.60 per share and a special dividend of $4.75 per share. In 2002 and 2001, we declared regular common dividends of $2.51 and $2.22 per share and special dividends of $0.375 and $0.33 per share, respectively. In March 2004, our Board of Directors declared a first quarter 2004 regular dividend of $0.67 per share and a special dividend of $0.50 per share, payable on April 21, 2004 to shareholders of record on March 31, 2004.

Looking ahead, we believe our earnings will continue to benefit from the quality of our existing assets. However, the extraordinary market conditions of the last few years that increased our realized yields on our seasoned assets (attractive acquisition pricing, excellent credit results, and favorable prepayment rate patterns) are unlikely to continue or to be repeated. We also expect to face increased competition, higher acquisition pricing, and a reduced supply of acquisition opportunities. The volume of fixed and hybrid securitizations has decreased as banks and other financial institutions purchase residential real estate loans and hold these assets unsecuritized, and we expect that this increased competition will continue. As our existing earning assets pay down, we will continue to acquire new assets. We believe we can source new assets with attractive return potential, but we do not expect these new assets to generate the same level of yields we are currently enjoying on our more seasoned assets.

Improvements in our return on equity, earnings, and dividends have been driven in part by increased capital efficiencies that we have realized through selling or resecuritizing assets. In achieving these capital efficiencies, we have increased potential earnings sensitivities with respect to credit risk and certain types of prepayment risks. As of the end of 2003, we believe we have completed most of the reallocating and recycling of capital that we intend to undertake, and we believe there are unlikely to be further significant gains in return on equity from our current capital efficiency initiatives.

Overall, we believe we will continue to be a leading competitor as a result of our operating efficiencies, our intense and specialized business focus, and the relationships we have developed with our business partners. Although we believe it is unlikely we will be able to sustain our earnings and special dividend distributions on a per share basis at 2003’s extraordinary levels, we believe we will continue to generate earnings sufficient to sustain our regular dividend rate in the near future.

FIRST QUARTER 2004 UPDATE

The share of residential originations in the overall jumbo real estate loan market that are adjustable-rate has been rising, so origination volumes of the loans we generally acquire have remained strong. We have agreed to acquire $2.6 billion of these loans year-to-date through March 4, 2004. We continue to increase the number of origination companies we acquire loans from as more companies start to originate LIBOR adjustable rate loans. Competition to acquire these loans continues to increase, and prices continue to rise. As a result, our new investments in these assets are unlikely to earn yields as high as our existing portfolio is earning currently, and our exposure to an increase in prepayment rates of adjustable-rate loans is increasing. We have completed two “Sequoia” program securitizations of residential loans thus far in the first quarter. We were able to issue securities at tighter spreads to LIBOR than in the past; tighter spreads reduce our cost of funds and partially offset the effect of the higher prices we are paying for loans. Also, as part of our on-going efforts to recycle capital to improve capital efficiency, we completed a re-securitization of interest-only securities retained from our Sequoia securitizations, thus freeing $16 million of equity capital for reinvestment.

We continue to acquire residential loan credit-enhancement securities at a pace consistent with 2003, agreeing to acquire $22 million in market value of these securities year-to-date through March 4, 2003. In January, we sold residential loan credit-enhancement securities with a principal value of $23 million (originally rated BB, some have been upgraded) that had significantly appreciated, generating a GAAP gain of $6 million. After this sale, almost all of our BB-rated residential credit-enhancement securities have been sold, called, or re-securitized via our Acacia CDO program. The remainder of our residential loan credit-enhancement portfolio is rated single-B or is unrated; we hold these securities with equity capital (without leverage). In January and February 2004, residential loan credit-enhancement securities with a principal value of $20 million were called, generating a GAAP gain of $12 million. Rapid prepayments, strong credit results, and rising housing prices continue to benefit this portfolio.

We continue to acquire commercial real estate loans securities for our Acacia CDO program, and we have commenced acquisitions of unrated and single-B rated commercial credit-enhancement securities.

We intend to price our fourth Acacia CDO securitization during the first quarter of 2004. Year-to-date — through March 4, 2004 — we agreed to acquire $80 million diverse real estate securities as collateral for our Acacia program. We are buying residential and commercial real estate loan securities for this transaction at significantly tighter spreads (effectively, lower yields and higher prices) than in the past. Competition for these assets is increasing as new entrants and established competitors in the real estate CDO market seek to accumulate assets. We expect our returns from our retained equity in Acacia CDO 4 will be attractive despite higher acquisition pricing for the underlying assets, as spreads over LIBOR for the CDO securities we intend to issue to fund these assets have also tightened.

New mortgage REITs are being formed and are seeking equity capital, and some residential real estate loan originators are converting to mortgage REITs. Some of these firms will likely compete with us in the future. Meanwhile, banks continue to acquire and retain significant amounts of loans for their balance sheets, thus reducing the amount of real estate loans, credit-enhancement securities, and securities suitable for Acacia that we have the opportunity to acquire.

Although asset acquisition prices continue to increase and the opportunity to generate extraordinary returns from real estate assets has lessened, we continue to create new investments that we believe will be generally attractive to shareholders over time. To fund our anticipated acquisitions, we currently plan to continue to issue new common shares during the year through our Direct Stock Purchase and Dividend Reinvestment Plan and also through one or more equity offerings. To the extent stock issuance occurs at prices in excess of book value per share, earnings and dividends per share in the future may benefit because we will have a greater amount of cash (equity) per share available to generate cash flow. Stock issuance may, however, reduce the amount of special dividends on a per-share basis that would otherwise be payable in 2004 and/or 2005 in the event that we have a strong year of taxable income generation in 2004.

SUPPLEMENTAL FINANCIAL DATA

Supplemental financial data and additional financial measures regarding our operations are available on our web site at www.redwoodtrust.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

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

Establishing Valuations and Accounting for Changes in Valuations
 We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Valuations of our residential real estate loans held-for-sale are generally done on a pool basis while valuations of our commercial real estate loans held-for-sale, and securities available-for-sale are done on an asset-specific basis. We believe the estimates we use reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

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

Under the effective yield method, decreases in our credit loss assumptions imbedded in our cash flow forecasts could result in increasing yields being recognized from our current portfolio of residential loan credit-enhancement securities. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and may represent a permanent impairment, in which case the asset may be written down to its fair value through the Consolidated Statement of Income.

Credit Reserves
 The credit reserve for our residential real estate loans is adjusted by taking credit provisions through our Consolidated Statements of Income. The reserves are the result of estimates of collective loan impairment considering historical loss experience (including industry and rating agency data), current conditions, and adjustments to historic conditions. Our collective loan impairment evaluation may consider several components including, but not limited to, such factors as the age of loans, underwriting standards, business climate, economic conditions, geographic considerations, past performance of similar loans and other observable data including our extensive industry experience.

The amount of credit protection for our residential loan credit-enhancement securities is a designated component of the purchase discount. Our residential loan credit-enhancement securities have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential real estate loans. As a result of these characteristics, we purchase credit-enhancement securities at a discount. A portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is considered credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment.

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

For all of our earning assets, actual credit losses and the timing of these losses may differ from our estimated losses. Although we continually review and update, as appropriate, all of our assumptions, there can be no assurance that our assumptions used to estimate credit losses, cash flows, fair values, and effective yields will prove to be correct as interest rates, economic conditions, real estate conditions, and the market’s perception of the future constantly change.

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

RESULTS OF OPERATIONS

Our earnings for 2003 were $132 million, or $7.09 per share, an increase from the $3.44 per share and the $2.88 per share we earned in 2002 and 2001, respectively.

The increase in our earnings for 2003 was primarily a result of improved capital efficiencies, the addition of new assets, increasing yields on our residential credit-enhancement securities, and realized gains from calls of assets. The table below shows earnings and the related per share amounts for the years ended December 31, 2003, 2002, and 2001.

Table 1
Net Income Available to Common Stockholders
(dollars in thousands, except per share data)

	Year Ended
	December 31,
	2003	2002	2001
Net Income Available to Common Stockholders	$131,713	$53,893	$30,163
Average Diluted Shares Outstanding	18,586,649	15,658,623	10,474,764
Diluted Earnings Per Share	$7.09	$3.44	$2.88

Net Interest Income

Net interest income was $128 million in 2003, as compared to $72 million and $46 million in 2002 and 2001, respectively. Our net interest income growth is related to the growth in our net employed equity capital during 2003. We also benefited from faster than anticipated prepayment rates on loans underlying our residential loan credit-enhancement securities, an improved asset mix, and strong credit results.

Table 2
Net Interest Income
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Interest Income	$330,976	$163,216	$144,539
Interest Expense	(202,861)	(91,705)	(98,069)

Net Interest Income	$128,115	$71,511	$46,470

Interest Income

Our total interest income was $331 million in 2003, an increase from the $163 million and the $145 million we earned in 2002 and 2001, respectively.

Table 3
Total Interest Income and Yield
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Interest Income	$332,813	$174,356	$154,890
Net Discount (Premium) Amortization	6,809	(7,832)	(9,584)
Credit Provision Expense	(8,646)	(3,308)	(767)

Total Interest Income	$330,976	$163,216	$144,539
Average Earning Assets	$10,858,311	$3,948,399	$2,152,965
Yield on Earning Assets	3.05%	4.13%	6.71%

Interest income increased from 2002 and 2001 due to growth in our earning assets. This growth offsets a decline in yields on our assets. Most of our reported assets are adjustable-rate residential real estate loans, and yields on these assets decline when short-term interest rates fall.

To provide more detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

Table 4
Residential Real Estate Loans — Interest Income and Yield
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Interest Income	$273,739	$110,733	$72,499
Net Discount (Premium) Amortization	(29,615)	(11,988)	(6,720)

Interest Income Before Credit Provision	244,124	98,745	65,779

Credit Provision Expense	(8,146)	(3,308)	(767)

Total Interest Income	$235,978	$95,437	$65,012
Average Amortized Cost	$9,932,961	$3,092,755	$1,146,137
Yield	2.38%	3.09%	5.67%

The majority of the residential real estate loans reported on our Consolidated Balance Sheet ($16.2 billion at December 31, 2003) are owned by Sequoia securitization trusts. Unsecuritized residential real estate loans totaled $43 million at December 31, 2003. These unsecuritized residential real estate loans were financed with $39 million of short-term debt at December 31, 2003. Interest income on our residential real estate loans has increased as a result of higher average balances, offset by lower yields. Average balances and premium amortization and credit provision expenses have increased due to our increased rate of loan acquisitions from 2001. Yields on our residential real estate loans have continued to trend down as most of our residential loans have coupon rates that adjust monthly or every six months as a function of the one- or six-month London Inter-Bank Offered Rate (LIBOR). Short-term interest rates such as LIBOR continued adjusting lower during 2002 and 2003, after a sharp decline in 2001.

Residential Loan Credit-Enhancement Securities

Table 5
Residential Loan Credit-Enhancement Securities — Interest Income and Yield
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Interest Income	$30,902	$29,297	$16,402
Net Discount (Premium) Amortization	37,189	8,130	281

Total Interest Income	$68,091	$37,427	$16,683
Average Amortized Cost	$275,308	$242,404	$137,277
Yield	24.73%	15.44%	12.15%

Total interest income recognized from our residential loan credit-enhancement securities increased significantly during 2003 primarily due to an increase in yields as well as an increase in our net investment in these securities.

The effective yield on residential loan credit-enhancement securities increased in 2003 as a result of rapid prepayments of fixed-rate and hybrid loans underlying the credit-enhancement securities, low credit losses, and a delay of the timing of anticipated credit losses. This resulted in an increase in net discount amortization and the overall yield in this portfolio in 2003, as compared to 2002 and 2001.

Commercial Real Estate Loans

Table 6
Commercial Real Estate Loans — Interest Income and Yield
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Interest Income	$3,678	$4,949	$7,256
Net Discount (Premium) Amortization	(219)	51	224

Interest Income Before Credit Provision	3,459	5,000	7,480
Credit Provision Expense	(500)	—	—

Total Interest Income	$2,959	$5,000	$7,480
Average Amortized Cost	$29,473	$49,390	$67,864
Yield	10.04%	10.12%	11.02%

The yield on our commercial real estate loan portfolio during the past several years has remained relatively consistent. A majority of our commercial loans and commercial participations have adjustable-rate coupons. However, these loans also have interest rate floors, and therefore the decline in short-term interest rates from 2001 has not had a material impact on the yield of this portfolio. In the fourth quarter of 2003, we established a credit reserve totaling $0.5 million for a loan on a commercial property with significant vacancies.

Securities Portfolio

Table 7
Securities Portfolio — Interest Income and Yield
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Interest Income	$24,076	$28,429	$57,626
Net Discount (Premium) Amortization	(546)	(4,025)	(3,369)

Total Interest Income	$23,530	$24,404	$54,257
Average Amortized Cost	$532,683	$504,401	$770,936
Yield	4.42%	4.84%	7.04%

The bulk of the securities portfolio reported on our Consolidated Balance Sheet ($742 million out of $845 million at December 31, 2003) have been transferred to Acacia securitization trusts. These re-securitized securities are reported onto Redwood’s reported Consolidated Balance Sheet as assets. Interest income earned by the Acacia trusts on these securities is included in our reported interest income. The decrease in interest income on our securities portfolio for 2003 as compared to 2002 and 2001 was the result of lower yields. Yields for the total reported securities portfolio decreased in 2003 as compared to 2002 and 2001 as the coupon rates on adjustable-rate loan securities continued to reset downwards, reflecting a lagged response to previous declines in short-term interest rates. In addition, the yields on newly acquired fixed-rate and hybrid securities were lower than in previous years.

Interest Expense

Our consolidated interest expense has continued to rise relative to prior periods as our consolidated debt balances have increased, offsetting declines in the cost of our reported debt. Our consolidated debt balances include short-term recourse borrowings and also mortgage-backed securities issued by bankruptcy-remote securitization trusts (Sequoia and Acacia) that have been consolidated onto our balance sheet as long-term debt. Our reported long-term debt is non-recourse to Redwood. Payments of principal and interest on our long-term debt are the obligation of the securitization trusts. The cost of our short-term debt has continued to fall with interest rates. Our average short-term debt borrowings have also continued to fall. As a result, our total interest expense on recourse debt has fallen. The interest expense on long-term debt consolidated into our financial statements from securitization trusts has increased as the outstanding balance of securities issued by Sequoia and Acacia has increased. Overall, the yield of these securities issued by Sequoia and Acacia trusts has declined during 2003 to 1.93% from 2.58% and 5.47% in 2002 and 2001, respectively. As a result, our consolidated cost of funds on these securities has declined.

Table 8
Interest Expense
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Interest Expense on Long-Term Debt	$195,823	$71,393	$57,668
Average Long-Term Debt	$10,126,303	$2,760,490	$1,054,135
Cost of Funds on Long-Term Debt	1.93%	2.58%	5.47%
Interest Expense on Short-Term Debt	$7,038	$20,312	$40,401
Average Short-Term Debt	$363,311	$856,016	$891,251
Cost of Funds on Short-Term Debt	1.94%	2.37%	4.53%
Total Interest Expense	$202,861	$91,705	$98,069
Average Total Debt	$10,489,614	$3,616,506	$1,945,386
Cost of Funds on Total Debt	1.93%	2.54%	5.04%

Interest Rate Agreements

Redwood, Sequoia, and Acacia enter into interest rate agreements to assist in the management of interest rate risk. Beginning in the fourth quarter of 2002, we expanded our use of interest rate agreements due to asset growth, changes in risk exposures, and other factors. We use these interest rate agreements in an effort to reduce earnings volatility that may arise from our variable-rate liabilities. We utilize cash flow hedge accounting treatment for many of Redwood’s interest rate agreements and for Sequoia and Acacia interest rate agreements consolidated onto our balance sheet. Under this accounting treatment, interest rate agreements are reported at fair market value through our Consolidated Balance Sheet, with any ineffective portion of the hedges reflected in our Consolidated Statements of Income through interest expense. We recognized a minimal amount of ineffectiveness on these hedges during 2003. (Also see “Critical Accounting Policies, Accounting for Derivative Instruments” and “Note 7. Interest Rate Agreements” in our Consolidated Notes To Financial Statements.)

As of December 31, 2003, net unrealized and realized market value losses on total consolidated interest rate agreements equalled $0.4 million; these losses were included in accumulated other comprehensive income on our Consolidated Balance Sheet. This net $0.4 million net balance consists of $0.5 million of realized net losses on interest rate agreements designated as cash flow hedges that have expired or terminated, and $0.1 million of unrealized net gains designated as cash flow hedges that are outstanding at December 31, 2003. The $0.5 million of realized losses will be reclassified to interest expense in our Consolidated Statements of Income over the effective period for the hedged transactions subsequent to December 31, 2003.

Operating Expenses

Operating expenses were $37 million in 2003 as compared to $20 million in 2002 and $13 million in 2001. Fixed operating expenses have increased over the prior year due to increases in the scale of our business. A significant portion of our operating expenses reflect variable performance-based compensation, primarily employee bonus and dividend equivalent rights (DER) expenses. These costs were significantly higher in 2003 as compared to prior years due to stronger financial results. For the years ended December 31, 2003, 2002, and 2001, we accrued bonus and DER expenses of $17 million, $10 million, and $5 million, respectively.

Our operating expenses include the expenses associated with a portion of our stock options that require variable accounting treatment. This expense represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not a cash expense. We incur this expense when our stock price increases. During 2003, we recognized in operating expenses a variable stock option expense of $5.7 million, as compared to $0.7 million in 2002, and $0.9 million in 2001.

In the fourth quarter of 2003, we adopted, effective January 1, 2003, the fair value method of accounting for stock options expense and related items for all stock options granted since January 1, 2003. For the stock options granted during 2003, the estimated fair value of these options will be amortized as an operating expense on our Consolidated Statements of Income over the options’ related vesting period. Any future cash dividend equivalent right (DER) payments on these stock options will be recorded as a payment of dividends and a reduction of retained earnings. For stock options granted prior to 2003, we will continue apply the provisions of APB Opinion No. 25 to record operating expenses for cash DER payments and we will calculate the effect to earnings that the adoption of the fair value method of accounting under SFAS 123 would have caused and disclose such information in the Notes to Consolidated Financial Statements.

Included as a component of Operating Expenses is a provision for excise taxes of $1.2 million and $1.0 million for the years ended December 31, 2003 and 2002. To the extent a REIT’s distributions declared are less than 85% of its REIT taxable income in the calendar year plus 100% of the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. No such expense was incurred in 2001.

Provision for Income Taxes

We have retained permanently approximately 10% of the ordinary REIT taxable income we earned in 2003 and we will declare the distribution of the remainder as dividends by September 2004. We will also retain 100% of the taxable income that we earned at our taxable REIT subsidiaries in 2003. We accrued for income taxes on the portion of our total estimated taxable income that we plan to permanently retain. During 2003, we incurred as an expense $5.5 million for income taxes on the Consolidated Statements of Income based on our current estimates of 2003 taxable income. For the years ended December 31, 2002 and 2001, we did not incur income tax expense as we did not permanently retain taxable income in 2002 or 2001.

Our taxable subsidiary RWT Holdings, Inc. (“Holdings”) was profitable during 2003. Holdings is currently benefiting from federal net operating loss carry forwards (NOLs), but most of its state NOLs are unavailable during 2003 due to California’s 2003 suspension of NOLs. Of the $5.5 million of income taxes accrued in 2003, $0.7 million related to state income taxes based on our current estimates of taxable income generated at Holdings in 2003. During 2004, we may recognize the potential future value of these NOLs as a one-time gain. From that point forward, we will accrue an income tax expense on an on-going basis for Holdings to the extent it remains profitable. See also ‘Dividends and Taxable Income” below.

Net Unrealized And Realized Market Value Gains and Losses

Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. For 2003, we reported a net increase in accumulated other comprehensive income of $13.0 million, as compared to an increase of $66.4 million during 2002 and an increase of $2.8 million during 2001. Changes in this account may reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains and losses on our interest rate agreements.

Fluctuations in the market value of certain of our real estate loan assets and interest rate agreements may also affect our net income. The $46.7 million of net unrealized and realized market value gains reported during 2003 on our Consolidated Statements of Income was comprised of $54.4 million of net realized gains related to redemptions (calls) of our credit-enhancement securities and other security sales and $0.4 million of net realized gains related to the sale of residential and commercial real estate loans held-for-sale, offset by $0.5 million of net unrealized losses related to valuation adjustments to our interest rate agreements accounted for as trading instruments and fair value adjustments of a portion of our securities totaling $7.6 million.

Dividends on Preferred Stock

Our distributions of preferred stock dividends have been $0.7 million per quarter over the last several years (including the first quarter of 2003) reflecting a dividend of $0.755 per share on 902,068 preferred shares outstanding. In May 2003, we converted each of the outstanding shares of preferred stock into shares of common stock.

Common Dividends and Taxable Income

Our primary financial goal is to pay a steady regular dividend to our shareholders. Although there are circumstances under which the Board of Directors may decide that it is in the best interest of Redwood Trust and its shareholders to reduce our regular dividend, our current outlook is that our current regular dividend rate is reasonably sustainable, given our current expectations for cash flow generation and other factors.

We estimate that our taxable income totaled $171 million for 2003. Of the estimated $171 million in total taxable income we earned in 2003, $163 million was REIT taxable income, and $8 million was earned at our taxable REIT subsidiary, Holdings. During 2003, taxable income in the form of net capital gains resulting from the call of some of our residential credit-enhancement securities totaled $47 million. We intend to permanently retain $20 million of our total estimated taxable income at Redwood and Holdings (before applicable federal and state income taxes of $6 million). Retaining earnings and deferring distributions should help support future investments in real estate assets as well as increasing our book value per share.

Dividends to shareholders during 2003 totaled $137 million, approximately $35 million of which represented the distribution of REIT taxable income earned in 2002. Based on our estimates of 2003 REIT taxable income, we will enter 2004 with $49 million of undistributed REIT taxable income which we will pay as dividends to our shareholders during 2004. Our estimates of taxable income are subject to change.

Our income from call activity was long-term capital gain income for tax. During 2003 approximately 34% of our dividends distributed were characterized as a distribution of long-term capital gain income, and the remaining 66% were characterized as a distribution of ordinary income. Our tax-paying shareholders may benefit to the degree they can take advantage of the lower tax rate on capital gains versus ordinary income.

Our taxable income differs from our GAAP income for many reasons. For example, our GAAP income is reduced by credit expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized mark-to-market fluctuations are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax (both in terms of timing and also total expenses over time).

Table 9
Differences Between GAAP Net Income and Estimated Taxable Income
(all dollars in thousands)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
GAAP Net Income Amortization and credit expenses Operating expenses Provision for excise tax Mark-to-market adjustments	$131,713 39,269 5,978 1,203 (7,126)	$53,893 19,998 5,723 959 (3,280)	$30,163 (4,844 4,150 0 666)

Estimated Total Taxable Income (Earnings)/losses from taxable subsidiaries	171,037 (7,653)	77,293 37	30,135 (723)

Estimated REIT taxable income	$163,384	$77,330	$29,412

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Earning Assets

Residential Real Estate Loans — Our residential real estate loan portfolio (which includes loans owned by Sequoia trusts that are consolidated onto our balance sheet) grew from $6.2 billion at the beginning of 2003 to $16.2 billion by December 31, 2003. Of the $16.2 billion of residential real estate loan portfolio at December 31, 2003, $43 million were unsecuritized and the remaining were owned by Sequoia. These unsecuritized residential real estate loans were financed with $39 million of short-term debt at December 31, 2003. Redwood sold this $43 million of unsecuritized loans to Sequoia in 2004 and these loans were securitized. Redwood and Sequoia acquired $11.4 billion of adjustable-rate residential mortgage loans during 2003. During 2003, there were $1.3 billion in principal repayments on this portfolio. We plan to continue to expand our relationships with originators and to expand the types of residential loans we acquire. Redwood plans to continue selling its residential loans to Sequoia, and Sequoia intends to continue securitizing these loans. As a result, the consolidated balance of loans and long-term debt reported on our balance sheet is likely to continue to increase.

Residential Loan Credit-Enhancement Securities — At December 31, 2003 and 2002, we owned residential loan credit-enhancement securities with a carrying value equal to market value totaling $379 million and $352 million, respectively. On December 31, 2003, these securities had a principal (face) value of $624 million, an increase of 12% from the $559 million we owned on December 31, 2002. Of the $624 million principal of these securities reported on our balance sheet at December 31, 2003, $147 million principal of these securities were consolidated onto our balance sheet from bankruptcy-remote securitization trusts (Acacia and Sequoia) in which we retained a subordinated interest.

At December 31, 2003 and 2002, the adjusted cost basis of our residential loan credit-enhancement securities was $299 million and $276 million, respectively. We mark these securities to market on our Consolidated Balance Sheets. The $79 million and $77 million difference between our adjusted cost basis and our carrying value represents net unrealized market value gains at December 31, 2003 and 2002, respectively.

Of the $325 million difference between the principal value and adjusted cost basis of these residential loan credit-enhancement securities at December 31, 2003, we designated $201 million as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), with the remaining $123 million representing a purchase discount to be accreted into income over time.

During 2003, we acquired residential loan credit-enhancement securities with a principal value of $287 million and we experienced principal payments, including calls, of $216 million. We intend to continue to invest in these securities in 2004.

The total loans underlying these residential loan credit-enhancement securities increased from $59 billion on December 31, 2002 to $68 billion on December 31, 2003. Although the loans we credit enhance increased in total, rapid prepayments of these underlying loans throughout 2003 reduced the amount of loans credit-enhanced by each individual security, and thus reduced potential credit risk for each of the securities.

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

During 2003, residential loan credit-enhancement securities with a principal value of $117 million were called, resulting in net realized gains of $57 million. Of the $57 million of net realized gains related to redemptions (calls) of our credit-enhancement securities recognized on our Consolidated Statements of Income during 2003, $39 million had been recognized as unrealized gains in accumulated other comprehensive income in Stockholders’ Equity through December 31, 2002 on our Consolidated Balance Sheet. We expect to realize additional call income in 2004 from the $46 million principal value of residential credit-enhancement securities we owned as of December 31, 2003 that were callable and from other securities that will become callable during 2004. We do not have an accurate way, however, to determine when or if these callable securities will be called.

Commercial Real Estate Loans — Our commercial real estate loan portfolio decreased during 2003 from $29 million at December 31, 2002 to $22 million at December 31, 2003. We structured and acquired six commercial loan subordinated participations totaling $6 million during 2003. We sold a $6 million senior loan participation in one of our commercial whole loans (we accounted for this sale as the issuance of long-term debt). During 2003, we received principal payments totaling $12 million for the payoff of four commercial loans. We plan to continue to invest in more commercial loans and commercial loan participations in the future.

Securities Portfolio — We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, interests in real estate oriented collateralized debt obligations (CDOs), and corporate bonds issued by REITS, in each case primarily rated AA, A, BBB, and BB. We transfer the securities we acquire to Acacia bankruptcy-remote securitization trusts. Acacia issues CDO asset-backed securities to fund the acquisition of these assets. We consolidate Acacia’s assets, and we reflect Acacia’s issuance of CDO asset-backed securities as non-recourse long-term debt on our Consolidated Balance Sheet.

Our consolidated securities portfolio totaled $845 million in carrying value on December 31, 2003, of which $644 million were owned by Acacia securitization trusts. During 2003, we acquired securities totaling $566 million and received payments of principal totaling $54 million; as a result, our consolidated securities portfolio grew significantly from the $336 million of securities we reported on a consolidated basis on December 31, 2002.

Prior to the transfer of our securities to Acacia, we finance our acquisitions of securities with short-term recourse debt (typically through a third-party warehouse agreement). At December 31, 2003, we had $167 million of short-term debt outstanding collateralized by our securities portfolio.

Reserves for Credit Losses and Credit Results

Residential Real Estate Loans — The reserve for credit losses on our residential real estate loans is included as a component of our residential real estate loans on our Consolidated Balance Sheet. The balance of this reserve represents estimated losses as of December 31, 2003 and 2002. Our residential real estate loan reserve balance was 0.10% of the current balance of this portfolio as of December 31, 2003, as compared to 0.13% of the current balance of this portfolio as of December 31, 2002. During 2003, 2002, and 2001, the provision for credit losses recorded on our Consolidated Statements on Income was $8.1 million, $3.3 million, and $0.8 million, respectively. Charge offs recorded in this portfolio totaled $0.1 million, $0.2 million, and $0.4 million during 2003, 2002, and 2001, respectively.

Charge-offs on our residential real estate loan portfolio remained at an annualized rate of less than 1 basis point (0.01%) during 2003. Delinquencies increased from $4.1 million at December 31, 2002 to $5.4 million at December 31, 2003. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.01% of our current loan balances at December 31, 2003. Although our recent credit results were favorable, probable losses exist in the portfolio as of December 31, 2003 and we expect delinquencies and charge-offs of our current residential loans to increase from current levels.

Residential Loan Credit-Enhancement Securities — Credit losses on residential loans that we credit enhance through our ownership of residential loan credit-enhancement securities totaled $4.1 million during 2003. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $68 billion of underlying loans we credit enhanced at December 31, 2003. Some of our residential loan credit-enhancement securities benefit from first or second loss interests held by others (external credit-enhancement). Of the $4.1 million total credit losses to the underlying loans during 2003, $1.0 million were borne by external credit-enhancement while $3.1 million were incurred by us (reducing the principal value of our residential loan credit-enhancement securities by $3.1 million).

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in the underlying portfolio of residential loans that we credit enhance were $146 million at December 31, 2002 and $133 million at December 31, 2003. Delinquencies as a percentage of the residential loans we credit enhance decreased from 0.25% at December 31, 2002 to 0.19% at December 31, 2003. We expect delinquencies and losses for our existing residential loan credit-enhancement securities to increase further from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans.

At December 31, 2003, we had $46 million of external credit-enhancement and $201 million of internally-designated credit protection for this portfolio as compared to $63 million of external credit-enhancement and $225 million of internally-designated credit protection as of December 31, 2002. External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests that are junior to us and are owned by others. The combined balance of external and internally-designated credit protection represented 36 basis points (0.36%) of the $68 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.

Commercial Real Estate Loans —We have been investing in commercial real estate loans since 1998. Our first commercial real estate loan became delinquent in the fourth quarter of 2002. We estimated that the net realizable value of this $1 million face value loan was approximately $650,000 and we wrote down the loan in 2002, anticipating a $350,000 loss. We received a payoff of this loan during the third quarter of 2003 totaling $775,000.

Certain business and economic factors — as well as factors particular to each of our other commercial loans — could cause credit concerns and issues on other loans in our portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held-for-investment or reduce the reported value for commercial loans held-for-sale. During the fourth quarter of 2003, we wrote down the reported value of a commercial loan held-for-sale by $500,000. In addition, we established a credit reserve of $500,000 on a commercial loan classified as held-for-investment. In both cases, the actions were precipitated by vacancies at the underlying properties.

Securities Portfolio — The securities portfolio consists of real estate loan securities including prime residential, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, real estate CDO securities and equity, and corporate debt issued by REITs that own commercial real estate properties. As investors in these generally investment-grade and BB-rated securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of our assets) from some credit-enhancement that the rating agencies require in order to give these securities an investment-grade or BB rating. We have had no credit losses from this portfolio during the year ended December 31, 2003. However, we incurred unrealized market value write downs of $6.1 million on this portfolio during 2003 which are reflected as a component of net unrealized and realized market value gains on the Consolidated Statements of Income. These write downs were primarily due to increased delinquencies of manufactured housing loans underlying manufactured housing securities in this portfolio. The market values of these securities have declined, and their credit ratings have been downgraded.

Short-Term Debt

Short-term debt was $236 million at December 31, 2003 and $100 million at December 31, 2002. These borrowings have maturities of less than one year and interest rates that change monthly based upon a margin over the one-month LIBOR.

Our strategy is to use short-term debt to fund the accumulation of assets prior to the transfer to Sequoia or Acacia for securitization. Our levels of short-term debt vary from quarter to quarter based on the timing of our asset accumulation activities, and the timing of transfer of assets to Sequoia and Acacia. We believe our short-term debt balances are most likely to remain between $0 and $2 billion.

Long-Term Debt

We currently fund our operations with equity and with short-term debt used to temporarily finance assets prior to their transfer to securitization trusts. The long-term debt on our consolidated balance sheet represents obligations that will be repaid exclusively from the cash flows from the assets that have been transferred to the securitization trusts.

We own subordinated interests in Sequoia and Acacia securitization trusts. These entities issue mortgage and asset-backed securities that are obligations of the securitization trust (and are non-recourse to Redwood). We consolidate the securities issued by these trusts onto our balance sheet as long-term debt. Long-term debt consolidated in this manner totaled $16.8 billion at December 31, 2003 and $6.4 billion at December 31, 2002. The majority of the securities that Sequoia and Acacia issue pay a coupon rate that adjusts every month, every three months, or every six months to either one-, three-, or six-month LIBOR plus a margin.

Sequoia trusts issue mortgage-backed securities to finance residential real estate loans. Sequoia had $16.0 billion of mortgage-backed securities outstanding at December 31, 2003 versus $6.1 billion at December 31, 2002. During 2003, Sequoia issued $11.3 billion of mortgage-backed securities.

Acacia trusts issue asset-backed securities of a type known as collateralized debt obligations (“CDO”) to fund their acquisition of real estate securities. Acacia CDO issuance outstanding (principal value) was $840 million and $282 million as of December 31, 2003 and 2002, respectively. Acacia issued $569 million (principal value) of CDO securities during 2003.

Equity Capital

Our common equity base increased 24%, from $447 million at December 31, 2002 to $553 million at December 31, 2003 as a result of $132 million in earnings, $71 million in stock issuance and stock option exercises, a $27 million conversion of preferred stock to common stock in May 2003, and a $13 million net increase in the values of certain assets marked-to-market through our Consolidated Balance Sheet, as offset by $137 million in dividends paid or declared during 2003. We intend to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

Cash Requirements and Sources of Cash

We require cash to fund our investing and operating activities, service our debt, and fund our dividend distributions. Our primary sources of cash are short-term borrowings, the issuance of mortgage-backed securities accounted for as long-term debt, investment proceeds (including principal and interest payments from our real estate loan investments), and the issuance of common stock.

We purchase real estate loan investments with cash sourced from short-term borrowings prior to financing these assets to maturity with long-term non-recourse debt through Sequoia and Acacia bankruptcy-remote securitization trusts. Our sources of short-term borrowings include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings.

After the accumulation period, we finance to maturity our residential real estate loans and certain other real estate securities we have accumulated for Acacia with long-term non-recourse debt by issuing securities through our Sequoia and Acacia securitization trusts. These trusts issue non-recourse mortgage-backed and asset-backed security obligations primarily in a senior/subordinated structure to provide credit-enhancement to the senior security interests in the pool.

Our business depends upon being able to access both the short-term debt market and mortgage-backed and asset-backed securities markets to fund investments in real estate. If these markets are not available in the future, we would only be able to fund new assets to the extent we had equity capital. Our long-term financed assets would not be affected by a lack of liquidity in the debt markets since these assets are financed with securities that are not only non-recourse, but also have payments tied to the related pledged assets. If the securitization markets were not available and financing from short-term debt was not available, assets previously held with short-term debt would have to be sold to the extent we could not finance them with available equity capital.

As required by the governing documents related to each series of securities issuance, the Sequoia and Acacia bond collateral is held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) on the bond collateral and make corresponding principal and interest payments on the securities. These payments are reflected on our Consolidated Statement of Cash Flows under Cash Flows from Financing Activities but are restricted to the payment of securities (accounted for as long-term debt) on a series-by-series basis. Accordingly, such cash flows from one series are not available for payments on any other series or for general corporate purposes. Obligations under our long-term debt are payable solely from the bond collateral and are otherwise non-recourse to Redwood Trust. Typically, cash from the underlying assets is first distributed to the senior securities while any credit losses in the loan pool first reduces the principal of the subordinated interests. At any point in time, a portion of the other assets reported on our Consolidated Balance Sheets includes restricted cash held by securitization trusts to pay holders of Sequoia and Acacia securities.

Off-Balance Sheet Commitments

The majority of our assets are funded with long-term debt issued in securitizations. We consolidate the assets and liabilities of these securitizations and therefore these transactions do not create off balance-sheet commitments.

Our only category of off-balance sheet commitments are the forward purchase commitments we enter into to purchase real estate loan assets. At December 31, 2003, pursuant to the ordinary course of business, we had commitments to purchase $411 million real estate loan investments which settled in January 2004. The fair value remained unchanged from commitment through settlement date.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the risks inherent in our business — including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk — in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor, to the best of our ability, to provide our shareholders a steady regular dividend. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

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

The method that we use to account for future credit losses depends upon the type of asset that we own. For our residential real estate loans, we establish a credit reserve based on an estimate of credit losses by taking credit provisions through our Consolidated Statements of Income. For our residential loan credit-enhancement securities, we designate a portion of the purchased discount as a credit reserve upon the acquisition of such assets. In addition, first loss and other credit-enhancement interests that we do not own (that are junior to our positions) act as a form of external credit protection for us on a specific asset basis for some of our assets; these interests junior to ours absorb credit losses in specific pools of underlying real estate loans before our interest in that pool of loans will experience losses.

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

The establishment of a credit reserve for loans and our credit loss assumptions for securities to calculate long-term yields under the effective yield method under GAAP accounting does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as the underlying loans are charged off. Thus, the timing and recognition of credit losses for GAAP and tax, and for our earnings and our dividends, may differ. An increase in realized credit losses may not affect our GAAP income due to our anticipation of such losses and our credit reserves. They could, however, materially reduce our REIT taxable income and, therefore, our dividend payment obligations. Conversely, our dividend payment obligations may remain high even during periods when future credit losses are expected but have not yet been realized.

Liquidity Risk

Our short-term debt obligations were $236 million at December 31, 2003. These debt obligations were secured by assets accumulated for future transfer to Sequoia and Acacia bankruptcy-remote securitization trusts. The assets securing this debt were high-quality residential real estate loans and investment-grade and BB-rated real estate loan securities.

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

We own interests in securitization trusts (such as Sequoia and Acacia) that issue non-recourse mortgage-backed and asset-backed security obligations. Payments of principal and interest by these trusts to the holders of securities issued by these trusts are not the legal obligation of Redwood Trust. We could lose the entire investment we have made in these trusts, but we will not be required to provide any liquidity in the event of a default of one of these trusts on the trust’s obligations. Furthermore, Redwood has not pledged the interests it has retained in these trusts to secure short-term borrowings. As the seller of assets to these trusts prior to securitization, in some cases we have the obligation under representation and warranty provisions to repurchase assets from the trusts in limited circumstances such as fraud. We have obtained, however, similar representations and warranties from the companies from whom we acquired the assets. As a result, Redwood’s liquidity risk from representations and warranties should be minimal as long as our counterparties meet their obligations. We believe our ownership of interests in these trusts is unlikely to be a source of potential liquidity risk for Redwood.

The table below presents our contractual obligations and commitments as of December 31, 2003, as well as the consolidated obligations of the securitization trusts in which we own an interest. The reported debt appears on our Consolidated Balance Sheet. The operating leases are commitments that are expensed based on the terms of the related contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 10
Contractual Obligations and Commitments as of December 31, 2003
(dollars in thousands)

	Payments Due or Commitment Expiration By Period
		Less than	1-5	After 5
	Total	1 year	years	years
Short-Term Debt	$236,437	$236,437	$—	$—
Long-Term Debt, Residential	16,777,137	—	—	16,777,137
Long-Term Debt, Commercial	5,449	—	5,449	—
Operating Leases	8,083	1,246	3,479	3,358

Note: All of our debt is collateralized by our assets and, although the stated maturity is as shown, the liabilities will pay down as the principal of the associated real estate loans or securities pay down.

At December 31, 2003, we had $58 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 25% of our short-term debt balances. At December 31, 2002, we had $39 million of liquid assets, equaling 39% of our short-term debt balances. The decrease in this ratio in 2003 was primarily the result of the timing of transfers of assets to securitization trusts. In each of these periods we had additional borrowing capacity available on short notice if required to provide additional liquidity. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.

Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

Interest Rate Risk

Our strategy is to maintain an asset/liability posture on a consolidated basis (including assets owned by and the mortgage and asset-backed debt securities issued by securitization trusts) that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or loan prepayment rates. In general, the interest rate characteristics of the mortgage and asset-backed securities issued by consolidated securitization trusts, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those trusts. At December 31, 2003, on a consolidated basis, we reported $16.8 billion of adjustable-rate debt funding adjustable-rate assets and $0.2 billion of fixed/hybrid debt funding a portion of our consolidated fixed/hybrid assets. The remainder of our assets (mostly variable-rate assets, but also some hybrid and fixed-rate assets) were funded with equity.

In the past, as a part of our asset/liability strategy, we maintained a slight mismatch between the interest rate adjustment periods of our consolidated adjustable-rate debt and our consolidated adjustable-rate assets (a portion of the six-month adjustable assets were funded with one-month adjustable debt). We have been progressively reducing the amount of this mismatch. Sequoia has been issuing a greater amount of six-month adjustable mortgage-backed securities in order to better match its assets. We have been increasing our hedging activities with the goal of reducing remaining mismatches on a consolidated basis to a non-material amount. This increase in hedging activities is likely to benefit us as compared to our prior level of hedging should short-term interest rates rise. If short-term interest rates increase, the cost of our hedging activities will likely increase. In a flat or falling short-term interest rate environment, our newly increased hedging activities will likely increase our interest expense as compared to our prior practice.

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

Market Value Risk

At December 31, 2003, we reported on a consolidated basis $1.2 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 50% had adjustable-rate coupons, 21% were hybrid loans, and the remaining 29% had fixed-rate coupons. Market value fluctuations of these assets can affect the value of our stockholders’ equity base.

At December 31, 2003, we reported on a consolidated basis real estate loans totaling $8 million that we account for on a lower-of-cost-or-market basis for purposes of determining earnings. All these assets had adjustable-rate coupons.

Market value fluctuations for our assets can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization. Most of our real estate assets are loans accounted for as held-for-investment and reported at cost. As these loans are generally transferred to Sequoia at securitization, changes in the market value of the loans do not have an impact on our liquidity.

Recently, we have been increasing the amount of interest rate agreements we own. Please see our discussion above under “Interest Rate Risk” and in our Notes to our Consolidated Financial Statements for a more detailed description of our interest rate agreements. Our interest rate agreements are reported at market value, with any periodic changes reported through either our income statement or in our balance sheet. Adverse changes in the market values of our interest rate agreements (which would generally be caused by falling interest rates) may require us to devote additional amounts of cash to margin calls.

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

For our interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of maturity. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2003 was used to project the average coupon rates for each year presented, based on the existing characteristics of our portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance and future prepayment performance consistent with this interest rate scenario; actual prepayment speeds will likely vary significantly from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. The actual amount and timing of credit losses will affect the principal payments and effective rates during all periods.

As discussed throughout this Form 10-K our future earnings are sensitive to a number of factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. In addition, one of the key factors in projecting our income is the reinvestment rate on new assets and there is no reinvestment assumed in this table. The information provided in this table is based on our existing portfolio at December 31, 2003 under one set of assumptions.

QUANTITATIVE INFORMATION ON MARKET RISK

(All Dollars in Thousands)		Principal Amounts Maturing and Effective Rates During Period
INTEREST RATE SENSITIVE ASSETS		2004	2005	2006	2007	2008	Thereafter
Residential Real Estate Loans
Adjustable Rate	Principal Value	3,321,892	3,168,716	2,378,246	1,788,364	1,352,481	4,064,473
	Interest Rate	2.86%	4.08%	5.33%	6.16%	6.84%	6.93%
Hybrid	Principal Value	28,073	2,196	1,658	1,219	899	2,533
	Interest Rate	5.36%	4.46%	5.45%	6.29%	6.97%	7.09%
Residential Loan Credit- Enhancement Securities
Adjustable Rate	Principal Value	5,605	11,805	21,779	28,137	21,178	75,737
	Interest Rate	2.40%	3.63%	4.90%	5.78%	6.47%	6.61%
Hybrid	Principal Value	50,208	26,725	35,994	45,366	34,020	97,229
	Interest Rate	4.61%	4.72%	4.78%	5.02%	5.85%	6.07%
Fixed	Principal Value	17,366	10,527	7,324	8,667	9,454	116,570
	Interest Rate	6.54%	6.64%	6.68%	6.71%	6.75%	6.78%
Commercial Real Estate Loans
Adjustable Rate	Principal Value	8,654	146	13,530	181	199	8,470
	Interest Rate	9.41%	11.00%	9.70%	11.00%	11.00%	11.00%
Securities Portfolio
Adjustable Rate	Principal Value	13,492	39,300	86,512	97,992	54,516	227,173
	Interest Rate	2.95%	4.09%	5.36%	6.20%	6.96%	7.40%
Hybrid	Principal Value	12,200	7,929	10,573	11,897	8,947	25,724
	Interest Rate	4.96%	4.86%	4.93%	5.12%	6.07%	6.91%
Fixed	Principal Value	249	3,682	13,529	13,502	8,867	197,169
	Interest Rate	5.82%	5.83%	5.85%	5.96%	6.01%	5.89%

[Additional columns below]

[Continued from above table, first column(s) repeated]

QUANTITATIVE INFORMATION ON MARKET RISK

		At December 31, 2003
(All Dollars in Thousands)		Principal	Carrying	Fair
INTEREST RATE SENSITIVE ASSETS		Value	Value	Value
Residential Real Estate Loans
Adjustable Rate	Principal Value	16,074,170	16,202,291	16,239,760
	Interest Rate		100.80%	101.03%
Hybrid	Principal Value	36,578	36,869	36,744
	Interest Rate		100.79%	100.45%
Residential Loan Credit- Enhancement Securities
Adjustable Rate	Principal Value	164,241	87,301	87,301
	Interest Rate		53.15%	53.15%
Hybrid	Principal Value	289,543	173,768	173,768
	Interest Rate		60.01%	60.01%
Fixed	Principal Value	169,908	117,658	117,658
	Interest Rate		69.25%	69.25%
Commercial Real Estate Loans
Adjustable Rate	Principal Value	31,180	22,419	22,419
	Interest Rate		71.90%	71.90%
Securities Portfolio
Adjustable Rate	Principal Value	518,984	520,166	520,166
	Interest Rate		100.23%	100.23%
Hybrid	Principal Value	77,270	78,593	78,593
	Interest Rate		101.71%	101.71%
Fixed	Principal Value	236,998	245,955	245,955
	Interest Rate		103.78%	103.78%

QUANTITATIVE INFORMATION ON MARKET RISK

(All Dollars in Thousands)		Principal Amounts Maturing and Effective Rates During Period
INTEREST RATE SENSITIVE LIABILITIES		2004	2005	2006	2007	2008	Thereafter
SHORT-TERM DEBT
Reverse Repurchase Agreements	Principal Value	236,437	—	—	—	—	—
and Bank Warehouse Facilities	Interest Rate	1.98%	N/A	N/A	N/A	N/A	N/A
LONG-TERM DEBT
Variable Rate	Principal Value	3,023,865	3,138,985	2,400,914	1,794,054	1,356,448	4,882,043
	Interest Rate	1.92%	3.23%	4.41%	5.20%	5.83%	5.79%
Hybrid	Principal Value	32,416	N/A	N/A	N/A	N/A	N/A
	Interest Rate	3.46%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal Value	11,074	5,409	3,915	3,370	2,610	5,495
	Interest Rate	5.76%	5.78%	5.77%	5.76%	5.76%	5.76%
Interest Only	Principal Value	N/A	N/A	N/A	N/A	N/A	N/A
	Interest Rate	4.44%	4.44%	4.42%	4.21%	N/A	N/A
INTEREST RATE AGREEMENTS
Interest Rate Cap (Corridor)	Notional Value	357,181	285,744	220,247	172,339	655,419	—
(Purchased/Sold)	Buy Strike Rate	11.20%	11.20%	11.20%	11.20%	11.23%	N/A
	Sold Strike Rate	12.08%	12.08%	12.08%	12.08%	12.11%	N/A
Eurodollar Futures	Notional Value	(800,000)	N/A	N/A	N/A	N/A	N/A
(Sold)	Sale Price	98.62	N/A	N/A	N/A	N/A	N/A
Interest Rate Swaps	Notional Value	6,582,399	10,075	22,362	26,541	36,711	176,142
(Purchased)	Receive Strike Rate	1.24%	2.98%	4.10%	4.85%	5.42%	5.41%
	Pay Strike Rate	1.24%	4.08%	4.05%	3.96%	3.91%	4.03%

[Additional columns below]

[Continued from above table, first column(s) repeated]

QUANTITATIVE INFORMATION ON MARKET RISK

		At December 31, 2003
(All Dollars in Thousands)		Principal	Carrying	Fair
INTEREST RATE SENSITIVE LIABILITIES		Value	Value	Value
SHORT-TERM DEBT
Reverse Repurchase Agreements	Principal Value	236,437	236,437	236,437
and Bank Warehouse Facilities	Interest Rate		100.00%	100.00%
LONG-TERM DEBT
Variable Rate	Principal Value	16,596,311	16,565,630	16,608,698
	Interest Rate		99.82%	100.07%
Hybrid	Principal Value	32,416	31,856	32,524
	Interest Rate		98.27%	100.33%
Fixed Rate	Principal Value	31,873	31,873	31,873
	Interest Rate		100.00%	100.00%
Interest Only	Principal Value	N/A	153,227	131,456
	Interest Rate
INTEREST RATE AGREEMENTS
Interest Rate Cap (Corridor)	Notional Value	1,690,931	170	170
(Purchased/Sold)	Buy Strike Rate
	Sold Strike Rate
Eurodollar Futures	Notional Value	(800,000)	(164)	(164)
(Sold)	Sale Price
Interest Rate Swaps	Notional Value	6,854,230	(1,788)	(1,788)
(Purchased)	Receive Strike Rate
	Pay Strike Rate

*	Interest Rate Agreements which represent mirroring transactions are not included in this table.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the related Notes, together with the Reports of Independent Accountants thereon, are set forth on pages F-1 through F-36 of this Form 10-K and incorporated herein by reference.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer conclude that Redwood’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting. During the period covered by this annual report, there have been no changes in Redwood’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Redwood’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings “Election of Directors” and “Management of the Company.”

Pursuant to Section 303A. of the NYSE Listed Company Manual, the Board of Directors of the Company has adopted (i) Corporate Governance Standards, (ii) a Code of Business Conduct and Ethics applicable to directors, officers and employees of Redwood Trust and (iii) charters for its Audit Committee, Compensation Committee, and Governance and Nominating Committee. The foregoing documents are available on its website at www.redwoodtrust.com and in print at the request of any shareholder.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading “Executive Compensation — Certain Relationships and Related Transactions.”

PART IV

Item 14. PRINCIPAL AUDITORS FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading “Item 2 — Ratification of Independent Public Accountants”.

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

(3)	Exhibits:

Exhibit
Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (a)
3.1.1	Certificate of Amendment of the Charter of Registrant (k)
3.2	Articles Supplementary of the Registrant (a)
3.3	Amended and Restated Bylaws of the Registrant (b)
3.3.1	Amended and Restated Bylaws, amended December 13, 1996 (g)
3.3.2	Amended and Restated Bylaws, amended March 15, 2001 (o)
3.3.3	Amended and Restated Bylaws, amended January 24, 2002 (e)
3.3.4	Amended and Restated Bylaws, amended March 21, 2003 (u)
3.4	Articles Supplementary of the Registrant, dated August 14, 1995 (d)
3.4.1	Articles Supplementary of the Registrant relating to the Class B 9.74% Cumulative Convertible Preferred Stock, filed August 9, 1996 (f)
3.4.2	Articles Supplementary of the Registrant, dated April 7, 2003 (w)
4.2	Specimen Common Stock Certificate (a)
4.3	Specimen Class B 9.74% Cumulative Convertible Preferred Stock Certificate (f)
4.4.1	Indenture dated as of October 1, 1997 between Sequoia Mortgage Trust 2 (a wholly-owned consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, N.A., as Trustee (j)
4.4.3	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (p)
4.4.4	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (i)
4.4.5	Indenture dated as of April 1, 2002 between Sequoia Mortgage Funding Company 2002-A (a wholly-owned consolidated subsidiary of the Registrant) and The Bank of New York, as Trustee (l)
4.4.6	Indenture dated as of May 1, 2002 between Sequoia Mortgage Trust 7 (a wholly-owned consolidated subsidiary of Registrant) and HSBC Bank, USA, as Trustee (q)

Exhibit
Number	Exhibit
9.1	Voting Agreement, dated March 10, 2002 (o)
9.1.1	Amended and Restated Voting Agreement, dated February 21, 2003 (u)
10.10	Employment Agreement, dated August 19, 1994, between the Registrant and George E. Bull (a)
10.10.1	Amended and Restated Employment Agreement, George E. Bull III (v)
10.11	Employment Agreement, dated August 19, 1994, between the Registrant and Douglas B. Hansen (a)
10.11.1	Amended and Restated Employment Agreement, Douglas B. Hansen (v)
10.13.1	Employment Agreement, dated March 13, 2000, between the Registrant and Harold F. Zagunis (m)
10.13.2	Employment Agreement, dated March 23, 2002, between the Registrant and Andrew I. Sirkis (o)
10.13.3	Employment Agreement, dated April 20, 2000, between the Registrant and Brett D. Nicholas (o)
10.14	1994 Amended and Restated Executive and Non-Employee Director Stock Option Plan (c)
10.14.1	1994 Amended and Restated Executive Non-Employee Director Stock Option Plan, amended March 6, 1996 (d)
10.14.2	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended December 13, 1996 (h)
10.14.3	Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended March 4, 1999 (n)
10.14.4	Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended January 18, 2001 (o)
10.14.5	Amended and Restated Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (r)
10.15	2002 Incentive Stock Plan (s)
10.15.1	2002 Incentive Stock Plan, amended through March 4, 2004
10.16	2002 Employee Stock Purchase Plan (s)
10.17	Executive Deferred Compensation Plan (s)
10.17.1	Executive Deferred Compensation Plan, amended through May 8, 2003 (w)
10.18	Forms of Indemnification Agreement for Directors and Executive Officers (x)
10.29.1	Form of Dividend Reinvestment and Stock Purchase Plan (g)
10.29.2	Form of Direct Stock Purchase and Dividend Reinvestment Plan (t)
10.30.2	Office Building Lease, dated [February, 2003].
11.1	Statement re: Computation or Per Share Earnings
21	List of Subsidiaries
23	Consent of Accountants
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-92272) filed by the Registrant with the Securities and Exchange Commission on May 19, 1995.

(b)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-97946) filed by the Registrant with the Securities and Exchange Commission on October 10, 1995.

(c)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (33-94160) filed by the Registrant with the Securities and Exchange Commission on June 30, 1995.

(d)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-02962) filed by the Registrant with the Securities and Exchange Commission on March 26, 1996.

(e)	Incorporated by reference to the Form 10-K filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

(f)	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (333-08363) filed by the Registrant with the Securities and Exchange Commission on July 18, 1996.

(g)	Incorporated by reference to the Registration Statement on Form S-3 (333-18061) filed by the Registrant with the Securities and Exchange Commission on January 2, 1997.

(h)	Incorporated by reference to the correspondingly numbered exhibit to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 1997.

(i)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on May 13, 2002.

(j)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on November 18, 1997.

(k)	Incorporated by reference to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 20, 1998.

(l)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on May 14, 2002.

(m)	Incorporated by reference to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2000.

(n)	Incorporated by reference to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

(o)	Incorporated by reference to the Form 10-K filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

(p)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on November 15, 2001.

(q)	Incorporated by reference to the Form 8-K filed by Sequoia Mortgage Funding Corporation with the Securities and Exchange Commission on June 13, 2002.

(r)	Incorporated by reference to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2002.

(s)	Incorporated by reference to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2002.

(t)	Incorporated by reference to the Registration Statement on Form S-3 (333-98861) filed by the Registrant with the Securities and Exchange Commission on August 28, 2002.

(u)	Incorporated by reference to the Form 10-K filed by the Registrant with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

(v)	Incorporated by reference to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2003.

(w)	Incorporated by reference to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2003.

(x)	Incorporated by reference to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2003.

(b)	Reports on Form 8-K — The Company filed the following reports on Form 8-K during the fourth quarter of 2003:

Date	Items
10/24/03	Item 7(c) Exhibit (earnings press release) Item 12 Results of Operation and Financial Condition
11/20/03	Item 7(c) Exhibit (supplemental financial information) Item 12 Results of Operation and Financial Condition

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Dated: March 4, 2004	By:	/s/ George E. Bull
George E. Bull
Chairman and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George E. Bull	George E. Bull Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2004

/s/ Douglas B. Hansen	Douglas B. Hansen Director, President	March 4, 2004

/s/ Harold F. Zagunis	Harold F. Zagunis Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)	March 4, 2004

/s/ Michael S. Churchill	Michael S. Churchill Vice President, Controller (Principal Accounting Officer)	March 4, 2004

/s/ Richard D. Baum	Richard D. Baum Director	March 4, 2004

/s/ Thomas C. Brown	Thomas C. Brown Director	March 4, 2004

/s/ Mariann Byerwalter	Mariann Byerwalter Director	March 4, 2004

/s/ Greg H. Kubicek	Greg H. Kubicek Director	March 4, 2004

/s/ Charles J. Toeniskoetter	Charles J. Toeniskoetter Director	March 4, 2004

/s/ David L. Tyler	David L. Tyler Director	March 4, 2004

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT AUDITORS
For Inclusion in Form 10-K
Annual Report Filed with
Securities and Exchange Commission
December 31, 2003

REDWOOD TRUST, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2003	2002
ASSETS
Residential real estate loans	$16,239,160	$6,215,179
Residential loan credit-enhancement securities	378,727	352,479
Commercial real estate loans	22,419	29,270
Securities portfolio	844,714	335,697
Cash and cash equivalents	58,467	39,169

Total earning assets	17,543,487	6,971,794
Restricted cash	21,957	11,755
Accrued interest receivable	39,706	19,087
Principal receivable	13,743	1,214
Other assets	7,877	3,922

Total Assets	$17,626,770	$7,007,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$236,437	$99,714
Long-term debt, net	16,782,586	6,397,020
Accrued interest payable	16,556	5,267
Accrued expenses and other liabilities	25,472	19,768
Dividends payable	12,391	12,970

Total Liabilities	17,073,442	6,534,739

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; Class B 9.74% Cumulative Convertible, 0 and 902,068 shares authorized, issued, and outstanding ($0 and $28,645 aggregate liquidation preference)	—	26,517
Common stock, par value $0.01 per share; 50,000,000 and 49,097,932 shares authorized; 19,062,983 and 16,277,285 issued and outstanding	191	163
Additional paid-in capital	517,826	418,701
Accumulated other comprehensive income	82,179	69,146
Cumulative earnings	248,972	116,578
Cumulative distributions to stockholders	(295,840)	(158,072)

Total Stockholders’ Equity	553,328	473,033

Total Liabilities and Stockholders’ Equity	$17,626,770	$7,007,772

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2003	2002	2001
Interest Income
Residential real estate loans	$244,124	$98,745	$65,779
Residential loan credit-enhancement securities	68,091	37,427	16,683
Commercial real estate loans	3,459	5,000	7,480
Securities portfolio	23,530	24,404	54,257
Cash and cash equivalents	418	948	1,107

Interest income before provision for credit losses	339,622	166,524	145,306
Provision for credit losses	(8,646)	(3,308)	(767)
Total interest income	330,976	163,216	144,539
Interest Expense
Short-term debt	(7,038)	(20,312)	(40,401)
Long-term debt	(195,823)	(71,393)	(57,668)

Total interest expense	(202,861)	(91,705)	(98,069)
Net Interest Income	128,115	71,511	46,470
Operating expenses	(36,895)	(20,005)	(12,747)
Net unrealized and realized market value gains	46,676	5,111	1,532

Net income before provision for income taxes	137,896	56,617	35,255
Provision for income taxes	(5,502)	—	—

Net Income before change in accounting principle	132,394	56,617	35,255
Cumulative effect of adopting EITF 99-20	—	—	(2,368)

Net Income	132,394	56,617	32,887
Dividends on Class B preferred stock	(681)	(2,724)	(2,724)

Net Income Available to Common Stockholders	$131,713	$53,893	$30,163

Earnings Per Share:
Basic Earnings Per Share:
Net income before change in accounting principle	$7.42	$3.55	$3.20
Cumulative effect of adopting EITF 99-20	—	—	(0.23)

Net income available to common stockholders	$7.42	$3.55	$2.97
Diluted Earnings Per Share:
Net income before change in accounting principle	$7.09	$3.44	$3.11
Cumulative effect of adopting EITF 99-20	—	—	(0.23)

Net income available to common stockholders	$7.09	$3.44	$2.88
Dividends declared per common share	$7.350	$2.885	$2.550
Dividends declared per preferred share	$0.755	$3.020	$3.020
Weighted average shares of common stock and common stock equivalents:
Basic	17,759,346	15,177,449	10,163,581
Diluted	18,586,649	15,658,623	10,474,764

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net income available to common stockholders before preferred dividend	$132,394	$56,617	$32,887
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	45,992	69,417	(743)
Reclassification adjustment for net (gains) losses included in net income	(35,621)	110	3,533
Net unrealized gains (losses) on cash flow hedges	532	(3,082)	—
Reclassification of net realized cash flow hedge losses to long-term interest expense	2,130	—	—

Other comprehensive income	13,033	66,445	2,790

Comprehensive income before preferred dividend	145,427	123,062	35,677
Dividends on Class B preferred stock	(681)	(2,724)	(2,724)

Comprehensive Income	$144,746	$120,338	$32,953

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class B
	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Cumulative	Cumulative Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
December 31, 2000	902,068	$26,517	8,809,500	$88	$242,522	$(89)	$27,074	$(80,448)	$215,664

Comprehensive income:
Net income	—	—	—	—	—	—	32,887	—	32,887
Reclassification adjustment due to adoption Of EITF 99-20	—	—	—	—	—	2,368	—	—	2,368
Net unrealized gain on assets Available-for-sale	—	—	—	—	—	422	—	—	422

Total comprehensive income before preferred dividend									35,677
Issuance of common stock	—	—	3,852,249	39	86,146	—	—	—	86,185
Dividends declared:
Preferred	—	—	—	—	—	—	—	(2,724)	(2,724)
Common	—	—	—	—	—	—	—	(27,029)	(27,029)

December 31, 2001	902,068	$26,517	12,661,749	$127	$328,668	$2,701	$59,961	$(110,201)	$307,773

Comprehensive income:
Net income	—	—	—	—	—	—	56,617	—	56,617
Net unrealized gain on assets Available-for-sale	—	—	—	—	—	69,527	—	—	69,527
Net unrealized loss on interest rate agreements	—	—	—	—	—	(3,082)	—	—	(3,082)

Total comprehensive income before preferred dividend									123,062
Issuance of common stock	—	—	3,615,536	36	90,033	—	—	—	90,069
Dividends declared:
Preferred	—	—	—	—	—	—	—	(2,724)	(2,724)
Common	—	—	—	—	—	—	—	(45,147)	(45,147)

December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	$(158,072)	$473,033

Comprehensive income:
Net income	—	—	—	—	—	—	132,394	—	132,394
Net unrealized loss on assets Available-for-sale	—	—	—	—	—	10,371	—	—	10,371
Net unrealized gain on interest rate agreements	—	—	—	—	—	2,662	—	—	2,662

Total comprehensive income before preferred dividend									145,427
Issuance of common stock	—	—	1,883,630	19	72,617	—	—	—	72,636
Conversion of preferred stock	(902,068)	(26,517)	902,068	9	26,508	—	—	—	—
Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(137,087)	(137,087)

December 31, 2003	—	$—	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$132,394	$56,617	$32,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	(12,375)	9,960	11,226
Provision for credit losses	8,646	3,308	768
Non-cash stock compensation	457	159	401
Net unrealized and realized market value gains	(46,676)	(5,111)	(1,532)
Cumulative effect of adopting EITF 99-20	—	—	2,368
Net sales (purchases) of real estate loans held-for-sale	1,379	(1,558,104)	(672,192)
Principal payments on real estate loans held-for-sale	440	14,876	11,384
Net sales (purchases) of real estate securities trading	—	278,369	(61,294)
Principal payments on real estate securities trading	—	135,875	302,176
Net purchases of interest rate agreements	(2,921)	(3,609)	(664)
Net change in:
Accrued interest receivable	(20,619)	(5,358)	2,068
Principal receivable	(12,529)	6,609	163
Other assets	(1,987)	(3,232)	1,046
Accrued interest payable	11,289	2,698	(3,088)
Accrued expenses and other liabilities	11,740	9,531	2,318

Net cash provided by (used in) operating activities	69,238	(1,057,412)	(371,966)

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(11,407,808)	(3,694,188)	—
Proceeds from sales of real estate loans held-for-investment	73,137	44,811	4,313
Principal payments on real estate loans held-for-investment	1,277,615	459,256	330,178
Purchases of real estate securities available-for-sale	(714,633)	(386,444)	(313,757)
Proceeds from sales of real estate securities available-for-sale	5,299	145,268	33,070
Principal payments on real estate securities available-for-sale	269,986	95,703	10,534
Net (increase) decrease in restricted cash	(10,202)	(8,356)	1,841

Net cash (used in) provided by investing activities	(10,506,606)	(3,343,950)	66,179

Cash Flows From Financing Activities:
Net borrowings (repayments) on short-term debt	136,723	(697,097)	22,389
Proceeds from issuance of long-term debt	11,859,420	5,593,172	525,190
Repayments on long-term debt	(1,467,929)	(511,258)	(307,999)
Net proceeds from issuance of common stock	66,800	89,863	85,785
Dividends paid	(138,348)	(43,179)	(26,031)

Net cash provided by financing activities	10,456,666	4,431,501	299,334

Net increase (decrease) in cash and cash equivalents	19,298	30,139	(6,453)
Cash and cash equivalents at beginning of period	39,169	9,030	15,483

Cash and cash equivalents at end of period	$58,467	$39,169	$9,030

Supplemental disclosure of cash flow information:
Cash paid for interest	$191,572	$89,007	$100,919
Cash paid for taxes	$7,006	$—	$—
Non-cash financing activity:
Dividends declared but not paid	$12,391	$12,970	$8,278

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
 The December 31, 2003 and 2002 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1 LTD, Acacia CDO 2 LTD, Acacia CDO 3 LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD, Acacia CDO 2, LTD, and Acacia CDO 3, LTD. References to the REIT mean Redwood Trust exclusive of its taxable subsidiaries.

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

All significant intercompany balances and transactions with Sequoia, Acacia, and Holdings have been eliminated in the consolidation of Redwood Trust as of December 31, 2003 and 2002. Certain amounts for prior periods have been reclassified to conform to the December 31, 2003 and 2002 presentation.

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

Reserves for Credit Losses. We establish and maintain credit reserves for estimated credit losses in our residential and commercial held-for-investment real estate loan portfolios. The reserves consist of a component for individual loan impairment and one or more components of collective impairment. Impairment exists when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The credit reserves are based upon our assessment of various factors affecting the credit quality of our assets. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The reserve for credit losses on our real estate loans is established by taking credit provisions through our Consolidated Statements of Income. Summary information regarding the reserve for credit losses on real estate loans is presented in Note 4. In addition to reserves for credit losses established for our real estate loan portfolios, we also estimate credit protection levels for certain assets purchased at discounts related to credit quality. Our residential loan credit-enhancement securities represent subordinated interests in pools of high-quality jumbo residential real estate loans. These securities are generally rated below investment-grade and, as a result, are typically purchased at a deep discount. A portion of the purchase discount is considered a designated form of credit protection while the remaining component of the purchase discount is accreted as interest income under the effective yield method.

Recognition of Interest Income and Impairment on Investments in Beneficial Interests. Our investment in residential loan credit-enhancement securities and certain investments in our securities portfolio are investments in beneficial interests. We generally purchase these assets at discounts and accrete the discounts into income using the effective yield method — a method that estimates a constant effective yield over the effective life of each security. To apply the effective yield method we calculate a yield of each beneficial interest by estimating the cash flows attributable to each beneficial interest. If the estimated future cash flows change, then we recalculate the yield and adjust the periodic accretion recognized as income prospectively. In addition, if a decline in cash flows is not from a temporary condition and the fair value of the beneficial interest declines to below its carrying amount, we record a mark-to-market loss under net unrealized and realized market value gains on our Consolidated Statements of Income. Beneficial interests are included as part of our securities available-for-sale on our Consolidated Balance Sheets.

The provisions of Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) became effective January 1, 2001. At that date, the Company’s projections of cash flows on certain of its residential credit-enhancement securities were less than the cash flows anticipated at acquisition and the fair value had declined below the carrying value. Accordingly, the Company recorded a $2.4 million charge through the Consolidated Statements of Income at that time as a cumulative effect of a change in accounting principle.

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

A significant portion of our liabilities represents non-recourse long-term debt; our measure of long-term debt consists entirely of mortgage-backed securities issued by bankruptcy-remote securitization trusts. The owners of these securities have no recourse to us and must look only to the assets of the securitization trust for repayment.

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

Residential and Commercial Real Estate Loans: Held-for-Investment
Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of our Sequoia loans that are pledged or subordinated to support our long-term debt are classified as held-for-investment. Commercial real estate loans for which we have secured financing through the term of the loan or we otherwise have the intent and the ability to hold to maturity are classified as held-for-investment. While we generally do not sell real estate loans as part of our normal business operations, real estate loans classified as held-for-investment may be sold from time to time, especially subsequent to a call of Sequoia long-term debt.

Residential and Commercial Real Estate Loans: Held-for-Sale
Real estate loans held-for-sale (residential and commercial) are carried at the lower of original cost or market value. Any lower of cost or market adjustments on these loans are recognized in net unrealized and realized market value gains on our Consolidated Statements of Income. Real estate owned (REO) assets are included in real estate loans held-for-sale.

Securities: Available-for-Sale
 Securities available-for-sale are carried at their estimated fair value. Cumulative unrealized gains and losses are classified as accumulated other comprehensive income in Stockholders’ Equity. Unrealized losses on these securities are reported as a component of net unrealized and realized market value gains in our Consolidated Statements of Income if the decline in value is considered to represent a permanent impairment.

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

Taxes
 We have elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (exclusive of undistributed taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. In 2003, we retained approximately 10% of our ordinary REIT taxable income and paid corporate income taxes on this retained income while continuing to maintain our REIT status. Accordingly, we have recorded a provision for income taxes based upon our estimated current liability for Federal and state income tax purposes in our Consolidated Statements of Income. In prior years, no income tax provision was necessary at the REIT as we distributed 100% of our REIT taxable income. Given our ability and historical practice (through 2002) to distribute 100% of our REIT taxable income, no provision for deferred taxes has been recorded as there is no assurance that there will be taxable income available in future periods to realize net deductible temporary differences.

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to shareholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the shareholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2003, which were paid in January 2004, are considered taxable income to stockholders in 2003 (the year declared).

The taxable income of Holdings and its subsidiaries is not included in REIT taxable income and is subject to state and Federal income taxes at the applicable statutory rates. Holdings provides for any deferred income taxes to reflect estimated future tax effects. Deferred income taxes, to the extent they exist, reflect estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. See Note 8 for further discussion on income taxes at Holdings.

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its REIT taxable income in the calendar year plus 100% of the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. Given our current plans for the timing of the distribution of year 2003 REIT taxable income in 2004, our dividend distributions declared before calendar year-end and distributed on or before January 31, 2004 were less than 85% of REIT taxable income for the 2003 calendar year and the prior year’s undistributed REIT taxable income. Therefore, we incurred a 4% excise tax provision on the shortfall. Accordingly, we have made a provision for excise tax in our Consolidated Statements of Income (See Note 8).

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

The following table provides reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

(in thousands, except share data)	Years Ended December 31,
	2003	2002	2001
Numerator:
Numerator for basic and diluted earnings per share:
Net income before Change in accounting principle	$132,394	$56,617	$35,255
Cash dividends on Class B preferred stock	(681)	(2,724)	(2,724)

Net income before change in accounting principle	131,713	53,893	32,531
Cumulative effect of adopting EITF 99-20	—	—	(2,368)

Basic and Diluted EPS — Net income available to common stockholders	$131,713	$53,893	$30,163

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	17,759,346	15,177,449	10,163,581
Net effect of dilutive stock options	827,303	481,174	311,183

Denominator for diluted earnings per share	18,586,649	15,658,623	10,474,764

Basic Earnings Per Share:
Net income before change in accounting principle	$7.42	$3.55	$3.20
Cumulative effect of adopting EITF 99-20	—	—	(0.23)

Net income per share	$7.42	$3.55	$2.97

Diluted Earnings Per Share:
Net income before change in accounting principle	$7.09	$3.44	$3.11
Cumulative effect of adopting EITF 99-20	—	—	(0.23)

Net income per share	$7.09	$3.44	$2.88

For the years ended December 31, 2003, 2002 and 2001, the number of common equivalent shares issued by Redwood Trust that were anti-dilutive totaled 112,250, 406,816, and 412,001, respectively.

Comprehensive Income
 Current period net unrealized gains and losses on assets available-for-sale and current period net unrealized gains and losses on interest rate agreements are reported as a component of comprehensive income on our Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as accumulated other comprehensive income in Stockholders’ Equity. As of December 31, 2003 and 2002, accumulated other comprehensive income consisted of net unrealized gains and losses on both real estate loan securities available-for-sale and derivatives classified as cash flow hedges. In prior years, the only component of accumulated other comprehensive income was net unrealized gains and losses on real estate loan securities available-for-sale.

Stock-Based Compensation
 As of December 31, 2003 and 2002, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 123 Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. Through the adoption of this pronouncement, all stock-based compensation awards issued in 2003 and future awards are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

We continue to account for all stock-based compensation awards issued prior to 2003 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions, when we grant stock-based compensation awards we do not include any stock-based employee compensation cost in net income as awards granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation awards.

(in thousands, except share data)	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$131,713	$53,893	$30,163
Add: Dividend equivalent right operating expenses under APB 25	12,392	7,248	3,436
Add: Variable stock option operating expenses under APB 25	5,651	665	911
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,390)	(1,577)	(2,184)

Pro forma net income	$148,366	$60,229	$32,326

Earnings per share:
Basic—as reported	$7.42	$3.55	$2.97
Basic—pro forma	$8.35	$3.97	$3.18
Diluted—as reported	$7.09	$3.44	$2.88
Diluted—pro forma	$7.98	$3.85	$3.09

For purposes of determining option fair values for use in the above table, the values are based on the Black-Scholes option pricing model as of the various grant dates using the following principal assumptions: expected option life of five years, expected stock price volatility of 22%, risk free rates of return based on the five-year Treasury rate at the date of grant, and a dividend yield of zero. The Company does not estimate future forfeitures when reporting option expense under SFAS No. 123. The Company adjusts future stock option expense once forfeitures occur. The actual value, if any, which the option recipient will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

Recent Accounting Pronouncements
 In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity (VIE) and when a company should include in its financial statements the assets, liabilities, and activities of a VIE. Under FIN 46, a company must consolidate a VIE when it is considered to be its primary beneficiary. The primary beneficiary is the entity that will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk.

Our principal business activity involves issuing various series of non-recourse long-term debt collateralized by residential and commercial real estate loans and mortgage-backed securities. The collateral specific to each long-term debt series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Historically we have consolidated the assets, liabilities, and activities of these transactions under pre-existing GAAP. Under FIN 46, these interests may be deemed VIEs and we may be considered the primary beneficiary. Regardless, our involvement remains unchanged, as does our accounting treatment. In addition, we consolidate our interest in a warehouse agreement where we are acquiring assets prior to securitization. We disclose our interests in VIEs under FIN 46 throughout these financial statements and footnotes.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). This statement provides for more consistent financial reporting by requiring contracts with comparable characteristics to be accounted for similarly with respect to the scope of SFAS 133. This statement provides guidance on when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. This statement is effective for contracts entered into or modified after June 30, 2003 and applies to certain purchase commitments, including contractual commitments to purchase loans. As of December 31, 2003, we had outstanding commitments to purchase adjustable-rate residential real estate loans. These purchase commitments were settled in January 2004 and we did not incur any net unrealized gains (losses) on these purchase commitments with respect to FAS 149.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). This statement requires the issuers of financial instruments to classify certain instruments as liabilities that have characteristics of both liabilities and equity. Instruments subject to FAS 150 include mandatorily redeemable shares and instruments that embody an obligation to repurchase an issuer’s equity shares and that may require the issuer to settle the obligation through the transfer of assets. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred, for an indefinite period, certain provisions of FAS 150 relating to the classification and measurement of mandatorily redeemable non-controlling interests. We believe we do not have any such interests. The remaining provisions of SFAS 150 did not impact our financial position or results of operations.

NOTE 3. EARNING ASSETS

As of December 31, 2003 and 2002, our earning assets generally consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual) adjustments. The original maturity of the majority of our residential real estate loans and residential and commercial real estate securities is twenty-five to thirty years. The original maturity of our commercial real estate loans is from two to ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.

For the years ended December 31, 2003, 2002, and 2001 the average balance of earning assets was $10.9 billion, $3.9 billion, and $2.2 billion, respectively.

As of December 31, 2003 and 2002, earning assets consisted of the following:

Residential Real Estate Loans

	December 31, 2003			December 31, 2002
(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total
Current Face	$—	$16,110,748	$16,110,748	$918	$6,189,756	$6,190,674
Unamortized Discount	—	—	—	(13)	—	(13)
Unamortized Premium	—	144,748	144,748	1	32,788	32,789

Amortized Cost	—	16,255,496	16,255,496	906	6,222,544	6,223,450
Reserve for Credit Losses	—	(16,336)	(16,336)	—	(8,271)	(8,271)

Carrying Value	$—	$16,239,160	$16,239,160	$906	$6,214,273	$6,215,179

We acquire residential real estate loans from third party originators for securitization under the Sequoia program. These loans are transferred to securitization trusts and are the primary source of collateral for the non-recourse long-term debt on our Consolidated Balance Sheets. For the years ended December 31, 2003, 2002, and 2001, we acquired $11.4 billion, $5.3 billion and $0.7 billion, respectively, of residential real estate loans in pools and bulk purchase transactions. Principal paydowns on our residential real estate loans for the years ended December 31, 2003, 2002, and 2001 totaled $1.3 billion, $0.5 billion and $0.3 billion, respectively. As of December 31, 2003 and 2002, unsecuritized residential real estate loans with a net carrying value of $43 million and $103 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties. These assets are financed with short-term borrowings prior to securitization through our Sequoia program. As of December 31, 2003 and 2002, residential real estate loans with a net carrying value of $16.2 billion and $6.2 billion, respectively, were pledged as collateral for long-term debt through our Sequoia program.

The following tables provide detail on the Company’s Residential Real Estate Loans at December 31, 2003 and 2002.

				December 31, 2003
				(all dollars in thousands)
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face
1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	1.13% – 4.13%	2021-2033	$3,761,860	$3,791,844	$1,734
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	1.13% – 4.75%	2016-2033	12,311,834	12,409,966	3,685
1st Lien Adjustable Rate Residential Real Estate Loans	3 Year Hybrid/6 Month LIBOR	4.75% – 6.5%	2031-2032	37,054	37,350	—

				$16,110,748	$16,239,160	$5,419

				December 31, 2002
				(all dollars in thousands)
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face
1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	1.6% – 5.0%	2016-2035	$1,737,979	$1,744,859	$991
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	1.6% – 5.5%	2016-2035	4,283,178	4,300,132	2,196
1st Lien Adjustable Rate Residential Real Estate Loans	1 Year CMT	4.0% – 7.8%	2016-2030	79,309	79,623	940
1st Lien Adjustable Rate Residential Real Estate Loans	3 Year Hybrid/6 Month LIBOR	4.5% – 6.5%	2031-2035	90,208	90,565	—

				$6,190,674	$6,215,179	$4,127

The following table provides detail of the activity of the Company’s Residential Real Estate Loan portfolio for the years ended December 31, 2003 and 2002.

(in thousands)	2003	2002
Residential Real Estate Loans at beginning of year	$6,215,179	$1,474,862
Acquisitions	11,401,367	5,255,593
Sales Proceeds	(73,742)	(49,643)
Principal Payments	(1,266,702)	(451,317)
Amortization Premium	(29,615)	(11,988)
Credit Provisions	(8,146)	(3,308)
Net Charge-Offs	81	236
Net unrealized and realized market value gains	738	744

Residential Real Estate Loans at end of year	$16,239,160	$6,215,179

As of December 31, 2003 and 2002, the Company’s Residential Real Estate Loans were located in the following areas in the United States.

Geographic Concentration	December 31, 2003	December 31, 2002
Northern California	13%	13%
Southern California	12%	12%
Florida	11%	11%
New York	6%	6%
Georgia	5%	6%
New Jersey	5%	5%
Illinois	4%	4%
Texas	4%	4%
Arizona	4%	3%
Colorado	4%	3%
North Carolina	3%	3%
Other States (none greater than 3%)	29%	30%

Total	100%	100%

Residential Loan Credit-Enhancement Securities

	December 31, 2003	December 31, 2002
	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current Face	$623,692	$559,186
Unamortized Discount	(123,329)	(58,578)
Portion Of Discount Designated As A Credit Reserve	(200,970)	(224,891)

Amortized Cost	299,393	275,717
Gross Unrealized Gains	83,993	79,867
Gross Unrealized Losses	(4,659)	(3,105)

Carrying Value	$378,727	$352,479

We credit enhance pools of high-quality jumbo residential real estate loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. We therefore commit capital that partially “credit enhances” a securitized pool of residential real estate loans. For the years ended December 31, 2003, 2002, and 2001, we acquired $149 million, $127 million and $126 million, respectively, in carrying value of residential loan credit-enhancement securities. Principal paydowns for the years ended December 31, 2003, 2002 and 2001 totaled $216 million, $43 million and $9 million, respectively. Of the $216 million of principal paydowns in 2003, $117 million represented calls of the security issues in accordance with the original issue provisions of the individual securitization trusts.

Our residential loan credit-enhancement securities are first loss, second loss, and third loss securities. First loss securities are generally allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a maximum of the principal amount of the first loss security. First loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to our second and third loss securities provide our interests with some protection from losses, as they serve as external credit enhancement. Our residential loan credit-enhancement securities provided some level of credit enhancement on $68 billion and $59 billion of residential real estate loans securitized by third parties as of December 31, 2003 and 2002, respectively.

When we purchase residential loan credit-enhancement securities, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount designated to be amortized into income using the effective yield method based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates. The designated credit protection is specific to each residential loan credit-enhancement security. If estimated future credit losses exceed our prior expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward or we may take a mark-to-market earnings charge to write down our investment in the security to current market value to reflect permanent impairment. If estimated future credit losses are less than our prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For the years ended December 31, 2003, 2002, and 2001 we recognized market value losses of $1.5 million, $1.2 million, and $2.4 million, respectively, on our Consolidated Statements of Income from our residential loan credit-enhancement securities to reflect permanent impairment.

Our residential loan credit-enhancement securities are classified as available-for-sale and are carried at their estimated fair value. Gross unrealized gains and losses represent the differences between the net amortized cost and the fair value of the individual securities. At December 31, 2003 and 2002, gross unrealized gains were $84.0 million and $80.0 million, respectively. At December 31, 2003 and 2002, gross unrealized losses were $4.7 million and $3.1 million, respectively. The gross unrealized losses at December 31, 2003 and 2002 represented temporary declines in market value that were not considered to be permanent. Of the gross unrealized losses of $3.1 million at December 31, 2002, $1.3 million was recognized as permanent impairment on the Consolidated Statements of Income in 2003. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

As of December 31, 2003, $39 million of residential loan credit-enhancement securities were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2002, no residential loan credit-enhancement securities were pledged as collateral under short-term borrowing arrangements to third parties. As of December 31, 2003 and 2002, residential loan credit-enhancement securities with a net carrying value of $128 million and $167 million, respectively, were pledged as collateral under long-term securitizations (see Note 7).

Commercial Real Estate Loans

	December 31, 2003			December 31, 2002
(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total
Current Face	$8,527	$22,653	$31,180	$19,139	$11,111	$30,250
Unamortized Discount	(721)	(7,540)	(8,261)	(897)	(83)	(980)
Reserve for Credit Losses	—	(500)	(500)	—	—	—

Carrying Value	$7,806	$14,613	$22,419	$18,242	$11,028	$29,270

Commercial real estate loans represent first lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment represent junior participations in first lien interests where we provide credit enhancement to a senior interest. Commercial real estate loans held-for-sale represent first lien interests in commercial properties where we have sole interest. For the years ended December 31, 2003 and 2002, we acquired $6.4 million and $1.5 million, respectively, of commercial real estate loans. Principal paydowns for the years ended December 31, 2003 and 2002 were $12 million and $23 million, respectively. As of December 31, 2003 and 2002, no commercial real estate loans were pledged as collateral under short-term borrowing arrangements to third parties. During the fourth quarter of 2003, we established a credit reserve on a commercial loan classified as held-for-investment for $500,000 due to vacancies at the underlying property. As of December 31, 2003 and 2002, commercial real estate loans held-for-investment with a net carrying value of $9 million and $10 million, respectively, were pledged as collateral under long-term borrowing arrangements to third parties (see Note 7).

The following tables provide detail on the Company’s Commercial Real Estate Loans as of December 31, 2003 and 2002.

				December 31, 2003
				(all dollars in thousands)
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face
1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR, with interest rate floor	7.00% — 9.25%	2004 - 2006	$5,651	$5,573	—
1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR	7.5%	2004	10,168	2,958	—
1st Lien Adjustable Rate Commercial Real Estate Loans	6 Month LIBOR, with interest rate floor	9.5% — 11%	2004 - 2009	15,361	13,888	—

				$31,180	$22,419	—

				December 31, 2002
				(all dollars in thousands)
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face
1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR, with interest rate floor	9.3% — 10.8%	2003	$3,510	$3,098	$1,039
1st Lien Adjustable Rate Commercial Real Estate Loans	3 Month LIBOR, with interest rate floor	9.5%	2003	9,745	9,662	—
1st Lien Adjustable Rate Commercial Real Estate Loans	6 Month LIBOR, with interest rate floor	9.5%	2004	6,227	6,024	—
1st Lien Adjustable Rate Commercial Real Estate Loans	Hybrid/6 Month LIBOR	11%	2009	9,402	9,120	—
1st Lien Fixed Rate Commercial Real Estate Loans	Fixed	9.1% — 9.5%	2004	1,366	1,366	—

				$30,250	$29,270	$1,039

The following table provides detail of the activity of the Company’s Commercial Real Estate Loan portfolio for the years ended December 31, 2003 and 2002.

(in thousands)	2003	2002
Commercial Real Estate Loans at beginning of year	$29,270	$51,084
Acquisitions	6,442	1,529
Principal Payments	(12,167)	(23,048)
Amortization Premium	(258)	52
Credit Provision	(500)	—
Net unrealized and realized market value losses	(368)	(347)

Commercial Real Estate Loans at end of year	$22,419	$29,270

As of December 31, 2003 and 2002, the Company’s commercial real estate loans were located in the following areas in the United States.

Geographic Concentration	December 31, 2003	December 31, 2002
California	65%	36%
Kansas	24%	21%
Texas	11%	10%
New Jersey	—	33%

Total	100%	100%

Securities Portfolio

	December 31, 2003	December 31, 2002
	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current Face	$833,252	$339,095
Unamortized Discount	(16,946)	(5,385)
Unamortized Premium	25,142	6,523

Amortized Cost	841,448	340,233
Gross Unrealized Gains	9,420	1,520
Gross Unrealized Losses	(6,154)	(6,056)

Carrying Value	$844,714	$335,697

Securities portfolio assets represent investment-grade security interests in prime residential, sub-prime residential, commercial, second lien residential, and corporate REIT debt securities. For the years ended December 31, 2003 and 2002, acquisitions in our securities portfolio totaled $566 million and $303 million, respectively. Principal paydowns in our securities portfolio totaled $54 million and $188 million, respectively, for the years ended December 31, 2003 and 2002. For the year ended December 31, 2003, we incurred unrealized market value write downs of $6.1 million from our securities portfolio through our Consolidated Statements of Income. These write downs were primarily due to increased delinquencies of underlying manufactured housing loans and downgrades of underlying manufactured housing securities in this portfolio. For the years ended December 31, 2002 and 2001, we recognized net realized market value gains of $7.0 million and $1.8 million, respectively, from our securities portfolio through our Consolidated Statements of Income, primarily due to sales of securities in this portfolio.

Our securities portfolio securities are classified as available-for-sale and are carried at their estimated fair value. Gross unrealized gains and losses represent the differences between the net amortized cost and the fair value of the individual securities. At December 31, 2003 and 2002, gross unrealized gains were $9.4 million and $1.5 million, respectively. At both December 31, 2003 and 2002, gross unrealized losses were $6.1 million. The gross unrealized losses at December 31, 2003 and 2002 represented temporary declines in market value that were not considered to be permanent. Of the gross unrealized losses of $6.1 million at December 31, 2002, $1.6 million was recognized as permanent impairment on the

Consolidated Statements of Income in 2003 due to increased delinquencies of manufactured housing loans of underlying manufactured housing securities and credit rating downgrades of these securities. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

As of December 31, 2003, securities portfolio assets with a net carrying value of $59 million were pledged as collateral under a warehouse agreement (see Note 6). As of December 31, 2002, no securities portfolio assets were pledged as collateral under a warehouse agreement. As of December 31, 2003 and December 31, 2002, securities portfolio assets with a net carrying value of $736 million and $285 million, respectively, were pledged as collateral under long-term securitizations (see Note 7).

NOTE 4. RESERVES FOR CREDIT LOSSES

We provide for credit losses on our residential and commercial real estate loans held-for-investment by maintaining reserves for credit losses. The reserves for credit losses are adjusted by taking provision for credit losses recorded as a reduction in interest income on residential and commercial real estate loans on our Consolidated Statements of Income. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets. The following table summarizes the activity in the reserves for credit losses.

Residential Real Estate Loans

	Year Ended December 31,
(in thousands)	2003	2002	2001
Balance at beginning of period	$8,271	$5,199	$4,814
Provision for credit losses	8,146	3,308	767
Charge-offs	(81)	(236)	(382)

Balance at end of period	$16,336	$8,271	$5,199

Commercial Real Estate Loans

	Year Ended December 31,
(in thousands)	2003	2002	2001
Balance at beginning of period	$—	$—	$—
Provision for credit losses	500	—	—
Charge-offs	—	—	—

Balance at end of period	$500	$—	$—

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

Prior to the fourth quarter of 2002, we treated all of our interest rate agreements as trading instruments and recorded any changes in fair values through net unrealized and realized market value gains on our Consolidated Statements of Income. Beginning with the fourth quarter of 2002, we elected hedge accounting treatment on certain interest rate agreements while continuing to account for other interest rate agreements as trading instruments. For the years ended December 31, 2003, 2002, and 2001, we recognized $0.4 million, $4.3 million and $0.4 million, respectively, of net market value losses on our interest rate agreements accounted for as trading instruments on our Consolidated Statements of Income.

We report our interest rate agreements at fair value. As of December 31, 2003 and 2002, the fair value of our interest rate agreements was negative $1.8 million and negative $4.0 million, respectively, and is included in both other assets and accrued expenses and other liabilities on our Consolidated Balance Sheets.

The following table shows the aggregate fair value of our interest rate agreements as of December 31, 2003 and 2002.

(in thousands)	December 31, 2003	December 31, 2002
Interest Rate Agreements Accounted for as Trading Instruments
Interest Rate Caps Purchased	$855	$—
Interest Rate Caps Sold	(855)	—
Interest Rate Corridors Purchased	170	—
Treasury Futures Sold	—	(16)
Interest Rate Agreements Accounted for as Cash Flow Hedges
Interest Rate Corridors Purchased	—	21
Eurodollar Futures Sold	(164)	(276)
Interest Rate Swaps	(1,788)	(3,696)

Total Interest Rate Agreements	$(1,782)	$(3,967)

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

The following table depicts the balances in accumulated other comprehensive income as of December 31, 2003 and 2002 for our cash flow hedges. The $0.5 million of realized net losses included in other comprehensive income as of December 31, 2003 represents interest rate agreements designated as cash flow hedges that have expired or terminated. These realized net losses will be reclassified to interest expense in our Consolidated Statements of Income in 2004, the effective period for the hedged transactions. The $0.1 million of unrealized net gains as of December 31, 2003 and the $3.1 million of unrealized net losses as of December 31, 2002 included in other comprehensive income represent interest rate agreements designated as cash flow hedges that are currently outstanding.

	Consolidated Balance Sheets
(in thousands)	Accumulated Other Comprehensive Income
	December 31, 2003	December 31, 2002
Realized—Closed Transactions:
Realized net (loss) remaining in accumulated other comprehensive income	$(539)	$—
Recognized but Unrealized—Open Transactions:
Unrealized gain (loss) included in accumulated other comprehensive income	119	(3,082)

Total Accumulated Other Comprehensive Income on Interest Rate Agreements	$(420)	$(3,082)

As of December 31, 2003, certain of our interest rate agreements accounted for as cash flow hedges had expired or terminated and the effective period for the hedged transactions commenced. This caused a portion of our accumulated other comprehensive income to be reclassified to our Consolidated Statements of Income. For the year ended December 31, 2003, we reclassified $2.1 million of net losses from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on long-term debt in our Consolidated Statements of Income. We did not have any cash flow hedges that expired or matured during the year ended December 31, 2002. Consequently, at December 31, 2002 there was no existing portion of the balance in accumulated other comprehensive income that was scheduled to be amortized into income or expense.

The following table depicts the activity for the years ended December 31, 2003 and 2002 for interest rate agreements accounted for as cash flow hedges. The realized net losses on closed transactions represent amounts reclassified from accumulated other comprehensive income to interest expense for the effective period on hedged transactions. The net ineffective portion of hedges represents amounts recorded in interest expense to the extent the open interest rate agreements are ineffective related to the hedged transaction.

Consolidated Statements of Income
	Year Ended		Year Ended
(in thousands)	December 31, 2003		December 31, 2002
		Net		Net
		Unrealized		Unrealized
		and Realized		and Realized
	Interest	Market Value	Interest	Market Value
	Income	Gains	Income	Gains
	(Expense)	(Losses)	(Expense)	(Losses)
Realized — Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	$(2,057)	$—	$—	$—
Unrealized — Open Transactions:
Net ineffective portion of hedges	(233)	—	3	—

The following table summarizes the aggregate notional amounts of all of our interest rate agreements as well as the credit exposure related to these instruments as of December 31, 2003 and 2002. The credit exposure reflects the fair market value of any cash and collateral of Redwood Trust held by counterparties. Sequoia did not hold collateral of the third party financial institution for its swap as of December 31, 2003 or 2002. The cash and collateral held by counterparties are included in restricted cash on our Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure
(in thousands)	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Interest Rate Caps Purchased	$65,000	$5,000	$—	$—
Interest Rate Caps Sold	(65,000)	—	—	—
Interest Rate Corridors Purchased	1,690,931	1,096,899	—	—
Eurodollar Futures Sold	(800,000)	(1,000,000)	804	876
Treasury Futures Sold	—	(1,200)	—	28
Interest Rate Swaps	7,186,657	525,971	3,360	6,600

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

NOTE 6. SHORT-TERM DEBT

We enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance a portion of our earning assets. We generally intend to use short-term debt only while we accumulate assets prior to issuing non-recourse long-term debt to finance real estate loan assets to maturity.

As of December 31, 2003, we had $236 million of short-term debt outstanding with a weighted-average borrowing rate of 1.98% and a weighted-average remaining maturity of 76 days. This debt was collateralized with $43 million of residential real estate loans and $226 million of securities. As of December 31, 2002, we had $100 million of short-term debt outstanding with a weighted-average borrowing rate of 1.94% and a weighted-average remaining maturity of 162 days. This debt was collateralized with $103 million of residential real estate loans.

As of December 31, 2003 and December 31, 2002, our short-term debt had the following remaining maturities:

(in thousands)	December 31, 2003	December 31, 2002
Within 30 days	$6,667	$—
31 to 90 days	132,315	5,645
Over 90 days	97,455	94,069

Total Short-Term Debt	$236,437	$99,714

For the year ended December 31, 2003, the average balance of short-term debt was $0.4 billion with a weighted-average interest cost of 1.94%. For both the years ended December 31, 2002 and 2001, the average balance of short-term debt was $0.9 billion with a weighted-average interest cost of 2.37%, and 4.53%, respectively. The maximum balance outstanding for the years ended December 31, 2003, 2002, and 2001 was $0.8 billion, $1.4 billion, and $1.3 billion, respectively. Through December 31, 2003, we were in compliance with all of our debt covenants for all of our short-term borrowing arrangements and credit facilities.

We have uncommitted facilities available with several banks and Wall Street firms for financing residential real estate securities. As of December 31, 2003, we had borrowings under these facilities of $119 million. The collateral pledged under these borrowings are retained interests in previously issued adjustable-rate residential real estate loan securitizations through our Sequoia program and other retained interests. As of December 31, 2002, we did not have any borrowings under these uncommitted facilities. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. As of December 31, 2003, the weighted average borrowing rate under these facilities was 1.54%. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

As of both December 31, 2003 and 2002, we had short-term facilities with three Wall Street firms totaling $1.4 billion to fund residential real estate loans. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. As of December 31, 2003 and 2002, we had borrowings under these facilities of $39 million and $100 million, respectively, with weighted average borrowing rates of 1.65% and 1.94%, respectively. These facilities expire between April and October of 2004. We will likely seek to renew these facilities and may pursue additional facilities and do not anticipate any problems doing so at this time.

In November 2003, we entered into a warehouse agreement and an engagement letter with a bank designed to enable us to pursue the issuance of a collateralized debt obligation (CDO) through the Acacia program. As of December 31, 2003, we had borrowings under this agreement of $59 million. Borrowings under the warehouse agreement are non-recourse to Redwood and are secured by mortgage securities in our securities portfolio with a market value of $59 million at December 31, 2003. This agreement will be terminated upon the issuance of Acacia CDO 4, LTD in 2004.

As of December 31, 2003, we had several master repurchase agreements available to finance investment-grade securities. In addition, we had one facility with a Wall Street firm totaling $60 million for financing subordinated securities. At December 31, 2002, we had facilities for several investment-grade securities and for subordinated securities. We also had facilities with two banks and two Wall Street firms totaling $200 million. These facilities are intended to finance residential real estate loan securities with lower-than-investment-grade ratings. In addition to these committed facilities, we may also finance residential real estate loan securities with lower-than-investment-grade ratings through non-committed borrowing arrangements. As of December 31, 2003, borrowings under these committed and non-committed facilities totaled $20 million. As of December 31, 2002, we did not have any borrowings under these committed and non-committed facilities. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. During 2003, we chose not to renew three of these committed facilities. The termination date for the remaining committed facility is June 2004. We do not anticipate any problems renewing this credit facility but we may not seek renewal at its expiration.

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

Sequoia long-term debt is secured by residential real estate loans and residential real estate loan mortgage-backed securities (Sequoia bond collateral). The Sequoia bond collateral consists primarily of adjustable-rate and hybrid, conventional, 25- or 30-year residential real estate loans secured by first liens on one to four-family residential properties. All Sequoia bond collateral is pledged to secure repayment of the related Sequoia long-term debt obligation. During the years ended December 31, 2003 and 2002, we issued $11.3 billion and $5.1 billion, respectively, of Sequoia long-term debt to fund residential real estate loans. During the year ended December 31, 2003, we issued $70 million of Sequoia long-term debt secured by interest-only certificates which we had retained from prior Sequoia securitizations. During the year ended December 31, 2002, we issued $212 million of Sequoia long-term debt secured by residential real estate loan mortgage-backed securities.

Acacia long-term debt is secured by residential and commercial real estate loan mortgage-backed securities (Acacia bond collateral). All Acacia bond collateral is pledged to secure repayment of the related Acacia long-term debt obligation. During the years ended December 31, 2003 and 2002, we issued $563 million and $282 million, respectively, of Acacia long-term debt secured by residential and commercial real estate loan mortgage-backed securities and corporate REIT debt.

As of December 31, 2003, commercial long-term debt was secured by one hybrid commercial real estate loan (commercial loan collateral) with a maturity date in 2009, which was secured by a first lien on the related commercial real estate property reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment. As of December 31, 2002, commercial long-term debt was secured by one adjustable rate commercial real estate loan (commercial loan collateral) with a maturity date in 2003, which was secured by a first lien on the related commercial real estate property reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment.

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

The components of the collateral for our long-term debt are summarized as follows:

(in thousands)	December 31, 2003	December 31, 2002
Residential Real Estate Loans:
Residential Real Estate Loans held-for-sale	$—	$174
Residential Real Estate Loans held-for-investment	16,195,702	6,065,582
Residential Loan Credit-Enhancement Securities available-for-sale	127,783	167,400
Securities Portfolio Securities available-for-sale	677,962	284,514
Restricted cash	16,669	3,118
Accrued interest receivable	35,960	15,845

Total Residential Long-Term Debt Collateral	17,054,076	6,536,633
Commercial Real Estate Loans held-for-investment	8,511	9,662

Total Long-Term Debt Collateral	$17,062,587	$6,546,295

The components of our long-term debt as of December 31, 2003 and 2002, along with other selected information are summarized below:

(in thousands)	December 31, 2003	December 31, 2002
Sequoia Long-Term Debt	$15,807,554	$6,119,720
Sequoia Long-Term Debt – Interest-Only Certificates	153,227	—
Acacia Long-Term Debt	847,474	285,000
Commercial Long-Term Debt	5,571	8,283
Unamortized premium on Long-Term Debt	12,376	5,184
Deferred bond issuance costs	(43,616)	(21,167)

Total Long-Term Debt	$16,782,586	$6,397,020

Range of weighted average interest rates, by series – Sequoia	1.45% to 5.74%	1.74% to 5.73%
Stated Sequoia maturities	2016–2039	2024–2039
Number of Sequoia series	25	13
Range of weighted average interest rates, by series – Acacia	2.00% to 2.09%	2.23%
Stated Acacia maturities	2018–2038	2018–2037
Number of Acacia series	3	1
Weighted average interest rates – Commercial	9.50%	8.63%
Stated commercial maturities	2009	2003
Number of commercial series	1	1

For the years ended December 31, 2003, 2002, and 2001, the average balance of Sequoia long-term debt was $9.6 billion, $2.7 billion, and $1.0 billion, respectively. As of December 31, 2003 and 2002, accrued interest payable on Sequoia long-term debt was $14.7 million and $4.6 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For the year ended December 31, 2003 the average balance of Acacia long-term debt was $0.5 billion. As of December 31, 2003 and 2002, accrued interest payable on Acacia long-term debt was $1.8 million and $0.4 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For years ended December 31, 2003, 2002, and 2001, the average balance of commercial long-term debt was $8 million, $24 million, and $13 million, respectively.

NOTE 8. TAXES

As a REIT, Redwood Trust can deduct dividends paid from REIT taxable income and thus, effectively, reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its taxable income and still maintain its REIT status. We retained 10% of our 2003 REIT ordinary taxable income and were subject to corporate level income taxes on this retained income for the 2003 calendar tax year. Holdings, Redwood Trust’s taxable subsidiary, is subject to corporate income taxes on 100% of its taxable income.

Our provision for corporate income taxes for Redwood Trust for the year December 31, 2003 was $4.8 million. For the years ended December 31, 2002 and 2001, we did not have a provision for corporate income taxes because we did not permanently retain any of our 2002 or 2001 REIT taxable income.

Our provision for income taxes for Holdings for the years ended December 31, 2003, 2002, and 2001 was $0.7 million, $0, and $3,200, respectively. California Revenue and Tax Code Section 24416.3 has caused the deduction for California net operating loss (NOL) carryforwards to be suspended for the tax years 2002 and 2003. In addition, this statute states that for any California carryforward of a NOL for which a deduction is denied by reason of the suspension, the carryforward period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002. No additional Federal tax provision for Holdings was recorded for the years ended December 31, 2003, 2002, and 2001, as taxable income reported for these periods was offset by Federal net operating loss carryforwards from prior years.

Due to the uncertainty of realization of NOLs, no deferred tax benefit has been recorded for Holdings. A valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards and other future temporary deductions as of December 31, 2003 and 2002. As of December 31, 2003 and 2002, Holdings had net operating loss carryforwards of approximately $16.8 million and $24.4 million for Federal tax purposes, respectively. As of both December 31, 2003 and 2002, Holdings had net operating loss carryforwards of approximately $15.8 million for state tax purposes. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while most of the state loss carryforwards expire between 2005 and 2010.

For the 2003 and 2002 tax years, our distributions declared before calendar year-end and distributed on or before January 31 of the following calendar year were less than 85% of REIT taxable income in those calendar years requiring us to incur a 4% excise tax provision on the shortfall. For the years ended December 31, 2003 and 2002, we provided for excise tax of $1.2 million and $1.0 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. As of December 31, 2003 and 2002, accrued excise tax payable was $1.2 million and $1.0 million, respectively, and is reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of our financial instruments as of December 31, 2003 and 2002.

(in thousands)	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real Estate Loans
Residential: held-for-sale	$—	$—	$906	$906
Residential: held-for-investment	16,239,160	16,276,504	6,214,273	6,227,385
Commercial: held-for-sale	7,806	7,806	18,242	18,242
Commercial: held-for-investment	14,613	14,613	11,028	11,111
Real Estate Loan Securities
Credit Enhancement Portfolio: available-for-sale	378,727	378,727	352,479	352,479
Securities Portfolio: available-for-sale	844,714	844,714	335,697	335,697
Interest Rate Agreements	(1,782)	(1,782)	(3,967)	(3,967)
Liabilities
Short-Term Debt	236,437	236,437	99,714	99,714
Long-Term Debt	16,782,586	16,804,551	6,397,020	6,390,988

We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Valuations of our residential real estate loans held-for-sale and held-for-investment are generally done on a pool basis while valuations of our commercial real estate loans held-for-sale and held-for-investment, securities available-for-sale, and securities issued through our Sequoia and Acacia programs that are classified as long-term debt are done on an individual basis. We believe the estimates we use reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Class B 9.74% Cumulative Convertible Preferred Stock
 On August 8, 1996, we issued 1,006,250 shares of Class B Preferred Stock. The preferred stock paid a dividend equal to the greater of (i) $0.755 per share, per quarter or (ii) an amount equal to the quarterly dividend declared per share on the common stock. The preferred stock ranked senior to our common stock as to the payment of dividends and liquidation rights. The liquidation preference entitled the holders of the preferred stock to receive $31.00 per share plus any accrued dividends before any distribution was made on the common stock.

Each share of the Preferred Stock was convertible at the option of the holder at any time into one share of common stock. As of December 31, 2002, 96,732 shares of the preferred stock had been converted into 96,732 shares of common stock. Effective October 1, 1999, we could redeem the preferred stock (i) for one share of common stock plus accumulated, accrued and unpaid dividends through the end of the prior dividend period, provided that for 20 trading days within a period of 30 consecutive trading days, the closing price of the common stock equaled or exceeded the Conversion Price of $31.00 per share or (ii) for cash at a redemption price of $31.00 per share, plus any accumulated, accrued and unpaid dividends through the date of redemption. On May 2, 2003, we redeemed all outstanding shares of preferred stock by converting those shares into shares of common stock.

Stock Option Plan
In March 2002, we adopted our Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors that was approved by our shareholders in May 2002. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit our compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of December 31, 2003 and 2002, 152,487 and 432,008 shares of common stock, respectively, were available for grant.

ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of December 31, 2003 and 2002, 551,697 and 535,297 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

Restricted Stock
As of December 31, 2003 and 2002, 10,003 and 15,750 shares, respectively, of restricted stock were outstanding. For the year ended December 31, 2003, we granted 1,253 shares of restricted stock to certain employees. We did not grant any shares of restricted stock for the year ended December 31, 2002. For the years ended December 31, 2003 and 2002, restrictions on 7,000 and 12,250 of these shares lapsed, respectively. Restrictions on the remaining shares of restricted stock lapse through January 1, 2006.

DERs
Redwood Trust has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred on stock and cash DERs that relate to stock option grants made prior to January 1, 2003. To the extent our REIT taxable income increases, our REIT dividend distribution requirement, and stock and cash DER expenses may increase. For the years ended December 31, 2003, 2002, and 2001, we accrued cash and stock DER expenses of $12.4 million, $7.2 million, and $3.4 million, respectively. Stock and cash DER expenses are included in operating expenses in our Consolidated Statements of Income.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In addition to the stock DER expense on these options, for the years ended December 31, 2003, 2002, and 2001, we recognized variable stock option expense of $5.7 million, $0.7 million, and $0.9 million, respectively. This expense is included in operating expenses in our Consolidated Statements of Income.

Stock DERs are accrued based on an estimate of our common stock dividend requirements. As of December 31, 2003 and 2002, there were 337,411 and 192,445 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of our common stock dividend requirements. As of December 31, 2003 and December 31, 2002, there were 1,546,042 and

1,529,051 unexercised options with cash DERs under the Plan, respectively. As of December 31, 2003 and December 31, 2002, there were 52,145 and 148,286 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan and changes during the years ended December 31, 2003, 2002, and 2001 is presented below.

	December 31, 2003		December 31, 2002		December 31, 2001
		Weighted Average		Weighted Average		Weighted Average
(in thousands, except share data)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding options at beginning of period	1,869,782	$22.58	1,618,501	$21.99	1,494,798	$21.95
Options granted	238,600	$50.29	262,850	$27.23	143,319	$23.92
Options exercised	(189,883)	$14.42	(20,749)	$16.93	(26,091)	$14.00
Options forfeited	(9,220)	$26.73	(5,861)	$31.31	(12,126)	$22.84
Dividend equivalent rights earned	26,319	—	15,041	—	18,601	—

Outstanding options at end of period	1,935,598	$26.48	1,869,782	$22.58	1,618,501	$21.99

Options exercisable at year-end	1,286,750	$22.89	1,214,167	$22.75	920,922	$24.09
Weighted average fair value of options granted during the year	$13.69		$7.06		$7.07

The following table summarizes information about stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0 to $10	63,555	4.3	$0.28	63,555	$0.28
$10 to $20	544,329	5.2	$13.69	450,141	$13.55
$20 to $30	710,242	6.5	$23.70	400,320	$21.55
$30 to $40	311,800	3.6	$37.31	276,762	$37.46
$40 to $50	95,972	3.7	$44.96	93,472	$45.03
$50 to $53	209,700	9.9	$52.46	2,500	$52.25

$0 to $53	1,935,598	5.8	$26.48	1,286,750	$22.89

Deferred Compensation Plan
 In May 2002, our Board of Directors approved the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with Redwood Trust. The plan allows for the investment of deferrals in either an interest crediting account or deferred stock units. For the years ended December 31, 2003 and 2002, $1.7 million and $0.5 million, respectively, was deferred in an interest crediting account under the Deferred Compensation Plan. Deferrals in the Deferred Compensation Plan are credited with accrued interest earned on participant accounts. The rate of accrual is set forth in the Deferred Compensation Plan and is based on a calculation of the marginal rate of return on our portfolio during the year. For the year ended December 31, 2003, $0.4 million of accrued interest was credited to the plan. For the year ended December 31, 2002, a negligible amount of accrued interest was credited to the plan. As of December 31, 2003, 25,417 deferred stock units had been granted through deferrals under the plan, which represented a value of $0.8 million at the time of grant. As of December 31, 2002, there were no deferrals invested in deferred stock units.

The following table provides detail on changes in participants’ equity for the years ended December 31, 2003 and 2002.

(in thousands)	2003	2002
Transfer in of participants’ payroll deductions from the 2002 Deferred Compensation Plan	$1,731	$492
Accrued interest earned on payroll deductions	393	18

Net change in participants’ equity	2,124	510
Balance at beginning of period	510	—
Balance at end of period	$2,634	$510

The following table provides detail on the financial position of the Deferred Compensation Plan at December 31, 2003 and 2002.

(in thousands)	2003	2002
Net Assets Available for Participant Benefits
Participants’ payroll deductions receivable from Redwood Trust, Inc.	$2,223	$492
Accrued interest receivable on payroll deductions	411	18

Net Assets Available for Participant Benefits	2,634	510

Employee Stock Purchase Plan
 In May 2002, our common shareholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood Trust through the purchase of shares of common stock at a discount. A maximum of 100,000 shares of common stock may be purchased under the ESPP. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. For 2002, the offering period started on July 1st and consisted of two quarterly purchase periods. For 2003 and beyond, the offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods. For the years ended December 31, 2003 and 2002, employees acquired an aggregate of 9,893 and 2,972 shares, respectively, of common stock at an average purchase price of $23.84 and $23.37 per share, respectively, under this Plan. As of both December 31, 2003 and 2002, there remained a negligible amount of uninvested employee contributions in the ESPP.

In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. Through the adoption of this pronouncement, all shares purchased through the ESPP in 2003 are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For the year ended December 31, 2003, we recorded an expense of $0.2 million for shares issued under the ESPP through these provisions. In 2002 we accounted for the ESPP under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions we did not include any stock-based employee compensation cost in net income as awards granted under the ESPP were deemed non-compensatory.

(in thousands)	2003	2002
Transfer in of participants’ payroll deductions from the 2002 Employee Stock Purchase Plan	$236	$70
Cost of common stock of Redwood Trust, Inc. issued to participants under the terms of the ESPP	(236)	(70)

Net change in participants’ equity	—	—
Balance at beginning of period	—	—

Balance at end of period	—	—

Common Stock Repurchases
 Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of common stock during the years ended December 31, 2003 and 2002. As of both December 31, 2003 and 2002, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

Common Stock Issuances
 For the years ended December 31, 2003 and 2002, we issued 1,608,453 and 1,263,671 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $61.2 million and $33.6 million, respectively. For the year ended December 31, 2003, we did not complete any secondary offerings. For the year ended December 31, 2002, we completed secondary offerings of 2,300,000 shares of common stock for net proceeds of $55.3 million.

Components of Accumulated Other Comprehensive Income
 The components of accumulated other comprehensive income on our Consolidate Balance Sheet at December 31, 2003 include net unrealized gains of $79.3 million in our residential loan credit-enhancement portfolio, net unrealized gains of $3.3 million in our securities portfolio, and net realized losses on our interest rate agreements of $0.5 million, and net unrealized gains on our interest rate agreements of $0.1 million, for total accumulated comprehensive income of $82.2 million.

The components of accumulated other comprehensive income on our Consolidate Balance Sheet at December 31, 2002 include net unrealized gains of $76.7 million in our residential loan credit-enhancement portfolio, net unrealized losses of $4.5 million in our securities portfolio, and net unrealized losses on our interest rate agreements of $3.1 million, for total accumulated comprehensive income of $69.1 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, Redwood Trust was obligated under non-cancelable operating leases with expiration dates through 2013. The total future minimum lease payments under these non-cancelable leases are $8.1 million and are expected to be paid as follows: 2004 — $1.2 million; 2005 — $1.2 million; 2006 — $0.9 million; 2007 — $0.7 million; 2008 — $0.7 million; 2009 — $0.7 million; 2010 — $0.7 million; 2011 — $0.8 million; 2012 — $0.8 million; 2013 — $0.4 million. The majority of the future lease payments are related to the operating lease for our executive offices that we relocated to in the third quarter of 2003.

At December 31, 2003, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.

NOTE 12. SUBSEQUENT EVENTS

In January 2004, we issued $0.6 billion of long-term debt through Sequoia Mortgage Trust 2004-1, a trust established by Sequoia. This debt is collateralized by pools of adjustable-rate residential real estate loans.

The proceeds received from these issuances were used to acquire loans and pay down a portion of our short-term debt.

In January 2004, we sold residential credit-enhancement securities with a principal value of $23 million resulting in market value gains of $6 million on our Consolidated Statements of Income.

In January and February 2004, residential loan credit-enhancement securities with a principal value of $20 million were called pursuant to the original securitization documents. We recognized market value gains on these calls of $12 million through net unrealized and realized market value gains on our Consolidated Statements of Income.

In February 2004, we issued $0.7 billion of long-term debt through Sequoia Mortgage Trust 2004-2, a trust established by Sequoia. This debt is collateralized by pools of adjustable-rate residential real estate loans. We also issued $16 million of long-term debt through Sequoia Mortgage Funding 2004-A. This debt is collateralized by retained interests in previously issued adjustable-rate residential real estate loan securitizations through our Sequoia program. The proceeds received from these issuances were used to acquire loans and pay down a portion of our short-term debt.

During the first quarter through March 4, 2004, we have purchased or committed to purchase $2.6 billion of residential real estate loans, $80 million of other residential and commercial real estate loan securities, and $22 million of residential loan credit-enhancement securities.

In March 2004, our Board of Directors declared a regular cash dividend of $0.67 per share, as well as a special dividend of $0.50 per share for the first quarter of 2004. This regular cash dividend and the special dividend are payable on April 21, 2004 for shareholders of record on March 31, 2004.

In March 2004, our Board of Directors amended the Incentive Stock Plan for executive officer, employees, and non-employee directors, subject to shareholder approval in May 2004.

NOTE 13. QUARTERLY FINANCIAL DATA – UNAUDITED

Selected quarterly financial data follows:

(in thousands, except share data)	Three Months Ended
	December 31	September 30	June 30	March 31
2003
Operating results:
Interest income	$108,262	$90,163	$71,426	$61,125
Interest expense	(68,594)	(55,532)	(41,802)	(36,933)
Net interest income	39,668	34,631	29,624	24,192
Net income available to common stockholders	70,035	24,648	22,137	14,893
Per share data:
Net income – diluted	$3.53	$1.30	$1.20	$0.88
Dividends declared per common share	$0.65	$0.65	$0.65	$0.65
Special dividends declared per common share	$4.75	—	—	—
Dividends declared per preferred share	—	—	—	$0.755
2002
Operating results:
Interest income	$54,155	$42,093	$36,252	$30,716
Interest expense	(33,323)	(24,291)	(18,489)	(15,602)
Net interest income	20,832	17,802	17,763	15,114
Net income available to common stockholders	14,566	14,306	13,802	11,219
Per share data:
Net income – diluted	$0.88	$0.88	$0.88	$0.80
Dividends declared per common share	$0.63	$0.63	$0.63	$0.62
Special dividends declared per common share	$0.125	$0.125	$0.125	—
Dividends declared per preferred share	$0.755	$0.755	$0.755	$0.755
2001
Operating results:
Interest income	$31,277	$33,172	$38,453	$41,637
Interest expense	(18,091)	(21,555)	(27,010)	(31,413)
Net interest income	13,186	11,617	11,443	10,224
Net income available to common stockholders	8,955	8,065	6,463	6,680
Per share data:
Net income – diluted	$0.69	$0.75	$0.70	$0.74
Dividends declared per common share	$0.60	$0.57	$0.55	$0.50
Special dividends declared per common share	$0.15	$0.18	—	—
Dividends declared per preferred share	$0.755	$0.755	$0.755	$0.755

In the fourth quarter of 2003, we adopted, effective January 1, 2003, the fair value method of accounting for stock options expense and related items for all stock options granted since January 1, 2003 in accordance with the provisions of SFAS No. 123. The quarterly amounts above for “Net income available to common stockholders” and “Net income — diluted” reflect the impact of this adoption. The previously reported amounts for “Net income available to common stockholders” and “Net income — diluted” in the March 31, 2003, June 30, 2003 and September 30, 2003 Form 10-Q filings were (in thousands) $14,932, $22,212, and $24,636 and $0.88 per share, $1.21 per share, and $1.30 per share, respectively.

Report of Independent Auditors

To the Board of Directors and Stockholders of
Redwood Trust, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Redwood Trust, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, in 2001 the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and in 2003 the Company adopted the provisions of FASB Interpretation No. 46, Variable Interest Entities and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

/s/PricewaterhouseCoopers LLP

San Francisco, CA

March 4, 2004