Form 10-Q
period 2004-03-31
REDWOOD TRUST INC
filed 2004-05-05
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-13759

REDWOOD TRUST, INC.

(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	68-0329422 (I.R.S. Employer Identification No.)

One Belvedere Place, Suite 300 Mill Valley, California (Address of principal executive offices)	94941 (Zip Code)

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

Yes     X     No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes     X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value)	19,894,687 as of May 4, 2004

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Residential real estate loans	$18,086,505	$16,239,160
Residential loan credit-enhancement securities	374,616	378,727
Commercial real estate loans	22,177	22,419
Securities portfolio	936,646	844,714
Cash and cash equivalents	57,866	58,467

Total earning assets	19,477,810	17,543,487
Restricted cash	14,207	21,957
Accrued interest receivable	44,343	39,706
Principal receivable	477	13,743
Other assets	6,736	7,877

Total Assets	$19,543,573	$17,626,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$277,910	$236,437
Long-term debt, net	18,583,030	16,782,586
Accrued interest payable	17,924	16,556
Accrued expenses and other liabilities	33,425	25,472
Dividends payable	23,162	12,391

Total Liabilities	18,935,451	17,073,442

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 19,796,237 and 19,062,983 issued and outstanding	198	191
Additional paid-in capital	548,662	517,826
Accumulated other comprehensive income	78,517	82,179
Cumulative earnings	299,763	248,972
Cumulative distributions to stockholders	(319,018)	(295,840)

Total Stockholders’ Equity	608,122	553,328

Total Liabilities and Stockholders’ Equity	$19,543,573	$17,626,770

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest Income
Residential real estate loans	$101,337	$44,070
Residential loan credit-enhancement securities	15,533	13,693
Commercial real estate loans	701	816
Securities portfolio	9,611	4,192
Cash and cash equivalents	166	110

Interest income before provision for credit losses	127,348	62,881
Provision for credit losses	(2,511)	(1,756)

Total interest income	124,837	61,125
Interest Expense
Short-term debt	(2,571)	(1,940)
Long-term debt	(77,006)	(34,993)

Total interest expense	(79,577)	(36,933)
Net Interest Income	45,260	24,192
Operating expenses	(10,026)	(8,282)
Net recognized gains and valuation adjustments	17,437	918

Net income before provision for income taxes	52,671	16,828
Provision for income taxes	(1,880)	(1,215)

Net Income	50,791	15,613
Dividends on Class B preferred stock	—	(681)

Net Income Available to Common Stockholders	$50,791	$14,932

Earnings Per Share:
Basic Earnings Per Share:
Net income available to common stockholders	$2.61	$0.91
Diluted Earnings Per Share:
Net income available to common stockholders	$2.49	$0.88
Dividends declared per common share	$1.170	$0.650
Dividends declared per preferred share	$—	$0.755
Weighted average shares of common stock and common stock equivalents:
Basic	19,427,373	16,412,867
Diluted	20,398,644	16,983,513

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income available to common stockholders before preferred dividend	$50,791	$15,613
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	17,128	(340)
Reclassification adjustment for net (gains) losses included in net income	(11,854)	394
Net unrealized losses on cash flow hedges	(9,323)	(1,191)
Reclassification of net realized cash flow hedge losses to long-term interest expense	387	68

Other comprehensive loss	(3,662)	(1,069)

Comprehensive income before preferred dividend	47,129	14,544
Dividends on Class B preferred stock	—	(681)

Comprehensive Income	$47,129	$13,863

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the three months ended March 31, 2004:

	Class B
	Preferred Stock		Common Stock		Additional	Other		Cumulative
					Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
December 31, 2003	—	—	19,062,983	$191	$517,826	$82,179	$248,972	($295,840)	$553,328

Comprehensive income:
Net income			—	—	—	—	50,791	—	50,791
Net unrealized gain on assets			—	—	—	5,274	—	—	5,274
Available-for-sale
Net unrealized loss on interest rate						(8,936)			(8,936)

Agreements
Total comprehensive income before preferred dividend									47,129
Issuance of common stock			733,254	7	30,836	—	—	—	30,843
Dividends declared:
Common			—	—	—	—	—	(23,178)	(23,178)

March 31, 2004	—	—	19,796,237	$198	$548,662	$78,517	$299,763	($319,018)	$608,122

For the three months ended March 31, 2003:

	Class B
	Preferred Stock		Common Stock		Additional	Other		Cumulative
					Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	($158,072)	$473,033

Comprehensive income:
Net income			—	—	—	—	15,613	—	15,613
Net unrealized gain on assets			—	—	—	54	—	—	54
Available-for-sale
Net unrealized loss on interest rate						(1,123)			(1,123)

Agreements
Total comprehensive income before preferred dividend									14,544
Issuance of common stock			327,625	3	9,297	—	—	—	9,300
Dividends declared:
Preferred								(681)	(681)
Common			—	—	—	—	—	(10,794)	(10,794)

March 31, 2003	902,068	$26,517	16,604,910	$166	$427,998	$68,077	$132,191	($169,547)	$485,402

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$50,791	$15,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	(17,231)	2,183
Provision for credit losses	2,511	1,756
Non-cash stock compensation	326	22
Net recognized gains and valuation adjustments	(17,437)	(918)
Principal payments on real estate loans held-for-sale	13	113
Net purchases of interest rate agreements	(526)	(983)
Net change in:
Accrued interest receivable	(4,637)	(3,175)
Principal receivable	13,266	283
Other assets	(260)	1,685
Accrued interest payable	1,368	505
Accrued expenses and other liabilities	1,958	2,790

Net cash provided by operating activities	30,142	19,874

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(2,321,705)	(1,355,723)
Proceeds from sales of real estate loans held-for-investment	—	87,928
Principal payments on real estate loans held-for-investment	460,366	152,693
Purchases of real estate securities available-for-sale	(123,886)	(80,032)
Proceeds from sales of real estate securities available-for-sale	22,558	—
Principal payments on real estate securities available-for-sale	44,445	34,541
Net decrease (increase) in restricted cash	7,750	(61)

Net cash used in investing activities	(1,910,472)	(1,160,654)

Cash Flows From Financing Activities:
Net borrowings on short-term debt	41,473	376,003
Proceeds from issuance of long-term debt	2,294,337	1,009,594
Repayments on long-term debt	(472,480)	(237,412)
Net proceeds from issuance of common stock	28,807	9,278
Dividends paid	(12,408)	(12,970)

Net cash provided by financing activities	1,879,729	1,144,493

Net (decrease) increase in cash and cash equivalents	(601)	3,713
Cash and cash equivalents at beginning of period	58,467	39,169

Cash and cash equivalents at end of period	$57,866	$42,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,472	$36,428
Cash paid for income taxes	$880	$63
Non-cash financing activity:
Dividends declared but not paid	$23,162	$11,474

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited consolidated financial statements included in the Redwood Trust Form 10-K for the year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the year ended December 31, 2004.

The March 31, 2004 and December 31, 2003 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1 LTD, Acacia CDO 2 LTD, Acacia CDO 3 LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD, Acacia CDO 2, LTD, and Acacia CDO 3, LTD. References to the REIT mean Redwood Trust exclusive of its taxable subsidiaries.

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

All significant intercompany balances and transactions with Sequoia, Acacia, and Holdings have been eliminated in the consolidation of Redwood Trust as of March 31, 2004 and December 31, 2003. Certain amounts for prior periods have been reclassified to conform to the March 31, 2004 presentation.

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

Recognition of Interest Income and Impairment on Investments in Beneficial Interests. Our investment in residential loan credit-enhancement securities and certain investments in our securities portfolio are investments in beneficial interests. We generally purchase these assets at premiums or discounts and amortize or accrete the premiums and discounts into expense or income using the effective yield method – a method that estimates a constant effective yield over the effective life of each security. To apply the effective yield method we calculate a yield of each beneficial interest by estimating the cash flows attributable to each beneficial interest. If the estimated future cash flows change, then we recalculate the yield and adjust the periodic accretion recognized as income prospectively. In addition, if a decline in cash flows is not from a temporary condition and the fair value of the beneficial interest declines to below its carrying amount, we record a mark-to-market loss under net recognized gains and valuation adjustments on our Consolidated Statements of Income. Beneficial interests are included as part of our securities available-for-sale on our Consolidated Balance Sheets.

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

Earning Assets

Our earning assets consist primarily of residential and commercial real estate loans and securities. Real estate loans and securities pledged as collateral under borrowing arrangements in which the secured party has the right by contract or custom to sell or repledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums related to earning assets are amortized into interest income over their estimated lives considering the prepayments of the earning assets using the effective yield method. Gains or losses on the sale of earning assets are based on the specific identification method.

Residential and Commercial Real Estate Loans: Held-for-Investment

Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. All of our residential real estate loans are classified as held-for-investment. Commercial real estate loans for which we have secured financing through the term of the loan or we otherwise have the intent and the ability to hold to maturity are classified as held-for-investment. While we generally do not sell real estate loans as part of our normal business operations, real estate loans classified as held-for-investment may be sold from time to time, especially subsequent to a call of Sequoia long-term debt.

Residential and Commercial Real Estate Loans: Held-for-Sale

Real estate loans held-for-sale (residential and commercial) are carried at the lower of original cost or market value. Any lower of cost or market adjustments on these loans are recognized in net recognized gains and valuation adjustments on our Consolidated Statements of Income. Real estate owned (REO) assets are included in real estate loans held-for-sale.

Securities: Available-for-Sale

Securities available-for-sale are carried at their estimated fair value. Cumulative unrealized gains and losses are classified as accumulated other comprehensive income in Stockholders’ Equity. Unrealized losses on these securities are reported as a component of net recognized gains and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered to represent a permanent impairment.

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

We elect to account for the majority of our interest rate agreements as cash flow hedges. Accordingly, these interest rate agreements are recorded at their estimated fair market value and changes in their fair value are generally reported in accumulated other comprehensive income on our Consolidated Balance Sheets. The accumulated other comprehensive income is reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged items affect earnings. The income or expense related to interest rate agreements is recognized on an accrual basis and is included in interest expense in our Consolidated Statements of Income. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income (see Note 5). We designate certain interest rate agreements that we elect not to treat as hedges for GAAP purposes as trading instruments. These interest rate agreements are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in net recognized gains and valuation adjustments on our Consolidated Statements of Income.

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

Debt

Short-term debt and long-term debt are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized bond issuance costs. The amortization of any discount or premium is recognized as an adjustment to interest expense using the effective yield method based on the repayment schedule of the related borrowings. Bond issuance costs incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense over the estimated lives of the related securitized assets using the effective yield method, adjusted for the effects of actual principal paydown rates.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (exclusive of undistributed taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. We may retain up to 10% of our ordinary REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status. At this time, we intend to retain 10% of our 2004 REIT taxable income and, accordingly, we have recorded a provision for income taxes based upon our estimated liability for Federal and state income tax purposes in our Consolidated Statements of Income. We have not recorded a provision for deferred taxes as there is no assurance that there will be taxable income available in future periods to realize net deductible temporary differences.

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

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its REIT taxable income in the calendar year plus the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. Similar to 2003, we plan to have dividend distributions declared before calendar year-end and distributed on or before January 31, 2005 that are less than 85% of REIT taxable income for the 2004 calendar year. Therefore, we will incur a 4% excise tax provision on the shortfall. Accordingly, we recorded a provision for excise tax in our Consolidated Statements of Income during the three months ended March 31, 2004 and 2003 (See Note 8).

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

The following table provides reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

(in thousands, except share data)	Three Months Ended March 31,
	2004	2003
Numerator:
Numerator for basic and diluted earnings per share:
Net income before preferred dividend	$50,791	$15,613
Cash dividends on Class B preferred stock	—	(681)

Basic and Diluted EPS – Net income available to common stockholders	$50,791	$14,932

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	19,427,373	16,412,867
Net effect of dilutive stock options	971,271	570,646

Denominator for diluted earnings per share	20,398,644	16,983,513

Basic Earnings Per Share:
Net income per share	$2.61	$0.91

Diluted Earnings Per Share:
Net income per share	$2.49	$0.88

For the three months ended March 31, 2004 and 2003, the number of common equivalent shares issued that were anti-dilutive totaled 5,729 and 380,372 respectively.

Comprehensive Income

Current period net unrealized gains and losses on assets available-for-sale and current period net unrealized gains and losses on interest rate agreements are reported as a component of comprehensive income on our Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as accumulated other comprehensive income in Stockholders’ Equity. As of both March 31, 2004 and December 31, 2003, accumulated other comprehensive income consisted of net unrealized gains and losses on both real estate loan securities available-for-sale and interest rate agreements classified as cash flow hedges.

The following table provides reconciliation of accumulated other comprehensive income for real estate loan securities available-for-sale and interest rate agreements classified as cash flow hedges as of March 31, 2004 and December 31, 2003.

(in thousands)	March 31, 2004	December 31, 2003
Residential Loan Credit-Enhancement Securities	$68,534	$79,334
Securities Portfolio	19,339	3,265

Total Available-for-Sale Securities	87,873	82,599
Interest Rate Agreements accounted for as Cash Flow Hedges	(9,356)	(420)

Total Accumulated Other Comprehensive Income	$78,517	$82,179

Stock-Based Compensation

As of March 31, 2004 and December 31, 2003, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, using the prospective method. Through the adoption of this pronouncement, all stock-based compensation awards issued in 2003 and future awards are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

(in thousands, except share data)	Three Months Ended March 31,
	2004	2003
Net income, as reported	$50,791	$14,932
Add: Dividend equivalent right operating expenses under APB 25	2,605	2,708
Add: Variable stock option operating expenses under APB 25	1,429	948
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(315)	(404)

Pro forma net income	$54,510	$18,184

Earnings per share:
Basic—as reported	$2.61	$0.91
Basic—pro forma	$2.81	$1.11
Diluted—as reported	$2.49	$0.88
Diluted—pro forma	$2.67	$1.07

For purposes of determining option fair values for use in the above table, the values are based on the Black-Scholes option pricing model as of the various grant dates using the following principal assumptions: expected option life of five years, expected stock price volatility of 22%, risk free rates of return based on the five-year Treasury rate at the date of grant, and a dividend yield of zero. The Company does not estimate future forfeitures when reporting option expense under SFAS No. 123. The Company adjusts future stock option expense once forfeitures occur. The actual value, if any, which the option recipient will realize from these options may be materially different from the amounts expensed.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB No. 51. This interpretation provides guidance on how to identify a variable interest entity (VIE) and when a company should include in its financial statements the assets, liabilities, and activities of a VIE. Under FIN 46, a company must consolidate a VIE when it is considered to be its primary beneficiary. The primary beneficiary is the entity that will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk.

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

NOTE 3. EARNING ASSETS

As of March 31, 2004 and December 31, 2003, our earning assets generally consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual) adjustments. The original maturity of the majority of our residential real estate loans and residential and commercial real estate securities is twenty-five to thirty years. The original maturity of our commercial real estate loans is from two to ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.

For the three months ended March 31, 2004 and 2003, the average balance of earning assets was $18.2 billion and $7.4 billion, respectively.

As of March 31, 2004 and December 31, 2003, earning assets consisted of the following:

Residential Real Estate Loans

	March 31, 2004			December 31, 2003
(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total
Current Face	$760	$17,950,141	$17,950,901	$—	$16,110,748	$16,110,748
Unamortized Discount	—	—	—	—	—	—
Unamortized Premium	—	154,451	154,451	—	144,748	144,748

Amortized Cost	760	18,104,592	18,105,352	—	16,255,496	16,255,496
Reserve for Credit Losses	—	(18,847)	(18,847)	—	(16,336)	(16,336)

Carrying Value	$760	$18,085,745	$18,086,505	$—	$16,239,160	$16,239,160

We acquire residential real estate loans from third party originators for securitization under the Sequoia program. These loans are transferred to securitization trusts and are the primary source of collateral for the non-recourse long-term debt on our Consolidated Balance Sheets. For the three months ended March 31, 2004 and 2003, we acquired $2.3 billion and $1.3 billion, respectively, of residential real estate loans. Principal paydowns on our residential real estate loans for the three months ended March 31, 2004 and 2003 totaled $0.5 billion and $0.2 billion, respectively. As of March 31, 2004 and December 31, 2003, unsecuritized residential real estate loans with a net carrying value of $97 million and $43 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties. These assets are financed with short-term borrowings prior to securitization through our Sequoia program. As of March 31, 2004 and December 31, 2003, residential real estate loans with a net carrying value of $18.0 billion and $16.2 billion, respectively, were pledged as collateral for long-term debt through our Sequoia program.

Residential Loan Credit-Enhancement Securities

	March 31, 2004	December 31, 2003
	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current Face	$634,000	$623,692
Unamortized Discount	(110,994)	(123,329)
Portion Of Discount Designated As A Credit Reserve	(216,924)	(200,970)

Amortized Cost	306,082	299,393
Gross Unrealized Gains	71,623	83,993
Gross Unrealized Losses	(3,089)	(4,659)

Carrying Value	$374,616	$378,727

We credit enhance pools of high-quality jumbo residential real estate loans by acquiring subordinated securities in third-party securitizations. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. We therefore commit capital that partially “credit enhances” a securitized pool of residential real estate loans. For the three months ended March 31, 2004 and 2003, we acquired $38 million and $37 million, respectively, in carrying value of residential loan credit-enhancement securities. Principal paydowns for the three months ended March 31, 2004 and 2003 totaled $35 million and $23 million, respectively. Of the $35 million of principal paydowns in 2004, $26 million represented calls of the security issues in accordance with the original issue provisions of the individual securitization trusts. For the three months ended March 31, 2004, we sold residential loan credit-enhancement securities for proceeds of $22.4 million. These sales resulted in realized gains of $6.2 million reported under net recognized gains and valuation adjustments in our Consolidated Statements of Income. For the three months ended March 31, 2003, we did not sell any residential loan credit-enhancement securities.

Our residential loan credit-enhancement securities are first loss, second loss, and third loss securities. First loss securities are generally allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a maximum of the principal amount of the first loss security. First loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to our second and third loss securities provide our interests with some protection from losses, as they serve as external credit enhancement. Our residential loan credit-enhancement securities provided some level of credit enhancement on $71 billion and $68 billion of residential real estate loans securitized by third parties as of March 31, 2004 and December 31, 2003, respectively.

When we purchase residential loan credit-enhancement securities, a portion of the discount for each security may be designated as a credit reserve, with the remaining portion of the discount to be amortized into income using the effective yield method based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates. The designated credit protection is specific to each residential loan credit-enhancement security. If estimated future credit losses exceed our prior expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward or we may take a mark-to-market earnings charge to write down our investment in the security to current market value to reflect permanent impairment. If estimated future credit losses are less than our prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For both the three months ended March 31, 2004 and 2003, we recognized market value losses of $0.6 million reported under net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income from our residential loan credit-enhancement securities to reflect permanent impairment under the provisions of EITF 99-20.

Our residential loan credit-enhancement securities are classified as available-for-sale and are carried at their estimated fair value. Gross unrealized gains and losses represent the differences between the net amortized cost and the fair value of the individual securities. As of March 31, 2004 and December 31,

2003, gross unrealized gains were $72 million and $84 million, respectively. As of March 31, 2004 and December 31, 2003, gross unrealized losses were $3.1 million and $4.7 million, respectively. The gross unrealized losses as of March 31, 2004 and December 31, 2003 represented temporary declines in market value that was not considered to be permanent. Of the gross unrealized losses of $4.7 million as of December 31, 2003, $0.3 million was recognized as permanent impairment on the Consolidated Statements of Income in the three months ended March 31, 2004 under the provisions of EITF 99-20. Total permanent impairment for both the three months ended March 31, 2004 and 2003 totaled $0.6 million, and is included as part of net recognized gains (losses) and valuation adjustments in the Consolidated Statements of Income. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all residential loan credit-enhancement securities as of March 31, 2004. These unrealized losses are not considered to be other-than-temporary impairments and have not been recognized as such through the Consolidated Statements of Income.

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Residential Loan Credit-Enhancement	$40,332	$(2,254)	$3,843	$(835)	$44,175	$(3,089)

As of March 31, 2004, no residential loan credit-enhancement securities were pledged as collateral under short-term borrowing arrangements to third parties. As of December 31, 2003, $39 million of residential loan credit-enhancement securities were pledged as collateral under short-term borrowing arrangements to third parties. As of March 31, 2004 and December 31, 2003, residential loan credit-enhancement securities with a net carrying value of $119 million and $128 million, respectively, were pledged as collateral under long-term securitizations (see Note 7).

Commercial Real Estate Loans

	March 31, 2004			December 31, 2003
(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total
Current Face	$8,514	$22,622	$31,136	$8,527	$22,653	$31,180
Unamortized Discount	(796)	(7,663)	(8,459)	(721)	(7,540)	(8,261)
Reserve for Credit Losses	—	(500)	(500)	—	(500)	(500)

Carrying Value	$7,718	$14,459	$22,177	$7,806	$14,613	$22,419

Commercial real estate loans represent first lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment represent junior participations in first lien interests where we provide credit enhancement to a senior interest. Commercial real estate loans held-for-sale represent first lien interests in commercial properties where we have sole interest. For the three months ended March 31, 2004, we did not acquire any commercial real estate loans. For the three months ended March 31, 2003, we acquired $2.0 million of commercial real estate loans. Principal paydowns for both the three months ended March 31, 2004 and 2003 were $0.1 million. As of both March 31, 2004 and December 31, 2003, no commercial real estate loans were pledged as collateral under short-term borrowing arrangements to third parties. During the fourth quarter of 2003, we established a credit reserve on a commercial loan classified as held-for-investment for $500,000 due to vacancies at the underlying property. As of both March 31, 2004 and December 31, 2003, commercial real estate loans held-for-investment with a net carrying value of $9 million were pledged as collateral under long-term borrowing arrangements to third parties (see Note 7). For the three months ended March 31, 2004, we recognized impairment on a commercial loan held-for-sale through recognized gains and valuation adjustments on our Consolidated Statements of Income for $75,000. This impairment was precipitated by vacancies within the underlying commercial property.

Securities Portfolio

	March 31, 2004	December 31, 2003
	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current Face	$921,279	$833,252
Unamortized Discount	(29,648)	(16,946)
Unamortized Premium	25,675	25,142

Amortized Cost	917,306	841,448
Gross Unrealized Gains	21,860	9,420
Gross Unrealized Losses	(2,520)	(6,154)

Carrying Value	$936,646	$844,714

Securities portfolio assets represent investment-grade security interests in prime residential, sub-prime residential, commercial, second lien residential, and corporate REIT debt securities. For the three months ended March 31, 2004 and 2003, acquisitions in our securities portfolio totaled $87 million and $43 million, respectively. Principal paydowns in our securities portfolio totaled $10 million and $11 million, respectively, for the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004, we did not incur any valuation adjustments from our securities portfolio through our Consolidated Statements of Income. For the three months ended March 31, 2003, we incurred valuation adjustments of $0.1 million from our securities portfolio through our Consolidated Statements of Income.

Our securities portfolio securities are classified as available-for-sale and are carried at their estimated fair value. Gross unrealized gains and losses represent the differences between the net amortized cost and the fair value of the individual securities. As of March 31, 2004 and December 31, 2003, gross unrealized gains were $21.9 million and $9.4 million, respectively. As of March 31, 2004 and December 31, 2003, gross unrealized losses were $2.5 million and $6.2 million, respectively. The gross unrealized losses as of March 31, 2004 and December 31, 2003 represented temporary declines in market value that were not considered to be permanent. No securities portfolio securities were considered permanently impaired for the three months ended March 31, 2004. Total permanent impairment for the three months ended March 31, 2003 totaled $0.1 million, and is included as part of net recognized gains (losses) and valuation adjustments in the Consolidated Statements of Income. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of March 31, 2004. These unrealized losses are not considered to be other-than-temporary impairments and have not been recognized as such through the Consolidated Statements of Income.

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Securities Portfolio	$111,374	$(1,959)	$66,293	$(561)	$177,667	$(2,520)

As of March 31, 2004 and December 31, 2003, securities portfolio assets with a net carrying value of $167 million and $59 million were pledged as collateral under a warehouse agreement (see Note 6). As of March 31, 2004 and December 31, 2003, securities portfolio assets with a net carrying value of $22 million and $64 million, respectively, were pledged as collateral under short-term borrowing arrangements to third parties. As of March 31, 2004 and December 31, 2003, securities portfolio assets with a net carrying value of $698 million and $736 million, respectively, were pledged as collateral under long-term securitizations (see Note 7).

Net Recognized Gains (Losses) and Valuation Adjustments

Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. During the first quarter of 2004, we reported a net decrease in accumulated other comprehensive income of $3.7 million, as compared to a decrease of $1.0 million during the first quarter of 2003. Changes in this account may reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains and losses on our interest rate agreements.

Fluctuations in the market value of certain of our real estate loan assets and interest rate agreements may also affect our net income. The $17.4 million of net recognized gains and valuation adjustments reported during the first quarter of 2004 on our Consolidated Statements of Income was comprised of $11.8 million of net realized gains related to redemptions (calls) of residential credit-enhancement securities, $6.2 million of realized gains related to the sale of seasoned residential credit-enhancement securities that had significantly appreciated, offset by $0.6 million of fair value adjustments of a portion of our securities and a commercial real estate loan. The $0.9 million of net recognized gains and valuation adjustments reported during the first quarter of 2003 on our Consolidated Statements of Income was comprised of $0.9 million of net realized gains related to redemptions (calls) of residential credit-enhancement securities, $0.7 million of net gains from the sale of residential real estate loans, offset by $0.7 million of fair value adjustments of a portion of our securities.

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

Residential Real Estate Loans

	Three Months Ended March 31,
(in thousands)	2004	2003
Balance at beginning of period	$16,336	$8,271
Provision for credit losses	2,511	1,756
Charge-offs	—	(31)

Balance at end of period	$18,847	$9,996

Commercial Real Estate Loans

	Three Months Ended March 31,
(in thousands)	2004	2003
Balance at beginning of period	$500	$—
Provision for credit losses	—	—
Charge-offs	—	—

Balance at end of period	$500	$—

We establish and maintain credit reserves that we believe represent probable credit losses that will result from impairment and inherent losses existing in our residential real estate loan portfolio as of the date of the financial statements. To calculate the reserve, we determine a level of impairment and inherent losses by first determining loss factors that can be specifically applied to each of our loan pools. We may consider various factors including, but not limited to, the age of our loans, underwriting standards, business climate, economic conditions, geographical considerations, past performance of similar loans, and other observable data. Once we determine applicable loss factors, we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses are existing as of the reported date of the financial statements. We reevaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.

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

We elect hedge accounting treatment on the majority of our interest rate agreements and account for other interest rate agreements as trading instruments. For the three months ended March 31, 2004 and 2003, we did not recognize any market value gains or losses on our interest rate agreements accounted for as trading instruments on our Consolidated Statements of Income.

We report our interest rate agreements at fair value. As of March 31, 2004, the fair value of our interest rate agreements was negative $11.4 million and was reported as $0.9 million in other assets and $12.3 million in accrued expenses and other liabilities on our Consolidated Balance Sheets. As of December 31, 2003, the fair value of our interest rate agreements was negative $1.8 million and was reported as $2.2 million in other assets and $4.0 million in accrued expenses and other liabilities on our Consolidated Balance Sheets.

The following table shows the aggregate fair value of our interest rate agreements as of March 31, 2004 and December 31, 2003.

(in thousands)	March 31, 2004	December 31, 2003
Interest Rate Agreements Accounted for as Trading Instruments
Interest Rate Caps Purchased	$717	$855
Interest Rate Caps Sold	(717)	(855)
Interest Rate Corridors Purchased	169	170
Interest Rate Agreements Accounted for as Cash Flow Hedges
Eurodollar Futures Sold	(493)	(164)
Interest Rate Swaps	(11,071)	(1,788)

Total Interest Rate Agreements	$(11,395)	$(1,782)

Changes in the fair value of our cash flow hedges are recorded in accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. In the event the hedged transaction does not occur, we would immediately reclassify the entire balance related to the cash flow hedge from accumulated other comprehensive income to our Consolidated Statements of Income.

The following table depicts the balances in accumulated other comprehensive income as of March 31, 2004 and December 31, 2003 for our cash flow hedges. The $0.6 million and $0.5 million, respectively, of realized net losses included in other comprehensive income as of March 31, 2004 and December 31, 2003 represents interest rate agreements designated as cash flow hedges that have expired or terminated. These realized net losses will be reclassified to interest expense in our Consolidated Statements of Income over the effective period for the hedged transactions as forecasted transactions occur. Of the $0.6 million of realized net losses included in other comprehensive income as of March 31, 2004, $0.4 million will be recognized in interest expense in our Consolidated Statements of Income over the next twelve months. The $8.8 million of unrealized net losses as of March 31, 2004 and the $0.1 million of unrealized net gains as of December 31, 2003 included in other comprehensive income represent interest rate agreements designated as cash flow hedges that are currently outstanding.

	Consolidated Balance Sheets
(in thousands)	Accumulated Other Comprehensive Income
	March 31, 2004	December 31, 2003
Realized—Closed Transactions:
Realized net (loss) remaining in accumulated other comprehensive income	$(591)	$(539)
Recognized but Unrealized—Open Transactions:
Unrealized gain (loss) included in accumulated other comprehensive income	(8,765)	119

Total Accumulated Other Comprehensive Income on Interest Rate Agreements	$(9,356)	$(420)

Certain of our interest rate agreements accounted for as cash flow hedges have expired or terminated and the effective period for the hedged transactions has commenced. This has caused a portion of our accumulated other comprehensive income to be reclassified to our Consolidated Statements of Income. For the three months ended March 31, 2004 and 2003, we reclassified $0.4 million and $0.1 million, respectively, of net losses from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on long-term debt in our Consolidated Statements of Income.

The following table depicts the activity for the three months ended March 31, 2004 and 2003 for interest rate agreements accounted for as cash flow hedges. The realized net losses on closed transactions represent amounts reclassified from accumulated other comprehensive income to interest expense for the effective period on hedged transactions. The net ineffective portion of hedges represents amounts recorded in interest expense to the extent the interest rate agreements are ineffective related to the hedged transaction.

	Consolidated Statements of Income
	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2004	March 31, 2003
	Interest	Interest
	Income (Expense)	Income (Expense)
Realized – Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	$(387)	$(68)
Unrealized – Open Transactions:
Net ineffective portion of hedges	(209)	(11)

The following table summarizes the aggregate notional amounts of all of our interest rate agreements as well as the credit exposure related to these instruments as of March 31, 2004 and December 31, 2003. The credit exposure reflects the fair market value of any cash and collateral of Redwood Trust held by counterparties. Sequoia and Acacia did not hold collateral of the third party financial institutions for its swaps as of March 31, 2004 and December 31, 2003. The cash and collateral held by counterparties are included in restricted cash on our Consolidated Balance Sheets.

	Notional Amounts		Credit Exposure
(in thousands)	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Interest Rate Caps Purchased	$65,000	$65,000	$—	$—
Interest Rate Caps Sold	(65,000)	(65,000)	—	—
Interest Rate Corridors Purchased	1,595,816	1,690,931	—	—
Eurodollar Futures Sold	(900,000)	(800,000)	1,033	804
Interest Rate Swaps	9,813,983	7,186,657	6,791	3,360

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

As of March 31, 2004, we had $278 million of short-term debt outstanding with a weighted-average borrowing rate of 2.89% and a weighted-average remaining maturity of 60 days. This debt was collateralized with $96 million of residential real estate loans and $191 million of securities, including $14 million of securities created through the securitization of residential real estate loans through the Sequoia program. As of December 31, 2003, we had $236 million of short-term debt outstanding with a weighted-average borrowing rate of 1.98% and a weighted-average remaining maturity of 76 days. This debt was collateralized with $43 million of residential real estate loans and $226 million of securities, including $65 million of securities created through the securitization of residential real estate loans through the Sequoia program.

As of March 31, 2004 and December 31, 2003, our short-term debt had the following remaining maturities:

(in thousands)	March 31, 2004	December 31, 2003
Within 30 days	$186,205	$6,667
31 to 90 days	—	132,315
Over 90 days	91,705	97,455

Total Short-Term Debt	$277,910	$236,437

For the three months ended March 31, 2004, the average balance of short-term debt was $0.4 billion with a weighted-average interest cost of 2.57%. For the three months ended March 31, 2003, the average balance of short-term debt was $0.4 billion with a weighted-average interest cost of 1.94%. The maximum balance outstanding for the three months ended March 31, 2004 and 2003 was $1.0 billion and $0.8 billion, respectively.

Through March 31, 2004, we were in compliance with all of our debt covenants for all of our short-term borrowing arrangements and credit facilities. Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants.

We have uncommitted facilities available with several banks and Wall Street firms for financing residential real estate securities. As of March 31, 2004 and December 31, 2003, we had borrowings under these facilities of $21 million and $119 million, respectively. The collateral pledged under these borrowings include retained interests in previously issued adjustable-rate residential real estate loan securitizations through our Sequoia program and other retained interests. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. As of March 31, 2004 and December 31, 2003, the weighted average borrowing rate under these facilities was 1.31% and 1.54%, respectively. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

As of March 31, 2004 and December 31, 2003, we had short-term facilities with three Wall Street firms totaling $1.4 billion to fund residential real estate loans. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate. As of March 31, 2004 and December 31, 2003, we had borrowings under these facilities of $92 million and $39 million, respectively, with weighted average borrowing rates of 1.61% and 1.65%, respectively. These facilities expire between April 2004 and October 2004. We will likely seek to renew these facilities and may pursue additional facilities and do not anticipate any problems doing so at this time.

In November 2003, we entered into a warehouse agreement and an engagement letter with a bank designed to enable us to pursue the issuance of a collateralized debt obligation (CDO) through the Acacia program. As of March 31, 2004 and December 31, 2003, we had borrowings under this agreement of $165 million and $59 million, respectively. Borrowings under the warehouse agreement are secured by mortgage securities in our securities portfolio with market values of $167 million and $59 million, respectively, at March 31, 2004 and December 31, 2003. This agreement was terminated upon the issuance of Acacia CDO 4, LTD in April 2004.

As of March 31, 2004 and December 31, 2003, we had one facility with a Wall Street firm totaling $60 million for financing subordinated securities. This facility is intended to finance residential real estate loan securities with lower-than-investment-grade ratings and it terminates in June 2004. We do not anticipate any problems renewing this credit facility but we may not seek renewal at its expiration. In addition to this committed facility, we may also finance residential real estate loan securities with lower-than-investment-grade ratings through non-committed borrowing arrangements. As of March 31, 2004, we did not have any short-term borrowings to finance subordinated securities. As of December 31, 2003, we had borrowings of $30 million to finance subordinated securities. Borrowings under these facilities bear interest based on a specified margin over the one-month LIBOR interest rate.

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

Sequoia long-term debt is secured by residential real estate loans and residential real estate loan mortgage-backed securities (Sequoia bond collateral). The Sequoia bond collateral consists primarily of adjustable-rate and hybrid, conventional, 25- or 30-year residential real estate loans secured by first liens on one to four-family residential properties. All Sequoia bond collateral is pledged to secure repayment of the related Sequoia long-term debt obligation. During the three months ended March 31, 2004 and 2003, we issued $2.2 billion and $1.0 billion, respectively, of Sequoia long-term debt to fund residential real estate loans. During the three months ended March 31, 2004, we issued $16 million of Sequoia long-term debt secured by interest-only certificates, which we had retained from prior Sequoia securitizations.

As of both March 31, 2004 and December 31, 2003, Acacia long-term debt is secured by residential and commercial real estate loan mortgage-backed securities (Acacia bond collateral). All Acacia bond collateral is pledged to secure repayment of the related Acacia long-term debt obligation.

As of both March 31, 2004 and December 31, 2003, commercial long-term debt was secured by one hybrid commercial real estate loan (commercial loan collateral) with a maturity date in 2009, which was secured by a first lien on the related commercial real estate property reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment.

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

The components of the collateral for our long-term debt are summarized as follows:

(in thousands)	March 31, 2004	December 31, 2003
Residential Real Estate Loans:
Residential Real Estate Loans held-for-sale	$760	$—
Residential Real Estate Loans held-for-investment	17,989,069	16,195,702
Residential Loan Credit-Enhancement Securities available-for-sale	118,608	127,783
Securities Portfolio Securities available-for-sale	697,883	677,962
Restricted cash	5,289	16,669
Accrued interest receivable	40,936	35,960

Total Residential Long-Term Debt Collateral	18,852,545	17,054,076
Commercial Real Estate Loans held-for-investment	8,479	8,511

Total Long-Term Debt Collateral	$18,861,024	$17,062,587

The components of our long-term debt as of March 31, 2004 and December 31, 2003, along with other selected information are summarized below:

(in thousands)	March 31, 2004	December 31, 2003
Sequoia Long-Term Debt	$17,604,829	$15,807,554
Sequoia Long-Term Debt – Interest-Only Certificates	161,557	153,227
Acacia Long-Term Debt	847,312	847,474
Commercial Long-Term Debt	5,552	5,571
Unamortized premium on Long-Term Debt	10,392	12,376
Deferred bond issuance costs	(46,612)	(43,616)

Total Long-Term Debt	$18,583,030	$16,782,586

Range of weighted average interest rates, by series – Sequoia	1.41% to 5.68%	1.45% to 5.74%
Stated Sequoia maturities	2016–2039	2016–2039
Number of Sequoia series	30	25
Range of weighted average interest rates, by series – Acacia	1.94% to 2.03%	2.00% to 2.09%
Stated Acacia maturities	2018–2038	2018–2038
Number of Acacia series	3	3
Weighted average interest rates – Commercial	9.50%	9.50%
Stated commercial maturities	2009	2009
Number of commercial series	1	1

For the three months ended March 31, 2004 and 2003, the average balance of Sequoia long-term debt was $16.4 billion and $6.2 billion, respectively. As of March 31, 2004 and December 31, 2003, accrued interest payable on Sequoia long-term debt was $16.7 million and $14.7 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For the three months ended March 31, 2004 and 2003, the average balance of Acacia long-term debt was $0.8 billion and $0.3 billion, respectively. As of March 31, 2004 and December 31, 2003, accrued interest payable on Acacia long-term debt was $1.2 million and $1.8 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For three months ended March 31, 2004 and 2003, the average balance of commercial long-term debt was $5 million and $8 million, respectively.

NOTE 8. TAXES

As a REIT, Redwood Trust can deduct dividends paid from REIT taxable income and thus, effectively, reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its taxable income and still maintain its REIT status. We plan to retain up to 10% of our 2004 REIT ordinary taxable income and we will therefore be subject to corporate level income taxes on this retained income for the 2004 calendar tax year. We retained 10% of our 2003 REIT ordinary taxable income and were subject to corporate level income taxes on this retained income for the 2003 calendar tax year. Holdings, Redwood Trust’s taxable subsidiary, is subject to corporate income taxes on 100% of its taxable income.

Our provision for corporate income taxes for Redwood Trust for the three months ended March 31, 2004 and 2003 was $1.9 million and $1.2 million, respectively.

Our provision for income taxes for Holdings for the three months ended March 31, 2004 and 2003 was $0.0 million and $0.1 million, respectively. Holdings’ California state net operating loss (NOL) carryforwards are available in 2004, but were not available during 2003 and 2002 due to California’s suspension of NOL carryforwards. California Revenue and Tax Code Section 24416.3 caused the deduction for California NOL carryforwards to be suspended for the tax years 2002 and 2003. In addition, this statute stated that for any California carryforward of a NOL for which a deduction is denied by reason of the suspension, the carryforward period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002. No Federal tax provision for Holdings was recorded for the first quarter ended March 31, 2004 and 2003, as taxable income reported for these periods was offset by Federal net operating loss carryforwards from prior years.

Due to the uncertainty of realization of NOLs, no deferred tax benefit has been recorded for Holdings. A valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforwards and other future temporary deductions as of March 31, 2004 and December 31, 2003. As of March 31, 2004 and December 31, 2003, Holdings had net operating loss carryforwards of approximately $13.8 million and $16.8 million for Federal tax purposes, respectively. As of March 31, 2004 and December 31, 2003, Holdings had net operating loss carryforwards of approximately $12.8 million and $15.8 million, respectively, for state tax purposes. The Federal loss carryforwards and a portion of the state loss carryforwards expire between 2018 and 2021, while most of the state loss carryforwards expire between 2005 and 2010.

For any one tax year, our distributions declared before calendar year-end and distributed on or before January 31 of the following calendar year may be less than 85% of REIT taxable income in that year requiring us to incur a 4% excise tax provision on the shortfall. For the three months ended March 31, 2004 and 2003, we provided for excise tax of $0.3 million and $0.9 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. As of March 31, 2004 and December 31, 2003, accrued excise tax payable was $0.3 million and $1.2 million, respectively, and is reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of our financial instruments as of March 31, 2004 and December 31, 2003.

(in thousands)	March 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Real Estate Loans
Residential: held-for-sale	$760	$760	$—	$—
Residential: held-for-investment	18,085,745	18,131,477	16,239,160	16,276,504
Commercial: held-for-sale	7,718	7,718	7,806	7,806
Commercial: held-for-investment	14,459	14,459	14,613	14,613
Real Estate Loan Securities
Credit Enhancement Portfolio: available-for-sale	374,616	374,616	378,727	378,727
Securities Portfolio: available-for-sale	936,646	936,646	844,714	844,714
Interest Rate Agreements	(11,395)	(11,395)	(1,782)	(1,782)
Liabilities
Short-Term Debt	277,910	277,910	236,437	236,437
Long-Term Debt	18,583,030	18,673,337	16,782,586	16,804,551

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

Stock Option Plan

In March 2002, we adopted our Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors that was approved by our shareholders in May 2002. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to such eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit our compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of March 31, 2004 and December 31, 2003, 126,724 and 152,487 shares of common stock, respectively, were available for grant. Our Board of Directors has adopted, subject to approval by stockholders in May 2004, an amendment to the Plan to increase the number of shares available for grant by 735,000.

ISOs

Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both March 31, 2004 and December 31, 2003, 551,697 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

Restricted Stock

As of March 31, 2004 and December 31, 2003 and 2002, 8,167 and 10,003 shares, respectively, of restricted stock were outstanding. We did not grant any shares of restricted stock for the three months ended March 31, 2004 and 2003. For both the three months ended March 31, 2004 and 2003, restrictions on 1,750 of these shares lapsed, respectively. Restrictions on the remaining shares of restricted stock lapse through January 1, 2006.

DERs

Redwood Trust has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred on stock and cash DERs that relate to stock option grants made prior to January 1, 2003. To the extent our REIT taxable income increases, our REIT dividend distribution requirement, and stock and cash DER expenses may increase. For the three months ended March 31, 2004 and 2003, we accrued cash and stock DER expenses of $2.6 million and $2.7 million, respectively. Stock and cash DER expenses are included in operating expenses in our Consolidated Statements of Income.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In addition to the stock DER expense on these options, for the three months ended March 31, 2004, and 2003, we recognized variable stock option expense of $1.4 million and $0.9 million, respectively. This expense is included in operating expenses in our Consolidated Statements of Income.

Stock DERs are accrued based on an estimate of our common stock dividend requirements. As of March 31, 2004 and 2003, there were 309,571 and 337,411 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of our common stock dividend requirements. As of March 31, 2004 and December 31, 2003, there were 1,268,114 and 1,546,042 unexercised options with cash DERs under the Plan, respectively. As of March 31, 2004 and December 31, 2003, there were 71,158 and 52,145 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan and changes during the three months ended March 31, 2004 and 2003 is presented below.

	March 31, 2004		March 31, 2003
		Weighted Average		Weighted Average
(in thousands, except share data)	Shares	Exercise Price	Shares	Exercise Price

Outstanding options at beginning of period	1,935,598	$26.48	1,869,782	$22.87
Options granted	26,698	$59.42	1,200	$29.01
Options exercised	(313,331)	$17.94	(2,026)	$17.57
Options forfeited	(4,171)	$30.84	—	—
Dividend equivalent rights earned	4,049	—	5,215	—

Outstanding options at end of period	1,648,843	$28.56	1,874,171	$22.82

Deferred Compensation Plan

In May 2002, our Board of Directors approved the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with Redwood Trust. The plan allows for the investment of deferrals in either an interest crediting account or deferred stock units. For the three months ended March 31, 2004 and 2003, $0.3 million and $0.2 million, respectively, was deferred in an interest crediting account under the Deferred Compensation Plan. Deferrals in the Deferred Compensation Plan are credited with accrued interest earned on participant accounts. The rate of accrual is set forth in the Deferred Compensation Plan and is based on a calculation of the marginal rate of return on our portfolio during the year. For the three months ended March 31, 2004, $0.3 million of accrued interest was credited to the plan. For the three months ended March 31, 2003, a negligible amount of accrued interest was credited to the plan. As of both March 31, 2004 and December 31, 2003, 25,417 deferred stock units had been granted through deferrals under the plan, which represented a value of $0.8 million at the time of grant.

Employee Stock Purchase Plan

In May 2002, our common shareholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood Trust through the purchase of shares of common stock at a discount. A maximum of 100,000 shares of common stock may be purchased under the ESPP. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date.The offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods. For the three months ended March 31, 2004 and 2003, employees acquired an aggregate of 1,181 and 1,896 shares, respectively, of common stock at an average purchase price of $43.22 and $23.55 per share, respectively, under this Plan. As of both March 31, 2004 and December 31, 2003, there remained a negligible amount of uninvested employee contributions in the ESPP.

In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123. Through the adoption of this pronouncement, all shares purchased through the ESPP in 2003 and beyond are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For the three months ended March 31, 2004, we recorded an expense of $0.1 million for shares issued under these provisions. For the year ended December 31, 2003, we recorded an expense of $0.2 million for shares issued under the ESPP through these provisions. In 2002 we accounted for the ESPP under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions we did not include any stock-based employee compensation cost in net income as awards granted under the ESPP were deemed non-compensatory.

Common Stock Repurchases

Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of common stock during the three months ended March 31, 2004 and 2003. As of both March 31, 2004 and December 31, 2003, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

Common Stock Issuances

For the three months ended March 31, 2004 and 2003, we issued 443,738 and 324,415 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $24.1 million and $9.2 million, respectively.

Components of Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income on our Consolidated Balance Sheets as of March 31, 2004 include net unrealized gains of $68.5 million in our residential loan credit-enhancement portfolio, net unrealized gains of $19.3 million in our securities portfolio, net realized losses on our interest rate agreements of $0.6 million, and net unrealized losses on our interest rate agreements of $8.7 million, for total accumulated other comprehensive income of $78.5 million.

The components of accumulated other comprehensive income on our Consolidated Balance Sheets at December 31, 2003 include net unrealized gains of $79.3 million in our residential loan credit-enhancement portfolio, net unrealized gains of $3.3 million in our securities portfolio, and net realized losses on our interest rate agreements of $0.5 million, and net unrealized gains on our interest rate agreements of $0.1 million, for total accumulated comprehensive income of $82.2 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of March 31, 2004, Redwood Trust was obligated under non-cancelable operating leases with expiration dates through 2013. The total future minimum lease payments under these non-cancelable leases are $7.9 million and are expected to be paid as follows: 2004 — $0.9 million; 2005 — $1.3 million; 2006 - $0.9 million; 2007 — $0.7 million; 2008 — $0.7 million; 2009 — $0.7 million; 2010 — $0.7 million; 2011 — $0.8 million; 2012 — $0.8 million; 2013 — $0.4 million. The majority of the future lease payments are related to the operating lease for our executive offices that we relocated to in the third quarter of 2003.

At March 31, 2004, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.

As of March 31, 2004, we have committed to purchase $0.8 billion of adjustable-rate residential real estate loans, $11.5 million of other residential and commercial real estate loan securities, and $4.9 million of residential loan credit-enhancement securities for settlement in the second quarter of 2004. While purchase commitments represent derivative instruments under SFAS No. 149, the change in the fair value of these commitments as of March 31, 2004 was immaterial.

NOTE 12. SUBSEQUENT EVENTS

In April 2004, we issued $822 million of long-term debt through Sequoia Mortgage Trust 2004-4, a trust established by Sequoia. This debt is collateralized by pools of adjustable-rate residential real estate loans. We also issued $293 million of long-term debt through Acacia CDO 4, LTD. This debt is collateralized by residential and commercial real estate loan securities and other asset-backed securities. The proceeds received from these issuances were used to acquire loans and pay down a portion of our short-term debt.

In April 2004, residential loan credit-enhancement securities with a principal value of $7.2 million were called pursuant to the original securitization documents. We recognized market value gains on these calls of $2.8 million through net recognized gains and valuation adjustments on our Consolidated Statements of Income.

In April 2004, we obtained a borrowing facility with a third party financial institution totaling $450 million. This facility will be used as short-term financing for the acquisition of residential real estate loans. This facility expires in April 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SAFE HARBOR STATEMENT

Statutory “safe harbor” applies to “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements inherently involve certain risks and uncertainties. Any matter discussed in this document that is not historical fact or contains estimates may constitute a forward-looking statement. Although we continuously update and revise our estimates, it is not practical to publish all such revisions and, thus no one should assume that any estimates or the results or trends projected in or contemplated by any forward-looking statements would prove to be accurate in the future. Forward-looking statements can be identified by the presence of words such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or similar words and terminology. Actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors, including, among other things: changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. For a discussion of risk factors, readers should review our Annual Report on Form 10-K for the year ended December 31, 2003. This Form 10-Q may contain certain data based on information obtained from third-party service providers.

SUMMARY AND OUTLOOK

Redwood Trust is a financial institution located in Mill Valley, California. We invest in residential real estate loans. In addition, we credit-enhance (assume the credit risk on) residential loans by acquiring and owning residential credit-enhancement securities. We also invest in other types of residential securities, in commercial real estate loans, and in commercial real estate securities.

We securitize most of the assets we acquire. In a securitization, we transfer acquired assets to a securitization trust. The trust creates a variety of new securities, each representing a different type of ownership interest in the underlying assets of the trust. These securities are generally called “asset-backed securities”. We acquire certain of these asset-backed securities from the trust, and the rest are sold (issued) to institutional capital markets investors worldwide.

Investors that acquire asset-backed securities issued by these trusts generally have little or no recourse to us for payments on the obligations of the asset-backed securities; except for certain limited representations and warranties furnished by us, the investors can look only to the assets collateralizing the asset-backed securities for satisfaction of their claims. Our risk is generally limited to our net investment in the securities we retain or acquire from these trusts. Nevertheless, we consolidate 100% of the assets and 100% of the liabilities of these trusts on our Consolidated Balance Sheet.

Our primary financial goal is to maintain steady regular dividend payments to our shareholders.

Our primary source of revenue is interest income consisting of the monthly loan payments made by homeowners and commercial property owners on their loans. Our expenses consist primarily of interest expense on asset-backed securities and debt, and operating expenses.

Redwood Trust is structured as a Real Estate Investment Trust (REIT). As a REIT, we are required to distribute to shareholders as dividends at least 90% of our REIT taxable income (the income we earn, as calculated for tax purposes, at our REIT parent company, excluding income earned in non-REIT taxable subsidiaries). During the first quarter of 2004, we estimate we earned $49 million ($2.48 per share) of taxable income, of which $46 million ($2.33 per share) was REIT taxable income.

Our GAAP earnings (as calculated in accordance with Generally Accepted Accounting Principles) totaled $51 million or $2.49 per share for the first quarter of 2004, as compared to $15 million or $0.88 per share during the first quarter of 2003. Our first quarter 2004 results continue to be driven by the quality of our existing real estate loan investments, a favorable operating environment, excellent credit results, favorable prepayment patterns, increased capital efficiencies, and call income (generated from residential credit-enhancement securities that we own at a discount to principal value that were called at full principal value).

Our current regular dividend rate, as established by our Board of Directors, is $0.67 per share per quarter. In addition to this regular dividend, we also declared a special dividend of $0.50 during the first quarter of 2004. This special dividend represents the continued distribution of REIT taxable income we earned in 2003; we expect to complete the distribution of 2003’s REIT taxable income with the third quarter 2004 regular dividend. The first quarter regular and special dividends were paid on April 21, 2004, to shareholders of record on March 31, 2004.

Looking ahead, we believe our earnings will continue to benefit from the quality of our existing assets. However, the extraordinary market conditions of the last few years that increased our realized yields on our seasoned assets (attractive acquisition pricing, excellent credit results, and favorable prepayment rate patterns) are unlikely to continue or to be repeated.

We also expect to face increased competition, higher acquisition pricing, and a reduced supply of acquisition opportunities. The volume of fixed and hybrid securitizations has decreased as banks and thrifts purchase residential real estate loans and hold these assets in their portfolios instead of securitizing them. This increased competition from banks and thrifts may continue, and the supply of new loans originated will likely decrease if interest rates rise. In addition, we face increased competition when we acquire real estate loan securities, as institutional investors worldwide have increased their demand for fixed-income investments.

The strong market demand for income-producing assets also means that our sales of asset-backed securities (collateralized by our assets) has allowed us to obtain very low cost funding for our new asset acquisitions. Better funding levels offset the effect of higher asset prices. The net result is that we continue to structure new investments for our portfolio that we believe are likely to produce attractive yields and cash flows for our shareholders over time.

We structure our balance sheet in a manner that eliminates many potential interest rate risks. We match the interest rate characteristics of our assets and liabilities; over 94% of our assets and liabilities have interest rate adjustments tied to one-, three-, and six-month LIBOR interest rates.

Overall, we believe we will continue to be a leading competitor as a result of our operating efficiencies, our specialized business focus, and the relationships we have developed with our business partners. Although we believe it is unlikely we will be able to sustain our earnings and special dividend distributions on a per share basis at 2003’s extraordinary levels, we believe we will continue to generate earnings sufficient to sustain our regular dividend rate in the near future.

SECOND QUARTER 2004 UPDATE

During the second quarter 2004, through May 4, 2004, we have completed the purchase of $1.2 billion of adjustable-rate residential real estate loans, $76.0 million of residential and commercial mortgage-backed securities (most of which will be financed on a long-term basis through our Acacia program), and $10.5 million of residential credit-enhancement securities intended to be financed with equity capital (without leverage). In addition, for settlement later in the second quarter, we have committed to purchase $0.8 billion of adjustable-rate residential real estate loans, $13.5 million “Acacia” securities, and $1.8 million of residential-credit enhancement securities. Included in these figures are a small amount of commercial real estate loan credit-enhancement securities; we intend to acquire more of these securities in the future. In addition, we have also committed to purchase $310 million of home equity line of credit (HELOC) loans made to high-quality borrowers; this is also a new product for us. We intend to securitize these loans during the second or third quarters of 2004.

We completed a “Sequoia” program securitization of residential loans during April 2004 (Sequoia 2004-4), issuing asset-backed securities (long-term debt) totaling $822 million. We also completed our fourth Acacia CDO in April 2004, issuing asset-backed securities totaling $293 million. We were able to issue securities at tighter spreads to LIBOR than in the past; tighter spreads reduce our cost of funds and partially offset the effect of the higher prices we are paying for loans.

In April 2004, residential loan credit-enhancement securities with a principal value of $7 million were called, generating a GAAP gain of $3 million. Rapid prepayments, strong credit results, and rising housing prices continue to benefit this portfolio.

SUPPLEMENTAL FINANCIAL DATA

Supplemental financial data and additional financial measures regarding our operations are available on our web site at www.redwoodtrust.com. None of the information on or hyperlinked from our website is incorporated into this Form 10-Q.

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

In addition to our valuation processes, we are active acquirers and occasional sellers of the assets and interest rate agreements we own. Thus, we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets in our portfolio. In addition, on a periodic basis, we use third party sources to validate our estimates.

Valuation adjustments to our real estate loans held-for-sale and our trading securities are reported as net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment. In general, adjustments to the fair value of our securities available-for-sale are reported through our balance sheet as a component of accumulated other comprehensive income in Stockholders’ Equity within the cumulative unrealized gains and losses classified as accumulated other comprehensive income. The exception to this treatment of our securities available-for-sale is when a specific impairment is identified or a decrease in fair value results from a decline in estimated cash flows that may be considered an other-than-temporary change. In such cases, the resulting decrease in fair value is recorded in net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment.

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

Under the effective yield method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in increasing yields being recognized from our current portfolio of residential loan credit-enhancement securities. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and may represent a permanent impairment, in which case the asset may be written down to its fair value through the Consolidated Statement of Income.

Credit Reserves

The credit reserve for our residential real estate loans is adjusted by taking credit provisions through our Consolidated Statements of Income. The reserves are the result of estimates of collective loan impairment and inherent losses considering historical loss experience (including industry and rating agency data), current conditions, and adjustments to historic conditions. Our collective loan impairment and inherent loss evaluation considers several components including, but not limited to, such factors as the age of loans, underwriting standards, business climate, economic conditions, geographic considerations, past performance of similar loans and other observable data including our extensive industry experience.

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

Many of the assets in our securities portfolio benefit from material forms of credit-enhancement, and, thus no credit reserves have been established to date for these assets. Unrealized losses on these securities are reported as a component of net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered to represent a permanent impairment.

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

Accounting for Derivatives Instruments (Interest Rate Agreements)

We incorporate the use of derivative instruments to manage certain risks such as market value risk and interest rate risk. The derivative instruments we employ include, but are not limited to, interest rate swaps, interest rate options, options on swaps, futures contracts, options on futures contracts, options on forward purchases, and other similar derivatives. We collectively refer to these derivative instruments as “interest rate agreements”.

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

We elect to account for certain interest rate agreements as cash flow hedges. We record these derivatives at their estimated fair market value, and generally record changes in their fair value in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earning. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

Our earnings for the first quarter of 2004 were $51 million, or $2.49 per share, an increase from the $0.88 per share we earned in the first quarter of 2003.

The increase in our earnings for first quarter of 2004 as compared to the same period in 2003 was primarily a result of improved capital efficiencies, additional assets, increasing yields on our residential credit-enhancement securities, and realized gains from calls and sales of assets. The table below shows earnings and the related per share amounts for the three months ended March 31, 2004 and 2003.

Table 1
Net Income Available to Common Stockholders
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Net Income Available to Common Stockholders	$50,791	$14,932
Average Diluted Shares Outstanding	20,398,644	16,983,513
Diluted Earnings Per Share	$2.49	$0.88

Net Interest Income

Net interest income was $45 million for the first quarter of 2004, as compared to $24 million for the same period in 2003. Growth in our equity capital employed drove our growth in net interest income. We also benefited from faster than anticipated prepayment rates on loans underlying our residential loan credit-

enhancement securities resulting in increased amortization of the unamortized discount into income, an improved asset mix, and strong credit results.

Table 2
Net Interest Income
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Interest Income	$124,837	$61,125
Interest Expense	(79,577)	(36,933)

Net Interest Income	$45,260	$24,192
Net Interest Income as a Percentage of Average Equity	31.0%	19.8%

Interest Income

Our total interest income was $125 million in for the first quarter of 2004, an increase from the $61 million we earned during the first quarter of 2003.

Table 3
Total Interest Income and Yield
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Interest Income	$130,832	$63,489
Net Discount (Premium) Amortization	(3,484)	(608)
Provision for Credit Losses	(2,511)	(1,756)

Total Interest Income	$124,837	$61,125
Average Earning Assets	$18,158,335	$7,393,566
Yield on Earning Assets	2.75%	3.31%

Interest income in the first quarter of 2004 increased from 2003 due to growth in our earning assets. Asset growth offset a decline in average yield on our assets. Most of our reported assets are adjustable-rate residential real estate loans, and yields on these assets decline when short-term interest rates fall.

To provide more detail on our interest income trends, we review interest income by product line below. Each of our product lines is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

Table 4
Residential Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Interest Income	$112,852	$50,225
Net Discount (Premium) Amortization	(11,515)	(6,155)

Interest Income before Provision for Credit Losses	101,337	44,070
Provision for Credit Losses	(2,511)	(1,756)

Total Interest Income	$98,826	$42,314
Average Amortized Cost	$16,916,295	$6,603,149
Yield	2.34%	2.55%

Interest income on residential real estate loans has increased as a result of higher average balances, offset by lower yields. Yields on these residential real estate loans have continued to trend down as most of these loans have coupon rates that adjust monthly or every six months as a function of the one- or six-month London Inter-Bank Offered Rate (LIBOR). Short-term interest rates such as LIBOR were relatively flat during the first quarter of 2004, after adjusting lower throughout 2003 and 2002.

Of the $18.1 billion residential real estate loans reported on our Consolidated Balance Sheet on March 31, 2004, $18.0 billion have been transferred to securitization trusts that have issued asset-backed securities, generally under the ‘Sequoia” name. We have retained a small portion of the asset backed-securities issued by these trusts. Because of the structure of these securitizations, we show on our consolidated balance sheet 100% of the assets of these trusts as “assets” and all of the asset-backed securities issued by these trusts as “long-term debt”.

Residential real estate loans that had not yet been sold to securitization trusts totaled $97 million at March 31, 2004; these loans were financed with $92 million of short-term debt.

Residential Loan Credit-Enhancement Securities

Table 5
Residential Loan Credit-Enhancement Securities – Interest Income and Yield
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Interest Income	$6,896	$8,148
Net Discount (Premium) Amortization	8,637	5,545

Total Interest Income	$15,533	$13,693
Average Amortized Cost	$287,078	$278,339
Yield	21.64%	19.68%

Interest income recognized from residential loan credit-enhancement securities (as reported for GAAP) increased slightly during the first quarter of 2004, as compared to the first quarter of 2003, primarily due to an increase in yields as well as an increase in total securities. Yields on this portfolio increased as a result of rapid prepayments, low credit losses, and a delay of the timing of anticipated credit losses.

During 2003, and continuing through the first quarter of 2004, we experienced significant call activity in this residential credit-enhancement securities portfolio. In most cases, it is the highest yielding assets that get called. As a result of these calls of higher-yielding assets, the average yield we realize on an on-going basis from the remaining residential credit-enhancement securities has declined as compared to the third and fourth quarters of 2003 when yields exceeded 25%. We expect that more of the higher-yielding securities will be called in the future. This would likely increase earnings in the short term (calls on these securities typically generate long-term capital gain income), but would likely further reduce the average on-going yield from this portfolio.

A portion ($119 million on March 31, 2004) of the residential credit-enhancement securities reported on our consolidated balance sheet have been transferred to securitization trusts in which we have retained a partial interest. The remainder ($256 million) of the total reported balance ($375 million) of these securities have not been transferred to securitization trusts. At March 31, 2004, we have not pledged any of the residential credit-enhancement securities we own as collateral for short-term borrowings.

Commercial Real Estate Loans

Table 6
Commercial Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Interest Income	$823	$816
Net Discount (Premium) Amortization	(122)	—

Interest Income before Provision for Credit Losses	701	816
Provision for Credit Losses	—	—

Total Interest Income	$701	$816
Average Amortized Cost	$22,316	$30,888
Yield	12.56%	10.57%

The yield on our commercial real estate loan portfolio was higher during the first quarter of 2004 as compared to the same period for 2003 due to investments in higher-yielding commercial loans and commercial loan participations during 2003 as well as the payoff of lower-yielding loans during 2003. No additional commercial loan investments were made during the first quarter of 2004.

Securities Portfolio

Table 7
Securities Portfolio – Interest Income and Yield
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Interest Income	$10,095	$4,189
Net Discount (Premium) Amortization	(484)	3

Total Interest Income	$9,611	$4,192
Average Amortized Cost	$862,005	$360,084
Yield	4.46%	4.66%

Total interest income increased over the last year for the securities portfolio as the total size of the portfolio grew. Yields for the total reported securities portfolio decreased in 2003 and through the first quarter of 2004 as the coupon rates on adjustable-rate loan securities continued to reset downwards, reflecting a lagged response to previous declines in short-term interest rates. In addition, the yields on newly acquired fixed-rate and hybrid securities were lower than in previous years as a result of lower longer-term interest rates.

The bulk of the securities portfolio reported on our consolidated balance sheet ($744 million out of $937 million at March 31, 2004) are owned by Acacia or Sequoia asset-backed securitization trusts in which Redwood has retained a partial interest. Because of the structure of these securitizations, we show on our Consolidated Balance Sheet 100% of the assets of these trusts as “assets” and all of the asset-backed securities issued by these trusts as “long-term debt”.

The remainder ($193 million) of the securities reported on our consolidated balance sheet were owned by us; these assets were financed with $186 million of short-term debt.

Table 8
Interest Expense
(dollars in thousands)

	Three Months Ended
	March 31
	2004	2003
Interest Expense on Asset-Backed Securities	68,497	32,124
Amortization of Deferred Bond Issuance Costs	3,544	1,779
Net Interest Rate Agreement Expense	4,965	1,090

Total Interest Expense on Asset-Backed Securities	$77,006	$34,993
Average Asset-Backed Securities	$17,299,503	$6,637,053
Cost of Funds on Asset-Backed Securities	1.78%	2.11%
Interest Expense on Redwood’s Short-Term Debt	$2,571	$1,940
Average Short-Term Debt	$447,931	$399,130
Cost of Funds on Redwood’s Short-Term Debt	2.30%	1.94%
Total GAAP Interest Expense	$79,577	$36,933
Average Total GAAP Debt	$17,747,434	$7,036,183
Cost of Funds on Total GAAP Debt	1.79%	2.10%

Our interest expense includes payments made on all the asset-backed securities issued by securitization trusts that are consolidated on our balance sheet as “long-term debt”. We expensed $77 million for these asset-backed securities during the first quarter of 2004. The yield (cost of funds) on these asset-backed securities decreased over the last year as interest rates fell. The total interest expense on asset-backed securities rose as a result of increases in the average asset-backed securities balances outstanding during the first quarter of 2004, as compared to the same period in 2003.

Our short-term debt borrowings (collateralized by loans and securities) totaled $278 million at March 31, 2004. The interest rate on these borrowings rose to 2.30% during the first quarter of 2004, as compared to 1.94% during the first quarter of 2003, due to increased borrowing costs for assets financed under a warehouse agreement for Acacia CDO 4 (an asset-backed securities issuance that was completed in April 2004).

Interest Rate Agreements

We enter into interest rate agreements to assist in the management of interest rate risk. The Sequoia, Acacia, and other securitization trusts that are consolidated on to our balance sheet also enter into interest rate agreements for hedging purposes; these agreements are included on our balance sheet and income and expense from these agreements are included in our income statement.

We utilize cash flow hedge accounting treatment for many of our interest rate agreements and for Sequoia and Acacia interest rate agreements consolidated onto our balance sheet. Under this accounting treatment, interest rate agreements are reported at fair market value through our Consolidated Balance Sheet, with any ineffective portion of the hedges reflected in our Consolidated Statements of Income through interest expense. We recognized a minimal amount of ineffectiveness on these hedges during 2003. (Also see “Critical Accounting Policies, Accounting for Derivative Instruments” and “Note 7. Interest Rate Agreements” in our Consolidated Notes To Financial Statements.)

As of March 31, 2004, net unrealized and realized market value losses on total consolidated interest rate agreements equalled $9.4 million; these losses were included in accumulated other comprehensive income on our Consolidated Balance Sheet. This $9.4 million balance consists of $0.6 million of realized net losses on interest rate agreements designated as cash flow hedges that have expired or terminated, and $8.8 million of unrealized net gains designated as cash flow hedges that are outstanding at March 31, 2004. The $0.6 million of realized losses will be reclassified to interest expense in our Consolidated Statements of Income over the effective period for the hedged transactions subsequent to March 31, 2004.

Operating Expenses

Operating expenses totaled $10 million during the first quarter of 2004 as compared to $8 million during the first quarter of 2003. Fixed operating expenses have increased by approximately 49% over the prior year (from $2.7 million to $4.0 million) due to increases in the scale of our business. A significant portion of our operating expenses reflect variable performance-based compensation, primarily employee bonus expenses (that generally fluctuate as a function of adjusted return on equity) and option-related dividend equivalent rights (DER) expenses (that fluctuate as a function of REIT taxable income per share and the number of options with DER rights outstanding). Performance-based compensation expenses were slightly higher during the first quarter of 2004 ($4.0 million) as compared to the same period in 2003 ($3.8 million). Adjusted return on equity and REIT taxable income per share were materially higher in 2004. The increase in performance-related expenses was modest, however, as the number of options with DER rights was reduced due to option exercises.

Our operating expenses include the expenses associated with a portion of our stock options that require variable accounting treatment. This expense represents the change in the in-the-money amount (stock price less strike price, times number of options outstanding) of a portion of our outstanding stock options. This is not a cash expense. We incur this expense when our stock price increases. During the quarters ending March 31, 2004 and 2003, we recognized in operating expenses a variable stock option expense of $1.4 million and $1.0 million, respectively.

In the fourth quarter of 2003, we adopted, effective January 1, 2003, the fair value method of accounting for stock options expense and related items for all stock options granted since January 1, 2003. For the stock options granted during 2003 and 2004, the estimated fair value of these options will be amortized as an operating expense on our Consolidated Statements of Income over the options’ related vesting period. Any future cash dividend equivalent right (DER) payments on these stock options will be recorded as a payment of dividends and a reduction of retained earnings. For stock options granted prior to 2003, we will continue apply the provisions of APB Opinion No. 25 to record operating expenses for cash DER payments and we will calculate the effect to earnings that the adoption of the fair value method of accounting under SFAS 123 would have caused and disclose such information in the Notes to Consolidated Financial Statements. We recognized stock option compensation expense of $0.3 million during the first quarter of 2004.

Included as a component of Operating Expenses is a provision for excise taxes of $0.3 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. To the extent a REIT’s distributions declared during a calendar year are less than 85% of its REIT taxable income earned in that calendar year plus 100% of the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall.

Provision for Income Taxes

We retained permanently approximately 10% of the ordinary REIT taxable income we earned in 2003 and we will declare the distribution of the remainder as dividends by September 2004. We also retained 100% of the taxable income that we earned at our taxable REIT subsidiaries in 2003. For 2004, our current plan is to follow the same pattern: permanently retain approximately 10% of the ordinary REIT taxable income and 100% of the taxable income that we earn at our taxable REIT subsidiaries.

We accrue for income taxes based on the portion of our total estimated REIT taxable income that we plan to retain permanently. During three months ending March 31, 2004 and 2003, we incurred as an expense for income taxes $1.9 million and $1.2 million, respectively on the Consolidated Statements of Income based on our estimate of taxable income generation and our retention plans.

Our taxable subsidiary RWT Holdings, Inc. (“Holdings”) was profitable during 2003 and for the first quarter of 2004. Holdings is benefiting from federal net operating loss carry forwards (NOLs). Holdings’ California state NOLs are available during 2004, but were not available during 2003 or 2002 due to California’s suspension of NOLs. Of the $1.9 million and $1.2 million of income taxes accrued during the first quarters of 2004 and 2003, $0.0 million and $0.1 million, respectively, related to state income taxes based on our current estimates of taxable income generated at Holdings. See also ‘Dividends and Taxable Income” below.

Net Recognized Gains (Losses) and Valuation Adjustments

Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. During the first quarter of 2004, we reported a net decrease in accumulated other comprehensive income of $3.7 million, as compared to a decrease of $1.0 million during the first quarter of 2003. Changes in this account may reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains and losses on our interest rate agreements.

Fluctuations in the market value of certain of our real estate loan assets and interest rate agreements may also affect our net income. The $17.4 million of net recognized gains and valuation adjustments reported during the first quarter of 2004 on our Consolidated Statements of Income was comprised of $11.8 million of net realized gains related to redemptions (calls) of residential credit-enhancement securities, $6.2 million of realized gains related to the sale of seasoned residential credit-enhancement securities that had significantly appreciated, offset by $0.6 million of fair value adjustments of a portion of our securities and a commercial real estate loan. The $0.9 million of net recognized gains and valuation adjustments reported during the first quarter of 2003 on our Consolidated Statements of Income was comprised of $0.9 million of net realized gains related to redemptions (calls) of residential credit-enhancement securities, $0.7 million of net gains from the sale of residential real estate loans, offset by $0.7 million of fair value adjustments of a portion of our securities.

Dividends on Preferred Stock

Our distributions of preferred stock dividends were $0.7 million per quarter through the first quarter of 2003 (reflecting a dividend of $0.755 per share on 902,068 preferred shares outstanding). In May 2003 we converted each of the outstanding shares of preferred stock into shares of common stock.

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

We estimate that our taxable income (income earned at REIT and taxable subsidiaries, in each case before income taxes) totaled $49 million ($2.48 per share for each share outstanding at quarter end) for the first quarter of 2004. Of this, $46 million ($2.33 per share) was REIT taxable income and $3 million ($0.15 per share) was pre-tax income earned at our taxable REIT subsidiary, Holdings. Before the effect of tax deductions related to stock options exercised during the quarter, REIT taxable income was $58 million ($2.93 per share). The gain for tax purposes recognized from calls and sales of securities during the quarter was $17 million ($0.87 per share). REIT taxable income for the quarter after excluding the effects of stock option exercises, asset calls, and asset sales was $41 million ($2.05 per share). We estimate that our taxable income totaled $171 million for 2003 ($8.97 per share). Of this, $163 million ($8.57 per share) was REIT taxable income, and $8 million was earned at our taxable REIT subsidiary, Holdings. We permanently retained an estimated $20 million of our taxable income at Redwood and Holdings (before applicable federal and state income taxes of $6 million) from 2003. Retaining earnings and deferring distributions should help support future investments in real estate assets as well as increasing our book value per share.

Based on our estimate of 2003 REIT taxable income, we entered 2004 with $49 million of undistributed REIT taxable income that we will pay as dividends to our shareholders during 2004. Our estimates of taxable income are subject to change.

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

Table 9
Differences Between GAAP Net Income and Estimated Taxable Income
(all dollars in thousands)

	For the Quarter
	Ended March 31,	For the Year Ended
	2004	December 31, 2003
GAAP Net Income	$50,791	$131,713
Amortization and credit expenses	6,696	39,269
Operating expenses	3,449	9,989
Stock options exercised	(11,889)	(4,011)
Provision for excise tax	300	1,203
Asset valuation adjustments	(340)	(7,126)

Estimated Total Taxable Income	49,007	171,037
(Earnings)/losses from taxable subsidiaries	(2,983)	(7,653)

Estimated REIT taxable income	$46,024	$163,384

We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of unrelated business taxable income (UBTI) or excess inclusion income to our shareholders or prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Earning Assets

Residential Real Estate Loans – Our residential real estate loan portfolio (which includes loans transferred to Sequoia trusts that are consolidated onto our balance sheet) grew from $16.2 billion at the beginning of 2004 to $18.1 billion by March 31, 2004. Of the $18.1 billion residential real estate loan portfolio at March 31, 2004, $18 billion had been transferred to Sequoia and securitized while $97 million were unsecuritized. The unsecuritized residential real estate loans were financed with $92 million of short-term debt at March 31, 2004 and later securitized via Sequoia in the second quarter of 2004.

During the first quarter of

2004, we acquired and transferred to Sequoia for securitization $2.3 billion of adjustable-rate residential mortgage loans. There were $0.5 billion in principal repayments on this portfolio during the first quarter of 2004. We plan to continue to expand our relationships with originators and to expand the types of residential loans we acquire. We plan to continue transfering our residential loans to Sequoia securitization trusts, and Sequoia intends to continue securitizing these loans. As a result, the consolidated balance of loans and asset-backed securities issued (accounted for as long-term debt) reported on our balance sheet is likely to continue to increase.

Residential Loan Credit-Enhancement Securities – At March 31, 2004, we owned residential loan credit-enhancement securities with a market value totaling $375 million. These securities had a principal (face) value of $634 million, an increase of 2% from the $624 million we owned on December 31, 2003. Of the $634 million principal of these securities reported on our balance sheet at March 31, 2004, $135 million principal of these securities were consolidated onto our balance sheet from bankruptcy-remote securitization trusts (Acacia and Sequoia) in which we retained a subordinated interest.

At March 31, 2004, the adjusted cost basis of our residential loan credit-enhancement securities was $306 million. We mark these securities to market on our Consolidated Balance Sheets. The $69 million difference between our adjusted cost basis and our carrying value represents net unrealized market value gains at March 31, 2004.

Of the $328 million difference between the principal value and adjusted cost basis of these residential loan credit-enhancement securities at March 31, 2004, we designated $212 million as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), with the remaining $116 million representing a purchase discount to be accreted into income over time.

During the first quarter of 2004, we acquired residential loan credit-enhancement securities with a principal value of $79 million and we experienced principal payments, including calls, of $35 million. We intend to continue to invest in these securities throughout the remainder of 2004.

The total loans underlying these residential loan credit-enhancement securities increased from $68 billion on December 31, 2003 to $71 billion on March 31, 2004. Although the loans we credit-enhanced increased in total, rapid prepayments of these underlying loans throughout 2003 and continuing into the first quarter of 2004 reduced the amount of loans credit-enhanced by each individual security, and thus reduced potential credit risk for each of our securities.

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

During the first quarter of 2004, residential loan credit-enhancement securities with a principal value of $26 million were called, resulting in net realized gains of $12 million. Of the $12 million of net realized gains related to redemptions (calls) of our credit-enhancement securities recognized on our Consolidated Statements of Income during the first quarter of 2004, $6 million had been recognized as unrealized gains in accumulated other comprehensive income in Stockholders’ Equity through December 31, 2003 on our Consolidated Balance Sheet. We expect to realize additional call income in 2004 from the $34 million principal value of residential credit-enhancement securities we owned as of March 31, 2004 that were callable and from other securities that will become callable during 2004. We do not have an accurate way, however, to determine when or if these callable securities will be called.

During the first quarter of 2004, we sold residential loan credit-enhancement securities with a principal value of $23 million, resulting in net realized gains of $6 million. These residential credit-enhancement securities had significantly appreciated, but had little future additional appreciation potential. Of the $6 million of net realized gains related to redemptions (calls) of our credit-enhancement securities recognized on our Consolidated Statements of Income during the first quarter of 2004, $6 million had been recognized as unrealized gains in accumulated other comprehensive income in Stockholders’ Equity through December 31, 2003 on our Consolidated Balance Sheet.

Commercial Real Estate Loans – Our commercial real estate loan portfolio decreased slightly during the first quarter of 2004 to $22 million at March 31, 2004, due to principal paydowns, amortization and a fair value write down of $75,000 due to vacancies at a commercial property. We did not make any additional investments in commercial real estate loans, but we plan to make additional investments in commercial real estate loans through the remainder of 2004.

Securities Portfolio – We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, interests in real estate oriented collateralized debt obligations (CDOs), and corporate bonds issued by REITS, in each case primarily rated AA, A, BBB, and BB. We transfer the securities we acquire to Acacia bankruptcy-remote securitization trusts. Acacia issues CDO asset-backed securities to fund the acquisition of these assets. We consolidate Acacia’s assets, and we reflect Acacia’s issuance of CDO asset-backed securities as non-recourse long-term debt on our Consolidated Balance Sheet.

Our consolidated securities portfolio totaled $937 million in carrying value on March 31, 2004, of which $767 million have been transferred to Acacia securitization trusts. During the first quarter of 2004, we acquired securities totaling $86 million, received payments of principal totaling $10 million, and experienced unrealized market value gains of $16 million; as a result, our consolidated securities portfolio grew by $92 million of securities from the $845 million we reported on a consolidated basis on December 31, 2003.

Prior to the transfer of our securities to Acacia, we finance our acquisitions of securities with short-term recourse debt (typically through a third-party warehouse agreement). At March 31, 2004, we had $186 million of short-term debt outstanding collateralized by our securities portfolio. In April 2004, we issued $293 million of asset-backed securities (accounted for as long-term debt) through Acacia CDO 4, LTD. These asset-backed securities are collateralized by residential and commercial real estate loan securities and other securities. The proceeds received from this issuance were used to pay down the short-term debt that was temporarily financing this portion of our securities portfolio.

Reserves for Credit Losses and Credit Results

Residential Real Estate Loans – The reserve for credit losses on our residential real estate loans is included as a component of our residential real estate loans on our Consolidated Balance Sheet. The balance of this reserve represents estimated losses as of March 31, 2004. Our residential real estate loan reserve balance was 0.11% of the current balance of this portfolio as of March 31, 2004, as compared to 0.10% of the current balance of this portfolio as of December 31, 2003. During three months ended March 31, 2004 and 2003, the provision for credit losses recorded on our Consolidated Statements on Income was $2.5 million, and $1.8 million, respectively. There were no charge offs recorded in this portfolio during the three months ended March 31, 2004. Charge offs recorded in this portfolio during the three months ended March 31, 2003 totaled $31,000.

Delinquencies in this portfolio decreased from $5.4 million at December 31, 2003 to $3.4 million at March 31, 2004. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.02% of our current loan balances at March 31, 2003. Although our recent credit results were favorable, probable losses exist in the portfolio as of March 31, 2004 and we expect delinquencies and charge-offs of our current residential loans to increase from current levels.

Residential Loan Credit-Enhancement Securities – Credit losses on residential loans that we credit enhance through our ownership of residential loan credit-enhancement securities totaled $103,000 during the first quarter of 2004. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $71 billion of underlying loans we credit enhanced at March 31, 2004. Some of our residential loan credit-enhancement securities benefit from first or second loss interests held by others (external credit-enhancement). The total $103,000 total credit losses to the underlying loans during the first quarter of 2004 were incurred by us, while there were no losses borne by external credit-enhancement. These losses reduced the principal value of our residential loan credit-enhancement securities by $103,000.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in the underlying portfolio of residential loans that we credit enhance were $143 million at March 31, 2004. Delinquencies as a percentage of the residential loans we credit enhance increased from 0.19% at December 31, 2003 to 0.20% at March 31, 2004. We expect delinquencies and losses for our existing residential loan credit-enhancement securities to increase further from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans.

At March 31, 2004, we had $44 million of external credit-enhancement and $217 million of internally-designated credit protection for this portfolio. External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests that are junior to us and are owned by others. The combined balance of external and internally-designated credit protection represented 37 basis points (0.37%) of the $71 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.

Commercial Real Estate Loans – Certain business and economic factors – as well as factors particular to each of our other commercial loans – could cause credit concerns and issues on commercial loans in our portfolio. If this occurs, we may need to provide for future losses on our commercial loans held-for-investment or reduce the reported value for commercial loans held-for-sale. During the first quarter of 2004, we wrote down the reported value of a commercial loan held-for-sale by $75,000. This write down was precipitated by vacancies at the underlying commercial property. There were no other writedowns of commercial loans or credit reserves established for our commercial loan portfolio during the first quarter of 2004.

Securities Portfolio – The securities portfolio consists of real estate loan securities including prime residential, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, real estate CDO securities and equity, and corporate debt issued by REITs that own commercial real estate properties. As investors in these generally investment-grade and BB-rated securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of our assets) from some credit-enhancement that the rating agencies require in order to give these securities an investment-grade or BB rating. We have had no credit losses or unrealized market value writedowns from this portfolio during the first quarter of 2004.

Short-Term Debt

Short-term debt was $278 million at March 31, 2004. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR.

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

Long-Term Debt

We currently fund our operations with equity and with short-term debt used to temporarily finance assets prior to their transfer to securitization trusts. The long-term debt on our consolidated balance sheet represents asset-backed securities, the obligations of which will be repaid exclusively from the cash flows from the assets that have been transferred to the securitization trusts.

We own subordinated interests in Sequoia and Acacia securitization trusts. These entities issue asset-backed securities that are obligations of the securitization trust (and are non-recourse to Redwood). We consolidate the asset-backed securities issued by these trusts onto our balance sheet as long-term debt. Long-term debt consolidated in this manner totaled $18.6 billion at March 31, 2004, compared to $16.8 billion at December 31, 2003. The majority of the asset-backed securities that Sequoia and Acacia issue pay a coupon rate that adjusts every month, every three months, or every six months to either one-, three-, or six-month LIBOR plus a margin.

Sequoia trusts issue asset-backed securities to finance residential real estate loans. Sequoia had $17.8 billion of asset-backed securities outstanding at March 31, 2004 versus $16.0 billion at December 31, 2003. During the first quarter of 2004, Sequoia issued $2.3 billion of asset-backed securities.

Acacia trusts issue asset-backed securities of a type known as collateralized debt obligations (“CDO”) to fund their acquisition of real estate securities. Acacia CDO issuance outstanding (principal value) was $847 million as of both March 31, 2004 and December 31, 2003. Acacia issued $293 million (principal value) of CDO securities in April 2004.

Equity Capital

Our common equity base increased 10%, from $553 million at December 31, 2003 to $608 million at March 31, 2004 as a result of $51 million in earnings, $31 million in stock issuance and stock option exercises, offset by $23 million in dividends declared during the first quarter of 2004 and a $4 million net decrease in the values of certain assets marked-to-market through our Consolidated Balance Sheet. We intend to raise additional equity capital in the future when opportunities to expand our business are attractive and when we believe such issuance is likely to benefit long-term earnings and dividends per share.

Cash Requirements and Sources of Cash

We require cash to fund our investing and operating activities, service our debt, and fund our dividend distributions. Our primary sources of cash are short-term borrowings, the issuance of asset-backed securities accounted for as long-term debt investment proceeds, principal and interest payments from our real estate loan investments, and the issuance of common stock.

We purchase real estate loan investments with cash sourced from short-term borrowings prior to financing these assets to maturity with asset-backed securities issuance through Sequoia and Acacia bankruptcy-remote securitization trusts. Our sources of short-term borrowings include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings.

After the accumulation period, we finance to maturity our residential real estate loans and certain other real estate securities we have accumulated for Acacia by issuing asset-backed securities through our Sequoia and Acacia securitization trusts. These trusts issue non-recourse asset-backed security obligations primarily in a senior/subordinated structure to provide credit-enhancement to the senior security interests in the pool.

Our business depends upon being able to access the short-term debt markets to fund investments in real estate. If these markets are not available in the future, we would only be able to fund new assets to the extent we had equity capital. Our long-term financed assets would not be affected by a lack of liquidity in the debt markets since these assets are financed with securities that are not only non-recourse, but also have payments tied to the related pledged assets. If the securitization markets were not available and financing from short-term debt was not available, assets previously held with short-term debt would have to be sold to the extent we could not finance them with available equity capital.

As required by the governing documents related to each series of securities issuance, the Sequoia and Acacia bond collateral is held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) on the bond collateral and make corresponding principal and interest payments on the asset-backed securities. These payments are reflected on our Consolidated Statement of Cash Flows under Cash Flows from Financing Activities but are restricted to the payment of asset-backed securities (accounted for as long-term debt) on a series-by-series basis. Accordingly, such cash flows from one series are not available for payments on any other series or for general corporate purposes. Asset-backed securities obligationsare payable solely from the bond collateral and are otherwise non-recourse to Redwood Trust. Typically, cash from the underlying assets is first distributed to the senior asset-backed securities while any credit losses in the loan pool first reduces the principal of the subordinated interests. At any point in time, a portion of the other assets reported on our Consolidated Balance Sheets includes restricted cash held by securitization trusts to pay holders of Sequoia and Acacia asset-backed securities.

Off-Balance Sheet Commitments

The majority of our assets are funded with asset-backed securities issued in securitizations. We consolidate the assets and liabilities of these securitizations and therefore these transactions do not create off balance-sheet commitments.

Our only category of off-balance sheet commitments are the forward purchase commitments we enter into to purchase real estate loan assets. At March 31, 2004, pursuant to the ordinary course of business, we had commitments to purchase $855 million real estate loan and security investments which settled in April 2004. The fair value remained unchanged from commitment through settlement date.

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

Many of the assets in the securities portfolio benefit from material forms of external credit-enhancement, and thus no credit reserves have been established to date for these assets. Unrealized losses on these securities are reported as a component of net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered to represent a permanent impairment. (See “Critical Accounting Policies, Credit Reserves” above.)

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

Liquidity Risk

Our short-term debt obligations were $278 million at March 31, 2004. These debt obligations were secured by assets accumulated for future transfer to Sequoia and Acacia bankruptcy-remote securitization trusts. The assets securing this debt were high-quality residential real estate loans and investment-grade and BB-rated real estate loan securities.

In periods of reduced liquidity in capital markets, or for other reasons, we may not be able to roll over our maturing short-term debt obligations. In addition, falling asset prices may trigger margin calls. We believe that – in most markets – we could readily sell these assets to satisfy our debt obligations to meet margin calls or other liquidity needs related to this debt. In an adverse market for these assets, however, any such sale of assets may fail to satisfy our debt obligations or liquidity requirements.

At this time, we see no material negative trends that we believe would affect our access to sufficient short-term borrowings or the valuation of the assets we use to secure these borrowings. We plan to continue to utilize short-term borrowings to accumulate real estate loan assets prior to their permanent financing through long-term debt issued from securitization trusts.

We own interests in securitization trusts (such as Sequoia and Acacia) that issue non-recourse asset-backed security obligations. Payments of principal and interest by these trusts to the holders of asset-backed securities issued by these trusts are not the legal obligation of Redwood Trust. We could lose the entire investment we have made in these trusts, but we will not be required to provide any liquidity in the event of a default of one of these trusts on the trusts’ asset-backed securities obligations. Furthermore, Redwood has not pledged the interests it has retained in these trusts to secure short-term borrowings. As the seller of assets to these trusts prior to securitization, in some cases we have the obligation under representation and warranty provisions to repurchase assets from the trusts in limited circumstances such as fraud. We have obtained, however, similar representations and warranties from the companies from whom we acquired the assets. As a result, Redwood’s liquidity risk from representations and warranties should be minimal as long as our counterparties meet their obligations. We believe our ownership of interests in these trusts is unlikely to be a source of potential liquidity risk for Redwood.

The table below presents our contractual obligations and commitments as of March 31, 2004, as well as the consolidated obligations of the securitization trusts in which we own an interest. The reported debt appears on our Consolidated Balance Sheet. The operating leases are commitments that are expensed based on the terms of the related contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 10
Contractual Obligations and Commitments as of March 31, 2004
(dollars in thousands)

	Payments Due or Commitment Expiration By Period
		Less than	1-5	After 5
	Total	1 year	years	years
Short-Term Debt	$277,910	$277,910	$—	$—
Long-Term Debt, Residential	18,577,594	—	—	18,577,594
Long-Term Debt, Commercial	5,436	—	5,436	—
Operating Leases	7,891	1,274	3,390	3,227
Purchase Commitments — Securities	16,452	16,452	—	—
Purchase Commitments — Whole Loans	838,528	838,528	—	—

Total Obligations and Commitments	$19,723,811	$1,134,164	$8,826	$18,580,821

Note: All “long-term debt” issues (asset-backed securities issued) are collateralized by associated assets and, although the stated maturity is as shown, the asset-backed security liabilities will pay down as the principal of the associated real estate loans or securities pay down.

At March 31, 2004, we had $58 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 21% of our short-term debt balances. Increases or decreases in this ratio at different balance sheet dates primarily are the result of the timing of transfers of assets to securitization trusts. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.

Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

Interest Rate Risk

Our strategy is to maintain an asset/liability posture on a consolidated basis (including assets owned by and the asset-backed debt securities issued by securitization trusts) that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates, yield curves, or loan prepayment rates. In general, the interest rate characteristics of the asset-backed securities issued by consolidated securitization trusts, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those trusts. At March 31, 2004, on a consolidated basis, we consolidated as long-term debt $18.3 billion of outstanding adjustable-rate asset-backed securities collateralized by adjustable-rate assets and $0.5 billion of fixed/hybrid rate asset-backed securities funding consolidated fixed/hybrid rate assets. The remainder of our assets (mostly variable-rate assets, but also some hybrid and fixed-rate assets) were funded with equity.

In the past, as a part of our asset/liability strategy, we maintained a slight mismatch between the interest rate adjustment periods of consolidated adjustable-rate assert-backed securities and consolidated adjustable-rate assets (a portion of the six-month adjustable assets were funded with one-month adjustable asset-backed securities). We have been progressively reducing the amount of this mismatch. Sequoia has been issuing a greater amount of six-month adjustable asset-backed securities in order to better match its assets. We have been increasing hedging activities with the goal of reducing remaining mismatches on a consolidated basis to a non-material amount. This increase in hedging activities is likely to benefit us as compared to our prior level of hedging should short-term interest rates rise. If short-term interest rates increase, the cost of our hedging activities will likely increase. In a flat or falling short-term interest rate environment, our newly increased hedging activities will likely increase our interest expense as compared to our prior practice.

Unlike many financial institutions, we do not own, on a consolidated basis, fixed-rate or hybrid assets funded with variable-rate short-term asset-backed securities or debt.

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

Market Value Risk

At March 31, 2004, we reported on a consolidated basis $1.3 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 51% had adjustable-rate coupons, 20% were hybrid loans, and the remaining 29% had fixed-rate coupons. Market value fluctuations of these assets can affect the value of our stockholders’ equity base.

At March 31, 2004, we reported on a consolidated basis real estate loans totaling $8 million that we account for on a lower-of-cost-or-market basis for purposes of determining earnings. All these assets had adjustable-rate coupons.

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

Quantitative and Qualitative Disclosures About Market Risk

For a discussion on the quantitative disclosures about market risk, please refer to our Risk Management presentation in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. We believe our quantitative risk has not materially changed from our disclosures under Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Redwood Trust, Inc. conclude that Redwood’s disclosure controls and procedures are effective as of March 31, 2004 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)	Changes in Internal Control over Financial Reporting. There have been no significant changes in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2004, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. CHANGES IN SECURITIES

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Maximum Number
	Total		Total Number of	of Shares Available
	Number of	Average	Shares Purchased as	for Purchase Under
	Shares	Price Paid	Part of Publicly	Publicly Announced
Period	Purchased	per Share	Announced Programs	Programs

January 1 – January 31, 2004	712	$50.85	—	—
February 1 – February 29, 2004	—	—	—	—
March 1 – March 31, 2004	—	—	—	—

Total	712	$50.85	—	1,000,000

The 712 shares purchased for the three months ended March 31, 2004 represent shares acquired to satisfy tax withholding requirements on the vesting of restricted shares. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Company’s Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2004 by the Company’s auditors, PricewaterhouseCoopers LLP. The services include the annual audit, quarterly reviews, loan document review services, issuances of consents related to SEC filings, and certain tax compliance services.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	Exhibit 11.1	Computation of Earnings Per Share for the three months ended March 31, 2004

	Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – The Company filed the following reports on Form 8-K during the quarter

Date	Items
1/30/04	Item 7 Exhibits (dividend tax information)
Item 12 Results of Operation and Financial Condition

2/27/04	Item 7 Exhibits (earnings press release)
Item 12 Results of Operation and Financial Condition

3/16/04	Item 7 Exhibits (supplemental financial information)
Item 12 Results of Operation and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: May 4, 2004	By:	/s/ Douglas B. Hansen

Douglas B. Hansen
President
(authorized officer of registrant)

Dated: May 4, 2004	By:	/s/ Harold F. Zagunis

Harold F. Zagunis
Vice President, Chief Financial Officer, Secretary, and Treasurer
(principal financial officer)

Dated: May 4, 2004	By:	/s/ Michael S. Churchill

Michael S. Churchill
Vice President, Controller
(principal accounting officer)