Form 10-Q
period 2004-06-30
REDWOOD TRUST INC
filed 2004-08-05
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes   ☒      No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒      No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value)	21,710,157 as of August 4, 2004

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Residential real estate loans	$19,915,575	$16,239,160
Residential home equity lines of credit	326,821	—
Residential loan credit-enhancement securities	442,239	378,727
Commercial real estate loans	33,546	22,419
Securities portfolio	1,095,468	844,714
Cash and cash equivalents	38,461	58,467

Total earning assets	21,852,110	17,543,487
Restricted cash	19,774	21,957
Accrued interest receivable	49,279	39,706
Principal receivable	12,237	13,743
Other assets	28,972	7,877

Total Assets	$21,962,372	$17,626,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term debt	$269,884	$236,437
Asset-backed securities issued	20,870,202	16,782,586
Accrued interest payable	21,512	16,556
Accrued expenses and other liabilities	28,422	25,472
Dividends payable	14,412	12,391

Total Liabilities	21,204,432	17,073,442

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 21,510,801 and 19,062,983 issued and outstanding	215	191
Additional paid-in capital	625,151	517,826
Accumulated other comprehensive income	111,221	82,179
Cumulative earnings	354,851	248,972
Cumulative distributions to stockholders	(333,498)	(295,840)

Total Stockholders’ Equity	757,940	553,328

Total Liabilities and Stockholders’ Equity	$21,962,372	$17,626,770

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Residential real estate loans	$111,113	$49,462	$212,450	$93,532
Residential home equity lines of credit	803	—	803	—
Residential loan credit-enhancement securities	16,077	17,977	31,610	31,670
Commercial real estate loans	868	960	1,569	1,776
Securities portfolio	10,545	5,057	20,156	9,249
Cash and cash equivalents	73	133	239	243

Interest income before provision for credit losses	139,479	73,589	266,827	136,470
Provision for credit losses	(1,500)	(2,163)	(4,011)	(3,919)

Total interest income	137,979	71,426	262,816	132,551
Interest Expense
Short-term debt	(2,490)	(1,639)	(5,061)	(3,579)
Asset-backed securities issued	(87,869)	(40,163)	(164,875)	(75,156)

Total interest expense	(90,359)	(41,802)	(169,936)	(78,735)
Net Interest Income	47,620	29,624	92,880	53,816
Operating expenses	(8,461)	(8,793)	(18,487)	(17,075)
Net recognized gains and valuation adjustments	12,258	2,941	29,695	3,859

Net income before provision for income taxes	51,417	23,772	104,088	40,600
Provision for income taxes	3,671	(1,560)	1,791	(2,775)

Net Income	55,088	22,212	105,879	37,825
Dividends on Class B preferred stock	—	—	—	(681)

Net Income Available to Common Stockholders	$55,088	$22,212	$105,879	$37,144

Earnings Per Share:
Basic Earnings Per Share:
Net income available to common stockholders	$2.67	$1.26	$5.29	$2.18
Diluted Earnings Per Share:
Net income available to common stockholders	$2.58	$1.21	$5.08	$2.09

Dividends declared per common share	$0.670	$0.650	$1.840	$1.300
Dividends declared per preferred share	$—	$—	$—	$0.755

Weighted average shares of common stock and common stock equivalents:
Basic	20,630,186	17,652,854	20,028,267	17,036,286
Diluted	21,325,075	18,433,165	20,855,647	17,730,304

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income available to common stockholders before preferred dividend	$55,088	$22,212	$105,879	$37,825
Other comprehensive income:
Net unrealized gains on available-for-sale securities	12,669	45,002	29,797	44,662
Reclassification adjustment for net gains included in net income	(9,089)	(1,380)	(20,943)	(986)
Net unrealized gains (losses) on cash flow hedges	28,863	(4,034)	19,540	(5,225)
Reclassification of gross realized cash flow hedge losses to asset-backed securities issued	366	744	931	812
Reclassification of gross realized cash flow hedge gains to asset-backed securities issued	(105)	—	(283)	—

Other comprehensive income	32,704	40,332	29,042	39,263

Comprehensive income before preferred dividend	87,792	62,544	134,921	77,088
Dividends on Class B preferred stock	—	—	—	(681)

Comprehensive Income	$87,792	$62,544	$134,921	$76,407

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

     For the Six Months Ended June 30, 2004:

	Class B
	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Cumulative	Cumulative Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
December 31, 2003	—	—	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328

Comprehensive income:
Net income			—	—	—	—	105,879	—	105,879
Net unrealized gain on assets			—	—	—	8,854	—	—	8,854
Available-for-sale
Net unrealized gain on interest rate agreements						20,188			20,188

Total comprehensive income before preferred dividend									134,921
Issuance of common stock			2,447,818	24	107,325	—	—	—	107,349
Dividends declared:
Common			—	—	—	—	—	(37,658)	(37,658)

June 30, 2004	—	—	21,510,801	$215	$625,151	$111,221	$354,851	$(333,498)	$757,940

     For the Six Months Ended June 30, 2003:

	Class B
	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Cumulative	Cumulative Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	$(158,072)	$473,033

Comprehensive income:
Net income			—	—	—	—	37,825	—	37,825
Net unrealized gain on assets			—	—	—	43,676	—	—	43,676
Available-for-sale
Net unrealized loss on interest rate agreements						(4,413)			(4,413)

Total comprehensive income before preferred dividend									77,088
Issuance of common stock			641,503	6	20,107	—	—	—	20,113
Conversion of preferred stock	(902,068)	(26,517)	902,068	9	26,508				—
Dividends declared:
Preferred								(681)	(681)
Common			—	—	—	—	—	(22,377)	(22,377)

June 30, 2003	—	$—	17,820,856	$178	$465,316	$108,409	$154,403	$(181,130)	$547,176

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$105,879	$37,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	(31,555)	(407)
Provision for credit losses	4,011	3,919
Non-cash stock compensation	886	40
Net recognized gains and valuation adjustments	(29,695)	(3,859)
Principal payments on real estate loans held-for-sale	15	150
Net sales of real estate loans held-for-sale	2,339	—
Net purchases of interest rate agreements	(3,321)	(1,683)
Net change in:
Accrued interest receivable	(9,573)	(5,154)
Principal receivable	1,506	(285)
Other assets	(6,929)	(1,049)
Accrued interest payable	4,956	1,402
Accrued expenses and other liabilities	12,665	6,440

Net cash provided by operating activities	51,184	37,339

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(5,377,249)	(3,512,521)
Proceeds from sales of real estate loans held-for-investment	—	73,137
Principal payments on real estate loans held-for-investment	1,330,443	387,272
Purchases of real estate securities available-for-sale	(391,615)	(328,813)
Proceeds from sales of real estate securities available-for-sale	30,891	5,299
Principal payments on real estate securities available-for-sale	101,511	85,440
Net decrease (increase) in restricted cash	2,183	(5,983)

Net cash used in investing activities	(4,303,836)	(3,296,169)

Cash Flows From Financing Activities:
Net borrowings on short-term debt	33,447	117,970
Proceeds from issuance of asset-backed securities	5,472,753	3,634,888
Repayments on asset-backed securities	(1,342,669)	(492,287)
Net proceeds from issuance of common stock	104,752	20,073
Dividends paid	(35,637)	(24,444)

Net cash provided by financing activities	4,232,646	3,256,200

Net decrease in cash and cash equivalents	(20,006)	(2,630)
Cash and cash equivalents at beginning of period	58,467	39,169

Cash and cash equivalents at end of period	$38,461	$36,539

Supplemental disclosure of cash flow information:
Cash paid for interest	$164,980	$77,333
Cash paid for income taxes	$3,945	$3,851
Non-cash financing activity:
Dividends declared but not paid	$14,412	$11,583
Non-cash equity adjustments, equity compensation	$2,573	$34

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 1. REDWOOD TRUST

Redwood Trust, Inc. (Redwood Trust) together with its subsidiaries invests in and credit-enhances real estate loans and securities. Our primary business is investing in and credit enhancing high-quality jumbo residential real estate loans nationwide. We also invest in diverse types of real estate loans through our residential and commercial real estate securities portfolio, our commercial real estate loan portfolio, and our home equity lines of credit (HELOC) portfolio. Our primary source of revenue is monthly loan payments made by homeowners and property owners on their loans, and our primary expense on a consolidated basis is the cost of funds of asset-backed securities issued by securitization trusts that are reported on our Consolidated Balance Sheets and Consolidated Statements of Income. Redwood Trust is structured as a Real Estate Investment Trust (REIT) and therefore the majority of our taxable income (exclusive of income earned in taxable subsidiaries) is distributed to shareholders as dividends.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with our audited consolidated financial statements included in the Redwood Trust Form 10-K for the year ended December 31, 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the expected results for the year ended December 31, 2004.

The June 30, 2004 and December 31, 2003 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, Acacia CDO 4, LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, and Acacia CDO 4, LTD. References to the REIT mean Redwood Trust exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood Trust are RWT Holdings, Inc. and Holdings’ wholly owned subsidiaries.

Substantially all of the assets of Sequoia, consisting primarily of residential real estate loans as part of residential real estate loans on our Consolidated Balance Sheets, are pledged to support asset-backed securities issued by Sequoia. Substantially all of the assets of Acacia, consisting primarily of residential and commercial real estate loan securities and other asset-backed securities included in our residential loan credit-enhancement securities and securities portfolio, are pledged to support asset-backed securities issued by Acacia. The assets of Sequoia and Acacia are not available for the satisfaction of general claims of Redwood Trust. Our exposure to loss (aside from limited loan repurchase obligations in certain circumstances) to the assets or liabilities of securitization trusts sponsored by us, is limited to our net investment in any securities we may have acquired from these trusts for our permanent investment portfolio. The asset-backed securities issued by Sequoia, Acacia, and other securitization trusts sponsored by Redwood Trust are not obligations of Redwood Trust.

All significant intercompany balances and transactions with Sequoia, Acacia, and Holdings have been eliminated in the consolidation of Redwood Trust as of June 30, 2004 and December 31, 2003. Certain amounts for prior periods have been reclassified to conform to the June 30, 2004 presentation.

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

Fair Value. We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. We validate many of our fair value estimates on a quarterly basis and throughout the year by obtaining fair value estimates from dealers who make a market in these financial instruments. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 5, and 9.

Credit Reserves. For consolidated residential and commercial real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the balance sheet date. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics. We adjust the credit reserves by taking credit provisions through our Consolidated Statements of Income. Actual charge-offs reduce the reserves.

Our estimation of collective losses on pools of loans uses loss rate assumptions to calculate estimated losses over the anticipated remaining life of each pool. The reserve is based on the portion of these losses that are assumed to have already been incurred and are expected to be confirmed over an estimated loss confirmation period – the average lag between the incurrence of a credit loss (such as the deterioration of a borrower’s financial condition) and the confirmation of that loss (the identification of an impairment which will result in a charge-off).

Revenue Recognition. When recognizing revenue on consolidated earning assets, we employ the effective yield method to account for purchase premiums, discounts, and other net capitalized fees or costs associated with purchasing and financing real estate loans and securities. For our real estate loans and our investment grade securities, the effective yield method is applied under FAS 91 or EITF 99-20 as appropriate. The use of these methods requires us to project cash flows over the remaining life of each asset and certain liabilities. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

Our consolidated residential loan credit-enhancement securities have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential real estate loans. As a result of the relatively high credit risks of these investments, we are able to purchase credit-enhancement securities at a discount to principal (par) value. A portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is considered as a form of credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment.

Under the effective yield method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in increasing yields being recognized from residential loan credit-enhancement securities. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and may represent a permanent impairment, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.

Risks and Uncertainties
We take certain risks inherent in financial institutions including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk. In addition, there are several risks and uncertainties specific to our business. We seek to actively manage such risks while also providing our stockholders with an appropriate rate of return for risks taken. There can be no assurances that such risks and uncertainties are adequately provided for in our financial statements.

The majority of our consolidated liabilities reported on our balance sheet represent asset-backed securities issued by bankruptcy-remote securitization trusts. The owners of these asset-backed securities have no recourse to Redwood Trust and must look only to the assets of the securitization trust for repayment.

Earning Assets
Our earning assets consist primarily of residential and commercial real estate loans and securities. Real estate loans and securities pledged as collateral under short-term borrowing arrangements in which the secured party has the right by contract or custom to sell or re-pledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums related to earning assets are amortized into interest income over their estimated lives considering the actual and future estimated prepayments of the earning assets using the effective yield method. Gains or losses on the sale of earning assets are based on the specific identification method.

Residential and Commercial Real Estate Loans: Held-for-Investment
Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. The majority of our residential real estate loans are classified as held-for-investment as the consolidated securitization trusts that own these assets have the ability and intent to hold these loans to maturity. Commercial real estate loans for which we have secured financing through the term of the loan or we otherwise have the intent and the ability to hold to maturity are classified as held-for-investment. While we generally do not sell real estate loans to third parties as part of our normal business operations, consolidated real estate loans classified as held-for-investment may be sold from time to time, especially subsequent to our election to call asset-backed securities previously issued by a securitization trust sponsored by us, after which Redwood Trust purchases the loan assets of the trust.

Residential and Commercial Real Estate Loans: Held-for-Sale
Real estate loans held-for-sale are carried at the lower of original cost or market value. Any lower of cost or market adjustments on these loans are recognized in net recognized gains and valuation adjustments on our Consolidated Statements of Income. Residential real estate owned (REO) assets are included in real estate loans held-for-sale, as are some of our commercial real estate loans that we are in the process of marketing for sale.

Residential Loan Credit-Enhancement and Securities Portfolio Securities: Available-for-Sale
Securities available-for-sale are carried at their estimated fair value. Cumulative unrealized gains and losses are classified as accumulated other comprehensive income in Stockholders’ Equity. Unrealized losses on these securities are reported as a component of net recognized gains and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered to represent a permanent impairment.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash
Restricted cash may include principal and interest payments from real estate loans or securities held within consolidated securitization trusts as collateral for or payable to asset-backed securities issued by those trusts, cash pledged as collateral on certain interest rate agreements, and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Other Assets
Other assets on our Consolidated Balance Sheets include deferred taxes, fixed assets, prepaid interest, interest rate agreements, and other prepaid expenses.

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

We currently elect to account for the majority of our interest rate agreements as cash flow hedges. Accordingly, these interest rate agreements are recorded at their estimated fair market value and changes in their fair value are reported in accumulated other comprehensive income on our Consolidated Balance Sheets to the extent the hedging relationship is considered effective. The accumulated other comprehensive income is reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged items affect earnings. The income or expense related to interest rate agreements is recognized on an accrual basis and is included in interest expense in our Consolidated Statements of Income. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income (see Note 5). We designate certain interest rate agreements that we elect not to treat as hedges for GAAP purposes as trading instruments. These interest rate agreements are recorded at their estimated fair market value with changes in their fair value reported in current-period earnings in net recognized gains and valuation adjustments on our Consolidated Statements of Income.

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

Debt and Asset-Backed Securities
Short-term debt and asset-backed securities issued by securitization trusts that are sponsored by us and that are consolidated on our balance sheet are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized asset-backed security issuance costs. The amortization of any discount, premium, or issuance costs in connection with the issuance of asset-backed securities by securitization trusts is recognized as an adjustment to interest expense using the effective yield method based on the actual and estimated repayment schedule of the related borrowings or asset-backed securities.

Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (exclusive of undistributed taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. We may retain up to 10% of our REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status. At this time, we intend to retain 10% of our 2004 ordinary REIT taxable income and, accordingly, we have recorded a provision for income taxes based upon our estimated liability for Federal and state income tax purposes in our Consolidated Statements of Income.

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

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its REIT taxable income in the calendar year plus the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. Similar to 2003, we plan to have dividend distributions declared before calendar year-end and distributed on or before January 31, 2005 that are less than 85% of REIT taxable income for the 2004 calendar year. Therefore, we will incur a 4% excise tax provision on the shortfall. Accordingly, we recorded a provision for excise tax in our Consolidated Statements of Income during the three and six months ended June 30, 2004 and 2003 (See Note 8).

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

The following table provides reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share:
Net income before preferred dividend	$55,088	$22,212	$105,879	$37,825
Cash dividends on class B preferred stock	—	—	—	(681)

Basic and diluted EPS – net income available to common stockholders	$55,088	$22,212	$105,879	$37,144

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	20,630,186	17,652,854	20,028,267	17,036,286
Net effect of dilutive stock options	694,889	780,311	827,380	694,018

Denominator for diluted earnings per share	21,325,075	18,433,165	20,855,647	17,730,304

Basic Earnings Per Share:
Net income per share	$2.67	$1.26	$5.29	$2.18

Diluted Earnings Per Share:
Net income per share	$2.58	$1.21	$5.08	$2.09

For the three and six months ended June 30, 2004, the number of common equivalent shares issued that were anti-dilutive totaled 235,840 and 16,214, respectively. For the three and six months ended June 30, 2003, the number of common equivalent shares issued that were anti-dilutive totaled 389,693 and 384,738, respectively.

Comprehensive Income
Current period net unrealized gains and losses on assets available-for-sale and current period net unrealized gains and losses on interest rate agreements are reported as a component of comprehensive income on our Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as accumulated other comprehensive income in Stockholders’ Equity. As of both June 30, 2004 and December 31, 2003, accumulated other comprehensive income consisted of net unrealized gains and losses on both real estate loan securities available-for-sale and interest rate agreements classified as cash flow hedges. See Note 10 for further discussion of accumulated other comprehensive income.

Stock-Based Compensation
As of June 30, 2004 and December 31, 2003, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, using the prospective method. Through the adoption of this pronouncement, all stock-based compensation awards issued in 2003 and beyond are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

We continue to account for all stock-based compensation awards issued prior to 2003 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions, when we granted stock-based compensation awards we did not include any stock-based employee compensation cost in net income as all awards granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation awards.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2004	2003	2004	2003
Net income, as reported	$55,088	$22,212	$105,879	$37,144
Add: Dividend equivalent right operating expenses under APB 25	2,989	3,584	5,594	6,292
Add: Variable stock option operating expenses under APB 25	(621)	1,490	808	2,438
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(277)	(354)	(592)	(758)

Pro forma net income	$57,179	$26,932	$111,689	$45,116

Earnings per share:
Basic—as reported	$2.67	$1.26	$5.29	$2.18
Basic—pro forma	$2.77	$1.53	$5.58	$2.65
Diluted—as reported	$2.58	$1.21	$5.08	$2.09
Diluted—pro forma	$2.68	$1.46	$5.36	$2.54

For purposes of determining option fair values for use in the above table, the values are based on the Black-Scholes option pricing model using the following principal assumptions: expected option life of five years, expected stock price volatility of 22%, risk free rates of return based on the five-year Treasury rate at the date of grant, and a dividend yield of zero. We do not estimate future forfeitures when reporting option expense under SFAS No. 123. We adjust future stock option expense once forfeitures occur. The actual value, if any, which the option recipient will realize from these options may be materially different from the amounts expensed.

Recent Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB issued FIN No.46R, which replaced FIN 46 and clarified ARB No. 51. This interpretation provides guidance on how to identify a variable interest entity (VIE) and when a company should include in its financial statements the assets, liabilities, and activities of a VIE. Under FIN 46, a company must consolidate a VIE when it is considered to be its primary beneficiary. The primary beneficiary is the entity that will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk.

One of our principal business activities involves sponsoring securitization trusts that issue various series of asset-backed securities collateralized by residential and commercial real estate loans and securities. The collateral specific to each trust is the sole source of repayment of the asset-backed securities issued by that trust and, therefore, our exposure to loss is limited to our investment in any securities we may acquire from these trusts for our permanent investment portfolio. Historically we have consolidated the assets, liabilities, and activities of these transactions under pre-existing GAAP. Under FIN 46, these interests may be deemed VIEs and we may be considered the primary beneficiary. Regardless, our involvement remains unchanged, as does our accounting treatment. In addition, we consolidate our interest in certain warehouse agreements where we are acquiring assets prior to securitization. We disclose our interests in VIEs under FIN 46 throughout our financial statements and footnotes.

The Emerging Issues Task Force (EITF) released EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). For investments that meet the scope of this pronouncement, the EITF provides application guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In general, EITF 03-1 states that if the fair value of an applicable investment is lower than its book value, it is considered impaired. This impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the value of the asset. Certain disclosure requirements of this pronouncement are currently in effect and we are in compliance with these requirements. The recognition and measurement guidance of this pronouncement will become effective for reporting periods beginning after June 15, 2004, and is not expected to have a material impact on us.

The Accounting Standards Executive Committee issued a Statement of Position (SOP), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference in the face of the balance sheet. This SOP becomes effective for loans acquired in fiscal years beginning after December 15, 2004, and is not expected to have a material impact on us.

In June 2004, the EITF released EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (EITF 03-6). This pronouncement provides guidance on when to apply the two-class method for computing basic and diluted earnings per share for participating securities. A participating security is a security that participates in undistributed earnings with common stock regardless of whether the participation is dependent upon the occurrence of a specific event. This guidance is effective for reporting periods after March 31, 2004, and did not have an impact on us.

NOTE 3. EARNING ASSETS

As of June 30, 2004 and December 31, 2003, our earning assets (owned by us or by consolidated securitization trusts) generally consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities and home equity lines of credit. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential and commercial real estate securities is twenty-five to thirty years. The original maturity of our commercial real estate loans is from two to ten years. The original maturity of our home equity lines of credit is ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.

As of June 30, 2004 and December 31, 2003, earning assets consisted of the following:

Residential Real Estate Loans

We acquire residential real estate loans from third party originators for securitization under the Sequoia program. We sell these loans to Sequoia securitization trusts, which, in turn, issue asset-backed securities (ABS) (shown as liabilities on our Consolidated Balance Sheets).

(in thousands)	June 30, 2004			December 31, 2003
	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total

Current face	$1,041	$19,765,440	$19,766,481	$—	$16,110,748	$16,110,748
Unamortized discount	—	—	—	—	—	—
Unamortized premium	—	169,174	169,174	—	144,748	144,748

Amortized cost	1,041	19,934,614	19,935,655	—	16,255,496	16,255,496
Reserve for credit losses	(161)	(19,919)	(20,080)	—	(16,336)	(16,336)

Carrying value	$880	$19,914,695	$19,915,575	$—	$16,239,160	$16,239,160

Residential real estate loans held-for-sale represent interests in real estate owned (REO) in the securitization trusts reported on our Consolidated Balance Sheets. The reserve for credit losses on residential real estate loans held-for-sale represents the portion of our reserve for credit losses specific to the loans that are REO.

The table below presents changes in the balance of consolidated residential real estate loans.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Acquisitions	$2,703,443	$2,168,181	$5,025,149	$3,507,101
Sales (other than to consolidated ABS trusts)	—	—	—	(73,137)
Principal repayments	(859,148)	(234,582)	(1,319,482)	(387,350)
Premium amortization	(13,992)	(5,055)	(25,508)	(11,211)
Credit provision	(1,233)	(2,163)	(3,744)	(3,919)
Net charge offs	—	—	—	31
Net recognized gains and valuation adjustments	—	—	—	726

Net increase	$1,829,070	$1,926,381	$3,676,415	$3,032,241

Our goal is to sell all of the residential real estate loans we acquire to securitization trusts that finance their purchases of loans from us through the issuance of asset-backed securities. While structured as legal sales, for financial reporting purposes the assets and liabilities of these trusts are consolidated on our balance sheet. During the period we accumulate loans for securitization, we fund our acquisitions with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us. The table below presents information regarding our residential real estate loans pledged under our borrowing agreements.

(in thousands)	June 30, 2004	December 31, 2003

Unpledged	$1,163	$1,852
Pledged for short-term debt	159,532	41,607
Owned by securitization trusts, financed through the issuance of asset-backed securities	19,754,880	16,195,701

Total Carrying Value	$19,915,575	$16,239,160

Residential Home Equity Lines of Credit (HELOCs)

We acquire residential home equity lines of credit (HELOCs) from third party originators for sale to securitization trusts under the Sequoia program. These loans are sold to securitization trusts that, in turn, issue asset-backed securities to fund their asset acquisitions. While structured as legal sales, for financial reporting purposes the assets and liabilities of these trusts are consolidated on our balance sheet.

(in thousands)	June 30, 2004			December 31, 2003
	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total

Current face	$—	$317,045	$317,045	$—	$—	$—
Unamortized discount	—	—	—	—	—	—
Unamortized premium	—	10,043	10,043	—	—	—

Amortized cost	—	327,088	327,088	—	—	—
Reserve for credit losses	—	(267)	(267)	—	—	—

Carrying value	$—	$326,821	$326,821	$—	$—	$—

The table below presents changes in the balance of our HELOCs.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Acquisitions	$335,044	$—	$335,044	$—
Sales (other than to consolidated ABS trusts)	—	—	—	—
Principal repayments	(7,706)	—	(7,706)	—
Premium amortization	(250)	—	(250)	—
Credit provision	(267)	—	(267)	—

Net increase	$326,821	$—	$326,821	$—

Our goal is to sell the home equity lines of credit we accumulate to securitization trusts that raise the proceeds necessary to buy the loans from us through the issuance of asset-backed securities. During the accumulation of these loans we fund our acquisitions with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us. The table below presents information regarding our HELOCs pledged under our borrowing agreements.

(in thousands)	June 30, 2004	December 31, 2003

Unpledged	$—	$—
Pledged for short-term debt	—	—
Owned by securitization trusts, financed through the issuance of asset-backed securities	326,821	—

Total Carrying Value	$326,821	$—

Residential Loan Credit-Enhancement Securities

We credit enhance pools of high-quality jumbo residential real estate loans by acquiring subordinated securities issued by securitizations sponsored by third parties. The subordinated interests in a securitization transaction bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. We therefore commit capital that partially “credit enhances” a securitized pool of residential real estate loans.

Our residential loan credit-enhancement securities are first loss, second loss, and third loss securities. First loss securities are generally allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a maximum of the principal amount of the first loss security. First loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second loss, third loss, and more senior securities. Any first loss securities that are owned by others and that are junior to our second and third loss securities provide our interests with some protection from losses, as they serve as external credit enhancement. Additionally, to the extent credit losses exceed the principal amount of first loss, second loss (and if necessary third loss) securities are allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a portion of the principal amount of the security. Our residential loan credit-enhancement securities provided some level of credit enhancement on $97 billion and $68 billion of residential real estate loans securitized by third parties as of June 30, 2004 and December 31, 2003, respectively.

(in thousands)	June 30, 2004	December 31, 2003

	Securities	Securities
	Available-for-Sale	Available-for-Sale

Current face	$712,908	$623,692
Unamortized discount	(121,808)	(123,329)
Portion of discount designated as credit protection	(235,535)	(200,970)

Amortized cost	355,565	299,393
Gross unrealized gains	90,068	83,993
Gross unrealized losses	(3,394)	(4,659)

Carrying value	$442,239	$378,727

The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the three and six months ended June 30, 2004.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2004	June 30, 2004

Beginning balance of unamortized discount	$110,994	$123,329
Amortization of discount	(8,847)	(17,485)
Calls, sales, and other	(8,505)	(23,417)
Redesignation	18,888	28,430
Acquisitions	9,278	10,951

Ending balance of unamortized discount	$121,808	$121,808

Beginning balance of designated credit protection	$216,924	$200,970
Realized losses	(1,706)	(1,809)
Calls, sales, and other	(3,991)	(6,600)
Redesignation	(18,888)	(28,430)
Acquisitions	43,196	71,404

Ending balance of designated credit protection	$235,535	$235,535

The table below presents changes in the balance of our residential loan credit-enhancement securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Acquisitions	$75,027	$11,265	$112,635	$48,342
Sales	—	(1,248)	(22,416)	(1,248)
Principal repayments	(46,997)	(38,773)	(81,637)	(61,985)
Discount amortization	8,847	10,024	17,485	15,569
Net unrealized gains	18,141	35,551	7,339	36,549
Net recognized gains and valuation adjustments	12,605	3,430	30,106	3,705

Net increase	$67,623	$20,249	$63,512	$40,932

Of the $47 million and $82 million of principal paydowns in the three and six months ended June 30, 2004, $31 million and $56 million represented calls of the securities. These calls resulted in recognized gains of $15 million and $27 million, respectively through our Consolidated Statements of Income. We also sold residential loan credit-enhancement securities for the six months ended June 30, 2004 resulting in realized gains of $6.2 million reported under net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Of the $39 million and $62 million of principal paydowns in the three and six months ended June 30, 2003, $10 million represented calls of the security issues in accordance with the original issue provisions of the individual securitization trusts for both periods. These calls resulted in recognized gains and valuation adjustments of $4 million through our Consolidated Statements of Income for both periods. We also sold certain residential loan credit-enhancement securities for the three and six months ended June 30, 2003 resulting in no realized gains.

When we purchase residential loan credit-enhancement securities, a portion of the discount for each security is designated as credit protection, with the remaining portion of the discount amortized into income using the effective yield method on a prospective basis based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates. The designated credit protection is specific to each residential loan credit-enhancement security.

If estimated future credit losses exceed our prior expectations, or credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward or we may take a mark-to-market earnings charge to write down our investment in the security to current market value to reflect permanent impairment under EITF 99-20. If estimated future credit losses are less than our prior estimate, or credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For the three and six months ended June 30, 2004, we recognized market value losses of $2.6 million and $3.2 million, and for the three and six months ended June 30, 2003 we recognized market value losses of $0.9 million and $1.5 million, reported under net recognized gains and valuation adjustments in our Consolidated Statements of Income from our residential loan credit-enhancement securities to reflect permanent impairment under the provisions of EITF 99-20.

We generally finance the residential loan credit-enhancement securities we acquire for our permanent investment portfolio with equity. We sell a portion of the residential loan credit-enhancement securities we acquire to securitization trusts that re-securitize these assets by issuing asset-backed securities. While structured as legal sales, for financial reporting purposes the assets and liabilities of these trusts are consolidated on our balance sheet. During the accumulation of these securities prior to securitization, we may fund some of the securities with short-term borrowings through various financing facilities available to us. The table below presents information regarding our residential loan credit-enhancement securities pledged under our borrowing agreements.

(in thousands)	June 30, 2004	December 31, 2003
Unpledged	$306,985	$212,143
Pledged for short-term debt	4,663	38,801
Owned by securitization trusts, financed through issuance of asset-backed securities	130,591	127,783

Total Carrying value	$442,239	$378,727

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated residential loan credit-enhancement securities as of June 30, 2004. These unrealized losses are not considered to be other-than-temporary impairments because we have the intent and ability to hold these securities for a period sufficient for these securities to recover their value. Therefore, no permanent impairment has been recognized through net recognized gains and valuation adjustments our Consolidated Statements of Income.

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Residential loan credit-enhancement securities	$70,510	$(2,637)	$6,116	$(757)	$76,626	$(3,394)

Commercial Real Estate Loans

Commercial real estate loans represent first or second lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment may represent junior participations in first lien interests where we provide credit enhancement to a senior interest. Commercial real estate loans held-for-sale represent first or second lien interests in commercial properties where we have sole interest.

	June 30, 2004			December 31, 2003
(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total
Current face	$6,075	$37,373	$43,448	$8,527	$22,653	$31,180
Unamortized (discount) premium	(83)	(563)	(646)	(106)	601	495
Portion of discount designated as credit protection	—	(8,141)	(8,141)	—	(8,141)	(8,141)
Lower-of-cost-or-market adjustments	(615)	—	(615)	(615)	—	(615)
Reserve for credit losses	—	(500)	(500)	—	(500)	(500)

Carrying value	$5,377	$28,169	$33,546	$7,806	$14,613	$22,419

The table below presents changes in the balance of our commercial real estate loans.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Acquisitions	$17,066	$3,408	$17,066	$5,419
Sales (other than to consolidated ABS trusts)	(2,339)	—	(2,339)	—
Principal repayments	(3,233)	(34)	(3,277)	(102)
Premium amortization	(102)	(67)	(225)	(67)
Net recognized (losses) gains and valuation adjustments	(23)	1	(98)	2

Net increase	$11,369	$3,308	$11,127	$5,252

Our goal is to finance our commercial real estate loans with equity or to sell them to securitization trusts sponsored by us. During the accumulation of these loans we may fund some of the loans with short-term borrowings through various financing facilities available to us. The table below presents information regarding our commercial real estate loans pledged under our borrowing agreements.

(in thousands)	June 30, 2004	December 31, 2003
Unpledged	$25,097	$13,908
Pledged for short-term debt	—	—
Owned by securitization trusts, financed through issuance of asset-backed securities	8,449	8,511

Total carrying value	$33,546	$22,419

Securities Portfolio

Securities portfolio assets represent investment-grade and non-investment grade security and equity interests in prime residential, sub-prime residential, commercial, second lien residential, collateralized debt obligations, and corporate REIT debt securities. Our securities portfolio securities are classified as available-for-sale and are carried at their estimated fair value. Gross unrealized gains and losses represent the differences between the net amortized cost and the fair value of the individual securities.

	June 30, 2004	December 31, 2003
	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current face	$1,097,429	$833,252
Unamortized discount	(34,077)	(16,946)
Unamortized premium	5,132	5,431
Unamortized premium — interest-only certificates	22,204	19,711

Amortized cost	1,090,688	841,448
Gross unrealized gains	13,649	9,420
Gross unrealized losses	(8,869)	(6,154)

Carrying value	$1,095,468	$844,714

Gross unrealized losses as of June 30, 2004 and December 31, 2003 represented temporary declines in market values that were not considered to be permanent. Permanent impairment (EITF 99-20 write downs) for both the three and six months ended June 30, 2004 totaled $1.2 million. Permanent impairment (EITF 99-20 write downs) for both the three and six months ended June 30, 2003 totaled $0.1 million. Permanent impairment is included as part of net recognized gains and valuation adjustments in our Consolidated Statements of Income. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

The table below presents changes in the balance of our securities portfolio.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Acquisitions	$192,703	$237,516	$278,978	$280,471
Sales (other than to consolidated ABS trusts)	(8,333)	(4,051)	(8,475)	(4,051)
Principal repayments	(10,069)	(12,126)	(19,876)	(23,455)
Net premium amortization	(706)	(111)	(1,189)	(108)
Net unrealized (losses) gains	(14,560)	8,070	1,514	7,126
Net recognized losses and valuation adjustments	(211)	(28)	(198)	(103)

Net increase	$158,824	$229,270	$250,754	$259,880

Our goal is to finance our securities portfolio assets held as a permanent investment with equity. The bulk of the securities we acquire we subsequently sell to securitization trusts that finance their purchases from us through re-securitization (the issuance of asset-backed securities). While structured as legal sales, for financial reporting purposes the assets and liabilities of these trusts are consolidated on our balance sheet. While we are accumulating securities prior to re-securitization, we fund some of the securities with short-term borrowings through various financing facilities available to us. The table below presents information regarding our consolidated securities portfolio securities pledged under our borrowing agreements.

(in thousands)	June 30, 2004	December 31, 2003
Unpledged	$116,217	$44,072
Pledged for short-term debt	98,619	122,680
Owned by securitization trusts, financed through the issuance of asset-backed securities	880,632	677,962

Total carrying value	$1,095,468	$844,714

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of June 30, 2004. These unrealized losses are not considered to be other-than-temporary impairments because we have the intent and ability to hold these securities for a period sufficient for these securities to recover their value. Therefore, no permanent impairment has been recognized through net recognized gains and valuation adjustments on our Consolidated Statements of Income.

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Securities portfolio	$320,292	$(7,628)	$89,015	$(1,241)	$409,307	$(8,869)

Net Recognized Gains and Valuation Adjustments

Fluctuations in the market value of certain of our real estate loan assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains and valuation adjustments reported during the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Realized gains on calls (securities)	$15,246	$4,345	$27,062	$5,198
Realized gains (losses) on sales (securities)	994	(28)	7,249	(28)
Unrealized losses due to EITF 99-20 valuation adjustments (securities)	(3,846)	(915)	(4,404)	(1,567)
Valuation adjustments on commercial real estate loans	(23)	1	(98)	—
Recognized gains on sale on residential real estate loans	—	—	—	722
Unrealized losses (interest rate agreements)	(113)	(462)	(114)	(466)

Net recognized gains and valuation adjustments	$12,258	$2,941	$29,695	$3,859

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

Residential Real Estate Loans	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Balance at beginning of period	$18,847	$9,996	$16,336	$8,271
Provision for credit losses	1,233	2,163	3,744	3,919
Charge-offs	—	—	—	(31)

Balance at end of period	$20,080	$12,159	$20,080	$12,159

Delinquencies in our residential real estate loan portfolio were $5.4 million as of both June 30, 2004 and December 31, 2003. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.03% of our current loan balances as of both June 30, 2004 and December 31, 2003.

Residential Home Equity Lines of Credit	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Balance at beginning of period	$—	$—	$—	$—
Provision for credit losses	267	—	267	—
Charge-offs	—	—	—	—

Balance at end of period	$267	$—	$267	$—

Commercial Real Estate Loans	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Balance at beginning of period	$500	$—	$500	$—
Provision for credit losses	—	—	—	—
Charge-offs	—	—	—	—

Balance at end of period	$500	$—	$500	$—

We establish and maintain credit reserves that we believe represent probable credit losses that will result from impairment and inherent losses existing in our real estate loan portfolio as of the date of the financial statements. To calculate the reserve, we determine a level of impairment and inherent losses by first determining loss factors that can be specifically applied to each of our loan pools or specific loans. We may consider various factors including, but not limited to, the age of our loans, underwriting standards, business climate, economic conditions, geographical considerations, past performance of similar loans, and other observable data. Once we determine applicable loss factors, we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.

NOTE 5. INTEREST RATE AGREEMENTS

We generally attempt to structure our balance sheet to address many of the interest rate risks inherent in our assets and liabilities. We enter into certain interest rate agreements with the objective of matching the interest rate characteristics of our assets and liabilities.

We may enter into interest rate agreements consisting of interest rate options, interest rate swaps, interest rate futures, and other types of hedging instruments. We designate our interest rate agreements as trading instruments or cash flow hedges. In general, we use cash flow hedges to hedge our variable interest rate debt payments associated with certain existing and future liabilities.

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

We report our interest rate agreements at fair value. As of June 30, 2004, the net fair value of our interest rate agreements was positive $15.2 million and was reported as $16.6 million in other assets and $1.4 million in accrued expenses and other liabilities on our Consolidated Balance Sheets. As of December 31, 2003, the net fair value of our interest rate agreements was negative $1.8 million and was reported as $2.2 million in other assets and $4.0 million in accrued expenses and other liabilities on our Consolidated Balance Sheets.

The following table shows the aggregate fair value of our interest rate agreements as of June 30, 2004 and December 31, 2003. The credit exposure reflects the fair market value of any cash and collateral of Redwood Trust held by counterparties. Sequoia and Acacia did not hold collateral of the third party financial institutions for its swaps as of June 30, 2004 and December 31, 2003. The cash and collateral held by counterparties are included in restricted cash on our Consolidated Balance Sheets.

	June 30, 2004			December 31, 2003
(in thousands)	Fair Value	Notional Amount	Credit Exposure	Fair Value	Notional Amount	Credit Exposure
Trading Instruments
Interest rate caps purchased	$1,021	$73,000	$—	$855	$65,000	$—
Interest rate caps sold	(678)	(65,000)	—	(855)	(65,000)	—
Interest rate corridors purchased	128	1,505,862	—	170	1,690,931	—
Cash Flow Hedges
Eurodollar futures sold	—	—	—	(164)	(800,000)	804
Interest rate swaps	14,716	11,269,435	—	(1,788)	7,186,657	3,360

Total Interest Rate Agreements	$15,187	$12,783,297	$—	$(1,782)	$8,077,588	$4,164

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

We elect hedge accounting treatment on the majority of our interest rate agreements and account for other interest rate agreements as trading instruments. For both the three and six months ended June 30, 2004, we recognized $0.1 million of net market value losses on our interest rate agreements accounted for as trading instruments through net recognized gains and valuation adjustments on our Consolidated Statements of Income. For both the three and six months ended June 30, 2003, we recognized $0.5 million of net market value losses on our interest rate agreements accounted for as trading instruments through net recognized gains and valuation adjustments on our Consolidated Statements of Income.

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

The following table depicts the balances in accumulated other comprehensive income as of June 30, 2004 and December 31, 2003 for our cash flow hedges. The $0.4 million and $0.5 million of realized net losses included in other comprehensive income as of June 30, 2004 and December 31, 2003, respectively, represent interest rate agreements designated as cash flow hedges that have expired or terminated. The realized net losses as of June 30, 2004 will be reclassified to interest expense in our Consolidated Statements of Income over the effective period for the hedged transactions as forecasted transactions occur. Of the $0.4 million of realized net losses included in other comprehensive income as of June 30, 2004, $0.2 million will be recognized in interest expense in our Consolidated Statements of Income over the next twelve months. The $20.2 million and $0.1 million of unrealized net gains as of June 30, 2004 and December 31, 2003 included in other comprehensive income represent interest rate agreements designated as cash flow hedges that are currently outstanding.

	Consolidated Balance Sheets
(in thousands)	Accumulated Other Comprehensive Income
	June 30, 2004	December 31, 2003
Realized—Closed Transactions:
Realized net loss remaining in accumulated other comprehensive income	$(396)	$(539)
Recognized but Unrealized—Open Transactions:
Unrealized gain included in accumulated other comprehensive income	20,163	119

Total accumulated other comprehensive income on interest rate agreements	$19,767	$(420)

Certain of our interest rate agreements accounted for as cash flow hedges have expired or terminated and the effective period for the hedged transactions has commenced. This has caused a portion of our accumulated other comprehensive income to be reclassified to our Consolidated Statements of Income. For the three and six months ended June 30, 2004, we reclassified $0.3 million and $0.6 million, respectively, of net losses from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on asset-backed securities issued in our Consolidated Statements of Income. For the three and six months ended June 30, 2003, we reclassified $0.7 million and $0.8 million, respectively, of net losses from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on asset-backed securities issued in our Consolidated Statements of Income.

The following table depicts the activity for the three and six months ended June 30, 2004 and 2003, for interest rate agreements accounted for as cash flow hedges and for interest rate agreements accounted for as trading instruments. For the interest rate agreements accounted for as cash flow hedges, the realized net losses on closed transactions represent amounts reclassified from accumulated other comprehensive income to interest expense for the effective period on hedged transactions. The net ineffective portion of hedges represents amounts recorded in interest expense to the extent the interest rate agreements are ineffective related to the hedged transaction. For interest rate agreements accounted for as trading instruments, changes in market value are reported as a component of net recognized gains and valuation adjustments in our Consolidated Statements of Income.

	Consolidated Statements of Income
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
(in thousands)	Interest Income (Expense)	Net Recognized Gains (Losses) and Valuation Adjustments	Interest Income (Expense)	Net Recognized Gains (Losses) and Valuation Adjustments	Interest Income (Expense)	Net Recognized Gains (Losses) and Valuation Adjustments	Interest Income (Expense)	Net Recognized Gains (Losses) and Valuation Adjustments
Realized — Closed Transactions:
Realized net loss reclassified from other comprehensive income	$(262)	$—	$(743)	$—	$(647)	$—	$(811)	$—
Net ineffective portion of hedges	(109)	—	(1)	—	(141)	—	(16)	—
Unrealized – Open transactions:
Net ineffective portion of hedges	(45)	—	71	—	(223)	—	75	—
Unrealized net loss on trading instruments	—	(113)	—	(462)	—	(114)	—	(466)

Total	$(416)	$(113)	$(673)	$(462)	$(1,011)	$(114)	$(752)	$(466)

NOTE 6. SHORT-TERM DEBT

We enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance a portion of our earning assets. We generally intend to use short-term debt only while we accumulate assets prior to selling them to securitization trusts that issue asset-backed securities. The table below summarizes our short-term debt by collateral type as of June 30, 2004 and December 31, 2003.

(in thousands)	June 30, 2004			December 31, 2003
	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Residential real estate loans	$154,030	1.89%	149	$38,793	1.65%	180
Residential loan credit-enhancement securities	4,720	5.46%	14	30,191	2.50%	40
Securities portfolio	111,134	2.64%	11	167,453	1.96%	58

Total short-term debt	$269,884	2.26%	90	$236,437	1.98%	76

For both the three and six months ended June 30, 2004, the average balance of short-term debt was $0.5 billion with a weighted-average interest cost of 1.85% and 2.05%, respectively. For both the three and six months ended June 30, 2003, the average balance of short-term debt was $0.3 billion with a weighted-average interest cost of 2.19% and 2.05%, respectively. The maximum balance outstanding for both the three and six months ended June 30, 2004 was $1.1 billion. The maximum balance outstanding for the three and six months ended June 30, 2003 was $0.6 billion and $0.8 billion, respectively.

As of June 30, 2004 and December 31, 2003, our short-term debt had the following remaining maturities:

(in thousands)	June 30, 2004	December 31, 2003
Within 30 days	$117,663	$6,667
31 to 90 days	24,017	132,315
Over 90 days	128,204	97,455

Total short-term debt	$269,884	$236,437

Through June 30, 2004, we were in compliance with all of our debt covenants for all of our short-term borrowing arrangements and credit facilities. Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having any problems in meeting these covenants.

We have uncommitted facilities available with several banks and Wall Street firms for financing residential real estate securities and loans. The table below summarizes the outstanding balances as of June 30, 2004 and December 31, 2003 by collateral type. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

(in thousands)	June 30, 2004
Facilities by Collateral	Number of Facilities	Outstanding	Limit	Maturity
Real Estate Loans	4	$154,030	$1,650,000	10/2004–6/2005
Real Estate Securities	2	71,542	360,000	7/2004–6/2005

Total Facilities	6	$225,572	$2,010,000	7/2004–6/2005

	December 31, 2003
Facilities by Collateral	Number of Facilities	Outstanding	Limit	Maturity
Real Estate Loans	3	$38,793	$1,400,000	4/2004–10/2004
Real Estate Securities	2	58,745	360,000	4/2004–6/2004

Total Facilities	5	$97,538	$1,760,000	4/2004–10/2004

NOTE 7. ASSET-BACKED SECURITIES ISSUED

Securitization trusts sponsored by us issue asset-backed securities to raise the funds required to acquire assets from us. Each series of asset-backed securities consists of various classes at variable and fixed rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing trust. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of asset-backed securities is likely to occur earlier than its stated maturity.

The asset-backed securities issued by securitization trusts sponsored by us are collateralized by residential and commercial real estate loans and securities. The asset-backed securities collateralized by residential real estate loans and some residential securities are typically securitized through trusts with the brand name Sequoia. The asset-backed securities issued that are collateralized by securities and commercial real estate loans are typically issued through trusts with the brand name Acacia. Other asset-backed securities collateralized by commercial loans are issued on an individual basis. While structured as legal sales, for financial reporting purposes the assets and liabilities of these trusts are consolidated on our balance sheet. The remainder of this section provides more detail into each of these three programs.

Sequoia asset-backed securities are secured by residential real estate loans, residential home equity lines of credit, and residential real estate loan securities (Sequoia assets). The residential real estate loan collateral consists primarily of adjustable-rate and hybrid, conventional, 25- or 30-year residential real estate loans secured by first liens on one to four-family residential properties. The residential home equity line of credit collateral consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of 10 years. All Sequoia assets are pledged to secure repayment of the asset-backed securities issued by Sequoia.

During the three and six months ended June 30, 2004, Sequoia trusts issued $2.6 billion and $4.8 billion, respectively, of Sequoia asset-backed securities to fund Sequoia’s acquisitions of residential real estate loans from us. During the three and six months ended June 30, 2003, Sequoia trusts issued $2.3 billion and $3.4 billion, respectively, of Sequoia asset-backed securities to fund Sequoia’s acquisitions of residential real estate loans from us. During the three months ended June 30, 2004, Sequoia did not issue any asset-backed securities secured by interests in previously issued Sequoia securitizations. During the six months ended June 30, 2004, Sequoia issued $15.5 million of Sequoia asset-backed securities secured by interests in previously issued Sequoia securitizations. During both the three and six months ended June 30, 2003, Sequoia did not issue any Sequoia asset-backed securities secured by interests in previously issued Sequoia securitizations. During both the three and six months ended June 30, 2004, Sequoia issued $0.3 billion of Sequoia asset-backed securities secured by residential home equity lines of credit. During both the three and six months ended June 30, 2003, Sequoia did not issue any Sequoia asset-backed securities secured by residential home equity lines of credit.

As of both June 30, 2004 and December 31, 2003, Acacia asset-backed securities were secured by residential and commercial real estate loan securities and commercial loans (Acacia assets). All Acacia assets are pledged to secure repayment of the related Acacia asset-backed securities issued. During both the three and six months ended June 30, 2004 and 2003, Acacia issued $0.3 billion of Acacia asset-backed securities.

As of both June 30, 2004 and December 31, 2003, commercial asset-backed securities issued were secured by one commercial real estate loan with a maturity date in 2009. This loan was secured by a first lien on a commercial real estate property. This loan was reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment.

Our exposure to loss on Sequoia assets, Acacia assets, and the commercial loan collateral is limited (except, in some circumstances, for certain limited loan repurchase obligations) to our net investment in any securities we may acquire from these trusts for our permanent investment portfolio. The asset-backed securities issued by these trusts are non-recourse to Redwood Trust. As required by the governing documents related to each series of asset-backed securities, the Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments on the issued asset-backed securities. Asset-backed securities obligations are payable solely from the assets of these trusts, and are otherwise non-recourse to Redwood Trust.

The assets owned by securitization trusts that are consolidated into our reported financial statements are summarized as follows:

(in thousands)	June 30, 2004	December 31, 2003
Residential real estate loans:
Residential real estate loans held-for-sale	$880	$—
Residential real estate loans held-for-investment	19,754,000	16,195,701
Residential home equity lines of credit held-for-investment	326,821	—
Residential loan credit-enhancement securities available-for-sale	130,591	127,783
Securities portfolio securities available-for-sale	880,632	677,962
Restricted cash	18,472	16,669
Accrued interest receivable	50,600	35,960

Total assets owned by consolidated securitization trusts	21,161,996	17,054,075
Commercial real estate loans held-for-investment	8,449	8,511

Total assets owned by consolidated securitization trusts	$21,170,445	$17,062,586

The components of asset-backed securities issued by consolidated securitization trusts as of June 30, 2004 and December 31, 2003, along with other selected information are summarized below:

(in thousands)	June 30, 2004	December 31, 2003
Sequoia asset-backed securities issued – certificates with principal value	$19,577,536	$15,807,554
Sequoia asset-backed securities issued – interest-only certificates	161,470	153,227
Acacia asset-backed securities issued	1,140,463	847,474
Commercial asset-backed securities issued	5,534	5,571
Unamortized premium on asset-backed securities	38,021	12,376
Deferred asset-backed security issuance costs	(52,822)	(43,616)

Total consolidated asset-backed securities issued	$20,870,202	$16,782,586

Range of weighted average interest rates, by series – Sequoia	1.41% to 5.63%	1.45% to 5.74%
Stated Sequoia maturities	2007 - 2034	2016 - 2039
Number of Sequoia series	34	25
Range of weighted average interest rates, by series – Acacia	1.78% to 2.28%	2.00% to 2.09%
Stated Acacia maturities	2018 - 2039	2018 - 2038
Number of Acacia series	4	3
Weighted average interest rates – commercial	9.50%	9.50%
Stated commercial maturities	2009	2009
Number of commercial series	1	1

For the three and six months ended June 30, 2004, the average balance of Sequoia asset-backed securities was $18.2 billion and $17.3 billion, respectively. For the three and six months ended June 30, 2003, the average balance of Sequoia asset-backed securities was $7.4 billion and $6.9 billion, respectively. As of June 30, 2004 and December 31, 2003, accrued interest payable on Sequoia asset-backed securities was $18.9 million and $14.7 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For the three and six months ended June 30, 2004, the average balance of Acacia asset-backed securities was $1.1 billion and $1.0 billion, respectively. For both the three and six months ended June 30, 2003, the average balance of Acacia asset-backed securities was $0.4 billion. As of June 30, 2004 and December 31, 2003, accrued interest payable on Acacia asset-backed securities was $2.5 million and $1.8 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For both the three and six months ended June 30, 2004, the average balance of commercial asset-backed securities was $5 million. For both the three and six months ended June 30, 2003, the average balance of commercial asset-backed securities was $8 million.

NOTE 8. TAXES

As a REIT, Redwood Trust can deduct dividends paid from REIT taxable income and thus, effectively, reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its taxable income and still maintain its REIT status. We plan to retain up to 10% of our 2004 REIT ordinary taxable income earned through June 30, 2004 and we will be subject to corporate level income taxes on this retained income for the 2004 calendar tax year. We retained 10% of our 2003 REIT ordinary taxable income and were subject to corporate level income taxes on this retained income for the 2003 calendar tax year. Holdings, Redwood Trust’s taxable subsidiary, is subject to corporate income taxes on its taxable income.

Our provision for corporate income taxes for Redwood Trust for the three and six months ended June 30, 2004 was $1.1 million and $3.0 million, respectively. Our provision for corporate income taxes for Redwood Trust for the three and six months ended June 30, 2003 was $1.3 million and $2.5 million, respectively. This provision is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year.

No current Federal tax provision for Holdings was recorded for the three and six months ended June 30, 2004 and 2003, as taxable income reported for these periods was offset by Federal net operating loss carry forwards from prior years. Our current state provision for corporate income taxes for Holdings for both the three and six months ended June 30, 2004 was $0.4 million assuming a state corporate tax rate of 11%. Our state provision for corporate income taxes for Holdings for the three and six months ended June 30, 2003 was $0.2 million and $0.3 million, respectively, assuming a state corporate tax rate of 11%. Holdings’ California state net operating loss (NOL) carry forwards are available in 2004, but were not available during 2003 and 2002 due to California’s suspension of NOL carry forwards. California Revenue and Tax Code Section 24416.3 caused the deduction for California NOL carry forwards to be suspended for the tax years 2002 and 2003. In addition, this statute stated that for any California carry forward of a NOL for which a deduction is denied by reason of the suspension, the carry forward period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002.

Because it has now become more likely than not that Holdings will utilize its remaining Federal and state NOLs as well as its other future temporary deductions as of June 30, 2004, a one-time deferred tax benefit of $5.2 million due to the elimination of the valuation allowance was recorded in Redwood Trust’s income for the three and six months ended June 30, 2004.

As of June 30, 2004 and December 31, 2003, Holdings had the following future temporary deduction balances:

(in thousands)	June 30, 2004	December 31, 2003
Net operating loss carry forward – Federal	$10,769	$16,769
Net operating loss carry forward – State	13,157	15,873
Real estate assets basis deferred	1,606	—
Other future temporary differences	—	—

Total future temporary deductions	$25,532	$32,642

The Federal loss carry forwards and a portion of the State loss carry forwards expire between 2018 and 2021, while most of the State loss carry forwards expire between 2005 and 2010.

For any one tax year, our distributions declared before calendar year-end and distributed on or before January 31 of the following calendar year may be less than 85% of REIT taxable income in that year requiring us to incur a 4% excise tax provision on the shortfall. For the three and six months ended June 30, 2004, we provided for excise tax of $0.2 million and $0.5 million, respectively. For the three months ended June 30, 2003, we did not incur any excise tax. For the six months ended June 20, 2003, we provided for excise tax of $0.9 million. Excise taxes are reflected as a component of operating expenses on our Consolidated Statements of Income. As of June 30, 2004 and December 31, 2003, accrued excise tax payable was $0.5 million and $1.2 million, respectively, and is reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2004 and December 31, 2003.

(in thousands)	June 30, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Real Estate Loans
Residential: held-for-sale	$880	$880	$—	$—
Residential: held-for-investment	19,914,695	19,981,869	16,239,160	16,276,504
HELOC: held-for-investment	326,821	327,348	—	—
Commercial: held-for-sale	5,377	5,377	7,806	7,806
Commercial: held-for-investment	28,169	28,169	14,613	14,613
Real Estate Loan Securities
Residential loan credit-enhancement portfolio: available-for-sale	442,239	442,239	378,727	378,727
Securities portfolio: available-for-sale	1,095,468	1,095,468	844,714	844,714
Interest rate agreements	15,187	15,187	(1,782)	(1,782)
Liabilities
Short-term debt	269,884	269,884	236,437	236,437
Asset-backed securities issued	20,870,202	20,933,708	16,782,586	16,804,551

We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Valuations of residential real estate loans held-for-sale and held-for-investment are generally done on a pool basis while valuations of commercial real estate loans held-for-sale and held-for-investment, securities available-for-sale, and securities issued through by Sequoia and Acacia trusts are done on an individual basis. We believe the estimates we use reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

In addition to our valuation processes, we are active acquirers and occasional sellers of the assets and interest rate agreements. Thus, we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets in our portfolio.

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

Stock Option Plan

In March 2004, we amended the 2002 Redwood Trust, Inc. Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors that was approved by our shareholders in May 2004. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit our compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of June 30, 2004 and December 31, 2003, 840,603 and 152,487 shares of common stock, respectively, were available for grant.

ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both June 30, 2004 and December 31, 2003, 551,697 ISOs had been granted, respectively. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

Restricted Stock
As of June 30, 2004 and December 31, 2003, 6,324 and 10,003 shares, respectively, of restricted stock were outstanding. We did not grant shares of restricted stock for the three and six months ended June 30, 2004 and 2003. For both the three and six months ended June 30, 2004 and 2003, restrictions on 1,750 and 3,500 of these shares lapsed in each period. Restrictions on the remaining outstanding shares of restricted stock lapse through January 1, 2006.

DERs
Redwood Trust has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred on stock and cash DERs that relate to stock option grants made prior to January 1, 2003. To the extent our REIT taxable income increases, our REIT dividend distribution requirement and stock and cash DER expenses may increase. To the extent that outstanding options are exercised, cancelled, or expire, our stock and cash DER expenses may decrease. For the three and six months ended June 30, 2004, we accrued cash and stock DER expenses of $3.0 million and $5.6 million, respectively. For the three and six months ended June 30, 2003, we accrued cash and stock

DER expenses of $3.6 million and $6.3 million, respectively. Stock and cash DER expenses are included in operating expenses in our Consolidated Statements of Income.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In addition to the stock DER expense on these options, for the three and six months ended June 30, 2004, we recognized variable stock option income of $0.6 million and variable stock option expense of $0.8 million. For the three and six months ended June 30, 2003, we recognized variable stock option expense of $1.5 million and $2.4 million respectively. This expense is included in operating expenses in our Consolidated Statements of Income.

Stock DERs are accrued based on an estimate of our common stock dividend distribution requirements. As of June 30, 2004 and December 31, 2003, there were 321,231 and 337,411 unexercised options with stock DERs under the Plan, respectively. Cash DERs are accrued based on an estimate of our common stock dividend distribution requirements. As of June 30, 2004 and December 31, 2003, there were 1,268,594 and 1,546,042 unexercised options with cash DERs under the Plan, respectively. As of June 30, 2004 and December 31, 2003, there were 67,173 and 52,145 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan and changes during the three and six months ended June 30, 2004 and 2003 is presented below.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at beginning of period	1,648,843	$28.56	1,874,171	$22.82	1,935,598	$26.48	1,869,782	$22.87
Options Granted	20,000	$49.14	26,400	$35.48	46,698	$55.01	27,600	$35.20
Options Exercised	(13,752)	$23.46	(7,567)	$18.97	(327,083)	$18.17	(9,593)	$18.68
Options Forfeited	(5,512)	$32.01	(1,146)	$21.88	(9,683)	$31.50	(1,146)	$21.88
Stock dividend equivalent rights earned	7,419	—	3,855	—	11,468	—	9,070	—

Outstanding options at end of period	1,656,998	$28.71	1,895,713	$22.96	1,656,998	$28.71	1,895,713	$22.96

Deferred Compensation Plan
In May 2002, our Board of Directors approved the Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with Redwood Trust. The EDCP allows for the investment of deferrals in either an interest crediting account or deferred stock units. For the three and six months ended June 30, 2004, $0.4 million and $0.6 million, respectively, was deferred in an interest crediting account under the EDCP. For the three and six months ended June 30, 2003, $0.3 million and $1.0 million, respectively, was deferred in an interest crediting account under the EDCP. Deferrals in the EDCP are credited with accrued interest earned on participant accounts. The rate of accrual is set forth in the EDCP and is based on a calculation of the marginal rate of return on our portfolio during the year. For the three and six months ended June 30, 2004, $0.3 million and $0.6 million, respectively, of accrued interest was credited to the EDCP. For the three and six months ended June 30, 2003, a negligible amount of accrued interest was credited to the EDCP. As of both June 30, 2004 and December 31, 2003, 25,417 deferred stock units had been granted through deferrals under the EDCP, which represented a value of $0.8 million at the time of grant.

Employee Stock Purchase Plan
In May 2002, our common shareholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood Trust through the purchase of shares of common stock at a discount. The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of June 30, 2004, 15,265 shares have been purchased. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. The offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods. For the three and six months ended June 30, 2004, employees acquired an aggregate of 1,220 and 2,401 shares, respectively, of common stock at an average purchase price of $43.32 and $43.27 per share, respectively, under this Plan. For the three and six months ended June 30, 2003, employees acquired an aggregate of 1,956 and 3,852 shares, respectively, of common stock at an average purchase price of $23.69 and $23.62 per share, respectively, under this Plan. As of both June 30, 2004 and December 31, 2003, there remained a negligible amount of uninvested employee contributions in the ESPP.

In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123. Through the adoption of this pronouncement, all shares purchased through the ESPP in 2003 and beyond are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For the three and six months ended June 30, 2004, we recorded a negligible amount of expense for the shares acquired through the ESPP. For the year ended December 31, 2003, we recorded an expense of $0.2 million for shares issued under the ESPP through these provisions. In 2002 we accounted for the ESPP under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions we did not include any stock-based employee compensation cost in net income as awards granted under the ESPP were deemed non-compensatory.

Common Stock Repurchases
Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of common stock during the three and six months ended June 30, 2004 and 2003. As of both June 30, 2004 and December 31, 2003, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

Common Stock Issuances
For the three and six months ended June 30, 2004, we issued 500,397 and 944,135 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $23.7 million and $47.8 million, respectively. For the three and six months ended June 30, 2003, we issued 305,066 and 629,481 shares respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $10.6 million and $19.8 million, respectively. For both the three and six months ended June 30, 2004, we issued 1,200,000 shares of common stock through a secondary public offering for net proceeds of $52.1 million. For the three and six months ended June 30, 2003, we did not issue shares of common stock through a secondary public offering.

Accumulated Other Comprehensive Income
Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. For the three and six months ended June 30, 2004, we reported a net increase in accumulated other comprehensive income of $32.7 million and $29.0 million, respectively. For the three and six months ended June 30, 2003, we reported a net increase in accumulated other comprehensive income of $40.3 million and $39.3 million, respectively. Changes in this account may reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains and losses on our interest rate agreements.

The following table provides reconciliation of accumulated other comprehensive income for real estate loan securities available-for-sale and interest rate agreements classified as cash flow hedges as of June 30, 2004 and December 31, 2003.

(in thousands)	June 30, 2004	December 31, 2003
Net unrealized gains on available-for-sale securities:
Residential loan credit-enhancement securities	$86,674	$79,334
Securities portfolio	4,780	3,265

Total available-for-sale securities	91,454	82,599
Net unrealized gains (losses) on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	19,767	(420)

Total accumulated other comprehensive income	$111,221	$82,179

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2004, Redwood Trust was obligated under non-cancelable operating leases with expiration dates through 2013 for a total of $7.6 million. The majority of the future lease payments are related to the operating lease for our executive offices that we relocated to in 2003.

Future Lease Commitments By Year
(in thousands)	June 30, 2004
2004	$667
2005	1,272
2006	874
2007	674
2008	702
2009 and thereafter	3,421

Total	$7,610

As of June 30, 2004, there were no pending legal proceedings to which Redwood Trust was a party or of which any of its property was subject.

The table below shows our commitments to purchase loans and securities as of June 30, 2004. These purchase commitments represent derivative instruments under SFAS No. 149. The value of these commitments was zero as of June 30, 2004.

Commitments to Purchase
(in thousands)	June 30, 2004
Residential real estate loans	$896,892
Residential loan credit-enhancement securities	—
Securities portfolio securities	27,306

Total	$924,198

We have limited loan repurchase obligations under certain circumstances for the securitization trusts sponsored by us. As of June 30, 2004, we have no outstanding contingencies or liabilities associated with these repurchase obligations.

NOTE 12. RECENT DEVELOPMENTS

In July 2004, Sequoia Mortgage Trust 2004-7, a securitization trust sponsored by us, issued $1.1 billion of asset-backed securities. The funds raised through the issuance of asset-backed securities were used by Sequoia 2004-7 to acquire residential real estate loans from us. In July 2004, Acacia CDO 5, LTD issued $300 million of asset-backed securities. The funds raised through the issuance of asset-backed securities were used by Acacia 5 to acquire real estate securities from us. We used the proceeds we received from these trusts to pay down a portion of our debt and to acquire new assets. We also acquired a small portion of the securities issued by Sequoia 2004-7 and Acacia 5 for our permanent investment portfolio.

In July 2004, residential loan credit-enhancement securities with a principal value of $13.8 million were called. In the third quarter we will recognize market value gains on these calls of $9.3 million through net recognized gains and valuation adjustments on our Consolidated Statements of Income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SAFE HARBOR STATEMENT

Statutory “safe harbor” applies to “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements inherently involve certain risks and uncertainties. Any matter discussed in this document that is not historical fact or contains estimates may constitute a forward-looking statement. Although we continuously update and revise our estimates, it is not practical to publish all such revisions and, thus no one should assume that any estimates or the results or trends projected in or contemplated by any forward-looking statements would prove to be accurate in the future. Forward-looking statements can be identified by the presence of words such as “may”, “will”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or similar words and terminology. Actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors, including, among other things: changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. For a discussion of risk factors, readers should review our Annual Report on Form 10-K for the year ended December 31, 2003 and our Prospectus Supplement for a secondary Common Stock offering dated May 13, 2004. This Form 10-Q may contain certain data based on information obtained from third-party service providers.

SUMMARY AND OUTLOOK

Redwood Trust is a financial institution located in Mill Valley, California. We invest in and credit-enhance residential and commercial real estate loans and securities.

Our primary source of revenue is interest income, which consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on their real estate loans. Our expenses consist primarily of interest expenses and operating expenses. Redwood is taxed as a Real Estate Investment Trust (REIT). As such, we are not required to pay corporate income taxes on the REIT profits that we distribute to shareholders as dividends.

We reported earnings per share of $2.58 for the second quarter of 2004 and $5.08 per share for the first half of 2004, as compared to $1.21 and $2.09 per share for the second quarter and first half of 2003.

We earned total taxable income of $3.04 per outstanding share in the second quarter of 2004, of which $2.76 per share was REIT taxable income. We earned total taxable income of $5.52 per share in the first half of 2004, of which $5.09 per share was REIT taxable income.

Our primary financial goal is to maintain steady regular dividend payments to our shareholders. Our regular dividend rate for the first half of 2004 was $0.67 per share per quarter. Our current dividend strategy is to maintain our regular dividend at a rate that we believe is more likely than not to be sustainable. In the last several years, we have generated record REIT taxable income. As a result, in recent years our dividend distribution requirements as a REIT have been higher than the level of dividends we believe may be sustainable. In order to meet our dividend distribution requirements as a REIT while maintaining a conservative regular dividend rate, we have declared and distributed special dividends from time-to-time. The last two special dividends we paid were $0.50 per share in the first quarter of 2004 and $4.75 in the fourth quarter of 2003. If we continue to earn taxable income in the second half of 2004 at the same rate we did in the first half of 2004, we will most likely need to declare one or more additional special dividends prior to the end of the third quarter of 2005.

Our primary product focus is investing in and credit-enhancing residential and commercial loans that are high quality, meaning that the loans have features such as low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. As a result of our loan quality and strong real estate markets, our credit results have been excellent. Since we own or credit-enhance a large amount of real estate loans relative to the size of our equity base, credit results in the future will be an important driver of our financial results.

The prepayment patterns of residential real estate loans over the last several years have benefited our results in a significant way. Adjustable-rate loans (ARMs) have prepaid at relatively slow rates, in part because of a fairly steep yield curve (short-term interest rates have been low relative to long-term interest rates). Most of the residential real estate loans we acquire are adjustable-rate loans, and we typically pay a premium price over the principal value for these loans. We sell these loans at a premium price to securitization trusts, so our net exposure to ARM premium is generally flat after securitization. Until recently, however, we have typically chosen to acquire for our permanent investment portfolio some of the asset-backed securities (ABS) issued from these trusts that incorporate some or all of the prepayment risk (and opportunity) of the underlying loans. As we have increased our residential real estate loan securitization activities in recent years, and we have acquired from these securitizations some of those new securities created whose returns are most sensitive to prepayments (i.e., Interest-Only, or IO, securities), our exposure to an increase in adjustable-rate loan prepayments has increased materially. (This exposure is offset to a degree by the credit-enhancement securities we acquire from Sequoia and third-party securitizations – these securities benefit from faster prepayments.) When these adjustable-rate loans prepay slowly, our net premium amortization expenses are low and our earnings benefit. Recently, however, the yield curve has been flattening (short-term interest rates are higher than they were, relative to long-term interest rates), and prepayment rates on adjustable-rate residential real estate loans have increased. A continuation of this trend could adversely effect on our future financial results.

Prepayment rates on fixed-rate and hybrid loans (loans with a fixed rate that become adjustable in a few years) have been rapid over the last few years as interest rates have fallen. We typically have not invested directly in these loans, but instead have credit-enhanced them through acquiring the first, second, and/or third loss credit-enhancement securities from securitizations of these loans sponsored by others. We acquire these securities at a discount to par (principal) value. The faster prepayment rates on these loans in recent years have increased our discount amortization income. Additionally, rapid prepayment rates have accelerated the dates at which these securities become callable by their issuers. We have benefited from significant amount of call income in recent quarters as securities we own at a discount have been called away at par value. Longer-term interest rates have risen in the last quarter, and prepayment rates on fixed and hybrid loans have slowed. A continuation of this trend over some period of time would likely reduce near-term results generated from our residential credit-enhancement securities portfolio by deferring potential discount amortization income and call income into the future.

We attempt to closely match the interest rate characteristics of our assets and liabilities, including the consolidated assets and liabilities of trusts for which, through our ownership of IO securities issued by the trusts, we benefit from the spread between the yield on the assets and the payments the trust makes to holders of asset-backed securities issued by the trust. For instance, the residential real estate loans on our consolidated balance sheet are almost entirely loans that adjust each month or six months to the one- or six-month LIBOR short-term interest rate. Similarly, the asset-backed securities that have been issued by securitization trusts to fund these loans also adjust each month or six months to the one- or six-month LIBOR short-term interest rate. Although these consolidated assets and liabilities closely match, the match is not perfect. In this case, we use interest rate agreements such as swaps and futures as hedges to seek to mitigate the effect that any remaining interest rate mismatches could have on our financial results. For the other parts of our balance sheet, we also strive to maintain tight interest rate matching. Accordingly, we do not believe that changes in interest rates are likely to have a material direct effect on our financial results, although no hedging program is perfect and thus a rapid change in short-term or long-term interest rates could potentially cause some unanticipated earnings volatility.

The indirect effects of a continuation of the current rising interest rate trend could affect our long-term results. An increase in short-term interest rates may materially increase the monthly loan payments made by homeowners with adjustable-rate loans. Although we underwrite and evaluate these loans to make sure the homeowner has the theoretical capacity to pay a higher loan rate, the reality of significantly higher monthly mortgage payments would, if it occurred, cause financial stress for some of these borrowers (perhaps especially for the high percentage of the loans that we acquire that are interest-only residential real estate loans). In addition, rising interest rates would likely make housing less affordable, and may slow or reverse recent increases in housing prices. Each of these trends could adversely effect on our credit results. Higher interest rates (or a flatter yield curve) would also likely reduce the rate at which new residential real estate loans are originated. This could reduce our investment, securitization, and growth opportunities, and could lead to higher acquisition pricing if demand for real estate loan investments remains high during a period of reduced loan supply.

We have been working for several years to develop our ability to create investments in more diverse real estate product types, while retaining our focus on high-quality borrowers. We have developed our Acacia CDO program (in which we re-securitize diverse pools of real estate securities), and have recently made initial investments in residential home equity lines of credit loans, commercial real estate mezzanine loans, and commercial real estate loan credit-enhancement securities. If the current trends towards higher interest rates and a flatter yield curve continue, the supply of our two main current product types— securities acquired from adjustable–rate residential loan securitizations that we sponsor and residential credit-enhancement securities issued from securitizations sponsored by others— could be materially diminished. If so, our efforts to diversify our capabilities may assist us in keeping our capital fully employed.

Acquisition pricing for new assets has been moving higher for several years, although to date this trend has been largely offset by improved pricing on the sale of asset-backed securities used to finance these assets. Recently, the terms of sales of asset-backed securities by securitization trusts sponsored by Redwood have been slightly less favorable than they were earlier in the year 2004. If widening of asset-backed securities spreads (lower ABS sales prices, in effect) continues, and if acquisition pricing for assets continues to be relatively expensive, then the securitizations we sponsor will be less profitable and/or we will reduce our securitization volume.

In recent years, we have generally acquired for our permanent investment portfolio a portion of the Interest-Only (IO) securities issued by the Sequoia residential real estate loan securitization trusts we sponsor. For the last three Sequoia transactions (Sequoia 2004-5, Sequoia 2004-6, and Sequoia 2004-7 in July 2004), however, we did not acquire IO securities, or we acquired a lesser amount of IO than was typical in the past. We currently believe that we have a sufficient amount of Sequoia IO already in our permanent investment portfolio, and we are not especially interested at this moment in adding additional adjustable-rate residential loan prepayment upside or downside to our risk profile. In addition, by not buying these IO securities in recent months, we materially reduced our rate of absorption of equity capital during the second quarter (compared to what it would have been otherwise), thus reducing our new stock issuance requirements. The Sequoia trusts have been able to sell IO (through sales of IO certificates or through sales of asset-backed securities at a premium to par value) at reasonable prices. If the prepayment rates for adjustable–rate loans continue to increase, however, Sequoia trusts may not be able to sell premium ABS or IO at attractive levels. As a result, our profits from securitization may be reduced. If prices for IO were to drop, we may acquire additional Sequoia IO securities for our permanent portfolio, thus increasing our risk and opportunity with respect to adjustable-rate prepayment speeds.

Liquidity risk is an important issue for financial institutions. We continue to maintain a balance sheet with very low levels of actual financial leverage at Redwood Trust, utilizing debt ($270 million at June 30, 2004) only to finance — on a temporary basis — loans and securities recently acquired for sale into future securitizations. All of Redwood’s debt at June 30, 2004 was short-term debt. Our permanent investment portfolio, consisting of assets we are holding for the long-term to earn net interest income, is financed entirely with equity. Our permanent investment portfolio includes the securities we have acquired from the asset-backed securities trusts we have sponsored. Although we own a small fraction of the asset-backed securities issued by these trusts, we report all of the assets and all of the asset-backed securities obligations of these trusts on our consolidated balance sheet. (Our balance sheet is leveraged in the sense that we do take credit and prepayment risk on a large volume of loans, given the size of our equity base. Since we own securities in our permanent investment portfolio with equity only, however, we do not have a high degree of actual financial leverage.) With our low levels of debt and reliance on equity financing at Redwood (excluding consolidated items), we believe our liquidity risks remain low.

Despite the emergence of some trends that could potentially impact our results over time, we are pleased with Redwood’s overall prospects. We own large portfolios of high-quality assets that we have acquired, securitized, and managed over the years. This portfolio should continue to generate attractive returns, we believe, over its remaining average life of four to six years. Using cash generated from our portfolio and from new equity issuance, we continue to add new assets that we believe have attractive potential return characteristics. We are diversifying our product lines, and thus increasing our investment opportunities. We continue to expand our customer base of real estate loan origination companies. Our securitizations continue to be profitable (i.e., when we sell accumulated assets to a securitization trust, the amount of cash we receive plus the market value of the asset-backed securities we acquire from securitization trusts equals or exceeds the amount we paid to accumulate the assets). Overall, we continue to grow and become more efficient. We believe our competitive position in our markets remains strong.

Our reported earnings of $5.08 per share for the first half of 2004 represent a 34% return on reported equity. This high level of profitability is, in part, a result of four years of near-perfect (extraordinary) environmental and operating conditions for our business, and also includes gains from calls and sales of residential credit-enhancement securities. We do not believe that this level of return on equity is sustainable. In the long term, we believe our return on equity (excluding gains from sales, calls, and market value adjustments) is most likely to fall in the range of 11% to 18% in most years when residential credit performance is at least acceptable and prepayment rates on the adjustable-rate loans we have securitized are not extraordinarily fast.

As indicated in the discussions above, we believe it is likely that our environmental and operating conditions will, at a minimum, “regress to the mean” (become more normal) over the next few years. This would likely result in a lower level of earnings per share over time. In addition, regardless of environmental and operating conditions going forward, our on-going earnings are likely, we believe, to decline as a result of assets calls (our highest yielding assets are being called away, and we are replacing these assets with new assets that will generate lower net yields in their first few years irrespective of environmental and operating conditions). We believe the first half of 2004 could represent a “high water mark” for the next few years for our earnings per share (as measured excluding gains from sales, calls, and market value adjustments), and we believe that year-over-year quarterly earnings per share comparisons (as measured excluding gains from sales, calls, and market value adjustments) are more likely than not to be negative during 2005. Nevertheless, even as we enter a more normal and challenging market environment at the same time that our highest yielding assets are paying off, we still expect to generate a reasonably attractive return on equity, report reasonably attractive earnings, and sustain our regular dividend rate going forward.

Our equity capital base continued to increase and stands at $758 million as of June 30, 2004 as compared to $553 million at the beginning of 2004. We have increased our reported capital base through retention of a portion of our earnings, through appreciation of assets marked-to-market through our balance sheet, and through stock issuance. We issued $52 million of stock in the second quarter through a secondary common stock offering, and we issued an additional $48 million of stock in the first half of 2004 though our Direct Stock Purchase and Dividend Reinvestment Plan. Due to continued net investment in our permanent investment portfolio, the bulk of the proceeds of our second quarter equity issuance were fully invested at June 30, 2004. Since we continue to create investment opportunities for our portfolio that we believe have attractive risk/reward characteristics, we will likely seek to raise additional equity funds in the second half of 2004 in order fund continued portfolio growth. We believe issuing additional stock is likely to serve our shareholders by being accretive to book value, earnings, and dividends over time (as compared to where they would have been otherwise).

THIRD QUARTER 2004 UPDATE

During July, Redwood completed the acquisition of $1.3 billion high quality, adjustable-rate real estate loans. In addition, we committed to acquire an additional $0.5 billion loans for settlement during the third quarter.

In July, Redwood sold many of these loans, plus most of the unsecuritized loans reported on our June 30, 2004 balance sheet, to Sequoia 2004-7, an asset-backed securities (ABS) trust. Sequoia 2004-7 issued $1.1 billion asset-backed securities for settlement in July 2004. Redwood acquired a small portion of these securities (the credit-enhancement securities plus some small interest-only securities) for its permanent equity-funded portfolio. All of Sequoia 2004-7’s assets and liabilities will be consolidated onto Redwood’s reported balance sheet.

Redwood completed the acquisition of $67 million of real estate securities during July, and committed to acquire an additional $30 million securities for settlement during the third quarter. Included in these acquisitions are $27 million of residential credit-enhancement securities and $6 million of commercial credit-enhancement securities.

In July, Redwood sold $300 million of real estate securities to Acacia 5, an asset-backed securities issuance trust. Acacia 5 issued $300 million of asset-backed securities. Redwood acquired for its permanent portfolio a small portion of the ABS issued by Acacia 5 — Redwood acquired the preferred shares of Acacia 5, which are the functional equivalent of credit-enhancement securities and IOs for this deal. All of the assets and liabilities of Acacia 5 will be consolidated onto Redwood’s reported balance sheet.

Prepayment rates on adjustable-rate residential real estate loans owned by Sequoia trusts increased again in July. The average annual Sequoia prepayment rate for July was over 20%, as compared to rates of 15% to 20% in recent months and 10% to 15% earlier. Redwood owns Interest-Only securities from some of these Sequoia transactions and owns the credit-enhancement securities from all of the Sequoia transactions as well as adjustable-rate loan credit-enhancement securities acquired from third-party securitizations. Future returns from adjustable-rate IO securities are likely to be diminished if faster prepayment rates persist over a period of several years, while future returns on adjustable-rate credit-enhancement securities are likely to be enhanced by faster prepayment speeds. On average, Redwood’s current portfolio of permanent investment securities would benefit from slower adjustable-rate prepayment speeds.

Residential loan credit-enhancement securities with a principal value of $14 million were called in July, generating a GAAP gain of $9 million and an estimated tax gain of $7 million. Favorable prepayments, strong credit results, and rising housing prices continue to benefit our existing portfolio of these securities.

SUPPLEMENTAL FINANCIAL DATA

Supplemental financial data and additional financial measures regarding our operations are available on our web site at www.redwoodtrust.com. None of the information on or hyperlinked from our website is incorporated into this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies and how changes in estimates might affect our financial results and statements are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed this Form 10-Q.

Establishing Valuations and Accounting for Changes in Valuations
We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Valuations of residential real estate loans held-for-sale are generally done on a pool basis while valuations of commercial real estate loans held-for-sale and securities available-for-sale are done on an asset-specific basis. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

In addition to our valuation processes, we are active acquirers and occasional sellers of the assets and interest rate agreements consolidated on our reported balance sheet. Thus, we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets in our portfolio. In addition, we use third party sources to validate certain valuation estimates.

Valuation adjustments to real estate loans held-for-sale are reported as net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment. In general, adjustments to the fair value of securities available-for-sale are reported through our balance sheet as a component of accumulated other comprehensive income in Stockholders’ Equity within the cumulative unrealized gains and losses classified as accumulated other comprehensive income. The exception to this treatment of securities available-for-sale is when a specific impairment is identified or a decrease in fair value results from a decline in estimated cash flows that may be considered an other-than-temporary change. In such cases, the resulting decrease in fair value is recorded in net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment.

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

Revenue Recognition
When recognizing revenue on consolidated earning assets, we employ the effective yield method to account for purchase premiums, discounts, and other net capitalized fees or costs associated with purchasing and financing real estate loans and securities. For our real estate loans and our investment grade securities, the effective yield method is applied under FAS 91 or EITF 99-20 as appropriate. The use of these methods requires us to project cash flows over the remaining life of each asset and certain liabilities. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

Our consolidated residential loan credit-enhancement securities have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential real estate loans. As a result of the relatively high credit risks of these investments, we are able to purchase credit-enhancement securities at a discount to principal (par) value. A portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is considered as a form of credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment.

Under the effective yield method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in increasing yields being recognized from residential loan credit-enhancement securities. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and may represent a permanent impairment, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.

Credit Reserves
For consolidated residential and commercial real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the balance sheet date. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics. We adjust the credit reserves by taking credit provisions through our Consolidated Statements of Income. Actual charge-offs reduce the reserves.

Our estimation of collective losses on pools of loans uses loss rate assumptions to calculate estimated losses over an assumed remaining life of each pool. The reserve is based on the portion of these losses that are believed to have already been incurred and are expected to be confirmed over an estimated loss confirmation period – the average lag between the incurrence of a credit loss (such as the deterioration of a borrower’s financial condition) and the confirmation of that loss (the identification of a impairment which will result in charge-off).

Our estimation of losses and reserves may consider a variety of factors including, but not limited to, historical loss experience, loan characteristics and loan pool composition, underwriting standards, current business climate and economic conditions, geographic considerations, past performance of similar loans, and other observable data including our own extensive industry experience.

Accounting for Derivatives Instruments (Interest Rate Agreements)
We incorporate the use of derivative instruments to manage certain risks such as market value risk and interest rate risk. We employ the majority of our interest rate agreements to match the duration of liabilities to assets. The derivative instruments we employ include, but are not limited to, interest rate swaps, interest rate options, options on swaps, futures contracts, options on futures contracts, options on forward purchases, and other similar derivatives. We collectively refer to these derivative instruments as “interest rate agreements”.

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

We currently elect to account for the bulk of our interest rate agreements as cash flow hedges. We record these derivatives at their estimated fair market value, and generally record changes in their fair value in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earning. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income.

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

Accounting for securitized assets and securities acquired from Redwood-sponsored securitizations
We currently securitize all the residential real estate loans we acquire. We also re-securitize the bulk of the real estate securities we acquire. In a securitization or re-securitization transaction, we sell the assets to be securitized to an ABS trust that is legally separate and bankruptcy-remote from Redwood and its subsidiaries. The sale of these assets to a trust from Redwood is always a true sale for legal purposes and is usually a sale for tax purposes. A taxable gain or loss for Redwood is generated in most cases when Redwood sells assets to an ABS trust. The trust creates asset-backed securities, each representing an ownership interest in the pool of assets owned by the trust. The trust sells the asset-backed securities it has created to capital markets investors, and remits the proceeds received from the sale of these securities to Redwood as payment for the assets Redwood sold to the trust.

Redwood often chooses to acquire for its own long-term portfolio a small portion of the ABS sold by the ABS securitization trusts. Redwood’s maximum loss exposure to the assets and liabilities of these ABS trusts is generally limited in most circumstances to the investment Redwood makes in any of the securities issued by the trust (Redwood may have limited repurchase obligations for certain assets sold to trusts—these obligations are typically offset by similar representations and warranties Redwood receives from the companies from which Redwood acquired these loans).

As of June 30, 2004, we have accounted for all of the securitization transactions undertaken by Redwood-sponsored ABS trusts as financings rather than sales for GAAP financial reporting purposes. As a result, the sale of assets from Redwood to the ABS trust is accounted under GAAP as a pledge, and no gain or loss on sale occurs for GAAP. Under this GAAP treatment, we consolidate on our balance sheet all of the assets pledged to each securitization trust as well as the outstanding ABS obligations issued by the securitization trust. As a result of this GAAP treatment, the securities from these trusts that Redwood acquires and owns are not shown on our consolidated balance sheet, but rather are represented by the excess of assets over liabilities consolidated from the ABS trusts.

RESULTS OF OPERATIONS

Our GAAP earnings (as calculated in accordance with Generally Accepted Accounting Principles) totaled $55 million or $2.58 per share for the second quarter of 2004, as compared to $22 million or $1.21 per share during the second quarter of 2003. For the first six months of 2004, our GAAP earnings totaled $106 million ($5.08 per share) as compared to $37 million ($2.09 per share) earned in the first six months of 2003.

Our 2004 results continue to be driven by the quality of our existing real estate loan investments, a favorable operating environment, excellent credit results, favorable prepayment patterns, increased capital efficiencies, gains, sales, and call income (generated from residential credit-enhancement securities that we own at a discount to principal value that were called at full principal value). In addition, the increase in our equity base has enabled us to increase our operating efficiencies and improve our returns to our shareholders.

Total taxable income was $3.04 per share outstanding for the second quarter of 2004 versus $1.93 for the second quarter of 2003, and was $5.52 for the first half of 2004 versus $3.51 for the first half of 2003. Total taxable income is the pre-tax income earned at Redwood’s REIT and taxable subsidiaries, as calculated according to IRS rules. Due to our REIT tax status, we do not expect to pay income taxes on most of this REIT taxable income.

During the second quarter, we completed the acquisition of $2.7 billion real estate loans. The bulk of these were adjustable-rate residential real estate loans; we also acquired $335 million high quality home equity lines of credit (HELOCs) and $17 million commercial real estate loans. We sold $2.6 billion residential real estate loans to Sequoia 2004-4, Sequoia 2004-5, and Sequoia 2004-6 asset-backed trusts during the quarter and $327 million of HELOCs to Sequoia HELOC Trust 1. These trusts created, issued, and sold $2.9 billion asset-backed securities to the capital markets. Redwood acquired a small portion of the ABS issued by these trusts—the residential credit-enhancement securities and a portion of the IOs (interest-only securities) — for its permanent investment portfolio. For GAAP reporting purposed, all of the assets and liabilities of these three trusts were consolidated on to Redwood’s reported balance sheet.

Redwood completed the acquisition of $268 million real estate loan securities during the second quarter, including $75 million residential loan credit-enhancement securities and $193 million of other securities. In the second quarter, Redwood sold $300 million securities to Acacia 4, an asset-backed securities trust. Redwood acquired for its permanent portfolio a small portion of ABS issued by Acacia 4 — the preferred shares, which are the functional equivalent of credit-enhancement securities and IOs for this deal. All of the assets and liabilities of Acacia 4 were consolidated onto Redwood’s reported balance sheet.

During the second quarter, residential loan credit-enhancement securities with a principal value of $31 million were called, generating a GAAP gain of $15 million and an estimated tax gain of $10 million.

We reversed a valuation allowance of $5.2 million in the second quarter of 2004 to recognize a deferred tax asset and recognize the likely future benefit of tax loss carry-forwards in our taxable subsidiaries. This valuation allowance reserve flows through the tax provision on the Consolidated Statements of Income.

Interest Income
Total interest income revenues for the second quarter of 2004 were $138 million, an increase of 94% from the $71 million of interest income our assets generated during the second quarter of 2003.

Total interest income consist of cash interest payments we receive from our consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses.

Table 1
Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	$144,865	$68,659	$275,023	$132,057
Discount amortization	9,077	10,110	17,961	15,789
Premium amortization	(14,463)	(5,180)	(26,157)	(11,376)
Provision for credit losses	(1,500)	(2,163)	(4,011)	(3,919)

Total interest income	$137,979	$71,426	$262,816	$132,551
Average earning assets	$20,283,156	$8,523,925	$19,220,746	$7,961,868
Yields as a result of:
Interest income	2.86%	3.23%	2.85%	3.32%
Discount amortization	0.18%	0.47%	0.19%	0.40%
Premium amortization	(0.29%)	(0.25%)	(0.27%)	(0.29%)
Credit provision expense	(0.03%)	(0.10%)	(0.04%)	(0.10%)

Yield on earning assets	2.72%	3.35%	2.73%	3.33%

Interest income increased as a result of growth in the average balance of consolidated earning assets of 138% over the last year. Total earning assets grew primarily as a result of increased acquisitions and securitizations of residential whole loans. Growth in interest income did not fully match growth in consolidated earning assets because the average yield we earned on these assets declined from 3.35% in the second quarter of 2003 to 2.72% in the second quarter of 2004. The average yield on our assets fell primarily as a result of declining short-term interest rates that impacted interest income generated by our adjustable-rate assets (96% of our consolidated assets at June 30, 2004). In addition, discount amortization income declined as a component of our yield, in part due to calls of higher-yielding residential credit-enhancement securities during the last year.

For the first six months of 2004, interest income was $263 million, an increase of 98% from interest income of $133 million for the first six months of 2003. Growth in average earning assets between the six-month periods was 141%. Interest income growth lagged asset growth for the six-month periods of 2004 over 2003 due to a decline in the yields on our earning assets.

Average yields also declined due to a change in asset mix – the bulk of the growth in our consolidated assets over the last year have been adjustable-rate residential real estate loans that have a low yield relative to our other assets. Table 2 below shows that our consolidated residential real estate loan portfolio (substantially all of which is adjustable rate) is our fastest growing portfolio (144% over the last year) and it also generated one of the lowest yields (2.34% for the recent quarter). Although residential real estate loans have a low yield relative to our other products, they have been generating an attractive return on equity for us. Residential loan securitizations are efficient for us both with respect to equity utilization (we use our equity to fund the acquisition of some of the asset-backed securities we create from these loans, but the amount of securities we acquire is small so we use our equity efficiently) and with respect to the cost of funding (the asset-backed securities we create from the loans and issue to investors have a low effective cost of funds).

Table 2
Interest Income and Yield by Portfolio
(dollars in thousands)

	For the Three Months Ended June 30, 2004
					Growth Rate Of
		Percent of			Average Balance
		Total Interest	Average		Over Last 12
	Interest Income	Income	Balance	Yield	Months
Residential real estate loans, net of provision for credit losses	$109,880	79.64%	$18,754,200	2.3%	144%
HELOCs, net of provision for credit losses	536	0.39%	124,053	1.7%	NM
Residential loan credit-enhancement securities	16,077	11.65%	317,235	20.3%	14%
Commercial loans	868	0.63%	26,129	13.3%	(21)%
Securities portfolio	10,545	7.64%	980,089	4.3%	116%
Cash	73	0.05%	81,450	0.4%	(7)%

Total interest income	$137,979	100.0%	$20,283,156	2.7%	138%

Table 3
Interest Income and Yield by Portfolio
(dollars in thousands)

	For the Six Months Ended June 30, 2004
					Growth Rate Of
		Percent of			Average Balance
		Total Interest	Average		Over Last 12
	Interest Income	Income	Balance	Yield	Months
Residential real estate loans, net of provision for credit losses	$208,706	79.41%	$17,835,248	2.3%	149%
HELOCs, net of provision for credit losses	536	0.20%	62,026	1.7%	NM
Residential loan credit-enhancement securities	31,610	12.03%	302,157	20.9%	8%
Commercial loans	1,569	0.60%	24,222	13.0%	(24%)
Securities portfolio	20,156	7.67%	921,047	4.4%	126%
Cash	239	0.09%	76,046	0.6%	(18%)

Total interest income	$262,816	100.0%	$19,220,746	2.7%	141%

For each of our asset types, Table 4 below details how our interest income changed as a result of changes in portfolio size (“volume”) and yield (“rate”) for the three and six month periods ending June 30, 2004 as compared to the same period during the prior year.

Table 4
Volume and Rate Changes for Interest Income
(dollars in thousands)

	Change in Interest Income for the			Change in Interest Income for the
	Three Months Ended June 30,			Six Months Ended June 30,
	2004 Versus June 30, 2003			2004 Versus June 30, 2003
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
Residential real estate loans	$68,346	$(5,765)	$62,581	$133,893	$(14,800)	$119,093
Residential home equity loans	536	—	536	536	—	536
Residential loan credit-enhancement securities	2,463	(4,363)	(1,900)	2,668	(2,728)	(60)
Commercial loans	(203)	111	(92)	(433)	226	(207)
Securities portfolio	5,871	(383)	5,488	11,678	(771)	10,907
Cash	(10)	(50)	(60)	(45)	41	(4)

Total interest income	$77,003	$(10,450)	$66,553	$148,297	$(18,032)	$130,265

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

Total interest income increased in 2004 as compared to 2003 primarily due to the growth in our residential real estate loan portfolio, offset by an overall decrease in interest rates. Interest income from our residential loan credit-enhancement securities decreased in 2004 as compared to 2003 due to calls of our highest yielding securities during the last six months of 2003 and continuing through June 30, 2004. We continue to acquire residential loan credit-enhancement securities in 2004, but the yields we currently recognize on these new securities are lower as compared to the yields we are recognizing on our more seasoned credit-enhancement securities. Interest income from our securities portfolio has increased from 2003 as we continue to acquire these assets and re-securitize them through Acacia ABS trusts.

Interest Expense
 Total interest expense over the last year rose by 116% — from $42 million in the second quarter of 2003 to $90 million in the second quarter of 2004. Over the same period, our average balances of short-term debt and asset-backed securities (“ABS”) increased by 144% — from $8.2 billion in the second quarter of 2003 to $19.9 billion in the second quarter of 2004. ABS securities issued by ABS trusts sponsored by us (which are consolidated on our reported balance sheet) increased rapidly as we continued to acquire and securitize residential real estate loans. The total cost of funds on our short-term debt plus the cost of funds on consolidated asset-backed securities declined from 2.05% in the second quarter of 2003 to 1.82% in the second quarter of 2004 reflecting a decline in short-term interest rates that reduced both the cost of our debt as well as cash payments made on our primarily floating-rate asset-backed securities.

Table 5
Total Interest Expense
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest expense on short-term debt	$2,490	$1,639	$5,061	$3,579
Interest expense on consolidated ABS	87,869	40,163	164,875	75,156

Total interest expense	$90,359	$41,802	$169,936	$78,735

Average short-term debt balance	$539,231	$299,141	$493,581	$348,859
Average consolidated ABS balance	$19,350,833	$7,861,252	$18,325,168	$7,252,534

Average total obligations	$19,890,064	$8,160,393	$18,818,749	$7,601,393
Cost of funds of short-term debt	1.85%	2.19%	2.05%	2.05%
Cost of funds of consolidated ABS	1.82%	2.04%	1.80%	2.07%
Cost of funds of total obligations	1.82%	2.05%	1.81%	2.07%

Table 6 below details how our interest expense changed as a result of changes in outstanding obligations (“volume”) and cost of funds (“rate”) for the three and six month periods ending June 30, 2004 as compared to the same periods during the prior year.

Table 6
Volume and Rate Changes for Interest Expense
(dollars in thousands)

	Change in Interest Expense for the			Change in Interest Expense for the
	Three Months Ended June 30,			Six Months Ended June 30,
	2004 Versus June 30, 2003			2004 Versus June 30, 2003
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest expense on short-term debt	$1,315	$(464)	$851	$1,485	$(3)	$1,482
Interest expense on consolidated ABS	58,700	(10,994)	47,706	114,743	(25,024)	89,719

Total interest expense	$60,015	$(11,458)	$48,557	$116,228	$(25,027)	$91,201

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the prior period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The increase in interest expense in 2004 as compared to the similar periods in 2003 is due primarily to the increase in volume of asset-backed securities issued from consolidated Sequoia and Acacia trusts, offset by an overall decline in interest rate paid on these (primarily adjustable-rate) asset-backed securities.

Interest expense on short-term debt increased during 2004 as compared to the corresponding periods in 2003 due primarily to an increase in the average short-term debt balance in 2004.

Our interest expenses for consolidated asset-backed securities obligations include cash interest payments made to securities holders, amortization of deferred asset-backed securities issuance costs, net expenses for interest rate agreements that hedge these obligations, less the income from the amortization of the premium created when interest-only asset-backed securities are issued, and income from amortizing the premium created when asset-backed securities are issued at prices greater than principal value.

An increase in amortization of premium received on issuance of ABS has reduced our cost of funds. This offsets to some degree an increase of amortization of premium paid on the purchase of assets, which has reduced our reported asset yield. In both case, premium amortization is increasing as we acquire and securitize more loans, and as adjustable-rate prepayment speeds increase.

Table 7
Cost of Funds of Consolidated Asset-Backed Securities Issued
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
ABS expense	$78,809	$36,769	$147,879	$69,183
ABS issuance expense amortization	4,305	1,702	7,848	3,481
Net ABS interest rate agreement expense	5,988	1,873	10,953	2,962
Amortization of ABS issuance net premium	(1,233)	(181)	(1,805)	(470)

Total ABS interest expense	$87,869	$40,163	$164,875	$75,156
Average balance of ABS	$19,350,833	$7,861,252	$18,325,168	$7,252,534
Cash ABS expense	1.63%	1.86%	1.61%	1.90%
ABS issuance expense amortization	0.09%	0.09%	0.09%	0.10%
Net ABS interest rate agreement exp.	0.12%	0.10%	0.12%	0.08%
Amortization of ABS issuance net premium	(0.02%)	(0.01%)	(0.02%)	(0.01%)

Cost of funds of ABS	1.82%	2.04%	1.80%	2.07%

Our asset-backed securities issued include premiums received for Interest Only (IO) securities issued. The interest paid, net of IO premium amortization, on these IO securities is included in ABS expense in the table above.

Net Interest Income
 Net interest income was $48 million for the second quarter of 2004, as compared to $30 million for the same period in 2003. Net interest income for the first six months of 2004 was $93 million as compared to $54 million in the first six months of 2003.

Table 8
Net Interest Income
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total interest income	$137,979	$71,426	$262,816	$132,551
Total interest expense	(90,359)	(41,802)	(169,936)	(78,735)

Net interest income	$47,620	$29,624	$92,880	$53,816

Growth in our equity capital employed drove our growth in net interest income for the three and six months ended 2004, as compared to similar periods in 2003. We also benefited from faster than anticipated prepayment rates on loans underlying our residential loan credit-enhancement securities resulting in increased amortization of the unamortized discount into income, an improved asset mix, and strong credit results.

Operating Expenses
 Total operating expenses before variable stock option expense (VSOE) increased by 24% over the last year, from $7 million during the second quarter of 2003 to $9 million during the second quarter of 2004. Generally, the scale of our business has increased more rapidly than our operating expenses. As a percentage of net interest income (NII), total-operating expenses before VSOE decreased from 25% in the second quarter of 2003 to 19% in the second quarter of 2004.

Table 9
Operating Expenses
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fixed compensation expense	$1,842	$1,394	$4,073	$2,793
Variable compensation expense	4,722	4,658	8,744	8,467
Fair value of stock option expense	547	—	856	—
Other operating expense	1,781	1,251	3,516	2,515
Excise tax	190	—	490	862

Total operating expenses before VSOE	$9,082	$7,303	$17,679	$14,637
Variable stock option expense (income)	(621)	1,490	808	2,438

Total operating expenses	$8,461	$8,793	$18,487	$17,075
Net interest income	$47,620	$29,624	$92,880	$53,816
Efficiency ratio (Operating Expense before VSOE/NII)	19%	25%	19%	27%

Fixed compensation expenses include employee salaries and related employee benefits. Fixed compensation expenses for the three and six months ended June 30, 2004 increased by 32% and 46%, respectively, versus the corresponding periods of 2003 due to increases in staff related to the increased scale of our operations of our business. Variable compensation includes employee bonuses, which are based on individual employee performance and the (adjusted) return on equity earned by the company, as well as dividend equivalent right expenses related to dividends on certain outstanding stock options. Variable compensation was relatively unchanged for the three and six months ended June 30, 2004, as compared to corresponding periods in 2003, due primarily to the exercise of stock options by employees during the first quarter of 2004, resulting in lower dividend equivalent right expenses on stock options during 2004 as compared to 2003.

In the fourth quarter of 2003, effective January 1, 2003, we adopted the fair value method of accounting for stock options expense for all options granted since January 1, 2003. The estimated fair value of stock options granted is amortized over the options’ relative vesting period. For the three and six months ended June 30, 2004, stock option fair value expenses were $0.5 million and $0.9 million, respectively. Other operating expenses for the three and six months ending June 30, 2004 increased by 42% and 40%, respectively, versus the corresponding periods of 2003 due to investments in systems and infrastructure, increases in the scale of our operations, and increased accounting and internal control costs.

For a portion of our older stock options, we recognize income when our stock price falls (as in the second quarter of 2004) and we accrue an expense when our stock price increases (as it did in earlier periods) as variable stock option expense.

In the last two years, Redwood has delayed the distribution via dividends of a portion of its REIT taxable income; as a result, under the REIT tax rules, Redwood pays excise taxes. These excise taxes are included in operating expenses.

We continue to add to our staff as we grow. Nevertheless, we believe our productivity and efficiency may continue to improve, with our equity and earnings growing more rapidly than our headcount and operating expenses. In addition, we expect some of our operating expenses related to stock options (dividend-equivalent rights expenses and variable stock options expenses) are likely to decline over time as the applicable options are exercised or expire.

Net Recognized Gains (Losses) and Valuation Adjustments

Table 10
Net Recognized Gains (Losses) and Valuation Adjustments reported in our Consolidated
Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net realized gains due to calls	$15,246	$4,345	$27,062	$5,198
Net realized gains due to asset sales	994	(28)	7,249	(28)
Valuation adjustments under EITF 99-20	(3,846)	(915)	(4,404)	(1,567)
Valuation adjustments on commercial real estate loans	(23)	1	(98)	—
Recognized gains on sale of residential real estate loans	—	—	—	722
Unrealized losses on interest rate agreements	(113)	(462)	(114)	(466)

Net recognized gains (losses)	$12,258	$2,941	$29,695	$3,859

We recognized income of $12 million in the second quarter of 2004 as a result of net recognized gains and valuation adjustments (change in market values of certain assets and hedges, either unrecognized or recognized via sale or call).

In the second quarter of 2004, gains from calls of $31 million par (principal or face) value of residential credit-enhancement securities were $15 million. (We acquire these securities at a discount, they are called – effectively sold – at par.) For the first half of 2004, gains from calls have been $27 million. Rapid prepayment rates over the last four years have accelerated the first potential call dates of the securitizations we credit enhance. We expect gains from calls to continue, although at an unpredictable rate.

Gains from sales of assets were $1 million during the second quarter of 2004 and $7 million for the first half of 2004. We have been and intend to continue to sell appreciated assets from time to time to recycle capital into newer assets that have higher potential returns.

Accounting rules (specifically EITF 99-20) require us to test the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark-to-market these assets that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that would indicate permanent impairment. Assets with reduced discounted projected cash flows are written down in value (through a non-cash income statement charge) if the current market value for that asset is below our basis. If the market value is above our basis, however, the increase in value is reflected as a component of accumulated other comprehensive income on our consolidated balance sheet. With rising interest rates and slowing prepayment rates, we expect an increase in EITF 99-20 related negative valuation adjustments to reported earnings. It is difficult to predict the timing or magnitude of these adjustments; the quarterly adjustment amount could be substantial. EITF 99-20 adjustments do not affect our cash flow or taxable income generation. EITF 99-20 adjustments were negative $3.8 million for the second quarter of 2004 and negative $4.4 million for the first half of 2004 due primarily to the timing of cash flows as a result of slower prepayment assumptions related to certain securities purchased at a discount.

We have not sought hedge accounting for a portion of our interest rate agreements (interest rate swaps, futures, and related instruments). We recognize in income each quarter the change in market value of these agreements. Also included in our valuation adjustments for interest rate agreements is the ineffectiveness of our interest rate agreements for which we do utilize hedge accounting. Total valuation adjustments for interest rate agreements were negative $0.1 million for both the three and six months ended June 30, 2004.

PROVISIONS FOR INCOME TAXES

We are currently accruing for income taxes, as we intend to permanently retain up to 10% of ordinary REIT taxable income earned through June 30, 2004. By retaining a portion of our income, we seek to build book value per share, and thus potential earnings and dividends per share, over time. We recorded an income tax provision for Redwood (the REIT) and its taxable subsidiaries of $1.5 million and $3.4 million for the three and six months ended June 30, 2004, respectively. The income tax provision for the three and six months ended June 30, 2003 was $1.6 million and $2.8 million, respectively. We are currently benefiting from NOLs in our taxable (non-REIT) subsidiaries. Taxable income in these subsidiaries will be subject to income taxes when the NOLs are fully utilized. Due to California apportionment rules, we are currently accruing for state income taxes. The taxes we have accrued during 2004 and 2003 represent state income taxes on taxable subsidiary income attributable to the California apportionment rules and to the 2003 tax year.

As of June 30, 2004, it has become more likely than not that Holdings will utilize its remaining Federal and state NOLs as well as its other future temporary deductions, therefore, due to the elimination of the valuation allowance, a deferred tax benefit of $5.2 million was recorded for the three and six months ended June 30, 2004. As a result, Holdings, our principal taxable (non-REIT) subsidiary, will accrue expenses for income taxes on profits earned in the future.

Dividends on Preferred Stock
 We had preferred stock outstanding in 2003 until we converted the preferred to common stock in May 2003. Dividends on this preferred stock were $0.7 million for the first quarter and half of 2003.

Net Income Available to Common Stockholders
 The table below shows earnings and the related per share amounts for the three and six months ended June 30, 2004 and 2003.

Table 11
Net Income Available to Common Stockholders
(dollars in thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30,		Period	June 30,		Period
	2004	2003	Change	2004	2003	Change
Total interest income	$137,979	$71,426	$66,553	$262,816	$132,551	$130,265
Total interest expense	(90,359)	(41,802)	(48,557)	(169,936)	(78,735)	(91,201)

Net interest income	$47,620	$29,624	$17,996	$92,880	$53,816	$39,064
Operating expense	(8,461)	(8,793)	332	(18,487)	(17,075)	(1,412)
Net gains and valuation adjust	12,258	2,941	9,317	29,695	3,859	25,836
Net benefit (provision for) income taxes	3,671	(1,560)	5,231	1,791	(2,775)	4,566
Preferred stock dividends	—	—	—	—	(681)	681

Net income available to common stockholders	$55,088	$22,212	$32,876	$105,879	$37,144	$68,735

Common Dividends and Taxable Income
 For the second quarter of 2004, we estimate that our total taxable income was $66 million, or $3.04 per share outstanding at June 30, 2004. Taxable income at the REIT level, including all items, was $2.76 per share for the second quarter of 2004. Taxable income per share at the REIT level was $2.24 if measured before gains from calls and sales of assets and deductions for stock option exercises.

For the first half of 2004, estimated taxable income was $114 million, or $5.52 per share (based on shares outstanding at each quarter end). Estimated taxable income at the REIT level, including all items, was $5.09 per share for the first half of 2004.

Total taxable income is pre-tax income earned at our REIT and at our taxable subsidiaries. Pre-tax income earned at the REIT will not be subject to tax to the extent it is distributed to shareholders as dividends. Earnings at our taxable subsidiaries are not currently subject to federal income taxes, as we are benefiting (for tax purposes) in the short-term from the use of net operating loss (NOL) carry-forwards in these subsidiaries. For GAAP purposes, the future benefit of these NOLs was recognized as a reversal of a valuation allowance reserve in the second quarter of 2004. As the NOLs are utilized, a tax expense accrual will reduce pre-tax income earned (under GAAP) at the taxable subsidiaries. However, projections of income earned at the taxable subsidiaries may be subject to current state income taxes.

Table 12
Differences Between GAAP Net Income and Estimated Total Taxable and REIT Taxable Income
(all dollars in thousands)

	For the Three Months	For the Six Months	For the Year Ended
	Ended June 30, 2004	Ended June 30, 2004	December 31, 2003
GAAP Net Income	$55,088	$105,879	$131,713
Amortization and credit provision expenses	16,214	22,910	39,269
Operating expenses	2,692	6,141	9,989
Stock options exercised	(448)	(12,337)	(4,011)
Provision for excise tax	190	490	1,203
Deferred tax benefit	(5,180)	(5,180)	—
Asset valuation adjustments	(3,146)	(3,486)	(7,126)

Estimated Total Taxable Income	65,410	114,417	171,037
(Earnings)/losses from taxable subsidiaries	(6,060)	(9,043)	(7,653)

Estimated REIT taxable income	$59,350	$105,374	$163,384

GAAP Income per share based on average diluted shares during period	$2.58	$5.08	$7.09
Total taxable income per share based on shares outstanding at period end	$3.04	$5.52	$9.36
REIT taxable income per share based on shares outstanding at period end	$2.76	$5.09	$8.94

Estimated total taxable income and estimated REIT taxable income are not GAAP performance measures but are important measures as they are the basis of our dividend distributions to shareholders.

The following table shows the components of estimated REIT taxable income and the amounts related to calls, sales of assets and stock option exercise deductions:

Table 13
Taxable Income

	For the Three		For the Six		For the Year
	Months		Months		Ended
	Ended June	Per	Ended June	Per	December 31,	Per
(dollars in thousands)	30, 2004	Share	30, 2004	Share	2003	Share
REIT taxable income before calls, sales, and stock options exercised	$48,154	$2.24	$88,781	$4.30	$119,144	$6.60
REIT taxable gains on calls	10,309	0.48	21,678	1.05	45,666	2.41
REIT taxable gains on sales of assets	1,335	0.06	7,252	0.36	2,585	0.14
REIT stock option exercise deductions	(448)	(0.02)	(12,337)	(0.62)	(4,011)	(0.21)

REIT taxable income	$59,350	2.76	105,374	5.09	163,384	8.94
Pre-tax income at taxable subsidiaries	6,060	0.28	9,043	0.43	7,653	0.42

Total taxable income	$65,410	$3.04	$114,417	$5.52	$171,037	$9.36

We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of unrelated business taxable income (UBTI) or excess inclusion income to our shareholders, or that would cause prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

We estimate that our taxable income totaled $171 million for 2003 ($9.36 per share, based on the number of shares outstanding at each quarter end). Of this, $163 million ($8.94 per share) was REIT taxable income, and $8 million was earned at our taxable REIT subsidiary, Holdings. We permanently retained an estimated $20 million of our taxable income at Redwood and Holdings (before applicable federal and state income taxes of $6 million) from 2003. Retaining earnings and deferring distributions should help support our efforts to increase book value per share over time.

Based on our estimate of 2003 REIT taxable income, we entered 2004 with $49 million of undistributed REIT taxable income that we are paying as dividends to our shareholders during 2004. Our estimates of taxable income are subject to change. Based on estimates, we believe we finished the second quarter of 2004 with $135 million ($6.28 per share outstanding) of undistributed REIT taxable income (after deducting the second quarter dividend of $0.67 paid to shareholders of record as of June 30, 2004). This amount includes $11 million of undistributed REIT taxable income carried over from 2003.

Our REIT taxable income, which drives our dividend distributions, differs from our GAAP income as detailed in the table below. For example, our GAAP income is reduced by credit provision expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized valuation adjustments for GAAP are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax (both in terms of timing and also total expenses over time). Most of our securitizations of the assets we accumulate are treated as sales of the assets for tax purposes. This creates a realized gain or loss for tax purposes (which is a component of the taxable income we earn in our taxable subsidiaries). Conversely, most of our securitizations are accounted for as financings for GAAP, so no gain or loss is recognized.

We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of unrelated business taxable income (UBTI) or excess inclusion income to our shareholders, or that would cause prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Balance Sheet Structure

We currently securitize all the residential real estate loans and HELOCs we acquire. We also re-securitize the bulk of the real estate securities we acquire. In a securitization or re-securitization transaction, Redwood sells the assets to be securitized to a trust that is legally separate and bankruptcy-remote from Redwood. The sale of these assets to a trust from Redwood is always a true sale for legal purposes and is usually a sale for tax purposes. A taxable gain or loss for Redwood’s taxable subsidiary (Holdings) is generated in most cases when Redwood sells assets to an ABS trust. The trust creates asset-backed securities (ABS), each representing an ownership interest in the pool of assets owned by the trust. The trust sells the asset-backed securities it has created to capital markets investors, and remits the proceeds received from the sale of these securities to Redwood as payment for the assets Redwood sold to the trust. Redwood has a taxable gain if the cash proceeds (received from the trust for the sale) plus the market value of any ABS Redwood acquires from the trust exceeds Redwood’s basis in the assets sold to the trust.

Redwood often chooses to acquire for its own long-term portfolio a small portion of the ABS sold by these ABS securitization trusts. Redwood’s maximum loss exposure to the assets and liabilities of these ABS trusts is generally limited in most circumstances to the investment Redwood makes in any of the securities issued by the trust. (Redwood is obligated in some limited circumstances to repurchase securitized loans from trusts, however in these cases Redwood has the right to sell that loan back to the origination company that sold the loan to Redwood, so Redwood’s net exposure to repurchase risk is likely to be limited.)

As of June 30, 2004, we accounted for all of the securitization transactions undertaken by Redwood-sponsored ABS trusts as financings rather than sales for GAAP financial reporting purposes. As a result, the sale of assets from Redwood to the ABS trust is accounted under GAAP as a pledge, and no gain or loss on sale occurs for GAAP. Under this GAAP treatment, we consolidate on our balance sheet all of the assets pledged to each securitization trust as well as the outstanding ABS obligations issued by the securitization trust. As a result of this GAAP treatment, the securities from these trusts that Redwood acquires and owns in our permanent investment portfolio are not shown on our consolidated balance sheet, but rather are represented by the excess of assets over liabilities consolidated from the ABS trusts.

Most of the ABS trusts that securitize Redwood’s residential real estate loans are brand named “Sequoia”, and most of the ABS trusts that re-securitize Redwood’s acquisitions of real estate securities are brand named “Acacia”.

At June 30, 2004, Redwood itself owned the following earning assets:

1)	ABS acquired from Redwood-sponsored securitizations, funded with equity,

2)	ABS acquired from securitizations sponsored by others, funded with equity,

3)	Other assets, such as commercial real estate loans, funded with equity,

4)	Cash,

5)	$161 million residential real estate loans, held temporarily for future securitization via sale to an ABS trust, funded with equity and $154 million of short-term debt,

6)	$275 million real estate securities, held temporarily for future securitization via sale to an ABS trust, funded with equity and $116 million of short-term debt.

Redwood’s debt was $270 million at June 30, 2004; all of this debt was short-term debt. For GAAP purposes, when Redwood acquires for its own portfolio one or more of the more risky ABS interests issued by a securitization trust that was sponsored by Redwood, Redwood consolidates and reports all of the assets owned by the trust as Redwood balance sheet assets and all of the ABS issued by the trust as Redwood balance sheet ABS obligations. (Redwood’s maximum financial exposure to the trust, however, is typically limited to the net investment Redwood makes in the ABS certificates it acquires from the trust. Redwood’s maximum financial exposure is usually less than 5% —and often less than 1%— of the assets and ABS obligations reported on its balance sheet that are consolidated from ABS trusts Redwood has sponsored.)

When Redwood acquires for its own portfolio one or more of the credit-sensitive or prepayment-sensitive ABS issued by a trust that was not sponsored by Redwood, only the net investment actually made by Redwood in that asset appears on Redwood’s reported balance sheet. (In this case, Redwood’s maximum exposure equals the amount reported on its balance sheet.)

Redwood’s maximum exposure to credit, prepayment, and other risks of its “permanent assets” (all earning assets, excluding cash and also loans and securities held temporarily for future securitizations) is less than Redwood’s equity capital base.

ASSETS

Redwood reported $21.9 billion of consolidated earning assets on June 30, 2004. Assets owned directly by Redwood that were reported on Redwood’s balance sheet had a GAAP basis of $751 million. The remainder of reported assets — $21.1 billion—were owned by and consolidated from ABS trusts that were sponsored by Redwood from which Redwood acquired for its portfolio certain of the more risky ABS issued. The assets owned by Redwood that were acquired from Redwood-sponsored ABS trusts are not shown on Redwood’s consolidated balance sheet.

Table 14
Earning Assets Owned By Redwood or Sold to ABS Trust
(all dollars in thousands)

Earning Assets	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003
Owned by Redwood:
Resi loans	$160,695	$97,436	$43,459	$217,859
Resi HELOC	—	—	—	—
Resi credit-enhancement securities	311,648	256,009	250,944	203,300
Commercial loans	25,097	13,698	13,908	24,893
Securities portfolio	214,836	238,762	166,752	104,489
Cash	38,461	57,866	58,467	36,539

Total	750,737	663,771	533,530	587,080
Sold to ABS trusts:
Resi loans	19,754,880	17,989,069	16,195,701	9,029,561
Resi HELOC	326,821	—	—	—
Resi credit-enhancement securities	130,591	118,607	127,783	190,111
Commercial loans	8,449	8,479	8,511	9,629
Securities portfolio	880,632	697,884	677,962	491,088

Total	21,101,373	18,814,039	17,009,957	9,720,389

Total Earning Assets	$21,852,110	$19,477,810	$17,543,487	$10,307,469

LIABILITIES

Redwood’s Debt

Redwood’s debt, which was all short-term debt, was $270 million at June 30, 2004. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR short-term interest rate.

We typically use short-term debt to fund the accumulation of assets prior to sale to ABS securitizations trusts such as Sequoia and Acacia. These assets are pledged to secure the associated debt. Our levels of short-term debt vary from quarter to quarter based on the timing of our asset accumulation and securitization activities. We believe our short-term debt balances are most likely to remain between $0 and $2 billion.

Overall, we believe we maintain a close match between the interest rate characteristics of our short-term debt and the associated assets. For most of our short-term debt funded assets, the floating rate nature of our interest expense obligations closely matches the adjustable-rate interest income earning characteristics of the pledged assets. Not all of the assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid fixed/adjustable securities for re-securitization via our Acacia CDO program, and we may acquire hybrid fixed/adjustable rate residential real estate loans in the future for our Sequoia securitization program. When we accumulate assets for future securitizations that do not match the interest rate characteristics of our short-term debt, we typically use interest rate agreements to hedge associated interest rate mis-matches.

Asset-Backed Securities Issued

At June 30, 2004, Redwood consolidated on its balance sheet $21 billion asset-backed securities that are obligations of those securitizations trusts that were sponsored by Redwood and in which Redwood purchased one or more ABS interests for its long-term portfolio. These asset-backed securities are not obligations of Redwood Trust.

Redwood typically acquires some of the “interest-only” or “IO” securities (or functionally similar interests) from the securitizations it sponsors. Through ownership of these securities, Redwood has the opportunity to earn the spread between the yield generated by the pool of securitized assets and the interest payments due to capital markets investors that have acquired the ABS issued by the securitizations trusts. The ABS trusts sponsored by Redwood typically issue ABS with characteristics that, in aggregate, closely match the interest rate characteristics of the ABS assets.

Redwood owns the “first-loss” ABS interest in all of the securitizations consolidated on to Redwood’s balance sheet (the credit-enhancement security or functional equivalent). All credit losses incurred in the pool of securitized assets serve to reduce the principal value of the first-loss security.

Sequoia trusts issue asset-backed securities to finance residential real estate loans. Sequoia had $19.7 billion of asset-backed securities outstanding at June 30, 2004 versus $15.9 billion at December 31, 2003. During the first half of 2004, Sequoia trusts issued $4.9 billion of asset-backed securities.

Acacia trusts issue asset-backed securities of a type known as collateralized debt obligations (“CDO”) to fund their acquisition of real estate securities. Acacia CDO issuance outstanding was $1.1 billion as of June 30, 2004 and $0.8 billion as of December 31, 2003. Acacia issued another $0.3 billion of ABS CDO securities in July 2004.

Equity Capital

Our common equity base increased 36%, from $553 million at December 31, 2003 to $758 million at June 30, 2004 as a result of $106 million in earnings, $108 million in stock issuance (including proceeds from stock option exercises), and a $29 million net increase in the market values of certain assets that are marked-to-market through our Consolidated Balance Sheet, offset by $38 million in dividends declared during the first six months of 2004.

If opportunities persist, it is our intention to raise additional equity capital in the second half of 2004, if we believe that opportunities to expand our portfolios are attractive and we believe such issuance would likely benefit long-term earnings and dividends per share, compared to what they would be otherwise.

CASH REQUIREMENTS AND SOURCES OF CASH

We require cash to fund our operating and securitization activities, invest in earning assets, service and repay our short-term debt, and fund our dividend distributions.

One primary source of cash is principal and interest payments received on a monthly basis from our real estate asset portfolio assets. This includes payments received from those ABS securities that Redwood owns that it acquired from the Redwood-sponsored ABS securitizations that are consolidated on its reported balance sheet. Additionally, Redwood uses as source of cash proceeds of sales of assets to securitizations, proceeds from sales of other assets, short-term debt, retained earnings, and issuance of common stock.

Our sources of short-term borrowings include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings. These borrowings are typically repaid using proceeds received from the sale of assets to securitization trusts.

In addition to the cash flows discussed above, our Consolidated Statement of Cash Flows also includes cash flows generated and used by the ABS securitizations trusts that are consolidated on to our reported balance sheet. Cash flows generated within these trusts are not available to Redwood Trust, except to the degree that a portion of these cash flows may be due to Redwood as an owner of one or more of the ABS certificates issued by the trust. Cash flow obligations of—and uses of cash by—these ABS trusts are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS trust could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain more risky ABS issued by the trust.

OFF-BALANCE SHEET COMMITMENTS

At June 30, 2004, pursuant to the ordinary course of business, we had commitments to purchase $924 million real estate loan and securities that settled in July 2004. The value of these commitments was zero as of June 30, 2004.

REVIEW OF ASSETS AND OPERATIONS BY PORTFOLIO

Each of our product lines and portfolios is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

Our consolidated residential real estate loan portfolio includes all of the residential loans that we own temporarily prior to securitization, plus loans that are consolidated onto our balance sheet from ABS trusts. Residential loans that are structured as a home equity line of credit (HELOC) loans, however, are detailed in a separate section below.

Our consolidated residential real estate loan portfolio consists of “prime” residential loans that generally have high-quality characteristics such as relatively low loan-to-value ratios and borrowers with relatively high credit scores (in each case relative to the U.S. residential real estate loans as a whole). Most of these loans are jumbo loans that have loan balances that exceed the loan limits imposed on Fannie Mae and Freddie Mac, so they are not eligible for purchase or credit-enhancement by these government-sponsored enterprises.

At June 30, 2004, Redwood owned $161 million residential real estate loans under accumulation for sale to future securitizations. These loans were pledged to support $154 million of associated short-term debt.

ABS trusts consolidated on Redwood’s balance sheet owned $19.8 billion residential real estate loans as of June 30, 2004. The total consolidated residential real estate loans at June 30, 2004 were $19.9 billion.

There were 56,097 loans in the consolidated residential real estate loan portfolio at June 30, 2004, and the average loan balance was $355,000. Loans with a balance over $1 million made up 14% of the dollar balance of loans. Over 99% of consolidated residential loans at June 30, 2004 had adjustable-rate coupon rates that adjust each month or each six months to the one or six-month LIBOR rate (a short-term interest rate). Loans on homes located in California were 26% of the dollar balance of this portfolio, with an approximate even split between northern and southern California. Other important states, each representing 4% to 11% of our consolidated portfolio, include Florida, Georgia, New York, New Jersey, Texas, Arizona, and Colorado.

We acquired $2.7 billion high-quality residential real estate loans during the second quarter of 2004. Most of these loans were subsequently sold to ABS securitization trusts that we consolidate for reporting purposes. All of our loan purchases were one- and six-month LIBOR loans. LIBOR adjustable-rate loans continue to gain share of residential real estate loans originated each month, we believe. In addition, we continue to expand our relationships with old and new originators. As a result, our acquisition volumes have remained strong so far despite a decrease in residential loan origination overall. If interest rates rise and/or the yield curve flattens further, or the housing market weakens, we would expect the volume of adjustable-rate residential loan originations to drop, thus potentially reducing our ability to acquire such assets.

Delinquencies in this consolidated portfolio were $5.4 million at both December 31, 2003 and June 30, 2004. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.03% of our current loan balances at June 30, 2004, unchanged from the 0.03% of our loan balances at December 31, 2003.

There were no realized credit losses in the consolidated portfolio in the first half of 2004. Realized credit losses were $31,000 during the three and six months ended June 30, 2003.

The credit quality of our loans, personal income growth, a strong housing market, and rising housing prices have helped to contain and reduce our delinquencies and losses. Recently, however, short-term interest rates have started to rise. If this trend continues, monthly payments made by homeowners with adjustable-rate real estate loans could increase by a material amount, thus potentially causing some credit issues. Almost all of the loans in our consolidated residential real estate loan portfolio are adjustable-rate. Rising interest rates (or a soft economy) could also have an impact on housing prices, which in turn could adversely affect our delinquencies and losses.

Although our recent credit results were favorable, probable losses exist in the consolidated portfolio as of June 30, 2004, and we expect delinquencies and charge-offs of current residential loans to increase from current levels. Our credit reserve for this consolidated portfolio, reflecting estimated losses as of June 30, 2004, was $20 million, or 0.10% of the current balance of this portfolio. Credit provision expenses for this portfolio were $1.2 million in the second quarter of 2004 and $3.7 million in the first half of 2004, as compared to $2.2 million for the second quarter of 2003 and $3.9 million for the first half of 2003.

Table 15
Residential Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	$125,105	$54,517	$237,958	$104,743
Net discount (premium) amortization	(13,992)	(5,055)	(25,508)	(11,211)
Credit provision expense	(1,233)	(2,163)	(3,744)	(3,919)

Total interest income	$109,880	$47,299	$208,706	$89,613
Average balance of residential real estate loans	$18,754,200	$7,670,484	$17,835,248	$7,150,898
Yields as a result of:
Interest income	2.67%	2.84%	2.67%	2.93%
Net discount (premium) amortization	(0.30%)	(0.26%)	(0.29%)	(0.31%)
Credit provision expense	(0.03%)	(0.11%)	(0.04%)	(0.11%)

Yield	2.34%	2.47%	2.34%	2.51%

Interest income on residential real estate loans has increased as a result of higher average balances, offset by lower yields. Yields on these residential real estate loans have continued to trend down as most of these loans have coupon rates that adjust monthly or every six months as a function of the one- or six-month London Inter-Bank Offered Rate (LIBOR). Short-term interest rates such as LIBOR were relatively flat during the first quarter of 2004, after adjusting lower throughout 2003 and 2002. LIBOR rates started to rise during the second quarter of 2004.

Residential Home Equity Lines of Credit (HELOCs)

In the second quarter of 2004, we acquired $335 million of high-quality home equity line of credit loans (HELOCs). This HELOC portfolio consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of 10 years. During the revolving period, borrowers have the option of drawing funds up to the available credit limit. As a result, the balance of each loan, and the total balance of this portfolio, may increase if borrowers increase their draws. The coupon rate on the HELOCs adjusts as a function of the Prime short-term interest rate. The HELOC portfolio is generally high quality and characterized by relatively high FICO credit scores (average of 725) and relatively low combined loan-to-value ratios (average of 75%). The borrowers in this HELOC portfolio are similar in many ways to the borrowers in our consolidated residential real estate portfolio. In general, however, due to the nature of HELOCs, we expect delinquencies for HELOCs to be somewhat higher than we experience with our consolidated residential real estate loan portfolio. The loss frequency of our HELOCs should be approximately similar to our other residential loans of the same vintage, but we expect the loss severity (credit loss from a default, as a percentage of the loan balance) of HELOCs to be significantly higher. Due to the higher loss severity, we expect our cumulative credit losses over time on HELOCs could be materially higher than on our other residential loans. We have factored this higher loss expectation into our acquisition pricing and securitization calculations. As a result, we believe these securitized HELOCs can produce significantly higher losses than our other residential loans while, at the same time, we still earn an attractive rate of return from the first-loss security we acquired from the HELOC securitization trust. We currently intend to continue acquiring and securitizing these loans.

During the second quarter of 2004, Redwood sold its HELOC loans to an ABS trust (“Sequoia HELOC Trust 2004-1”) for securitization. Redwood then acquired for its permanent investment portfolio a portion of the ABS interests issued by the trust (the credit-enhancement interests that bear the first-loss credit risk of the HELOC loans in the trust, and the IO securities that earn the spread between the HELOC loans and the ABS issued and also bear much of the prepayment risk of the trust). Redwood’s exposure to this trust is generally limited to its $13 million net investment in these securities. We intend to hold the ABS we purchased from the trust using equity capital funds only, without leverage. For GAAP reporting purposes, we consolidate all of the assets and the liabilities of the trust.

Our credit reserve for consolidated HELOCs was $267,000, or 0.08% of the current balance of this portfolio as of June 30, 2004. The yield we recognized on these assets for the second quarter of 2004 was a relatively low 1.73% as a result of relatively high initial credit provision expenses.

Table 16
Residential Home Equity Lines of Credit (HELOC) – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	$1,053	$—	$1,053	$—
Net discount (premium) amortization	(250)	—	(250)	—
Credit provision expense	(267)	—	(267)	—

Total interest income	$536	$—	$536	$—
Average balance of HELOCs	$124,053	$—	$62,026	$—
Yields as a result of:
Interest income	3.40%	—%	3.40%	—%
Net discount (premium) amortization	(0.81%)	—%	(0.81%)	—%
Credit provision expense	(0.86%)	—%	(0.86%)	—%

Yield	1.73%	—%	1.73%	—%

Residential Loan Credit-Enhancement Securities

Residential credit-enhancement securities are the securities issued by a residential loan ABS trust that bear the bulk of the likely credit risk of the pool of loans that were securitized. By bearing the credit risk, these securities credit-enhance the other securities issued by the ABS trust, allowing those securities to earn high ratings from credit-rating agencies, and thus allowing them to be sold to a wide variety of capital markets investors. The credit-enhancement securities that bear the concentrated credit risk typically have below investment-grade credit ratings. The maximum loss for the owner of these securities, however, is limited to the investment made in purchasing the credit-enhancement security.

Redwood owns residential credit-enhancement securities acquired from ABS securitizations sponsored by other financial institutions. These make up Redwood’s reported credit-enhancement securities portfolio. Redwood also has acquired and owns all the residential credit-enhancement securities issued by the ABS securitizations of residential loans that Redwood has sponsored (generally under the “Sequoia” label). These securities are not shown on Redwood’s reported balance sheet. Instead, all of the asset and liabilities of these trusts are consolidated on Redwood’s balance sheet. The discussion and table below relates entirely to that portion of Redwood’s residential credit-enhancement securities that were acquired from securitizations sponsored by others and thus appear on our reported balance sheet as residential loan credit-enhancement securities.

At June 30, 2004, we reported ownership of residential loan credit-enhancement securities with a market value totaling $442 million. These securities had a principal (par, or face) value of $713 million, an increase from the $624 million principal value we reported on December 31, 2003.

At June 30, 2004, our adjusted cost basis of reported residential loan credit-enhancement securities was $356 million. We mark these securities to market value on our Consolidated Balance Sheets (but not generally through our income statement unless we determine there is permanent impairment). The $87 million difference between our adjusted cost basis and our balance sheet carrying value represents net unrealized market value gains at June 30, 2004.

Of the $357 million difference between the principal value and adjusted cost basis of these residential loan credit-enhancement securities at June 30, 2004, we designated $236 million as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), with the remaining $122 million representing a purchase discount we are accreting into income over time. During the six months ended June 30, 2004, we redesignated $28 million of designated credit protection to unamortized discount to be accreted into income over time due to strong credit performance on the underlying loans.

Table 17
Residential Loan Credit-Enhancement Securities – Underlying Collateral Characteristics
(all dollars in thousands, except number of underlying loans)

	June 2004	Dec. 2003
First loss position, principal value	$279,927	$255,570
Second loss position, principal value	197,403	174,592
Third loss position, principal value	235,578	193,530

Total principal value	$712,908	$623,692
First loss position, reported value	$102,088	$78,030
Second loss position, reported value	145,211	134,225
Third loss position, reported value	194,940	166,472

Total reported value	$442,239	$378,727
Portion of discount designated as a credit protection	$235,535	$200,970
External Credit-enhancement	70,460	46,476

Total Credit Protection	$305,995	$247,446
As % of Total Portfolio	0.32%	0.36%
Underlying residential real estate loans	$97,105,222	$68,133,175
Number of underlying loans	216,048	152,083
Average loan size	$449	$448

During the first half of 2004, we acquired residential loan credit-enhancement securities with a principal value of $195 million and we experienced principal payments, including calls, of $82 million. We intend to continue to invest in these securities throughout the remainder of 2004.

The total loans underlying these reported residential loan credit-enhancement securities increased from $68 billion on December 31, 2003 to $97 billion on June 30, 2004. Although the loans we credit-enhanced via this portfolio increased in total, rapid prepayments of these underlying loans throughout 2003 and continuing into the first half of 2004 reduced the amount of loans credit-enhanced by each individual security, and thus reduced potential future credit risk for each of our securities.

Residential loan credit-enhancement securities become callable as they season, usually when the current balance of the underlying loans declines under 10% of the original securitized loan balance. Calls are usually beneficial for us in the near-term, as we receive a payment for the full principal value of an asset that, in general, we acquired at a discount to the principal value. Calls typically diminish on-going earnings per share, however, as it is usually our highest yielding assets that get called. During the first half of 2004, residential loan credit-enhancement securities with a principal value of $56 million were called, resulting in net realized gains of $15 million and $27 million for the three and six months ended June 30, 2004.

At June 30, 2004, we owned residential credit-enhancement securities with a par value of $42 million that were callable. The total par value of all of our reported residential credit-enhancement securities at June 30, 2004 (excluding those we acquired from securitizations sponsored by us) was $713 million; in the absence of significantly increased credit losses, all these securities should eventually become callable. Not all callable securities will be called in a timely manner, however.

We expect to realize additional call income in 2004 from the $42 million principal value of residential credit-enhancement securities we owned as of June 30, 2004 that were callable and from other securities that will become callable during 2004. We do not have an accurate way, however, to determine when or if these callable securities will be called. Given anticipated prepayment speeds, we estimate that an additional $72 million of our existing residential credit-enhancement securities could be callable by the year-end 2004.

During the first quarter of 2004, we sold residential loan credit-enhancement securities with a principal value of $23 million, resulting in net realized gains of $6 million. These residential credit-enhancement securities had appreciated, but had little future additional appreciation potential. There were no such sales during the second quarter of 2004. We expect to sell additional appreciated securities during the second half of 2004, continuing our efforts to recycle capital to reduce the amount of new stock we need to issue to support our growing operations.

Table 18
Residential Loan Credit-Enhancement Securities – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	$7,230	$7,953	$14,125	$16,101
Net discount (premium) amortization	8,847	10,024	17,485	15,569

Total interest income	$16,077	$17,977	$31,610	$31,670
Average residential loan credit-enhancement securities	$317,235	$279,010	$302,157	$278,676
Yields as a result of:
Interest income	9.11%	11.40%	9.35%	11.56%
Net discount (premium) amortization	11.16%	14.37%	11.57%	11.17%

Yield	20.27%	25.77%	20.92%	22.73%

Interest income recognized from residential loan credit-enhancement securities (as reported for GAAP) decreased during the second quarter and for the first of 2004, as compared to the same periods of 2003, primarily due to calls of our highest-yielding assets from this portfolio over the past year. We continue to acquire these types of assets but we are recognizing a lower initial yield on our current acquisitions as compared to the yields of the called securities. We believe the risk/reward ratio offered by our new acquisitions of credit-enhancement securities is attractive for shareholders. Nevertheless, we believe these new securities are unlikely to generate over their life the level of earnings and call income generated by our older portfolio assets unless the market environment going forward proves to be as attractive (i.e., very fast prepayments and very low credit losses) as the environment has been over the last few years.

Credit losses on residential loans that we credit enhance through our ownership of residential loan credit-enhancement securities totaled $1.9 million during the first half of 2004. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $97 billion of underlying loans we credit enhanced at June 30, 2004. Some of our residential loan credit-enhancement securities benefit from first or second loss interests held by others (external credit-enhancement). There were $1.9 million total credit losses to the underlying loans during the first half of 2004, of which $1.8 million were incurred by us, while losses borne by external credit-enhancement were $0.1 million. Our share of these losses reduced the principal value of our residential loan credit-enhancement securities by $1.8 million during the quarter.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in the underlying portfolio of residential loans that we credit enhance were $131 million at June 30, 2004, a decrease from $133 million at December 31, 2003. Delinquencies as a percentage of the residential loans we credit enhance decreased from 0.19% at December 31, 2003 to 0.14% at June 30, 2004. We expect delinquencies and losses for our existing residential loan credit-enhancement securities to increase further from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans.

At June 30, 2004, we had $70 million of external credit-enhancement and $236 million of internally designated credit protection for this portfolio. External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests that are junior to us and are owned by others. The combined balance of external and internally designated credit protection represented 32 basis points (0.32%) of the $97 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.

During 2003, and continuing through the first half of 2004, we experienced significant call activity in the residential loan credit-enhancement securities portfolio. In most cases, it is the highest yielding assets that get called. As a result of these calls of higher-yielding assets, the average yield we realize on an on-going basis from the remaining residential credit-enhancement securities has declined to 20% as compared to the third and fourth quarters of 2003 when yields exceeded 25%. We expect that more of the higher-yielding securities will be called in the future. This would likely increase earnings in the short term (calls on these securities typically generate long-term capital gain income), but would likely further reduce the average on-going yield from this portfolio.

A portion ($131 million on June 30, 2004) of the residential loan credit-enhancement securities reported on our consolidated balance sheet have been sold to ABS securitization trusts (from which we subsequently acquired certain ABS interests for our permanent investment portfolio). All of the assets and liabilities of these trusts are consolidated on our reported balance sheet. The remainder ($312 million) of the total reported balance of residential credit-enhancement securities are owned by Redwood. At June 30, 2004, we have pledged residential loan credit-enhancement securities we own totaling $5 million as collateral for short-term borrowings — we are holding these securities on a temporary basis prior to sale into a future securitization. The remainder ($307 million) residential credit-enhancement securities Redwood owns directly as part of its permanent investment portfolio are funded with equity capital.

Commercial Real Estate Loans
 Our commercial real estate loan portfolio increased during the first half of 2004 to $34 million at June 30, 2004 from $22 million at December 31, 2003 due to additional acquisitions of commercial loans during the second quarter of $17 million, offset by principal pay downs, a commercial loan sale and amortization. We plan to make additional investments in commercial real estate loans through the remainder of 2004, including mezzanine loans and subordinated (junior or second lien) loans.

During the first quarter of 2004, we wrote down the reported value of a commercial loan held-for-sale by $0.1 million, and subsequently sold this loan during the second quarter of 2004. This write down was precipitated by vacancies at the underlying commercial property. There were no other write-downs of commercial loans, or credit provisions expensed, for our commercial loan portfolio during the first half of 2004. We established a credit reserve of $500,000 for one of our commercial real estate loans in the fourth quarter of 2003. No additional credit provision charges were incurred during the first six months of 2004 on our commercial real estate loan portfolio.

Table 19
Commercial Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	$970	$1,027	$1,794	$1,843
Net discount (premium) amortization	(102)	(67)	(225)	(67)

Total interest income	$868	$960	$1,569	$1,776
Average earning assets	$26,129	$33,138	$24,222	$32,020
Yields as a result of:
Interest income	14.85%	12.41%	14.81%	11.52%
Net discount (premium) amortization	(1.56%)	(0.82%)	(1.85%)	(0.43%)

Yield	13.29%	11.59%	12.96%	11.09%

The yield on our commercial real estate loan portfolio was higher during the second quarter and first half of 2004 as compared to the same periods for 2003 due to investments in higher-yielding commercial loans and commercial loan participations during the second quarter of 2004 as well as the payoff of lower-yielding loans during the second quarter. Additional commercial loan investments were made during the second quarter of 2004.

Securities Portfolio
 Only certain of the securities Redwood owns are included in its securities portfolio. All of the real estate loan securities that Redwood owns or consolidates on its balance sheet can be characterized as follows:

1)	Residential credit-enhancement securities acquired from ABS securitizations sponsored by others. These securities are generally funded with equity if they are owned directly by Redwood ($312 million at June 30, 2004). A portion of these assets ($73 million at June 30, 2004) may be owned directly by Redwood but held temporarily for future sale to ABS securitizations; these assets are typically funded with both short-term debt ($5 million at June 30, 2004) and equity. Another portion of these assets ($131 million at June 30, 2004) have been sold to ABS trusts, the assets of which are consolidated onto Redwood’s consolidated balance sheet. All these securities are included in residential loan credit-enhancement securities on Redwood’s consolidated balance sheet and are discussed above.

2)	Residential credit-enhancement securities, interest-only securities, preferred interests, and similar securities acquired by Redwood from ABS trusts sponsored by Redwood. These assets are funded with equity. In addition, Redwood also acquires investment-grade ABS from the securitizations it sponsors and, after a period of time, sells these securities to Acacia trusts for re-securitization. None of these securities are shown on Redwood’s reported balance sheet – instead, all of the assets (loans and securities) and liabilities of the related trusts are consolidated onto Redwood’s reported balance sheet.

3)	Diverse residential and commercial real estate securities, generally with credit ratings of AAA through BB, that have been acquired by Redwood on a temporary basis for future sale to ABS securitization trusts (Acacia). Redwood funds these assets ($214 million at June 30, 2004) with equity and short-term debt ($111 million at June 30, 2004). These are reported as part of Redwood’s securities portfolio on our consolidated balance sheet.

4)	Diverse residential and commercial securities, generally with credit ratings of AAA through BB, that have been acquired by Redwood from third – party securitizations and subsequently sold to ABS securitizations trusts sponsored by Redwood ($881 million at June 30, 2004). Redwood no longer funds these assets, as they have been sold. They continue to be shown as part of Redwood’s securities portfolio on its consolidated balance sheet because the assets of these ABS trusts are consolidated with Redwood’s for reporting purposes. The performance of these consolidated assets may affect Redwood’s results, as the securities issued by those ABS trusts that Redwood has acquired for its long-term investment portfolio may perform poorly if the underlying assets (shown on Redwood’s consolidated balance sheet) perform poorly.

5)	Commercial loan credit-enhancement securities, totaling $5 million at June 30, 2004, that are funded by Redwood with equity and are reported as part of Redwood’s securities portfolio on our consolidated balance sheet.

6)	Other securities (such as CDO “equity”) that we hold with equity funding, that are not slated for sale to a securitization, and that are shown as part of the securities portfolio.

Redwood’s reported consolidated securities portfolio thus contains equity-funded securities we intend to keep, debt-funded securities we are holding temporarily for future sale to an ABS trust, and securities we have sold to ABS trusts but that are consolidated back onto our balance sheet for reporting purposes. At June 30, 2004, all the assets we intend to own on a permanent basis were funded entirely with equity.

Redwood’s consolidated securities portfolio consists of real estate loan securities including prime residential, HELOC, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, real estate CDO securities and equity, and corporate debt issued by “equity” REITs that own commercial real estate properties. As investors in these generally investment-grade and non-investment grade rated securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of our assets) from some credit-enhancement from first loss or other junior securities that are owned by others. We had no credit losses in this portfolio during 2004, but we reported permanent impairment write-downs from this portfolio of $1.2 million during the three and six months ending June 30, 2004.

At June 30, 2004, we also owned commercial loan credit-enhancement securities with a market value totaling $5 million and a principal (face) value of $14 million which are included as part of our securities portfolio. These are first and second loss securities that bear the bulk of the credit risk from pools of commercial real estate loans that have been securitized or re-securitized. We acquired these securities during 2004, and we are funding them with equity capital. We realized no credit losses from these securities in the first half of 2004. We intend to continue to acquire these securities.

We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, equity and debt interests in real estate oriented collateralized debt obligations (CDOs), and corporate bonds issued by REITS, in each case primarily rated AA, A, BBB, and BB. We sell most of the securities we acquire to Acacia bankruptcy-remote securitization trusts. Acacia issues CDO asset-backed securities to fund the acquisition of these assets. We consolidate Acacia’s assets, and we reflect Acacia’s issuance of CDO asset-backed securities as ABS securities obligations on our Consolidated Balance Sheet.

Table 20
Consolidated Securities Portfolio – Characteristics at June 30, 2004
(dollars in millions)

		Rating:
	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$168	$15	$—	$31	$92	$26	$2	$2
Residential Prime	328	30	179	53	66	—	—	—
Residential Sub-prime	311	—	26	212	73	—	—	—
Residential Second Lien	125	—	58	58	9	—	—	—
Manufactured Housing	14	3	5	—	—	4	2	—
Corporate REIT Debt	62	—	—	7	47	8	—	—
Real Estate CDOs	87	5	20	33	25	—	—	4

Total Securities Portfolio	$1,095	$53	$288	$394	$312	$38	$4	$6

Table 21
Consolidated Securities Portfolio – Characteristics at December 31, 2003
(dollars in millions)

		Rating:
	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$145	$16	$—	$23	$91	$11	$4	$—
Residential Prime	213	26	117	27	43	—	—	—
Residential Subprime	237	—	14	181	42	—	—	—
Residential Second Lien	107	—	55	48	4	—	—	—
Manufactured Housing	14	3	5	—	—	4	2	—
Corporate REIT Debt	61	—	—	7	49	5	—	—
Real Estate CDOs	68	5	15	21	23	—	—	4

Total Securities Portfolio	$845	$50	$206	$307	$252	$20	$6	$4

     Our consolidated securities portfolio totaled $1.1 billion in carrying value on June 30, 2004, of which $0.9 billion had been sold to Acacia ABS securitization trusts as of that date. During the first half of 2004, we acquired securities totaling $279 million, received payments of principal and third party sales proceeds totaling $28 million, and experienced unrealized market value gains of $2 million; as a result, our consolidated securities portfolio grew by $250 million from the $845 million we reported on a consolidated basis on December 31, 2003.

     Prior to the sale of securities to Acacia ABS securitization trusts, we finance our acquisitions of securities with short-term recourse debt (typically through a third-party warehouse agreement). At June 30, 2004, we had $111 million of short-term debt outstanding collateralized by our securities portfolio.

     In July 2004, Acacia CDO 5, Ltd. issued $300 million of asset-backed securities. Redwood acquired for its permanent portfolio a small portion of the ABS issued by Acacia 5. These asset-backed securities are collateralized by residential and commercial real estate loan securities and other securities that Redwood sold to the trust. The proceeds Redwood received from this sale were used to pay down the short-term debt that Redwood was temporarily financing this portion of our securities portfolio. Redwood acquired the preference shares and BB-rated ABS from Acacia 5 for its permanent investment portfolio. All the assets and liabilities of Acacia 5 will be consolidated onto Redwood’s financial statements.

Table 22
Consolidated Securities Portfolio – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	$10,433	$5,028	$19,854	$9,125
Discount amortization	207	86	454	220
Premium amortization	(95)	(57)	(152)	(96)

Total interest income	$10,545	$5,057	$20,156	$9,249
Average securities portfolio balance	$980,089	$453,546	$921,047	$407,073
Yields as a result of:
Interest Income	4.26%	4.43%	4.31%	4.48%
Discount Amortization	0.08%	0.08%	0.10%	0.11%
Premium amortization	(0.04%)	(0.05%)	(0.03%)	(0.05%)

Yield	4.30%	4.46%	4.38%	4.54%

     Our securities portfolio includes premiums paid for Interest Only (IO) securities. The net interest earned on these IO securities is included in interest income in the table above.

     Total interest income increased over the last year for the securities portfolio as the total size of the portfolio grew. Yields for the total reported securities portfolio decreased in 2003 and through the first two quarters of 2004 as the coupon rates on adjustable-rate loan securities continued to reset downwards, reflecting a lagged response to previous declines in short-term interest rates. In addition, the yields on newly acquired fixed-rate and hybrid securities were lower than in previous years as a result of the lower longer-term interest rates that prevailed until recently.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We seek to manage the risks inherent in our business – including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk – in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor, to the best of our ability, to provide our shareholders with both a steady regular dividend and an attractive long-term return. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

CREDIT RISK

     Assuming the credit risk of real estate loans is our primary business. We are highly leveraged with respect to this risk, as the amount of residential and commercial real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, our maximum credit loss from our permanent investment portfolio (excluding loans and securities held temporarily for securitization) is limited and is less than our capital base.

     The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans consolidated from ABS securitizations from which we have acquired a credit-sensitive ABS security, and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan credit-enhancement securities from securitizations sponsored by others. We are also exposed to credit risks in our commercial real estate loan portfolio, our residential and commercial real estate securities portfolio, and with counterparties with whom we do business.

     The method that we use to account for future credit losses depends upon the type of asset that we own. For our consolidated residential real estate loans, we establish a credit reserve based on an estimate of credit losses by taking credit provisions through our Consolidated Statements of Income. For our residential loan credit-enhancement securities, we designate a portion of the purchased discount as a credit reserve upon the acquisition of such assets. In addition, first loss and other credit-enhancement interests that we do not own (that are junior to our positions) act as a form of external credit protection for us on a specific asset basis for some of our assets; these interests junior to ours absorb credit losses in specific pools of underlying real estate loans before our interest in that pool of loans will experience losses.

     For our commercial real estate loans, we establish a credit reserve or mark the loan to its estimated realizable value (which would incorporate any likely credit losses).

     Many of the assets in the securities portfolio benefit from material forms of external credit-enhancement and thus no credit reserves have been established to date for these assets. Unrealized losses on these securities are reported as a component of net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered under EITF 99-20 to represent a permanent impairment. (See “Critical Accounting Policies, Credit Reserves” above.)

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

LIQUIDITY RISK

     Redwood’s debt was $270 million at June 30, 2004. This debt was secured by assets accumulated for future transfer to Sequoia and Acacia bankruptcy-remote ABS securitization trusts. The assets securing this debt were high-quality residential real estate loans and investment-grade and BB-rated real estate loan securities.

     The on-going securitization part of our business depends upon being able to access the short-term debt markets to fund acquired assets temporarily prior to sale to ABS securitizations. If short-term debt was not available in the future, we would likely need to cease our securitization activities, and an attractive source of new assets for our permanent assets portfolio would be lost during that time. Assets consolidated on to our balance sheet from ABS trusts would not be affected by a lack of liquidity in the debt markets since these assets are already financed to maturity by the ABS trust. If sale to ABS trusts became an unavailable or unattractive exit strategy due to issues within securitization markets, and if we cannot extend our short-term financing arrangements, assets held with short-term debt for future securitization would have to be sold, most likely at a loss. Proceeds from any such sales may not be sufficient to repay short-term debt balances.

     At this time, we see no material negative trends that we believe would affect our access to sufficient short-term borrowings or would effect the valuation of the assets we use to secure these borrowings. We plan to continue to utilize short-term borrowings to accumulate real estate loans and securities prior to sale to ABS trusts.

     We own ABS certificates issued from ABS securitization trusts (such as Sequoia and Acacia) that were sponsored by us. Payments of principal and interest by these trusts to the holders of asset-backed securities issued by these trusts are not the legal obligation of Redwood Trust. We could lose the entire investment we have made in the securities we acquire from these trusts, but we will not be required to provide any liquidity in the event of a default of one of these trusts on the trusts’ asset-backed securities obligations. Furthermore, Redwood generally has not pledged the interests it has acquired from these trusts to secure borrowings (we own these ABS securities with equity).

     As the seller of assets to these trusts prior to securitization, in some cases we have the obligation under representation and warranty provisions to repurchase assets from the trusts in limited circumstances such as fraud. We have obtained, however, similar representations and warranties from the companies from whom we acquired the assets. As a result, our liquidity risk from representations and warranties should be minimal as long as our counterparties meet their obligations. We believe our sponsorship of these trusts, and our ownership of interests in these trusts, is unlikely to be a source of potential liquidity risk for us.

     The table below presents our contractual obligations and commitments as of June 30, 2004, as well as the consolidated obligations of the securitization trusts that we sponsored from which we have acquired securities for our portfolio. The reported obligations appear on our Consolidated Balance Sheet. The operating leases are commitments that are expensed based on the terms of the related contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Contractual Obligations and Commitments

Table 23
Contractual Obligations and Commitments as of June 30, 2004
(dollars in thousands)

	Payments Due or Commitment Expiration By Period
		Less than	1-5	After 5
	Total	1 year	years	years
Short-Term Debt	$269,884	$269,884	$—	$—
Consolidated Asset-Backed Securities	20,870,202	—	—	20,870,202
Operating Leases	7,610	1,269	3,245	3,096
Purchase Commitments — Securities	27,306	27,306	—	—
Purchase Commitments — Whole Loans	896,892	896,892	—	—

Total Obligations and Commitments	$22,071,894	$1,195,351	$3,245	$20,873,298

     Note: All consolidated asset-backed securities issued are collateralized by associated assets and, although the stated maturity is as shown, the asset-backed security obligations will pay down as the principal of the associated real estate loans or securities pay down.

     At June 30, 2004, we had $38 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 14% of our short-term debt balances. Increases or decreases in this ratio at different balance sheet dates primarily are the result of the timing of sale of assets to securitization trusts. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.

     Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

INTEREST RATE RISK

     Our strategy is to maintain an asset/liability posture on a consolidated basis (including assets owned by and the asset-backed securities issued by consolidated securitization trusts) that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates. In general, the interest rate characteristics of the asset-backed securities issued by consolidated securitization trusts, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those trusts. At June 30, 2004, we consolidated as ABS securities obligations $20.5 billion of outstanding adjustable-rate asset-backed securities collateralized by adjustable-rate assets and $0.3 billion of fixed/hybrid rate asset-backed securities funding consolidated fixed/hybrid rate assets. For interest rate matching purposes, these assets and liabilities are closely matched. The remainder of our consolidated assets ($226 million six-month adjustable-rate assets, $56 million other variable-rate assets, $85 million very short-term fixed rate assets, $345 million hybrid and fixed-rate assets, and $41 million non-earning assets) were effectively funded (for interest rate matching purposes) with equity. The table below summarizes the matching of our assets, as adjusted for our hedging program.

Table 24
Asset / Liability Matching at June 30, 2004
(dollars in millions)

		One-	Six-	One-		Non		Total
		Month	Month	Year	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity
Cash (unrestricted)	$38	$38	$—	$—	$—	$—	$—	$38
One-Month LIBOR	4,965	4,888	77	—	—	—	—	4,965
Six-Month LIBOR	15,707	—	15,326	155	—	—	226	15,707
Other ARM	373	317	—	—	—	—	56	373
Fixed / Hybrid < 1yr*	131	—	—	—	46	—	85	131
Fixed / Hybrid > 1yr	638	—	—	—	293	—	345	638
Non-Earning Assets	110	—	—	—	—	64	46	110

Total	$21,962	$5,243	$15,403	$155	$339	$64	$758	$21,962

*	Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

Table 25
Asset / Liability Matching at December 31, 2003
(dollars in millions)

		One-	Six-	One-		Non		Total
		Month	Month	Year	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity
Cash (unrestricted)	$58	$58	$—	$—	$—	$—	$—	$58
One-Month LIBOR	4,302	4,302	—	—	—	—	—	4,302
Six-Month LIBOR	12,479	1,635	10,340	114	—	—	390	12,479
Other ARM	52	—	—	52	—	—	—	52
Fixed / Hybrid < 1yr*	108	—	—	—	41	—	67	108
Fixed / Hybrid > 1yr	545	—	—	—	477	—	68	545
Non-Earning Assets	83	—	—	—	—	54	29	83

Total	$17,627	$5,995	$10,340	$166	$518	$54	$554	$17,627

*	Projected principal receipts on fixed-rate and hybrid assets over the next twelve months.

     In the past, as a part of our asset/liability strategy, we maintained a slight mismatch between the interest rate adjustment periods of consolidated adjustable-rate asset-backed securities obligations and consolidated adjustable-rate assets (a portion of the six-month adjustable assets were funded with one-month adjustable asset-backed securities). We have reduced the amount of this mismatch to an amount that should be immaterial if our hedging program works as designed. Sequoia ABS trusts have been issuing a greater amount of six-month adjustable asset-backed securities in order to better match their assets. We have been increasing hedging activities with the goal of reducing remaining mismatches on a consolidated basis to a non-material amount. This increase in hedging activities is likely to benefit us as compared to our prior level of hedging should short-term interest rates rise. If short-term interest rates increase, the cost of our hedging activities will likely increase. In a flat or falling short-term interest rate environment, our newly increased hedging activities will likely increase our interest expense as compared to our prior practice.

     Unlike many financial institutions, we do not own, on a consolidated basis, fixed-rate or hybrid assets funded with variable-rate short-term asset-backed securities or debt.

PREPAYMENT RISK

     We seek to maintain an asset/liability posture that benefits from investments in prepayment sensitive assets while limiting the risk to an amount that, in most circumstance, can be absorbed by our capital base while still allowing us to make regular dividend payments. Over the last several years, by acquiring Interest-Only securities (IOs) from the Sequoia securitizations we sponsor, we have increased our earnings while at the same time materially increasing our potential negative exposure to increases in the prepayment rate of adjustable rate residential real estate loans.

     Prepayments affect GAAP earnings in the near-term primarily through amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expenses from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they affect projected coupons on adjustable rate mortgages, and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter.

     Prepayment trends in the recent past (slow prepayments on adjustable-rate loans and fast prepayments on fixed-rate and hybrid loans) have been highly favorable for generating economic returns from our existing consolidated assets. In general, higher long-term interest rates (leading to slower fixed rate loan prepayments) and/or a flatter or inverted yield curve (short-term interest rates rising relative to long-term rates, leading to faster adjustable-rate loan prepayments) are less favorable for current economic returns from our existing assets. In recent months, fixed rate loan prepayments have slowed and adjustable-rate loan prepayments have accelerated.

     In the longer-term, prepayments affect reinvestment risk and opportunity. We spend considerable effort acquiring new real estate loan assets for securitization, thus giving us opportunities to acquire attractive assets for our permanent investment portfolio. Most of the ABS interests we acquire (from Redwood sponsored and other securitizations) are structured to be long-term (typically 5 to 10 year average life) assets even if the underlying loan collateral prepays quickly. Nevertheless, if fast prepayment rates persist over long periods of time, we will have more capital returned to us sooner than would otherwise be the case. We will then need to reinvest this capital, and the assets we acquire and create at that time may be more or less attractive than the assets that generated the principal repayments.

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

MARKET VALUE RISK

     At June 30, 2004, we reported on a consolidated basis $1.5 billion of assets that were marked-to-market through our balance sheet but not through our income statement for GAAP. Of these assets, 53% had adjustable-rate coupons, 22% were hybrid loans, and the remaining 25% had fixed-rate coupons. Market value fluctuations of these assets can affect the value of our GAAP stockholders’ equity base.

     At June 30, 2004, we reported on a consolidated basis real estate loans totaling $6 million that we account for on a lower-of-cost-or-market basis for purposes of determining earnings. All these assets had adjustable-rate coupons.

     Market value fluctuations for our assets can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization. Most of our consolidated real estate assets are loans accounted for as held-for-investment and reported at cost. As these loans were sold to Sequoia ABS trusts at securitization, changes in the market value of the loans do not have an impact on our liquidity.

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

Other Quantitative and Qualitative Disclosures About Market Risk

     For a further discussion on the quantitative disclosures about market risk, please refer to our Risk Management presentation in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. We believe our quantitative risk has not materially changed from our disclosures under Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Redwood Trust, Inc. conclude that Redwood’s disclosure controls and procedures are effective as of June 30, 2004 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)	Changes in Internal Control over Financial Reporting. There have been no significant changes in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2004, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities
Maximum Number
	Total		Total Number of	Of Shares Available
	Number of	Average	Shares Purchased as	For Purchase Under
	Shares	Price Paid	Part of Publicly	Publicly Announced
Period	Purchased	Per Share	Announced Programs	Programs
April 1 – April 30, 2004	712	$62.17	—	—
May 1 – May 31, 2004	—	—	—	—
June 1 – June 30, 2004	—	—	—	—

Total	712		—	1,000,000

     The 712 shares purchased for the three months ended June 30, 2004 represent shares acquired to satisfy tax-withholding requirements on the vesting of restricted shares. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2004 annual meeting of shareholders of Redwood Trust, Inc. was held on May 6, 2004.

(b)	The following matters were voted on at the annual meeting:

		Votes
		For	Against	Abstain
1.	Election of Directors.
	Richard D. Baum	14,339,979	38,601	—
	Mariann Byerwalter	14,335,768	42,812	—
	David L. Tyler	14,286,435	91,485	—

     The following Directors’ terms of office continue after the meeting:

Thomas C. Brown
George E. Bull
Douglas B. Hansen
Greg H. Kubicek
Charles J. Toeniskoetter
David L. Tyler

		Votes
		For	Against	Abstain
2.	Ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal Year ending December 31, 2004.	13,921,207	447,232	10,141

		Votes
		For	Against	Abstain
3.	Approval of Amendments to the Company’s 2002 Incentive Stock Plan.	9,880,789	1,854,219	51,585

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.15.2	2002 Incentive Stock Plan as Amended May 6, 2004
Exhibit 11.1	Computation of Earnings Per Share for the three months ended June 30, 2004
Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – The Company filed the following reports on Form 8-K during the quarter

Date	Items:
May 10, 2004	Item 7 Exhibits (supplemental financial information)
Item 12 Results of Operation and Financial Condition

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Redwood Trust, Inc.

Dated: August 4, 2004	By:	/s/ Douglas B. Hansen
Douglas B. Hansen
President (authorized officer of registrant)

Dated: August 4, 2004	By:	/s/ Harold F. Zagunis
Harold F. Zagunis
Vice President, Chief Financial Officer, and Secretary (principal financial officer)

Dated: August 4, 2004	By:	/s/ Michael S. Churchill
Michael S. Churchill
Vice President, Controller (principal accounting officer)