Form 10-Q
period 2004-09-30
REDWOOD TRUST INC
filed 2004-11-15
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value per share)	23,540,893 as of November 15, 2004

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Residential real estate loans	$21,557,912	$16,239,160
Residential home equity lines of credit	317,195	—
Residential loan credit-enhancement securities	496,809	378,727
Commercial real estate loans	33,389	22,419
Securities portfolio	1,239,078	844,714
Cash and cash equivalents	76,006	58,467

	23,720,389	17,543,487
Restricted cash	45,055	21,957
Accrued interest receivable	61,960	39,706
Principal receivable	1,309	13,743
Deferred tax asset	9,112	—
Other assets	16,539	7,877

Total Assets	$23,854,364	$17,626,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood Trust debt	$246,296	$236,437
Asset-backed securities issued	22,622,350	16,782,586
Accrued interest payable	28,547	16,556
Accrued expenses and other liabilities	39,688	25,472
Dividends payable	15,642	12,391

	22,952,523	17,073,442

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 23,345,696 and 19,062,983 issued and outstanding	233	191
Additional paid-in capital	727,144	517,826
Accumulated other comprehensive income	96,452	82,179
Cumulative earnings	427,193	248,972
Cumulative distributions to stockholders	(349,181)	(295,840)

	901,841	553,328

Total Liabilities and Stockholders’ Equity	$23,854,364	$17,626,770

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income
Residential real estate loans	$149,238	$65,096	$361,688	$158,628
Residential home equity lines of credit	1,882	—	2,685	—
Residential loan credit-enhancement securities	16,007	19,027	47,617	50,697
Commercial real estate loans	1,038	939	2,607	2,715
Securities portfolio	13,278	6,478	33,434	15,727
Cash and cash equivalents	175	81	414	324

Interest income before provision for credit losses	181,618	91,621	448,445	228,091
Provision for credit losses	(1,528)	(1,458)	(5,539)	(5,377)

Total interest income	180,090	90,163	442,906	222,714

Interest Expense
Redwood Trust debt	(2,312)	(1,671)	(7,373)	(5,250)
Consolidated asset-backed securities issued	(112,499)	(53,861)	(277,374)	(129,017)

Total interest expense	(114,811)	(55,532)	(284,747)	(134,267)

Net Interest Income	65,279	34,631	158,159	88,447

Operating expenses	(8,561)	(9,098)	(27,048)	(26,173)
Net recognized gains and valuation adjustments	20,586	668	50,281	4,527

Net income before provision for income taxes	77,304	26,201	181,392	66,801
Provision for income taxes	(4,962)	(1,565)	(3,171)	(4,340)

Net Income	72,342	24,636	178,221	62,461

Dividends on Class B preferred stock	—	—	—	(681)
Undistributed earnings allocated to Class B preferred stock	—	—	—	(473)

Net Income Available to Common Stockholders	$72,342	$24,636	$178,221	$61,307

Earnings Per Share:
Basic Earnings Per Share:
Net income available to common stockholders	$3.30	$1.36	$8.62	$3.52
Diluted Earnings Per Share:
Net income available to common stockholders	$3.18	$1.30	$8.29	$3.38
Dividends declared per common share	$0.670	$0.650	$2.510	$1.950
Dividends declared per preferred share	$—	$—	$—	$0.755
Weighted average shares of common stock and common stock equivalents:
Basic	21,952,606	18,130,085	20,674,396	17,404,892
Diluted	22,728,369	19,018,487	21,486,208	18,465,643

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to common stockholders before preferred dividend	$72,342	$24,636	$178,221	$62,461
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	14,562	(22,917)	40,428	22,857
Reclassification adjustment for net gains included in net income	(15,198)	(994)	(32,210)	(3,092)
Net unrealized (losses) gains on cash flow hedges	(13,772)	4,750	5,768	(490)
Reclassification of gross realized cash flow hedge losses to interest expense on asset-backed securities issued	123	1,406	1,054	2,233
Reclassification of gross realized cash flow hedge gains to interest expense on asset-backed securities issued	(484)	(62)	(767)	(62)

Other comprehensive income	(14,769)	(17,817)	14,273	21,446

Comprehensive income before preferred dividend	57,573	6,819	192,494	83,907
Dividends on Class B preferred stock	—	—	—	(681)

Comprehensive Income	$57,573	$6,819	$192,494	$83,226

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

     For the Nine Months Ended September 30, 2004:

	Class B					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Cumulative
					Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
December 31, 2003	—	$—	19,062,983	$191	$517,826	$82,179	$248,972	($295,840)	$553,328

Comprehensive income:
Net income			—	—	—	—	178,221	—	178,221
Net unrealized gain on assets available-for-sale			—	—	—	8,218	—	—	8,218
Net unrealized gain on interest rate agreements			—	—	—	6,055	—	—	6,055

Total comprehensive income before preferred dividend									192,494
Issuance of common stock			4,282,713	42	209,318	—	—	—	209,360
Dividends declared:
Common			—	—	—	—	—	(53,341)	(53,341)

September 30, 2004	—	$—	23,345,696	$233	$727,144	$96,452	$427,193	($349,181)	$901,841

     For the Nine Months Ended September 30, 2003:

	Class B
	Preferred Stock		Common Stock		Additional	Other		Cumulative
					Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	($158,072)	$473,033

Comprehensive income:
Net income			—	—	—	—	62,461	—	62,461
Net unrealized gain on assets available-for-sale			—	—	—	19,765	—	—	19,765
Net unrealized gain on interest rate agreements			—	—	—	1,681	—	—	1,681

Total comprehensive income before preferred dividend									83,907
Issuance of common stock			1,288,785	13	44,242	—	—	—	44,255
Conversion of preferred stock	(902,068)	(26,517)	902,068	9	26,508				—
Dividends declared:
Preferred								(681)	(681)
Common			—	—	—	—	—	(34,380)	(34,380)

September 30, 2003	—	$—	18,468,138	$185	$489,451	$90,592	$179,039	($193,133)	$566,134

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$178,221	$62,461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium, discount, and other	(63,157)	(741)
Provision for credit losses	5,539	5,377
Non-cash stock compensation	1,031	54
Net recognized gains and valuation adjustments	(50,281)	(4,527)
Principal payments on real estate loans held-for-sale	30	338
Net sales of real estate loans held-for-sale	2,339	774
Net purchases of interest rate agreements	(5,344)	(934)
Net change in:
Accrued interest receivable	(22,254)	(13,633)
Principal receivable	12,434	(836)
Deferred income taxes	(9,112)	—
Other assets	(1,807)	(1,377)
Accrued interest payable	11,991	4,462
Accrued expenses and other liabilities	23,531	11,694

Net cash provided by operating activities	83,161	63,112

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(8,275,423)	(8,524,738)
Proceeds from sales of real estate loans held-for-investment	112,811	87,928
Principal payments on real estate loans held-for-investment	2,483,074	818,739
Purchases of real estate securities available-for-sale	(625,568)	(380,679)
Proceeds from sales of real estate securities available-for-sale	30,891	5,299
Principal payments on real estate securities available-for-sale	164,823	135,764
Net increase in restricted cash	(23,098)	(1,955)

Net cash used in investing activities	(6,132,490)	(7,859,642)

Cash Flows From Financing Activities:
Net borrowings on Redwood Trust debt	9,859	400,009
Proceeds from issuance of asset-backed securities	8,412,139	8,321,108
Repayments on asset-backed securities	(2,507,237)	(939,772)
Net proceeds from issuance of common stock	202,197	44,200
Dividends paid	(50,090)	(36,028)

Net cash provided by financing activities	6,066,868	7,789,517

Net increase (decrease) in cash and cash equivalents	17,539	(7,013)
Cash and cash equivalents at beginning of period	58,467	39,169

Cash and cash equivalents at end of period	$76,006	$32,156

Supplemental disclosure of cash flow information:
Cash paid for interest	$272,756	$129,805
Cash paid for income taxes	$9,145	$5,356
Non-cash financing activity:
Dividends declared but not paid	$15,642	$12,003
Non-cash equity adjustments, equity compensation	$7,163	$55

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1. REDWOOD TRUST

Redwood Trust, Inc. (Redwood Trust) together with its subsidiaries invests in, credit-enhances, and securitizes residential and commercial real estate loans and securities. Our primary business is investing in credit-enhancement securities backed by high-quality jumbo residential real estate loans nationwide. We also invest in credit-enhancement, interest-only, and similar securities that represent interests in securitized pools of diverse types of real estate loans, including commercial loans, home equity line of credit loans (HELOCs), real estate collateralized debt obligations (CDOs), and others. Our primary source of revenue is monthly interest payments made by homeowners and property owners on their loans. For Generally Accepted Accounting Principles (GAAP) purposes, Redwood Trust consolidates the assets and liabilities of the securitization entities it has sponsored, even though Redwood Trust’s investment in (and maximum loss potential with respect to) these securitizations is small relative to the size of each sponsored trust. When Redwood Trust invests in securities issued by a securitization entity that it did not sponsor, Redwood Trust does not consolidate the assets and liabilities of that entity for GAAP purposes. Redwood Trust has elected to be treated for tax purposes as a Real Estate Investment Trust (REIT) and therefore the majority of our taxable income (exclusive of income earned in taxable subsidiaries) is distributed to stockholders as dividends.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes hereto are unaudited and should be read in conjunction with our audited consolidated financial statements included in the Redwood Trust Form 10-K for the year ended December 31, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the expected results for the year ended December 31, 2004.

Under GAAP, Redwood Trust consolidates the assets and liabilities of the securitization entities it has sponsored, even though Redwood Trust’s investment in (and maximum loss potential with respect to) these securitizations is small relative to the size of each sponsored trust. When Redwood Trust invests in securities issued by a securitization entity that it did not sponsor, Redwood Trust does not consolidate the assets and liabilities of that trust under GAAP.

The September 30, 2004 and December 31, 2003 consolidated financial statements include the accounts of Redwood Trust and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, Acacia CDO 4, LTD, Acacia CDO 5, LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, Acacia CDO 4, LTD, and Acacia CDO 5 LTD. References to the REIT mean Redwood Trust exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood Trust are Holdings and Holdings’ wholly-owned subsidiaries.

Substantially all of the assets of Sequoia, consisting primarily of residential real estate loans as part of residential real estate loans on our Consolidated Balance Sheets, are pledged to support asset-backed securities issued by Sequoia. Substantially all of the assets of Acacia, consisting primarily of residential and commercial real estate loan securities and other asset-backed securities included in our residential loan credit-enhancement securities and securities portfolio, are pledged to support asset-backed securities issued by Acacia. The assets of Sequoia and Acacia are not available for the satisfaction of general claims of Redwood

Trust. Our exposure to loss (aside from limited loan repurchase obligations in certain circumstances) to the assets or liabilities of securitization entities sponsored by us is limited to our net investment in any securities we may have acquired from these entities for our permanent investment portfolio. The asset-backed securities issued by Sequoia, Acacia, and other securitization entities sponsored by Redwood Trust are not obligations of Redwood Trust.

All significant intercompany balances and transactions with Sequoia, Acacia, and Holdings have been eliminated in the consolidation of Redwood Trust as of September 30, 2004 and December 31, 2003. Certain amounts for prior periods have been reclassified to conform to the September 30, 2004 presentation.

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

Our estimate of collective losses on pools of loans uses loss rate assumptions to calculate estimated losses over the anticipated remaining life of each pool. The reserve is based on the portion of these losses that are assumed to have already been incurred and are expected to be confirmed over an estimated loss confirmation period — the average lag between the occurrence of a credit loss (such as the deterioration of a borrower’s financial condition) and the confirmation of that loss (the identification of an impairment which will result in a charge-off).

Revenue Recognition. When recognizing revenue on consolidated earning assets, we employ the effective yield method to account for purchase premiums, discounts, and other net capitalized fees or costs associated with real estate loans and securities. For consolidated real estate loans, the effective yield method is applied under FAS 91. For loans acquired prior to July 1, 2004, the effective yield is determined using interest rates as they change over time and anticipated principal prepayments. For loans acquired subsequent to that date, the initial interest rate of the loans and anticipated principal prepayments are used in determining the effective yield. For our investment grade securities, the effective yield method is applied under FAS 91 using anticipated principal prepayments or EITF 99-20 as appropriate. The use of these methods requires us to project cash flows over the remaining life of each asset and certain liabilities. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows or the current period’s yield for each asset will prove to be accurate.

Our consolidated residential loan credit-enhancement securities and certain other securities have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential real estate loans. As a result of the relatively high credit risk of these investments, we are able to purchase credit-enhancement securities at a discount to principal (par). A portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is considered as a form of credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk, cash flow modeling, and portfolio analytical tools to assist us in our assessment.

Under the effective yield method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in recognition of increasing yields from residential loan credit-enhancement securities. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in recognition of lower yields under the effective yield method and may represent a permanent impairment, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.

Risks and Uncertainties

We take certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk. In addition, there are several risks and uncertainties specific to our business. We seek to actively manage such risks and uncertainties while also providing our stockholders with an appropriate rate of return in light of these risks and uncertainties. There can be no assurances that such risks and uncertainties are adequately provided for in our financial statements.

The majority of our consolidated liabilities reported on our Consolidated Balance Sheets represent asset-backed securities issued by bankruptcy-remote securitization entities. The owners of these asset-backed securities have no recourse to Redwood Trust and may look only to the assets of the securitization entity for repayment.

Earning Assets

Earning assets (as consolidated for GAAP purposes) consist primarily of residential and commercial real estate loans and securities. Real estate loans and securities pledged as collateral under short-term borrowing arrangements in which the secured party has the right by contract or custom to sell or re-pledge the collateral have been classified as “pledged” as discussed in Note 3. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums related to earning assets are amortized into interest income over their estimated lives considering the actual and future estimated prepayments of the earning assets using the effective yield method. Gains or losses on the sale of earning assets are based on the specific identification method.

Residential and Commercial Real Estate Loans: Held-for-Investment

Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. The majority of consolidated residential real estate loans are classified as held-for-investment because the consolidated securitization entities that own these assets have the ability and intent to hold these loans to maturity. Commercial real estate loans for which we have the ability to hold to maturity are classified as held-for-investment. While we generally do not sell real estate loans to third parties as part of our normal business operations, consolidated real estate loans classified as held-for-investment may be sold from time to time, especially subsequent to our election to call asset-backed securities previously issued by a securitization entity sponsored by us, after which Redwood Trust purchases the loan assets of the entity.

Residential and Commercial Real Estate Loans: Held-for-Sale

Real estate loans held-for-sale are carried at the lower of original cost or market value. Any lower of cost or market adjustments on these loans are recognized in net recognized gains and valuation adjustments in our Consolidated Statements of Income. Residential real estate owned (REO) assets are included in real estate loans held-for-sale, as are some of our commercial real estate loans that we are in the process of marketing for sale.

Residential Loan Credit-Enhancement and Securities Portfolio Securities: Available-for-Sale

Securities available-for-sale are carried at their estimated fair value. Cumulative unrealized gains and losses are classified as accumulated other comprehensive income in Stockholders’ Equity. Unrealized losses on these securities are reported as a component of net recognized gains and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered to represent an other-than-temporary impairment.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash may include principal and interest payments from real estate loans or securities held within consolidated securitization entities as collateral for or payable to asset-backed securities issued by those entities, cash pledged as collateral on certain interest rate agreements, and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Deferred Tax Asset

Net deferred tax assets represent the net benefit of net operating loss carry forwards, mortgage asset basis differences, and recognized tax gains on whole loan securitizations that will be recognized under GAAP through the financial statements in future periods.

Other Assets

Other assets on our Consolidated Balance Sheets include fixed assets, prepaid interest, interest rate agreements, and other prepaid expenses.

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

Debt and Asset-Backed Securities

Redwood Trust debt is short-term debt collateralized by loans and securities. We carry this debt on our balance sheet at its unpaid principal balance. Redwood Trust does not have any long-term debt. Also reflected on our Consolidated Balance Sheets as liabilities that are asset-backed securities issued by securitization entities that are sponsored by us. These asset-backed securities issued are carried at their unpaid principal balances net of any unamortized discount or premium and any unamortized asset-backed security issuance costs. The amortization of any discount, premium, or issuance costs in connection with the issuance of asset-backed securities by securitization entities is recognized as an adjustment to consolidated interest expense using the effective yield method based on the actual and estimated repayment schedule of the related borrowings or asset-backed securities.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code (the Code) and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (exclusive of undistributed taxable income of taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. We may retain up to 10% of our REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status. At this time, we intend to retain 10% of our 2004 ordinary REIT taxable income. We have recorded a provision for income taxes based upon our estimated liability for Federal and state income tax purposes in our Consolidated Statements of Income. These tax liabilities arise from taxable earnings in taxable subsidiaries and from the planned retention of a portion of our REIT taxable income.

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to stockholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the stockholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2003, which were paid in January 2004, are considered taxable income to stockholders in 2003 (the year declared).

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its REIT taxable income in the calendar year plus the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. Similar to 2003, we plan to have dividend distributions declared before calendar year-end and distributed on or before January 31, 2005 that are less than 85% of REIT taxable income for the 2004 calendar year. Therefore, we will incur a 4% excise tax provision on the shortfall. Accordingly, we recorded a provision for excise tax in our Consolidated Statements of Income during the three and nine months ended September 30, 2004 and the nine months ended September 30, 2003 (See Note 8).

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

Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. The potential common shares are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period.

Pursuant to the adoption of EITF 03-6, “Participating Securities and the Two-Class Method under FASB statement No. 128”, we have restated basic and diluted net income per share computations for the nine months ended September 30, 2003 to reflect the allocation of undistributed earnings on our preferred stock. The preferred stock was converted into common stock in the second quarter of 2003.

The following table provides reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

	Three Months Ended		Nine Months Ended
Net Income per share	September 30,		September 30,
(in thousands, except share data)	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share:
Diluted EPS — net income before preferred dividend and undistributed earnings allocation	$72,342	$24,636	$178,221	$62,461
Cash dividends on and undistributed earnings allocated to Class B preferred stock	—	—	—	(1,154)

Basic EPS — net income available to common stockholders	$72,342	$24,636	$178,221	$61,307

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	21,952,606	18,130,085	20,674,396	17,404,892
Net effect of dilutive stock options and preferred stock	775,763	888,402	811,812	1,060,751

Denominator for diluted earnings per share	22,728,369	19,018,487	21,486,208	18,465,643

Basic Earnings Per Share:
Net income per share	$3.30	$1.36	$8.62	$3.52

Diluted Earnings Per Share:
Net income per share	$3.18	$1.30	$8.29	$3.38

For the three and nine months ended September 30, 2004, the number of potential common shares that were anti-dilutive totaled 24,198 and 20,238, respectively. For the three and nine months ended September 30, 2003, the number of potential common shares outstanding that were anti-dilutive totaled 96,536 and 390,222, respectively.

Comprehensive Income

Current period net unrealized gains and losses on assets available-for-sale and current period net unrealized gains and losses on interest rate agreements are reported as a component of comprehensive income on our Consolidated Statements of Stockholders’ Equity with cumulative unrealized gains and losses classified as accumulated other comprehensive income in Stockholders’ Equity. As of both September 30, 2004 and December 31, 2003, accumulated other comprehensive income consisted of net unrealized gains and losses on both real estate loan securities available-for-sale and interest rate agreements classified as cash flow hedges. See Note 10 for further discussion of accumulated other comprehensive income.

Stock-Based Compensation

As of September 30, 2004 and December 31, 2003, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123, using the prospective method. Through the adoption of this pronouncement, all stock-based compensation awards issued in 2003 and beyond are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

	Three Months Ended		Nine Months Ended
Stock-Based Compensation	September 30,		September 30,
(in thousands, except share data)	2004	2003	2004	2003
Net income, as reported	$72,342	$24,636	$178,221	$61,307
Add: Dividend equivalent right operating expenses under APB 25	1,953	2,838	7,547	9,130
Add: Variable stock option operating expenses under APB 25	213	513	1,021	2,951
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(256)	(322)	(848)	(1,080)

Pro forma net income	$74,252	$27,665	$185,941	$72,308

Earnings per share:
Basic-as reported	$3.30	$1.36	$8.62	$3.52
Basic-pro forma	$3.38	$1.53	$8.99	$4.15
Diluted-as reported	$3.18	$1.30	$8.29	$3.38
Diluted-pro forma	$3.27	$1.45	$8.65	$3.98

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

Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board released EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). For investments that meet the scope of this pronouncement, the EITF provides application guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In general, EITF 03-1 states that if the fair value of an applicable investment is lower than its book value, it is considered impaired. This impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the value of the asset. Certain disclosure requirements of this pronouncement are currently in effect and we are in compliance with these requirements. The recognition and measurement guidance of this pronouncement will become effective at a later date to be determined. At this time, we do not believe the impact of the recognition and measurement guidance will be significant as it is generally our intent to hold our assets to maturity and we have the ability to do so. However, EITF 03-1 will likely lead to increased volatility in our future reported earnings.

The Accounting Standards Executive Committee issued a Statement of Position (SOP), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference on the face of the balance sheet. This SOP becomes effective for loans acquired in fiscal years beginning after December 15, 2004, and is not expected to have a material impact on us.

In June 2004, the FASB released EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (EITF 03-6). This pronouncement provides guidance on when to apply the two-class method for computing basic and diluted earnings per share for participating securities. A participating security is a security that participates in undistributed earnings with common stock regardless of whether the participation is dependent upon the occurrence of a specific event. We determined that certain outstanding options and our Preferred Stock are participating securities under the provisions of this guidance. This guidance is effective for reporting periods after March 31, 2004.

EITF 03-6 had the impact of allocating undistributed earnings for financial statement purposes under the two-class method of FAS 128 between the common and preferred stock based upon their respective contractual rights to share in such undistributed earnings as if they were distributed. Accordingly, we have restated net income available to common stockholders and basic and diluted net income per share for the nine months ended September 30, 2003 to conform to the presentation under EITF 03-6.

The table below presents changes in net income available to common stockholders and basic and diluted net income per share for the nine months ended September 30, 2003.

(in thousands, except share data)	Net Income Available to Common Stockholders	Basic Earnings Per Share	Diluted Earnings Per Share
Amounts presented before adoption of EITF 03-6	$61,780	$3.55	$3.40
Net effect of adoption of EITF 03-6	(473)	(0.03)	(0.02)

Restated amounts under adoption of EITF 03-6	$61,307	$3.52	$3.38

NOTE 3. EARNING ASSETS

As of September 30, 2004 and December 31, 2003, our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities and home equity lines of credit. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our commercial real estate loans and commercial real estate securities is generally up to ten years. The original maturity of our home equity lines of credit is ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.

As of September 30, 2004 and December 31, 2003, earning assets consisted of the following:

Residential Real Estate Loans

We acquire residential real estate loans from third party originators for securitization under the Sequoia program. We sell these loans to Sequoia securitization entities, which, in turn, issue asset-backed securities (ABS) (shown as liabilities on our Consolidated Balance Sheets).

	September 30, 2004			December 31, 2003
Residential Real	Held-			Held-
Estate Loans	for-	Held-for-		for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total
Current face	$1,041	$21,380,743	$21,381,784	$—	$16,110,748	$16,110,748
Unamortized discount	—	—	—	—	—	—
Unamortized premium	—	197,472	197,472	—	144,748	144,748

Amortized cost	1,041	21,578,215	21,579,256	—	16,255,496	16,255,496
Reserve for credit losses	(161)	(21,183)	(21,344)	—	(16,336)	(16,336)

Carrying value	$880	$21,557,032	$21,557,912	$—	$16,239,160	$16,239,160

Residential real estate loans held-for-sale represent interests in real estate owned (REO) in the securitization entities reported on our Consolidated Balance Sheets. The reserve for credit losses on residential real estate loans held-for-sale represents the portion of our reserve for credit losses specific to the loans that are REO.

The table below presents changes in the balance of consolidated residential real estate loans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Acquisitions	$2,898,165	$4,996,403	$7,923,313	$8,503,504
Sales (other than to consolidated ABS trusts)	(112,811)	—	(112,811)	(73,137)
Principal repayments	(1,144,320)	(420,395)	(2,463,802)	(807,745)
Premium amortization	2,078	(8,720)	(23,429)	(19,931)
Credit provision	(1,264)	(1,458)	(5,008)	(5,377)
Net charge offs	—	—	—	31
Net recognized gains and valuation adjustments	489	—	489	726

Net increase	$1,642,337	$4,565,830	$5,318,752	$7,598,071

Because of the increasing interest rate environment during the three months ended September 30, 2004, premium amortization expense during the period was low and amounted to $2 million. The amount of premium amortization expense was considerable less than it would have been in a more stable or declining interest rate environment. For example, in a stable interest rate environment, we estimate that the amount of premium amortization would have been about $11 million higher. In part, this volatility in amortization expense results from elections we have made under FAS 91 wherein we determine an effective yield to amortize the premium using coupon interest rates as they change over time and anticipated principal prepayments.

For loans acquired beginning July 1, 2004, we will determine an effective yield to amortize the premium using the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayments. For these portfolios, changing coupon interest rates will not affect the level of premium amortization expense and interest income will continue to vary according to the coupon rates on the loans. While this new election will tend to decrease the volatility of premium amortization associated with changing interest rates for our loans acquired subsequent to July 1, 2004, premium amortization will continue to be affected by the level of principal prepayments. This new election will not affect the determination of premium amortization expense for our loan portfolios acquired prior to July 1, 2004.

During the course of reviewing the application of FAS 91, we identified several technical errors in our application of that standard to the amortization of our loan acquisition premiums. While it varied from period to period, these errors had the effect of accelerating amortization expense over the past five years or so. On a cumulative basis through September 30, 2004, the errors overstated amortization expense and therefore understated net income by $4.1 million. We have corrected this cumulative error by reducing amortization expense in the current period ended September 30, 2004 which also has the effect of increasing net income by the same amount.

Our goal is to sell all of the residential real estate loans we acquire to securitization entities that finance their purchases of loans from us through the issuance of asset-backed securities. While structured as legal sales, for financial reporting purposes the assets and liabilities of these entities are consolidated on our Consolidated Balance Sheets. We typically acquire from these securitizations for our permanent investment portfolio the credit-enhancement securities and, occasionally, a portion of the interest-only securities. During the period we accumulate loans for securitization, we fund our acquisitions with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us. The table below presents information regarding our residential real estate loans pledged under our borrowing agreements.

Residential Real Estate Loans	September 30,	December 31,
(in thousands)	2004	2003
Unpledged	$75,373	$1,852
Pledged for Redwood Trust debt	183,389	41,607
Owned by securitization entities, financed through the issuance of asset-backed securities	21,299,150	16,195,701

Total Carrying Value	$21,557,912	$16,239,160

Residential Home Equity Lines of Credit (HELOCs)

We acquire residential home equity lines of credit (HELOCs) from third party originators for sale to securitization entities under the Sequoia program. These loans are sold to securitization entities that, in turn, issue asset-backed securities to fund their asset acquisitions. While structured as legal sales, for GAAP reporting purposes the assets and liabilities of these entities are consolidated on our Consolidated Balance Sheets.

	September 30, 2004			December 31, 2003
HELOCs	Held-for-	Held-for-		Held-for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total
Current face	$—	$308,697	$308,697	$—	$—	$—
Unamortized discount	—	—	—	—	—	—
Unamortized premium	—	9,029	9,029	—	—	—

Amortized cost	—	317,726	317,726	—	—	—
Reserve for credit losses	—	(531)	(531)	—	—	—

Carrying value	$—	$317,195	$317,195	$—	$—	$—

The table below presents changes in the balance of our HELOCs.

	Three Months Ended		Nine Months Ended
HELOCs	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Acquisitions	$—	$—	$335,044	$—
Sales (other than to consolidated ABS trusts)	—	—	—	—
Principal repayments	(8,290)	—	(15,996)	—
Premium amortization	(1,072)	—	(1,322)	—
Credit provision	(264)	—	(531)	—

Net (decrease) increase	$(9,626)	$—	$317,195	$—

Our goal is to sell the HELOCs we accumulate to securitization entities that raise the proceeds necessary to buy the loans from us through the issuance of asset-backed securities (ABS). For our permanent investment portfolio, we typically acquire a small portion of the ABS securities issued by trusts issued by us. Under consolidation accounting for GAAP, these acquired securities do not appear on our Consolidated Balance Sheets. During the accumulation of these loans we fund our acquisitions with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us. The table below presents information regarding our HELOCs pledged under our borrowing agreements.

HELOCs	September 30,	December 31,
(in thousands)	2004	2003
Unpledged	$—	$—
Pledged for Redwood Trust debt	—	—
Owned by securitization entities, financed through the issuance of asset-backed securities	317,195	—

Total Carrying Value	$317,195	$—

Residential Loan Credit-Enhancement Securities

We credit enhance pools of high-quality jumbo residential real estate loans by acquiring residential loan credit-enhancement securities (“CES”) issued by securitizations sponsored by third parties and by us. The securitizations sponsored by us are consolidated on our balance sheet for GAAP reporting purposes, so the residential CES we acquire from these trusts do not appear on our Consolidated Balance Sheets. The CES we or Acacia acquired from securitizations sponsored by others are shown on our Consolidated Balance Sheet as residential credit-enhancement securities.

Credit-enhancement securities are subordinated within the credit structure of a securitization transaction and bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. We commit capital that partially “credit enhances” a securitized pool of residential real estate loans.

The residential loan credit-enhancement securities shown on our Consolidated Balance Sheets are first-loss, second-loss, and third-loss securities. First-loss securities are generally allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a maximum of the principal amount of the first-loss security. First-loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second-loss, third-loss, and more senior securities. Any first-loss securities that are owned by others and that are junior to our second- and third-loss securities provide our interests with some protection from losses, as they serve as external credit enhancement. Our residential loan credit-enhancement securities provided some level of credit enhancement on $122 billion and $68 billion of residential real estate loans securitized by third parties as of September 30, 2004 and December 31, 2003, respectively.

	September 30,	December 31,
	2004	2003
Residential Loan Credit-Enhancement Securities	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current face	$830,524	$623,692
Unamortized discount	(109,367)	(123,329)
Portion of discount designated as credit protection	(298,925)	(200,970)

Amortized cost	422,232	299,393
Gross unrealized gains	77,088	83,993
Gross unrealized losses	(2,511)	(4,659)

Carrying value	$496,809	$378,727

The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the three and nine months ended September 30, 2004.

Residential Loan Credit-Enhancement Securities	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2004	September 30, 2004
Beginning balance of unamortized discount	$121,808	$123,329
Amortization of discount	(8,181)	(25,666)
Calls, sales, and other	(16,560)	(39,977)
Re-designation of credit protection to discount	5,733	34,163
Acquisitions	6,567	17,518

Ending balance of unamortized discount	$109,367	$109,367

Beginning balance of designated credit protection	$235,535	$200,970
Realized credit losses	(534)	(2,343)
Calls, sales and other	(3,830)	(10,430)
Re-designation of credit protection to discount	(5,733)	(34,163)
Acquisitions	73,487	144,891

Ending balance of designated credit protection	$298,925	$298,925

The amount of credit protection is based upon our quarterly assessment of various factors effecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling, and portfolio analytical tools to assist in our assessment. We complete the assessment on each individual pool and determine the appropriate level of credit protection for each security we own. To the extent this quarterly assessment provides a different credit enhancement level then previously existed, we re-designated an amount into or from the unamortized discount.

The table below presents changes in the balance of our reported residential loan credit-enhancement securities portfolio.

Residential Loan Credit- Enhancement Securities	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Acquisitions	$82,918	$23,164	$195,553	$71,506
Sales	—	—	(22,416)	(1,248)
Principal repayments	(44,822)	(37,645)	(126,459)	(99,632)
Discount amortization	8,181	11,432	25,666	27,001
Net unrealized (losses) gains	(12,097)	(20,751)	(4,758)	15,797
Net recognized gains and valuation adjustments	20,390	3,800	50,496	7,508

Net increase (decrease)	$54,570	$(20,000)	$118,082	$20,932

Of the $45 million and $126 million of principal pay downs in the three and nine months ended September 30, 2004, $32 million and $80 million represented calls of the securities. These calls resulted in recognized gains of $20 million and $48 million, respectively, through our Consolidated Statements of Income. We also sold residential loan credit-enhancement securities for the nine months ended September 30, 2004 resulting in realized gains of $6 million reported under net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Of the $38 million and $100 million of principal pay downs in the three and nine months ended September 30, 2003, $9 million and $19 million, respectively, represented calls of the securities. These calls resulted in recognized gains of $4 million and $8 million through our Consolidated Statements of Income for the three and nine months ended September 30, 2003, respectively. We also sold certain residential loan credit-enhancement securities for the nine months ended September 30, 2003 resulting in no realized gains.

When we purchase residential loan credit-enhancement securities, a portion of the discount for each security is designated as credit protection, with the remaining portion of the discount accreted into income using the effective yield method on a prospective basis based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates. The designated credit protection is specific to each residential loan credit-enhancement security.

If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward or we may take a mark-to-market earnings charge to write down our investment in the security to current market value to reflect permanent impairment under EITF 99-20. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For the three and nine months ended September 30, 2004, we recognized market value losses of $0.1 million and $3.3 million, respectively. For the three and nine months ended September 30, 2003, we recognized market value losses of $0.0 million and $1.5 million, respectively. These market value losses are reported under net recognized gains and valuation adjustments in our Consolidated Statements of Income from our residential loan credit-enhancement securities to reflect permanent impairment under the provisions of EITF 99-20.

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated residential loan credit-enhancement securities as of September 30, 2004. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to recover their value.

Residential Loan Credit-Enhancement	Less than 12 Months		12 Months or More		Total
Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	(Losses)	Value	(Losses)	Value	(Losses)
Residential loan credit-enhancement securities	$60,153	($2,097)	$6,375	($414)	$66,528	($2,511)

We generally finance the residential loan credit-enhancement securities we acquire for our permanent investment portfolio with equity. We sell a portion of the residential loan credit-enhancement securities we acquire to securitization entities (Acacia) that resecuritize these assets by issuing asset-backed securities. While structured as legal sales, for financial reporting purposes the assets and liabilities of these entities are consolidated on our balance sheet. During the accumulation of these securities prior to securitization, we may fund some of the securities with short-term borrowings through various financing facilities available to us. The table below presents information regarding our residential loan credit-enhancement securities pledged under our borrowing agreements.

Residential Loan Credit-Enhancement Securities	September 30,	December 31,
(in thousands)	2004	2003
Unpledged	$326,327	$212,143
Pledged for Redwood Trust debt	—	38,801
Owned by securitization entities, financed through issuance of asset-backed securities	170,482	127,783

Total carrying value	$496,809	$378,727

Commercial Real Estate Loans

Commercial real estate loans represent first or second lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment may represent junior participations in first lien interests where we provide credit enhancement to a senior interest. Commercial real estate loans held-for-sale represent first or second lien interests in commercial properties where we have the sole interest.

	September 30, 2004			December 31, 2003
Commercial Real
Estate Loans	Held-for-	Held-for-		Held-for-	Held-for-
(in thousands)	Sale	Investment	Total	Sale	Investment	Total
Current face	$6,075	$37,335	$43,410	$8,527	$22,653	$31,180
Unamortized (discount) premium	(98)	(667)	(765)	(106)	601	495
Portion of discount designated as credit protection	—	(8,141)	(8,141)	—	(8,141)	(8,141)
Lower-of-cost-or-market adjustments	(615)	—	(615)	(615)	—	(615)
Reserve for credit losses	—	(500)	(500)	—	(500)	(500)

Carrying value	$5,362	$28,027	$33,389	$7,806	$14,613	$22,419

The table below presents changes in the balance of our commercial real estate loans.

Commercial Real Estate Loans	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2004	2003	2004	2003
Acquisitions	$—	$1,023	$17,066	$6,442
Sales (other than to consolidated ABS trusts)	—	—	(2,339)	—
Principal repayments	(29)	(12,034)	(3,306)	(12,136)
Premium amortization	(128)	(33)	(353)	(100)
Net recognized gains (losses) and valuation adjustments	—	130	(98)	132

Net (decrease) increase	$(157)	$(10,914)	$10,970	$(5,662)

Our goal is to finance our commercial real estate loans with equity or to sell them to securitization entities sponsored by us. During the accumulation of these loans we may fund some of the loans with short-term borrowings through various financing facilities available to us. The table below presents information regarding our commercial real estate loans pledged under our borrowing agreements.

Commercial Real Estate Loans
(in thousands)	September 30, 2004	December 31, 2003
Unpledged	$20,838	$13,908
Pledged for Redwood Trust debt	—	—
Owned by securitization entities, financed through issuance of asset-backed securities	12,551	8,511

Total carrying value	$33,389	$22,419

Securities Portfolio

Securities portfolio assets represent investment-grade and non-investment grade security interests in prime residential loans, sub-prime residential loans, commercial real estate loans, second lien residential loans, collateralized debt obligations, and corporate REIT debt securities. Our securities portfolio securities are classified as available-for-sale and are carried at their estimated fair value. Gross unrealized gains and losses represent the differences between the net amortized cost and the fair value of the individual securities.

	September 30, 2004	December 31, 2003
Securities Portfolio	Securities Available-	Securities Available-
(in thousands)	for-Sale	for-Sale
Current face	$1,242,777	$833,252
Unamortized discount	(47,559)	(16,946)
Unamortized premium	5,447	5,431
Unamortized premium – interest-only certificates	22,172	19,711

Amortized cost	1,222,837	841,448
Gross unrealized gains	21,737	9,420
Gross unrealized losses	(5,496)	(6,154)

Carrying value	$1,239,078	$844,714

Gross unrealized losses as of September 30, 2004 and December 31, 2003 represented temporary declines in market values that were not considered to be permanent. Permanent impairment (as defined under EITF 99-20) for the three and nine months ended September 30, 2004 totaled $0.3 million and $1.5 million, respectively. Permanent impairment for both the three and nine months ended September 30, 2003 totaled $3.3 million. Permanent impairment is included as part of net recognized gains and valuation adjustments in our Consolidated Statements of Income. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

The table below presents changes in the balance of our securities portfolio.

	Three Months Ended		Nine Months Ended
Securities Portfolio	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Acquisitions	$151,064	$28,702	$430,042	$309,172
Sales (other than to consolidated ABS trusts)	—	—	(8,475)	(4,051)
Principal repayments	(18,489)	(12,677)	(38,365)	(36,132)
Net premium amortization	(86)	(96)	(1,275)	(204)
Net unrealized gains (losses)	11,461	(3,160)	12,975	3,969
Net recognized gains (losses) and valuation adjustments	(340)	(3,261)	(538)	(3,366)

Net increase	$143,610	$9,508	$394,364	$269,388

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of September 30, 2004. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to recover their value.

	Less than 12 Months		12 Months or More		Total
Securities Portfolio		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Securities portfolio	$130,992	($3,531)	$121,206	($1,965)	$252,198	($5,496)

Our goal is to finance our securities portfolio assets held as permanent investments with equity. The bulk of the securities we acquire are subsequently sold to securitization entities (Acacia) that finance their purchases from us through resecuritization (the issuance of asset-backed securities). While structured as legal sales, for financial reporting purposes the assets and liabilities of these entities are consolidated on our balance sheet. While we are accumulating securities prior to resecuritization, we fund some of the securities with short-term borrowings through various financing facilities available to us. The table below presents information regarding our consolidated securities portfolio securities pledged under our borrowing agreements.

Securities Portfolio
(in thousands)	September 30, 2004	December 31, 2003
Unpledged	$98,864	$44,072
Pledged for Redwood Trust debt	71,039	122,680
Owned by securitization entities, financed through the issuance of asset-backed securities	1,069,175	677,962

Total carrying value	$1,239,078	$844,714

Net Recognized Gains and Valuation Adjustments

Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains and valuation adjustments reported during the three and nine months ended September 30, 2004 and 2003.

Net Recognized Gains and	Three Months Ended		Nine Months Ended
Valuation Adjustments	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Realized gains on calls (securities)	$20,472	$3,800	$47,534	$8,998
Realized gains (losses) on sales (securities)	—	—	7,249	(28)
Valuation adjustments under EITF 99-20 (securities)	(422)	(3,261)	(4,826)	(4,828)
Valuation adjustments on real estate loans	—	—	(98)	126
Recognized gains on sale on real estate loans	489	130	489	726
Unrealized gains (losses) on interest rate agreements	47	(1)	(67)	(467)

Net recognized gains and valuation adjustments	$20,586	$668	$50,281	$4,527

NOTE 4. RESERVES FOR CREDIT LOSSES

We provide for credit losses on consolidated residential and commercial real estate loans held-for-investment by maintaining reserves for credit losses. The reserves for credit losses are adjusted by taking provision for credit losses recorded as a reduction in interest income on residential and commercial real estate loans on our Consolidated Statements of Income. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets. The following table summarizes the activity in the reserves for credit losses.

	Three Months Ended		Nine Months Ended
Residential Real Estate Loans	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Balance at beginning of period	$20,080	$12,159	$16,336	$8,271
Provision for credit losses	1,264	1,458	5,008	5,377
Charge-offs	—	—	—	(31)

Balance at end of period	$21,344	$13,617	$21,344	$13,617

Delinquencies in our consolidated residential real estate loan portfolio were $10.8 million and $5.4 million, respectively, as of September 30, 2004 and December 31, 2003. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loan portfolio, delinquencies remained at low levels relative to residential real estate loans in the U.S. and stood at 0.05% and 0.03%, respectively, of our current loan balances as of September 30, 2004 and December 31, 2003.

	Three Months Ended		Nine Months Ended
HELOCs	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Balance at beginning of period	$267	$—	$—	$—
Provision for credit losses	264	—	531	—
Charge-offs	—	—	—	—

Balance at end of period	$531	$—	$531	$—

Delinquencies in our HELOC portfolio totaled $0.3 million, or 0.09% of the outstanding balance as of September 30, 2004.

	Three Months Ended		Nine Months Ended
Commercial Real Estate Loans	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Balance at beginning of period	$500	$—	$500	$—
Provision for credit losses	—	—	—	—
Charge-offs	—	—	—	—

Balance at end of period	$500	$—	$500	$—

We had no delinquent Commercial real estate loans as of September 30, 2004 and December 31, 2003.

We establish and maintain credit reserves that we believe represent probable credit losses that will result from impairment and inherent losses existing in our consolidated real estate loan portfolio as of the date of the financial statements. To calculate the reserve, we determine a level of impairment and inherent losses by first determining loss factors that can be specifically applied to each of our loan pools or specific loans. We may consider various factors, including, but not limited to, the age of our loans, underwriting standards, business climate, economic conditions, geographical considerations, past performance of similar loans, and other observable data. Once we determine applicable loss factors, we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.

NOTE 5. INTEREST RATE AGREEMENTS

We generally attempt to structure our balance sheet to address many of the interest rate risks inherent in our assets and liabilities. We enter into certain interest rate agreements with the objective of matching the interest rate characteristics of our assets and liabilities.

We may enter into interest rate agreements consisting of interest rate options, interest rate swaps, interest rate futures, and other types of hedging instruments. We currently designate our interest rate agreements as trading instruments or cash flow hedges. In general, we use cash flow hedges to hedge our variable interest rate debt payments associated with certain existing and future consolidated liabilities.

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

Interest rate swaps (swaps) are agreements in which a series of cash flows is exchanged with a counterparty over a prescribed period based on fixed and indexed interest rates. The notional amount on which the interest payments are based is not exchanged. Most of our swaps involve the exchange of a floating interest payment for a fixed interest payment based on a periodically resetting index. Most of the swaps require that we provide collateral, such as securities or cash, to the counterparty when their fair values decrease significantly. Should the counterparty fail to return the collateral, we would be at risk for the fair market value of those assets pledged as collateral.

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

We report our interest rate agreements at fair value. As of September 30, 2004, the net fair value of our interest rate agreements was positive $2.6 million and was reported as $9.4 million in other assets and $6.8 million in accrued expenses and other liabilities on our Consolidated Balance Sheets. As of December 31, 2003, the net fair value of our interest rate agreements was negative $1.8 million and was reported as $2.2 million in other assets and $4.0 million in accrued expenses and other liabilities on our Consolidated Balance Sheets.

The following table shows the aggregate fair value of our interest rate agreements as of September 30, 2004 and December 31, 2003. The credit exposure reflects the fair market value of any cash and collateral of Redwood Trust held by counterparties. Sequoia and Acacia did not hold collateral of the third party financial institutions for its swaps as of September 30, 2004 and December 31, 2003. The cash and collateral held by counterparties are included in restricted cash on our Consolidated Balance Sheets.

	September 30, 2004			December 31, 2003
Interest Rate Agreements		Notional	Credit		Notional	Credit
(in thousands)	Fair Value	Amount	Exposure	Fair Value	Amount	Exposure
Trading Instruments
Interest rate caps purchased	$1,961	$91,400	$—	$855	$65,000	$—
Interest rate caps sold	(912)	(65,000)	—	(855)	(65,000)	—
Interest rate corridors purchased	124	1,420,788	—	170	1,690,931	—
Cash Flow Hedges
Eurodollar futures sold	—	—	—	(164)	(800,000)	804
Interest rate swaps	1,431	12,368,735	9,768	(1,788)	7,186,657	3,360

Total Interest Rate Agreements	$2,604	$13,815,923	$9,768	($1,782)	$8,077,588	$4,164

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

We elect hedge accounting treatment on the majority of our interest rate agreements and account for other interest rate agreements as trading instruments. For the three months ended September 30, 2004, we recognized $0.1 million of net market value gains on our interest rate agreements accounted for as trading instruments through net recognized gains and valuation adjustments on our Consolidated Statements of Income. For the nine months ended September 30, 2004, we recognized $0.1 million of net market value losses. For the three months ended September 30, 2003 we did not recognize any net market value losses on our interest agreements accounted for as trading instruments. For the nine months ended September 30, 2003, we recognized $0.5 million of net market value losses on our interest rate agreements accounted for as trading instruments through net recognized gains and valuation adjustments on our Consolidated Statements of Income.

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

The following table depicts the balances in accumulated other comprehensive income as of September 30, 2004 and December 31, 2003 for our cash flow hedges. The $1.1 million and $0.5 million of realized net losses included in other comprehensive income as of September 30, 2004 and December 31, 2003, respectively, represent interest rate agreements designated as cash flow hedges that have expired or terminated. The realized net losses as of September 30, 2004 will be reclassified to interest expense in our Consolidated Statements of Income over the effective period for the hedged transactions as forecasted transactions occur.

Of the $1.1 million of realized net losses included in other comprehensive income as of September 30, 2004, $0.3 million will be recognized in interest expense in our Consolidated Statements of Income over the next twelve months. The $6.7 million and $0.1 million of unrealized net gains as of September 30, 2004 and December 31, 2003, respectively, included in other comprehensive income represent interest rate agreements designated as cash flow hedges that are currently outstanding.

	Consolidated Balance Sheets
	Accumulated Other Comprehensive Income
Interest Rate Agreements (in thousands)	September 30, 2004	December 31, 2003
Realized—Closed Transactions:
Realized net loss remaining in accumulated other comprehensive income	($1,061)	($539)
Recognized but Unrealized—Open Transactions:
Unrealized gain included in accumulated other comprehensive income	6,695	119

Total accumulated other comprehensive income on interest rate agreements	$5,634	($420)

Certain of our interest rate agreements accounted for as cash flow hedges have expired or terminated and the effective period for the hedged transactions has commenced. This has caused a portion of our accumulated other comprehensive income to be reclassified to our Consolidated Statements of Income. For the three and nine months ended September 30, 2004, we reclassified $0.4 million of net gains and $0.3 million of net losses, respectively, from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on asset-backed securities issued in our Consolidated Statements of Income. For the three and nine months ended September 30, 2003, we reclassified $1.3 million and $2.2 million, respectively, of net losses from accumulated other comprehensive income on our Consolidated Balance Sheets to interest expense on asset-backed securities issued in our Consolidated Statements of Income.

The following table depicts the activity for the three and nine months ended September 30, 2004 and 2003, for interest rate agreements accounted for as cash flow hedges and for interest rate agreements accounted for as trading instruments. For the interest rate agreements accounted for as cash flow hedges, the realized net losses on closed transactions represent amounts reclassified from accumulated other comprehensive income to interest expense for the effective period on hedged transactions. The net ineffective portion of hedges represents amounts recorded in interest expense to the extent the interest rate agreements are ineffective related to the hedged transaction. For interest rate agreements accounted for as trading instruments, changes in market value are reported as a component of net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Consolidated Statements of Income
	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
		Net		Net		Net		Net
		Recognized		Recognized		Recognized		Recognized
		Gains		Gains		Gains		Gains
Interest Rate	Interest	(Losses) and	Interest	(Losses) and	Interest	(Losses) and	Interest	(Losses) and
Agreements	Income	Valuation	Income	Valuation	Income	Valuation	Income	Valuation
(in thousands)	(Expense)	Adjustments	(Expense)	Adjustments	(Expense)	Adjustments	(Expense)	Adjustments
Realized — Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	$361	$—	($1,344)	$—	($287)	$—	($2,171)	$—
Unrealized – Open Transactions:
Net ineffective portion of hedges	(269)	—	(11)	—	(632)	—	54	—
Unrealized net gain (loss) on trading instruments	—	47	—	(1)	—	(67)	—	(468)

Total	$92	$47	($1,355)	($1)	($919)	($67)	($2,117)	($468)

NOTE 6. REDWOOD TRUST DEBT

Redwood Trust debt is currently all short-term debt. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance assets under accumulation for future sale to securitization entities. The table below summarizes Redwood Trust debt by collateral type as of September 30, 2004 and December 31, 2003.

	September 30, 2004			December 31, 2003
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Redwood Trust Debt	Amount	Interest	Days Until	Amount	Interest	Days Until
(in thousands)	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity
Residential real estate loan collateral	$175,286	2.35%	173	$38,793	1.65%	180
Residential loan credit-enhancement securities collateral	—	—	—	30,191	2.50%	40
Securities portfolio collateral	71,010	3.89%	41	167,453	1.96%	58

Total Redwood Trust debt	$246,296	2.80%	135	$236,437	1.98%	76

For the three and nine months ended September 30, 2004, the average balance of Redwood Trust debt was $0.4 billion and $0.5 billion, respectively with a weighted-average interest cost of 2.29% and 2.12%, respectively. For both the three and nine months ended September 30, 2003, the average balance of Redwood Trust debt was $0.3 billion with a weighted-average interest cost of 1.94% and 2.02%, respectively. The maximum balance outstanding for the three and nine months ended September 30, 2004 was $1.0 billion and $1.1 billion, respectively. The maximum balance outstanding for both the three and nine months ended September 30, 2003 was $0.8 billion.

As of September 30, 2004 and December 31, 2003, Redwood Trust debt had the following remaining maturities:

Redwood Trust Debt
(in thousands)	September 30, 2004	December 31, 2003
Within 30 days	$2,678	$6,667
31 to 90 days	71,010	132,315
Over 90 days	172,608	97,455

Total Redwood Trust debt	$246,296	$236,437

Through September 30, 2004, we were in compliance with all of our debt covenants for all of our Redwood Trust borrowing arrangements and credit facilities. Covenants associated with a portion of Redwood Trust debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants.

We have uncommitted facilities available with several banks and Wall Street firms for financing residential real estate securities and loans. The table below summarizes the outstanding balances as of September 30, 2004 and December 31, 2003 by collateral type. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

Redwood Trust Debt
(in thousands)	September 30, 2004
	Number of
Facilities by Collateral	Facilities	Outstanding	Limit	Maturity
Real Estate Loans	4	$175,286	$1,600,000	3/2005–10/2005
Real Estate Securities	3	71,010	410,000	11/2004 – 8/2005
Other Borrowings	—	—	—	—

Total Facilities	7	$246,296	$2,100,000	11/2004–10/2005

	December 31, 2003
	Number of
Facilities by Collateral	Facilities	Outstanding	Limit	Maturity
Real Estate Loans	3	$38,793	$1,400,000	4/2004–10/2004
Real Estate Securities	2	58,745	360,000	4/2004 – 6/2004
Other Borrowings	—	138,899	—	—

Total Facilities	5	$236,437	$1,760,000	4/2004–10/2004

NOTE 7. ASSET-BACKED SECURITIES ISSUED

Securitization entities sponsored by us issue asset-backed securities to raise the funds required to acquire assets from us. Each series of asset-backed securities consists of various classes at variable and fixed rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing trust. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of asset-backed securities is likely to occur earlier than its stated maturity.

The asset-backed securities issued by securitization entities sponsored by us are collateralized by residential and commercial real estate loans and securities. The asset-backed securities collateralized by residential real estate loans and some residential securities are typically securitized through trusts with the brand name Sequoia. The asset-backed securities issued that are collateralized by securities and commercial real estate loans are typically issued through entities with the brand name Acacia. Other asset-backed securities collateralized by commercial loans are issued on an individual basis. While structured as legal sales, for financial reporting purposes the assets and liabilities of these entities are consolidated on our balance sheet. The remainder of this section provides more detail into each of these three programs.

Sequoia asset-backed securities are secured by residential real estate loans, residential home equity lines of credit, and residential real estate loan securities (Sequoia assets). The residential real estate loan collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential real estate loans secured by first liens on one to four-family residential properties. The residential home equity line of credit collateral consists of adjustable-rate first and second lien residential loans with a ten year revolving period and a maturity from origination of ten years. All Sequoia assets are pledged to secure repayment of the asset-backed securities issued by Sequoia.

During the three and nine months ended September 30, 2004, Sequoia trusts issued $2.7 billion and $7.5 billion, respectively, of Sequoia asset-backed securities to fund Sequoia’s acquisitions of residential real estate loans from us. During the three and nine months ended September 30, 2003, Sequoia trusts issued $4.7 billion and $8.0 billion, respectively, of Sequoia asset-backed securities to fund Sequoia’s acquisitions of residential real estate loans from us. During the three months ended September 30, 2004, Sequoia did not issue any asset-backed securities secured by interests in previously issued Sequoia securitizations. During the nine months ended September 30, 2004, Sequoia issued $15.5 million of Sequoia asset-backed securities secured by interests in previously issued Sequoia securitizations. During both the three and nine months ended September 30, 2003, Sequoia did not issue any Sequoia asset-backed securities secured by interests in previously issued Sequoia securitizations. During the three months ended September 30, 2004, Sequoia did not issue any asset-backed securities secured by residential home equity lines of credit. During the nine months ended September 30, 2004, Sequoia issued $0.3 billion of Sequoia asset-backed securities secured by residential home equity lines of credit. During both the three and nine months ended September 30, 2003, Sequoia did not issue any Sequoia asset-backed securities secured by residential home equity lines of credit.

As of both September 30, 2004 and December 31, 2003, Acacia asset-backed securities were secured by residential and commercial real estate loan securities and commercial loans (Acacia assets). All Acacia assets are pledged to secure repayment of the related Acacia asset-backed securities issued. During the three and nine months ended September 30, 2004, Acacia issued $0.3 billion and $0.6 billion, respectively, of Acacia asset-backed securities. During the three months ended September 30, 2003, Acacia did not issue any Acacia asset-backed securities. During the nine months ended September 30, 2003, Acacia issued $0.3 billion of Acacia asset-backed securities.

As of both September 30, 2004 and December 31, 2003, commercial asset-backed securities issued were secured by one commercial real estate loan with a maturity date in 2009. This loan was secured by a first lien on a commercial real estate property. This loan was reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment.

Our exposure to loss on Sequoia assets, Acacia assets, and the commercial loan collateral is limited (except, in some circumstances, for certain limited loan repurchase obligations) to our net investment in any securities we may acquire from these trusts for our permanent investment portfolio. The asset-backed securities issued by these trusts are non-recourse to Redwood Trust. As required by the governing documents related to each series of asset-backed securities, the Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments on the issued asset-backed securities. Asset-backed securities obligations are payable solely from the assets of these trusts and are otherwise non-recourse to Redwood Trust.

The assets owned by securitization entities that are consolidated into our reported financial statements are summarized as follows:

Asset-Backed Securities Issued	September 30,	December 31,
(in thousands)	2004	2003
Residential real estate loans:
Residential real estate loans held-for-sale	$1,041	$—
Residential real estate loans held-for-investment	21,298,109	16,195,701
Residential home equity lines of credit held-for-investment	317,195	—
Residential loan credit-enhancement securities available-for-sale	170,482	127,783
Securities portfolio securities available-for-sale	1,069,175	677,962
Restricted cash	34,225	16,669
Accrued interest receivable	57,497	35,960

Total assets owned by consolidated securitization entities	22,947,724	17,054,075
Commercial real estate loans held-for-investment	12,551	8,511

Total assets owned by consolidated securitization entities	$22,960,275	$17,062,586

The components of asset-backed securities issued by consolidated securitization entities as of September 30, 2004 and December 31, 2003, along with other selected information are summarized below:

Asset-Backed Securities Issued	September 30,	December 31,
(in thousands)	2004	2003
Sequoia asset-backed securities issued – certificates with principal value	$21,026,684	$15,807,554
Sequoia asset-backed securities issued – interest-only certificates	184,792	153,227
Acacia asset-backed securities issued	1,416,731	847,474
Commercial asset-backed securities issued	5,514	5,571
Unamortized premium on asset-backed securities	46,428	12,376
Deferred asset-backed security issuance costs	(57,799)	(43,616)

Total consolidated asset-backed securities issued	$22,622,350	$16,782,586

Range of weighted average interest rates, by series – Sequoia	1.63% to 5.60%	1.45% to 5.74%
Stated Sequoia maturities	2007 – 2034	2016 – 2039
Number of Sequoia series	37	25
Range of weighted average interest rates, by series – Acacia	2.17 % to 2.76%	2.00% to 2.09%
Stated Acacia maturities	2018 – 2039	2018 – 2038
Number of Acacia series	5	3
Weighted average interest rates – commercial	9.50%	9.50%
Stated commercial maturities	2009	2009
Number of commercial series	1	1

For the three and nine months ended September 30, 2004, the average balance of Sequoia asset-backed securities was $20.2 billion and $18.3 billion, respectively. For the three and nine months ended September 30, 2003, the average balance of Sequoia asset-backed securities was $10.6 billion and $8.1 billion, respectively. As of September 30, 2004 and December 31, 2003, accrued interest payable on Sequoia asset-backed securities was $24.2 million and $14.7 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For the three and nine months ended September 30, 2004, the average balance of Acacia asset-backed securities was $1.4 billion and $1.1 billion, respectively. For the three and nine months ended September 30, 2003, the average balance of Acacia asset-backed securities was $0.6 billion and $0.4 billion, respectively. As of September 30, 2004 and December 31, 2003, accrued interest payable on Acacia asset-backed securities was $4.3 million and $1.8 million, respectively, and is reflected as a component of accrued interest payable on our Consolidated Balance Sheets. For both the three and nine months ended September 30, 2004, the average balance of commercial asset-backed securities was $5 million.

For both the three and nine months ended September 30, 2003, the average balance of commercial asset-backed securities was $8 million.

NOTE 8. TAXES

As a REIT, Redwood Trust can deduct dividends paid from REIT taxable income and thus, effectively, reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its REIT taxable income and still maintain its REIT status. We plan to retain up to 10% of our 2004 REIT ordinary taxable income earned through September 30, 2004 and we will be subject to corporate level income taxes on this retained income for the 2004 calendar tax year. We retained 10% of our 2003 REIT ordinary taxable income and were subject to corporate level income taxes on this retained income for the 2003 calendar tax year. Holdings, Redwood Trust’s taxable subsidiary, is subject to corporate income taxes on its taxable income.

Our provision for corporate income taxes for Redwood Trust for the three and nine months ended September 30, 2004 was $2.0 million and $5.0 million, respectively. Our provision for corporate income taxes for Redwood Trust for the three and nine months ended September 30, 2003 was $1.6 million and $4.1 million, respectively. This provision is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year.

Our current Federal tax provision for corporate income tax for Holdings for both the three and nine months ended September 30, 2004 was $4.8 million. No Federal tax provision for corporate income tax for Holdings was recorded for the three and nine months ended September 30, 2003, as taxable income reported for these periods was offset by Federal net operating loss carry forwards from prior years.

Our current state provision for corporate income taxes for Holdings for the three and nine months ended September 30, 2004 was $2.1 million and $2.5 million, respectively, assuming a state corporate tax rate of 11%. Our state provision for corporate income taxes for Holdings for the three and nine months ended September 30, 2003 was $0 million and $0.2 million, respectively, again assuming a state corporate tax rate of 11%.

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

Because it became more likely than not that Holdings would utilize its remaining Federal and state NOLs as well as its other future temporary deductions as of June 30, 2004, a one-time deferred tax benefit of $5.2 million due to the elimination of the valuation allowance was recorded in Redwood Trust’s income for both the three and six months ended June 30, 2004. As a result, of the temporary differences between GAAP and tax income recognition, Holdings recognized deferred tax benefits for the three months and nine months ended September 30, 2004 of $3.9 million and $9.1 million, respectively. The deferred tax benefit will be reduced through the recording of a GAAP tax provision expense in future periods as the related GAAP income is recognized. No such deferred tax provision was recorded during the comparable periods of 2003.

The following table summarizes the current and deferred tax provisions for Redwood Trust and Holdings for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
Net Tax Provision	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Current tax provision
Redwood Trust	$1,982	$1,565	$4,958	$4,140
Holdings	6,912	—	7,325	200

Total current tax provision	8,894	1,565	12,283	4,340
Deferred tax provision	(3,932)	—	(9,112)	—

Total tax provision	$4,962	$1,565	$3,171	$4,340

The deferred tax benefit is attributed to NOLs and temporary timing differences. As of September 30, 2004 and December 31, 2003, Holdings had the following future temporary deduction/(income) balances.

Temporary GAAP / Tax Differences	September 30,	December 31,
(in thousands)	2004	2003
Net operating loss carry forward – Federal	$—	$16,769
Net operating loss carry forward – State	10,686	15,873
Real estate assets	(783)	—
Gains from Sequoia securitizations	21,066	—

Total temporary differences	$30,969	$32,642

As of December 31, 2003, a 100% valuation allowance was applied to the balance of the deferred tax asset. The state loss carry forwards expire between 2005 and 2022.

If for any one tax year, our distributions declared before calendar year-end and distributed on or before January 31 of the following calendar year were less than 85% of REIT taxable income in that year, we would be required to incur a 4% excise tax provision on the shortfall. For the three and nine months ended September 30, 2004, we provided for excise tax of $0.3 million and $0.8 million, respectively. For the three months ended September 30, 2003, we did not incur any excise tax. For the nine months ended September 30, 2003, we provided for excise tax of $0.9 million. Excise taxes are reflected as a component of operating expenses on our Consolidated Statements of Income. As of September 30, 2004 and December 31, 2003, accrued excise tax payable was $0.7 million and $1.2 million, respectively, and is reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
Fair Value of Financial Investments	Carrying		Carrying
(in thousands)	Value	Fair Value	Value	Fair Value
Assets
Real Estate Loans
Residential: held-for-sale	$880	$880	$—	$—
Residential: held-for-investment	21,557,032	21,598,832	16,239,160	16,276,504
HELOC: held-for-investment	317,195	317,958	—	—
Commercial: held-for-sale	5,362	5,362	7,806	7,806
Commercial: held-for-investment	28,027	28,027	14,613	14,613
Real Estate Loan Securities
Residential loan credit-enhancement portfolio: available-for-sale	496,809	496,809	378,727	378,727
Securities portfolio: available-for-sale	1,239,078	1,239,078	844,714	844,714
Interest rate agreements	2,604	2,604	(1,782)	(1,782)

Liabilities
Redwood Trust debt	246,296	246,296	236,437	236,437
Asset-backed securities issued	22,622,350	22,708,553	16,782,586	16,804,551

We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Valuations of residential real estate loans held-for-sale and held-for-investment are generally done on a pool basis while valuations of commercial real estate loans held-for-sale and held-for-investment, securities available-for-sale, and securities issued through Sequoia and Acacia entities are done on an individual basis. We believe the estimates we use reflect the values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

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

Stock Option Plan

In March 2004, we amended the previously approved 2002 Redwood Trust, Inc. Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors and this amendment was approved by our stockholders in May 2004. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four-year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit our compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of September 30, 2004 and December 31, 2003, 840,899 and 152,487 shares of common stock, respectively, were available for grant.

ISOs

Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both September 30, 2004 and December 31, 2003, 551,697 ISOs had been granted. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

Restricted Stock

As of September 30, 2004 and December 31, 2003, 4,574 and 10,003 shares, respectively, of restricted stock were outstanding. We did not grant shares of restricted stock for the three and nine months ended September 30, 2004 and 2003. As of September 30, 2004 and 2003, restrictions on 24,500 and 17,500 of issued restricted shares, respectively, had lapsed. Restrictions on the remaining outstanding restricted stock lapse through January 1, 2006.

DERs

Redwood Trust has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred on stock and cash DERs that relate to stock option grants made prior to January 1, 2003 in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. To the extent our REIT taxable income increases, our REIT dividend distribution requirement and stock and cash DER expenses may increase. To the extent that outstanding options are exercised, cancelled, or expire, our stock and cash DER expenses may decrease. For the three and nine months ended September 30, 2004, we accrued cash and stock DER expenses of $2.0 million and $7.5 million, respectively. For the three and nine months ended September 30, 2003, we accrued cash and stock DER expenses of $2.8 million and $9.1 million, respectively. These stock and cash DER expenses are included in operating expenses in our Consolidated Statements of Income. For all options that accrue and pay stock and cash DERs granted after December 31, 2002 we do not recognize DER expenses in our Consolidated Statements of Income because the total value of each option is calculated at the date of grant and recognized in our Consolidated Statements of Income over the vesting period of the option.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. In addition to the stock DER expense on these options, for the three and nine months ended September 30, 2004, we recognized variable stock option expense of $0.2 million and $1.0 million, respectively. For the three and nine months ended September 30, 2003, we recognized variable stock option expense of $0.5 million and $3.0 million respectively. This expense is included in operating expenses in our Consolidated Statements of Income.

Stock DERs on pre-2003 grants are accrued based on an estimate of our common stock dividend distribution requirements. As of September 30, 2004 and December 31, 2003, there were 233,427 and 337,411 unexercised options with stock DERs under the Plan, respectively. Cash DERs on pre-2003 grants are accrued based on an estimate of our common stock dividend distribution requirements. Options with Cash DERs are Participating Securities under EITF O3-6 and were determined to be antidilutive in all periods. As of September 30, 2004 and December 31, 2003, there were 1,233,389 and 1,546,042 unexercised options with cash DERs under the Plan, respectively. As of September 30, 2004 and December 31, 2003, there were 62,131 and 52,146 unexercised options with no DERs under the Plan, respectively.

A summary of the shares issued under the Plan and changes during the three and nine months ended September 30, 2004 and 2003 is presented below.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
Stock Option Plan	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding options at beginning of period	1,656,998	$28.71	1,895,713	$22.96	1,935,599	$26.48	1,869,782	$22.87
Options Granted	3,000	$54.87	3,000	$40.88	49,698	$55.00	30,600	$35.76
Options Exercised	(128,473)	$14.00	(77,091)	$17.86	(455,556)	$17.00	(86,684)	$17.95
Options Forfeited	(6,370)	$39.72	(300)	$41.51	(16,054)	$34.76	(1,446)	$25.95
Stock dividend equivalent rights earned	3,792	—	3,350	—	15,260	—	12,420	—

Outstanding options at end of period	1,528,947	$29.88	1,824,672	$23.16	1,528,947	$29.88	1,824,672	$23.16

Deferred Compensation Plan

In May 2002, our Board of Directors approved the Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest the deferrals with Redwood Trust. The EDCP allows for the investment of deferrals in either an interest crediting account or deferred stock units. For the three and nine months ended September 30, 2004, $0.1 million and $0.7 million, respectively, was deferred in an interest crediting account under the EDCP. For the three and nine months ended September 30, 2003, $0.1 million and $0.4 million, respectively, was deferred in an interest crediting account under the EDCP. Deferrals in the EDCP are credited with accrued interest earned on participant accounts. The rate of accrual is set forth in the EDCP and for some deferrals is based on a calculation of the marginal rate of return on our portfolio during the year; for other deferrals the return is based on a reference to a publicly traded mutual fund. For the three and nine months ended September 30, 2004, $0.2 million and $0.8 million, respectively, of accrued interest was credited to the EDCP. For the three and nine months ended September 30, 2003, $0.1 million and $0.2 million, respectively, of accrued interest was credited to the EDCP. As of both September 30, 2004 and December 31, 2003, 25,417 deferred stock units had been granted through deferrals under the EDCP, which represented a value of $0.8 million at the time of grant.

Employee Stock Purchase Plan

In May 2002, our common stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood Trust through the purchase of shares of common stock at a discount. The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of September 30, 2004, 16,508 shares have been purchased. Effective July 1, 2002, the ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. The offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods. For the three and nine months ended September 30, 2004, employees acquired an aggregate of 1,243 and 3,644 shares, respectively, of common stock at an average purchase price of $43.53 and $43.36 per share, respectively, under this Plan. For the three and nine months ended September 30, 2003, employees acquired an aggregate of 2,824 and 6,677 shares, respectively, of common stock at an average purchase price of $23.99 and $23.77 per share, respectively, under this Plan. As of both September 30, 2004 and December 31, 2003, there remained a negligible amount of uninvested employee contributions in the ESPP.

In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123. Through the adoption of this pronouncement, all shares purchased through the ESPP in 2003 and beyond are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For the nine months ended September 30, 2004, we recorded an expense of $0.1 million for the shares issued under the ESPP. For the year ended December 31, 2003, we recorded an expense of $0.2 million for shares issued under the ESPP through these provisions. In 2002 we accounted for the ESPP under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these provisions we did not include any stock-based employee compensation cost in net income as awards granted under the ESPP were deemed non-compensatory.

Common Stock Repurchases

Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of common stock during the three and nine months ended September 30, 2004 and 2003. As of both September 30, 2004 and December 31, 2003, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

Common Stock Issuances

For the three and nine months ended September 30, 2004, we issued 601,705 and 1,545,840 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $33.7 million and $81.5 million, respectively. For the three and nine months ended September 30, 2003, we issued 568,079 and 1,197,560 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $22.7 million and $42.6 million, respectively. For the three and nine months ended September 30, 2004, we issued 1,150,000 and 2,350,000 shares of common stock, respectively, through follow-on public offerings for net proceeds of $64.7 million and $116.8 million, respectively. For the three and nine months ended September 30, 2003, we did not issue shares of common stock through a follow-on public offering.

Accumulated Other Comprehensive Income

Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. For the three months ended September 30, 2004, we reported a net accumulated other comprehensive loss of $14.8 million. For the nine months ended September 30, 2004, we reported net accumulated other comprehensive income of $14.3 million. For the three months ended September 30, 2003, we reported a net accumulated other comprehensive loss of $17.8 million. For the nine months ended September 30, 2003, we reported net accumulated other comprehensive income of $21.4 million. Changes in this account may reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains and losses on our interest rate agreements.

The following table provides reconciliation of accumulated other comprehensive income as of September 30, 2004 and December 31, 2003.

Accumulated Other
Comprehensive Income	September 30,	December 31,
(in thousands)	2004	2003
Net unrealized gains on available-for-sale securities:
Residential loan credit-enhancement securities	$74,577	$79,334
Securities portfolio	16,241	3,265

Total available-for-sale securities	90,818	82,599
Net unrealized gains (losses) on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	5,634	(420)

Total accumulated other comprehensive income	$96,452	$82,179

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, Redwood Trust was obligated under non-cancelable operating leases with expiration dates through 2013 for a total of $7.3 million. The majority of the future lease payments are related to the operating lease for our executive offices that we relocated to in 2003.

Future Lease Commitments By Year

(in thousands)	September 30, 2004
2004	$338
2005	1,296
2006	889
2007	674
2008	702
2009 and thereafter	3,422

Total	$7,321

As of September 30, 2004, there were no pending legal proceedings to which Redwood Trust was a party or to which any of its property was subject.

The table below shows our commitments to purchase loans and securities as of September 30, 2004. The loan purchase commitments represent derivative instruments under SFAS No. 149. The value of these commitments was zero as of September 30, 2004.

Commitments to Purchase

September 30,
(in thousands)	2004
Residential real estate loans	$442,773
Residential loan credit-enhancement securities	—
Securities portfolio securities	15,000

Total	$457,773

We have limited loan repurchase obligations under certain circumstances for the securitization entities sponsored by us. As of September 30, 2004, we have no outstanding contingencies or liabilities associated with these repurchase obligations.

NOTE 12. RECENT DEVELOPMENTS

In October 2004, Sequoia Mortgage Trust 2004-10, a securitization entity sponsored by us, issued $0.7 billion of asset-backed securities. The funds raised through the issuance of asset-backed securities were used by Sequoia 2004-10 to acquire residential real estate loans from us. We used the proceeds we received from this trust to pay down a portion of our debt. We acquired a small portion of the securities issued by Sequoia 2004-10 for our permanent investment portfolio.

In October 2004, we called the asset-backed securities issued by Sequoia Mortgage Trust 2, a securitization trust sponsored by us. We repurchased the remaining loan balance of $0.2 billion from the trust for future sale to a third party or to Sequoia.

In November 2004, Acacia CDO 6, LTD, a securitization entity issued $0.3 billion of asset-backed securities. Acacia used these proceeds to acquire securities from Redwood. Redwood used these proceeds we receive from this entity to pay down a portion of our debt. We acquired a small portion of the securities issued by Acacia CDO 6, LTD for our permanent investment portfolio.

In October 2004, residential loan credit-enhancement securities with a principal value of $3.1 million were called. In the fourth quarter we will recognize market value gains on these calls of $2.3 million through net recognized gains and valuation adjustments on our Consolidated Statements of Income. We estimate these calls resulted in a taxable gain of $1.6 million.

New acquisitions for our permanent investment portfolio totaled $6.7 million for October 2004, including $1.4 million residential CES sponsored by third parties, $1.5 million residential CES sponsored by us through Sequoia Mortgage Trust 2004-10, and $3.8 million commercial CES.

In November 2004, our Board of Directors declared a fourth quarter regular cash dividend of $0.67 per share, and a special cash dividend of $5.50 per share. The regular cash dividend will be payable on January 21, 2005 to stockholders of record on December 31, 2004. The special cash dividend will be payable on December 10, 2004 to stockholders of record on November 30, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SAFE HARBOR STATEMENT

Statutory “safe harbor” applies to “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements inherently involve certain risks and uncertainties. Any matter discussed in this document that is not historical fact or contains estimates may constitute a forward-looking statement. Although we continuously update and revise our estimates, it is not practical to publish all such revisions and, thus no one should assume that any estimates or the results or trends projected in or contemplated by any forward-looking statements would prove to be accurate in the future. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events, mentioned, discussed in, or incorporated by reference into this 10-Q and the accompanying prospectus might not occur. Forward-looking statements can be identified by the presence of words such as “may”, “will”, “should”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, or similar words and terminology. Actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors, including, among other things: changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. For a discussion of risk factors, readers should review our Annual Report on Form 10-K for the year ended December 31, 2003 and our Prospectus Supplement for a follow-on Common Stock offering dated September 21, 2004. This Form 10-Q contains statistics and other data that in some cases have been obtained from, or compiled from information made available, by servicers and other third-party service providers.

SUMMARY AND OUTLOOK

Redwood Trust is a financial institution located in Mill Valley, California. We invest in, credit-enhance, and securitize residential and commercial real estate loans and securities.

Our primary source of revenue is interest income, which consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on their real estate loans. Redwood is taxed as a Real Estate Investment Trust (REIT). As such, we are not required to pay corporate income taxes on the REIT profits that we distribute to stockholders as dividends.

We reported GAAP earnings per share of $3.18 and $8.29 for the three and nine months ended September 30, 2004, as compared to $1.30 and $3.38 per share for the three and nine months ended September 30, 2003.

We earned total taxable income (pre-tax income as calculated under the tax rules) of $2.53 per share outstanding in the third quarter of 2004, of which $2.10 per share was REIT taxable income. We earned total taxable income of $8.45 per share during the first nine months of 2004, of which $7.05 per share was REIT taxable income. All taxable income results for 2004 are estimates and are subject to change.

Our primary financial goal is to maintain steady regular dividend payments to our stockholders. Our regular dividend rate during the first three quarters of 2004 was $0.67 per share per quarter. Our current dividend strategy is to maintain our regular dividend at a rate that we believe is more likely than not to be sustainable. In the last several years, we have generated record REIT taxable income. As a result, our dividend distribution requirements as a REIT have been higher than the level of dividends we believe may be sustainable. In order to meet our dividend distribution requirements as a REIT while maintaining a conservative regular dividend rate, we have declared and distributed special dividends. The last two special dividends we paid were $0.50 per share in the first quarter of 2004 and $4.75 per share in the fourth quarter of 2003. Given the $7.05 per share of REIT taxable income we have earned in the first three quarters of 2004, it seems likely we will need to declare one or more additional special dividends prior to the end of the third quarter of 2005.

Our primary product focus is investing in, credit-enhancing, and securitizing residential and commercial loans that are high quality, meaning that the loans have features such as low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. As a result of our loan quality and strong real estate markets, our credit results have been excellent. Since we credit-enhance a large amount of real estate loans relative to the size of our equity base, credit results in the future will be an important driver of our financial results.

The prepayment patterns of residential real estate loans over the last several years have benefited our results in a significant way. Until recently, adjustable-rate loans (ARMs) have prepaid at relatively slow rates, in part because of a fairly steep yield curve (short-term interest rates have been low relative to long-term interest rates). Most of the residential real estate loans we acquire and securitize are adjustable-rate loans, and we typically pay a premium price over the principal value for these loans. We sell these loans at a premium price to securitization entities, so our net exposure to ARM premium is generally flat after securitization. Until recently, however, we have typically chosen to acquire for our permanent investment portfolio some of the asset-backed securities (ABS) issued from these trusts that incorporate some or all of the prepayment risk (and opportunity) of the underlying loans. As we have increased our residential real estate loan securitization activities in recent years, and we have acquired from these securitizations some of those securities created whose returns are most sensitive to prepayments (i.e., Interest-Only, or IO securities, or IOS), our exposure to an increase in adjustable-rate loan prepayments has increased materially. (This exposure is offset to a degree by the credit-enhancement securities (CES) we acquire from Sequoia and third-party securitizations – some of these securities benefit from faster ARM prepayments.) When adjustable-rate loans prepay slowly, our net premium amortization expenses are low and our earnings benefit. Recently, however, the yield curve has been flattening (short-term interest rates are higher than they were, relative to long-term interest rates), and prepayment rates on adjustable-rate residential real estate loans have increased. A continuation of this trend could adversely affect our future financial results.

Prepayment rates on fixed-rate and hybrid loans (loans with a fixed rate that become adjustable in a few years) have been rapid over the last few years as interest rates have fallen. We credit-enhance these loans through acquiring credit-enhancement securities from securitizations of these loans sponsored by others. We acquire these securities at a discount to par (principal). The faster prepayment rates on these loans in recent years have increased our discount amortization income. Additionally, rapid prepayment rates have accelerated the dates at which these securities become callable by their issuers. We have benefited from significant amounts of call income over the past few years as securities we own at a discount have been called away at par. Longer-term interest rates were higher during the third quarter than the lowest rates reached in March 2004, and prepayment rates on fixed and hybrid loans have slowed recently. A continuation of this trend over some period of time would likely reduce near-term results generated from our residential CES portfolio by deferring potential discount amortization income and call income into the future.

Our strategy with respect to interest rates is to remain match-funded. We attempt to closely match the interest rate characteristics of our assets and liabilities, including the consolidated assets and liabilities of trusts for which, through our ownership of IO securities issued by the trusts, we benefit from the spread between the yield on the assets and the payments the trust makes to holders of asset-backed securities issued by the trust. For instance, the residential real estate loans on our consolidated balance sheet are almost entirely loans that adjust each month or six months to the one- or six-month LIBOR short-term interest rate. Similarly, the asset-backed securities that have been issued by securitization entities to fund these loans also adjust each month or six months to the one- or six-month LIBOR short-term interest rate. Although these consolidated assets and liabilities closely match, the match is not perfect. In this case, we use interest rate agreements such as swaps and futures as hedges to seek to mitigate the effect that any remaining interest rate mismatches could have on our financial results. For the other parts of our balance sheet, we also strive to maintain tight interest rate matching. Accordingly, we do not believe that changes in interest rates are likely to have a material direct effect on our financial results, although no hedging program is perfect and thus a rapid change in short-term or long-term interest rates could potentially cause some unanticipated earnings volatility.

The indirect effects of a continuation of the current rising interest rate trend could affect our long-term results. An increase in short-term interest rates may materially increase the monthly loan payments made by homeowners with adjustable-rate loans. Although we underwrite and evaluate these loans to make sure the homeowner has the theoretical capacity to pay a higher loan rate, the reality of significantly higher monthly mortgage payments would, if it occurred, cause financial stress for some of these borrowers (perhaps especially for the high percentage of the loans that we acquire or credit-enhance that are interest-only residential real estate loans). In addition, rising interest rates would likely make housing less affordable, and may slow or reverse recent increases in housing prices. Each of these trends could adversely affect our credit results. Higher interest rates (or a flatter yield curve) would also likely reduce the rate at which new residential real estate loans are originated. This could reduce our investment, securitization, and growth opportunities, and could lead to higher acquisition pricing if demand for real estate loan investments remains high during a period of reduced loan supply.

We have been working for several years to develop our ability to create investments in more diverse real estate product types, while retaining our focus on high-quality borrowers. We have developed our Acacia CDO program (in which we resecuritize diverse pools of real estate securities), and have recently made initial investments in securities created from residential home equity lines of credit loans and in commercial real estate credit-enhancement securities. If the current trends towards higher interest rates and a flatter yield curve continue, the supply of our main current product types — securities acquired from adjustable-rate residential loan securitizations that we sponsor and residential credit-enhancement securities issued from securitizations sponsored by others — could be materially diminished. If so, our efforts to diversify our capabilities may assist us in keeping our capital fully employed.

Acquisition pricing for new assets has been moving higher for several years. For loans and securities we acquire for securitization, the trend towards higher asset pricing has been largely offset by improved pricing on the sale of asset-backed securities upon securitization. Recently, the terms of sales of asset-backed securities by securitization entities sponsored by Redwood have been slightly less favorable than they were earlier in the year 2004. If widening of asset-backed securities spreads (causing lower ABS sales prices, in effect) continues, and if acquisition pricing for assets continues to be relatively expensive, then the securitizations we sponsor will be less profitable and/or we will reduce our securitization volume.

In recent years, we have generally acquired for our permanent investment portfolio a portion of the Interest-Only securities (IOS) issued by the Sequoia residential real estate loan securitization entities we sponsor. For the last several Sequoia transactions (beginning in the second quarter of 2004), however, we did not acquire IOS, or we acquired a lesser amount of IOS than was typical in the past. We currently believe that we have a sufficient amount of Sequoia IOS already in our permanent investment portfolio, and we are not especially interested at this time in adding additional adjustable-rate residential loan prepayment upside or downside to our risk profile. In addition, by not buying these IOS in recent months, we materially reduced our rate of absorption of equity capital during the second and third quarter (compared to what it would have been otherwise), thus reducing our new stock issuance requirements. The Sequoia trusts have been able to sell the interest-only risk (either through sales of IOS or through sales of asset-backed securities at a premium to par value) at reasonable prices. If the prepayment rates for adjustable–rate loans continue to increase, however, Sequoia trusts may not be able to sell premium ABS or IOS at attractive levels. As a result, our profits from securitization may be reduced. If prices for IOS were to drop, we may acquire additional Sequoia IOS for our permanent portfolio, thus increasing our risk and opportunity with respect to adjustable-rate prepayment speeds.

Liquidity risk is an important issue for financial institutions. We continue to maintain a balance sheet with very low levels of actual financial leverage, with total Redwood Trust debt of $246 million at September 30, 2004 as compared to our stockholder equity base of $902 million. We currently utilize debt only to finance — on a temporary basis — loans and securities recently acquired for rapid sale into future securitizations. All of Redwood Trust’s debt at September 30, 2004 was short-term debt. Our permanent investment portfolio, consisting of assets we are holding for the long-term to earn net interest income, is financed entirely with equity. Our permanent investment portfolio includes the securities we have acquired from the asset-backed securities entities we have sponsored. Although we own a small fraction of the asset-backed securities issued by these entities, we report all of the assets and all of the asset-backed securities obligations of these entities on our consolidated balance sheet. (Our balance sheet is leveraged in the sense that we do take credit and prepayment risk on a large volume of loans, given the size of our equity base. Since we own securities in our permanent investment portfolio with equity only, however, we do not have a high degree of actual financial leverage.) With our low levels of debt and reliance on equity financing at Redwood (excluding consolidated items), we believe our liquidity risks remain low.

Despite the emergence of some trends that could potentially impact our results over time, we are pleased with Redwood’s overall prospects. We own large portfolios of securities backed by high-quality loans that we have acquired, securitized, and managed over the years. This portfolio should continue to generate attractive returns, we believe, over its remaining average life of four to six years. Using cash generated from our portfolio and from new equity issuance, we continue to add new assets that we believe have attractive potential return characteristics. We are diversifying our product lines, and thus increasing our investment opportunities. We continue to expand our customer base of real estate loan origination companies from whom we acquire loans for securitization. Our securitizations continue to be profitable (i.e., when we sell accumulated assets to a securitization entity, the amount of cash we receive plus the market value of the asset-backed securities we acquire from securitization entities equals or exceeds the amount we paid to accumulate the assets). Overall, we continue to grow and become more efficient. We believe our competitive position in our markets remains strong.

Our reported earnings of $8.29 per share for the first three quarters of 2004 represents a 35% return on reported equity. This high level of profitability is, in part, a result of four years of extraordinary environmental and operating conditions for our business, and also includes gains from calls and sales of selected securities. We do not believe that this level of return on equity is sustainable. In the long term, we believe our return on equity (excluding gains from sales, calls, and market value adjustments) is most likely to fall in the range of 11% to 18% in most years when residential credit performance is at least acceptable and prepayment rates on those adjustable-rate loans that we have securitized (and also purchased the IOS) are not extraordinarily fast.

As indicated in the discussions above, we believe it is likely that our environmental and operating conditions will, at a minimum, “regress to the mean” (become more normal) over the next few years. This would likely result in a lower level of earnings per share over time. In addition, regardless of environmental and operating conditions going forward, our on-going earnings are likely, we believe, to decline as a result of assets calls (our highest yielding assets are being called away, and we are replacing these assets with new assets that will generate lower net yields in their first few years) irrespective of environmental and operating conditions. In addition, we are expecting higher accruals for premium amortization expenses and tax expenses. We believe that year-over-year quarterly earnings per share comparisons (as measured excluding gains from sales, calls, and market value adjustments) are more likely than not to be negative during 2005. Nevertheless, even as we enter a more normal and challenging market environment at the same time that our highest yielding assets have or are paying off, we still expect to generate a reasonably attractive return on equity, report reasonably attractive earnings, and sustain our regular dividend rate going forward.

Our equity capital base continued to increase and stands at $902 million as of September 30, 2004 as compared to $553 million at the beginning of 2004. We have increased our reported capital base through retention of a portion of our earnings, through appreciation of assets marked-to-market through our balance sheet, and through stock issuance. We issued $117 million of stock during the second and third quarters of 2004 through two follow-on common stock offerings, and we issued $82 million of stock in the first three quarters of 2004 though our Direct Stock Purchase and Dividend Reinvestment Plan.

Assuming we continue to source and create investment opportunities for our portfolio that we believe have attractive risk/reward characteristics, we may seek to raise additional equity funds through another equity offering (or through increases in issuance through our Direct Stock Purchase Plan) in the first quarter of 2005. Our capital raising plans may be delayed or moved forward, depending on new investment opportunities, our capital recycling efforts, and a variety of other factors. We believe issuing additional stock as a result of portfolio growth is likely to serve our stockholders by being accretive to book value, earnings, and dividends over time (as compared to where they would have been otherwise).

Redwood ended the third quarter with $302 million of net liquidity (unrestricted cash balance assuming assets held short-term for securitization were sold and all Redwood Trust debt paid off). This should be sufficient to provide continued support for our securitization activities, meet our dividend distribution requirements, and fund permanent asset acquisitions for the fourth quarter of 2004.

Recent Developments

During October 2004 we completed the acquisition for our permanent investment portfolio of $5 million real estate securities from securitizations sponsored by others. We also committed to acquire an additional $3 million of these securities for settlement after October 2004. These acquisitions (completed and committed) include $1 million residential CES and $7 million commercial CES. We did not acquire CDO equity securities from Acacia or other CDOs during this period. Permanent investments completed or committed to acquire in October (including securities purchased from Sequoia transactions) were $7 million.

As part of our “Sequoia” residential loan securitization program, we completed the acquisition of $764 million high quality, adjustable-rate real estate loans during October. We also committed to acquire an additional $316 million loans for settlement after October 2004. We sold a portion of these loans plus most of the unsecuritized loans reported on our September 30, 2004 consolidated balance sheet to Sequoia Mortgage Trust 2004-10. Sequoia 2004-10 issued $685 million asset-backed securities for settlement in October 2004. We acquired a small portion of Sequoia Mortgage Trust 2004-10 securities (the CES) with a market value of $2 million for our permanent investment portfolio and we acquired $6 million IOS and other securities for future sale to Acacia securitization entities. Most of the premium risk (prepayment risk) associated with the purchase of the underlying adjustable-rate loans at prices in excess of par (or principal) value was sold to the capital markets in the form of premium priced pass-through ABS or IOS. We are seeing a trend towards more competition in the securitization business, resulting in a trend towards lower securitization margins. All of Sequoia Mortgage Trust 2004-10’s assets and asset-backed securities obligations will be consolidated on our consolidated balance sheet.

As part of our Acacia real estate security resecuritization program, we completed the acquisition of $50 million diverse real estate securities in October 2004. During this period, we also committed to acquire $8 million of securities for settlement after October 2004. We sold a portion of these securities, in addition to most of the securities that we accumulated and held for the Acacia program that were included in our September 30, 2004 GAAP consolidated balance sheet, to Acacia CDO 6, Ltd. in November 2004. Acacia 6 issued $300 million principal value of CDO asset-backed securities in November 2004. We acquired the Acacia 6 CDO equity securities and other securities at a cost of approximately $9 million. The CDO equity securities are the functional equivalent of the combination of CES and IOS for this securitization. All of the assets and asset-backed securities obligations of Acacia 6 will be consolidated on our GAAP consolidated balance sheet.

Permanent investments completed or committed to in October 2004 (including securities purchased from Sequoia and Acacia transactions) had a market value of $19 million market value.

In October 2004, residential loan CES with a principal value of $3 million were called, generating an estimated GAAP gain of $2 million and an estimated taxable gain of $2 million.

For October 2004, delinquencies and credit losses remain low for the residential CES that we own in our permanent investment portfolio (including CES acquired from Sequoia and from securitizations sponsored by others).

In October 2004, we called the asset-backed securities issued by Sequoia Mortgage Trust 2, a securitization entity sponsored by us. We repurchased the remaining loan balance of $0.2 billion from the trust for future sale to a third party or to Sequoia.

For October 2004, the annualized average prepayment rate was 20% to 25% per year (“conditional prepayment rate” or CPR) for the adjustable rate mortgage, or ARM, loans underlying the Sequoia transactions from which we have acquired a majority of the IOS for our prepayment portfolio. This is faster than the 15% to 20% CPR that generally occurred during the last few years, but is slower than our long-term assumption of 25% CPR we generally make when we acquire IOS from Sequoia. Slower prepayment rates on the underlying ARM loans generally improve our economic returns from the IOS we acquired.

In November 2004, our Board of Directors declared a fourth quarter regular cash dividend of $0.67 per share, and a special cash dividend of $5.50 per share. The regular cash dividend will be payable on January 21, 2005 to stockholders of record on December 31, 2004. The special cash dividend will be payable on December 10, 2004 to stockholders of record on November 30, 2004.

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

Establishing Valuations and Accounting for Changes in Valuations

We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Valuations of residential real estate loans held-for-sale are generally done on a pool basis while valuations of commercial real estate loans held-for-sale and securities available-for-sale are done on an asset-specific basis. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors.

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

We review our fair value calculations on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our existing assumptions relative to our and the market’s expectations of future events and make adjustments to the assumptions that may change our market values and yields. Changes in perceptions regarding future events can have a material impact on the value of our assets. Should such changes or other factors result in significant changes in the market values, our net income and/or book value could be adversely affected.

Revenue Recognition

When recognizing revenue on consolidated earning assets, we employ the effective yield method to account for purchase premiums, discounts, and other net capitalized fees or costs associated with purchasing and financing real estate loans and securities. For consolidated real estate loans, the effective yield method is applied under FAS 91. For loans acquired prior to July 1, 2004, the effective yield is determined using interest rates as they change over time and anticipated principal prepayments. For loans acquired subsequent to that date, the initial interest rate of the loans and anticipated principal prepayments are used in determining the effective yield. For our investment grade securities, the effective yield method is applied under FAS 91 using anticipated principal prepayments or EITF 99-20 as appropriate. The use of these methods requires us to project cash flows over the remaining life of each asset and certain liabilities. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

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

Our estimate of collective losses on pools of loans uses loss rate assumptions to calculate estimated losses over an assumed remaining life of each pool. The reserve is based on the portion of these losses that are believed to have already been incurred as of the reporting date and are expected to be confirmed over an estimated loss confirmation period – the average lag between the occurrence of a credit loss (such as the deterioration of a borrower’s financial condition) and the confirmation of that loss (the identification of an impairment which will result in charge-off).

Our estimate of losses and reserves may consider a variety of factors, including, but not limited to, historical loss experience, loan characteristics and loan pool composition, underwriting standards, current business climate and economic conditions, geographic considerations, past performance of similar loans, and other observable data, including our own extensive industry experience.

Accounting for Derivative Instruments (Interest Rate Agreements)

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

On the date the interest rate agreement is entered into, we designate the interest rate agreement under GAAP as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument).

We currently elect under GAAP to account for the bulk of our interest rate agreements as cash flow hedges. We record these derivatives at their estimated fair market value, and generally record changes in their fair value in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income.

We may discontinue GAAP hedge accounting prospectively when we determine that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) it is no longer probable that the forecasted transaction will occur; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) designating the derivative as a hedging instrument is no longer appropriate.

Accounting for securitized assets and securities acquired from Redwood-sponsored securitizations

We currently securitize all of the residential real estate loans we acquire. We also resecuritize the bulk of the real estate securities we acquire. In a securitization or resecuritization transaction, we sell the assets to be securitized to an ABS entity that is legally separate and bankruptcy-remote from Redwood and its subsidiaries. The sale of these assets to an entity from Redwood is always a true sale for legal purposes and is usually a sale for tax purposes. A taxable gain or loss for Redwood is generated in most cases when Redwood sells assets to an ABS trust. The trust creates asset-backed securities, each representing an ownership interest in the pool of assets owned by the trust. The trust sells the asset-backed securities it has created to capital markets investors, and remits the proceeds received from the sale of these securities to Redwood as payment for the assets Redwood sold to the trust.

Redwood often chooses to acquire for its own long-term portfolio a small portion of the ABS sold by the ABS securitization entities. Redwood’s maximum loss exposure to the assets and liabilities of these ABS trusts is generally limited in most circumstances to the investment Redwood makes in any of the securities issued by the trust. (Redwood may have limited repurchase obligations for certain assets sold to trusts—these obligations are typically offset by similar representations and warranties Redwood receives from the companies from which Redwood acquired these loans.)

As of September 30, 2004, we have consolidated for GAAP accounting purposes all of the assets and ABS obligations of all of the securitization transactions undertaken by Redwood-sponsored ABS entities. No gain or loss on sale occurs for GAAP. Under this GAAP treatment, we consolidate on our balance sheet all of the assets pledged to each securitization entity as well as the outstanding ABS obligations issued by the securitization entity. As a result of this GAAP treatment, the securities from these entities that Redwood acquires and owns are not shown on our consolidated balance sheet, but rather are represented by the excess of assets over liabilities consolidated from the ABS entities.

RESULTS OF OPERATIONS

Our GAAP earnings (as calculated in accordance with Generally Accepted Accounting Principles) totaled $72 million or $3.18 per share for the third quarter of 2004, as compared to $25 million or $1.30 per share during the third quarter of 2003. For the first nine months of 2004, our GAAP earnings totaled $178 million ($8.29 per share) as compared to $61 million ($3.38 per share) earned in the first nine months of 2003.

Our 2004 results continue to be driven by the quality of our existing real estate loan investments, a favorable operating environment, excellent credit results, favorable prepayment patterns, portfolio growth, increased capital efficiencies, call income (generated from residential credit-enhancement securities that we own at a discount to principal value that were called at full principal value), and gains from other asset sales. In addition, the increase in our equity base has enabled us to increase our operating efficiencies and improve our returns to our stockholders.

Total estimated taxable income was $2.53 per share outstanding for the third quarter of 2004 versus $1.97 for the third quarter of 2003, and was $8.45 for the first three quarters of 2004 versus $5.48 for the first three quarters of 2003. Total estimated taxable income is the pre-tax income earned at Redwood’s REIT and taxable subsidiaries, as calculated according to IRS rules. Due to our REIT tax status, we do not expect to pay income taxes on most of this REIT taxable income.

During the third quarter, we completed the acquisition of $2.9 billion adjustable-rate residential real estate loans. We sold $2.7 billion residential real estate loans to Sequoia 2004-7, Sequoia 2004-8, and Sequoia 2004-9 asset-backed trusts during the quarter. Redwood acquired a small portion of the ABS issued by these trusts — the residential credit-enhancement securities and a small portion of the IOS for its permanent investment portfolio. We also acquired a portion of the higher-rated Sequoia bonds and certain IOS for future sale to Acacia resecuritization entities. For GAAP reporting purposes, all of the assets and liabilities of these three trusts were consolidated on Redwood’s reported balance sheet.

Redwood completed the acquisition of $234 million real estate loan securities during the third quarter, including $83 million residential loan credit-enhancement securities, $6 million commercial credit-enhancement securities, $144 million securities acquired for re-sale to Acacia securitization entities, and $1 million other securities. In the third quarter, Redwood sold $300 million securities to Acacia CDO 5, an asset-backed securities entity. Redwood acquired for its permanent portfolio a small portion of ABS issued by Acacia 5 — the “CDO equity” (consisting of preferred shares and non-investment grade bonds), which is the functional equivalent of credit-enhancement securities and IOS for this transaction. All of the assets and liabilities of Acacia 5 were consolidated on to Redwood’s reported balance sheet.

During the third quarter, residential loan credit-enhancement securities with a principal value of $32 million were called, generating a GAAP gain of $20 million and an estimated tax gain of $16 million.

Interest Income

Total interest income revenues (as reported for GAAP on a consolidated basis) for the third quarter of 2004 were $180 million, an increase of 100% from the $90 million of interest income on our assets and assets consolidated from securitization entities generated during the third quarter of 2003.

Total interest income consists of cash interest payments we receive from consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses.

Table 1
Interest Income and Yield
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$171,804	$88,905	$446,827	$220,961
Discount amortization	9,012	11,574	26,925	27,345
Premium amortization	802	(8,858)	(25,307)	(20,215)
Provision for credit losses	(1,528)	(1,458)	(5,539)	(5,377)

Total interest income	$180,090	$90,163	$442,906	$222,714

Average earning assets	$22,460,500	$11,911,196	$20,308,547	$9,292,777
Yields as a result of:
Interest income	3.07%	2.99%	2.94%	3.18%
Discount amortization	0.16%	0.39%	0.18%	0.39%
Premium amortization	0.01%	(0.30%)	(0.17%)	(0.29%)
Credit provision expense	(0.03%)	(0.05%)	(0.04%)	(0.08%)

Yield on earning assets	3.21%	3.03%	2.91%	3.20%

Interest income for the third quarter of 2004 increased as a result of growth in the average balance of consolidated earning assets of 89% over the last year. Total consolidated earning assets grew primarily as a result of increased acquisitions and securitizations of residential real estate loans. The yield on our earning assets increased from 3.03% to 3.21% for the third quarter of 2004 as compared to the third quarter of 2003 due to an increase in interest rates and a decrease in premium amortization expense.

During the course of reviewing the application of FAS 91 for the third quarter we realized that there are several provisions under FAS 91, which we had been applying inappropriately. The impact of this observation is that we have accelerated the expense of premium amortization by $4.1 million more than required by FAS 91 (that is, we have reported $4.1 million less income than we would have otherwise reported.) Under the provision of APB 20: “Reporting Accounting Changes” and SAB 99: “Materiality”, we analyzed the impact of the individual and aggregate adjustments of these corrections in this and in previous quarters. After carefully assessing the effect on both the current and prior periods affected as well as the trend in earnings over this timeframe, the adjustment recorded in the current period was determined to be immaterial. These corrections do not have any impact on our cash or operations, do not affect our taxable income, nor do they affect our dividend distributions for this period, for any prior periods, or for any future periods. As a result of our assessment and according to APB 20, we included the aggregate amount as an adjustment to premium expense this quarter.

For the first nine months of 2004, interest income was $443 million, an increase of 99% from interest income of $223 million for the first nine months of 2003. Growth in average reported earning assets between the nine-

month periods was 119%. Interest income growth lagged asset growth for the nine-month periods of 2004 over 2003 due to a decline in the yields on consolidated earning assets.

Table 2
Interest Income and Yield by Portfolio
(dollars in thousands)

	For the Three Months Ended September 30, 2004
					Growth Rate Of
		Percent of Total			Average Balance
	Interest Income	Interest Income	Average Balance	Yield	Over Last 12 Months
Residential real estate loans, net of provision for credit losses	$147,974	82.16%	$20,484,287	2.89%	87%
HELOCs, net of provision for credit losses	1,618	0.90%	323,100	2.00%	NM
Residential loan credit-enhancement securities	16,007	8.89%	368,887	17.36%	36%
Commercial loans	1,038	0.58%	33,461	12.40%	10%
Securities portfolio	13,278	7.37%	1,148,828	4.62%	91%
Cash	175	0.10%	101,937	0.69%	NM

Total interest income	$180,090	100.00%	$22,460,500	3.21%	89%

Table 3
Interest Income and Yield by Portfolio
(dollars in thousands)

	For the Nine Months Ended September 30, 2004
		Percent of			Growth Rate Of
		Total			Average Balance
		Interest	Average		Over Last 12
	Interest Income	Income	Balance	Yield	Months
Residential real estate loans, net of provision for credit losses	$356,680	80.53%	$18,724,707	2.54%	122%
HELOCs, net of provision for credit losses	2,154	0.49%	149,686	1.92%	NM
Residential loan credit-enhancement securities	47,617	10.75%	324,563	19.56%	18%
Commercial loans	2,607	0.59%	27,324	12.72%	(13%)
Securities portfolio	33,434	7.55%	997,528	4.47%	111%
Cash	414	0.09%	84,739	0.65%	NM

Total interest income	$442,906	100.00%	$20,308,547	2.91%	119%

For each consolidated asset type, Table 4 below details how our interest income changed as a result of changes in portfolio size (“volume”) and yield (“rate”) for the three and nine month periods ended September 30, 2004, as compared to the same periods during the prior year.

Table 4
Volume and Rate Changes for Interest Income
(dollars in thousands)

	Change in Interest Income			Change in Interest Income
	for the Three Months Ended			for the Nine Months Ended
	September 30, 2004 Versus September			September 30, 2004 Versus September
	30, 2003			30, 2003
	Volume	Rate	Total Change	Volume	Rate	Total Change
Residential real estate loans	$55,323	$29,013	$84,336	$186,993	$16,436	$203,429
Residential home equity lines of credit	1,618	—	1,618	2,154	—	2,154
Residential loan credit-enhancement securities	6,874	(9,894)	(3,020)	8,902	(11,982)	(3,080)
Commercial loans	92	7	99	(360)	252	(108)
Securities portfolio	5,872	928	6,800	17,442	265	17,707
Cash	87	7	94	27	63	90

Total interest income	$69,866	$20,061	$89,927	$215,158	$5,034	$220,192

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

For the third quarter of 2004 as compared to the same period in 2003, interest income increased primarily due to the growth in consolidated residential real estate loans, as well as an overall increase in interest rates. The increase in interest rates for the third quarter of 2004 was offset partially by a decrease in the yield we recognized on our residential loan credit-enhancement securities due to ongoing calls of higher yielding securities. We continue to acquire residential loan credit-enhancement securities in 2004, but the yields we currently recognize on these new securities are lower than the yields we are recognizing on our more seasoned credit-enhancement securities. Interest income from the consolidated securities portfolio has increased from 2003 as we continue to acquire these assets and resecuritize them through Acacia ABS entities.

Interest Expense

Total interest expense (as reported for GAAP on a consolidated basis) over the last year rose by 107% - from $56 million in the third quarter of 2003 to $115 million in the third quarter of 2004. Over the same period, our average balances of Redwood Trust debt increased from $344 million to $405 million, and the average balance of consolidated ABS increased by 93% - from $11.2 billion in the third quarter of 2003 to $21.6 billion in the third quarter of 2004. ABS securities issued by ABS entities sponsored by us (which are consolidated on our reported balance sheet) increased rapidly as we continued to acquire and securitize residential real estate loans through our Sequoia securitization program and diverse real estate securities through our Acacia securitization program. The total cost of funds on Redwood Trust debt plus the cost of funds on consolidated asset-backed securities increased from 1.92% in the third quarter of 2003 to 2.09% in the third quarter of 2004, reflecting an increase in short-term interest rates during the third quarter of 2004 that increased both the cost of Redwood Trust debt as well as cash payments made on consolidated floating-rate asset-backed securities issued by securitization entities.

Table 5
Total Interest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest expense on Redwood Trust debt	$2,312	$1,671	$7,373	$5,250
Interest expense on ABS	112,499	53,861	277,374	129,017

Total interest expense	$114,811	$55,532	$284,747	$134,267

Average Redwood Trust debt balance	$404,589	$344,424	$463,700	$347,365
Average ABS balance	21,606,164	11,197,470	19,426,816	8,581,963

Average total obligations	$22,010,753	$11,541,894	$19,890,516	$8,929,328

Cost of funds of Redwood Trust debt	2.29%	1.94%	2.12%	2.02%
Cost of funds of ABS	2.08%	1.92%	1.90%	2.00%
Cost of funds of total obligations	2.09%	1.92%	1.91%	2.00%

Table 5 below details how our interest expense changed as a result of changes in outstanding consolidated obligations (“volume”) and cost of funds (“rate”) for the three and nine month periods ended September 30, 2004 as compared to the same periods during the prior year.

Table 6
Volume and Rate Changes for Interest Expense
(dollars in thousands)

	Change in Interest Expense			Change in Interest Expense
	for the Three Months Ended			for the Nine Months Ended
	September 30, 2004 Versus			September 30, 2004 Versus
	September 30, 2003			September 30, 2003
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
Interest expense on Redwood Trust debt	$292	$349	$641	$1,758	$365	$2,123
Interest expense on ABS	50,067	8,571	58,638	163,036	(14,679)	148,357

Total interest expense	$50,359	$8,920	$59,279	$164,794	($14,314)	$150,480

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The increase in interest expense during the third quarter of 2004 as compared to the similar period in 2003 is due primarily to the increase in volume of asset-backed securities issued from consolidated Sequoia and Acacia entities, as well as an increase in interest rates paid on these (primarily adjustable-rate) asset-backed securities.

The increase in interest expense during the nine months ended September 30, 2004 as compared to the similar period in 2003 is due to the increase in volume of asset-backed securities issued from consolidated Sequoia and Acacia entities, offset by a lower cost of funds on consolidated ABS during the period.

Interest expense on Redwood Trust debt increased during 2004 as compared to the corresponding periods in 2003 due primarily to an increase in the average Redwood Trust debt balance in 2004.

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

An increase in income from amortization of premium received on issuance of ABS has reduced our cost of funds. This offsets to some degree an increase of amortization of premium paid on the purchase of assets, which has reduced our reported asset yield. In both cases, premium amortization is increasing as we acquire and securitize more loans, and as adjustable-rate prepayment speeds increase.

Table 7
Cost of Funds of Asset-Backed Securities Issued
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
ABS expense	$108,237	$46,479	$256,115	$115,662
ABS issuance expense amortization	4,197	4,991	12,045	8,472
Net ABS interest rate agreement expense	2,888	2,855	13,841	5,817
Amortization of ABS issuance net premium	(2,823)	(464)	(4,627)	(934)

Total ABS interest expense	$112,499	$53,861	$277,374	$129,017
Average balance of ABS	$21,606,164	$11,197,470	$19,426,816	$8,581,963
Cash ABS expense	2.00%	1.66%	1.76%	1.79%
ABS issuance expense amortization	0.08%	0.18%	0.08%	0.13%
Net ABS interest rate agreement expense	0.05%	0.10%	0.09%	0.09%
Amortization of ABS issuance net premium	(0.05%)	(0.02%)	(0.03%)	(0.01%)

Cost of funds of ABS	2.08%	1.92%	1.90%	2.00%

Asset-backed securities issued include premiums received for Interest-Only (IO) securities issued. The interest paid, net of IO amortization, on these IO securities is included in ABS expense in the table above.

Net Interest Income

Net interest income was $65 million for the third quarter of 2004, as compared to $35 million for the same period in 2003. Net interest income for the first nine months of 2004 was $158 million as compared to $88 million during the first nine months of 2003.

Table 8
Net Interest Income
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total interest income	$180,090	$90,163	$442,906	$222,714
Total interest expense	(114,811)	(55,532)	(284,747)	(134,267)

Net interest income	$65,279	$34,631	$158,159	$88,447

Growth in our equity capital employed drove our growth in net interest income for the three and nine months ended September 30, 2004, as compared to similar periods in 2003. We also benefited from faster than anticipated prepayment rates on loans underlying our residential loan credit-enhancement securities, resulting in increased amortization of the unamortized discount into income, and strong credit results.

Operating Expenses

Total operating expenses before excise tax and variable stock option expense (VSOE) decreased by 6% over the last year, from $9 million during the third quarter of 2003 to $8 million during the third quarter of 2004 due to a decrease on variable expenses (discussed below). Generally, the scale of our business has increased more rapidly than our operating expenses. As a percentage of net interest income (NII), total operating expenses before excise tax and VSOE decreased from 25% in the third quarter of 2003 to 12% in the third quarter of 2004 (this is our efficiency ratio).

Table 9
Operating Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Fixed compensation expense	$1,959	$1,515	6,031	$4,307
Variable compensation expense	3,443	4,643	12,187	13,111
Fair value of stock option expense	133	—	990	—
Other operating expense	2,512	2,427	6,028	4,942

Total operating expenses before excise tax and VSOE	$8,047	$8,585	$25,236	$22,360
Excise tax	301	—	791	862
Variable stock option expense	213	513	1,021	2,951

Total operating expenses	$8,561	$9,098	$27,048	$26,173

Net interest income	$65,279	$34,631	$158,159	$88,447
Efficiency ratio (Operating Expense before excise tax and VSOE/NII)	12%	25%	16%	25%

Fixed compensation expenses include employee salaries and related employee benefits. Fixed compensation expenses for the three and nine months ended September 30, 2004 increased by 29% and 40%, respectively, versus the corresponding periods of 2003 due to increases in staff related to the increased scale of the operations of our business. Variable compensation includes employee bonuses, which are based on individual employee performance and the (adjusted) return on equity earned by the company, as well as dividend equivalent right expenses related to dividends on certain outstanding stock options. Variable compensation decreased for the three and nine months ended September 30, 2004, as compared to corresponding periods in 2003, due primarily to the exercise of stock options by employees over the past few quarters, resulting in lower dividend equivalent right expenses on stock options during 2004 as compared to 2003.

In the fourth quarter of 2003, effective January 1, 2003, we adopted the fair value method of accounting for stock option for all options granted since January 1, 2003. The estimated fair value of stock options granted is amortized over the options’ relative vesting period. For the three and nine months ended September 30, 2004, stock option fair value expenses were $0.1 million and $1.0 million, respectively. Other fixed operating expenses for the three and nine months ending September 30, 2004 increased by 4% and 22%, respectively, versus the corresponding periods of 2003 due to investments in systems and infrastructure, increases in the scale of our operations, and increased accounting and internal control costs.

For a portion of our older stock options, we recognize income when our stock price falls and we accrue an expense when our stock price increases (as in the third quarter of 2004) as variable stock option expense. The income or expense recognized on these stock options is becoming less volatile to changes in our stock price due to the decreasing number of these options that are outstanding as a result of stock option exercises by RWT employees.

In the last two years, Redwood has delayed the distribution via dividends of a portion of its REIT taxable income; as a result, under the REIT tax rules, Redwood has paid an excise tax. This excise tax is included in operating expenses.

We continue to add to our staff as we grow. Nevertheless, we believe our productivity and efficiency may continue to improve, with our equity and earnings growing more rapidly than our headcount and operating expenses. In addition, we expect some of our operating expenses related to stock options (dividend equivalent rights expenses and variable stock options expenses) are likely to decline over time as the applicable options are exercised or expire.

Net Recognized Gains (Losses) and Valuation Adjustments

Table 10
Net Recognized Gains (Losses) and Valuation Adjustments
Reported in our Consolidated Statements of Income
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Realized gains on calls (securities)	$20,472	$3,800	$47,534	$8,998
Realized gains on sales (securities)	—	—	7,249	(28)
Valuation adjustments under EITF 99-20	(422)	(3,261)	(4,826)	(4,828)
Valuation adjustments on commercial real estate loans	—	130	(98)	126
Recognized gains on sale of residential real estate loans	489	—	489	726
Unrealized gains (losses) on interest rate agreements	47	(1)	(67)	(467)

Net recognized gains and valuation adjustments	$20,586	$668	$50,281	$4,527

We recognized income of $21 million and $50 million for the three and nine months ended September 30, 2004 as a result of net recognized gains and valuation adjustments (change in market values of certain assets and hedges, either unrecognized or recognized via sale or call). The calls and sales contributed to the increases in recognized gains relative to the amounts recognized during this same period in 2003.

In the third quarter of 2004, GAAP gains from calls of $32 million par (principal or face) value of residential credit-enhancement securities were $20 million. (We acquire these securities at a discount; they are called - effectively sold — at par.) For the first three quarters of 2004, gains from calls have been $48 million. For the three and nine months ended September 30, 2004, gains from calls totaled $4 million and $9 million, respectively. Rapid prepayment rates over the last four years have accelerated the first potential call dates of the securitizations we credit enhance. We expect gains from calls to continue, although at an unpredictable and most likely slower rate.

Gains from sales of assets were $0.5 million during the third quarter of 2004 and $8 million for the first three quarters of 2004. We had a little sales activity during the 2003 periods. We have been, and intend to continue to sell appreciated assets from time to time to recycle capital into newer assets that have higher potential returns.

Accounting rules (EITF 99-20) require us to test the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark-to-market these assets through our income statement that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that would indicate permanent impairment. Assets with reduced discounted projected cash flows are written down in value (through a non-cash income statement charge) if the current market value for that asset is below our basis. If the market value is above our basis, however, the increase in value is reflected as a component of accumulated other comprehensive income on our consolidated balance sheet. With rising interest rates and slowing prepayment rates, we generally expect an increase in EITF 99-20 related negative valuation adjustments to reported earnings over time. It is difficult to predict the timing or magnitude of these adjustments; the quarterly adjustment amount could be substantial. EITF 99-20 adjustments do not affect our cash flow or taxable income generation. EITF 99-20 adjustments were negative $0.4 million for the third quarter of 2004 and negative $4.8 million for the first three quarters of 2004 due primarily to the timing of cash flows as a result of slower prepayment assumptions related to certain securities purchased at a discount.

We have not sought hedge accounting for a portion of our interest rate agreements (interest rate swaps, futures, and related instruments). We recognize in income each quarter the change in market value of these agreements. Also included in our valuation adjustments for interest rate agreements is the ineffectiveness of our interest rate agreements for which we do utilize hedge accounting. Total valuation adjustments for interest rate agreements were positive $0.1 million and negative $0.1 million for the three and nine months ended September 30, 2004 and were $0.0 million and negative $0.5 million for the three and nine months ended September 30, 2003.

Provisions For Income Taxes

We are currently accruing for income taxes, as we intend to permanently retain up to 10% of ordinary REIT taxable income earned through September 30, 2004. We are also accruing income taxes for the taxable income generated through September 30, 2004 at our taxable subsidiaries. By retaining a portion of our income, we seek to build book value per share, and thus potential earnings and dividends per share, over time. We recorded a current income tax provision for Redwood (the REIT) and its taxable subsidiaries of $8.9 million and $12.3 million for the three and nine months ended September 30, 2004, respectively. The current income tax provision for the three and nine months ended September 30, 2003 was $1.6 million and $4.3 million, respectively. We have fully utilized all of the remaining Federal NOLs in our taxable (non-REIT) subsidiaries as of September 30, 2004. We are still currently benefiting from state NOLs in our taxable subsidiaries. Taxable income in these subsidiaries will be subject to additional state income taxes when the state NOLs are fully utilized.

During the three and nine months ended September 30, 2004, Holdings recognized taxable gains on its Sequoia program securitizations. Under GAAP, the income related to these securitizations will be recognized over future periods. As a result, for the three and nine months ended September 30, 2004, we recorded a deferred tax benefit of $3.9 million and $9.1 million, respectively, which partially offset the current income tax provision. The deferred tax benefit will be reduced through the recording of a GAAP tax provision expense in future periods as the related GAAP income is recognized under GAAP. No such deferred tax provision was recorded during the comparable periods of 2003.

Dividends on Preferred Stock

We had preferred stock outstanding in 2003 until we converted the preferred to common stock in May 2003. Dividends on this preferred stock were $0.7 million for the first nine months of 2003.

Net Income Available to Common Stockholders

The table below shows earnings and the related per share amounts for the three and nine months ended September 30, 2004 and 2003.

Table 11
Net Income Available to Common Stockholders
(dollars in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Period			Period
	2004	2003	Change	2004	2003	Change
Total interest income	$180,090	$90,163	$89,927	$442,906	$222,714	$220,192
Total interest expense	(114,811)	(55,532)	(59,279)	(284,747)	(134,267)	(150,480)

Net interest income	$65,279	$34,631	$30,648	$158,159	$88,447	$69,712

Operating expenses	(8,561)	(9,098)	537	(27,048)	(26,173)	(875)
Net gains and valuation adjustments	20,586	668	19,918	50,281	4,527	45,754
Net provision for income taxes	(4,962)	(1,565)	(3,397)	(3,171)	(4,340)	1,169
Preferred stock dividends	—	—	—	—	(681)	681
Preferred stock undistributed earnings allocation	—	—	—	—	(473)	473

Net income available to common stockholders	$72,342	$24,636	$47,706	$178,221	$61,307	$116,914

Common Dividends and Taxable Income

For the three months ended September 30, 2004, we estimate that our total taxable income was $59 million, or $2.53 per share outstanding at September 30, 2004. Taxable income at the REIT level was $2.10 per share for the third quarter of 2004. Taxable income per share at the REIT level was $1.52 per share if measured before gains from calls and sales of assets and deductions for stock option exercises.

For the nine months ended September 30, 2004, we estimate that our total taxable income was $182 million, or $8.45 per share (based on shares outstanding at each quarter end). Estimated taxable income at the REIT level was $7.05 per share for the first nine months of 2004. Total taxable income is pre-tax income earned at our REIT and at our taxable subsidiaries. Pre-tax income earned at the REIT will not be subject to tax to the extent it is distributed to stockholders as dividends. Earnings at our taxable subsidiaries are subject to Federal and state income taxes, although we benefited and may continue to benefit (for tax purposes) in the short-term from the use of NOLs in these subsidiaries. For GAAP purposes, the future benefit of these NOLs was recognized as a reversal of a valuation allowance reserve in the second quarter of 2004. Thus, for all future periods we anticipate that a tax expense accrual will reduce pre-tax income earned (under GAAP) at the taxable subsidiaries.

Total taxable income for the three and nine months ended September 30, 2003 was $36 million and $97 million, or $1.97 and $5.48 per share, respectively. Taxable income at the REIT for the three and nine months ended September 30, 2003 was $1.83 per share and $5.21 per share, respectively.

Table 12
Differences Between GAAP Net Income and Total Taxable and REIT Taxable Income
(all dollars in thousands)

	Estimated	Estimated	Actual
	For the Three	For the Nine	For the Year
	Months Ended	Months Ended	Ended
	September 30,	September 30,	December 31,
	2004	2004	2003
GAAP net income	$72,342	$178,221	$131,713
Interest income and expense differences	(23,527)	(19,469)	22,324
Provision for credit losses — GAAP	1,528	5,539	8,646
Tax deductions for realized credit losses	(127)	(637)	(825)
Long-term compensation differences	2,045	6,665	1,832
Stock option exercise deductions differences	(2,388)	(13,858)	3,207
Depreciation of fixed asset differences	(589)	(549)	(686)
Other operating expense differences	(34)	(45)	906
Sales of assets to third parties differences	(576)	(1,678)	(69)
Call income from residential CES differences	(3,961)	(8,017)	(8,402)
Tax gain on securitizations	11,153	21,456	2,823
Tax gain on intercompany sales and transfers	28	7,503	—
GAAP market valuation write downs (EITF 99-20)	422	4,826	7,625
Interest rate agreements differences	(278)	274	(229)
Provision for excise tax — GAAP	301	791	1,203
Provision for income tax differences	2,834	1,043	5,502
Preferred dividend — GAAP	—	—	681

Total taxable income (pre-tax)	$59,173	$182,065	$176,251
Earnings from taxable subsidiaries	(10,143)	(30,201)	(7,861)
REIT taxable income (pre-tax)	49,030	151,864	168,390
GAAP Income per share based on average diluted shares during period	$3.18	$8.29	$7.04
Total taxable income per share based on shares outstanding at period end	$2.53	$8.45	$9.64
REIT taxable income per share based on shares outstanding at period end	$2.10	$7.05	$9.21

Estimated total taxable income and estimated REIT taxable income are not GAAP performance measures but are important measures as they are the basis of our dividend distributions to stockholders.

The following table shows the components of estimated REIT taxable income and the amounts related to calls, sales of assets, and stock option exercise deductions.

Table 13
Taxable Income
(dollars in thousands)

	For the
	Three		For the Nine
	Months		Months		For the
	Ended		Ended		Year Ended
	September	Per	September	Per	December	Per
	30, 2004	Share	30, 2004	Share	31, 2003	Share
REIT taxable income before calls, sales, and stock options exercised	$35,539	$1.52	$122,122	$5.70	$123,495	$6.84
REIT taxable gains on calls	15,445	0.66	36,945	1.70	45,666	2.41
REIT taxable gains on sales of assets	250	0.01	7,674	0.38	2,585	0.14
REIT stock option exercise deductions	(2,204)	(0.09)	(14,877)	(0.73)	(3,356)	(0.18)

REIT taxable income	49,030	2.10	151,864	7.05	168,390	9.21
Pre-tax income at taxable subsidiaries	10,143	0.43	30,201	1.40	7,861	0.43

Total taxable income	$59,173	$2.53	$182,065	$8.45	$176,251	$9.64

Our taxable income for 2003 totaled $176 million ($9.64 per share, based on the number of shares outstanding at each quarter end). Of this, $168 million ($9.21 per share) was REIT taxable income, and $8 million was earned at our taxable REIT subsidiary, Holdings. We permanently retained $20 million of our taxable income at Redwood and Holdings (before applicable Federal and state income taxes of $6.5 million) from 2003. Retaining earnings and deferring distributions supports our efforts to sustain our regular dividend over time.

Based on our actual 2003 REIT taxable income, we entered 2004 with $53.4 million of undistributed REIT taxable income that we paid as dividends to our stockholders during the first three quarters of 2004. Our estimates of taxable income are subject to change. Based on estimates, we believe we finished the third quarter of 2004 with $139 million ($5.95 per share outstanding) of undistributed REIT taxable income (after deducting the third quarter dividend of $0.67 paid to stockholders of record as of September 30, 2004). With our dividend payment in October 2004, we have distributed all of our undistributed REIT taxable income carried over from 2003.

Our REIT taxable income, which drives our dividend distributions, differs from our GAAP income as detailed in Table 12 above. For example, our GAAP income is reduced by credit provision expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized valuation adjustments for GAAP are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax (both in terms of timing and also total expenses over time). Most of our securitizations of the assets we accumulate are treated as sales of the assets for tax purposes. This creates a realized gain or loss for tax purposes (which is a component of the taxable income we earn in our taxable subsidiaries). Conversely, most of our securitizations are accounted for as financings for GAAP, so no gain or loss is recognized.

We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of unrelated business taxable income (UBTI) or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Balance Sheet Structure

We currently securitize all the residential real estate loans and HELOCs we acquire. We also resecuritize the bulk of the real estate securities we acquire. In a securitization or resecuritization transaction, Redwood sells the assets to be securitized to an entity that is legally separate and bankruptcy-remote from Redwood. The sale by Redwood of these assets to an entity is always a true sale for legal purposes and is usually a sale for tax purposes. A taxable gain or loss for Redwood’s taxable subsidiary (Holdings) is generated in many cases when Redwood sells assets to an ABS entity. The entity creates ABS, each representing an ownership interest in the pool of assets owned by the entity. The entity sells the asset-backed securities it has created to capital markets investors, and remits the proceeds received from the sale of these securities to Redwood as payment for the assets Redwood sold to the entity. Redwood has a taxable gain if the cash proceeds (received from the entity for the sale) plus the market value of any ABS Redwood acquires from the entity exceed Redwood’s basis in the assets sold to the entity.

Redwood often chooses to acquire for its own long-term portfolio a small portion of the ABS sold by these ABS securitization entities. Redwood’s maximum loss exposure to the assets and liabilities of these ABS entities is generally limited in most circumstances to the investment Redwood makes in any of the securities issued by the entity. (Redwood is obligated in some limited circumstances to repurchase securitized loans from these entities, however in these cases Redwood has the right to sell a securitized loan back to the origination company that sold the loan to Redwood, so Redwood’s net exposure to repurchase risk is likely to be limited).

As of September 30, 2004, we accounted for all of the securitization transactions undertaken by Redwood-sponsored ABS entities as financings rather than sales for GAAP financial reporting purposes. As a result, the sale of assets from Redwood to the ABS entity is accounted under GAAP as a pledge, and no gain or loss on sale occurs for GAAP. Under this GAAP treatment, we consolidate on our balance sheet all of the assets pledged to each securitization entity as well as the outstanding ABS obligations issued by the securitization entity. As a result of this GAAP treatment, the securities from these entities that Redwood acquires and owns in our permanent investment portfolio are not shown on our consolidated balance sheet, but rather are represented by the excess of assets over liabilities consolidated from the ABS entities.

Most of the ABS entities that securitize Redwood’s residential real estate loans are brand named “Sequoia”, and most of the ABS entities that resecuritize Redwood’s acquisitions of real estate securities are brand named “Acacia”.

At September 30, 2004, Redwood itself owned the following earning assets:

1)	ABS acquired from Redwood-sponsored securitizations, funded with equity,

2)	ABS acquired from securitizations sponsored by others, funded with equity,

3)	Other assets, such as commercial real estate loans, funded with equity,

4)	Cash,

5)	$259 million of residential real estate loans, held temporarily for future securitization via sale to an ABS entity, funded with equity and $175 million of Redwood Trust debt,

6)	$214 million real estate securities, held temporarily for future securitization via sale to an ABS entity, funded with equity and $71 million of Redwood Trust debt.

Redwood Trust’s debt was $246 million at September 30, 2004; all of this debt was short-term debt. For GAAP purposes, when Redwood acquires for its own portfolio one or more of the more risky ABS interests issued by a securitization entity that was sponsored by Redwood, Redwood consolidates and reports all of the assets owned by the entity as Redwood balance sheet assets and all of the ABS issued by the entity as Redwood balance sheet ABS obligations. (Redwood’s maximum financial exposure to the entity, however, is typically limited to the net investment Redwood makes in the ABS certificates it acquires from the entity. Redwood’s maximum financial exposure is usually less than 5% — and often less than 1% — of the assets and ABS obligations reported on its balance sheet that are consolidated from ABS entities Redwood has sponsored.)

When Redwood acquires for its own portfolio one or more of the credit-sensitive or prepayment-sensitive ABS issued by an entity that was not sponsored by Redwood, only the net investment actually made by Redwood in that asset appears on Redwood’s reported balance sheet. (In this case, Redwood’s maximum exposure equals the amount reported on its balance sheet.)

Redwood’s maximum exposure to credit, prepayment, and other risks of its “permanent assets” (all earning assets, excluding cash and also loans and securities held temporarily for future securitizations) is less than Redwood’s equity capital base.

ASSETS

Redwood reported $23.7 billion of consolidated earning assets on September 30, 2004. Assets owned directly by Redwood that were reported on Redwood’s balance sheet had a GAAP basis of $852 million. The remainder of reported assets — $22.9 billion — were owned by and consolidated from ABS entities that were sponsored by Redwood from which Redwood acquired for its portfolio certain of the more risky ABS issued. The assets owned by Redwood that were acquired from Redwood-sponsored ABS entities are not shown on Redwood’s consolidated balance sheet.

Table 14
Earning Assets Owned By Redwood or Sold to ABS Trusts
(all dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
Earning Assets	2004	2004	2004	2003	2003
Owned by Redwood:
Resi loans	$258,762	$160,695	$97,436	$43,459	$406,327
Resi HELOC	—	—	—	—	—
Resi credit-enhancement securities	326,327	311,648	256,009	250,944	204,117
Commercial loans	20,838	25,097	13,698	13,908	14,566
Securities portfolio	169,903	214,836	238,762	166,752	125,382
Cash	76,006	38,461	57,866	58,467	32,156

Total	851,836	750,737	663,771	533,530	782,548
Sold to ABS trusts:
Resi loans	21,299,150	19,754,880	17,989,069	16,195,701	13,406,923
Resi HELOC	317,195	326,821	—	—	—
Resi credit-enhancement securities	170,482	130,591	118,607	127,783	169,293
Commercial loans	12,551	8,449	8,479	8,511	9,043
Securities portfolio	1,069,175	880,632	697,884	677,962	479,703

Total	22,868,553	21,101,373	18,814,039	17,009,957	14,064,962

Total Earning Assets	$23,720,389	$21,852,110	$19,477,810	$17,543,487	$14,847,510

LIABILITIES

Redwood Trust’s Debt

Redwood Trust’s debt, which was all short-term debt, was $246 million at September 30, 2004. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR short-term interest rate.

We typically use short-term debt to fund the accumulation of assets prior to sale to ABS securitization entities, primarily through Sequoia and Acacia. These assets are pledged to secure the associated debt. Our levels of short-term debt vary from quarter to quarter based on the timing of our asset accumulation and securitization activities. We believe our Redwood Trust debt balances are most likely to remain between $0 and $2 billion. In recent quarters, our maximum debt level has reached $1.1 billion and our average debt balances have been $300 million to $500 million.

Overall, we believe we maintain a close match between the interest rate characteristics of Redwood Trust debt and the associated assets. For most of our short-term debt funded assets, the floating rate nature of our interest expense obligations closely matches the adjustable-rate interest income earning characteristics of the pledged assets. Not all of the assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid fixed/adjustable securities for resecuritization via our Acacia CDO program, and we may acquire hybrid fixed/adjustable rate residential real estate loans in the future for our Sequoia securitization program. When we accumulate assets for future securitizations that do not match the interest rate characteristics of our short-term debt, we typically use interest rate agreements to hedge associated interest rate mismatches.

Asset-Backed Securities Issued

At September 30, 2004, Redwood consolidated on its balance sheet $23 billion asset-backed securities that are obligations of those securitization entities that were sponsored by Redwood and in which Redwood purchased one or more ABS interests for its long-term portfolio. These asset-backed securities are not obligations of Redwood Trust.

Redwood sometimes acquires some of the “interest-only” securities or “IOS” (or functionally similar interests) from the securitizations it sponsors. Through ownership of these securities, Redwood has the opportunity to earn the spread between the yield generated by the pool of securitized assets and the interest payments due to capital markets investors that have acquired the ABS issued by the securitization entities. The ABS entities sponsored by Redwood typically issue ABS with characteristics that, in aggregate, closely match the interest rate characteristics of the ABS assets.

Redwood owns the “first-loss” ABS interest in all of the securitizations consolidated on to Redwood’s balance sheet (the credit-enhancement security or functional equivalent). All credit losses incurred in the pool of securitized assets serve to reduce the principal value of the first-loss security. Redwood may also own the “second-loss” or “third-loss” interests.

Sequoia entities issue asset-backed securities to finance residential real estate loans. Sequoia had $21.2 billion of asset-backed securities outstanding at September 30, 2004 versus $15.9 billion at December 31, 2003. During the first three quarters of 2004, Sequoia trusts issued $7.6 billion of asset-backed securities.

Acacia entities issue asset-backed securities of a type known as collateralized debt obligations (“CDO”) to fund their acquisition of real estate securities. Acacia CDO issuance outstanding was $1.4 billion as of September 30, 2004 and $0.8 billion as of December 31, 2003.

Equity Capital

Our common equity base increased 63%, from $553 million at December 31, 2003 to $902 million at September 30, 2004 as a result of $178 million in earnings, $209 million in stock issuance (including proceeds from stock option exercises) and non-cash equity adjustments, and a $14 million net increase in the market values of certain assets that are marked-to-market through our Consolidated Balance Sheet, offset by $52 million in dividends declared during the first nine months of 2004.

If opportunities persist, it is our current plan to raise additional equity capital in the first quarter of 2005, if we believe that opportunities to expand our portfolios are attractive and we believe such issuance would likely benefit long-term earnings and dividends per share, compared to what they would be otherwise.

CASH REQUIREMENTS AND SOURCES OF CASH

We require cash to fund our operating and securitization activities, invest in earning assets, service and repay Redwood Trust debt, and fund our dividend distributions.

One primary source of cash is principal and interest payments received on a monthly basis from our real estate portfolio assets. This includes payments received from those ABS securities that Redwood owns that it acquired from the Redwood-sponsored ABS securitizations that are consolidated on its reported balance sheet. Additionally, Redwood uses as a source of cash proceeds from sales of assets to securitizations, proceeds from sales of other assets, Redwood Trust debt, retained earnings, and issuance of common stock.

Sources of short-term borrowings for Redwood Trust include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings. These borrowings are typically repaid using proceeds received from the sale of assets to securitization entities.

In addition to the cash flows discussed above, our Consolidated Statement of Cash Flows also includes cash flows generated and used by the ABS securitization entity that are consolidated on to our reported balance sheet. Cash flows generated within these entities are not available to Redwood Trust, except to the degree that a portion of these cash flows may be due to Redwood as an owner of one or more of the ABS certificates issued by the entity. Cash flow obligations of — and uses of cash by — these ABS entities are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS entities could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain more risky ABS issued by the entity.

OFF-BALANCE SHEET COMMITMENTS

At September 30, 2004, pursuant to the ordinary course of business, we had commitments to purchase $443 million real estate loans and securities that settled in October 2004. These purchase commitments represent derivative instruments under SFAS No. 149. The value of these commitments was zero as of September 30, 2004.

REVIEW OF ASSETS AND OPERATIONS BY PORTFOLIO

Each of our product lines and portfolios is a component of our single business segment of real estate loan investing.

Residential Real Estate Loans

Our consolidated residential real estate loan portfolio includes all of the residential loans that we own temporarily prior to securitization plus loans that are consolidated onto our balance sheet from ABS entities that have been sponsored by us. Residential loans that are structured as HELOCs are detailed in a separate section below. Residential loans that Redwood credit-enhances through ownership of credit-enhancement securities issued from securitizations sponsored by others are not shown on our consolidated balance sheet and thus are not part of the “residential real estate loan portfolio” discussed here.

Our consolidated residential real estate loan portfolio consists of “prime” residential loans that generally have high-quality characteristics such as relatively low loan-to-value ratios and borrowers with relatively high credit scores (in each case relative to the U.S. residential real estate loans as a whole). Most of these loans are jumbo loans that have loan balances at origination that exceeded the loan limits imposed on Fannie Mae and Freddie Mac, so they were not eligible at origination for purchase for credit-enhancement by these government-sponsored enterprises.

At September 30, 2004, Redwood owned $259 million residential real estate loans under accumulation for sale to future securitizations. These loans were pledged to support $175 million of associated Redwood Trust debt.

ABS trusts consolidated on Redwood’s balance sheet owned $21.3 billion residential real estate loans as of September 30, 2004. Total residential real estate loans shown on our consolidated balance sheet at September 30, 2004 were $21.6 billion.

There were 61,299 loans in the consolidated residential real estate loan portfolio at September 30, 2004, and the average loan balance was $352,000. Loans with a balance over $1 million made up 14% of the dollar balance of loans. Over 99% of consolidated residential loans at September 30, 2004 had adjustable-rate coupon rates that adjust each month or each six months to the one or six-month LIBOR rate (a short-term interest rate). Loans on homes located in California were 26% of the dollar balance of this portfolio, with an approximate even split between northern and southern California. Other important states, each representing 4% to 11% of our consolidated portfolio, include Florida, Georgia, New York, New Jersey, Texas, Arizona, and Colorado.

We acquired $2.9 billion high-quality residential real estate loans during the third quarter of 2004. Most of these loans were subsequently sold to ABS securitization entities that we consolidate for reporting purposes. All of our loan purchases were one and six-month LIBOR loans. We continue to expand our relationships with originators from whom we acquire loans. As a result, our acquisition volumes have remained strong so far despite a decrease in residential loan origination overall. If interest rates rise and/or the yield curve flattens further, or the housing market weakens, we would expect the volume of adjustable-rate residential loan originations to drop, thus potentially reducing our ability to acquire such assets.

Delinquencies in this consolidated portfolio increased to $10.8 million at September 30, 2004, as compared to $5.4 million at December 31, 2003. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of this portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole and stood at 0.05% of loan balances as reported for this portfolio for GAAP at September 30, 2004, as compared to 0.03% at December 31, 2003.

There were no realized credit losses in the consolidated portfolio in the first three quarters of 2004. Realized credit losses were $31,000 during the nine months ended September 30, 2003.

The credit quality of our loans, personal income growth, a strong housing market, and rising housing prices have helped to contain our delinquencies and losses. Recently, however, short-term interest rates have started to rise. If this trend continues, monthly payments made by homeowners with adjustable-rate real estate loans could increase by a material amount, thus potentially causing some credit issues. Almost all of the loans in our consolidated residential real estate loan portfolio are adjustable-rate. Rising interest rates (or a soft economy) could also have an impact on housing prices, which in turn could adversely affect our delinquencies and losses.

Although our recent credit results were favorable, probable losses exist in the consolidated portfolio as of September 30, 2004, and we expect delinquencies and charge-offs of current residential loans to increase from current levels. Our credit reserve for this consolidated portfolio, reflecting estimated losses as of September 30, 2004, was $21 million, or 0.10% of the current balance of this portfolio. Credit provision expenses for this portfolio were $1.3 million in the third quarter of 2004 and $5.0 million in the first three quarters of 2004, as compared to $1.5 million in the third quarter of 2003 and $5.4 million in the first three quarters of 2003.

Table 15
Consolidated Residential Real Estate Loans - Interest Income and Yield
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$147,162	$73,816	$385,120	$178,560
Net premium amortization income (expense)	2,076	(8,720)	(23,432)	(19,932)
Credit provision expense	(1,264)	(1,458)	(5,008)	(5,377)

Total interest income	$147,974	$63,638	$356,680	$153,251

Average consolidated residential real estate loans	$20,484,287	$10,958,059	$18,724,707	$8,433,898
Yields as a result of:
Interest income	2.87%	2.69%	2.75%	2.82%
Net premium amortization expense	0.04%	(0.32%)	(0.16%)	(0.32%)
Credit provision expense	(0.02%)	(0.05%)	(0.04%)	(0.09%)

Yield	2.89%	2.32%	2.54%	2.41%

Because of the increasing interest rate environment during the three months ended September 30, 2004, premium amortization expense during the period was negative $2 million. The amount of premium amortization expense was considerable less than it would have been in a more stable or declining interest rate environment. For example, in a stable interest rate environment, we estimate that the amount of premium amortization would have been about $11 million higher. In part, this volatility in amortization expense results from elections we have made under FAS 91 wherein we determine an effective yield to amortize the premium using coupon interest rates as they change over time and anticipated principal prepayments.

For loans acquired beginning July 1, 2004, we will determine an effective yield to amortize the premium using the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayments. For these portfolios, changing coupon interest rates will not affect the level of premium amortization expense and interest income will continue to vary according to the coupon rates on the loans. While this new election will tend to decrease the volatility of premium amortization associated with changing interest rates for our loans acquired subsequent to July 1, 2004, premium amortization will continue to be affected by the level of principal prepayments. This new election will not affect the determination of premium amortization expense for our loan portfolios acquired prior to July 1, 2004.

During the course of reviewing the application of FAS 91, we identified several technical errors in our application of that standard to the amortization of our loan acquisition premiums. While it varied from period to period, these errors had the effect of accelerating amortization expense over the past several years. On a cumulative basis through September 30, 2004, the errors overstated amortization expense and therefore understated net income by $4.1 million. We have corrected this cumulative error by reducing amortization expense in the current period ended September 30, 2004, thus increasing net income.

For the first three quarters of 2004, interest income on residential real estate loans has increased as a result of higher average balances, and increasing interest income on this portfolio as short-term interest rates began to rise starting in the second quarter of 2004. Yields on these residential real estate loans have started to trend upward as most of these loans have coupon rates that adjust monthly or every six months as a function of the one- or six-month London Inter-Bank Offered Rate (LIBOR). Short-term interest rates such as LIBOR began trending upward starting in the second quarter of 2004, after adjusting lower throughout 2003 and 2002.

Residential Home Equity Lines of Credit (HELOCs)

In the second quarter of 2004, we acquired $335 million of high-quality HELOCs. We did not purchase HELOCs during the third quarter of 2004. Our consolidated HELOC portfolio consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of 10 years. During the revolving period, borrowers have the option of drawing funds up to the available credit limit. As a result, the balance of each loan, and the total balance of this portfolio, may increase if borrowers increase their draws. The coupon rate on the HELOCs adjusts as a function of the Prime short-term interest rate. The HELOC portfolio is generally high quality and characterized by relatively high FICO credit scores (average of 725) and relatively low combined loan-to-value ratios (average of 75%). The borrowers in this HELOC portfolio are similar in many ways to the borrowers in our consolidated residential real estate portfolio. In general, however, due to the nature of HELOCs, we expect delinquencies for HELOCs to be somewhat higher than we experience with our consolidated residential real estate loan portfolio. The loss frequency of our HELOCs should be approximately similar to our other residential loans of the same vintage, but we expect the loss severity (credit loss from a default, as a percentage of the loan balance) of HELOCs to be significantly higher. Due to the higher loss severity, we expect our cumulative credit losses over time on HELOCs could be materially higher than on our other residential loans. We have factored this higher loss expectation into our acquisition pricing and securitization calculations. As a result, we believe these securitized HELOCs can produce significantly higher losses than our other residential loans while, at the same time, we still earn an attractive rate of return from the security we acquired for our permanent investment portfolio from the HELOC securitization entity. We currently intend to continue acquiring and securitizing these loans.

During the second quarter of 2004, Redwood sold its HELOC loans to an ABS trust (“Sequoia HELOC Trust 2004-1”) for securitization. Redwood acquired for its permanent investment portfolio the credit-enhancement over-collateralization security issued by this trust. This security bears the first-loss credit risk of the HELOC loans in the trust and earns the spread between the HELOC loans and the ABS issued. Redwood’s exposure is generally limited to its $13 million net investment in the trust. We intend to hold the ABS we purchased from the trust using equity capital funds only, without leverage. For GAAP reporting purposes, we consolidate all of the assets and the liabilities of the trust.

Our GAAP credit reserve for consolidated HELOCs was $0.5 million, or 0.17% of the current balance of this portfolio as of September 30, 2004. Delinquencies in our HELOC portfolio totaled $0.3 million, or 0.09% of the outstanding balance as of September 30, 2004.

Table 16
Residential Home Equity Lines of Credit (HELOC) - Interest Income and Yield
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$2,954	$—	$4,007	$—
Net premium amortization expense	(1,072)	—	(1,322)	—
Credit provision expense	(264)	—	(531)	—

Total interest income	$1,618	$—	$2,154	$—

Average balance of HELOCs	$323,100	$—	$149,686	$—
Yields as a result of:
Interest income	3.67%	—%	3.57%	—%
Net premium amortization expense	(1.34%)	—%	(1.18%)	—%
Credit provision expense	(0.33%)	—%	(0.47%)	—%

Yield	2.00%	—%	1.92%	—%

Residential Loan Credit-Enhancement Securities

Residential credit-enhancement securities are the securities issued by a residential loan ABS entity that bear the bulk of the likely credit risk of the pool of loans that were securitized. By bearing the credit risk, these securities credit-enhance the other securities issued by the ABS entity, allowing those securities to earn high ratings from credit-rating agencies, and thus allowing them to be sold to a wide variety of capital markets investors. The credit-enhancement securities that bear the concentrated credit risk typically have below investment-grade credit ratings. The maximum loss for the owner of these securities, however, is limited to the investment made in purchasing the credit-enhancement security.

Redwood has acquired residential credit-enhancement securities acquired from ABS securitizations sponsored by other financial institutions. Some of these securities Redwood own as part of its permanent investment portfolio and others have been sold to Acacia securitization entities, and are consolidated onto Redwood’s reported balance sheet. These make up Redwood’s consolidated credit-enhancement securities portfolio. Redwood also has acquired and owns all the residential credit-enhancement securities issued by the ABS securitizations of residential loans that Redwood has sponsored (generally under the “Sequoia” label). These securities are not shown on Redwood’s consolidated balance sheet. Instead, all of the assets and liabilities of these entities are consolidated on Redwood’s balance sheet (as part of our consolidated residential loan portfolio). The discussion and table below relate entirely to that portion of Redwood’s residential credit-enhancement securities that were acquired from securitizations sponsored by others and thus appear on our reported balance sheet as residential loan credit-enhancement securities.

At September 30, 2004, we reported ownership of residential loan credit-enhancement securities with a market value totaling $497 million. These securities had a principal (par, or face) value of $831 million, an increase from the $624 million principal value we reported on December 31, 2003.

At September 30, 2004, our adjusted cost basis of reported residential loan credit-enhancement securities was $422 million. We mark these securities to market value on our Consolidated Balance Sheets (but not generally through our income statement unless we determine there is permanent impairment). The $75 million difference between our adjusted cost basis and our balance sheet carrying value represents net unrealized market value gains at September 30, 2004.

Of the $409 million difference between the principal value and adjusted cost basis of these residential loan credit-enhancement securities at September 30, 2004, we designated $299 million as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), with the remaining $109 million representing a purchase discount we are accreting into income over time. During the nine months ended September 30, 2004, we redesignated $34 million of designated credit protection to unamortized discount to be accreted into income over time (due to strong credit performance on the underlying loans).

Table 17
Residential Loan Credit-Enhancement Securities - Underlying Collateral Characteristics
(all dollars in thousands, except number of underlying loans)

	September	December
	2004	2003
First loss position, principal value	$320,975	$255,570
Second loss position, principal value	244,042	174,592
Third loss position, principal value	265,507	193,530

Total principal value	$830,524	$623,692

First loss position, reported value	$99,783	$78,030
Second loss position, reported value	174,371	134,225
Third loss position, reported value	222,655	166,472

Total reported value	$496,809	$378,727

Portion of discount designated as credit protection	$298,925	$200,970
External credit-enhancement	69,244	46,476

Total Credit Protection	$368,169	$247,446

As % of Total Portfolio	0.30%	0.36%
Underlying residential real estate loans	$121,585,353	$68,133,175
Number of underlying loans	298,003	152,083
Average loan size	$408	$448

During the first three quarters of 2004, we acquired residential loan credit-enhancement securities with a principal value of $358 million and we experienced principal payments, including calls, of $126 million. We intend to continue to invest in these securities.

The total loans underlying these reported residential loan credit-enhancement securities increased from $68 billion on December 31, 2003 to $122 billion on September 30, 2004. Although the loans we credit-enhanced via this portfolio increased in total, rapid prepayments of these underlying loans throughout 2003 and continuing into the first three quarters of 2004 reduced the amount of loans credit-enhanced by each individual security, and thus reduced potential future credit risk for each of these securities.

Residential loan credit-enhancement securities become callable as they season, usually when the current balance of the underlying loans declines to under 10% of the original securitized loan balance. Calls are usually beneficial for us in the near-term, as we receive a payment for the full principal value of an asset that, in general, we acquired at a discount to the principal value. Calls typically diminish on-going earnings per share, however, as it is usually our highest yielding assets that get called. During the first three quarters of 2004, residential loan credit-enhancement securities with a principal value of $80 million were called, resulting in net realized gains of $20 million and $48 million for the three and nine months ended September 30, 2004. Our estimated taxable gains from these calls were $16 million and $38 million for these periods.

At September 30, 2004, we owned residential credit-enhancement securities with a par value of $24 million that were callable. The total par value of all of our reported residential credit-enhancement securities at September 30, 2004 (excluding those we acquired from securitizations sponsored by us) was $831 million; in the absence of significantly increased credit losses these securities should eventually become callable. It is our experience, however, that not all callable securities will be called in a timely manner.

We expect to realize additional call income in 2004 from the $24 million principal value of residential credit-enhancement securities we owned as of September 30, 2004 that were callable and from other securities that will become callable during 2004. We do not have an accurate way, however, to determine when or if these callable securities will be called. Given anticipated prepayment speeds, we estimate that an additional $9 million principal value of our existing residential credit-enhancement securities could be called by the year-end 2004.

During the first quarter of 2004, we sold residential loan credit-enhancement securities with a principal value of $23 million, resulting in net realized gains of $6 million. These residential credit-enhancement securities had appreciated, but had little future additional appreciation potential. There were no such sales during the second and third quarters of 2004. We may sell additional appreciated securities from time to time continuing our efforts to recycle capital to reduce the amount of new stock we need to issue to support our growing operations.

Table 18
Residential Loan Credit-Enhancement Securities - Interest Income and Yield
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$7,825	$7,594	$21,950	$23,696
Net discount amortization income	8,182	11,433	25,667	27,001

Total interest income	$16,007	$19,027	$47,617	$50,697

Average residential loan credit-enhancement securities	$368,887	$270,991	$324,563	$276,086
Yields as a result of:
Interest income	8.49%	11.21%	9.02%	11.44%
Net discount amortization income	8.87%	16.88%	10.54%	13.04%

Yield	17.36%	28.09%	19.56%	24.48%

Interest income recognized from residential loan credit-enhancement securities (as reported for GAAP) decreased during the first three quarters of 2004, as compared to the same periods of 2003, primarily due to calls of our highest-yielding assets from this portfolio over the past year. We continue to acquire these types of assets but we are recognizing a lower initial yield on our current acquisitions as compared to the yields of the called securities. We believe the risk/reward ratio offered by our new acquisitions of credit-enhancement securities is attractive for stockholders. Nevertheless, we believe these new securities are unlikely to generate over their life the level of earnings and call income generated by our older portfolio assets unless the market environment going forward proves to be as attractive (i.e., very fast prepayments and very low credit losses) as the environment has been over the last few years.

Credit losses on residential loans that we credit enhance through our ownership of these residential loan credit-enhancement securities totaled $2.6 million during the first three quarters of 2004. The annualized rate of credit loss was less than 1 basis point (0.01%) of the $122 billion of underlying loans we credit enhanced at September 30, 2004. Some of our residential loan credit-enhancement securities benefit from first or second loss interests held by others (external credit-enhancement). There were $2.6 million total credit losses to the underlying loans during the first three quarters of 2004, of which we incurred $2.3 million, while losses borne by external credit-enhancement were $0.3 million. Our share of these losses reduced the principal value of our residential loan credit-enhancement securities by $2.3 million during the quarter.

Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in the underlying portfolio of residential loans that we credit enhance were $174 million at September 30, 2004, an increase from $133 million at December 31, 2003. Delinquencies as a percentage of the residential loans we credit enhance decreased from 0.19% at December 31, 2003 to 0.14% at September 30, 2004. We expect delinquencies and losses for our existing residential loan credit-enhancement securities to increase further from their current modest levels, given a weaker economy and the natural seasoning pattern of these loans.

At September 30, 2004, we had $69 million of external credit-enhancement and $299 million of internally designated credit protection for this portfolio. External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests that are junior to us and are owned by others. The combined balance of external and internally designated credit protection represented 30 basis points (0.30%) of the $122 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.

A portion ($170 million on September 30, 2004) of the residential loan credit-enhancement securities reported on our consolidated balance sheet have been sold to ABS securitization entities (from which we subsequently acquired certain ABS interests for our permanent investment portfolio). All of the assets and liabilities of these entities are consolidated on our reported balance sheet. The remainder ($326 million) of the total reported balance of residential credit-enhancement securities are owned by Redwood. At September 30, 2004, there were no residential loan credit-enhancement securities pledged as collateral for short-term borrowings. The $326 million of residential credit-enhancement securities Redwood owns directly as part of its permanent investment portfolio are funded with equity capital.

Commercial Real Estate Loans

Our commercial real estate loan portfolio increased during the first three quarters of 2004 to $33 million at September 30, 2004 from $22 million at December 31, 2003 due to additional acquisitions of commercial loans during the first three quarters of 2004 of $17 million, offset by principal pay downs, a commercial loan sale, and net amortization of premium. We plan to make additional investments in commercial real estate loans through the remainder of 2004, including mezzanine loans and subordinated (junior or second lien) loans.

During the first quarter of 2004, we wrote down the reported value of a commercial loan held-for-sale by $0.1 million, and subsequently sold this loan during the second quarter of 2004. This write down was precipitated by vacancies at the underlying commercial property. There were no other write-downs of commercial loans, or credit provisions expensed, for our commercial loan portfolio during the first three quarters of 2004. We established a credit reserve of $500,000 for one of our commercial real estate loans in the fourth quarter of 2003. No additional credit provision charges were incurred during the first nine months of 2004 on our commercial real estate loan portfolio.

Table 19
Commercial Real Estate Loans - Interest Income and Yield
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$1,166	$972	$2,960	$2,816
Net premium amortization expense	(128)	(33)	(353)	(101)

Total interest income	$1,038	$939	$2,607	$2,715

Average earning assets	$33,461	$30,471	$27,324	$31,498
Yields as a result of:
Interest income	13.93%	12.76%	14.44%	11.92%
Net premium amortization expense	(1.53%)	(0.43%)	(1.72%)	(0.43%)

Yield	12.40%	12.33%	12.72%	11.49%

The yield on our commercial real estate loan portfolio was higher during the first three quarters of 2004 as compared to the same periods for 2003 due to investments in higher-yielding commercial loans and commercial loan participations during the third quarter of 2004 as well as the payoff of lower-yielding loans earlier in 2004.

Securities Portfolio

Only certain of the securities Redwood owns are included in its securities portfolio as reported on our GAAP balance sheet. All of the real estate loan securities that Redwood owns or consolidates on its balance sheet can be characterized as follows:

1)	Residential credit-enhancement securities acquired from ABS securitizations sponsored by others. These securities are generally funded with equity if they are owned directly by Redwood ($326 million at September 30, 2004). A portion of these assets ($68 million at September 30, 2004) may be owned directly by Redwood but held temporarily for future sale to ABS securitizations; these assets are typically funded with both short-term debt ($0 at September 30, 2004) and equity. Another portion of these assets ($170 million at September 30, 2004) have been sold to ABS entities, the assets of which are consolidated onto Redwood’s consolidated balance sheet. All these securities are included in residential loan credit-enhancement securities on Redwood’s consolidated balance sheet and are discussed above.

2)	Residential credit-enhancement securities, interest-only securities, preferred interests, and similar securities acquired by Redwood from ABS trusts sponsored by Redwood. These assets are funded with equity. In addition, Redwood also acquires investment-grade ABS from the securitizations it sponsors and, after a period of time, sells these securities to Acacia entities for resecuritization. None of these securities are shown on Redwood’s reported balance sheet - instead, all of the assets (loans and securities) and liabilities of the related trusts are consolidated onto Redwood’s reported balance sheet.

3)	Diverse residential and commercial real estate securities, generally with credit ratings of AAA through B, that have been acquired by Redwood on a temporary basis for future sale to ABS securitization entities (Acacia). Redwood funds these assets ($214 million at September 30, 2004) with equity and short-term debt ($71 million at September 30, 2004). These are reported as part of Redwood’s securities portfolio on our consolidated balance sheet.

4)	Diverse residential and commercial securities, generally with credit ratings of AAA through B, that have been acquired by Redwood from third party securitizations and subsequently sold to ABS securitization entities sponsored by Redwood ($1.1 billion at September 30, 2004). Redwood no longer funds these assets, as they have been sold. They continue to be shown as part of Redwood’s securities portfolio on its consolidated balance sheet because the assets of these ABS trusts are consolidated with Redwood’s for reporting purposes. The performance of these consolidated assets may affect Redwood’s results, as the securities issued by those ABS entities that Redwood has acquired for its long-term investment portfolio may perform poorly if the underlying assets (shown on Redwood’s consolidated balance sheet) perform poorly.

5)	Commercial loan credit-enhancement securities, totaling $11 million at September 30, 2004, that are funded by Redwood with equity and are reported as part of Redwood’s securities portfolio on our consolidated balance sheet.

6)	Other securities (such as CDO equity) that we hold with equity funding, that are not slated for sale to a securitization, and that are shown as part of the securities portfolio.

Redwood’s reported consolidated securities portfolio thus contains equity-funded securities we intend to keep, debt-funded securities we are holding temporarily for future sale to an ABS entity, and securities we have sold to ABS entities but that are consolidated back onto our balance sheet for reporting purposes. At September 30, 2004, all the assets we intend to own on a permanent basis were funded entirely with equity.

Redwood’s consolidated securities portfolio consists of real estate loan securities including prime residential, HELOC, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, real estate CDO securities and equity, and corporate debt issued by “equity” REITs that own commercial real estate properties. As investors in these investment-grade and non-investment grade rated securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of our assets) from some credit-enhancement from first loss or other junior securities that are owned by others. We had no credit losses in this portfolio during 2004. We reported permanent impairment write-downs from this portfolio of $0.3 million and $1.5 million during the three and nine months ended September 30, 2004 under the provisions of EITF 99-20.

At September 30, 2004, we also owned commercial loan credit-enhancement securities with a market value totaling $11 million and a principal (face) value of $30 million which are included as part of our securities portfolio. These are first and second-loss securities that bear the bulk of the credit risk from pools of commercial real estate loans that have been securitized or resecuritized. We acquired these securities during 2004, and we are funding them with equity capital. We realized no credit losses from these securities in the first three quarters of 2004. We intend to continue to acquire these securities.

We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, equity and debt interests in real estate oriented collateralized debt obligations (CDOs), and corporate bonds issued by REITS, in each case primarily rated AA, A, BBB, and B. We sell most of the securities we acquire to Acacia bankruptcy-remote securitization entities. Acacia issues CDO asset-backed securities to fund the acquisition of these assets. We consolidate Acacia’s assets, and we reflect Acacia’s issuance of CDO asset-backed securities as ABS securities obligations on our Consolidated Balance Sheet.

Table 20
Consolidated Securities Portfolio - Characteristics at September 30, 2004
(dollars in millions)

		Rating:
	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$188	$15	$—	$28	$100	$34	$2	$9
Residential Prime	364	29	196	53	86	—	—	—
Residential Subprime	374	—	31	251	92	—	—	—
Residential Second Lien	136	—	59	67	10	—	—	—
Manufactured Housing	14	3	5	—	—	4	2	—
Corporate REIT Debt	64	—	—	7	49	8	—	—
Real Estate CDOs	99	5	30	33	24	3	—	4

Total Securities Portfolio	$1,239	$52	$321	$439	$361	$49	$4	$13

Table 21
Consolidated Securities Portfolio - Characteristics at December 31, 2003
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

Our consolidated securities portfolio totaled $1.2 billion in carrying value on September 30, 2004, of which $1.1 billion had been sold to Acacia ABS securitization entities as of that date. During the first three quarters of 2004, we acquired securities totaling $430 million, received payments of principal and third party sales proceeds totaling $47 million, and experienced unrealized market value gains of $13 million; as a result, our consolidated securities portfolio grew by $394 million from the $845 million we reported on a consolidated basis on December 31, 2003.

Prior to the sale of securities to Acacia ABS securitization entities, we finance our acquisitions of securities with short-term recourse debt (typically through a third-party warehouse agreement). At September 30, 2004, we had $71 million of short-term debt outstanding collateralized by our securities portfolio.

In July 2004, Acacia CDO 5, Ltd. issued $300 million of asset-backed securities. Redwood acquired the preference shares and BB rated ABS from Acacia 5 for its permanent investment portfolio. These asset-backed securities are collateralized by residential and commercial real estate loan securities and other securities that Redwood sold to the entity. The proceeds Redwood received from this sale were used to pay down the short-term debt that Redwood was using to temporarily finance this portion of our securities portfolio. All the assets and liabilities of Acacia 5 have been consolidated onto Redwood’s financial statements.

In November 2004, Acacia CDO 6, Ltd. issued $300 million of asset-backed securities. Redwood acquired the preference shares and BB rated ABS from Acacia 6 for its permanent investment portfolio. These asset-backed securities were collateralized by residential and commercial real estate loan securities and other securities that Redwood sold to the entity. The proceeds Redwood received from this sale were used to pay down the short-term debt that Redwood was using to temporarily finance this portion of our securities portfolio. All the assets and liabilities of Acacia 6 will be consolidated onto Redwood’s financial statements.

Table 22
Consolidated Securities Portfolio - Interest Income and Yield
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$12,521	$6,440	$32,375	$15,566
Discount amortization	831	142	1,259	344
Premium amortization	(74)	(104)	(200)	(183)

Total interest income	$13,278	$6,478	$33,434	$15,727

Average securities portfolio balance	$1,148,828	$602,622	$997,528	$472,972
Yields as a result of:
Interest income	4.36%	4.28%	4.33%	4.38%
Discount amortization	0.29%	0.09%	0.17%	0.10%
Premium amortization	(0.03%)	(0.07%)	(0.03%)	(0.05%)

Yield	4.62%	4.30%	4.47%	4.43%

Total interest income increased over the last year for the securities portfolio as the total size of the portfolio grew. Yields for the total reported securities portfolio increased during the third quarter of 2004 as the coupon rates on adjustable-rate loan securities adjusted upward with the increase in short-term interest rates during the period. In addition, the yields on newly acquired commercial credit-enhancement securities (these securities are acquired at a discount from the principal, or face) are higher than the typical securities in this portfolio, resulting in increased yields through an increasing amount of discount amortization, as compared to prior periods.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the risks inherent in our business - including credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk - in a prudent manner designed to insure Redwood’s longevity. At the same time, we endeavor, to the best of our ability, to provide our stockholders with both a steady regular dividend and an attractive long-term return. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, to earn sufficient compensation to justify the taking of such risks, and to maintain capital levels consistent with the risks we do take.

CREDIT RISK

Assuming the credit risk of real estate loans is our primary business. We are highly leveraged with respect to this risk, as the amount of residential and commercial real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, our maximum credit loss from our permanent investment portfolio (excluding loans and securities held temporarily for securitization) is limited and is less than our equity capital base.

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

Many of the assets in the securities portfolio benefit from material forms of external credit-enhancement and thus no credit reserves have been established to date for these assets. Unrealized losses on these securities are reported as a component of net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered under EITF 99-20 to represent a permanent impairment. (See “Critical Accounting Policies” above.)

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

LIQUIDITY RISK

Redwood Trust’s debt was $246 million at September 30, 2004. This debt was secured by assets accumulated for future sale to Sequoia and Acacia bankruptcy-remote ABS securitization entities. The assets securing this debt were high-quality residential real estate loans and investment-grade real estate loan securities.

The on-going securitization part of our business depends upon being able to access the short-term debt markets to fund acquired assets temporarily prior to sale to ABS securitizations. If short-term debt was not available in the future, we would likely need to cease our securitization activities, and a potentially attractive source of new assets for our permanent assets portfolio would be lost during that time. Assets consolidated on to our balance sheet from ABS entities would not be affected by a lack of liquidity in the debt markets since these assets are already sold to and financed to maturity by the ABS entity. If sale to ABS entities became an unavailable or unattractive exit strategy due to issues within securitization markets, and if we cannot extend our short-term financing arrangements, assets held with short-term debt for future securitization would have to be sold, most likely at a loss. Proceeds from any such sales may not be sufficient to repay short-term debt balances.

At this time, we see no material negative trends that we believe would affect our access to sufficient short-term borrowings or would effect the valuation of the assets we use to secure these borrowings. We plan to continue to utilize short-term borrowings to accumulate real estate loans and securities prior to sale to ABS entities.

We own ABS certificates issued from ABS securitization entities (such as Sequoia and Acacia) that were sponsored by us. Payments of principal and interest by these trusts to the holders of asset-backed securities issued by these trusts are not the legal obligation of Redwood Trust. We could lose the entire investment we have made in the securities we acquire from these entities, but we will not be required to provide any liquidity in the event of a default of one of these entities on the entities’ asset-backed securities obligations. Furthermore, Redwood generally has not pledged the interests it has acquired from these entities to secure borrowings (we own these ABS securities with equity).

As the seller of assets to these entities prior to securitization, in some cases we have the obligation under representation and warranty provisions to repurchase assets from the entities in limited circumstances such as fraud. We have obtained, however, similar representations and warranties from the companies from whom we acquired loans. As a result, our liquidity risk from representations and warranties should be minimal as long as our counter-parties meet their obligations. We believe our sponsorship of these entities, and our ownership of interests in these entities, is unlikely to be a source of potential liquidity risk for us.

The table below presents our contractual obligations and commitments as of September 30, 2004, as well as the consolidated obligations of the securitization entities that we sponsored from which we have acquired securities for our portfolio. The reported obligations appear on our Consolidated Balance Sheet. The operating leases are commitments that are expensed based on the terms of the related contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Table 23
Contractual Obligations and Commitments as of September 30, 2004
(dollars in thousands)

	Payments Due or Commitment Expiration By Period
		Less than	1 to 5	After 5
	Total	1 year	years	years
Redwood Trust obligations:
Redwood Trust Debt	$246,296	$246,296	$—	$—
Operating Leases	7,321	1,181	3,174	2,966
Purchase Commitments — Securities	15,000	15,000	—	—
Purchase Commitments — Whole Loans	442,773	442,773	—	—

Total Obligations and Commitments	$711,390	$705,250	$3,174	$2,966

Obligations of securitization entities:
Consolidated Asset-Backed Securities	$22,622,350	$—	$—	$22,622,350

Note: All consolidated asset-backed securities issued are collateralized by associated assets and, although the stated maturity is as shown, the asset-backed security obligations will pay down as the principal of the associated real estate loans or securities pay down.

At September 30, 2004, we had $76 million of unrestricted cash and highly liquid (unpledged) assets available to meet potential liquidity needs. Thus, total available liquidity equaled 31% of our short-term debt balances. Increases or decreases in this ratio at different balance sheet dates primarily are the result of the timing of sale of assets to securitization entities. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.

Net liquidity at September 30, 2004 was $302 million. Net liquidity is the amount of unrestricted cash we would have had on hand if we had sold all the loans and securities we are accumulating for securitization at their estimated market value ($472 million on September 30, 2004) and used the proceeds to pay off Redwood Trust’s debt ($246 million on September 30, 2004). Net liquidity is available for cash needs such as dividend distributions, making new permanent portfolio investments, and supporting our securitization efforts.

Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

INTEREST RATE RISK

Our strategy is to maintain an asset/liability posture on a consolidated basis (including assets owned by and the asset-backed securities issued by consolidated securitization entities, to the extent that any mismatches within the trusts could affect our cash flows) that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates. In general, the interest rate characteristics of the asset-backed securities issued by consolidated securitization entities, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those entities. At September 30, 2004, we consolidated as ABS securities obligations $22.3 billion of outstanding adjustable-rate asset-backed securities collateralized by adjustable-rate assets and $0.3 billion of fixed/hybrid rate asset-backed securities funding consolidated fixed/hybrid rate assets. For interest rate matching purposes, these assets and liabilities are closely matched. The remainder of our consolidated assets ($247 million six-month adjustable-rate assets, $44 million other variable-rate assets, $99 million short-term fixed rate assets, $458 million hybrid and fixed-rate assets, and $51 million non-earning assets) were effectively funded (for interest rate matching purposes) with equity. The table below summarizes the matching of our assets, as adjusted for our hedging program.

Table 24

Asset / Liability Matching at September 30, 2004
(dollars in millions)

		One-	Six-	One-		Non		Total
		Month	Month	Year	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity
Cash (unrestricted)	$76	$76	$—	$—	$—	$—	$—	$76
One-Month LIBOR	5,689	5,614	72	—	—	—	3	5,689
Six-Month LIBOR	16,781	—	16,390	144	—	—	247	16,781
Other ARM	361	317	—	—	—	—	44	361
Fixed / Hybrid < 1yr*	138	—	—	—	39	—	99	138
Fixed / Hybrid > 1yr	675	—	—	—	217	—	458	675
Non-Earning Assets	134	—	—	—	—	83	51	134

Total	$23,854	$6,007	$16,462	$144	$256	$83	$902	$23,854

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

In the past, as a part of our asset/liability strategy, we maintained a slight mismatch between the interest rate adjustment periods of consolidated adjustable-rate asset-backed securities obligations and consolidated adjustable-rate assets (a portion of the six-month adjustable assets were funded with one-month adjustable asset-backed securities). We have reduced the amount of this mismatch to an amount that should be immaterial if our hedging program works as designed. Sequoia ABS entities have been issuing a greater amount of six-month adjustable asset-backed securities in order to better match their assets. We have been increasing hedging activities with the goal of reducing remaining mismatches on a consolidated basis to a non-material amount. This increase in hedging activities is likely to benefit us as compared to our prior level of hedging should short-term interest rates rise. If short-term interest rates increase, the cost of our hedging activities will likely also increase. In a flat or falling short-term interest rate environment, our newly increased hedging activities will likely increase our interest expense as compared to our prior practice.

Unlike many financial institutions, we do not own, directly or on a consolidated basis, unhedged fixed-rate or hybrid assets funded with variable-rate short-term asset-backed securities or debt.

PREPAYMENT AND REINVESTMENT RISK

We seek to maintain an asset/liability posture that benefits from investments in prepayment sensitive assets while limiting the risk to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments. Over the last several years, by acquiring Interest-Only securities (IOS) from the Sequoia securitizations we sponsor, we have increased our earnings while at the same time materially increasing our potential negative exposure to increases in the prepayment rate of adjustable-rate residential real estate loans.

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

MARKET VALUE RISK

At September 30, 2004, we reported on a consolidated basis $1.7 billion of assets that were marked-to-market through our balance sheet but not through our income statement for GAAP. Of these assets, 55% had adjustable-rate coupons, 22% were hybrid loans, and the remaining 23% had fixed-rate coupons. Market value fluctuations of these assets can affect the value of our GAAP stockholders’ equity base.

At September 30, 2004, we reported on a consolidated basis real estate loans totaling $6 million that we account for on a lower-of-cost-or-market basis for purposes of determining earnings. All these assets had adjustable-rate coupons.

Market value fluctuations for our assets can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization. Most of our consolidated real estate assets are loans accounted for as held-for-investment and reported at cost. As these loans were sold to Sequoia ABS entities at securitization, changes in the market value of the loans do not have an impact on our liquidity.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Redwood Trust, Inc. conclude that Redwood’s disclosure controls and procedures are effective as of September 30, 2004 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)	Changes in Internal Control over Financial Reporting. There have been no significant changes in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2004, there were no pending material legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Issuer Purchases of Equity Securities
				Maximum Number
	Total		Total Number of	Of Shares Available
	Number of	Average	Shares Purchased as	For Purchase Under
	Shares	Price Paid	Part of Publicly	Publicly Announced
Period	Purchased	Per Share	Announced Programs	Programs
July 1 – July 31, 2004	712	$55.68	—	—
August 1 – August 31, 2004	45,814	58.73	—	—
September 1 – September 30, 2004	—	—	—	—

Total	46,526	$58.68	—	1,000,000

The 712 shares purchased for the month ended July 31, 2004 represent shares acquired to satisfy tax-withholding requirements on the vesting of restricted shares. The 45,814 shares purchased for the month ended August 31, 2004 represent shares acquired to satisfy exercise proceeds and tax-withholding requirements on the exercise of stock options. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Redwood has approved all auditing and non-audit services performed to date and currently planned to be provided in 2004 by Redwood’s auditors, PricewaterhouseCoopers LLP. The services include the annual audit, quarterly reviews, loan document review services, issuances of consents related to SEC filings, and certain tax compliance services.

Item 6. EXHIBITS

Exhibit 11.1	Computation of Earnings Per Share for the three and nine months ended September 30, 2004

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Dated: November 15, 2004	By:	/s/ Douglas B. Hansen
Douglas B. Hansen
President (authorized officer of registrant)

Dated: November 15, 2004	By:	/s/ Harold F. Zagunis
Harold F. Zagunis
Vice President, Chief Financial Officer, Controller, and Secretary (principal financial and accounting officer)