Form 10-K
period 2004-12-31
REDWOOD TRUST INC
filed 2005-03-16
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 1-13759

REDWOOD TRUST, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	68-0329422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Belvedere Place, Suite 300
Mill Valley, California	94941
(Address of principal executive offices)	(Zip Code)

(415) 389-7373
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:

Common Stock, par value $0.01 per share	New York Stock Exchange

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

At June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,197,721,400.

The number of shares of the Registrant’s Common Stock outstanding on March 14, 2005 was 24,468,358.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of Registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2004 FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

CAUTIONARY STATEMENT
This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including the words “anticipated,” “estimated,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission, or SEC, including Forms 10-Q and 8-K.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events mentioned, discussed in, or incorporated by reference into this Annual Report on Form 10-K might not occur. Accordingly, our actual results may differ from our current expectations, estimates, and projections.

Important factors that may impact our actual results include changes in interest rates and market values; changes in prepayment rates; general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers; the level of liquidity in the capital markets as it affects our ability to finance our real estate asset portfolio; and other factors not presently identified. For a discussion of risk factors, readers should review the section of this Annual Report on Form 10-K entitled “Risk Factors”. This Annual Report on Form 10-K contains statistics and other data that in some cases have been obtained from, or compiled from information made available by, servicers and other third-party service providers.

REDWOOD TRUST, INC.

Redwood Trust, Inc. (“Redwood” or “we” or “us”) is a financial institution located in Mill Valley, California. We invest in, credit-enhance, and securitize residential and commercial real estate loans and securities. Our primary focus is investing in real estate loans by acquiring and owning securities backed by high-quality real estate loans, particularly jumbo residential loans, that have features such as low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole.

We are taxed under the Internal Revenue Code of 1986, as amended, or the Code, as a real estate investment trust, or REIT. As such, we are not required to pay corporate income taxes on the REIT taxable income that we distribute to stockholders as dividends. We pay corporate income taxes on REIT taxable income that we retain (i.e., that portion of our REIT taxable income that we do not distribute as dividends), which is limited to 10% of annual REIT taxable income, and we also pay corporate income taxes on income we earn in our taxable (i.e., non-REIT) subsidiaries.

Our Consolidated Balance Sheets, prepared on the basis of generally accepted accounting principles (“GAAP”) reflects our five types of earning assets: residential real estate loans; home equity lines of credit (“HELOC’s”); residential real estate loan credit-enhancement securities (non-investment grade securities); commercial real estate loans; and a securities portfolio. The securities portfolio consists of diverse residential and commercial real estate securities, primarily investment-grade and BB-rated. Each of these portfolios is a component of our single business of investing in real estate loans and securities. Our current intention is to focus on investing in and managing assets in these five portfolios. We manage our real estate loan investments as a single business, with common staff and management, common financing relationships and flexible capital allocations.

Our primary focus is investing in assets that will provide high quality cash flows for a long period of time. We typically fund these assets with equity (no debt). We call the assets we own that meet this criteria “permanent assets”. Thus, our primary goal is to build a permanent asset portfolio that consists primarily of various asset-backed securities (“ABS”). The ABS in our permanent asset portfolio are collateralized by residential and commercial loans and generally represent the types of securities that have the most concentrated credit risk with respect to the underlying loans. In some instances, we may also invest in ABS that have the most concentrated prepayment risk (and/or interest rate risk, if any). Our permanent assets also include some commercial real estate loan investments. By acquiring and managing these ABS, our permanent asset portfolio is designed to generate long-term cash flows that will fund dividend distributions to our shareholders.

Our discussion of our “permanent asset portfolio” in this Annual Report refers to these ABS and commercial loans. They may appear within one of the five portfolios presented on our Consolidated Balance Sheets. However, as discussed below, as a result of the way we represent our operations for GAAP purposes, some of our permanent assets are not specifically identifiable on our Consolidated Balance Sheets.

As a result of the form of securitization we have chosen to utilize for most of the securitizations we sponsor, under GAAP we consolidate and report all of the assets of the securitization entities we have sponsored as assets on our Consolidated Balance Sheets, and we consolidate and report all of the ABS issued by those entities and held by unrelated third parties as liabilities on our Consolidated Balance Sheets. The ABS we acquire for our permanent asset portfolio from securitizations we sponsor are not shown as specific assets on our Consolidated Balance Sheets, but rather are represented by the excess of the reported value of the securitized pool of assets over the related liabilities, in each case consolidated from the securitization entities we have sponsored. As a result of this GAAP treatment, no gain on sale is recognized for GAAP purposes from the securitizations we sponsor even if these securitizations are economically profitable for us.

The bulk of our permanent assets consists of securities created from pools of high-quality residential real estate loans. These include securities with concentrated credit risk (credit-enhancement securities, or “CES”) or concentrated loan prepayment risk (interest-only securities, or “IO securities”, or “IOs”). We acquire the bulk of our residential loan CES from securitizations sponsored by others, while we acquired the bulk of our IO securities from the Sequoia securitizations we have sponsored.

We also own ABS issued from re-securitizations of diverse pools of residential and commercial real estate loan securities. These re-securitizations are typically referred to as collateralized debt obligations, or CDOs. The CDO securities we acquire and own are “equity”, “preference share”, and “non-investment grade” securities. Collectively, we refer to these as “CDO equity securities.” The bulk of the CDO equity securities were acquired from the Acacia CDO re-securitizations we have sponsored. These CDO equity securities generally have concentrated credit risk (as well as some prepayment, interest rate, and other risks) with respect to the underlying pool of diverse real estate securities. In addition to residential and CDO securities, a small but growing component of our permanent assets consist of commercial real estate assets such as commercial real estate CES, mezzanine commercial loans, junior commercial loan participations, and commercial real estate CDO equity securities.

We generally use the remainder of our balance sheet to support our securitization activities. We acquire and accumulate real estate loans and securities for sale (usually within a few weeks or months) to a legally independent and bankruptcy-remote entity that securitizes these loans or re-securitizes these securities. While we are holding assets temporarily as inventory for a future securitization, we typically utilize collateralized short-term debt to fund the acquisition of the bulk of these assets. Our holding period for these assets typically ranges from one week to five months, depending on asset type and the frequency of the securitizations we sponsor. We sell these assets to a securitization entity that issues (sells) ABS, which are backed by the assets of the entity. The entity pays us for the assets it purchases from us using the funds it raises from the sale of ABS. We then use the asset sale proceeds we receive from the securitization entity to repay the short-term debt we used to finance the acquisition of these assets. Most of the residential real estate loan securitizations we sponsor are a part of our “Sequoia” securitization program and most of the re-securitizations of residential and commercial real estate securities we sponsor are a part of our “Acacia CDO” securitization program.

Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

COMPANY BUSINESS AND STRATEGY

General

Our business model and principal strategy are based on our belief that an efficiently structured financial institution can achieve an attractive level of profitability though investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities in a disciplined manner. Our primary financial goal is to generate steady regular dividends for our stockholders.

Securitization of Jumbo Residential Loans

Our primary product/market focus is investing in, credit-enhancing, and securitizing high-quality jumbo residential real estate loans and related securities. Our permanent asset portfolio consists primarily of CES and IOs that were created through the securitization, by us or others, of high-quality jumbo residential real estate loans. The underlying loans have interest rates that are fixed, adjustable or hybrid (hybrids have a fixed rate period that is followed by an adjustable rate period).

Our residential loan securitization activities focus primarily on adjustable-rate jumbo residential loan products.

According to industry sources, approximately $7.9 trillion of residential real estate loans were outstanding in the United States as of December 31, 2004. The amount of residential real estate loans has grown at an average rate of 9% per year for approximately 20 years as home ownership and housing values have generally increased. New originations of residential real estate loans have ranged from $1.0 trillion to $3.8 trillion per year over the last five years. Originations generally increase in years when refinancing activity is stronger due to declines in long-term interest and mortgage rates.

The U.S. government-sponsored residential real estate loan investment and credit-enhancement companies, Fannie Mae and Freddie Mac, are prohibited from owning and credit-enhancing real estate loans with balances over certain limits. The limit for single-family real estate loans originated within the continental United States was $359,650 beginning in 2005. Loans with balances larger than this limit are commonly referred to as jumbo loans. We estimate that over the past five years, new originations of jumbo residential real estate loans have ranged between $250 billion and $635 billion per year, constituting between 17% and 24% of total new residential loan originations. We believe that outstanding U.S. jumbo residential real estate loans total over $1.5 trillion as of December 31, 2004. We also believe that the outstanding balance of jumbo residential real estate loans is likely to continue to grow at approximately the same rate as the residential loan market as a whole (between 4% and 12% per year).

Each year the amount of jumbo loans that are available for securitization consists of new originations (plus seasoned loans) that are securitized directly by or sold into the secondary mortgage market by financial institutions. When banks and thrifts (and, to a lesser degree, other financial institutions) acquire loans (or retain newly originated loans) to maintain or increase the size of their loan portfolios, these loans are generally not available for securitization. The amount of jumbo loans available for securitization each year depends on the economic conditions and other factors that determine the level of new loan originations and the relative attractiveness to financial institutions of selling versus buying or retaining loans for portfolio.

We estimate that the share of jumbo residential real estate loans outstanding that have been securitized has been increasing steadily from less than 10% in 1990 to over 50% in 2004. As a result of continued bank portfolio demand and also reduced originations, we expect that the supply of new jumbo loan securitizations may be somewhat reduced in the next few years. Nevertheless, we do expect that there will continue to be a reasonable amount of CES and IO securities available for sale, relative to the purchase rate that we need to maintain to reinvest cash flows generated from the pay down of assets within our portfolio.

Residential Credit-Enhancement Securities

We have been investing in residential CES for our permanent asset portfolio since our founding in 1994. We started our residential loan securitization program in 1997 to produce economic gains and also to provide an additional source of high-quality residential CES for our permanent asset portfolio.

In a securitization, ABS are sold by a securitization entity to capital markets investors. Most of the demand for ABS is for AAA and other investment-grade rated securities. In order to create AAA and other highly rated ABS from a pool of residential real estate loans, a form of credit-enhancement is necessary in order to reduce the risk of credit loss to the investment grade securities that could come from the underlying loans. A pool of residential real estate loans can be credit-enhanced through a number of different methods. The senior/subordinated structure is currently the most prevalent method for credit-enhancement of jumbo residential real estate loans. This structure establishes a set of senior security interests in the pool of real estate loans and a set of subordinated security interests in the pool. The subordinated interests are acquired by one or more entities that, through the purchase of these interests, provide credit-enhancement to the underlying real estate loans and the more senior ABS. Under the terms of the securitization, credit losses in the loan pool reduce the principal of the subordinated interests first, thus providing some credit protection to the senior ABS that allows them to be rated investment-grade. Other forms of credit-enhancement, such as pool insurance provided by mortgage insurance companies, bond insurance provided by bond insurance companies, and corporate guarantees, are often less efficient than the senior/subordinated structure due to regulation and rating agency requirements, among other factors.

Companies that credit-enhance jumbo residential real estate loan securitizations profit from cash flows generated from the ownership of the subordinated CES. The amount and timing of credit losses in the underlying loan pools affect the yields generated by these assets. The potential credit exposure to the residential real estate loans is limited to the investment in the subordinate interests acquired. These interests are generally purchased at a discount to the principal value of the interest, and much of the potential return to the subordinated investor is generated through the ultimate return of the principal that remains after realized credit losses are deducted. To the extent that the remaining principal (after credit losses) is returned to the owner of the CES more quickly than expected due to faster-than-expected prepayment rates, the investor in this security will likely benefit. In addition, par (100% of principal) value calls of these securities (which generally may occur when the current balance of loans is less than 10% of the original balance of loans securitized) will generally benefit the owner of the CES.

We believe that the business of acquiring and owning residential CES is highly fragmented. Companies that credit-enhance jumbo residential loan securitizations include banks and thrifts (generally credit-enhancing their own loan originations), insurance companies, Wall Street broker-dealers, hedge funds, private investment firms, mortgage REITs, and others.

The liquidity crisis in the financial markets in 1998 caused many of the participants in this market to withdraw. With reduced demand stemming from reduced competition, and increased supply of securitized product as a result of increased new originations, as well as sales of seasoned loan portfolios, prices of residential credit-enhancement interests declined and the acquisition of these interests became more attractive. Prices further declined in 1999 as financial turmoil continued and many financial institutions reorganized themselves to focus on other businesses.

From late 1998 through 2002, the prices of assets and the margins available in the jumbo residential CES business were generally attractive. In 2003, 2004, and early 2005, while the supply of CES generally increased as a result of an increase in jumbo real estate loan securitizations, there was a general increase in competition, demand, liquidity, and prices in this market. We believe that we will continue to experience increased competition in our efforts to acquire these assets, and that reduced supply is likely in the next few years. These factors may drive prices of residential CES even higher. With higher pricing, we are reducing the rate at which we acquire new securities of this type and our earnings potential is reduced

(relative to assets acquired in the last five years) for the assets we do acquire. We have decided — due to higher pricing — to cease acquiring for our permanent asset portfolio some of the types of residential CES. At current and higher price levels, we may still find some attractive new asset acquisition opportunities, but with reduced acquisitions and increased sales of seasoned assets (as a result of higher prices and our capital recycling disciplines), we could become a net seller of these assets.

Residential Interest-Only Securities

One or more IO securities are typically created during most residential real estate loan securitizations. These securities do not have a principal value. They receive interest payments but no principal payments (thus they are called “interest-only”).

IO securities can be structured in a variety of ways. Some are simple, and thus are typically more liquid. Other IO securities that absorb a greater degree of the risk of the underlying securitization transaction can be highly complex and thus more difficult to sell or value.

The interest payments made on the IO securities we typically acquire are determined by the spread between the higher level of interest income paid to the securitization entity by the underlying loan collateral less the lower level of interest paid on the owners of the other ABS issued by the securitization entity. Typically if the loans underlying the securitization remain outstanding longer than expected (i.e., the loan prepayment rate is slower than expected), the owner of the IO securities will earn a higher yield than expected at purchase. Faster than expected prepayments generally lower the returns of IO securities holders. Generally, IO securities have little or no effective credit risk.

To the extent there is a mismatch of interest rate characteristics between the securitized loans owned by a securitization entity and the ABS issued by that entity, cash flow payments to the owner of the IO securities may vary as interest rates change. For instance, for most of our Sequoia securitizations there is an interest rate mismatch between Sequoia assets (the majority of which are six-month London Inter-Bank Offered Rate (“LIBOR”) adjustable rate) and Sequoia ABS issued (the majority of which are one-month LIBOR adjustable rate). For those Sequoia entities from which Redwood has acquired the IO securities (generally, Sequoia 2004-2 and earlier securitizations), Redwood is exposed to this mismatch risk and thus undertakes a hedging program to minimize this risk. Redwood is not exposed to the mismatch risk of those Sequoia transactions from which Redwood has not acquired the IO securities that bear the spread risk. However, the assets and liabilities of these securitization transactions are consolidated onto Redwood’s GAAP balance sheet. Redwood’s exposure to asset-liability matching issues is therefore significantly less than would be implied by an examination of the assets and liabilities that Redwood reports for GAAP purposes.

We believe that the business of acquiring and owning IO securities generated through the securitization of jumbo residential loans is fragmented. A deeper and more active market for more complex IO securities has developed in the last several years, in part due to interest from money managers, mutual funds, hedge funds, and other capital markets participants seeking attractive fixed income yields. Increased interest in this asset class has increased both prices and liquidity for IO securities. As a result, it has become relatively easier for the Sequoia entities we sponsor to sell IO securities to third parties at attractive prices As a result of increased liquidity and higher prices for IO securities (and similar premium priced asset-backed securities), early in 2004 we ceased acquiring for our permanent asset portfolio most of the larger IO securities generated by Sequoia entities. In special situations, we have continued acquiring a relatively small volume of IO securities from Sequoia entities and securities from securitizations sponsored by others, in each case typically for sale to Acacia CDO securitizations.

The development of a deeper and more liquid market for IO securities has enabled companies that do not have the ability or desire to own IO securities as permanent assets to be more competitive with us in the business of acquiring and securitizing jumbo loans.

Our Company

Over the past ten years, we have built a company that allows us to compete in the business of investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities. The key aspects of our business model include:

Business focus. We invest in, credit-enhance, and securitize residential and commercial real estate loans and securities. Our primary source of revenue is interest income, which consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on their real estate loans. We are taxed as a real estate investment trust. As a REIT, we generally are not required to pay corporate income taxes on the REIT taxable income that we distribute to stockholders as dividends.

Our primary product focus is residential and commercial loans that are high quality. “High quality” means real estate loans that typically have features such as low loan-to-value ratios, borrowers with strong credit histories, and other indications of quality relative to the range of loans within U.S. real estate markets as a whole. We currently sponsor the securitization (through our Sequoia program) of all the residential real estate loans we acquire. We also sponsor the re-securitization (through our Acacia CDO program) of the bulk of the real estate securities we acquire that are not CES.

Our focus is to manage a permanent portfolio of assets funded with equity and generating long-term cash flows. Most of the assets we own in our permanent asset portfolio are securities we have acquired from securitizations sponsored by others. The remainder of our permanent asset portfolio (except for a small amount of commercial real estate loans) consists of securities from securitizations of residential loans we sponsored as part of our Sequoia program and re-securitizations of residential and commercial real estate loan-backed securities we sponsored as part of our Acacia CDO program.

For our permanent asset portfolio, we typically invest in securities (from securitizations sponsored by us or by others) that have concentrated credit and prepayment risk. We believe we have built the specialized knowledge and operations, and a highly efficient and specialized corporate structure, to support a successful program of creating and investing in these types of securities.

Stong balance sheet. We seek to maintain a balance sheet that we believe should allow us to weather potential general economic downturns and liquidity crises. Our permanent assets do have concentrated risks; however, our maximum loss exposure to these assets generally limited to our adjusted acquisition cost basis (adjusted for payments received and cumulative amortization subsequent to acquisition) for these assets. Furthermore, we do not leverage or borrow against these assets in the normal course of business. We believe our largely financially un-leveraged capital structure (except for debt assumed to accumulate assets as inventory for sale to securitization entities) and our robust capital position (we maintain equity capital greater than our maximum loss from all our permanent portfolio assets combined) are the principal elements of a strong balance sheet.

Emphasis on long-term asset portfolio. Through our operations, we seek to structure, acquire, and build a portfolio of valuable real estate securities. We seek to structure and own long-term assets that generally have expected average lives of five to ten years. The long-term nature of these assets helps to reduce reinvestment risk and generally provides us with more stable and proprietary cash flows that help support our goal of maintaining steady dividends over time.

Specialized expertise and scalable operations. We believe we have developed the specialized expertise necessary to efficiently and economically invest in, credit-enhance, and securitize jumbo residential real estate loans, commercial real estate loans, and other real estate loan assets. Our accumulated market knowledge, relationships with mortgage originators and others, sophisticated risk-adjusted capital policies, strict underwriting procedures, and successful experience with shifting financial market conditions allow us to acquire and securitize real estate loans and own and manage our permanent asset portfolio and effectively manage the risks inherent in those businesses. We build and maintain relationships with large mortgage originators, banks that are likely to sell real estate loan portfolios, Wall Street investment firms that broker real estate loans and securities, and the buyers of ABS from the securitizations we sponsor. We continue to develop our staff, analytics, models, and other capabilities that help us structure securitization transactions and cash flows, evaluate the credit quality of individual loans and pools of loans, underwrite loans effectively, and monitor trends in credit quality and expected losses in our existing assets. We establish relationships with our servicing companies to assist with monthly surveillance, loss mitigation efforts, delinquent loan workout strategies, and liquidation of defaults for the loans underlying the securities we have invested in. Aside from collaborating with servicers on these issues, we insist that specific foreclosure timelines be followed and that representations and warranties made to us by sellers are enforced. For balance sheet management, we work to project cash flows and earnings, determine capital requirements, source borrowings efficiently, preserve liquidity, and monitor and manage risks effectively.

We believe that our operations are scalable. In the long run, we do not expect our operating expenses to grow at the same rate as our net interest income, should we expand our capital base and our portfolios. Thus, other factors being equal, we believe that growth in our capital could be accretive to earnings and dividends per share.

Competitive advantages. As a REIT, we pay only limited income taxes, traditionally one of the largest costs of doing business. In addition, we are not subject to the extensive regulations applicable to banks, thrifts, insurance companies, and mortgage banking companies; nor are we subject to the rules governing regulated investment companies. We believe the absence of business-restrictive regulations in our market sector is a competitive advantage. The regulations applicable to certain financial companies can cause capital inefficiencies and higher operating costs for certain of our competitors. We believe our structure enables us to acquire attractive investments that are not feasible or practical for other financial companies.

Investment flexibility. We are open to investing in, credit-enhancing, and securitizing other types of real estate mortgage assets that may complement and benefit our core business activities. In addition to our investments in CES and IO securities backed by jumbo residential loans and HELOCs, we currently invest in commercial real estate CES, commercial real estate loan participations, and CDO equity securities backed by diverse types of residential and commercial real estate loans and securities. Depending on the relative attractiveness of the opportunities in these or new product lines, we may increase or decrease the size of and capital allocation to these portfolios over time.

Our Strategy

Our primary financial objective is to produce a steady, regular dividend for stockholders, primarily through investing in, credit-enhancing, and securitizing high-quality residential and commercial real estate loans and securities. Although our primary objective is steady, regular dividends, we believe it may be possible to raise our regular dividend rate from time to time if we can increase our core rate of sustainable profitability. This may be accomplished if we become more efficient and productive (which, in our view, would most likely to be accomplished through growth), if we diversify our sources of investment opportunity and risk, and/or if we increase tangible book value per share through retention of a portion of our earnings or through accretive stock offerings at prices in excess of book value.

The key aspects of our strategy include:

Preserve portfolio quality. In our experience, the highest long-term risk-adjusted returns come from investing in, credit-enhancing, and securitizing high-quality real estate loans and securities. For this reason, when we take concentrated “first-loss” credit risk, we focus primarily on acquiring securities for our permanent asset portfolio that are backed by “A” quality or “prime” quality jumbo residential real estate loans, prime quality home equity lines of credit, and commercial real estate loans that meet the generally higher quality standards of the commercial mortgage-backed securitization (“CMBS”) market.

Within the prime residential real estate loan category, there are degrees of quality: “A”, “Alt-A”, and “A minus.” As compared to the residential market as a whole, we believe our portfolio of residential CES is backed by loans that are generally concentrated in the top quality end of the “A” residential real estate loan category. We generally invest in securities backed by residential real estate loans from large, high-quality national mortgage origination companies. We also have some of the highest quality servicing companies processing our loan payments and assisting with loss mitigation. While we do acquire (and sell to Acacia) securities backed by residential loans that are less than “A” quality, nearly all of the securities of this type that Acacia acquires are rated investment-grade because they are credit-enhanced in some form by others, which mitigates Acacia’s risk of credit loss from these securities and thus reduces our risk of loss as the owner of the CDO equity securities issued by Acacia.

Maintain geographic diversity. We invest in securities that are backed by loans that, in aggregate, are located in all 50 states. With the exception of California and Florida, no one state generally represents more than 5% of our residential credit exposure. Our exposure to California residential loans through our ownership of CES sponsored by others and us is 40% to 50% of our total exposure, which is approximately the same percentage as California’s percentage of the total U.S. jumbo residential real estate loan market. Less than 1% of the jumbo loans on which we take concentrated credit risk are located in any one zip code in the United States.

Manage interest rate risk and prepayment risk. We generally seek to put ourselves in a position where changes in interest rates would not be likely to materially harm our ability to meet our long-term goals or maintain our regular dividend rate. We use debt to finance on a temporary basis loans and securities that we are accumulating as inventory for sale to securitization entities. This debt ($203 million at December 31, 2004) is short-term floating rate debt. We believe this debt is a good interest rate match for the floating and adjustable-rate assets we are accumulating as inventory, but does not provide a good interest rate match for fixed and hybrid (fixed and then floating rate) assets. When we acquire fixed and hybrid rate assets on a temporary basis as inventory for securitization, we use interest rate agreements (such as interest rate swaps and interest rate futures) to modify the interest rate characteristics of our debt so that it matches the characteristics of these assets. When we sell these assets to a securitization entity, we close out the interest rate agreement transactions that are associated with these liabilities. This program has been effective, even as interest rates change, in matching our debt to these assets during the short period we own these assets.

Our permanent asset portfolio is currently financed with equity and, therefore, there is no asset-liability mismatch. However, our future earnings and cash flow from each of our permanent portfolio assets could potentially be affected by changes in interest rates and prepayment rates. For instance, our earnings from residential CES will generally benefit over time if the underlying loans prepay quickly. Our earnings from residential IO securities will generally benefit from slower prepayments of the underlying loans. The bulk of the loans underlying our residential CES are fixed or hybrid rate loans, while the bulk of the loans underlying our residential IO securities portfolio are adjustable-rate. A significant decrease in fixed and hybrid prepayment rates could have some negative effect on our long-term earnings. In the recent past, fixed and hybrid prepayments have decreased, although not to levels that would reduce our earnings from these assets to unattractive levels. During 2004, we reduced our on-going purchases of IO securities from our Sequoia securitizations and increased our volume of purchases of residential CES backed by adjustable-rate loans (these CES benefit from faster prepayments and, thus, tend to reduce our overall prepayment risk with respect to adjustable rate loans). As a result of these activities, we believe we are currently positioned to benefit to a small degree (generally, in the long-term) from an increase in adjustable-rate loan prepayments (and a decrease in these prepayment rates might not be favorable).

In addition to affecting prepayment rates, changes in interest rates can directly affect earnings from some of our permanent assets, even though they are equity-financed. Fixed rate assets can provide steady earnings as interest rates change; however, floating and adjustable rate assets generally produce higher earnings as short term interest rates increase and lower earnings as short term interest rates decrease (assuming all other factors are constant). We have a mix of both fixed rate and floating rate assets in our permanent asset portfolio. Our earnings from some of the more complex IO securities we own could also vary in the short term due to changes in interest rates. For instance, many of the IO securities we have purchased from Sequoia securitizations earn the net interest spread between the yield generated by the underlying one- and six-month LIBOR-indexed loans and the cost of primarily one-month LIBOR-indexed payments to ABS holders. If short-term interest rates were to rise rapidly, this spread could be compressed for a few months, reducing our earnings generated from these IO securities. To stabilize our earnings from this source, we use interest rate swaps and futures that effectively synthetically convert Sequoia’s ABS payments from a one-month LIBOR to a six-month LIBOR index, thus matching the characteristics of the income payments generated by the loans. This program has been effective at stabilizing the returns we earn from these IO securities as short-term interest rates change. For Sequoia transactions completed after Sequoia 2004-2, we have not acquired the IO securities and, thus, we are unaffected by interest rate mismatches within these transactions and we do not hedge the liabilities associated with these transactions.

Manage capital levels. We manage our capital levels, and thus our access to borrowings and liquidity, through risk-adjusted capital policies supervised by our senior executives. For most of our permanent assets, our minimum equity capital requirement is 100% of our investment. Thus, our minimum internal equity capital requirement equals our maximum loss amount for those assets. For assets held temporarily as inventory prior to the sale to a securitization, our minimum internal equity capital requirement is generally materially higher than the amount required by the lenders that have advanced us the debt we use to fund these assets. We believe our conservative and well developed risk-adjusted capital guidelines are an important tool that helps us achieve our goals and mitigate the risks of our business. We continually seek to improve the effective use of our capital without changing our underlying goals and policies. Through these policies, we believe we effectively assign a capital adequacy guideline amount and maintain sufficient cash to appropriately manage our capital needs. In most circumstances in which our actual capital levels decreased below our capital adequacy guideline amount, we would expect to cease the acquisition of new assets until capital guideline levels were restored through loan prepayments, asset sales, securitization transactions, capital raising, or other means.

Our current plan is to continue to sell all the residential real estate loans we acquire and the bulk of the real estate securities we acquire to securitization entities we sponsor. We currently plan to restrict our use of debt to the temporary funding of assets under accumulation as inventory for sale to a securitization entity. To the extent that we do have real estate assets funded with debt that are subject to margin calls, our capital requirement guidelines will fluctuate over time, based on changes in these assets’ credit quality, liquidity characteristics, potential for market value fluctuation, interest rate risks, prepayment risks, and the over-collateralization requirements for these assets as set by our collateralized lenders.

Pursue growth and diversification. We are pursuing a long-term growth strategy, seeking to increase the amount of equity capital we have employed in our business of investing in, credit-enhancing, and securitizing real estate loans and securities. As we increase our equity, we believe we will be able to strengthen our relationships with our customers from whom we buy real estate assets, thus potentially giving us certain pricing, cost, and other competitive advantages. As we increase the size of our capital base, we believe that we may benefit from improved operating expense ratios, lower borrowing expenses, improved capital efficiencies, and related factors that may improve earnings and dividends per share. In order to continue to grow, we have been expanding our capabilities and financing arrangements to allow us to increase our investment in diverse residential and commercial real estate securities and loans. We believe diversification into related new product areas may provide us with diversification of both risk and opportunity, and help us to achieve our long-term growth goals.

Acquiring and Creating Permanent Assets

Our Consolidated Balance Sheets include loans and securities we have acquired and securitized through the Sequoia and Acacia programs. Below is a discussion of our permanent asset portfolio by type of underlying collateral. It is these permanent assets that have the concentrated credit risk and/or prepayment risk, and that generates long-term cash flows to fund our dividend distributions. Due to GAAP accounting treatments, some of the permanent assets do not appear as assets on our Consolidated Balance Sheets; they are effectively reported as an excess of assets over liabilities consolidated from securitization entities we sponsor.

Residential Real Estate Loans

Our Consolidated Balance Sheets show “residential real estate loans”, which includes the residential loans that we own temporarily as inventory prior to sale to a securitization entity ($193 million at December 31, 2004), in addition to loans that are consolidated onto our balance sheet from the Sequoia brand-name ABS entities that we have sponsored ($23.6 billion as of December 31, 2004). The residential real estate loans we are accumulating as inventory for sale to securitization entities and the residential real estate loans included on our Consolidated Balance Sheets from securitizations we have sponsored consist of “high” quality residential loans that generally have relatively low loan-to-value ratios and borrowers with relatively high credit scores (in each case relative to the U.S. residential real estate loans as a whole). Most of these loans are jumbo loans that have loan balances that exceed (at origination) the loan limit imposed on Fannie Mae and Freddie Mac (currently $359,650) and, therefore, they were not eligible at origination for purchase or credit-enhancement by these government-sponsored enterprises. Almost of all of the residential loans in our consolidated “residential real estate loans” are adjustable-rate loans with an interest rate that adjusts each month, three months, or six months.

We make bulk purchases of residential whole loan portfolios that meet our acquisition criteria and that are priced attractively relative to the value of ABS that could be issued in a securitization of these loans. In addition, we acquire new loans on a continuous or “flow” basis from originators that have loan programs that meet our desired quality and loan type standards.

We plan to continue to accumulate inventories and sponsor the securitization of high-quality jumbo residential loans when loans are available on attractive terms relative to our anticipated proceeds from a sale to a securitization entity (i.e., the market value of the loans is less than the market value of the ABS — backed by these loans — that could be sold by that entity). We currently focus on adjustable-rate real estate loans, and we may also from time to time acquire and sponsor the securitization of hybrid or fixed rate loans.

The process of securitization commences when we underwrite and acquire residential real estate loans from sellers. We generally seek to quickly build an inventory of these loans that is large enough (at least $200 million) to support an efficient securitization. We source our loan acquisitions from large, well established mortgage origination companies and large banks and thrifts.

Our Consolidated Statements of Income reflect interest income that flows to us as owners of loans held temporarily as inventory prior to sale to a securitization entity and also interest income flowing to consolidated securitization entities that own the loans that have been securitized in transactions sponsored by us. Interest income for GAAP consists of cash interest payments from loans, less net amortization of premiums paid at acquisition in excess of principal value of loans, less credit provision expenses incurred to provide for credit reserves for credit losses. With respect to these loans, our Consolidated Statements of Income also include interest expenses associated with debt ($203 million at December 31, 2004) incurred to finance the purchase of loans on a temporary basis as inventory prior to sale to a securitization entity and consolidated interest expenses associated with the ABS issued ($23.6 billion at December 31, 2004) by consolidated securitization entities. Interest expenses for ABS issued include cash payments to ABS holders, plus amortization of ABS issuance fees, less net amortization of premiums and discounts received from the sale of ABS at prices above or below principal value (including amortization of the sale price of ABS sold in interest-only form). For GAAP purposes, ABS issued by these entities that are acquired by us for our permanent asset portfolio are not recognized as “asset-backed securities issued” liabilities on our Consolidated Balance Sheets nor are the assets we acquire shown as assets on our Consolidated Balance Sheets. Both of these items are eliminated on consolidation for GAAP purposes. Similarly, the interest expenses for the securitization entities for securities we acquire and the interest income we receive as an owner of these securities are also eliminated on consolidation for GAAP purposes.

Also included in consolidated interest expenses (to the extent we elect hedge accounting) are the costs or benefits associated with interest rate agreements (such as interest rate swaps and futures) associated with our hedging the variable interest rate payments in the liabilities associated with these residential assets.

We typically acquire for our permanent asset portfolio the CES issued by the residential loan securitizations that we sponsor. These securities bear concentrated credit risk with respect to the securitized loans, and are typically in a first-loss position or a second-loss position with respect to credit losses incurred within the securitization (credit losses reduce the principal value of the securities we have acquired). Typically, first-loss securities do not have a credit rating (they are NR, or “not rated” securities) and second-loss securities typically have a below-investment grade credit rating of B.

Prepayment rates are an additional factor in the returns we will experience from these CES. Faster prepayment rates generally result in a faster return of principal from these securities, which generally increases our investment returns. We acquire CES at their market value, which is a steep discount to the principal of the security in most cases, due to the concentration of credit risk. If the principal of these securities is not entirely eliminated by credit losses in the underlying loan pools over time, under the terms of the securitization structures we will eventually receive principal payments. Principal payments from these securities will typically commence three to ten years after the securitization date. A higher level of delinquencies and/or cumulative credit loss within the securitized pool of loans can delay, reduce, or eliminate principal payments. Prepayment rates also affect the date of principal return; slower prepayment rates generally delay the return of principal and faster prepayment rates generally accelerate the return of principal. An earlier date of principal (if any) returned to the securities, generally increases our investment returns since we acquired these securities at a discount price to principal value.

For Sequoia securitizations we sponsored prior to March 2004, we also acquired for our permanent asset portfolio (and also as inventory for our Acacia resecuritization program) some or all of the issued IO securities. The IO securities holder receives interest payments based on a “notional value” of principal, but has no right to receive principal payments. These IO securities are, for the most part, rated AAA by credit rating agencies, as the risk of economic loss to the IO securities holders as a result of credit losses within the underlying loan pool is remote. However, these IO securities do bear prepayment risk with respect to the securitized loans. In general, a slower rate of prepayment enhances the economic returns of the owner of the IO securities. There are many different types of IO securities, and their payment structures can be complex. In general, the notional principal value of an IO security (which determines the level of interest payments made to the IO securities owner) will be higher over the long run (thus resulting in a greater level of interest payments to the IO securities owner) if the underlying loans prepay at a slower rate. A very rapid prepayment rate for the underlying loans, if sustained over a period of several years, could result in a very low or negative rate of investment return for the IO securities owner.

The bulk of the loans underlying the IO securities we have acquired for our permanent asset portfolio are adjustable-rate residential loans with coupon rates that adjust each month, three months, or six months as a function of LIBOR short-term interest rates. Upon acquisition, we have generally assumed that the long-term prepayment rate (“Conditional Prepayment Rate” or CPR) for these loans will be 25% of the balance of the loans each year. In our experience, CPRs on these loans have ranged from 10% to 40%, but over the past decade average CPRs on these types of loans have rarely exceeded 25% over a sustained period of several years. Many factors influence the prepayment rates of adjustable-rate loans. One major factor is the shape of the yield curve. We expect that a flat or inverted yield curve — where short-term rates are slightly less than, equal to, or greater than long term interest rates — should generally result in faster prepayment rates on adjustable-rate residential loans. In this case, faster prepayments of adjustable-rate loans would likely produce lower economic returns on our IO securities. However, these faster prepayments would produce higher economic returns from the CES we have acquired from adjustable-rate residential loan securitizations. As of December 31, 2004, we believe any increase in returns would likely offset and may exceed the concurrent reduction in returns over the long term that we would earn from IO securities on CES we own that are backed by adjustable-rate loans. However, the timing of the recognition of these generally offsetting returns would likely not match, as residential CES are longer-lived securities and the recognition of higher returns from faster ARM prepayments may occur at a subsequent point in time.

Our Acacia CDO program assets also have a degree of exposure to the loans shown on our Consolidated Balance Sheets as “residential real estate loans”. Acacia entities have acquired second-loss securities (usually rated B), third-loss securities (usually rated BB), investment-grade securities, and a small amount of IO securities from the Sequoia name-brand residential loan securitization entities we have sponsored. Thus, the credit, prepayment, and interest rate performance of the loans shown on our Consolidated Balance Sheets as “residential real estate loans” are one of the many factors that affect the economic returns we earn from our investment in Acacia CDO equity securities.

Our exposure to securities we acquire from Sequoia securitization entities is generally limited to our investment in these securities. As a result, our maximum loss from the loans consolidated on to our Consolidated Balance Sheets from securitization entities is a small fraction (usually less than 3% and often less than 1%) of the aggregate loan balances reported. Since we hold the permanent asset securities we acquire from Sequoia and Acacia with equity as permanent assets, and generally do not borrow against or leverage these securities, the maximum loss we could sustain from these assets is generally less than our equity capital base.

Residential Home Equity Lines of Credit

During the second quarter of 2004, we acquired a $335 million portfolio of high-quality home equity lines of credit and sold these HELOCs to an ABS entity (Sequoia HELOC Trust 2004-1) for securitization. We may acquire and sponsor the securitization of more HELOCs in the future. In general, this HELOC securitization should be considered a “pilot” program with respect to efforts to build a new product line. We expect our securitization volume in HELOCs will most likely grow slowly (if at all) over a period of years, unless prices decline because banks reduce the amount of these assets held in their portfolios.

The HELOC portfolio securitized by Sequoia HELOC Trust 2004-1 consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of 10 years. During the revolving period, borrowers have the option of drawing funds up to the available credit limit. As a result, the balance of each loan, and the total balance of this portfolio, may increase if borrowers increase their draws. The interest rate on the HELOCs adjusts as a function of the prime short-term interest rate. The HELOC portfolio is generally high quality and is characterized by relatively high FICO credit scores (average of 725) and relatively low loan-to-value ratios (average of 75%) for the combination of the first-lien and second-lien (if any) loans, assuming a maximum draw. The borrowers in this HELOC portfolio are similar in many ways to the borrowers in our consolidated residential real estate loan portfolio. In general, however, due to the second-lien nature of many of these HELOCs, we expect delinquencies for HELOCs to be somewhat higher than we experience with our consolidated residential real estate loan portfolio. The loss frequency of our HELOCs should be approximately similar to our other residential loans of the same vintage, we believe, but we expect the loss severity (credit loss from a default, as a percentage of the loan balance) of HELOCs could be significantly higher (close to 100%). Due to the higher loss severity, we expect cumulative credit losses over time on securitized HELOCs could be materially higher than for the other residential loans in Sequoia. We have factored this higher loss expectation into our acquisition pricing and securitization calculations. As a result, we believe these securitized HELOCs can produce significantly higher losses than our other residential loans while, at the same time, we still can earn an attractive rate of return from the over-collateralization (OC securities) we acquired from the HELOC securitization trust. The OC securities are the functional equivalent of a combination of the CES and the IO securities issued from the securitization of these HELOCs.

Credit losses reduce our returns from our investment in the HELOC securities. In addition, if the net rate of prepayment of the HELOC loans (net of draws) is relatively fast, our earnings from the OC securities we acquired could be significantly lower than if net prepayments are relatively slow. Furthermore, the ABS issued by Sequoia HELOC Trust 2004-1 have an adjustable-rate coupon that adjusts as a function of the LIBOR index. If LIBOR should rise relative to the prime interest rate that determines the rate paid by the HELOC borrowers, our earnings from the OC securities we own would be reduced.

As with residential loans described in the section above, the assets and the liabilities of Sequoia HELOC Trust 2004-1 are consolidated on our balance sheet, and the interest income the trust earns on these HELOCs and the interest expenses the trust pays to ABS holders are reported as interest income and expense on our Consolidated Statements of Income.

Residential Credit-Enhanced Securities

We own residential CES acquired from ABS securitizations sponsored by other financial institutions. These are included in our residential CES portfolio as reported on our Consolidated Balance Sheets, as are residential CES from securitizations sponsored by others that have been acquired by Acacia entities. As noted in the residential loan discussion above, the residential CES issued by the securitizations of residential loans that we have sponsored (generally under the Sequoia label) are not reported on our Consolidated Balance Sheets, even though they are similar to the CES we own that are sponsored by financial institutions. The discussion below relates entirely to that portion of our residential CES that were acquired from securitizations sponsored by others and thus appear on our Consolidated Balance Sheets as residential CES. (Since we did not sponsor these entities, the assets and ABS liabilities of these entities are not reported on our Consolidated Balance Sheets, only our adjusted cost basis in the security that we — or Acacia — acquired is included).

Residential CES are the securities, issued by a residential loan ABS entity, that bear the bulk of the likely credit risk of the pool of loans that were securitized. By bearing the credit risk, these securities credit-enhance the other securities issued by the ABS entity, allowing those securities to earn high ratings from credit rating agencies, thus allowing them to be sold to a wide variety of capital markets investors. The CES that bear the concentrated credit risk typically have below investment-grade credit ratings. The maximum loss for the owner of these securities is limited to the investment made in purchasing the CES.

Generally, we acquire CES from leading high-quality national mortgage origination firms and certain other smaller firms that specialize in high-quality jumbo residential real estate loan originations. We also have in the past worked with large banks that are sellers of seasoned portfolios of high-quality jumbo residential real estate loans. We either work directly with these customers or we work in conjunction with an investment bank on these transactions. Our CES are backed by fixed-rate, hybrid, and adjustable-rate residential real estate loans.

The principal value of the CES in any rated senior/subordinated securitization is determined by the credit rating agencies: Moody’s Investors Service, Standard & Poor’s Rating Services, and/or Fitch Ratings. These credit agencies examine each pool of residential real estate loans in detail. Based on their review of individual loan characteristics, they determine the credit-enhancement levels necessary to award investment grade ratings to the bulk of the ABS securities formed from these loans.

Our actual investment, and our risk, is less than the principal value of our CES since we acquire these interests at a discount to principal value. For GAAP purposes, we designate a portion of this discount as our credit protection for future losses; the remainder we amortize into income over time. For tax purposes, we cannot anticipate future credit losses. Thus, the entire discount is projected to be amortized into income, and when the losses occur, there will be a tax deductible expense.

Our first defense against credit loss is the quality of the residential real estate loans we credit-enhance. These loans are generally in the high-quality range, as measured by such loan factors as loan-to-value ratios, debt-to-income ratios; credit quality and FICO score of the borrower, and completeness of documentation. The loans are secured by the borrowers’ homes. Compared to most corporate and consumer loans, the residential real estate loans that we credit enhance have a much lower loss frequency and a much lower loss severity. (The loss severity is the percentage of the loan principal and accrued interest that we lose upon default.)

Our exposure to credit risks of the residential real estate loans that we credit-enhance is further limited in a number of respects as described below:

Risk tranching. A typical residential real estate loan securitization has three CES: a “first-loss” security; a “second-loss” security; and a “third-loss” security. Our first-loss security investments are directly exposed to the risk of principal loss on any loan in the underlying loan pool that may default. Our second-loss securities are exposed to credit loss if cumulative pool losses exceed the remaining principal value of the first-loss security. Our third-loss securities are exposed to loss if cumulative pool losses exceed the remaining principal value of both the first- and second-loss security. Thus, not all our investments in CES are immediately exposed to loss, and to the extent a third-party owns a first-loss security or another security that is junior to the security we own, we benefit from the credit enhancement provided by others.

Limited maximum loss. Our potential credit exposure to the residential real estate loans that we credit-enhance is limited to our investment in the CES that we own.

Credit protection established at acquisition. We acquire CES at a discount to their principal value. For GAAP purposes, we designate a portion of this discount as credit protection against future credit losses. For many economic circumstances, we believe that this protection should be large enough to absorb future losses for GAAP purposes. We establish the amount of our credit protection at acquisition and adjust it over time following a review of the underlying collateral, economic conditions, and other factors. If future credit results are favorable, we may not need all of the amounts designated as credit protection. In such event, we may then re-designate some of these GAAP credit protection balances as a discount to be amortized into GAAP income over time. If future credit results are worse than previously anticipated, we would either recognize a reduced yield from these securities or we would recognize an impairment. The establishment or re-designation of GAAP credit protection balances for these securities does not affect our cash flow or our taxable income and does not protect us from the economic effect of future losses.

Mortgage insurance. A small portion of the loans underlying our residential CES portfolio consists of residential real estate loans with initial loan-to-value, or LTV, ratios in excess of 80%. For the vast majority of these higher-LTV ratio loans, we benefit from primary mortgage insurance provided on our behalf by the mortgage insurance companies (or from similar protection provided by pledged asset accounts). Thus, for what would otherwise be our most risky mortgage loans, we have passed much of the risk on to third parties and our effective LTV ratios on these loans are lower than 80%.

The securities in the CES portfolio represent first-loss, second-loss, and third-loss interests. We fund the first-loss and second-loss interests with equity and they are included as part of our permanent asset portfolio. The third-loss interest is generally sold to our Acacia CDO entities; thus, these third-loss interests do not represent permanent assets as only the equity we acquire from Acacia is deemed a permanent asset.

Commercial Real Estate Loans and
Commercial Real Estate Securities included in our Securities Portfolio

While our primary investment focus is securities backed by high-quality residential real estate loans, we also invest in commercial real estate loans and securities. Starting in 1998, we originated commercial real estate loans for our portfolio. Currently, we do not originate many commercial loans, and our general goal is to acquire commercial real estate loans or work jointly with originators of commercial loans to structure commercial loan participations. We usually acquire the junior participation. For certain loans, we are still effectively the originator. We acquire (or originate) commercial real estate loans, junior commercial loan participations, mezzanine commercial loans, commercial real estate loan securities and commercial CES.

The commercial loans we own are financed with equity and included as part of our permanent asset portfolio. In order to reduce our investment and increase our returns in a loan, we may sell a senior interest loan. In this scenario, we retain the primary credit risk and our permanent asset is equal to our investment in this junior interest in the loan. For GAAP purposes, these transactions are accounted for as financings so the commercial loans are consolidated into our assets and the senior interest issued by the financing vehicles is included in our consolidated liabilities. We also may sell commercial loans, securities, and loan participants to Acacia securitization entities from which we acquire CDO equity securities for our permanent asset portfolio. In addition, we may acquire interests in joint ventures of other entities that invest in these types of commercial loans and securities.

We are also acquiring additional commercial real estate securities to be held for the long-term in our permanent asset portfolio and seek to increase our investments in commercial CES (first-loss and second-loss securities). This will expose us to additional first-loss credit risk with respect to the commercial real estate loans underlying these securities. We may invest in commercial CES in conjunction with partners. At this time, our commercial CES are reported as part of our securities portfolio.

To date, we have had few delinquencies and losses on our investments in commercial real estate loans and commercial CES. A slowing economy, and factors particular to each commercial loan or pool of commercial loans underlying the securities, could cause credit losses in the future. As this occurs, we would provide for future losses for GAAP purposes by creating a specific credit reserve on a loan-by-loan basis or by changing our credit-loss projections on our commercial mortgage backed securities and thereby considering whether permanent impairment on such securities must be recognized.

Securities Portfolio

Our “securities portfolio”, as reported on our Consolidated Balance Sheets, consists of real estate securities including prime residential, HELOC, sub-prime residential, manufactured housing, second-lien residential, commercial real estate investment-grade and CES, real estate CDO securities (including CDO “equity” and preference share securities), and corporate debt issued by conventional equity REITs that own commercial real estate properties. As investors in these mostly investment-grade and BB-rated securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit for most of these securities (except for those assets in first-loss position) from some credit-enhancement from first-loss or other junior securities that are owned by others.

Our reported consolidated securities portfolio contains (i) a small amount of equity-funded securities (typically first-loss and second-loss commercial and CDO assets), that we intend to keep in our permanent asset portfolio, (ii) a variable amount (usually up to $300 million) of debt-funded securities that we are holding temporarily for future sale to an Acacia ABS entity, and (iii) the bulk of this portfolio of securities that we have sold to Acacia ABS entities but that are included on our Consolidated Balance Sheets. Acacia issues CDO ABS to fund the acquisition of these assets. We consolidate Acacia’s assets, and we reflect Acacia’s issuance of CDO ABS as ABS liabilities on our Consolidated Balance Sheets. Our economic exposure to securities sold to Acacia entities is generally limited to any investment we make in the CDO equity securities issued by those entities. We intend to continue to sponsor Acacia brand-name CDO resecuritization transactions so long as we believe the proceeds from sale of CDOs (including the market value of the securities we may acquire for our permanent asset portfolio) will be greater than or equal to the cost of accumulating the securities we sell to these entities.

To the extent we sponsor the resecuritization of fixed-rate and hybrid securities within Acacia entities, an interest rate mismatch is created, as the ABS issued by Acacia are generally adjustable-rate securities. Acacia typically enters into an interest rate agreements to reduce any such mismatch. These interest rate agreements usually cannot be changed during the life of the securitization. To mitigate any mismatches that may arise over time within the Acacia securitization entities, we may enter into interest rate agreements outside of Acacia.

We may seek to sponsor the securitization of CDOs with assets that are predominately commercial real estate based. We may also undertake a “high-grade” CDO securitization in which we accumulate primarily AA rated (as well as AAA and A rated) securities (mostly real estate related) for resecuritization. High-grade CDOs are typically relatively large in size ($1 billion is not uncommon), so accumulation risk could be an issue. Also, the security that we intend to acquire from such a high-grade CDO securitization — the CDO equity ABS — would be highly leveraged with respect to the credit performance of the underlying high-grade securities portfolio.

RISK FACTORS

The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. This is not an exhaustive list; other factors not listed here could be material to our results. Some of the risks discussed below relate to our permanent asset portfolio. In some cases, under GAAP, these investments are not reported on our Consolidated Balance Sheets. However, the economic risk remains and variations in returns from these assets would impact GAAP balances and income in some manner.

We can provide no assurances with respect to projections or forward-looking statements made by us or by others with respect to our future results. Any one of the factors listed here, or other factors not so listed, could cause actual results to differ materially from expectations. It is not possible to accurately project future trends with respect to these factors, to project which factors will be most important in determining our results, or to project what our future results will be.

Risks Related to our Business

The securities we own expose us to concentrated risks and thus are likely to lead to variable returns.

Our permanent asset portfolio produces the bulk of our profits. It consists of securities we have acquired from securitizations sponsored by us and by others (plus a small amount of commercial real estate loans). Each of the securities we own employs a high degree of internal structural leverage and concentrates its risk into a few securities that we acquire. No amount of risk management or mitigation can change the variable nature of cash flows, market values, and financial results generated by concentrated risks in our investments backed by real estate loans and securities, which, in turn, can result in variable returns to us and our stockholders. We generally fund our acquisitions for our permanent asset portfolio using our equity capital. Since we are not using financial leverage, or debt, to seek to increase our returns from these securities, we only acquire securities that we believe can earn a high enough yield to enable us to provide our stockholders with an attractive equity rate of return. In general, we expect to earn an internal rate of return, or IRR, of cash flows from each of our permanent asset portfolio assets that we believe is likely to equal or exceed 14% on a pre-tax and pre-overhead basis. In order to earn this rate of return on a financially un-leveraged basis, we generally acquire the most risky securities from any securitization. Most securitizations of residential and commercial real estate loans concentrate almost all the credit risk of all the securitized assets into one or more CES or CDO equity securities. (The CDO securities we acquire and own in our permanent asset portfolio are “equity”, “preference share”, and “non-investment grade” securities. Collectively, we refer to these as “CDO equity securities”.) To the extent that there is significant prepayment risk or interest rate risk internal to these securitization structures, those risks are generally concentrated in one or more securities, and those are typically the securities we buy.

Residential real estate loan delinquencies, defaults, and credit losses could reduce our earnings, dividends, cash flows, and access to liquidity.

We assume credit risk with respect to residential real estate loans primarily through the ownership of residential CES and similarly structured securities acquired from securitizations sponsored by others and from Sequoia securitizations sponsored by us. These securities have below investment-grade credit ratings due to their high degree of credit risk with respect to the residential real estate loans within the securitizations that issued these securities. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from residential CES. Credit losses could also reduce our ability to sponsor new securitizations of residential loans. We generally expect to increase our portfolio of residential CES and our credit exposure to the residential real estate loan pools that underlie these securities.

In addition to residential CES, the Acacia entities we sponsor own investment-grade and other securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a residential CES or equivalent held by us) issued by residential securitization entities that were not sponsored by us. Generally, we do not control or influence the underwriting, servicing, management or loss mitigation efforts with respect to these assets. Some of the securities Acacia owns are backed by sub-prime loans that have substantially higher risk characteristics than prime-quality loans. We provide a summary of the collateral types under the Securities Portfolio section of our Management’s Discussion an Analysis section of this Form 10-K. These lower-quality loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood) could occur. Most of Acacia’s securities are reported as part of our consolidated securities portfolio on our Consolidated Balance Sheets. Acacia has also acquired investment-grade and BB-rated residential loan securities from the Sequoia securitization entities we have sponsored. The probability of incurring a credit loss on these securities is less than the probability of loss from first- or second-loss residential CES, as cumulative credit losses within a pool of securitized loans would have to exceed the principal value of the subordinated CES (and exhaust any other credit protections) before losses would be allocated to the Acacia securities. If the pools of residential loans underlying these securities were to experience poor credit results, however, these Acacia securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated. The interest rate is adjustable for the bulk of the loans securitized by securitization trusts sponsored by us and for a portion of the loans underlying residential CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults. If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced, and our cash flows, asset market values, access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be harmed. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.

Although we do not normally do so, from time to time we may pledge residential CES owned by us as collateral for borrowings. A deterioration of credit results in the loans that underlie these securities may harm the terms or availability of these borrowings and, thus, our liquidity.

Changes in prepayment rates of residential real estate loans could reduce our earnings, dividends, cash flows and access to liquidity.

The economic returns we expect to earn from most of the residential real estate securities we (or Sequoia or Acacia) own are affected by the rate of prepayment of the underlying residential real estate loans. Adverse changes in the rate of prepayment could reduce our earnings and dividends. They could delay cash payments or reduce the total of cash payments we would otherwise eventually receive. Adverse changes in cash flows would likely reduce an affected asset’s market value, which would likely reduce our access to liquidity if we borrowed against that asset and may cause a market value write-down for GAAP purposes, which would reduce our reported earnings. Prepayment rates are not predictable, nor do they change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly.

In our permanent asset portfolio, we own IO securities, acquired from many of the Sequoia securitizations of adjustable-rate one- and six-month LIBOR-indexed residential real estate loans that we have sponsored. (These ARMs are consolidated for GAAP purposes and appear on our Consolidated Balance Sheets as loans. Since all the assets and liabilities of these entities are consolidated on our Consolidated Balance Sheets, these IO securities are not shown there.) IO securities do not have a principal balance and do not receive principal payments. They do receive interest payments, generally calculated based on a “notional” balance of principal. Typically, the notional balance of principal for the IO securities declines as the amount of loans in the securitization declines (although not always in a linear fashion). Therefore, faster prepayments lead to a lower amount of cumulative interest payments (and lower — potentially negative — economic returns) for the owner of the IO securities. Total cash returned to an IO securities owner could be less than the amount paid for the IO securities if prepayments accelerate rapidly. There are many factors that affect prepayment rates on ARMs. One important factor is the relationship between short-term interest rates and long-term interest rates. When short-term interest rates are slightly less than, equal to, or greater than long-term interest rates (i.e., the yield curve is flat or inverted), prepayment rates on ARMs often increase as borrowers refinance into fixed rate or hybrid rate (a fixed rate period followed by an adjustable rate period) loans. For this and other reasons, prepayment rates on ARMs backing the securities in our portfolio have increased recently, from the 10% to 15% per year range to the 20% to 25% per year range. In general, upon acquisition, we have assumed ARM loans will prepay at a rate of 25% per year over the life of a pool of loans. If the ARMs underlying our IO securities prepay at a rate faster than 25% per year on a sustained basis, our economic returns will be lower than we have assumed. However, a sustained acceleration of ARM prepayments would likely increase our returns from the residential CES we own that are backed by adjustable-rate loans, as these were acquired at a discount. Thus, we believe that as of December 31, 2004 any increase in returns on the CES that we own that are backed by adjustable rate loans would likely offset and may exceed the concurrent reduction in returns over the long term that we would earn from IO securities that we own that are backed by adjustable rate loans. However, the timing of the recognition of these generally offsetting returns would likely not match, as residential CES are longer-lived securities and the recognition of higher returns from faster ARM prepayments may occur at a subsequent point in time.

Changes in prepayment rates for fixed-rate and hybrid-rate loans can affect our earnings, dividends, cash flows and liquidity; although to a lesser degree than would changes in ARM prepayments (given our current asset base). A slower rate of prepayment for fixed and hybrid loans would reduce the returns we earn from residential CES backed by these types of loans. We acquire residential CES at a discount to principal value. For this reason, our economic returns are enhanced when we receive a return of the principal value of a CES earlier rather than later. Slowing prepayment rates delay our principal payments and, thus, reduce our economic returns. Prepayment rates on fixed and hybrid loans have slowed recently, in part because long-term interest rates have risen. When longer-term interest rates rise, fewer borrowers with fixed and hybrid loans refinance and thus prepayment rates are typically reduced.

Changes in residential loan prepayment patterns can affect us in a variety of other ways that can be complex and difficult to predict. In addition, our exposure to prepayment rates changes over time. We generally do not believe that we can predict prepayment rate changes. As a result, changes in prepayment rates will likely cause volatility in our financial results in ways that are not necessarily obvious or predictable and that may harm our results from operations.

Our loss exposure on residential credit-enhancement securities is large relative to our equity capital base.

The credit performance of residential loans underlying residential CES directly affects our results for the CES we own in our permanent asset portfolio, and indirectly affects our results for CES owned by Acacia securitization entities from which we have acquired CDO equity ABS (consisting of “equity,” “preference share,” “non-investment grade” and similar concentrated credit risk securities) for our permanent asset portfolio. The total amount of residential real estate loans underlying residential CES (acquired from securitizations sponsored by others) owned in our permanent asset portfolio was $126 billion at December 31, 2004. This was a large amount of potential credit risk relative to our equity capital base of $864 million at December 31, 2004. Our total potential credit loss from the underlying residential real estate loans is limited to our total investment in residential CES and Acacia CDO equity securities. This total potential loss, however, is large relative to our equity capital base and, if realized, would harm our results from operations.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from residential CES. If losses occur quickly, in the first few years after a securitization is completed, they will have a larger negative impact on our returns. In addition, larger levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of the principal and interest that is due to us. This would lower our economic returns.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that our quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies. Loan servicing companies may not cooperate with our loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The value of the homes collateralizing residential loans may decline. The frequency of default, and the loss severity on loans upon default, may be greater than we anticipated. Interest-only loans, negative amortization loans, adjustable-rate loans, loans with balances over $1 million, reduced documentation loans, sub-prime loans, HELOCs, second lien loans, and loans that are partially collateralized by non-real estate assets may have special risks. If loans become “real estate owned” (“REO”), servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws, and other laws may exacerbate loan losses. In some states and circumstances, the securitizations in which we invest have recourse against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase our operating costs.

Our business may be significantly harmed by a slowdown in the economy of California.

As of December 31, 2004, approximately 43% of the residential real estate loans that underlie the residential CES we owned were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of residential properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on real estate loans underlying our residential CES portfolio. This could adversely affect our credit loss experience and other aspects of our business, including our ability to securitize real estate loans. As of December 31, 2004, approximately 44% of our commercial real estate loans and 18% of loans underlying commercial CES were secured by properties located in California.

New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings per share over time.

We receive monthly payments from most of our assets, consisting of principal and interest. In addition, each month some of our residential CES are called (effectively sold). Principal payments and calls reduce the size of our current portfolio and generate cash for us. We also sell assets from time to time as part of our portfolio management and capital recycling strategies. In order to maintain our portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive from principal, interest, calls, and sales into new earning assets.

We believe the assets we are acquiring today are unlikely to generate economic returns or GAAP yields at the same levels as our current assets have generated.

Assets in our permanent portfolio are currently generating attractive yields. We acquired most of these assets in a period of reduced competition and lower asset prices relative to market conditions today. In addition, business conditions have been generally attractive over the last few years, with favorable credit, prepayment, and interest rate trends. As a result, our cash flows and the timing of cash flows we have received from our current assets have been more favorable than we initially expected. Under the effective yield method of accounting that we use for GAAP accounting purposes for most of our assets, we generally recognize yields on assets based in part on our initial assumptions. A portion of the cash flows we receive that exceeds our initial assumptions reduces our basis in these assets. As a result of these various factors, our basis for GAAP income statement amortization purposes for many of our current assets is lower than their current market values. Assets with a lower GAAP basis generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Business conditions, including credit results, prepayment patterns, and interest rate trends in the future are unlikely to be as favorable as they have been for the last few years. As a result, the new assets we acquire at current market values are unlikely to generate GAAP yields or economic returns as attractive as our current assets. A reduction in the supply of newly originated real estate loans resulting from higher interest rates, and increased competition from banks, hedge funds, and others, could further exacerbate this situation.

If the assets we acquire today earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold.

Our securitization operations expose us to liquidity, market value, and execution risks.

In order to continue our securitization operations, we require access to short-term debt to finance inventory accumulation prior to sale to securitization entities. In times of market dislocation, this type of short-term debt might become unavailable from time to time. We use the inventory of assets we buy to collateralize the debt. The debt is recourse to us, and if the market value of the collateral declines we need to use our liquidity to increase the amount of collateral pledged to secure the debt or to reduce the debt amount. Our goal is to sell these assets to a securitization entity; however, if our ability to sponsor a securitization is disrupted, we may need to sell these assets (most likely at a loss) into the secondary mortgage or securities markets, or we would need to extend the term of the short-term debt used to fund these assets.

When we acquire assets for a securitization, we make assumptions about the proceeds that will be generated from the securitization of these assets. Widening ABS spreads, rising ABS yields, incorrect estimation of rating agency securitization requirements, poor hedging results, and other factors could result in a securitization execution that provides a lower amount of proceeds than initially assumed. This could result in a loss to us for tax purposes or reduced on-going earnings for GAAP purposes.

Our short-term borrowing arrangements used to support our securitization operations subject us to debt covenants. While these covenants have not meaningfully restricted our operations to date, as a practical matter, they could be restrictive or harmful to our stockholders’ interests and us in the future. In the event we violate debt covenants, we may incur expenses, losses, or a reduced ability to access debt.

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

We plan to initiate a collateralized commercial paper program to supplement the current short-term debt arrangements we use for our securitization program, and this could expose us to new risks and expenses.

Our earnings and ability to continue to grow may be harmed by a reduction in securitization and volume resulting from increased competition or other industry trends.

A reduction in securitization volume or profitability, caused by increased competition, reduced asset supply, market fluctuations, ABS spread widening, poor hedging results, or other factors, could have a material adverse impact on our taxable income and also on our GAAP income. Competition in the business of sponsoring securitizations of the type we focus on is increasing as Wall Street broker-dealers, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. In general, this has reduced our securitization margins as we have had to pay a higher price for securitizable assets relative to the proceeds available from securitization.

Banks and other financial institutions have been increasing their portfolios of real estate loans. In many cases, these institutions are willing to pay higher prices for assets than could be reasonably paid by a sponsor of a securitization seeking to make a profit from securitization. As a result, the volume of securitizations sponsored by us is declining, and securitization margins are decreasing. In addition, the volume of securitizations sponsored by others is declining also, reducing our asset acquisition opportunities.

Excess capacity in the residential mortgage origination business has led to increased competitive pressures, which in turn has led to a decline in origination standards. This has led to a decline in the number of high-quality loan pools available for us to securitize or credit-enhance.

Market dislocations resulting in failed or disadvantageous securitizations or asset sales could have also a material liquidity effect on us and reduce our profitability. For example, if the securitization market were to experience a long-term disruption due to an adverse court decision or bankruptcy law change relating to the bankruptcy-remote structures of the securitizations, our ability to issue securitizations may be impaired or eliminated for a protracted period or permanently. In such event, our earnings and ability to grow would likely be harmed.

We assume credit risk in our investments in commercial real estate securities and loans that may be greater than the risk in our investments in residential real estate assets.

The commercial real estate assets in which we have a direct or indirect interest may have higher degrees of credit and other risks than do residential real estate assets, including various environmental and legal risks. The net operating income and market values of commercial real estate properties may vary with economic cycles and as a result of other factors, so that debt service coverage is unstable. The value of the property may not protect the value of the loan if there is a default. Each commercial real estate loan is at risk for local and regional factors. Many commercial real estate loans are not fully amortizing and, therefore, the timely recovery of principal is dependent on the borrower’s ability to refinance at maturity. For some commercial real estate loans in which we have an economic interest, the real estate is in transition. Such lending entails higher risks than traditional commercial property lending against stabilized properties. Initial debt service coverage ratios, loan-to-value ratios, and other indicators of credit quality may not meet standard market criteria for stabilized commercial real estate loans. The underlying properties may not transition or stabilize as expected. The personal guarantees and forms of cross-collateralization that we benefit from on some loans may not be effective. We own some mezzanine loans that do not have a direct lien on the underlying property. We generally do not service commercial real estate loans; we rely on our servicers to a great extent to manage commercial assets and workout loans and properties if there are delinquencies or defaults. This may not work to our advantage. As part of the workout process of a troubled commercial real estate loan, we may assume ownership of the property, and the ultimate value of this asset would depend on our management of, and eventual sale of, the property that secured the loan.

Our commercial loans are illiquid; if we choose to sell them, we may not be able to do so in a timely manner or for a satisfactory price. Financing these loans may be difficult, and may become more difficult if credit quality deteriorates.

We have purchased distressed commercial loans at discount prices where there is a reasonable chance we may not recover full principal value. We have sold senior loan participations on some of our loans, with the result that the asset we retain is junior. Mezzanine loans, distressed assets, and loan participations have concentrated credit, servicing, and other risks. We have directly originated some of our commercial loans and participated in the origination of others. This may expose us to certain credit, legal, and other risks that may be greater than is usually present with acquired loans. We have sold commercial real estate loans. The representations and warranties we made on these sales are limited, but could cause losses and claims in some circumstances. We have acquired and intend to acquire commercial loans for sale to Acacia that require a specific credit rating to be efficient as a securitized asset, and we may not be able to get the rating on the loan that we need.

Our first-loss and second-loss commercial CES have concentrated risks with respect to commercial real estate loans. In general, losses on an asset securing a commercial real estate loan included in a securitization will be borne first by the equity holder of the property and, thereafter, by a cash reserve fund or letter of credit, if any, and then by the first-loss commercial CES holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, and any classes of securities junior to those in which we invest, we will not be able to recover all of our principal investment in the securities we purchase. In addition, if the underlying loan portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related asset-backed securities, the first-loss securities may suffer a total loss of principal, and the second-loss (or more highly rated) securities in which we invest (or have an indirect interest) may effectively become the first-loss position behind the more senior securities, which may result in significant losses to us.

The prices of commercial CES are more sensitive to adverse economic downturns or individual issuer development than more highly rated commercial real estate investments. A projection of an economic downturn, for example, could cause a decline in the price of commercial CES because the ability of obligors of loans underlying commercial ABS to make principal and interest payments may become impaired.

Competitive pressures within the commercial loan origination business are generally leading to a decline in origination standards, we believe. Furthermore, the underlying commercial properties are generally valued at high prices compared to their cash flow (relative to commercial real estate prices in the last ten years). In addition, current prices for the commercial real estate loan assets we buy are high relative to the past. These market factors may make expansion or prudent investing difficult.

We have invested in, and intend to increase our investment in, diverse types of assets with credit risks and other risks that could cause losses.

We have made investments in CDO debt and equity securities issued by CDO securitizations that were not sponsored by us and that own various types of assets, generally real estate related. These CDOs and the Acacia entities have also invested in manufactured housing securities, sub-prime residential securities, and other residential securities backed by lower-quality borrowers. They also own a variety of commercial real estate loans and securities, corporate debt issued by REITs that own commercial real estate properties, and other assets that have diverse credit risks. We may invest in CDO equity securities issued by CDOs that own trust preferred securities issued by banks or other types of non-real estate assets. We may invest directly or indirectly in real property. We have invested in diverse types of IO securities from residential and commercial securitizations sponsored by us or by others. The higher credit and/or prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks and different types of credit, repayment, hedging, interest rate, liquidity, and other risks. We provide a summary of the collateral types under the Securities Portfolio section of our Management’s Discussion and Analysis section of this Form 10-K.

Interest rate fluctuations can have various effects on us, and could lead to reduced earnings and/or increased earnings volatility.

Our balance sheet and asset/liability operations are complex and diverse with respect to interest rate movements. We do not seek to eliminate all interest rate risk. Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility could have negative effects on our earnings, the market value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates can also harm our credit results. We seek to hedge some interest rate risks. Our hedging may not work effectively, or we may change our hedging strategies or the degree or type of interest rate risk we want to assume.

We generally fund our permanent asset portfolio with equity, so there is no asset/liability mismatch for these assets. However, the cash flows we receive from these assets do vary as a function of interest rates, as do the GAAP earnings generated by these assets. Portions of our permanent portfolio assets have adjustable-rate coupons. All other factors being equal, these assets will generally earn less as short-term interest rates decline. In addition to our permanent asset portfolio assets, we own loans and securities on a temporary basis as inventory prior to sale to a securitization entity. We fund these assets with equity and with one-month floating rate debt. To the extent these assets have fixed or hybrid interest rates (or are adjustable with an adjustment period longer than one month), an interest rate mismatch exists and we would earn less (and incur market value declines) if interest rates rise. We usually seek to reduce asset/liability mismatches for these temporary assets with a hedging program using interest rate swaps and futures.

The returns we earn from the residential IO securities we have acquired from the securitizations of ARMs we have sponsored can be affected by rapid changes in short-term interest rates. Payments received on these securities typically vary as a function of the net interest income (the interest income payments received by the trust on ARM loans owned by the entity less payments made to the holders of ABS issued by the securitization entity) of the entity that issued the IO securities. The interest rate characteristics of the ARM loans in these entities closely match the interest rate characteristics of the ABS issued, as both the assets and the liabilities generally have interest payments that adjust monthly as a function of the one-month LIBOR rate or semi-annually as a function of the six-month LIBOR rate. However, the amount of six-month ARMs is greater than the amount of six-month ABS within these entities. As a result, the payments made to us as the IO securities owner could be reduced if short-term interest rates increased rapidly. We seek to stabilize the payments we receive from IO securities by utilizing interest rate agreements such as interest rate swaps and futures. We also face a similar risk with respect to loans we own (or have committed to purchase) on a temporary basis prior to securitization, as many of these loans have interest rates that adjust each six months whereas the short-term debt we utilize to fund these loans generally has an interest rate that adjusts monthly. We use interest rate agreements to reduce this mismatch as well. However, our hedging program cannot completely stabilize the payments we will receive from IO securities or from loans held prior to securitization, and variations in income as a result of changes in short-term interest rates will still occur.

Fixed and hybrid rate securities comprise approximately 25% to 45% of the securities owned by the various Acacia entities and of the securities temporarily owned by us prior to sale to Acacia. This creates a mismatch in interest rate characteristics, as Acacia generally issues floating rate ABS with a interest rate that adjusts each quarter, and we fund our accumulation of securities for Acacia with floating rate short-term debt. We use interest rate swaps and caps to reduce this mismatch (between fixed and hybrid assets and floating rate obligations) and to reduce net market value fluctuations on our balance sheet, and the Acacia entities employ interest rate agreements to stabilize their net interest earnings (which tends to stabilize our earnings as owners of the CDO equity ABS issued by the Acacia entities). However, our hedging program cannot completely stabilize net interest income or market values for these assets and liabilities, and negative volatility in our results, net worth, and liquidity could result from changes in interest rates.

Interest rate changes have diverse and sometimes unpredictable effects on the prepayment rates of real estate loans. Change in prepayment rates can lower the returns we earn from our assets, diminish or delay our cash flows, reduce the market value of our assets, and decrease our liquidity.

Higher interest rates generally reduce the market value of our assets (except perhaps our adjustable rate assets). This may affect our earnings results, reduce our ability to re-securitize or sell our assets or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets, and possibly driving asset acquisition prices higher.

Higher short-term interest rates relative to long-term interest rates could cause an increase in adjustable-rate residential loan prepayments, which would likely reduce our returns from owning IO securities backed by these ARM loans.

Hedging activities may reduce long-term earnings and may fail to reduce earnings volatility or to protect our capital in difficult economic environments. Our failure to hedge may also harm our results.

We attempt to hedge certain interest rate risks (and, to a much lesser degree, prepayment risks) by balancing the characteristics of our assets with respect to these risks and by entering into various interest rate agreements. The amount and level of interest rate agreements that we utilize may vary significantly over time. We generally attempt to enter into interest rate hedges that provide an appropriate and efficient method for hedging the desired risk. We may elect GAAP accounting treatment under SFAS 133 for a portion of our hedges to obtain accounting treatment that we believe could, in some instances, more appropriately represent the economic impact of our hedging activities. However, there can be no assurance that electing SFAS 133 accounting for certain hedges will improve the quality of our reported GAAP earnings or that we will continue to meet the requirements of SFAS 133 when elected. In addition, the ongoing requirements of SFAS 133 are complex and rigorous. If we fail to meet these requirements, we could not designate our interest rate agreements as hedges under SFAS 133 and would be required to commence mark-to-market accounting through our GAAP Consolidated Statements of Income.

Our quarterly earnings may reflect volatility in earnings as result of the accounting treatment for certain hedges and/or as a result accounting treatments for assets or liabilities that do not match those used for interest rate agreements. Hedging against interest rate risks using interest rate agreements and other instruments usually has the effect over long periods of time of lowering long-term earnings. To the extent that we hedge, it is usually to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or market values, to stabilize our economic returns from securitization, or to stabilize the future cost of anticipated ABS issuance by a securitization entity. Such hedging may not achieve its desired goals. Using interest rate agreements to hedge may increase short-term earnings volatility, especially if we do not elect hedge accounting treatment for our hedges (i.e., our hedges are accounted for as trading instruments). Reductions in market values of interest rate agreements may not be offset by increases in market values of the assets or liabilities being hedged. Conversely, increases in market values of interest rate agreements may not fully offset declines in market values of assets or liabilities being hedged. Changes in market values of interest rate agreements may require us to pledge significant amounts of collateral or cash. Hedging exposes us to counter-party risks.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. Such hedges may have special basis, liquidity, and other risks to us.

Our cash balances and cash flows may become limited relative to our cash needs.

We need cash to meet our interest expense payments, working capital, minimum REIT dividend distribution requirements, and other needs. Cash could be required to pay down our recourse short-term borrowings in the event that the market values of our assets that collateralize our debt decline, the terms of short-term debt become less attractive, or for other reasons. Cash flows from principal repayments could be reduced should prepayments slow or credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows). For some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment. Operating cash flows could be reduced if earnings are reduced, if discount amortization income significantly exceeds premium amortization expense, or for other reasons. Our minimum dividend distribution requirements could become large relative to our cash flows if our income as calculated for tax purposes significantly exceeds our cash flows from operations. In the event, however, that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, our REIT status or our solvency could be threatened.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions.

We manage our business based on long-term opportunities to earn cash flows. Our dividend distributions are driven by our minimum dividend distribution requirements under the REIT tax laws and our profits as calculated for tax purposes pursuant to Code. Our reported results for GAAP purposes differ materially, however, from both the cash flows and our taxable income.

We own residential CES acquired from securitizations sponsored by others and also from securitizations we have sponsored. These securities do not differ materially in their structure or cash flow generation characteristics, yet under GAAP we consolidate all the assets and liabilities of entities we have sponsored (and thus do not show the residential CES we own as an asset) while we show only the net investment as an asset for CES acquired from others. The same issue arises with residential IO securities and other securities investments that we make and with CDO securitizations that we sponsor. As a result of this and other accounting treatments, stockholders and analysts must undertake a complex analysis to understand our economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may cause trading in our stock to be relatively illiquid.

Market values for our assets, liabilities, and hedges can be volatile. A decrease in market value may or may not be the result of a deterioration in future cash flows. For GAAP purposes, we mark to market a sub-set of our consolidated assets and liabilities through our Consolidated Income Statements and a different sub-set through our Consolidated Balance Sheets (and other comprehensive income). Matching assets, liabilities, and hedges may have differing mark to market treatment. Some items are only marked to market in certain circumstances. Other items are marked down in value if market value declines but are not marked up in value if market value increases. If we sell an asset that has not been marked to market through our income statement at a reduced market price relative to its basis, our reported earnings will be reduced. Changes in our Consolidated Income Statements and Consolidated Balance Sheets due to market value adjustments should be interpreted with care.

Our reported profits depend on accounting conventions and assumptions about the future that may change.

Accounting rules for the various aspects of our business change from time to time. Changes in GAAP — or the accepted interpretation of these accounting principles — can affect our reported income, earnings, and stockholders’ equity. Our revenue recognition and other aspects of our reported results are based on estimates of future events. These estimates can change in a manner that harms our results or can demonstrate, in retrospect, that revenue recognition in prior periods was too high or too low.

We use the effective yield method of GAAP accounting for many of our consolidated assets and ABS issued. We calculate projected cash flows for each of these assets and ABS issued, incorporating assumptions about the amount and timing of credit losses, loan prepayment rates, and other factors. The yield we recognize for GAAP purposes generally equals the discount rate that produces a net present value for projected cash flows that equals our GAAP basis in that asset or ABS issued (subject to certain true-up provisions under SFAS 91). We change the yield we recognize on these assets and ABS issued as we change our estimates of future cash flows and, for some assets, apply retrospective corrections. The assumptions that underlie our projected cash flows and effective yield analysis may prove to be overly optimistic. In these cases, we reduce the GAAP yield we recognize for an asset and/or we write down the basis of the asset to its current market value (if the market value is lower than the basis). For a consolidated ABS-issued liability, a change in assumptions could lead to a higher consolidated interest expense. These types of actions reduce our reported GAAP earnings.

We establish credit reserves for GAAP accounting, but there are no reserves established for tax accounting.

In determining our REIT taxable income (which drives our minimum dividend distribution requirements as a REIT) from residential CES (whether acquired from securitizations sponsored by us or by others), CDO equity securities, or other credit-sensitive assets, no current tax deduction is available for future credit losses that are anticipated to occur. Credit losses can only be deducted for tax purposes when they are actually realized. As a result, for tax purposes, there is no credit reserve or reduction of yield accruals based on anticipated losses and an increase in our credit losses in the future will reduce our taxable income (and dividend distribution requirements). Since we are able to anticipate future credit losses for GAAP income recognition, the occurrence of credit losses in the future may not have any impact on our GAAP income.

We have credit exposure under representations and warranties we make in the contracts of sale of loans to securitization entities.

With respect to loans that have been securitized by entities sponsored by us, we have potential credit and liquidity exposure for loans that default and are the subject of fraud, irregularities in their loan files or process, or other issues that potentially could expose us to liability as a result of representations and warranties in the contract of sale of loans from our subsidiary, RWT Holdings, Inc. (“Holdings”), to the securitization entity. In these cases, Holdings may be obligated to repurchase loans from the securitization entities at principal value. However, Holdings has obtained representations and warranties from the counter-parties that sold the loans to Holdings that generally parallel the representations and warranties Holdings has provided to the entities. As a result, we believe that we should, in most circumstances, be able to compel the original seller of the loan to repurchase any loans that Holdings is obligated to repurchase from the securitization trusts. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loan, Holdings may have to use some of its cash resources to repurchase loans.

Our results could be harmed by counter-party credit risk.

We have other credit risks that are generally related to the counter-parties with which we do business. In the event a counter-party to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counter-party to our interest rate agreements becomes insolvent or interprets our agreements with it in an unfavorable manner to us, our ability to realize benefits from hedging may be diminished, and any cash or collateral that we pledged to such a counter-party may be unrecoverable. We may be forced to unwind these agreements at a loss. In such an event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase. We may not receive funds to which we are entitled. In various other aspects of our business, we depend on the performance of third parties that we do not control. We attempt to diversify our counter-party exposure and limit our counter-party exposure to strong companies with investment-grade credit ratings; however, we are not always able to do so. Our counter-party risk management strategy may prove ineffective and, accordingly, our earnings could be harmed.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.

The majority of our loans and loans underlying securities are serviced by third-party service providers. These arrangements allow us to increase the volume of the loans we purchase and securitize without incurring the expenses associated with servicing operations. However, as with any external service provider, we are subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general could harm our ability to securitize our real estate loans in the future.

Risks Related To Our Company Structure

Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes for all tax years since 1994 and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of factual matters and an application of the legal requirements to such factual matters in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal Revenue Service (“IRS”) or a court would agree with our conclusion that we have qualified as a REIT or that future changes in our factual situation or the law will allow us to remain qualified as a REIT. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on all of our income and we could possibly be disqualified as a REIT for four years thereafter. Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our common stock.

Maintaining REIT status may reduce our flexibility; changes in tax rules could adversely affect REITs.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity level taxes on income from such transactions.

•	Compliance with the REIT income and asset rules may limit the type or extent of hedging that we can undertake.

•	Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive assets on short notice on unfavorable terms in order to maintain our REIT status.

•	Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT affiliates in the future.

•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt or raising new equity in order to fund dividend distributions.

•	Meeting minimum REIT dividend distribution requirements may require us to raise new equity capital if we wish to grow operations at a rapid pace. Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source.

•	Failure to meet REIT requirements may subject us to taxation, penalties and/or loss of REIT status.

•	The requirements for maintaining REIT status and/or the taxation of REITs could change in a manner adverse to our operations.

•	Historically, our stated goal has been to not generate excess inclusion income that would be taxable as unrelated business taxable income, or UBTI, to our tax-exempt stockholders. Achieving this goal has limited our flexibility in pursuing certain transactions. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our stockholders.

•	We may seek to retain or defer distribution of a portion of our REIT earnings from time to time so we can redeploy such earnings in our business. We will be subject to income and/or excise taxes under the REIT tax rules if we do so.

•	New tax rules regarding dividends have been enacted and future legislative or regulatory changes may limit the tax benefits accorded to REITs, either of which may reduce some of a REIT’s competitive edge relative to non-REIT corporations.

Failure to qualify for the Investment Company Act exclusion could harm us.

Under the Investment Company Act of 1940, as amended, an investment company is required to register with the Securities and Exchange Commission and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate (i.e., qualifying interests) are excluded from the requirements of the Investment Company Act. To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in certain qualifying real estate assets (the so-called “55% Requirement”) and are also required to maintain an additional 25% in qualifying assets or other real estate-related assets (the so-called “25% Requirement”).

If we failed to meet the 55% Requirement and the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could harm us. Further, if we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief. We would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than no enforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

Our strategies, policies, procedures, practices, product lines, risks, hedging programs, and internal risk-adjusted capital guidelines are subject to change.

In general, we are free to alter our strategies, policies, procedures, practices, product lines, leverage, risks, internal risk-adjusted capital guidelines, and other aspects of our business and you, as a stockholder, will not have the ability to have input in those business decisions. We can enter new businesses or pursue acquisitions of other companies. Compared to most financial institutions, we are not heavily regulated and there are few regulatory restrictions on our actions. In most cases, we do not need to seek stockholder approval to make such changes. We will not necessarily notify stockholders of such changes.

Certain provisions of Maryland law and our charter and bylaws could delay, defer or prevent a transaction or a change in control of Redwood that might involve a premium price for holders of our common stock or otherwise be in their best interests.

The Maryland General Corporation Law, or MGCL, and our charter and bylaws contain provisions that may have the effect of delaying, deferring, or preventing a change in control of Redwood that might involve a premium price for holders of shares of our common stock or otherwise be in their best interest. These provisions include the following:

Classified Board of Directors. Under our charter, our Board of Directors is divided into three classes serving staggered terms of three years each. The classification and staggered terms of office of our Board of Directors will make it more difficult for a third party to gain control of our Board. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our Board of Directors.

Removal of Directors. Under the MGCL, unless the charter provides otherwise (which our charter does not), a director on a classified board may be removed only for cause by the affirmative vote of at least a majority of all votes entitled to be cast generally in the election of directors.

Board Vacancies. We have elected to be subject to a provision of the MGCL, which provides that a vacancy on our board of directors may be filled only by a majority of the remaining directors and for the full remainder of the term of the class of directors in which the vacancy occurred.

Preferred Stock. Under our charter, our Board of Directors has the power to classify and reclassify our common stock from time to time in one or more classes or series of stock, including preferred stock, and to establish the terms, preferences, and rights of any such class or series of stock, without any action by our stockholders.

Ownership Limit. To assist in preserving our status as a REIT under the Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of the outstanding shares of any class of our stock, unless our Board of Directors waives or modifies this ownership limit. Pursuant to our charter, our board of directors has, from time to time, waived this limit.

Maryland Control Share Acquisition Act. We are generally subject to the Maryland Control Share Acquisition Act, or the Control Share Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: (i) one-tenth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights for control shares acquired in a control share acquisition are not approved at a stockholders meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights for such control shares are approved at a stockholders meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Although we are generally subject to the Control Share Act, our bylaws provide, as permitted by the Control Share Act, for the exemption of acquisitions of shares by certain persons from the provisions of the Control Share Act.

INFORMATION AVAILABLE ON OUR WEBSITE

Our website can be found at www.redwoodtrust.com. We make available, free of charge on or through our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after those materials are filed with, or furnished to, the SEC. We also make available, free of charge, access to our Code of Ethics, Corporate Governance Standards, Audit Committee Charter, Compensation Committee Charter, and Governance and Nominating Committee Charter.

CERTIFICATIONS

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated March 14, 2005, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, our Chief Executive Officer certified to the New York Stock Exchange on May 21, 2004 that he is unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

COMPETITION

We believe that the business of acquiring and owning residential CES is highly fragmented. Companies that credit-enhance jumbo residential loan securitizations include banks and thrifts (generally credit-enhancing their own loan originations), insurance companies, Wall Street broker-dealers, hedge funds, private investments firms, mortgage REITs, and others.

Securitizations of jumbo residential real estate loans are generally sponsored by financial institutions, including Wall Street firms and mortgage conduits that acquire loans for securitization and also banks, loan origination companies, and REITs (that generally securitize their own origination).

The U.S. government-sponsored residential real estate loan investment companies, Fannie Mae and Freddie Mac, are prohibited from owning and credit-enhancing real estate loans with balances over certain limits (the limit for single-family real estate loans originated within the continental United States is currently $359,650). As such they do not compete directly with us for jumbo loans.

New public and private residential and commercial mortgage REITs have been and are being formed, and some residential real estate loan originators are converting to mortgage REITs. Some of these firms will likely compete with us in the future.

Meanwhile, banks continue to acquire and retain significant amounts of residential and commercial real estate loans for their balance sheets, thus reducing the amount of real estate loans, credit-enhancement securities, and other securities we have the opportunity to acquire.

We believe that the business of acquiring and owning IO securities generated through the securitization of jumbo residential loans is fragmented. A deeper and more active market for more complex IO securities has developed in the last several years, in part due to interest from money managers, mutual funds, hedge funds, and other capital markets participants seeking attractive fixed income yields.

EMPLOYEES

As of March 14, 2005, Redwood and its subsidiaries employed 61 people.

Item 2. PROPERTIES

Redwood leases space for executive and administrative offices at One Belvedere Place, Suite 300, Mill Valley, California 94941. The lease expires in 2013 and our 2005 rent obligation is approximately $0.6 million.

Item 3. LEGAL PROCEEDINGS

At December 31, 2004, there were no pending legal proceedings to which Redwood was a party or of which any of its property was subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Redwood’s stockholders during the fourth quarter of 2004.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                ISSUER PURCHASES OF EQUITY SECURITIES

Redwood’s Common Stock is listed and traded on the New York Stock Exchange under the symbol RWT. Redwood’s Common Stock was held by approximately 2,000 holders of record on March 1, 2005 and the total number of beneficial stockholders holding stock through depository companies was approximately 26,000. As of March 1, 2005, there were 24,465,199 shares outstanding. The high and low sales prices of shares of the Common Stock as reported on the New York Stock Exchange and the cash dividends declared on the Common Stock for the periods indicated below were as follows:

	Stock Prices		Common Dividends Declared
			Record	Payable	Per	Dividend
	High	Low	Date	Date	Share	Type
Year Ended December 31, 2004
Fourth Quarter	$65.98	$57.54	12/31/04	1/21/05	$0.67	Regular
			11/30/04	12/10/04	$5.50	Special
Third Quarter	$62.42	$54.60	9/30/04	10/21/04	$0.67	Regular
Second Quarter	$62.10	$43.45	6/30/04	7/21/04	$0.67	Regular
			3/31/04	4/21/04	$0.50	Special
First Quarter	$62.69	$49.15	3/31/04	4/21/04	$0.67	Regular
Year Ended December 31, 2003
Fourth Quarter	$58.10	$41.20	12/31/03	1/21/04	$0.65	Regular
			11/28/03	12/5/03	$4.75	Special
Third Quarter	$43.90	$37.45	9/30/03	10/21/03	$0.65	Regular
Second Quarter	$42.48	$32.51	6/30/03	7/21/03	$0.65	Regular
First Quarter	$33.04	$27.52	3/31/03	4/21/03	$0.65	Regular

Redwood intends to distribute to its stockholders a majority of its REIT taxable income and to maintain its REIT status. All dividend distributions will be made by Redwood with the authorization of the Board of Directors at their discretion and will depend on the taxable earnings of Redwood, financial condition of Redwood, maintenance of REIT status, and such other factors as the Board of Directors may deem relevant from time to time.

The following table provides information with respect to compensation plans under which equity securities of Redwood are authorized for issuance as of December 31, 2004.

Equity Compensation Plan Information

Number of
	Securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants,	options, warrants,	under equity
Plan Category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders*	1,624,464	$31.77	696,565
Equity Compensation plans not approved by security holders	—	—	—
Total	1,624,464	$31.77	696,565

* Included in the number of remaining securities available for future issuance under equity compensation plans are 81,957 securities available for the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan and 614,608 securities available for the 2002 Redwood Trust, Inc. Incentive Stock Plan. Please see the Notes to the Consolidated Financial Statement for additional information on these plans. Not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights (but not available for future issuance) are 5,912 shares of restricted stock and 92,161 deferred stock units.

	Issuer Purchases of Equity Securities

				Maximum Number
	Total		Total Number of	Of Shares Available
	Number of	Average	Shares Purchased as	For Purchase Under
	Shares	Price Paid	Part of Publicly	Publicly Announced
Period	Purchased	Per Share	Announced Programs	Programs
October 1 - October 31, 2004	712	$62.42	—	—
November 1 - November 30, 2004	19,100	57.54	—	—
December 1 - December 31, 2004	—	—	—	—

Total	19,812	$57.72	—	1,000,000

The 712 shares purchased for the month ended October 31, 2004 represent shares acquired to satisfy tax-withholding requirements on the vesting of restricted shares. The 19,100 shares purchased in November 30, 2004 represent shares acquired to satisfy the payment of the exercise price and tax-withholding requirements on the exercise of stock options. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of a total of 7,455,000 shares. None of these plans have expiration dates. As of December 31, 2004, 1,000,000 shares remained available for repurchase under those plans.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data is for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. It is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	2004	2003	2002	2001	2000
Statement of Operations Data:
Interest income	$648,084	$330,976	$163,216	$144,539	$169,261
Interest expense	(431,918)	(202,861)	(91,705)	(98,069)	(138,603)

Net interest income	216,166	128,115	71,511	46,470	30,658
Operating expenses	(34,661)	(36,895)	(20,005)	(12,747)	(7,752)
Equity in earnings (losses) of RWT Holdings, Inc.	—	—	—	—	(1,676)
Net recognized market value gains (losses)	59,127	46,676	5,111	1,532	(2,296)
Provision for income taxes	(7,997)	(5,502)	—	—	—
Dividends on Class B preferred stock	—	(681)	(2,724)	(2,724)	(2,724)
Undistributed earnings allocated to Class B preferred stock	—	(15)	(452)	(150)	—

Net income (loss) available to common stockholders before change in accounting principle	232,635	131,698	53,441	32,381	16,210
Cumulative effect of adopting EITF 99-20 (1)	—	—	—	(2,368)	—

Net income (loss) available to common stockholders	$232,635	$131,698	$53,441	$30,013	$16,210
Average common shares — basic	21,437,253	17,759,346	15,177,449	10,163,581	8,793,487
Net income (loss) per share — basic	$10.85	$7.42	$3.52	$2.95	$1.84
Average common shares — diluted	22,228,929	18,812,166	15,658,623	10,474,764	8,902,069
Net income (loss) per share diluted	$10.47	$7.04	$3.41	$2.87	$1.82
Dividends declared per Class B preferred share	—	$0.755	$3.020	$3.020	$3.020
Regular dividends declared per common share	$2.68	$2.600	$2.510	$2.220	$1.610
Special dividends declared per common share	$6.00	$4.750	$0.375	$0.330	$0.000

Total dividends declared per common share	$8.68	$7.350	$2.885	$2.550	$1.610
Balance Sheet Data: end of period
Earning assets	$24,572,723	$17,543,487	$6,971,794	$2,409,271	$2,049,188
Total assets	$24,717,072	$17,626,770	$7,007,772	$2,435,644	$2,082,115
Redwood Trust debt	$203,281	$236,437	$99,714	$796,811	$756,222
Asset-backed securities issued	$23,569,169	$16,782,586	$6,397,020	$1,313,715	$1,095,835
Total liabilities	$23,852,916	$17,073,442	$6,534,739	$2,127,871	$1,866,451
Total stockholders’ equity	$864,156	$553,328	$473,033	$307,773	$215,664
Number of Class B preferred shares outstanding	—	—	902,068	902,068	902,068
Number of common shares outstanding	$24,153,576	19,062,983	16,277,285	12,661,749	8,809,500
Book value per common share	$35.78	$29.03	$27.43	$22.21	$21.47
Other Data:
Average assets	$21,559,604	$11,058,272	$4,039,652	$2,223,280	$2,296,641
Average borrowings	$20,748,658	$10,489,614	$3,616,506	$1,945,820	$2,070,943
Average reported total equity	$730,499	$526,808	$402,986	$254,021	$209,987
GAAP earnings/average reported common equity	31.8%	25.3%	14.2%	13.2%	8.8%

(1) The provisions of Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) became effective January 1, 2001. At that date, our projections of cash flows in certain of Redwood’s residential credit-enhancement securities were less than the cash flows anticipated at acquisition and the fair value had declined below the carrying value. Accordingly, Redwood recorded a $2.4 million charge through the Consolidated Statements of Income at that time as a cumulative effect of a change in accounting principle.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY AND OUTLOOK

Redwood is a financial institution located in Mill Valley, California. We invest in, credit-enhance, and securitize residential and commercial real estate loans and securities.

Our earnings, as calculated in accordance with generally accepted accounting principles, or GAAP, totaled $233 million or $10.47 per share for 2004, as compared to $132 million or $7.04 per share for 2003, and $53 million or $3.41 per share for 2002. Our GAAP return on equity was 32% in 2004, 25% in 2003, and 13% in 2002.

Our 2004 results were driven by the quality of our existing real estate loan backed investments, a favorable operating environment, excellent credit results, favorable prepayment patterns, increased book value per share (giving us a greater amount of equity per share with which to generate earnings), increased capital efficiencies, increased operating efficiencies, and income generated from residential CES that we owned at a discount to face value that were called during 2004 at full face value.

During 2004, we earned an estimated $241 million of total taxable income (pre-tax income as calculated for tax purposes), of which an estimated $202 million was REIT taxable income. We declared $200 million of dividends for 2004, totaling $8.68 per share.

Our primary source of revenue is interest income from the real estate loan backed securities we own. This interest income consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on the real estate loans that underlie these securities. In addition, during the last two years we have earned a significant amount of call income (a form of gain-on-sale income) from residential CES.

Redwood has elected to be taxed as a REIT. As such, we are not required to pay corporate income taxes on the REIT taxable income that we distribute to stockholders as dividends. We are required to distribute to stockholders as dividends the majority (90%) of the REIT taxable income (our taxable income excluding income earned in non-REIT taxable subsidiaries) that we earn.

During 2004, we continued to satisfy our dividend distribution requirements as a REIT. Our regular dividend rate during 2004 was $0.67 per share per quarter. For 2004, we declared total common dividends of $8.68 per share ($2.68 regular dividends and $6.00 special dividends). In 2003 and 2002, we declared total common dividends of $7.35 and $2.89 per share, respectively. For 2005, our Board of Directors has indicated that it intends to authorize payments of regular dividends at the rate of $0.70 per share per quarter ($2.80 per share per year).

Looking ahead, we believe our earnings will continue to benefit from the quality of our existing assets. However, the extraordinary market conditions of the last few years (attractive acquisition pricing, excellent credit results, and favorable prepayment rate patterns) that increased our realized yields on our seasoned assets are unlikely to continue or to be repeated. We are also facing, and expect to continue to face, increased competition, higher acquisition pricing, and a reduced supply of high-quality loan acquisition opportunities. The volume of high-quality fixed rate, hybrid rate, and ARM securitizations has decreased as the quantity and quality of new originations of quality jumbo loans decreases, and as banks and other financial institutions increase their purchases of residential real estate loans and hold these assets unsecuritized.

We expect that these market conditions of reduced supply, increased competition and high acquisition prices will likely continue. As our existing earning assets pay down, we will continue to acquire new assets if we can do so while earning our minimum hurdle rate of return (a high probability in our opinion of earning a 14% return on equity before overhead) and while meeting our quality standards (real estate loans on which we take first-loss credit risk should be high-quality loans relative to US real estate loans as a whole). We believe we can source new assets with attractive return potential, but not in the same volumes as we did in 2004. In addition, we do not expect new asset acquisitions to generate the yields over their lives that will equal the yields we are currently reporting on our more seasoned assets.

A substantial portion of our income in the last two years has come from gains from calls and sales of residential CES. Returns from these sources are highly variable and not readily predictable. As we have a smaller portfolio of callable securities, we expect call income to decline significantly from levels achieved in 2003 and 2004.

Improvements in our return on equity, earnings, and dividends have been driven in part by increased capital efficiencies that we have realized through selling or re-securitizing assets (recycling capital). In achieving these capital efficiencies, in some cases we have increased our potential earnings volatility with respect to credit risk and certain types of prepayment risks. We intend to sell additional securities in 2005 that have appreciated due to seasoning, strong credit performance, and an increase in asset prices generally. We have also sold securities that are not performing up to expectations with respect to credit quality or that are in the lower half of credit quality for our portfolio. We anticipate that these sales will generate gains, which will add to reported GAAP earnings, taxable earnings, and perhaps our dividend payments during 2005. On-going GAAP and tax earnings may be reduced, however, as many of the assets we sold and may sell currently generate a high yield on their GAAP or tax basis (even if their yield based on market value may be relatively low).

We may or may not undertake to raise capital during 2005. The need for or timing of any such undertaking is uncertain. After taking into consideration our internal risk-based capital guidelines that suggest how much capital we need to support our permanent asset portfolio and securitization inventory, we had $109 million of excess (unutilized) capital at year-end 2004. Our general goal is to maintain unutilized capital at a level that will support three to nine months of business growth. Our acquisition volume of permanent portfolio assets has slowed, and our securitization volume and inventories have also declined. This trend may continue, or it could reverse and our need for capital could become greater. In addition, we have sold assets and we intend to sell additional assets and we continue to pursue other ways to free cash for investment through capital recycling. We continue to issue common shares through our Direct Stock Purchase and Dividend Reinvestment Program, typically at a rate of $2 million to $10 million per month. As a result of these various factors, it is difficult to project when we may seek to raise additional capital through other means.

To the extent we issue stock at prices in excess of book value per share, we may have an opportunity for enhanced earnings and dividends per share in the future because we will have a greater amount of equity per share available to generate cash flow. Stock issuances may, however, reduce the amount of special dividends on a per-share basis from what might otherwise be payable in 2005 and/or 2006 in the event that we have a strong year of taxable income generation in 2005.

Overall, in the long term, we believe we will continue to be a leading competitor as a result of our operating efficiencies, our intense and specialized business focus, and the relationships we have developed with our business partners. Although we believe it is unlikely we will be able to sustain our earnings, return on equity, and special dividend distributions on a per share basis at 2004’s extraordinary levels, we believe over the next few years we will continue to generate earnings, cash flows, and a return on equity that are reasonably attractive when viewed on an absolute basis (rather than relative to the past) and that are sufficient to sustain our regular dividend payments. We continue to believe that a reasonable assumption for the range of return on equity we could most likely earn on average over the long term is 11% to 18% (by contrast, we earned a 32% return on equity on a GAAP basis during 2004).

BALANCE SHEET STRUCTURE

Management’s approach to investments, risks, and returns focuses on managing a portfolio of permanent assets that are funded with equity and generating high-quality, long-term cash flows. These permanent assets may not be specifically identifiable on our Consolidated Balance Sheets due to financing treatment under GAAP. However, management believes that to further understand Redwood’s accounting treatment as well as its economic risks and opportunities, a review of Redwood’s permanent asset portfolio is warranted, in addition to the discussion on the GAAP presentation throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We currently sell all of the residential real estate loans we acquire to securitization entities. We also sell the bulk of the real estate securities we acquire to CDO securitization entities. In a securitization or resecuritization transaction, we sell the assets to be securitized to an ABS entity that is legally separate and bankruptcy-remote from Redwood and its subsidiaries. The sale of these assets to a securitization entity from Redwood or its subsidiaries is always a true sale for legal purposes and is usually a sale for tax purposes. A taxable gain or loss for Redwood or its subsidiaries is generated in most cases when Redwood or its subsidiaries sells assets to an ABS entity. The entity creates asset-backed securities, each representing an ownership interest in the pool of assets owned by the entity. The entity sells the ABS it has created to capital markets investors, and remits the proceeds received from the sale of these securities to Redwood as payment for the assets Redwood sold to the entity. Redwood has a taxable gain if the cash proceeds (received from the entity for the sale) plus the market value of any ABS that Redwood acquires from the entity exceeds Redwood’s basis in the assets sold to the entity (if a securitization is a financing for tax purposes, however, no tax gain is generated).

Redwood often chooses to acquire for its permanent asset portfolio a small portion of the ABS sold by these ABS securitization entities. Redwood’s maximum loss exposure to the assets and liabilities of these ABS entities is generally limited in most circumstances to the investment Redwood makes in any of the securities issued by the entity. (Redwood is obligated in some limited circumstances to repurchase securitized loans from securitization entities. However, in these cases Redwood usually has the right to sell a securitized loan back to the origination company that sold the loan to Redwood. As a result, Redwood’s net exposure to repurchase risk is likely to be limited.)

As of December 31, 2004, we accounted for all of the securitization transactions undertaken by Redwood-sponsored ABS entities as financings rather than sales for GAAP financial reporting purposes. As a result, the sale of assets from Redwood to the ABS entity is accounted for under GAAP as a pledge, and no gain or loss on sale occurs for GAAP purposes. Under this GAAP treatment, we consolidate on our balance sheet all of the assets sold to each securitization entity as well as the outstanding ABS obligations issued by the securitization entity. As a result of this GAAP treatment, the ABS securities (issued from these sponsored entities) that Redwood owns in its permanent asset portfolio are not shown on our Consolidated Balance Sheets, but rather are represented by the excess of assets over liabilities consolidated from the securitization entities.

Redwood reported $24.6 billion of consolidated earning assets on December 31, 2004. Assets owned directly by Redwood (including both investments and inventory) that were reported on Redwood’s Consolidated Balance Sheets had a reported value of $763 million. The remainder of reported assets — $23.8 billion — were owned by and consolidated from ABS entities that were sponsored by Redwood from which Redwood acquired for its permanent asset portfolio certain of the more risky ABS issued. The assets owned by Redwood that were acquired from Redwood-sponsored ABS entities are not shown on Redwood’s Consolidated Balance Sheets.

Table 1
Earning Assets Owned By Redwood or Sold to ABS Entities
(all dollars in thousands)

Earning Assets	December 31,	December 31,
	2004	2003
Owned by Redwood:
Residential loans	$193,495	$43,459
Residential HELOCs	—	—
Residential credit-enhancement securities	350,756	250,944
Commercial loans	32,119	13,908
Securities portfolio	129,253	166,752
Cash	57,246	58,467

Total	762,869	533,530
Sold to ABS entities*:
Residential loans	22,014,922	16,195,701
Residential HELOCs	296,348	—
Residential credit-enhancement securities	210,902	127,783
Commercial loans	22,360	8,511
Securities portfolio	1,265,322	677,962

Total	23,809,854	17,009,957

Total GAAP Earning Assets	$24,572,723	$17,543,487

* Consolidated on our Consolidated Balance Sheets.

Of Redwood’s total managed residential loans (loans on which Redwood takes first-loss or second-loss risk) of $149 billion as of December 31, 2004, 14.8% of them ($22 billion) are shown on our Consolidated Balance Sheets as “residential real estate loans”. Of this $22 billion, $193 million of these loans as of December 31, 2004 were held as inventory for sale to a securitization entity. For the remainder of this $22 billion, Redwood does not own these loans but rather has acquired the residential CES from Redwood-sponsored securitization entities as permanent assets. HELOCs make up $296 million (0.2%) of total managed loans at December 31, 2004, and are reported in a separate line item on our Consolidated Balance Sheets. Redwood does not own these loans either, but we do own the first-loss credit risk of these loans through purchases of first-loss securities from the securitization of HELOCs that we sponsored. The remainder of our managed residential loans (85% or $126 billion as of December 31, 2004) are loans underlying residential CES acquired from securitizations sponsored by others (these securities are shown as our “residential credit-enhancement securities” portfolio on our Consolidated Balance Sheets).

Only certain of the securities Redwood actually owns are included in our securities portfolio as reported on our Consolidated Balance Sheets. All of the real estate loan securities that Redwood owns or consolidates on its balance sheet can be characterized as follows:

1)	Residential CES acquired from ABS securitizations sponsored by others. These securities are generally funded with equity if they are owned directly by Redwood ($351 million at December 31, 2004). A portion of these assets ($64 million at December 31, 2004) are owned directly by Redwood but held temporarily as inventory for future sale to ABS securitizations; these assets are typically funded with both short-term debt ($0 at December 31, 2004) and equity. Another portion of these assets ($199 million at December 31, 2004) has been sold to Acacia CDO entities, the assets of which are consolidated onto Redwood’s Consolidated Balance Sheets. All these securities are included in residential loan credit-enhancement securities on Redwood’s Consolidated Balance Sheets and are discussed above.

2)	Residential CES, IO securities, CDO equity, and similar securities acquired by Redwood from ABS entities sponsored by Redwood. These assets are funded with equity. In addition, Redwood also acquires as inventory investment-grade ABS from the securitizations it sponsors and, after a period of time, sells these securities to Acacia entities for re-securitization. None of these securities are shown on Redwood’s Consolidated Balance Sheets. Instead, all of the assets (loans and securities) and liabilities of the related entities are consolidated onto Redwood’s Consolidated Balance Sheets.

3)	Diverse residential and commercial real estate securities, generally with credit ratings of AAA through B, that were acquired by Redwood on a temporary basis as inventory for future sale to ABS securitization entities (Acacia). Redwood funds these assets ($94 million at December 31, 2004) with equity and short-term debt ($21 million at December 31, 2004). These are reported as part of Redwood’s securities portfolio on our Consolidated Balance Sheets.

4)	Diverse residential and commercial securities, generally with credit ratings of AAA through B, that were acquired by Redwood from third party securitizations and subsequently sold to ABS securitization entities sponsored by Redwood ($1.3 billion at December 31, 2004). Redwood no longer funds these assets, as they have been sold. They continue to be shown as part of Redwood’s securities portfolio on our Consolidated Balance Sheets because the assets of these ABS entities are consolidated with Redwood’s for reporting purposes. The performance of these consolidated assets may affect Redwood’s results, as the securities issued by those ABS entities that Redwood has acquired for our long-term investment portfolio may perform poorly if the underlying assets (shown on Redwood’s Consolidated Balance Sheet) perform poorly.

5)	Commercial loan CES, totaling $24.7 million at December 31, 2004, that are funded by Redwood with equity and are reported as part of Redwood’s securities portfolio on our Consolidated Balance Sheets.

6)	Other securities (such as CDO equity acquired from securitizations sponsored by others) that we hold with equity funding that are not slated for sale to a securitization, and that are included as part of the securities portfolio.

Redwood’s debt was $203 million at December 31, 2004, all of which was short-term debt. For GAAP purposes, Redwood consolidates and reports all of the assets owned by entities Redwood sponsors as Redwood balance sheet assets and all of the ABS issued by these entities as Redwood balance sheet ABS obligations. (Redwood’s maximum financial exposure to the entity, however, is typically limited to the net investment Redwood makes in the ABS certificates it acquires from the entity. Redwood’s maximum financial exposure is usually less than 5% — and often less than 1% — of the assets and ABS obligations reported on its balance sheet that are consolidated from ABS entities Redwood has sponsored.)

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. Actual results could differ from those estimates. The critical accounting policies and how changes in estimates might affect our financial results and statements are discussed below. Management discusses the ongoing development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Establishing Valuations and Accounting for Changes in Valuations
We estimate the fair value of certain assets and interest rate agreements using available market information and other appropriate valuation methodologies. Residential real estate loans held-for-sale are generally valued on a pool basis while commercial real estate loans held-for-sale and securities available-for-sale are valued on a loan-specific basis. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine market values.

In addition to our valuation processes, we are active acquirers and occasional sellers of the assets and interest rate agreements consolidated on our balance sheet. Thus, we believe that we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets in our portfolio. In addition, we use third party sources to validate certain valuation estimates.

Valuation adjustments to real estate loans held-for-sale are reported as net recognized losses and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment. In general, adjustments to the fair value of securities available-for-sale are reported through our Consolidated Balance Sheets as a component of accumulated other comprehensive income in Stockholders’ Equity within the cumulative unrealized gains and losses classified as accumulated other comprehensive income. The exception to this treatment of securities available-for-sale is when a specific impairment is identified or a decrease in fair value results from a decline in estimated cash flows that may be considered an other-than-temporary change. In such cases, the resulting decrease in fair value is recorded in net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment.

We review our fair value calculations on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience. We review our existing assumptions relative to our and the market’s expectations of future events and make adjustments to the assumptions that may change our market values and yields. Changes in perceptions regarding future events can have a material impact on the value of our assets. Should such changes or other factors result in significant changes in the market values, our net income, and/or book value could be adversely affected.

Revenue Recognition
When recognizing revenue on consolidated earning assets, we employ the effective yield method to account for purchase premiums, discounts, and other net capitalized fees or costs associated with purchasing and financing real estate loans and securities. For consolidated real estate loans, the effective yield method is applied as prescribed under SFAS 91. For loans acquired prior to July 1, 2004, the effective yield is determined using interest rates as they change over time and future anticipated principal prepayments. For loans acquired subsequent to that date, the initial interest rate of the loans and future anticipated principal prepayments are used in determining the effective yield. For our investment grade securities, the effective yield method is applied as prescribed under SFAS 91 or EITF 99-20 using anticipated principal prepayment. The use of these methods requires us to project cash flows over the remaining life of each asset and certain liabilities. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

Our consolidated residential loan CES have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential real estate loans. As a result of the relatively high credit risks of these investments, we are able to purchase CES at a discount to principal (par) value. A portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is considered as a form of credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk analysis, cash flow modeling, and portfolio analytical tools to assist us in our assessment.

Under the effective yield method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in increasing yields being recognized from residential loan CES. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the effective yield method and may represent a permanent impairment, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.

Credit Reserves

For consolidated residential and commercial real estate loans held-for-investment, we establish and maintain credit reserves that we believe represent probable credit losses that will result from impairment and inherent losses existing in our consolidated residential and commercial real estate loans held for investment as of the date of the financial statements. The reserves for credit losses are adjusted by taking provision for credit losses recorded as a reduction in interest income on residential and commercial real estate loans on our Consolidated Statements of Income. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics.

To calculate the credit reserve for credit losses for the residential real estate loans and HELOCs, we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each of our loan pools. The following factors are considered and applied in such determination:

•	On-going analysis of the pool of loans — including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, past performance of similar loans, and other observable data;

•	Historical loss rates;

•	Relevant environmental factors;

•	Relevant market research and publicly available third-party reference loss rates;

•	Trends in delinquencies and charge-offs;

•	Effects in changes in credit concentrations; and

•	Prepayment assumptions.

Once we determine applicable default, the timing of the defaults, and severity of loss upon the default we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record credit provision, charge-offs, and recoveries monthly.

The credit reserve for credit losses for the Commercial Real Estate loan portfolio includes a detailed analysis of each loan and the underlying property. The following factors are considered and applied in such determination.

•	On-going analysis of each individual loan

•	Consideration of current collateral values

•	On-going evaluation of fair values of collateral using current appraisals and other valuations

•	Discounted cash flow analysis

•	Security perfection

•	Borrower’s ability to meet obligations

Additionally, if the loan becomes REO or reclassified as held-for-sale, specific valuations also include analysis of the underlying collateral.

Accounting for Derivatives Instruments (Interest Rate Agreements)

We incorporate the use of derivative instruments to manage certain risks such as market value risk and interest rate risk. Currently, the majority of our interest rate agreements are used to match the duration of liabilities to assets. The derivative instruments we employ include, but are not limited to, interest rate swaps, interest rate options, options on swaps, futures contracts, options on futures contracts, options on forward purchases, and other similar derivatives. We collectively refer to these derivative instruments as “interest rate agreements”.

On the date the interest rate agreement is entered into, we designate the interest rate agreement under GAAP as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument).

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

RESULTS OF OPERATIONS

Acquisitions and Securitizations

During the fourth quarter of 2004, we acquired $1.8 billion of adjustable-rate residential real estate loans as inventory for our Sequoia securitization program. We sold $2.0 billion of residential real estate loans to Sequoia 2004-10, Sequoia 2004-11, and Sequoia 2004-12 ABS entities during the quarter. At the end of the fourth quarter, our inventory of loans being held for sale to Sequoia was $191 million. We also owned $2 million of loans being held for sale to third parties. For GAAP reporting purposes, all of the assets and liabilities of these three new Sequoia entities (as well as the inventory owned by Redwood) were included on our Consolidated Balance Sheets as “residential real estate loans”.

Redwood acquired $181 million of residential and commercial real estate securities during the fourth quarter as inventory for our Acacia CDO securitization program. Redwood sold $286 million of securities to Acacia CDO 6 during the quarter, and finished the quarter with an inventory of securities for sale to Acacia of $158 million. Acacia CDO 6 created and sold $291 million of ABS. All of the assets and liabilities of Acacia 6 were included on our Consolidated Balance Sheets.

During the fourth quarter of 2004, residential loan CES with a principal value of $19 million were called, generating a GAAP gain of $11 million and an estimated tax gain of $10 million.

Interest Income

Total interest income (as reported for GAAP purposes on a consolidated basis) for 2004 was $648 million, an increase of 96% from the $331 million of interest income revenue in 2003, and an increase of 297% from the $163 million of interest income in 2002.

Total interest income consists of cash interest payments we receive on consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses.

Table 2
Interest Income and Yield
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest income	$651,661	$332,033	$174,357
Discount amortization	36,071	37,752	8,232
Premium amortization	(32,412)	(30,163)	(16,065)
Provision for credit losses	(7,236)	(8,646)	(3,308)

Total interest income	$648,084	$330,976	$163,216

Average earning assets	$21,208,757	$10,858,311	$3,948,399
Yield as a result of:
Interest income	3.07%	3.06%	4.41%
Discount amortization	0.17%	0.35%	0.21%
Premium amortization	(0.15%)	(0.28%)	(0.41%)
Credit provision expense	(0.03%)	(0.08%)	(0.08%)

Yield on earning assets	3.06%	3.05%	4.13%

Interest income for 2004 increased from 2003 as a result of 95% growth in the average balance of consolidated earning assets over the last year. Total consolidated earning assets grew primarily as a result of increased sponsorship of securitizations of residential real estate loans. The yield increased from 3.05% to 3.06% during 2004 as a result of an increase in interest rates offset by a change in the mix of assets. In addition, our yield was increased by a decrease in net discount amortization expense and lower credit provision expenses.

Interest income increased from 2002 to 2003 as a result of significantly higher average earning asset balances due to significant growth in our consolidated balances of loans and securities over the past few years. This increase in the balance more then offset the decline in yield (which was the result of lower short-term interest rates).

Table 3
Interest Income and Yield by Portfolio
(dollars in thousands)

	Year Ended December 31, 2004
					Growth Rate Of
		Percent of Total			Average Balance
	Interest Income	Interest Income	Average Balance	Yield	Over Last 12 Months
Residential real estate loans, net of provision for credit losses	$525,511	81.09%	$19,476,842	2.70%	96%
HELOCs, net of provision for credit losses	4,331	0.67%	188,254	2.30%	NM
Residential loan credit-enhancement securities	64,602	9.97%	349,779	18.47%	27%
Commercial loans	3,769	0.58%	30,469	12.37%	3%
Securities portfolio	48,949	7.55%	1,068,162	4.58%	101%
Cash	922	0.14%	95,251	0.97%	NM

Total interest income	$648,084	100.00%	$21,208,757	3.06%	95%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the year ended December 31, 2004 as compared to the year ended December 31, 2003, and similarly for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Table 4
Volume and Rate Changes for Interest Income
(dollars in thousands)

	Change in Interest Income			Change in Interest Income
	Year Ended			Year Ended
	December 31, 2004 Versus			December 31, 2003 Versus
	December 31, 2003			December 31, 2002
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
Residential real estate loans, net of provisions for credit losses	$226,735	$62,798	$289,533	$211,077	$(70,536)	$140,541
HELOCs, net provision for credit losses	4,331	—	4,331	—	—	—
Residential loan credit-enhancement securities	18,419	(21,908)	(3,489)	5,080	25,584	30,664
Commercial loans, net of provision for credit losses	100	710	810	(2,016)	(25)	(2,041)
Securities portfolio	23,654	1,765	25,419	1,368	(2,242)	(874)
Cash	35	469	504	453	(983)	(530)

Total interest income	$273,274	$43,834	$317,108	$215,962	$(48,202)	$167,760

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

For the full year 2004 as compared to 2003, interest income increased primarily due to the growth in consolidated residential real estate loans. For the full year 2003 as compared to 2002, interest income increased primarily due to the growth in consolidated residential real estate loans, offset by an overall decrease in interest rates. Over the last few years, we have continued to acquire residential loan CES; however, the yields we currently recognize on these more recently acquired securities are lower than the yields we are currently recognizing on our more seasoned CES, so the overall yield on residential CES has declined.

Interest Expense

Total interest expense (as reported for GAAP purposes on a consolidated basis) rose by 113% from $203 million in 2003 to $432 million in 2004. Over the same period, average balances of Redwood debt increased 20% from $363 million to $435 million, and the average balance of consolidated ABS increased by 101% — from $10.1 billion in 2003 to $20.3 billion in 2004. ABS issued by ABS entities sponsored by us (which are consolidated on our reported balance sheet) increased rapidly as we continued to sponsor the securitization of residential real estate loans through our Sequoia securitization program and diverse real estate securities through our Acacia resecuritization program. The total cost of funds on Redwood debt plus the cost of funds on consolidated ABS increased from 1.93% in 2003 to 2.08% in 2004, reflecting an increase in short-term interest rates during 2004 that increased both the cost of Redwood Trust debt as well as cash payments made on consolidated floating-rate ABS issued by securitization entities. We include the average balance of deferred ABS issuance costs in the average ABS balance and the amortization expenses of the deferred ABS issuance in interest expense on ABS.

Table 5
Total Interest Expense
(dollars in thousands)

		Year Ended December 31,
	2004	2003	2002
Interest expense on Redwood debt	$9,933	$7,038	$20,312
Interest expense on ABS	421,985	195,823	71,393

Total interest expense	$431,918	$202,861	$91,705

Average Redwood debt balance	$434,662	$363,311	$856,016
Average ABS balance	20,313,996	10,126,303	2,760,490

Average total obligations	$20,748,658	$10,489,614	$3,616,506

Cost of funds of Redwood debt	2.29%	1.94%	2.37%
Cost of funds of ABS	2.08%	1.93%	2.58%
Cost of funds of total obligations	2.08%	1.93%	2.54%

The table below details how our interest expense changed as a result of changes in outstanding consolidated obligations (“volume”) and cost of funds (“rate”) for the year ended December 31, 2004 as compared to the same period during the prior years.

Table 6
Volume and Rate Changes for Interest Expense
(dollars in thousands)

	Change in Interest Expense			Change in Interest Expense
	Year Ended			Year Ended
	December 31, 2004 Versus			December 31, 2003 Versus
	December 31, 2003			December 31, 2002
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
Interest expense on Redwood debt	$1,382	$1,513	$2,895	$(11,691)	$(1,583)	$(13,274)
Interest expense on ABS	197,010	29,152	226,162	190,498	(66,068)	124,430

Total interest expense	$198,392	$30,665	$229,057	$178,807	$(67,651)	$111,156

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

The increase in interest expense during 2004 as compared to 2003, and during 2003 as compared to 2002, is due primarily to the increase in volume of ABS issued by consolidated Sequoia and Acacia entities. An increase in interest rates paid on these (primarily adjustable-rate) ABS due to rising short-term rates during 2004 also increased expense in 2004 as compared to 2003. During 2003, rates were lower than in 2002 and this partially offset the impact of the increase in average balances.

Our interest expenses for consolidated ABS obligations include cash interest payments made to securities holders, amortization of deferred ABS issuance costs, net expenses for interest rate agreements that hedge these obligations, less the income from the amortization of the premium created when interest-only ABS are issued, and income from amortizing the premium created when ABS are issued at prices greater than principal value.

Table 7
Cost of Funds of Asset-Backed Securities Issued
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
ABS interest expense	$399,193	$183,214	$70,001
ABS issuance expense amortization	16,828	12,805	1,832
Net ABS interest rate agreement expense	13,235	8,175	—
Net premium amortization on ABS issue	(7,271)	(8,371)	(440)

Total ABS interest expense	$421,985	$195,823	$71,393
Average balance of ABS	$20,313,996	$10,126,303	$2,760,490

ABS interest expense	1.97%	1.80%	2.53%
ABS issuance expense amortization	0.08%	0.13%	0.07%
Net ABS interest rate agreement expense	0.07%	0.08%	—
Net premium amortization on ABS issue	(0.04%)	(0.08%)	(0.02%)

Cost of funds of ABS	2.08%	1.93%	2.58%

ABS issued includes premiums received for IO securities issued. The interest paid net of the amortization of the IO premium on these securities is included in the ABS interest expense in the table above. The IO premium amortization for the year ended December 31, 2004 was $98 million and was $13 million for the year ended December 31, 2003. IO premium amortization for the year ended December 31, 2002 was $0 as we had not issued any IO securities.

Table 8
Cost of Funds of Redwood Debt
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest expense on Redwood debt	$9,933	$7,038	$19,271
Net interest rate agreement expense	—	—	1,041

Total interest expense on Redwood debt	$9,933	$7,038	$20,312
Average balance of Redwood debt	$434,662	$363,311	$856,016
Interest cash expense — Redwood debt	2.29%	1.94%	2.25%
Net interest rate agreement expense	—	—	0.12%

Cost of funds of Redwood debt	2.29%	1.94%	2.37%

Net Interest Income

Net interest income was $216 million in 2004, as compared to $128 million and $72 million in 2003 and 2002, respectively.

Table 9
Net Interest Income
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Total interest income	$648,084	$330,976	$163,216
Total interest expense	(431,918)	(202,861)	(91,705)

Net interest income	$216,166	$128,115	$71,511

Net interest income has grown over the past several years as a result of increases in our equity employed. We also benefited from faster than anticipated prepayment rates and strong credit results on loans underlying our residential loan credit-enhancement securities, resulting in increased amortization of the unamortized discount into income.

Operating Expenses

Operating expenses decreased in 2004 from 2003. This decrease was the result of lower variable stock option expense and lower excise taxes. Variable stock option expense decreased as most of the options that generate this expense were exercised in late 2003 and in 2004. The remaining options will be exercised or terminated by 2006. The amount of excise tax was lower in 2004 as we deferred a lower amount of excise-taxable REIT taxable income from 2004 to 2005 than we did from 2003 to 2004. Total operating expenses before excise tax and variable stock option expense (“VSOE”) increased by 10% over the last year, and were $33 million in 2004 as compared to $30 million in 2003 (due to an increase in fixed expenses).

Operating expenses in 2003 increased significantly from 2002 as we increased our staffing levels. In spite of the increases in fixed expenses, the scale of our business has increased more rapidly than our operating expenses as illustrated by our efficiency ratio. The efficiency ratio is total operating expenses before excise tax and VSOE as a percentage of net interest income (NII), and has decreased from 26% in

2002 to 23% in 2003 to 15% in 2004. The reconciliation of GAAP operating expense to operating expense before excise tax and variance stock option expense is provided in the table below.

Management excludes excise tax and variable stock option expenses in determining this efficiency ratio. Thus, by excluding these items, management believes that we are providing a more comparable ratio to other companies. Excise taxes are a function of the timing of dividend distributions and are not necessarily an ongoing expense. Variable stock option expenses are a non-cash function of Redwood’s stock price, and are not indicative of the ongoing expenses needed to operate the business.

Table 10
Operating Expenses
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Total operating expenses	$34,661	$36,895	$20,005
Less: Excise tax	(626)	(1,203)	(958)
Less: Variable stock option expense (VSOE)	(1,018)	(5,652)	(665)

Total operating expenses before excise tax and VSOE	$33,017	$30,040	$18,382

Components of total operating expense before excise tax and VSOE
Fixed compensation expense	$8,040	$5,948	4,000
Variable compensation expense	15,095	16,686	10,211
Fair value of stock option expense	1,289	388	—
Other operating expense	8,593	7,018	4,171

Total operating expenses before excise tax and VSOE	$33,017	$30,040	$18,382

Net interest income (NII)	$216,166	$128,115	$71,511
Adjusted Efficiency ratio (Operating Expense before excise tax and VSOE/NII)	15%	23%	26%

Fixed compensation expenses include employee salaries and related employee benefits. Fixed compensation expenses for 2004 increased by 35% over 2003 after increasing 49% from 2002 to 2003. Increases in staff related to the increased scale of the operations of our business have led to these higher expenses. Variable compensation includes employee bonuses, which are based on individual employee performance and the (adjusted) return on equity earned by Redwood, as well as dividend equivalent right expenses related to dividends on certain outstanding stock options. Variable compensation decreased in 2004, as compared to 2003, due primarily to the exercise of stock options by employees in 2003 and 2004, resulting in lower dividend equivalent right expenses on stock options during 2004 as compared to 2003. Our dividend equivalent expenses were higher in 2003 than in 2002 due to the relative size of the special dividends declared.

In the fourth quarter of 2003, effective January 1, 2003, we adopted the fair value method of accounting for stock options for all options granted since January 1, 2003. The estimated fair value of stock options granted is amortized over the options’ relative vesting period. For 2004, the stock option fair value expense was $1.3 million. Other operating expenses in 2004 increased by 22% compared to 2003 after increasing 68% from 2002 as compared to 2003. These higher levels are due to investments in systems and infrastructure, increases in the scale of our operations, and increased accounting, legal, consulting fees, and internal control costs.

For a portion of our older stock options, we recognize income when our stock price falls and we accrue an expense when our stock price increases (as in 2004) as variable stock option expense. The income or expense recognized on these stock options is becoming less sensitive to changes in our stock price due to the decreasing number of these options that are outstanding as a result of stock option exercises by Redwood employees. The remainder of these options will expire or be exercised in 2006.

In the last two years, Redwood has delayed the distribution via dividends of a portion of its REIT taxable income; as a result, under the REIT tax rules, Redwood has paid an excise tax. This excise tax is included in operating expenses on our Consolidated Statements of Income.

We continue to add to our staff as we grow. Nevertheless, we believe our productivity and efficiency may continue to improve, with our equity and earnings growing more rapidly than the number of our employees and operating expenses. In addition, we expect some of our operating expenses related to stock options (dividend equivalent right expenses and variable stock option expenses) to decline over time as the applicable options are exercised or expire.

Net Recognized Gains (Losses) and Valuation Adjustments

Table 11
Net Recognized Gains and Valuation Adjustments
(in thousands)

	Year ended December 31,
	2004	2003	2002
Realized gains on calls:
Residential loan credit-enhancement securities	$58,630	$56,560	$3,186
Securities portfolio	109	—	160
Realized gains on sales:
Residential loan credit-enhancement securities	6,246	—	39
Securities portfolio	1,002	—	7,237
Valuation adjustments under FAS 115 and EITF 99-20:
Residential loan credit-enhancement securities	(4,206)	(1,492)	(1,226)
Securities portfolio	(2,192)	(6,154)	(389)
Loss on extinguishment of asset-backed securities issued	—	(2,160)	—
Lower-of-cost-or-market (LOCOM) valuation adjustments on real estate loans:
Residential real estate loans	(375)		—
Commercial real estate loans	—	(500)	(347)
Recognized gains (losses) on sales of real estate loans:
Residential real estate loans	489	738	744
Commercial real estate loans	(98)	132	—
Unrealized losses on interest rate agreements	(478)	(448)	(4,293)

Net recognized gains and valuation adjustments	$59,127	$46,676	$5,111

We recognized income of $59 million in 2004 as a result of net recognized gains and valuation adjustments (change in market values of certain assets and hedges, either unrecognized or recognized via sale or call). This income was higher than the $47 million recognized in 2003 and the $5 million recognized in 2002. More calls and sales contributed to the increases in recognized gains in 2004, relative to the amounts recognized in 2003 and 2002.

In 2004, GAAP gains from calls on $99 million par (principal or face) value of residential CES were $59 million. We acquire these securities at a discount. They are called –

effectively sold — at par. Gains from sales of assets were $7 million during 2004. We have sold, and intend to continue to sell, appreciated assets from time to time to recycle capital into newer assets that have higher potential returns. In 2003, gains from calls were $57 million while gains from sales totaled $0.7 million. In 2002, gains from calls were $3 million, while gains from sales totaled $7 million. Rapid prepayment rates over the last four years have accelerated the first potential call dates of the securitizations we credit-enhance. We expect gains from calls to continue, although at an unpredictable and slower rate for the next few years.

Accounting rules (SFAS 115 and EITF 99-20) require us to review the projected discounted cash flows on certain of our assets (based on credit, prepayment, and other assumptions), and to mark to market through our income statement those assets that have experienced any deterioration in discounted projected cash flows (as compared to the previous projection) that could indicate permanent impairment as defined by GAAP. Assets with reduced discounted projected cash flows are written down in value (through a non-cash income statement charge) if the current market value for that asset is below our current basis. If the market value is above our basis, our basis remains unchanged and there is no gain recognized in income. With rising interest rates and slowing prepayment rates, we generally expect an increase in valuation adjustments to reported earnings over time. It is difficult to predict the timing or magnitude of these adjustments; the quarterly adjustment could be substantial. Our net reported SFAS 115 and EITF 99-20 write-downs were $6 million in 2004 due primarily to the timing of cash flows as a result of slower prepayment assumptions related to certain securities purchased at a discount. These write-downs totaled $8 million in 2003 and $2 million in 2002.

We have not sought hedge accounting treatment for a portion of our interest rate agreements (interest rate swaps, futures, and related instruments). We recognize in income each quarter the change in market value of these agreements. Total valuation adjustments for interest rate agreements accounted for as trading and the ineffective portions of our other hedges were negative $0.5 million in 2004, compared to negative $0.4 million and negative $4.3 million in 2003 and 2002, respectively.

Provisions For Income Taxes

We permanently retained approximately 10% of the ordinary REIT taxable income earned in 2004 and we will declare the distribution of the remainder as dividends by September 2005. We also retained 100% of the taxable income that we earned at our taxable REIT subsidiaries in 2004. We accrued for income taxes on the portion of the estimated REIT taxable income that we permanently retain. By retaining a portion of our income, we seek to build equity per share, and thus potential earnings and dividends per share, over time. Our current provision for corporate income taxes for Redwood is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year. Prior to 2003, we distributed 100% of our REIT taxable income. In the past few years we have retained 10% of our REIT taxable income and, as a result, our current tax provision has increased in recent years.

Our current Federal tax and state provisions for corporate income tax for Holdings increased in 2004 as we utilized existing net operating loss carry forwards (NOLs) in prior years and for a portion of 2004. Holdings recognized net deferred tax benefits in 2004 as a result of the build up of deferred tax assets attributable to GAAP/tax securitization gain temporary differences, the utilization of prior period deferred tax assets, and a reversal of previously existing valuation allowances related to NOLs. No deferred tax provisions were recorded during the years ended December 31, 2003 and 2002.

As a result of current and deferred tax provisions, we recognized a total net tax provision of $8.0 million in 2004, $5.5 million in 2003, and $0 million in 2002.

Dividends on Preferred Stock

Our distributions of preferred stock dividends were $0.7 million per quarter through and including the first quarter of 2003, reflecting a dividend of $0.755 per share on 902,068 preferred shares outstanding. In May 2003, we converted all of the outstanding shares of preferred stock into shares of common stock.

Table 12
Net Income Available to Common Stockholders
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Total interest income	$648,084	$330,976	$163,216
Total interest expense	(431,918)	(202,861)	(91,705)

Net interest income	$216,166	$128,115	$71,511
Operating expenses	(34,661)	(36,895)	(20,005)
Net recognized gains and valuation adjustments	59,127	46,676	5,111
Provision for income taxes
	(7,997)	(5,502)	—
Dividends on Class B preferred stock	—	(681)	(2,724)
Undistributed earnings allocated to Class B preferred stock	—	(15)	(452)

Net income available to common stockholders	$232,635	$131,698	$53,441

Common Dividends and Taxable Income

Estimated total taxable income and estimated REIT taxable income are not GAAP performance measures but are important measures as they are the basis of our required minimum dividend distributions to stockholders. Our REIT taxable income differs from our GAAP income. For example, our GAAP income is reduced by credit provision expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized market price valuation adjustments for GAAP purposes are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax purposes (both in terms of timing and also total expenses over time). Most of the securitizations we sponsor are treated as sales of the assets for tax purposes. This creates a realized gain or loss for tax purposes (which is a component of the taxable income we earn in our taxable subsidiaries). Essentially, when we recognize gains on securitizations that we sponsor, we are accelerating for ABS tax purposes income that we will recognize for GAAP purposes over time in the form of excess interest income on whole loans over long-term interest expense. Conversely, these securitizations we sponsor are accounted for as financings for GAAP purposes, so no gain or loss is recognized at the close of the securitization transaction. As the number of the securitizations that we sponsor grows over time, the excess of net GAAP interest income over taxable interest income will likely continue to grow.

The table below reconciles the differences between GAAP and taxable income.

Table 13
Differences Between GAAP Net Income and Total Taxable and REIT Taxable Income
(all dollars in thousands, except per share data)

	Estimated Year	Year Ended	Year Ended
	Ended December	December 31,	December 31,
	31, 2004	2003	2002
GAAP Net Income	$232,635	$131,698	$53,441
Interest income and expense differences	(25,678)	22,324	17,585
Provision for credit losses — GAAP	7,236	8,646	3,206
Tax deductions for realized credit losses	(884)	(825)	(15)
Long-term compensation differences	3,228	7,522	5,773
Stock option exercise deduction differences	(16,021)	(2,483)	(225)
Depreciation of fixed asset differences	(718)	(686)	100
Other operating expense differences	(2,210)	885	64
Sales of assets to third parties differences	181	(69)	(2,059)
Call income from residential CES differences	(10,890)	(8,402)	(3,346)
Tax gain on securitizations	31,595	—	—
Tax gain on intercompany sales and transfers	10,577	2,823	—
GAAP market valuation write downs (EITF 99-20)	6,398	7,646	1,615
Interest rate agreement differences	(449)	(229)	(257)
Provision for excise tax — GAAP	626	1,203	959
Provision for income tax differences	5,870	5,502	—
Preferred dividends and undistributed earnings allocated to Class B preferred stock — GAAP	—	696	3,176

Total taxable income (pre-tax)	241,496	176,251	80,017
Earnings from taxable subsidiaries	(39,246)	(7,861)	37

REIT taxable income (pre-tax)	202,250	168,390	80,054
GAAP Income per share based on average diluted shares during period	10.47	7.04	3.41
Total taxable income per share based on shares outstanding at period end	10.91	9.64	5.09
REIT taxable income per share based on shares outstanding at period end	$9.15	$9.21	$5.09

We estimate that our total taxable income (pretax) was $241 million, or $10.91 per share in 2004. Estimated taxable income at the REIT level was $9.15 per share for 2004. Estimated taxable income per share at the REIT level was $7.41 per share if measured before gains from calls and sales of assets and deductions for stock option exercises. Taxable income per share is measured as the estimated pretax taxable income earned in a calendar quarter dividend by the number of shares outstanding at the end of that quarter. Annual taxable income per share is the sum of the four quarterly taxable earnings per share calculations.

We permanently retained approximately $54 million of our total estimated taxable income at Redwood and Holdings (before applicable Federal and state current income taxes of $18.6 million). Retaining earnings and deferring distributions should help support future investments in real estate assets as well as increasing our book value per share.

Dividends to shareholders during 2004 totaled $203 million, approximately $53 million of which represented the distribution of the balance of REIT taxable income earned in 2003. Based on our estimates of 2004 REIT taxable income, we will enter 2005 with $38 million of undistributed REIT taxable income which we will pay as dividends to our shareholders during 2005. We currently project that the first two regular quarterly dividends we pay in 2005 and a portion of the third quarter of 2005 regular dividend will consist of REIT taxable income earned in 2004. Our estimates of taxable income are subject to change due to changes in interest rates and other market factors as well as changes in applicable income tax laws and regulations. One potential future tax law change that we are aware of, which is described in IRS Announcement 2004-75, could, for example, cause our taxable income and associated dividend distributions to decrease in future periods. However, we do not currently expect this particular potential future tax law change to have a material impact on either our taxable income or our dividend rate.

During 2004, taxable income in the form of net capital gains resulting from the call of some of our residential CES totaled approximately $46 million. Our income from call activity was long-term capital gain income for tax purposes. During 2004, 27.081% of our dividends distributed were characterized as a distribution of long-term capital gain income and the remaining 72.919% was characterized as a distribution of ordinary income. Our tax-paying stockholders may benefit to the degree they can take advantage of the lower tax rate on capital gains versus ordinary income.

Total taxable income and taxable income per share were higher in 2004 than in 2003 and higher in 2003 than in 2002. The primary reason for these higher levels was due to increases in our equity employed plus an increase in gains from calls and sales. The following table shows the components of our estimated taxable income and the amounts related to calls, sales, stock option exercise deductions, and income at our taxable subsidiaries.

Table 14
Estimated Taxable Income
(dollars in thousands, except per share data)

	Estimated		Actual		Actual Year
	Year Ended		Year Ended		Ended
	December	Per	December 31,	Per	December	Per
	31, 2004	Share	2003	Share	31, 2002	Share
REIT taxable income before calls, sales, and stock options exercised	$163,305	$7.41	$122,622	$6.79	$75,443	$4.82
REIT taxable gains on calls	46,268	2.09	45,666	2.41	506	0.03
REIT taxable gains on sales of assets	8,698	0.42	2,585	0.14	4,836	0.29
REIT stock option exercise deductions	(16,021)	(0.78)	(2,483)	(0.13)	(225)	(0.02)

REIT taxable income	202,250	9.14	168,390	9.21	80,054	5.09
Pre-tax income at taxable subsidiaries	39,246	1.76	7,861	0.43	(37)	—

Total taxable income (pre-tax)	$241,496	$10.90	$176,251	$9.64	$80,017	$5.09

We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT corporate level that may generate distributions of UBTI or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Review of Assets and Operations By Portfolio

Each of our product lines and portfolios is a component of our single business of investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities. Our earning assets, as presented for GAAP purposes, consist of five portfolios: residential real estate loans,

HELOCS, residential CES, commercial real estate loans, and securities portfolio. A discussion of the activities and trends in each of these portfolios appears below.

Residential Real Estate Loans

Our consolidated residential real estate loan portfolio includes all of the residential loans that we own temporarily as inventory prior to sale to a securitization plus loans that are consolidated onto our balance sheet from ABS securitization entities that have been sponsored by us. Residential loans that are structured as HELOCs are detailed in a separate section below. Our consolidated residential real estate loan portfolio consists of “prime” quality residential loans that generally have high-quality characteristics such as relatively low loan-to-value ratios and borrowers with relatively high credit scores (in each case relative to the U.S. residential real estate loans as a whole). The majority of these loans are jumbo loans that had loan balances at origination that exceeded the loan limits imposed on Fannie Mae and Freddie Mac, so they were not eligible at origination for purchase for credit-enhancement by these government-sponsored enterprises.

At December 31, 2004, Redwood owned $191 million of residential real estate loans as inventory under accumulation for sale to future securitizations and $2 million for sale to third parties. These loans were pledged to support $182 million of associated Redwood debt.

ABS securitization entities consolidated on Redwood’s balance sheet owned $22.0 billion of residential real estate loans as of December 31, 2004. Total residential real estate loans shown on our Consolidated Balance Sheets at December 31, 2004 were $22.2 billion.

There were approximately 63,000 loans in the consolidated residential real estate loan portfolio at December 31, 2004, and the average loan balance was $348,000. Loans with a balance over $1 million made up 14% of the dollar balance of loans. Over 99% of consolidated residential loans at December 31, 2004 had adjustable-rate coupons that adjust every month or each six months to the one- or six-month LIBOR rate (a short-term interest rate). Loans on homes located in California were 25% of the dollar balance of this portfolio, split almost evenly between northern and southern California. Other states that each represent 4% to 11% of our consolidated portfolio include Florida, Georgia, New York, New Jersey, Texas, Arizona, and Colorado.

We acquired $9.7 billion of high-quality residential real estate loans as securitization inventory during 2004. Most of these loans were subsequently sold to ABS securitization entities that we consolidate for reporting purposes. All of our loan purchases were one- and six-month LIBOR loans. We continue to expand our relationships with originators from whom we acquire loans. In addition, adjustable-rate loans remained popular among homeowners. As a result, our acquisition volumes remained strong during 2004 despite a decrease in residential loan origination overall. Acquisition volumes declined in the fourth quarter. If interest rates rise and/or the yield curve flattens further, or the housing market weakens, or competition to acquire loans further increases, or competing negative amortization ARMs continue to gain shares of the jumbo ARM market, we would expect our volume of adjustable-rate residential loan acquisitions to continue to decline.

The reserve for credit losses on our residential real estate loans is included as a component of our residential real estate loans on our Consolidated Balance Sheets. Our residential real estate loan reserve balance was 0.10% of the current balance of this portfolio as of both December 31, 2004 and 2003. During 2004, 2003, and 2002, the provision for credit losses for residential real estate loans recorded on our Consolidated Statements of Income was $6.5 million, $8.1 million, and $3.3 million, respectively.

Charge-offs recorded in this portfolio totaled $0.2 million, $0.1 million, and $0.2 million during 2004, 2003, and 2002, respectively, and, remained at an annualized rate of less than 1 basis point (0.01%) during these periods. Serious delinquencies increased from $5.4 million at December 31, 2003 to $13.0 million at December 31, 2004. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of our loan portfolio, delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole, and were 0.06% of our current loan balances in this portfolio at December 31, 2004.

The credit quality of these loans, personal income growth, a strong housing market, and rising housing prices have helped to contain and reduce delinquencies and losses. Recently, however, short-term interest rates have started to rise. If this trend continues, required monthly payments made by homeowners with adjustable-rate real estate loans could increase by a material amount, thus potentially causing some credit issues. Almost all of the loans in our consolidated residential real estate loan portfolio are adjustable-rate. Rising interest rates (or a soft economy) could also have an impact on housing prices, which in turn could adversely affect our delinquencies and losses.

As of December 31, 2004, substantially all of the loans in this portfolio are interest-only loans (for several years from origination, the homeowner is able to make interest payments only rather than both principal and interest) and none of the loans in this portfolio have the potential for negative amortization (for several years from origination, the homeowner can opt to make a payment that is less than the full interest accrual rate on the loan, so the total loan balance can increase). Although loans are generally high-quality loans (with credit scores, loan-to-value ratios, and other loan characteristics consistent with high-quality), the ability of the homeowner to make a payment less than the amount that would fully amortize the loan may cause additional risks (especially as interest rates rise, as these are adjustable-rate loans). Over the last ten years, the credit performance of the interest-only and negative amortization residential loans that Redwood has credit-enhanced has been excellent.

Table 15
Consolidated Residential Real Estate Loans — Interest Income and Yield
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest income	$561,477	$273,739	$110,733
Net premium amortization expense	(29,423)	(29,615)	(11,988)
Credit provision expense	(6,543)	(8,146)	(3,308)

Total interest income	$525,511	$235,978	$95,437

Average consolidated residential real estate loans	$19,476,842	$9,932,961	$3,092,755
Yields as a result of:
Interest income	2.88%	2.76%	3.58%
Net premium amortization expense	(0.15%)	(0.30%)	(0.39%)
Credit provision expense	(0.03%)	(0.08%)	(0.10%)

Yield	2.70%	2.38%	3.09%

During 2004, interest income on residential real estate loans increased as a result of higher average balances and higher yields as short-term interest rates rose. Yields on these residential real estate loans have started to trend upward as most of these loans have coupon rates that adjust monthly or every six months as a function of the one or six-month LIBOR short term interest rate.

Because of the rising interest rate environment during 2004 and the effect it had on projected yields over the lives of these loans, premium amortization expense (as a percent of average loan balances) during 2004 decreased from prior periods. Amortization expense results from elections we have made under SFAS 91 pursuant to which we determine an effective yield to amortize the premium using coupon interest rates as they change over time and anticipated principal prepayments (actual and projected) for loans acquired prior to July 1, 2004. Thus, rising rates on an adjustable rate loan may result in a higher effective yield (i.e., a lower rate of premium amortization) over the remaining life of the loan (all other factors being equal). For loans acquired after July 1, 2004, we determine an effective yield under SFAS 91 using the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayment rates. For these portfolios, changing coupon interest rates will not affect the periodic premium amortization expense (all other factors being equal). Interest income will continue to vary according to the coupon rates on the loans and be affected by the level of principal prepayments.

During the course of reviewing the application of SFAS 91 for the third quarter of 2004, we realized that there were several provisions of that standard that we had been applying inappropriately. The impact of this error was that, on a cumulative basis, we had accelerated loan acquisition premium amortization by $4.1 million. Under the provisions of APB 20: “Reporting Accounting Changes” and SAB 99: “Materiality”, we analyzed the impact of the error on each period affected. After carefully assessing the effect of this error on previously reported earnings and the effect of recording a cumulative correcting adjustment of $4.1 million in the third quarter 2004, we determined that the error was not material to previously issued financial statements or to the financial statements for the nine months ended September 30, 2004 and the year ended December 31, 2004. Accordingly, a cumulative correcting adjustment of $4.1 million was recorded and resulted in a decrease in loan acquisition premium amortization and an increase in net income on our Consolidated Statements of Income and an increase in the residential real estate loan balance on our Consolidated Balance Sheets. The correction of this error did not have an impact on reported cash flow from operations, did not affect reported taxable income, and did not affect our dividend distributions.

Residential Home Equity Lines of Credit (HELOCs)

In the second quarter of 2004, we acquired $335 million of high-quality HELOCs and sold them to a securitization entity sponsored by us. The current balance of the HELOC loans at December 31, 2004 was $296 million. This HELOC portfolio consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of 10 years. During the revolving period, borrowers have the option of drawing funds up to the available credit limit. As a result, the balance of each loan, and the total balance of this portfolio, may increase if borrowers increase their draws. The coupon rate on the HELOCs adjusts as a function of the prime short-term interest rate. The HELOC portfolio is generally high quality and characterized by relatively high FICO credit scores (average of 725) and relatively low combined loan-to-value ratios (average of 75%). The borrowers in this HELOC portfolio are similar in many ways to the borrowers for the other residential loans in the securitizations we have sponsored.

In general, due to the second lien status of most of these HELOCs, we expect delinquencies for these HELOCs to be somewhat higher than we experience with our other managed real estate loans. We believe the loss frequency of these HELOCs may be approximately similar to the other residential loans of the same vintage that we manage, but we expect the loss severity (credit loss from a default, as a percentage of the loan balance) of HELOCs to be significantly higher. Due to the higher loss severity, we expect cumulative credit losses over time on these HELOCs could be materially higher than on our other managed residential loans. We have factored this higher loss expectation into our acquisition pricing and securitization calculations. As a result, we believe these securitized HELOCs can produce significantly higher losses than our other managed residential loans. We currently intend to continue acquiring and securitizing these loans when we believe we can acquire HELOCs at a price that is less than the net sales proceeds we would expect to earn from sponsoring a securitization of these loans. In the second half of 2004 and the first months of 2005, the price banks were willing to pay for these loans for their own portfolios exceeded the price we were willing to pay based on our estimate of the proceeds available from the securitization of these loans.

Our GAAP credit reserve for consolidated HELOCs was $0.7 million, or 0.23% of the current balance of this portfolio, as of December 31, 2004. Delinquencies in our HELOC portfolio totaled $0.3 million, or 0.10% of the outstanding balance, as of December 31, 2004. There were no realized credit losses from the HELOC portfolio during 2004.

Table 16
Residential Home Equity Lines of Credit (HELOC) — Interest Income and Yield
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest income	$7,288	$—	$—
Net premium amortization expense	(2,264)	—	—
Credit provision expense	(693)	—	—

Total interest income	$4,331	$—	$—

Average balance of HELOCs	$188,254	$—	$—
Yields as a result of:
Interest income	3.87%	—%	—%
Net premium amortization expense	(1.20%)	—%	—%
Credit provision expense	(0.37%)	—%	—%

Yield	2.30%	—%	—%

Residential Credit-Enhancement Securities (acquired from securitizations sponsored by others)

Residential CES are the securities issued by an ABS securitization entity that bear the bulk of the initial credit risk of the underlying pool of loans that was securitized. By bearing the “first-loss” and “second-loss” credit risk, these securities credit-enhance the other securities issued by the ABS entity, allowing those securities to earn high ratings from credit-rating agencies, thus allowing them to be sold to a wide variety of capital markets investors. The CES that bear the concentrated credit risk typically have below investment-grade credit ratings. The maximum loss for the owner of these securities, however, is limited to the investment made in purchasing the CES.

We acquire residential CES at a price that is typically significantly less than the principal value of the security (our investment is typically 15% to 35% of principal value for a first-loss security). Initial cash-on-cash interest rate returns can be favorable, as the security typically pays interest at a rate of 3% to 9% of principal value, yet we acquire these securities at a significant discount to principal value. If cumulative credit losses in the underlying pool of loans exceed the principal value of the first-loss piece, we will never receive a principal payment from that security. Our investment returns could nevertheless be favorable, given the high rate of initial cash-on-cash return. Thus, the timing of future credit losses is as important as the amount of future credit losses — the longer losses are delayed, the better our economic returns.

At December 31, 2004, we reported for GAAP purposes ownership of residential CES acquired from securitizations sponsored by others with a market value totaling $562 million. These securities had a principal value of $934 million, an increase from the $624 million principal value we reported on December 31, 2003.

At December 31, 2004, our adjusted cost basis of reported residential CES acquired from securitizations sponsored by others was $483 million. We mark these securities to market value on our Consolidated Balance Sheets (but not generally through our income statement unless we determine there is permanent impairment). The $79 million difference between our adjusted cost basis and our balance sheet carrying value represents net unrealized market value gains. At December 31, 2003 the market value of our CES was $379 million, our adjusted cost basis was $300 million, and net unrealized market value gains were $79 million.

Of the $451 million difference between the principal value and adjusted cost basis of these residential loan CES at December 31, 2004, we designated $340 million as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), with the remaining $111 million representing a purchase discount we are accruing into income over time. During the year ended December 31, 2004, we re-designated $57 million of designated credit protection to unamortized discount to be accrued into income over time (due to strong credit performance and rapid prepayments on the underlying loans). At December 31, 2003, there was a $324 million difference between principal value and adjusted cost basis, of which $201 million was designated an internal credit protection and $123 million was unamortized purchase discount. During 2003, we re-designated $140 million from designated credit protection to unamortized discount.

At December 31, 2004, we had $67 million of external credit-enhancement and $340 million of internally designated credit protection for this portfolio. External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests that are junior to us and are owned by others. The combined balance of external and internally designated credit protection represented 32 basis points (0.32%) of the $126 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest. At December 31, 2003, we had $201 million of internally designated credit protection and $46 million of externally designated credit protection for this portfolio. This combined total equaled 36 basis points (0.36% of the $68 billion of loans credit-enhanced).

Table 17
Residential Loan Credit-Enhancement Securities
(all dollars in thousands, except number of underlying loans)

	December	December
	2004	2003
First loss position, principal value	$352,752	$255,570
Second loss position, principal value	276,720	174,592
Third loss position, principal value	304,300	193,530

Total principal value	$933,772	$623,692

First loss position, reported value	$110,933	$78,030
Second loss position, reported value	195,536	134,225
Third loss position, reported value	255,189	166,472

Total reported value	$561,658	$378,727

Portion of discount designated as credit protection	$340,123	$200,970
External credit-enhancement	67,650	46,476

Total Credit Protection	$407,773	$247,446

As % of Total Portfolio	0.32%	0.36%
Underlying residential real estate loans	$126,486,797	$68,133,175
Number of underlying loans	279,838	152,083
Average loan size	$452	$448

During 2004, we acquired residential loan CES with a principal value of $493 million and we experienced principal payments, including calls, of $157 million. We intend to continue to invest in these securities.

The total managed loans underlying these reported residential loan CES increased from $68 billion on December 31, 2003 to $126 billion on December 31, 2004.

Residential loan CES become callable as they season, usually when the current balance of the underlying loans declines to under 10% of the original securitized loan balance. Calls are usually beneficial for us in the near term, as we receive a payment for the full principal value of an asset that, in general, we acquired at a discount to the principal value. Calls typically diminish on-going earnings per share, however, as it is usually our highest yielding assets that get called. During 2004, residential loan CES with a principal value of $99 million were called, resulting in net realized gains of $59 million for the year. Our estimated taxable gains from these calls were $46 million for this period. During 2003, securities with a principal value of $117 million were called, generating GAAP gains of $57 million and tax gains of $47 million.

We expect to realize additional call income in 2005 from the $12 million principal value of residential CES we owned as of December 31, 2004 that were callable and from other securities that will become callable during 2005. We estimate that an additional $38 million principal value of our existing residential CES could become callable by the year-end 2005. We do not have an accurate way to determine when or if these callable securities will be called. However, we believe call activity and call profits are likely to decline significantly during 2005 relative to the prior two years.

During 2004, 2003, and 2002, we sold residential loan CES with a principal value of $22 million, $2 million and $7 million, respectively, resulting in net realized gains of $6.2 million, $0 million, and $0 million, respectively. We may sell additional securities from time to time, continuing our efforts to recycle capital to reduce the amount of new equity we need to issue to support our growing operations.

Table 18
Residential Loan Credit-Enhancement Securities — Interest Income and Yield
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest income	$30,492	$30,902	$29,297
Net discount amortization income	34,110	37,189	8,130

Total interest income	$64,602	$68,091	$37,427

Average residential loan credit-enhancement securities
	$349,779	$275,308	$242,404
Yield as a result of:
Interest income	8.73%	11.22%	12.09%
Net discount amortization income	9.75%	13.51%	3.35%

Yield	18.48%	24.73%	15.44%

Interest income recognized from residential loan CES decreased during 2004, as compared to 2003, primarily due to calls of our highest-yielding assets from this portfolio over the past year.

We continue to acquire these types of assets but we are recognizing a lower initial yield on our current acquisitions as compared to the yields on the called securities. We believe the risk/reward ratio offered by our new acquisitions of CES is attractive for stockholders. Nevertheless, we believe these new securities are unlikely to generate over their lives the level of earnings and call income generated by our older portfolio assets unless the market environment going forward proves to be as attractive (i.e., very fast prepayments and very low credit losses) as the environment has been over the last few years.

Our share of credit losses on the managed residential loans that we credit-enhance through our ownership of these residential loan CES totaled $2.8 million during 2004. There were $3.1 million total credit losses to the underlying loans during 2004; $0.3 million of which was borne by external credit-enhancement. The annualized rate of credit loss was less than 1 basis point (0.01%) of underlying loans.

Delinquencies (over 90 days, foreclosure, bankruptcy, and real estate owned (“REO”)) in the underlying portfolio of residential loans that we credit-enhance were $150 million at December 31, 2004, an increase from $133 million at December 31, 2003. Delinquencies as a percentage of the residential loans we credit enhance decreased from 0.19% at December 31, 2003 to 0.12% at December 31, 2004.

A portion ($199 million on December 31, 2004) of the residential loan CES reported on our Consolidated Balance Sheets has been sold to Acacia CDO securitization entities. Another portion ($12 million on December 31, 2004) has been sold to a Sequoia securitization entity. All of the assets and liabilities of these entities are consolidated on our balance sheets. The remainder ($351 million) of the total balance of residential CES are owned by Redwood. None of these were pledged as collateral for short-term borrowings.

Commercial Real Estate Loans

Our average commercial real estate loan portfolio increased during 2004 to $30 million at December 31, 2004 from $29 million at December 31, 2003 due to additional acquisitions of commercial loans during 2004 of $38 million, offset by principal pay-downs, a loan sale, and amortization. We plan to make additional investments in commercial real estate loans, including mezzanine loans and subordinated (junior or second lien) loans.

Table 19
Commercial Real Estate Loans — Interest Income and Yield
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest income	$4,253	$3,678	$4,949
Net premium amortization expense	(484)	(219)	51
Credit provision expense	—	(500)	—

Total interest income	$3,769	$2,959	$5,000

Average earning assets	$30,469	$29,473	$49,390
Yield as a result of:
Interest income	13.96%	12.48%	10.02%
Net premium amortization expense	(1.59%)	(0.74%)	0.10%
Credit provision expense	—	(1.70%)	—

Yield	12.37%	10.04%	10.12%

The yield on our commercial real estate loan portfolio was higher during 2004 as compared to the same periods for 2003 due to investments in higher-yielding commercial loans and commercial loan participations during 2004 as well as the payoff of lower-yielding loans earlier in 2004.

We have been investing in commercial real estate loans since 1998. We had our first commercial real estate loan delinquency in the fourth quarter of 2002. We estimated that the net realizable value of this $1 million face value loan was approximately $650,000 and we wrote down the loan in 2002, anticipating a $350,000 loss. This loan was paid in full during the third quarter of 2003, with net proceeds totaling $775,000.

Factors particular to each of our other commercial loans (e.g., lease activity, market rents, local environment conditions, etc.) could cause credit concerns on in our commercial loan portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held-for-investment or reduce the reported value for commercial loans held-for-sale. During the fourth quarter of 2003, we wrote down the reported value of a commercial loan held-for-sale by $500,000. In addition, we established a credit reserve of $500,000 on a commercial loan classified as held-for-investment. In both cases, the actions were precipitated by vacancies at the underlying properties. We continually monitor and determine the level of appropriate reserves for our commercial loans. No additional reserves or adjustments to reserves were required in 2004. Commercial real estate loans fair values and credit reserve requirements are determined by ongoing evaluations of appraisals on underlying collateral, using current appraisals and other valuations, and discounted cash flow analyses, among other factors.

Securities Portfolio

Redwood’s reported consolidated securities portfolio contains equity-funded securities we intend to keep, debt-funded securities we are holding temporarily as inventory for future sale to an ABS entity, and securities we have sold to ABS entities but that are consolidated on our balance sheet for GAAP purposes. At December 31, 2004, all of the assets we intend to own as an investment on a permanent basis were funded entirely with equity.

Redwood’s consolidated securities portfolio consists of real estate loan securities, including prime residential, HELOC, sub-prime residential, manufactured housing, second-lien residential, diverse commercial real estate, real estate CDO securities and equity, and corporate debt issued by REITs that own commercial real estate properties. As investors in these investment-grade and non-investment grade rated securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of these assets) from some credit-enhancement from first loss or other junior securities that are owned by others. We had no credit losses in this portfolio during 2004. We reported other-than-temporary impairment market value write-downs from this portfolio of $2.2 million during the year ended December 31, 2004 under the provisions of EITF 99-20; we had $6.2 million of such impairments in 2003 and $0.4 million in 2002.

At December 31, 2004, we owned commercial loan CES with a market value totaling $15 million and a principal value of $46 million, which are included as part of our securities portfolio. These are first-loss securities that bear the bulk of the credit risk from pools of commercial real estate loans that have been securitized or re-securitized. We acquired most of these securities during 2004, and we are funding them with equity. We intend to continue to acquire these securities. The commercial real estate loans underlying these securities totaled $6 billion at December 31, 2004 and there were no loans that were seriously delinquent. We realized no credit losses from these underlying loans during 2004.

We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, equity and debt interests in real estate oriented “CDOs”, and corporate bonds issued by REITS, in each case primarily rated AA, A, BBB, and BB. We sell most of these securities we acquire to Acacia bankruptcy-remote securitization entities. Acacia issues CDO ABS to fund the acquisition of these assets. We consolidate Acacia’s assets, and we reflect Acacia’s issuance of CDO ABS as ABS securities obligations on our Consolidated Balance Sheets. The tables below present the types of securities we own by their credit rating as of the reported date.

Table 20
Consolidated Securities Portfolio — Characteristics at December 31, 2004
(dollars in millions)

	Rating:
	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$243	$16	$2	$35	$106	$62	$8	$14
Residential Prime	400	27	200	80	93	—	—	—
Residential Sub-prime	429	—	43	288	98	—	—	—
Residential Second Lien	131	—	55	67	9	—	—	—
Manufactured Housing	14	3	5	—	—	—	6	—
Corporate REIT Debt	65	0	0	8	49	8	—	—
Real Estate CDOs	113	13	24	37	36	2	—	1

Total Securities Portfolio	$1,395	$59	$329	$515	$391	$72	$14	$15

Table 21
Consolidated Securities Portfolio — Characteristics at December 31, 2003
(dollars in millions)

	Rating:
	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$145	$16	$—	$23	$91	$11	$4	$—
Residential Prime	213	26	117	27	43	—	—	—
Residential Sub-prime	237	—	14	181	42	—	—	—
Residential Second Lien	107	—	55	48	4	—	—	—
Manufactured Housing	14	3	5	—	—	4	2	—
Corporate REIT Debt	61	—	—	7	49	5	—	—
Real Estate CDOs	68	5	15	21	23	—	—	4

Total Securities Portfolio	$845	$50	$206	$307	$252	$20	$6	$4

Our consolidated securities portfolio totaled $1.4 billion in carrying value on December 31, 2004, of which $1.3 billion had been sold to Acacia ABS securitization entities as of that date. At December 31, 2003, we had $0.8 billion in carrying value of these securities, of which $0.7 billion had been sold to Acacia entities as of that date. During 2004, we acquired securities totaling $611 million, received payments of principal and third party sales proceeds totaling $72 million, and experienced unrealized market value gains of $13 million; as a result, our consolidated securities portfolio grew by $546 million from the $845 million we reported on a consolidated basis on December 31, 2003.

Prior to the sale of securities to Acacia ABS securitization entities, we finance our acquisitions of securities with short-term collateralized debt (typically through a third-party warehouse agreement). At December 31, 2004, we had $21 million of short-term debt outstanding collateralized by our securities portfolio. At December 31, 2003, we had $167 million of short-term debt collateralized by securities in this portfolio.

In 2004, Acacia issued $900 million of ABS. These ABS are collateralized by residential and commercial real estate loan securities and other securities that Redwood sold to the CDO securitization entities. The proceeds Redwood received from these sales were used to pay down the short-term debt that Redwood was using to temporarily finance this portion of our securities portfolio. All of the assets and ABS of these Acacia entities have been consolidated in Redwood’s financial statements.

Table 22
Consolidated Securities Portfolio — Interest Income and Yield
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest income	$47,229	$23,296	$28,430
Discount amortization	1,961	563	52
Premium amortization	(241)	(329)	(4,078)

Total interest income	$48,949	$23,530	$24,404

Average securities portfolio balance	$1,068,162	$532,683	$504,401
Yield as a result of:
Interest income	4.42%	4.37%	5.64%
Discount amortization	0.18%	0.11%	0.01%
Premium amortization	(0.02%)	(0.06%)	(0.81%)

Yield	4.58%	4.42%	4.84%

Total interest income increased over the last year for the securities portfolio as the total size of the portfolio grew. Yields for the total reported securities portfolio increased during 2004 as the coupon rates on adjustable-rate loan securities adjusted upward with the increase in short-term interest rates during the period. In addition, the yields on newly acquired first-loss commercial CES are higher than the existing securities in this portfolio, resulting in increased yields.

LIABILITIES AND STOCKHOLDERS’ EQUITY

Redwood’s Debt

Redwood’s debt totaled $203 million at December 31, 2004 and $236 million at December 31, 2003. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR short-term interest rate.

We typically use debt to fund the accumulation of inventory assets prior to sale to ABS securitization entities (primarily Sequoia and Acacia entities). These inventory assets are pledged to secure the associated debt. Our debt levels vary from quarter to quarter based on the timing of our asset accumulation and securitization activities. We believe our debt balances are most likely to remain between $0 and $2 billion. In 2004, as measured daily, our maximum debt level was $1.1 billion, our minimum debt level was $40 million, and our average debt level was $435 million.

Overall, we believe we maintain a close match between the interest rate characteristics of Redwood debt and the associated assets. For most of our debt-funded assets (securitization inventory), the floating rate nature of our debt closely matches the adjustable-rate interest income earning characteristics of the inventory assets. Not all of the inventory assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid fixed/adjustable securities for re-securitization via our Acacia CDO program, and we may acquire hybrid fixed/adjustable rate residential real estate loans in the future for our Sequoia securitization program. When we accumulate assets as inventory for future securitizations that do not match the interest rate characteristics of our debt, we typically use interest rate agreements to hedge associated interest rate mismatches.

We currently intend to utilize a collateralized commercial paper issuance facility for a portion of our Redwood debt during 2005, although this facility is not yet in place.

Asset-Backed Securities Issued

At December 31, 2004, Redwood consolidated on its balance sheet $24 billion of asset-backed securities that are obligations of those securitization entities that were sponsored by Redwood and in which Redwood purchased one or more ABS interests for its permanent asset portfolio. These asset-backed securities are not obligations of Redwood.

Acacia entities issue ABS of a type known as CDO to fund their acquisition of real estate securities from the securitization inventory held by Redwood. Acacia CDO issuance outstanding was $1.7 billion as of December 31, 2004 and $0.8 billion as of December 31, 2003. Issuance was approximately $900 million during 2004, $600 million during 2003, and $300 million during 2002.

Sequoia entities issue asset-backed securities to finance the purchase of residential real estate loans held as securitization inventory by Redwood. Sequoia had $21.9 billion of asset-backed securities outstanding at December 31, 2004 compared to $15.9 billion at December 31, 2003. During 2004, 2003, and 2002, Sequoia entities issued approximately $10 billion, $11 billion, and $5 billion of newly created asset-backed securities, respectively.

Stockholders’ Equity

Our stockholders’ equity increased 56%, from $553 million at December 31, 2003 to $864 million at December 31, 2004 as a result of $233 million earnings, $255 million stock issuance, proceeds from stock option exercises, and non-cash equity adjustments, and a $23 million net increase in the market values of certain assets that are marked to market through our Consolidated Balance Sheets, offset by $199 million dividends declared.

Depending on our investment portfolio and securitization activity growth, and also on asset sales and capital recycling opportunities, we may seek to raise additional equity capital during 2005. We issue equity shares if we believe that opportunities to expand our portfolios are attractive and we believe such issuance would likely enhance long-term earnings and dividends per share, compared to what they would be otherwise. In general, we usually seek to maintain a level of excess equity capital sufficient to fund 3 to 9 months of anticipated growth.

CASH REQUIREMENTS AND SOURCES OF CASH

We require cash to fund our operating and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions.

One primary source of cash is principal and interest payments received on a monthly basis from our real estate portfolio assets. This includes payments received from those ABS that Redwood owns that it acquired from the Redwood-sponsored ABS securitizations that are reported on its Consolidated Balance Sheets. Additionally, Redwood uses as a source of cash proceeds from sales of inventory assets to securitizations entities, proceeds from sales of other assets, Redwood debt, retained earnings, and issuance of common stock.

We currently use borrowings solely to finance the acquisition of inventory for sale to securitization entities. Sources of borrowings for Redwood include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings. We currently intend to also utilize a collateralized commercial paper facility during 2005. These borrowings are typically repaid using proceeds received from the sale of inventory assets to securitization entities. For residential loans, our typical inventory holding period is one to four weeks. For securities held for sale to Acacia CDO securitization entities, our typical inventory holding period is one to four months.

In addition to the cash flows discussed above, our Consolidated Statements of Cash Flows also includes cash flows generated and used by the ABS securitization entities that are consolidated on to our reported balance sheet. Cash flows generated within these entities are not available to Redwood, except to the degree that a portion of these cash flows may be due to Redwood as an owner of one or more of the ABS certificates issued by the entity. Cash flow obligations of — and uses of cash by — these ABS entities are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS entity could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain more risky ABS issued by the entity.

OFF-BALANCE SHEET COMMITMENTS

At December 31, 2004, in the ordinary course of business, we had commitments to purchase $172 million of real estate loans and securities that settled in January 2005. These purchase commitments represent derivative instruments under SFAS No. 149. The value of these commitments was negligible as of December 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents our contractual obligations and commitments as of December 31, 2004, as well as the consolidated obligations of the securitization entities that we sponsored from which we have acquired securities for our portfolio. The reported obligations appear on our Consolidated Balance Sheets. The operating leases are commitments that are expensed based on the terms of the related contracts. Additional information on these obligations is presented in our Notes to Consolidated Financial Statements.

Table 23
Contractual Obligations and Commitments as of December 31, 2004
(dollars in thousands)

	Payments Due or Commitment Expiration By Period
		Less than	1 to 5	After 5
	Total	1 year	years	years
Redwood obligations:
Redwood debt	$203,281	$203,281	$—	$—
Accrued interest payable	95	95
Operating leases	7,106	1,361	3,040	2,705
Purchase commitments — securities	30,243	30,243	—	—
Purchase commitments — whole loans	141,307	141,307	—	—

Total Redwood obligations and commitments	$382,032	$376,287	$3,040	$2,705

Obligations of securitization entities:
Consolidated asset-backed securities	$23,630,162	$—	$—	$23,630,162
Accrued interest payable	34,969	34,969	—	—

Total obligations of securitization entities	$23,665,131	$34,969,969	$—	$23,630,162

Total consolidated obligations and commitments	$24,047,163	$411,256	$3,040	$23,632,867

Note: All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown, the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down.

MARKET RISKS

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

Credit Risk

Assuming the credit risk of real estate loans is our primary business. We are highly leveraged in an economic sense due to the structured leverage with the securities we own, as the amount of residential and commercial real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, our maximum credit loss from our permanent asset portfolio (excluding loans and securities held temporarily as inventory for securitization) is limited and is less than our equity capital base.

The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans consolidated from ABS securitizations from which we have acquired a credit-sensitive ABS security, and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan CES from securitizations sponsored by others. We are also exposed to credit risks in our commercial real estate loan portfolio, our residential and commercial real estate securities portfolio, and with counter-parties with whom we do business.

The method that we use to account for future credit losses depends upon the type of asset that we own. For our consolidated residential real estate loans, we establish a credit reserve based on an estimate of credit losses by taking credit provisions through our Consolidated Statements of Income. For our residential loan CES, we designate a portion of the purchased discount as a credit reserve upon the acquisition of such assets. In addition, first loss and other credit-enhancement interests that we do not own (that are junior to our positions) act as a form of external credit protection for us on a specific asset basis for some of our assets; these interests junior to ours absorb credit losses in specific pools of underlying real estate loans before our interest in that pool of loans will experience losses.

For our commercial real estate loans, we establish a credit reserve or mark the loan to its estimated realizable value (which would incorporate any likely credit losses).

Many of the assets in the securities portfolio benefit from material forms of external credit-enhancement and thus no credit reserves have been established to date for these assets. Unrealized market value losses on these securities are reported as a component of net recognized gains (losses) and valuation adjustments in our Consolidated Statements of Income if the decline in value is considered under FAS 115 and EITF 99-20 to represent a permanent impairment. (See “Critical Accounting Policies” above.)

The establishment of a credit reserve for loans and our credit loss assumptions for securities to calculate long-term yields under the effective yield method under GAAP accounting does not reduce our taxable income or our dividend payment obligations as a REIT. For taxable income, many of our credit expenses will be recognized only as the underlying loans are charged off. Thus, the timing and recognition of credit losses for GAAP and tax purposes, and for our earnings and our dividends, may differ. An increase in realized credit losses may not affect our GAAP income due to our anticipation of such losses and our credit reserves. They could, however, materially reduce our REIT taxable income and, therefore, our dividend payment obligations. Conversely, our dividend payment obligations may remain high even during periods when future credit losses are expected but have not yet been realized.

Liquidity Risk

Redwood’s debt was $203 million at December 31, 2004. This debt was secured by assets accumulated as inventory for future sale to Sequoia and Acacia bankruptcy-remote ABS securitization entities. The assets securing this debt were high-quality residential real estate loans and (mostly investment grade) real estate loan securities.

The on-going securitization part of our business depends upon being able to access the short-term debt markets to fund assets acquired as inventory prior to sale to ABS securitizations. If short-term debt was not available in the future, we would likely need to cease our securitization activities, and a potentially attractive source of new assets for our permanent assets portfolio and a source of gain-on-sale profits (for tax and cash) for our taxable subsidiaries would be lost during that time. Assets consolidated on to our balance sheet from ABS entities would not be affected by a lack of liquidity in the debt markets (or changes in asset market values) since these assets are already sold to and financed to maturity by the ABS entity. If sales to ABS entities became an unavailable or unattractive exit strategy due to issues within securitization markets, and if we cannot extend our short-term financing arrangements, assets held as inventory for future securitization and financed with debt would have to be sold, most likely at a loss. Proceeds from any such sales may not be sufficient to repay debt balances.

At this time, we see no material negative trends that we believe would affect our access to sufficient short-term borrowings or would affect the valuation of the assets we use to secure these borrowings. We plan to continue to utilize short-term borrowings to accumulate real estate loans and securities as inventory prior to sale to ABS entities.

We own ABS certificates issued from ABS securitization entities (such as Sequoia and Acacia) that were sponsored by us. Payments of principal and interest by these entities to the holders of asset-backed securities issued by these trusts are not the legal obligation of Redwood. We could lose the entire investment we have made in the securities we acquire from these entities, but we will not be required to provide liquidity in the event of a default of one of these entities on the entities’ obligations.

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

At December 31, 2004, we had $194 million of unrestricted cash and unpledged investment-grade securities available to meet potential liquidity needs. Thus, total available liquidity equaled 96% of our short-term debt balances. Increases or decreases in this ratio at different balance sheet dates primarily are the result of the timing of sale of assets to securitization entities. While we anticipate maintaining a strong liquidity position, our ratio of these assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.

Net liquidity at December 31, 2004 was $206 million. Net liquidity is the amount of unrestricted cash we would have had on hand if we had sold all the loans and securities we are accumulating as inventory for securitization at their estimated market value ($350 million on December 31, 2004) and used the proceeds to pay off Redwood’s debt ($203 million on December 31, 2004). Net liquidity is available for cash needs such as dividend distributions, acquiring new permanent assets and supporting our securitization efforts.

Under our internal risk-adjusted capital guidelines, $109 million of this net liquidity at December 31, 2004 was excess liquidity available to support growth in our business. The remainder of the net liquidity balance was required under our risk-adjusted capital guidelines to support our current and projected securitization inventory and other operating needs and liquidity risks (such as the risk of requiring cash to post as margin for interest rate agreements if interest rates move adversely for these agreements).

Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.

Interest Rate Risk

Our strategy is to maintain an asset/liability posture on a consolidated basis (including assets owned by and the ABS issued by consolidated securitization entities, to the extent that any mismatches within the entities could affect our cash flows) that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates. In general, the interest rate characteristics of the ABS issued by consolidated securitization entities, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those entities.

At December 31, 2004, we consolidated as ABS obligations $23.6 billion of outstanding adjustable-rate ABS collateralized by adjustable-rate assets and $0.2 billion of fixed/hybrid rate ABS funding consolidated fixed/hybrid rate assets. For interest rate matching purposes, these assets and liabilities are closely matched. At December 31, 2004, we owned the IO security, CDO equity, or similar security (that economically benefits from the spread between the assets and the liabilities of the issuing securitization entity) on a portion of consolidated ABS assets. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated ABS assets, we do not own the security that benefits from the asset/liability spread. Spread changes between the yield of these assets and the cost of these liabilities do not affect Redwood’s economic profits or cash flow. As a result, we do not utilize interest rate agreements with respect to any interest rate mismatches that may exist between these assets and liabilities.

The remainder of our consolidated assets ($15 million of six-month adjustable-rate assets, $88 million of short-term fixed rate assets of $638 million hybrid and fixed-rate assets, and $124 million non-earning assets) were effectively funded (for interest rate matching purposes) with equity. The table below summarizes the matching of our assets, as adjusted for our interest rate agreements and other hedging instruments.

Table 24
Asset / Liability Matching at December 31, 2004
(dollars in millions)

		One-	Six-	One-		Non		Total
		Month	Month	Year	Fixed/	Interest		Liabilities
Asset	Asset	Libor	Libor	Treasury	Hybrid	Bearing		and
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity
Cash (unrestricted)	$57	$57	$—	$—	$—	$—	$—	$57
One-Month LIBOR	6,314	6,314	—	—	—	—	—	6,314
Six-Month LIBOR	16,974	—	16,959	—	—	—	15	16,974
Other ARM	340	285	—	—	—	—	55	340
Fixed / Hybrid < 1yr*	53	—	—	—	21	—	32	53
Fixed / Hybrid > 1yr	835	—	—	—	197	—	638	835
Non-Earning Assets	205	—	—	—	—	81	124	205

Total	$24,778	$6,656	$16,959	$—	$218	$81	$864	$24,778

*Projected principal receipts on fixed-rate and hybrid rate assets over the next twelve months.

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

Prepayment Risk

We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.

We believe there is a relatively low likelihood of prepayment risk events occurring within our securitization inventory assets, as we typically sell these loans within a few months of acquiring them. However, changes in prepayment forecasts by market participants could affect the market prices for ABS securities (especially IO securities) sold by these securitization entities, and thus could affect the gain-on-sale (for economics and tax purposes, not for GAAP purposes) that we seek to earn from sponsoring these securitizations.

With respect to other assets, there could be prepayment risks that arise due to the interaction of these assets and associated liabilities. Prepayment rates can affect our earnings (for economic, tax, and GAAP purposes) from these assets. In general, discount securities (such as CES) benefit from faster prepayment rates for the underlying real estate loans and premium securities (such as IO securities) benefit from slower prepayments for the underlying loans. Our largest potential exposure to changes in prepayment rates is for short-term residential ARM loans. At the beginning of 2004, our premium IO securities backed by these loans materially exceeded our discount CES backed by these loans. At that time, we benefited economically if ARM loan prepayments were slow. During 2004, however, we acquired few ARM IO securities while acquiring a large volume of ARM CES. As a result, we believe that as of December 31, 2004 any increase in returns on CES we own that are backed by adjustable rate loans would likely offset and may exceed the concurrent reduction in returns over the long term that we would earn from IO securities we own that are backed by adjustable rate loans. However, the timing of the recognition of these generally offsetting returns would likely not match as residential CES are longer-lived securities and the recognition of higher returns from faster ARM prepayments may occur at a subsequent point in time.

ARM prepayment rates are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase. Prepayment rates on the ARMs underlying the Redwood-sponsored Sequoia securitizations increased from near 15% to near 25% over the last 14 months through February 2005 as the yield curve flattened.

Through our ownership of discount residential CES backed by fixed rate and hybrid residential loans, we generally benefit from faster prepayments on fixed and hybrid loans. Prepayment rates for these loans typically accelerate as medium and long-term interest rates decline.

Prepayments can also affect our credit results and risks. Credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks.

As discussed in the next section, faster prepayment rates can lead to higher levels of reinvestment risk. Although many of our securities do not currently receive principal payments as the underlying loan pools pay down (they are temporarily locked out), the eventual receipt of principal payments will be accelerated by faster prepayments. In addition, residential CES typically become callable when the current balance of the underlying loans pays down to 10% of the original balance. Faster prepayments generally lead to more rapid principal repayments and calls that will need to be reinvested.

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

Prepayment trends in recent years (slow prepayments on adjustable-rate loans and fast prepayments on fixed-rate and hybrid loans) have been highly favorable for generating economic returns from our existing consolidated assets. In general, higher long-term interest rates (leading to slower fixed rate loan prepayments) are less favorable for current economic returns from our existing assets. Over the last year, and continuing into 2005, fixed rate loan prepayments have slowed.

Reinvestment Risk and Competition

Reinvestment risk is the risk that the assets we acquire in the future (to maintain our asset size as we reinvest principal payments received from our current assets) will not be as attractive as the assets we own today. This is one of the most potent risks we face today.

Most of our assets have an expected average life of three to ten years. As a result, our short-term results (one to three years) will likely be determined primarily by our current portfolio of assets. Our longer-term results (and our ability to maintain regular dividend payments in the long term) will be determined primarily by assets we have yet to buy and actions we have yet to take.

During 2004, we experienced increased competition (especially from banks, but also from Wall Street conduits, REITS, hedge funds, and other financial institutions) to acquire assets at the same time that originations of new assets are declining. We expect this increased level of competition to continue. The result is lower expected yields for new investment assets and lower expected securitization margins for assets acquired as securitization inventory. As a result, we expect that our reported GAAP earnings per share and our special dividends per share are likely to decline over the next few years as our current portfolio pays down and is replaced with new assets with a lower yield potential.

Market Value Risk

At December 31, 2004, we reported on a consolidated basis $2.0 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 57% had adjustable-rate coupons, 20% were hybrid loans, and the remaining 23% had fixed-interest rates. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base.

At December 31, 2004, we reported on a consolidated basis real estate loans totaling $2 million that we account for on a lower-of-cost-or-market basis for purposes of determining earnings. All of these assets had adjustable-rate coupons. Market value fluctuations for these assets can affect our reported earnings. In addition, market value declines for a large volume of our assets could affect our reported earnings through SFAS 115 or EITF 99-20 write-downs.

Market value fluctuations for our assets can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization. Most of our real estate assets are loans accounted for as held-for-investment and reported at cost. As these loans are generally sold to Sequoia at securitization, changes in the market value of the loans do not have an impact on our liquidity.

We use interest rate agreements to manage certain interest rate risks. Please see our discussion above under “Interest Rate Risk” and in our Notes to our Consolidated Financial Statements for a more detailed description of our interest rate agreements. Our interest rate agreements are reported at market value, with any periodic changes reported through either our income statement or in our balance sheet. Adverse changes in the market values of our interest rate agreements (which would generally be caused by falling interest rates) may require us to devote additional amounts of cash to margin calls.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide a discussion about market risks in Item 7 of this Annual Report on Form 10-K. To supplement these discussions, the table below incorporates information that may be useful in analyzing certain market value risks on our Consolidated Balance Sheets. This table presents just one scenario regarding potential future principal prepayments and interest rates of our assets and liabilities, based on certain underlying assumptions. There can be no assurance that assumed events will occur as anticipated. Future sales, principal repayments, acquisitions, calls, and restructuring could materially change our interest rate risk profile.

For our interest-rate sensitive assets, the table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) as of December 31, 2004 was used to project the average coupon rates for each year presented, based on the existing characteristics of our portfolio. The timing of principal cash flows includes assumptions on the prepayment speeds of these assets based on their recent prepayment performance and future prepayment performance consistent with this interest rate scenario. Actual prepayment speeds will likely vary significantly from these assumptions. Furthermore, this table does not include anticipated credit losses and assumes all of the principal we are entitled to receive will be received. The actual amount and timing of credit losses will affect the principal payments and effective rates during all periods.

As discussed throughout this Annual Report on Form 10-K, our future earnings are sensitive to a number of factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings. In addition, one of the key factors in projecting our income is the reinvestment rate on new assets and there is no reinvestment assumed in this table. The information provided in this table is based on our existing portfolio at December 31, 2004 under one set of assumptions.

QUANTITATIVE INFORMATION ON MARKET RISK
(All Dollars in Thousands) INTEREST RATE SENSITIVE ASSETS								At December 31, 2004
	Principal Amounts Maturing and Effective Rates During Period							Principal	Carrying	Fair
		2005	2006	2007	2008	2009	Thereafter	Value	Value	Value
Residential Real Estate Loans
Adjustable Rate	Principal Value	5,459,340	4,094,129	3,072,272	2,306,781	1,735,552	5,644,768	22,312,842	22,504,765	22,692,919
	Interest Rate	4.22%	5.10%	5.44%	5.78%	6.11%	6.69%		100.86%	101.70%
Residential Loan-Credit Enhancement Securities
Adjustable Rate	Principal Value	18,015	20,162	40,895	76,998	63,854	265,627	485,550	268,565	268,565
	Interest Rate	4.42%	5.22%	5.58%	5.99%	6.41%	7.29%		55.31%	55.31%
Fixed	Principal Value	10,056	9,209	8,838	7,787	6,972	34,886	77,747	59,145	59,145
	Interest Rate	6.21%	6.15%	6.10%	6.05%	6.02%	5.93%		76.07%	76.07%
Hybrid	Principal Value	30,041	47,577	71,174	59,786	43,204	118,694	370,475	233,947	233,947
	Interest Rate	4.62%	4.64%	4.80%	5.15%	5.97%	6.98%		63.15%	63.15%
Commercial Real Estate Loans
Adjustable Rate	Principal Value	6,286	10,335	186	204	17,958	N/A	34,968	26,241	26,233
	Interest Rate	9.07%	9.09%	8.77%	9.00%	9.25%	N/A		75.04%	75.02%
Fixed	Principal Value	—	4,500	—	—	8,500	17,630	30,630	28,238	29,025
	Interest Rate	9.69%	9.69%	8.25%	8.25%	8.25%	5.48%		92.19%	94.76%
Securities Portfolio
Adjustable Rate	Principal Value	120,298	104,459	157,421	105,116	60,459	302,585	850,336	851,990	851,990
	Interest Rate	4.69%	5.38%	5.69%	6.03%	6.31%	7.06%		100.09%	100.09%
Fixed	Principal Value	6,204	10,830	19,625	17,974	25,030	346,939	426,602	395,972	395,972
	Interest Rate	6.26%	6.28%	6.36%	6.41%	6.66%	6.34%		92.82%	92.82%
Hybrid	Principal Value	14,918	18,479	29,005	23,167	16,477	45,579	147,625	147,513	147,513
	Interest Rate	5.43%	5.22%	5.25%	5.64%	6.47%	7.30%		99.92%	99.92%

\

QUANTITATIVE INFORMATION ON MARKET RISK (All Dollars in Thousands)
								At December 31, 2004
	Principal Amounts Maturing and Effective Rates During Period							Principal	Carrying	Fair
		2005	2006	2007	2008	2009	Thereafter	Value	Value	Value
Interest Rate Sensitive Liabilities
SHORT-TERM DEBT
Reverse Repurchase Agreements	Principal	203,281	N/A	N/A	N/A	N/A	N/A	203,281	203,281	203,281
and Bank Warehouse Facilities	Interest Rate	2.91%	N/A	N/A	N/A	N/A	N/A		100%	100%
ASSET-BACKED SECURITIES ISSUED
Fixed Rate ABS Securities issued	Principal Value	6,031	2,013	1,540	9,715	8,304	4,562	32,163	31,874	31,742
	Interest Rate	7.04%	6.91%	7.00%	7.09%	6.60%	6.37%		99.10%	98.69%
Variable Rate ABS Securities issued	Principal Value	5,591,908	4,327,213	3,303,943	2,453,004	1,897,922	5,776,191	23,350,181	23,598,288	23,670,235
	Interest Rate	3.89%	4.63%	4.86%	5.11%	5.40%	6.06%		101.06%	101.37%
INTEREST RATE AGREEMENTS
Interest Rate Cap/Corridors	Notional Value	280,480	215,046	521,025	320,779	0	43,400	1,380,731	1,484	1,484
(Purchased/Sold)	Buy Strike Rate	11.20%	11.20%	11.18%	11.28%	6.50%	6.57%
	Receive Strike Rate	12.08%	12.08%	12.06%	12.22%	N/A	N/A
Interest Rate Swaps	Notional Value	10,563,215	24,550	46,427	82,648	133,139	235,199	11,081,719	13,536	13,536
(Purchased)	Receive Strike Rate	2.87%	3.78%	4.10%	4.41%	4.73%	5.37%
	Pay Strike Rate	2.21%	3.89%	3.66%	3.44%	3.66%	3.99%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust and the related Notes, together with the Reports of Independent Accountants thereon, are set forth on pages F-1 through F-51 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based in that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management has issued its report on internal control over financial reporting, concluding that our internal control over financial reporting is effective, which appears in Item 8 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that has not been so reported.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits:

Exhibit
Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 3.1, filed on July 18, 1996)
3.1.1	Articles Supplementary of the Registrant, effective August 11, 1994 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 33-92272), Exhibit 3.2, filed on May 19, 1995)
3.1.2	Articles Supplementary of the Registrant, effective August 14, 1995 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-02962), Exhibit 3.4, filed on March 26, 1996)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 3.5, filed on July 18, 1996)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1.1, filed on July 20, 1998)
3.1.5	Articles Supplementary of the Registrant, effective April 10, 2003 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, Exhibit 3.4.2)
3.2	Amended and Restated Bylaws, as amended March 21, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 3.3.4)

Exhibit
Number	Exhibit
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 33-92272), Exhibit 4.2, filed on May 19, 1995)
4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 (a wholly-owned consolidated subsidiary of the Registrant) and Bankers Trust Company of California, N.A., as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)
4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 (a wholly-owned consolidated subsidiary of the Registrant) and Deutsche Bank National Trust Company, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)
4.4	Indenture dated as of April 1, 2002 between Sequoia Mortgage Funding Company 2002-A (a wholly-owned consolidated subsidiary of the Registrant) and The Bank of New York, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 14, 2002)
4.5	Indenture dated as of May 1, 2002 between Sequoia Mortgage Trust 7 (a wholly-owned consolidated subsidiary of Registrant) and HSBC Bank, USA, as Trustee (Incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on June 13, 2002)
9	Amended and Restated Voting Agreement, dated February 21, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 9.1.1)
10.1	Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between George E. Bull III and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.10.1)
10.2	Amended and Restated Employment Agreement, dated as of April 7, 2003, by and between Douglas B. Hansen and the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, Exhibit 10.11.1)
10.3	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Brett D. Nicholas and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.4, filed on February 25, 2005)
10.4	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Loren Picard and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.5, filed on February 25, 2005)
10.5	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Andrew I. Sirkis and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.6, filed on February 25, 2005)
10.6	Amended and Restated Employment Agreement, dated as of February 22, 2005, by and between Harold F. Zagunis and the Registrant

Exhibit
Number	Exhibit
(Incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.13.7, filed on February 25, 2005)
10.7	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, amended January 24, 2002 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, Exhibit 10.14.5)
10.8	2002 Incentive Stock Plan, amended through May 6, 2004 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, Exhibit 10.15.2)
10.8.1	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Stock Plan (filed herewith)
10.8.2	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Stock Plan (filed herewith)
10.8.3	Form of Restricted Stock Award Agreement under 2002 Incentive Stock Plan (filed herewith)
10.9	2002 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, Exhibit 10.16)
10.10	Executive Deferred Compensation Plan, amended through May 8, 2003 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, Exhibit 10.17.1)
10.11	Forms of Indemnification Agreement for Directors and Executive Officers (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, Exhibit 10.18)
10.12	Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to the Plan text included in the Registrant’s Registration Statement on Form S-3 (No. 333-122427) filed on January 31, 2005)
10.13	Office Building Lease, dated February, 27, 2003 (Incorporated by reference to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2003, Exhibit 10.30.2)
11	Statement re: Computation or Per Share Earnings (filed herewith)
14	Code of Ethics (filed herewith)
21	List of Subsidiaries (filed herewith)
23	Consent of Accountants (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit
Number	Exhibit
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Dated: March 14, 2005	By:	/s/ George E. Bull
George E. Bull
Chairman and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George E. Bull	George E. Bull Chairman of the Board and	March 14, 2005
Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas B. Hansen	Douglas B. Hansen Director, President	March 14, 2005

/s/ Harold F. Zagunis	Harold F. Zagunis Vice President,	March 14, 2005
Chief Financial Officer, Controller,
and Secretary
(Principal Accounting and Financial Officer)

/s/ Richard D. Baum	Richard D. Baum Director	March 14, 2005

/s/ Thomas C. Brown	Thomas C. Brown Director	March 14, 2005

/s/ Mariann Byerwalter	Mariann Byerwalter Director	March 14, 2005

/s/ Greg H. Kubicek	Greg H. Kubicek Director	March 14, 2005

/s/ Charles J. Toeniskoetter	Charles J. Toeniskoetter Director	March 14, 2005

/s/ David L. Tyler	David L. Tyler Director	March 14, 2005

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed With

Securities and Exchange Commission

December 31, 2004

F-1

F-2