Form 10-K/A
period 2004-12-31
REDWOOD TRUST INC
filed 2005-03-16
CIK 930236

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

The sole purpose of filing this 10-K/A is to include pages that were inadvertently omitted from the original 10-K filed on March 16th, 2005.

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

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed With

Securities and Exchange Commission

December 31, 2004

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Redwood Trust, Inc., (Redwood) (together with consolidated subsidiaries, we, us, or Redwood), is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Our reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Redwood;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Redwood are being made only in accordance with authorization of management and directors of Redwood; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management has concluded that, as of December 31, 2004, Redwood’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent auditors have issued an attestation report on management’s assessment of Redwood’s internal control over financial reporting. That report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Redwood Trust, Inc.

We have completed an integrated audit of Redwood Trust, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Redwood Trust, Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of it’s operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Francisco, CA
March 14, 2005

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Residential real estate loans	$22,208,417	$16,239,160
Residential home equity lines of credit	296,348	—
Residential loan credit-enhancement securities	561,658	378,727
Commercial real estate loans	54,479	22,419
Securities portfolio	1,394,575	844,714
Cash and cash equivalents	57,246	58,467

Total earning assets	24,572,723	17,543,487

Restricted cash	36,038	21,957
Accrued interest receivable	72,459	39,706
Interest rate agreements	16,144	2,184
Principal receivable	2,653	13,743
Deferred tax asset	10,572	—
Deferred asset-backed security issuance costs	60,993	43,616
Other assets	6,483	5,693

Total Assets	$24,778,065	$17,670,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	$203,281	$236,437
Asset-backed securities issued	23,630,162	16,826,202
Accrued interest payable	35,064	16,556
Interest rate agreements	1,124	3,966
Accrued expenses and other liabilities	28,095	21,506
Dividends payable	16,183	12,391

Total Liabilities	23,913,909	17,117,058

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; and 50,000,000 shares authorized; 24,153,576 and 19,062,983 issued and outstanding	242	191
Additional paid-in capital	773,222	517,826
Accumulated other comprehensive income	105,357	82,179
Cumulative earnings	481,607	248,972
Cumulative distributions to stockholders	(496,272)	(295,840)

Total Stockholders’ Equity	864,156	553,328

Total Liabilities and Stockholders’ Equity	$24,778,065	$17,670,386

     The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Interest Income
Residential real estate loans	$532,054	$244,124	$98,745
Residential home equity lines of credit	5,024	—	—
Residential loan credit-enhancement securities	64,602	68,091	37,427
Commercial real estate loans	3,769	3,459	5,000
Securities portfolio	48,949	23,530	24,404
Cash and cash equivalents	922	418	948

Interest income before provision for credit losses	655,320	339,622	166,524
Provision for credit losses	(7,236)	(8,646)	(3,308)

Total interest income	648,084	330,976	163,216

Interest Expense
Redwood debt	(9,933)	(7,038)	(20,312)
Consolidated asset-backed securities issued	(421,985)	(195,823)	(71,393)

Total interest expense	(431,918)	(202,861)	(91,705)

Net Interest Income	216,166	128,115	71,511

Operating expenses	(34,661)	(36,895)	(20,005)
Net recognized gains and valuation adjustments	59,127	46,676	5,111

Net income before provision for income taxes	240,632	137,896	56,617
Provision for income taxes	(7,997)	(5,502)	—

Net Income	232,635	132,394	56,617
Dividends on Class B preferred stock	—	(681)	(2,724)
Undistributed earnings allocated to Class B preferred stock	—	(15)	(452)

Net Income Available to Common Stockholders	$232,635	$131,698	$53,441

Earnings Per Share:
Basic Earnings Per Share:
Net income available to common stockholders	$10.85	$7.42	$3.52

Diluted Earnings Per Share:
Net income available to common stockholders	$10.47	$7.04	$3.41

Dividends declared per common share	$8.680	$7.350	$2.890
Dividends declared per preferred share	$—	$0.755	$3.020

Weighted average shares of common stock and common stock equivalents:

Basic	21,437,253	17,759,346	15,177,449
Diluted	22,228,929	18,812,166	15,658,623

     The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Net income available to common stockholders before preferred dividend	$232,635	$132,394	$56,617

Other comprehensive income:
Net unrealized gains on available-for-sale securities (AFS)	56,708	43,203	69,417

Reclassification adjustment for net (gains) losses included in net income	(43,913)	(32,832)	110

Net unrealized gains (losses) on cash flow hedges	9,982	605	(3,082)

Reclassification of net realized cash flow hedge losses to interest expense on asset-backed securities issued	401	2,057	—

Other comprehensive income	23,178	13,033	66,445

Comprehensive income before preferred dividend	255,813	145,427	123,062

Dividends on Class B preferred stock	—	(681)	(2,724)

Undistributed earnings allocated to Class B preferred stock	—	(15)	(452)

Comprehensive Income	$255,813	$144,731	$119,886

     The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Additional			Cumulative
	Class B				Other			Distributions
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Cumulative	to
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2001	902,068	$26,517	12,661,749	$127	$328,668	$2,701	$59,961	$(110,201)	$307,773

Comprehensive income:

Net income	—	—	—	—	—	—	56,617	—	56,617

Net unrealized loss on assets AFS	—	—	—	—	—	69,527	—	—	69,527
Net unrealized loss on interest rate agreements	—	—	—	—	—	(3,082)	—	—	(3,082)

Total comprehensive income before preferred dividends									123,062

Issuance of common stock:
Secondary Offering	—	—	2,300,000	23	55,321	—	—	—	55,344
Dividend Reinvestment & Stock Purchase Plans	—	—	1,296,794	13	34,445	—	—	—	34,458
Employee Option & Stock Plans	—	—	18,742	—	61	—	—	—	61
Restricted Stock	—	—	—	—	206	—	—	—	206

Dividends declared:
Preferred	—	—	—	—	—	—	—	(2,724)	(2,724)
Common	—	—	—	—	—	—	—	(45,147)	(45,147)

December 31, 2002	902,068	$26,517	16,277,285	$163	$418,701	$69,146	$116,578	$(158,072)	$473,033

Comprehensive income:

Net income	—	—	—	—	—	—	132,394	—	132,394

Net unrealized loss on assets AFS	—	—	—	—	—	10,371	—	—	10,371
Net unrealized gain on interest rate agreements	—	—	—	—	—	2,662	—	—	2,662

Total comprehensive income before preferred dividends									145,427

Issuance of common stock:
Secondary Offering	—	—	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	—	—	1,685,451	17	63,926	—	—	—	63,943
Employee Option & Stock Plans	—	—	198,179	2	2,855	—	—	—	2,857
Restricted Stock & Stock DERs	—	—	—	—	5,836	—	—	—	5,836

Conversion of preferred stock	(902,068)	(26,517)	902,068	9	26,508	—	—	—	—

Dividends declared:
Preferred	—	—	—	—	—	—	—	(681)	(681)
Common	—	—	—	—	—	—	—	(137,087)	(137,087)

December 31, 2003	—	$—	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328

Comprehensive income:

Net income	—	—	—	—	—	—	232,635	—	232,635

Net unrealized gain on assets AFS	—	—	—	—	—	12,795	—	—	12,795
Net unrealized gain on interest rate agreements	—	—	—	—	—	10,383	—	—	10,383

Total comprehensive income									255,813

Issuance of common stock:
Secondary Offerings	—	—	2,350,000	24	116,741	—	—	—	116,765
Dividend Reinvestment & Stock Purchase Plans	—	—	2,307,256	23	126,621	—	—	—	126,644
Employee Option & Stock Plans	—	—	433,337	4	4,475	—	—	—	4,479
Restricted Stock & Stock DERs	—	—	—	—	7,559	—	—	—	7,559

Dividends declared:

Common	—	—	—	—	—	—	—	(200,432)	(200,432)

December 31, 2004	—	$—	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

     The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income available to common stockholders before preferred dividend	$232,635	$132,394	$56,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums and discounts and debt issue costs	(87,557)	(12,582)	9,813
Amortization of non-financial assets	543	207	147
Provision for credit losses	7,236	8,646	3,308
Non-cash stock compensation	7,559	5,836	206
Net recognized gains and valuation adjustments	(59,127)	(46,676)	(5,111)
Principal payments on real estate loans held-for-sale	31	440	14,876
Sales of real estate loans held-for-sale	3,204	1,379	2,960
Purchases of real estate loans held-for-sale	—	—	(1,561,064)

Net sales of real estate securities trading	—	—	278,369
Principal payments on real estate securities trading	—	—	135,875

Net change in:
Accrued interest receivable	(32,753)	(20,619)	(5,823)
Principal receivable	11,090	(12,529)	5,645
Deferred income taxes	(10,572)	—	—
Other assets	(1,536)	(1,987)	(3,303)
Accrued interest payable	18,508	11,289	2,698
Accrued expenses and other liabilities	6,589	5,508	10,751

Net cash provided by (used in) operating activities	95,850	71,306	(1,054,036)

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(10,088,680)	(11,407,808)	(3,694,188)
Proceeds from sales of real estate loans held-for-investment	112,811	73,137	44,811
Principal payments on real estate loans held-for-investment	3,635,754	1,277,615	459,489
Purchases of real estate securities available-for-sale	(879,682)	(714,633)	(386,444)
Proceeds from sales of real estate securities available-for-sale	30,891	5,299	145,268
Principal payments on real estate securities available-for-sale	220,913	269,997	95,703
Net increase in restricted cash	(14,081)	(10,202)	(8,356)

Net cash used in investing activities	(6,982,074)	(10,506,595)	(3,343,717)

Cash Flows From Financing Activities:
Net repayments ( borrowings) on Redwood debt	(33,156)	136,723	(697,097)
Proceeds from issuance of asset-backed securities	10,741,738	11,881,869	5,610,847
Deferred asset-backed security issuance costs	(17,378)	(22,449)	(17,675)
Repayments on asset-backed securities	(3,849,363)	(1,467,929)	(511,258)
Net purchases of interest rate agreements	(8,087)	(2,079)	(3,609)
Net proceeds from issuance of common stock	247,888	66,800	89,863
Dividends paid	(196,639)	(138,348)	(43,179)

Net cash provided by financing activities	6,885,003	10,454,587	4,427,892

Net (decrease) increase in cash and cash equivalents	(1,221)	19,298	30,139

Cash and cash equivalents at beginning of period	58,467	39,169	9,030

Cash and cash equivalents at end of period	$57,246	$58,467	$39,169

Supplemental disclosure of cash flow information:
Cash paid for interest	$413,410	$191,572	$89,007
Cash paid for taxes	$19,175	$7,006	$—
Non-cash financing activity:
Dividends declared but not paid	$16,183	$12,391	$12,970

     The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1. REDWOOD TRUST

Redwood Trust, Inc. (Redwood) together with its subsidiaries invests in, credit-enhances, and securitizes residential and commercial real estate loans and securities. Our primary business is investing in credit-enhancement securities backed by high-quality jumbo residential real estate loans nationwide. We also invest in credit-enhancement, interest-only, and similar securities that represent interests in securitized pools of diverse types of real estate loans, including commercial loans, home equity line of credit loans (HELOCs), real estate collateralized debt obligations (CDOs), and others. Our primary source of revenue is monthly interest payments made by homeowners and property owners on their loans. Redwood does not service loans and relies on servicers who meet our high servicing standards. For Generally Accepted Accounting Principles (GAAP) purposes, Redwood consolidates the assets and liabilities of the securitization entities it has sponsored, even though Redwood’s investment in (and maximum loss potential with respect to) these securitizations is small relative to the size of each sponsored entity. When Redwood invests in securities issued by a securitization entity that it did not sponsor, Redwood does not consolidate the assets and liabilities of that entity for GAAP purposes. Redwood has elected to be treated for tax purposes as a Real Estate Investment Trust (REIT) and therefore the majority of our taxable income (exclusive of income earned in taxable subsidiaries) is distributed to stockholders as dividends.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The December 31, 2004 and 2003 consolidated financial statements include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, Acacia CDO 4, LTD, Acacia CDO 5, LTD, Acacia CDO 6, LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, Acacia CDO 4, LTD, Acacia CDO 5 LTD, and Acacia CDO 6 LTD. References to the REIT mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings and Holdings’ wholly owned subsidiaries.

Under GAAP, Redwood consolidates the assets and liabilities of the securitization entities it has sponsored. Redwood’s maximum loss potential is generally limited to its net investment in each sponsored entity. Redwood treats these securitizations as financings under the provisions of FAS 140 in that it retains effective control of the assets through retained servicing discretion, asset transfer decisions, active management of the assets in the entity, or a combination of the foregoing. When Redwood Trust invests in securities issued by a securitization entity that it did not sponsor, Redwood Trust does not consolidate the assets and liabilities of that entity under GAAP.

Substantially all of the assets of Sequoia, consisting primarily of residential real estate loans as part of residential real estate loans on our Consolidated Balance Sheets, are pledged to support asset-backed securities issued by Sequoia. Substantially all of the assets of Acacia, consisting primarily of residential and commercial real estate loan securities and other asset-backed securities included in our residential loan credit-enhancement securities and securities portfolio on our Consolidated Balance Sheets, are pledged to support asset-backed securities issued by Acacia. The assets of Sequoia and Acacia are not available for the satisfaction of general claims of Redwood. Our exposure to loss (aside from limited loan repurchase obligations in certain circumstances) to the assets or liabilities of securitization entities sponsored by us is limited to our net investment in any securities we may have acquired from these entities. The asset-backed securities issued by Sequoia, Acacia, and other securitization entities sponsored by Redwood are not obligations of Redwood.

All significant intercompany balances and transactions with Sequoia, Acacia, and Holdings have been eliminated in the consolidation of Redwood as of December 31, 2004 and 2003. Certain amounts for prior periods have been reclassified to conform to the December 31, 2004 presentation.

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

Fair Value. We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. These fair value estimations generally incorporate discounting future cash flows at current market discount rates for comparable investments. We validate many of our fair value estimates on a quarterly basis and throughout the year by obtaining fair value estimates from dealers who make a market in these financial instruments. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 5, and 9.

Credit Reserves. For consolidated residential, HELOC, and commercial real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the balance sheet date. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics. We adjust the credit reserves by taking credit provisions through our Consolidated Statements of Income. Actual charge-offs reduce the reserves.

Specific loan impairments are based on an analysis and estimate of the realizable value of the property collateralizing the loan. Our estimate of collective losses on pools of loans uses default loss rate assumptions to calculate estimated losses over the anticipated remaining life of each pool. The reserve is based on the portion of these losses that are assumed to have already been incurred and are expected to be confirmed over an estimated loss confirmation period – the average lag between the occurrence of a credit loss (such as the deterioration of a borrower’s financial condition) and the confirmation of that loss (the identification of an impairment which will result in a charge-off).

Revenue Recognition. When recognizing revenue on consolidated earning assets, we employ the effective yield method to account for purchase premiums, discounts, and other net capitalized fees or costs associated with real estate loans and securities. For investment grade securities rated AAA or AA we use the effective yield method as prescribed under FAS 91 while for securities rated A or lower, we use the effective yield method as prescribed under EITF 99-20. The use of these methods requires us to project cash flows (and make assumptions regarding anticipated principal payments) over the remaining life of each asset and certain liabilities. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience and assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows or the current period’s yield for each asset will prove to be accurate.

For credit enhancement securities generally rated A or lower, we use the effective yield method as prescribed under EITF 99-20. Accordingly, each reporting period we verify if a security is permanently impaired. We use the guidelines prescribed under EITF 99-20, which include a) comparison market price and amortized cost basis, b) negative change in present value of future cash flows from prior reporting period, and c) adverse change in the amount and timing of cash flows.

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

Under the effective yield method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in recognition of increasing yields from residential loan credit-enhancement securities. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of the asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in recognition of lower yields under the effective yield method and may represent impairments other than temporary under GAAP, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.

Risks and Uncertainties

We take certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk. In addition, there are several other risks and uncertainties specific to our business. We seek to actively manage such risks and uncertainties while also providing our stockholders with an appropriate rate of return in light of these risks and uncertainties. There can be no assurances that such risks and uncertainties are adequately provided for in our financial statements.

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

Residential and Commercial Real Estate Loans: Held-for-Investment

Real estate loans held-for-investment are carried at their unpaid principal balance adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. The majority of consolidated residential real estate loans are classified as held-for-investment because the consolidated securitization entities that own these assets have the ability and intent to hold these loans to maturity. Commercial real estate loans for which we have the ability to hold to maturity are classified as held-for-

investment. While we generally do not sell real estate loans to third parties as part of our normal business operations, consolidated real estate loans may be sold from time to time, especially subsequent to our election to call asset-backed securities previously issued by a securitization entity sponsored by us.

Residential and Commercial Real Estate Loans: Held-for-Sale

Real estate loans held-for-sale are carried at the lower of original cost or market value on a loan-by-loan basis. Any lower of cost or market adjustments on these loans are recognized in net recognized gains and valuation adjustments in our Consolidated Statements of Income. Residential real estate owned (REO) assets are included in real estate loans held-for-sale, as are some of our residential and commercial real estate loans that we are in the process of marketing for sale.

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

Other Assets

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

Deferred Asset-Backed Security Issuance Costs

Deferred asset-backed securities issuance costs are costs associated with the issuance of asset-backed securities from our securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred asset-backed securities issuance costs are reported on our Consolidated Balance Sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the effective yield method based on the actual and estimated repayment schedule of the related asset-backed securities issued.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes identifying all derivatives that are designated as fair value or cash flow hedges to (1) specific assets and liabilities on our Consolidated Balance Sheets or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness is generally measured using the hypothetical derivative method.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. In such instances, any gains or losses accumulated in other comprehensive income are recognized to our Consolidated Statement of Income over the original term of the hedge transaction.

Debt and Asset-Backed Securities

Redwood debt is short-term debt collateralized by loans and securities. We carry this debt on our balance sheet at its unpaid principal balance. Redwood does not have any long-term debt. Also reflected on our Consolidated Balance Sheets as liabilities are asset-backed securities issued by securitization entities that are sponsored by us. These asset-backed securities issued are carried at their unpaid principal balances net of any unamortized discount or premium. The amortization of any discount or premium in connection with the issuance of asset-backed securities by securitization entities is recognized as an adjustment to consolidated interest expense using the effective yield method based on the actual and estimated repayment schedule of the related borrowings or asset-backed securities.

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

Under the Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to stockholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the stockholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2004, which were paid in January 2005, are considered taxable income to stockholders in 2004 (the year declared).

To the extent a REIT’s distributions declared before calendar year-end and paid on or before January 31 of the following calendar year are less than 85% of its REIT taxable income in the calendar year plus the undistributed REIT taxable income from prior calendar years, a REIT incurs a 4% excise tax on the shortfall. Similar to 2003 and 2002, our dividend distributions declared before calendar year-end and distributed on or before January 31, 2005 were less than 85% of REIT taxable income for the 2004 calendar year. Therefore, we incurred a 4% excise tax provision on the shortfall. Accordingly, we recorded a provision for excise tax in our Consolidated Statements of Income during the years ended December 31, 2004, 2003, and 2002 (See Note 8).

The taxable income of Holdings and its subsidiaries is not included in REIT taxable income and is subject to state and Federal income taxes at the applicable statutory rates. Holdings provides for any deferred income taxes to reflect estimated future tax effects. Deferred income taxes, to the extent they exist, reflect estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. See Note 8 for further discussion on income taxes.

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

Pursuant to EITF 03-6, “Participating Securities and the Two-Class Method under FASB No. 128”, our basic and diluted net income per share computations for the years ended December 31, 2003 and 2002 reflect the allocation of undistributed earnings on our preferred stock. The preferred stock was converted into common stock in the second quarter of 2003. It was determined that there was no allocation of income for our outstanding stock options as they were antidilutive during these periods.

The following table provides reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

	Year ended December 31,
(in thousands, except share data)	2004	2003	2002
Numerator:
Numerator for basic and diluted earnings per share:
Diluted EPS – net income before preferred dividend and undistributed earnings allocation	$232,635	$132,394	$56,617
Cash dividends on and undistributed earnings allocated to Class B preferred stock	—	(696)	(3,176)

Basic and Diluted EPS – Net income available to common stockholders	$232,635	$131,698	$53,441

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	21,437,253	17,759,346	15,177,449
Net effect of dilutive stock options	791,676	827,803	481,174
Net effect of preferred stock	0	225,517	0

Denominator for diluted earnings per share	22,228,929	18,812,166	15,658,623

Basic Earnings Per Share:
Net income per share	$10.85	$7.42	$3.52

Diluted Earnings Per Share:

Net income per share	$10.47	$7.04	$3.41

For the years ended December 31, 2004, 2003, and 2002 the number of potential common shares that were anti-dilutive totaled 33,394, 112,250, and 406,816, respectively.

Comprehensive Income

Current period net unrealized gains and losses on assets available-for-sale and current period net unrealized gains and losses on interest rate agreements are reported as a component of comprehensive income on our Consolidated Statements of Comprehensive Income with cumulative unrealized gains and losses classified as accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity. As of both December 31, 2004 and 2003, accumulated other comprehensive income consisted of net unrealized gains and losses on both residential loan credit-enhancement securities available-for-sale and securities portfolio available-for-sale and interest rate agreements classified as cash flow hedges. See Note 10 for further discussion of accumulated other comprehensive income.

Stock-Based Compensation

As of December 31, 2004 and 2003, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, using the prospective method. Through the adoption of this pronouncement, all stock-based compensation awards issued in 2003 and beyond are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Expenses related to stock options issued subsequent to January 1, 2003 were $1.3 million and $0.4 million in 2004 and 2003, respectively, and are a component of operating expenses on our Consolidated Statements of Income.

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

(in thousands, except share data)

	Years ended December 31,
	2004	2003	2002
Net income, as reported	$232,635	$131,698	$53,441
Add: Dividend equivalent right operating expenses under APB 25	8,992	12,392	7,248
Add: Stock option operating expenses under APB 25	1,018	5,652	665
Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(1,101)	(1,390)	(1,577)

Pro forma net income	$241,544	$148,352	$59,777

Earnings per share:
Basic—as reported	$10.85	$7.42	$3.52
Basic—pro forma	$11.27	$8.35	$3.94

Diluted—as reported	$10.47	$7.04	$3.41
Diluted—pro forma	$10.87	$7.89	$3.82

The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123. The model requires the use of certain assumptions like strike price, expected life, risk free rate of return, and stock price volatility. These options are generally granted over the course of the calendar year. The dividend yield assumption for options granted with dividend equivalents rights was zero. All the options granted in 2002 and 2003 and most of the options granted in 2004 had dividend equivalent rights. For other options granted in 2004, with no dividend equivalent rights, the dividend yield assumption was 10%. The following table describes the weighted averages used for calculating the value of options granted in the years 2004, 2003, and 2002.

Weighted Average Assumptions used for
Valuation of Options Granted during period

	Year ended December 31,
	2004	2003	2002
Stock Price Volatility	22%	22%	22%

Risk free rate of return (5yr Treasury Rate)	3.61%	3.24%	3.07%

Dividend Yield Assumptions	1.49%	0.00%	0.00%

Recent Accounting Pronouncements

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board released EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). For investments that meet the scope of this pronouncement, EITF 03-1provides application guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In general, EITF 03-1 states that if the fair value of an applicable investment is lower than its book value, it is considered impaired. This impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the value of the asset. Certain disclosure requirements of this pronouncement are currently in effect and are presented in Note 3. The recognition and measurement guidance of this pronouncement will become effective at a later date to be determined. Accordingly, we continue to evaluate other than temporary impairments as prescribed under FAS 115, SAB 5(m), and EITF 99-20.

The Accounting Standards Executive Committee issued a Statement of Position (SOP), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference on the face of the balance sheet. This SOP becomes effective for loans acquired in fiscal years beginning after December 15, 2004. We believe this principle will not have a material impact on us.

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

EITF 03-6 had the impact of allocating undistributed earnings for financial statement purposes under the two-class method of FAS 128 between the common and preferred stock based upon their respective contractual rights to share in such undistributed earnings as if they were distributed. To date, our stock options are antidilutive under EITF 03-06. Accordingly, we present net income available to common stockholders and basic and diluted net income per share as required under EITF 03-6.

In December 2004, the FASB published SFAS 123 (R ) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. The companies are required to adopt the provision of the standard effective for periods beginning after June 15, 2005. Upon adoption of this provision, all our stock-based compensation awards will be accounted for under the provisions for SFAS No. 123.

NOTE 3. EARNING ASSETS

As of December 31, 2004 and 2003, our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities and home equity lines of credit. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our commercial real estate loans and commercial real estate securities is generally up to ten years. The original maturity of our home equity lines of credit is ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.

For the years ended December 31, 2004, 2003, and 2002 the average balance of earning assets was $21.2 billion, $10.9 billion, and $3.9 billion, respectively.

As of December 31, 2004 and 2003, earning assets consisted of the following:

Residential Real Estate Loans

We acquire residential real estate loans from third party originators for securitization under the Sequoia program. We sell these loans to Sequoia securitization entities, which, in turn, issue asset-backed securities (ABS) (shown as liabilities on our Consolidated Balance Sheets).

Residential Real Estate Loans

	December 31, 2004			December 31, 2003
				Held-
		Held-for-		for-	Held-for-
(in thousands)	Held-for-Sale	Investment	Total	Sale	Investment	Total

Current Face	$2,365	$22,021,523	$22,023,888	$—	$16,110,748	$16,110,748
Unamortized Premium	32	207,575	207,607	—	144,748	144,748

Amortized Cost	2,397	22,229,098	22,231,495	—	16,255,496	16,255,496
Lower of cost-or-market adjustments	(375)	—	(375)	—	—	—
Reserve for Credit Losses	—	(22,703)	(22,703)	—	(16,336)	(16,336)

Carrying Value	$2,022	$22,206,395	$22,208,417	$—	$16,239,160	$16,239,160

Residential real estate loans held-for-sale represent loans available for future sale. There were no REO loans at December 31, 2004 or 2003.

The following tables provide detail on our residential real estate loans held-for-sale and held-for-investment portfolios at December 31, 2004 and 2003. Delinquencies include loans 90-days delinquent, in foreclosure, or in bankruptcy.

				December 31, 2004
				(all dollars in thousands)
						90+ days
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	2.50% - 5.86%	2021 - 2034	$5,199,840	$5,243,407	$1,456
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	1.99% - 6.00%	2016 - 2037	16,808,632	16,949,464	11,882
1st Lien Adjustable Rate Residential Real	3 Year Hybrid/6
Estate Loans	Month LIBOR	4.25% - 6.38%	2031 - 2032	15,416	15,546	—

				$22,023,888	$22,208,417	$13,338

				December 31, 2003
				(all dollars in thousands)
						90+ days
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Residential Real Estate Loans	1 Month LIBOR	1.13% - 4.13%	2021 - 2033	$3,761,860	$3,791,844	$1,734
1st Lien Adjustable Rate Residential Real Estate Loans	6 Month LIBOR	1.13% - 4.75%	2016 - 2033	12,311,834	12,409,966	3,685
1st Lien Adjustable Rate Residential Real Estate Loans	3 Year Hybrid/6 Month LIBOR	4.75% - 6.5%	2031 - 2032	37,054	37,350	—

				$16,110,748	$16,239,160	$5,419

The following table provides detail of the activity of our residential real estate loan held-for-sale and held-for-investment portfolios for the years ended December 31, 2004, 2003, and 2002.

	Year ended December 31,
(in thousands)	2004	2003	2002
Residential Real Estate Loans at beginning of year	$16,239,160	$6,215,179	$1,474,862
Acquisitions	9,715,265	11,401,367	5,253,723
Sales (other than to consolidated ABS trusts)	(113,676)	(73,742)	(47,773)
Principal repayments	(3,596,656)	(1,266,702)	(451,317)
Premium amortization	(29,423)	(29,615)	(11,988)
Credit provision	(6,543)	(8,146)	(3,308)
Net charge-offs	176	81	236
Net recognized gains and valuation adjustments	114	738	744

Residential Real Estate Loans at end of year	$22,208,417	$16,239,160	$6,215,179

We may exercise our right to call ABS issued by entities sponsored by us and subsequently sell the loans to third parties and this may occur within a single reporting period. To the extent these transactions are completed within a reporting period, the sale of loans is reported as a sale of loans Held-for-investment in our statements of cash flows.

We determine an effective yield to amortize the premium on loans acquired prior to July 1, 2004 using coupon interest rates as they change over time and anticipated principal prepayments. For loans acquired after July 1, 2004, we calculate an effective yield to amortize the premium using the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayments.

During the course of reviewing the application of FAS 91 for the third quarter of 2004 we realized that there were several provisions of that standard that we had been applying inappropriately. The impact of this error was that on a cumulative basis, we had accelerated loan acquisition premium amortization by $4.1 million. Under the provisions of APB 20: “Reporting Accounting Changes” and SAB 99: “Materiality”, we analyzed the impact of the error on each period affected. After carefully assessing the effect of this error on previously reported earnings and the effect of recording a cumulative correcting adjustment of $4.1 million in the third quarter 2004, we determined that the error was not material to previously issued financial statements or to the financial statements for the nine-months ended September 30, 2004 and the year ended December 31, 2004. Accordingly a cumulative correcting adjustment of $4.1 million was recorded and resulted in a decrease in loan acquisition premium amortization and an increase in net income on the Consolidated Statements of Income and an increase in the Residential real estate loan balance on the Consolidated Balance Sheets. The correction of this error did not have any impact on reported cash flow from operations, did not affect reported taxable income, and did not affect our dividend distributions.

Our goal is to sell all of the residential real estate loans we acquire to securitization entities that finance their purchases of loans from us through the issuance of asset-backed securities (ABS). We typically acquire from these securitizations the credit-enhancement securities and, occasionally, a portion of the interest-only securities. For financial reporting purposes, the assets and liabilities of these securitization entities are reflected on our Consolidated Balance Sheets and acquired securities are eliminated in consolidation. During the period we accumulate loans for securitization, we fund our acquisitions with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us. If we call a securitization we may reclassify held-for-investment loans to held-for-sale loans once we determine which loans will be sold.

The table below presents information regarding our residential real estate loans pledged under our borrowing agreements.

Residential Real Estate Loans
(in thousands)	December 31, 2004	December 31, 2003
Unpledged	$3,288	$1,852
Pledged for Redwood debt	190,207	41,607
Owned by securitization entities, financed through the issuance of asset-backed securities	22,014,922	16,195,701

Total Carrying Value	$22,208,417	$16,239,160

As of December 31, 2004 and 2003, our Residential Real Estate Loans were located in the following areas in the United States.

Geographic Concentration	December 31, 2004	December 31, 2003
Northern California	13%	13%
Southern California	13%	12%
Florida	11%	11%
New York	5%	6%
Georgia	5%	5%
New Jersey	4%	5%
Texas	4%	4%
Arizona	4%	4%
Colorado	4%	4%
Illinois	3%	4%
Virginia	3%	3%
Other States (none greater than 3%)	31%	29%

Total	100%	100%

Residential Home Equity Lines of Credit (HELOCs)

Beginning in 2004, we acquired residential home equity lines of credit (HELOCs) from third party originators for sale to securitization entities under the Sequoia program. These loans were all indexed to the Prime rate and were sold to a securitization entity that, in turn, issued asset-backed securities.

	December 31, 2004
HELOCs
(in thousands)	Held-for-Sale	Held-for-Investment	Total

Current face	$—	$288,954	$288,954
Unamortized discount	—	—	—
Unamortized premium	—	8,087	8,087

Amortized cost	—	297,041	297,041
Reserve for credit losses	—	(693)	(693)

Carrying value	$—	$296,348	$296,348

The following table provides detail of the activity of our HELOCs for the year ended December 31, 2004. There was no activity for the years ended December 31, 2003 or 2002.

Year ended December 31,
(in thousands)	2004
Residential Home Equity Lines of Credit at beginning of year	$—
Acquisitions	335,044
Sales (other than to consolidated ABS trusts)	—
Principal repayments	(35,739)
Premium amortization	(2,264)
Credit provision	(693)
Net charge-offs	—
Net recognized gains and valuation adjustments	—

Residential Home Equity Lines of Credit at end of year	$296,348

Our goal is to sell the HELOCs we accumulate to securitization entities that raise the proceeds necessary to buy the loans from us through the issuance of ABS. During the accumulation of these loans we fund our acquisitions with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us. The table below presents information regarding our HELOCs pledged under our borrowing agreements.

HELOCs	December 31,
(in thousands)	2004
Unpledged	$—
Pledged for Redwood debt	—
Owned by securitization entities, financed through the issuance of asset-backed securities	296,348

Total Carrying Value	$296,348

Residential Loan Credit-Enhancement Securities

We credit enhance pools of high-quality jumbo residential real estate loans by acquiring residential loan credit-enhancement securities (“CES”) issued by securitizations sponsored by third parties and by us. The securitizations sponsored by us are consolidated on our balance sheet for GAAP reporting purposes, so the residential CES we acquire from these entities do not appear on our Consolidated Balance Sheets. The CES we acquired from securitizations sponsored by others are shown on our Consolidated Balance Sheet as residential credit-enhancement securities.

Credit-enhancement securities are subordinated within the credit structure of a securitization transaction and bear the majority of the credit risk for the securitized pool of loans, thus allowing the more senior securitized interests to qualify for investment-grade ratings and to be sold in the capital markets. Thus, through the acquisitions of CES, we commit capital that “credit enhances” a securitized pool of residential real estate loans.

The residential loan credit-enhancement securities shown on our Consolidated Balance Sheets are first-loss, second-loss, and third-loss securities. First-loss securities are generally allocated actual credit losses on the entire underlying pool of loans within each specific residential loan credit-enhancement security up to a maximum of the principal amount of the first-loss security. First-loss securities provide credit-enhancement principal protection from the initial losses in the underlying pool for the second-loss, third-loss, and more senior securities. Any first-loss securities that are owned by others and that are junior to our second- and third-loss securities provide our interests with some protection from losses, as they serve as external credit enhancement. Our residential loan credit-enhancement securities provided some level of credit enhancement on $126 billion and $68 billion of residential real estate loans securitized by third parties as of December 31, 2004 and 2003, respectively.

Our residential loan credit-enhancement securities are classified as available-for-sale and are carried at their estimated fair value.

	December 31, 2004	December 31, 2003
Residential Loan Credit-Enhancement Securities	Securities Available-	Securities Available-
(in thousands)	for-Sale	for-Sale
Current Face	$933,772	$623,692
Unamortized Discount	(110,724)	(123,329)
Portion of discount designated as credit protection	(340,123)	(200,970)

Amortized cost	482,925	299,393
Gross unrealized gains	84,390	83,993
Gross unrealized losses	(5,657)	(4,659)

Carrying value	$561,658	$378,727

As a result of the relatively high credit risk associated with CES, these securities are generally acquired at a discount to their face value. A portion of this discount is designated as credit protection and the remainder is set aside and accreted into income using the effective yield method on a prospective basis based on projected cash flows over the life of the security. Yields on each security vary as a function of credit results, prepayment rates, and interest rates.

The amount of credit protection is based upon various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessment. We complete the assessment on each individual pool and determine the appropriate level of credit protection for each security we own. Each quarter we re-assess the amount of the credit protection required based on the quarter-end factors. The designated credit protection is specific to each residential loan credit-enhancement security.

The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the years ended December 31, 2004 and 2003.

	Year ended December 31,
(in thousands)	2004	2003
Beginning balance of unamortized discount	$123,329	$58,578
Amortization of discount	(34,108)	(37,189)
Calls, sales, and other	(47,497)	(38,418)
Re-designation of credit protection to discount	56,613	140,323
Acquisitions	12,387	35

Ending balance of unamortized discount	$110,724	$123,329

Beginning balance of designated credit protection	$200,970	$224,891
Realized credit losses	(2,856)	(3,102)
Calls, sales and other	(13,031)	(17,138)
Re-designation of credit protection to discount	(56,615)	(140,323)
Acquisitions	211,655	136,642

Ending balance of designated credit protection	$340,123	$200,970

If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayment rates occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward or we may take a mark-to-market earnings charge to write down our investment in the security to current market value to reflect impairments other-than-temporary under EITF 99-20. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time. For the years ended December 31, 2004, 2003, and 2002 we recognized market value losses of $4.2 million, $1.5 million, and $1.2 million, respectively, on our Consolidated Statements of Income from our residential loan credit-enhancement securities to reflect impairments other-than-temporary. These market value losses are reported under net recognized gains and valuation adjustments in our Consolidated Statements of Income from our residential loan credit-enhancement securities to reflect impairments other-than-temporary under the provisions of EITF 99-20.

Gross unrealized gains and losses represent the differences between the net amortized cost and the fair value of the individual securities. The gross unrealized losses at December 31, 2004 and 2003 represented temporary declines in market value that were not considered to be permanent. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated residential loan credit-enhancement securities as of December 31, 2004. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.

(in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2004	Value	(Losses)	Value	(Losses)	Value	(Losses)
Residential loan credit-enhancement securities	$87,327	$(4,557)	$7,924	$(1,100)	$95,251	$(5,657)

The following table provides detail of the activity of our residential loan credit enhancement securities portfolio for the years ended December 31, 2004, 2003 and 2002.

	Year ended December 31,
(in thousands)	2004	2003	2002
Residential Loan Credit Enhancement Securities at beginning of year	$378,727	$352,479	$190,813
Acquisitions	268,529	148,873	127,431
Sales (other than to consolidated ABS trusts)	(22,416)	(1,248)	(5,936)
Principal repayments	(157,359)	(216,207)	(43,082)
Discount amortization	34,108	37,189	8,130
Net unrealized balance sheet (losses) gains	(601)	2,573	73,124
Net recognized gains and valuation adjustments	60,670	55,068	1,999

Residential Loan Credit Enhancement Securities at end of year	$561,658	$378,727	$352,479

Of the $157 million and $216 million of principal pay downs in 2004 and 2003, respectively, $99 million and $117 million, respectively, represented calls of the security issues in accordance with the original issue provisions of individual securitization entities.

We generally finance the residential loan credit-enhancement securities we acquire with equity. We sell a portion of the residential loan credit-enhancement securities we acquire to securitization entities (Acacia) that resecuritize these assets by issuing asset-backed securities. While structured as legal sales, for financial reporting purposes the assets and liabilities of these entities are consolidated on our balance sheet. During the accumulation of these securities prior to securitization, we may fund some of the securities with short-term borrowings through various financing facilities available to us.

As of December 31, 2004, there were no residential loan credit-enhancement securities pledged as collateral under short-term borrowing arrangements to third parties. As of December 31, 2003, $39 million of residential loan credit-enhancement securities were pledged as collateral under short-term borrowing arrangements to third parties. At December 31, 2004 and 2003, residential loan credit-enhancement securities with a net carrying value of $211 million and $128 million, respectively, were pledged as collateral under asset-backed securitizations (see Note 7). The table below presents information regarding our residential loan credit-enhancement securities pledged under our borrowing agreements.

Residential Loan Credit-Enhancement Securities	December 31,	December 31,
(in thousands)	2004	2003
Unpledged	$350,756	$212,143
Pledged for Redwood debt	—	38,801
Owned by securitization entities, financed through issuance of asset-backed securities	210,902	127,783

Total Carrying Value	$561,658	$378,727

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

	December 31, 2004			December 31, 2003
Commercial Real
Estate Loans	Held-	Held-for-		Held-	Held-for-
(in thousands)	for-Sale	Investment	Total	for-Sale	Investment	Total
Current face	$—	$65,598	$65,598	$8,527	$22,653	$31,180
Unamortized (discount) premium	—	(2,478)	(2,478)	(106)	601	495
Portion of discount designated as credit protection	—	(8,141)	(8,141)	—	(8,141)	(8,141)
Lower-of-cost-or-mar ket adjustments	—	—	—	(615)	—	(615)
Reserve for credit losses	—	(500)	(500)	—	(500)	(500)

Carrying value	$—	$54,479	$54,479	$7,806	$14,613	$22,419

     The following table provides detail of the activity of our commercial real estate loan portfolio for the years ended December 31, 2004, 2003, and 2002.

	Year ended December 31,
(in thousands)	2004	2003	2002
Commercial real estate loans at beginning of year	$22,419	$29,270	$51,084
Acquisitions	38,371	6,442	1,529
Principal payments	(3,390)	(11,353)	(23,048)
Net discount (premium) amortization	(484)	(298)	52
Credit provision	—	(500)	—
Sales (other than to consolidated ABS trusts)	(2,339)	(774)	—
Net recognized gains and valuation adjustments	(98)	(368)	(347)

Commercial real estate loans at end of year	$54,479	$22,419	$29,270

The following tables provide detail on the commercial real estate loans as of December 31, 2004 and 2003.

				December 31, 2004
				(all dollars in thousands)
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR	4.7% - 8.8%	2006 - 2009	$19,668	$11,959	—
1st Lien Adjustable Rate Commercial Real	6 Month LIBOR, with
Estate Loans	interest rate floor	9.5% - 11%	2005 - 2009	15,300	14,283	—
1st Lien Adjustable Rate Commercial Real Estate Loans	Fixed	14% - 18%	2006 - 2014	30,630	28,237	—

				$65,598	$54,479	—

				December 31, 2003
				(all dollars in thousands)
Loan Description/Type	Interest Rate Index	Interest Rate	Maturity Date	Current Face	Carrying Value	Delinquent Face

1st Lien Adjustable Rate Commercial Real	1 Month LIBOR, with
Estate Loans	interest rate floor	7.00% - 9.25%	2004 - 2006	$5,651	$5,573	—
1st Lien Adjustable Rate Commercial Real Estate Loans	1 Month LIBOR	7.5%	2004	10,168	2,958	—
1st Lien Adjustable Rate Commercial Real	6 Month LIBOR, with
Estate Loans	interest rate floor	9.5% - 11%	2004 - 2009	15,361	13,888	—

				$31,180	$22,419	—

As of December 31, 2004 and 2003, our commercial real estate loans were located in the following areas in the United States.

Geographic Concentration	December 31, 2004	December 31, 2003
California	44%	65%
Illinois	30%	—
Kansas	10%	24%
Texas	—	11%
Maryland	9%	—
Connecticut	7%	—

Total	100%	100%

Our goal is to finance our commercial real estate loans with equity or to sell them to securitization entities sponsored by us. During the accumulation of these loans we may fund some of the loans with short-term borrowings through various financing facilities available to us. The table below presents information regarding our commercial real estate loans pledged under our borrowing agreements.

Commercial Real Estate Loans
(in thousands)	December 31, 2004	December 31, 2003
Unpledged	$32,119	$13,908
Pledged for Redwood debt	—	—
Owned by securitization entities, financed through issuance of asset-backed securities	8,578	—
Owned by Redwood, financed through issuance of asset-backed securities	13,782	8,511

Total carrying value	$54,479	$22,419

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

	December 31, 2004	December 31, 2003
Securities Portfolio	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current Face	$1,424,563	$833,252
Unamortized discount	(73,881)	(16,946)
Unamortized premium	5,548	5,431
Unamortized premium – interest-only certificates	21,682	19,711

Amortized cost	1,377,912	841,448
Gross unrealized gains	21,774	9,420
Gross unrealized losses	(5,111)	(6,154)

Carrying value	$1,394,575	$844,714

Gross unrealized losses as of December 31, 2004 and December 31, 2003 represented temporary declines in market values that were not considered to be permanent. Impairments other-than-temporary (EITF 99-20 and SFAS No. 115 write downs) for the years ended December 31, 2004, 2003, and 2002 totaled $2.2 million, $6.1 million, and $0.4 million, respectively. Impairments other-than-temporary are included as part of net recognized gains and valuation adjustments in our Consolidated Statements of

Income. Gross unrealized gains and losses are a component of accumulated other comprehensive income on our Consolidated Balance Sheets.

The table below presents changes in the balance of our securities portfolio.

	Year ended December 31,
(in thousands)	2004	2003	2002
Securities Portfolio at beginning of year	$844,714	$335,697	$683,482
Acquisitions	611,153	565,760	302,817
Sales (other than to consolidated ABS trusts)	(8,475)	(4,051)	(461,505)
Principal repayments	(63,554)	(53,790)	(188,496)
Net premium amortization	(1,579)	(547)	(4,026)
Net unrealized balance sheet gains (losses)	13,397	7,799	(3,583)
Net recognized gains (losses) and valuation adjustments	(1,081)	(6,154)	7,008

Securities Portfolio at end of year	$1,394,575	$844,714	$335,697

The following table presents information on the types of securities consolidated on our balance sheets as of December 31, 2004 and 2003.

Securities Portfolio

(dollars in thousand)	Year ended December 31,
	2004	2003
Commercial real estate	$243,141	$144,480
Residential prime	400,047	213,244
Residential sub prime	428,610	236,989
Residential second lien	131,197	107,162
Manufactured housing	14,016	14,057
Corporate REIT debt	64,479	61,107
Real estate CDOs	113,085	67,675

Total securities portfolio	1,394,575	844,714

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of December 31, 2004. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in future cash flows due to changes in credit losses or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.

At December 31, 2004	Less than 12 Months		12 Months or More		Total
Securities Portfolio	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	(Losses)	Value	(Losses)	Value	(Losses)

Securities portfolio	$204,136	$(3,169)	$120,461	$(1,942)	$324,597	$(5,111)

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

Securities Portfolio
(in thousands)	December 31, 2004	December 31, 2003
Unpledged	$107,970	$44,072
Pledged for Redwood debt	21,283	122,680
Owned by securitization entities, financed through the issuance of asset-backed securities	1,265,322	677,962

Total Carrying Value	$1,394,575	$844,714

Net Recognized Gains and Valuation Adjustments

Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains and valuation adjustments reported during the years ended December 31, 2004, 2003, and 2002.

Net Recognized Gains and Valuation Adjustments	Year ended December 31,
(in thousands)	2004	2003	2002
Realized gains on calls:
Residential loan credit-enhancement securities	$58,630	$56,560	$3,186
Securities portfolio	109	—	160

Realized gains on sales:
Residential loans credit-enhancement securities	6,246	—	39
Securities portfolio	1,002	—	7,237

Valuation adjustments under FAS 115 and EITF 99-20:
Residential loans credit-enhancement securities	(4,206)	(1,492)	(1,226)
Securities portfolio	(2,192)	(6,154)	(389)

Loss on extinguishment of asset-backed securities issued	—	(2,160)	—

Lower-of-cost-or-market (LOCOM) valuation adjustments on real estate loans:
Residential real estate loans	(375)		—
Commercial real estate loans	—	(500)	(347)

Recognized gains (losses) on sales of real estate loans:
Residential real estate loans	489	738	744
Commercial real estate loans	(98)	132	—

Unrealized gains (losses) on interest rate agreements	(478)	(448)	(4,293)

Net recognized gains and valuation adjustments	$59,127	$46,676	$5,111

NOTE 4. RESERVES FOR CREDIT LOSSES

We establish and maintain credit reserves that we believe represent probable credit losses that will result from impairment and inherent losses existing in our consolidated residential and commercial real estate loans held for investment as of the date of the financial statements.

To calculate the credit reserve for credit losses for the residential real estate loans and HELOCs, inherent losses by determining loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each of our loan pools. In doing so, we follow the guidelines of SAB 102 and SFAS 5 in setting its credit reserves for our loans.

The following factors are considered and applied in such determination:

•	On-going analysis of the pool of loans — including, but not limited to, the age of our loans, underwriting standards, business climate, economic conditions, geographical considerations, past performance of similar loans, and other observable data

•	Historical loss rates

•	Relevant environmental factors

•	Relevant market research and publicly available third-party reference loss rates

•	Trends in delinquencies and charge-offs

•	Effects in changes in credit concentrations

•	Prepayment assumptions

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

The credit reserve for credit losses for the Commercial Real Estate loan portfolio include a detailed analysis of each loans and the underlying property. The following factors are considered and applied in such determination.

•	On-going analysis of each individual loan

•	Consideration of current collateral values

•	On-going evaluation of fair values of collateral using current appraisals and other valuations

•	Discounted cash flow analysis

•	Security perfection

•	Borrowers ability to meet obligations

The reserves for credit losses are adjusted by taking provision for credit losses recorded as a reduction in interest income on residential and commercial real estate loans on our Consolidated Statements of Income. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets. The following tables summarize the activity in the reserves for credit losses for the years ended December 31, 2004, 2003, and 2002.

Residential Real Estate Loans
	Year ended December 31,
(in thousands)	2004	2003	2002

Balance at beginning of period	$16,336	$8,271	$5,199
Provision for credit losses	6,543	8,146	3,308
Charge-offs	(176)	(81)	(236)

Balance at end of period	$22,703	$16,336	$8,271

Delinquencies in our consolidated residential real estate loan portfolio were $13 million and $5.4 million, respectively, as of December 31, 2004 and December 31, 2003. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loan portfolio, delinquencies remained at low levels relative to residential real estate loans in the U.S. and stood at 0.06% and 0.03%, respectively, of our current loan balances as of December 31, 2004 and 2003. Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable.

HELOC’s
	Year ended December 31,
(in thousands)	2004	2003	2002

Balance at beginning of period	$—	$—	$—
Provision for credit losses	693	—	—
Charge-offs	—	—	—

Balance at end of period	$693	$—	$—

Delinquencies in our HELOC portfolio totaled $0.3 million, or 0.10% of the outstanding balance as of December 31, 2004.

Commercial Real Estate Loans
	Year ended December 31,
(in thousands)	2004	2003	2002

Balance at beginning of period	$500	$—	$—
Provision for credit losses	—	500	—
Charge-offs	—	—	—

Balance at end of period	$500	$500	$—

We had no delinquent commercial real estate loans as of December 31, 2004 and 2003.

NOTE 5. INTEREST RATE AGREEMENTS

We generally attempt to structure our balance sheet to address many of the interest rate risks inherent in our assets and liabilities. We enter into certain interest rate agreements with the objective of matching the interest rate characteristics of our assets and liabilities.

We may enter into interest rate agreements consisting of interest rate options, interest rate swaps, interest rate futures, and other types of hedging instruments. We currently designate our interest rate agreements as trading instruments or cash flow hedges and may designate certain future agreements as market value hedges. In general, we use hedges to hedge our variable interest rate debt payments associated with certain currently existing and future consolidated liabilities.

Interest rate options, which include caps and call corridors (options), are agreements that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when a contract is initiated. Interest rate cap agreements provide cash flows to the extent that a specific interest rate index exceeds a set rate. Interest rate corridor agreements provide cash flows to us to the extent that a specific interest rate falls between two fixed rates.

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

We report our interest rate agreements at fair value. As of December 31, 2004, the net fair value of our interest rate agreements was positive $15.0 million. As of December 31, 2003, the net fair value of interest rate agreements was a negative $1.8 million. The fair value of the derivatives represents the market valuation of the interest rate agreements as determined by the company’s third party models and confirmed by Wall Street dealers.

The following table shows the aggregate fair value of our interest rate agreements as of December 31, 2004 and 2003.

Interest Rate Agreements	December 31, 2004			December 31, 2003
(in thousands)	Fair Value	Notional Amount	Credit Exposure	Fair Value	Notional Amount	Credit Exposure

Trading Instruments
Interest rate caps purchased	$1,861	$105,400	$—	$855	$65,000	$—

Interest rate caps sold	(440)	(65,000)	—	(855)	(65,000)	—

Interest rate corridors purchased	63	1,340,331	—	170	1,690,931	—

Cash Flow Hedges
Eurodollar futures sold	—	—	—	(164)	(800,000)	804

Interest rate swaps	13,536	11,081,719	280	(1,788)	7,186,657	3,360

Total Interest Rate Agreements	$15,020	$12,462,450	$280	$(1,782)	$8,077,588	$4,164

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

The credit exposure reflects the fair market value of any cash and collateral posted by Redwood Trust to any of its counter parties. The company’s credit exposure to Wall Street counter parties declined from $4.2 million on December 31, 2003 to $0.3 million on December 31, 2004. Additionally, at December 31, 2004, various Wall Street counter parties posted $4.2 million of cash to us. Sequoia and Acacia securitization entities did not provide collateral to any third party counter parties.

Changes in the fair value of our cash flow hedges are recorded in accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. In the event the hedged transaction does not occur, we would immediately reclassify the entire balance related to the cash flow hedge from accumulated other comprehensive income on our Consolidated Balance Sheets to recognized gains or losses on our Consolidated Statements of Income.

The following table depicts the balances in accumulated other comprehensive income on our Consolidated Balance Sheets as of December 31, 2004 and 2003 for our cash flow hedges. Of the total balance, in other comprehensive income as of December 31, 2004 and 2003, $1.4 million and $0.5 million of realized net losses, respectively, represent interest rate agreements designated as cash flow hedges that have expired or terminated. Of the $1.4 million of realized net losses on closed transactions as of December 31, 2004, $0.5 million will be recognized in interest expense in our Consolidated Statements of Income over the next twelve months. As of December 31, 2004, we project $1.3 million of the $11.3 million of unrealized gains associated with open transactions to be recognized over the next 12 months. Also included in Accumulated Other Comprehensive Income is the market value of hedges that we have designated as cash flow hedges are still open. The net value of these as of December 31, 2004 and 2003 totalled $11.4 million and $0.1 million, respectively.

Interest Rate Agreements
Accumulated Other Comprehensive Income
(in thousands)	December 31, 2004	December 31, 2003

Realized—Closed Transactions:
Realized net loss remaining in accumulated other comprehensive income	$(1,428)	$(539)

Recognized but Unrealized—Open Transactions:
Unrealized gain included in accumulated other comprehensive income	11,390	119

Total accumulated other comprehensive income on interest rate agreements	$9,962	$(420)

Certain of our interest rate agreements accounted for as cash flow hedges are terminated prior to the completion of the forecasted transactions. In these cases when the forecasted transaction is still likely to occur we realize any gain or loss of the closed transactions initially through accumulated other comprehensive income. During the period the forecasted transaction does occur, we reclassify amounts from accumulated other comprehensive income to our Consolidated Statements of Income. For the years ended December 31, 2004 and 2003 we reclassified $0.4 million and $2.1 million of net losses, respectively. In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through our Consolidated Statements of Income.

The net ineffective portion of hedges on open transactions represents amounts recorded in interest expense to the extent our open interest rate agreements accounted as cash flow hedges are ineffective related to the hedged transaction. We use the dollar-offset method to determine the amount of ineffectiveness recorded in the Consolidated Statements of Income. The amount of ineffectiveness is recorded as an interest expense, assuming that we continue to deem the entire investment and can maintain its effectiveness. We anticipate having some ineffectiveness in our hedging program as not all terms of our hedges and not all terms of our hedged items match perfectly. For the years ended December 31, 2004, 2003, and 2002, the amount of such ineffectiveness was $0.8 million, $0.2 million, and $0.0 million, respectively.

For interest rate agreements accounted for as trading instruments, changes in market value are reported as a component of net recognized gains and valuation adjustments in our Consolidated Statements of Income. For the years ended December 31, 2004, 2003, and 2002 the amount of net losses for trading investments were $0.5 million, $0.4 million, and $4.3 million, respectively.

The interest expense for cash flow interest rate swaps on asset-backed securities issued was $12.0 million, $5.9 million, and $0.2 million for the years ending December 31, 2004, 2003, and 2002, respectively. For hedges accounted for as trading instruments, interest expense was $0 million, $0 million, and $0.9 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table depicts the activity for the years ended December 31, 2004, 2003, and 2002 for interest rate agreements accounted for as cash flow hedges and for interest rate agreements accounted for as trading instruments.

				Net Recognized Gains (Losses) and
	Interest Income (Expense)			Valuation Adjustments

	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2004	2003	2002
Realized– Closed Transactions:
Realized net gain (loss) reclassified from other comprehensive income	$(401)	$(2,057)	$—	$—	$—	$—

Unrealized – Open Transactions:
Net ineffective portion of hedges	(790)	(233)	3	—	—	—

Unrealized net gain (loss) on trading instruments	—	—	—	(478)	(448)	(4,293)

Cash settlement amounts	(12,044)	(5,885)	(186)	—	—	(855)

Total	$(13,235)	$(8,175)	$(183)	$(478)	$(448)	$(5,148)

In 2002, the cash settlement amount of $0.9 million for hedges accounted for as trading instruments was included in interest expense. Due to the immateriality of this amount, we did not reclassify it to net recognized losses.

NOTE 6. SHORT-TERM DEBT

Redwood debt is currently all short-term debt. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance assets under accumulation for future sale to securitization entities. The table below summarizes Redwood debt by collateral type as of December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Redwood Debt	Amount	Interest	Days Until	Amount	Interest	Days Until
(in thousands)	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity
Residential real estate loan collateral	$181,999	2.92%	126	$38,793	1.65%	180
Residential loan credit-enhancement securities collateral	—	—	—	30,191	2.50%	40
Securities portfolio collateral	21,282	4.05%	69	167,453	1.96%	58

Total Redwood debt	$203,281	3.03%	120	$236,437	1.98%	76

For the years ended December 31, 2004, 2003, and 2002 the average balance of Redwood debt was $0.4 billion, $0.4 billion, and $0.9 billion, respectively with a weighted-average interest cost of 2.29%, 1.94%, and 2.37%, respectively. The maximum balance outstanding for the years ended December 31, 2004, 2003, and 2002 was $1.1 billion, $0.8 billion and $1.4 billion, respectively. At both December 31, 2004 and 2003, accrued interest payable in Redwood debt was $0.1 million.

As of December 31, 2004 and 2003, Redwood debt had the following remaining maturities.

Redwood Debt
(in thousands)	December 31, 2004	December 31, 2003
Within 30 days	$868	$6,667
31 to 90 days	115,841	132,315
Over 90 days	86,572	97,455

Total Redwood debt	$203,281	$236,437

We continue to be in compliance with all of our debt covenants for all of our borrowing arrangements and credit facilities. Covenants associated with a portion of our debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants.

We have uncommitted facilities available with several banks and Wall Street firms for financing residential real estate securities and loans. The table below summarizes the outstanding balances as of December 31, 2004 and 2003 by collateral type. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

Redwood Debt
(in thousands)	December 31, 2004
	Number of
Facilities by Collateral	Facilities	Outstanding	Limit	Maturity
Real Estate Loans	4	$181,999	$1,600,000	3/2005 – 10/2005
Real Estate Securities	3	21,282	410,000	3/2005 – 8/2005
Other Borrowings	—	—	—	—

Total Facilities	7	$203,281	$2,010,000	3/2005 – 10/2005

	December 31, 2003
	Number of
Facilities by Collateral	Facilities	Outstanding	Limit	Maturity
Real Estate Loans	3	$38,793	$1,400,000	4/2004 – 10/2004
Real Estate Securities	2	58,745	360,000	4/2004 – 6/2004
Other Borrowings	—	138,899	—	—

Total Facilities	5	$236,437	$1,760,000	4/2004 – 10/2004

NOTE 7. ASSET-BACKED SECURITIES ISSUED

Securitization entities sponsored by us issue asset-backed securities to raise the funds required to acquire assets from us. Each series of asset-backed securities consists of various classes at variable and fixed rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of asset-backed securities is likely to occur earlier than its stated maturity.

The components of asset-backed securities issued by consolidated securitization entities as of December 31, 2004 and 2003, along with other selected information are summarized in the table below. The bulk of the ABS is indexed to one or six-month LIBOR. A few of the ABS are fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) and even fewer ABS are fixed. Some of the ABS IOS issued may have a fixed spread, while others are based on the spread between collateral and other ABS we have issued by each securitized entity.

Asset-Backed Securities Issued	December 31,	December 31,
(in thousands)	2004	2003
Sequoia asset-backed securities issued – certificates with principal value	$21,681,229	$15,807,554
Sequoia asset-backed securities issued – interest-only certificates	210,385	153,227
Acacia asset-backed securities issued	1,691,592	847,474
Commercial asset-backed securities issued	9,523	5,571
Unamortized premium on asset-backed securities	37,433	12,376

Total consolidated asset-backed securities issued	$23,630,162	$16,826,202

Range of weighted average interest rates, by series – Sequoia	2.22% to 5.54%	1.45% to 5.74%
Stated Sequoia maturities	2007 – 2035	2016 – 2039
Number of Sequoia series	39	25
Range of weighted average interest rates, by series – Acacia	2.69% to 3.35%	2.00% to 2.09%
Stated Acacia maturities	2018 – 2040	2018 – 2038
Number of Acacia series	6	3
Weighted average interest rates – Commercial	9.08%	9.50%
Stated commercial maturities	2005 and 2009	2009
Number of commercial series	2	1

The following table summarizes the average balances of our asset-backed securities issued for the years December 31, 2004, 2003, and 2002. For purposes of calculating the weighted average borrowing costs of our asset-backed securities issued, we include the amortization of the deferred asset-backed issuance costs with interest expense. Thus, we include the average deferred asset-backed securities issuance costs in the average balances below.

Average Balances of Asset-Backed
Securities Issued	Year ended December 31,
(in thousands)	2004	2003	2002
Sequoia	$19,129,555	$9,635,924	$2,726,667
Acacia	1,229,075	510,115	17,178
Commercial	5,654	7,575	23,301

Average balance of asset-backed securities issued	20,364,284	10,153,614	2,767,146

Average deferred asset-backed securities issuance costs	(50,288)	(27,311)	(6,656)

Total average balance of asset-backed securities issued, net	$20,313,996	$10,126,303	$2,760,490

The following table summarizes the accrual interest payable on our asset-backed securities issued as of December 31, 2004 and 2003.

Accrued Interest Payable on Asset-Backed
Securities Issued	December 31,	December 31,
(in thousands)	2004	2003
Sequoia	$28,879	$14,677
Acacia	6,025	1,759
Commercial	65	45

Total accrued interest payable on asset-backed securities issued	$34,969	$16,481

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

The collateral for Sequoia asset-backed securities include by residential real estate loans, residential home equity lines of credit, and residential real estate loan securities (Sequoia assets). The residential real estate loan collateral consists primarily of adjustable-rate and hybrid, conventional, 25 or 30-year residential real estate loans secured by first liens on one to four-family residential properties. The residential home equity line of credit collateral consists of adjustable-rate first and second lien residential loans with a ten year revolving period and a maturity from origination of ten years. All Sequoia assets are pledged for repayment of the asset-backed securities issued by Sequoia.

During the years ended December 31, 2004, 2003, and 2002, Sequoia trusts issued $9.7 billion, $11.3 billion, and $5.1 billion, respectively, of Sequoia asset-backed securities to fund Sequoia’s acquisitions of residential real estate loans from us. During the years ended December 31, 2004, 2003, and 2002, Sequoia issued $15.5 million, $70 million, and $0 million of Sequoia asset-backed securities secured by interests in previously issued Sequoia securitizations. During the year ended December 31, 2004 Sequoia issued $0.3 billion of Sequoia asset-backed securities secured by residential home equity lines of credit; no such securities were issued in either of the years ended December 31, 2003 or 2002.

As of both December 31, 2004 and 2003, the collateral for Acacia asset-backed securities included residential and commercial real estate loan securities and commercial loans (Acacia assets). All Acacia assets are pledged to secure repayment of the related Acacia asset-backed securities issued. During the years ended December 31, 2004, 2003, and 2002, Acacia issued $0.9 billion, $0.6 billion, and $0.3 billion, respectively, of Acacia asset-backed securities.

As of December 31, 2004, the collateral for commercial asset-backed securities issued was two commercial real estate loans with a maturity dates in 2005 and 2009. As of December 31, 2003, the collateral for commercial asset-backed securities issued was one commercial real estate loan with a maturity date in 2009. The collateral for these loans were first liens on the commercial real estate properties. These loans were reported on our Consolidated Balance Sheets as commercial real estate loans held-for-investment.

The carrying value components of the collateral for our asset-backed securities issued are summarized as follows:

Collateral for Asset-Backed Securities Issued	December 31,	December 31,
(in thousands)	2004	2003
Residential real estate loans held-for-investment	$22,014,922	$16,195,701
Residential home equity lines of credit held-for-investment	296,348	—
Residential loan credit-enhancement securities available-for-sale	210,902	127,783
Securities portfolio securities available-for-sale	1,265,322	677,962
Restricted cash owned by consolidated securitization entities	35,740	16,669
Accrued interest receivable	65,951	35,960
Commercial real estate loans held-for-investment	22,360	8,511

Total collateral for our asset-backed securities issued	$23,911,545	$17,062,586

For the year ended December 31, 2003, we called and extinguished certain Sequoia asset-backed securities of $9 million resulting in a recognized loss of $2.2 million. In 2004, we exchanged previously issued asset-backed securities for newly issued asset-backed securities of $223 million with substantially identical terms. Thus, there was no gain or loss recognized on this exchange.

Our exposure to loss on Sequoia assets, Acacia assets, and the commercial loan collateral is limited (except, in some circumstances, for certain limited loan repurchase obligations) to our net investment in any securities we may acquire from these entities. The asset-backed securities issued by these entities are non-recourse to Redwood. As required by the governing documents related to each series of asset-backed securities, the Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments on the issued asset-backed securities. Asset-backed securities obligations are payable solely from the assets of these entities and are otherwise non-recourse to Redwood.

NOTE 8. TAXES

As a REIT, Redwood can deduct dividends paid from REIT taxable income and thus, effectively, reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its REIT taxable income and still maintain its REIT status. We plan to retain up to 10% of our 2004 REIT ordinary taxable income earned through December 31, 2004 and we will be subject to corporate level income taxes on this retained income for the 2004 calendar tax year. We retained 10% of our 2003 REIT ordinary taxable income and were subject to corporate level income taxes on this retained income for the 2003 calendar tax year. Prior to 2003, Redwood distributed all of its REIT taxable income. Holdings, Redwood’s taxable subsidiary, is subject to corporate income taxes on its taxable income.

Our current provision for corporate income taxes for Redwood for the years ended December 31, 2004, 2003, and 2002 was $7.7 million, $4.8 million, and $0, respectively. This provision is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year.

Our current Federal tax provision for corporate income tax for Holdings for the year ended December 31, 2004, was $7.9 million, and was $0, for both years ended December 31, 2003 and 2002. Our current state provision for corporate income taxes for Holdings for the years ended December 31, 2004, 2003, and 2002, was $3.0 million, $0.7 million, and $0, respectively. Holdings had Federal and State net operating losses carry-forwards (NOL’s), which were applied to reduce the tax provisions during these periods.

Holdings recognized net deferred tax benefits of $3.7 million as a result of the build up of deferred tax assets attributable to GAAP/tax securitization gain temporary differences and the utilization of prior period deferred tax assets. In addition, because it became more likely than not that Holdings would utilize its remaining Federal and state NOLs we reversed $5.2 million of the $6.9 million prior period valuation allowance in 2004. The combination of the above described net deferred tax items caused Holdings to recognize deferred tax benefits of the years ended December 31, 2004 of $10.6 million. No deferred tax provision was recorded during the years ended December 31, 2003, and 2002.

As a result of current and deferred tax provisions, we recognize a total net tax provision of $8.0 million in 2004, $5.5 million in 2003, and $0 million in 2002, respectively. The following table summarizes these tax provisions for Redwood and Holdings for the years ended December 31, 2004, 2003, and 2002.

Net Tax Provision	Year ended December 31,
(in thousands)
Current Tax Provision:	2004	2003	2002

Redwood	$7,675	$4,842	$—
Holdings	10,894	660	—

Total current tax provision	18,569	5,502	—

Deferred tax provision/(benefit):
Redwood	—	—	—
Holdings:
Net increase in deferred tax assets	(3,699)	—	—
Reversal of valuation allowance and use of prior year deferred tax assets	(6,873)	—	—

Total deferred tax provision (benefit)	(10,572)	—	—

Total tax provision	$7,997	$5,502	$—

Holdings’ California state NOL carry forwards are available in 2004, but were not available during 2003 and 2002 due to California’s suspension of NOL carry forwards. California Revenue and Tax Code Section 24416.3 caused the deduction for California NOL carry forwards to be suspended for the tax years 2002 and 2003. In addition, this statute stated that for any California carry forward of a NOL for which a deduction is denied by reason of the suspension, the carry forward period is extended for one year for losses sustained in taxable years in 2002, and two years for NOLs sustained in taxable years beginning before 2002.

As of December 31, 2004 and 2003, Holdings had the following deferred tax asset and liability balances.

Deferred Tax Assets/(Liabilities)	December 31,	December 31,
(in thousands)	2004	2003
Net operating loss carry forward – Federal	$—	$5,822
Net operating loss carry forward – State	721	1,051
Real estate assets	315	—
Gains from Sequoia securitizations	9,536	—

Total deferred tax assets	10,572	6,873
Valuation allowance	—	(6,873)

Total benefited deferred tax assets	$10,572	$—

Deferred tax liabilities	—	—

Net deferred tax assets	$10,572	$—

As of December 31, 2003, a 100% valuation allowance was applied to the balance of the deferred tax asset. The state loss carry forwards expire between 2005 and 2022.

For the 2004, 2003, and 2002 tax years, our distributions declared before calendar year-end and distributed on or before January 31 of the following calendar year were less than 85% of REIT taxable income in those calendar years requiring us to incur a 4% excise tax provision on the shortfall. For the years ended December 31, 2004, 2003, and 2002 we provided for excise tax of $0.6 million, $1.2 million, and $1.0 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. As of December 31, 2004 and 2003, accrued excise tax payable was $0.5 million, and $1.2 million, respectively, and is reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

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

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of our financial instruments as of December 31, 2004 and 2003.

(in thousands)	December 31, 2004		December 31, 2003
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Assets
Real Estate Loans
Residential: held-for-investment	$22,208,417	$22,395,296	$16,239,160	$16,276,504
HELOC: held-for-investment	296,348	297,623	—	—
Commercial: held-for-sale	—	—	7,806	7,806
Commercial: held-for-investment	54,479	55,258	14,613	14,613
Real Estate Loan Securities
Residential loan credit-enhancement portfolio:
available-for-sale	561,658	561,658	378,727	378,727
Securities Portfolio: available-for-sale	1,394,575	1,394,575	844,714	844,714
Interest rate agreements	15,020	15,020	(1,782)	(1,782)
Cash and Cash Equivalents	57,246	57,246	58,467	58,467
Restricted Cash	36,038	36,038	21,957	21,957
Liabilities
Redwood debt	203,281	203,281	236,437	236,437
Asset-backed securities issued	23,630,162	23,701,977	16,826,202	16,804,551

The company estimates fair value of certain assets, liabilities, and interest rate derivative contracts using available market information and other appropriate valuation methodologies. The methodologies include available market quotes, present value of discounted expected future cash flows, third-party bid indications and market data, and current fair value appraisals of the underlying collateral. These methodologies are described below.

•	Real estate loans

o	Residential & HELOC loans fair values are determined by available market quote from third party broker/dealers and discounted cash flow analysis.

o	Commercial loans fair values are determined by appraisals on underlying collateral or discounted cash flow analysis.

•	Real estate securities

o	Residential credit enhancement portfolio and securities portfolio fair values are determined by discounted cash flow analysis, and confirmed by third party dealer pricing indications and other valuations techniques using market pricing assumptions.

•	Interest rate agreements

o	Fair value is determined by third-party vendor modeling software and dealers active in the derivatives markets.

•	Cash and cash equivalents and restricted cash

o	Includes cash on hand and highly liquid investments with original maturities of three matters or less and the carrying value is the fair value.

•	Redwood debt

o	All Redwood debt is adjustable and matures within one year. Thus, the fair value is equal to face value.

•	Asset backed securities issued

o	Fair value is determined by discounted cash flow analysis, and confirmed by third party dealer pricing indications and other valuations techniques using market pricing.

We believe the estimates we use reflect the values we may be able to receive should we choose to sell them. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data.

NOTE 10. STOCKHOLDERS’ EQUITY

Class B 9.74% Cumulative Convertible Preferred Stock

(Converted to Common Stock in the second quarter of 2003)

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

Each share of the Preferred Stock was convertible at the option of the holder at any time into one share of common stock. Effective October 1, 1999, we could redeem the preferred stock (i) for one share of common stock plus accumulated, accrued and unpaid dividends through the end of the prior dividend period, provided that for 20 trading days within a period of 30 consecutive trading days, the closing price of the common stock equaled or exceeded the Conversion Price of $31.00 per share or (ii) for cash at a redemption price of $31.00 per share, plus any accumulated, accrued and unpaid dividends through the date of redemption. In the second quarter of 2003, we redeemed all outstanding shares of preferred stock by converting those shares into shares of common stock.

Stock Option Plan

In March 2004, we amended the previously approved 2002 Redwood Trust, Inc. Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors and this amendment was approved by our stockholders in May 2004. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three or four-year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit our compensation committee to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. This plan replaced our prior stock option plan. As of December 31, 2004 and 2003, 614,608 and 152,487 shares of common stock, respectively, were available for grant.

ISOs

Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both December 31, 2004 and 2003, 551,697 ISOs had been granted. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

Restricted Stock

As of December 31, 2004 and 2003, 5,912 and 10,003 shares, respectively, of restricted stock were outstanding. For the years ended December 31, 2004 and 2003, we granted 3,103 and 1,253 shares, respectively of restricted stock to certain employees. For both of the years ended December 31, 2004 and 2003, restrictions on 7,000 of these shares lapsed. Restrictions on the remaining shares of restricted stock lapse through January 1, 2009.

DERs

Redwood has granted certain stock options that accrue and pay stock and cash DERs. This feature results in current expenses being incurred on stock and cash DERs that relate to stock option grants made prior to January 1, 2003 in accordance with the provision of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. To the extent our REIT taxable income increases, our REIT dividend distribution requirement and stock and cash DER expenses may increase. To the extent that outstanding options are exercised, cancelled, or expire, our stock and cash DER expenses may decrease. For the years ended December 31, 2004, 2003, and 2002, we accrued cash and stock DER expenses of $9.0 million, $12.4 million, and $7.2 million, respectively. Stock and cash DER expenses are included in operating expenses in our Consolidated Statements of Income. For all options that accrue and pay stock and cash DERs granted after December 31, 2002, we do not recognize DER expenses in our Consolidated Statements of Income because the total value of each option is calculated at the date of grant and recognized in our Consolidated Statements of Income over the vesting period of the option.

Stock DERs represent shares of stock, which are issuable when the holders exercise the underlying stock options. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For the years ended December 31, 2004, 2003, and 2002, we recognized variable stock option expense of $1.0 million, $5.7 million, and $0.7 million, respectively, on these stock options. This expense is included in operating expenses in our Consolidated Statements of Income.

Stock and cash DERs on grants prior to 2003 are accrued based on an estimate of our common stock dividend requirements. As of December 31, 2004 and 2003, there were 387,404 and 337,411 unexercised options with stock DERs under the Plan, respectively. As of December 31, 2004 and 2003, there were 1,176,010 and 1,546,042 unexercised options with cash DERs under the Plan, respectively. Options with Cash DERs are participating securities under EITF 03-6 and were determined to be antidilutive in all periods. As of December 31, 2004 and, 2003, there were 61,050 and 52,145 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan and changes during the years ended December 31, 2004, 2003, and 2002 are presented below.

	December 31, 2004		December 31, 2003		December 31, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(in thousands, except share data)	Shares	Price	Shares	Price	Shares	Price
Outstanding options at beginning of period	1,935,598	$26.48	1,869,782	$22.58	1,618,501	$21.99
Options granted	189,878	$57.39	238,600	$50.29	262,850	$27.23
Options exercised	(517,209)	$18.69	(189,883)	$14.42	(20,749)	$16.93
Options forfeited	(23,033)	$37.54	(9,220)	$26.73	(5,861)	$31.31
Stock dividend equivalent rights earned	39,230	—	26,319	—	15,041	—

Outstanding options at end of period	1,624,464	$31.77	1,935,598	$26.48	1,869,782	$22.58

Options exercisable at year-end	1,040,792	$25.69	1,286,750	$22.89	1,214,167	$22.75
Weighted average fair value of options granted during the year	$13.71		$13.20		$7.06

The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
		Weighted-
		Average
Range of		Remaining	Weighted-		Weighted-
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$ 0 to $10	40,590	8.2	$0.44	9,655	$1.86
$10 to $20	361,526	4.7	$12.80	353,297	$12.69
$20 to $30	475,189	5.9	$24.33	306,491	$23.16
$30 to $40	273,460	2.6	$37.46	253,931	$37.51
$40 to $50	98,572	3.7	$45.48	96,722	$45.53
$50 to $60	374,327	9.1	$55.12	19,895	$58.38
$60 to $63	801	7.6	$62.54	801	$62.54

$ 0 to $63	1,624,465	5.8	$31.77	1,040,792	$25.69

Deferred Compensation Plan

In May 2002, our Board of Directors approved the Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation and invest these deferrals with Redwood. The EDCP allows for the investment of deferrals in either an interest crediting account or deferred stock units. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the years ended December 31, 2004, 2003, and 2002, deferrals of $1.1 million, $1.7 million, and $0.5 million, respectively, were made to the interest crediting account under the EDCP. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio. This accrual rate will continue through July 1, 2007 and then be based on references to publicly traded mutual funds. For deferrals after July 1, 2004, the accrual rate is based on references to publicly traded mutual funds. For the years ended December 31, 2004, 2003, and 2002, accrued interest of $1.2 million, $0.4 million, and $18 thousand, respectively, was credited to participants under the Plan.

For the years ended December 31, 2004, 2003, and 2002, deferred stock units totaling 66,744, 25,417 and 0 shares were granted through deferrals under the plan, which represented a value of $3.9 million, $0.8 million, and $0 at the time of grant, respectively.
The following table provides detail on changes in participants’ equity for the years ended December 31, 2004, 2003, and 2002.

	Year ended December 31,
(in thousands)	2004	2003	2002
Transfer in of participants’ payroll deductions from the EDCP	$1,076	$1,731	$492
Accrued interest earned in EDCP	1,231	393	18
Participant Withdrawals	(13)	—	—

Net change in participants’ equity	$2,294	$2,124	$510

Balance at beginning of period	$2,634	$510	$—
Balance at end of period	4,928	2,634	510

The following table provides detail on the financial position of the EDCP at December 31, 2004, 2003, and 2002.

	December 31,	December 31,	December 31,
(in thousands)	2004	2003	2002

Net Assets Available for Participant Benefits

Participants’ payroll deductions receivable	$3,286	$2,223	$492
Accrued interest receivable	1,642	411	18

Net Assets Available for Participant Benefits	$4,928	$2,634	$510

Employee Stock Purchase Plan

In May 2002, our common stockholders approved the 2002 Redwood, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of December 31, 2004, 18,043 shares have been purchased. The ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. The offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods.

For the years ended December 31, 2004, 2003, and 2002, employees acquired an aggregate of 5,179, 9,893, and 2,972 shares, respectively, of common stock at an average purchase price of $43.41, $23.84, and $23.37 per share, respectively, under the ESPP. As of both December 31, 2004 and 2003, there remained a negligible amount of uninvested employee contributions in the ESPP.

	Year ended December 31,
(in thousands)	2004	2003	2002
Transfer in of participants’ payroll deductions from the 2002 ESPP	$225	$236	$70

Cost of common stock of Redwood issued to participants under the terms of the ESPP	(225)	(236)	(70)
Net change in participants’ equity	—	—	—

Balance at beginning of period	—	—	—

Balance at end of period	—	—	—

In the fourth quarter of 2003, we adopted, effective January 1, 2003, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123. Through the adoption of this pronouncement, all shares purchased through the ESPP in 2003 are accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For both the years ended December 31, 2004 and 2003, we recorded an expense of $0.2 million for shares issued under the ESPP through these provisions. In 2002 we accounted for the ESPP under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to

Employees, and related interpretations. Under these provisions we did not include any stock-based employee compensation cost in net income as awards granted under the ESPP were deemed non-compensatory.

Common Stock Repurchases

Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. We did not repurchase any shares of common stock during the years ended December 31, 2004, 2003, and 2002. As of both December 31, 2004 and 2003, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the authorized but unissued shares of Common Stock.

Direct Stock Purchase and Dividend Reinvestment Plan

For the years ended December 31, 2004, 2003, and 2002, we issued 2,307,256, 1,685,451, and 1,296,794 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $127 million, $64 million, and $34 million, respectively.

Secondary Equity Offerings

For the year ended December 31, 2004 we issued 2,350,000 of common stock through secondary equity offerings for net proceeds of $117 million, respectively. For the year ended December 31, 2003, we did not complete any follow on secondary offerings. For the year ended December 31, 2002, we issued 2,300,000 shares of common stock through follow on secondary offerings for net proceeds of $55 million, respectively.

Accumulated Other Comprehensive Income

Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of December 31, 2004 and 2003, we reported a net accumulated other comprehensive income of $105.4 million and $82.2 million, respectively. Changes in this account may reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains and losses on our interest rate agreements.

The following table provides reconciliation of accumulated other comprehensive income as of December 31, 2004 and 2003.

Accumulated Other
Comprehensive Income	December 31,	December 31,
(in thousands)	2004	2003
Net unrealized gains on available-for-sale securities:
Residential loan credit-enhancement securities	$78,733	$79,334
Securities portfolio	16,662	3,265

Total available-for-sale securities	95,395	82,599

Net unrealized gains (losses) on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	9,962	(420)

Total accumulated other comprehensive income	$105,357	$82,179

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2004, Redwood was obligated under non-cancelable operating leases with expiration dates through 2013 for a total of $7.1 million. The majority of the future lease payments are related to the ten-year operating lease for our executive offices that we relocated to in 2003. The total lease payments to be made over the ten-year period, including certain free rent periods, are being recognized as office lease expense on a straight-line basis over the ten-year period. This expense is included in operating expenses on the Consolidated Statements of Income.

Also included in the future lease commitments below, are future lease payments through May 2006 for our former executive offices in Mill Valley that we vacated in September 2003. Lease payments related to this lease will be $0.6 million in 2005 and $0.2 million in 2006. This office space is currently being subleased through May 2006. The sublease rentals due are not included in the table below.

In the third quarter of 2003, we incurred a rent expense charge of $0.9 million which was included in 2003 operating expenses on the Consolidated Statements of Income for the difference between the present value of our future lease commitment under this lease and the estimated fair value of sublease rentals through the end of the lease term.

Future Lease Commitments By Year
December 31,
(in thousands)	2004
2005	$1,361
2006	947
2007	674
2008	702
2009	718
2010 and thereafter	2,704

Total	$7,106

As of December 31, 2004, there were no pending legal proceedings to which Redwood was a party or to which any of its property was subject.

The table below shows our commitments to purchase loans and securities as of December 31, 2004. The loan purchase commitments represent derivative instruments under SFAS No. 149. The value of these commitments was negligible as of December 31, 2004.

Commitments to Purchase
December 31,
(in thousands)	2004
Residential real estate loans	$141,307
Residential loan credit-enhancement securities	15,866
Securities portfolio securities	14,377

Total	$171,550

NOTE 12. RECENT DEVELOPMENTS

This section provides information on Redwood’s and consolidated subsidiaries activity during the first quarter of 2005, through March 14, 2005.

In January and February 2005, securitization entities sponsored by us issued $0.4 billion and $0.3 billion of asset-backed securities through Sequoia Mortgage Trust 2005-1 and Sequoia Mortgage Trust 2005-2. . Pools of adjustable-rate residential real estate loans are collateral for these asset-backed securities issued.

In March 2005, a securitization entity sponsored by us issued $0.3 billion of asset-backed securities through Acacia CDO 7, LTD.

In January and February 2005, residential loan credit-enhancement securities with a principal value of $17 million were called pursuant to the original securitization documents. We recognized market value gains on these calls of $7 million through net unrealized and realized market value gains on our Consolidated Statements of Income.

During the first quarter through March 14, 2005, we have purchased or committed to purchase $0.7 billion of residential real estate loans, $7 million of commercial real estate loans, $160 million of other residential and commercial real estate loan securities, and $41 million of residential loan credit-enhancement securities.

During the first quarter through March 14, 2005, we have sold or committed to sell residential loan CES with a principal value of $37 million and other residential securities with a principal value of $4 million. We will recognize market value gains on these sales of $10 million through net unrealized and realized market value gains on our Consolidated Statements of Income.

NOTE 13. QUARTERLY FINANCIAL DATA – UNAUDITED

Selected quarterly financial data follows:

(in thousands, except share data)	For Three Months Ended
	December 31	September 30	June 30	March 31
2004
Operating results:
Interest income	$205,178	$180,090	$137,979	$124,837
Interest expense	(147,171)	(114,811)	(90,359)	(79,577)
Net interest income	58,007	65,279	47,620	45,260
Net income available to common stockholders	54,414	72,342	55,088	50,791

Per share data:
Net income – diluted	$2.22	$3.18	$2.58	$2.49
Regular Dividends declared per common share	$0.67	$0.67	$0.67	$0.67
Special dividends declared per common share	$5.50	—	—	0.50
Dividends declared per preferred share	—	—	—	—

2003
Operating results:
Interest income	$108,262	$90,163	$71,426	$61,125
Interest expense	(68,594)	(55,532)	(41,802)	(36,933)
Net interest income	39,668	34,631	29,624	24,192
Net income available to common stockholders	69,933	24,636	22,212	14,800
Per share data:
Net income – diluted	$3.53	$1.30	$1.21	$0.87
Dividends declared per common share	$0.65	$0.65	$0.65	$0.65
Special dividends declared per common share	$4.75	—	—	—
Dividends declared per preferred share	—	—	—	$0.755