Form 10-K/A
period 2004-12-31
REDWOOD TRUST INC
filed 2005-03-16
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Dated: March 16, 2005	By:	/s/ George E. Bull
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