Form 10-Q
period 2005-03-31
REDWOOD TRUST INC
filed 2005-05-03
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Yes ☑	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value per share)	24,599,160 as of May 2, 2005

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Residential real estate loans	$21,493,224	$22,208,417
Residential home equity lines of credit	279,472	296,348
Residential loan credit-enhancement securities	611,394	561,658
Commercial real estate loans	56,604	54,479
Securities portfolio	1,533,947	1,394,575
Cash and cash equivalents	64,714	57,246

Total earning assets	24,039,355	24,572,723

Restricted cash	58,431	36,038
Accrued interest receivable	81,609	72,459
Interest rate agreements	28,736	16,144
Principal receivable	146	2,653
Deferred tax asset	8,175	10,572
Deferred asset-backed security issuance costs	63,064	60,993
Other assets	5,580	6,483

Total Assets	$24,285,096	$24,778,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	198,883	203,281
Asset-backed securities issued	23,056,822	23,630,162
Accrued interest payable	37,941	35,064
Interest rate agreements	461	1,124
Accrued expenses and other liabilities	25,828	28,095
Dividends payable	17,160	16,183

Total Liabilities	23,337,095	23,913,909

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 24,514,222 and 24,153,576 issued and outstanding	245	242
Additional paid-in capital	794,320	773,222
Accumulated other comprehensive income	124,784	105,357
Cumulative earnings	542,169	481,607
Cumulative distributions to stockholders	(513,517)	(496,272)

Total Stockholders’ Equity	948,001	864,156

Total Liabilities and Stockholders’ Equity	$24,285,096	$24,778,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Three Months Ended March 31,
	2005	2004
Interest Income
Residential real estate loans	$196,184	$101,337
Residential home equity lines of credit	2,461	—
Residential loan credit-enhancement securities	19,624	15,533
Commercial real estate loans	1,402	701
Securities portfolio	17,940	9,611
Cash and cash equivalents	580	166

Interest income before provision for credit losses	238,191	127,348
Provision for credit losses	(1,025)	(2,511)

Total interest income	237,166	124,837

Interest Expense
Redwood debt	(2,728)	(2,571)
Consolidated asset-backed securities issued	(173,239)	(77,006)

Total interest expense	(175,967)	(79,577)

Net Interest Income	61,199	45,260

Operating expenses	(10,972)	(10,026)
Net recognized gains and valuation adjustments	15,012	17,437

Net income before provision for income taxes	65,239	52,671
Provision for income taxes	(4,677)	(1,880)

Net Income	$60,562	$50,791

Basic Earnings Per Share:	$2.49	$2.61
Diluted Earnings Per Share:	$2.42	$2.49

Regular dividends declared per common share	$0.70	$0.67
Special dividends declared per common share	—	$0.50

Total dividends declared per common share	$0.70	$1.17

Basic weighted average shares outstanding	24,357,225	19,427,373

Diluted weighted average shares outstanding	25,020,932	20,398,644

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$60,562	$50,791

Other comprehensive income:
Net unrealized gains on available-for-sale securities (AFS)	17,358	17,128

Reclassification adjustment for net (gains) losses included in net income	(10,042)	(11,854)

Net unrealized gains (losses) on cash flow hedges	11,994	(9,323)

Reclassification of net realized cash flow hedge losses to interest expense on asset-backed securities issued	117	387

Other comprehensive income	19,427	(3,662)

Comprehensive Income	$79,989	$47,129

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

For the Three Months Ended March 31, 2005:

			Additional	Other		Cumulative
	Common Stock		Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	($496,272)	$864,156

Comprehensive income:
Net income	—	—	—	—	60,562	—	60,562
Net unrealized gain on assets AFS	—	—	—	7,316	—	—	7,316
Net unrealized gain on interest rate agreements	—	—	—	12,111	—	—	12,111

Total comprehensive income	—	—	—	—	—	—	79,989

Issuance of common stock:
Secondary Offerings	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	344,755	3	19,245	—	—	—	19,248
Employee Option & Stock Plans	13,870	—	222	—	—	—	222
Restricted Stock & Stock DERs	2,021	—	1,631	—	—	—	1,631

Dividends declared:

Common	—	—	—	—	—	(17,245)	(17,245)

March 31, 2005	24,514,222	$245	$794,320	$124,784	$542,169	($513,517)	$948,001

For the Three Months Ended March 31, 2004:

			Additional	Other		Cumulative
	Common Stock		Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2003	19,062,983	$191	$517,826	$82,179	$248,972	($295,840)	$553,328

Comprehensive income:

Net income	—	—	—	—	50,791	—	50,791
Net unrealized gain on assets AFS	—	—	—	5,274	—	—	5,274
Net unrealized gain on interest rate agreements	—	—	—	(8,936)	—	—	(8,936)

Total comprehensive income							47,129

Issuance of common stock:
Secondary Offerings	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	443,738	4	24,105	—	—	—	24,109
Employee Option & Stock Plans	273,514	3	4,694	—	—	—	4,697
Restricted Stock & Stock DERs	16,002	—	2,037	—	—	—	2,037

Dividends declared:

Common	—	—	—	—	—	(23,178)	(23,178)

March 31, 2004	19,796,237	$198	$548,662	$78,517	$299,763	($319,018)	$608,122

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$60,562	$50,791
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums discounts and debt issue costs	(24,830)	(17,337)
Amortization of non-financial assets	203	104
Provision for credit losses	1,025	2,511
Non-cash stock compensation	1,631	2,037
Net recognized gains and valuation adjustments	(15,012)	(17,437)
Principal payments on real estate loans held-for-sale	—	13
Net change in:
Accrued interest receivable	(9,150)	(4,637)
Principal receivable	2,507	13,266
Deferred income taxes	2,397	—
Other assets	1,274	(260)
Accrued interest payable	2,877	1,368
Accrued expenses and other liabilities	(2,267)	(362)

Net cash provided by operating activities	21,217	30,057

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(839,114)	(2,321,706)
Principal payments on real estate loans held-for-investment	1,560,296	460,366
Purchases of real estate securities available-for-sale	(249,016)	(123,884)
Proceeds from sales of real estate securities available-for-sale	39,655	22,557
Principal payments on real estate securities available-for-sale	51,002	44,447
Net (increase) decrease in restricted cash	(22,393)	7,750

Net cash provided by (used in) investing activities	540,430	(1,910,470)

Cash Flows From Financing Activities:
Net (repayments) borrowings on Redwood debt	(4,398)	41,473
Proceeds from issuance of asset-backed securities	1,050,934	2,300,877
Deferred asset-backed security issuance costs	(7,345)	(6,540)
Repayments on asset-backed securities	(1,595,207)	(472,480)
Net purchases of interest rate agreements	(1,365)	82
Net proceeds from issuance of common stock	19,470	28,807
Dividends paid	(16,268)	(12,407)

Net cash provided by financing activities	(554,179)	1,879,812

Net increase (decrease) increase in cash and cash equivalents	7,468	(601)
Cash and cash equivalents at beginning of period	57,246	58,467

Cash and cash equivalents at end of period	64,714	57,866

Supplemental disclosure of cash flow information:
Cash paid for interest	173,529	52,472
Cash paid for taxes	—	880
Non-cash financing activity:
Dividends declared but not paid	$17,160	$23,162

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1. REDWOOD TRUST

Redwood Trust, Inc., together with its subsidiaries (Redwood), invests in, credit-enhances, and securitizes residential and commercial real estate loans and securities. Our primary business is credit-enhancing high-quality jumbo residential real estate loans nationwide. We also invest in securities that represent interests in pools of diverse types of real estate loans, including commercial real estate loans, home equity line of credit loans (HELOCs), real estate collateralized debt obligations (CDOs), and other mortgage assets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in the Redwood’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the expected results for the year ended December 31, 2005. Certain amounts for prior periods have been reclassified to conform to the March 31, 2005 presentation.

The March 31, 2005 and December 31, 2004 consolidated financial statements include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, Acacia CDO 4, LTD, Acacia CDO 5, LTD, Acacia CDO 6, LTD, Acacia CDO 7, LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean all of the aforementioned Acacia CDO entities. References to the Real Estate Investment Trust (REIT) mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings and Holdings’ wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. Our estimates are inherently subjective in nature and actual results could differ from those estimates.

Securitizations
Redwood acquires residential credit-enhancement securities (CES) either from its Sequoia securitizations or from securitizations sponsored by others. Under GAAP, the accounting treatment differs based on the acquisition method and is discussed below. CES are the non-rated, B-rated, and BB-rated securities in a real estate loan securitization.

Sequoia Residential Securitizations
We acquire residential real estate loans from third party originators for our Sequoia residential loan securitization programs. We then sell these loans to Sequoia entities that finance their purchases through the issuance of asset-backed securities (ABS). Redwood typically acquires as an investment the CES and a portion of the interest-only securities from these Sequoia entities. Redwood may also acquire other ABS securities issued by Sequoia for our Acacia CDO securitization program that Redwood sponsors (see below). All other Sequoia ABS are sold to third parties. Redwood’s investment in these securitizations is relatively small relative to the size of each Sequoia entity and Redwood’s maximum loss is limited to that investment.

Even though these securitizations are a legal sale and a sale for tax purposes, Redwood treats these securitizations as financings under the provisions of Financial Accounting Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), as we have retained effective control over these loans. Control is maintained through our active management of the assets in the securitization entity, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans owned by the Sequoia entities and the Sequoia ABS issued to third parties are shown on our Consolidated Balance Sheets under residential real estate loans and ABS issued. In our Consolidated Statements of Income, we record interest income on the loans and interest expense on the ABS issued. Sequoia ABS securities (CES, investment grade, or interest-only) acquired by Redwood for its own portfolio from these Sequoia entities are eliminated in consolidation and thus are not shown on our GAAP balance sheets.

Residential and Commercial Securitizations Sponsored by Others
In contrast to the accounting treatment for Sequoia transactions, residential CES acquired from securitizations sponsored by others are reported as an asset on our Consolidated Balance Sheets under “residential loan credit-enhancement securities” and the assets owned by and ABS issued by the securitization entity are not consolidated on our GAAP balance sheet. Similarly, commercial CES acquired from securitizations sponsored by others are reported as an asset on our Consolidated Balance Sheets under “securities portfolio” and the assets owned by and ABS issued by the securitization entity are not consolidated on our GAAP balance sheets.

Acacia Securitizations
We acquire various investment grade and non-investment grade residential and commercial real estate securities from third parties and Sequoia for our Acacia CDO securitization programs. We sell these securities to Acacia securitization entities. The Acacia entities finance their purchases by re-securitizing these securities via the issuance of ABS. Redwood typically acquires for its own a portfolio the securities issued from Acacia entities that bear the first-loss and second-loss credit risk of the Acacia assets. Similar to the Sequoia transactions, Redwood’s investment in these securitizations is relatively small relative to the size of each Acacia entity and Redwood’s maximum loss is limited to that investment. Even though these securitizations are a sale for tax purposes, Redwood treats these securitizations as financings under the provisions of FAS 140, as we retain effective control over these entities. Accordingly, assets owned by the Acacia entities are shown on our Consolidated Balance Sheets. Residential securities rated BBB and above are included in our securities portfolio, while lower-rated residential securities are included in residential loan credit-enhancement securities. In our Consolidated Statements of Income, we record interest income on Acacia’s securities and interest expense on the ABS issued by Acacia. Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown on Redwood’s GAAP balance sheets.

Earning Assets
Earning assets (as consolidated for GAAP purposes) consist primarily of residential and commercial real estate loans and securities. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums related to earning assets are amortized into interest income over their estimated lives considering the actual and future estimated prepayments of the earning assets using the interest method (i.e., in determining an effective yield). Gains or losses on the sale of earning assets are based on the specific identification method.

Residential Real Estate Loans: Held-for-Investment
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

While we generally do not sell real estate loans to third parties as part of our normal business operations, consolidated real estate loans may be sold from time to time, especially subsequent to our election to call ABS previously issued by a securitization entity sponsored by us.

Pursuant to Financial Accounting Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and amortize the premium on loans. For loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal prepayments. For loans acquired after July 1, 2004, we calculate an interest method or effective yield to amortize the premium using the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayments.

Commercial Real Estate Loans: Held-for-Investment
Commercial real estate loans for which we have the ability and intent to hold to maturity are classified as held-for-investment and are carried at their unpaid balance adjustments for unamortized discount and net of any allowance for credit losses.

Residential and Commercial Real Estate Loans: Held-for-Sale
Residential and commercial real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of original cost or market value on a loan-by-loan basis. Any lower of cost or market adjustments on these loans are recognized in net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Residential Loan Credit-Enhancement and Securities Portfolio Securities: Available-for-Sale
These securities are classified as available-for-sale (AFS) and are carried at their estimated fair value. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity.

When recognizing revenue on AFS securities, we employ the interest method and determine an account for purchase premiums, discounts, and other net capitalized fees or costs associated with these securities. For securities rated AAA or AA, we use the interest method as prescribed under FAS 91, while for securities rated A or lower we use the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. There can be no assurance that our assumptions used to generate future cash flows or the current period’s yield for each asset will prove to be accurate.

Redwood monitors its available-for-sale securities for other-than-temporary impairment. We use the guidelines prescribed under EITF 99-20, Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and/or Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any impairments resulting in other-than-temporary market valuations below our cost basis are reported under net recognized gains and losses and valuation adjustments in our Consolidated Statements of Income.

Credit Reserves
For consolidated residential loans, HELOC loans, and commercial real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the balance sheet date. To calculate the credit reserve, we assess inherent losses by determining loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each of our loan pools. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), and Financial Accounting Statement No. 5, Accounting for Contingencies (FAS 5), in setting credit reserves for our consolidated loans.

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

Once we determine applicable default amounts, the timing of the defaults, and severity of loss upon the default, we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.

Additionally, if a loan becomes real estate owned (REO) or is reclassified as held-for-sale, valuations specific to that loan also include analysis of the underlying collateral.

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

Other Assets
Restricted Cash
Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that is collateral for or payable to ABS issued by those entities, cash pledged as collateral on interest rate agreements, and cash held back from borrowers until certain loan agreement requirements are been met. Corresponding liabilities for cash held back from borrowers are included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Deferred Tax Assets
Net deferred tax assets represent the net benefit of net operating loss carry forwards, real estate asset basis differences, and recognized tax gains on whole loan securitizations that will be recognized under GAAP through the financial statements in future periods.

Deferred Asset-Backed Security Issuance Costs
Deferred ABS issuance costs are costs associated with the issuance of ABS from the securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred ABS issuance costs are reported on our Consolidated Balance Sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the interest method based on the actual and estimated repayment schedule of the related ABS issued.

Other Assets
Other assets on our Consolidated Balance Sheets include REO, fixed assets, prepaid interest, and other prepaid expenses. REO is reported at the lower of cost or market.

Interest Rate Agreements
We maintain an overall interest rate risk management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. The interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases (collectively referred to as interest rate agreements). On the date an interest rate agreement is entered into, we designate the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument). See Note 5 for a further discussion on interest rate agreements.

Risks and Uncertainties
We take certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk. In addition, there are several other risks and uncertainties specific to our business. We seek to actively manage these risks and uncertainties while also providing our stockholders with an appropriate rate of return in light of these risks and uncertainties. There can be no assurances that risks and uncertainties are adequately provided for in our financial statements.

Debt and Asset-Backed Securities Issued
Redwood debt is short-term debt collateralized by loans and securities. We carry this debt on our balance sheet at its unpaid principal balance. Redwood currently does not have any long-term debt.

The majority of our consolidated liabilities reported on our Consolidated Balance Sheets represent ABS issued by bankruptcy-remote securitization entities. These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Our exposure to loss from consolidated securitization entities (such as Sequoia and Acacia) is limited (except, in some circumstances, for limited loan repurchase obligations) to our net investment in securities we have acquired from these entities. As required by the governing documents related to each series of ABS, Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the issued ABS. ABS obligations are payable solely from the assets of these entities and are otherwise non-recourse to Redwood.

Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules, and we must meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. We may retain up to 10% of our REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status. See Note 8 for a further discussion on taxes.

The taxable income of Holdings and its subsidiaries is not included in REIT taxable income, and is subject to state and Federal income taxes at the applicable statutory rates. Deferred income taxes, to the extent they exist, reflect estimated future tax effects of temporary differences between the amounts of taxes recorded for financial reporting purposes and amounts actually payable currently as measured by tax laws and regulations. Holdings provides for deferred income taxes to reflect estimated future tax effects.

We have recorded a provision for income taxes in our Consolidated Statements of Income based upon our estimated liability for Federal and state income tax purposes. These tax liabilities arise from estimated taxable earnings in taxable subsidiaries and from the planned retention of a portion of our estimated REIT taxable income. See Note 8 for further discussion on income taxes.

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price of the common stock during the reporting period.

Pursuant to EITF 03-6, Participating Securities and the Two-Class Method under FASB No. 128 (EITF 03-6), it was determined that there was no allocation of income for our outstanding stock options as they were antidilutive during the three months ended March 31, 2004 and 2005, and there were no other participating securities during these periods.

The following table provides reconciliation of denominators of the basic and diluted net income per share computations.

Basic and Diluted Net Income Per Share
(in thousands, except share data)	Three Months Ended March 31,
	2005	2004

Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	24,357,225	19,427,373
Net effect of dilutive stock options	663,707	971,271

Denominator for diluted earnings per share	25,020,932	20,398,644

Basic Earnings Per Share:
Net income per share	$2.49	$2.61

Diluted Earnings Per Share:
Net income per share	$2.42	$2.49

For the three months ended March 31, 2005 and 2004, the number of potential common shares that were anti-dilutive totaled 166,878, and 5,729, respectively.

Comprehensive Income
Current period net unrealized gains and losses on residential loan CES, securities portfolio available-for-sale, and interest rate agreements classified as cash flow hedges are reported as a component of comprehensive income on our Consolidated Statements of Comprehensive Income, with cumulative unrealized gains and losses classified as accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity. See Note 10 for further discussion of accumulated other comprehensive income.

Stock-Based Compensation
As of March 31, 2005 and December 31, 2004, we had one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 10. In accordance with the guidance of Financial Accounting Statement No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, an amendment for FASB Statement No. 123, (FAS 148) we elected to prospectively apply the fair value method of accounting for stock-based awards issued subsequent to December 31, 2002.

We continue to account for all stock-based compensation awards issued prior to 2003 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under these provisions, when we granted stock-based compensation awards we did not include any stock-based employee compensation cost in net income, as all awards granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had Redwood applied Financial Accounting Statement No. 123, Accounting for Stock Based Compensation (FAS 123), to options granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated below:

Pro-Forma Net Income Under FAS 123	Three Months Ended March 31,
(in thousands, except share data)	2005	2004

Net income, as reported	$60,562	$50,791

Add: Dividend equivalent right operating expenses under APB 25	1,778	2,605
Add: Stock option operating (income) expenses under APB 25	(84)	1,429
Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(251)	(315)

Pro forma net income	$62,005	$54,510

Earnings per share:
Basic—as reported	$2.49	$2.61
Basic—pro forma	$2.55	$2.81

Diluted—as reported	$2.42	$2.49
Diluted—pro forma	$2.48	$2.67

The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123. The model requires the use of assumptions like strike price, expected life, risk free rate of return, and stock price volatility. These options are generally granted over the course of the calendar year. The options granted in the first three months of 2005 and 2004 had dividend equivalent rights, and accordingly, the assumed dividend yield is zero. See Note 10 for a description of options granted during prior periods. The following table describes the weighted averages used for calculating the value of options granted in the three months ended March 31, 2005 and 2004.

Weighted Average Assumptions used for
Valuation of Options under FAS 123	Three Months Ended
Granted during period	March 31,
	2005	2004

Stock Price Volatility	26.4%	22.0%

Risk free rate of return (5yr Treasury Rate)	4.18%	2.78%

Dividend Yield Assumptions	0.0%	0.0%

Recent Accounting Pronouncements
The EITF released EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). For investments that meet the scope of this pronouncement, EITF 03-1 provides application guidance to determine when an investment is considered other-than-temporary impaired, whether that impairment is other-than-temporary, and the measurement of impairment. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In general, EITF 03-1 states that if the fair value of an applicable investment is lower than its book value, it is considered impaired. This impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the value of the asset. Certain disclosure requirements of this pronouncement are currently in effect and are presented in Note 3. The recognition and measurement guidance of this pronouncement will become effective at a later date to be determined. Accordingly, we continue to evaluate other than temporary impairments as prescribed under EITF 99-20, FAS 115, and/or SAB 5(m).

In 2003, the Accounting Standards Executive Committee issued a Statement of Position No. 3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or acquired in a transfer if those differences are attributable, at least in part, to credit quality. Among other things, the SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, the SOP requires certain footnote disclosures and prohibits investors from displaying accretable yield and nonaccretable difference on the face of the balance sheet. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. We believe this principle will not have a material impact on us given that the loans or debt securities we acquire will generally not be subject to its provisions.

In December 2004, a revised version of the original FAS 123 was issued. Financial Accounting Statement No. 123R Share-Based Payment (FAS 123R), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of FAS 148 we elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. In accordance with the implementation timeframe established by the Securities and Exchange Commission in April 2005, we plan to adopt FAS 123R as of January 1, 2006. The Company is still in the process of evaluating the impact of FAS 123R.

NOTE 3. EARNING ASSETS

As of March 31, 2005 and December 31, 2004, our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities and home equity lines of credit. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our commercial real estate loans and commercial real estate securities is generally up to ten years. The original maturity of our home equity lines of credit is ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.

For the three months ended March 31, 2005 and 2004, the average consolidated balance of earning assets was $23.9 billion and $18.2 billion, respectively.

As of March 31, 2005 and December 31, 2004, earning assets consisted of the following:

Residential Real Estate Loans

We acquire residential real estate loans from third party originators for sale to securitization entities sponsored by us under our Sequoia program. We sell these loans to Sequoia securitization entities, which, in turn, issue ABS (shown as liabilities on our Consolidated Balance Sheets). The following table presents the carrying value of consolidated real estate loans as March 31, 2005 and December 31, 2004.

Residential Real
Estate Loans	March 31, 2005			December 31, 2004
(in thousands)	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total

Current Face	$2,365	$21,304,715	$21,307,080	$2,365	$22,021,523	$22,023,888
Unamortized Premium	32	210,343	210,375	32	207,575	207,607

Amortized Cost	2,397	21,515,058	21,517,455	2,397	22,229,098	22,231,495
Lower of cost-or-market adjustments	(375)	—	(375)	(375)	—	(375)
Reserve for Credit Losses	—	(23,856)	(23,856)	—	(22,703)	(22,703)

Carrying Value	$2,022	$21,491,202	$21,493,224	$2,022	$22,206,395	$22,208,417

Loans held-for-investment are primarily residential real estate loans sold to securitization entities and are consolidated on our Consolidated Balance Sheets. Loans acquired for future sale to sponsored securitization entities are also classified as held-for-investment. Loans held-for-sale are those we anticipate selling to third parties and are reported at the lower of cost or market. The balance remained at $2 million from the prior quarter. The carrying value of these loans is reflective of their characteristics and anticipated sale proceeds.

The following table provides detail of the activity of our residential real estate loan held-for-sale and held-for-investment portfolios for the three months ended March 31, 2005 and 2004.

Residential Real Estate Loans	Three Months Ended March 31,
(in thousands)	2005	2004

Residential Real Estate Loans at beginning of period	$22,208,417	$16,239,160
Acquisitions	832,383	2,321,706
Sales (other than to consolidated ABS trusts)	—	—
Principal repayments	(1,538,666)	(460,334)
Transfers to REO	(567)	—
Premium amortization	(7,036)	(11,516)
Credit provision	(1,307)	(2,511)
Net recognized gains and valuation adjustments	—	—

Residential Real Estate Loans at end of period	$21,493,224	$18,086,505

We may exercise our right to call ABS issued by entities sponsored by us and subsequently sell the loans to third parties. If these transactions are not completed within a reporting period, we reclassify held-for-investment loans to held-for-sale loans once we determine which loans will be sold to third parties. To the extent these transactions are completed within a reporting period, the sale of loans is reported as a sale of loans held-for-investment in our Statements of Cash Flows.

Our goal is to sell all of the residential real estate loans we acquire to securitization entities that finance their purchases of loans from us through the issuance of ABS. During the period we accumulate loans for securitization, we fund these loans with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us.

The table below presents information regarding residential real estate loans pledged under our borrowing agreements.

Residential Real Estate Loans
(in thousands)	March 31, 2005		December 31, 2004
	Face Value	Carrying Value	Face Value	Carrying Value

Unpledged	$50,286	$50,688	$3,618	$3,288
Pledged for Redwood debt	202,119	205,164	188,707	190,207
Owned by securitization entities, financed through the issuance of ABS	21,054,675	21,237,372	21,831,563	22,014,922

Total Value	$21,307,080	$21,493,224	$22,023,888	$22,208,417

Residential Home Equity Lines of Credit (HELOCs)

Beginning in 2004, we acquired residential HELOCs from third-party originators for sale to securitization entities under our Sequoia program. These loans are indexed to the prime rate and were sold to a securitization entity that, in turn, issued ABS. The table below represents the carrying value of consolidated HELOCs.

	March 31, 2005	December 31, 2004
HELOCs
(in thousands)	Held-for-Investment	Held-for-Investment

Current face	$272,591	$288,954
Unamortized premium	7,477	8,087

Amortized cost	280,068	297,041
Reserve for credit losses	(596)	(693)

Carrying value	$279,472	$296,348

There was no HELOC purchase or sale activity for the three months ended March 31, 2005 or 2004.

Our goal is to sell the HELOCs we accumulate to securitization entities that raise the proceeds necessary to buy the loans from us through the issuance of ABS. As of March 31, 2005 and December 31, 2004, all consolidated HELOCs were owned by securitization entities.

Residential Loan Credit-Enhancement Securities

The residential loan credit-enhancement securities shown on our Consolidated Balance Sheets include non-rated, B-rated, and BB-rated securities acquired from securitizations sponsored by others. Our residential loan CES provided some level of credit enhancement on $130 billion and $126 billion of high-quality residential real estate loans securitized by third parties as of March 31, 2005 and December 31, 2004, respectively.

	March 31, 2005	December 31, 2004
Residential Loan Credit-Enhancement Securities	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale

Current Face	$978,878	$933,772
Unamortized Discount	(89,405)	(108,141)
Portion of discount designated as credit protection	(365,998)	(342,706)

Amortized cost	523,475	482,925
Gross unrealized gains	92,369	84,390
Gross unrealized losses	(4,450)	(5,657)

Carrying value	$611,394	$561,658

As a result of the concentrated credit risk associated with CES, we are generally able to acquire these securities at a discount to their face (principal) value. A portion of this discount is designed as credit protection and the remainder is accreted into income over the remaining life of the security.

The amount of designated credit protection is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. Quarterly, we complete our assessments on each individual underlying loan pool and determine the appropriate level of credit protection required for each security we own. The designated credit protection is specific to each residential loan CES.

The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the three months ended March 31, 2005 and 2004.

	Three Months Ended
Residential Loan Credit-Enhancement Securities	March 31,
(in thousands)	2005	2004

Beginning balance of unamortized discount	$108,141	$123,329
Amortization of discount	(8,727)	(8,638)
Calls, sales, and other	(12,908)	(14,912)
Re-designation of credit protection to discount	1,255	9,542
Acquisitions	1,644	1,673

Ending balance of unamortized discount	$89,405	$110,994

Beginning balance of designated credit protection	$342,706	$200,970
Realized credit losses	(1,223)	(103)
Calls, sales and other	(9,612)	(2,609)
Re-designation of credit protection to discount	(1,255)	(9,542)
Acquisitions	35,382	28,208

Ending balance of designated credit protection	$365,998	$216,924

Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and (for our variable rate securities) interest rates. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time.

For the three months ended March 31, 2005 and 2004, we recognized losses due to other-than-temporary impairment under EITF 99-20 of $0.1 million and $0.6 million, respectively. These losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Gross unrealized gains and losses represent the difference between the net amortization cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated residential loan CES as of March 31, 2005. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.

	Less than 12 Months		12 Months or More		Total
At March 31, 2005
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Residential loan credit-enhancement securities	$107,906	$(3,924)	$249	$(526)	$108,155	$(4,450)

The following table provides detail of the activity of our residential loan CES portfolio for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
(in thousands)	2005	2004

Residential Loan CES at beginning of period	$561,658	$378,727
Acquisitions	67,809	37,608
Sales (other than to consolidated ABS trusts)	(27,293)	(22,416)
Principal repayments	(23,932)	(34,640)
Discount amortization	8,727	8,637
Net unrealized balance sheet gains (losses)	9,186	(10,800)
Net recognized gains and valuation adjustments	15,239	17,500

Residential Loan CES at end of period	$611,394	$374,616

Of the $24 million and $35 million of principal pay downs in the three months ended March 31, 2005 and 2004, $14 million and $21 million, respectively, represented calls of the securities in accordance with the original issue provisions of individual securitization entities.

We generally fund with equity capital the first and second loss interests of residential loan CES. We generally sell the third loss interest of the residential loan CES we acquire to securitization entities (Acacia) that re-securitize these assets by issuing ABS. Prior to sale to Acacia, we may fund some of the securities acquired on a temporary basis with short-term borrowings through various financing facilities available to us (see Note 6).

The table below presents information regarding our residential loan credit CES pledged under borrowing agreements.

Residential Loan Credit-Enhancement Securities
(in thousands)	March 31, 2005	December 31, 2004

Unpledged	$373,457	$350,756
Pledged for Redwood debt	—	—
Owned by securitization entities, financed through issuance of ABS	237,937	210,902

Total Carrying Value	$611,394	$561,658

Commercial Real Estate Loans

Commercial real estate loans represent first or second lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment may represent junior participations in first lien interests where we provide credit enhancement to a senior interest.

Commercial Real Estate Loans	March 31, 2005			December 31, 2004
	Held-	Held-		Held-	Held-
(in thousands)	for-Sale	for-Investment	Total	for-Sale	for-Investment	Total

Current Face	$9,115	$58,250	$67,365	$—	$65,598	$65,598
Unamortized (discount) premium	(274)	(2,031)	(2,305)	—	(2,478)	(2,478)
Portion of discount designated as credit protection	—	(8,141)	(8,141)	—	(8,141)	(8,141)
Lower of cost-or-market adjustments	(315)	—	(315)	—	—	—

Reserve for Credit Losses	—	—	—	—	(500)	(500)

Carrying Value	$8,526	$48,078	$56,604	$—	$54,479	$54,479

The following table provides detail of the activity of our commercial real estate loan portfolio for the three months ended March 31, 2005 and 2004.

Commercial Real Estate Loans	Three Months Ended
	March 31,
(in thousands)	2005	2004

Commercial real estate loans at beginning of period	$54,479	$22,419
Acquisitions	6,732	—
Principal payments	(5,267)	(45)
Net premium amortization	(30)	(122)
Reversal of provisions for credit losses	185	—
Sales (other than to consolidated ABS trusts)	—	—
Net recognized gains and valuation adjustments	505	(75)

Commercial real estate loans at end of period	$56,604	$22,177

Our goal is to finance our commercial real estate loans with equity or to sell them to securitization entities sponsored by us. During the accumulation of these loans prior to sale to Acacia, we may fund some of the loans with short-term borrowings through various financing facilities available to us. The table below presents information regarding our commercial real estate loans pledged under borrowing agreements.

Commercial Real Estate Loans
(in thousands)	March 31, 2005		December 31, 2004
	Face Value	Carrying Value	Face Value	Carrying Value

Unpledged	$30,801	$22,045	$40,868	$32,119
Pledged for Redwood debt	—	—	—	—
Owned by securitization entities, financed through issuance of ABS	36,564	34,559	24,730	22,360

Total carrying value	$67,365	$56,604	$65,598	$54,479

Securities Portfolio

Securities portfolio assets represent investment-grade security interests in prime residential loans, sub-prime residential loans, commercial real estate loans, second lien residential loans, CDO, and corporate REIT debt securities. Also included in this portfolio are commercial loan CES and non-investment grade interests in CDO’s.

	March 31, 2005	December 31, 2004
Securities Portfolio	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale

Current Face	$1,611,016	$1,424,563
Unamortized discount	(117,649)	(73,881)
Unamortized premium	5,371	5,548
Unamortized premium – interest-only certificates	20,417	21,682

Amortized cost	1,519,155	1,377,912
Gross unrealized gains	24,772	21,774
Gross unrealized losses	(9,980)	(5,111)

Carrying value	$1,533,947	$1,394,575

Other-than-temporary impairments (pursuant to EITF 99-20, FAS No. 115 and/or SAB 5(m)) for the three months ended March 31, 2005 and 2004 totaled $0.4 million and $0.0 million, respectively. These are included as part of net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Gross unrealized gains and losses represent the difference between the net amortization cost and the fair value of individual securities. Gross unrealized losses represented a temporary decline in market values.

The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of March 31, 2005. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.

At March 31, 2005	Less than 12 Months		12 Months or More		Total
Securities Portfolio		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

Securities portfolio	$416,714	($8,171)	$48,258	($1,809)	$464,972	($9,980)

The table below presents changes in the balance of our securities portfolio.

Securities Portfolio	Three Months Ended March 31,
(in thousands)	2005	2004

Securities Portfolio at beginning of period	$1,394,575	$844,714
Acquisitions	181,207	86,278
Sales (other than to consolidated ABS trusts)	(12,362)	(142)
Principal repayments	(27,070)	(9,807)
Net premium amortization	(294)	(484)
Net unrealized balance sheet gains (losses)	(1,869)	16,074
Net recognized gains (losses) and valuation adjustments	(240)	13

Securities Portfolio at end of period	$1,533,947	$936,646

The following table presents information on the types of securities consolidated on our balance sheets as of March 31, 2005 and December 31, 2004.

Securities Portfolio
(in thousands)	March 31, 2005	December 31, 2004

Commercial real estate	$279,125	$243,141
Residential prime	430,037	400,047
Residential sub prime	487,531	428,610
Residential second lien	131,088	131,197
Manufactured housing	15,109	14,016
Corporate REIT debt	62,886	64,479
Real estate CDOs	128,171	113,085

Total securities portfolio	$1,533,947	$1,394,575

The bulk of the securities we acquire are subsequently sold to securitization entities (Acacia) that finance their purchases from us through resecuritization (the issuance of ABS). While we are accumulating securities prior to resecuritization, we may fund some of these securities with short-term borrowings through various financing facilities available to us. The table below presents information regarding our consolidated securities portfolio securities pledged under borrowing agreements.

Securities Portfolio
(in thousands)	March 31, 2005	December 31, 2004

Unpledged	$99,090	$107,970
Pledged for Redwood debt	—	21,283
Owned by securitization entities, financed through the issuance of ABS	1,434,857	1,265,322

Total Carrying Value	$1,533,947	$1,394,575

Net Recognized Gains and Valuation Adjustments

Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains and valuation adjustments reported in income during the three months ended March 31, 2005 and 2004.

Net Recognized Gains and Valuation Adjustments	Three Months Ended March 31,
(in thousands)	2005	2004

Realized gains on calls:
Residential loan CES	$7,548	$11,816
Securities portfolio	—	—

Realized gains on sales:
Residential real estate loans	—	—
Commercial real estate loans	505	—
Residential loans CES	7,725	6,242
Securities portfolio	117	13

Valuation adjustments under FAS 115 and EITF 99-20:
Residential loans CES	(34)	(558)
Securities portfolio	(357)	—

Lower-of-cost-or-market (LOCOM) valuation adjustments on real estate loans:
Residential real estate loans	—	—
Commercial real estate loans	—	(75)

Gains (losses) on interest rate agreements	(492)	(1)

Net recognized gains and valuation adjustments	$15,012	$17,437

NOTE 4. RESERVES FOR CREDIT LOSSES

We establish and maintain credit reserves that we believe represent probable credit losses in our consolidated residential and commercial real estate loans held for investment as of the date of the financial statements. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets. The following tables summarize the activity in the reserves for credit losses for the three months ended March 31, 2005 and 2004.

Residential Real Estate Loans	Three Months Ended March 31,
(in thousands)	2005	2004

Balance at beginning of period	$22,703	$16,336
Provision for credit losses	1,307	2,511
Charge-offs	(154)	—

Balance at end of period	$23,856	$18,847

Delinquencies in our consolidated residential real estate loan portfolio were $16 million and $13 million, respectively, as of March 31, 2005 and December 31, 2004. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loan portfolio, delinquencies remained at low levels relative to residential real estate loans in the U.S., and stood at 0.08% and 0.06% of our current loan balances as of March 31, 2005 and December 31, 2004, respectively. Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable.

HELOCs	Three Months Ended March 31,
(in thousands)	2005	2004

Balance at beginning of period	$693	$500
Reversal of provision for credit losses	(97)	—
Charge-offs	—	—

Balance at end of period	$596	$500

Delinquencies in our HELOC portfolio totaled $0.2 million, or 0.06% of the outstanding balance as of March 31, 2005, and totaled $0.3 million, or 0.10% of the outstanding balance as of December 31, 2004.

Commercial Real Estate Loans	Three Months Ended March 31,
(in thousands)	2005	2004

Balance at beginning of period	$500	$500
Reversal of provision for credit losses	(185)	—
Charge-offs	(315)	—

Balance at end of period	$—	$500

We had no delinquent commercial real estate loans as of March 31, 2005 and December 31, 2004. Furthermore, one of the commercial real estate loans that required a credit reserve of $0.5 million was sold to a third party in April 2005. Therefore, the provision for credit losses on this commercial loan was reversed in the first quarter of 2005.

NOTE 5. INTEREST RATE AGREEMENTS

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

We report our interest rate agreements at fair value as determined by the company’s third party models and confirmed by Wall Street dealers. As of March 31, 2005, the net fair value of our interest rate agreements was $28.3 million. As of December 31, 2004, the net fair value of interest rate agreements was $15.0 million. The fair value of the derivatives represents the market valuation of the interest rate agreements. The change in other comprehensive income (OCI) related to interest rate agreements was $12 million. As of March 31, 2005 and December 31, 2004, OCI related to interest rate agreements was $22 million and $10 million, respectively.

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

Notional Amounts and Credit Exposure
The following table shows the aggregate fair value of our interest rate agreements as of March 31, 2005 and December 31, 2004.

Interest Rate Agreements	March 31, 2005			December 31, 2004
(in thousands)		Notional	Credit		Notional	Credit
	Fair Value	Amount	Exposure	Fair Value	Amount	Exposure

Trading Instruments
Interest rate caps purchased	$1,623	$113,400	$—	$1,861	$105,400	$—

Interest rate caps sold	(421)	(65,000)	—	(440)	(65,000)	—

Interest rate corridors purchased	16	1,264,239	—	63	1,340,331	—

Cash Flow Hedges
Eurodollar futures sold	—	—	—	—	—	—

Interest rate swaps	27,057	9,680,499	280	13,536	11,081,719	280

Total Interest Rate Agreements	$28,275	$10,993,138	$280	$15,020	$12,462,450	$280

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings when the hedging relationship is terminated. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

If we do not elect hedge accounting treatment, changes in the market value of the interest rate agreements are reported through earnings.

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

Accounting for Interest Rate Agreements
Our total unrealized gain included in accumulated other comprehensive income on interest rate agreements was $22 million at March 31, 2005 and $10.0 million at December 31, 2004. Certain of our interest rate agreements accounted for as cash flow hedges were terminated prior to the completion of the forecasted transactions. In these cases and when the forecasted transaction is still likely to occur, we realize any gain or loss of the closed transactions initially through accumulated other comprehensive income and, then, during the period the forecasted transaction does occur, we reclassify amounts from accumulated other comprehensive income to our Consolidated Statements of Income. Of the $0.8 million in accumulated other comprehensive income associated with closed transactions, $0.2 million will be designated to interest expense on our Consolidated Statements of Income in the next twelve months. In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through our Consolidated Statements of Income. There were no such instances in the three months ended March 31, 2005 and 2004.

The net ineffective portion of hedges represents amounts recorded in interest expense to the extent our interest rate agreements accounted as cash flow hedges are ineffective related to the hedged transaction. We use the dollar-offset method to determine the amount of ineffectiveness recorded in the Consolidated Statement of Income. We anticipate having some ineffectiveness in our hedging program as not all terms of our hedges and not all terms of our hedged items match perfectly. For the three months ended March 31, 2005 and 2004, the amount of such ineffectiveness was $0.4 million of income and $0.2 million of expenses, respectively.

The following table depicts the interest income (expense) and net recognized gains (losses) and valuation adjustments activity for the three months ended March 31, 2005 and 2004 for interest rate agreements accounted for as cash flow hedges and for interest rate agreements accounted for as trading instruments.

			Net Recognized Gains (Losses) and
	Interest Income (Expense)		Valuation Adjustments
Interest Rate Agreements	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2005	2004	2005	2004
Realized net loss reclassified from other comprehensive income	($117)	($387)	$—	$—

Unrealized net gains (losses) due to net ineffective portion of hedges	396	(209)	—	—

Unrealized net loss on trading instruments	—	—	(492)	(1)

Net cash payment/(receipts) on Interest Rate Swaps	1,190	(4,370)	—	—

Total	$1,469	($4,966)	($492)	$(1)

We discontinue hedge accounting when (1) we determine that the derivative is no longer expected to be effective in offsetting changes in the fair value of cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) it is probable that the forecasted transaction will not occur by the end of the originally specified time period.

NOTE 6. SHORT-TERM DEBT

Redwood debt is currently all short-term debt. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance assets under accumulation for future sale to securitization entities. The table below summarizes Redwood debt by collateral type as of March 31, 2005 and December 31, 2004.

	March 31, 2005			December 31, 2004
Redwood Debt	Amount	Weighted Average	Weighted Average	Amount	Weighted Average	Weighted Average
(in thousands)	Borrowed	Interest Rate	Days Until Maturity	Borrowed	Interest Rate	Days Until Maturity

Residential real estate loan collateral	$198,883	3.35%	138	$181,999	2.92%	126

Residential loan credit-enhancement securities collateral	—	—	—	—	—	—

Securities portfolio collateral	—	—	—	21,282	4.05%	69

Total Redwood debt	$198,883	3.35%	138	$203,281	3.03%	120

For the three months ended March 31, 2005 and 2004, the average balance of Redwood debt was $0.3 billion and $0.4 billion with a weighted-average interest cost of 3.93% and 2.30%, respectively. At both March 31, 2005 and December 31, 2004, accrued interest payable on Redwood debt was $0.1 million.

As of March 31, 2005 and December 31, 2004, Redwood’s debt had the following remaining maturities.

Redwood Debt
(in thousands)	March 31, 2005	December 31, 2004

Within 30 days	$3,927	$868
31 to 90 days	2,111	115,841
Over 90 days	192,845	86,572

Total Redwood debt	$198,883	$203,281

We have uncommitted facilities available with several banks and major investment banking firms for financing residential and commercial real estate securities and loans. The table below summarizes the outstanding balances as of March 31, 2005 and December 31, 2004 by collateral type. Borrowings under these facilities generally bear interest based on a specified margin over the one-month LIBOR interest rate. It is our intention to renew committed and uncommitted facilities as needed, as well as pursue additional facilities and other types of financing.

Redwood Debt
(in thousands)	March 31, 2005
Facilities by Collateral	Number of Facilities	Outstanding	Limit	Maturity

Real Estate Loans	4	$198,883	$1,600,000	5/05 – 3/06
Real Estate Securities	3	—	410,000	8/05
Other Borrowings	—	—	—

Total Facilities	7	$198,883	2,010,000

	December 31, 2004
Facilities by Collateral	Number of Facilities	Outstanding	Limit	Maturity

Real Estate Loans	4	$181,999	$1,600,000	3/05 – 10/05
Real Estate Securities	3	21,282	410,000	3/05 – 8/05
Other Borrowings	—	—	—

Total Facilities	7	$203,281	$2,010,000

We continue to be in compliance with all of our debt covenants for all of our borrowing arrangements and credit facilities. Covenants associated with our debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants.

Commercial Paper Issuance Facility
On March 29, 2005, we formed Madrona Residential Funding, LLC (“Madrona”) a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to go directly to the capital markets and raise money to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to acquire and accumulate whole loans for eventual sale to our Sequoia securitization program and fund these loans by issuing A1+/P1 rated commercial paper. Madrona is authorized accumulate up to $1.5 billion of loans at any time and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several bank and Wall Street firms. There will be a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. Redwood will fund that reserve account to absorb any losses. This facility has a three-year term. We anticipate issuing our first series of commercial paper later this year.

NOTE 7. ASSET-BACKED SECURITIES ISSUED

Securitization entities sponsored by us issue ABS to raise the funds required to acquire assets from us. Each series of asset ABS consists of various classes at variable and fixed rates of interest. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of ABS is likely to occur earlier than its stated maturity.

The components of ABS issued by consolidated securitization entities as of March 31, 2005 and December 31, 2004, along with other selected information, are summarized in the table below. The bulk of the ABS is indexed to one or six-month LIBOR. A lesser amount of the ABS are fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) or are fixed for their entire term. Some of the ABS Interest-Only (IO) securities issued have a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity.

Asset-Backed Securities Issued
(in thousands)	March 31, 2005	December 31, 2004

Sequoia ABS issued – certificates with principal value	$20,862,475	$21,681,229
Sequoia ABS issued – interest-only certificates	202,217	210,385
Acacia ABS issued	1,948,746	1,691,592
Commercial ABS issued	9,719	9,523
Unamortized premium on ABS	33,665	37,433

Total consolidated ABS issued	$23,056,822	$23,630,162

Range of weighted average interest rates, by series – Sequoia	2.50% to 5.66%	2.22% to 5.54%
Stated Sequoia maturities	2007 - 2035	2007 – 2035
Number of Sequoia series	40	39
Range of weighted average interest rates, by series – Acacia	3.24% to 3.87%	2.69% to 3.35%
Stated Acacia maturities	2018 - 2045	2018 – 2040
Number of Acacia series	7	6
Weighted average interest rates – Commercial	10.59%	9.08%
Stated commercial maturities	2009	2005 and 2009
Number of commercial series	2	2

The following table summarizes the accrued interest payable on ABS issued as of March 31, 2005 and December 31, 2004.

Accrued Interest Payable on Asset-Backed Securities Issued
(in thousands)	March 31, 2005	December 31, 2004

Sequoia	$30,313	$28,879
Acacia	7,429	6,025
Commercial	118	65

Total accrued interest payable on ABS issued	$37,860	$34,969

The ABS issued by securitization entities sponsored by us are collateralized by residential and commercial real estate loans and securities. The ABS collateralized by residential real estate loans and some residential securities are typically securitized through entities with the brand name Sequoia. The residential real estate loan collateral consists primarily of adjustable-rate and hybrid, conventional, 25- or 30-year residential real estate loans secured by first liens on one- to four-family residential properties. The residential home equity line of credit collateral consists of adjustable-rate first and second lien residential loans with a ten-year revolving period and a maturity from origination of ten years. The ABS issued that are collateralized by residential and commercial real estate securities and commercial real estate loans are typically issued through entities with the brand name Acacia. Other ABS collateralized by commercial loans are issued on an individual basis. While structured as legal sales, for financial reporting purposes the assets and liabilities of these entities are consolidated on our balance sheets.

During the three months ended March 31, 2005 and 2004, Sequoia entities issued $0.8 billion and $2.2 billion, respectively, of Sequoia ABS to fund Sequoia’s acquisitions of residential real estate loans from us. During the three months ended March 31, 2005 and 2004, Sequoia issued $0.0 million and $15.5 million of ABS secured by interest-only certificates, which we had retained from prior Sequoia securitizations.

During the three months ended March 31, 2005 and 2004, an Acacia entity issued $300 million and $0 million, respectively, of Acacia ABS. During the three months ended March 31, 2005, we issued $4.3 million of commercial ABS, and paid off commercial ABS in full of $4.0 million. No commercial ABS issuances or pay offs occurred during the three months ended March 31, 2004.

The carrying value components of the collateral for ABS issued are summarized as follows:

Collateral for Asset-Backed Securities Issued
(in thousands)	March 31, 2005	December 31, 2004

Residential real estate loans held-for-investment	$21,237,372	$22,014,922
Residential home equity lines of credit held-for-investment	279,472	296,348
Residential loan CES available-for-sale	237,936	210,902
Securities portfolio securities available-for-sale	1,434,857	1,265,322
Real estate owned (REO)	567	—
Restricted cash owned by consolidated securitization entities	58,151	35,740
Accrued interest receivable	76,776	65,951
Commercial real estate loans held-for-investment	26,033	22,360
Commercial real estate loans held-for-sale	8,526	—

Total collateral for our ABS issued	$23,359,690	$23,911,545

NOTE 8. TAXES

As a REIT, Redwood can deduct dividends paid from REIT taxable income and thus, effectively, reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its REIT taxable income and still maintain its REIT status. We plan to retain up to 10% of our 2005 REIT ordinary taxable income and we will be subject to corporate level income taxes on this retained income for the 2005 calendar tax year.

Our current provision for corporate income taxes for Redwood for the three months ended March 31, 2005 and 2004 was $1.5 million and $1.9 million, respectively. This provision is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year.

Holdings, Redwood’s taxable subsidiary, is subject to corporate income taxes on its taxable income. Our current Federal tax provision for corporate income tax for Holdings for the three months ended March 31, 2005 and 2004, was $0.4 million and $0.0 million, respectively. The current federal provision for the three months ended March 31, 2004 was reduced to zero through the utilization of federal net operating loss carry-forwards. These federal net operating loss carry-forwards were fully utilized during the year ended December 31, 2004. Our current state provision for corporate income taxes for Holdings for the three months ended March 31, 2005 and 2004 was $0.4 million and $0.0 million, respectively. Holdings had state net operating loss carry-forwards (NOL’s), which were applied to reduce the tax provisions for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, state net operating loss carry-forwards were $10.0 million and $12.8 million, respectively.

Holdings recorded a net deferred tax provision for the three months ended March 31, 2005 of $2.4 million as a result of the build up of deferred tax assets attributable to GAAP/tax securitization gain temporary differences and the utilization of prior period deferred tax assets. No deferred tax provision was recorded during the three months ended March 31, 2004.

As a result of current and deferred tax provisions, we recognized a total net tax provision of $4.7 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. The following table summarizes these tax provisions for Redwood and Holdings for the three months ended March 31, 2005 and 2004.

Net Tax Provision	Three Months Ended March 31,
(in thousands)	2005	2004

Current Tax Provision:
Redwood	$1,450	$1,880
Holdings	830	—

Total current tax provision	2,280	1,880

Deferred tax provision/(benefit):
Redwood	—	—
Holdings:		—
Net decrease in deferred tax assets	2,397	—

Total deferred tax provision	2,397	—

Total tax provision	$4,677	$1,880

As of March 31, 2005 and December 31, 2004, Holdings had the following deferred tax asset and liability balances.

Deferred Tax Assets/(Liabilities)
(in thousands)	March 31, 2005	December 31, 2004

Net operating loss carry forward – Federal	$—	$—
Net operating loss carry forward – State	715	721
Real estate assets	116	315
Gains from Sequoia securitizations	7,344	9,536

Total deferred tax assets	8,175	10,572
Valuation allowance	—	—

Total benefited deferred tax assets	$8,175	$10,572

Deferred tax liabilities	—	—
Net deferred tax assets	$8,175	$10,572

Under the Internal Revenue Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to stockholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the stockholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2004, which were paid in January 2005, are considered taxable income to stockholders in 2004 (the year declared).

Similar to 2004, our 2005 dividend distributions declared before December 31, 2005 and distributed on or before January 31, 2006, are expected to be less than 85% of our estimated 2005 REIT taxable income which will result in a 4% excise tax provision on the shortfall. Thus, for the three months ended March 31, 2005 and 2004, we provided for excise tax of $0.3 million both, which is reflected as a component of operating expenses on our Consolidated Statements of Income. As of both March 31, 2005 and December 31, 2004, accrued excise tax payable was $0.3 million and is reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. These fair value estimates generally incorporate discounted future cash flows at current market discount rates for comparable investments. We validate many of our fair value estimates on a quarterly basis and throughout the year by obtaining fair value estimates from dealers who make a market in these financial instruments. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data. Accordingly, amounts realized in actual sales may differ from the fair values presented in Notes 3, 5, and 9.

The following table presents the carrying values and estimated fair values of our financial instruments as of March 31, 2005 and December 31, 2004.

Fair Value of Financial Instruments	March 31, 2005		December 31, 2004
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Real Estate Loans
Residential: held-for-investment	$21,493,224	$21,552,741	$22,208,417	$22,395,296
Residential: held-for-sale	$2,022	$2,022	$2,022	$2,022
HELOC: held-for-investment	$279,472	$280,769	$296,348	$297,623
Commercial: held-for-investment	$48,078	$49,589	$54,479	$55,258
Commercial: held-for-sale	$8,526	$8,526	$—	$—
Real Estate Loan Securities
Residential loan credit-enhancement portfolio: available-for-sale	$611,394	$611,394	$561,658	$561,658
Securities Portfolio: available-for-sale	$1,533,947	$1,533,947	$1,394,575	$1,394,575
Interest Rate Agreements	$28,275	$28,275	$15,020	$15,020
Cash and Cash Equivalents	$64,714	$64,714	$57,246	$57,246
Restricted Cash	$58,431	$57,447	$36,038	$36,038
Liabilities
Redwood debt	$198,883	$198,883	$203,281	$203,281
ABS issued	$23,056,822	$24,306,598	$23,630,162	$23,701,977

The company estimates fair value of certain assets, liabilities, and interest rate agreements using available market information and other appropriate valuation methodologies. The methodologies include available market quotes, present value of discounted expected future cash flows, third-party bid indications and market data, and current fair value appraisals of the underlying collateral. These methodologies are described below.

•	Real estate loans

•	Residential and HELOC loans fair values are determined by available market quotes from third party broker/dealers and discounted cash flow analyses.

•	Commercial loans fair values are determined by appraisals on underlying collateral or discounted cash flow analyses.

•	Real estate securities

•	Residential credit enhancement portfolio and securities portfolio fair values are determined by discounted cash flow analyses, and confirmed by third party dealer pricing indications and other valuations techniques using market pricing assumptions.

•	Interest rate agreements

•	Fair values are determined by third-party vendor modeling software and information from dealers active in the derivatives markets.

•	Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less and the fair values are the carrying values.

•	Restricted Cash

•	Includes interest earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Since this cash is restricted we use a discounted value to the date it becomes available to us for this disclosure.

•	Redwood debt

•	All Redwood debt is adjustable and matures within one year; the fair values are equal to face values.

•	Asset backed securities issued

•	Fair value are determined by discounted cash flow analyses, and confirmed by third party dealer pricing indications and other valuations techniques.

We believe the estimates we use reasonably reflect the values we may be able to receive should we choose to sell them. Many factors are necessary to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve matters of uncertainty and judgment to interpret relevant market and other data.

NOTE 10. STOCKHOLDERS’ EQUITY

Stock Option Plan
In March 2004, we amended the previously approved 2002 Redwood Trust, Inc. Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors and this amendment was approved by our stockholders in May 2004. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three- or four-year period. Non-employee directors are automatically provided annual grants of NQSOs under the Plan. The Plan has been designed to permit the Compensation Committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. The Plan replaced our prior stock option plan. As of March 31, 2005 and December 31, 2004, 599,255 and 614,608 shares of common stock, respectively, were available for grant.

ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of both March 31, 2005 and December 31, 2004, 551,697 ISOs had been granted. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

Restricted Stock
As of March 31, 2005 and December 31, 2004, 3,831 and 5,912 shares, respectively, of restricted stock were outstanding. For the three months ended March 31, 2005 and 2004, we did not grant any shares of restricted stock to employees. During the three months ended both March 31, 2005 and 2004, restrictions on 1,750 of these shares lapsed. Restrictions on the remaining shares of restricted stock lapse through January 1, 2009.

DERs
Redwood has granted certain stock options that accrue and pay stock and cash DERs. Stock DERs represent shares of stock that are issuable when the holders exercise the underlying stock options, the amount of which is based on prior dividends paid per share on common stock and the market value of the stock on the various payable dates. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For the three months ended March 31, 2005 and 2004, we recognized variable stock option income of $0.1 million and expense of $1.4 million, respectively, on these stock options. This expense is included in operating expenses in our Consolidated Statements of Income. Cash DERs are cash payments made equal to the dividends paid in common stock per share.

As of March 31, 2005 and December 31, 2004, there were 387,539 and 387,404 unexercised options with stock DERs under the Plan, respectively. As of March 31, 2005 and December 31, 2004, there were 1,167,858 and 1,176,010 unexercised options with cash DERs under the Plan, respectively. Options with cash DERs are participating securities under EITF 03-6 and were determined to be antidilutive in all periods. As of March 31, 2005 and December 31, 2004, there were 56,362 and 61,050 unexercised options with no DERs under the Plan, respectively.

A summary of the status of the Plan and changes during the three months ended March 31, 2005 and 2004 are presented below.

	Three Months Ended March 31,
	2005		2004
		Weighted Average		Weighted Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price

Outstanding options at beginning of period	1,624,465	$26.75	1,935,598	$26.48
Options granted	2,000	51.30	26,698	59.42
Options exercised	(15,640)	14.60	(313,331)	17.94
Options forfeited	(2,972)	31.38	(4,171)	30.84
Stock dividend equivalent rights earned	4,576	—	4,049	—

Outstanding options at end of period	1,612,429	$31.88	1,648,843	$28.56

Options exercisable at period-end	1,115,506	$26.90	1,058,548	$24.81
Weighted average fair value of options granted during the period	$16.18		$13.71

The following table summarizes information about stock options outstanding at March 31, 2005.

Stock Options	Options Outstanding			Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0 to $10	39,501	8.9	$—	11,350	$—
$10 to $20	356,375	4.4	$12.74	356,281	$12.74
$20 to $30	468,356	5.7	$24.32	323,730	$23.34
$30 to $40	273,060	2.3	$37.46	254,243	$37.51
$40 to $50	98,572	3.5	$45.48	97,009	$45.52
$50 to $60	375,764	8.9	$55.10	72,092	$54.24
$60 to $63	801	7.4	$62.54	801	$62.54

$0 to $63	1,612,429	5.5	$31.88	1,115,506	$26.90

Deferred Compensation Plan
In May 2002, our Board of Directors approved the 2002 Redwood Trust, Inc. Executive Deferred Compensation Plan (EDCP). Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the three months ended both March 31, 2005 and 2004, deferrals of $0.3 million were made under the EDCP. The EDCP allows eligible officers and directors to defer the payment of current salary and certain other forms of compensation. The EDCP allows for the investment of deferrals in either an interest crediting account or deferred stock units. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio. This accrual rate will continue through July 1, 2007 and then be based on references to publicly traded mutual funds. For deferrals after July 1, 2004, the accrual rate is based on references to publicly traded mutual funds. For the three months ended both March 31, 2005 and 2004, accrued interest of $0.3 million was credited to participants under the Plan.

For the three months ended March 31, 2005 and 2004, deferred stock units totaling 12,791 and 0 shares were granted through deferrals under the plan as part of employees’ bonuses, which represented a value of $0.7 million and $0 million at the time of grant, respectively.

The following table provides detail on changes in participants’ accounts in the EDCP for the three months ended March 31, 2005 and 2004.

Executive Deferred Compensation Plan (EDCP)	Three Months Ended March 31,
(in thousands)	2005	2004

Cash Accounts Transfer in of participants’ payroll deductions
from the EDCP	307	278
Accrued interest earned in EDCP	343	312
Participant withdrawals	—	—

Net change in participants’ equity	650	590

Balance at beginning of period	$4,928	$2,634
Balance at end of period	$5,578	$3,224

	Three Months Ended
Deferred Stock Units	March 31, 2005		March 31, 2004
(in thousands, except unit amounts)	Units	Value	Units	Value
Transfer in of Deferred Units (value of grants)	12,791	$731	—	$—
Change in Valuation during Period	—	(1,082)	—	288
Participant Withdrawals	—	—	—	—

Net Change in Number/Value of Units	12,791	$(351)	—	$288

Balance at Beginning of Period	92,161	$5,722	25,417	$1,292
Balance at End of Period	104,952	$5,371	25,417	$1,580

The following table provides detail on the financial position of the EDCP at March 31, 2005 and December 31, 2004.

Net Assets Available for EDCP Participant Benefits
(in thousands)	March 31, 2005	December 31, 2004

Cash Accounts
Participants’ payroll deductions receivable	$3,593	$3,286
Accrued interest receivable	1,985	1,642

Net assets available for participant benefits	$5,578	$4,928

Deferred Stock Units	March 31, 2005	December 31, 2004

Value of Units at Grant	$5,387	$4,656
Change in Value at Period End since grant	(16)	1,066

Net Asset Value at Period End	$5,371	$5,722

Employee Stock Purchase Plan
In May 2002, our stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. The offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods.

The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of March 31, 2005, 19,337 shares have been purchased. For the three months ended March 31, 2005 and 2004, employees acquired an aggregate of 1,294, and 1,181 shares, respectively, of common stock at an average purchase price of $43.50 and $43.22 per share, respectively, under the ESPP. As of March 31, 2005 and December 31, 2004, there remained a negligible amount of uninvested employee contributions in the ESPP.

Employee Stock Purchase Plan (ESPP)	Three Months Ended March 31,
(in thousands)	2005	2004

Transfer in of participants’ payroll deductions from the ESPP	$56	$51

Cost of common stock of Redwood issued to participants under the terms of the ESPP	(56)	(51)
Net change in participants’ equity	$—	$—

Balance at beginning of period	—	—

Balance at end of period	$—	$—

Common Stock Repurchases
Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. As of both March 31, 2005 and December 31, 2004, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the status of authorized but unissued shares of common stock.

Direct Stock Purchase and Dividend Reinvestment Plan
For the three months ended March 31, 2005 and 2004, we issued 344,755 and 443,738 shares, respectively, of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $19.2 million and $24.1 million, respectively.

Equity Offerings
For the three months ended March 31, 2005 and 2004, we did not complete any follow-on equity offerings.

Accumulated Other Comprehensive Income
Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of March 31, 2005 and December 31, 2004, we reported a net accumulated other comprehensive income of $124.8 million and $105.4 million, respectively. Changes in this account may reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains or losses on our interest rate agreements.

The following table provides reconciliation of accumulated other comprehensive income as of March 31, 2005 and December 31, 2004.

Accumulated Other Comprehensive Income
(in thousands)	March 31, 2005	December 31, 2004

Net unrealized gains on available-for-sale securities:
Residential loan CES	$87,919	$78,733
Securities portfolio	14,792	16,663

Total available-for-sale securities	102,711	95,396

Net unrealized gains (losses) on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	22,073	9,961

Total accumulated other comprehensive income	$124,784	$105,357

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, Redwood was obligated under non-cancelable operating leases with expiration dates through 2013 for a total of $6.8 million. The majority of the future lease payments are related to the ten-year operating lease for our executive offices to which we relocated in 2003. Also included in the future lease commitments below are future lease payments through May 2006 for our former executive offices in Mill Valley that we vacated in 2003. Remaining payments related to this lease are $0.4 million in 2005 and $0.2 million in 2006. This office space is currently being subleased through May 2006. The sublease rentals due are not included in the table below.

Future Lease Commitments By Year
(in thousands)	March 31, 2005

2005	$1,012
2006	947
2007	674
2008	702
2009	718
2010 and thereafter	2,705

Total	$6,758

As of March 31, 2005, there were no pending legal proceedings to which Redwood was a party or to which any of its property was subject.

The table below shows our commitments to purchase loans and securities as of March 31, 2005. The loan purchase commitments represent derivative instruments under FAS No. 149. The value of these commitments was negligible as of March 31, 2005.

Commitments to Purchase
(in thousands)	March 31, 2005

Residential real estate loans	$62,462
Residential loan CES	—
Securities portfolio securities	26,067

Total	$88,529

NOTE 12. RECENT DEVELOPMENTS

This section provides information on Redwood’s and consolidated subsidiaries’ activity during the second quarter of 2005, through April 30, 2005.

In April 2005, securitization entities sponsored by us issued $0.4 billion of ABS through Sequoia Mortgage Trust 2005-3. Adjustable-rate residential real estate loans are collateral for these ABS issued.

In April 2005, residential loan CES with a principal value of $7 million were called pursuant to the original securitization documents. We will recognize market value gains on these calls of $3 million in the second quarter of 2005 through net unrealized and realized market value gains on our Consolidated Statements of Income.

During April 2005, we purchased $241 million residential real estate loans, $57 million other residential and commercial real estate loan securities, and $24 million residential loan credit-enhancement securities.

During April 2005, we sold a commercial real estate loan for proceeds of $9 million and subsequently paid off associated commercial ABS borrowings of $5 million. This transaction resulted in no gain on sale as we had previously recorded the loan at market value.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including the words “anticipated,” “estimated,” “should,” “expect,” “believe,” ”intend,” and similar expressions, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by us with the Securities and Exchange Commission (SEC), including Forms 10-K and 8-K.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events mentioned, discussed in, or incorporated by reference into this Form 10-Q might not occur. Accordingly, our actual results may differ from our current expectations, estimates, and projections.

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

SUMMARY AND OUTLOOK

Redwood Trust, Inc. is a financial institution located in Mill Valley, California. We invest in, credit-enhance, and securitize residential and commercial real estate loans and securities.

Our earnings, as calculated in accordance with GAAP, totaled $61 million (or $2.42 per share) for the first quarter of 2005, and $51 million (or $2.49 per share) for the first quarter of 2004. Our GAAP return on equity was 27% in the first quarter of 2005 and 35% in the first quarter of 2004.

During the quarter ended March 31, 2005, results were driven by the quality of our existing real estate loan-backed investments, a favorable operating environment, excellent credit results, increased equity employed, increased operating efficiencies, income generated from residential CES that were called at full face value, and sales of residential CES.

During the period ended March 2005, we earned an estimated $46 million (or $1.89 per share) of total taxable income (pre-tax income as calculated for tax purposes), of which an estimated $45 million (or $1.84 per share) was real estate investment trust (REIT) taxable income.

Our primary source of revenue is interest income from the real estate securities we own. This interest income consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on the real estate loans that underlie these securities. In addition, from time to time we earn call income (a form of gain-on-sale income) from residential CES and realize other gains from the sale of assets.

Redwood has elected to be taxed as a REIT. As such, we are not required to pay corporate income taxes on the REIT taxable income that we distribute to stockholders as dividends. We are required to distribute to stockholders as dividends at least 90% of the REIT taxable income (our taxable income excluding income earned in non-REIT taxable subsidiaries) that we earn. Through the quarter ended March 31, 2005, we continued to satisfy our dividend distribution requirements as a REIT. Our regular dividend during the first quarter of 2005 was $0.70 per share.

Looking ahead, we believe our earnings will continue to benefit from the quality of our existing assets. However, the extraordinary market conditions of the last few years (attractive acquisition pricing, excellent credit results, and favorable prepayment rate patterns) that increased our yields on our seasoned assets are unlikely, we believe, to continue or to be repeated. We are also facing, and expect to continue to face, increased competition, higher acquisition pricing, and a reduced supply of high-quality loan acquisition opportunities. There are fewer high-quality fixed rate, hybrid rate, and ARM securitizations as the quantity and quality of new originations of quality jumbo loans decreased, and as banks and other financial institutions increase their purchases of residential real estate loans and hold these assets unsecuritized.

We currently expect that these market conditions of reduced supply, increased competition, and high acquisition prices will likely continue for some time. As our existing assets pay down, we will continue to acquire new assets if we can do so while earning our minimum hurdle rate of return (a high probability in our opinion of earning a 14% return on equity before overhead) and while meeting our quality standards (real estate loans on which we take first-loss credit risk should be high-quality loans relative to US real estate loans as a whole). We believe we can source new assets with attractive return potential, but not in the same volumes as we did in 2003 and 2004. Unless we decide to sell a significant amount of assets, we believe it is more likely than not that we will increase the overall size of our investment portfolios in 2005, although our rate of growth will likely slow as compared to earlier periods. We do not expect new asset acquisitions to generate the yields over their lives that will equal the yields we reported on our acquisitions in earlier periods.

A substantial portion of our income in the last two years has come from gains from calls and gains from sales of residential CES securities. Returns from these sources are highly variable and not predictable. As we started 2005 with a smaller amount of securities that are callable, we expect call income in 2005 to decline significantly from levels achieved in 2003 and 2004. In the first quarter of 2005, we had calls of our residential CES of $14 million principal value of residential CES for GAAP gains of $8 million. In addition, we sold $46 million principal value of residential CES and other securities generating GAAP gains of $8 million. Occasionally, management will sell securities from its portfolio. Any such securities sales may generate additional one time gains (or losses), which will add to (subtract from) reported GAAP earnings, taxable earnings, and perhaps our total dividend payments during 2005. These sales, however, may adversely impact our future earnings, as the ongoing income from these securities may be reduced.

Improvements in our return on equity, earnings, and dividends have been driven in part by increased capital efficiencies that we have realized through selling or re-securitizing assets (recycling capital). In achieving these capital efficiencies, in some cases we have increased our potential earnings volatility with respect to credit risk and prepayment risk. In other cases, we may be able to reduce certain risks. For example, we may re-securitize a portion of our assets in transactions that do not generate GAAP or tax gains; this could reduce the size of our invested assets we own at a premium and reduce exposure to an increase in prepayment rates for those assets.

We may or may not undertake to raise additional equity capital during 2005. The need for or timing of any such undertaking is uncertain. After taking into consideration our internal risk-based capital guidelines that suggest how much capital we need to support our assets, we had $143 million of excess (unutilized) capital at the end of the first quarter of 2005. Our general goal is to maintain unutilized capital at a level that will support three to nine months of business growth. Our asset acquisition volume has slowed, and we currently intend to sell additional assets. We also intend to pursue other opportunities to generate free cash for investment through capital recycling. These trends may continue, and we will not need new capital; or these trends could reverse, and our need for capital would become greater. We continue to issue common shares through our Direct Stock Purchase and Dividend Reinvestment Program, typically at a rate of $10 million to $30 million per quarter. As a result of these various factors, it is difficult to project when we may seek to raise additional equity capital.

To the extent we issue stock at prices in excess of book value per share, we may have an opportunity for enhanced earnings and dividends per share in the future because we will have a greater amount of equity per share available to generate cash flow. Stock issuance may, however, reduce the amount of special dividends (if any) on a per-share basis from what might otherwise be payable in 2005 and/or 2006.

Overall, in the long term, we believe we will continue to be a leader in our market as a result of our operating efficiencies, our intense and specialized business focus, and the relationships we have developed with our business partners. Although we believe it is unlikely we will be able to sustain our earnings, return on equity, and special dividends per share at the extraordinary levels achieved during 2003 and 2004, we believe over the next few years we will continue to generate earnings, cash flows, and returns on equity that are reasonably attractive when viewed on an absolute basis (rather than relative to the past) and are sufficient to sustain our regular dividend payments. We continue to believe that a reasonable assumption for the range of return on equity we could most likely earn on average over the long term is 11% to 18% (by contrast, we earned a 27% return on equity on a GAAP basis during the first quarter of 2005).

RESULTS OF OPERATIONS

Acquisitions, Sales, and Securitizations

During the first quarter of 2005, we acquired $832 million adjustable-rate residential real estate loans for our Sequoia securitization program. We sold $767 million residential real estate loans to Sequoia 2005-1 and Sequoia 2005-2 ABS entities during the quarter, and these entities created and sold $765 million ABS. These securitizations are a legal sale and a sale for tax purposes but are treated as financings under GAAP. Accordingly, in our Consolidated Statements of Income, we consolidate and record interest income on the loans sold to securitization entities and interest expense on ABS issued by securitization entities. At the end of the first quarter of 2005, our loans held for sale to Sequoia were $254 million; these loans are classified as held-for-investment for GAAP purposes as Sequoia has the intent to hold them to maturity.

Redwood acquired $181 million residential and commercial real estate securities during the first quarter of 2005 for our Acacia CDO securitization program.

Redwood sold $250 million securities and $9 million commercial real estate loans to Acacia CDO 7 during the first quarter of 2005, and finished the quarter with securities of $113 million and of commercial real estate loans of $11 million for sale to future Acacias. Acacia CDO 7 issued $300 million of ABS and had $30 million of uninvested cash, which is shown as restricted cash on our March 31, 2005 Consolidated Balance Sheets. This uninvested cash will be used by Acacia to purchase additional assets in 2005. All of the assets and liabilities of Acacia CDO 7 were included on our Consolidated Balance Sheets.

During the first quarter of 2005, Redwood acquired $68 million residential loan CES, of which $41 million were acquired for our Acacia CDO securitization program.

During the first quarter of 2005, CES securities with a principal value of $14 million were called, generating a GAAP gain of $8 million and an estimated tax gain of $6 million. During this period we also sold $46 million principal value of securities, generating a GAAP gain of $8 million and an estimated tax gain of $7 million.

Net Income

Earnings increased to $61 million in the first quarter of 2005 compared to $51 million in the first quarter of 2004. This increase was primarily the result of increased equity utilized, strong credit performance, and realized gains from calls and sales of assets. Total earnings increased at a higher percentage than our per share earnings as the number of diluted shares increased from 20.4 million in the first quarter of 2004 to 25.0 million in the first quarter of 2005.

Table 1
Net Income	Three Months Ended March 31,
(in thousands)	2005	2004
Total interest income	$237,166	$124,837
Total interest expense	(175,967)	(79,577)

Net interest income	61,199	45,260

Operating expenses	(10,972)	(10,026)
Net recognized gains and valuation adjustments	15,012	17,437

Provision for income taxes	(4,677)	(1,880)

Net income	$60,562	$50,791

Diluted Common Shares	25,021	20,399
Net income per share	$2.42	$2.49

Interest Income

Total interest income consists of interest earned on consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses.

Table 2 Interest Income and Yield	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest income	$236,957	$130,158
Discount amortization	9,201	8,836
Premium amortization	(7,967)	(11,646)
Provision for credit losses	(1,025)	(2,511)

Total interest income	$237,166	$124,837

Average earning assets	$24,042,562	$18,158,335

Yield as a result of:
Interest income	3.94%	2.87%
Discount amortization	0.15%	0.20%
Premium amortization	(0.13)%	(0.26)%
Credit provision expense	(0.01)%	(0.06)%

Yield on earning assets	3.95%	2.75%

For the three months ended March 31, 2005 as compared to the same period in 2004, interest income increased primarily due to the growth in consolidated residential real estate loans and an overall increase in short-term interest rates. Total consolidated earning assets grew primarily as a result of increased sponsorship of securitizations of residential real estate loans. The total interest income increased to $237 million in the first quarter of 2005 from $125 million in the first quarter of 2004. The yield on average earning assets also increased to 3.95% during the first quarter of 2005 from 2.75% during the first quarter of 2004. A majority of the assets are adjustable-rate residential real estate loans, and yields on these assets increased in line with rise of short-term interest rates.

Table 3
Interest Income and Yield by Portfolio
(dollars in thousands)

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield
Residential real estate loans, net of provision for credit losses	$194,877	82%	$21,640,501	3.60%	$98,826	79%	$16,916,295	2.34%
HELOCs, net of provision for credit losses	2,558	1%	285,142	3.59%	—	—	—	—
Residential loan credit-enhancement securities	19,624	8%	493,412	15.91%	15,533	12%	287,078	21.64%
Commercial loans	1,587	1%	56,080	11.32%	701	1%	22,316	12.66%
Securities portfolio	17,940	8%	1,442,742	4.97%	9,611	8%	862,005	4.46%
Cash	580	0%	124,685	1.86%	166	0%	70,641	0.94%

Total interest income	$237,166	100%	$24,042,562	3.95%	$124,837	100%	$18,158,335	2.75%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

	Change in Interest Income
	Three Months Ended
Table 4	March 31, 2005 Versus March 31, 2004
Volume and Rate Changes for Interest Income			Total
(dollars in thousands)	Volume	Rate	Change
Residential real estate loans, net of provisions for credit losses	$27,599	$68,452	$96,051
HELOCs, net provision for credit losses	2,558	—	2,558
Residential loan credit-enhancement securities	11,164	(7,073)	4,091
Commercial loans, net of provision for credit losses	1,061	(175)	886
Securities portfolio	6,475	1,854	8,329
Cash	127	287	414

Total interest income	$48,984	$63,345	$112,329

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.

Interest Expense

Consolidated interest expense consists of interest payments on Redwood debt and ABS issued, plus the amortization of deferred ABS issuance costs and certain expenses related to interest rate agreements less the amortization of ABS premiums. These ABS premiums are created when interest-only ABS is issued at prices greater than principal value.

Table 5
Total Interest Expense	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest expense on Redwood debt	$2,728	$2,571
Interest expense on ABS	173,239	77,006

Total interest expense	$175,967	$79,577

Average Redwood debt balance	$277,423	$447,931
Average ABS issued balance	23,324,111	17,299,503

Average total obligations	$23,601,534	$17,747,434

Cost of funds of Redwood debt	3.93%	2.30%
Cost of funds of ABS issued	2.97%	1.78%
Cost of funds of total obligations	2.98%	1.79%

The following table summarizes the average balances of ABS issued for the three months ended March 31, 2005 and 2004. For purposes of calculating the weighted average borrowing costs of ABS issued, we include the amortization of the deferred ABS issuance costs with interest expense. We include the average deferred ABS issuance costs in the average balances below.

Table 6
Average Balances of Asset-Backed	Three Months Ended March 31,
Securities Issued	2005	2004
(in thousands)
Sequoia	$21,620,986	$16,490,112
Acacia	1,751,904	847,595
Commercial	11,705	5,445

Average balance of ABS issued	$23,384,595	$17,343,152

Average deferred ABS issuance costs	(60,484)	(43,649)

Average balance of ABS issued, net	$23,324,111	$17,299,503

Total interest expense (as reported for GAAP purposes on a consolidated basis) increased from 2004 to 2005 due to higher cost of funds due to an increase in short-term interest rates and a larger balance of consolidated ABS issued. The total cost of funds on Redwood debt plus the cost of funds on consolidated ABS increased from 1.79% in the first quarter of 2004 to 2.98% in the first quarter of 2005. ABS issued by securitization entities sponsored by us (which are consolidated on our balance sheet) increased rapidly as we continued to sponsor the securitization of residential real estate loans through our Sequoia securitization program and diverse real estate securities through our Acacia resecuritization program.

The table below details how our interest expense changed as a result of changes in outstanding consolidated obligations (“volume”) and cost of funds (“rate”) for the three months ended March 31, 2005 as compared to the same period during the prior year.

	Change in Interest Expense
	Three Months Ended
	March 31, 2005 Versus
Table 7	March 31, 2004
Volume and Rate Changes for Interest Expense			Total
(dollars in thousands)	Volume	Rate	Change
Interest expense on Redwood debt	$(979)	$1,136	$157
Interest expense on ABS	26,818	69,415	96,233

Total interest expense	$25,839	$70,551	$96,390

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.

Operating Expenses

Operating expenses of $11 million during the first quarter of 2005 increased from $10 million during the first quarter of 2004. Operating expenses before variable stock option expenses (VSOE) or income (VSOI) and excise tax increased to $11 million during the first quarter of 2005 from $8 million during the first quarter of 2004. Expenses increased due to investments in systems and infrastructure, increases in the scale of our operations, and increased accounting, legal, consulting fees, and internal control costs. However, the scale of our business has increased as rapidly as our operating expenses and our efficiency ratio has remained constant at 18% in the first three months of 2004 and 2005. The efficiency ratio is total operating expenses before excise tax and VSOE/VSOI as a percentage of net interest income (NII).

Management excludes excise tax and variable stock option expenses in determining this efficiency ratio. By excluding these items, management believes that we are providing a performance measure comparable to measures used by other companies in our industry because these two types of expenses do not reflect ongoing costs of day-to-day operations of our company. VSOE/VSOI are a non-cash function of Redwood’s stock price. (That is, if our stock price increases during a quarter and the stock price is above the strike price of the options we record a GAAP expense in that period equal to the increase in the stock price times the number of certain options that remain outstanding. If our stock price decreases during a quarter, we record income in that period equal to the decrease in the stock price times the number of certain options that remain outstanding.) Stock option grant expenses (FAS 123) are an on-going expense and are included in operating expense before excise tax and VSOE/VSOI. Excise taxes are a function of the timing of dividend distributions. In the prior two years, Redwood delayed distributing dividends on a portion of its REIT taxable income; as a result, under the REIT tax rules, Redwood paid excise taxes. Excise tax is included in operating expenses on our Consolidated Statements of Income. The reconciliation of GAAP operating expense to operating expense before excise tax and VSOE is provided in the table below.

Table 8 Operating Expenses (dollars in thousands)	Three Months Ended March 31,
	2005	2004
Total operating expenses	$10,972	$10,026
Less: Excise tax	(307)	(300)
Less: Variable stock option income (VSOI) (expense) (VSOE)	84	(1,429)

Total operating expenses before excise tax and VSOE/VSOI	$10,749	$8,297

Components of total operating expense before excise tax and VSOE/VSOI
Fixed compensation expense	$2,778	$2,230
Variable compensation expense	4,279	4,022
Fair value of stock option expense	370	310
Other operating expense	3,322	1,735

Total operating expenses before excise tax and VSOE/VSOI	$10,749	$8,297

Net interest income (NII)	$61,199	$45,260

Adjusted efficiency ratio (Operating expense before excise tax and VSOE/VSOI)(NII)	18%	18%

Fixed compensation expenses include employee salaries and related employee benefits. Fixed compensation expenses for the first quarter of 2005 increased by 25% over the first quarter of 2004. Increases in staff related to the increased scale of the operations of our business have led to these higher expenses. Variable compensation includes employee bonuses, which are based on individual employee performance, the (adjusted) return on equity earned by Redwood, and dividend equivalent right expenses.

We expect to continue to make significant investments in expanding our staff and developing our business processes and information technologies. As a result, we expect that our operating expenses will continue to increase.

Net Recognized Gains (Losses) and Valuation Adjustments

For the three months ended March 31, 2005, our net recognized gains and losses and valuation adjustments totaled $15.0 million as compared to $17.4 million for the same period in 2004.

We recognized lower net gains and valuation adjustments during the first quarter of 2005 than in the first quarter of 2004 primarily as a result of lower gains on calls. Call income was $8 million for the first quarter of 2005 as compared to $12 million in the first quarter of 2004. We expect gains from calls to continue, although at an unpredictable and at a slower rate for the next few years.

In the first three months of 2005, we sold assets for a net gain of $8 million as compared to gains on sale of $6 million in the first three months of 2004.

Accounting rules (FAS 115, EITF 99-20 and SAB 5(m)) require us to determine if there is any other-than-temporary impairment as defined by GAAP. To do so, we review the projected discounted cash flows on our assets based on credit, prepayment, and other assumptions compared to those cash flows in prior period projections. Assets with reduced discounted projected cash flows are written down in value if the current market value for that asset is below our current basis. It is difficult to predict the timing or magnitude of these other-than-temporary impairments; the quarterly amounts could be substantial. We recognized other-than-temporary impairments of $0.4 million and $0.6 million for the months ending March 31, 2005 and 2004, respectively.

Taxable Income, Provisions for Income Taxes, and Common Dividends

Estimated total taxable income and estimated REIT taxable income are not GAAP performance measures but are important measures as they are the basis of our required minimum dividend distributions to stockholders. Our taxable income differs from our GAAP income. For example, our GAAP income is reduced by credit provision expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized market price valuation adjustments for GAAP purposes are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax purposes (both in terms of timing and also total expenses over time). Most of the securitizations we sponsor are treated as sales of assets for tax purposes. This creates a realized gain or loss for tax purposes (which is a component of the taxable income we earn in our taxable subsidiaries). Essentially, when we recognize gains on securitizations that we sponsor, we are accelerating for tax purposes income that we will recognize for GAAP purposes over time in the form of the excess of interest income on residential real estate loans over ABS interest expense. These securitizations we sponsor are accounted for as financings for GAAP purposes, so no gain or loss is recognized for GAAP at the close of the securitization transaction.

Estimated REIT taxable income for the first quarter of 2005 was less than our estimated REIT taxable income we earned during the first quarter of 2004 both in total and per share, as shown in the table below. Over the past year we have re-securitized many of the IO securities owned by the REIT. These re-securitizations decrease our REIT taxable income on an ongoing basis. In addition, in 2004 our taxable subsidiary recognized for tax purposes a $7.2 million gain on the transfer to the REIT of an appreciated mortgage-backed security. The following table shows the components of our estimated taxable income and the amounts related to calls, sales, stock option exercise deductions, and income at our taxable subsidiaries.

Table 9	Three months		Three months
Estimated Taxable Income	ended		ended
(dollars in thousands, except per share data)	March 31, 2005	Per Share	March 31, 2004	Per Share
REIT taxable income before calls, sales, and stock options exercised	$30,740	$1.25	$39,055	$1.97
REIT taxable gains on calls	5,501	0.23	9,419	0.48
REIT taxable gains on sales of assets	9,397	0.38	6,089	0.31
REIT stock option exercise deductions	(477)	(0.02)	(12,073)	(0.61)

REIT taxable income	45,161	1.84	42,490	2.15
Pre-tax income at taxable subsidiaries	1,170	0.05	8,337	0.42

Total taxable income (pre-tax)	$46,331	$1.89	$50,827	$2.57

During the first quarter of 2005, taxable income in the form of net capital gains resulting from calls of residential CES totaled $5.5 million. Income from call activity is long-term capital gain income for tax purposes. Our tax-paying stockholders may benefit to the degree they can take advantage of the lower tax rate on capital gains versus ordinary income. We provide information annually on the characteristics of our dividends and this information is also posted on our website at www.redwoodtrust.com.

The table below reconciles the differences between GAAP and taxable income.

Table 10
Differences Between GAAP Net Income and Estimated Total Taxable and Estimated REIT Taxable Income
(all dollars in thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
GAAP Net Income	$60,562	$50,791
Interest income and expense differences	(20,091)	(1,150)
Provision for credit losses — GAAP	1,025	2,511
Tax deductions for realized credit losses	(438)	(4)
Long-term compensation differences	1,969	2,904
Stock option exercise deduction differences	(477)	(12,073)
Depreciation of fixed asset differences	151	(6)
Other operating expense differences	69	(16)
Sales of assets to third parties differences	(967)	(566)
Call income from residential CES differences	(2,324)	(1,899)
Tax gain on securitizations	2,558	—
Tax gain on intercompany sales and transfers	3,260	7,546
GAAP market valuation write downs (EITF 99-20)	391	558
Interest rate agreement differences	202	50
Provision for excise tax — GAAP	307	300
Provision for income tax differences	134	1,881

Total taxable income (pre-tax)	$46,331	$50,827
Earnings from taxable subsidiaries	(1,170)	(8,337)

REIT taxable income (pre-tax)	$45,161	$42,490
GAAP Income per share based on average diluted shares during period	$2.42	$2.49
Total taxable income per share based on shares outstanding at period end	$1.89	$2.57
REIT taxable income per share based on shares outstanding at period end	$1.84	$2.15

Taxable income per share is measured as the estimated pretax taxable income earned in a calendar quarter dividend by the number of shares outstanding at the end of that quarter. Annual taxable income per share is the sum of the four quarterly taxable earnings per share calculations.

We permanently retained approximately 10% of the estimated ordinary REIT taxable income earned during 2004, and we will declare the distribution of the remainder as dividends by September 2005. We also retained 100% of the estimated taxable income that we earned at our taxable REIT subsidiaries in 2004. We accrued for income taxes on the portion of the estimated REIT taxable income that we permanently retain. By retaining a portion of our income, we seek to build equity per share, and thus potential earnings and dividends per share, over time. Our current provision for corporate income taxes for Redwood is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year. In the past few years we have retained 10% of our REIT taxable income and, as a result, our current tax provision has increased in recent years. We anticipate following a similar pattern of distribution in 2005 and are accruing income tax expense accordingly.

Our estimates of taxable income are subject to change due to changes in interest rates and other market factors as well as changes in applicable income tax laws and regulations. One potential future tax law change that we are aware of (which is described in IRS Announcement 2004-75) could, for example, cause our taxable income and associated dividend distributions to decrease in future periods as it may allow for changes in the assumptions used to determine current period income on IO securities. However, we do not expect this potential future tax law change will have a material impact on either our taxable income or our dividend rate, given our existing portfolio.

We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT level that would be likely to generate distributions of UBTI or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.

We currently project that the first two regular quarterly dividends we pay in 2005 and a portion of the third quarter of 2005 regular dividend will consist of REIT taxable income earned in 2004. Dividends to shareholders during the first quarter of 2005 totaled $17.2 million, all of which represented the distribution of REIT taxable income earned during 2004. Based on our estimates of REIT taxable income during the first quarter of 2005, we entered into the second quarter of 2005 with $63 million of undistributed REIT taxable income which we will pay as dividends to our stockholders during 2005 and 2006.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Review of Assets and Operations By Portfolio

Each of our product lines and portfolios is a component of our single business of investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities. Our consolidated earning assets, as presented for GAAP purposes, consist of five portfolios: residential real estate loans, HELOCs, residential CES, commercial real estate loans, and securities portfolio. A discussion of the activities and trends in each of these portfolios appears below.

Residential Real Estate Loans

Our consolidated residential real estate loan portfolio includes all of the residential loans that we own temporarily prior to sale to a securitization plus loans that are consolidated onto our balance sheet from ABS securitization entities that have been sponsored by us. As previously discussed, sales to our sponsored entities are structured as financings under GAAP and are not accounted for as sales for GAAP reporting purposes — the underlying assets and liabilities are consolidated on Redwood’s income statements and balance sheets. Our consolidated residential real estate loan portfolio consists of “prime” quality residential loans that generally have high-quality characteristics such as relatively low loan-to-value ratios and borrowers with relatively high credit scores (in each case relative to the U.S. residential real estate loans as a whole). The majority of these loans are jumbo loans that had loan balances at origination that exceeded the loan limits imposed on Fannie Mae and Freddie Mac, so they were not eligible at origination for purchase or credit-enhancement by these government-sponsored enterprises.

We acquired $0.8 billion of high-quality residential real estate loans for future sale to securitization entities during the first quarter of 2005. Most of these loans were subsequently sold to ABS securitization entities that we consolidate for reporting purposes. All of our loan purchases were one- and six-month LIBOR loans. We continue to expand our relationships with originators from whom we acquire loans. However, acquisition volumes declined in recent quarters. If the yield curve flattens further, the housing market weakens, competition to acquire loans further increases, and competing products including negative amortization, MTA (moving treasury average) ARMs, or other related products continue to gain shares of the jumbo ARM market, we would expect our volume of adjustable-rate residential loan acquisitions to continue to decline.

Table 11
Consolidated Residential Real Estate Loans — Interest Income and Yield	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest income	$203,220	$112,852
Net premium amortization expense	(7,036)	(11,515)
Credit provision expense	(1,307)	(2,511)

Total interest income	$194,877	$98,826

Average consolidated residential real estate loans	$21,640,501	$16,916,295

Yields as a result of:
Interest income	3.75%	2.67%
Net premium amortization expense	(0.13)%	(0.27)%
Credit provision expense	(0.02)%	(0.06)%

Yield	3.60%	2.34%

During the first quarter of 2005, interest income on residential real estate loans increased as a result of higher average balances and higher yields. Yields on these residential real estate loans have started to trend upward as short-term interest rates are rising and most of these loans have coupon rates that adjust monthly or every six months based on one- or six-month LIBOR interest rate.

Premium amortization expense (as a percentage of average loan balances) during the first quarter of 2005 decreased from the same period in 2004. Amortization expense results from the application of FAS 91. In applying the interest method under FAS 91, we are allowed to make certain elections to determine an effective yield to amortize the premium. For loans acquired prior to July 1, 2004, in our effective yield calculations, we use coupon interest rates as they change over time and anticipated principal prepayments (actual and projected) for loans. Thus, rising rates will cause an increase in effective yield for these adjustable rate loans, both because the coupon is rising and also because premium amortization expense is likely to be reduced (all other factors being equal). For loans acquired after July 1, 2004, we determine an effective yield under FAS 91 using the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayment rates. For these portfolios, changing coupon interest rates will increase net realized yields; however, periodic premium amortization expenses will not be reduced as a result of the coupon interest rate increases. As of March 31, 2005, loans acquired before July 1, 2004 had a principal value of $16.0 billion and an amortized cost basis of $16.2 billion. Loans acquired after July 1, 2004 had a principal value of $5.3 billion and an amortized cost basis of $5.3 billion.

At March 31, 2005, Redwood owned $254 million of residential real estate loans accumulated for sale to future securitizations. These loans were pledged to support $199 million associated Redwood debt. ABS securitization entities consolidated on Redwood’s balance sheet owned $21.2 billion residential real estate loans as of March 31, 2005.

The consolidated balance of residential real estate loans at March 31, 2005 of $21.5 billion was lower than the consolidated balance at December 31, 2004 of $22.2 billion. Prepayments on these loans were greater than our net acquisitions of new loans during the first quarter of 2005. This was the result of both an increase in prepayment speeds and a decrease in the volume of acquisitions and sponsored securitizations. Prepayment speeds increased in the adjustable rate mortgages as a result of a flattening of the yield curve (an increase in short-term interest rates relative to long-term interest rates). This change in the yield curve also served to reduce the new production of adjustable-rate loans indexed to LIBOR. In addition, we face increased competition to purchase these loans.

There were approximately 62,000 loans in the consolidated residential real estate loan portfolio at March 31, 2005, and the average loan balance was $341,000. Loans with a balance over $1 million made up 12% of the dollar balance of loans. Over 99% of consolidated residential loans at March 31, 2005 had adjustable-rate coupons that adjust every month or each six months to the one- or six-month LIBOR rate (a short-term interest rate). Loans on homes located in California were 26% of the dollar balance of this portfolio, split approximately evenly between northern and southern California. Other states, each of which represents 4% to 11% of our consolidated portfolio, include Florida, Georgia, New York, New Jersey, Texas, Arizona, and Colorado.

The reserve for credit losses on residential real estate loans is included as a component of residential real estate loans on our Consolidated Balance Sheets. The residential real estate loan reserve balance was 0.11% of the current balance of this portfolio at March 31, 2005 and was 0.10% at December 31, 2004.

Management reviews the levels of credit reserves every quarter and adjusts the reserve through a credit provision. The reserve balance and provision for credit losses are based on several factors that include delinquencies, performance of the loans, loan balances, and the rate at which the portfolio increases. The credit provision expense in the first quarter of 2005 was $1.3 million compared to $2.5 million in the first quarter of 2004. The decrease in the credit provision is in part due to a net decline in the outstanding loan balance and continued strong credit performance. While delinquencies increased over the past three months, the overall level of delinquencies remains low by industry standards and our estimate of credit losses on our existing loans continues to trend downward.

Charge-offs (credit losses) recorded in this portfolio totaled $0.2 million during the quarter ended March 31, 2005 and $0 for the quarter ended March 31, 2004, and remained at an annualized rate of less than 1 basis point (0.01%) during these periods. Serious delinquencies increased from $13.3 million at December 31, 2004 to $16.2 million at March 31, 2005. Serious delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of this loan portfolio, serious delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole, and were 0.08% of our current loan balances in this portfolio at March 31, 2005, an increase from the 0.06% at December 31, 2004.

The credit qualities of these loans, personal income growth, a strong housing market, and rising housing prices have helped to contain delinquencies and losses. Recently, however, short-term interest rates have started to rise. If this trend continues, required monthly payments made by homeowners with adjustable-rate real estate loans will increase by a material amount, thus potentially causing some credit issues. Almost all of the loans in our consolidated residential real estate loan portfolio are adjustable-rate. Rising interest rates (or a soft economy) could also have an impact on housing prices, which in turn could adversely affect our credit losses.

As of March 31, 2005, substantially all of the loans in this portfolio were interest-only loans; that is, the homeowner is able to make interest payments only rather than paying both principal and interest for a prescribed number of years. None of the loans in this portfolio have the potential for negative amortization; that is, the homeowner cannot opt to make a payment that is less than the full interest accrual rate on the loan. Loans in this portfolio are generally high-quality loans, with credit scores, loan-to-value ratios, and other loan characteristics consistent with high quality. The ability of the homeowner to make an interest-only payment that is less than the amount that would fully amortize the loan may cause additional risks especially as interest rates rise (since these are generally adjustable-rate loans). To date, the credit performance of the interest-only residential loans that Redwood has credit-enhanced in this portfolio has been excellent.

Residential Home Equity Lines of Credit (HELOCs)

In the second quarter of 2004, we acquired $335 million of high quality HELOCs and sponsored their securitization. The current balance of the HELOC loans at March 31, 2005 was $280 million. This HELOC portfolio consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of 10 years. During the revolving period, borrowers have the option of drawing funds up to the available credit limit. As a result, the balance of each loan, and the total balance of this portfolio, may increase if borrowers increase their draws. The coupon rate on the HELOCs adjusts as a function of the Prime short-term interest rate. The HELOC portfolio is generally high quality and characterized by relatively high FICO credit scores (average of 725) and relatively low combined loan-to-value ratios (average of 75%). The borrowers in this HELOC portfolio are similar in many ways to the borrowers for the other residential loans in the securitizations we have sponsored.

Table 12

Residential Home Equity Lines of Credit (HELOC) — Interest Income and Yield	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest income	$3,069	—
Net premium amortization expense	(608)	—
Reversal of provision for credit losses	97	—

Total interest income	$2,558	—

Average balance of HELOCs	285,142	—

Yields as a result of:
Interest income	4.30%	—
Net premium amortization expense	(0.85)%	—
Reversal of provision for credit losses	0.14%	—

Yield	3.59%	—

Our return on the HELOC-backed securities we acquired and hold at Redwood from this securitization can be materially reduced if prepayment rates (net of draws) on these loans are faster than we originally anticipated. Cumulative prepayments through March 31, 2005 were faster than we originally anticipated.

In general, due to the second lien status of most of these HELOCs, we expect delinquencies for these HELOCs to be somewhat higher than we experience with our other managed real estate loans. We believe the loss frequency of these HELOCs may be approximately similar to the other residential loans of the same vintage that we manage, but we expect the loss severity (credit loss from a default, as a percentage of the loan balance) of HELOCs to be significantly higher. Due to the higher loss severity, we expect cumulative credit losses over time on these HELOCs could be materially higher than on our other managed residential loans. We have factored this higher loss expectation into our acquisition pricing and securitization calculations. As a result, for the securities we acquired and hold at Redwood from this securitization, we believe we can earn an attractive yield even if the underlying HELOCs produce significantly higher losses than our other managed residential loans. We currently intend to continue acquiring and securitizing these loans when we believe we can acquire HELOCs at a price that is less than the net sales proceeds we would expect to earn from sponsoring a securitization of these loans. In the second half of 2004 and the first months of 2005, the price that banks were willing to pay for these loans for their own portfolios exceeded the price that we were willing to pay based on our estimate of the proceeds available from the securitization of these loans.

As of March 31, 2005, our GAAP credit reserve for consolidated HELOCs was $0.6 million, or 0.22% of the current balance of this portfolio. Delinquencies in our HELOC portfolio totaled $0.2 million, or 0.06% of the outstanding balance as of March 31, 2005. There were no realized credit losses from the HELOC portfolio during the first quarter of 2005.

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

We acquire residential CES at a price that is typically significantly less than the principal value of the security (typically 15% to 35% of principal value for a first-loss security). The security typically pays interest at a rate of 3% to 9% of principal value. Our economic return on these securities is dependant primarily on the amount and timing of credit losses that reduce the principal value of these residential CES.

During the first quarter of 2005, we acquired residential loan CES with a principal value of $105 million and a carrying value of $68 million. This level of acquisition is similar to our quarterly levels over the past several years. Increased competition has generally resulted in higher prices for these assets than in prior years. We are, however, still able to acquire securities at prices and with characteristics that meet our high quality standards and that we anticipate will more likely than not meet our hurdle rate of 14%.

Table 13	Three Months Ended
Residential Loan Credit-Enhancement Securities — Interest Income and Yield	March 31,
(dollars in thousands)	2005	2004
Interest income	$10,897	$6,896
Net discount amortization income	8,727	8,637

Total interest income	$19,624	$15,533

Average residential loan credit-enhancement securities	$493,412	$287,078

Yield as a result of:
Interest income	8.84%	9.61%
Net discount amortization income	7.07%	12.03%

Yield	15.91%	21.64%

Interest income recognized from residential loan CES increased during the first quarter of 2005, as compared to the same period in 2004, primarily due to growth in our portfolio over the past year.

We continue to acquire these types of CES but we are recognizing a lower initial yield on our current acquisitions as compared to the yields on our more seasoned securities. We believe the risk/reward ratio offered by our new acquisitions of CES is attractive for stockholders. Nevertheless, we believe these new securities are unlikely to generate over their lives the level of earnings and call income generated by our older portfolio assets unless the market environment going forward proves to be as attractive (i.e., very fast prepayments and very low credit losses) as the environment has been over the last few years.

During the first quarter of 2005 and 2004, we sold residential loan CES with a principal value of $35 million to third-parties other than Acacia, resulting in net realized GAAP gains of $8 million and estimated taxable gains of $7 million. Occasionally, management will sell securities from its portfolio to recycle capital to reduce the amount of equity we need to issue to support our growing operations.

During the first quarter of 2005, residential loan CES with a principal value of $14 million were called, resulting in net realized gains of $8 million for the quarter. Our estimated taxable gains from these calls were $6 million for this period. Residential loan CES become callable as they season, usually when the current balance of the underlying loans declines to under 10% of the original securitized loan balance. Calls are usually beneficial for us in the near term, as we receive a payment for the full principal value of an asset that, in general, we acquired at a discount to the principal value. Calls typically diminish on-going earnings per share, however, as it is usually our highest yielding assets that get called. We expect to realize additional call income in 2005 from the $9 million principal value of residential CES we owned as of March 31, 2005, that were callable and from other CES that will become callable during 2005. Given current prepayment rates, we estimate that approximately $13 million additional principal value of our existing residential CES could become callable by the year-end 2005. We do not have an accurate way to determine when or if these securities will be called. However, we believe call activity and call profits are likely to decline significantly during 2005 relative to the prior two years as the amount of CES potentially callable has declined.

As a net result of our acquisition, call, and sale activity, the managed loans underlying these reported residential CES increased from $126 billion at December 31, 2004 to $130 billion at March 31, 2005. (Total managed residential loans, including Sequoia loans, were $149 billion at December 31, 2004 and $151 billion at March 31, 2005.)

Table 14
Residential Loan Credit-Enhancement Securities
(all dollars in thousands, except number of underlying loans)

	March 31, 2005	December 31, 2004
First loss position, principal value	$375,646	$352,752
Second loss position, principal value	265,639	276,720
Third loss position, principal value	337,596	304,300

Total principal value	$978,878	$933,772

First loss position, amortized cost	$76,115	$68,675
Second loss position, amortized cost	167,220	171,220
Third loss position, amortized cost	280,140	243,030

Total amortized cost	$523,475	$482,925

First loss position, reported value	$126,694	$110,933
Second loss position, reported value	191,962	195,536
Third loss position, reported value	292,738	255,189

Total reported value	$611,394	$561,658

We mark residential CES securities to market value on our Consolidated Balance Sheets (but not generally through our income statement unless we determine there is other-than-temporary impairment under GAAP). At March 31, 2005, we reported ownership of residential CES acquired from securitizations sponsored by others with a market value totaling $611 million. This was an increase from the $562 million market value we reported on December 31, 2004. Our acquisitions plus net positive market value adjustments of exceeded calls, sales, and principal pay downs.

At March 31, 2005, our adjusted cost basis of reported residential CES acquired from securitizations sponsored by others was $524 million. At March 31, 2005, the $88 million difference between our adjusted cost basis and our balance sheet carrying value represented net unrealized market value gains. Net unrealized market value gains increased during the first quarter of 2005 by $9 million.

The difference between the principal value ($979 million) and adjusted cost basis ($524 million) of these residential loan CES at March 31, 2005 was $455 million, of which $366 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities) while the remaining $89 million represents a purchase discount we will accrue into income over time. During the three months ended March 31, 2005, we re-designated $1 million of designated credit protection to unamortized discount to be accrued into income over time (due to strong credit performance and rapid cumulative prepayments on the underlying loans). At December 31, 2004, there was a $451 million difference between principal value and adjusted cost basis, of which $343 million was designated an internal credit protection and $108 million was unamortized purchase discount. The balance of credit reserve increased as a result of new acquisitions, partially offset by improved credit performance on more seasoned loans and the call and sale of securities during the first quarter of 2005.

At March 31, 2005, we had $67 million of external credit-enhancement and $366 million of internally designated credit protection for this portfolio. External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests owned by others that are junior to specific interests owned by us. The combined balance of external and internally designated credit protection represented 33 basis points (0.33%) of the $130 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest. At December 31, 2004, we had $343 million of internally designated credit protection and $68 million of externally designated credit protection for this portfolio. This combined total equaled 32 basis points (0.32%) of the $126.5 billion of loans credit-enhanced.

There were $1.2 million credit losses for the underlying loans during the first quarter of 2005, none of which were borne by external credit-enhancement. The annualized rate of credit loss was less than 1 basis point (0.01%) of underlying loans. Thus, our share of credit losses on the managed residential loans that we credit-enhance through our ownership of these residential loan CES totaled $1.2 million during the first quarter of 2005.

Delinquencies (over 90 days, foreclosure, bankruptcy, and real estate owned (“REO”)) in the underlying portfolio of residential loans that we credit-enhance through owning these CES were $201 million at March 31, 2005, an increase from $150 million at December 31, 2004. Delinquencies as a percentage of the residential loans we credit-enhance increased from 0.12% at December 31, 2004 to 0.15% at March 31, 2005.

A portion ($229 million on March 31, 2005) of the residential loan CES reported on our Consolidated Balance Sheets have been sold to Acacia CDO securitization entities. Another portion ($9 million on March 31, 2005) have been sold to a Sequoia securitization entity. All of the assets and liabilities of these entities are consolidated on our balance sheets. The remainder ($374 million) of the total balance of residential CES is owned by Redwood. None of these CES owned by Redwood were pledged as collateral for borrowings.

For the three months ended March 31, 2005 and 2004, we recognized losses due to other-than-temporary impairment under EITF 99-20 of $0.1 million and $0.6 million, respectively. These losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Commercial Real Estate Loans

We have been investing in commercial real estate loans since 1998. Our commercial real estate loan portfolio increased during the first quarter of 2005 to $57 million at March 31, 2005 from $54 million at March 31, 2004 due to additional acquisitions of commercial loans, partially offset by principal pay-downs and amortization. We plan to make additional investments in commercial real estate loans, including mezzanine loans, subordinated (junior or second lien) loans, and B-Notes.

Table 15 Commercial Real Estate Loans — Interest Income and Yield	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest income	$1,431	$823
Net premium amortization expense	(29)	(122)
Reversal of provision for credit losses	185	—

Total interest income	$1,587	$701

Average earning assets	$56,080	$22,316
Yield as a result of:
Interest income	10.21%	14.75%
Net premium amortization expense	(0.21)%	(2.19)%
Reversal of provision for credit losses	1.32%	0.00%

Yield	11.32%	12.56%

The interest income earned on our commercial real estate loan portfolio increased in the first quarter of 2005 primarily due to the growth in our commercial loan portfolio since the beginning of 2004. The increase in earnings was partially offset by investments in lower-yielding commercial loans. We reversed a portion of the credit reserve based on our assessment of one loan in the portfolio and reclassified the loan from held-for-investment to held-for-sale in anticipation of a sale of the loans in the second quarter. In addition, we received a significant principal pay down on another loan during the first quarter of 2005. As this loan was carried at a discount to its principal value, a $0.5 million gain resulted from this pay-down (this gain was included in net recognized gains and valuation adjustments).

Factors particular to each of our other commercial loans (e.g., lease activity, market rents, local economic conditions) could cause credit concerns for our commercial loan portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held-for-investment. We continually monitor and determine the level of appropriate reserves for our commercial loans. No additional reserves or adjustments to reserves were required in the first quarter of 2005. Commercial real estate loans, fair values, and credit reserve requirements are determined by ongoing evaluations of underlying collateral using current appraisals, other valuations, discounted cash flow analyses, and other methodologies.

Securities Portfolio

We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, equity and debt interests in real estate-oriented CDOs, and corporate bonds issued by REITs, in each case primarily rated AA, A, BBB, and BB. Also, included in this portfolio are commercial loan CES. We sell most of these securities we acquire to Acacia bankruptcy-remote securitization entities. Acacia issues CDO ABS to fund its acquisition of these assets. We consolidate Acacia’s assets, and we reflect Acacia’s issuance of CDO ABS as ABS obligations on our Consolidated Balance Sheets.

Table 16
Consolidated Securities Portfolio — Interest Income and Yield
(dollars in thousands)	Three Months Ended March 31,
	2005	2004
Interest income	$17,759	$9,421
Discount amortization	474	247
Premium amortization	(293)	(57)

Total interest income	$17,940	$9,611

Average securities portfolio balance	$1,442,742	$862,005

Yield as a result of:
Interest income	4.92%	4.37%
Discount amortization	0.13%	0.12%
Premium amortization	(0.08)%	(0.03)%

Yield	4.97%	4.46%

Total interest income increased from the first quarter of 2004 to the first quarter of 2005 for the securities portfolio as the total size of the portfolio grew. Yields for the total reported securities portfolio increased over these periods as the coupon rates on adjustable-rate loan securities adjusted upward with the increase in short-term interest rates over the past year.

The tables below present the types of securities we own as reported in this securities portfolio by their credit rating as of March 31, 2005.

Table 17
Consolidated Securities Portfolio — Characteristics at March 31, 2005
(dollars in millions)

		Rating:
	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$279	$14	$ 2	$ 34	$102	$75	$23	$29
Residential Prime	430	18	215	100	97	—	—	—
Residential Sub-prime	488	—	83	311	94	—	—	—
Residential Second Lien	131	—	60	63	8	—	—	—
Manufactured Housing	15	3	6	6	—	—	—	—
Corporate REIT Debt	63	—	—	7	48	8	—	—
Real Estate CDOs	128	26	23	38	38	2	—	1

Total Securities Portfolio	$1,534	$61	$389	$559	$387	$85	$23	$30

Table 18
Consolidated Securities Portfolio — Characteristics at December 31, 2004
(dollars in millions)

		Rating:
	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$ 243	$16	$ 2	$ 35	$106	$62	$ 8	$14
Residential Prime	400	27	200	80	93	—	—	—
Residential Sub-prime	429	—	43	288	98	—	—	—
Residential Second Lien	131	—	55	67	9	—	—	—
Manufactured Housing	14	3	5	—	—	—	6	—
Corporate REIT Debt	65	0	0	8	49	8	—	—
Real Estate CDOs	113	13	24	37	36	2	—	1

Total Securities Portfolio	$1,395	$59	$329	$515	$391	$72	$14	$15

As investors in investment-grade and non-investment grade rated securities, we are typically exposed to the credit risk of the underlying real estate loans but we also benefit (for most of these assets) from some credit-enhancement from first loss or other junior securities that are owned by others. We had no credit losses in this portfolio during the first quarter of 2005. We reported other-than-temporary impairment market value write-downs in this portfolio of $0.4 million during the three months ended March 31, 2005 under the provisions of EITF 99-20; we had no other-than-temporary impairments during the first quarter of 2004.

Our consolidated securities portfolio totaled $1.5 billion carrying value on March 31, 2005, of which $1.4 billion had been sold to Acacia ABS securitization entities as of that date. At December 31, 2004, we had $1.4 billion carrying value of these securities, of which $1.3 billion had been sold to Acacia entities as of that date. The increase in the securities portfolio during this quarter was the result of additional acquisitions of securities for sale to Acacia.

At March 31, 2005, we owned commercial loan CES with a market value totaling $52 million and a principal value of $127 million compared with a market value totaling $15 million and a principal value of $46 million at December 31, 2004. These are reported as part of our securities portfolio. These are first-loss and second-loss securities that bear the bulk of the credit risk from pools of commercial real estate loans that have been securitized or re-securitized. We acquired these securities during 2004 and the first quarter of 2005, and we are funding them with equity. The commercial real estate loans underlying these securities totaled $13 billion at March 31, 2005 and there were $5 million of underlying loans that were seriously delinquent. We realized no credit losses from these securities during the first quarter of 2005. We intend to continue to acquire these securities.

LIABILITIES AND STOCKHOLDERS’ EQUITY

Redwood’s Debt

We typically use debt to fund the accumulation of assets prior to sale to sponsored ABS securitization entities (Sequoia and Acacia entities). These accumulated assets are pledged to secure the associated debt. Our debt levels vary from quarter to quarter based on the timing of our asset accumulation and securitization activities. During the first quarter of 2005, as measured daily, our maximum debt level was $552 million, our minimum debt level was $125 million, and our average debt level was $277 million. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR short-term interest rate.

Table 19

Cost of Funds of Redwood Debt	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest expense on Redwood debt	$2,728	$2,571
Average Redwood debt balance	$277,423	$447,931
Cost of funds of Redwood debt	3.93%	2.30%

Overall, we believe we maintain a close match between the interest rate characteristics of Redwood debt and the associated assets. For most of our debt-funded assets (assets acquired for future sale to sponsored securitization entities), the floating rate nature of our debt closely matches the adjustable-rate interest income earning characteristics of the accumulated assets. Not all of the accumulated assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid fixed/adjustable securities for re-securitization via our Acacia CDO program, and we may acquire hybrid fixed/adjustable rate residential real estate loans in the future for our Sequoia securitization program. When we accumulate assets for future securitizations that do not match the interest rate characteristics of our debt, we typically use interest rate agreements to hedge associated interest rate mismatches.

Commercial Paper Issuance Facility
On March 29, 2005, we formed Madrona Residential Funding, LLC (“Madrona”) a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to go directly to the capital markets and raise money to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to acquire and accumulate whole loans for eventual sale to our Sequoia securitization program and fund these loans by issuing A1+/P1 rated commercial paper. Madrona is authorized accumulate up to $1.5 billion of loans at any time and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several bank and Wall Street major investment banking firms. There will be a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. Redwood or its affiliates will fund that reserve account to absorb any losses. This facility has a three-year term. We anticipate issuing our first series of commercial paper later this year.

Asset-Backed Securities Issued

Redwood consolidates on its balance sheets the asset-backed securities that are obligations of those securitization entities that are sponsored by Redwood. These ABS issued are not obligations of Redwood.

Table 20 Cost of Funds of Asset-Backed Securities Issued	Three Months Ended March 31,
(dollars in thousands)	2005	2004
ABS interest expense	$173,182	$69,070
ABS issuance expense amortization	5,273	3,543
Net ABS interest rate agreement expense (income)	(1,469)	4,965
Net ABS issuance premium amortization (income) on ABS issue	(3,747)	(572)

Total ABS interest expense	$173,239	$77,006

Average balance of ABS	$23,324,111	$17,299,503

ABS interest expense	2.97%	1.60%
ABS issuance expense amortization	0.09%	0.08%
Net ABS interest rate agreement expense (income)	(0.03)%	0.11%
Net ABS issuance premium amortization (income) on ABS issue	(0.06)%	(0.01)%

Cost of funds of ABS	2.97%	1.78%

The coupon payments on the ABS issued are primarily indexed to one, three, and six month LIBOR. Over the past year, short-term interest rates have risen and, thus, so have our cost of funds. In addition, a higher average balance of consolidated ABS issued has contributed to a higher total ABS interest expense.

Acacia entities issue ABS of a type known as CDO to fund their acquisition of real estate securities from Redwood. Acacia CDO issuance outstanding was $1.9 billion on March 31, 2005 and $1.7 billion on December 31, 2004. Acacia CDO 7 issued $0.3 billion ABS during the three months ended March 31, 2005.

Sequoia entities issue asset-backed securities to finance the purchase of residential real estate loans from Redwood. Sequoia had $21.1 billion of asset-backed securities outstanding on March 31, 2005 compared to $21.9 billion on December 31, 2004. During the first quarter of 2005, Sequoia entities issued $765 million newly created ABS. Pay downs of existing ABS issued by Sequoia resulted in the decline in overall balance of Sequoia ABS this quarter.

Stockholders’ Equity

Our reported stockholders’ equity increased 9.7%, from $864 million at December 31, 2004 to $948 million at March 31, 2005 as a result of $61 million of earnings, $19 million stock issuance, $0.2 million proceeds from stock option exercises, $2 million non-cash equity adjustments, and a $19 million net increase in the market values of assets that are marked-to-market through our Consolidated Balance Sheets, offset by $17 million dividends declared.

Depending on our investment portfolio and securitization activity growth, asset sales, and capital recycling opportunities, we may seek to raise additional equity capital during 2005. We issue equity shares if we believe that opportunities to expand our portfolios are attractive and we believe such issuance would likely enhance long-term earnings and dividends per share, compared to what they would be otherwise. In general, we usually seek to maintain a level of excess equity capital sufficient to fund three to nine months of anticipated growth.

Certain assets are marked-to-market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of March 31, 2005 and December 31, 2004, we reported a net accumulated other comprehensive income of $125 million and $105 million, respectively. Changes in this account were due to an increase of unrealized gains on ABS securities by $7 million and $12 million of unrealized gains on interest rate agreements from December 31, 2004 to March 31, 2005. Additionally, changes in this account reflect increases in the fair value of our earning assets and interest rate agreements during the period, and may also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, or amortization of realized gains and losses on our interest rate agreements.

CASH REQUIREMENTS AND SOURCES OF CASH

We require cash to fund our operating and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions.

One primary source of cash is principal and interest payments received on a monthly basis from our real estate portfolio assets. This includes payments received from those ABS that Redwood owns that it acquired from Redwood-sponsored ABS securitizations. Additionally, Redwood uses as a source of cash proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, Redwood debt, retained earnings, and issuance of common stock.

Redwood currently uses borrowings solely to finance the accumulation of assets for future sale to securitization entities. Sources of borrowings for Redwood include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings. We currently intend to also utilize a collateralized commercial paper facility during 2005. These borrowings are typically repaid using proceeds received from the sale of assets to securitization entities. For residential loans, our typical inventory holding period is one to eight weeks. For securities held for sale to Acacia CDO securitization entities, our typical holding period is one to four months.

In addition to the cash flows discussed above, our Consolidated Statements of Cash Flows also includes cash flows generated and used by the ABS securitization entities that are consolidated on to our reported balance sheets. Cash flows generated within these entities are not available to Redwood, except to the degree that a portion of these cash flows may be due to Redwood as an owner of one or more of the ABS certificates issued by the entity. Cash flow obligations of — and uses of cash by — these ABS entities are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS entity could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain more risky ABS issued by the entity.

OFF-BALANCE SHEET COMMITMENTS

At March 31, 2005, in the ordinary course of business, we had commitments to purchase $88 million of real estate loans and securities that settled in April 2005. These purchase commitments represent derivative instruments under FAS No. 149. The value of these commitments was negligible as of March 31, 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents our contractual obligations and commitments as of March 31, 2005, as well as the consolidated obligations of the securitization entities that we sponsored from which we have acquired securities for our portfolio. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 21

	Payments Due or Commitment Expiration By Period
Contractual Obligations and Commitments as of March 31, 2005		Less than	1 to 5	After 5
(dollars in thousands)	Total	1 year	years	years
Redwood obligations:
Redwood debt	$198,883	$198,883	$ —	$ —
Accrued interest payable	81	81	—	—
Operating leases	6,758	1,364	2,885	2,509
Purchase commitments — securities	26,067	26,067	—	—
Purchase commitments — whole loans	62,462	62,462

Total Redwood obligations and commitments	$294,251	$288,857	$2,885	$2,509

Obligations of securitization entities:
Consolidated asset-backed securities	$23,056,822	$—	$ —	$23,056,822
Accrued interest payable	37,860	37,860	—	—

Total obligations of securitization entities	$23,094,682	$37,860	$ —	$23,056,833

Total consolidated obligations and commitments	$23,388,933	$326,717	$2,885	$23,059,331

Note: All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown, the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down.

PERMANENT ASSET PORTFOLIO

Management’s approach to investments, risk, and returns focuses on managing a portfolio of permanent assets that are funded with equity. In our opinion these assets are able to generate high-quality, long-term cash flows. These permanent assets may not be specifically identifiable on our Consolidated Balance Sheets due to financing treatment of our sponsored securitizations. Management believes that to further understand Redwood’s accounting treatment as well as its economic risks and opportunities a review of Redwood’s permanent asset portfolio is warranted and is provided below.

In an economic sense, Redwood owns two types of earning assets. “Permanent assets” are investments that Redwood has made that it intends to hold for the long-term to earn interest income and capital gains. Redwood typically funds these investments solely with equity. The bulk of Redwood’s economic interest income and profits come from its permanent asset portfolio. “Securitization inventory” are assets acquired by Redwood for future sale (typically within four months) to a securitization entity. Redwood funds its securitization inventory with equity and with debt.

For GAAP purposes, Redwood reported $24.0 billion consolidated earning assets on March 31, 2005. Earning assets owned directly by Redwood (including both permanent assets and securitization inventory) that were reported on Redwood’s Consolidated Balance Sheets had a reported value of $0.8 billion. The remainder of reported earning assets — $23.2 billion — were owned by and consolidated from ABS entities that were sponsored by Redwood.

We account for all of the securitization transactions undertaken by Redwood-sponsored ABS entities as financings rather than sales for GAAP financial reporting purposes. As a result, the sale of assets from Redwood to the ABS entity is accounted for under GAAP as a financing, and no gain or loss on sale occurs for GAAP purposes. Under this GAAP treatment, we consolidate on our balance sheet all of the assets sold to each securitization entity as well as the outstanding ABS obligations issued by the securitization entity. The sale of these assets to a securitization entity from Redwood or its subsidiaries is always a true sale for legal purposes and is usually a sale for tax purposes. A taxable gain or loss for Redwood or its subsidiaries is generated in most cases when Redwood or its subsidiaries sells assets to an ABS entity.

Redwood often chooses to acquire for its permanent asset portfolio a small portion of the ABS sold by these ABS securitization entities. Redwood’s maximum loss exposure to the assets and liabilities of these ABS entities is generally limited in most circumstances to the investment Redwood makes in any of the securities issued by the entity. Redwood is obligated in some limited circumstances to repurchase securitized loans from securitization entities. However, in these cases Redwood usually has the right to sell a securitized loan back to the origination company that sold the loan to Redwood. As a result, Redwood’s net exposure to repurchase risk is likely to be limited. As a result of this GAAP treatment, the ABS securities (issued from these sponsored entities) that Redwood owns in its permanent asset portfolio are not shown on our Consolidated Balance Sheets, but rather are represented by the excess of assets over liabilities consolidated from the securitization entities.

Total permanent asset acquisitions for the quarter ended March 31, 2005 were $50 million, which includes $21 million residential CES from third parties, $13 million securities acquired from Redwood-sponsored ABS ($11 million from Acacia CDO 7 and $2 million from Sequoia) and $13 million commercial CES, and $3 million commercial real estate loans. Permanent assets acquired from Redwood sponsored securitizations do not appear on our GAAP financial statements.

Table 22
Earning Assets Owned By Redwood or Sold to ABS Entities
(all dollars in thousands)	March 31, 2005	December 31, 2004
Earning Assets
Owned by Redwood:
Residential loans	$ 255,852	$ 193,495
Residential HELOC	—	—

Residential credit-enhancement securities	373,457	350,756
Commercial loans	22,045	32,119
Securities portfolio	99,090	129,253
Cash	64,714	57,246

Total	815,158	762,869

Sold to ABS entities*:
Residential loans	21,237,372	22,014,922
Residential HELOC	279,472	296,348

Residential credit-enhancement securities	237,937	210,902
Commercial loans	34,559	22,360
Securities portfolio	1,434,857	1,265,322

Total	23,224,197	23,809,854

Total GAAP Earning Assets	$24,039,355	$24,572,723

*	Consolidated on our Consolidated Balance Sheets.

All of the real estate loans and securities that Redwood owns or consolidates on its balance sheet can be characterized as follows:

1)	Residential loans are securitized and consolidated on our balance sheets ($21.2 billion as of March 31, 2005) or acquired for future securitization (inventory of $256 million as of March 31, 2005). The loans sold to ABS are funded with ABS issued by the securitization entities. Inventory loans are funded with equity or Redwood debt ($199 million as of March 31, 2005), and generally stay in inventory less than two months prior to the sale to a Sequoia entity.

2)	Residential CES acquired from ABS securitizations sponsored by others. These securities are generally permanent assets funded with equity if they are the first or second loss interests ($297 million at March 31, 2005) or are inventory assets ($76 million at March 31, 2005) for future sale to ABS securitizations. Inventory assets are typically funded with both short-term debt ($0 at March 31, 2005) and equity. Another portion of these assets ($238 million at March 31, 2005) had been sold to Acacia CDO entities, the assets of which are consolidated onto Redwood’s Consolidated Balance Sheets and are funded by ABS issued by the Acacia entities.

3)	Commercial real estate loans held by Redwood as permanent assets ($22 million at March 31, 2005) and funded with equity and commercial loans sold to ABS entities ($35 million at March 31, 2005).

4)	Diverse residential and commercial real estate securities, generally with credit ratings of AAA through B, that were acquired by Redwood on a temporary basis as inventory for future sale to ABS securitization entities (Acacia). Redwood funds these assets ($44 million at March 31, 2005) with equity and short-term debt ($0.0 million at March 31, 2005). These are reported as part of Redwood’s securities portfolio on our Consolidated Balance Sheets.

5)	Commercial loan CES, totaling $46 million at March 31, 2005, which are owned by Redwood as permanent assets, are funded with equity and are reported as part of Redwood’s securities portfolio.

6)	Other securities totaling $9 million at March 31, 2005 (such as CDO equity acquired from securitizations sponsored by others) that Redwood owns as permanent assets and funds with equity funding that are included as part of the securities portfolio.

7)	Diverse residential and commercial securities, generally with credit ratings of AAA through B, that were acquired by Redwood from third party securitizations and subsequently sold to ABS securitization entities sponsored by Redwood ($1.4 billion at March 31, 2005). Redwood no longer owns these assets, as they have been sold to Acacia or Sequoia. They continue to be shown as part of Redwood’s securities portfolio on our Consolidated Balance Sheets. The performance of these consolidated assets may affect Redwood’s results, as the securities issued by those ABS entities that Redwood has acquired for our permanent assets portfolio may perform poorly if the underlying assets (shown on Redwood’s Consolidated Balance Sheet) perform poorly.

8)	From the ABS entities sponsored by us, Redwood typically acquires as permanent assets the residential CES, some of the IO securities, the CDO equity, and similar securities. In addition, Redwood may also acquire securities from sponsored securitizations as inventory for sale to Acacia entities. None of these securities are shown on Redwood’s Consolidated Balance Sheets. Instead, all of the assets (loans and securities) and liabilities of the related securitization entities are consolidated onto Redwood’s Consolidated Balance Sheets. In consolidation, Redwood’s ownership of these securities is eliminated from its GAAP balance sheet. In effect, these assets are represented on our balance sheet as the excess of consolidated ABS entity asset less consolidated ABS entity liabilities. Redwood does not borrow against these securities that are these assets are permanent assets funded with equity.

Redwood’s maximum financial exposure to a securitization entity is typically limited to the net investment Redwood makes in the ABS certificates it acquires from the entity. Redwood’s maximum financial exposure is usually less than 5% — and often less than 1% — of the assets and ABS obligations reported on its balance sheet that are consolidated from ABS entities Redwood has sponsored.

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

We are highly leveraged in an economic sense due to the structured leverage within the securities we own, as the amount of residential and commercial real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, our maximum credit loss from our permanent asset portfolio (excluding loans and securities held temporarily as inventory for securitization) is limited and is less than our equity capital base. The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans consolidated from ABS securitizations from which we have acquired a credit-sensitive ABS security, and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan CES from securitizations sponsored by others. We are also exposed to credit risks in our commercial real estate loan portfolio, our residential and commercial real estate securities portfolio, and with counter-parties with whom we do business.

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

Liquidity Risk

Redwood’s debt was $199 million at March 31, 2005. This debt was secured by assets accumulated as inventory for future sale to Sequoia and Acacia bankruptcy-remote ABS securitization entities. The assets securing this debt were high-quality residential real estate loans and (mostly investment grade) real estate loan securities.

The on-going securitization part of our business depends upon being able to access the short-term debt markets to fund assets acquired as inventory prior to sale to ABS securitizations. If short-term debt was not available in the future, we would likely need to cease our securitization activities, and a potentially attractive source of new assets for our permanent assets portfolio and a source of gain-on-sale profits (for tax and cash) for our taxable subsidiaries would be lost during that time. Assets consolidated onto our balance sheet from ABS entities would not be affected by a lack of liquidity in the debt markets (or changes in asset market values) since these assets are already sold to and financed to maturity by the ABS entity. If sales to ABS entities became an unavailable or unattractive exit strategy due to issues within securitization markets, and if we cannot extend our short-term financing arrangements, assets held as inventory for future securitization and financed with debt would have to be sold, most likely at a loss. Proceeds from any such sales may not be sufficient to repay debt balances.

At this time, we see no material negative trends that we believe would affect our access to sufficient short-term borrowings or would affect the valuation of the assets we use to secure these borrowings. We plan to continue to utilize short-term borrowings to accumulate real estate loans and securities as inventory prior to sale to ABS entities.

We own ABS certificates issued from ABS securitization entities (such as Sequoia and Acacia) that were sponsored by us. Payments of principal and interest by these entities to the holders of ABS issued by these entities are not the legal obligation of Redwood. We could lose the entire investment we have made in the securities we acquire from these entities, but we will not be required to provide liquidity in the event of a default of one of these entities on the entities’ asset-backed securities obligations.

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

At March 31, 2005, we had $65 million unrestricted cash and unpledged liquid assets available to meet potential liquidity needs. Thus, total available liquidity equaled 33% of our short-term debt balances.

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

Net liquidity at March 31, 2005 was $240 million. Net liquidity is the amount of unrestricted cash we would have had on hand if we had sold all the loans and securities we are accumulating as inventory for securitization at their estimated market value ($374 million on March 31, 2005) and used the proceeds to pay off Redwood’s debt ($199 million on March 31, 2005). Net liquidity is available for cash needs such as dividend distributions, acquiring new permanent assets, and supporting our securitization efforts.

Under our internal risk-adjusted capital guidelines, $143 million of this net liquidity at March 31, 2005 was excess liquidity available to support growth in our business. The remainder of the net liquidity balance was required under our risk-adjusted capital guidelines to support our current and projected securitization inventory and other operating needs and liquidity risks (such as the risk of requiring cash to post as margin for interest rate agreements if interest rates move adversely for these agreements).

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

At March 31, 2005, we consolidated as ABS securities issued $23.0 billion of outstanding adjustable-rate ABS collateralized by adjustable-rate assets and $0.2 billion of fixed/hybrid rate ABS funding consolidated fixed/hybrid rate assets. For interest rate matching purposes, these assets and liabilities are closely matched. At March 31, 2005, we owned the IO security, CDO equity, or similar security that economically benefits from the spread between the assets and the liabilities of the issuing securitization entity on a portion of these consolidated entities. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated ABS entities, we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these assets and the cost of these liabilities do not affect Redwood’s economic profits or cash flow. As a result, we do not utilize interest rate agreements with respect to interest rate mismatches that may exist between these assets and liabilities on these other consolidated ABS entities.

The remainder of our consolidated assets ($13 million of six-month adjustable-rate assets, $85 million of short-term fixed rate assets, $685 million of hybrid and fixed-rate assets, and $165 million non-earning assets) were effectively funded for interest rate matching purposes with equity. The table below summarizes the matching of our assets, as adjusted for our interest rate agreements and other hedging instruments. There was no significant change in our position since the beginning of the year.

Table 23
Asset / Liability Matching at March 31, 2005
(dollars in millions)

		One-	Six-	One-		Non		Total
		Month	Month	Year	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity

Cash (unrestricted)	$ 65	$ 65	$ —	$—	$—	$—	$—	$ 65

One-Month LIBOR	6,478	6,478	—	—	—	—	—	6,478

Six-Month LIBOR	16,231	—	16,218	—	—	—	13	16,231

Other ARM	320	268	—	—	—	—	52	320

Fixed / Hybrid < 1yr*	57	—	—	—	24	—	33	57

Fixed / Hybrid > 1yr	888	—	—	—	203	—	685	888

Non-Earning Assets	246	—	—	—	—	81	165	246

Total	$24,285	$6,811	$16,218	$—	$227	$81	$948	$24,285

*	Projected principal receipts on fixed-rate and hybrid rate assets over the next twelve months.

Table 24
Asset / Liability Matching at December 31, 2004
(dollars in millions)

		One-	Six-	One-		Non		Total
		Month	Month	Year	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Treasury	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity

Cash (unrestricted)	$ 57	$ 57	$ —	$—	$—	$—	$—	$ 57

One-Month LIBOR	6,314	6,314	—	—	—	—	—	6,314

Six-Month LIBOR	16,974	—	16,959	—	—	—	15	16,974

Other ARM	340	285	—	—	—	—	55	340

Fixed / Hybrid < 1yr*	53	—	—	—	21	—	32	53

Fixed / Hybrid > 1yr	835	—	—	—	197	—	638	835

Non-Earning Assets	205	—	—	—	—	81	124	205

Total	$24,778	$6,656	$16,959	$—	$218	$81	$864	$24,778

*	Projected principal receipts on fixed-rate and hybrid rate assets over the next twelve months.

Prepayment Risk

We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.

We believe there is a relatively low likelihood of prepayment risk events occurring within our securitization inventory assets, as we typically sell these loans within a few months of acquiring them. However, changes in prepayment forecasts by market participants could affect the market prices for ABS securities (especially IO securities) sold by these securitization entities, and thus could affect the gain on sale (for economic and tax purposes (not for GAAP purposes) that we seek to earn from sponsoring these securitizations.

With respect to other consolidated assets, there could be prepayment risks that arise due to the interaction of these assets and associated liabilities. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans and premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to changes in prepayment rates is from short-term residential ARM loans. However, as of March 31, 2005, our premium IO securities backed by ARM loans is less than but similar magnitude to our discount on residential CES backed by ARM loans. As a result, we believe that as of March 31, 2005, we were in a roughly neutral position with respect to the long-term economic effect of faster ARM prepayment rates. However, in the short-term, for GAAP, changes in ARM prepayment rates could cause earnings volatility.

ARM prepayment rates are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase. Prepayment rates on the ARMs underlying the Redwood-sponsored Sequoia securitizations increased from near 18% to near 25% over the last year as the yield curve flattened.

Through our ownership of discount residential CES backed by fixed rate and hybrid residential loans, we generally benefit from faster prepayments on fixed and hybrid loans. Prepayment rates for these loans typically accelerate as medium and long-term interest rates decline.

Prepayments can also affect our credit results and risks. Credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.

Prepayments affect GAAP earnings in the near-term primarily through amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expenses from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they affect projected coupons on adjustable rate mortgages, and thus change interest method or effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter.

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

Most of our existing assets have an expected average life of three to ten years. As a result, our short-term results (one to three years) will likely be determined primarily by our current portfolio of assets. Our longer-term results (and our ability to maintain regular dividend payments in the long term) will be determined primarily by assets we have yet to buy and actions we have yet to take.

During 2004 and the first quarter of 2005, we experienced increased competition (especially from banks, but also from Wall Street conduits, REITs, hedge funds, and other financial institutions) to acquire assets at the same time that originations of new assets are declining. We expect this increased level of competition to continue. The result is lower expected yields for new investment assets and lower expected securitization profit margins for sales of inventory to sponsored securitizations. As a result, we expect that our reported GAAP earnings per share and our special dividends per share are more likely than not to decline over the next few years from recent levels as our current permanent asset portfolio pays down and is replaced with new assets with a lower yield potential.

Market Value Risk

At March 31, 2005, we reported on a consolidated basis $2.1 billion of assets that were marked-to-market through our balance sheet but not through our income statement. Of these assets, 59% had adjustable-rate coupons, 18% were hybrid loans, and the remaining 23% had fixed interest rates. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base.

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

Revenue Recognition and Other-than-temporary Impairment
When recognizing revenue on consolidated earning assets, we employ the interest method and determine an effective yield to account for purchase premiums, discounts, and other net capitalized fees or costs associated with purchasing and financing real estate loans and securities. For consolidated real estate loans, the interest method is applied as prescribed under FAS 91. For loans acquired prior to July 1, 2004, the interest method or effective yield is determined using interest rates as they change over time and future anticipated principal prepayments. For loans acquired subsequent to that date, the initial interest rate of the loans and future anticipated principal prepayments are used in determining the effective yield. For our consolidated securities, the interest method to determine an effective yield is applied as prescribed under FAS 91 or EITF 99-20 using anticipated principal prepayments. The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, when certain tests will be met that may allow for changes in payments made under the structure of securities, estimates regarding the likelihood and timing of calls of securities at par, and other factors. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We constantly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

Our consolidated residential loan CES have below-investment-grade credit ratings and represent subordinated interests in pools of high-quality jumbo residential real estate loans. As a result of the relatively high credit risks of these investments, we are able to purchase CES at a discount to principal (par) value. A portion of the purchase discount is subsequently accreted as interest income under the interest method while the remaining portion of the purchase discount is considered as a form of credit protection. The amount of credit protection is based upon our assessment of various factors affecting our assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk analyses, cash flow modeling, and portfolio analytical tools to assist us in our assessments.

Under the interest method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in increasing yields being recognized from residential loan CES. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of an asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the interest method and may represent a other-than-temporary impairment under GAAP, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.

Redwood applies APB 21 and APB 12 in determining its periodic amortization for the premium on its debt, including the issuance of IO securities, and deferred bond issuance cost (DBIC), we arrive at a periodic interest cost that represents a level effective rate on the sum of the face amount of the debt and (plus or minus) the unamortized premium or discount and expense at the beginning of each period. The difference between the periodic interest cost so calculated and the nominal interest on the outstanding amount of the debt is the amount of periodic amortization. Prepayment assumptions used in modeling the underlying assets to determine accretion or amortization of discount or premium for FAS 91 are used in developing the cash flows that are used to determine the effective debt premium amortization and DBIC expenses.

Establishing Valuations and Accounting for Changes in Valuations
We estimate the fair value of assets and interest rate agreements using available market information and other appropriate valuation methodologies. We believe the estimates we use reflect the market values we may be able to receive should we choose to sell them. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine market values. Residential real estate loans held-for-sale are generally valued on a pool basis while commercial real estate loans held-for-sale and securities available-for-sale are valued on a loan-specific basis.

In addition to our valuation processes, we are active acquirers and occasional sellers of assets on our consolidated balance sheets. Thus, we believe that we have the ability to understand and determine changes in assumptions that are taking place in the marketplace and make appropriate changes in our assumptions for valuing assets. In addition, we use third party sources to validate our valuation estimates.

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

We review our fair value calculations on an ongoing basis. We monitor the critical performance factors for each loan and security. Our expectations of future performance are shaped by input and analyses received from external sources, internal models, and our own judgment and experience. We review our existing assumptions relative to our and the market’s expectations of future events and make adjustments to the assumptions that may change our market values. Changes in perceptions regarding future events can have a material impact on the value of our assets. Should such changes or other factors result in significant changes in the market values, our net income and book value could be adversely affected.

Credit Reserves
For consolidated residential and commercial real estate loans held-for-investment, we establish and maintain credit reserves that we believe represent probable credit losses that will result from inherent losses existing in our consolidated residential and commercial real estate loans held for investment as of the date of the financial statements. The reserves for credit losses are adjusted by taking provisions for credit losses recorded as a reduction in interest income on residential and commercial real estate loans on our Consolidated Statements of Income. The reserves consist of estimates of specific loan impairment and estimates of collective losses on pools of loans with similar characteristics.

To calculate the credit reserve for credit losses for the residential real estate loans and Home Equity Line of Credits (HELOCs) we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans. The following factors are considered and applied in such determination:

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

Once we determine the applicable default rate, the timing of defaults, and the severity of loss upon the default we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.

The credit reserve for credit losses for the commercial real estate loans includes a detailed analysis of each loan and underlying property. The following factors are considered and applied in such determination.

•	On-going analysis of each individual loan

•	On-going evaluation of fair values of collateral using current appraisals and other valuations

•	Discounted cash flow analysis

•	Security perfection

•	Borrower’s ability to meet obligations

If the residential or commercial loan becomes REO or reclassified as held-for-sale, specific valuations are primarily based on analyses of the underlying collateral.

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

We currently elect to account for the bulk of our interest rate agreements as cash flow hedges. We record these derivatives at their estimated fair market value, and record changes in their fair value in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. Any ineffective portions of the cash flow hedges are included in our Consolidated Statements of Income.

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

The discontinued hedge accounting may result in recognition of certain gains or losses immediately through out Consolidated Statements of Income, or such gains or losses may be accreted from accumulated other comprehensive income into earnings over the original hedging period.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Discussions about our quantitative and qualitative disclosures about market risk are included in our Management’s Discussion and Analysis included herein.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2005, which is the end of the period covered by this 10-Q, our disclosure controls and procedures are effective.

There has been no change in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Maximum Number
	Total		Total Number of	Of Shares Available
	Number of	Average	Shares Purchased as	For Purchase Under
	Shares	Price Paid	Part of Publicly	Publicly Announced
Period	Purchased	Per Share	Announced Programs	Programs

January 1 - January 31, 2005	712	$62.09	—	—
February 1 - February 28, 2005	—	—	—	—
March 1 - March 31, 2005	—	—	—	—

Total	712	$62.09	—	1,000,000

The 712 shares purchased for the three months ended March 31, 2005 represent shares acquired to satisfy tax withholding requirements on the vesting of restricted shares. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

Item 2. EXHIBITS

     Exhibits

Exhibit 11.1	Computation of Earnings Per Share for the three months ended March 31, 2005 (filed herewith)

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Dated: May 2, 2005	By:	/s/ Douglas B. Hansen
Douglas B. Hansen
President (authorized officer of registrant)

Dated: May 2, 2005	By:	/s/ Harold F. Zagunis
Harold F. Zagunis
Vice President, Chief Financial Officer, Controller, and Secretary (principal financial and accounting officer)