Form 10-Q
period 2005-06-30
REDWOOD TRUST INC
filed 2005-08-05
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
OR
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

Yes ☑	No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑                  No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value per share)	24,721,164 as of August 4, 2005

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Residential real estate loans	$19,383,193	$22,208,417
Residential home equity lines of credit	247,372	296,348
Residential loan credit-enhancement securities	706,195	561,658
Commercial real estate loans	41,794	54,479
Securities portfolio	1,678,234	1,394,575
Cash and cash equivalents	72,193	57,246

Total Earning Assets	22,128,981	24,572,723

Restricted cash	47,460	36,038
Accrued interest receivable	85,358	72,459
Interest rate agreements	12,467	16,144
Principal receivable	284	2,653
Deferred tax asset	6,821	10,572
Deferred asset-backed security issuance costs	58,522	60,993
Other assets	5,862	6,483

Total Assets	$22,345,755	$24,778,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	$452,829	$203,281
Asset-backed securities issued	20,814,551	23,630,162
Accrued interest payable	42,799	35,064
Interest rate agreements	2,897	1,124
Accrued expenses and other liabilities	23,669	28,095
Dividends payable	17,253	16,183

Total Liabilities	21,353,998	23,913,909

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 24,646,963 and 24,153,576 issued and outstanding	246	242
Additional paid-in capital	801,917	773,222
Accumulated other comprehensive income	137,380	105,357
Cumulative earnings	583,084	481,607
Cumulative distributions to stockholders	(530,870)	(496,272)

Total Stockholders’ Equity	991,757	864,156

Total Liabilities and Stockholders’ Equity	$22,345,755	$24,778,065

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income
Residential real estate loans	$202,249	$111,113	$398,433	$212,450
Residential home equity lines of credit	2,434	803	4,895	803
Residential loan credit-enhancement securities	19,439	16,077	39,063	31,610
Commercial real estate loans	1,208	868	2,610	1,569
Securities portfolio	20,727	10,545	38,667	20,156
Cash and cash equivalents	804	73	1,384	239

Interest income before provision for credit losses	246,861	139,479	485,052	266,827
Reversal of (provision for) credit losses	1,527	(1,500)	502	(4,011)

Total interest income	248,388	137,979	485,554	262,816

Interest Expense
Redwood debt	(1,825)	(2,490)	(4,553)	(5,061)
Asset-backed securities issued	(193,355)	(87,869)	(366,594)	(164,875)

Total interest expense	(195,180)	(90,359)	(371,147)	(169,936)

Net Interest Income	53,208	47,620	114,407	92,880

Operating expenses	(11,284)	(8,461)	(22,256)	(18,487)
Net recognized gains and valuation adjustments	3,045	12,258	18,057	29,695

Net income before provision for income taxes	44,969	51,417	110,208	104,088
(Provision) benefit for income taxes	(4,054)	3,671	(8,731)	1,791

Net Income	$40,915	$55,088	$101,477	$105,879

Basic Earnings Per Share:	$1.66	$2.67	$4.15	$5.29
Diluted Earnings Per Share:	$1.62	$2.58	$4.04	$5.08

Regular dividends declared per common share	$0.70	$0.67	$1.40	$1.34
Special dividends declared per common share	—	—	—	0.50

Total dividends declared per common share	$0.70	$0.67	$1.40	$1.84

Basic weighted average shares outstanding	24,591,223	20,630,186	24,474,134	20,028,267
Diluted weighted average shares outstanding	25,196,286	21,325,075	25,109,390	20,855,647
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$40,915	$55,088	$101,477	$105,879

Other comprehensive income:
Net unrealized gains on available-for-sale securities (AFS)	33,420	12,669	50,778	29,797

Reclassification adjustment for net (gains) included in net income	(2,921)	(9,089)	(12,963)	(20,943)

Net unrealized gains (losses) on cash flow hedges	(17,984)	28,863	(5,990)	19,540

Reclassification of net realized cash flow hedge losses to interest expense on asset-backed securities issued	81	261	198	648

Total other comprehensive income	12,596	32,704	32,023	29,042

Comprehensive Income	$53,511	$87,792	$133,500	$134,921

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
For the Six Months Ended June 30, 2005:

	Common Stock		Additional	Other		Cumulative
			Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

Comprehensive income:
Net income	—	—	—	—	101,477	—	101,477
Net unrealized gain on assets AFS	—	—	—	37,815	—	—	37,815
Net unrealized (loss) on interest rate agreements	—	—	—	(5,792)	—	—	(5,792)

Total comprehensive income	—	—	—	—	—	—	133,500

Issuance of common stock:
Secondary Offerings	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	469,556	4	25,564	—	—	—	25,568
Employee Option & Stock Plans	14,905	—	1,247	—	—	—	1,247
Restricted Stock & Stock DERs	8,926	—	1,884	—	—	—	1,884

Dividends declared:
Common	—	—	—	—	—	(34,598)	(34,598)

June 30, 2005	24,646,963	$246	$801,917	$137,380	$583,084	$(530,870)	$991,757

For the Six Months Ended June 30, 2004:

	Common Stock		Additional	Other		Cumulative
			Paid-in	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2003	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328

Comprehensive income:
Net income	—	—	—	—	105,879	—	105,879
Net unrealized gain on assets AFS	—	—	—	8,854	—	—	8,854
Net unrealized gain on interest rate agreements	—	—	—	20,188	—	—	20,188

Total comprehensive income							134,921

Issuance of common stock:
Secondary Offerings	1,200,000	12	51,988	—	—	—	52,071
Dividend Reinvestment & Stock Purchase Plans	944,135	9	47,803	—	—	—	47,812
Employee Option & Stock Plans	287,681	3	4,937	—	—	—	4,994
Restricted Stock & Stock DERs	16,002	—	2,597	—	—	—	2,472

Dividends declared:
Common	—	—	—	—	—	(37,658)	(37,658)

June 30, 2004	21,510,801	$215	$625,151	$111,221	$354,851	$(333,498)	$757,940

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
(Unaudited)	2005	2004
Cash Flows From Operating Activities:
Net income	$101,477	$105,879
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts, and debt issuance costs	(44,169)	(31,772)
Depreciation and amortization of non-financial assets	409	215
(Reversal of) provision for credit losses	(502)	4,011
Non-cash stock compensation	1,884	2,597
Net recognized gains and valuation adjustments	(18,057)	(29,695)
Principal payments on real estate loans held-for-sale	381	15
Net sales of real estate loans held-for-sale	14,570	2,339
Net change in:
Accrued interest receivable	(12,900)	(9,573)
Principal receivable	2,369	1,506
Deferred income taxes	3,751	—
Other assets	1,468	(6,929)
Accrued interest payable	7,735	4,956
Accrued expenses and other liabilities	(4,426)	5,539

Net cash provided by operating activities	53,990	49,088

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(1,266,047)	(5,377,250)
Principal payments on real estate loans held-for-investment	4,120,751	1,330,443
Purchases of real estate securities available-for-sale	(493,047)	(391,613)
Proceeds from sales of real estate securities available-for-sale	42,667	30,890
Principal payments on real estate securities available-for-sale	93,735	101,513
Net (increase) decrease in restricted cash	(11,422)	2,183

Net cash provided by (used in) investing activities	2,486,637	(4,303,834)

Cash Flows From Financing Activities:
Net borrowings on Redwood debt	249,548	33,447
Proceeds from issuance of asset-backed securities	1,418,299	5,489,808
Deferred asset-backed security issuance costs	(8,189)	(17,055)
Repayments on asset-backed securities	(4,177,321)	(1,342,669)
Net (proceeds) purchases of interest rate agreements	(1,304)	2,093
Net proceeds from issuance of common stock	26,815	104,752
Dividends paid	(33,528)	(35,636)

Net cash (used in) provided by financing activities	(2,525,680)	4,234,740

Net increase (decrease) in cash and cash equivalents	14,947	(20,006)
Cash and cash equivalents at beginning of period	57,246	58,467

Cash and cash equivalents at end of period	$72,193	$38,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$363,412	$164,980
Cash paid for taxes	$6,580	$3,945
Non-cash financing activity:
Dividends declared but not paid	$17,253	$14,412

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 1. REDWOOD TRUST
Redwood Trust, Inc., together with its subsidiaries (Redwood), invests in, credit-enhances, and securitizes residential and commercial real estate loans and securities. Our primary business is credit-enhancing high-quality jumbo residential real estate loans nationwide. We also invest in securities that represent interests in pools of diverse types of real estate loans, including commercial real estate loans, home equity line of credit loans (HELOCs), real estate collateralized debt obligations (CDOs), and other real estate assets. We have elected to have Redwood Trust, Inc. taxed as a Real Estate Investment Trust (REIT).
Redwood acquires credit enhancement securities (CES) from residential real estate loan securitizations and, to a lesser extent, from commercial real estate loan securitizations. Typically, our residential CES portfolio, as currently presented represents the non-rated, B-rated, and BB-rated securities in a residential real estate loan securitization, while commercial CES represent the non-rated security in a commercial real estate loan securitization. Redwood acquires its residential CES from securitizations sponsored by others as well as from the Sequoia securitizations, which are special purpose entities sponsored by Redwood sponsors. Redwood acquires its commercial CES from securitizations sponsored by others.
Sequoia Residential Mortgage Loan Securitizations
We acquire residential real estate loans from third party originators for our Sequoia residential loan securitization programs. We then sell these loans to Sequoia entities that finance their purchases through the issuance of asset-backed securities (ABS). All but certain CES and a portion of the interest-only securities are sold to unrelated third parties through Sequoia entities. Redwood typically acquires these securities from these Sequoia entities. However, many of these CES are sold to the Acacia CDO resecuritization program that Redwood sponsors (see below). Redwood also acquires other ABS issued by Sequoia for the Acacia CDO program. All other Sequoia ABS are sold to third parties other than Acacia. Redwood’s investment in Sequoia securitizations is small relative to the size of each Sequoia entity, and Redwood’s maximum loss is limited to its investment in these securitizations.
Acacia Securitizations
We acquire various investment grade and non-investment grade residential and commercial real estate securities from third parties and Sequoia for our Acacia CDO securitization programs. We sell these and other securities to Acacia securitization entities, which are special purpose entities sponsored by Redwood and these Acacia entities issue ABS. As with the Sequoia transactions, these securitizations are treated as financings and the assets owned by the Acacia entities are consolidated on our GAAP balance sheets. Redwood typically acquires for its own portfolio the securities issued from Acacia entities that bear the first-loss and second-loss credit risk of the Acacia assets. Similar to the Sequoia transactions, Redwood’s investment in these securitizations is small relative to the size of each Acacia entity, and Redwood’s maximum loss is limited to that investment.
Residential and Commercial Securitizations Sponsored by Others
Residential CES acquired from securitizations sponsored by others are reported as residential loan credit-enhancement securities. Similarly, commercial CES acquired from securitizations sponsored by others are included in securities portfolio.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in the Redwood’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the expected results for the year ending December 31, 2005. Certain amounts for prior periods have been reclassified to conform to the June 30, 2005 presentation.
The June 30, 2005 and December 31, 2004 consolidated financial statements include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, LTD, Acacia CDO 2, LTD, Acacia CDO 3, LTD, Acacia CDO 4, LTD, Acacia CDO 5, LTD, Acacia CDO 6, LTD, Acacia CDO 7, LTD, and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean all of the aforementioned Acacia CDO entities. References to the REIT mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings and Holdings’ wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires us to make estimates and assumptions. These include fair value of certain assets, amount and timing of credit losses, prepayment assumptions, and other items that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. Our estimates are inherently subjective in nature and actual results could differ from those estimates.
Securitizations
Redwood treats the securitizations it sponsors as financings under the provisions of Financial Accounting Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), as according to FAS 140 we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entity, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans owned by the Sequoia entities and the Sequoia ABS issued to third parties are shown on our Consolidated Balance Sheets under residential real estate loans and ABS issued. Assets owned by the Acacia entities are shown on our Consolidated Balance Sheets either in our securities portfolio, (residential real estate backed securities rated BBB and above, commercial real estate securities, CDO, and most corporate REIT debt) or our residential loan credit-enhancement securities (lower rated residential real estate securities). In our Consolidated Statements of Income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS (CES, investment grade, or interest-only) acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown on our consolidated GAAP balance sheets.
Earning Assets
Earning assets (as consolidated for GAAP purposes) consist primarily of residential and commercial real estate loans and securities. Coupon interest is recognized as revenue when earned according to the terms of the loans and securities and when, in our opinion, it is collectible. Purchase discounts and premiums related to earning assets are amortized into interest income over their estimated lives, considering the actual and future estimated prepayments of the earning assets using the interest method (i.e., using an effective yield method). Gains or losses on the sale of earning assets are based on the specific identification method.
Residential and Commercial Real Estate Loans: Held-for-Investment
Real estate loans held-for-investment are carried at their unpaid principal balances adjusted for net unamortized premiums or discounts and net of any allowance for credit losses. The majority of consolidated residential real estate loans are classified as held-for-investment because the consolidated securitization entities that own these assets have the ability and intent to hold these loans to maturity. We may sell real estate loans from time to time to third-parties other than the securitization entities we sponsor.
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
Commercial real estate loans for which we have the ability and intent to hold to maturity are classified as held-for-investment and are carried at their unpaid balances adjusted for unamortized discount and net of any allowance for credit losses.
Residential and Commercial Real Estate Loans: Held-for-Sale
Residential and commercial real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of original cost or market value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in net recognized gains and valuation adjustments in our Consolidated Statements of Income.
Residential Loan Credit-Enhancement and Securities Portfolio Securities: Available-for-Sale
These securities are classified as available-for-sale (AFS) and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity.
When recognizing revenue on AFS securities, we employ the interest method to account for purchase premiums, discounts, and fees associated with these securities. For securities rated AAA or AA, we use the interest method as prescribed under FAS 91, while for securities rated A or lower we use the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. We review and make adjustments to our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term.
Redwood monitors its available-for-sale securities for other-than-temporary impairment. We use the guidelines prescribed under EITF 99-20, Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities (SAB 5(m)). Any other-than-temporary impairments are reported under net recognized gains and losses and valuation adjustments in our Consolidated Statements of Income.
Credit Reserves
For consolidated residential loans, HELOC loans, and commercial real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the balance sheet date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools or individual loans. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), and Financial Accounting Statement No. 5, Accounting for Contingencies (FAS 5), in setting credit reserves for our residential and commercial loans.
The following factors are considered and applied in such determination:
•	On-going analysis of the pool of loans — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data

•	Historical loss rates and past performance of similar loans

•	Relevant environmental factors

•	Relevant market research and publicly available third-party reference loss rates

•	Trends in delinquencies and charge-offs

•	Effects in changes in credit concentrations

•	Prepayment assumptions
Once we determine applicable default amounts, the timing of the defaults, and severities of losses upon the defaults, we estimate expected losses for each pool of loans over its expected life. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual impairment or charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis, and we record provision, charge-offs, and recoveries monthly.
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
•	On-going analysis of each individual loan

•	On-going evaluation of fair values of collateral using current appraisals and other valuations

•	Discounted cash flow analysis

•	Perfection of security interest

•	Borrowers’ ability to meet obligations
We follow the guidelines of Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in determining impairment on commercial real estate loans. We had no impaired loans as of June 30, 2005 or December 31, 2004.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.
Other Assets
Restricted Cash
Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that are collateral for or payable to ABS issued by those entities, cash pledged as collateral on interest rate agreements, and cash held back from borrowers until certain loan agreement requirements are been met. Corresponding liabilities for cash held back from borrowers are included in accrued expenses and other liabilities on our Consolidated Balance Sheets.
Deferred Tax Assets
Net deferred tax assets represent the net benefit of net operating loss carry forwards, real estate asset basis differences, and recognized tax gains on whole loan securitizations that will be recognized under GAAP through the financial statements in future periods.

Deferred Asset-Backed Security Issuance Costs
Deferred ABS issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred ABS issuance costs are reported on our Consolidated Balance Sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the interest method based on the actual and estimated repayment schedules of the related ABS issued.
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
On the date an interest rate agreement is entered into, we designate the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument). We currently have elected cash flow hedging treatment for certain interest rate agreements and treat other interest rate agreements as trading investments.
In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings when the hedging relationship is terminated. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.
If we do not elect hedge accounting treatment (i.e., we designate the interest rate agreement as a “trading instrument”) changes in the market value of the interest rate agreement are reported through earnings.
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
Risks and Uncertainties
We take certain risks inherent in financial institutions, including, but not limited to, credit risk, liquidity risk, interest rate risk, prepayment risk, market value risk, reinvestment risk, and capital risk. In addition, there are several other risks and uncertainties specific to our business. We seek to actively manage these risks and uncertainties while also providing our stockholders with an appropriate rate of return in light of these risks and uncertainties. There can be no assurance that risks and uncertainties are adequately provided for in our financial statements.
Debt and Asset-Backed Securities Issued
Redwood debt is short-term debt collateralized by loans and securities held temporarily for future sale to securitization entities. We carry this debt on our balance sheet at its unpaid principal balance. Redwood currently does not have any long-term debt.
The majority of our consolidated liabilities reported on our Consolidated Balance Sheets represent ABS issued by bankruptcy-remote securitization entities sponsored by Redwood. These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Our exposure to loss from consolidated securitization entities (such as Sequoia and Acacia) is limited (except, in some circumstances, for limited loan repurchase obligations) to our net investment in securities we have acquired from these entities. As required by the governing documents related to each series of ABS, Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the issued ABS. ABS obligations are payable solely from the assets of these entities and are otherwise non-recourse to Redwood.
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
Pursuant to EITF 03-6, Participating Securities and the Two-Class Method under FASB No. 128 (EITF 03-6), it was determined that there was no allocation of income for our outstanding stock options, which accrue dividend equivalent rights, as they were antidilutive during the three and six months ended June 30, 2005 and 2004. There were no other participating securities during these periods.

The following table provides reconciliation of denominators of the basic and diluted net income per share computations.
Basic and Diluted Net Income Per Share
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	24,591,223	20,630,186	24,474,134	20,028,267
Net effect of dilutive stock options	605,063	694,889	635,256	827,380

Denominator for diluted earnings per share	25,196,286	21,325,075	25,109,390	20,855,647

Basic Earnings Per Share:
Net income per share	$1.66	$2.67	$4.15	$5.29

Diluted Earnings Per Share:
Net income per share	$1.62	$2.58	$4.04	$5.08

For the three months ended June 30, 2005 and 2004, the number of common shares that were anti-dilutive totaled 370,805 and 235,840 respectively. For the six months ended June 30, 2005 and 2004, the number of common shares that were anti-dilutive totaled 168,636 and 16,214, respectively.
Comprehensive Income
Current period net unrealized gains and losses on residential loan CES, securities portfolio available-for-sale, and interest rate agreements classified as cash flow hedges are reported as a component of comprehensive income on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity. See Note 10 for further discussion of accumulated other comprehensive income.
Stock-Based Compensation
As of June 30, 2005 and December 31, 2004, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans are described more fully in Note 10. In accordance with the guidance of Financial Accounting Statement No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123, (FAS 148) we elected to prospectively apply the fair value method of accounting for stock-based awards issued subsequent to December 31, 2002.
We continue to account for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under these provisions, when we granted stock-based compensation awards we did not include any stock-based employee compensation cost in net income, as all awards granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Had Redwood applied Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) to options granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated below:

Pro-Forma Net Income Under FAS 123
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$40,915	$55,088	$101,477	$105,879

Add: Dividend equivalent right operating expenses under APB 25	1,779	2,989	3,558	5,594
Add: Stock option operating (income) expenses under APB 25	2	(621)	(81)	808

Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(219)	(277)	(470)	(592)

Pro forma net income	$42,477	$57,179	$104,484	$111,689

Earnings per share:

Basic—as reported	$1.66	$2.67	$4.15	$5.29
Basic—pro forma	$1.73	$2.77	$4.27	$5.58

Diluted—as reported	$1.62	$2.58	$4.04	$5.08
Diluted—pro forma	$1.69	$2.68	$4.16	$5.36
The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123. The model requires the use of assumptions such as strike price, expected life, risk free rate of return, and stock price volatility. These options are generally granted over the course of the calendar year. Some of the options granted in the first three and six months of 2005 and 2004 had dividend equivalent rights, and accordingly, the assumed dividend yield was zero. Other options granted during these periods had no DER’s and assumed dividend yields of 10%. See Note 10 for a description of options granted during prior periods. The following table describes the weighted average of assumptions used for calculating the value of options granted in the three months and six months ended June 30, 2005 and 2004.

Weighted Average Assumptions used for Valuation of Options under FAS 123 Granted during period
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock Price Volatility	26.41%	22.00%	26.41%	22.00%

Risk free rate of return (5 yr Treasury Rate)	3.93%	4.00%	4.07%	3.29%

Dividend Yield Assumptions	10.00%	0.00%	4.45%	5.18%
Recent Accounting Pronouncements
The EITF released EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). For investments that meet the scope of this pronouncement, EITF 03-1 provides application guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of impairment. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In general, EITF 03-1 states that if the fair value of an applicable investment is lower than its book value, it is considered impaired. This impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the value of the asset. Certain disclosure requirements of this pronouncement are currently in effect and are presented in Note 3. The recognition and measurement guidance of this pronouncement will become effective at a later date to be determined. Accordingly, we continue to evaluate other than temporary impairments as prescribed under EITF 99-20, FAS 115, and SAB 5(m).
In December 2004, a revised version of the original FAS 123 was issued. Financial Accounting Statement No. 123R, Share-Based Payment (FAS 123R), supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and all transactions with employees, except for equity instruments held by employee stock ownership plans. Effective January 1, 2003 and in accordance with the transitional guidance of FAS 148, we elected to prospectively apply the fair value method of accounting for stock-based awards granted subsequent to December 31, 2002. In accordance with the implementation time frame established by the Securities and Exchange Commission in April 2005, we plan to adopt FAS 123R as of January 1, 2006. We are still in the process of evaluating the impact of FAS 123R.
NOTE 3. EARNING ASSETS
As of June 30, 2005 and December 31, 2004, our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities and home equity lines of credit. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our commercial real estate loans and commercial real estate securities is generally up to ten years. The original maturity of our home equity lines of credit is ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.
For the three months ended June 30, 2005 and 2004, the average consolidated balance of earning assets was $22.6 billion and $20.3 billion, respectively. For the six months ended June 30, 2005 and 2004, the average consolidated balance of earning assets was $23.3 billion and $19.2 billion, respectively.
Residential Real Estate Loans
We acquire residential real estate loans from third party originators for sale to securitization entities sponsored by us under our Sequoia program. We sell these loans to Sequoia securitization entities, which, in turn, issue ABS (that are shown as liabilities on our Consolidated Balance Sheets). The following table presents the carrying value of consolidated real estate loans as June 30, 2005 and December 31, 2004.
Residential Real Estate Loans Carrying Value
(in thousands)

	June 30, 2005			December 31, 2004
	Held-for-Sale	Held-for-Investment	Total	Held-for-Sale	Held-for-Investment	Total
Current face	$59,830	$19,142,279	$19,202,109	$2,365	$22,021,523	$22,023,888
Unamortized Premium	521	202,959	203,480	32	207,575	207,607

Amortized Cost	60,351	19,345,238	19,405,589	2,397	22,229,098	22,231,495
Lower of cost-or-market adjustments	—	—	—	(375)	—	(375)
Reserve for Credit Losses	—	(22,396)	(22,396)	—	(22,703)	(22,703)

Carrying Value	$60,351	$19,322,842	$19,383,193	$2,022	$22,206,395	$22,208,417

Loans held-for-investment are primarily residential real estate loans sold to securitization entities and are consolidated on our Consolidated Balance Sheets. Loans acquired for future sale to sponsored securitization entities are also classified as held-for-investment. Loans held-for-sale are those we anticipate selling to third parties other than Redwood-sponsored securitization entities and are reported at the lower of cost or market.
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
The following table provides detail of the activity of our residential real estate loan held-for-sale and held-for-investment portfolios for the three and six months ended June 30, 2005 and 2004.

Residential Real Estate Loans Activity	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Residential Real Estate Loans at beginning of period	$21,493,224	$18,086,505	$22,208,417	$16,239,160
Acquisitions	426,806	2,703,443	1,259,189	5,025,149
Sales (other than to consolidated ABS trusts)	(3,378)	—	(3,378)	—
Principal repayments	(2,525,628)	(859,148)	(4,064,294)	(1,319,482)
Transfers to REO	(642)	—	(1,209)	—
Premium amortization	(8,937)	(13,992)	(15,973)	(25,508)
Credit provision	1,494	(1,233)	187	(3,744)
Net recognized gains and valuation adjustments	254	—	254	—

Residential Real Estate Loans at end of period	$19,383,193	$19,915,575	$19,383,193	$19,915,575

Our goal is to sell all of the residential real estate loans we acquire to securitization entities that finance their purchases of loans from us through the issuance of ABS. During the period we accumulate loans for securitization, we fund these loans with equity and with short-term borrowings sourced through various whole loan-financing facilities available to us.
The table below presents information regarding residential real estate loans pledged under our borrowing agreements.
Residential Real Estate Loans as Collateral
(in thousands)

	June 30, 2005		December 31, 2004
	Face Value	Carrying Value	Face Value	Carrying Value
Unpledged	$89,030	$89,850	$3,618	$3,288
Pledged for Redwood debt	208,591	209,919	188,707	190,207
Owned by securitization entities, financed through the issuance of ABS	18,904,488	19,083,424	21,831,563	22,014,922

Total Value	$19,202,109	$19,383,193	$22,023,888	$22,208,417

Residential Home Equity Lines of Credit (HELOCs)
There were $0.1 million HELOC purchases during the three and six months ended June 30, 2005. We acquired $335 million HELOC’s during the three and six months ended June 30, 2004. There were no sales during these periods to unrelated third parties. These HELOCs are indexed to the prime rate and were sold (or we intend to sell) to a securitization entity that, in turn, issued (or will issue) ABS. The table below represents the carrying value of consolidated HELOCs.
HELOCs Carrying Value
(in thousands)

	June 30, 2005	December 31, 2004
	Held-for-Investment	Held-for-Investment
Current face	$241,278	$288,954
Unamortized premium	6,657	8,087

Amortized cost	247,935	297,041
Reserve for credit losses	(563)	(693)

Carrying value	$247,372	$296,348

Our goal is to sell the HELOCs we accumulate to securitization entities that raise the proceeds necessary through the issuance of ABS. As of June 30, 2005 and December 31, 2004, substantially all consolidated HELOCs were owned by our securitization entities.

Residential Loan Credit-Enhancement Securities
The residential loan credit-enhancement securities shown on our Consolidated Balance Sheets include non-rated, B-rated, and BB-rated securities acquired from securitizations sponsored by others. Our residential loan CES provided some level of credit enhancement on $164 billion and $126 billion high-quality residential real estate loans securitized by entities not sponsored by us as of June 30, 2005 and December 31, 2004, respectively.
Residential Loan CES Carrying Value
(in thousands)

	June 30, 2005	December 31, 2004
	Securities Available-	Securities
	for-Sale	Available-for-Sale
Current face	$1,103,737	$933,772
Unamortized discount	(96,488)	(108,141)
Portion of discount designated as credit protection	(404,180)	(342,706)

Amortized cost	603,069	482,925
Gross unrealized gains	109,026	84,390
Gross unrealized losses	(5,900)	(5,657)

Carrying value	$706,195	$561,658

As a result of the concentrated credit risk associated with CES, we are generally able to acquire these securities at a discount to their face (principal) value. A portion of this discount is designed as credit protection and the remainder is accreted into income over the remaining life of the security.
The amount of designated credit protection equals the amount of credit losses within the underlying loan pool that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. Quarterly, we complete our assessments on each individual underlying loan pool and determine the appropriate level of credit protection required for each security we own. The designated credit protection is specific to each residential loan CES.
The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the three and six months ended June 30, 2005 and 2004.

Residential Loan CES Unamortized Discount and Designated Credit Protection
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance of unamortized discount	$89,405	$110,994	$108,141	$123,329
Amortization of discount	(7,775)	(8,847)	(16,502)	(17,485)
Calls, sales, and other	(2,634)	(8,505)	(15,542)	(23,417)
Re-designation of credit protection to discount	23,518	18,888	24,773	28,430
Acquisitions	(6,026)	9,278	(4,382)	10,951

Ending balance of unamortized discount	$96,488	$121,808	$96,488	$121,808

Beginning balance of designated credit protection	$365,998	$216,924	$342,706	$200,970
Realized credit losses	(578)	(1,706)	(1,801)	(1,809)
Calls, sales and other	(1,736)	(3,991)	(11,348)	(6,600)
Re-designation of credit protection to discount	(23,518)	(18,888)	(24,773)	(28,430)
Acquisitions	64,014	43,196	99,396	71,404

Ending balance of designated credit protection	$404,180	$235,535	$404,180	$235,535

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
For the three and six months ended June 30, 2005, we recognized losses due to other-than-temporary impairment of $0.1 million. For the three and six months ended June 30, 2004, we recognized losses due to other-than-temporary impairments of $2.6 million and $3.2 million, respectively. These losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.
Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated residential loan CES as of June 30, 2005. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.
Residential Loan CES with Unrealized Losses as of June 30, 2005
(in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized		Unrealized
	Value	(Losses)	Value	(Losses)	Fair Value	(Losses)

Residential loan credit-enhancement securities	$129,684	$(5,742)	$4,449	$(158)	$134,133	$(5,900)

The following table provides detail of the activity in our residential CES portfolio for the three and six months ended June 30, 2005 and 2004.

Residential Loan CES Activity	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Residential CES at beginning of period	$611,394	$374,616	$561,658	$378,727
Acquisitions	87,849	75,027	155,658	112,635
Sales (other than to consolidated ABS trusts)	—	—	(27,293)	(22,416)
Principal repayments (including calls)	(20,400)	(46,997)	(44,332)	(81,637)
Discount amortization	7,775	8,847	16,502	17,484
Net unrealized balance sheet gains (losses)	15,207	18,141	24,393	7,341
Net recognized gains and valuation adjustments	4,370	12,605	19,609	30,105

Residential Loan CES at end of period	$706,195	$442,239	$706,195	$442,239

Of the $20 million and $44 million of principal pay downs in the three and six months ended June 30, 2005, $9 million and $23 million, respectively, represented calls of the securities in accordance with the original issue provisions of individual securitization entities. Of the $47 million and $82 million of principal pay downs in the three and six months ended June 30, 2004, $31 million and $56 million, respectively, represented calls of securities.
We generally fund the first-loss interests of residential CES with equity capital. We generally sell the third-loss interests (and some of the second-loss interests) of the residential loan CES we acquire to securitization entities (Acacia) that re-securitize these assets by issuing ABS. Prior to sale to Acacia, we may fund some of the securities acquired on a temporary basis with short-term borrowings through various financing facilities available to us (see Note 6).
The table below presents information regarding our residential CES pledged under borrowing agreements and securitizations.

Residential Loan CES as Collateral
(in thousands)	June 30, 2005	December 31, 2004
Unpledged	$381,477	$350,756
Pledged for Redwood debt	87,582	—
Owned by securitization entities, financed through issuance of ABS	237,136	210,902

Total Carrying Value	$706,195	$561,658

Commercial Real Estate Loans
Commercial real estate loans represent first or second lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment may represent junior participations in first lien interests where we provide credit enhancement to a senior interest.

Commercial Real Estate Loans Carrying Value	June 30, 2005			December 31, 2004
(in thousands)	Held-	Held-for-		Held-	Held-for-
	for-Sale	Investment	Total	for-Sale	Investment	Total

Current face	$—	$51,778	$51,778	$—	$65,598	$65,598
Unamortized (discount) premium	—	(1,843)	(1,843)	—	(2,478)	(2,478)
Portion of discount designated as credit protection	—	(8,141)	(8,141)	—	(8,141)	(8,141)
Lower of cost-or-market adjustments	—	—	—	—	—	—
Reserve for credit losses	—	—	—	—	(500)	(500)

Carrying Value	$—	$41,794	$41,794	$—	$54,479	$54,479

The following table provides detail of the activity of our commercial real estate loan portfolio for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
Commercial Real Estate Loans Activity	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Commercial real estate loans at beginning of period	$56,604	$22,177	$54,479	$22,419
Acquisitions	—	17,066	6,732	17,066
Principal payments	(3,769)	(3,233)	(9,036)	(3,278)
Net premium amortization	(99)	(102)	(129)	(224)
Reversal of provisions for credit losses	—	—	185	—
Sales (other than to consolidated ABS trusts)	(11,192)	(2,339)	(11,192)	(2,339)
Net recognized gains and valuation adjustments	250	(23)	755	(98)

Commercial real estate loans at end of period	$41,794	$33,546	$41,794	$33,546

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

Commercial Real Estate Loans as Collateral
(in thousands)	June 30, 2005		December 31, 2004
		Carrying		Carrying
	Face Value	Value	Face Value	Value

Unpledged	$15,381	$7,114	$40,868	$32,119
Pledged for Redwood debt	9,000	8,710	—	—
Owned by securitization entities, financed through issuance of ABS	27,397	25,970	24,730	22,360

Total carrying value	$51,778	$41,794	$65,598	$54,479

Securities Portfolio
Securities portfolio assets represent investment-grade security interests in prime residential loans, sub-prime residential loans, commercial real estate loans, second lien residential loans, CDO’s, and corporate REIT debt securities. Also included in this portfolio are commercial loan CES and non-rated interests in CDO’s.

	June 30, 2005	December 31, 2004
Securities Portfolio Carrying Value	Securities	Securities
(in thousands)	Available-for-Sale	Available-for-Sale
Current face	$1,743,387	$1,424,563
Unamortized discount	(118,751)	(73,881)
Unamortized premium	5,104	5,548
Unamortized premium – interest-only certificates	18,410	21,682

Amortized cost	1,648,150	1,377,912
Gross unrealized gains	35,027	21,774
Gross unrealized losses	(4,943)	(5,111)

Carrying value	$1,678,234	$1,394,575

Other-than-temporary impairments for the three and six months ended June 30, 2005 totaled $1.7 million and $2.0 million, respectively. These impairments totaled $1.2 million for both the three and six months ended June 30, 2004. These are included as part of net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a temporary decline in market values.
The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of June 30, 2005. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds, and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

Securities Portfolio with Unrealized Losses as of June 30, 2005
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Securities portfolio	$249,378	$(2,537)	$126,757	$(2,406)	$376,135	$(4,943)
The table below provides detail of the activity in our securities portfolio for the three and six months ended June 30, 2005 and 2004.

Securities Portfolio Activity	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Securities Portfolio at beginning of period	$1,533,947	$936,646	$1,394,575	$844,714
Acquisitions	156,182	192,700	337,389	278,978
Sales (other than to consolidated ABS trusts)	(3,012)	(8,333)	(15,374)	(8,475)
Principal repayments	(22,333)	(10,069)	(49,403)	(19,876)
Net premium amortization	(195)	(705)	(489)	(1,189)
Net unrealized balance sheet gains (losses)	15,292	(14,560)	13,423	1,514
Net recognized gains (losses) and valuation adjustments	(1,647)	(211)	(1,887)	(198)

Securities Portfolio at end of period	$1,678,234	$1,095,468	$1,678,234	$1,095,468

The following table presents information on the types of securities consolidated on our balance sheets as of June 30, 2005 and December 31, 2004.

Securities Portfolio Asset Types
(in thousands)	June 30, 2005	December 31, 2004
Commercial real estate	$299,421	$243,141
Residential prime	545,504	400,047
Residential sub prime	486,176	428,610
Residential second lien	124,450	131,197
Manufactured housing	14,779	14,016
Corporate REIT debt	64,496	64,479
Real estate CDOs	143,408	113,085

Total securities portfolio	$1,678,234	$1,394,575

At June 30, 2005, non-investment grade securities totalled $152 million, including commercial real estate securities ($140 million, of which $23 million were non-rated and $6 million was an interest in a re-REMIC), manufactured housing securities ($6 million), and real estate CDOs ($6 million). At December 31, 2004, non-investment grade securities in this portfolio totalled $101 million, including commercial real estate securities ($84 million, of which $8 million were non-rated and $6 million was an interest in a re-REMIC) and corporate REIT debt ($8 million), manufactured housing securities ($6 million), and real estate CDOs ($3 million).

The bulk of the securities we acquire are subsequently sold to securitization entities (Acacia) that finance their purchases through resecuritization (the issuance of ABS). While we are accumulating securities prior to resecuritization, we may finance some of these securities with short-term borrowings through various financing facilities. The table below presents information regarding our consolidated securities portfolio securities pledged under borrowing agreements and securitizations.

Securities Portfolio as Collateral
(in thousands)	June 30, 2005	December 31, 2004
Unpledged	$98,065	$107,970
Pledged for Redwood debt	139,055	21,283
Owned by securitization entities, financed through the issuance of ABS	1,441,114	1,265,322

Total Carrying Value	$1,678,234	$1,394,575

Net Recognized Gains and Valuation Adjustments
Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains and valuation adjustments reported in income during the three and six months ended June 30, 2005 and 2004.

Net Recognized Gains and Valuation Adjustments	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Realized gains on calls:
Residential loan CES	$4,391	$15,246	$11,939	$27,062
Securities portfolio	30	—	30	—
Realized gains on sales:
Residential real estate loans	254	—	254	—
Commercial real estate loans	250	(23)	755	(23)
Residential loans CES	—	—	7,725	6,242
Securities portfolio	12	994	129	1,007
Valuation adjustments — Impairment:
Residential loans CES	(21)	(2,641)	(55)	(3,199)
Securities portfolio	(1,689)	(1,205)	(2,046)	(1,205)
Lower-of-cost-or-market (LOCOM) valuation adjustments on real estate loans:
Residential real estate loans	—	—	—	—
Commercial real estate loans	—	—	—	(75)
Gains (losses) on interest rate agreements	(182)	(113)	(674)	(114)

Net recognized gains and valuation adjustments	$3,045	$12,258	$18,057	$29,695

NOTE 4. RESERVES FOR CREDIT LOSSES
We establish and maintain credit reserves that we believe represent probable credit losses in our consolidated residential and commercial real estate loans held for investment as of the date of the financial statements. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets. The following table summarizes the activity in reserves for credit losses for the three and six months ended June 30, 2005 and 2004.
Delinquencies in our consolidated residential real estate loan portfolio were $17 million and $13 million, respectively, as of June 30, 2005 and December 31, 2004. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loan portfolio, delinquencies remained at low levels relative to residential real estate loans in the U.S., and stood at 0.09% and 0.06% of our current loan balances as of June 30, 2005 and December 31, 2004, respectively. Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the three and six months ended June 30, 2005 and 2004.

Residential Real Estate Loans	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$23,856	$18,847	$22,703	$16,336
Reversal of (provision for) credit losses	(1,494)	1,233	(187)	3,744
Net recoveries (charge-offs)	34	—	(120)	—

Balance at end of period	$22,396	$20,080	$22,396	$20,080

     Delinquencies in our HELOC portfolio totaled $0.4 million, or 0.15% of the outstanding balance as of June 30, 2005, and totaled $0.3 million, or 0.10% of the outstanding balance as of December 31, 2004. The following table summarizes the activity in reserves for credit losses for our HELOCs for the three and six months ended June 30, 2005 and 2004.

HELOCs	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$596	$—	$693	$—
Reversal of (provision for) credit losses	(33)	267	(130)	267
Charge-offs	—	—	—	—

Balance at end of period	$563	$267	$563	$267

     We had no delinquent or impaired commercial real estate loans as of June 30, 2005 and December 31, 2004. The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the three and six months ended June 30, 2005 and 2004.

Commercial Real Estate Loans	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$—	$500	$500	$500
Reversal of (provision for) credit losses	—	—	(185)	—
Charge-offs	—	—	(315)	—

Balance at end of period	$—	$500	$—	$500

NOTE 5. INTEREST RATE AGREEMENTS
We report our interest rate agreements at fair value as determined using third-party models and confirmed by Wall Street dealers. As of June 30, 2005, the net fair value of our interest rate agreements was $9.6 million. As of December 31, 2004, the net fair value of interest rate agreements was $15.0 million. Our total unrealized gain included in accumulated other comprehensive income on interest rate agreements was $4.2 million at June 30, 2005 and $10.0 million at December 31, 2004.

The following table shows the aggregate fair value of our interest rate agreements as of June 30, 2005 and December 31, 2004.

Interest Rate Agreements	June 30, 2005			December 31, 2004
(in thousands)		Notional	Credit		Notional	Credit
	Fair Value	Amount	Exposure	Fair Value	Amount	Exposure

Trading Instruments
Interest rate caps purchased	$1,254	$113,400	—	$1,861	$105,400	$—

Interest rate caps sold	(221)	(65,000)	—	(440)	(65,000)	—

Interest rate corridors purchased	—	1,213,610	—	63	1,340,331	—

Cash Flow Hedges
Interest rate swaps	8,536	8,139,599	—	13,536	11,081,719	280

Total Interest Rate Agreements	$9,569	$9,401,609	—	$15,020	$12,462,450	$280

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
Certain of our interest rate agreements accounted for as cash flow hedges were terminated prior to the completion of the forecasted transactions. In these cases, if the forecasted transaction is still likely to occur, we realize any gain or loss of the closed transactions initially through accumulated other comprehensive income. During the period the forecasted transaction does occur, we reclassify amounts from accumulated other comprehensive income to our Consolidated Statements of Income. Of the $4.2 million in accumulated other comprehensive income at June 30, 2005, $0.6 million was associated with closed transactions and $0.2 million of this amount will be recognized as interest expense on our Consolidated Statements of Income in the next twelve months. In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we immediately recognize the gain or loss through our Consolidated Statements of Income. There were no such instances in the three and six months ended June 30, 2005 and 2004.
The net ineffective portion of hedges represents amounts recorded in interest expense to the extent our interest rate agreements accounted as cash flow hedges are ineffective related to the hedged transaction. We use the dollar-offset method to determine the amount of ineffectiveness recorded in the Consolidated Statements of Income. We anticipate having some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly. For the three and six months ended June 30, 2005, the amount of ineffectiveness was $0.4 million and $0.1 million of expense, respectively. For the three and six months ended June 30, 2004, the amount of such ineffectiveness was $0.2 million and $0.4 million of expense, respectively.

The following table depicts the interest income (expense) and net recognized gains (losses) and valuation adjustments activity for the three and six months ended June 30, 2005 and 2004 for our interest rate agreements.
Interest Rate Agreements

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Realized net loss reclassified from other comprehensive income	$(81)	$(261)	$(198)	$(648)
Realized net gains (losses) due to net ineffective portion of hedges	(441)	(154)	(45)	(364)
Net cash payment (receipt) on Interest Rate Swaps	1,397	(5,566)	2,587	(9,929)

Total	$875	$(5,981)	$2,344	$(10,941)

Net Recognized Gains (Losses) and Valuation Adjustments

(in thousands)

Realized net gains (losses) on trading instruments	$(182)	$(113)	$(674)	$(114)

NOTE 6. SHORT-TERM DEBT
Redwood debt is currently all short-term debt. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance assets under accumulation for future sale to securitization entities. The table below summarizes Redwood debt by collateral type as of June 30, 2005 and December 31, 2004.

Redwood Debt (in thousands)	June 30 , 2005			December 31, 2004
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amount	Interest	Days Until	Amount	Interest	Days Until
	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity
Residential real estate loan collateral	$205,046	3.81%	173	$181,999	2.92%	126
Commercial real estate loan collateral	8,840	5.56%	14	—	—	—
Residential loan credit-enhancement securities collateral	98,833	4.46%	14	—	—	—
Securities portfolio collateral	140,110	4.33%	14	21,282	4.05%	69

Total Redwood debt	$452,829			$203,281	3.03%	120

For the three and six months ended June 30, 2005, the average balance of Redwood debt was $0.2 billion with a weighted-average interest cost of 3.37% and 3.69%, respectively. For the three and six months ended June 30, 2004, the average balance of Redwood debt was $0.5 billion with a weighted average cost of 1.85% and 2.05%, respectively. At June 30, 2005 and December 31, 2004, accrued interest payable on Redwood debt was $1.5 million and $0.1 million, respectively.

As of June 30, 2005 and December 31, 2004, Redwood’s debt had the following remaining maturities.

Redwood Debt
(in thousands)	June 30, 2005	December 31, 2004

Within 30 days	$247,783	$868
31 to 90 days	—	115,841
Over 90 days	205,046	86,572

Total Redwood debt	$452,829	$203,281

We have uncommitted facilities available with several banks and major investment banking firms for financing residential and commercial real estate securities and loans. The table below summarizes the outstanding balances as of June 30, 2005 and December 31, 2004 by collateral type.

Redwood Debt
(in thousands)	June 30, 2005
	Number of
Facilities by Collateral	Facilities	Outstanding	Limit	Maturity
Real Estate Loans	4	$213,886	$1,600,000	8/05-3/06
Real Estate Securities	3	238,943	410,000	7/05-8/05

Total Facilities	7	$452,829	$2,010,000

	December 31, 2004
	Number of
Facilities by Collateral	Facilities	Outstanding	Limit	Maturity
Real Estate Loans	4	$181,999	$1,600,000	3/05-10/05
Real Estate Securities	3	21,282	410,000	3/05-8/05

Total Facilities	7	$203,281	$2,010,000

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
In March 2005, we formed Madrona Residential Funding, LLC (“Madrona”) a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/P1 rated commercial paper. Madrona is authorized to accumulate up to $1.5 billion of loans at any time and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There will be a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. This facility has a three-year term. There has been no activity in Madrona to date; we anticipate issuing our first series of commercial paper later this year.
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
The components of ABS issued by consolidated securitization entities as of June 30, 2005 and December 31, 2004, along with other selected information, are summarized in the table below. The bulk of the ABS is indexed to one or six-month LIBOR. A lesser amount of the ABS are fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) or are fixed for their entire term. Some of the ABS Interest-Only (IO) securities issued have a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity.

Asset-Backed Securities Issued
(in thousands)	June 30, 2005	December 31, 2004
Sequoia ABS issued – certificates with principal value	$18,673,277	$21,681,229
Sequoia ABS issued – interest-only certificates	186,018	210,385
Acacia ABS issued	1,920,481	1,691,592
Commercial ABS issued	4,250	9,523
Unamortized premium on ABS	30,525	37,433

Total consolidated ABS issued	$20,814,551	$23,630,162

Range of weighted average interest rates, by series – Sequoia	3.23% to 5.66%	2.22% to 5.54%
Stated Sequoia maturities	2007-2035	2007-2035
Number of Sequoia series	41	39
Range of weighted average interest rates, by series – Acacia	3.51%-4.29%	2.69% to 3.35%
Stated Acacia maturities	2018-2045	2018-2040
Number of Acacia series	7	6
Weighted average interest rates – Commercial	12.00%	9.08%
Stated commercial maturities	2009	2005 and 2009
Number of commercial series	1	2
The following table summarizes the accrued interest payable on ABS issued as of June 30, 2005 and December 31, 2004.

Accrued Interest Payable on Asset-Backed Securities Issued
(in thousands)	June 30, 2005	December 31, 2004
Sequoia	$30,567	$28,879
Acacia	10,680	6,025
Commercial	43	65

Total accrued interest payable on ABS issued	$41,290	$34,969

The ABS issued by securitization entities sponsored by us are collateralized by residential and commercial real estate loans and securities. The ABS collateralized by residential real estate loans (and some residential securities) are typically securitized through entities with the brand name Sequoia. The residential real estate loan collateral consists primarily of adjustable-rate and hybrid, conventional, 25- or 30-year residential real estate loans secured by first liens on one- to four-family residential properties. The residential home equity line of credit collateral consists of adjustable-rate first and second lien residential loans with a ten-year revolving period and a maturity from origination of ten years. The ABS issued that are collateralized by residential and commercial real estate securities and commercial real estate loans are typically issued through entities with the brand name Acacia. Other ABS collateralized by commercial loans are issued on an individual basis. For financial reporting purposes the assets and liabilities of these entities are consolidated on our balance sheets.
During the three and six months ended June 30, 2005, Sequoia entities issued $0.4 billion and $1.1 billion, respectively, of Sequoia ABS to fund Sequoia’s acquisitions of residential real estate loans from us. During the three and six months ended June 30, 2004, Sequoia entities issued $2.6 billion and $4.8 billion, respectively. During the three and six months ended June 30, 2005, Sequoia did not issue any ABS secured by interest-only certificates that we had retained from prior Sequoia securitizations. During the three and six months ended June 30, 2004, Sequoia entities issued $0 and $0.2 billion of ABS secured by interest-only securities, respectively.
During the three and six months ended June 30, 2005, an Acacia entity issued $0 and $300 million of Acacia ABS, respectively. During the three and six months ended June 30, 2004, Acacia issued $300 million of Acacia ABS.

During the three and six months ended June 30, 2005, we issued $0 and $4.3 million of commercial ABS, respectively and paid off commercial ABS in full of $5.5 million and $9.5 million, respectively. No commercial ABS issuances or payoffs occurred during the three and six months ended June 30, 2004.
The carrying value components of the collateral for ABS issued are summarized as follows:

Collateral for Asset-Backed Securities Issued
(in thousands)	June 30, 2005	December 31, 2004
Residential real estate loans held-for-investment	$19,083,424	$22,014,922
Residential home equity lines of credit held-for-investment	247,245	296,348
Residential loan CES available-for-sale	237,136	210,902
Securities portfolio securities available-for-sale	1,441,114	1,265,322
Real estate owned (REO)	557	—
Restricted cash owned by consolidated securitization entities	44,149	35,740
Accrued interest receivable	80,184	65,951
Commercial real estate loans held-for-investment	25,970	22,360

Total collateral for ABS issued	$21,159,779	$23,911,545

NOTE 8. TAXES
As a REIT, Redwood can deduct dividends paid from REIT taxable income, and thus effectively reduce or eliminate corporate-level income taxes. However, a REIT can retain up to 10% of its REIT taxable income and still maintain its REIT status. We currently plan to retain up to 10% of our 2005 REIT ordinary taxable income and will be subject to corporate level income taxes on this retained income for the 2005 calendar tax year.
Our provision for corporate income taxes for the REIT for the three and six months ended June 30, 2005 was $1.8 million and $3.3 million, respectively. The provision was $1.2 million and $3.0 million for the three and six months ended June 30, 2004, respectively. This provision is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be permanently retained for each year.
Holdings, Redwood’s taxable subsidiary, is subject to corporate income taxes on its taxable income. Our current Federal tax provision for corporate income tax for Holdings for the three and six months ended June 30, 2005, was $0.6 million and $1.0 million, respectively. No current Federal tax provision for Holdings was recorded for the three and six months ended June 30, 2004 — the federal tax provisions for these periods were reduced to zero through the utilization of Federal net operating loss carry-forwards (NOL’s). Federal NOL’s were fully utilized during the year ended December 31, 2004. The state provision for corporate income taxes for Holdings for the three and six months ended June 30, 2005 was $0.3 million and $0.7 million, respectively. The state tax provision for the three and six months ended June 30, 2004 was $0.3 million and $0.4 million, respectively. Holdings has state NOL’s and these reduced the tax provisions for both the three and six months ended June 30, 2005 and 2004. At June 30, 2005 and December 31, 2004, state NOL’s were $9.6 million and $10.0 million, respectively.
Holdings recorded a net deferred tax provision for the three and six months ended June 30, 2005 of $1.4 million and $3.8 million, respectively, as a result of the build up of deferred tax assets attributable to GAAP/tax securitization gain temporary differences and the utilization of prior period deferred tax assets. For both the three and six months ended June 30, 2004, a $5.2 million deferred tax benefit was recorded as we recognized on a one time basis the value of our remaining net operating losses.
As a result of current and deferred tax provisions, we recognized a total net tax provision of $4.1 million and $8.7 million for the three and six months ended June 30, 2005, respectively. We recognized a total net tax benefit of $3.7 million and $1.8 million for the three and six months ended June 30, 2004, respectively. The following table summarizes the tax provisions for Redwood and Holdings for the three and six months ended June 30, 2005 and 2004.

Net Tax Provision	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Current Tax Provision:
REIT	$1,830	$1,245	$3,280	$2,976
Holdings	870	264	1,700	413

Total current tax provision	$2,700	$1,509	$4,980	$3,389

Deferred tax provision/(benefit):
REIT	—	—	—	—
Holdings:
Net decrease in deferred tax assets	1,354	(5,180)	3,751	(5,180)

Total deferred tax provision	1,354	(5,180)	3,751	(5,180)

Total tax provision	$4,054	$(3,671)	$8,731	$(1,791)

As of June 30, 2005 and December 31, 2004, Holdings had the following deferred tax asset and liability balances.

Deferred Tax Assets/(Liabilities)
(in thousands)	June 30, 2005	December 31, 2004

Net operating loss carry forward — Federal	$—	$—
Net operating loss carry forward — State	689	721
Real estate assets	369	315
Gains from Sequoia securitizations	5,763	9,536

Total deferred tax assets	$6,821	10,572
Valuation allowance	—	—

Total benefited deferred tax assets	$6,821	$10,572

Deferred tax liabilities	—	—
Net deferred tax assets	$6,821	$10,572

Under the Internal Revenue Code, a dividend declared by a REIT in October, November, or December of a calendar year and payable to stockholders of record as of a specified date in such year will be deemed to have been paid by the REIT and received by the stockholders on the last day of that calendar year, provided the dividend is actually paid before February 1st of the following calendar year, and provided that the REIT has any remaining undistributed REIT taxable income on the record date. Therefore, the regular dividends declared in the fourth quarter of 2004 that were paid in January 2005 are considered taxable income to stockholders in 2004 (the year declared).
Similar to 2004, our 2005 dividend distributions declared before December 31, 2005 and distributed on or before January 31, 2006, are expected to be less than 85% of our estimated 2005 REIT taxable income. This will result in a 4% excise tax provision on the shortfall. Thus, for the three and six months ended June 30, 2005, we provided for excise tax of $0.3 million and $0.6 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. For the three and six months ended June 30, 2004, excise tax totaled $0.2 million and $0.5 million, respectively. As of June 30, 2005 and December 31, 2004, accrued excise tax payable was $0.6 million and $0.5 million, respectively, and was reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. These fair value estimates generally incorporate discounted future cash flows at current market discount rates for comparable investments. We validate many of our fair value estimates on a quarterly basis by obtaining fair value estimates from dealers who make a market in these financial instruments. We believe the estimates we use reasonably reflect the values we may be able to receive should we choose to sell them. Many factors must be considered in order to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.
The following table presents the carrying values and estimated fair values of our financial instruments as of June 30, 2005 and December 31, 2004.

Fair Value of Financial Instruments	June 30, 2005		December 31, 2004
(in thousands)	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Assets
Real Estate Loans
Residential: held-for-investment	$19,322,842	$19,324,449	$22,206,395	$22,395,296
Residential: held-for-sale	$60,351	$60,480	$2,022	$2,022
HELOC: held-for-investment	$247,372	$249,117	$296,348	$297,623
Commercial: held-for-investment	$41,794	$43,108	$54,479	$55,258
Real Estate Loan Securities
Residential loan credit-enhancement portfolio: available-for-sale	$706,195	$706,195	$561,658	$561,658
Securities Portfolio: available-for-sale	$1,678,234	$1,678,234	$1,394,575	$1,394,575
Interest Rate Agreements	$9,570	$9,570	$15,020	$15,020
Cash and Cash Equivalents	$72,193	$72,193	$57,246	$57,246
Restricted Cash	$47,460	$47,460	$36,038	$36,038
Liabilities
Redwood debt	$452,829	$452,829	$203,281	$203,281
ABS issued	$20,814,551	$20,848,116	$23,630,162	$23,701,977
We estimate fair value of certain assets, liabilities, and interest rate agreements using available market information and other appropriate valuation methodologies. The methodologies include available market quotes, present value of discounted expected future cash flows, third-party bid indications and market data, and current fair value appraisals of the underlying collateral. These methodologies are described below.
•	Real estate loans
•	Residential and HELOC loans fair values are determined by available market quotes from third party broker/dealers and discounted cash flow analyses.

•	Commercial loans fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.
•	Real estate securities
•	Residential credit enhancement portfolio and securities portfolio fair values are determined by discounted cash flow analyses confirmed by third party dealer pricing indications and other valuation techniques using market pricing assumptions.
•	Interest rate agreements
•	Fair values are determined by third party vendor modeling software and information from dealers active in the derivatives markets.
•	Cash and cash equivalents
•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair value equals carrying value.
•	Restricted Cash
•	Includes interest earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair value equals carrying value.

•	Redwood debt
•	All Redwood debt is adjustable and matures within one year; fair values equal face values.
•	Asset-backed securities issued
•	Fair values are determined by discounted cash flow analyses confirmed by third party dealer pricing indications and other valuations techniques.
NOTE 10. STOCKHOLDERS’ EQUITY
Stock Option Plan
In March 2004, we amended the previously approved 2002 Redwood Trust, Inc. Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2004. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten-years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three- or four-year period. Non-employee directors are automatically provided annual awards under the Plan. The Plan has been designed to permit the Compensation Committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. As of June 30, 2005 and December 31, 2004, 583,069 and 614,608 shares of common stock, respectively, were available for grant.
ISOs
Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of June 30, 2005 and December 31, 2004, 551,697 ISOs had been granted. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.
DERs
Redwood has granted certain stock options that accrue and pay stock or cash DERs. Stock DERs represent shares of stock that are issuable when the holders exercise the underlying stock options, the amount of which is based on prior dividends paid per share on common stock and the market value of the stock on the various dividend payable dates. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As of June 30, 2005, 5,340 options remained that are considered variable stock awards. For the three and six months ended June 30, 2005, we recognized variable stock option expense of $2,000 and income of $0.1 million, respectively, on these stock options. For the three and six months ended June 30, 2004, we recognized variable stock option income of $0.6 million and variable stock option expense of $0.8 million, respectively. Cash DERs per applicable option are cash payments made that are equal to the dividends paid in common stock per share. These expenses are included in operating expenses in our Consolidated Statements of Income. For the three and six months ended June 30, 2005, we accrued cash and stock DER expenses of $1.8 million and $3.6 million, respectively. For the three and six months ended June 30, 2004, we accrued cash and stock DER expenses of $3.0 million and $5.6 million, respectively.
As of June 30, 2005 and December 31, 2004, there were 384,726 and 387,404 unexercised options with stock DERs, respectively. As of June 30, 2005 and December 31, 2004, there were 1,158,940 and 1,176,010 unexercised options with cash DERs, respectively. Options with cash DERs are participating securities under EITF 03-6 and were determined to be antidilutive in all reported periods. As of June 30, 2005 and December 31, 2004, there were 58,374 and 61,050 unexercised options with no DERs, respectively.

     A summary of the status of the Plan and changes during the three and six months ended June 30, 2005 and 2004 are presented below.

	Three Months Ended June 30,
	2005		2004
		Weighted Average		Weighted Average
Stock Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

Outstanding options at beginning of period	1,612,435	$31.88	1,648,843	$28.56
Options granted	1,601	$52.20	20,000	$49.14
Options exercised	(6,905)	$28.67	(13,752)	$23.46
Options forfeited	(10,392)	$47.13	(5,512)	$32.01
Stock dividend equivalent rights earned	5,301	—	7,419	—

Outstanding options at end of period	1,602,040	$31.71	1,656,998	$28.71

Options exercisable at period-end	1,160,054		1,155,504

Weighted average fair value of options granted during the period	$52.20		$49.14

	Six Months Ended June 30,
	2005		2004
		Weighted Average		Weighted Average
Stock Options Activity	Shares	Exercise Price	Shares	Exercise Price

Outstanding options at beginning of period	1,624,465	$31.77	1,935,598	$26.48
Options granted	3,601	$51.70	46,698	$55.01
Options exercised	(22,545)	$18.91	(327,083)	$18.17
Options forfeited	(13,359)	$43.64	(9,683)	$31.50
Stock dividend equivalent rights earned	9,878	—	11,468	—

Outstanding options at end of period	1,602,040	$31.71	1,656,998	$28.71

Options exercisable at period-end	1,160,054		1,155,504

Weighted average fair value of options granted during the period	$51.70		$55.01

     The following table summarizes information about stock options outstanding at June 30, 2005.

Stock Options
Exercise Prices	Options Outstanding			Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0 to $10	44,119	8.65	—	15,334	—
$10 to $20	356,046	4.18	12.74	356,046	12.74
$20 to $30	462,706	5.39	24.29	341,093	23.46
$30 to $40	269,247	1.96	37.47	261,552	37.49
$40 to $50	99,399	3.27	45.47	97,974	45.51
$50 to $60	369,722	8.65	55.08	87,254	54.09
$60 to $63	801	7.12	62.54	801	62.54

$0 to $63	1,602,040			1,160,054

Restricted Stock
As of June 30, 2005 and December 31, 2004, 3,616 and 5,912 shares, respectively, of restricted stock were outstanding. For the three and six months ended June 30, 2005 and 2004, we did not grant any shares of restricted stock to employees. No restrictions lapsed during the three months ended June 30, 2005. During the six months ended June 30, 2005, restrictions on 1,750 of these shares lapsed. During the three and six months ended June 30, 2004, restrictions on 1,750 and 3,500 of these shares lapsed, respectively. Restrictions on the remaining shares of restricted stock lapse through January 1, 2009.
Restricted Stock Outstanding

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Restricted stock outstanding at the beginning of period	3,831	8,167	5,912	10,003
Restricted stock granted	—	—	—	—
Stock for which restrictions lapsed	—	(1,750)	(1,750)	(3,500)
Restricted stock forfeited	(215)	(93)	(546)	(179)

Restricted stock outstanding at end of period	3,616	6,324	3,616	6,324

Deferred Stock Units
The Incentive Stock Plan allows for the granting of Deferred Stock Units (DSUs). These are discussed below in Executive Deferred Compensation Plan.
Executive Deferred Compensation Plan
In May 2002, our Board of Directors approved the 2002 Redwood Trust, Inc. Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. We may match some deferrals up to certain levels. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the three and six months ended June 30, 2005, deferrals of $0.4 million and $0.7 million, respectively, were made under the EDCP. For the three and six months ended June 30, 2004, deferrals of $0.4 million and $0.7 million were made, respectively. The EDCP allows for the investment of deferrals in either an interest crediting account or deferred stock units. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio. This accrual rate will continue through July 1, 2007 and then be based on references to publicly traded mutual funds or the applicable federal rate (AFR). For deferrals after July 1, 2004, the accrual rate is based on references to publicly traded mutual funds on the AFR. For the three and six months ended June 30, 2005, accrued interest of $0.4 million and $0.7 million was credited to participants under the Plan, respectively. For the three and six months ended June 30, 2004, accrued interest credited totaled $0.2 million and $0.6 million, respectively.

     The following table provides detail on changes in participants’ accounts in the EDCP for the three and six months ended June 30, 2005 and 2004.

EDCP Activity	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Cash Accounts Transfer in of participants’ payroll deductions from the EDCP	$396	$396	$703	$674
Accrued interest earned in EDCP	351	245	694	557
Participant withdrawals	(225)	—	(225)	—

Net change in participants’ equity	$522	$641	$1,172	$1,231

Balance at beginning of period	$5,578	$3,224	$4,928	$2,634
Balance at end of period	$6,100	$3,865	$6,100	$3,865
The following table provides detail on the financial position of the EDCP at June 30, 2005 and December 31, 2004.

Net Assets Available for EDCP Participant
Benefits
(in thousands)	June 30, 2005	December 31, 2004
Cash Accounts
Participants’ payroll deductions receivable	$3,795	$3,286
Accrued interest receivable	2,305	1,642

Net assets available for participant benefits	$6,100	$4,928

DSUs
For the three and six months ended June 30, 2005, 21,773 and 34,564 DSUs, respectively, were granted through deferrals under the Plan as part of employees’ bonuses, and grants to directors, which represented a value of $1.1 million and $1.9 million at the time of grant, respectively. No such grants were awarded during the three and six months ended June 30, 2004.

Deferred Stock Units
(in thousands)	June 30, 2005	December 31, 2004
Value of DSUs at Grant	$6,523	$4,656
Participant forfeitures	(110)	—
Change in Value at Period End since Grant	29	1,066

Net Asset Value at Period End	$6,442	$5,722

	Three Months Ended June 30,
Deferred Stock Units Activity	2005		2004
(in thousands, except unit amounts)	Units	Value	Units	Value
Transfer in of DSUs (value of grants)	21,773	$1,136	—	$—
Change in Valuation during Period	—	45	—	(165)
Participant forfeitures	(1,889)	(110)	—	—

Net Change in Number/Value of DSUs	19,884	$1,071	—	$(165)

Balance at Beginning of Period	104,952	$5,371	25,417	$1,580
Balance at End of Period	124,836	$6,442	25,417	$1,415

	Six Months Ended June 30,
Deferred Stock Units Activity	2005		2004
(in thousands, except unit amounts)	Units	Value	Units	Value
Transfer in of DSUs (value of grants)	34,564	$1,867	—	$—
Change in Valuation during Period	—	(1,037)	—	123
Participant forfeitures	(1,889)	(110)	—	—

Net Change in Number/Value of DSUs	32,675	$720	—	$123

Balance at Beginning of Period	92,161	$5,722	25,417	$1,292
Balance at End of Period	124,836	$6,442	25,417	$1,415
Employee Stock Purchase Plan
In May 2002, our stockholders approved the 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (ESPP), effective July 1, 2002. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in Redwood through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to have up to 15% of their annual gross compensation (including base salary, bonus, and cash DERs, and subject to certain other limitations) withheld to purchase common stock at 85% of its market value. The maximum gross compensation any participant can contribute to the ESPP in any calendar quarter is $6,250. Market value as defined under the ESPP is the lesser of the closing market price of the common stock as of the start of an offering period in the ESPP or the closing market price on the quarterly purchase date. The offering period starts on January 1st of each calendar year and consists of four quarterly purchase periods.
The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of June 30, 2005, 20,544 shares have been purchased. For the three and six months ended June 30, 2005, employees acquired an aggregate of 1,207 and 2,501 shares of common stock, respectively, at an average purchase price of $43.84 and $43.67 per share, respectively. For the three and six months ended June 30, 2004, employees acquired an aggregate of 1,220 and 2,401, shares, at an average price of $43.32 and $43.27 per share, respectively. As of June 30, 2005 and December 31, 2004, there remained a negligible amount of uninvested employee contributions in the ESPP.

Employee Stock Purchase Plan (ESPP)	Three Months Ended June 30,
(in thousands)	2005	2004
Transfer in of participants’ payroll deductions from the ESPP	$53	$54

Cost of common stock issued to participants under the terms of the ESPP	(53)	(53)

Net change in participants’ equity	$—	$1

Balance at beginning of period	—	—
Balance at end of period	$—	$1

Common Stock Repurchases
Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. As of June 30, 2005 and December 31, 2004, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the status of authorized but unissued shares of common stock.
Direct Stock Purchase and Dividend Reinvestment Plan
For the three and six months ended June 30, 2005, we issued 124,801 and 469,556 shares of common stock, respectively, through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $6.3 million and $25.6 million, respectively. For the three and six months ended June 30, 2004 we issued 500,397 and 944,135 shares for total proceeds of $23.7 million and $47.8 million, respectively.

Equity Offerings
For the three and six months ended June 30, 2005, we did not undertake any equity offerings. For the three and six months ended June 30, 2004 we completed one offering and issued 1.2 million shares for net proceeds of $52 million.
Accumulated Other Comprehensive Income
Certain assets are marked to market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of June 30, 2005 and December 31, 2004, we reported net accumulated other comprehensive income of $137.4 million and $105.4 million, respectively. Changes in this account reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, and amortization of realized gains or losses on our interest rate agreements.
     The following table provides reconciliation of accumulated other comprehensive income as of June 30, 2005 and December 31, 2004.

Accumulated Other Comprehensive Income
(in thousands)	June 30, 2005	December 31, 2004
Net unrealized gains on available-for-sale securities:
Residential loan CES	$103,126	$78,733
Securities portfolio	30,084	16,663

Total available-for-sale securities	$133,210	$95,396

Net unrealized gains (losses) on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	4,170	9,961

Total accumulated other comprehensive income	$137,380	$105,357

NOTE 11. COMMITMENTS AND CONTINGENCIES
As of June 30, 2005, we were obligated under non-cancelable operating leases with expiration dates through 2013 for $6.5 million. The majority of the future lease payments are related to the initial ten-year operating lease for our executive offices to which we relocated in 2003. Also included in the future lease commitments below are future lease payments through May 2006 for our former executive offices in Mill Valley that we vacated in 2003. Remaining payments related to this lease are $0.3 million in 2005 and $0.2 million in 2006. This office space is currently being subleased through May 2006. The anticipated sublease payments are not included in the table below.

Future Lease Commitments By Year
(in thousands)	June 30, 2005

2005 (second half)	$714
2006	947
2007	674
2008	702
2009	718
2010 and thereafter	2,705

Total	$6,460

As of June 30, 2005, there were no pending legal proceedings to which we were a party or to which any of our property was subject.
The table below shows our commitments to purchase loans and securities as of June 30, 2005. The loan purchase commitments represent derivative instruments under FAS No. 149. The fair value of these commitments was negligible as of June 30, 2005.

Commitments to Purchase
(in thousands)	June 30, 2005

Residential real estate loans	$7,731
Residential loan CES	—
Securities portfolio securities	17,914

Total	$25,645

NOTE 12. RECENT DEVELOPMENTS
This section provides information on Redwood’s and consolidated subsidiaries’ activity during the third quarter of 2005, through August 4, 2005.
In July 2005, securitization entities sponsored by us issued $300 million ABS through Acacia CDO 8. Various residential and commercial real estate loans and securities are collateral for these ABS issued.
In July 2005, residential loan CES with a principal value of $3 million were called. We will recognize market value gains on these calls of $2 million for GAAP purposes and $1 million for tax purposes in the third quarter of 2005. We also committed to sell $21 million of residential real estate securities for GAAP gains of $7 million and estimate taxable gains of $7 million.
During the third quarter of 2005 (through August 4, 2005), we committed to purchase $194 million residential real estate loans, $27 million residential loan credit-enhancement securities, and $62 million of securities portfolio securities, of which $17 million were non-investment grade commercial real estate loan securities.
During the third quarter of 2005 (through August 4, 2005), we committed to sell $77 million of residential real estate loans for a GAAP and tax gain of $0.1 million. As of June, 30, 2005, we owned $60 million of these loans (and reclassified them from held-for-investment to held-for-sale) and $17 million of the loans we had committed to purchase with a settlement date in the third quarter of 2005.
Average prepayment rates (CPR) for loans underlying our residential CES were slower in July than in the second quarter of 2005. For our securitized residential real estate loans, CPRs were 49% in July, an increase from the 39% CPR these loans averaged in the second quarter of 2005.

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
Summary
Redwood Trust, Inc. is a financial institution located in Mill Valley, California. We invest in, credit-enhance, and securitize residential and commercial real estate loans and securities.
Our primary source of revenue is interest income from the real estate securities we own. This interest income consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on the real estate loans that underlie these securities. In addition, from time to time we earn call income (a form of gain-on-sale income) from residential credit-enhancement securities (CES) and may realize other gains from the sale of assets.
Our consolidated residential real estate loan portfolio includes all of the residential loans that we own temporarily prior to sale to a securitization plus loans that are consolidated onto our balance sheet from ABS securitization entities that have been sponsored by us. Securitizations by our sponsored entities are structured as financings under GAAP and are not accounted for as sales for GAAP reporting purposes – the underlying assets and liabilities are consolidated on Redwood’s income statements and balance sheets. Our consolidated residential real estate loan portfolio consists of “prime” quality residential loans that generally have high-quality characteristics such as relatively low loan-to-value ratios and borrowers with relatively high credit scores (in each case relative to U.S. residential real estate loans as a whole). The majority of these loans are jumbo loans that had loan balances at origination that exceeded the loan limits imposed on Fannie Mae and Freddie Mac, so they were not eligible at origination for purchase or credit-enhancement by these government-sponsored enterprises.
Better than expected credit results on the loans we credit enhance is the primary driver of our continued strong earnings results. Housing prices continue to increase, which reduces our risk of credit loss in the future for our existing assets. Our portfolio of assets as a whole has the ability to generate attractive earnings, cash flows, and dividends in the future, assuming real estate credit losses do not increase materially. Delinquencies on loans in our portfolio remain at historically low levels and credit losses continue to be less than one basis point (0.01%) of our credit-enhanced loans on an annual basis.
Recent changes in interest rates have resulted in a flatter yield curve, causing faster prepayments for adjustable-rate residential loans and a reduced supply of new adjustable-rate loan originations (as homeowners are opting for hybrid-rate and fixed-rate loans). In addition, new forms of adjustable-rate mortgages (negative amortization, “option ARMs” and Moving Treasury Average ARMs) have increased their share of the ARM market, and have increased prepayment rates on the ARM loans we credit-

enhance due to ARM-to-ARM refinancing and other factors. These faster prepayment patterns affect both the residential ARM loans securitized via the Sequoia program and our portfolio of securities backed by ARM loans purchased from other securitization entities not sponsored by us. Overall, we benefit from faster prepayment rates on our net ARM loans and securities.
Faster prepayments for the residential ARM loans for which we have sponsored the securitization through our Sequoia securitization program adversely affected our near-term results of operations. Prepayment rates for these loans averaged 17% CPR in 2004, 25% CPR in the first quarter of 2005, 39% CPR in the second quarter of 2005, and 49% CPR in July 2005. Our net effective premium for GAAP purposes for the $20 billion of loans consolidated on our Consolidated Balance Sheets from Sequoia securitization entities (including HELOCs) was $15 million at June 30, 2005. Our effective net price for these loans for GAAP purposes was 100.08% of principal value, and consists of unamortized purchase premium ($210 million) and deferred ABS issuance costs ($45 million) offset by premiums received from the sale of ABS at a premium ($31 million), premium received from the sale of interest-only ABS ($186 million), and credit reserves ($23 million). Although our effective net premium for GAAP purposes for these loans is low, changes in prepayment rates on these loans can create volatility in our quarterly GAAP net income results because GAAP treatment is not necessarily parallel for the amortization of these largely offsetting premium and discount balances.
Our net effective discount on all residential loans and securities (ARM, fixed, and hybrid) has several asset and liability components. The total net effective discount is $484 million ($20 per share outstanding at June 30, 2005) and consists of purchase premiums ($316 million), and deferred ABS issuance costs ($58 million), less purchase discounts on securities ($214 million), premiums received from the sale of ABS at a premium ($31 million), premiums received from the sale of interest-only ABS ($186 million), and credit reserves on loans and securities ($427 million). We will realize this $484 million net discount as income over time, to the extent it is not diminished by credit losses. With faster prepayments we will realize this discount more quickly. Separately, we also have $93 million ($4 per share) of net effective discount on our commercial real estate loans and securities.
The asset and liability components listed above have different GAAP accounting treatments. These differences in GAAP accounting affect the timing of recognition of income and expense. While overall we believe that we will benefit from faster prepayments over time, our quarter-to-quarter GAAP results could be volatile as a result of GAAP timing differences and other factors.
We saw a small amount of this potential volatility in the second quarter. In some cases this volatility might reflect real long-term economic changes of trends. Alternatively, quarterly earnings volatility might reflect timing differences that will likely reverse over the longer term.
GAAP Earnings
Our GAAP earnings totaled $41 million ($1.62 per share) for the second quarter of 2005, a decrease from the $55 million ($2.58 per share) we earned for the second quarter of 2004. Our earnings, totaled $101 million ($4.04 per share) for the first half of 2005 and $106 million ($5.08 per share) for the first half of 2004.
Our results through the second quarter of 2005 are not as strong as the extraordinary results we achieved during the first half of 2004. Reasons for this include a decrease in gains achieved due to sales and calls of assets, a lower yield on our portfolio of residential credit-enhancement securities (the older, higher-yielding securities have prepaid, been called, or sold), a temporary reduction in net interest income from residential loans and matched ABS issuance as ARM prepayments have increased (caused by differences in the timing of premium amortization for consolidated assets and liabilities), and our cautious approach to investing capital in this environment (maintaining a relatively high level of uninvested cash in 2005). Our earnings are still at a level that we consider attractive — our GAAP return on equity was 17% in the second quarter of 2005 and 22% in the first half of 2005.

Taxable Income
Redwood has elected to be taxed as a REIT. As such, we are not required to pay corporate income taxes on the REIT taxable income that we distribute to stockholders as dividends. We are required to distribute to stockholders as dividends at least 90% of the REIT taxable income (our taxable income excluding income earned in non-REIT taxable subsidiaries) that we earn. Through June 30, 2005, we continued to satisfy our dividend distribution requirements as a REIT. Our regular dividend during both the first quarter and second quarter of 2005 was $0.70 per share.
Taxable income is the pre-tax income we earn calculated using methods appropriate for tax purposes. Taxable income often may differ significantly from GAAP income; a reconciliation of the two is provided later in this Form 10-Q.
For the second quarter of 2005, we earned an estimated $41 million ($1.66 per share) total taxable income (pre-tax income as calculated for tax purposes), of which an estimated $39 million ($1.59 per share) was real estate investment trust (REIT) taxable income.
For the first half of 2005, we earned an estimated $87 million ($3.55 per share) total taxable income (pre-tax income as calculated for tax purposes), of which an estimated $84 million ($3.43 per share) was real estate investment trust (REIT) taxable income.
Taxable income before stock option exercise deductions and gains on sale and call income was $1.47 per share in the second quarter of 2005, an increase from the $1.25 per share we earned in the first quarter of 2005 and a decrease from the $2.19 per share we earned in the second quarter of 2004, as calculated on a similar basis. Taxable income before stock option exercise deductions and gains on sale and call income was $2.72 per share for the first half of 2005 and $4.16 per share for the first half of 2004.
We currently project that the first two regular quarterly dividends we declared in 2005 ($34 million) and a portion of the third quarter of 2005 regular dividend will consist of REIT taxable income earned in 2004. Based on our estimates of REIT taxable income during the first half of 2005, and assuming we permanently retain 10% of our ordinary REIT taxable income, we entered the third quarter of 2005 with $81 million of undistributed REIT taxable income ($3.27 per share outstanding) which we expect to pay as dividends to our stockholders during the remainder of 2005 and 2006.
Outlook
Business conditions are challenging in ways described below, but overall continue to be favorable. We continue to acquire new high-quality residential assets at a reasonably attractive price and at a reasonable pace. Our commercial real estate and CDO businesses continue to develop, diversifying our opportunities for growth as well as diversifying our risks.
Over the last few years, improvements in our return on equity, earnings, and dividends have also been driven in part by increased capital efficiencies that we have realized through selling or re-securitizing assets (recycling capital). In achieving these capital efficiencies, in some cases we have increased our potential earnings volatility with respect to credit risk and prepayment risk. In other cases, we have reduced certain risks while recycling capital. We continue to seek new capital recycling opportunities within our portfolio.
After taking into consideration our internal risk-based capital guidelines that suggest how much capital we need to support our assets, we had $148 million excess capital (unutilized cash) at June 30, 2005. This was similar to the level of excess capital we had at the beginning of the quarter ($143 million at March 31, 2005). At our current relatively low rate of capital absorption (new acquisitions less sales, calls, and asset pay downs), we believe this excess capital is sufficient to support our operations for some time. This level of excess capital is generally greater than we believe is optimal. However, during certain investment environments (like the one we have currently) we are likely to have more excess capital and our short-term earnings may be lower than they would have been otherwise.
We currently face, and expect to continue to face, increased competition, higher acquisition pricing, and a reduced supply of high-quality loan acquisition opportunities. There are fewer high-quality fixed rate, hybrid rate, and ARM securitizations as the quantity of new originations of quality jumbo loans has decreased and as banks and other financial institutions increase their purchases of residential real estate loans and hold these assets unsecuritized. There is an abundance of capital in and demand for assets from banks, hedge funds, mortgage REITs, and other investors, resulting in higher prices for the assets in which we invest. This has increased the value of many of our existing portfolio assets and continues to make the acquisition of new high-quality assets more challenging.

We currently anticipate that existing market conditions of reduced high-quality supply, increased competition, and high acquisition prices will likely continue for some time. As our current portfolio of assets pays down, we will continue to acquire new assets when our quality standards are met (real estate loans on which we take first-loss credit risk should be high-quality loans relative to U.S. real estate loans as a whole should have a high likelihood (in our opinion) of achieving and our hurdle rate of 14% cash internal rate of return pre-tax and pre-overhead). We believe we can source new assets with attractive return potential, but not in the same volumes as we did in prior years. We believe that our rate of equity capital absorption will be at a much slower pace than in the past few years. In some quarters, like the second quarter of 2005, we may have little net change in capital utilization. If we decide to sell a significant amount of assets excess capital levels may increase. Furthermore, we do not expect that new asset acquisitions will generate the yields over their lives that will equal the yields we have reported in the last few years from assets we acquired in earlier periods.
Overall, in the long term, we believe we will continue to be a leader in our market as a result of our operating efficiencies, our intense and specialized business focus, and the relationships we have developed with our business partners. Although we believe it is unlikely we will be able to sustain our earnings, return on equity, and special dividends per share at the extraordinary levels achieved during 2003 and 2004, we believe over the next few years we will continue to generate earnings, cash flows, and returns on equity that are reasonably attractive when viewed on an absolute basis (rather than relative to the past). We expect to maintain our regular dividend payments. We continue to believe that a reasonable assumption for the range of return on equity we could most likely earn on average over the long term (absent significant deterioration in the credit environment) is 11% to 18%. We earned a 17% return on equity on a GAAP basis during the second quarter of 2005.
RESULTS OF OPERATIONS
Acquisitions and Securitizations
During the second quarter of 2005, we acquired $365 million adjustable-rate residential real estate loans for our Sequoia securitization program. We sold $369 million residential real estate loans to Sequoia 2005-3 ABS during the quarter, and this entity created and sold $369 million ABS. For the first half of 2005, our residential real estate loan acquisition totaled $1.3 billion, sales to Sequoia entities totaled $1.1 billion, and Sequoia entities issued $1.1 billion ABS. All these securitizations are sales for legal and tax purposes but are treated as financings under GAAP. Accordingly, in our Consolidated Statements of Income, we consolidate and record interest income on the loans sold to securitization entities and interest expense on ABS issued by securitization entities. At June 30, 2005, our loans held for future sale to Sequoia were $239 million; these loans are classified as held-for-investment for GAAP purposes as Sequoia has the intent to hold them to maturity. At June 30, 2005, we also held $60 million of loans we intend to sell as whole loans; these loans were classified as held-for-sale loans.
During the second quarter of 2005, we acquired $88 million residential loan CES. During the first half of 2005, we acquired $156 million residential loan CES. The loans underlying the CES we acquired during the second quarter of 2005 were consistent with our high-quality standards. The average FICO score was 732 and the average loan-to-value (LTV) was 67%. The geographic distribution was 50% in California with Florida, Texas, Virginia and New York together representing a total of 14% of the total (and no other state representing more than 2% of the loans). The property types on these loans were 91% primary residence, 6% second homes, and 3% investment properties. These loans had an average loan balance of $267,000. Increasingly, we are credit-enhancing loans that have balances that are lower than the jumbo loan balance limit imposed on Fannie Mae and Freddie Mac — these lower-balance loans were 34% of the loans we credit-enhanced in the second quarter. Loans with balances over $1 million represented 6%. Loan types included 44% hybrid, 36% fixed, and 20% adjustable-rate. Most of the adjustable rate loans (17% of total loans) allowed for negative amortization. A total of 48% of newly credit-enhanced loans were interest-only, negative amortization, or similar type loans where a fully amortizing loan payment is not required.
We did not acquire commercial loans in the second quarter of 2005. We acquired $7 million of commercial loans in the first half of 2005. We sold $11 million seasoned commercial loans in the second quarter of 2005.
We acquired $156 million of other residential and commercial real estate securities during the second quarter of 2005 for our Acacia CDO securitization program. Thus far in 2005, Redwood acquired $314 million of these securities for our Acacia CDO securitization program. We sold $22 million of securities to Acacia entities during the second quarter of 2005; total securities sales to Acacia entities for the first six months of 2005 were $272 million. We finished the second quarter with securities of $328 million held for future sale to future Acacias. Acacia entities did not issue ABS during the three months ended June 30, 2005.

Acacia issued $300 million ABS during the six months ended June 30, 2005. All of the assets and liabilities of Acacia entities were included on our Consolidated Balance Sheets.
Included in the securities portfolio were non-rated first-loss CMBS, that we fund with equity. We did not purchase any of these securities during the second quarter of 2005. We purchased $13 million in the first half of 2005.
Net Income
Although net interest income has been increasing over the past several quarters, overall net GAAP earnings decreased to $41 million in the second quarter of 2005 compared to $55 million in the second quarter of 2004. This decrease was primarily the result of a decline in realized gains from calls and sales of assets, less efficient capital utilization (we operated with more uninvested cash in 2005 than in 2004), increases in net provisions for income taxes (as our GAAP provision for income taxes was reduced by NOLs in 2004), a one time tax benefit of $5.2 million recorded for GAAP in 2004, and an increase operating expenses (as we scale up our operations for future growth). For similar reasons, earnings in the first half of 2005 decreased to $101 million from $106 million during the first half of 2004. During the first half of 2005, credit performance remained strong.
Taxable net income totaled $41 million in the second quarter of 2005 and $87 million for the first half of 2005. These were both decreases from the $72 million earned in the second quarter of 2004 and $123 million earned in the first half of 2004. The decrease was caused primarily by a drop in taxable gains from calls and asset sales, fewer IO securities owned (we have not been acquiring the IO securities created by the securitization entities sponsored by us, and the older IO securities we own are paying down), and higher operating expenses.
In the second quarter of 2005, we had calls of our residential CES of $9 million principal value for GAAP gains of $4 million and taxable gains of $3 million. For the first half of 2005, GAAP call income gains totaled $12 million and taxable income gains were $9 million. The principal value of residential CES currently callable at June 30, 2005 was $4 million. A substantial portion of our GAAP and taxable income in 2003 and 2004 came from gains from calls and gains from sales of residential CES. Returns from these sources are highly variable and not predictable. As we started 2005 with a smaller amount of securities that are callable, we expect call income in 2005 to decline significantly from levels achieved in these prior years.
Occasionally, we sell loans and securities from our portfolio. Sales generate one-time gains (or losses), which add to (subtract from) reported GAAP earnings, taxable earnings, and perhaps our total future required dividend payments. Asset sales and calls may adversely impact our future earnings, as the lost ongoing income from these high-yield securities is often higher than the yield generated by new assets we may acquire. In the second quarter of 2005, we sold a residential real estate security and two commercial real estate loans, generating GAAP gains of $0.2 million and taxable gains of $0.2 million. During the first six months sales of loans and securities generated GAAP gains of $8 million and taxable gains of $10 million. We have continued to sell assets during the third quarter of 2005.
We provide for income taxes for GAAP purposes based on our estimates of our taxable income, the amount of taxable income we currently plan to permanently retain, and the amount of taxable income we earned at our taxable subsidiaries. In the first half of 2004, we had the benefit of Federal and state net operating loss carry forwards and did not have any current tax provisions for income generated at our taxable REIT subsidiaries. During 2005, by contrast, our GAAP provision for tax benefited only slightly from some remaining state net operating losses. In addition, in the first half of 2004, we recognized a one-time deferred tax asset, thus recognizing the future value of remaining net operating losses.
In 2004, we generated significant taxable gains-on-sales due to securitizations activities at the taxable subsidiaries. Since these securitizations were treated as financings under GAAP, a deferred tax asset was created. A portion of these deferred tax assets was expensed in the 2005 periods. Additional taxable gains on securitizations in 2005 have been minimal (due in part to a lower volume of securitization as well as a decrease in the profitability margin of each securitization in 2005).

Table 1
Net Income
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total interest income	$248,388	$137,979	$485,554	$262,816
Total interest expense	(195,180)	(90,359)	(371,147)	(169,936)

Net interest income	53,208	47,620	114,407	92,880

Operating expenses	(11,284)	(8,461)	(22,256)	(18,487)
Net recognized gains and valuation adjustments	3,045	12,258	18,057	29,695

Provision for income taxes	(4,054)	3,671	(8,731)	1,791

Net income	$40,915	$55,088	$101,477	$105,879

Diluted Common Shares	25,196,286	21,325,075	25,109,390	20,855,647
Net income per share	$1.62	$2.58	$4.04	$5.08
Interest Income
Total interest income consists of interest earned on consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses.
Table 2
Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$248,669	$144,865	$485,626	$275,023
Discount amortization	8,156	9,077	17,357	17,961
Premium amortization	(9,964)	(14,463)	(17,931)	(26,157)
Provision for credit losses	1,527	(1,500)	502	(4,011)

Total interest income	$248,388	$137,979	$485,554	$262,816

Average earning assets	$22,606,036	$20,283,156	$23,320,331	$19,220,746

Yield as a result of:
Interest income	4.40%	2.86%	4.16%	2.85%
Discount amortization	0.14%	0.18%	0.15%	0.19%
Premium amortization	(0.17%)	(0.29%)	(0.15%)	(0.27%)
Credit provision expense	0.03%	(0.03%)	0.00%	(0.04%)

Yield on earning assets	4.40%	2.72%	4.16%	2.73%

For the three and six months ended June 30, 2005 as compared to the same periods in 2004, interest income increased primarily due to the growth in average consolidated earning assets and an overall increase in yield caused by an increase in short-term interest rates. Total consolidated earning assets grew primarily as a result of increased sponsorship of securitizations of residential real estate loans over the past twelve months. A majority of the assets are adjustable-rate residential real estate loans, and yields on these assets increased in line with rise of short-term interest rates over the past twelve months.

The table below presents the contribution to interest income and yield from each of our portfolios.
Table 3
Interest Income and Yield by Portfolio
(dollars in thousands)

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield
Residential real estate loans, net of provision for credit losses	$203,743	82.03%	$20,054,970	4.06%	$109,880	79.64%	$18,754,200	2.34%
HELOCs, net of provision for credit losses	2,467	0.99%	257,515	3.83%	536	0.39%	124,053	1.73%

Residential loan credit-enhancement securities	19,439	7.83%	550,460	14.13%	16,077	11.65%	317,235	20.27%
Commercial loans, net of provision for credit losses	1,208	0.49%	45,214	10.68%	868	0.63%	26,129	13.29%
Securities portfolio	20,727	8.34%	1,573,170	5.27%	10,545	7.64%	980,089	4.30%
Cash and cash equivalents	804	0.32%	124,707	2.58%	73	0.05%	81,450	0.36%

Total interest income	$248,388	100.00%	$22,606,036	4.40%	$137,979	100.00%	$20,283,156	2.72%

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield
Residential real estate loans, net of provision for credit losses	$398,620	82.10%	$20,843,356	3.82%	$208,706	79.41%	$17,835,248	2.34%
HELOCs, net of provision for credit losses	5,025	1.03%	271,252	3.70%	536	0.20%	62,026	1.73%

Residential loan credit-enhancement securities	39,063	8.05%	522,093	14.96%	31,610	12.03%	302,157	20.92%
Commercial loans, net of provision for credit losses	2,795	0.58%	50,617	11.04%	1,569	0.60%	24,222	12.96%
Securities portfolio	38,667	7.96%	1,508,316	5.13%	20,156	7.67%	921,047	4.38%
Cash and cash equivalents	1,384	0.28%	124,697	2.22%	239	0.09%	76,046	0.63%

Total interest income	$485,554	100.00%	$23,320,331	4.16%	$262,816	100.00%	$19,220,746	2.73%

The table below details how our interest income changed by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.
Table 4
Volume and Rate Changes for Interest Income
(dollars in thousands)

	Change in Interest Income			Change in Interest Income
	Three Months Ended			Six Months Ended
	June 30, 2005 Versus June 30, 2004			June 30, 2005 Versus June 30, 2004
	Volume	Rate	Total Change	Volume	Rate	Total Change
Residential real estate loans, net of provisions for credit losses	$7,621	$86,242	$93,863	$35,201	$154,713	$189,914
HELOCs, net provision for credit losses	577	1,354	1,931	1,808	2,681	4,489
Residential loan credit-enhancement securities	11,819	(8,457)	3,362	23,008	(15,555)	7,453
Commercial loans, net of provision for credit losses	634	(294)	340	1,710	(484)	1,226
Securities portfolio	6,381	3,801	10,182	12,852	5,659	18,511
Cash and cash equivalents	39	692	731	153	992	1,145

Total interest income	$27,071	$83,338	$110,409	$74,732	$148,006	$222,738

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.
A discussion of the changes in total income, average balances, and yields for each of our portfolios is provided below.
Table 5
Consolidated Residential Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$211,186	$125,105	$414,406	$237,958
Net premium amortization expense	(8,937)	(13,992)	(15,973)	(25,508)
Reversal of (provision for) credit losses	1,494	(1,233)	187	(3,744)

Total interest income	$203,743	$109,880	$398,620	$208,706

Average consolidated residential real estate loans	$20,054,970	$18,754,200	$20,843,356	$17,835,248

Yields as a result of:
Interest income	4.21%	2.67%	3.97%	2.67%
Net premium amortization expense	(0.18%)	(0.30%)	(0.15%)	(0.29%)
Credit provision expense	0.03%	(0.03%)	0.00%	(0.04%)

Yield	4.06%	2.34%	3.82%	2.34%

During 2005, and compared to a year earlier, interest income on residential real estate loans increased as a result of higher average balances and higher yields. Yields on these residential real estate loans have started to trend upward as short-term interest rates are rising. Most of these loans have coupon rates that adjust monthly or every six months based on one-or six-month LIBOR interest rate.
Premium amortization expense (as a percentage of average loan balances) during 2005 decreased from the same periods in 2004. Amortization expense results from the application of FAS 91. In applying the interest method under FAS 91, we make certain elections to determine an effective yield to amortize the premium. For loans acquired prior to July 1, 2004, in our effective yield calculations we use coupon interest rates as they change over time as well as anticipated principal prepayments (actual and projected). Thus, rising rates will cause an increase in effective yield for these adjustable rate residential loans, both because the coupon is rising and also because premium amortization expense is likely to be reduced in order to increase the current effective yield to current market levels yield (all other factors being equal). For loans acquired after July 1, 2004, we determine an effective yield under FAS 91 using the initial coupon interest rate of the loans (without regard to future changes in the interest rates and underlying indices) as well as anticipated prepayment rates. For these residential loans, higher coupon interest rates will increase net realized yields. Periodic premium amortization expenses, however, will not be reduced as a result of coupon interest rate increases. For these loans, as a result, premium amortization expenses will be higher (relative to the older loans) in a period of rising interest rates. As of June 30, 2005, loans acquired before July 1, 2004 had a principal value of $14.00 billion and an amortized cost basis of $14.16 billion. Loans acquired after July 1, 2004 had a principal value of $5.14 billion and an amortized cost basis of $5.18 billion.
Table 6
Residential HELOC – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$3,255	$1,053	$6,324	$1,053
Net premium amortization expense	(821)	(250)	(1,429)	(250)
Reversal of (provision for) credit losses	33	(267)	130	(267)

Total interest income	$2,467	$536	$5,025	$536

Average balance of HELOCs	$257,515	$124,053	$271,252	$62,026

Yields as a result of:
Interest income	5.06%	3.40%	4.65%	3.40%
Net premium amortization expense	(1.28%)	(0.81%)	(1.05%)	(0.81%)

Net provision for credit losses	0.05%	(0.86%)	0.10%	(0.86%)

Yield	3.83%	1.73%	3.70%	1.73%

Our return on the HELOC-backed securities we acquired from securitization of HELOCs we sponsored can be materially reduced if prepayment rates (net of draws) on these loans are faster than we originally anticipated. Cumulative prepayments through June 30, 2005 were faster than we originally anticipated.

Table 7
Residential Loan Credit-Enhancement Securities – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$11,664	$7,230	$22,561	$14,125
Net discount amortization income	7,775	8,847	16,502	17,485

Total interest income	$19,439	$16,077	$39,063	$31,610

Average residential loan credit-enhancement securities	$550,460	$317,235	$522,093	$302,157

Yield as a result of:
Interest income	8.48%	9.11%	8.64%	9.35%
Net discount amortization income	5.65%	11.16%	6.32%	11.57%

Yield	14.13%	20.27%	14.96%	20.92%

Interest income recognized from residential loan CES during the three and six months ended June 30, 2005 increased as compared to the same periods in 2004, primarily due to growth in our portfolio over the past year, partially offset by the lower yield we recognize on the newer assets relative to the more seasoned assets that have shown improving credit performance.
Yields on the residential CES portfolio decreased during the 2005 periods as compared to the 2004 periods. This is the result of the more seasoned, higher yielding assets (higher yielding as a result of several years of strong credit performance and favorable prepayments) being called within the last year and being replaced with newer CES that have lower yield assumptions. We believe the risk/reward ratio offered by our recent CES acquisitions is attractive for stockholders. Nevertheless, we believe these new securities are unlikely to generate over their lives the level of interest and call income generated by our older portfolio assets unless the market environment going forward proves to be as attractive (i.e., very fast prepayments and very low credit losses) as the environment has been over the last several years.
Table 8
Commercial Real Estate Loans – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$1,306	$970	$2,737	$1,793
Net premium amortization expense	(98)	(102)	(127)	(224)
Reversal of (provision for) credit losses	—	—	185	—

Total interest income	$1,208	$868	$2,795	$1,569

Average earning assets	$45,214	$26,129	$50,617	$24,222
Yield as a result of:
Interest income	11.56%	14.85%	10.81%	14.81%
Net premium amortization expense	(0.88%)	(1.56%)	(0.50%)	(1.85%)
Reversal of provision for credit losses	—	—	0.73%	—

Yield	10.68%	13.29%	11.04%	12.96%

The interest income earned on our commercial real estate loan portfolio increased in the three and six months ended June 30, 2005 from the same periods in 2004 primarily due to the growth in our commercial loan portfolio. This increase was partially offset by lower yield assumptions for newer commercial loans. During the first half of 2005, we reversed a portion of the credit reserve based on our positive assessment of one loan in the portfolio and reclassified the loan from held-for-investment to held-for-sale in anticipation of a sale of a loan.
Table 9
Consolidated Securities Portfolio – Interest Income and Yield
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$20,454	$10,433	$38,213	$19,854
Discount amortization	381	207	855	454
Premium amortization	(108)	(95)	(401)	(152)

Total interest income	$20,727	$10,545	$38,667	$20,156

Average securities portfolio balance	$1,573,170	$980,089	$1,508,316	$921,047

Yield as a result of:
Interest income	5.20%	4.26%	5.07%	4.31%
Discount amortization	0.10%	0.08%	0.11%	0.10%
Premium amortization	(0.03%)	(0.04%)	(0.05%)	(0.03%)

Yield	5.27%	4.30%	5.13%	4.38%

Total interest income increased from the 2004 periods to the 2005 periods for the securities portfolio as the total size of the portfolio grew. Yields for the total reported securities portfolio increased over these periods as the coupon rates on adjustable-rate loan securities adjusted upward with the increase in short-term interest rates over the past year.
Interest Expense
Consolidated interest expense consists of interest payments on Redwood debt and ABS issued, plus the amortization of deferred ABS issuance costs and certain expenses related to interest rate agreements less the amortization of ABS premiums. These ABS premiums are created when interest-only and other ABS are issued at prices greater than principal value.
Total interest expense (as reported for GAAP purposes on a consolidated basis) increased in 2005 from 2004 due to higher cost of funds as a result of an increase in short-term interest rates and a larger balance of consolidated ABS issued. Furthermore, interest expenses associated with interest-only and premium Sequoia ABS issued were not reduced this quarter in an amount commensurate with the increase in prepayments on the underlying Sequoia loans due to timing differences on the nature of the ABS interests sold (i.e., amortization of the ABS premium issued — and commensurate reduction of interest expense — on some of the IO securities sold have not yet accelerated concurrent with the increase in prepayment speeds on the underlying loan collateral).

Table 10
Total Interest Expense
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense on Redwood debt	$1,825	$2,490	$4,553	$5,061
Interest expense on ABS	193,355	87,869	366,594	164,875

Total interest expense	$195,180	$90,359	$371,147	$169,936

Average Redwood debt balance	$216,639	$539,231	$246,863	$493,581
Average ABS issued balance	22,067,276	19,350,833	22,692,221	18,325,168

Average total obligations	$22,283,915	$19,890,064	$22,939,084	$18,818,749

Cost of funds of Redwood debt	3.37%	1.85%	3.69%	2.05%
Cost of funds of ABS issued	3.50%	1.82%	3.23%	1.80%
Cost of funds of total obligations	3.50%	1.82%	3.24%	1.81%
For purposes of calculating the weighted average borrowing costs of ABS issued, we include the amortization of the deferred ABS issuance costs with interest expense. We include the average deferred ABS issuance costs in the average balances below.
Table 11
Average Balances of Asset-Backed Securities Issued
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sequoia	$20,168,278	$18,277,112	$20,883,299	$17,379,506
Acacia	1,955,641	1,117,542	1,861,655	987,141
Commercial	5,404	5,431	8,537	5,438

Average balance of ABS issued	$22,129,323	$19,400,085	$22,753,491	$18,372,085

Average deferred ABS issuance costs	(62,047)	(49,252)	(61,270)	(46,917)

Average balance of ABS issued, net	$22,067,276	$19,350,833	$22,692,221	$18,325,168

The table below details how our interest expense changed our debt and consolidated ABS issued as a result of changes in consolidated balances (“volume”) and cost of funds (“rate”) for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.

Table 12
Volume and Rate Changes for Interest Expense
(dollars in thousands)

	Change in Interest Expense			Change in Interest Expense
	Three Months Ended			Six Months Ended
	June 30, 2005 Versus			June 30, 2005 Versus
	June 30, 2004			June 30, 2004
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest expense on Redwood debt	$(1,490)	$825	$(665)	$(2,530)	$2,022	$(508)
Interest expense on ABS	12,335	93,151	105,486	39,291	162,428	201,719

Total interest expense	$10,845	$93,976	$104,821	$36,761	$164,450	$201,211

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.
Details of the change in cost of our debt and cost of funds on our ABS issued are provided below.
Table 13
Cost of Funds of Redwood Debt
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense on Redwood debt	$1,825	$2,490	$4,553	$5,061
Average Redwood debt balance	$216,639	$539,231	$246,863	$493,581
Cost of funds of Redwood debt	3.37%	1.85%	3.69%	2.05%

Table 14
Cost of Funds of Asset-Backed Securities Issued
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
ABS interest expense	$191,985	$78,809	$365,167	$147,879
ABS issuance expense amortization	5,385	4,305	10,659	7,848
Net ABS interest rate agreement expense (income)	(875)	5,988	(2,345)	10,953
Net ABS issuance premium amortization (income) on ABS issue	(3,140)	(1,233)	(6,887)	(1,805)

Total ABS interest expense	$193,355	$87,869	$366,594	$164,875

Average balance of ABS	$22,067,276	$19,350,833	$22,692,221	$18,325,168

ABS interest expense	3.48%	1.63%	3.22%	1.61%
ABS issuance expense amortization	0.10%	0.09%	0.09%	0.09%
Net ABS interest rate agreement expense (income)	(0.02%)	0.12%	(0.02%)	0.12%
Net ABS issuance premium amortization (income) on ABS issue	(0.06%)	(0.02%)	(0.06%)	(0.02%)

Cost of funds of ABS	3.50%	1.82%	3.23%	1.80%
The coupon payments on the ABS issued are primarily indexed to one-, three-, and six- month LIBOR. Over the past year, short-term interest rate has risen and, thus, so has our cost of funds of ABS.
Operating Expenses
Operating expenses during the second quarter and first half of 2005 increased from the same periods in 2004. Total operating expenses before excise tax and variable stock option expense (VSOE) or income (VSOI) increased by 23% over the last year (from the second quarter of 2004 to the second quarter of 2005). Expenses increased due to investments in systems and infrastructure, increases in the scale of our operations, and increased accounting, legal, consulting fees, and internal control costs. Generally, the scale of our business over the last year has increased as rapidly as our operating expenses, and our efficiency ratio has remained relatively constant between 19% and 21% in the three and six months ended June 30, 2005 and 2004. The efficiency ratio is total operating expenses before excise tax and variable stock option expense (VSOE) or income (VSOI) as a percentage of net interest income (NII).
Management excludes excise tax and VSOE/VSOI in determining the efficiency ratio. By excluding these items, management believes that we are providing a performance measure comparable to measures commonly used by other companies in our industry because these two types of excluded expenses do not reflect ongoing costs of day-to-day operations of our company. Stock option grant expenses (under FAS 123) are an on-going expense and are included in operating expense before excise tax and VSOE/VSOI.
VSOE/VSOI are a non-cash expense or income item that varies as a function of Redwood’s stock price. If our stock price increases during a quarter and the stock price is above the strike price certain “variable” options, we record a GAAP expense in that period equal to the increase in the stock price times the number of in-the-money “variable” options that remain outstanding. If our stock price decreases during a quarter, we record income in that period equal to the decrease in the stock price times the number of in-the-money “variable” options that remain outstanding. Excise tax is a function of the timing of dividend distributions. In the prior two years, Redwood delayed distributing dividends on a portion of its REIT taxable income; as a result, under the REIT tax rules, Redwood paid excise taxes. Excise tax is included in operating expenses on our Consolidated Statements of Income. The reconciliation of GAAP operating expense to operating expense before excise tax and VSOE is provided in the table below.
Table 15
Operating Expenses
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total operating expenses	$11,284	$8,461	$22,256	$18,487
Less: Excise tax	(308)	(190)	(615)	(490)
Less: Variable stock option income (VSOI) (expense) (VSOE)	(2)	621	82	(808)

Total operating expenses before excise tax and VSOE/VSOI	$10,974	$8,892	$21,723	$17,189

Components of total operating expense before excise tax and VSOE/VSOI
Fixed compensation expense	$2,623	$1,842	$5,401	$4,073
Other operating expense	3,179	1,781	6,501	3,516
Fair value of stock option expense	348	547	718	856
Variable compensation expense	4,824	4,722	9,103	8,744

Total operating expenses before excise tax and VSOE/VSOI	$10,974	$8,892	$21,723	$17,189

Net interest income (NII)	$53,208	$47,620	$114,407	$92,880

Adjusted efficiency ratio (Operating expense before excise tax and VSOE/VSOI)(NII)	21%	19%	19%	19%
Fixed compensation expenses include employee salaries and related employee benefits. Other operating expenses include office costs, systems, legal and accounting fees, and other business expenses. Both of these increased in 2005 from year earlier periods due to increases in staff related to the increased scale of the operations of our business. We expect to continue to make significant investments in expanding our staff and developing our business processes and information technologies. As a result, we expect that our operating expenses will continue to increase.
Fair value of stock option expense represents the cost of equity compensation as determined under FAS 123 for options and option equity awards granted to employees and directors after December 31, 2002. Variable compensation includes employee bonuses (which are based on individual employee performance and the adjusted return on equity earned by Redwood) and dividend equivalent right expenses on certain options still outstanding and granted prior to December 31, 2002.
The primary drivers of this expense are the profitability (return on equity) of the company, dividend payments, the number of employees, and the number of stock options outstanding that receive DER payments that are expensed for GAAP purposes.

Net Recognized Gains (Losses) and Valuation Adjustments
For the three months ended June 30, 2005, our net recognized gains and losses and valuation adjustments totaled positive $3.0 million as compared to positive $12.3 million for the same period in 2004.
For the six months ended June 30, 2005, our net recognized gains and losses and valuation adjustments totaled positive $18.1 million as compared to positive $29.7 million for the same period in 2004.
We recognized lower net gains and valuation adjustments during the three and six months ended June 30, 2005 periods than in the 2004 periods, primarily as a result of lower gains on calls and sales. For the three and six months ended June 30, 2005, gains on sales and calls totaled $4.9 million and $20.8 million, respectively. For the three and six months ended June 30, 2004, total gain on sales and calls were $16.2 million and $34.3 million, respectively. We expect gains from calls to continue, although at an unpredictable and slower rate for the next few years. We will likely continue to sell assets from time to time; sales can generate gains or losses.
Under accounting rules (FAS 115, EITF 99-20, and SAB 5(m)), we determine quarterly if there is any other-than-temporary impairment as defined by GAAP for our residential credit-enhancement and securities portfolios. To do so, we review the projected discounted cash flows on our assets based on credit, prepayment, and other assumptions compared to those cash flows in prior period projections. Assets with reduced discounted projected cash flows are written down in value if the current market value for that asset is below our current basis. It is difficult to predict the timing or magnitude of these other-than-temporary impairments; the quarterly amounts could be substantial. We recognized other-than-temporary impairments of $1.7 million and $2.1 million for the three and six months ending June 30, 2005, respectively. Other-than-temporary impairments totaled $3.8 million and $4.4 million for the three and six months ended June 30, 2004.
Taxable Income, Provisions for Income Taxes, and Common Dividends
Estimated total taxable income and estimated REIT taxable income are not GAAP performance measures but are important measures as they are the basis of our required minimum dividend distributions to stockholders. A reconciliation of these measures to the most comparable GAAP measure appears below. Our taxable income differs from our GAAP income. For example, our GAAP income is reduced by credit provision expenses accrued in anticipation of credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized market price valuation adjustments for GAAP purposes are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax purposes (both in terms of timing and also total expenses over time). Most of the securitizations we sponsor are treated as sales of assets for tax purposes but are treated as a financing for GAAP purposes. Securitizations we sponsor generally create a realized gain or loss for tax purposes (a component of the taxable income we earn in our taxable subsidiaries) but no such gain or loss for GAAP purposes. Essentially, when we recognize gains on securitizations that we sponsor, we are accelerating for tax purposes income that we will recognize for GAAP purposes over time in the form of the net interest income from residential real estate loans and associated ABS issued. We discuss taxable income as it determines the amount of our dividend requirements and the amount we may be able to permanently retain.
Estimated REIT taxable income for the three and six months ended June 30, 2005 was less than our estimated REIT taxable income we earned during these periods in 2004, both in total and in per share amounts. Gains due to calls and sales were at lower levels for the 2005 periods than in the 2004 periods. Since the first half of 2004 we have not been acquiring any of the IO securities we create from Sequoia. The balance of the IO securities we own has decreased since that time. This decrease in IO securities income has been partially offset by increased income on residential CES as a result of increase in acquisitions of these assets.
Taxable income before calls, sales, and deductions for stock options exercised was $1.47 per share in the second quarter of 2005, an increase from the $1.25 per share we earned on a similar basis in the first quarter of 2005 but a decrease from the $2.19 per share we earned in the second quarter of 2004. Taxable net interest income decreased in the 2005 periods from the 2004 periods due primarily to a decrease in the balance of IO securities we own.
REIT operating expenses as measured for tax purposes before stock option exercise deductions increased year over year due to our increasing the capacity of our business operations as we grow.

The following table shows the components of our estimated taxable income and the amounts related to calls, sales, stock option exercise deductions, and income at our taxable subsidiaries.

Table 16	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Taxable Income	2005		2004		2005		2004
(all dollars in thousands)	Total	Per share	Total	Per share	Total	Per share	Total	Per share
REIT net interest income	$44,313	$1.80	$52,460	$2.44	$84,595	$3.44	$98,047	$4.74
REIT operating expenses excluding stock option expense	(8,115)	(0.33)	(5,423)	(0.25)	(15,956)	(0.65)	(11,955)	(0.58)
REIT State tax deductions	—	—	—	—	(1,700)	(0.07)	—	—

REIT taxable income before stock option exercises, calls, and sales	36,198	1.47	47,037	2.19	66,939	2.72	86,092	4.16
REIT stock option exercise deductions	(142)	(0.01)	(109)	(0.01)	(620)	(0.03)	(12,182)	(0.62)
REIT gains on calls	3,031	0.12	12,081	0.57	8,532	0.35	21,501	1.05
REIT gains on sales	150	0.01	1,335	0.06	9,547	0.39	7,423	0.37

REIT taxable income	39,237	1.59	60,344	2.81	84,398	3.43	102,834	4.96
Pre-tax income at taxable subsidiaries	1,715	0.07	11,721	0.54	2,886	0.12	20,057	0.96
Total taxable income (pre-tax)	$40,952	$1.66	$72,065	$3.35	$87,284	$3.55	$122,891	$5.92

Taxable income per share is measured as the estimated pretax taxable income earned in a calendar quarter dividend by the number of shares outstanding at the end of that quarter. Annual taxable income per share is the sum of the four quarterly taxable earnings per share calculations. Taxable income per share for the first six months of a year is the sum of the first two quarter’s taxable income per share.
We currently project that the first two regular quarterly dividends we declared in 2005 ($34 million) and a portion of the third quarter of 2005 regular dividend will consist of REIT taxable income earned in 2004. Based on our estimates of REIT taxable income during the first quarter of 2005, we entered the third quarter of 2005 with $81 million of undistributed REIT taxable income which we expect to pay as dividends to our stockholders during the remainder of 2005 and 2006, assuming we permanently retain 10% of our ordinary REIT taxable income.
Income from call and sales activity is long-term capital gain income for tax purposes. Our tax-paying stockholders may benefit to the degree they can take advantage of the lower tax rate on our distributions of capital gains versus ordinary income. We provide information annually on the tax characteristics of our dividends and this information is also posted on our website at www.redwoodtrust.com.
The table below reconciles the differences between GAAP and taxable income.

Table 17
Differences Between GAAP Net Income and Estimated Total Taxable and Estimated REIT Taxable Income
(all dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
GAAP Net Income	$40,915	$55,088	$101,477	$105,879
Interest income and expense differences	(4,868)	5,208	(24,959)	4,058
Provision for credit losses – GAAP	(1,527)	1,500	(502)	4,011
Tax deductions for realized credit losses	(737)	(506)	(1,175)	(510)
Long-term compensation differences	2,138	2,428	4,107	5,332
Stock option exercise deduction differences	(143)	(109)	(620)	(12,182)
Depreciation of fixed asset differences	166	46	317	40
Other operating expense differences	(31)	5	38	(11)
Sales of asset differences	(2,476)	(536)	(3,443)	(1,102)
Call income from residential CES differences	120	(2,157)	(2,204)	(4,056)
Tax gain on securitizations	808	10,303	3,366	10,303
Tax gain on intercompany sales and transfers	2,371	(71)	5,631	7,475
GAAP market valuation write downs (EITF 99-20)	820	3,846	1,211	4,404
Interest rate agreement differences	53	502	255	552
Provision for excise tax – GAAP	308	190	615	490
Provision for income tax differences	3,035	(3,672)	3,169	(1,791)

Total taxable income (pre-tax)	$40,952	$72,065	$87,283	$122,892
Earnings from taxable subsidiaries	(1,715)	(11,721)	(2,885)	(20,058)

REIT taxable income (pre-tax)	$39,237	$60,344	$84,398	$102,834

GAAP Income per share based on average diluted shares during period	$1.62	$2.58	$4.04	$5.08
Total taxable income per share based on shares outstanding at period end	$1.66	$3.35	$3.55	$5.92
REIT taxable income per share based on shares outstanding at period end	$1.59	$2.81	$3.43	$4.96
REIT taxable income before stock option exercises, calls, and sales	$1.47	$2.19	$2.72	$4.16

We permanently retained approximately 10% of the ordinary REIT taxable income we earned during 2004, and we will declare the distribution of the remainder as dividends by September 2005. We also retained 100% of the taxable income that we earned at our taxable REIT subsidiaries in 2004 (after taxes). We accrued income tax expense on the portion of the REIT taxable income that we permanently retained. By retaining a portion of our income, we seek to build equity per share, and thus potential earnings and dividends per share, over time. We anticipate following a similar pattern of distribution in 2005 and are accruing income tax expense accordingly. Our current provision for corporate income taxes for Redwood is estimated based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year.
Our estimates of taxable income are subject to change due to changes in interest rates prepayments, credit losses, and other market factors as well as changes in applicable income tax laws and regulations. One potential future tax law change that we are aware of (which is described in IRS Announcement 2004-75) could, for example, cause our taxable income and associated dividend distributions to decrease in future periods as it may allow for changes in the assumptions used to determine current period income on IO securities. However, we do not expect this potential future tax law change will have a material impact on either our taxable income or our dividend rate, given our existing portfolio.
We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT level that would be likely to generate distributions of UBTI or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
Each of our product lines and portfolios is a component of our single business of investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities. Our consolidated earning assets, as presented for GAAP purposes, consist of five portfolios: residential real estate loans, HELOCs, residential CES, commercial real estate loans, and securities portfolio. A discussion of the activities in each of these portfolios appears below.
Residential Real Estate Loans
We acquired $0.4 billion high-quality residential real estate loans for future sale to securitization entities (or as whole loans) during the second quarter of 2005. We acquired $1.2 billion loans in the first half of 2005. Most of these loans were subsequently sold to ABS securitization entities that we consolidate for reporting purposes. All of our loan purchases were one- and six-month LIBOR loans. We continue to expand our relationships with originators from whom we acquire loans. However, acquisition volumes declined in recent quarters. If the yield curve flattens further, the housing market weakens, competition to acquire loans further increases, and competing products including negative amortization, MTA (moving treasury average) ARMs, or other related products continue to gain shares of the jumbo ARM market, we would expect our volume of adjustable-rate residential loan acquisitions to continue to decline.
The consolidated balance of residential real estate loans at June 30, 2005 of $19.4 billion was lower than the consolidated balance at December 31, 2004 of $22.2 billion. (Loans underlying residential credit-enhancement securities acquired from securitizations not sponsored from us do not appear on our consolidated GAAP balance sheet). Prepayments on loans consolidated for GAAP were greater than our net acquisitions of new loans during the first half of 2005. This was the result of both an increase in prepayment speeds and a decrease in the volume of acquisitions and sponsored securitizations. Prepayment speeds increased in the adjustable rate mortgages as a result of a flattening of the yield curve (an increase in short-term interest rates relative to long-term interest rates). This change in the yield curve also served to reduce the new production of adjustable-rate loans indexed to LIBOR. In addition, we face increased competition to purchase these loans.
At June 30, 2005, Redwood owned $239 million of residential real estate loans accumulated for sale to future securitizations or as whole loans. These loans were pledged to support $205 million associated Redwood debt. ABS securitization entities consolidated on Redwood’s balance sheet owned $19.1 billion residential real estate loans as of June 30, 2005.
There were approximately 56,000 loans in this consolidated residential real estate loan portfolio at June 30, 2005, and the average loan balance was $339,000. Loans with a balance over $1 million made up 13% of the dollar balance of loans. Over 99% of consolidated residential loans at June 30, 2005 had adjustable-rate coupons that adjust every month or each six months to the one- or six-month LIBOR rate (a short-term interest rate). Loans on homes located in California were 24% of the dollar balance of this portfolio, split approximately evenly between northern and southern California. States that each represent 4% to 11% of our consolidated portfolio include Florida, Georgia, New York, New Jersey, Texas, Arizona, and Colorado. Primary residences represented 88% of the dollar balance of the loans, second homes represented 10%, and investor properties represented 2%.
Loans in this portfolio are generally high-quality loans, with credit scores, loan-to-value ratios, and other loan characteristics consistent with high quality. As of June 30, 2005, substantially all of the loans in this portfolio were interest-only loans; that is, the homeowner is able to make interest payments only rather than paying both principal and interest for a prescribed number of years. None of the loans in this portfolio have the potential for negative amortization; that is, the homeowner cannot opt to make a payment that is less than the full interest accrual rate on the loan. The ability of the homeowner to make an interest-only payment that is less than the amount that would fully amortize the loan may cause additional risks especially as interest rates rise (since these are generally adjustable-rate loans). To date, the credit performance of the interest-only residential loans that Redwood has credit-enhanced in this portfolio has been better than our original expectations.
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
Charge-offs (credit losses) net of recoveries recorded in this portfolio totaled a positive $0.1 million (a net recovery) during the quarter ended June 30, 2005 and a negative $0.1 million for the first half of 2005, and credit losses remained at an annualized rate of less than 1 basis point (0.01%) during these periods. There were no charge-offs during these periods in 2004. Serious delinquencies increased from $13.3 million at December 31, 2004 to $16.5 million at June 30, 2005. Serious delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of this loan portfolio, serious delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole, and were 0.09% of our current loan balances in this portfolio at June 30, 2005, an increase from the 0.06% at December 31, 2004.
The reserve for credit losses on residential real estate loans is included as a component of residential real estate loans on our Consolidated Balance Sheets. The residential real estate loan credit reserve balance of $22 million was 0.12% of the current balance of this portfolio at June 30, 2005. It was 0.10% at December 31, 2004.
Management reviews the levels of credit reserves every quarter and adjusts the reserve through a credit provision. The credit reserve balance and provision for credit losses are based on several factors that include delinquencies, performance of the loans, loan balances, and the rate at which the portfolio increases. The decrease in the credit provision expense in 2005 relative to 2004 is due to a net decline in the outstanding loan balance and continued strong credit performance. While delinquencies have increased over the past six months, the overall level of delinquencies remains low by industry standards and our estimate of credit losses on our existing loans continues to trend downward.
At June 30, 2005, we owned the IO security that benefits from the spread between the assets and the liabilities of the issuing securitization entity for $15.2 billion of these consolidated loans. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated securitized residential loans ($5.6 billion), we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these assets and the cost of these liabilities do not affect Redwood’s economic profits or cash flow (although our reported income could be affected with significant volatility in the short term).
Residential Home Equity Lines of Credit (HELOCs)
In the second quarter of 2004, we acquired $335 million high-quality HELOCs and sponsored their securitization. We have recently initiated flow purchase agreements with originators and acquired $0.1 million of HELOCs in the second quarter of 2005. We currently intend to continue acquiring HELOCs when we believe we can acquire HELOCs at a price that is less than the net sales proceeds we would expect to earn from sponsoring a securitization of HELOCs or selling the HELOCs as whole loans. Generally, in the second half of 2004 and the first half of 2005, the price that banks were willing to pay for HELOCs for their own portfolios exceeded the price that we were willing to pay based on our estimate of the proceeds available from securitization of the HELOCs.

The current balance of HELOC loans at June 30, 2005 was $247 million. This HELOC portfolio consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of 10 years. During the revolving period, borrowers have the option of drawing funds up to the available credit limit. As a result, the balance of each HELOC, and the total balance of this portfolio, may increase if borrowers increase their draws. The coupon rate on the HELOCs adjusts as a function of the Prime short-term interest rate. The HELOC portfolio is generally high quality and characterized by relatively high FICO credit scores (average of 725) and relatively low combined loan-to-value ratios (average of 75%). The borrowers in this HELOC portfolio are similar in many ways to the borrowers for the other residential loans in the securitizations we have sponsored.
As of June 30, 2005, our GAAP credit reserve for consolidated HELOCs was $0.6 million, or 0.23% of the outstanding balance of this portfolio. At December 31, 2004, the reserve was $0.7 million, or 0.24% of the outstanding balance. Serious delinquencies in our HELOC portfolio totaled $0.4 million, or 0.15% of the outstanding balance as of June 30, 2005, an increase from the delinquencies of $0.3 million, or 0.10% as of December 31, 2004. However, overall delinquencies are currently still below our original expectations for these loans. There were no realized credit losses from the HELOC portfolio during the first half of 2005.
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
Prepayment rates affect the returns we earn from owning HELOC assets. Slower prepayments are better for us. On average, prepayment rates for these loans have been faster than we expected. Our assessment of the risks associated with a potential acceleration of HELOC prepayments is the primary reason we have not acquired bulk pools of HELOCs since the second quarter of 2004.
Residential Credit-Enhancement Securities (acquired from securitizations sponsored by others)
Residential CES are the securities issued by an ABS securitization entity that bear the bulk of the initial credit risk of the underlying pool of loans that was securitized. The CES that bear the concentrated credit risk typically have below investment-grade credit ratings. By bearing the “first-loss”, “second-loss”, and “third-loss” credit risk, these securities credit-enhance the other securities issued by the ABS entity, allowing those credit-enhanced securities to earn high ratings from credit-rating agencies, thus allowing them to be sold to a wide variety of capital markets investors. The credit-enhancement securities (CES) bear the initial losses that come from the underlying loan pool, but losses are limited as the maximum loss for the owner of CES is limited to the investment made in purchasing the CES.
We acquire residential CES at a price that is typically significantly less than the principal value of the security (typically 10% to 35% of principal value for a first-loss security). The security typically pays interest at a rate of 3% to 9% of principal value. Our economic return on these securities is dependant primarily on the amount and timing of credit losses that reduce the principal value of these residential CES. Secondarily, our investment returns from owning these assets depend on the prepayment rate of the underlying loans, a faster prepayment rate over time is beneficial.
During the second quarter of 2005, we acquired residential loan CES with a principal value of $146 million and a carrying value of $88 million. Thus far in 2005, we have acquired $251 million principal value and $156 million carrying value of these CES. This level of acquisition is similar to our quarterly levels over the past several years. Although increased competition has generally resulted in higher prices for these assets than in prior years, we are still able to acquire securities at prices and with characteristics that meet our high quality standards and that we anticipate will more likely than not meet over time our hurdle rate of 14% annual returns (net discounted present value of projected cash flows, before overhead). Given our initial credit loss and prepayment rate assumptions, initial yields for GAAP purposes for some newly acquired assets can be less than 14%.
In the second quarter of 2005, we did not sell residential loan CES. During the first half of 2005, we sold residential loan CES with a principal value of $35 million to third-parties other than Acacia. Occasionally, we sell securities from this portfolio for portfolio management reasons or to recycle capital. These sales may reduce the amount of new equity we need to issue to support or growing operations. We have sold residential CES in the third quarter of 2005 and we anticipate further sales of these assets during the remainder of 2005.
Residential loan securities become callable as they season, usually when the current balance of the underlying loans declines to under 10% of the original securitized loan balance. Calls are usually beneficial for us, as we receive a payment for the full principal value of an asset that, in general, we acquired at a discount to the principal value. Calls typically diminish future reported earnings per share, however, as it is usually our highest yielding assets that get called. During the second quarter of 2005, residential loan CES with a principal value of $9 million were called. Calls totaled $23 million principal value in the first half of 2005. We expect to realize calls in the second half of 2005 from the $4 million principal value of residential CES we owned as of June 30, 2005 that were callable and from other CES that will become callable during 2005. Given current prepayment rates, we estimate that approximately $14 million additional principal value of our existing residential CES could become callable by the year-end 2005. We do not have an accurate way to determine when or if these securities will be called. However, we believe call activity and call profits are likely to decline significantly during 2005 relative to the prior two years as the amount of CES potentially callable has declined.
As a net result of our acquisition, sale, and call activity, the managed loans underlying these reported residential CES increased from $126 billion at December 31, 2004 to $164 billion at June 30, 2005. (Total managed residential loans, including Sequoia loans, were $183 billion at December 31, 2004 and $183 billion at June 30, 2005.)
There were approximately 403,000 loans underlying these residential credit-enhancement securities at June 30, 2005, and the average loan balance was $407,000. Loans with a balance over $1 million made up 6% of the dollar balance of loans. Loans on homes located in California were 44% of these loan balances, split approximately evenly between northern and southern California. Other states, each of which represents 3% to 11% of these loans, include Florida, Georgia, New York, New Jersey, Virginia, Texas, and Colorado. Primary residences represented 92% of these loan balances, second homes represented 5%, and investor properties represented 3%. Fixed rate loans totaled 45% of the loans, hybrids totaled 30%, and adjustable rate mortgages totaled 25%. Included in the adjustable rate loans (18% of the total loans) are loans that allow for negative amortization. Loans that had an interest-only payment component totaled 23% of the portfolio and included some adjustable rate and hybrid loans.
Table 18
Residential Loan Credit-Enhancement Securities
(all dollars in thousands, except number of underlying loans)

	June 30, 2005	December 31, 2004
First loss position, principal value	$425,080	$352,752
Second loss position, principal value	306,145	276,720
Third loss position, principal value	372,512	304,300

Total principal value	$1,103,737	$933,772

First loss position, amortized cost	$95,122	$68,675
Second loss position, amortized cost	196,495	171,220
Third loss position, amortized cost	311,452	243,030

Total amortized cost	$603,069	$482,925

First loss position, carrying value	$150,621	$110,933
Second loss position, carrying value	228,737	195,536
Third loss position, carrying value	326,837	255,189

Total carrying value	$706,195	$561,658

We mark residential CES to market value on our Consolidated Balance Sheets (but not generally through our income statement unless we determine there is other-than-temporary impairment under GAAP). At June 30, 2005, we reported ownership of residential CES acquired from securitizations sponsored by others with a market value totaling $706 million. This was an increase from the $562 million market value we reported on December 31, 2004. Our acquisitions plus net positive market value adjustments exceeded calls, sales, and principal pay downs for the first half of 2005.
At June 30, 2005, our adjusted cost basis of reported residential CES was $603 million. At June 30, 2005, the $103 million difference between our adjusted cost basis and our balance sheet carrying value represented net unrealized market value gains for residential CES (acquiring from others). Net unrealized market value gains increased during the first half of 2005 by $24 million.

The difference between the principal value ($1.1 billion) and adjusted cost basis ($603 million) of these residential loan CES at June 30, 2005 was $501 million, of which $404 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities) while the remaining $96 million represents a purchase discount we will accrue into income over time. During the six months ended June 30, 2005, we re-designated $25 million of designated credit protection to unamortized discount to be accrued into income over time (due to strong credit performance and rapid cumulative prepayments on the underlying loans).
Faster prepayments for the loans underlying recently acquired residential CES have not led to significantly higher yields for GAAP purposes in the near-term as most of the purchase discount balances have been designated as internal credit protection. Since we assume much of this purchase discount will be required to cover credit losses, we do not amortize this purchase discount into income even if prepayment rates are faster than originally anticipated. If credit performance is excellent in the years ahead, we may re-designate the internal credit reserve as discount and amortize it into reported income. If cumulative prepayment rates have been rapid, the yields we recognize for GAAP from these securities after any such re-designation will be higher.
At June 30, 2005, we had $142 million external credit-enhancement and $404 million internally designated credit protection for this portfolio. External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests owned by others that are junior to specific interests owned by us. The combined balance of external and internally designated credit protection represented 33 basis points (0.33%) of the $164 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.
There were $0.6 million credit losses for the underlying loans during the second quarter of 2005 and $2.0 million credit losses during the first half of 2005. Losses borne by external credit-enhancement for both the three and six months ended June 30, 2005 totaled $0.2 million. The annualized rate of credit loss was less than 1 basis point (0.01%) of underlying loans.
Delinquencies (over 90 days, foreclosure, bankruptcy, and real estate owned (“REO”)) in the underlying portfolio of residential loans that we credit-enhance through owning these CES were $229 million at June 30, 2005, an increase from $150 million at December 31, 2004. Delinquencies as a percentage of the residential loans we credit-enhance increased to 0.14% at June 30, 2005 from 0.12% at December 31, 2004.
For the three and six months ended June 30, 2005, we recognized losses due to other-than-temporary impairment under GAAP of $21,000 and $55,000, respectively. Impairments for the second quarter of 2004 totaled $2.6 million and totaled $3.2 million for the first half of 2004. These losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.
Commercial Real Estate Loans
We have been investing in commercial real estate loans since 1998. Our commercial real estate loan portfolio decreased during the first quarter of 2005 to $42 million at June 30, 2005 from $54 million at December 31, 2004 due to sales, principal pay-downs, and amortization. We plan to make additional investments in commercial real estate loans, including mezzanine loans, subordinated (junior or second lien) loans, and B-Notes. (B-Notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan.)
Factors particular to each of our other commercial loans (e.g., lease activity, market rents, and local economic conditions) could cause credit concerns for our commercial loan portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held-for-investment. We continually monitor and determine the level of appropriate reserves for our commercial loans. No additional reserves were required during the second quarter of 2005. Commercial real estate loans, fair values, and credit reserve requirements are determined by ongoing evaluations of underlying collateral using current appraisals, other valuations, discounted cash flow analyses, and other methodologies.
Securities Portfolio
We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, equity and debt interests in real estate-oriented CDOs, and corporate bonds issued by REITs, in each case primarily rated AA, A, BBB, BB, and B. Also included in this portfolio are commercial real estate CES and non-investment grade interests (equity) in CDO’s sponsored by others. We have sold most of our securities portfolio (as reported for GAAP purposes) to Acacia bankruptcy-remote securitization entities. Acacia issues CDO ABS to fund its acquisition of these assets. We consolidate these Acacia’s assets as “securities portfolio”, and we reflect Acacia’s issuance of CDO ABS as ABS obligations on our Consolidated Balance Sheets.
The increase in the securities portfolio during this quarter was the result of additional acquisitions of securities for sale to Acacia. Our consolidated securities portfolio totaled $1.7 billion carrying value on June 30, 2005, of which $1.4 billion had been sold to Acacia ABS securitization entities as of that date. At December 31, 2004, we had $1.4 billion carrying value of these securities, of which $1.3 billion had been sold to Acacia entities as of that date.

We continue to increase the amount of non-investment grade CMBS we acquire. The balance of these increased to $140 million at June 30, 2005 from $84 million at December 31, 2004. CMBS that are rated BB and B are subsequently sold to Acacia entities. The first-loss CMBS CES retained at Redwood had a market value of $23 million at June 30, 2005.
We retain the unrated CMBS and fund them with equity. These non-rated CMBS we define as commercial CES. The amount of underlying commercial loans that we credit-enhanced through our ownership in these non-rated CMBS was $12 billion at June 30, 2005, an increase from the $5 billion at December 31, 2004. There were no delinquencies at June 30, 2005, as compared to delinquencies at the beginning of the year of 1.42% of loans outstanding. We incurred no credit losses in the three and six months ended June 30, 2005.
In addition to the commercial CES, we also own a $6 million first loss interest in a re-securitization (re-REMIC) of seasoned CMBS first-loss, second loss, and other CMBS securities. Some loans underlying the securities that were included in this CMBS re-REMIC have defaulted; however, since we anticipated these losses at the time of purchase of our re-REMIC asset, we had appropriately reserved for these credit losses.
We reported other-than-temporary impairments in this portfolio of $0.1 million during the three months ended June 30, 2005 and $0.1 million for the first six months of 2005. We had no other-than-temporary impairments during the second quarter or first half of 2004.
The tables below present the types of securities we own as reported in this securities portfolio by their credit rating as of June 30, 2005 and December 31, 2004.
Table 19
Consolidated Securities Portfolio – Characteristics at June 30, 2005 and December 31, 2004
(dollars in millions)

	Rating:
At June 30, 2005	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$299	$19	$2	$32	$106	$87	$24	$29
Residential Prime	546	25	235	133	153	—	—	—
Residential Sub-prime	486	—	90	305	91	—	—	—
Residential Second Lien	124	3	52	63	6	—	—	—
Manufactured Housing	15	3	—	6	—	—	6	—
Corporate REIT Debt	64	—	—	7	57	—	—	—
Real Estate CDOs	144	30	26	42	40	5	—	1

Total Securities Portfolio	$1,678	$80	$405	$588	$453	$92	$30	$30

	Rating:
At December 31, 2004	Total	AAA	AA	A	BBB	BB	B	Unrated
Commercial real estate	$243	$16	$2	$35	$106	$62	$8	$14
Residential Prime	400	27	200	80	93	—	—	—
Residential Sub-prime	429	—	43	288	98	—	—	—
Residential Second Lien	131	—	55	67	9	—	—	—
Manufactured Housing	14	3	5	—	—	—	6	—
Corporate REIT Debt	65	0	0	8	49	8	—	—
Real Estate CDOs	113	13	24	37	36	2	—	1

Total Securities Portfolio	$1,395	$59	$329	$515	$391	$72	$14	$15
LIABILITIES AND STOCKHOLDERS’ EQUITY
Redwood’s Debt
We typically use debt to fund the accumulation of assets prior to sale to sponsored ABS securitization entities (Sequoia and Acacia entities). These accumulated assets are pledged to secure the associated debt. Our debt levels vary from quarter to quarter based on the timing of our asset accumulation and securitization activities. During the first half of 2005, as measured daily, our maximum debt level was $552 million, our minimum debt level was $94 million, and our average debt level was $247 million. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR interest rate.
Overall, we believe we maintain a close match between the interest rate characteristics of Redwood debt and the associated assets. For most of our debt-funded assets (assets acquired for future sale to sponsored securitization entities or to other financial institutions as whole loans), the floating rate nature of our debt closely matches the adjustable-rate interest income earning characteristics of the accumulated assets. Not all of the accumulated assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid rate securities for re-securitization via our Acacia CDO program, and we may acquire hybrid rate residential real estate loans in the future for our Sequoia securitization program. We typically use interest rate agreements to hedge associated interest rate mismatches when the assets we accumulate for future securitizations that do not match the interest rate characteristics of our debt.
In March 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/P1 rated commercial paper. Madrona is authorized to accumulate up to $1.5 billion of loans at any time and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several bank and large investment banking firms. There will be a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. This facility has a three-year term. There has been no activity in Madrona through June 30, 2005; we anticipate issuing our first series of commercial paper later this year.
Asset-Backed Securities Issued
Redwood consolidates on its balance sheets the asset-backed securities that are obligations of those securitization entities that are sponsored by Redwood. These ABS issued are not obligations of Redwood.
Sequoia had $18.9 billion asset-backed securities outstanding on June 30, 2005 compared to $21.9 billion on December 31, 2004. Pay downs of existing ABS issued by Sequoia exceeded new issuance and resulted in the decline in overall balance of Sequoia ABS over this period. However, the outstanding balances in 2005 were higher than in the same periods as 2004, due to the high level of securitization activity in 2004.
Acacia entities issue ABS of a type known as CDOs to fund their acquisition of real estate securities from Redwood. Acacia CDO issuance outstanding was $1.9 billion on June 30, 2005 and $1.7 billion on December 31, 2004. We issued $0.3 billion of Acacia ABS in the first half of 2005. For the three and six months ended June 30, 2005, there were $28.3 million and $53.1 million of Acacia ABS pay downs, respectively. There were no significant pay downs of Acacia ABS during the first half of 2004.
Stockholders’ Equity
Our reported stockholders’ equity increased by 15% in the last six months, from $864 million at December 31, 2004 to $992 million at June 30, 2005 as a result of $102 million earnings, $26 million stock issuance, $1 million proceeds from stock option exercises, $2 million non-cash equity adjustments, and a $32 million net increase in the market values of assets that are marked-to-market through our Consolidated Balance Sheets, offset by $35 million dividends declared.
Depending on our investment portfolio and securitization activity growth, asset sales, and capital recycling opportunities, we may seek to raise additional equity capital. We issue equity shares when we believe that opportunities to expand our portfolios are attractive and we believe such issuance would enhance long-term earnings and dividends per share, compared to what they would be otherwise. In general, we usually seek to maintain a level of excess equity capital sufficient to fund three to nine months of anticipated growth.
Certain assets are marked-to-market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of June 30, 2005, we reported a net accumulated other comprehensive income of $137 million and at December 31, 2004 we reported net accumulated other comprehensive income of $105 million. Changes in this account reflect increases in the fair value of our earning assets ($51 million) and interest rate agreements (negative $6 million), and also reflect changes due to calls, sales, and write downs to fair value of a portion of our securities ($13 million).

CASH REQUIREMENTS AND SOURCES OF CASH
We use cash to fund our operating and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions.
One primary source of cash is principal and interest payments received on a monthly basis from our real estate portfolio assets. This includes payments received from those ABS that Redwood acquired from Redwood-sponsored ABS securitizations. Additionally, Redwood uses as sources of cash proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, Redwood debt, retained earnings, and issuance of common stock.
Redwood currently uses borrowings solely to finance the accumulation of assets for future sale to securitization entities. Sources of borrowings for Redwood include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings. We currently intend to also utilize a collateralized commercial paper facility during 2005. These borrowings are typically repaid using proceeds received from the sale of assets to securitization entities. For residential loans, our typical inventory holding period is one to twelve weeks. For securities held for sale to Acacia CDO securitization entities, our typical holding period is one to six months.
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
OFF-BALANCE SHEET COMMITMENTS
At June 30, 2005, in the ordinary course of business, we had commitments to purchase $26 million of real estate loans and securities that settled in July 2005. These purchase commitments represent derivative instruments under FAS No. 149. The value of these commitments was negligible as of June 30, 2005.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below presents our contractual obligations and commitments as of June 30, 2005, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on out balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 20
Contractual Obligations and Commitments as of June 30, 2005
(dollars in thousands)

	Payments Due or Commitment Expiration By Period
		Less than	1 to 5	After 5
	Total	1 year	years	years
Redwood obligations:
Redwood debt	$452,829	$452,829	$—	$—
Accrued interest payable	1,509	1,509	—	—
Operating leases	6,460	1,266	2,815	2,379
Purchase commitments – securities	17,914	17,914	—	—
Purchase commitments – whole loans	7,731	7,731	—	—

Total Redwood obligations and commitments	$486,443	$481,249	$2,815	$2,379

Obligations of securitization entities:
Consolidated asset-backed securities	$20,814,551	$—	$—	$20,814,551
Accrued interest payable	41,290	41,290	—	—

Total obligations of securitization entities	$20,855,841	$41,290	$—	$20,814,551

Total consolidated obligations and commitments	$21,342,284	$522,539	$2,815	$20,816,930

Note: All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown, the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down.
PERMANENT ASSET PORTFOLIO
Management’s approach to investments, risk, and returns focuses on managing a portfolio of assets that are funded with equity. In our opinion these assets are able to generate high-quality, long-term cash flows without any financial leverage. We refer to these assets as “permanent” assets. Management believes that the following discussion of Redwood’s permanent asset portfolio (a presentation of our assets that differs from GAAP) is helpful for a better understanding of our economic risks and rewards.
The bulk of Redwood’s economic risk and reward is derived from our permanent assets. Some of these permanent assets are included for GAAP purposes in our reported residential CES and securities portfolio (i.e., commercial CES). Others may not be specifically identifiable on our Consolidated Balance Sheets (due to financing treatment of our sponsored securitizations) and include the residential CES and IO securities we create through our Sequoia program and the CDO equity we create through our Acacia program.
Our permanent assets are characterized below along with an explanation of how these assets and any associated liabilities are presented in our Consolidated Balance Sheets.
•	CES and IO securities acquired from Sequoia entities: These do not appear explicitly on our balance sheets but they are represented on our balance sheets as the difference between residential loans ($19.1 billion) plus HELOCs ($247 million) securitized and consolidated on our balance sheets and ABS issued ($18.9 million) by the securitization entities. The market value of these permanent assets is estimated at $129 million at June 30, 2005.

•	Residential CES rated B or non-rated acquired from ABS securitizations sponsored by others and held as permanent assets: These securities appear on our balance sheets at market value (estimated at $348 million as of June 30, 2005) within our residential CES portfolio. This amount does not include B-rated residential CES that have been sold to Acacia.

•	Interests in commercial real estate loans: Some of these do not appear explicitly on our balance sheets but they are represented on our balance sheets as the difference between commercial loans ($15 million) consolidated on our balance sheets and ABS issued ($4 million). Commercial loan permanent assets have an estimated market value at June 30, 2005 of $11 million.

•	Investments in the equity of the Acacia securitizations we sponsor: These assets do not appear explicitly on our balance sheets but they are represented on our balance sheets as the difference between securities ($1.7 billion) securitized and consolidated on our balance sheets as well as securities acquired from Sequoia entities ($0.3 billion, which do not appear explicitly on our balance sheets) and ABS issued ($1.9 billion) by these securitization entities. The securities within Acacia and consolidated on our balance sheets generally have credit ratings of AAA through B. Our permanent assets that are investments in these Acacia entities had an estimated market value of $94 million at June 30, 2005.

•	Commercial loan CES and re-REMIC securities: These permanent assets are reported at market value on our balance sheets within our securities portfolio. At June 30, 2005, commercial loan CES had an estimated market value of $23 million and commercial re-REMIC securities had an estimated market value of $6 million.

•	Other securities such as CDO equity acquired from securitizations sponsored by others, residential IO securities purchased from securitizations sponsored by others, and certain investment-grade commercial real estate securities held as permanent investment: These are reported on our balance sheets at market value within the securities portfolio. At June 30, 2005, these permanent assets other securities had an estimated market value of $10 million.
We also earn net interest income from our inventory assets, which are not part of our permanent asset portfolio. These are assets acquired by us for future sale (typically within four months although it could be longer) to a securitization entity or to another financial institution. We fund our inventory with equity and with short-term debt. Our inventory is characterized below.
•	Our inventory residential loans ($300 million) and HELOCs ($0.1 million) funded with equity or Redwood debt ($205 million). These generally stay in inventory less than three months prior to the sale to a Sequoia entity or a financial institution.

•	Diverse residential and commercial real estate securities ($361 million), generally with credit ratings of AAA through B that were acquired on a temporary basis as inventory for future sale to ABS securitization entities (Acacia). We fund these assets with equity and Redwood debt ($248 million). These are reported as part of our residential CES portfolio and our securities portfolio on our balance sheets.
MARKET RISKS
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
Credit Risk
Assuming the credit risk of real estate loans is our primary business. We assume credit risk with respect to residential real estate loans primarily through the ownership of residential CES and similarly structured securities acquired from securitizations sponsored by others and from Sequoia securitizations sponsored by us. These securities have below investment-grade credit ratings due to their high degree of credit risk with respect to the residential real estate loans within the securitization entities that issued these securities. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from residential CES.
We are highly leveraged in an economic sense due to the structured leverage within the securities we own, as the amount of residential and commercial real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, our maximum credit loss from these assets (excluding loans and securities held temporarily as inventory for securitization) is limited and is less than our equity capital base. The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans consolidated from ABS securitizations from which we have acquired a credit-sensitive ABS security, and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan CES from securitizations sponsored by others. We are also exposed to credit risks in our commercial real estate loan portfolio, the “first-loss” commercial real estate securities we own, our other residential and commercial real estate securities, and with counter-parties with whom we do business.
Credit losses on residential real estate loans can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of homes; special hazards; earthquakes and other natural events; over-leveraging of the borrower; changes in legal protections for lenders; reduction in personal incomes; job loss; and personal events such as divorce or health problems. In addition, if the U.S. economy or the housing market weakens, our credit losses could be increased beyond levels that we have anticipated. The interest rate is adjustable for the bulk of the loans securitized by securitization trusts sponsored by us and for a portion of the loans underlying residential CES we have acquired from securitizations sponsored by others. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults. In addition, a portion of the loans we credit-enhance are interest-only and negative amortization loans, which may have special credit risks. If we incur increased credit losses, our taxable income would be reduced, our GAAP earnings might be reduced, and our cash flows, asset market values, access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be harmed. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.
Credit losses could also reduce our ability to sponsor new securitizations of residential loans. We generally expect to increase our portfolio of residential CES and our credit exposure to the residential real estate loan pools that underlie these securities.
In addition to residential CES, the Acacia entities we sponsor own investment-grade and other securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a residential CES or equivalent held by us) issued by residential securitization entities that are sponsored by others. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Some of the securities Acacia owns are backed by sub-prime loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood) could occur. Most of Acacia’s securities are reported as part of our consolidated securities portfolio on our Consolidated Balance Sheets. Acacia has also acquired investment-grade BB-rated, and B-rated residential loan securities from the Sequoia securitization entities we have sponsored. The probability of incurring a credit loss on these securities is less than the probability of loss from first-loss residential CES, as cumulative credit losses within a pool of securitized loans would have to exceed the principal value of the subordinated CES (and exhaust any other credit protections) before losses would be allocated to the Acacia securities. If the pools of residential loans underlying these securities were to experience poor credit results, however, these Acacia securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.
Liquidity Risk
Redwood’s debt was $453 million at June 30, 2005. This debt was secured by loans accumulated as inventory for future sale to Sequoia (or as whole loans to another financial institution) and securities and loans accumulated as inventory for sale to Acacia bankruptcy-remote ABS securitization entities. The assets securing this debt were high-quality residential real estate loans and (mostly investment grade) real estate loan securities.
Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.
Our ability to sponsor securitizations depends upon being able to access the short-term debt markets to fund assets acquired as inventory prior to sale to sponsored ABS securitization entities. If short-term debt was not available in the future, we would likely need to cease our securitization sponsorship activities, and a potentially attractive source of new assets for our permanent assets portfolio and a source of gain-on-sale profits (for tax and cash) for our taxable subsidiaries would be lost during that time. Assets consolidated onto our balance sheet from ABS entities would generally not be affected by a lack of liquidity in the debt markets (or changes in asset market values) since these assets are already sold to and financed to maturity by the ABS entity. If sales to ABS entities became an unavailable or unattractive exit strategy due to issues within securitization markets, and if we cannot extend our short-term financing arrangements, assets held as inventory for future securitization and financed with debt would have to be sold, most likely at a loss. Proceeds from any such sales may not be sufficient to repay debt balances.
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
At June 30, 2005, we had $263 million unrestricted cash and unpledged liquid assets available to meet potential liquidity needs. Thus, total available liquidity equaled 58% of our short-term debt balances. Increases or decreases in this ratio at different balance sheet dates primarily are the result of the timing of sale of assets to securitization entities. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate from quarter to quarter as we continue to fund our residential real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.
Net liquidity at June 30, 2005 was $268 million. Net liquidity is the amount of unrestricted cash we would have had on hand if we had sold all the loans and securities we are accumulating for future sale at their estimated market value ($649 million on June 30, 2005) and used the proceeds to pay off Redwood’s debt ($453 million on June 30, 2005). Net liquidity is available for cash needs such as dividend distributions, acquiring new permanent assets, and supporting our securitization efforts.
Under our internal risk-adjusted capital guidelines, $148 million of this net liquidity at June 30, 2005 was excess liquidity available to support growth in our business. The remainder of the net liquidity balance was required under our risk-adjusted capital guidelines to support our current and projected sales inventory and other operating needs and liquidity risks (such as the risk of requiring cash to post as margin for interest rate agreements if interest rates move adversely for these agreements).
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
At June 30, 2005, we consolidated $21.0 billion adjustable-rate ABS collateralized by adjustable-rate assets and $0.2 billion fixed/hybrid rate ABS collateralized by consolidated fixed/hybrid rate assets. For interest rate matching purposes, these assets and liabilities are closely matched. At June 30, 2005, we owned the IO security, CDO equity, or similar security that economically benefits from the spread between the assets and the liabilities of the issuing securitization entity on a portion of these consolidated entities. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated ABS entities, we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these assets and the cost of these liabilities do not affect Redwood’s economic profits or cash flow (although timing differences for those assets and liabilities may cause GAAP earnings volatility). As a result, we do not utilize interest rate agreements with respect to interest rate mismatches that may exist between these assets and liabilities on these other consolidated ABS entities.
The remainder of our consolidated assets at June 30, 2005 ($12 million six-month adjustable-rate assets, $52 million short-term fixed rate assets, $797 million hybrid and fixed-rate assets, and $87 million non-earning assets) were effectively funded for interest rate matching purposes with equity. The table below summarizes the matching of our reported assets, as adjusted for our interest rate agreements and other hedging instruments. There was no significant change in our position since the beginning of the year.
Even if our assets and liabilities are effectively matched in an economic sense, volatility in reported earnings on a quarter-to-quarter basis could result from changes in interest rates.
Table 21
Asset / Liability Matching at June 30, 2005
(dollars in millions)

		One-	Six-		Non		Total
		Month	Month	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity
Cash (unrestricted)	$72	$72	$—	$—	$—	$—	$72
One-Month LIBOR	6,185	6,185	—	—	—	—	6,185
Six-Month LIBOR	14,567	—	14,555	—	—	12	14,567
Other ARM	289	237	—	—	—	52	289
Fixed / Hybrid < 1yr*	61	—	—	23	—	38	61
Fixed / Hybrid > 1yr	955	—	—	196	—	759	955
Non-Earning Assets	217	—	—	—	87	130	217

Total	$22,346	$6,494	$14,555	$219	$87	$991	$22,346

*	Projected principal receipts on fixed-rate and hybrid rate assets over the next twelve months.

At December 31, 2004

		One-	Six-		Non		Total
		Month	Month	Fixed/	Interest		Liabilities
Asset	Asset	LIBOR	LIBOR	Hybrid	Bearing		And
Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity
Cash (unrestricted)	$57	$57	$—	$—	$—	$—	$57
One-Month LIBOR	6,314	6,314	—	—	—	—	6,314
Six-Month LIBOR	16,974	—	16,959	—	—	15	16,974
Other ARM	340	285	—	—	—	55	340
Fixed / Hybrid < 1yr*	53	—	—	21	—	32	53
Fixed / Hybrid > 1yr	835	—	—	197	—	638	835
Non-Earning Assets	205	—	—	—	81	124	205

Total	$24,778	$6,656	$16,959	$218	$81	$864	$24,778

*	Projected principal receipts on fixed-rate and hybrid rate assets over the next twelve months.
Prepayment Risk
We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.
We believe there is a relatively low likelihood of prepayment risk events occurring within our securitization inventory assets, as we typically sell these loans within a few months of acquiring them. However, changes in prepayment forecasts by market participants could affect the market prices for ABS (especially IO securities) sold by these securitization entities, and thus could affect the gain on sale (for economic and tax purposes (not for GAAP purposes) that we seek to earn from sponsoring these securitizations.
With respect to other consolidated assets, there could be prepayment risks that arise due to the interaction of these assets and associated liabilities. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans and premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to changes in prepayment rates is from short-term residential ARM loans. However, as of June 30, 2005, our premium balances on IO securities backed by ARM loans are less than our discount balances on residential CES backed by ARM loans. As a result, we believe that as of June 30, 2005, we are slightly biased in favor of faster prepayment speeds with respect to the long-term economic effect of ARM prepayments. However, in the short-term, for GAAP, changes in ARM prepayment rates could cause reported earnings volatility.
ARM prepayment rates are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase. Prepayment rates on the ARMs underlying the Redwood-sponsored Sequoia securitizations increased from near 25% to over 40% over the last year as the yield curve flattened.
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
Prepayments affect GAAP earnings in the near-term primarily through amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expenses from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they affect projected coupons on adjustable rate mortgages and thus change effective yield calculations) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter.
Reinvestment Risk and Competition
Reinvestment risk is the risk that the assets we acquire in the future (to maintain our asset size as we reinvest principal payments received from our current assets) will not be as attractive as the assets we own today. This is one of the most potent risks we face.
Although many of our securities do not currently receive principal payments as the underlying loan pools pay down (they are temporarily locked out), the eventual receipt of principal payments is accelerated by faster prepayments. In addition, residential CES typically become callable when the current balance of the underlying loans pays down to 10% of the original balance. Faster prepayments generally lead to more rapid principal repayments and calls that will need to be reinvested.
Most of our existing assets have an expected average life of three to ten years. As a result, our short-term results (one to three years) will likely be determined primarily by our current portfolio of assets. Our longer-term results (and our ability to maintain regular dividend payments in the long term) will be determined primarily by assets we have yet to buy and actions we have yet to take.
During 2004 and the first half of 2005, we experienced increased competition (especially from banks, but also from Wall Street conduits, REITs, hedge funds, and other financial institutions) to acquire assets at the same time that originations of new assets are declining. We expect this increased level of competition to continue. The result is lower expected yields for new investment assets and lower expected securitization profit margins for sales of inventory to sponsored securitizations. As a result, we expect that our reported GAAP earnings per share and our special dividends per share are more likely than not to decline over the next few years from recent levels as our current permanent asset portfolio pays down and are replaced with new assets with a lower yield potential.
Market Value Risk
At June 30, 2005, we reported on a consolidated basis $2.4 billion of assets that were marked-to-market through our balance sheet (i.e., available for sale securities) but not through our income statement. Of these assets, 59% had adjustable-rate coupons, 19% had hybrid coupon rates, and the remaining 22% had fixed coupon rates. Many of these assets are credit-sensitive. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base. Market value fluctuations for our securities can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization.
Most of our consolidated real estate assets are loans accounted for as held-for-investment and reported at cost. Although these loans have generally been sold to Sequoia entities at securitization and, thus, changes in the market value of the loans do not have an impact on our liquidity in the long-term, changes in market value during the accumulation period (while these loans are funded with debt) may have a short-term effect on our liquidity.
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
Our financial statements are prepared in accordance with GAAP and, as a REIT; our dividends must equal at least 90% of our net REIT taxable income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

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
Redwood applies APB 21 and APB 12 in determining its periodic amortization for the premium on its debt, including the issuance of IO securities and deferred bond issuance cost (DBIC). We arrive at a periodic interest cost that represents a level effective rate on the sum of the face amount of the ABS issued and (plus or minus) the unamortized premium or discount at the beginning of each period. The difference between the periodic interest cost so calculated and the nominal interest on the outstanding amount of the ABS issued is the amount of periodic amortization. Prepayment assumptions used in modeling the underlying assets to determine accretion or amortization of discount or premium for FAS 91 are used in developing the cash flows that are used to determine ABS issued premium amortization and DBIC expenses.
Establishing Valuations and Accounting for Changes in Valuations
We estimate fair value of assets and interest rate agreements using available market information and other appropriate valuation methodologies. We believe estimates we use reflect market values we may be able to receive should we choose to sell assets. Our estimates are inherently subjective in nature and involve matters of uncertainty and judgment in interpreting relevant market and other data. Many factors are necessary to estimate market values, including, but not limited to, interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. We apply these factors to each of our assets, as appropriate, in order to determine market values. Residential real estate loans held-for-sale are generally valued on a pool basis while commercial real estate loans held-for-sale and securities available-for-sale are valued on a loan-specific basis.
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
Valuation adjustments to real estate loans held-for-sale are reported as net recognized losses and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment. Adjustments to the fair value of securities available-for-sale are reported through our Consolidated Balance Sheets as a component of accumulated other comprehensive income in stockholders’ equity within the cumulative unrealized gains and losses classified as accumulated other comprehensive income. The exception to this treatment of securities available-for-sale is when a specific impairment is identified or a decrease in fair value results from a decline in estimated cash flows that is considered other-than-temporary. In such cases, the resulting decrease in fair value is recorded in net recognized gains (losses) and valuation adjustments on our Consolidated Statements of Income in the applicable period of the adjustment.
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
There are certain other valuation estimates we make that have an impact on current period income and expense. One such area is the valuation of certain equity grants. There are several different accounting principles presenting appropriate treatment. FAS 123R will become the appropriate principle effective January 1, 2006. We do not believe this application will have a material impact on our future expense calculations for outstanding options.
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
To calculate the credit reserve for credit losses for residential real estate loans and HELOCs, we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans. The following factors are considered and applied in such determination:
•	On-going analysis of the pool of loans — including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;

•	Historical loss rates and past performance of similar loans;

•	Relevant environmental factors;

•	Relevant market research and publicly available third-party reference loss rates;

•	Trends in delinquencies and charge-offs;

•	Effects in changes in credit concentrations; and

•	Prepayment assumptions.
Once we determine the applicable default rate, the timing of defaults, and the severity of loss upon the default, we estimate the expected losses of each pool of loans over their expected lives. We then estimate the timing of these losses and the losses probable to occur over an effective loss confirmation period. This period is defined as the range of time between the probable occurrence of a credit loss (such as the initial deterioration of the borrower’s financial condition) and the confirmation of that loss (the actual charge-off of the loan). The losses expected to occur within the effective loss confirmation period are the basis of our credit reserves because we believe those losses exist as of the reported date of the financial statements. We re-evaluate the level of our credit reserves on at least a quarterly basis and record provision, charge-offs, and recoveries monthly.
The credit reserve for credit losses for the commercial real estate loans includes a detailed analysis of each loan and underlying property. The following factors are considered and applied in such determination.
•	On-going analysis of each individual loan

•	On-going evaluation of fair values of collateral using current appraisals and other valuations

•	Discounted cash flow analysis

•	Perfection of security interest

•	Borrower’s ability to meet obligations
If residential loan becomes REO or a commercial loan becomes impaired, or loans are reclassified as held-for-sale, specific valuations are primarily based on analyses of the underlying collateral.
Accounting for Derivative Instruments (Interest Rate Agreements)
We use derivative instruments to manage certain risks such as market value risk and interest rate risk. Currently, the majority of our interest rate agreements are used to match the duration of liabilities to assets. The derivative instruments we employ include, but are not limited to, interest rate swaps, interest rate options, options on swaps, futures contracts, options on futures contracts, options on forward purchases, and other similar derivatives. We collectively refer to these derivative instruments as “interest rate agreements”.
On the date an interest rate agreement is entered into, we designate each interest rate agreement under GAAP as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument).
We currently elect to account for the bulk of our interest rate agreements as cash flow hedges; the remainders are accounted for as trading instruments. We record these derivatives at their estimated fair market value, and record changes in their fair value in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. Any ineffective portions of these cash flow hedges are included in our Consolidated Statements of Income and any changes in the market value on our hedges designated as trading instruments.
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
Item 4. CONTROLS AND PROCEDURES
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2005, which is the end of the period covered by this 10-Q, our disclosure controls and procedures are effective.
There has been no change in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Maximum Number
	Total		Total Number of	Of Shares Available
	Number of	Average	Shares Purchased as	For Purchase Under
	Shares	Price Paid	Part of Publicly	Publicly Announced
Period	Purchased	Per Share	Announced Programs	Programs

April 1 - April 30, 2005	—	—	—	—
May 1 - May 31, 2005	—	—	—	—
June 1 - June 30, 2005	—	—	—	—

Total	—	—	—	1,000,000
No shares were purchased for the three months ended June 30, 2005. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.
Item 4. Submission Of Matters To a Vote Of Security Holders
The 2005 annual meeting of shareholders of Redwood Trust, Inc. was held on May 5, 2005. The election of directors was the sole matter voted on at that annual meeting. Results of the election were as follows:

	Votes
Nominee	For	Withheld

Douglas B. Hansen	19,764,155	145,660
Greg H. Kubicek	19,681,592	228,222
Charles J. Toeniskoetter	19,745,712	164,103
The following Directors’ term of office continues after the meeting:
Richard D. Baum
George E. Bull
Mariann Byerwalter
David L. Tyler
Item 6. Exhibits

Exhibit 11.1	Computation of Earnings per Share for the three and six months ended June 30, 2005 (filed herewith)

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.
Dated: August 4, 2005	By:	/s/ Douglas B. Hansen
Douglas B. Hansen
President (authorized officer of registrant)

Dated: August 4, 2005	By:	/s/ Harold F. Zagunis
Harold F. Zagunis
Vice President, Chief Financial Officer, Controller, Treasurer, and Secretary (principal financial and accounting officer)