Form 10-Q
period 2005-09-30
REDWOOD TRUST INC
filed 2005-11-04
CIK 930236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-13759
REDWOOD TRUST, INC.
(Exact name of Registrant as specified in its Charter)

Maryland	68-0329422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Belvedere Place, Suite 300	94941
Mill Valley, California	(Zip Code)
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($0.01 par value per share)	24,825,475 as of November 3, 2005

REDWOOD TRUST, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004

(In thousands, except share data)
(Unaudited)
ASSETS
Residential real estate loans	$16,341,180	$22,208,417
Residential home equity lines of credit	215,137	296,348
Residential loan credit-enhancement securities	664,801	561,658
Commercial real estate loans	56,102	54,479
Commercial loan credit-enhancement securities	43,540	14,498
Securities portfolio	1,783,429	1,380,077
Cash and cash equivalents	163,160	57,246

Total Earning Assets	19,267,349	24,572,723
Restricted cash	58,796	36,038
Accrued interest receivable	79,958	72,459
Interest rate agreements	25,422	16,144
Principal receivable	1,529	2,653
Deferred tax asset	7,679	10,572
Deferred asset-backed security issuance costs	56,391	60,993
Other assets	8,850	6,483

Total Assets	$19,505,974	$24,778,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Redwood debt	$161,739	$203,281
Asset-backed securities issued	18,237,792	23,630,162
Accrued interest payable	42,205	35,064
Interest rate agreements	356	1,124
Accrued expenses and other liabilities	30,482	28,095
Dividends payable	17,335	16,183

Total Liabilities	18,489,909	23,913,909

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 24,764,404 and 24,153,576 issued and outstanding	248	242
Additional paid-in capital	808,107	773,222
Accumulated other comprehensive income	117,043	105,357
Cumulative earnings	638,983	481,607
Cumulative distributions to stockholders	(548,316)	(496,272)

Total Stockholders’ Equity	1,016,065	864,156

Total Liabilities and Stockholders’ Equity	$19,505,974	$24,778,065

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

(In thousands, except share data)
(Unaudited)
Interest Income
Residential real estate loans	$190,599	$149,238	$589,032	$361,688
Residential home equity lines of credit	2,206	1,882	7,101	2,685
Residential loan credit-enhancement securities	24,368	16,007	63,431	47,617
Commercial real estate loans	1,209	1,038	3,819	2,607
Commercial loan credit-enhancement securities	453	346	1,690	442
Securities portfolio	22,926	12,932	60,356	32,992
Cash and cash equivalents	990	175	2,374	414

Interest income before provision for credit losses	242,751	181,618	727,803	448,445
Reversal of (provision for) credit losses	805	(1,528)	1,307	(5,539)

Total interest income	243,556	180,090	729,110	442,906
Interest Expense
Redwood debt	(3,845)	(2,312)	(8,398)	(7,373)
Asset-backed securities issued	(192,841)	(112,499)	(559,435)	(277,374)

Total interest expense	(196,686)	(114,811)	(567,833)	(284,747)
Net Interest Income	46,870	65,279	161,277	158,159
Operating expenses	(11,194)	(8,561)	(33,450)	(27,048)
Net recognized gains and valuation adjustments	24,916	20,586	42,973	50,281

Net income before provision for income taxes	60,592	77,304	170,800	181,392
Provision for income taxes	(4,693)	(4,962)	(13,424)	(3,171)

Net Income	$55,899	$72,342	$157,376	$178,221

Basic Earnings Per Share:	$2.26	$3.30	$6.41	$8.62
Diluted Earnings Per Share:	$2.21	$3.18	$6.26	$8.29
Regular dividends declared per common share	$0.70	$0.67	$2.10	$2.01
Special dividends declared per common share	—	—	—	0.50

Total dividends declared per common share	$0.70	$0.67	$2.10	$2.51

Basic weighted average shares outstanding	24,712,536	21,952,606	24,554,475	20,674,396
Diluted weighted average shares outstanding	25,314,315	22,728,369	25,159,619	21,486,208
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

(In thousands)
(Unaudited)
Net income	$55,899	$72,342	$157,376	$178,221
Other comprehensive income:
Net unrealized gains on available-for-sale securities (AFS)	(16,200)	14,562	34,578	44,244
Reclassification adjustment for net (gains) included in net income	(18,137)	(15,198)	(31,100)	(36,026)
Net unrealized gains (losses) on cash flow hedges	13,891	(13,772)	7,901	5,768
Reclassification of net realized cash flow hedge losses (gains) to interest expense on asset-backed securities issued	109	(361)	307	287

Total other comprehensive income	(20,337)	(14,769)	11,686	14,273

Comprehensive Income	$35,562	$57,573	$169,062	$192,494

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005:

	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions to
(In thousands, except share data)	Shares	Amount	Capital	Income	Earnings	Stockholders	Total
(Unaudited)
December 31, 2004	24,153,576	$242	$773,222	$105,357	$481,607	$(496,272)	$864,156

Comprehensive income:
Net income	—	—	—	—	157,376	—	157,376
Net unrealized gain on assets AFS	—	—	—	3,478	—	—	3,478
Net unrealized (loss) on interest rate agreements	—	—	—	8,208	—	—	8,208

Total comprehensive income	—	—	—	—	—	—	169,062
Issuance of common stock:
Secondary Offerings	—	—	—	—	—	—	—
Dividend Reinvestment & Stock Purchase Plans	582,250	5	31,294	—	—	—	31,299
Employee Option & Stock Plans	19,969	1	1,459	—	—	—	1,460
Restricted Stock & Stock DERs	8,609	—	2,132	—	—	—	2,132
Dividends declared:
Common	—	—	—	—	—	(52,044)	(52,044)

September 30, 2005	24,764,404	$248	$808,107	$117,043	$638,983	$(548,316)	$1,016,065

For the Nine Months Ended September 30, 2004:

	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions to
	Shares	Amount	Capital	Income	Earnings	Stockholders	Total

December 31, 2003	19,062,983	$191	$517,826	$82,179	$248,972	$(295,840)	$553,328

Comprehensive income:
Net income	—	—	—	—	178,221	—	178,221
Net unrealized gain on assets AFS	—	—	—	8,218	—	—	8,218
Net unrealized gain on interest rate agreements	—	—	—	6,055	—	—	6,055

Total comprehensive income							192,494
Issuance of common stock:
Secondary Offerings	2,350,000	24	116,596	—	—	—	116,620
Dividend Reinvestment & Stock Purchase Plans	1,545,840	15	81,512	—	—	—	81,527
Employee Option & Stock Plans	278,895	3	4,048	—	—	—	4,051
Restricted Stock & Stock DERs	107,978	—	7,162	—	—	—	7,162
Dividends declared:
Common	—	—	—	—	—	(53,341)	(53,341)

September 30, 2004	23,345,696	$233	$727,144	$96,452	$427,193	$(349,181)	$901,841

The accompanying notes are an integral part of these consolidated financial statements

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

(In thousands)	2005	2004
(Unaudited)
Cash Flows From Operating Activities:
Net income	$157,376	$178,221
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums, discounts, and debt issuance costs	(61,045)	(63,570)
Depreciation and amortization of non-financial assets	622	411
(Reversal of) provision for credit losses	(1,307)	5,539
Non-cash stock compensation	2,132	7,163
Net recognized gains and valuation adjustments	(42,973)	(50,281)
Principal payments on real estate loans held-for-sale	18,283	30
Net sales of real estate loans held-for-sale	277,667	2,339
Purchases of real estate loans held-for-sale	(82,977)	—
Net change in:
Accrued interest receivable	(7,499)	(22,254)
Principal receivable	1,124	12,434
Deferred income taxes	2,893	(9,112)
Other assets	377	(1,779)
Accrued interest payable	7,141	11,991
Accrued expenses and other liabilities	2,387	11,368

Net cash provided by operating activities	274,201	82,500

Cash Flows From Investing Activities:
Purchases of real estate loans held-for-investment	(1,529,338)	(8,275,424)
Proceeds from sales of real estate loans held-for-investment	—	112,811
Principal payments on real estate loans held-for-investment	7,230,178	2,483,075
Purchases of real estate securities available-for-sale	(757,870)	(625,595)
Proceeds from sales of real estate securities available-for-sale	141,442	30,891
Principal payments on real estate securities available-for-sale	153,755	164,824
Net (increase) decrease in restricted cash	(22,758)	(23,098)

Net cash provided by (used in) investing activities	5,215,409	(6,132,516)

Cash Flows From Financing Activities:
Net borrowings on Redwood debt	(41,542)	9,859
Proceeds from issuance of asset-backed securities	1,998,008	8,438,368
Deferred asset-backed security issuance costs	(11,259)	(26,229)
Repayments on asset-backed securities	(7,307,909)	(2,507,237)
Net (purchases) proceeds of interest rate agreements	(2,860)	686
Net proceeds from issuance of common stock	32,758	202,197
Dividends paid	(50,892)	(50,089)

Net cash (used in) provided by financing activities	(5,383,696)	6,067,555

Net increase (decrease) in cash and cash equivalents	105,914	17,539
Cash and cash equivalents at beginning of period	57,246	58,467

Cash and cash equivalents at end of period	$163,160	$76,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$560,692	$272,756
Cash paid for taxes	$8,765	$9,145
Non-cash financing activity:
Dividends declared but not paid	$17,335	$15,642

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
      Redwood acquires credit-enhancement securities (CES) from residential real estate loan securitizations and, to a lesser extent, from commercial real estate loan securitizations. Our residential loan CES portfolio consists of non-rated, B-rated, and BB-rated securities from residential real estate loan securitizations. Our commercial loan CES are all non-rated, first-loss commercial mortgage–backed (CMBS) securities.

Sequoia Residential Mortgage Loan Securitizations
      We acquire residential real estate loans from third party originators for the Sequoia securitization program we sponsor. We then sell these loans to Sequoia entities that finance their purchases through the issuance of asset-backed securities (ABS). Most Sequoia ABS are sold to third parties other than Redwood or Acacia. Certain CES and portions of the interest-only securities (IO securities) created by these securitizations are sold to Redwood. Many of these CES (generally the BB-rated securities) are subsequently sold by Redwood to the Acacia CDO securitization program that Redwood sponsors (see below). Redwood may also acquire other ABS issued by Sequoia entities for re-sale to the Acacia CDO program. Redwood’s on-going investment in Sequoia securities is small relative to the size of each Sequoia entity, and Redwood’s maximum loss is limited to its investment in these Sequoia securities (expect for loan repurchase obligations that may arise in certain limited situations).

Acacia Securitizations
      We acquire various investment grade and non-investment grade residential and commercial real estate securities from third parties and Sequoia for re-sale to the Acacia CDO securitizations we sponsor. We sell securities to Acacia securitization entities that issue ABS. Redwood typically acquires for its own portfolio the securities issued from Acacia entities that bear the first-loss and second-loss credit risk of the Acacia assets. Similar to the Sequoia transactions, Redwood’s on-going investment in these securities is small relative to the size of each Acacia entity, and Redwood’s maximum loss is limited to its investments in these securities.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments necessary for a fair statement of our financial position, results of operations, and cash flows. These consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements included in the Redwood’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the expected results

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
for the year ending December 31, 2005. Certain amounts for prior periods have been reclassified to conform to the September 30, 2005 presentation.
      The September 30, 2005 and December 31, 2004 consolidated financial statements include the accounts of Redwood and its wholly-owned subsidiaries, Sequoia Mortgage Funding Corporation, Acacia CDO 1, LTD through Acacia CDO 8, LTD and RWT Holdings, Inc. (Holdings), and Holdings’ wholly-owned subsidiaries, including Sequoia Residential Funding, Inc. and Madrona LLC. For financial reporting purposes, references to Sequoia mean Sequoia Mortgage Funding Corporation and Sequoia Residential Funding, Inc. References to Acacia mean all of the aforementioned Acacia CDO entities. References to the Redwood REIT mean Redwood exclusive of its taxable subsidiaries. The taxable subsidiaries of Redwood are Holdings and Holdings’ wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Sequoia and Acacia Securitizations
      Redwood treats the securitizations it sponsors as financings under the provisions of Financial Accounting Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140) as we have retained effective control over these loans and securities. Control is maintained through our active management of the assets in the securitization entity, our retained asset transfer discretion, our ability to direct certain servicing decisions, or a combination of the foregoing. Accordingly, the underlying loans owned by the Sequoia entities are shown on our Consolidated Balance Sheets under residential real estate loans and the Sequoia ABS issued to third parties are shown on our Consolidated Balance Sheets under ABS issued. Assets owned by the Acacia entities are shown on our Consolidated Balance Sheets either in our securities portfolio (residential real estate backed securities rated BBB and above, commercial real estate securities, CDO, and REIT corporate debt) or our residential loan credit-enhancement securities (lower rated residential real estate securities). ABS issued by the Acacia entities are shown on our Consolidated Balance Sheets as ABS issued. In our Consolidated Statements of Income, we record interest income on the loans and securities and interest expense on the ABS issued. Any Sequoia ABS (CES, investment grade, or interest-only) acquired by Redwood or Acacia from Sequoia entities and any Acacia ABS acquired by Redwood for its own portfolio are eliminated in consolidation and thus are not shown on our Consolidated Balance Sheets.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Pursuant to Financial Accounting Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and amortize the premium or discount on loans. For loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal prepayments to determine an effective yield to amortize the premium or discount. For loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated prepayments to calculate an effective yield to amortize the premium or discount.
      Commercial real estate loans for which we have the ability and intent to hold to maturity are classified as held-for-investment and are carried at their unpaid balances adjusted for unamortized premium discounts and net of any allowance for credit losses.

Residential and Commercial Real Estate Loans: Held-for-Sale
      Residential and commercial real estate loans that we are marketing for sale are classified as real estate loans held-for-sale. These are carried at the lower of cost or market value on a loan-by-loan basis. Any market valuation adjustments on these loans are recognized in net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Residential and Commercial Loan Credit-Enhancement and Securities Portfolio Securities: Available-for-Sale
      These securities are classified as available-for-sale (AFS) and are carried at their estimated fair values. Cumulative unrealized gains and losses are reported as a component of accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

Credit Reserves
      For consolidated residential loans, HELOC loans, and commercial real estate loans held-for-investment, we establish and maintain credit reserves based on estimates of credit losses inherent in these loan portfolios as of the balance sheet date. To calculate the credit reserve, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each of the consolidated loans, loan pools, or individual loans. We follow the guidelines of Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation (SAB 102), and Financial Accounting Statement No. 5, Accounting for Contingencies (FAS 5), in setting credit reserves for our residential and commercial loans.
      The following factors are considered and applied in such determinations:

•	On-going analyses of the pool of loans — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data

•	Historical loss rates and past performance of similar loans

•	Relevant environmental factors

•	Relevant market research and publicly available third-party reference loss rates

•	Trends in delinquencies and charge-offs

•	Effects of changes in credit concentrations

•	Prepayment assumptions
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
      Additionally, if a loan becomes real estate owned (REO) or is reclassified as held-for-sale, valuations specific to that loan also include analyses of the underlying collateral.
      The credit reserve for credit losses for the commercial real estate loan portfolio includes detailed analyses of each loan and the underlying property. The following factors are considered and applied in such determinations:

•	On-going analyses of each individual loan — including, but not limited to, the age of loans, underwriting standards, business climate, economic conditions, geographical considerations, and other observable data

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

•	On-going evaluations of fair values of collateral using current appraisals and other valuations

•	Discounted cash flow analyses

•	Perfection of security interest

•	Borrowers’ ability to meet obligations
      We follow the guidelines of Financial Accounting Statement No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), in determining impairment on commercial real estate loans. We had no impaired commercial loans as of September 30, 2005 or December 31, 2004.

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Other Assets

Restricted Cash
      Restricted cash includes principal and interest payments from real estate loans and securities owned by consolidated securitization entities that are collateral for or payable to owners of ABS issued by those entities, cash pledged as collateral on interest rate agreements, and cash held back from borrowers until certain loan agreement requirements are met. Corresponding liabilities for cash held back from borrowers are included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Deferred Tax Assets
      Net deferred tax assets represent the net benefit of net operating loss carry forwards, real estate asset basis differences, and recognized tax gains on whole loan securitizations that will be recognized under GAAP through the financial statements in future periods.

Deferred Asset-Backed Securities Issuance Costs
      Deferred ABS issuance costs are costs associated with the issuance of ABS from securitization entities we sponsor. These costs typically include underwriting, rating agency, legal, accounting, and other fees. Deferred ABS issuance costs are reported on our Consolidated Balance Sheets as deferred charges and are amortized as an adjustment to consolidated interest expense using the interest method based on the actual and estimated repayment schedules of the related ABS issued under the principles prescribed in APB 21, Interest on Receivables and Payables.

Other Assets
      Other assets on our Consolidated Balance Sheets include REO, fixed assets, prepaid interest, and other prepaid expenses. REO is reported at the lower of cost or market value.

Accrued Interest Receivable and Principal Receivable
      Accrued interest receivable and principal receivable represents principal and interest that is due and payable to us.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Interest Rate Agreements
      We enter into interest rate agreements to help manage out interest rate risks. See Note 5 for a detailed discussion on interest rate agreements. We report our interest rate agreements at fair value. Those with a positive value to us are reported as an asset. Those with a negative value to us are reported as a liability.

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

Redwood Debt
      Redwood debt is short-term debt collateralized by loans and securities held temporarily for future sale to securitization entities. We carry this debt on our balance sheet at its unpaid principal balance. Redwood currently does not have any long-term debt; all debt matures within one year.

Asset-Backed Securities Issued
      The majority of our consolidated liabilities reported on our Consolidated Balance Sheets represent ABS issued by bankruptcy-remote securitization entities sponsored by Redwood. These ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium. Our exposure to loss from consolidated securitization entities (such as Sequoia and Acacia) is limited (except, in some circumstances, for limited loan repurchase obligations) to our net investment in securities we have acquired from these entities. As required by the governing documents related to each series of ABS, Sequoia and Acacia assets are held in the custody of trustees. Trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the issued ABS. ABS obligations are payable solely from the assets of these entities and are non-recourse to Redwood.

Other Liabilities

Accrued Interest Payable
      Accrued interest payable represents interest due and payable on Redwood debt and ABS issued. It is generally paid within the next month with the exception of interest due on Acacia ABS which is settled quarterly instead of monthly.

Accrued Expenses and Other Liabilities
      Accrued expenses and other liabilities on our Consolidated Balance Sheets include cash held back from borrowers, accrued employee bonuses, executive deferred compensation, dividend equivalent rights (DERs) payable, excise and income taxes, and accrued legal, accounting, consultants and other miscellaneous expenses.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Dividends Payable
      Dividends payable reflect the regular dividend of $0.70 per share declared by our Board of Directors payable on October 21, 2005 to stockholders of record as of September 30, 2005.

Taxes
      We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. In order to qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income (this does not include taxable income retained in our taxable subsidiaries) to stockholders within the time frame set forth in the tax rules and we must meet certain other requirements. If these requirements are met, we generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income we distribute to our stockholders. We may retain up to 10% of our REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain our REIT status.
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

Net Income Per Share
      Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares outstanding are calculated using the treasury stock method, which assumes that all dilutive common stock equivalents are exercised and the funds generated by the exercises are used to buy back outstanding common stock at the average market price of the common stock during the reporting period.
      Pursuant to EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 (EITF 03-6), it was determined that there was no allocation of income for our outstanding stock options, which accrue dividend equivalent rights, as they were antidilutive during the three and nine months ended September 30, 2005 and 2004. There were no other participating securities, as defined by EITF 03-6 during these periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table provides reconciliation of denominators of the basic and diluted net income per share computations.

Basic and Diluted Net Income Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands, except share data)
Denominator:
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	24,712,536	21,952,606	24,554,475	20,674,396
Net effect of dilutive stock options	601,779	775,763	605,144	811,812

Denominator for diluted earnings per share	25,314,315	22,728,369	25,159,619	21,486,208

Basic Earnings Per Share:
Net income per share	$2.26	$3.30	$6.41	$8.62

Diluted Earnings Per Share:
Net income per share	$2.21	$3.18	$6.26	$8.29

      For the three months ended September 30, 2005 and 2004, the number of common shares that were anti-dilutive totaled 368,522 and 24,198, respectively. For the nine months ended September 30, 2005 and 2004, the number of common shares that were anti-dilutive totaled 167,622 and 20,238, respectively.

Other Comprehensive Income
      Current period net unrealized gains and losses on residential and commercial loan CES, securities portfolio available-for-sale, and interest rate agreements classified as cash flow hedges are reported as components of other comprehensive income on our Consolidated Statements of Comprehensive Income.

Stock-Based Compensation
      As of September 30, 2005 and December 31, 2004, we had one stock-based employee compensation plan and one employee stock purchase plan. These plans are described more fully in Note 10. In accordance with the guidance of Financial Accounting Statement No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment for FASB Statement No. 123, (FAS 148) we elected to prospectively apply the fair value method of accounting for stock-based awards issued subsequent to December 31, 2002.
      We continue to account for all stock-based compensation awards issued prior to December 31, 2002 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under these provisions, when we granted stock-based compensation awards we did not include any stock-based employee compensation cost in net income, as all awards granted under the plan had an exercise price equal to the fair market value of

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
the underlying common stock on the date of grant. Had Redwood applied Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) to options granted prior to 2003, net income and net income per share would have been the pro-forma amounts indicated below:

Pro-Forma Net Income Under FAS 123

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands, except share data)
Net income, as reported	$55,899	$72,342	$157,376	$178,221
Add: Dividend equivalent right operating expenses under APB 25	2,029	1,953	5,587	7,547
Add: Stock option operating (income) expenses under APB 25	(16)	213	(98)	1,021
Deduct: Stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003	(201)	(256)	(671)	(848)

Pro forma net income	$57,711	$74,252	$162,194	$185,941

Earnings per share:
Basic — as reported	$2.26	$3.30	$6.41	$8.62
Basic — pro forma	$2.34	$3.38	$6.61	$8.99
Diluted — as reported	$2.21	$3.18	$6.26	$8.29
Diluted — pro forma	$2.28	$3.27	$6.45	$8.65
      The Black-Scholes option-pricing model was used in determining fair values of option grants accounted for under FAS 123. The model requires the use of assumptions such as strike price, expected life, risk free rate of return, and stock price volatility. These options are generally granted over the course of the calendar year. Some of the options granted during the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 had dividend equivalent rights, and, accordingly, the assumed dividend yield was zero. Other options granted during the first nine months of 2005 and 2004 had no DERs and the assumed dividend yield was 10%. See Note 10 for a further discussion of options. The following table describes the weighted average of assumptions used for calculating the value of options granted in the three months and nine months ended September 30, 2005 and 2004.

Weighted Average Assumptions used for Valuation of Options under FAS 123 Granted during period

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Stock Price Volatility	—	22.00%	26.41%	22.00%
Risk free rate of return (5 yr Treasury Rate)	—	3.45%	4.07%	3.30%
Dividend Yield Assumptions	—	0.00%	4.45%	4.87%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
      As of September 30, 2005 and December 31, 2004, our reported earning assets (owned by us or by consolidated securitization entities) consisted of investments in adjustable-rate, hybrid, and fixed-rate residential and commercial real estate loans and securities and home equity lines of credit. Hybrid loans have an initial fixed coupon rate for three to ten years followed by periodic (usually annual or semi-annual) adjustments. The original maturity of the majority of our residential real estate loans and residential real estate securities is usually twenty-five to thirty years. The original maturity of our commercial real estate loans and commercial real estate securities is generally up to ten years. The original maturity of our home equity lines of credit is ten years. The actual amount of principal outstanding is subject to change based on the prepayments of the underlying loans.
      For the three months ended September 30, 2005 and 2004, the average consolidated balance of earning assets was $20.1 billion and $22.5 billion, respectively. For the nine months ended September 30, 2005 and 2004, the average consolidated balance of earning assets was $22.2 billion and $20.3 billion, respectively.

Residential Real Estate Loans
      We acquire residential real estate loans from third party originators for sale to securitization entities sponsored by us under our Sequoia program. We sell these loans to Sequoia securitization entities, which, in turn, issue ABS (that are shown as liabilities on our Consolidated Balance Sheets). The

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
following table presents the carrying value of consolidated real estate loans as September 30, 2005 and December 31, 2004.

Residential Real Estate Loans Carrying Value

	September 30, 2005			December 31, 2004

	Held-for-	Held-for-		Held-for-	Held-for-
	Sale	Investment	Total	Sale	Investment	Total
(In thousands)
Current face	$—	$16,176,357	$16,176,357	$2,365	$22,021,523	$22,023,888
Unamortized Premium	—	185,814	185,814	32	207,575	207,607

Amortized Cost	—	16,362,171	16,362,171	2,397	22,229,098	22,231,495
Lower of cost-or- market adjustments	—	—	—	(375)	—	(375)
Reserve for Credit Losses	—	(20,991)	(20,991)	—	(22,703)	(22,703)

Carrying Value	$—	$16,341,180	$16,341,180	$2,022	$22,206,395	$22,208,417

      Loans held-for-investment are primarily residential real estate loans sold to securitization entities and are consolidated on our Consolidated Balance Sheets. Loans acquired for future sale to sponsored securitization entities are also classified as held-for-investment. Loans held-for-sale are those we anticipate selling to third parties other than Redwood-sponsored securitization entities and are reported at the lower of cost or market value.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table provides detail of the activity of our residential real estate loan held-for-sale and held-for-investment portfolios for the three and nine months ended September 30, 2005 and 2004.

Residential Real Estate Loans Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Residential Real Estate Loans at beginning of period	$19,383,193	$19,915,575	$22,208,417	$16,239,160
Acquisitions	332,049	2,898,165	1,591,238	7,923,314
Sales (other than to consolidated ABS trusts)	(263,079)	(112,811)	(266,457)	(112,811)
Principal repayments	(3,096,721)	(1,144,320)	(7,161,015)	(2,463,802)
Transfers to REO	(1,880)	—	(3,089)	—
Net discount (premium) amortization	(13,479)	2,078	(29,452)	(23,430)
Reversal of (provision for) credit losses	1,315	(1,264)	1,502	(5,008)
Net recognized gains (losses) and valuation adjustments	(218)	489	36	489

Residential Real Estate Loans at end of period	$16,341,180	$21,557,912	$16,341,180	$21,557,912

      The table below presents information regarding residential real estate loans pledged under our borrowing agreements.

Residential Real Estate Loans as Collateral

	September 30, 2005		December 31, 2004

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value
(In thousands)
Unpledged	$16,680	$16,760	$3,618	$3,288
Pledged for Redwood debt	—	—	188,707	190,207
Owned by securitization entities, financed through the issuance of ABS	16,159,677	16,324,420	21,831,563	22,014,922

Total Value	$16,176,357	$16,341,180	$22,023,888	$22,208,417

Residential Home Equity Lines of Credit (HELOCs)
      There were no HELOC purchases during the three months ended September 30, 2005 and $0.1 million during the nine months ended September 30, 2005. We acquired $335 million HELOCs during the nine months ended September 30, 2004. Our goal is to sell the HELOCs we accumulate to securitization entities that raise the proceeds necessary through the issuance of ABS. As of September 30, 2005 and December 31, 2004, substantially all consolidated HELOCs were owned by a securitization entity; the balance was funded with equity. There were no sales during these periods to

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
unrelated third parties. These HELOCs are all indexed to the prime rate. The table below represents the carrying value of consolidated HELOCs.

HELOCs Carrying Value

	September 30, 2005	December 31, 2004
	Held-for-	Held-for-
	Investment	Investment
(In thousands)
Current face	$210,476	$288,954
Unamortized premium	5,699	8,087

Amortized cost	216,175	297,041
Reserve for credit losses	(1,038)	(693)

Carrying value	$215,137	$296,348

Residential Loan Credit-Enhancement Securities
      The residential loan credit-enhancement securities shown on our Consolidated Balance Sheets include non-rated, B-rated, and BB-rated securities acquired from securitizations sponsored by others. Our residential loan CES provided some level of credit enhancement on $179 billion and $126 billion high-quality residential real estate loans securitized by entities not sponsored by us as of September 30, 2005 and December 31, 2004, respectively.

Residential Loan CES Carrying Value

	September 30, 2005	December 31, 2004
	Securities	Securities
	Available-for-Sale	Available-for-Sale
(In thousands)
Current face	$1,052,813	$933,772
Unamortized discount	(89,429)	(108,141)
Portion of discount designated as credit protection	(382,862)	(342,706)

Amortized cost	580,522	482,925
Gross unrealized gains	91,949	84,390
Gross unrealized losses	(7,670)	(5,657)

Carrying value	$664,801	$561,658

      As a result of the concentrated credit risk associated with residential loan CES, we are generally able to acquire these securities at a discount to their face (principal) value. A portion of this discount is designated as credit protection and the remainder is accreted into income over the remaining life of the security.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents the changes in our unamortized discount and the portion of the discount designated as credit protection for the three and nine months ended September 30, 2005 and 2004.

Residential Loan CES Unamortized Discount and Designated Credit Protection

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Beginning balance of unamortized discount	$96,488	$121,808	$108,141	$123,329
Amortization of discount	(11,193)	(8,181)	(27,695)	(25,666)
Calls, sales, and other	(14,153)	(16,560)	(29,695)	(39,977)
Re-designation of credit protection to discount	19,242	5,733	44,015	34,163
Acquisitions	(955)	6,567	(5,337)	17,518

Ending balance of unamortized discount	$89,429	$109,367	$89,429	$109,367

Beginning balance of designated credit protection	$404,180	$235,535	$342,706	$200,970
Realized credit losses	(1,502)	(534)	(3,303)	(2,343)
Calls, sales, and other	(33,420)	(3,830)	(44,768)	(10,430)
Re-designation of credit protection to discount	(19,242)	(5,733)	(44,015)	(34,163)
Acquisitions	32,846	73,487	132,242	144,891

Ending balance of designated credit protection	$382,862	$298,925	$382,862	$298,925

      Yields recognized for GAAP for each security vary as a function of credit results, prepayment rates, and, for our variable rate securities, interest rates. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected), the yield over the remaining life of the security may be adjusted downward. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater then previously expected), the yield over the remaining life of the security may be adjusted upwards over time.
      For three months ended September 30, 2005, we did not recognize any other-than-temporary impairments (EITF 99-20). For the nine months ended September 30, 2005, we recognized losses due to other-than-temporary impairments of $0.1 million. For the three and nine months ended September 30, 2004, we recognized losses due to other-than-temporary impairments of $0.1 million and $3.3 million, respectively. These recognized losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.
      Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP. The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated residential loan CES as of September 30, 2005. These unrealized losses are not consid-

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
ered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

Residential Loan CES with Unrealized Losses as of September 30, 2005

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
(In thousands)
Residential loan credit- enhancement securities	$132,941	$(7,422)	$2,978	$(248)	$135,919	$(7,670)
      The following table provides detail of the activity in our residential CES portfolio for the three and nine months ended September 30, 2005 and 2004.

Residential Loan CES Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Residential CES at beginning of period	$706,195	$442,239	$561,658	$378,727
Acquisitions	57,481	82,918	213,139	195,553
Sales (other than to consolidated ABS trusts)	(98,775)	—	(126,068)	(22,416)
Principal repayments (including calls)	(18,403)	(44,822)	(62,735)	(126,459)
Discount amortization	11,193	8,181	27,695	25,666
Net unrealized balance sheet gains (losses)	(18,848)	(12,097)	5,545	(4,758)
Net recognized gains and valuation adjustments	25,958	20,390	45,567	50,496

Residential Loan CES at end of period	$664,801	$496,809	$664,801	$496,809

      Of the $18 million and $63 million of principal pay downs in the three and nine months ended September 30, 2005, $5 million and $28 million, respectively, represented calls of the securities in accordance with the original issue provisions of individual securitization entities. Of the $45 million and $126 million of principal pay downs in the three and nine months ended September 30, 2004, $32 million and $80 million, respectively, represented calls of securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      We generally fund the first-loss and second-loss interests of residential CES with equity capital. We generally sell the third-loss interests (and some of the second-loss interests) of the residential loan CES we acquire to securitization entities (Acacia) that re-securitize these assets by issuing ABS. Prior to sale to Acacia, we may fund some of the securities acquired on a temporary basis with short-term borrowings through various financing facilities available to us (see Note 6). The table below presents information regarding our residential CES pledged under borrowing agreements and securitizations.

Residential Loan CES as Collateral

		December 31,
	September 30, 2005	2004
(In thousands)
Unpledged	$336,067	$350,756
Pledged for Redwood debt	2,406	—
Owned by securitization entities, financed through issuance of ABS	326,328	210,902

Total Carrying Value	$664,801	$561,658

Commercial Real Estate Loans
      Commercial real estate loans represent first or second lien interests in multifamily, office, retail, and industrial properties. Commercial real estate loans held-for-investment may represent junior participations in first lien interests where we provide credit enhancement to a senior interest.

Commercial Real Estate Loans Carrying Value

	September 30, 2005			December 31, 2004

	Held-	Held-for-		Held-	Held-for-
	for-Sale	Investment	Total	for-Sale	Investment	Total
(In thousands)
Current face	$—	$66,348	$66,348	$—	$65,598	$65,598
Unamortized (discount) premium	—	(2,105)	(2,105)	—	(2,478)	(2,478)
Portion of discount designated as credit protection	—	(8,141)	(8,141)	—	(8,141)	(8,141)
Lower of cost-or-market adjustments	—	—	—	—	—	—
Reserve for credit losses	—	—	—	—	(500)	(500)

Carrying Value	$—	$56,102	$56,102	$—	$54,479	$54,479

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table provides detail of the activity of our commercial real estate loan portfolio for the three and nine months ended September 30, 2005 and 2004.

Commercial Real Estate Loans Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Commercial real estate loans at beginning of period	$41,794	$33,546	$54,479	$22,419
Acquisitions	14,219	—	20,951	17,066
Principal capitalized (payments)	158	(29)	(8,878)	(3,307)
Net premium amortization	(69)	(128)	(198)	(352)
Reversal of provisions for credit losses	—	—	185	—
Sales (other than to consolidated ABS trusts)	(17)	—	(11,209)	(2,339)
Net recognized gains (losses) and valuation adjustments	17	—	772	(98)

Commercial real estate loans at end of period	$56,102	$33,389	$56,102	$33,389

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

Commercial Real Estate Loans as Collateral

	September 30, 2005		December 31, 2004

	Face	Carrying	Face	Carrying
	Value	Value	Value	Value
(In thousands)
Unpledged	$15,591	$7,192	$40,868	$32,119
Pledged for Redwood debt	14,401	14,206	—	—
Owned by securitization entities, financed through issuance of ABS	36,356	34,704	24,730	22,360

Total carrying value	$66,348	$56,102	$65,598	$54,479

Commercial Loan CES
      The commercial loan CES shown on our Consolidated Balance Sheets include non-rated securities acquired from securitizations sponsored by others and a re-REMIC that is a resecuritization of several first and second loss securities of other CMBS. Our commercial loan CES provided some level of credit enhancement on $21 billion and $6 billion high-quality commercial real estate loans securitized by entities not sponsored by us as of September 30, 2005 and December 31, 2004, respectively. In addition, the underlying loans in the re-REMIC included in this portfolio totaled $18 billion and $20 billion at September 30, 2005 and December 31, 2004, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Commercial Loan CES Carrying Value

	September 30, 2005	December 31, 2004
	Securities	Securities
	Available-for-Sale	Available-for-Sale
(In thousands)
Current face	$138,530	$45,639
Unamortized premium	41,127	12,883
Portion of discount designated as credit protection	(138,530)	(45,639)

Amortized cost	41,127	12,883
Gross unrealized gains	3,264	1,615
Gross unrealized losses	(851)	—

Carrying value	$43,540	$14,498

      As a result of the concentrated credit risk associated with commercial loan CES, we generally are able to acquire these securities at a discount to their face (principal) value. A portion of this discount is designated as credit protection and the remainder is accreted into income or expense over the remaining life of the security.
      The amount of designated credit protection equals the amount of credit losses within the underlying loan pool that we expect to incur over the life of the loans. This estimate is determined based upon various factors affecting these assets, including economic conditions, characteristics of the underlying loans, delinquency status, past performance of similar loans, and external credit protection. We use a variety of internal and external credit risk cash flow modeling and portfolio analytical tools to assist in our assessments. Quarterly, we complete our assessments on each individual underlying loan pool and determine the appropriate level of credit protection required for each security we own. The designated credit protection is specific to each commercial loan CES.
      The following table presents the changes in our unamortized premium and the portion of the discount designated as credit protection for the three and nine months ended September 30, 2005 and 2004.

Commercial Loan CES Unamortized Discount and Designated Credit Protection

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Beginning balance of unamortized (premium) discount	$(24,847)	$(2,084)	$(12,883)	$—
Amortization of premium (discount)	902	(60)	1,657	(18)
Calls, sales, and other	—	85	151	12
Re-designation of credit protection to discount	—	—	—	—
Acquisitions	(17,182)	(6,397)	(30,052)	(8,450)

Ending balance of unamortized premium	$(41,127)	$(8,456)	$(41,127)	$(8,456)

Beginning balance of designated credit protection	$87,210	$8,175	$45,639	$—
Realized credit losses	(3)	—	(1,464)	—
Calls, sales and other	—	—	—	—
Re-designation of credit protection to discount	—	—	—	—
Acquisitions	51,323	18,755	94,355	26,930

Ending balance of designated credit protection	$138,530	$26,930	$138,530	$26,930

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Yields recognized for GAAP purposes for each security vary as a function of credit results, prepayment rates, and (for our variable rate securities) interest rates. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected, the yield over the remaining life of the security may be adjusted downward. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected, the yield over the remaining life of the security may be adjusted upwards over time.
      For the three months ended September 30, 2005 and for the three and nine months ended September 30, 2004, we did not recognize losses due to other-than-temporary impairment. For the nine months ended September 30, 2005, we recognized losses due to other-than-temporary impairments of $0.2 million.
      Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a decline in market value for securities not deemed impaired for GAAP purposes. The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all consolidated commercial loan CES as of September 30, 2005. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their value.

Commercial Loan CES with Unrealized Losses as of September 30, 2005

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
(In thousands)
Commercial Loan CES	$3,407	$(851)	$—	$—	$3,407	$(851)
      The following table provides detail of the activity in our commercial loan CES portfolio for the three and nine months ended September 30, 2005 and 2004.

Commercial Loan CES Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Commercial Loan CES at beginning of period	$29,397	$2,094	$14,498	$—
Acquisitions	17,182	6,311	30,052	8,438
Sales (other than to consolidated ABS trusts)	—	—	—	—
Principal repayments (including calls)	—	—	—	—
Net discount (premium) amortization	(902)	60	(1,657)	18
Net unrealized balance sheet gains (losses)	(2,136)	677	799	686
Net recognized gains and valuation adjustments	—	—	(151)	—

Commercial Loan CES at end of period	$43,541	$9,142	$43,541	$9,142

      We generally fund the commercial loan CES with equity capital. There were no commercial loan CES pledged as collateral at September 30, 2005 or December 31, 2004.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Securities Portfolio
      Securities portfolio assets represent investment-grade security interests in prime residential loans, sub-prime residential loans, commercial real estate loans, second lien residential loans, CDO’s, and REIT corporate debt securities. Also included in this portfolio are below investment-grade commercial mortgage backed securities (except for non-rated securities shown under commercial CES), securities backed by manufactured housing loans, REIT corporate debt, and various real estate interests in CDOs sponsored by others.

Securities Portfolio Carrying Value

	September 30, 2005	December 31, 2004
	Securities	Securities
	Available-for-Sale	Available-for-Sale
(In thousands)
Current face	$1,818,295	$1,378,924
Unamortized discount	(69,105)	(41,125)
Unamortized premium	4,310	5,548
Unamortized premium — interest-only certificates	17,747	21,682

Amortized cost	1,771,247	1,365,029
Gross unrealized gains	21,127	20,159
Gross unrealized losses	(8,945)	(5,111)

Carrying value	$1,783,429	$1,380,077

      Other-than-temporary impairments (EITF 99-20) for the three and nine months ended September 30, 2005 totaled $1.2 million and $3.1 million, respectively. Other-than-temporary impairments totaled $0.3 million and $1.5 million for the three and nine months ended September 30, 2004, respectively. These other-than-temporary impairments are included as part of net recognized gains and valuation adjustments in our Consolidated Statements of Income.
      Gross unrealized gains and losses represent the difference between the net amortized cost and the fair value of individual securities. Gross unrealized losses represent a temporary decline in market values. The following table shows the gross unrealized losses, fair value, and length of time that securities have been in a continuous unrealized loss position of all securities portfolio securities as of September 30, 2005. These unrealized losses are not considered to be other-than-temporary impairments because these losses are not due to adverse changes in credit or prepayment speeds, and we have the intent and ability to hold these securities for a period sufficient for these securities to potentially recover their values.

Securities Portfolio with Unrealized Losses as of September 30, 2005

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
(In thousands)
Securities portfolio	$477,696	$(5,630)	$118,064	$(3,315)	$595,760	$(8,945)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The table below provides detail of the activity in our securities portfolio for the three and nine months ended September 30, 2005 and 2004.

Securities Portfolio Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Securities Portfolio at beginning of period	$1,648,838	$1,093,374	$1,380,077	$844,714
Acquisitions	190,160	144,753	514,679	421,604
Sales (other than to consolidated ABS trusts)	—	—	(15,374)	(8,475)
Principal repayments	(41,618)	(18,489)	(91,020)	(38,365)
Net discount (premium) amortization	566	(146)	832	(1,293)
Net unrealized balance sheet gains (losses)	(13,569)	10,784	(3,081)	12,289
Net recognized gains (losses) and valuation adjustments	(948)	(340)	(2,684)	(538)

Securities Portfolio at end of period	$1,783,429	$1,229,936	$1,783,429	$1,229,936

      The following table presents information on the types of securities consolidated on our balance sheets as of September 30, 2005 and December 31, 2004.

Securities Portfolio Asset Types

	September 30,	December 31,
	2005	2004
(In thousands)
Commercial real estate	$310,907	$228,643
Residential prime	647,781	400,047
Residential sub prime	477,266	428,610
Residential second lien	118,409	131,197
Manufactured housing	14,695	14,016
REIT Corporate debt	63,381	64,479
Real estate CDOs	150,990	113,085

Total securities portfolio	$1,783,429	$1,380,077

      At September 30, 2005, non-investment grade securities totaled $172 million, including commercial real estate securities ($146 million), manufactured housing securities ($6 million), and real estate CDOs ($20 million). At December 31, 2004, non-investment grade securities in this portfolio totaled $87 million, including commercial real estate securities ($70 million), REIT corporate debt ($8 million), manufactured housing securities ($6 million), and real estate CDOs ($3 million).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

Securities Portfolio as Collateral

	September 30,	December 31,
	2005	2004
(In thousands)
Unpledged	$90,169	$93,472
Pledged for Redwood debt	144,432	21,283
Owned by securitization entities, financed through the issuance of ABS	1,548,828	1,265,322

Total Carrying Value	$1,783,429	$1,380,077

Net Recognized Gains and Valuation Adjustments
      Fluctuations in the market value of certain of our real estate loan and security assets and interest rate agreements may also affect our net income. The table below describes the various components of our net recognized gains and valuation adjustments reported in income during the three and nine months ended September 30, 2005 and 2004.

Net Recognized Gains and Valuation Adjustments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Realized gains on calls:
Residential loan CES	$2,704	$20,472	$14,643	$47,534
Securities portfolio	210	—	240	—
Realized gains (losses) on sales:
Residential real estate loans	(218)	489	36	489
Commercial real estate loans	17	—	772	(23)
Residential loan CES	23,254	—	30,979	6,242
Securities portfolio	—	—	129	1,007
Valuation adjustments — impairment (EITF 99-20 and others):
Residential loan CES	—	(82)	(55)	(3,281)
Securities portfolio	(1,158)	(340)	(3,053)	(1,545)
Commercial loan CES	—	—	(151)	—
Lower-of-cost-or-market (LOCOM) valuation adjustments on real estate loans:
Residential real estate loans	—	—	—	—
Commercial real estate loans	—	—	—	(75)
Gains (losses) on interest rate agreements	107	47	(567)	(67)

Net recognized gains and valuation adjustments	$24,916	$20,586	$42,973	$50,281

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 4.	RESERVES FOR CREDIT LOSSES
      We establish and maintain credit reserves that we believe represent probable credit losses in our consolidated residential and commercial real estate loans held for investment as of the date of the financial statements. The reserves for credit losses are reflected as a component of residential and commercial real estate loans on our Consolidated Balance Sheets. The following table summarizes the activity in reserves for credit losses for the three and nine months ended September 30, 2005 and 2004.
      Delinquencies in our consolidated residential real estate loan portfolio were $23 million and $13 million, respectively, as of September 30, 2005 and December 31, 2004. Delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and REO. As a percentage of our residential real estate loan portfolio, delinquencies remained at low levels relative to residential real estate loans in the U.S. and stood at 0.14% and 0.06% of our current loan balances as of September 30, 2005 and December 31, 2004, respectively. Our residential loan servicers advance payment on delinquent loans to the extent they deem them recoverable. The following table summarizes the activity in reserves for credit losses for our consolidated residential real estate loans for the three and nine months ended September 30, 2005 and 2004.

Residential Real Estate Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Balance at beginning of period	$22,396	$20,080	$22,703	$16,336
(Reversal of) provision for credit losses	(1,315)	1,264	(1,502)	5,008
Charge-offs	(90)	—	(210)	—

Balance at end of period	$20,991	$21,344	$20,991	$21,344

      Delinquencies in our HELOC portfolio totaled $1.0 million, or 0.48% of the outstanding balance as of September 30, 2005, and totaled $0.3 million, or 0.10% of the outstanding balance as of December 31, 2004. The following table summarizes the activity in reserves for credit losses for our HELOCs for the three and nine months ended September 30, 2005 and 2004.

HELOCs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Balance at beginning of period	$563	$267	$693	$—
Provision for credit losses	510	264	380	531
Charge-offs	(35)	—	(35)	—

Balance at end of period	$1,038	$531	$1,038	$531

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      We had no delinquent or impaired commercial real estate loans as of September 30, 2005 and December 31, 2004. The following table summarizes the activity in reserves for credit losses for our commercial real estate loans for the three and nine months ended September 30, 2005 and 2004.

Commercial Real Estate Loans

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Balance at beginning of period	$—	$500	$500	$500
(Reversal of) credit losses	—	—	(185)	—
Charge-offs	—	—	(315)	—

Balance at end of period	$—	$500	$—	$500

NOTE 5.	INTEREST RATE AGREEMENTS
      We maintain an overall interest rate risk management strategy that incorporates the use of derivative interest rate agreements for a variety of reasons, including minimizing significant fluctuations in earnings or market values on certain assets or liabilities that may be caused by interest rate volatility. Interest rate agreements we use as part of our interest rate risk management strategy may include interest rate options, swaps, options on swaps, futures contracts, options on futures contracts, and options on forward purchases.
      On the date an interest rate agreement is entered into, we designate the interest rate agreement as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) held for trading (trading instrument). We currently have elected cash flow hedging treatment for certain interest rate agreements and treat other interest rate agreements as trading instruments.
      In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings when the hedging relationship is terminated. The ineffective portion of the hedging derivative is recognized immediately in earnings.
      If we do not elect hedge accounting treatment (i.e., we designate the interest rate agreement as a “trading instrument”) changes in the market value of the interest rate agreement and all associated income and expenses are reported through earnings through net recognized gains and valuation adjustments.
      We report our interest rate agreements at fair value as determined using third-party models and confirmed by Wall Street dealers. As of September 30, 2005, the net fair value of our interest rate agreements was $25.1 million. As of December 31, 2004, the net fair value of interest rate agreements was $15.0 million. Our total unrealized gain included in accumulated other comprehensive income on interest rate agreements was $18.2 million at September 30, 2005 and $10.0 million at December 31, 2004.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table shows the aggregate fair value of our interest rate agreements as of September 30, 2005 and December 31, 2004.

Interest Rate Agreements

	September 30, 2005			December 31, 2004

	Fair	Notional	Credit	Fair	Notional	Credit
	Value	Amount	Exposure	Value	Amount	Exposure
(In thousands)
Trading Instruments
Interest rate caps purchased	$1,529	$116,400	—	$1,861	$105,400	$—
Interest rate caps sold	(81)	(65,000)	—	(440)	(65,000)	—
Interest rate corridors purchased	—	1,124,217	—	63	1,340,331	—
Interest rate swaps	229	57,400	—	—	—	—
Cash Flow Hedges
Interest rate swaps	23,389	6,898,984	—	13,536	11,081,719	280

Total Interest Rate Agreements	$25,066	$8,132,001	—	$15,020	$12,462,450	$280

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
      Certain of our interest rate agreements accounted for as cash flow hedges may be terminated prior to the completion of the forecasted transactions. In these cases, since the forecasted transaction is still likely to occur, the net gain or loss on the interest rate agreement remains in accumulated other comprehensive income, and will be reclassified from accumulated other comprehensive income to our Consolidated Statements of Income during the period the forecasted transaction occurs. Of the $18.2 million in accumulated other comprehensive income at September 30, 2005, $1.2 million was associated with cash flow hedges that were terminated and $0.5 million of this amount will be recognized as interest expense on our Consolidated Statements of Income in the next twelve months. In the case when the hedge is terminated and the forecasted transaction is not expected to occur, we would immediately recognize the gain or loss through our Consolidated Statements of Income; there were no such instances in the three and nine months ended September 30, 2005 and 2004.
      To the extent our interest rate agreements accounted as cash flow hedges are ineffective the net ineffective portion is recorded as an interest expense. We use the dollar-offset method to determine the amount of ineffectiveness recorded in the Consolidated Statements of Income. We anticipate having

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
some ineffectiveness in our hedging program, as not all terms of our hedges and not all terms of our hedged items match perfectly. For both the three and nine months ended September 30, 2005, the amount of ineffectiveness was $0.1 million. For the three and nine months ended September 30, 2004, the amount of such ineffectiveness was $0.3 million and $0.6 million of expense, respectively.
      The following table depicts the interest income (expense) and net recognized gains (losses) and valuation adjustments activity for the three and nine months ended September 30, 2005 and 2004 for our interest rate agreements.

Interest Rate Agreements

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Realized net gains (losses) reclassified from other comprehensive income	$(109)	$361	$(307)	$(287)
Realized net (losses) due to net ineffective portion of hedges	(49)	(269)	(93)	(632)
Net cash receipt (payment) on Interest Rate Swaps	782	(2,981)	3,369	(12,910)

Total	$624	$(2,889)	$2,969	$(13,829)

Net Recognized Gains (Losses) and Valuation Adjustments

Realized net gains (losses) on trading instruments	$107	$47	$(567)	$(67)

      We will discontinue hedge accounting when (1) we determine that the derivative is no longer expected to be effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a fair value or cash flow hedge; or (4) it is probable that the forecasted transaction will not occur by the end of the originally specified time period.

NOTE 6.	SHORT-TERM DEBT
      Redwood debt is currently all short-term debt. We generally enter into repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings (short-term debt) to finance assets under accumulation for future sale to securitization entities. We also have $60 million unsecuritized lines of credit available from two banks and have a commercial paper facility (discussed below). The table below summarizes Redwood debt by collateral type as of September 30, 2005 and December 31, 2004.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Redwood Debt

	September 30, 2005			December 31, 2004

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amount	Interest	Days Until	Amount	Interest	Days Until
	Borrowed	Rate	Maturity	Borrowed	Rate	Maturity
(In thousands)
Residential real estate loan collateral	$—	—	—	$181,999	2.92%	126
Residential loan CES collateral	2,410	4.27%	75	—	—	—
Commercial real estate loan collateral	14,247	5.32%	75	—	—	—
Commercial loan CES collateral	—	—	—	—	—	—
Securities portfolio collateral	145,082	4.28%	75	21,282	4.05%	69

Total Redwood debt	$161,739	4.37%	75	$203,281	3.03%	120

      For the three and nine months ended September 30, 2005, the average balance of Redwood debt was $298 million and $264 million with a weighted-average interest cost of 5.16% and 4.24%, respectively. For the three and nine months ended September 30, 2004, the average balance of Redwood debt was $405 million and $464 million with a weighted average cost of 2.29% and 2.12%, respectively. At September 30, 2005 and December 31, 2004, accrued interest payable on Redwood debt was $0.1 million and $0.1 million, respectively.
      As of September 30, 2005 and December 31, 2004, Redwood debt had the following remaining maturities.

Redwood Debt

	September 30,	December 31,
	2005	2004
(In thousands)
Within 30 days	$—	$868
31 to 90 days	161,739	115,841
Over 90 days	—	86,572

Total Redwood debt	$161,739	$203,281

      In March 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/ P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (although the current authorization is for $300 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a BBB-rated Madrona ABS to provide further credit support. This facility has a three-year term. During the third quarter of 2005 Madrona issued commercial paper which was purchased by Redwood. As of September 30, 2005 there was no commercial paper issuance outstanding.
      We have uncommitted facilities available with several banks and major investment banking firms for financing residential and commercial real estate securities and loans. The table below summarizes the outstanding balances as of September 30, 2005 and December 31, 2004 by collateral type.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Redwood Debt

	September 30, 2005

	Number
	of
	Facilities	Outstanding	Limit	Maturity
(In thousands)
Facilities by Collateral
Real Estate Loans	4	$—	$1,800,000	10/05-9/06
Real Estate Securities	2	161,739	360,000	3/06-8/06
Unsecured Line of Credit	2	—	60,000	10/05-8/06
Madrona Commercial Paper Facility	1	—	300,000	4/08

Total Facilities	9	$161,739	$2,520,000

	December 31, 2004

	Number
	of
	Facilities	Outstanding	Limit	Maturity

Facilities by Collateral
Real Estate Loans	4	$181,999	$1,600,000	3/05-10/05
Real Estate Securities	3	21,282	410,000	3/05-8/05
Unsecured Line of Credit	0	—	—	n/a
Madrona Commercial Paper Facility	0	—	—	n/a

Total Facilities	7	$203,281	$2,010,000

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
      Securitization entities sponsored by us issue ABS to raise the funds to acquire assets from us and others. Each series of asset ABS consists of various classes that pay interest at variable and fixed rates. The bulk of the ABS is indexed to one-, three- or six-month LIBOR. A lesser amount of the ABS are fixed for a term and then will adjust to a LIBOR rate (hybrid ABS) or are fixed for their entire term. Some of the ABS Interest-Only (IO) securities issued have a fixed spread, while others earn a coupon based on the spread between collateral owned by and the ABS issued by a securitized entity. The maturity of each class is directly affected by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption (call) according to the specific terms of the respective governing documents. As a result, the actual maturity of any class of ABS is likely to occur earlier than its stated maturity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The components of ABS issued by consolidated securitization entities as of September 30, 2005 and December 31, 2004, along with other selected information, are summarized in the table below.

Asset-Backed Securities Issued

	September 30, 2005	December 31, 2004
(In thousands)
Sequoia ABS issued — certificates with principal value	$15,901,546	$21,681,229
Sequoia ABS issued — interest-only certificates	163,332	210,385
Acacia ABS issued	2,138,200	1,691,592
Commercial ABS issued	4,250	9,523
Madrona ABS issued	5,400	—
Unamortized premium on ABS	25,064	37,433

Total consolidated ABS issued	$18,237,792	$23,630,162

Range of weighted average interest rates, by series — Sequoia	3.63% to 5.64%	2.22% to 5.54%
Stated Sequoia maturities	2007-2039	2007-2035
Number of Sequoia series	42	39
Range of weighted average interest rates, by series — Acacia	4.03%-4.72%	2.69%-3.35%
Stated Acacia maturities	2018-2045	2018-2040
Number of Acacia series	8	6
Weighted average interest rates — Commercial	12.00%	9.08%
Stated commercial maturities	2009	2005 and 2009
Number of commercial series	1	2
      The following table summarizes the accrued interest payable on ABS issued as of September 30, 2005 and December 31, 2004.

Accrued Interest Payable on Asset-Backed Securities Issued

	September 30,	December 31,
	2005	2004
(In thousands)
Sequoia	$28,207	$28,879
Acacia	13,279	6,025
Commercial	43	65

Total accrued interest payable on ABS issued	$41,529	$34,969

      The ABS issued by securitization entities sponsored by us are collateralized by residential and commercial real estate loans and securities. The ABS collateralized by residential real estate loans (and some residential securities) are typically securitized through entities with the brand name Sequoia. Residential real estate loan collateral consists primarily of adjustable-rate and hybrid, conventional, 25-or 30-year residential real estate loans secured by first liens on one- to four-family residential properties. HELOC collateral consists of adjustable-rate first and second lien residential loans with a ten-year revolving period and a maturity from origination of ten years. The ABS issued that are collateralized by residential and commercial real estate securities and commercial real estate loans are typically issued

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
through entities with the brand name Acacia. Other ABS collateralized by commercial loans are issued on an individual basis. For financial reporting purposes the assets and liabilities of these entities are consolidated on our balance sheets.
      During the three and nine months ended September 30, 2005, Sequoia entities issued $0.3 billion and $1.5 billion, respectively, of Sequoia ABS to fund Sequoia’s acquisitions of residential real estate loans from us. During the three and nine months ended September 30, 2004, Sequoia entities issued $2.7 billion and $7.5 billion, respectively. During the three and nine months ended September 30, 2005, Sequoia did not issue any ABS secured by interest-only certificates that we had retained from prior Sequoia securitizations. During the three and nine months ended September 30, 2004, Sequoia entities issued $0 and $0.2 billion of ABS secured by interest-only securities we had retained, respectively.
      During both the three and nine months ended September 30, 2005 and 2004, Acacia entities issued $300 and $600 million of Acacia ABS, respectively.
      During the nine months ended September 30, 2005, we issued $4.3 million of commercial ABS, and paid off commercial ABS in full of $9.5 million. No commercial ABS issuances or payoffs occurred during the three months ended September 30, 2005 and during the three and nine months ended September 30, 2004.
      The carrying value components of the collateral for ABS issued and outstanding as of September 30, 2005 and December 31, 2004 are summarized in the table below:

Collateral for Asset-Backed Securities Issued

	September 30,	December 31,
	2005	2004
(In thousands)
Residential real estate loans	$16,324,420	$22,014,922
Residential home equity lines of credit	215,010	296,348
Residential loan CES	326,328	210,902
Commercial real estate loans	34,704	22,360
Securities portfolio securities	1,548,828	1,265,322
Real estate owned (REO)	2,438	—
Restricted cash owned by consolidated securitization entities	56,696	35,740
Accrued interest receivable	75,580	65,951

Total collateral for ABS issued	$18,584,004	$23,911,545

NOTE 8.	TAXES
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
      Our Federal tax provision for corporate income tax for the REIT for the three and nine months ended September 30, 2005 was $0.9 million and $3.4 million, respectively. The Federal provision was $1.2 million and $3.8 million for the three and nine months ended September 30, 2004, respectively. This Federal provision is estimated based on the amount of anticipated REIT ordinary income to be permanently retained for each year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Holdings, Redwood’s taxable subsidiary, is subject to corporate income taxes on its taxable income. Our current Federal tax provision for corporate income tax for Holdings for the three and nine months ended September 30, 2005, was $2.7 million and $3.7 million, respectively. Our current Federal tax provision for corporate income tax for Holdings for both the three and nine months ended September 30, 2004, was $4.8 million. Federal NOL’s were fully utilized during the year ended December 31, 2004.
      The Redwood and Holdings combined current unitary state provision for corporate income taxes for the three and nine months ended September 30, 2005 was $2.0 million and $3.5 million, respectively. The Redwood and Holdings current combined unitary state tax provision for the three and nine months ended September 30, 2004 was $2.9 million and $3.7 million, respectively. Holdings’ state NOL’s were $10.7 million at September 30, 2005 and December 31, 2004. These state NOLs will expire between 2005 and 2012 if not utilized.
      Holdings recorded a net deferred tax benefit for the three months ended September 30, 2005 of $0.9 million and a deferred tax provision of $2.9 million for the nine months ended September 30, 2005. Deferred tax provisions are attributable to securitization gain temporary differences between GAAP and tax accounting treatments and the utilization of prior period deferred tax assets. For the three and nine months ended September 30, 2004, Holdings recognized deferred tax benefits of $3.9 million and $9.1 million, respectively.
      As a result of current and deferred tax provisions, we recognized a total net tax provision of $4.7 million and $13.4 million for the three and nine months ended September 30, 2005, respectively. We recognized a total net tax provision of $5.0 million and $3.2 million for the three and nine months ended September 30, 2004, respectively.
      The following table summarizes the tax provisions for Redwood REIT and Holdings for the three and nine months ended September 30, 2005 and 2004.

Provision for Income Tax

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Current Tax Provision:
Redwood REIT — Federal	$864	$1,167	$3,364	$3,791
Holdings — Federal	2,673	4,800	3,683	4,800
State	2,014	2,927	3,484	3,692

Total current tax provision	5,551	8,894	10,531	12,283

Deferred tax provision/(benefit):
Redwood REIT	—	—	—	—
Holdings	(858)	(3,932)	2,893	(9,112)

Total deferred tax (benefit) provision	(858)	(3,932)	2,893	(9,112)

Total provision for income tax	$4,693	$4,962	$13,424	$3,171

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005 and December 31, 2004, Holdings had the following deferred tax asset and liability balances.

Deferred Tax Assets/(Liabilities)

	September 30,	December 31,
	2005	2004
(In thousands)
Net operating loss carry forward — Federal	$—	$—
Net operating loss carry forward — State	763	721
Real estate assets	2,734	315
Gains from Sequoia securitizations	4,182	9,536

Total deferred tax assets	$7,679	10,572
Valuation allowance	—	—

Total benefited deferred tax assets	$7,679	$10,572

Deferred tax liabilities	—	—
Net deferred tax assets	$7,679	$10,572

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
      Similar to 2004, our 2005 dividend distributions declared before December 31, 2005 and distributed on or before January 31, 2006, are expected to be less than 85% of our estimated 2005 REIT taxable income. This will result in a 4% excise tax provision on the shortfall. Thus, for the three and nine months ended September 30, 2005, we provided for excise tax of $0.3 million and $0.9 million, respectively, which is reflected as a component of operating expenses on our Consolidated Statements of Income. For the three and nine months ended September 30, 2004, excise tax totaled $0.3 million and $0.8 million, respectively. As of September 30, 2005 and December 31, 2004, accrued excise tax payable was $0.9 million and $0.5 million, respectively, and was reflected as a component of accrued expenses and other liabilities on our Consolidated Balance Sheets.

NOTE 9.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      We estimate the fair value of our financial instruments using available market information and other appropriate valuation methodologies. These fair value estimates generally incorporate discounted future cash flows at current market discount rates for comparable investments. We validate our fair value estimates on a quarterly basis by obtaining fair value estimates from dealers who make a market in these financial instruments. We believe the estimates we use reasonably reflect the values we may be able to receive should we choose to sell them. Many factors must be considered in order to estimate market values, including, but not limited to interest rates, prepayment rates, amount and timing of credit losses, supply and demand, liquidity, and other market factors. Accordingly, our estimates are inherently subjective in nature and involve uncertainty and judgment to interpret relevant market and other data. Amounts realized in actual sales may differ from the fair values presented.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents the carrying values and estimated fair values of our financial instruments as of September 30, 2005 and December 31, 2004.

Fair Value of Financial Instruments

	September 30, 2005		December 31, 2004

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In thousands)
Assets
Real Estate Loans
Residential real estate loans: held-for-investment	$16,341,180	$16,266,463	$22,206,395	$22,395,296
Residential real estate loans: held-for-sale	$—	$—	$2,022	$2,022
HELOC: held-for-investment	$215,137	$216,791	$296,348	$297,623
Commercial real estate loans: held-for-investment	$56,102	$57,327	$54,479	$55,258
Real Estate Loan Securities
Residential loan credit-enhancement securities:
available-for-sale	$664,801	$664,801	$561,658	$561,658
Commercial loan credit-enhancement securities, available-for-sale	$43,540	$43,540	$14,498	$14,498
Securities portfolio: available-for-sale	$1,783,429	$1,783,429	$1,380,077	$1,380,077
Interest Rate Agreements	$25,066	$25,066	$15,020	$15,020
Cash and Cash Equivalents	$163,160	$163,160	$57,246	$57,246
Restricted Cash	$58,796	$58,796	$36,038	$36,038

Liabilities
Redwood debt	$161,739	$161,739	$203,281	$203,281
ABS issued	$18,237,792	$18,233,496	$23,630,162	$23,701,977
      Methodologies we use to estimate fair market values for various asset types are described below.

•	Real estate loans

•	Residential and HELOC loans fair values are determined by available market quotes and discounted cash flow analyses and are confirmed by third party/dealer pricing indications.

•	Commercial loans fair values are determined by appraisals on underlying collateral and discounted cash flow analyses.

•	Real estate securities

•	Residential credit enhancement portfolio and securities portfolio fair values are determined by discounted cash flow analyses and other valuation techniques using market pricing assumptions confirmed by third party dealer pricing indications.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Interest rate agreements

•	Fair values on interest rate agreements are determined by third party vendor modeling software and from valuations provided by dealers active in the derivatives markets.

•	Cash and cash equivalents

•	Includes cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values.

•	Restricted cash

•	Includes interest earning cash balances in ABS entities for the purpose of distribution to bondholders and reinvestment. Due to the short-term nature of the restrictions, fair values equal carrying values.

•	Redwood debt

•	All Redwood debt is adjustable and matures within one year; fair values equal face values.

•	Asset-backed securities issued

•	Fair values are determined by discounted cash flow analyses and other valuations techniques confirmed by third party dealer pricing indications.

NOTE 10.	STOCKHOLDERS’ EQUITY

Stock Option Plan
      In March 2004, we amended the previously approved 2002 Redwood Trust, Inc. Incentive Stock Plan (the Plan) for executive officers, employees, and non-employee directors. This amendment was approved by our stockholders in May 2004. The Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options as defined under Section 422 of the Code (ISOs), options not so qualified (NQSOs), deferred stock, restricted stock, performance shares, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (DERs) to eligible recipients other than non-employee directors. ISOs and NQSOs awarded to employees have a maximum term of ten-years and generally vest ratably over a four-year period. NQSOs awarded to non-employee directors have a maximum term of ten years and generally vest immediately or ratably over a three- or four-year period. Non-employee directors are automatically provided annual awards under the Plan. The Plan has been designed to permit the Compensation Committee of our Board of Directors to grant and certify awards that qualify as performance-based and otherwise satisfy the requirements of Section 162(m) of the Code; however, not all awards may so qualify. As of September 30, 2005 and December 31, 2004, 453,053 and 614,608 shares of common stock, respectively, were available for grant.

ISOs
      Of the total shares of common stock available for grant, no more than 963,637 shares of common stock are cumulatively available for grant as ISOs. As of September 30, 2005 and December 31, 2004, 551,697 ISOs had been granted. The exercise price for ISOs granted under the Plan may not be less than the fair market value of shares of common stock at the time the ISO is granted.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

DERs
      Redwood has granted stock options that accrue and pay stock or cash DERs. Stock DERs represent shares of stock that are issuable when the holders exercise the underlying stock options, the amount of which is based on prior dividends paid per share on common stock and the market value of the stock on the various dividend payable dates. All stock options with stock DERs issued before January 1, 2003 are considered variable stock awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As of September 30, 2005, 5,411 options remained that are considered variable stock awards. For the three and nine months ended September 30, 2005, we recognized variable stock option income of $16,000 and $98,000, respectively, on these stock options. For the three and nine months ended September 30, 2004, we recognized variable stock option expense of $0.2 million and $1.0 million, respectively on these stock options. In addition, we expense the stock DERs on these options. Options granted since January 1, 2003 that provide for stock DERs are accounted for under the provision of FAS 123 and are not considered variable stock options. Cash DERs per applicable option are cash payments made that are equal to the dividends paid in common stock per share. For options granted prior to January 1, 2003 that provide for cash DERs, we expense the cash DER’s on these options. Stock options granted since January 1, 2003 that provide for cash DERs are accounted for when the provisions of FAS 123; thus, there are no DER expenses associated with these options as future DER’s were included in the valuation of the stock options at the grant date. These expenses are included in operating expenses in our Consolidated Statements of Income. Options with cash DERs are participating securities under EITF 03-6 and were determined to be antidilutive in all reported periods. For the three and nine months ended September 30, 2005, we accrued cash and stock DER expenses of $2.0 million and $5.6 million, respectively. For the three and nine months ended September 30, 2004, we accrued cash and stock DER expenses of $2.0 million and $7.5 million, respectively.
      As of September 30, 2005 and December 31, 2004, there were 389,787 and 387,404 unexercised options with stock DERs, respectively. As of September 30, 2005 and December 31, 2004, there were 1,155,715 and 1,176,010 unexercised options with cash DERs, respectively. As of September 30, 2005 and December 31, 2004, there were 57,622 and 61,050 unexercised options with no DERs, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Plan and changes during the three and nine months ended September 30, 2005 and 2004 are presented below.

	Three Months Ended September 30,

	2005		2004

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Stock Options Outstanding
Outstanding options at beginning of period	1,602,040	$31.71	1,656,998	$28.71
Options granted	—	—	3,000	54.87
Options exercised	(3,525)	36.86	(128,473)	14.00
Options forfeited	(494)	31.84	(6,370)	39.72
Stock dividend equivalent rights earned	5,103	—	3,792	—

Outstanding options at end of period	1,603,124	$31.59	1,528,947	$29.88

Options exercisable at period-end	1,197,548	$27.40	1,064,329	$25.90
Weighted average fair value of options granted during the period	—		$54.87

	Nine Months Ended September 30,

	2005		2004

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Stock Options Activity
Outstanding options at beginning of period	1,624,465	$31.77	1,935,599	$26.48
Options granted	3,601	51.70	49,698	55.00
Options exercised	(26,070)	21.33	(455,556)	17.00
Options forfeited	(13,853)	43.22	(16,054)	34.76
Stock dividend equivalent rights earned	14,981	—	15,260	—

Outstanding options at end of period	1,603,124	$31.59	1,528,947	$29.88

Options exercisable at period-end	1,197,548	$27.40	1,064,329	$25.90
Weighted average fair value of options granted during the period	$51.70		$55.00

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at September 30, 2005.

Stock Options Exercise Prices As of September 30,2005

	Options Outstanding			Options Exercisable

Range of		Weighted-Average
Exercise	Number	Remaining	Weighted-Average	Number	Weighted-Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0 to $10	49,180	7.98	$—	18,635	$—
$10 to $20	355,846	3.93	12.74	355,846	12.74
$20 to $30	462,269	5.14	24.28	364,310	23.64
$30 to $40	267,060	1.66	37.47	259,427	37.50
$40 to $50	98,247	2.96	45.49	97,185	45.52
$50 to $60	369,721	8.40	55.08	101,344	53.98
$60 to $63	801	6.87	62.54	801	62.54

$ 0 to $63	1,603,124			1,197,548

Restricted Stock
      As of September 30, 2005 and December 31, 2004, 3,299 and 5,912 shares, respectively, of restricted stock were outstanding. For the three and nine months ended September 30, 2005 and 2004, we did not grant any shares of restricted stock to employees. No restrictions lapsed during the three months ended September 30, 2005. During the nine months ended September 30, 2005, restrictions on 1,750 of these shares lapsed. During the three and nine months ended September 30, 2004, restrictions on 1,750 and 5,250 of these shares lapsed, respectively. Restrictions on the remaining shares of outstanding restricted stock lapse through January 1, 2009.

Restricted Stock Outstanding

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Restricted stock outstanding at the beginning of period	3,616	6,324	5,912	10,003
Restricted stock granted	—	—	—	—
Stock for which restrictions lapsed	—	(1,750)	(1,750)	(5,250)
Restricted stock forfeited	(317)	—	(863)	(179)

Restricted stock outstanding at end of period	3,299	4,574	3,299	4,574

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred Stock Units
      The Incentive Stock Plan allows for the granting of Deferred Stock Units (DSUs). These are discussed below under Executive Deferred Compensation Plan.

Executive Deferred Compensation Plan
      In May 2002, our Board of Directors approved the 2002 Redwood Trust, Inc. Executive Deferred Compensation Plan (EDCP). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. Redwood may match some deferrals up to certain levels. Compensation deferred under the EDCP are assets of Redwood and subject to the claims of the general creditors of Redwood. For the three and nine months ended September 30, 2005, deferrals of $0.1 million and $0.8 million, respectively, were made under the EDCP. For the three and nine months ended September 30, 2004, deferrals of $0.2 million and $0.8 million were made, respectively. The EDCP allows for the investment of deferrals in either an interest crediting account or deferred stock units. The rate of accrual in the interest crediting account is set forth in the EDCP. For deferrals prior to July 1, 2004, the accrual rate is based on a calculation of the marginal rate of return on our portfolio of earning assets. This accrual rate will continue for these deferred amounts through July 1, 2007 and then will be based on references to publicly traded mutual funds or the applicable federal rate (AFR). For deferrals after July 1, 2004, the accrual rate is based on references to publicly traded mutual funds or the AFR. For the three and nine months ended September 30, 2005, accrued interest of $0.3 million and $1.0 million was credited to participants under the Plan, respectively. For the three and nine months ended September 30, 2004, accrued interest credited totaled $0.2 million and $0.8 million, respectively. Withdrawals of $0 and $0.2 million were made during the three and nine months ended September 30, 2005, respectively. Withdrawals of $13,000 were made during the three and nine months ended September 30, 2004.
      The following table provides detail on changes in participants’ accounts in the EDCP for the three and nine months ended September 30, 2005 and 2004.

EDCP Activity

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Cash Accounts Transfer in of participants’ payroll deductions from the EDCP	$83	$159	$786	$833
Accrued interest earned in EDCP	265	221	959	778
Participant withdrawals	—	(13)	(225)	(13)

Net change in participants’ equity	$348	$367	$1,520	$1,598

Balance at beginning of period	$6,100	$3,865	$4,928	$2,634
Balance at end of period	$6,448	$4,232	$6,448	$4,232

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table provides detail on the financial position of the EDCP at September 30, 2005 and December 31, 2004.

Net Assets Available for EDCP Participant Benefits

	September 30,	December 31,
	2005	2004
(In thousands)
Cash Accounts
Participants’ payroll deductions receivable	$3,877	$3,286
Accrued interest receivable	2,571	1,642

Net assets available for participant benefits	$6,448	$4,928

Deferred Stock Units
      For the three and nine months ended September 30, 2005, 10,000 and 44,564 Deferred Stock Units (DSUs), respectively, were granted through deferrals under the Plan, which represented a value of $0.5 million and $2.4 million at the time of the grants, respectively. Forfeitures totaled $0.1 million during the nine months ended September 30, 2005. There were no forfeitures during the three months ended September 30, 2005. No such grants were awarded or forfeitures occurred during the three and nine months ended September 30, 2004. The tables below provide summaries of the balance and activities of the DSU’s in the EDCP.

Deferred Stock Units

	September 30,	December 31,
	2005	2004
(In thousands)
Value of DSUs at Grant	$7,031	$4,656
Participant forfeitures	(110)	—
Change in Value at Period End since Grant	(367)	1,066

Value of DSUs at Period End	$6,554	$5,722

Deferred Stock Units Activity

	Three Months Ended September 30,

	2005		2004

	Units	Value	Units	Value
(In thousands, except unit amounts)
Balance at Beginning of Period	124,836	$6,442	25,417	$1,415
Transfer in of DSUs (value of grants)	10,000	508	—	—
Change in Valuation during Period	—	(396)	—	172
Participant forfeitures	—	—	—	—
	—	—	—	—

Net Change in Number/ Value of DSUs	10,000	112	—	172

Balance at End of Period	134,836	$6,554	25,417	$1,587

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred Stock Units Activity

	Nine Months Ended September 30,

	2005		2004

	Units	Value	Units	Value
(In thousands, except unit amounts)
Balance at Beginning of Period	92,161	$5,722	25,417	$1,292
Transfer in of DSUs (value of grants)	44,564	2,375	—	—
Change in Valuation during Period	—	(1,433)	—	295
Participant forfeitures	(1,889)	(110)	—	—

Net Change in Number/ Value of DSUs	42,675	832	—	295

Balance at End of Period	134,836	$6,554	25,417	$1,587

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
      The ESPP allows a maximum of 100,000 shares of common stock to be purchased. As of September 30, 2005, 22,083 shares have been purchased. For the three and nine months ended September 30, 2005, employees acquired an aggregate of 1,539 and 4,040 shares of common stock, respectively, at an average purchase price of $41.32 and $42.77 per share, respectively. For the three and nine months ended September 30, 2004, employees acquired an aggregate of 1,243 and 3,644, shares, at an average price of $43.53 and $43.36 per share, respectively. As of September 30, 2005 and December 31, 2004, there remained a negligible amount of uninvested employee contributions in the ESPP.

Employee Stock Purchase Plan (ESPP)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Balance at beginning of period	$6	$2	$3	$1
Transfer in of participants’ payroll deductions from the ESPP	68	54	179	158
Cost of common stock issued to participants under the terms of the ESPP	(64)	(54)	(172)	(157)

Net change in participants’ equity	4	0	7	1
Balance at end of period	$10	$2	$10	$2

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchases
      Our Board of Directors has approved the repurchase of a total of 7,455,000 shares of our common stock. A total of 6,455,000 shares were repurchased in 1998 and 1999. As of September 30, 2005 and December 31, 2004, there remained 1,000,000 shares available under the authorization for repurchase. Repurchased shares have been returned to the status of authorized but unissued shares of common stock.

Direct Stock Purchase and Dividend Reinvestment Plan
      For the three and nine months ended September 30, 2005, we issued 112,694 and 582,250 shares of common stock, respectively, through our Direct Stock Purchase and Dividend Reinvestment Plan for net proceeds of $5.7 million and $31.3 million, respectively. For the three and nine months ended September 30, 2004, we issued 601,750 and 1,545,840 shares for total proceeds of $33.7 million and $81.5 million, respectively.

Equity Offerings
      For the three and nine months ended September 30, 2005, we did not undertake any secondary equity offerings. For the three months ended September 30, 2004, we completed one secondary equity offering and issued 1.2 million shares for net proceeds of $65 million. For the nine months ended September 30, 2004, we completed two secondary equity offerings and issued 2.4 million shares for net proceeds of $117 million.

Accumulated Other Comprehensive Income
      Certain assets are marked to market through accumulated other comprehensive income on our Consolidated Balance Sheets; these adjustments affect our book value but not our net income. As of September 30, 2005 and December 31, 2004, we reported net accumulated other comprehensive income of $117.0 million and $105.4 million, respectively. Changes in this account reflect increases or decreases in the fair value of our earning assets or interest rate agreements during the period, and also reflect changes due to calls of our securities, write downs to fair value of a portion of our securities, premium or discount amortization of our securities, and amortization of realized gains or losses on our interest rate agreements.
      The following table provides reconciliation of accumulated other comprehensive income as of September 30, 2005 and December 31, 2004.

Accumulated Other Comprehensive Income

	September 30,	December 31,
	2005	2004
(In thousands)
Net unrealized gains on available-for-sale securities:
Residential loan CES	$84,279	$78,733
Commercial loan CES	2,413	1,615
Securities portfolio	12,182	15,048

Total available-for-sale securities	$98,874	$95,396
Net unrealized gains (losses) on interest rate agreements:
Interest rate agreements accounted for as cash flow hedges	18,169	9,961

Total accumulated other comprehensive income	$117,043	$105,357

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11.	COMMITMENTS AND CONTINGENCIES
      As of September 30, 2005, we were obligated under non-cancelable operating leases with expiration dates through 2013 for $6.2 million. The majority of the future lease payments are related to the operating lease for our executive offices to which we relocated in 2003 and signed a ten year lease. Also included in the future lease commitments below are future lease payments through May 2006 for our former executive offices in Mill Valley that we vacated in 2003. Remaining payments related to this lease are $0.1 million in 2005 and $0.2 million in 2006. This office space is currently being subleased through May 2006. The anticipated sublease payments are not included in the table below.

Future Lease Commitments By Year

September 30,
2005
(In thousands)
2005 (fourth quarter)	$371
2006	996
2007	695
2008	702
2009	718
2010 and thereafter	2,705

Total	$6,187

      As of September 30, 2005, there were no pending legal proceedings to which we were a party or to which any of our property was subject.
      The table below shows our commitments to purchase loans and securities as of September 30, 2005. The loan purchase commitments represent derivative instruments under FAS No. 149 amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS No. 149). The fair value of these commitments was negligible as of September 30, 2005.

Commitments to Purchase

September 30,
2005
(In thousands)
Residential real estate loans	$1,076
Residential loan CES	—
Securities portfolio securities	3,355

Total	$4,431

NOTE 12.	RECENT DEVELOPMENTS
      This Note provides information on activity during the fourth quarter of 2005, through November 3, 2005.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In the fourth quarter through November 3, we committed to sell $77 million market value residential CES for anticipated GAAP gains of $9 million and estimated taxable gains of $5 million. These were all second-loss securities, primarily rated single-B.
      During October 2005, residential CES with a principal value of $7 million were called, generating estimated gains of $3 million for GAAP purposes and $2 million for tax purposes.
      In the fourth quarter through November 3, 2005, we committed to acquire $7 million residential CES and $4 million commercial CES. We also committed to buy $29 million residential real estate securities, $16 million residential real estate loans, $21 million commercial real estate securities, and $4 million commercial real estate loans as inventory assets for future securitization.
      In October, prepayment rates for loans underlying our residential CES and interest-only securities remained at or near third quarter speeds.
      To recycle and redeploy capital, during the fourth quarter we exercised our option to call the Acacia 1 CDO transaction that we sponsored in 2002. We plan to sell or re-securitize the Acacia 1 collateral.

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
      Our primary source of revenue is interest income from the real estate securities we own. This interest income consists of the monthly loan payments made by homeowners (and to a lesser degree, commercial property owners) on the real estate loans that underlie these securities. In addition, from time to time we earn call income (a form of gain-on-sale income) from residential credit-enhancement securities (CES) and realize gains or losses from the sale of assets.
      The residential real estate loan portfolio consolidated on Redwood’s balance sheet includes all of the residential loans that we own temporarily prior to sale to a securitization plus loans that are consolidated onto our balance sheet from ABS securitization entities that have been sponsored by us. Securitizations by sponsored entities are structured for Redwood’s Consolidated Balance Sheets as financings under Generally Accepted Accounting Principles (GAAP) and are not accounted for as sales for GAAP reporting purposes — the underlying assets and liabilities are consolidated on Redwood’s balance sheets and associated income and expense are consolidated in Redwood’s income statements. The consolidated residential real estate loan portfolio generally consists of “prime” quality residential loans that generally have high-quality characteristics such as relatively low loan-to-value ratios and borrowers with relatively high credit scores (in each case relative to U.S. residential real estate loans as a whole). The majority of these loans are jumbo loans that had loan balances at origination that exceeded the loan limits imposed on Fannie Mae and Freddie Mac, so they were not eligible at origination for purchase or credit-enhancement by these government-sponsored enterprises.
      Better than expected credit results on the loans we credit enhance has been the primary driver of our continued strong earnings results. Housing prices continue to increase, which reduces our risk of credit loss in the future for our existing assets. Our portfolio of assets as a whole has the ability to generate attractive earnings, cash flows, and dividends in the future, assuming real estate credit losses do not increase materially. Delinquencies on loans in our portfolio remain at historically low levels and credit losses continue to be less than one basis point (0.01%) of our credit-enhanced loans on an annual basis.
      Recent changes in interest rates have resulted in a flatter yield curve, causing faster prepayments for adjustable-rate residential loans and a reduced supply of new adjustable-rate loan originations (as homeowners are opting for hybrid-rate and fixed-rate loans). In addition, new forms of adjustable-rate mortgages (negative amortization, “option ARMs”, and Moving Treasury Average ARMs) have increased their share of the ARM market, and have increased prepayment rates on the ARM loans we credit-enhance due to ARM-to-ARM refinancing and other factors. These faster prepayment patterns affect both the residential ARM loans securitized via the Sequoia program and our portfolio of securities backed by ARM loans purchased from other securitization entities not sponsored by us. Overall, we believe we benefit over time from faster prepayment rates on our net ARM loans and securities.
      Faster prepayments for the residential ARM loans consolidated from Sequoia entities have adversely affected our near-term results of operations. Prepayment rates for these loans averaged 17% conditional prepayment rate (CPR) in 2004, 25% CPR in the first quarter of 2005, 39% CPR in the second quarter of 2005, 51% CPR in the third quarter of 2005, and 49% CPR in October 2005. Our net effective premium for GAAP purposes for the $16 billion of loans consolidated on our Consolidated Balance Sheets from Sequoia securitization entities (including HELOCs) was $22 million at September 30, 2005. Our effective net price for these Sequoia ARM loans for GAAP purposes was 100.13% of principal value, and consists of unamortized purchase premium ($191 million) and deferred ABS issuance costs ($41 million) offset by premiums received from the sale of ABS at a premium ($25 million), premium received from the sale of interest-only ABS ($163 million), and credit reserves ($22 million). Although our effective net premium for GAAP purposes for these loans is low, changes in prepayment rates on these loans can create volatility in our quarterly GAAP net income results because GAAP treatment is not necessarily parallel for the amortization of these largely offsetting premium and discount balances. In addition to increasing premium amortization expenses, the faster Sequoia ARM prepayment rates reduce our overall investment in our older, more profitable Sequoia transactions, thus lowering our overall earnings.
      Our net effective discount on all consolidated residential and commercial real estate loans and securities (ARM, fixed, and hybrid) is $590 million, or $24 per share outstanding at September 30, 2005. The net effective discount on commercial real estate assets is $140 million ($6 per share). The net effective discount on residential real estate assets is $450 million ($18 per share outstanding at September 30, 2005). The net effective commercial and residential discount consists of purchase premiums ($255 million) and deferred ABS issuance costs ($56 million), less purchase discounts currently being amortized into income ($161 million), purchase discounts not currently being amortized into income because it is designated as credit reserve ($552 million), premiums received from the sale of ABS at a premium ($25 million), and premiums received from the sale of interest-only ABS ($163 million). We will realize this $590 million net discount as income over time to the extent it is not diminished by credit losses. In addition to the cash net interest income we earn, the realization of this discount as income over the next 5 to 7 years could (in the absence of an increase in credit losses) result in attractive earnings and dividends for stockholders. With faster prepayments we will realize this income more quickly.
      During the third quarter of 2005, we sold a portion of our residential loan CES and we have completed the sale of additional securities in the fourth quarter of 2005. These sales were completed primarily as a means to increase our cash balances now so we will be prepared to capitalize on future investment opportunities, which we think may improve over the next few years if real estate or capital markets come under stress. As a result of these sales, we anticipate ending this year with reduced credit risks, an even stronger balance sheet, and significant levels of excess capital (uninvested cash).

Thus, our on-going earnings will likely be reduced (relative to what they would have been otherwise) during the period this cash remains uninvested.
      Our commercial real estate and CDO businesses continue to develop, diversifying our opportunities for growth as well as diversifying our risks.
      In our view, the long-term outlook for our business is good. We believe our existing assets can generate attractive returns and special dividends for stockholders over the next few years if credit losses remain at current low levels. If the environment becomes more difficult, we believe we are well prepared with a strong balance sheet and cash to invest. We will maintain our disciplined investment process, and we will continue to acquire only those assets that we believe will generate attractive long-term cash flows for the benefit of our stockholders.
      Our GAAP earnings totaled $56 million ($2.21 per share) for the third quarter of 2005, a decrease from the $72 million ($3.18 per share) we earned for the third quarter of 2004. Our earnings totaled $157 million ($6.26 per share) for the first nine months of 2005 and $178 million ($8.29 per share) for the first nine months of 2004. Our earnings are still at a level that we consider attractive. Our GAAP return on equity was 22% for both the third quarter and the first nine months of 2005.
      Our results for the third quarter of 2005 were not as strong as the extraordinary results we achieved during the third quarter of 2004. Lower earnings resulted from a lower yield on our portfolio of residential credit-enhancement securities (the older, higher-yielding securities have prepaid, been called, or sold), a reduction in net interest income from consolidated residential loans and matched ABS issued due in part to increased ARM prepayment rates, and high levels of uninvested cash. These factors were partially offset by an increase in income realized as the result of calls and sales.
      Premium amortization expense on our consolidated residential whole loans was $15.6 million greater during the third quarter of 2005 than in the third quarter of 2004 as a result of faster prepayments and a one-time cumulative adjustment of $4.1 million to premium amortization expense which effectively increased our reported earnings in the third quarter of 2004.
      For loans acquired prior to July 1, 2004, when amortizing the purchase premiums under Financial Accounting Statement No. 91 Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), we use the interest method to determine an effective yield and amortize the premium or discount on loans assuming changes in interest rates. As a result, during periods of rising short-term rates our effective yields on these loans increase, and the amount of premium we amortize in the period prior to the coupon rate readjustments is generally lower than it will be in later periods for each pool of loans. For loans acquired after July 1, 2004, we determine an effective yield under FAS 91 using the initial coupon interest rate of the loans (without regard to future changes in the interest rates and underlying indices) as well as anticipated prepayment rates. For these residential loans, higher coupon interest rates will increase net realized yields when the coupon readjusts. Periodic premium amortization expenses will not be reduced as a result of coupon interest rate increases. For these loans, as a result, premium amortization expenses will be higher (relative to the older loans) in a period of rising interest rates.
      In the third quarter of 2004 we made a one-time adjustment of $4.1 million to premium amortization expense as a result of some technical errors discovered with respect to the application of FAS 91. This adjustment was not deemed material. It did, however, increase our earnings for that period, and in contrast to comparisons with results for the third quarter of 2005.
      Redwood has elected to be taxed as a REIT. As such, we are not required to pay corporate income taxes on the REIT taxable income that we distribute to stockholders as dividends. We are required to distribute to stockholders as dividends at least 90% of the REIT taxable income (our taxable income excluding income earned in non-REIT taxable subsidiaries) that we earn. Through September 30, 2005, we continued to satisfy our dividend distribution requirements as a REIT. Our regular quarterly dividend during the first three quarters of 2005 was $0.70 per share.

      Estimated total taxable income, estimated core taxable income, and estimated REIT taxable income are not GAAP performance measures but are important measures as they are the basis of our required minimum dividend distributions to stockholders. A reconciliation of these measures to the most comparable GAAP measure appears in Table 18 below. Our GAAP income is reduced by credit provision expenses provided for credit losses while taxable income is reduced by credit losses only when they are realized. Additionally, unrealized market price valuation adjustments for GAAP purposes are generally not included in taxable income, and certain compensation-related items are treated differently for GAAP and tax purposes (both in terms of timing and also total expenses over time). Most of the securitizations we sponsor are treated as sales of assets for tax purposes but are treated as a financing for GAAP purposes. Securitizations we sponsor generally create a realized gain or loss for tax purposes (generally a component of the taxable income we earn in our taxable subsidiaries) but no such gain or loss for GAAP purposes. Essentially, when we recognize gains on securitizations that we sponsor, we accelerate for tax purposes income that we will recognize for GAAP purposes over time in the form of the net interest income from residential real estate loans and associated ABS issued.
      For the third quarter of 2005, we earned an estimated $55 million ($2.23 per share) total taxable income (pre-tax income as calculated for tax purposes), of which an estimated $47 million ($1.91 per share) was real estate investment trust (REIT) taxable income. For the third quarter of 2004, we earned an estimated $59 million ($2.53 per share) of total taxable income, of which an estimated $49 million ($2.10 per share) was REIT taxable income.
      For the nine months ending September 30, 2005, we earned an estimated $142 million ($5.78 per share) total taxable income, of which an estimated $132 million ($5.34 per share) was REIT taxable income. For the nine months ended September 30, 2004, we earned an estimated $182 million total taxable income ($8.45 per share), of which $152 million ($7.05 per share) was REIT taxable income.
      Taxable income before calls, sales, and deductions for stock options (estimated core taxable income) was $41 million ($1.66 per share) and $33 million ($1.41 per share) for the three months ended September 30, 2005 and 2004, respectively. Estimated core taxable income was $105 million ($4.27 per share) and $122 million ($5.73 per share) for the nine months ended September 30, 2005 and 2004, respectively.
      We currently project that the first three regular quarterly dividends we declared in 2005 consisted of REIT taxable income earned in 2004 ($37 million) plus a portion of REIT taxable income earned in 2005 ($15 million). Based on our estimates of REIT taxable income during the first nine months of 2005, we entered the fourth quarter of 2005 with $107 million of undistributed 2005 REIT taxable income ($4.31 per share outstanding at September 30, 2005). Assuming we follow our past practice with respect to declaring a special dividend (and it is our current plan to do so), the amount of REIT taxable income potentially available for a year-end 2005 special dividend would equal:

(a) 90% of 2005 ordinary REIT income ($3.65 per share outstanding as of September 30, 2005 that has been earned plus any fourth quarter ordinary REIT taxable income), plus

(b) 100% of capital gains REIT income ($0.66 per share outstanding as of September 30, 2005 that has been earned plus any fourth quarter capital gains REIT income), less

(c) the fourth quarter 2005 regular dividend, less

(d) 2 to 3 quarters of regular dividends deferred into 2006, and

(e) as adjusted for any stock issuance during the fourth quarter.
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
      We currently face, and expect to continue to face, increased competition, higher acquisition pricing, and a reduced supply of high-quality residential credit-enhancement acquisition and loan securitization opportunities. There are fewer high-quality fixed rate, hybrid rate, and ARM securitizations as the quantity of new originations of quality jumbo loans has decreased and as banks and other financial institutions have increased their purchases of residential real estate loans (and continue to hold these loans unsecuritized). There is an abundance of capital in and demand for assets from banks, hedge funds, mortgage REITs, and other investors, resulting in higher prices for the assets in which we invest. This has increased the value of many of our existing portfolio assets and continues to make the acquisition of attractive new high-quality assets more challenging.
      The existing market conditions of reduced high-quality supply, increased competition, and high acquisition prices may continue, although there are signs that the level of speculation in housing and related capital markets may be easing. We have sold assets to build a relatively large balance of uninvested cash as we believe acquisition opportunities may improve over the next two years. While we carry this excess cash, our overall risk levels will be reduced, however absent major credit losses our on-going earnings also will be reduced relative to what they would have been otherwise. During the period we are seeking to maintain excess cash levels for future opportunities, we will likely significantly reduce our rate of new asset acquisitions.
      After taking into consideration our internal risk-based capital guidelines that suggest how much capital we need to support our assets and operations, we had $250 million excess capital (unutilized cash) at September 30, 2005. As we measure it internally, our capital was 69% utilized at September 30, 2005. As we move forward, this amount will be reduced by dividends and asset acquisitions and will be increased by cash flows earned, asset pay downs, asset sales, and proceeds from equity issuance.
      We may continue to issue new equity in this environment, most likely through our direct stock purchase and dividend reinvestment plan. By issuing new shares, we can maintain our desired level of excess cash while also taking advantage of the attractive asset acquisition opportunities that still exist today, maintaining a strong presence in our markets, and serving our customers’ needs. If our share price were to drop to a level below our reported book value (approximately $41 per share at September 30, 2005), we would be less likely to issue new shares unless there was a compelling reason to do so. At a reasonable discount to this value, we would consider stock repurchases while also being mindful of our desire to maintain cash balances.
      In this environment of reduced stock prices for mortgage REITs and other specialty finance companies, it may make sense for us to consider undertaking corporate transactions such as an acquisition or equity investment, either to further the development of our businesses or to gain cheap assets.
      In general in the past, the real estate loans on which we have taken first-loss credit risk have been high-quality loans relative to U.S. real estate loans as a whole. In the future, we may credit-enhance and/or securitize other credit grades of residential loans (near-prime, Alt-A, sub-prime, etc.), especially if prices for these assets dropped significantly as a result of a stressed real estate credit and capital markets liquidity environment. In such an environment, we may also acquire distressed assets with high levels of delinquencies and credit losses if we believe we can evaluate and invest in these assets to the benefit of our stockholders. In addition, we may invest in distressed commercial real estate and CDO assets.
      In general, our hurdle rate for new acquisitions is 14% internal rate of return, We will not buy an asset unless we believe there is a high likelihood that the asset will produce cash flows that discount back to a 14% cash-on-cash return per-overhead and pre-tax (making what we believe to be relatively conservative assumptions about credit losses, prepayments, etc.). If we can achieve this minimum hurdle rate for all of our assets and we are fully invested, we estimate we can earn a 10% to 11% return on equity on average over time and generate sufficient cash to support our regular dividend rate.

RESULTS OF OPERATIONS

Acquisitions, Securitizations, Sales, and Calls
      During the third quarter of 2005, we acquired $332 million adjustable-rate and hybrid residential real estate loans for our residential conduit’s Sequoia securitization program, loan sales to Sequoia entities totaled $327 million, and Sequoia entities created and issued $327 million ABS. For the first nine months of 2005, residential real estate loan acquisitions totaled $1.6 billion, sales to Sequoia entities totaled $1.5 billion, and Sequoia entities issued $1.5 billion ABS. All these securitizations are sales for legal and tax purposes but are treated as financings under GAAP. Accordingly, in our GAAP financial statements, we consolidate the assets and liabilities of the Sequoia entities and record interest income on the loans sold to securitization entities and interest expense on ABS issued by securitization entities. At September 30, 2005, our loans held for future sale to Sequoia were $17 million; these loans are classified as held-for-investment for GAAP purposes as Sequoia has the intent to hold them to maturity.
      During the third quarter of 2005, we acquired $57 million residential loan CES. During the first nine months of 2005, we acquired $213 million residential loan CES. The loans underlying the CES we acquired during the third quarter of 2005 were generally consistent with our usual high-quality standards. The average FICO score was 735 and the average loan-to-value (LTV) was 69%. The geographic distribution was 49% in California, with Florida, Virginia, New Jersey, Illinois, and New York together representing a total of 20% of the total (and no other state representing more than 2% of the loans). The property types for these loans were 89% primary residence, 9% second homes, and 2% investment properties. These loans had an average loan balance of $445,000. Increasingly, we are credit-enhancing loans that have balances that are lower than the jumbo loan balance limit imposed on Fannie Mae and Freddie Mac — these lower-balance loans were 17% of the loans we credit-enhanced in the third quarter. Loans with balances over $1 million represented 5% of the dollar balance. Loan types credit-enhanced in the third quarter included 27% hybrid, 46% fixed, and 27% adjustable-rate. A total of 19% of newly credit-enhanced loans were interest-only, negative amortization, or similar type loans where a fully amortizing loan payment is not required. We consider these types of loans to be prime loans when there is a significant down payment made and the borrower is strong and not over-leveraged.
      We acquired $14 million commercial real estate loans during the third quarter of 2005 and $21 million during the nine months ended September 30, 2005. We had no sales of commercial real estate loans during the third quarter of 2005. We sold $11 million during the first nine months of 2005. We did not acquire or sell commercial real estate loans during the three months ended September 30, 2004. We acquired $17 million commercial real estate loans during the nine months ended September 30, 2004 and sold $2 million during this period.
      During the third quarter of 2005, we acquired $17 million commercial loan CES, and during the first nine months of 2005 we acquired $30 million commercial loan CES. No commercial loan CES were sold during these periods.
      We acquired $190 million of other residential and commercial real estate securities during the third quarter of 2005 for our Acacia CDO securitization program. During the first nine months of 2005, we acquired $515 million of these securities for our Acacia CDO securitization program. We sold $244 million of securities to Acacia entities during the third quarter of 2005; total securities sales to Acacia entities for the first nine months of 2005 were $516 million. We finished the third quarter with securities of $268 million held for future sale to future Acacias. Acacia entities issued $300 million CDO ABS during the third quarter of 2005, and $600 million during the nine months ended September 30, 2005. All of the assets and liabilities of Acacia entities are consolidated onto our Consolidated Balance Sheets.
      In the third quarter of 2005, we had calls of our residential CES of $5 million principal value for GAAP gains of $3 million and taxable gains of $2 million. For the first nine months of 2005, we had $28 million principal value of calls, generating GAAP call income gains of $15 million and taxable income gains of $11 million. The principal value of residential CES currently callable at September 30,

2005 was $7 million. A substantial portion of our GAAP and taxable income in 2003 and 2004 came from gains from calls and gains from sales of residential CES. Returns from these sources are highly variable and not predictable. As we started 2005 with a smaller amount of securities that are callable, we expect call income in 2005 to be at significantly lower levels than achieved in the past two years.
      Occasionally, we sell loans and securities from our portfolio. Sales generate one-time gains (or losses), which add to (subtract from) reported GAAP earnings, taxable earnings, and perhaps our total future required dividend payments. Asset sales and calls may adversely impact our future earnings, as the lost ongoing income from these high-yield securities is often higher than the yield generated by new assets we may acquire. In the third quarter of 2005, we sold $362 million market value residential real estate and residential and commercial securities and loans, generating GAAP gains of $23 million and taxable gains of $15 million. During the first nine months, sales of securities and loans of $419 million market value generated GAAP gains of $32 million and taxable gains of $21 million. We have continued to sell assets during the fourth quarter of 2005.

Net Income
      Net income decreased to $56 million in the third quarter of 2005 compared to $72 million in the third quarter of 2004. This decrease was primarily the result of a decline in net interest income. Higher premium amortization expense on our residential real estate loans (due to faster prepayments) and lower yields on our residential loan CES portfolio on newer assets (relative to the older assets that were called or sold), less efficient capital utilization (we operated with more uninvested cash in 2005 than in 2004), and an increase operating expenses (as we continue to scale up, professionalize, and diversify our operations). Earnings in the third quarter of 2004 were positively affected by a one-time adjustment to premium amortization expense of $4.1 million. For similar reasons (and including a one-time tax benefit of $5.2 million recorded for GAAP purposes in the second quarter of 2004), earnings in the first nine months of 2005 decreased to $157 million from the $178 million earned during the first nine months of 2004.
      Taxable net income totaled $55 million in the third quarter of 2005 and $142 million for the first nine months of 2005. These were both decreases from the $59 million earned in the third quarter of 2004 and $182 million earned in the first nine months of 2004. The decrease was caused primarily by a drop in taxable gains from calls and asset sales, fewer IO securities owned (we have not been acquiring the IO securities created by the securitization entities sponsored by us, and the older IO securities we own are paying down), and higher operating expenses. As discussed more fully below, operating expenses increased primarily as a result of additional staff and systems, and increased accounting, consultant, and other costs relating to the enhancement of our internal controls.
      We provide for income taxes for GAAP purposes based on our estimates of our taxable income, the amount of taxable income we currently plan to permanently retain, and the amount of taxable income we estimate to be earned at our taxable subsidiaries. In the first nine months of 2004, we benefited from Federal and state net operating loss carry forwards and did not have any current tax provisions for income generated at our taxable REIT subsidiaries. During 2005, by contrast, our tax provision under GAAP benefited only slightly from some remaining state net operating losses. In addition, in the first nine months of 2004, we recognized a one-time deferred tax asset, thus recognizing the future value of remaining net operating losses at that time.
      In addition, in prior years, we generated taxable gains-on-sales from our securitization activities at the taxable subsidiaries. Gains on these activities were much lower in 2005 due to decreased volumes and a significant decrease in the gains generated by each securitization. Since these securitizations were treated as financings under GAAP, deferred tax assets were created. A portion of these deferred tax assets was expensed in the 2005 periods.

Table 1 Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands, except share data)
Total interest income	$243,556	$180,090	$729,110	$442,906
Total interest expense	(196,686)	(114,811)	(567,833)	(284,747)

Net interest income	46,870	65,279	161,277	158,159
Operating expenses	(11,194)	(8,561)	(33,450)	(27,048)
Net recognized gains and valuation adjustments	24,916	20,586	42,973	50,281
Provision for income taxes	(4,693)	(4,962)	(13,424)	(3,171)

Net income	$55,899	$72,342	$157,376	$178,221

Diluted Common Shares	25,314,315	22,728,369	25,159,619	21,486,208
Net income per share	$2.21	$3.18	$6.26	$8.29

Interest Income
      Total interest income consists of interest earned on consolidated earning assets, plus income from amortization of discount for assets acquired at prices below principal value, less expenses for amortization of premium for assets acquired at prices above principal value, less credit provision expenses.

Table 2 Interest Income and Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest income	$245,735	$171,804	$731,361	$446,827
Discount amortization	12,714	9,012	30,425	26,925
Premium amortization	(15,698)	802	(33,983)	(25,307)
Reversal of (provision for) credit losses	805	(1,528)	1,307	(5,539)

Total interest income	$243,556	$180,090	$729,110	$442,906

Average earning assets	$20,085,393	$22,460,500	$22,230,168	$20,308,547
Yield as a result of:
Interest income	4.89%	3.07%	4.38%	2.94%
Discount amortization	0.25%	0.16%	0.18%	0.18%
Premium amortization	(0.31)%	0.01%	(0.20)%	(0.17)%
Reversal of (provision for) credit losses	0.02%	(0.03)%	0.01%	(0.04)%

Yield on earning assets	4.85%	3.21%	4.37%	2.91%

      For the three months ended September 30, 2005 as compared to the same period in 2004, interest income increased primarily due to an overall increase in yield caused by an increase in short-term interest rates. A majority of the assets are adjustable-rate residential real estate loans, and yields on these assets increase as short-term interest rates rise as has occurred over the past twelve months. Total consolidated earning assets balance decreased during the third quarter of 2005 as compared to the third quarter of 2005 primarily as a result of decreased sponsorship of securitizations of residential real estate loans over the past twelve months from the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the increase in interest income was due to both higher interest rates and a larger average balance of earning assets.
      The table below presents the contribution to interest income and yield from each of our portfolios. Further discussions of changes in yields and balances are presented below by portfolio.

Table 3 Interest Income and Yield by Portfolio

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004

		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
(Dollars in	Income	Income	Balance	Yield	Income	Income	Balance	Yield
thousands)
Residential real estate loans, net of provision for credit losses	$191,914	78.80%	$17,373,023	4.42%	$147,974	82.16%	$20,484,287	2.89%
HELOCs, net of provision for credit losses	1,696	0.70%	224,884	3.02%	1,618	0.90%	323,100	2.00%
Residential loan credit-enhancement securities	24,368	10.00%	585,663	16.64%	16,007	8.89%	368,887	17.36%
Commercial loans, net of provision for credit losses	1,209	0.50%	47,703	10.14%	1,038	0.58%	33,461	12.40%
Commercial loan credit-enhancement securities	453	0.19%	32,192	5.63%	346	0.19%	7,372	18.80%
Securities portfolio	22,926	9.41%	1,687,506	5.43%	12,932	7.18%	1,141,456	4.53%
Cash and cash equivalents	990	0.40%	134,422	2.95%	175	0.10%	101,937	0.69%

Totals	$243,556	100.00%	$20,085,393	4.85%	$180,090	100.00%	$22,460,500	3.21%

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004

		Percent of				Percent of
		Total				Total
	Interest	Interest	Average		Interest	Interest	Average
	Income	Income	Balance	Yield	Income	Income	Balance	Yield

Residential real estate loans, net of provision for credit losses	$590,534	80.99%	$19,673,866	4.00%	$356,680	80.53%	$18,724,707	2.54%
HELOCs, net of provision for credit losses	6,721	0.92%	255,626	3.51%	2,154	0.49%	149,686	1.92%
Residential loan credit-enhancement securities	63,431	8.70%	543,516	15.56%	47,617	10.75%	324,563	19.56%
Commercial loans, net of provision for credit losses	4,004	0.55%	49,635	10.76%	2,607	0.59%	27,324	12.72%
Commercial loan credit-enhancement securities	1,690	0.23%	25,558	8.82%	442	0.10%	3,389	17.37%
Securities portfolio	60,356	8.28%	1,553,993	5.18%	32,992	7.45%	994,139	4.42%
Cash and cash equivalents	2,374	0.33%	127,974	2.47%	414	0.09%	84,739	0.65%

Totals	$729,110	100.00%	$22,230,168	4.37%	$442,906	100.00%	$20,308,547	2.91%

      The table below details our interest income by portfolio as a result of changes in consolidated asset balances (“volume”) and yield (“rate”) for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.
     Table 4     Volume and Rate Changes for Interest Income

	Change in Interest Income
	Three Months Ended			Change in Interest Income
	September 30, 2005 Versus			Nine Months Ended September 30,
	September 30, 2004			2005 Versus September 30, 2004

			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
(Dollars in thousands)
Residential real estate loans, net of provisions for credit losses	$(22,475)	$66,415	$43,940	$18,080	$215,774	$233,854
HELOCs, net provision for credit losses	(492)	570	78	1,524	3,043	4,567
Residential loan credit-enhancement securities	9,406	(1,045)	8,361	32,123	(16,309)	15,814
Commercial loans, net of provision for credit losses	441	(270)	171	2,129	(732)	1,397
Commercial loan credit-enhancement securities	1,165	(1,058)	107	2,888	(1,640)	1,248
Securities portfolio	6,186	3,808	9,994	18,580	8,784	27,364
Cash and cash equivalents	56	759	815	211	1,749	1,960

Total interest income	$(5,713)	$69,179	$63,466	$75,535	$210,669	$286,204

Volume change is the change in average portfolio balance between periods multiplied by the rate earned in the earlier period. Rate change is the change in rate between periods multiplied by the average portfolio balance in the prior period. Interest income changes that result from changes in both rate and volume were allocated to the rate change amounts shown in the table.
      A discussion of the changes in total income, average balances, and yields for each of our portfolios is provided below.

Table 5 Consolidated Residential Real Estate Loans — Interest Income and Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest income	$204,078	$147,160	$618,484	$385,118
Net (premium) discount amortization	(13,479)	2,078	(29,452)	(23,430)
Reversal of (provision for) credit losses	1,315	(1,264)	1,502	(5,008)

Total interest income	$191,914	$147,974	$590,534	$356,680

Average consolidated residential real estate loans	$17,373,023	$20,484,287	$19,673,866	$18,724,707
Yields as a result of:
Interest income	4.70%	2.87%	4.19%	2.74%
Net (premium) discount amortization	(0.31)%	0.04%	(0.20)%	(0.16)%
Reversal of (provision for) credit losses	0.03%	(0.02)%	0.01%	(0.04)%

Yield	4.42%	2.89%	4.00%	2.54%

      During 2005, as compared to 2004, interest income on residential real estate loans increased primarily as a result of higher yields. Yields on these residential real estate loans are increasing as short-term interest rates are rising as most of these loans have coupon rates that adjust monthly or every six months based on one -or six-month LIBOR interest rate. Higher average balances contributed to the increase in interest income during the nine months of 2005 as compared to the first nine months of 2004; however, average balances had a dampening effect in the third quarter of 2005 as compared to a year earlier as the level of new loans added to this consolidated portfolio was less than the level of prepayments over the last twelve months.
      Premium amortization expense (as a percentage of average loan balances) during 2005 increased from the same periods in 2004. Amortization expense results from the application of FAS 91. In applying the interest method under FAS 91, we make certain elections to determine an effective yield to amortize the premium. For loans acquired prior to July 1, 2004, in our effective yield calculations we use coupon interest rates as they change over time as well as anticipated principal prepayments (actual and projected). Thus, rising rates will cause an increase in effective yield for these adjustable rate residential loans, as the coupon rate is rising or will reset at a higher rate in the near term. For this lag before the reset, the amount of premium expense is generally lower in order to increase the current effective yield to current market levels yield (all other factors being equal). For loans acquired after July 1, 2004, we determine an effective yield under FAS 91 using the initial coupon interest rate of the loans (without regard to future changes in the interest rates and underlying indices) as well as anticipated prepayment rates. For these residential loans, higher coupon interest rates will increase net realized yields when the coupon actually re-adjusts. Periodic premium amortization expenses will not be reduced in the short-term in anticipation of coupon interest rate increases. As a result, these loans premium amortization expenses will be higher (relative to the older loans) in a period of rising interest rates. As of September 30, 2005, loans acquired before July 1, 2004 had a principal value of $11.68 billion and an amortized cost basis of $11.82 billion. Loans acquired after July 1, 2004 had a principal value of $4.50 billion and an amortized cost basis of $4.54 billion.

Table 6 Residential HELOC — Interest Income and Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest income	$3,165	$2,954	$9,489	$4,007
Net premium amortization	(959)	(1,072)	(2,388)	(1,322)
Provision for credit losses	(510)	(264)	(380)	(531)

Total interest income	$1,696	$1,618	$6,721	$2,154

Average balance of HELOCs	$224,884	$323,100	$255,626	$149,686
Yields as a result of:
Interest income	5.64%	3.66%	4.96%	3.57%
Net premium amortization	(1.71)%	(1.33)%	(1.25)%	(1.18)%
Provision for credit losses	(0.91)%	(0.33)%	(0.20)%	(0.47)%

Yield	3.02%	2.00%	3.51%	1.92%

      Our return on the HELOC-backed securities we acquired from securitization of HELOCs we sponsored may be materially reduced if prepayment rates (net of draws) on these loans are faster than we originally anticipated. Cumulative prepayments through September 30, 2005 were at a CPR of 28%, which was slightly faster than we originally anticipated.

Table 7 Residential Loan Credit-Enhancement Securities — Interest Income and Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest income	$13,175	$7,826	$35,736	$21,951
Net discount amortization	11,193	8,181	27,695	25,666

Total interest income	$24,368	$16,007	$63,431	$47,617

Average residential loan credit-enhancement securities	$585,663	$368,887	$543,516	$324,563
Yield as a result of:
Interest income	9.00%	8.49%	8.77%	9.02%
Net discount amortization	7.64%	8.87%	6.79%	10.54%

Yield	16.64%	17.36%	15.56%	19.56%

      Interest income recognized from residential loan CES during the three and nine months ended September 30, 2005 increased as compared to the same periods in 2004, primarily due to growth in our portfolio over the past year, partially offset by the lower yield on the residential CES portfolio which decreased during the 2005 periods as compared to the 2004 periods. This is the result of the more seasoned, higher yielding assets (higher yielding as a result of several years of strong credit performance and favorable prepayments) being called or sold within the last year. In addition, any newer CES generally have lower yields because we do not expect the same strong credit performance or favorable prepayment patterns to repeat themselves.
      The yields we currently recognize on recently acquired CES (both residential and commercial) may be less than the yields we will actually realize over the lives of these CES. To determine yields on CES, we make assumptions regarding loan losses and prepayments. Since the market generally has a wide range for these assumptions (and not a specific estimate), we apply assumptions within a range that generally result in yields on these assets in early periods of ownership that are lower than what we might realize over the life of the assets. Specifically, the initial yield we book on certain CES may be lower than the market mid-range expectation of performance (and below our hurdle rate of 14%). We review the actual performance of each CES and the market’s and our renewed range of expectations every quarter. We adjust the yield of the assets as a result of the appropriate and supportable changes in assumptions. In addition, if credit performance is better than the original range of expectations, and/or prepayment behavior is favorable relative to initial estimates, the yields on these CES over the remaining lives may be significantly higher then we recorded in the first several quarters of ownership. In many cases, the yield we recognize in any period may prove to be too high or too low, as the actual yield we realize over the life of each of the CES will be dependent upon the actual receipt (both timing and amounts) of cash. Cumulatively, the cash we receive over the life of an asset will be accounted for as either a return of our initial investment or as income. The timing of the recognition of income is based on our estimates and assumptions of future amounts and timing of credit losses and prepayments and may be inexact.
      The determination of the yield is a function of the assumptions used to project the cash flows on each security. One assumption is the estimated credit losses. The amount of credit losses we assume for each security is the amount of designated credit reserve we have for that asset. If our expectations change, we will change the amount of credit losses anticipated and this will impact the effective yield over the remaining life. Our designation of the level of credit reserve is based on many factors, including the credit rating agencies’ determination of required credit-enhancement levels. As our securities season and loan pools have specific default and loss experience, our assumptions will change. While we use the market’s range of expectations, our designated credit reserve and projected timing of losses are subjective in nature.

      In the third quarter of 2005 and also thus far in the fourth quarter of 2005, we have been selling many of our single B-rated residential loan CES. The restructuring of our balance sheet in this way reflects our belief that now is a good time to reduce overall risk levels and raise cash for future investment opportunities. By retaining most our first-loss (non-rated) CES, we are retaining most of the upside potential within our residential portfolios should credit losses continue to be low.
      These sales are generating gains that will be distributed to our stockholders. We generally are not reinvesting cash at this time. As a result we will likely have a smaller portfolio of residential CES and higher cash balances until our investment strategy changes.
      We believe the risk/reward ratio offered by our recent CES acquisitions is attractive for stockholders. Nevertheless, we believe these new securities are unlikely to generate over their lives the level of interest and call income generated by our older portfolio assets unless the market environment going forward proves to be as attractive (i.e., very fast prepayments and very low credit losses) as over the last several years. We expect that our rate of new asset acquisitions will slow.

Table 8 Commercial Real Estate Loans — Interest Income and Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest income	$1,278	$1,166	$4,017	$2,959
Net premium amortization	(69)	(128)	(198)	(352)
Reversal of credit losses	—	—	185	—

Total interest income	$1,209	$1,038	$4,004	$2,607

Average earning assets	$47,703	$33,461	$49,635	$27,324
Yield as a result of:
Interest income	10.72%	13.93%	10.79%	14.44%
Net premium amortization	(0.58)%	(1.53)%	(0.53)%	(1.72)%
Reversal of credit losses	—	—	0.50%	—

Yield	10.14%	12.40%	10.76%	12.72%

      The interest income earned on our commercial real estate loan portfolio increased in the three and nine months ended September 30, 2005 from the same periods in 2004 primarily due to the growth in our commercial loan portfolio. This increase was partially offset by lower yield assumptions for newer commercial loans. During the first nine months of 2005, we reversed a portion of the credit reserve based on our positive assessment of one loan in the portfolio and reclassified the loan from held-for-investment to held-for-sale in anticipation of a sale, which occurred in the second quarter of 2005.

Table 9 Commercial Loan Credit-Enhancement Securities Interest Income and Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest income	$1,355	$286	$3,347	$424
Net (premium) discount amortization	(902)	60	(1,657)	18

Total interest income	$453	$346	$1,690	$442

Average residential loan credit-enhancement securities	$32,192	$7,372	$25,558	$3,389
Yield as a result of:
Interest income	16.84%	15.53%	17.46%	16.65%
Net discount (premium) amortization	(11.21)%	3.27%	(8.64)%	0.72%

Yield	5.63%	18.80%	8.82%	17.37%

      Interest income recognized from commercial loan CES during the three and nine months ended September 30, 2005 increased as compared to the same periods in 2004 primarily due to the growth in this portfolio.
      As discussed above, the yields we recognize on recently acquired CES (both residential and commercial) may be less than the yields we will actually realize over the lives of these assets.
      For commercial loan CES, prepayment assumptions generally have less of an impact on the yield because as commercial loans underlying CMBS generally have contractual provisions that make prepayments less likely than residential loans. The timing of the recognition of income is based on our estimates and assumption of future amounts and timing of credit losses and prepayments.

Table 10 Consolidated Securities Portfolio — Interest Income and Yield

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest income	$21,697	$12,235	$57,918	$31,951
Discount amortization	1,277	831	2,730	1,285
Premium amortization	(48)	(134)	(292)	(244)

Total interest income	$22,926	$12,932	$60,356	$32,992

Average securities portfolio balance	$1,687,506	$1,141,456	$1,553,993	$994,139
Yield as a result of:
Interest income	5.14%	4.29%	4.98%	4.28%
Discount amortization	0.30%	0.29%	0.23%	0.17%
Premium amortization	(0.01)%	(0.05)%	(0.03)%	(0.03)%

Yield	5.43%	4.53%	5.18%	4.42%

      Total interest income increased from the 2004 periods to the 2005 periods for the securities portfolio as the total size of the portfolio grew and as yields increased over these periods as the coupon rates on adjustable-rate loan securities (which comprise over half of the portfolio) adjusted upward with the increase in short-term interest rates over the past year. Interest income includes cash interest payments we receive on the securities in this portfolio, including the net interest earned on IO securities and less certain underlying due diligence expenses associated with the purchase of certain securities.

Interest Expense
      Consolidated interest expense consists of interest payments on Redwood debt and ABS issued, plus the amortization of deferred ABS issuance costs and expenses related to certain interest rate agreements less the amortization of ABS premiums. These ABS premiums are created when interest-only and other ABS are issued at prices greater than principal value.
      Total consolidated interest expense increased in 2005 from 2004 due to higher cost of funds as a result of an increase in short-term interest rates and a larger balance of consolidated ABS issued. Furthermore, interest expense associated with interest-only and Sequoia ABS issued at a premium were not reduced this quarter in an amount commensurate with the increase in prepayments on the underlying Sequoia loans due to timing differences on the nature of the ABS outstanding.

Table 11 Total Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest expense on Redwood debt	$3,845	$2,312	$8,398	$7,373
Interest expense on ABS	192,841	112,499	559,435	277,374

Total interest expense	$196,686	$114,811	$567,833	$284,747

Average Redwood debt balance	$297,788	$404,589	$264,024	$463,700
Average ABS issued balance	19,542,413	21,606,164	21,630,747	19,426,816

Average total obligations	$19,840,201	$22,010,753	$21,894,771	$19,890,516

Cost of funds of Redwood debt	5.16%	2.29%	4.24%	2.12%
Cost of funds of ABS issued	3.95%	2.08%	3.45%	1.90%
Cost of funds of total obligations	3.97%	2.09%	3.46%	1.91%
      For purposes of calculating the weighted average borrowing costs of ABS issued, we include the amortization of the deferred ABS issuance costs with interest expense. We include the average deferred ABS issuance costs in the average balances below.

Table 12 Average Balances of Asset-Backed Securities Issued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(In thousands)
Sequoia	$17,453,727	$20,278,819	$19,727,546	$18,356,063
Acacia	2,142,869	1,377,574	1,956,423	1,115,171
Commercial	4,231	5,416	7,086	5,431

Average balance of ABS issued	$19,600,827	$21,661,809	$21,691,055	$19,476,665

Average deferred ABS issuance costs	(58,414)	(55,645)	(60,308)	(49,849)

Average balance of ABS issued, net	$19,542,413	$21,606,164	$21,630,747	$19,426,816

      The table below details interest expense on debt and consolidated ABS issued as a result of changes in consolidated balances (“volume”) and cost of funds (“rate”) for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.

Table 13 Volume and Rate Changes for Interest Expense

	Change in Interest Expense			Change in Interest Expense
	Three Months Ended			Nine Months Ended
	September 30, 2005 Versus			September 30, 2005 Versus
	September 30, 2004			September 30, 2004

			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
(Dollars in thousands)
Interest expense on Redwood debt	$(610)	$2,143	$1,533	$(3,175)	$4,200	$1,025
Interest expense on ABS	(10,746)	91,088	80,342	31,467	250,594	282,061

Total interest expense	$(11,356)	$93,231	$81,875	$28,292	$254,794	$283,086

Volume change is the change in average balance of obligations between periods multiplied by the rate paid in the earlier period. Rate change is the change in rate between periods multiplied by the average outstanding obligations in the current period. Interest expense changes that resulted from changes in both rate and volume were allocated to the rate change amounts shown in the table.
      Details of the change in cost of funds of debt and cost of funds on ABS issued are provided below.

Table 14 Cost of Funds of Redwood Debt

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Interest expense on Redwood debt	$3,845	$2,312	$8,398	$7,373
Average Redwood debt balance	$297,788	$404,589	$264,024	$463,700
Cost of funds of Redwood debt	5.16%	2.29%	4.24%	2.12%
      The increase in the cost of funds of Redwood debt is the result of higher short-term interest rates and reflects the nature of the collateral. Generally, the cost of funds is lower on residential whole loans than on other asset-backed securities. Thus, as the mix of assets used as collateral changes, the average cost of funds may change, even during a period with no change in short-term interest rates.

Table 15 Cost of Funds of Asset-Backed Securities Issued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
ABS interest expense	$191,035	$108,237	$556,202	$256,115
ABS issuance expense amortization	5,162	4,197	15,821	12,045
Net ABS interest rate agreement (income) expense	(623)	2,888	(2,968)	13,841
Net ABS issuance premium amortization	(2,733)	(2,823)	(9,620)	(4,627)

Total ABS interest expense	$192,841	$112,499	$559,435	$277,374

Average balance of ABS	$19,542,413	$21,606,164	$21,630,747	$19,426,816
ABS interest expense	3.91%	2.00%	3.43%	1.76%
ABS issuance expense amortization	0.11%	0.08%	0.10%	0.08%
Net ABS interest rate agreement (income) expense	(0.01)%	0.05%	(0.02)%	0.09%
Net ABS issuance premium amortization	(0.06)%	(0.05)%	(0.06)%	(0.03)%

Cost of funds of ABS	3.95%	2.08%	3.45%	1.90%
      The coupon payments on the ABS issued are primarily indexed to one-, three-, and six-month LIBOR. Over the past year, short-term interest rates have risen and, thus, so has our cost of funds of ABS.

Operating Expenses
      Operating expenses during the third quarter and first nine months of 2005 increased from the same periods in 2004. Total operating expenses before excise tax and variable stock option expense (VSOE) or income (VSOI) increased by 36% over the last year (from the third quarter of 2004 to the third quarter of 2005). Expenses increased due to investments in systems and infrastructure, increases in the scale of our operations, and increased accounting, consulting fees, and internal control costs. Generally, the scale of our business over the last years has increased more rapidly than our operating expenses; to some extent, operating costs continue to increase as a lagged effect of prior growth.
      Our operating efficiency ratio remains under 25% but was higher in 2005 than in 2004 due to continued growth in systems and infrastructure at a time when we are selling assets. Management excludes excise tax and VSOE/ VSOI in determining the efficiency ratio. By excluding these items, management believes that we are providing a performance measure comparable to measures commonly used by other companies in our industry because these two types of excluded expenses do not reflect ongoing costs of day-to-day operations of our company. Stock option grant expenses under FAS 123, however, are an on-going expense and are included in operating expense before excise tax and VSOE/ VSOI.
      VSOE/ VSOI is a non-cash expense or income item that varies as a function of Redwood’s stock price. If our stock price increases during a quarter and the stock price is above the strike price certain “variable” options, we record a GAAP expense in that period equal to the increase in the stock price times the number of in-the-money “variable” options that remain outstanding. If our stock price decreases during a quarter, we record income in that period equal to the decrease in the stock price times the number of in-the-money “variable” options that remain outstanding. With the adoption of FAS 123R, Financial Accounting Statement No. 123R, Share-Based Payment, effective January 1, 2006 we will no longer have VSOE/ VSOI.
      Excise tax is a function of the timing of dividend distributions. In the prior two years, Redwood delayed distributing dividends on a portion of its REIT taxable income; as a result, under the REIT tax rules, Redwood paid excise taxes. Excise tax is included in operating expenses on our Consolidated Statements of Income. The reconciliation of GAAP operating expense to operating expense before excise tax and VSOE/ VSOI is provided in the table below.

Table 16 Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(Dollars in thousands)
Total operating expenses	$11,194	$8,561	$33,450	$27,048
Less: Excise tax	(285)	(301)	(900)	(791)
Less: Variable stock option income (VSOI) (expense) VSOE	16	(213)	98	(1,021)

Total operating expenses before excise tax and VSOE/ VSOI	$10,925	$8,047	$32,648	$25,236

Components of total operating expense before excise tax and VSOE/ VSOI
Fixed compensation expense	$2,802	$1,959	$8,203	$6,031
Other operating expense	3,866	2,512	10,367	6,028
Incentive stock (income) expense	(47)	133	671	990
Variable compensation expense	4,304	3,443	13,407	12,187

Total operating expenses before excise tax and VSOE/ VSOI	$10,925	$8,047	$32,648	$25,236

Net interest income (NII)	$46,870	$65,279	$161,277	$158,159
Adjusted efficiency ratio (Operating expense before excise tax and VSOE/ VSOI)/net interest income	23%	12%	20%	16%
      Fixed compensation expenses include employee salaries and related employee benefits. Other operating expenses include office costs, systems, legal and accounting fees, and other business expenses. We expect to continue to make significant investments in expanding our staff and developing our business processes and information technologies in order to meet the operating needs we will face as we grow in the long-term. As a result, we expect these fixed expenses will continue to increase even during periods of time when our asset balances are decreasing.
      Incentive stock (income) expense represents the cost of equity compensation as determined under FAS 123 for options and option equity awards granted to employees and directors after December 31, 2002. Beginning January 1, 2006, with the adoption of FAS 123R, all remaining unvested incentive awards and all future awards will be accounted for under this principle. Beginning January 1, 2006, there will no longer be future DER expenses as all remaining stock awards will be accounted for under FAS 123R (and the value of additional DERs on an award is already included in the value at the time of grant and which is expensed over the requisite service period of the award).
      Variable compensation includes employee bonuses (which are based on individual employee performance and the adjusted return on equity earned by Redwood) and DER expenses on certain options still outstanding and granted prior to December 31, 2002. The primary drivers of this expense are the profitability (return on equity) of the company, taxable income at the REIT (which determines total dividend distribution requirements), the number of employees, and the number of incentive stock awards outstanding that receive DER payments that are expensed (options granted prior to January 1, 2003).

Net Recognized Gains (Losses) and Valuation Adjustments
      For the three months ended September 30, 2005, our net recognized gains and losses and valuation adjustments totaled positive $24.9 million as compared to positive $20.6 million for the same period in 2004. For the nine months ended September 30, 2005, our net recognized gains and losses and valuation adjustments totaled positive $43.0 million as compared to positive $50.3 million for the same period in 2004.
      The difference in net gains and valuation adjustments during 2005 periods compared to the 2004 periods are primarily the result of lower gains on calls and sales during these various periods. For the three months ended September 30, 2005, gains on sales and calls totaled $26.0 million as compared to the $21.0 million recognized during the three months ended September 30, 2004. For the first nine months of 2005, total gain on sales and calls were $46.8 million as compared to the $55.2 million realized during the first nine months of 2004. We expect gains from calls to continue, although at an unpredictable and significantly slower rate. We will likely continue to sell assets from time to time; sales can generate gains or losses.
      Under accounting rules (FAS 115, EITF 99-20, and SAB 5(m)), we determine if there is other-than-temporary impairment as defined by GAAP for our residential and commercial credit-enhancement and securities portfolios. To do so, we review the projected discounted cash flows on our assets based on credit, prepayment, and other assumptions compared to those cash flows in prior period projections. Assets with reduced discounted projected cash flows are written down if the current market value for that asset is below our current basis. It is difficult to predict the timing or magnitude of these other-than-temporary impairments; amounts could be substantial. We recognized other-than-temporary impairments of $1.2 million for the three months ended September 30, 2005 and $3.3 million for the nine months ended September 30, 2005. Other-than-temporary impairments totaled $0.4 million for the three months ended September 30, 2004 and $4.8 million for the nine months ended September 30, 2004.
Estimated Taxable Income and Common Stock Dividends
      Estimated total taxable income is the pre-tax income we earn calculated using calculation methods appropriate for tax purposes. Taxable income calculations differ significantly from GAAP. Estimated total taxable income is not a GAAP performance measure, but it is an important measure as it is the basis of our dividend distributions to stockholders. Estimated REIT taxable income is that portion of our taxable income that is subject to REIT tax rules. We must distribute at least 90% of this income as dividends to stockholders over time. As a REIT we are not subject to corporate income taxes on the REIT taxable income we distribute. The remainder of our estimated total taxable income (the non-REIT taxable income) is income we earn in taxable subsidiaries. We pay income tax on this income and we generally retain the after-tax income at the subsidiary level.
      Estimated core taxable income is not a GAAP financial measure. Estimated core taxable income is the taxable income, including taxable income at the REIT and our taxable subsidiaries, before gains and losses on asset sales and calls and certain other expenses such as deductions for stock option exercises. Estimated core taxable income is a important measure in trying to understand our ability to sustain dividend distributions to stockholders. Taxable income measures are reconciled to GAAP net income in Tables 17 and 18 below.
      Taxable income per share is measured as the estimated pretax taxable income earned in a calendar quarter divided by the number of shares outstanding at the end of the quarter. Annual taxable income per share is the sum of the quarterly taxable income per share for each of the four quarters of the fiscal year. Taxable income per share for the first nine months of a year is the sum of the first three quarter’s taxable income per share.
      Estimated total taxable income was $55 million in the third quarter of 2005 ($2.23 per share), a decrease from the $59 million ($2.53 per share) during the third quarter of 2004. This decrease was primarily due to lower gains due to sales and calls of assets. A decrease in gains on calls and sales of assets also contributed to the decrease in estimated total taxable income during the first nine months of 2005 ($142 million, or $5.78 per share) as compared to the first nine months of 2004 ($182 million, or $8.45 per share).
      The table below reconciles the differences between GAAP net income and estimated total taxable income and estimated core taxable income.

Table 17 Differences Between GAAP Net Income and Estimated Total Taxable Income and Estimated Core Taxable Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

	2005		2004		2005		2004

(Except per share data,	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
in thousands)
GAAP Net Income	$55,899	$2.21	$72,342	$3.18	$157,373	$6.26	$178,221	$8.29
GAAP/Tax differences (net)*	(743)		(13,169)		(14,937)		3,844

Total taxable income (pre-tax)	$55,156	$2.23	$59,173	$2.53	$142,439	$5.78	$182,065	$8.45
Stock option exercise deductions	2,944	0.12	745	0.03	3,564	0.14	12,927	0.65
Gains on calls	(2,087)	(0.08)	(15,445)	(0.66)	(10,619)	(0.43)	(36,945)	(1.70)
Gains on sales	(15,017)	(0.61)	(11,476)	(0.49)	(30,056)	(1.22)	(35,651)	(1.67)

Taxable income before stock option exercises, calls, and sales (core taxable income)	$40,996	$1.66	$32,997	$1.41	$105,328	$4.27	$122,396	$5.73

*	See Table 18 for a detailed presentation of the GAAP/Tax differences.
      The gains during the three and nine months ended September 30, 2005 were $17.1 million and $40.7 million, respectively, and were mostly from calls and sales of securities. The gains during the three and nine months ended September 30, 2004 were $26.9 million and $72.6 million, respectively, and were mostly from calls and securitization gains. Income from call and sales activity is long-term capital gain income for tax purposes. Our tax-paying stockholders may benefit to the degree they can take advantage of the lower tax rate on our distributions of capital gains versus ordinary income. We provide information annually on the tax characteristics of our dividends and this information is also posted on our website at www.redwoodtrust.com.
      Estimated core taxable income was $1.66 per share in the third quarter of 2005, an increase from $1.44 per share we earned in the second quarter of 2005, and an increase from $1.41 per share we earned in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, core taxable income was $4.27 per share and $5.73 per share, respectively. Estimated core taxable income decreased for the first nine months of 2005 as compared to the first nine months of 2004 due primarily to a decrease in the balance of IO securities we own. This decrease in IO securities income has been partially offset by increased income on residential loan CES as a result of increased acquisitions of these assets over the last year. However, as a result of significant sales of CES in the third quarter of 2005 (which generated sales income), future taxable income is likely to be lower than in previous quarters, until we reinvest the returned capital. In addition, we have higher operating expenses.

      The differences between GAAP and tax accounting for credit losses could be significant in any one period, although the cumulative income recognized will be the same. Generally, in the early years of owning a security, our tax yield will be higher than our GAAP yield as our GAAP yield assumes future loan losses that are not included in our tax assumptions. When the projected losses occur, the taxable income will be reduced while our GAAP income will be unaffected (as the loss was already assumed to occur). If the losses are less than estimated under GAAP, then the GAAP yield on the asset may increase, even to a level above the tax yield (which may not have changed).
      In the 2005 periods, there were significantly less taxable expenses due to exercising stock options than we recognized in the 2004 periods.
      The table below reconciles the differences between GAAP net income and estimated total taxable income and estimated REIT taxable income.

Table 18 Differences Between GAAP Net Income and Estimated Total Taxable Income and Estimated REIT Taxable Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
(All dollars in thousands, except per share data)
GAAP Net Income	$55,899	$72,342	$157,376	$178,221
Interest income and expense differences	1,353	(23,527)	(23,606)	(19,469)
Reversal of (provision for) credit losses — GAAP	(805)	1,528	(1,307)	5,539
Tax deductions for realized credit losses	(562)	(127)	(1,737)	(637)
Long-term compensation differences	2,892	402	6,999	5,734
Stock option exercise deduction differences	(2,944)	(745)	(3,564)	(12,927)
Depreciation of fixed asset differences	60	(589)	377	(549)
Other operating expense differences	283	(34)	321	(45)
Sales of asset differences	(8,041)	(576)	(11,484)	(1,678)
Call income from residential CES differences	(319)	(3,961)	(2,523)	(8,017)
Tax gain on securitizations	(392)	11,153	2,974	21,456
Tax gain on intercompany sales and transfers	170	28	5,801	7,503
GAAP market valuation write downs (EITF 99-20)	2,048	422	3,259	4,826
Interest rate agreement differences	216	(278)	471	274
Provision for excise tax — GAAP	285	301	900	791
Provision for income tax differences	5,013	2,834	8,182	1,043

Total taxable income (pre-tax)	$55,156	$59,173	$142,439	$182,065
Earnings from taxable subsidiaries	(8,038)	(10,143)	(10,923)	(30,201)

REIT taxable income (pre-tax)	$47,118	$49,030	$131,516	$151,864

GAAP income per share based on average diluted shares during period	$2.21	$3.18	$6.26	$8.29
Total taxable income per share based on shares outstanding at period end	$2.23	$2.53	$5.78	$8.45
REIT taxable income per share based on shares outstanding at period end	$1.91	$2.10	$5.34	$7.05
      Taxable income at our subsidiaries was lower in the 2005 periods than in the corresponding 2004 periods. This was due to decreased securitization activity and decreases in the gains per securitization transaction. Income in the third quarter of 2005 at the subsidiary levels was higher than in the previous two quarters due to an adjustment of income that was generated at Holdings but previously reported at the REIT level ($2.3 million) and due to an adjustment of $3.6 million related to a smaller deduction of 2004 state income taxes paid by Holdings. Redwood REIT and Holdings filed a unitary state tax return for 2004 and a majority of the related deduction for state taxes was reflected at the REIT in the third quarter of 2005.
      We currently project that the first three regular quarterly dividends we declared in 2005 ($52 million) consisted of REIT taxable income earned in 2004 and a portion of REIT taxable income earned in 2005. Based on our estimates of REIT taxable income during the first nine months of 2005, we entered the fourth quarter of 2005 with $107 million of undistributed REIT taxable income, assuming we permanently retain 10% of our ordinary REIT taxable income. We expect to pay this balance as dividends to our stockholders during the remainder of 2005 and 2006.
      We permanently retained approximately 10% of the ordinary REIT taxable income we earned during 2004, and we declared the distribution of the remainder as dividends by September 2005. We also retained 100% of the taxable income that we earned at our taxable REIT subsidiaries in 2004 (after taxes). We accrued income tax expense on the portion of the REIT taxable income that we permanently retained. By retaining a portion of our income, we seek to build equity per share, and thus potential earnings and dividends per share, over time. We anticipate following a similar pattern of distribution in 2005 and are accruing income tax expense accordingly.
      Our current provision for corporate income taxes is based on a combined Federal and state corporate tax rate of 41% on the amount of anticipated REIT ordinary income to be retained for the year. Our estimates of taxable income are subject to change due to changes in interest rates, prepayments, credit losses, and other market factors as well as changes in applicable income tax laws and regulations. One potential future tax law change that we are aware of (which is described in IRS Announcement 2004-75) could, for example, cause our taxable income and associated dividend distributions to decrease in future periods as it may allow for changes in the assumptions used to determine current period income on IO securities. However, we do not expect this potential future tax law change will have a material impact on either our taxable income or our dividend rate, given our existing portfolio.
      We generally attempt to avoid acquiring assets or structuring financings or sales at the REIT level that would be likely to generate distributions of Unrelated Business Taxable Income (UBTI) or excess inclusion income to our stockholders, or that would cause prohibited transaction taxes on the REIT; there can be no assurance that we will be successful in doing so.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
      Each of our product lines and portfolios is a component of our single business of investing in, credit-enhancing, and securitizing residential and commercial real estate loans and securities. Our consolidated earning assets, as presented for GAAP purposes, consist of six portfolios: residential real estate loans, HELOCs, residential loan CES, commercial real estate loans, commercial loan CES, and securities portfolio. A discussion of the activities in each of these portfolios appears below.

Impact of Hurricanes in the Third Quarter of 2005
      During the third quarter of 2005, hurricanes Katrina and Rita hit the Gulf Coast States including parts of Louisiana, Mississippi, and Texas. We own both residential and commercial securities that have loans in the affected areas. In most cases our securities represent the first loss risk on a pool of loans and thus we have some increased potential for losses as a result of these hurricanes. In the following paragraphs we provide information estimating the amount of losses that may result from these hurricanes. These reflect our current estimates based on the best available information. Along with other financial institutions with loans in these areas, we need additional time to evaluate individual loans, and borrowers, to assess the condition of underlying collateral, and to determine potential insurance proceeds and other available recovery sources. We have begun this process and provide the following estimates based on information obtained to date and assumptions made with the available data. As additional data is obtained, our estimates will be revised. We do not intend to publish any updated estimates until we file our Annual Report on Form 10-K. However, while the figures below represent our best estimate as of September 30, 2005, there can be no assurance that actual losses will fall within these ranges as there are many factors yet to be determined — such as insurance claims, the state of the local economy, and the strength or weakness of the housing market in the affected areas.
      Of the residential loans we credit-enhance through our Sequoia program, ($16 billion), there are 321 loans totaling $71 million dollars in the Katrina affected areas. Of these, 83 loans totaling $21 million were in the New Orleans market. We estimate our taxable losses will be between $1 million and $3 million on these loans. This estimate is based on assumptions regarding which loans in each pool may be damaged, estimated losses, severities, potential insurance proceeds, and borrower’s general ability to repay. (Our largest exposure of loans in this area in any one pool is 1% of the remaining outstanding loans in that pool. All of the Sequoia transactions we have sponsored have at least one loan in the affected areas.) We anticipate losses will be realized beginning in 2006 through 2007. We factored in these assumptions when we reviewed the adequacy of our credit reserves on these loans as of September 30, 2005.
      Of the residential loans we credit-enhance that were securitized by others ($179 billion), there were 1,684 loans totaling $264 million in the affected areas. Using similar assumptions as we did on the Sequoia loans, we estimate taxable losses ranging from $1 million to $8 million. In the transactions from which we have acquired the first loss piece, there are no pools in which we are estimating losses sufficient to erode the entire first loss piece.
      Of the HELOCs we own through our Sequoia program ($215 million), there are 34 loans totaling $1.5 million in the Katrina-affected areas. We estimate our taxable losses may be up to $1.5 million for these HELOCs.
      Through our commercial loan CES, we credit-enhance $39 billion commercial loans. In the areas affected by hurricanes Katrina and Rita, we have first-loss exposure to 29 loans totaling $139 million. Based on our initial assessment of the most severely affected commercial properties, we estimate $2 to $5 million of taxable losses. We currently do not believe that any pool’s losses will be sufficient to fully erode any of the first loss pieces we own.

Residential Real Estate Loans
      We acquired $332 million high-quality residential real estate loans for future sale to securitization entities (or as whole loans) during the third quarter of 2005. We acquired $1.6 billion loans in the first nine months of 2005. Most of these loans were subsequently sold to ABS securitization entities that we consolidate for reporting purposes. Almost all of our loan purchases were one- and six-month LIBOR loans; we also acquired $171 million of hybrid loans. We continue to expand our relationships with originators from whom we acquire loans. However, our acquisition volumes declined in recent quarters. If the yield curve flattens further, the housing market weakens, competition to acquire loans increases further, and competing products (including negative amortization, MTA moving treasury average (MTA), ARMs, or other related products) continue to gain shares of the jumbo ARM market, we would expect our volume of adjustable-rate residential loan acquisitions to continue to decline.
      The consolidated balance of residential real estate loans at September 30, 2005 of $16.3 billion was lower than the consolidated balance at December 31, 2004 of $22.2 billion. (Loans and related debt underlying residential credit-enhancement securities acquired from securitizations not sponsored from us do not appear on our Consolidated Balance Sheets.) Prepayments on loans consolidated for GAAP were greater than our net acquisitions of new loans during the first nine months of 2005. This was the result of both an increase in prepayment speeds and a decrease in the volume of acquisitions and sponsored securitizations. Prepayment speeds increased in adjustable rate mortgages as a result of a flattening of the yield curve (an increase in short-term interest rates relative to long-term interest rates). This change in the yield curve also served to reduce the new production of adjustable-rate loans indexed to LIBOR. In addition, we face increased competition to purchase these loans.

      At September 30, 2005, Redwood owned $17 million residential real estate loans accumulated for sale to future securitizations or as whole loans. None of these loans were pledged to support Redwood debt. ABS securitization entities consolidated on Redwood’s balance sheet owned $16.3 billion of residential real estate loans as of September 30, 2005.
      There were approximately 49,000 loans in this consolidated residential real estate loan portfolio at September 30, 2005, and the average loan balance was $333,000. Loans with a balance over $1 million made up 14% of the dollar balance of loans. Over 99% of consolidated residential loans at September 30, 2005 had adjustable-rate coupons that adjust every month or every six months to the one- or six-month LIBOR rate. Loans on homes located in California were 22% of the dollar balance of this portfolio, split approximately evenly between northern and southern California. States that each represent 4% to 12% of our consolidated portfolio include Florida, Georgia, New York, New Jersey, Texas, Arizona, and Illinois. Primary residences represented 88% of the dollar balance of the loans, second homes represented 10%, and investor properties represented 2%.
      Loans on our Consolidated Balance Sheets are generally high-quality loans, with credit scores, loan-to-value ratios, and other loan characteristics consistent with a high quality loan. As of September 30, 2005, substantially all of the loans in this portfolio were interest-only loans; that is, the homeowner is able to make interest payments only rather than paying both principal and interest for a prescribed number of years. None of the loans in this portfolio have the potential for negative amortization; that is, the homeowner cannot opt to make a payment that is less than the full interest accrual rate on the loan. The ability of the homeowner to make an interest-only payment that is less than the amount that would fully amortize the loan may cause additional risks especially as interest rates rise (since these are generally adjustable-rate loans). To date, the credit performance of the interest-only residential loans that Redwood has credit-enhanced in this portfolio has been better than our original expectations.
      The credit qualities of these loans, personal income growth, a strong housing market, and rising housing prices have helped to contain delinquencies and losses. Recently, however, short-term interest rates have risen. If this trend continues, required monthly payments made by homeowners with adjustable-rate real estate loans will increase further and possibly by a material amount. This would potentially cause some credit issues as almost all of the loans in our consolidated residential real estate loan portfolio are adjustable-rate. Rising interest rates (or a soft economy) could also have an impact on housing prices, which in turn could adversely affect credit performance of these loans.
      Charge-offs (credit losses) recorded in this portfolio totaled $0.1 million during the quarter ended September 30, 2005 and a $0.2 million for the first nine months of 2005, and credit losses remained at an annualized rate of less than 1 basis point (0.01%) during these periods. There were no charge-offs during these periods in 2004. Serious delinquencies increased from $13.3 million at December 31, 2004 to $23.0 million at September 30, 2005. Serious delinquencies include loans delinquent more than 90 days, in bankruptcy, in foreclosure, and real estate owned. As a percentage of this loan portfolio, serious delinquencies remained at low levels relative to the U.S. residential real estate loans as a whole, and were 0.14% of our current loan balances in this portfolio at September 30, 2005, an increase from 0.06% at December 31, 2004.
      The reserve for credit losses on residential real estate loans is included as a component of residential real estate loans on our Consolidated Balance Sheets. The residential real estate loan credit reserve balance of $21 million was 0.13% of the current balance of this portfolio at September 30, 2005, compared to 0.10% at December 31, 2004.
      Management reviews the levels of credit reserves every quarter and adjusts the reserve through a credit provision. The credit reserve balance and provision for credit losses are based on several factors that include delinquencies, performance of the loans, loan balances, and the rate at which the portfolio increases or decreases, and any other special circumstances such as hurricane damage. The decrease in the credit provision expense in 2005 relative to 2004 is due to a net decline in the outstanding loan balance and continued strong credit performance. While delinquencies have increased over the past nine months, the overall level of delinquencies remains low by industry standards, and our estimate of credit losses on our existing loans that are not in hurricane-affected areas continues to trend downward.
      At September 30, 2005, we owned IO securities that benefit to some degree from the spread between the assets and the liabilities of the issuing securitization entities for $10.8 billion of these consolidated loans. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated securitized residential loans ($5.4 billion), we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these consolidated loans and the cost of the associated consolidated liabilities do not affect our economic profits or cash flow (although our reported income could show significant volatility in the short term due to differences in the timing of amortization of premiums and discount between assets and liabilities).

Residential Home Equity Lines of Credit (HELOCs)
      In the second quarter of 2004, we acquired $335 million high-quality HELOCs and sponsored the securitization of these loans. We have recently initiated flow purchase agreements with originators and acquired $125,000 HELOCs in the second quarter of 2005. We currently intend to continue acquiring HELOCs when we believe we can acquire HELOCs at a price that is less than the net sales proceeds we would expect to earn from sponsoring a securitization of HELOCs or selling the HELOCs as whole loans. Generally, in the second half of 2004 and the first nine months of 2005, the price that banks were willing to pay for HELOCs for their own portfolios exceeded the price that we were willing to pay based on our estimate of the proceeds available from securitization of the HELOCs.
      The current balance of HELOC loans consolidated on our balance sheet at September 30, 2005 was $215 million. This HELOC portfolio consists of adjustable-rate first and second lien residential loans with a 10-year revolving period and a maturity from origination of ten years. During the revolving period, borrowers have the option of drawing funds up to the available credit limit. As a result, the balance of each HELOC, and the total balance of this portfolio, may increase if borrowers increase their draws. The coupon rate on the HELOCs adjusts as a function of the Prime short-term interest rate. The HELOC portfolio is generally high quality and characterized by relatively high FICO credit scores (average of 725) and relatively low combined loan-to-value ratios (average of 75%). The borrowers in this HELOC portfolio are similar in many ways to the borrowers for the other residential loans in the securitizations we have sponsored.
      As of September 30, 2005, our GAAP credit reserve for consolidated HELOCs was $1.0 million, or 0.49% of the outstanding balance of this portfolio. At December 31, 2004, the reserve was $0.7 million, or 0.24% of the outstanding balance. Serious delinquencies in our HELOC portfolio totaled $1.0 million, or 0.48% of the outstanding balance as of September 30, 2005, an increase from the delinquencies of $0.3 million, or 0.10% as of December 31, 2004. However, overall delinquencies to date are still below our original expectations for these loans. There were no realized credit losses from the HELOC portfolio during the first nine months of 2005.
      In general, due to the second lien status of most of these HELOCs, we expect delinquencies for these HELOCs to be somewhat higher than we experience with our other managed real estate loans. We believe the loss frequency of these HELOCs may be approximately similar to the other residential loans of the same vintage that we manage, but we expect the loss severity (credit loss from a default, as a percentage of the loan balance) of HELOCs to be significantly higher. Due to the higher loss severity, we expect cumulative credit losses over time on these HELOCs could be materially higher than on our other managed residential loans. We have factored this higher loss expectation into our acquisition pricing and securitization calculations. As a result, for the securities we acquired and hold at Redwood from this HELOC securitization, we believe we can earn an attractive yield even if the underlying HELOCs produce significantly higher losses than our other managed residential loans.
      Prepayments affect the returns we earn from owning HELOC assets. Slower prepayments are better for us. On average, prepayment rates for these loans have been faster than we expected

(cumulatively, a CPR of 28% through September 30, 2005). Our assessment of the risks associated with a potential acceleration of HELOC prepayments has been a factor in our not acquiring HELOCs since the second quarter of 2004.

Residential Loan Credit-Enhancement Securities (acquired from securitizations sponsored by others)
      Residential loan CES are the securities issued by an ABS securitization entity that bear the bulk of the initial credit risk of the underlying pool of residential loans that was securitized. The CES that bear the concentrated credit risk typically have below investment-grade credit ratings. By bearing the “first-loss”, “second-loss”, and “third-loss” credit risk, these securities credit-enhance the other securities issued by the ABS entity, allowing those credit-enhanced securities to earn high ratings from credit-rating agencies, thus allowing them to be sold to a wide variety of capital markets investors. The CES bear the initial losses that come from the underlying loan pool, but losses are limited as the maximum loss for the owner of CES is limited to the investment made in purchasing the CES.
      We acquire residential loan CES at a price that is typically significantly less than the principal value of the security (typically 10% to 35% of principal value for a first-loss security). The security typically pays interest at a rate of 3% to 9% of principal value. Our economic return on these securities is dependent primarily on the amount and timing of credit losses that reduce the principal value of these residential CES. Secondarily, our investment returns from owning these assets depend on the prepayment rate of the underlying loans — a faster prepayment rate over time is beneficial.
      During the third quarter of 2005, we acquired residential loan CES with a principal value of $94 million and a market value of $57 million. Thus far in 2005, we have acquired $345 million principal value and $213 million market value of these CES. Although increased competition has generally resulted in higher prices for these assets than in prior years, we are still able to acquire securities at prices and with characteristics that meet our high quality standards and that we anticipate will more likely than not meet our hurdle rate of 14% annual return (net discounted present value of projected cash flows, before overhead) over time. Given our initial range of credit loss and prepayment rate assumptions, initial yields for GAAP purposes for some newly acquired assets can be less than our hurdle rate.
      During the three months ended September 30, 2005, we sold residential loan CES with a principal value of $125 million and a market value of $99 million, respectively, to third-parties other than Acacia; during the first nine months of 2005, we sold residential loan CES with principal value of $160 million and market value of $126 million, respectively, to third parties other than Acacia. Occasionally, we sell securities from this portfolio for portfolio management reasons or to recycle capital. We have continued to sell residential CES in the fourth quarter of 2005.
      Residential loan securities become callable as they season, usually when the current balance of the underlying loans declines to under 10% of the original securitized loan balance. Calls are usually beneficial for us, as we receive a payment for the full principal value of an asset that, in general, we acquired at a discount to the principal value. Calls typically diminish future reported earnings per share, however, it is usually our highest yielding assets that get called. During the third quarter of 2005, residential loan CES with a principal value of $5 million were called. Calls totaled $28 million principal value in the first nine months of 2005. We expect to realize calls in the fourth quarter of 2005 from the $7 million principal value of residential CES we owned as of September 30, 2005 that were callable and from other CES that will become callable during 2005 (given current prepayment rates, we estimate that approximately $1 million additional principal value of our existing residential CES could become callable by the year-end 2005). We do not have an accurate way to determine when or if these securities will be called. However, we believe call activity and call profits are likely to decline significantly during 2005 and in future years relative to the prior two years as the amount of CES potentially callable has declined significantly.

      As a net result of our acquisition, sale, and call activity, the loans underlying these reported residential CES increased from $126 billion at December 31, 2004 to $179 billion at September 30, 2005. (Total residential loans credit-enhanced, including Sequoia loans, were $149 billion at December 31, 2004 and $195 billion at September 30, 2005.)
      There were approximately 527,000 loans totaling $179 billion underlying our residential credit-enhancement securities at September 30, 2005, and the average loan balance was $340,000. Loans with a balance over $1 million made up 6% of the dollar balance of loans. Loans on homes located in California were 44% of these loan balances, split approximately evenly between northern and southern California. Other states, each of which represents 3% to 11% of these loans, include Florida, New York, New Jersey, Virginia, Texas, and Colorado. Primary residences represented 92% of these loan balances, second homes represented 6%, and investor properties represented 2%. Fixed rate loans totaled 43% of the loans, hybrids totaled 32%, and adjustable rate mortgages totaled 25%. Included in the adjustable rate loans are loans that allow for negative amortization (18% of the total loans). Loans that had an interest-only payment component totaled 25% of the portfolio.

Table 19 Residential Loan Credit-Enhancement Securities

	September 30,	December 31,
	2005	2004
(In thousands)
First loss position, principal value	$433,557	$352,752
Second loss position, principal value	231,837	276,720
Third loss position, principal value	387,419	304,300

Total principal value	$1,052,813	$933,772

First loss position, amortized cost	$101,215	$68,675
Second loss position, amortized cost	152,870	171,220
Third loss position, amortized cost	326,437	243,030

Total amortized cost	$580,522	$482,925

First loss position, carrying value	$152,470	$110,933
Second loss position, carrying value	171,398	195,536
Third loss position, carrying value	340,933	255,189

Total carrying value	$664,801	$561,658

      We mark residential loan CES to market value on our Consolidated Balance Sheets (but not generally through our income statement unless we determine there is other-than-temporary impairment). At September 30, 2005, our reported ownership of residential CES acquired from securitizations sponsored by others totaled $665 million. This was an increase from the $562 million market value we reported on December 31, 2004. Our acquisitions plus net positive market value adjustments exceeded calls, sales, and principal pay downs for the first nine months of 2005.
      At September 30, 2005, our adjusted cost basis of residential loan CES was $581 million. At September 30, 2005, the $84 million difference between our adjusted cost basis and our balance sheet carrying value represented net unrealized market value gains for residential loan CES (acquired from others). Net unrealized market value gains increased during the first nine months of 2005 by $6 million.
      The difference between the principal value ($1.1 billion) and adjusted cost basis ($581 million) of these residential loan CES at September 30, 2005 was $472 million, of which $383 million was designated as internal credit protection (reflecting our estimate of likely credit losses on the underlying loans over the life of these securities), while the remaining $89 million represented a purchase discount we will accrue into income over time. During the nine months ended September 30, 2005, we re-designated $44 million of designated credit protection to unamortized discount to be accreted into income over time (due to strong credit performance and cumulative prepayments on the underlying loans).
      Faster prepayments for the loans underlying recently acquired residential CES have not led to significantly higher yields for GAAP purposes in the near-term as most of the purchase discount balances have been designated as internal credit protection. Since we assume much of this purchase discount will be required to cover expected credit losses, we do not amortize this purchase discount designated as internal credit protection into income even if prepayment rates are faster than originally anticipated. If credit performance is better than excellent in the years ahead, as part of our estimate of expected future cash flows, we may re-designate the internal credit reserve as discount and then amortize it into reported income. If cumulative prepayment rates have been rapid, the yields we recognize for GAAP from these securities after any such re-designation is likely to be higher.
      External credit protection serves to protect us from credit losses on a specific asset basis and represents the principal value of interests owned by others that are junior to specific interests owned by us. At September 30, 2005, we had $135 million of external credit-enhancement and $383 million of internally designated credit protection for this portfolio. The combined balance of external and internally designated credit protection represented 29 basis points (0.29%) of the $179 billion of loans underlying our credit-enhancement portfolio. The amount of credit protection and the related risks are specific to each credit-enhancement interest.
      There were $1.7 million credit losses for the underlying loans during the third quarter of 2005 and $3.7 million credit losses during the first nine months of 2005. The annualized rate of credit loss was less than 1 basis point (0.01%) of underlying loans. Losses borne by external credit-enhancement for the three and nine months ended September 30, 2005 totaled $0.2 million and $0.4 million, respectively. Losses by us (against our designated credit reserves) totaled $1.5 million during the third quarter of 2005, and $3.3 million during the first nine months of 2005.
      There were $0.7 million of credit losses for the underlying loans during the third quarter of 2004 and $2.6 of million credit losses during the first nine months of 2004. The annualized rate of credit loss was less than 1 basis point (0.01%) of underlying loans. Losses borne by external credit-enhancement for the three and nine months ended September 30, 2004 totaled $0.2 million and $0.3 million, respectively. Losses incurred by us (against our designated credit reserves) totaled $0.5 million during the third quarter of 2004, and $2.3 million during the first nine months of 2004.
      Delinquencies (over 90 days, foreclosure, bankruptcy, and REO) in the underlying portfolio of residential loans that we credit-enhance through owning these CES were $260 million at September 30, 2005, an increase from $150 million at December 31, 2004. Delinquencies as a percentage of the residential loans we credit-enhance increased to 0.15% at September 30, 2005 from 0.12% at December 31, 2004. The level of delinquencies on these loans is below national levels.
      For the three months ended September 30, 2005, we did not recognize losses due to other-than-temporary impairment on our residential loan CES. We recognized $55,000 of other-than-temporary impairments for the nine months ended September 30, 2005. Impairments for the third quarter of 2004 totaled $0.1 million and totaled $3.3 million for the first nine months of 2004. These losses are included in net recognized gains and valuation adjustments in our Consolidated Statements of Income.

Commercial Real Estate Loans
      We have been investing in commercial real estate loans since 1998. Our commercial real estate loan portfolio increased during the first nine months of 2005 to $56 million at September 30, 2005 from $54 million at December 31, 2004 due to the acquisition of $21 million of loans, offset by sales, principal pay-downs, and amortization. We plan to continue to make additional investments in commercial real estate loans, including mezzanine loans, subordinated (junior or second lien) loans, and B-Notes (B-Notes represent a structured commercial real estate loan that retains a higher portion of the credit risk and generates a higher yield than the initial loan.)

      Factors particular to each of our other commercial loans (e.g., lease activity, market rents, and local economic conditions) could cause credit concerns for our commercial loan portfolio in the future. If this occurs, we may need to provide for future losses on our commercial loans held-for-investment. We continually monitor and determine the level of appropriate reserves for our commercial loans. No additional reserves were required during the third quarter of 2005. Commercial real estate loans, fair values, and credit reserve requirements are determined by ongoing evaluations of underlying collateral using current appraisals, discounted cash flow analyses, and other valuation methodologies.

Commercial Loan Credit-Enhancement Securities
      We acquire unrated interests in CMBS and fund them with equity. We define these non-rated CMBS as commercial loan CES. At September 30, 2005 and December 31, 2004, the amount of underlying commercial loans that we credit enhanced through our ownership of commercial loan credit enhancement securities was $39 billion and $26 billion, respectively.
      At September 30, 2005, we credit enhanced $21 billion of commercial real estate loans through ownership of first-loss CMBS, an increase from the $6 billion in commercial real estate loans credit enhanced at December 31, 2004. Delinquencies were $13 million, or 0.06% of the loan balances at September 30, 2005; there were no delinquencies on these loans at December 31, 2004. We incurred no credit losses on these underlying loans for the three and nine months ended September 30, 2005 and 2004, respectively. Our internally-designated credit reserve on these loans was $121 million and $27 million at September 30, 2005 and December 31, 2004, respectively.
      The average loan size on the approximately 1,400 loans we credit enhanced at September 30, 2005 was $15 million. These loans were located in California (17%), New York (14%), Texas (8%), Virginia (4%), Florida (3%), and in other states across the U.S. The underlying collateral for these loans consisted of office buildings (40%), retail (32%), multi-family apartments (11%), hotels (6%), and the remaining 11% a mix of self storage, industrial and other property types. The weighted-average LTV on these loans was 69% and the weighted average debt-service coverage was 1.67X as of September 30, 2005.
      At September 30, 2005, we credit-enhanced $18 billion of commercial real estate loans through our interests in a CMBS re-REMIC, a decrease from the $20 billion credit enhanced at December 31, 2004. Delinquencies on these loans at were $220 million, or 1.20% of the loan balances at September 30, 2005. Delinquencies on these loans were $363 million, or 1.80% of the loan balances at December 31, 2004. External credit protection on these loans was $1.6 billion at both September 30, 2005 and December 31, 2004. Internally-designated credit reserves were $17 million and $19 million at September 30, 2005 and December 31, 2004, respectively. For the three and nine months ended September 30, 2005, total credit losses on these underlying loans were $1 million and $66 million, respectively, of which $1 million and $65 million were borne by credit enhancement securities not owned by us, respectively. Credit losses realized against our designated credit reserves on our commercial loan CES were $3,000 and $1.5 million for the three and nine months ended September 30, 2005, respectively.
      The average loan size for the approximate 4,500 loans we credit enhanced at September 30, 2005 was $4 million. These loans were located in California (17%), New York (11%), Texas (8%), Florida (6%), Virginia (3%), and in other states across the U.S. The underlying collateral for these loans consisted of multi-family apartments (31%), retail (30%), office buildings (13%), hotels (7%), industrial (6%), and other property types. The weighted average LTV on these loans was 73% and the weighted average debt-service coverage was 1.47X as of September 30, 2005.
Securities Portfolio
      We continue to acquire diverse residential real estate loan securities, commercial real estate loan securities, debt interests in real estate-oriented CDOs, in each case primarily rated AA, A, and BBB. Also included in this portfolio are non-investment grade interests in commercial real estate securities (excluding commercial loan CES), manufactured housing securities, corporate bonds issued by REITs, and equity in CDO’s sponsored by others. We have sold most of our securities in this consolidated portfolio (as reported for GAAP purposes) to Acacia bankruptcy-remote securitization entities. Acacia issues CDO ABS to fund its acquisition of these assets. We consolidate these Acacia’s assets as “securities portfolio” and any BB-rated residential loan CES are consolidated with our “Residential Loan CES”, and we reflect Acacia’s issuance of CDO ABS as ABS obligations on our Consolidated Balance Sheets.
      The increase in the securities portfolio during this quarter was the result of additional acquisitions of securities for sale to Acacia. Our consolidated securities portfolio totaled $1.8 billion carrying value on September 30, 2005, of which $1.5 billion had been sold to Acacia ABS securitization entities as of that date. At December 31, 2004, we had $1.4 billion carrying value of these securities, of which $1.3 billion had been sold to Acacia entities as of that date.
      We continue to acquire non-investment grade CMBS that are rated BB and B. These assets will be sold to Acacia entities. The balance of these CMBS assets increased to $146 million at September 30, 2005 from $70 million at December 31, 2004.
      We reported other-than-temporary impairments (EITF 99-20 and FA5115) in the consolidated securities portfolio of $1.2 million during the three months ended September 30, 2005 and $3.1 million for the first nine months of 2005. We had other-than-temporary impairments during the third quarter or first nine months of 2004 of $0.3 million and $1.5 million, respectively.
      The tables below present the types of securities we own as reported in this securities portfolio by their credit ratings as of September 30, 2005 and December 31, 2004.

Table 20 Consolidated Securities Portfolio — Underlying Collateral Characteristics at September 30, 2005 and December 31, 2004

		Rating:
At September 30, 2005	Total	AAA	AA	A	BBB	BB	B	Unrated

(Dollars in millions)
Commercial real estate loans	$311	$19	$2	$33	$111	$119	$27	$—
Residential Prime real estate loans	648	28	262	154	204	—	—	—
Residential Sub-prime real estate loans	477	—	90	303	84	—	—	—
Residential Second Lien real estate loans	118	3	50	59	6	—	—	—
Manufactured Housing Loans	15	3	—	6	—	—	6	—
REIT Corporate Debt	63	—	—	7	56	—	—	—
Real Estate CDOs	151	35	26	30	40	15	—	5

Total Securities Portfolio	$1,783	$88	$430	$592	$501	$134	$33	$5

		Rating:
At December 31, 2004	Total	AAA	AA	A	BBB	BB	B	Unrated

(Dollars in millions)
Commercial real estate loans	$229	$16	$2	$35	$106	$62	$8	$—
Residential Prime real estate loans	400	27	200	80	93	—	—	—
Residential Sub-prime real estate loans	429	—	43	288	98	—	—	—
Residential Second Lien real estate loans	131	—	55	67	9	—	—	—
Manufactured Housing Loans	14	3	5	—	—	—	6	—
REIT Corporate Debt	65	0	0	8	49	8	—	—
Real Estate CDOs	113	13	24	37	36	2	—	1

Total Securities Portfolio	$1,381	$59	$329	$515	$391	$72	$14	$1
LIABILITIES AND STOCKHOLDERS’ EQUITY

Redwood’s Debt
      We typically use debt to fund the accumulation of assets prior to sale to sponsored ABS securitization entities (Sequoia and Acacia entities). These accumulated assets are pledged to secure the associated debt. These borrowings have maturities of less than one year and interest rates that generally change monthly based upon a margin over the one-month LIBOR interest rate. Our debt levels vary based on the timing of our asset accumulation and securitization activities. During the first nine months of 2005, as measured daily, our maximum debt level was $552 million, our minimum debt level was $94 million, and our average debt level was $264 million.
      In March 2005, we formed Madrona Residential Funding, LLC (“Madrona”), a special purpose entity and wholly owned subsidiary of RWT Holdings. Madrona gives us the flexibility to access the capital markets and issue short-term debt instruments to finance the accumulation of loans prior to sale to sponsored securitization entities. Madrona is designed to fund residential loans accumulated for eventual sale to our Sequoia securitization program by issuing A1+/ P1 rated commercial paper. Madrona was established to accumulate up to $1.5 billion of loans (although the current authorization is for $300 million) and can warehouse each loan up to 270 days. There are specific eligibility requirements for financing loans in this facility that are similar to our existing financing facilities with several banks and large investment banking firms. There is a credit reserve account for approximately 70 basis points that will serve as credit-enhancement to the commercial paper investors. In addition, we issued $5.4 million of a BBB-rated Madrona ABS to provide further credit support to the holders of commercial paper. This facility has a three-year term. During the third quarter of 2005, Madrona issued commercial paper which was purchased by Redwood. As of September 30, 2005, there was no commercial paper issuance outstanding.
      Overall, we believe we maintain a close match between the interest rate characteristics of Redwood debt and the pledged assets. For most of our debt-funded assets (assets acquired for future sale to sponsored securitization entities or to other financial institutions as whole loans), the floating rate nature of our debt closely matches the adjustable-rate interest income earning characteristics of the accumulated assets. Not all of the accumulated assets we acquire are adjustable-rate. We also acquire fixed rate and hybrid rate securities for re-securitization through our Acacia CDO program, and we may acquire hybrid rate residential real estate loans in the future for our Sequoia securitization program. We typically use interest rate agreements to hedge associated interest rate mismatches when the assets we accumulate for future securitizations do not match the interest rate characteristics of our debt.

Asset-Backed Securities Issued
      Redwood consolidates on its balance sheets the asset-backed securities that are obligations of those securitization entities that are sponsored by Redwood. These ABS issued are not obligations of Redwood.
      Sequoia had $16.1 billion asset-backed securities outstanding on September 30, 2005 compared to $21.9 billion on December 31, 2004. Pay downs of existing ABS issued by Sequoia exceeded new issuance and resulted in the decline in overall balance of Sequoia ABS thus far this year.
      Acacia entities issue ABS of a type known as CDOs to fund their acquisitions of real estate securities from Redwood. Acacia CDO issuance outstanding was $2.1 billion on September 30, 2005 and $1.7 billion on December 31, 2004. We issued $0.6 billion of Acacia ABS in the first nine months of 2005. For the three months ended September 30, 2005, there were $34.3 million of Acacia ABS pay downs. Pay downs totaled $87.4 million during the first nine months of 2005. There were no significant pay downs of Acacia ABS during the first nine months of 2004.

Stockholders’ Equity
      Our reported stockholders’ equity increased by 18% during the first nine months of 2005, from $864 million at December 31, 2004 to $1.0 billion at September 30, 2005 as a result of $157 million earnings, $31 million stock issuance, $1 million proceeds from stock option exercises, $3 million non-cash equity adjustments, and a $12 million net increase in the market values of assets that are marked-to-market through our Consolidated Balance Sheets, offset by $52 million dividends declared.
      We may seek to issue additional shares even during a period when we are maintaining uninvested cash balances. This would allow us to accommodate additional portfolio growth while also using cash balances to reduce overall risk (and insure funding for future opportunities). As always, we will issue equity only when we believe such issuance would enhance long-term earnings and dividends per share, compared to what they would have been otherwise.
      Certain assets are marked-to-market through accumulated other comprehensive income; these adjustments affect our book value but not our net income. As of September 30, 2005, we reported a net accumulated other comprehensive income of $117 million and at December 31, 2004 we reported net accumulated other comprehensive income of $105 million. Changes in this account reflect increases in the fair value of our earning assets (positive $35 million) and interest rate agreements (positive $8 million), and also reflect changes due to calls, sales, and other-than-temporary impairments of a portion of our securities ($31 million). Our reported book value at September 30, 2005 was $41 per share.
CASH REQUIREMENTS AND SOURCES OF CASH
      We use cash to fund our operating and securitization activities, invest in earning assets, service and repay Redwood debt, fund working capital, and fund our dividend distributions.
      One primary source of cash is principal and interest payments received on a monthly basis from our real estate loans and securities. This includes payments received from those ABS that we acquired from ABS securitizations we sponsor. Other sources of cash include proceeds from sales of assets to securitizations entities, proceeds from sales of other assets, borrowings, and issuance of common stock.
      We currently use borrowings solely to finance the accumulation of assets for future sale to securitization entities. Sources of borrowings include repurchase agreements, bank borrowings, and other forms of collateralized short-term borrowings, and non-secured lines of credit. We also issue collateralized commercial paper. Our borrowings are typically repaid using proceeds received from the sale of assets to securitization entities. For residential loans, our typical inventory holding period is one to twelve weeks. For securities held for sale to Acacia CDO securitization entities, our typical holding period is one to six months.

      In addition to the cash flows discussed above, our Consolidated Statements of Cash Flows also includes cash flows generated and used by the ABS securitization entities that are consolidated on our Consolidated Balance Sheets. Cash flows generated within these entities are not available to Redwood, except to the degree that a portion of these cash flows may be due to Redwood as an owner of one or more of the ABS certificates issued by the entity. Cash flow obligations of — and uses of cash by — these ABS entities are not part of Redwood’s operations and are not obligations of Redwood, although a decrease in net cash flow (or an increase in credit losses) generated by an ABS entity could defer or reduce (or potentially eliminate) interest and/or principal payments otherwise due to Redwood as an owner of certain more risky ABS issued by the entities.
OFF-BALANCE SHEET COMMITMENTS
      At September 30, 2005, in the ordinary course of business, we had commitments to purchase $4 million of real estate loans and securities that settled in October 2005. These purchase commitments represent derivative instruments under FAS No. 149. The value of these commitments was negligible as of September 30, 2005.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
      The table below presents our contractual obligations and commitments as of September 30, 2005, as well as the consolidated obligations of the securitization entities that we sponsored and are consolidated on our balance sheets. The operating leases are commitments that are expensed based on the terms of the related contracts.

Table 21 Contractual Obligations and Commitments as of September 30, 2005

	Payments Due or Commitment Expiration by Period

		Less Than	1 to
	Total	1 Year	5 Years	After 5 Years
(In thousands)
Redwood obligations:
Redwood debt	$161,739	$161,739	$—	$—
Accrued interest payable	676	676	—	—
Operating leases	6,187	1,163	2,841	2,183
Purchase commitments — securities	3,355	3,355	—	—
Purchase commitments — whole loans	1,076	1,076	—	—

Total Redwood obligations and commitments	$173,033	$168,009	$2,841	$2,183

Obligations of securitization entities:
Consolidated asset-backed securities	$18,237,792	$—	$—	$18,237,792
Accrued interest payable	41,529	41,529	—	—

Total obligations of securitization entities	$18,279,321	$41,529	$—	$18,237,792

Total consolidated obligations and commitments	$18,452,354	$209,538	$2,841	$18,239,975

Note:	All consolidated ABS issued are collateralized by associated assets and, although the stated maturity is as shown, the ABS obligations will pay down as the principal of the associated real estate loans or securities pay down.

PERMANENT ASSET PORTFOLIO
      Management’s approach to investments, risks, and returns focuses on managing a portfolio of assets that is funded with equity. In our opinion these assets are able to generate high-quality, long-term cash flows that meet or exceed our hurdle rate without using any financial leverage. We refer to these assets as “permanent” assets. Management believes that the following discussion of Redwood’s permanent asset portfolio (a presentation of our assets that differs from GAAP) is helpful for further understanding our business.
      Our permanent assets are characterized below along with an explanation of how these assets and any associated liabilities are presented in our Consolidated Balance Sheets.

•	Residential CES and IO securities acquired from Sequoia entities: These securities are represented on our Consolidated Balance Sheets as the difference between residential loans ($16.3 billion) plus HELOCs ($215 million) sold to securitization entities and ABS issued ($16.1 billion) by the securitization entities. The total estimated fair value of these Sequoia CES and IO securities is estimated at $113 million at September 30, 2005.

•	Residential loan B-rated and non-rated CES acquired from ABS securitizations sponsored by others: These securities appear on our balance sheets at estimated market value ($297 million as of September 30, 2005) within our residential CES portfolio. This estimate does not include B-rated residential CES that have been sold to Acacia.

•	Investments in Acacia entities: These investments in Acacia entities are represented on our Consolidated Balance Sheets as the difference between securities ($1.9 billion) acquired from third parties and securities acquired from Sequoia entities ($0.3 billion, which do not appear explicitly on our balance sheets) and sold to Acacia entities and ABS issued ($2.1 billion) by Acacia entities. The securities within Acacia and consolidated on our balance sheets generally have credit ratings of AAA through B. Our equity investments in Acacia entities had a total estimated fair value of $113 million at September 30, 2005.

•	Interests in commercial real estate loans: These interests in commercial real estate loans are represented on our Consolidated Balance Sheets as the difference between commercial loans ($15 million) consolidated on our balance sheets and commercial loan ABS issued ($4 million). Interests in commercial loans have an estimated fair value at September 30, 2005 of $11 million.

•	Commercial loan CES: These commercial loan CES are reported at estimated market value on our Consolidated Balance Sheets. At September 30, 2005, commercial loan CES had an estimated market value of $44 million.

•	Other securities. These securities include CDO equity acquired from securitizations sponsored by others, residential IO securities purchased from securitizations sponsored by others, and certain commercial real estate securities. These are reported on our balance sheets at estimated market value within the securities portfolio. At September 30, 2005, these other securities had a total estimated market value of $10 million.
      We also earn net interest income from our inventory assets, which are not part of our permanent asset portfolio. These are assets acquired by us for future sale (typically within one to four months) to securitization entities sponsored by us or to another financial institution. We fund our inventory asset with equity and with Redwood debt. Our inventory is characterized below.

•	Residential loans: These inventory assets include residential loans ($17 million at September 30, 2005) and HELOCs ($0.1 million) temporarily funded with equity ($17 million) or Redwood debt ($0). These generally stay in inventory less than two months prior to the sale to a Sequoia entity or a financial institution. These are reported as part of our residential real estate loans or home equity lines of credit on our consolidated balance sheets.

•	Residential and commercial real estate securities: These inventory assets include diverse securities ($268 million) generally with credit ratings of AAA through B that were acquired for future sale to Acacia. We fund these assets with equity ($106 million) and Redwood debt ($162 million). These are reported as part of our residential CES portfolio and our securities portfolio on our consolidated balance sheets.
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

Credit Risk
      Our core business is assuming the credit risk of real estate loans. We are highly leveraged in an economic sense due to the structured leverage within the securities we own, as the amount of residential and commercial real estate loans on which we take “first-loss” risk is high relative to our equity capital base. However, we do not use debt to fund these assets and our maximum credit loss from these assets (excluding loans and securities held temporarily as inventory for securitization) is limited and is less than our equity capital base. The majority of our credit risk comes from high-quality residential real estate loans. This includes residential real estate loans consolidated from ABS securitizations from which we have acquired a credit-sensitive ABS security, and loans we effectively “guarantee” or “insure” through the acquisitions of residential loan CES from securitizations sponsored by others. We are also exposed to credit risks in our commercial real estate loan portfolio, the “first-loss” commercial real estate securities we own, our other residential and commercial real estate securities, and with counter-parties with whom we do business.
      We assume credit risk with respect to residential real estate loans primarily through the ownership of residential loan CES and similarly structured securities acquired from securitizations sponsored by others and from Sequoia securitizations sponsored by us. These securities have below investment-grade credit ratings due to their high degree of credit risk with respect to the residential real estate loans within the securitization entities that issued these securities. Credit losses from any of the loans in the securitized loan pools reduce the principal value of and economic returns from residential loan CES. We assume credit risk with respect to commercial real estate loan premiums through the ownership of commercial loan CES acquired from securitizations sponsored by others.
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
      Credit losses on commercial real estate loans can occur due to a multitude of reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of the property; special hazards; earthquakes and other natural events; over-leveraging of the property; changes in legal protections for lenders; reduction in market rents and occupancies and poor property management practices. In addition, if the U.S. economy weakens, our credit losses could be increased beyond levels that we have anticipated. The large majority of the commercial loans we credit-enhance are fixed-rate loans with required amortization. A small number of loans are interest-only loans for the entire term or a portion thereof, which may have special credit risks. If we incur credit losses, our taxable income would be reduced, our GAAP earnings might be reduced, and our cash flows, asset market values, access to short-term borrowings (typically used to acquire assets for sale to securitization entities), and our ability to securitize assets might be harmed. The amount of capital and cash reserves that we hold to help us manage credit and other risks may prove to be insufficient to protect us from earnings volatility, dividend cuts, liquidity issues, and solvency issues.
      Loan cash flows from each commercial mortgage loan pool and their corresponding distribution to each of our CMBS may be affected by numerous assumptions and variables including:

(i) changes in our estimate of the timing and/or amount of credit losses on the commercial mortgage loans (credit risk), which are a function of:

•	the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a default percentage);

•	the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a lag);

•	the amount of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from foreclosure and sale of the underlying collateral property (referred to in the industry as a loss severity); and

•	other costs related to credit including trust expenses and disposition costs related to the loans;

(ii) changes in cash flows related to principal losses and interest shortfalls, as well as our estimate of the timing and amount of potential recoveries of such shortfalls, based on our overall expected loss estimate for our CMBS, the fair value of which is determined using a loss adjusted yield to maturity;

(iii) the amount and timing of principal and interest advances made by the servicers for distribution to the CMBS; and

(iv) the expected performance of the properties during the resolution period.
      In addition to residential loan CES and commercial CES, the Acacia entities we also sponsor own investment-grade and other securities (typically rated AAA through B, and in a second-loss position or better, or otherwise effectively more senior in the credit structure as compared to a residential loan CES or commercial loan CES or equivalent held by us) issued by residential securitization entities that are sponsored by others. Generally, we do not control or influence the underwriting, servicing, management, or loss mitigation efforts with respect to these assets. Some of the securities Acacia owns are backed by sub-prime residential loans that have substantially higher risk characteristics than prime-quality loans. These lower-quality residential loans can be expected to have higher rates of delinquency and loss, and losses to Acacia (and thus Redwood interest in) could occur. Most of Acacia’s securities are reported as part of our consolidated securities portfolio on our Consolidated Balance Sheets. Acacia has also acquired investment-grade BB-rated, and B-rated residential loan securities from the Sequoia securitization entities we have sponsored. The probability of incurring a credit loss on these securities is less than the probability of loss from first-loss residential loan CES and commercial loan CES, as cumulative credit losses within a pool of securitized loans would have to exceed the principal value of the subordinated CES (and exhaust any other credit protections) before losses would be allocated to the Acacia securities. If the pools of residential and commercial loans underlying these securities were to experience poor credit results, however, these Acacia securities could have their credit ratings down-graded, could suffer losses in market value, or could experience principal losses. If any of these events occurs, it would likely reduce our returns from the Acacia CDO equity securities we have acquired and may reduce our ability to sponsor Acacia transactions in the future.

Liquidity Risk
      Redwood’s debt was $162 million at September 30, 2005. This debt was secured by mostly investment grade securities accumulated as inventory for sale to Acacia securitization entities. We also have unsecured lines of credit available that was not drawn upon as of September 30, 2005.
      Covenants associated with a portion of our short-term debt generally relate to our tangible net worth, liquidity reserves, and leverage requirements. We have not had, nor do we currently anticipate having, any problems in meeting these covenants. However, many factors, including ones external to us, may affect our ability to meet these covenants and may affect our liquidity in the future.
      Our ability to sponsor securitizations depends upon being able to access the short-term debt markets to fund assets acquired as inventory prior to sale to sponsored ABS securitization entities. If short-term debt was not available in the future, we would likely need to cease our securitization sponsorship activities, and a potentially attractive source of new assets for our permanent assets portfolio and a source of gain-on-sale profits (for tax and cash) for our taxable subsidiaries would be lost during that time. Assets consolidated onto our balance sheet from ABS entities would generally not be affected by a lack of liquidity in the debt markets (or changes in the asset market values) since these assets are already sold to and financed to maturity by the ABS entity. If sales to ABS entities became an unavailable or unattractive exit strategy due to issues within securitization markets, and if we cannot extend our short-term financing arrangements, assets held as inventory for future securitization and financed with debt would have to be sold, most likely at a loss under those circumstances. Proceeds from any such sales may not be sufficient to repay debt balances.
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
      In some cases, as the seller of assets to these entities prior to securitization, we have the obligation under representation and warranty provisions to repurchase assets from the entities in limited circumstances such as fraud. We have obtained, however, similar representations and warranties from the companies from whom we acquired loans. As a result, our liquidity risk from representations and warranties should be minimal as long as our counter-parties meet their obligations. We believe our sponsorship of these entities, and our ownership of interests in these entities, is unlikely to be a source of potential liquidity risk for us.
      At September 30, 2005, we had $164 million unrestricted cash and unpledged liquid assets (101% of our short-term debt balances) available to meet potential liquidity needs. Increases or decreases in this ratio at different balance sheet dates primarily are the result of the timing of sale of assets to securitization entities. While we anticipate maintaining a strong liquidity position, our ratio of liquid assets to short-term debt will fluctuate as we continue to fund our real estate loans and other securities with short-term borrowings prior to securitization. At this time, we see no indications or materially negative trends that we believe would be likely to cause us a liquidity shortage.
      Net liquidity at September 30, 2005 was $334 million. Net liquidity is the amount of unrestricted cash we would have had on hand if we had sold all the loans and securities we are accumulating for future sale at their estimated market value ($332 million on September 30, 2005) and used the proceeds to pay off Redwood’s debt ($162 million on September 30, 2005). Net liquidity is available for cash needs such as dividend distributions, acquiring new permanent assets, and supporting our securitization efforts.
      Under our internal risk-adjusted capital guidelines, $250 million of this net liquidity at September 30, 2005 was excess liquidity available to support growth in our business. The remainder of the net liquidity balance was required under our risk-adjusted capital guidelines to support our current and projected sales inventory and other operating needs and liquidity risks (such as the risk of requiring cash to post as margin for interest rate agreements if interest rates move adversely for these agreements).

Interest Rate Risk
      Our strategy is to maintain an asset/liability posture on a consolidated basis that is effectively match-funded so that the achievement of our long-term goals is unlikely to be affected by changes in interest rates. This includes assets owned and the ABS issued by consolidated securitization entities, to the extent that any mismatches within the entities could affect our cash flows. We use interest-rate agreements so that the interest rate characteristics of the ABS issued by consolidated securitization entities, as adjusted for outstanding interest rate agreements, closely matches the interest rate characteristics of the assets owned by those entities.
      At September 30, 2005, we consolidated $18.0 billion adjustable-rate ABS collateralized by adjustable-rate assets and $0.2 billion fixed/hybrid rate ABS collateralized by consolidated fixed/hybrid rate assets. For interest rate matching purposes, these assets and liabilities are closely matched. We owned the IO security, CDO equity, or similar security that economically benefits from the spread between the assets and the liabilities of the issuing securitization entity on a portion ($13.3 billion) of these consolidated entities. These assets and liabilities are closely matched economically and to the degree there is a mismatch we attempt to reduce this mismatch through the use of interest rate agreements. For the remainder of the consolidated ABS entities ($5.4 billion), we do not own the security that benefits from the asset/liability spread. Thus, spread changes between the yield of these assets and the cost of these liabilities do not affect our economic profits or cash flow (although timing differences for those assets and liabilities may cause GAAP earnings volatility). Thus, we do not utilize interest rate agreements with respect to interest rate mismatches that may exist between these assets and liabilities on these other consolidated ABS entities.
      The remainder of our consolidated assets at September 30, 2005 ($9 million six-month adjustable-rate assets, $53 million short-term fixed rate assets, $806 million hybrid and fixed-rate assets, and $148 million non-earning assets) were effectively funded for interest rate matching purposes with equity.

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

Table 22 Asset/ Liability Matching at September 30, 2005

					Non		Total
		One-Month	Six-Month	Fixed/	Interest		Liabilities
	Asset	LIBOR	LIBOR	Hybrid	Bearing		and
Asset Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity

(In millions)
Cash (unrestricted)	$163	$163	$—	$—	$—	$—	$163
One-Month LIBOR	5,649	5,649	—	—	—	—	5,649
Six-Month LIBOR	11,965	—	11,956	—	—	9	11,965
Other ARM	259	206	—	—	—	53	259
Fixed/ Hybrid< 1yr*	74	—	—	35	—	39	74
Fixed/ Hybrid> 1yr	1,157	—	—	390	—	767	1,157
Non-Earning Assets	239	—	—	—	91	148	239

Total	$19,506	$6,018	$11,956	$425	$91	$1,016	$19,506

*	Projected principal receipts on fixed-rate and hybrid rate assets over the next twelve months.

Asset/ Liability Matching at December 31, 2004

					Non		Total
		One-Month	Six-Month	Fixed/	Interest		Liabilities
	Asset	LIBOR	LIBOR	Hybrid	Bearing		and
Asset Type	Amount	Liabilities	Liabilities	Liabilities	Liabilities	Equity	Equity

(In millions)
Cash (unrestricted)	$57	$57	$—	$—	$—	$—	$57
One-Month LIBOR	6,314	6,314	—	—	—	—	6,314
Six-Month LIBOR	16,974	—	16,959	—	—	15	16,974
Other ARM	340	285	—	—	—	55	340
Fixed/ Hybrid< 1yr*	53	—	—	21	—	32	53
Fixed/ Hybrid> 1yr	835	—	—	197	—	638	835
Non-Earning Assets	205	—	—	—	81	124	205

Total	$24,778	$6,656	$16,959	$218	$81	$864	$24,778

*	Projected principal receipts on fixed-rate and hybrid rate assets over the next twelve months.

Prepayment Risk
      We seek to maintain an asset/liability posture that benefits from investments in prepayment-sensitive assets while limiting the risk of adverse prepayment fluctuations to an amount that, in most circumstances, can be absorbed by our capital base while still allowing us to make regular dividend payments.
      We believe there is a relatively low likelihood of prepayment risk events occurring within our securitization inventory assets, as we typically sell these loans within a few months of acquiring them. However, changes in prepayment forecasts by market participants could affect the market prices for ABS (especially IO securities) sold by these securitization entities, and thus could affect the gain on sale for economic and tax purposes (not for GAAP purposes) that we seek to earn from sponsoring these securitizations.

      There are prepayment risks in the assets and associated liabilities consolidated on our balance sheets. In general, discount securities (such as CES) benefit from faster prepayment rates on the underlying real estate loans and premium securities (such as IO securities) benefit from slower prepayments on the underlying loans. Our largest current potential exposure to increases in prepayment rates is from short-term residential ARM loans. However, as of September 30, 2005, our premium balances on IO securities backed by ARM loans are less than our discount balances on residential CES backed by ARM loans. As a result, we believe that as of September 30, 2005, we are slightly biased in favor of faster prepayment speeds with respect to the long-term economic effect of ARM prepayments. However, in the short-term, for GAAP, changes in ARM prepayment rates could cause GAAP earnings volatility.
      ARM prepayment rates are driven by many factors, one of which is the steepness of the yield curve. As the yield curve flattens (short-term interest rates rise relative to longer-term interest rates), ARM prepayments typically increase. Prepayment rates on the ARMs underlying the Redwood-sponsored Sequoia securitizations increased from near 25% to over 45% over the last year as the yield curve flattened.
      Through our ownership of discount residential loan CES backed by fixed rate and hybrid residential loans, we generally benefit from faster prepayments on fixed and hybrid loans. Prepayment rates for these loans typically accelerate as medium and long-term interest rates decline.
      Prepayments can also affect our credit results and risks. Credit risks for the CES we own are reduced each time a loan prepays. All other factors being equal, faster prepayment rates should reduce our credit risks on our existing portfolio.
      Prepayments affect GAAP earnings in the near-term primarily through the timing of the amortization of purchase premium and discount. Amortization income from discount assets may not necessarily offset amortization expense from premium assets, and vice-versa. Variations in current and projected prepayment rates for individual assets and changes in short-term interest rates (as they affect projected coupons on adjustable rate mortgages and thus change effective yield calculations on certain loans) may cause net premium amortization expense or net discount amortization income to vary substantially from quarter to quarter. In addition, the timing of premium expense on assets may not always match the timing of the premium taken to income on liabilities even when the underlying assets are the same (i.e., the prepayments are identical).

Reinvestment Risk and Competition
      Reinvestment risk is the risk that the assets we acquire in the future (to maintain our asset size and effective capital utilization as we reinvest principal payments received from our current assets) will not be as attractive as the assets we own today. This is one of the most potent risks we face.
      Although many of our securities do not currently receive principal payments as the underlying loan pools pay down (they are temporarily locked out), the eventual receipt of principal payments is accelerated by faster prepayments. In addition, residential CES typically become callable when the current balance of the underlying loans pays down to 10% of the original balance. Faster prepayments generally lead to quicker principal repayments and call income that will need to be reinvested.
      Most of our existing assets have an expected remaining average life of three to ten years. As a result, our short-term results (one to three years) will likely be determined primarily by our current portfolio of assets. Our longer-term results (and our ability to maintain regular dividend payments in the long term) will be determined primarily by assets we have yet to acquire or create and actions we have yet to take.
      During 2004 and the first nine months of 2005, we experienced increased competition (especially from banks, but also from Wall Street conduits, REITs, hedge funds, and other financial institutions) to acquire assets at the same time that originations of new assets were declining. We expect this increased level of competition to continue. The result is generally lower expected yields for new investment assets and lower expected securitization profit margins for sales of inventory to sponsored securitizations. As a result, we expect that our reported GAAP earnings per share and our special dividends per share are more likely than not to decline over the next few years from recent levels as our current assets are paid down and replaced with new assets with a lower yield potential.

Market Value Risk
      At September 30, 2005, we reported on a consolidated basis $2.5 billion assets that were marked-to-market through our balance sheet (i.e., available for sale securities) but not through our income statement. Of these assets, 59% had adjustable-rate coupons, 18% had hybrid coupon rates, and the remaining 23% had fixed coupon rates. Many of these assets are credit-sensitive. Market value fluctuations of these assets can affect the balance of our stockholders’ equity base. Market value fluctuations for our securities can affect not only our earnings and book value, but also our liquidity, especially to the extent these assets may be funded with short-term borrowings prior to securitization.
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

Inflation Risk
      Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates, and other factors drive our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.
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
      Under the interest method, decreases in our credit loss assumptions embedded in our cash flow forecasts could result in increasing yields being recognized from residential loan CES. In addition, faster-than-anticipated prepayment rates would also tend to increase realized yields over the remaining life of an asset. In contrast, increases in our credit loss assumptions and/or slower than anticipated prepayment rates could result in lower yields being recognized under the interest method and may represent an other-than-temporary impairment under GAAP, in which case the asset may be written down to its fair value through our Consolidated Statements of Income.
      Redwood applies APB 21 and APB 12 in determining its periodic amortization for the premium on its debt, including the issuance of IO securities and deferred bond issuance cost (DBIC). We arrive at a periodic interest cost that represents a level effective rate on the sum of the face amount of the ABS issued and (plus or minus) the unamortized premium or discount at the beginning of each period. The difference between the periodic interest cost so calculated and the nominal interest on the outstanding amount of the ABS issued is the amount of periodic amortization. Prepayment assumptions used in modeling the underlying assets to determine accretion or amortization of discount or premium are used in developing the liability cash flows that are used to determine ABS issued premium amortization and DBIC expenses.

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
      There are certain other valuation estimates we make that have an impact on current period income and expense. One such area is the valuation of certain equity grants. For equity awards granted prior to January 1, 2003, we use the principles provided by APB 25, Interest on Receivables and Payables. For all subsequent awards, the provision under FAS 123 apply. Furthermore, FAS 123R will become the appropriate principle effective January 1, 2006.

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
      To calculate the credit reserve for credit losses for residential real estate loans and HELOCs, we determine inherent losses by applying loss factors (default, the timing of defaults, and the loss severity upon default) that can be specifically applied to each pool of loans. The following factors are considered and applied in such determination:

•	On-going analysis of the pool of loans — including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data

•	Historical loss rates and past performance of similar loans

•	Relevant environmental factors

•	Relevant market research and publicly available third-party reference loss rates

•	Trends in delinquencies and charge-offs

•	Effects in changes in credit concentrations

•	Prepayment assumptions
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

•	On-going analysis of each individual loan — including, but not limited to, the age of the loans, underwriting standards, business climate, economic conditions, geographic considerations, and other observable data;

•	On-going evaluation of fair values of collateral using current appraisals and other valuations

•	Discounted cash flow analysis

•	Perfection of security interest

•	Borrower’s ability to meet obligations
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
      We currently elect to account for the bulk of our interest rate agreements as cash flow hedges; the remainder are accounted for as trading instruments. We record these derivatives at their estimated fair market values, and record changes in their fair values in accumulated other comprehensive income on our Consolidated Balance Sheets. These amounts are reclassified to our Consolidated Statements of Income over the effective hedge period as the hedged item affects earnings. Any ineffective portions of these cash flow hedges are included in our Consolidated Statements of Income, and any changes in the market value on our hedges designated as trading instruments.
      We may discontinue GAAP hedge accounting prospectively when we determine that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) it is no longer probable that the forecasted transaction will occur; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) designating the derivative as a hedging instrument is no longer appropriate. A discontinued hedge may result in recognition of certain gains or losses immediately through our Consolidated Statements of Income, or such gains or losses may be accreted from accumulated other comprehensive income into earnings over the original hedging period.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Discussions about our quantitative and qualitative disclosures about market risk are included in our Management’s Discussion and Analysis included herein.

Item 4.	CONTROLS AND PROCEDURES
      We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2005, which is the end of the period covered by this 10-Q, our disclosure controls and procedures are effective.
      There has been no change in Redwood’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Redwood’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares Available for
	Number of	Average	Part of Publicly	Purchase Under
	Shares	Price Paid	Announced	Publicly Announced
Period	Purchased	per Share	Programs	Programs

July 1 — July 31, 2005	—	—	—	—
August 1 — August 31, 2005	—	—	—	—
September 1 — September 30, 2005	—	—	—	—

Total	—	—	—	1,000,000
      No shares were purchased for the three months ended September 30, 2005. The Company announced stock repurchase plans on various dates from September 1997 through November 1999 for the total repurchase of 7,455,000 shares. None of these plans have expiration dates on repurchases. Shares totaling 1,000,000 are currently available for repurchase under those plans.

Item 6.	EXHIBITS

Exhibit 11.1	Computation of Earnings per Share for the three and nine months ended September 30, 2005 (filed herewith)

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Dated: November 3, 2005	By:	/s/ Douglas B. Hansen ------------------------------ Douglas B. Hansen President (authorized officer of registrant)

Dated: November 3, 2005	By:	/s/ Harold F. Zagunis ------------------------------ Harold F. Zagunis Vice President, Chief Financial Officer, Controller, Treasurer, and Secretary (principal financial and accounting officer)